Form 10-Q
period 1995-03-31
NEWPARK RESOURCES INC
filed 1995-05-15
CIK 71829

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


   For the quarterly period ended March 31, 1995  Commission File No. 1-2960


                            NEWPARK RESOURCES, INC.
            (Exact name of registrant as specified in its charter)


                DELAWARE                           72-1123385
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification No.)


      3850 N. CAUSEWAY, SUITE 1770
          METAIRIE, LOUISIANA                        70002
(Address of principal executive offices)          (Zip Code)


                                (504) 838-8222
                        (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      x      No
                       --------      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $0.01 par value:  10,053,952  shares at May 5, 1995.

                            NEWPARK RESOURCES, INC.
                              INDEX TO FORM 10-Q
                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1995



Item                                                               Page
Number               Description                                  Number
- -------             --------------                               -------
PART I
- -------
    1      Unaudited Financial Statements:
           Consolidated Balance Sheets -
            March 31, 1995 and December 31, 1994...............     3
           Consolidated Statements of Income for the
            Three Month Periods Ended March 31, 1995 and 1994..     4
           Consolidated Statements of Cash Flows for the
            Three Month Periods Ended March 31, 1995 and 1994..     5
           Notes to Consolidated Financial Statements..........     6
   2       Management's Discussion and Analysis of Financial
            Condition and Results of Operations................     8

PART II
- ---------

   5       Other Information...................................    12

   6       Exhibits and Reports on Form 8-K....................    12


PART I
ITEM 1. FINANCIAL STATEMENTS
        ---------------------


Newpark Resources, Inc.
Consolidated Balance Sheets
As of March 31, 1995 and December 31, 1994
(Unaudited)                                                    March  31,     December 31,
- ------------------------------------------------------------------------------------------
(In thousands, except per share data)                              1995           1994
- ------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                    $    771       $  1,404
  Accounts and notes receivable, less allowance
     of $492 in 1995 and $455 in 1994                            25,462         21,450
  Inventories                                                     6,192          7,099
  Other current assets                                            1,776          1,544
                                                               --------       --------
     TOTAL CURRENT ASSETS                                        34,201         31,497
Property, plant and equipment, at cost, net of
  accumulated depreciation                                       68,318         67,630
Cost in excess of net assets of purchased
  businesses, net of accumulated amortization                     4,387          4,403
Deferred tax assets                                               1,594          2,271
Other assets                                                      5,886          4,955
                                                               --------       --------
                                                               $114,386       $110,756
                                                               ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                $    599       $  1,796
  Current maturities of long-term debt                            7,967          8,236
  Accounts payable                                                6,663          5,022
  Accrued liabilities                                             2,306          2,858
                                                               --------       --------
     TOTAL CURRENT LIABILITIES                                   17,535         17,912

Long-term debt                                                   30,110         28,892
Other non-current liabilities                                       253            253
Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 1,000,000
     shares authorized, no shares outstanding                         -              -
  Common Stock, $.01 par value, 50,000,000
     shares authorized,  10,025,252 shares
     outstanding in 1995 and 9,985,785 in 1994                      100             99
  Paid-in capital                                               134,551        134,253
  Retained earnings (deficit)                                   (68,162)       (70,652)
  Other shareholders' equity                                         (1)            (1)
                                                               --------       --------
     Total shareholders' equity                                  66,488         63,699
                                                               --------       --------
                                                               $114,386       $110,756
                                                               ========       ========


          See accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Month Periods Ended March 31,
(Unaudited)
- -----------------------------------------------------------
(In thousands, except per share data)                           1995      1994
- -----------------------------------------------------------  -------   -------
Revenues                                                     $22,209   $17,146

Operating costs and expenses:
  Cost of services provided                                   15,532    12,198
  Operating costs                                              2,288     2,070
                                                             -------   -------
                                                              17,820    14,268

General and administrative expenses                              648       590

Provision for uncollectible accounts and notes receivable         30         -
                                                             -------   -------

Operating income                                               3,711     2,288

Interest income                                                  (91)        -

Interest expense                                                 889       548
                                                             -------   -------

Income from operations before
  provision for income taxes                                   2,913     1,740

Provision for income taxes                                       423         -
                                                             -------   -------

Net income                                                   $ 2,490   $ 1,740
                                                             =======   =======

Weighted average shares outstanding                           10,007     9,875
                                                             =======   =======

Net income per common share                                    $0.25     $0.18
                                                             =======   =======


          See accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31,
(Unaudited)
- ----------------------------------------------------------
(In thousands)                                                 1995      1994
- ----------------------------------------------------------  -------   -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $ 2,490   $ 1,740
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                            2,335     1,703
     Gain on sales of assets                                     (2)      (14)
     Provision for deferred income taxes                        423         -
     Provision for doubtful accounts                             30         -
Change in assets and liabilities:
  (Increase) decrease in accounts and notes receivable       (4,137)    1,417
  Decrease in inventories                                       907     1,669
  Increase in other assets                                   (1,068)   (3,447)
  Increase  (decrease) in accounts payable                    1,222    (2,254)
  Decrease in accrued liabilities and other                    (298)     (661)
                                                            -------   -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES              1,902       153
                                                            -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and equipment            11        37
  Capital expenditures                                       (2,597)   (1,458)
                                                            -------   -------
       NET CASH USED IN INVESTING ACTIVITIES                 (2,586)   (1,421)
                                                            -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (reductions) on lines of credit              2,866    (5,171)
  Principal payments on notes payable, capital lease
     obligations and long-term debt                          (3,337)   (5,160)
  Proceeds from the issuance of debt                            223    10,608
  Proceeds from conversion of stock options                     299       339
                                                            -------   -------
       NET CASH PROVIDED BY  FINANCING ACTIVITIES                51       616
                                                            -------   -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (633)     (652)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                1,404     1,171
                                                            -------   -------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD              $   771   $   519
                                                            =======   =======

Included in accounts payable and accrued liabilities at March 31, 1995 and 1994 were equipment purchases of $419,000 and $211,000 respectively.

The net assets of the Company's discontinued operations were exchanged for a receivable in the amount of $1,061,000 during the three months ended March 31, 1994.

Interest of $892,000 and $569,000 was paid during the three months ending March 31, 1995 and 1994, respectively. No income taxes were paid during the 1995 or 1994 quarter.



          See accompanying Notes to Consolidated Financial Statements.

                            NEWPARK RESOURCES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 In the opinion of management the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark" or the "Company") as of March 31, 1995, and the results of operations and cash flows for the three month periods ended March 31, 1995 and 1994. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1994 audited financial statements and related notes filed on Form 10-K at December 31, 1994.

Note 2 The consolidated financial statements include the accounts of Newpark and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

         Certain reclassifications have been made in the 1994 financial statements to conform them to the 1995 presentation.

Note 3 The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the entire year.

Note 4 The following is a summary of inventories at March 31, 1995 and December 31, 1994 (in thousands):

                               1995  1994
                             ------  -----
            Raw materials    $5,668  $6,752
            Finished goods      524     347
                             ------  ------
                             $6,192  $7,099
                             ======  ======


Note 5 Interest of $56,000 and $26,000 was capitalized during the three months ended March 31, 1995 and 1994, respectively.

Note 6 The Company maintains a $17.0 million bank line of credit for which it paid a 1/2 of 1% annual fee. The line of credit is secured by a pledge of accounts receivable. At March 31, 1995, $2.5 million of letters of credit were issued and outstanding, leaving a net of $14.5 million available for cash advances under the line of credit, against which $11.6 million had been funded at March 31, 1995. The line of credit bears interest at a specified "prime rate" (9.0 % at March 31, 1995) plus 0.5% with interest payable monthly and matures July 1, 1996. The line of credit agreement requires that the Company maintain certain specified financial ratios and contains other usual requirements. The Company was in compliance with all of these covenants at March 31, 1995.

         The Company also maintains an inventory line of credit with a Texas bank to finance its seasonal log purchases at its sawmill facility. The Company may borrow up to $2.0 million secured by its log inventory. Advances against the line will be available from August 1 through November 15 of each calendar year; the paydown period (six equal monthly installments of principal plus accrued interest), extends from December through June of the succeeding calendar year. The line of credit bears interest at a specified "prime rate" (9.0% at March 31, 1995) plus 2%. The Company paid a 1/4 of 1% fee to obtain the commitment. At March 31, 1995, $599,000 was outstanding against the line.

Note 7 Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters will not have a material adverse effect on Newpark's financial position or results of operations.

         During 1992, the State of Texas assessed additional sales taxes for the years 1988-1991. The Company has filed a petition for redetermination with the Comptroller of Public Accounts. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the consolidated financial statements.

         In the normal course of business, in conjunction with its insurance programs, the Company has established letters of credit in favor of certain insurance companies in the amount of $2,825,000 at March 31, 1995. At March 31, 1995, the Company had outstanding guaranty obligations totaling $469,000 in connection with facility closure bonds issued by an insurance company.

         The Company holds the exclusive right to use a patented prefabricated mat system throughout the continental United States. The license agreement requires, among other things, that the Company purchase a minimum of 20,000 mats annually. Any purchases in excess of that level may be applied to future annual requirements. The Company's annual commitment to maintain the agreement in force is estimated to be $3,600,000.

         Effective September 6, 1994, the Company issued a $920,000 guarantee obligation to a state regulatory agency to assure funding for future site closure obligations at its NORM processing facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       The following table represents revenue by product line for three month periods ended March 31, 1995 and 1994.

                                                     Three Month Periods Ended March 31,
                                                           (Dollars in thousands)
                                                             1995              1994
                                                    -------------------- ---------------

Revenues by product line:
     Offsite waste processing                          $ 7,391    33.3%  $ 3,680   21.5%
     Site preparation                                    5,262    23.7     5,391   31.4
     Onsite environmental management                     4,585    20.6     2,552   14.9
     Wood product sales                                  2,623    11.8     3,308   19.3
     General oilfield services                           1,948     8.8     1,815   10.6
     Other                                                 400     1.8       400    2.3
                                                       -------    ----   -------  -----
       Total revenues                                  $22,209   100.0%  $17,146  100.0%
                                                       =======   =====   =======  =====

THREE MONTH PERIOD ENDED MARCH 31, 1995 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1994

Revenues

     Total revenues increased to $22.2 million in the 1995 period from $17.1 million in the 1994 period, an increase of $5.1 million or 29.5%. Principal components of the increase by product line are described as follows:

     Offsite waste processing revenue increased $3.7 million or 100.8%, and included two principal components: a $2.3 million or 62% increase in nonhazardous oilfield waste ("NOW") processing revenue, which rose due to increased volume, with 690,000 barrels received in the current period compared to 407,000 barrels in the 1994 quarter, and $1.4 million from naturally occurring radioactive material ("NORM") processing, a revenue source which began late in the fourth quarter of 1994.

     Onsite environmental management service revenue increased $2.0 million, or 79.7%. The change was composed of a $1.1 million or 100% increase in revenue from on-site remediation operations as that market became more active following resolution of NORM regulations, and a $900,000 or 56.0% increase in rerental revenue due to changes in the mix of site projects resulting in longer periods of utilization.

     Revenue from wood product sales were $700,000 below the 1994 level, which included a large order that did not recur.

     Site preparation revenue decreased $100,000. While the oil and gas exploration and production (E&P) component declined as anticipated due to recent low commodity prices, this was substantially offset by growth in wetlands site preparation activity, principally in Florida and Georgia.


Operating Income

     Operating income increased $1.4 million or 62.2% to $3.7 million or 16.7% of revenue in the 1995 period from $2.3 million or 13.3% of revenue in the 1994 period. Material factors contributing to the increase are discussed below:

     Operating income from offsite waste processing increased $1.5 million or 504.6%. The increase was contributed equally by the new NORM processing operations and the increased volume of NOW received in the period. Gross margin per barrel of NOW declined 5% to $4.41 per barrel, due to changes in the mix of revenues.

     Operating income from onsite environmental management services increased $250,000 and was primarily related to rerental of mats due to increased average period of use resulting from the continued trend towards deeper drilling.

     Operating income from wood product sales decreased $200,000 due to the effect of lower revenue and the relatively high proportion of fixed costs associated with the business. The operating margin declined to 9.2% from 13.2% as a result.

     General and administrative expenses as a proportion of revenue decreased to 2.9% in the 1995 period from 3.4% in the 1994 period, while nominally rising in total.


Interest Expense

     Interest expense increased $341,000 to $889,000 in the 1995 period from $548,000 in the 1994 period, as the Company increased net borrowings to finance new and existing facilities and equipment subsequent to the first quarter of 1994.


Income from Operations

     Income from operations increased $1.2 million or 67.4% to $2.9 million in the 1995 period from $1.7 million in the 1994 period.

Provision for Income Taxes

     The net provision for the 1995 period of $423,000 is comprised of a provision for federal income taxes net of the recognition of certain state income tax carryforwards available to offset estimated future earnings.


Net Income

     Net income increased $750,000 or 43.1% to $2.5 million in the 1995 period from $1.7 million in the 1994 period.


LIQUIDITY AND CAPITAL RESOURCES

     Newpark's short-term liquidity needs are provided primarily by operating cash flow and borrowings under bank lines of credit.

     During the first quarter of the year, the Company made capital expenditures of $2.6 million, and added $3.1 million to net working capital. Funded long-term debt increased $1.2 million, with the remainder provided primarily by operations. Operating cash flow in the current quarter rose by $1.7 million to $1.9 million in the 1995 period.

     The Company maintains a $17.0 million bank line of credit for which it paid a 1/2 of 1% annual fee. The line of credit, which is secured by a pledge of accounts receivable, bears interest at 0.5% above a specified prime rate, and matures July 1, 1996. At March 31, 1995 $2.5 million of letters of credit were issued and outstanding, leaving a net of $14.5 million available for cash advances under the line of credit, against which $11.6 million had been funded at March 31, 1995. The credit agreement requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. The Company was in full compliance with the agreement at March 31, 1995.

     The Company also maintains a $2.0 million inventory line of credit to finance seasonal raw materials purchases for its sawmill. The Company paid a 1/4 of 1% annual commitment fee for the credit facility. At March 31, 1995 $599,000 was outstanding against the line, bearing interest at 2% over a specified prime rate.

     Fixed asset additions during the period included continued expansion of the Company's injection disposal capacity, improvements and additions to its NORM processing operation, further expansion of its site construction capabilities, and productivity improvements at its wood products mill.

     Long-term debt increased $1.2 million during the quarter, but, as a percentage of total long-term capital, was unchanged from year end at 31.2%. At March 31, 1995 the Company had commitments in place for approximately $2.4 million of additional long-term debt or capital lease financing, approximately half of which it expected to use in the immediate future.

     While these and other sources of borrowed funds are available, Newpark does not plan to significantly increase the proportion of debt in its capital structure during the remainder of 1995, and expects operating cash flow, net of working capital requirements, to be sufficient to fund substantially all of its planned capital expenditures. While some additions to debt may be made to accommodate the timing of cash flows during the year, most of the planned capital expenditures are discretionary, and can be deferred as appropriate to meeting this objective.

     Potential sources of additional funds, if required by the Company, would include additional borrowings and the sale of equity securities. The Company presently has no commitments beyond its bank lines of credit by which it could obtain additional funds for current operations; however, it regularly evaluates potential borrowing arrangements which may be utilized to fund future expansion plans.

     Inflation has not materially impacted the Company's revenues or income.

PART II


ITEM 5.  OTHER INFORMATION

       On April 5, 1995 S & S Newpark Ventures, L.P. ("S & S") distributed its holdings of Newpark shares to its partners. Prior to distribution of the shares, the partnership held 2.0 million shares representing approximately 20% of the total outstanding, all which were distributed.

       S & S was formed in 1987 for the purpose of investing in Newpark, and, in a transaction completed December 30, 1987, provided the capital that facilitated the initial restructuring of the Company. S & S subsequently provided two additional tranches of financing in 1990 and 1991.


ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K


       (a)  Exhibits

            27.  Financial Data Schedule

       (b) The registrant did not file a report on Form 8-K for the quarter ended March 31, 1995.

                            NEWPARK RESOURCES, INC.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 11, 1995


                            NEWPARK RESOURCES, INC.



                            By:  /s/Matthew W. Hardey
                                 --------------------
                               Matthew W. Hardey, Vice President
                                  and Chief Financial Officer