Form 10-Q
period 1995-06-30
NEWPARK RESOURCES INC
filed 1995-08-14
CIK 71829

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995          Commission File No. 1-2960

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

                                Yes  X     No
                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $0.01 par value: 10,070,621 shares at August 8, 1995.

                                 Page 1 of 16

================================================================================

                            NEWPARK RESOURCES, INC.
                              INDEX TO FORM 10-Q
            FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1995


 ITEM                                                                  PAGE
NUMBER     DESCRIPTION                                                NUMBER
------     -----------                                                ------

           PART I

  1        Unaudited Consolidated Financial Statements:
              Balance Sheets-
                 June 30, 1995 and December 31, 1994................    3
              Statements of Income for the Three Month And Six
                Month Periods Ended June 30, 1995 and 1994..........    4
              Statements of Cash Flows for the
                Six Month Periods Ended June 30, 1995 and 1994......    5
              Notes to Consolidated Financial Statements............    6
  2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    8

           PART II

  4        Submission of Matters to a Vote of Security Holders......   14

  6        Exhibits and Reports on Form 8-K.........................   15

PART I
ITEM 1.  FINANCIAL STATEMENTS

Newpark Resources, Inc.
Consolidated Balance Sheets
As of June 30, 1995 and December 31, 1994

(Unaudited)                                              June 30,   December 31,
--------------------------------------------------------------------------------
(In thousands, except per share data)                      1995        1994
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $  1,199     $  1,404
  Accounts and notes receivable, less allowance
    of $413 in 1995 and $455 in 1994                       28,820       21,450
  Inventories                                               7,270        7,099
  Other current assets                                      1,854        1,544
                                                         --------     --------
    TOTAL CURRENT ASSETS                                   39,143       31,497
Property, plant and equipment, at cost, net of
  accumulated depreciation                                 72,918       67,630
Cost in excess of net assets of purchased businesses,
  net of accumulated amortization                           4,372        4,403
Deferred tax assets                                           940        2,271
Other assets                                                5,529        4,955
                                                         --------     --------
                                                         $122,902     $110,756
                                                         ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                          $      -     $  1,796
  Current maturities of long-term debt                      6,377        8,236
  Accounts payable                                          8,321        5,022
  Accrued liabilities                                       2,170        2,858
                                                         --------     --------
    TOTAL CURRENT LIABILITIES                              16,868       17,912

Long-term debt                                             35,755       28,892
Other non-current liabilities                                 253          253
Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 1,000,000
    shares authorized, no shares outstanding                    -            -
  Common Stock, $.01 par value, 20,000,000 shares
    authorized, 10,059,221 shares outstanding
    in 1995 and 9,985,785 in 1994                             100           99
  Paid-in capital                                         134,882      134,252
  Retained earnings (deficit)                             (64,956)     (70,652)
                                                         --------     --------
      Total shareholders' equity                           70,026       63,699
                                                         --------     --------
                                                         $122,902     $110,756
                                                         ========     ========

         See accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
Consolidated Statements of Income
For the Three and Six Month Periods Ended June 30,
(Unaudited)
(In thousands, except per share data)
--------------------------------------------------------------------------------

                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                      JUNE 30,                  JUNE 30,
                                 1995          1994        1995          1994
                                 ------------------        ------------------

Revenues                         $22,454    $19,396        $44,663    $36,542

Operating costs and expenses:
  Cost of services provided       14,650     14,143         30,182     26,341
  Operating costs                  2,306      1,737          4,594      3,807
                                 -------    -------        -------    -------
                                  16,956     15,880         34,776     30,148
General and administrative
  expenses                           669        580          1,317      1,170

Provision for uncollectible
  accounts and notes receivable       40         93             70         93
                                 -------    -------        -------    -------

Operating income                   4,789      2,843          8,500      5,131

Interest income                      (30)         -           (121)         -

Interest expense                   1,000        570          1,889      1,118
                                 -------    -------        -------    -------

Income from operations before
  provision for income taxes       3,819      2,273          6,732      4,013

Provision for income taxes           613          -          1,036          -
                                 -------    -------        -------    -------

Net income                       $ 3,206    $ 2,273        $ 5,696    $ 4,013
                                 =======    =======        =======    =======

Weighted average shares
  outstanding                     10,047      9,935         10,027      9,900
                                 =======    =======        =======    =======

Net income per common share      $  0.32    $  0.23        $  0.57    $  0.41
                                 =======    =======        =======    =======

         See accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30,

(Unaudited)
--------------------------------------------------------------------------------
(In thousands)                                              1995        1994
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  5,696    $  4,013
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             4,737       3,466
    Gain on sales of assets                                      (4)         (4)
    Provision for deferred income taxes                       1,077           -
    Provision for doubtful accounts                              70          13
Change in assets and liabilities:
  Increase in accounts and notes receivable                  (6,180)     (3,083)
  (Increase) decrease in inventories                           (171)      1,900
  Increase in other assets                                   (2,090)     (3,361)
  Increase (decrease) in accounts payable                     1,810      (1,139)
  Decrease in accrued liabilities and other                    (434)       (492)
                                                           --------    --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES               4,511       1,313
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and equipment            32          80
  Capital expenditures                                       (8,587)     (4,616)
                                                           --------    --------
      NET CASH USED IN INVESTING ACTIVITIES                  (8,555)     (4,536)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (reductions) on lines of credit              5,167      (2,973)
  Principal payments on notes payable, capital lease
    obligations and long-term debt                          (16,290)     (6,532)
  Proceeds from the issuance of debt                         14,331      11,690
  Proceeds from conversion of stock options                     631         496
                                                           --------    --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES               3,839       2,681
                                                           --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (205)       (542)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                1,404       1,171
                                                           --------    --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD             $  1,199    $    629
                                                           ========    ========

Included in accounts payable at June 30, 1995 and 1994 were equipment purchases of $1,489,000 and $234,000, respectively.

The net assets of the Company's discontinued operations were exchanged for a receivable in the amount of $1,061,000 at January, 14, 1994.

Interest of $1,942,000 and $1,248,00 and income taxes of $51,400 and $24,000 were paid during the six months ending June 30, 1995 and 1994, respectively.


         See accompanying Notes to Consolidated Financial Statements.

                            NEWPARK RESOURCES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 In the opinion of management the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Reosurces, Inc. ("Newpark" or the "Company") as of June 30, 1995, and the resuls of operations for the three and six month periods ended June 30, 1995 and 1994 and cash flows for the six month periods ended June 30, 1995 and 1994. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1994 audited financial statements and related notes filed on Form 10-K at December 31, 1994.

Note 2 The consolidated financial statements include the accounts of Newpark and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

          Certain reclassifications have been made in the 1994 financial statements to conform them to the 1995 presentation.

Note 3 The results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

Note 4 The following is a summary of inventories at June 30, 1995 and December 31, 1994 (in thousands):



                                      1995      1994
                                      ----      ----
          Raw materials              $6,740    $6,752
          Finished goods                530       347
                                     ------    ------
                                     $7,270    $7,099
                                     ======    ======


Note 5 Interest of $71,000 and $41,000 was capitalized during the three months ended June 30, 1995 and 1994, respectively. For the six months ended June 30, 1995 and 1994, interest of $127,000 and $67,000 was capitalized, respectively.

Note 6 The Company maintains a $50.0 million bank credit facility with $25.0 million in the form of a revolving line of credit commitment and the remaining $25.0 million in a term note. The line of credit, which is secured by a pledge of accounts receivable, bears interest at either a specified prime rate or the LIBOR rate plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The line of credit requires monthly interest payments and matures on December 31, 1998. At June 30, 1995, $6.3 million of letters of credit were issued and outstanding, leaving a net of $18.7 million available for cash advances under the line of credit, against which $2.7 million had been borrowed. The term loan was used to refinance existing debt. The loan requires monthly interest installments and seventeen equal quarterly principal payments commencing March 31, 1996 and bears interest at the Company's option of either a specified prime rate or LIBOR rate, plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The credit agreement requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. The Company was in full compliance with the agreement at June 30, 1995.

Note 7 Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters will not have a material adverse effect on Newpark's consolidated financial statements.

          During 1992, the State of Texas assessed additional sales taxes for the years 1988-1991. The Company has filed a petition for redetermination with the Comptroller of Public Accounts. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the consolidated financial statements.

          In the normal course of business, in conjunction with its insurance programs, the Company has established letters of credit in favor of certain insurance companies in the amount of $2,825,000 at June 30, 1995. At June 30, 1995, the Company had outstanding a letter of credit in the amount of $3,816,000 in connection with facility closure obligations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following tables represent revenue by product line for the three and six month periods ended June 30, 1995 and 1994.

                                              Three Month Periods Ended June 30,
                                           ----------------------------------------
                                                    (Dollars in thousands)
                                                 1995                     1994
                                           ----------------          --------------

Revenues by product line:
  Offsite waste processing                  $ 7,525    33.5%         $ 5,139   26.5%
  Site preparation                            6,673    29.7            4,567   23.5
  Onsite environmental management             2,644    11.8            3,433   17.7
  Wood product sales                          2,786    12.4            3,610   18.6
  General oilfield services                   2,426    10.8            2,247   11.6
  Other                                         400     1.8              400    2.1
                                            -------   -----         --------  -----
       Total revenues                       $22,454   100.0%         $19,396  100.0%
                                            =======   =====         ========  =====



                                                Six Month Periods Ended June 30,
                                           ----------------------------------------
                                                    (Dollars in thousands)
                                                 1995                     1994
                                           ----------------          --------------

Revenues by product line:
  Offsite waste processing                  $14,915    33.4%         $ 8,819   24.1%
  Site preparation                           11,935    26.7            9,958   27.3
  Onsite environmental management             7,229    16.2            5,985   16.4
  Wood product sales                          5,410    12.1            6,918   18.9
  General oilfield services                   4,374     9.8            4,062   11.1
  Other                                         800     1.8              800    2.2
                                            -------   -----          -------  -----
       Total revenues                       $44,663   100.0%         $36,542  100.0%
                                            =======   =====          =======  =====

THREE MONTH PERIOD ENDED JUNE 30, 1995 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 1994

Revenues

  Total revenues increased $3.1 million or 15.8% to $22.5 million in the 1995 period from $19.4 million in the 1994 period. Principal components of the increase by product line are described as follows:

  Offsite waste processing revenue increased $2.4 million or 46.4%. A total of $1.5 million of the increase was from processing naturally occurring radioactive material ("NORM") which began with the opening of the Company's processing plant in the fourth quarter of 1994. Revenue from processing nonhazardous oilfield waste ("NOW") increased $857,000 with approximately two-thirds of the increase produced by an 8.5% increase in the average price received based on mix of contaminants in the waste stream; the remaining one-third was attributable to a 5.1% increase in the volume of waste received, which totaled 674,000 barrels in the 1995 period.

  Site preparation revenue increased $2.1 million or 46.1%, due primarily to an approximate 30% increase in the volume of board roads installed at pricing similar to the earlier period. Substantially all of the volume increase was the result of the Company's expansion into non-oilfield wetlands markets, principally in support of pipeline, electric utility and highway construction projects.

  Onsite environmental management services revenue decreased $789,000 or 23% due to the absence of significant on-site remediation activity during the current quarter.

  Revenue from wood product sales decreased $824,000. The decline is primarily the effect of a large order in the 1994 period that did not occur in the 1995 period.

Operating Income

  Operating income increased $1.9 million or 68.5% to $4.8 million or 21.3% of revenue in the 1995 period from $2.8 million or 14.7% of revenue in the 1994 period. Factors contributing to the increase included: (i) an increase of approximately $1.1 million in operating income from the Company's site preparation business derived primarily from new non-oilfield markets; (ii) operating income of approximately $500,000 attributable to NORM processing operations which were not included in the 1994 period; (iii) an increased contribution to operating income of approximately $400,000 from re-rental revenue arising from the extended use of mats installed at sites by the Company, net of; (iv) decreased operating income from wood product sales of approximately $100,000 related to lower production at the Company's sawmill during the period. The contributions from NOW processing were substantially unchanged from the prior period. A portion of the reduction in operating costs in the period is due to the lower level of remediation activity in the 1995 quarter compared to the 1994 quarter; these revenues carry a correspondingly higher level of costs than other services provided by the Company.

General and Administrative Expenses

  General and administrative expenses amounted to 3.0% of revenue during both the 1995 and 1994 period, while rising nominally in total.

Interest Expense

  Interest expense increased $430,000 to $1.0 million in the 1995 period from $570,000 in the 1994 period, as the Company increased net borrowings to finance additions to facilities and equipment. Prior to the end of the current quarter, the Company completed and closed a new bank credit facility which provides for a lower interest rate on a majority of the Company's borrowings, and should contribute to lower interest cost in future periods.

Income from Operations before Provision for Income Taxes

  Income from operations before provision for income taxes increased $1.5 million or 68.0% to $3.8 million in the 1995 period from $2.3 million in the 1994 period.

Provision for Income Taxes

  The net provision for the 1995 period of $613,000 is comprised of a provision for federal income taxes net of the recognition of the future federal and state income tax carryforwards available to offset estimated future earnings. The Company anticipates its effective tax rate in future periods will be approximately 36.5%.

Net Income

  Net income increased $933,000 or 41.0% to $3.2 million in the 1995 period from $2.3 million in the 1994 period.


SIX MONTH PERIOD ENDED JUNE 30, 1995 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1994

Revenues

  Total revenues increased to $44.7 million in the 1995 period from $36.5 million in the 1994 period, an increase of $8.1 million or 22.2%. Main components of the increase by product line are described as follows:

  Offsite waste processing revenue increased $6.1 million or 69.1%, which included $2.9 million in NORM processing revenue which began in the fourth quarter of 1994, and thus did not contribute to the comparable 1994 period and $3.2 million from NOW processing, of which 90% is related to increased processing volume and 10% the effect of a higher average price due to changes in mix of contaminants received in the 1995 period. NOW processing volume in the 1995 period was 1,364,000 barrels, compared to 1,048,000 in the 1994 period.

  Site preparation revenue increased $2.0 million or 19.8%, substantially all of which was derived from non-oilfield wetlands markets in Florida and Georgia.

  Onsite environmental management service revenue increased $1.2 million or 20.8% due primarily to increased re-rental revenue derived from the extended use of the Company's board road sites beyond the initial installation period. The continued trend in drilling operations towards more distant reaches into the coastal marsh has materially contributed to the increase in such revenues.

   General oilfield services revenue increased $312,000 or 7.7% which arose primarily in the first quarter of the year from increased well completion activity.

  Wood product sales declined $1.5 million due to the inclusion of a large order which provided $1.8 million of revenue in the 1994 period and did not recur in the current period, net of a small increase in lumber and chip revenues facilitated by the recent installation of an additional processing line at the mill.

Operating Income

  Operating income increased $3.4 million or 65.7% to $8.5 million or 19.0% of revenue in the 1995 period from $5.1 million or 14.0% of revenue in the 1994 period. Material factors contributing to the increase included: (i) an increase of $1.3 million from board road mat re-rentals earned due to the extended use of the sites installed by the Company; (ii) an increase of approximately $1.2 million from NORM processing operations which began subsequent to the 1994 period and thus are not comparable; (iii) an increase of $544,000 or 43% in operating profit from NOW processing operations due principally to increased volume; net of (iv) decreased operating income from wood product sales of approximately $300,000 related to lower production and higher cost of sales for the latter quarter.

General and Administrative Expenses

  General and administrative expenses as a proportion of revenue decreased to 2.9% for the 1995 as compared to 3.2% in the 1994 period, while rising nominally in total.

Interest Expense

  Interest expense increased $771,000 to $1.9 million in the 1995 period from $1.1 million in the 1994 period, as the Company increased net borrowings to finance additions to its facilities and equipment.

Income from Operations before Provision for Income Taxes

  Income from operations before provision for income taxes increased $2.7 million or 67.7% to $6.7 million in the 1995 period from $4.0 million in the 1994 period.

Provision for Income Taxes

  The net provision for the 1995 period of $1.0 million is comprised of a provision for federal income taxes net of the recognition of the future federal and state income tax carryforwards available to offset estimated future earnings.

Net Income

  Net income increased $1.7 million or 41.9% to $5.7 million in the 1995 period from $4.0 million in the 1994 period.



LIQUIDITY AND CAPITAL RESOURCES

  During the first half of the year, the Company has made capital expenditures of $8.6 million. These expenditures were funded from operating cash flow and increased borrowings under the Company's bank line of credit. The Company's working capital increased $8.7 million during the period. Key working capital data is as follows:

                              June 30, 1995  December 31, 1994
                              -------------  -----------------

Working Capital (000's)          $22,275          $13,585
Ratio of current assets to
  current liabilities             2.32:1           1.76:1

  During 1995, the Company's working capital needs have been generally provided from operating cash flow, and capital expenditures have been funded by operating cash flow and bank borrowings.

  Historically, the Company's capital requirements have been provided from internally generated funds, borrowings from banks, issuance of securities, and through borrowings from other commercial lenders. To date, the Company has been able to obtain sufficient financing from these sources, and believes that such sources will remain available on a satisfactory basis as may be required in the future.

  On June 29, 1995, the Company entered into a new credit agreement with a group of three banks, providing a total of up to $50 million of term financing. The facility provided for the refinancing of $25 million of existing debt for a five year term. At the Company's option, these borrowings bear interest at either a specified prime rate or LIBOR rate, plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow.

  In addition, up to $25 million is available under a revolving line of credit which matures December 31, 1998. Availability under this facility is tied to the level of the Company's accounts receivable. Advances under the line bear interest, at the Company's option, at either a specified prime rate or the LIBOR rate, plus a spread calculated quarterly based upon the ratio of the Company's funded debt to cash flow; interest is payable monthly. At June 30, 1995, $6.3 million of letters of credit were issued and outstanding, leaving a net of $18.7 million available for cash advances under the line of credit, against which $2.7 million had been borrowed. The credit agreement requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. The Company was in full compliance with the agreement at June 30, 1995.

  At June 30, 1995 long term debt of $35.8 million had risen by $6.8 million since December 31, 1994 and represented 33.8% of total capital. Additions to property, plant and equipment during the first half of 1995 totaled $8.6 million and included primarily the continued expansion of the Company's waste processing and disposal capacity and additions to rental mats and equipment utilized in the Company's site preparation and remediation services.

  Newpark does not plan to significantly increase the proportion of debt in its capital structure during the remainder of 1995, and expects to utilize operating cash flow, net of working capital requirements, to fund much of its planned capital expenditures. While some additions to debt will be made during the remainder of the year, most of the planned capital expenditures are discretionary, and can be deferred as appropriate to meet this objective.

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

PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Newpark Resources, Inc. held an Annual Meeting of Stockholders on June 28, 1995.

(b) The following nine Directors were elected at that meeting to serve until the next Annual Stockholders' Meeting, with the following votes cast:

                                       For
                                    ---------

       Dibo Attar                   7,877,619
       William Thomas Ballantine    7,873,571
       James D. Cole                7,877,249
       W. W. Goodson                7,877,538
       Alan Kaufman                 7,877,598
       Philip S. Sassower           7,877,625
       Lawrence I. Schneider        7,877,625
       R. Michael Still             7,877,622
       James H. Stone               7,877,586

  120,377 votes withheld from voting on the directors.


(c) The shareholders approved the amendment of Newpark's Certificate of Incorporation to reduce the number of shares of Common Stock which Newpark is authorized to issue from 50,000,000 to 20,000,000. There were 7,887,420 votes cast in favor of the amendment of the Certificate of Incorporation, 7,224 votes were cast against the amendment, and 17,255 votes abstained from voting on the amendment.

(d) The shareholders approved the amendment of the Amended and Restated 1988 Incentive Stock Option Plan increasing the number of shares of Common Stock issuable from 650,000 to 1,000,000. There were 7,570,094 votes cast in favor of the amendment to the Amended and Restated 1988 Incentive Stock Option Plan, 316, 563 votes were cast against the proposal, and 25,242 votes abstained from voting on the proposal.

ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K


  (a)  Exhibits

       27.  Financial Data Schedule

  (b) The registrant did not file a report on Form 8-K during the quarter ended June 30, 1995.

                            NEWPARK RESOURCES, INC.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 11, 1995


                                       NEWPARK RESOURCES, INC.



                                       By: /s/Matthew W. Hardey
                                           -------------------------
                                           Matthew W. Hardey, Vice President
                                              and Chief Financial Officer