Form 10-Q
period 1995-09-30
NEWPARK RESOURCES INC
filed 1995-11-14
CIK 71829

==============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995  Commission File No. 1-2960


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

  Common Stock, $0.01 par value:  10,124,786  shares at November 10, 1995.


                                Page 1 of 16
==============================================================================

                          NEWPARK RESOURCES, INC.
                            INDEX TO FORM 10-Q
                FOR THE THREE AND NINE MONTH PERIODS ENDED
                           SEPTEMBER  30, 1995



 Item                                                         Page
Number  Description                                          Number
______  ___________                                          ______

        PART I
        ______

   1    Unaudited Consolidated Financial Statements:
           Balance Sheets -
                September 30, 1995 and December 31, 1994........3
           Statements of Income for the Three Month And
                Nine Month Periods Ended September 30, 1995
                and 1994........................................4
           Statements of Cash Flows for the Nine Month
                Periods Ended September 30, 1995 and
                1994............................................5
           Notes to Consolidated Financial Statements...........6
   2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................8

        PART II
        _______

   5    Other Information.......................................15

   6    Exhibits and Reports on Form 8-K........................15

PART I
ITEM 1.   Financial Statements
          ____________________


Newpark Resources, Inc.
Consolidated Balance Sheets
As of September 30, 1995 and December 31, 1994
(Unaudited)                                       September 30,  December 31,
______________________________________________________________________________
(In thousands, except share data)                      1995        1994
______________________________________________________________________________
ASSETS

Current assets:
  Cash and cash equivalents                           $ 1,180    $ 1,404
  Accounts and notes receivable, less allowance
     of $416 in 1995 and $455 in 1994                  33,332     21,450
  Inventories                                          10,235      7,099
  Other current assets                                  1,514      1,544
                                                      _______    _______
     Total current assets                              46,261     31,497
Property, plant and equipment, at cost, net of
  accumulated depreciation                             79,112     67,630
Cost in excess of net assets of purchased
  businesses, net of accumulated amortization           4,356      4,403
Other assets                                            6,524      7,226
                                                      _______    _______
                                                     $136,253   $110,756
                                                      =======    =======

LIABILITIES AND SHAREHOLDERSO EQUITY

Current liabilities:
  Notes payable                                      $      -   $  1,796
  Current maturities of long-term debt                  6,025      8,236
  Accounts payable                                      9,856      5,022
  Accrued liabilities                                   2,425      2,858
                                                      _______    _______
     Total current liabilities                         18,306     17,912

Long-term debt                                         44,269     28,892
Other non-current liabilities                             791        253
Commitments and contingencies

Shareholders' equity:
  Preferred Stock, $.01 par value , 1,000,000
     shares authorized, no shares outstanding               -          -
  Common Stock, $.01 par value, 20,000,000
     shares authorized,  10,074,786 shares
     outstanding in 1995 and 9,985,785 in 1994            100         99
  Paid-in capital                                     135,044    134,252
  Retained earnings (deficit)                         (62,257)   (70,652)
                                                      _______    _______
       Total shareholders' equity                      72,887     63,699
                                                      _______    _______
                                                     $136,253   $110,756
                                                      =======    =======

          See accompanying Notes to Consolidated Financial Statements.


Newpark Resources, Inc.
Consolidated Statements of Income
For the Three and Nine Month Periods Ended September 30,
(Unaudited)
______________________________________________________________________________
(In thousands, except per share data)
______________________________________________________________________________
                                       Three Months Ended    Nine Months Ended
                                            Sept. 30,            Sept. 30,
                                         1995      1994       1995      1994
                                        _________________     ________________
Revenues                               $24,793    $21,169    $69,456   $57,711

Operating costs and expenses:
  Cost of services provided             16,163     14,847     46,345    41,188
  Operating costs                        2,307      1,420      6,901     5,227
                                        ______     ______     ______    ______
                                        18,470     16,267     53,246    46,415
General and administrative
  expenses                                 749      1,209      2,066     2,379

Provision for uncollectible accounts
  and notes receivable                      45        528        115       621
                                        ______     ______     ______    ______

Operating income                         5,529      3,165     14,029     8,296

Interest income                            (31)       (69)      (152)      (69)

Interest expense                           905        698      2,794     1,816

Non-recurring expense                      436          -        436         -
                                        ______     ______     ______    ______

Income from operations before
  provision for income taxes             4,219      2,536     10,951     6,549

Provision for income taxes               1,519        100      2,555       100
                                        ______     ______     ______    ______

Net income                              $2,700     $2,436     $8,396    $6,449
                                        ======     ======     ======    ======


Weighted average
  shares outstanding                    10,069      9,937     10,041     9,913
                                        ======     ======     ======    ======

Net income per common share              $0.27      $0.25      $0.84     $0.65
                                        ======     ======     ======    ======



             See accompanying Notes to Consolidated Financial Statements.


Newpark Resources, Inc.
Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30,
(Unaudited)
______________________________________________________________________________
(In thousands)                                              1995        1994
______________________________________________________________________________
Cash flows from operating activities:
Net income                                                $  8,396   $  6,449
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                           7,306      5,265
     Loss (gain) on sales of assets                             85         (6)
     Provision for deferred income taxes                     2,555          -
     Provision for doubtful accounts                           115        621
Change in assets and liabilities:
  Increase in accounts and notes receivable                (10,925)    (4,103)
  (Increase) decrease in inventories                        (3,136)       508
  Increase in other assets                                  (1,276)      (948)
  Increase in accounts payable                               2,163        202
  Decrease in accrued liabilities and other                   (179)      (765)
                                                           _______    _______
       Net cash provided by operating activities             5,104      7,223
                                                           _______    _______

Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment          487         88
  Payments received on notes receivable                        120         13
  Disbursements for loans outstanding                         (221)    (1,000)
  Proceeds from sale of net assets of discontinued
    operations                                                   -        661
  Investment in joint venture                               (1,172)         -
  Capital expenditures                                     (16,704)   (15,671)
                                                           _______    _______

       Net cash used in investing activities               (17,490)   (15,909)
                                                           _______    _______

Cash flows from financing activities:
  Net borrowings on lines of credit                         16,638        636
  Principal payments on notes payable, capital lease
     obligations and long-term debt                        (19,564)    (9,692)
  Proceeds from the issuance of debt                        14,296     16,819
  Proceeds from conversion of stock options                    792        584
                                                           _______    _______

       Net cash provided by  financing activities           12,162      8,347
                                                           _______    _______

Net decrease in cash and cash equivalents                     (224)      (339)

Cash and cash equivalents at beginning of year               1,404      1,171
                                                           _______    _______

Cash and cash equivalents at end of the period           $   1,180    $   832
                                                           =======    =======


Included in accounts payable at September 30, 1995 were equipment purchases of $2,671,000. Included in accounts payable and accrued liabilities at September 30, 1994 were equipment purchases of $638,000 and $467,000, respectively.

The net assets of the Company's discontinued operations were exchanged for a receivable, the net amount of which was $400,000 at September 30, 1994.

Interest of $2,998,000 and $1,946,000 and income taxes of $51,400 and $42,000 were paid during the nine months ending
September  30, 1995 and 1994, respectively.

       See accompanying Notes to Consolidated Financial Statements.

                   NEWPARK RESOURCES, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 In the opinion of management the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark" or the "Company") as of September 30, 1995, and the results of operations for the three and nine month periods ended September 30, 1995 and 1994 and cash flows for the nine month periods ended September 30, 1995 and 1994. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1994 audited financial statements and related notes filed on Form 10-K at December 31, 1994.

Note 2   The   consolidated   financial   statements    include
         the   accounts   of  Newpark  and  its   wholly-owned
         subsidiaries.      All     material      intercompany
         transactions are eliminated in consolidation.

         Certain reclassifications have been made in the  1994
         financial  statements to conform  them  to  the  1995
         presentation.

Note 3   The    results  of   operations  for  the  three  and
         nine month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

Note 4   The  following   is  a   summary  of  inventories  at
         September  30,  1995  and  December  31,   1994   (in
         thousands):

                                 1995        1994
                                 ____        ____

              Raw materials      $9,713     $6,752
              Finished goods        522        347
                                 ______     ______
                                $10,235     $7,099
                                 ======     ======

Note 5 Interest of $149,000 and $61,000 was capitalized during the three months ended September 30, 1995 and 1994, respectively. For the nine months ended September 30, 1995 and 1994, interest of $276,000 and $128,000 was capitalized, respectively.

Note 6 The Company maintains a $50.0 million bank credit facility with $25.0 million in the form of a revolving line of credit commitment and the remaining $25.0 million in a term note. The line of credit is secured by a pledge of accounts receivable and certain inventory. It bears interest at either a specified prime rate or the LIBOR rate plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow.

         The line of credit requires monthly interest payments and matures on December 31, 1998. At
         September 30, 1995, $6.3 million of letters of credit were issued and outstanding, leaving a net of $18.7 million available for cash advances under the line of credit, against which $14.2 million had been borrowed. The term loan was used to refinance existing debt and requires monthly interest installments and seventeen equal quarterly principal payments commencing March 31, 1996. The term loan bears interest at the Company's option of either a specified prime rate or LIBOR rate, plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The credit agreement requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. The Company was in full compliance with the agreement at September 30, 1995.

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

         In the normal course of business, in conjunction with its insurance programs, the Company has established letters of credit in favor of certain insurance companies in the amount of $2,825,000 at September 30, 1995. At September 30, 1995, the Company had outstanding a letter of credit in the amount of $3,816,000 in connection with facility closure obligations.

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

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

        The following tables represent revenue by product line for the three and nine month periods ended September 30, 1995 and 1994.


                                    Three Month Periods Ended September 30,
                                    _______________________________________
                                            (Dollars in thousands)
                                            1995              1994
                                       ______________    ______________
Revenues by product line:
     Offsite waste processing          $7,229   29.2%    $5,592   26.4%
     Site preparation                   7,319   29.5      5,075   24.0
     Onsite environmental management    5,227   21.1      4,319   20.4
     Wood product sales                 3,039   12.2      3,330   15.7
     General oilfield services          1,579    6.4      2,453   11.6
     Other                                400    1.6        400    1.9
                                       ______  _____     ______  _____
       Total revenues                 $24,793  100.0%   $21,169  100.0%
                                       ======  =====     ======  =====



                                    Nine Month Periods Ended September 30,
                                    ______________________________________
                                            (Dollars in thousands)
                                            1995              1994
                                      _______________   _______________
Revenues by product line:
     Offsite waste processing         $22,144   31.9%   $14,410   25.0%
     Site preparation                  19,253   27.7     15,034   26.0
     Onsite environmental management   12,457   17.9     10,303   17.8
     Wood product sales                 8,449   12.2     10,248   17.8
     General oilfield services          5,953    8.6      6,516   11.3
     Other                              1,200    1.7      1,200    2.1
                                       ______  _____     ______  _____
       Total revenues                 $69,456  100.0%   $57,711  100.0%
                                       ======  =====     ======  =====


Three Month Period Ended September 30, 1995 Compared to
Three Month Period Ended September 30, 1994

Revenues

     Total revenues increased $3.6 million or 17.1% to $24.8
million  in the 1995 period from $21.2 million in  the  1994 period. Principal components of the increase by product line are described as follows:

      Site preparation revenue increased $2.2 million or 44.2%, attributable to a 26% increase in the volume of mats installed and a 14.5% increase in average pricing. Much of the improvement was the result of the continuing shift of exploration activity to the coastal marsh "transition zone" between dry land and the Gulf of Mexico. This area has previously been only lightly drilled, due in part to the high cost of construction of temporary sites and restrictions which have prevented dredging in the area. The availability of three dimensional seismic data and use of other advanced technologies, which improve the probability of a commercially successful well, have made it feasible for customers to conduct such expensive operations.

     Offsite waste processing revenue increased $1.6 million or 29.3%. The increase was derived from processing naturally occurring radioactive material (ONORMO) which began with the opening of the Company's processing plant in the fourth quarter of 1994, thus no comparable revenue existed in the prior period. Revenue from processing nonhazardous oilfield waste (ONOWO) was substantially unchanged at $5.6 million compared to $5.7 million in the prior period. A 4.4% increase in volume was offset in part by a 2.7% decline in effective pricing, averaging $8.16 per barrel in the period due to changes in revenue mix. Volume for the quarter was affected by lower receipts from the offshore market, which was hampered by tropical weather during the quarter, as well as the delay in the commencement of several remediation projects. The reduced volume from the higher-priced, service intensive offshore market was offset by lower-priced volume from the pit remediation market.

       Onsite   environmental  management  services  revenue
increased $908,000 or 21%. A total of $570,000 of the increase was the result of increased activity in the pit remediation market, which generated approximately 82,000 barrels of NOW waste for disposal in the quarter. This increase has been made possible by the resolution of the NORM regulations which were promulgated in both Louisiana and Texas in late 1994 and early 1995, allowing resumption of remediation activities. Mat re-rental revenue increased approximately $340,000 or 17.4% and is a function of the increased duration of use of the typical location as a result of changes in the type and mix of current drilling activities.

      Revenue from wood product sales decreased $291,000. The decline is due in part to the inclusion of a large order of logs in the 1994 period that did not occur in the 1995 period. While the Company experienced an increase in lumber sales of approximately $700,000, total revenues were reduced due to the effect of the start-up process related to recent capacity expansion.

       Revenue  from  general  oilfield  services  decreased
$874,000 due largely to the continuing decline in the  total
number  of  new  wells  spudded,  reducing  the  number   of
opportunities for sale of such services.

Operating Income

      Operating income increased $2.4 million or 74.7% to $5.5 million or 22.3% of revenue in the 1995 period from
$3.2 million or 14.9% of revenue in the 1994 period. Material factors contributing to the increase included: (i) an approximate $780,000 increase in operating income from the Company's site preparation and onsite environmental management operations. The increased contribution was the effect of both the Company's low variable costs relative to the incremental revenue resulting from the volume increase in the period, as well as increases in income from board road mat rerentals of approximately $340,000; (ii) an approximate $330,000 net increase in operating income from offsite waste processing of which $800,000 was attributable to NORM processing operations; the contributions from NOW processing declined $475,000 with the combined effect of lower prices due to mix of waste receipts and the cost of increased capacity recently constructed; (iii) an approximate $323,000 increase in operating income on better gross margin mix from wood product sales; (iv) a reduction of $460,000 in general and administrative expenses which, as a proportion of revenue, decreased to 3.0% for the 1995 period as compared to 5.7% in the 1994 period. The 1994 period was affected by a charge for legal costs incurred due to the appeal of an expropriation matter and a provision for an additional franchise tax expense; and (v) a $483,000 lower provision for uncollectible accounts and notes receivable in the current period.

Interest Expense

     Interest expense increased $207,000, to $905,000 in the 1995 period from $698,000 in the 1994 period, as the Company increased net borrowings to finance new facilities and equipment.

Non-recurring Operating Expense

      Non-recurring operating expenses were related to a proposed acquisition which was terminated in August of 1995.
The majority of these expenses were legal, accounting and investment advisory fees.

Income from Operations before Provision for Income Taxes

      Income from operations before provision for income taxes increased $1.7 million or 66.4% to $4.2 million in the 1995 period from $2.5 million in the 1994 period.

Provision for Income Taxes

      The net provision for the 1995 period of $1.5 million equal to a 36% effective rate is comprised of a provision for federal and state income taxes. The 1994 period's net provision was $100,000, and benefited from the recognition of certain net operating loss carryforwards that were not available in the current period.

Net Income

      Net income increased $264,000 or 10.8% to $2.7 million in the 1995 period from $2.4 million in the 1994 period.


Nine  Month Period Ended September 30, 1995 Compared to Nine
Month Period Ended September 30, 1994

Revenues

      Total revenues increased to $69.5 million in the  1995
period from $57.7 million in the 1994 period, an increase of $11.7 million or 20.3%. Significant components of the increase by product line are described as follows:

     Offsite waste processing revenue increased $7.7 million or 53.7%, which included $4.5 million in NORM processing revenue which was begun in the fourth quarter of 1994, and thus did not contribute to the comparable 1994 period, and $3.2 million from NOW processing, primarily the effect of increased processing volume. NOW processing volume in the 1995 period was 2,054,000 barrels, compared to 1,710,000 in the 1994 period. This volume change was attributed to increased regulation of the industry's current drilling and production operations.

      Site preparation revenue increased $4.2 million or 28.1%. Non-oilfield wetlands site revenue contributed to $2.6 million of the increase. Pricing in the current nine months rose 10.4% accounting for 37% of the revenue gain, with the remainder attributable to increased volume.

       Onsite environmental management service revenue increased $2.2 million or 20.9%. A total of $1.7 million or 77% of the increase was the result of increased re-rental revenues earned, as customers extend the term during which a site is in use, due to a shift towards drilling to deeper targets in the coastal marsh. The remainder of the increase came as a result of increased site remediation activity in the period.

       General oilfield services revenue decreased $563,000 or 8.6%, generally the result of lower exploration activity in the 1995 period in terms of the number of wells drilled.

      Wood product sales declined $1.8 million due to the inclusion of a large order which provided $2.6 million of revenue in the 1994 period and did not recur in the current period, net of an increase in lumber and chip revenues facilitated by the installation of an additional processing line at the mill.

Operating Income

      Operating income increased $5.7 million or 69.1% to $14.0 million or 20.2% of revenue in the 1995 period from $8.3 million or 14.4% of revenue in the 1994 period. Factors contributing to the increase included (i) a $2.5 million increase in operating income from site preparation and onsite environmental management operations, which was primarily due to a $1.7 million increase in income from mat re-rentals, which are becoming more frequent as the Company's customers' drilling patterns move toward deeper wells, which take longer to complete, particularly in the Louisiana market; (ii) a $2.4 million increase in operating profit from offsite waste processing of which approximately $2.0 million was derived from NORM processing operations which began in the fourth quarter of 1994; the difference was an increase of $400,000 or 15% in operating profit from NOW processing operations due to increased volume; (iii) an approximate $300,000 decrease in general and administrative expenses which, as a proportion of revenue, decreased to 3.0% for the 1995 period as compared to 4.1% in the 1994 period. The 1994 period was adversely affected by a charge for legal costs incurred due to the appeal of an expropriation matter coupled with a provision for additional franchise tax expense; and (iv) an approximate $500,000 decrease in the provision for uncollectible accounts and notes receivable in the current period.

Interest Expense

      Interest expense increased $978,000 to $2.8 million in the 1995 period from $1.8 million in the 1994 period, as the Company increased net borrowings to finance additions to its facilities and equipment.

Non-recurring Operating Expense

      Non-recurring operating expenses were related to a proposed acquisition which was terminated in August of 1995.
The majority of these expenses were legal, accounting and investment advisory fees.

Income from Operations before Provision for Income Taxes

      Income from operations before provision for income taxes increased $4.4 million or 67.2% to $11.0 million in the 1995 period from $6.5 million in the 1994 period.

Provision for Income Taxes

      The net provision for the 1995 period of $2.6 million equal to a 23.3% average rate, is comprised of a provision for federal and state income taxes net of the recognition of the future federal and state income tax carryforwards available to offset estimated future earnings.

Net Income

      Net  income  increased $1.9 million or 30.2%  to  $8.4
million  in  the 1995 period from $6.4 million in  the  1994 period.


Liquidity and Capital Resources

      The Company's working capital increased $14.4 million during the nine month period. Key working capital data is as follows:

                            September 30, 1995    December  31, 1994
                            __________________    __________________

Working Capital (000's)            $27,955            $13,585
Ratio of current assets to
     current liabilities            2.53:1             1.76:1

      During 1995, the Company's working capital needs have been generally provided from operating cash flow.

      During the first nine months of 1995, the Company has made capital expenditures of $16.7 million. The Company successfully completed four new injection wells, including two additional wells at its Big Hill facility and two at a new facility in the Fannett field. The new wells double the Company's disposal capacity to more than 5 million barrels annually. Construction of the bulk waste handling facility located near the existing NOW and NORM processing plants at Port Arthur, Texas, is nearing completion and the facility is expected to begin receiving material from remediation projects in the current quarter. The company's milling plant at the Big Hill facility has successfully completed the first phase of its operating trials, and is also expected to be placed into service during the fourth quarter.

      At September 30, 1995 long term debt of $44.3 million had risen by $15.4 million since December 31, 1994 and represented 37.8% of total capital. Additions to property, plant and equipment during the nine months of 1995 totaled $16.7 million and included primarily the continued expansion of the Company's waste processing and disposal capacity and additions to rental mats and equipment utilized in the Company's site preparation and remediation services.

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

      In addition, up to $25 million is available under a revolving line of credit which matures December 31, 1998. Availability under this facility is tied to the level of the Company's accounts receivable and certain inventory. Advances under the line bear interest, at the CompanyOs option, at either a specified prime rate or the LIBOR rate, plus a spread calculated quarterly based upon the ratio of the Company's funded debt to cash flow; interest is payable monthly. At September 30, 1995, $6.3 million of letters of credit were issued and outstanding, leaving a net of $18.7 million available for cash advances under the line of credit, against which $14.2 million had been borrowed. The credit agreement requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. The Company was in full compliance with the agreement at September 30, 1995.

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

PART II

ITEM 5.   Other Information

       On   November  2,  1995,  the  Company's   Board   of
       Directors authorized the declaration of an annual  5%
       stock dividend payable December 29, 1995 to holders of record as of November 30, 1995.

       The  Company  has  recently filed an  application  to
       list   its  common  stock  on  the  New  York   Stock
       Exchange.   The Company expects to begin  trading  on
       this exchange in early December, 1995.

       On November 8, 1995, the Company announced the appointment of David P. Hunt to its Board of Directors. Prior to joining Newpark's Board, Mr. Hunt was employed by Consolidated Natural Gas Company for 32 years, having most recently served as President and CEO of New Orleans based CNG Producing Company from which he recently retired.



ITEM 6.   Exhibit and Reports on Form 8-K


     (a)  Exhibits

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

           During the third quarter of 1995, the registrant filed three reports on Form 8-K as follows:


                                          Form 8-K
                                          ________

          Date of Report                July 18, 1995
          Items Reported                5, 7(a)

          Date of Report                July 21, 1995
          Items Reported                5, 7(c)

          Date of Report                August 9, 1995
          Items Reported                5, 7(c)

                   NEWPARK RESOURCES, INC.

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  November 13, 1995


                           NEWPARK RESOURCES, INC.




                           By:   /s/Matthew W. Hardey
                                _________________________________
                                Matthew W. Hardey, Vice President
                                 and Chief Financial Officer