Form 10-K
period 1995-12-31
NEWPARK RESOURCES INC
filed 1996-03-11
CIK 71829

==============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995         Commission File No. 1-2960


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

        Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class
                            ___________________

                       Common Stock, $.01 par value

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K [    ].

     At March 4, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant is $242,707,025. The aggregate market value has been computed by reference to the price at which the stock was sold, as reported by The New York Stock Exchange.

     As of March 4, 1996, a total of 10,658,453 shares of Common Stock, $.01 par value, were outstanding.

                    Documents Incorporated by Reference

     Portions of the registrant's Proxy Statement for the upcoming 1996 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.


                                Page 1 of 65
                       Exhibit Index Appears on Page 60

==============================================================================

                               NEWPARK RESOURCES, INC.
                                  INDEX TO FORM 10-K
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


          Item                                                                          Page
          Number      Description                                                       Number
          ______      ___________                                                       ______

                      PART I
                      ______

             1        Business                                                              3

             2        Properties                                                           29

             3        Legal Proceedings                                                    30

             4        Submission of Matters to a Vote of Security Holders                  31

                      PART II
                      _______

             5        Market for the Registrant's Common Equity and
                         Related Stockholder Matters                                       32

             6        Selected Financial Data                                              33

             7        Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                               34

             8        Financial Statements and Supplementary Data                          41

             9        Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure                            58

                      PART III
                      ________

             10       Directors and Executive Officers of the Registrant                   59

             11       Executive Compensation                                               59

             12       Security Ownership of Certain Beneficial Owners
                         and Management                                                    59

             13       Certain Relationships and Related Transactions                       59

                      PART IV
                      _______

             14       Exhibits, Financial Statement Schedules, and Reports
                         on Form 8-K                                                       60

             Signatures                                                                    64

                                          2

                                        PART I

        ITEM 1.  Business

        The Company

             Newpark  Resources,  Inc.  ("Newpark"  or the "Company") provides integrated environmental services to the oil  and  gas exploration and production industry in the Gulf Coast area, principally  in  Louisiana

        and  Texas.   Those  services  are  concentrated  in three key product

        lines:   (i)  mat  rental  servicesDthe use of patented  prefabricated wooden mats as temporary worksites  in oilfield and other construction applications; (ii) processing and disposal  of  nonhazardous  oilfield waste  ("NOW');  and  (iii)  processing  and  disposal of NOW which is contaminated with naturally occurring radioactive  material  ("NORM").

        In  its  waste  disposal  operations, the Company utilizes proprietary technology.



             The Company's mat rental services have been provided primarily to the oil and gas exploration and production industry.  The mats provide temporary worksites in unstable  soil conditions typically found along the Gulf Coast. In addition to the  installation  and  rental of mats,

        the  Company  also  provides  for  the  management  and  treatment  of nonhazardous oilfield waste on the well site, the remediation of waste

        pits,  and  general  oilfield  services.   In 1994, the Company  began

        marketing these temporary worksites to other  industries.   Increasing

        environmental  regulation  affecting  the  construction  of pipelines,

        electrical  distribution systems and highways in and through  wetlands

        environments  has   provided  a  substantial  and  rapidly growing new

        market  for  these  services and have broadened the geographic  market served by the Company to include the coastal areas of the Southeastern

        states,  particularly   Florida   and  Georgia,  in  addition  to  its

        traditional Gulf Coast market. The  Company  believes  that heightened environmental  concern in other markets and other countries,  such  as that developing  in  Venezuela, will continue to provide opportunities for the mat rental business.



              In its NOW processing  and disposal business,  Newpark processes the majority of the NOW received  at its facilities for injection into geologically secure formations deep  underground  and creates from the remainder  a reuse product which is used as intermediate  daily  cover material or  cell  liner material at municipal waste landfills.  Since the fourth quarter of  1994,  the  Company has provided processing and disposal of NOW waste that is contaminated  with  NORM, processing the

        waste  for  injection  disposal  in  wells owned by the  Company.   In
        addition, the Company provides laboratory  and consulting services for its customers in connection with its NOW and NORM services.



             The  Company  offers  these  services  individually   and  as  an

        integrated package.  The recent trend toward more strict environmental regulation of both drilling and production operations conducted by the

        Company's  customers  has  resulted  in  greater  synergy between  the

        Company's  mat rental and oilfield general construction  services  and

        its   other  environmental   services.    The   Company   provides   a

        comprehensive  integrated  combination of in-situ waste management and construction services for both  the  drilling  of  new  sites  and the

        remediation  of  existing  sites.   This  integration  provides  it  a

        competitive  advantage in an era of downsizing by its major customers,

        which has made those customers more reliant upon outside suppliers for

        many services.   By  providing  a  broad array of integrated services,

        Newpark reduces the number of contractors  necessary  to provide these services, decreasing the customer's administrative workload.



             Newpark's   offsite   waste   processing  operations  utilize   a

        combination of proprietary preparation  technology  to blend the waste into an injectible slurry and specific underground geology  into which injection  is  effected,  and  patent applications have been filed  to

        protect  this  proprietary  methodology.   The  Company's  mat  rental

        business  uses  a  patented interlocking  wooden  mat  system,  patent protection of which  extends  to the year 2003.  Newpark believes that

        the  proprietary  aspects  of  these   businesses   cannot  be  easily

        duplicated, thereby providing a competitive advantage.



             In anticipation of increased demand for hardwood  lumber  used in construction  of  its rental mats, the Company purchased a sawmill  in

        Batson, Texas, in October  1992.     Newpark  has  since  doubled  the

        capacity  of  the facility, and expects to fully utilize such capacity in serving its mat rental business.

             The following  table  sets forth for the years ended December 31,

        1995, 1994, and 1993, respectively,  the  amount  of revenues for each class of similar products and services.


                                                   Year ended December 31,
                                                   _______________________
                                                   1995    1994      1993
                                                   ____    ____      ____
                                                    (Dollars in thousands)

             Revenues:
               Offsite waste processing          $31,126   $20,738  $11,354
               Mat rental                         30,775    23,048   21,042
               General oilfield services          14,511    13,452   11,358
              Wood products sales                 12,609    13,105    7,947
              Onsite environmental management      7,361     7,689    4,629
              Other                                1,600     1,600        -
                                                  ______    ______   ______
            Total revenues                       $97,982   $79,632  $56,330
                                                  ======    ======   ======

             Newpark  was  organized  in 1932 as a Nevada corporation  and  in

        April  1991  changed  its state of  incorporation  to  Delaware.   The

        Company's  principal executive  offices  are  located  at  3850  North

        Causeway Boulevard,  Suite  1770,  Metairie,  Louisiana 70002, and its

        telephone number is (504) 838-8222.



        Development of  the Business



             Since 1990, the Company has concentrated on expanding and further

        integrating   its   environmental   service   capabilities.    Through

        acquisitions  in  1990  and 1991, Newpark extended  its  environmental services into the Texas Gulf  Coast  region.  In May 1991, the Company expanded its processing capacity by constructing  a new NOW processing

        plant  in  Port  Arthur,  Texas,  replacing  a smaller facility.   The

        Company  has  further  increased  plant  capacity  through  subsequent

        equipment  additions  and  improvements  in  process  technology   and

        procedures.    Beginning   in   1992,   the  Company  accelerated  the

        development of its deep well injection program  and, in November 1993,

        opened  its first facility for underground disposal  of  NOW,  at  Big

        Hill, Texas.



             Significant developments in 1995 included:



           .   The  Company's  license  to  process  NORM waste was amended to increase  the  maximum  level  of radioactive  contamination permitted and to increase the capacity of the facility.

           .   The trend toward a more strict regulation of NOW and NORM waste continued.  NORM regulations were adopted in several states,

                  most importantly New Mexico and Texas.  The NORM regulations were  revised in Louisiana and are  under  revision  in  the state of Mississippi.  Draft regulations have been prepared,

                  but are not yet proposed in Oklahoma.



           .   The volume  of  NOW processed by the Company grew by 25% to 2.9 million barrels  despite lower drilling activity as measured by the rig count.



           .   A second NOW facility,  located near Fannett, Texas, was opened in the third quarter of  1995,  and  additional  wells  were drilled  at  the  Big  Hill  facility,  providing  a further increase in waste disposal capacity.



           .   The  market  for  the  Company's  mat  rental  services in non-

                  oilfield markets expanded into Florida and Georgia.



           .   The   Company   initiated  a  joint  venture  to  provide   its

                  proprietary mat  rental  services  to  the  exploration  and production market in Venezuela.



           .   The effect on the Company's services of a decline in the number of  active  drilling rigs was substantially offset by deeper drilling by the Company's customers.



             NOW and NORM are defined as follows:



               NOW - Nonhazardous  Oilfield Waste or NOW is waste generated in the exploration or production  of  oil and gas. These wastes typically contain levels of oil and grease, salts or chlorides, and heavy metals in excess of concentration limits defined  by  state  regulators.  NOW also includes soils which have become contaminated by these materials.

        In  the  environment,  oil  and  grease and chlorides disrupt the food chain and have been determined by regulatory authorities to be harmful to  plant and animal life.  Heavy metals  are  toxic  and  can  become concentrated in living tissues.



               NORM  -  Naturally  Occurring  Radioactive  Material or NORM is

        present  throughout  the earth's crust at very low levels.  Among  the radioactive elements,  only  Radium  226  and  Radium 228 are slightly soluble in water.  Because of their solubility,  which  can carry them into living plant and animal tissues, these elements present a hazard.

        Radium  226  and Radium 228 can be leached out of hydrocarbon  bearing strata deep underground  by  salt  water  which  is  produced with the

        hydrocarbons.   Radium  generally  precipitates out of the  production

        stream as it is drawn to the surface  and  encounters  a  pressure  or temperature change in the well tubing or production equipment, forming

        a  rust-like  scale.   This scale contains radioactive elements which,

        over many years, can become  concentrated  on tank bottoms or at water

        discharge points at production facilities.   Thus,  NORM  waste is NOW

        that  has  become  contaminated with these radioactive elements  above concentration levels defined by state regulatory authorities.



             Amendment to NORM  waste  license - During 1994, Newpark became a licensed NORM contractor in Louisiana  and Texas.  The Company built a

        NORM waste treatment plant adjacent to its NOW treatment plant in Port

        Arthur,  Texas, at which the Company uses  a  proprietary  process  to slurry the  material and reduce the NORM concentration below the level at which it is  regulated  as  NORM  in  preparation  for  underground injection.  Newpark applied for U.S. patents on certain aspects of its treatment  and  disposal  processes.  The facility began operations in

        October 1994, and is one of only four commercial offsite facilities in the United States that is licensed  to  process  and  dispose  of NORM

        waste.   The  license was modified during 1995 to increase the maximum permitted concentration of Radium 226 present in the waste received at the facility from  400  picocuries  per  gram  to 6,000, and the total concentration of radioactive isotopes from 2,000  picocuries  per gram to 30,000.



             Developments   related   to  NOW -   The  Company  processed  and

        disposed of 2,905,000 barrels of  NOW  in  1995,  of  which  2,364,000 barrels were generated from current drilling and production operations and  541,000  barrels were generated from the remediation of old  pits and production facilities, compared with 2,329,000 barrels in 1994, of which 1,974,000  were  from current drilling and production operations and 355,000 were from remediation  activities.  The  increase resulted

        principally   from   the  further  tightening  of  state  and  federal

        regulations limiting the  discharge of waste into inland waterways and offshore and, to a lesser extent,  from changes in the type and mix of drilling activity.



             During 1995, Newpark further expanded its NOW injection facility,

        located at Big Hill, Texas, drilling  two  additional  injection wells and  constructing  a  grinding  mill  at  the site to more efficiently handle  the  large  quantities  of waste resulting  from  the  growing remediation market.  The mill is  used  to reduce and make uniform the size of the particles in the waste stream to maintain desired flow characteristics in the Company's injection wells. In September 1995,

        the Company  opened  its  second  injection  site,  at Fannett, Texas,

        drilling  two  wells  at  that  facility,  and in the fourth  quarter,

        completed  a bulk barge unloading facility adjacent  to  the  original

        Port Arthur  processing  plant.   Together with additions to personnel

        and  equipment at its receiving facilities,  this  increased  its  NOW processing capacity to approximately 500,000 barrels per month.



             Services   to  wetlands  construction  projects  -  Many  of  the

        environmental  concerns   that   have   affected   drilling   in   the

        environmentally  sensitive marshes of the Gulf Coast are now beginning to affect other construction  activities  in  the Gulf Coast and other geographic areas.  Federal and state regulatory agencies have begun to require  increased precautions to prevent construction-related  damage to the environment  in  wetlands  areas  throughout the United States.

        Newpark believes that its prefabricated mat  technology is well-suited for use in construction projects in wetlands areas.  During  1995, the

        Company  performed  projects  in  connection with pipeline, electrical utility and highway construction projects  in  Georgia, Florida, Texas

        and  Louisiana.   The  Company anticipates that similar  opportunities

        will allow it to continue  to diversify its geographic base, following the wetlands activity to construction related markets in other states.



             Venezuela joint venture  -  During the first quarter of 1995, the

        Company invested in a joint venture  providing  mat rental services in

        Venezuela  in  support  of  oil  and  gas  exploration and  production activities.  A total of 7,000 mats were shipped  to  the market during the year and, by year end, substantially all were under  contract to a customer.  The government of Venezuela has made increasing  its output of oil over the next several years a national priority, and has  begun attracting  outside  investment  partners from among the international oil companies, many of which are Newpark's  customers  in the domestic

        market.   Subsequent to December 31, 1995, the joint venture  arranged shipment of  an  additional  5,000 mats to Venezuela, and expects that activity  there  will  continue to  increase  as  further  exploration

        concessions are granted.   Newpark  holds  a  38.8%  interest  in  the

        venture.



             Drilling  activity  - The level of drilling activity in Newpark's key market declined 4% to  an  average  of  195  rigs  running in 1995 compared to 202 during 1994.  This mirrored the decline  in  the  U.S.

        rig  count,  which  averaged 723 in 1995 compared to 774 in 1994.  The

        1995 activity level was the second lowest since 1940, after an average

        of 717 recorded in 1992.   In  much  of  the  coastal marsh and inland

        waters, termed the "transition zone," the high  cost  associated  with access to the site and lack of seismic data has been an obstacle to development, and as a result, the area has been less actively drilled compared to the offshore  and  land  areas.  High quality seismic data has become available only through recent  improvements  in technology.

        The  increased  use of advanced seismic data and the computer-enhanced interpretation of  that data has enabled Newpark's customers to select exploratory drilling  sites  with greater likelihood of success.  This enables them to undertake more expensive projects, such as drilling in the transition zone along the Gulf Coast region.



               Such projects rely heavily  on  services  such as the Company's

        integrated   environmental   services.   Deeper   wells  require   the

        construction of larger locations to accommodate the drilling equipment and the equipment for handling drilling fluids and  associated wastes;

        such  locations  generally  are  in  service for significantly  longer

        periods  and generate additional mat rental  revenues.   Deeper  wells

        also require  more  chemically complex drilling fluids programs, which are more difficult and  costly  to dispose of than the simpler systems used in shallower wells. The Company  believes  that,  in 1995, deeper drilling  contributed  significantly to the increased demand  for  the

        Company's services.



        Regulatory Background



             The oilfield market  for  environmental services has increased as regulations have increased.  Louisiana,  Texas,  and other states have enacted  comprehensive  laws  and  regulations  governing  the  proper handling of NOW and NORM.  This has also heightened  the  awareness of both  the  generators  of waste and landowners of the need for  proper treatment and disposal of such waste in both the drilling of new wells and the remediation of production facilities.



             For many years, prior  to  current  regulation, industry practice

        was to allow NOW to remain in the environment.   Onshore, surface pits

        were  used  for  the  disposal  of  NOW; offshore, NOW was  discharged directly into the water.  As a result  of  increasing  public  concern over the environment, NOW has in recent years become subject to public scrutiny  and  governmental regulation.  Operators of exploration  and production facilities,  including major and independent oil companies,

        have  found  themselves  subject   to   a  multiplicity  of  laws  and

        regulations issued by numerous jurisdictions  and agencies. These laws and regulations have imposed strict requirements  for ongoing drilling and production activities in certain geographic areas,  as well as for the remediation of sites contaminated by past disposal practices  and,

        in many respects, have prohibited the prior disposal practices. In addition, operators have become increasingly concerned about possible long-term liability for remediation,  and  landowners have become more aggressive about land restoration.  For these  reasons,  operators are increasingly retaining service companies, such as Newpark,  to  devise and  implement  comprehensive  waste  management  techniques to handle waste on an ongoing basis and to remediate past contamination  of  oil and gas properties.



             Late  in  1992, the Louisiana Department of Environmental Quality

        ("DEQ") began to  promulgate  and  enforce new, stricter limits on the level of radium concentration above  which  NOW  became categorized as

        NORM.   NORM  regulations  require  more stringent worker  protection,

        handling  and storage procedures than  those  required  of  NOW  under

        Louisiana Statewide  Executive  Order  29-B.  Uncertainty in measuring

        NORM  concentration  was created by apparent  inconsistencies  in  the results produced by alternative  testing methodologies allowed in then

        current  regulations.   Early  in  1994,   DEQ  published  draft  NORM

        regulations which, with minor modification,  became  effective January

        20, 1995, as LAC 33:XV.1401-1420, Chapter 14.  In Texas,  the Railroad

        Commission adopted final rules ("Rule 94") effective February 1, 1995.

        Adoption  of these regulations has resolved the regulatory uncertainty associated with NORM.



             The primary  laws  that  have  helped  to  create  the market for

        Newpark's environmental services in the Gulf Coast region,  and  which apply  to  Newpark  in  the conduct of its business,  are the Resource

        Conservation and Recovery  Act  of  1976, as amended in 1984 ("RCRA"),

        the Comprehensive Environmental Response,  Compensation, and Liability

        Act,  as  amended  in  1986  ("CERCLA"),  the  laws   and  regulations

        promulgated by the states of Louisiana, Texas and Alabama, the Federal

        Water Pollution Control Act, as amended (the "Clean Water  Act"),  and

        the  Federal  Oil  Pollution  Act  of  1990  ("OPA").   These laws are

        discussed under "Environmental Regulation".



        Description of Business



             The principal services and products provided  by  the Company are classified as follows:

             Offsite Waste Processing



             NOW Waste Processing.  Under state regulation, if NOW  cannot  be treated  for discharge or disposed of on the oil or gas lease location where it is  generated,  it  must  be  transported  to  a licensed NOW disposal or treatment facility.  There are three primary  alternatives for offsite disposal of NOW available to generators in the Gulf Coast:

        (i)   land-farming,   provided  by  the  Company's  competitors;  (ii)

        processing and conversion  of  the NOW into a reuse product; and (iii)

        underground injection (See "Injection  Wells").  The Company processes

        NOW  waste  at a facility located at Port  Arthur,  Texas,  which  was

        opened  in 1991.   Newpark  also  operates  six  other  receiving  and

        transfer   facilities  located  along  the  Gulf  Coast  from  Venice,

        Louisiana, to  Corpus Christi, Texas.  Waste products are collected at

        the  transfer  facilities   from   three  distinct  markets:  offshore

        exploration and production; land and  inland  waters  exploration  and production;  and  remediation  of  existing or inactive well sites and production facilities.  These facilities  are  supported by a fleet of

        42  double-skinned  barges  certified  by  the U. S.  Coast  Guard  to transport NOW.  Waste received is transported  by  barge  through  the

        Gulf  Intracoastal  Waterway  to  the Company's processing facility at

        Port Arthur, Texas, or trucked to facilities at  Fannett  or Big Hill,

        Texas.



             The  Company  has  historically converted the waste stream  to  a commercial reuse product  meeting  the specifications under applicable federal and state regulations for reuse as a covering material or cell

        liner  material  at  sanitary  landfills.   Under  these  regulations,

        landfills must cover the solid waste  deposited  daily  with  earth or

        other  inert  material.   The Company's reuse product is deposited  at

        either the City of Port Arthur  Municipal  Landfill  or  the  City  of

        Beaumont Municipal Landfill for use as such cover material pursuant to contracts  with  the respective cities.  This reuse is conducted under authorization from the Texas Natural Resources Conservation Commission and is permitted by the Texas Railroad Commission, under a permit that was renewed in January 1994, for a three year period.  The Company has also developed alternative  uses  for the product as roadbase material or construction fill material.



             Currently, only a portion of  the  waste received by the Company is processed into a reuse product.  Since  November 1994, the Company has disposed of a majority of the waste received  at  its  processing facility by injection of the waste into disposal wells at its Big Hill facility and, since the third quarter of 1995, its Fannett Facility.

             NORM Processing and Disposal.     Newpark's entry into the onsite

        remediation  (1993) and disposal (1994) of  NORM  waste  is  discussed under "Business - Development of the Business."  Many alternatives are available to the  generator  for  the  treatment and disposal of NORM.

        These include both chemical and mechanical methods designed to achieve volume reduction, in-situ burial of encapsulated NORM  within old well bores,  and  soil  washing  and  other  techniques  of dissolving  and suspending  the  radium  in  solution  for  onsite injection  of  NORM liquids.  When the application of these techniques are insufficient to bring the site into compliance with applicable  regulations,  the NORM must be transported to a licensed storage or disposal facility.



             Newpark's NORM processing facility was licensed in September 1994 and  began  operations  October  21, 1994.  The facility receives NORM waste from production operations and  remediation  sites, generally by barge,  truck, in drums or other containers.  The material,  which  is similar to NOW in virtually all respects other than its elevated level of Radium  226  or  Radium  228,  is  processed  to  achieve a uniform particle  size  and,  through  the  introduction  of viscosifiers  and carrying agents, is suspended in a liquid stream suitable for disposal

        in Class II injection wells operated by the Company.   Such processing

        also reduces the concentration of radioactive material to  a  level at which the material is no longer regulated as NORM, but reverts  to NOW characteristics.  The processed waste meets the criteria for injection disposal  under  Texas  Railroad  Commission Rule 9 and Rule 94 and is transported by truck to the Company's injection well facility.  During

        1995, the facility license was modified to increase the level of total radioactive contamination permitted  in  the  waste  received  at  the facility  from  2,000  picocuries per gram to 30,000, and the level of

        Radium 226, upon which most  regulation is primarily focused, from 400 to 6,000 picocuries per gram.



             During  1995,  the  Company   received  70,000  barrels  of  NORM

        contaminated  waste.   Much  of  the  growth  in  the  market  can  be

        attributed to increased litigation on the part of landowners concerned over  the  past  practices  of the oil and  gas  industry  which  have resulted in numerous instances  of  radioactive  contamination  of the surface.  In some cases, settlement of the litigation has mandated the remediation of such sites.



             Injection  Wells.    In  February  1993, upon receipt of a permit

        from the Texas Railroad Commission, the Company began development of a

        50 acre injection well facility in the Big  Hill  Field  in  Jefferson

        County,  Texas.  Newpark's injection technology is distinguished  from conventional methods in that it utilizes very low pressure, typically under 100 pounds per square inch, to move the waste into the injection zone.  Conventional  wells  typically  use  pressures as high as 2,000

        pounds  per  square  inch.   In the event of a formation  failure   or

        blockage of the face of the injection  zone,  such  pressure can force waste  material  beyond  the  intended  zone, posing a hazard  to  the environment.  The low pressure used by Newpark  is inadequate to drive the injected waste from its intended injection zone.



              Three wells were initially installed at this  facility  and  two additional  wells  were  successfully completed during 1995.  Disposal

        operations began at this site  in  November  1993.   During  1995, the

        Company  licensed  and  constructed a new injection well facility at a

        400 acre site near Fannett,  Texas,  which  was  placed  in service in

        September  1995.   Because  of  differences  between  the geology  and

        physical  size  of  the  two  sites,  the Fannett site is expected  to provide greater capacity than the Big Hill site.



             The injection wells at Big Hill and  Fannett  receive  NOW  waste from  the  Company's  processing facilities at Port Arthur, as well as

        from customers in the surrounding  area.   Newpark anticipates that it

        will open additional injection facilities for  both NOW and NORM waste in Louisiana and Texas over the next two to three  years.  The Company has identified a number of sites in the Gulf Coast region  as suitable for development of such disposal facilities, has received permits  for one  additional site in Texas, and plans to file for additional permit authority in Louisiana.



             The  Company  believes  that its proprietary injection technology has application to other markets  and  waste  streams,  and  has begun preliminary  work  and  analysis  to enter the nonhazardous industrial waste market in the future.



             The Company also operates an analytical  laboratory in Lafayette,

        Louisiana, which supports all phases of its environmental services and provides independent laboratory services to the  oil and gas industry.

        These  services  include analytical laboratory and sampling  services,

        permit application  and  maintenance  services  and environmental site assessment and audit services.



             Mat Rental



             In 1988, the Company acquired the right to use,  in Louisiana and

        Texas,  a  patented  prefabricated  interlocking  mat system  for  the construction of drilling and work sites, which has  displaced  use  of

        individual  hardwood  boards.   This  system is quicker to install and
        remove,  substantially reducing labor costs.   It  is  also  stronger,

        easier to  repair  and  maintain,  and  generates  less waste material

        during  construction  and removal than conventional board  roads.   In

        1994, the Company acquired  the  exclusive right to use this system in the Continental U.S. for the life  of  the  patent,  which  expires in

        2003.  Newpark provides this service to two markets:



             Oilfield market:  Newpark provides this patented interlocking mat system  to  the  oil and gas industry to ensure all-weather access  to exploration and production  sites  in  the  unstable  soil  conditions common  along  the  onshore Gulf of Mexico.  These sites are generally rented to the customer  for  an  initial period of 60 days; after that time, additional rentals are earned  on a monthly basis until the mats are released by the customer.



             Wetlands market:  Beginning in 1994,  the  Company recognized the development of another market for its patented mat system in providing access  roads  and  temporary  work sites to the pipeline,  electrical

        utility  and  highway  construction   industries.   Demand  for  these

        services was spurred by Federal Energy  Regulatory  Commission  orders requiring  compliance  with  environmental  protection rules under the

        Clean Water Act in the pipeline construction  business.   In 1994, the

        Company  received  approximately  $2.4  million  in revenue from  this

        source.   During  1995,  approximately $7.0 million in  revenues  were received in this market.



             Rerentals.  Drilling  and  work sites are typically rented by the

        customer  for  an initial period of  60  days.   Often,  the  customer

        extends the rental  term  for  additional 30 day periods, resulting in

        additional revenues to the Company.   These  rerental revenues provide

        high  margins  because  only  minimal  incremental   depreciation  and

        maintenance costs accrue to each rerental period.  Factors  which  may

        increase  rerental  revenue  include:   (i) the trend toward increased

        activity in the "transition zone" along the Gulf of Mexico, an area in which the Company's mat system provides the  primary  means of access;

        (ii) a trend toward deeper drilling, taking a longer time to reach the desired  target;  and,  (iii)  the  increased  frequency of commercial

        success,   requiring  logging,  testing,  and  completion   (hook-up),

        extending the  period during which access to the site is required.  In

        the   opinion   of  industry   analysts,   application   of   advanced

        technologies, particularly the use of three- dimensional seismic data,

        has contributed to these trends.

             Onsite Environmental Management



             Promulgation    and   enforcement   of   increasingly   stringent

        environmental regulations affecting  drilling and production sites has increased the scope of services required  by the oil companies.  Often it is more efficient for the site operator  to  contract with a single company  that  can  provide all-weather site access  and  provide  the

        required  onsite  and  offsite   environmental  services  on  a  fully

        integrated  basis.   The Company provides  a  comprehensive  range  of

        environmental services  necessary  for  its  customers'  oil  and  gas exploration and production activities.  These services include:



             Site   Assessment:    Site   assessment   work  begins  prior  to

        installation of mats on a drilling site, and generally  begins  with a study  of  the  proposed  well  site, which includes site photography,

        background soil sampling, laboratory  analysis  and  investigation  of flood  hazards and other native conditions.  The assessment determines whether  the  site  has  previously  been  contaminated and provides a baseline for later restoration to pre-drilling condition.



             Pit  Design, Construction and Drilling Waste  Management.   Under

        its  Environmentally   Managed   Pit   ("EMP")  Program,  the  Company

        constructs waste pits at drilling sites  and monitors the waste stream produced in drilling operations and the contents  and condition of the pits with the objective of minimizing the amount of waste generated on the  site.  Where possible, the Company disposes of  waste  onsite  by land-farming,  through  chemical  and  mechanical  treatment of liquid waste  and by annular injection into a suitably permitted  underground

        formation.   Waste  water treated onsite may be reused in the drilling

        process or, where permitted, discharged into adjacent surface waters.



             Regulatory Compliance.   Throughout  the  drilling  process,  the

        Company  assists  the  operator  in interfacing with the landowner and regulatory authorities.  The Company  also  assists  the  operator  in obtaining  necessary  permits and in complying with record maintenance and reporting requirements.



             Site Remediation.



                  NOW (Drilling).   At the completion of the drilling process,

        under  applicable  regulations,   waste  water  on  the  site  may  be
        chemically or mechanically treated and discharged into surface waters.

        Other waste that may not remain on  the  surface  of  the  site may be land-farmed  on  the  site  or  injected  under  permit  into geologic formations to minimize the need for offsite disposal.  Any  waste that cannot,  under regulations, remain onsite is manifested (in Louisiana)

        and transported  to an authorized facility for processing and disposal at the direction of  the  generator  or  customer (See "Description of

        Business- NOW Waste Processing").



                  NOW  (Production).  The Company also  provides  services  to remediate production pits and inactive waste pits including those from

        past oil and gas  drilling  and  production  operations.   The Company

        provides  the  following  remediation  services:  (i) analysis of  the contaminants  present  in  the  pit  and  a determination  of  whether remediation is required by applicable state regulation; (ii) treatment of waste onsite, and where permitted, reintroduction  of that material

        into    the   environment,   (iii)   removal,   containerization   and

        transportation  to  the Company's processing facility of NOW waste not treated onsite.



                  NORM.  In January  1994,  Newpark  became  a  licensed  NORM contractor,  allowing  the Company to perform site remediation work at

        NORM contaminated facilities  in  Louisiana and Texas.  Because of the

        need    for   increased   worker-protective    equipment,    extensive

        decontamination  procedures  and other regulatory compliance issues at

        NORM sites, the cost of providing such services are materially greater than at NOW facilities, and generates  proportionately higher revenues than similar work at a NOW facility.



             Site  Closure.  The  location  is restored  to  its  pre-drilling

        condition  and reseeded with native grasses.   Closure  also  involves

        delivery of test results indicating that closure has been completed in compliance with applicable regulations.  This information is important to the customer  because  the operator is subject to future regulatory review and audits.  In addition,  the information may be required on a current  basis  if the operator is subject  to  a  pending  regulatory compliance order.



             Wood Product Sales



             By the  end  of  1991, the Company had become aware of increasing environmental regulation affecting  wetlands areas.  These regulations have affected the oil and gas drilling  industry  as well as pipeline,

        electrical  distribution  and  highway  projects.  In anticipation  of increased demand for hardwood lumber used in providing access to such wetlands sites, the Company purchased a sawmill in Batson, Texas, in

        October  1992.  The mill's products include lumber, timber,  and  wood chips, as  well  as bark and sawdust.  Pulp and paper companies in the area supply a large  proportion  of the hardwood logs processed at the sawmill and, in turn, are the primary customers for wood chips created in the milling process.  During 1993,  Newpark  invested approximately

        $1.0 million in expansion of the sawmill to increase  its capacity for producing wood chips.  During 1995, the Company invested an additional

        $750,000 to:  (i) install a log watering system to maintain  the level of  moisture  in the wood chips produced, as desired by its customers,

        and; (ii) for expanded  and  improved  sawing capacity, which improved both production and efficiency.



             General Oilfield Services



             The  Company performs general oilfield  services  throughout  the

        Gulf Coast  area between Corpus Christi, Texas and Pensacola, Florida.

        General oilfield services performed by the Company include preparation of work sites  for installations of mats, connecting wells and placing them in production,  laying flow lines and infield pipelines, building permanent  roads, grading,  lease  maintenance  (the  maintenance  and repair  of producing  well  sites),  cleanup  and  general  roustabout

        services.   General  oilfield  services  are typically performed under short-term time and material contracts, which  are  obtained by direct negotiation or bid.



             The  Company manufactures and sells a line of American  Petroleum

        Institute certified  wellheads  and  valves (flow and pressure control

        equipment,  principally  installed  above   ground)  to  oil  and  gas

        exploration and production companies.  Most of  the Company's wellhead sales  include installation and service for which  the  Company  earns

        additional   revenues.   The  Company  also  repairs  and  refurbishes

        customer-owned  wellheads.   Newpark  has entered into an agreement to

        sell this operating unit to an unrelated  third  party, and expects to consummate that transaction before mid-1996.



        International Expansion



             During  the  first  quarter  of  1995,  the   Company   initiated

        participation  in  a venture which provides mat rental services to the

        oil and gas industry  in  Venezuela.   Revenue from foreign operations

        has been immaterial in each of the past three years.

        Sources and Availability of Raw Materials and Equipment



             Newpark believes that its sources of  supply for any materials or equipment used in its businesses are adequate  for  its needs and that it  is not dependent upon any one supplier.  No serious  shortages  or delays have been encountered in obtaining any raw materials.



        Patents and Licenses



             Newpark  seeks  patents and licenses on new developments whenever feasible, and has recently applied for U.S. patents on its new NOW and

        NORM waste processing and injection  disposal system.  Newpark has the exclusive license for the life of the  patent  (which expires in 2003)

        to  use,  sell  and  lease  the  prefabricated mats that  it  uses  in connection with its site preparation  business  in  the  48 contiguous states of the United States.  The licensor has the right to  sell mats in  states  where  Newpark  is not engaged in business, but only after giving Newpark the opportunity  to  take  advantage of the opportunity itself.  The license is subject to a royalty which Newpark can satisfy by purchasing specified quantities of mats annually from the licensor.



             The  utilization of proprietary  technology  and  systems  is  an important aspect of the Company's business strategy.  For example, the

        Company relies on a variety of unpatented proprietary technologies and know-how in the processing of NOW.  Although the Company believes that this technology and  know-how  provide it with significant competitive

        advantages  in  the  environmental   services   business,  competitive

        products and services have been successfully developed and marketed by others.  The Company believes that its reputation in its industry, the range of services offered, ongoing technical development and know-how,

        responsiveness   to   customers   and   understanding  of   regulatory

        requirements are of equal or greater competitive significance than its existing proprietary rights.



        Working Capital Practice



             Newpark does not have any special working capital practices which differ significantly from those generally practiced in the oil and gas or environmental services industries.  For  additional  information on

        Newpark's current borrowings see "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital

        Resources," and "Note E. Credit Arrangements and Long-Term  Debt,"  in

        the "Notes to Consolidated Financial Statements."



        Dependence Upon Limited Number of Customers



             The Company's customers are principally major and independent oil and  gas  exploration  and production companies operating in the  Gulf

        Coast  area,  with  the  vast  majority  of  the  Company's  customers concentrated in Louisiana and Texas.



             During the year ended December 31, 1995, approximately 30% of the

        Company's revenues were derived  from  14 major oil companies, and one

        other  customer  accounted  for  approximately   16%  of  consolidated

        revenues.   Given  current  market conditions and the  nature  of  the products involved, management  does  not believe that the loss of this customer would have a material adverse effect upon the Company.



             The  Company  performs  services  either   pursuant  to  standard

        contracts or under longer term negotiated agreements.   As most of the

        Company's  agreements  with its customers are cancelable upon  limited notice, the Company's backlog  is not significant.  For the year ended

        December  31,  1995,  approximately   half  of  the  revenues  of  the

        environmental services segment were obtained  on a bid basis, and half of its revenues were derived on a negotiated or contractual basis.



             Newpark  does not derive a significant portion  of  its  revenues from government contracts of any kind.



        Competition



             The Company  operates  in  highly  competitive industry segments.

        The  Company believes that the principal competitive  factors  in  its businesses are reputation, technical proficiency, reliability, quality and breadth of services offered, managerial experience and price.  The

        Company  believes  that  it effectively competes on the basis of these

        factors,  and  that  its  competitive   position   benefits  from  its

        proprietary position with respect to the patented mat  system  used in its  site preparation business, its proprietary treatment and disposal methods for both NOW and NORM waste streams and its ability to provide

        its  customers   with  an  integrated  well  site  management  program

        including environmental and general oilfield services.

             It is often more efficient for the site operator to contract with a single company that  can  prepare  the  well  site  and  provide the

        required  onsite  and  offsite  environmental  services.   The Company

        believes that its ability to provide a number of services as part of a comprehensive  program  enables  the  Company  to  price  its services competitively.



             The Company believes that there are certain barriers to  entry in the  environmental  and  oilfield  services industry in the Gulf Coast

        region.   These barriers include formalized  procedures  for  customer acceptance, licenses, and permits, and the need for specially equipped

        facilities  and  trained  personnel.   Facilities disposing of NOW are

        subject to permitting and regulatory requirements which pose a barrier to entry into the market.  The market, however, is very large.  Only a small portion of the total waste generated  is  taken  to a commercial disposal  facility and many other methods exist for dealing  with  the

        waste stream.   In the market served by the Company there are over one

        hundred  permitted   commercial   facilities,   including   landfarms,

        landfills, and injection facilities authorized to dispose of NOW.



             For  additional  information  concerning the markets that Newpark serves and the effects of competition,  see  "Description of Business"

        and "Management's Discussion and Analysis of Results of Operations and

        Financial Condition."



        Environmental Disclosures



             Newpark  has  sought  to  comply  with all applicable  regulatory

        requirements concerning environmental quality.   The Company has made,

        and  expects  to continue to make, the necessary capital  expenditures for environmental  protection  at  its facilities, but does not expect

        that  these  will  become  material  in the  foreseeable  future.   No

        material capital expenditures for environmental  protection  were made during 1995.



             Newpark  derives  a  significant  portion  of  its  revenue  from providing  environmental  services  to  its customers.  These services have  become necessary in order for these  customers  to  comply  with regulations governing the discharge of materials into the environment.

        Substantially  all  of Newpark's capital expenditures made during 1994 and 1995, and those planned  for  1996, are directly or indirectly the result of such regulation.

        Employees

             At February 16, 1996, Newpark employed approximately 565 full and part-time personnel, none of which are represented by unions.  Newpark considers its relations with its employees to be satisfactory.



        Environmental Regulation



             The Company's business is affected  both  directly and indirectly by governmental regulations relating to the oil  and  gas  industry in general, as well as environmental, health and safety regulations  that have  specific  application  to  the Company's business.  The Company,

        through  the routine course of providing  its  services,  handles  and profiles hazardous regulated material for its customers.  Newpark also handles, processes  and  disposes of nonhazardous regulated materials.

        This section discusses various federal and state pollution control and health and safety programs  that  are  administered  and  enforced  by

        regulatory   agencies,   including,  without  limitation,  the  U.  S.

        Environmental Protection Agency  ("EPA"),  the  U.S.  Coast Guard, the

        Department of the Interior's Office of Surface Mining,  the  U.S. Army

        Corps   of   Engineers,   the   Texas  Natural  Resource  Conservation

        Commission,  the  Texas  Department  of  Health,  the  Texas  Railroad

        Commission, the Louisiana  Department of Environmental Quality and the

        Louisiana  Department  of  Natural   Resources.   These  programs  are

        applicable  or  potentially  applicable  to   the   Company's  current

        operations.  Although the Company intends to make capital expenditures

        to  expand  its  environmental  services  capabilities,  the   Company

        believes  that  it  is not presently required to make material capital expenditures to remain  in  compliance  with  federal, state and local provisions relating to the protection of the environment.



             RCRA.  The Resource Conservation and Recovery  Act  of  1976,  as

        amended  in 1984, ("RCRA"), is the principal federal statute governing hazardous waste generation, treatment, storage and disposal.  RCRA and

        EPA-approved  state  hazardous  waste  management  programs govern the handling of "hazardous wastes".  Under RCRA, liability  and  stringent operating  requirements  are  imposed  on  a  person  who  is either a

        "generator"  or  "transporter"  of  hazardous  waste or an "owner"  or

        "operator"  of  a  hazardous  waste  treatment,  storage  or  disposal facility.  The EPA and the states have issued regulations  pursuant to

        RCRA  for  hazardous  waste  generators,  transporters and owners  and

        operators   of   hazardous  waste  treatment,  storage   or   disposal

        facilities. These  regulations  impose detailed operating, inspection,

        training  and  emergency  preparedness   and  response  standards  and

        requirements   for   closure,  continuing  financial   responsibility,
        manifesting  of waste,  record-keeping  and   reporting,  as  well  as

        treatment  standards   for  any  hazardous  waste  intended  for  land

        disposal.



             The Company's primary  operations  involve  NOW,  which is exempt from  classification  as  a  RCRA-regulated hazardous waste.  However,

        extensive state regulatory programs  govern  the  management  of  such waste.  In  addition,  in performing other services for its customers,

        the Company is subject to  both  federal  (RCRA)  and  state  solid or hazardous  waste management regulations as contractor to the generator of such waste.



             Proposals  have  been  made  to rescind the exemption of NOW from

        regulation as hazardous waste under  RCRA.   Repeal or modification of

        this  exemption  by administrative, legislative  or  judicial  process could require the  Company to change significantly its method of doing business.  There is  no  assurance  that  the  Company  would have the capital  resources  available  to do so, or that it would be  able  to adapt its operations.



             Subtitle I of RCRA regulates  underground  storage tanks in which

        liquid  petroleum  or  hazardous substances are stored.   States  have

        similar regulations, many of which are more stringent in some respects than federal programs.  The implementing regulations require that each owner or operator of an  underground  tank  notify  a designated state agency of the existence of such underground tank, specifying  the age,

        size, type, location and use of each such tank.  The regulations  also impose  design,  construction  and  installation  requirements for new tanks,  tank  testing  and  inspection  requirements, leak  detection,

        prevention,  reporting  and  cleanup requirements,  as  well  as  tank closure and removal requirements.



             The Company has a number  of  underground  storage tanks that are subject  to  the requirements of RCRA and applicable  state  programs.

        Violators of any of the federal or state regulations may be subject to enforcement  orders  or  significant  penalties  by  the  EPA  or  the applicable state agency.  The Company is not aware of any instances in which it has incurred  liability  under  RCRA.  Cleanup costs or costs associated with changes in environmental laws  or regulations could be substantial and could have a material adverse effect on the Company.



             CERCLA.   The Comprehensive Environmental Response,  Compensation

        and Liability Act,  as  amended  in  1986,  ("CERCLA"),  provides  for immediate response and removal actions coordinated by the EPA for releases of hazardous substances into the environment and authorizes the  government,  or  private  parties,  to respond to the release  or

        threatened release of hazardous substances.   The  government may also

        order  persons  responsible for the release to perform  any  necessary cleanup. Liability  extends  to  the  present  owners and operators of waste  disposal  facilities from which a release occurs,  persons  who owned or operated such facilities at the time the hazardous substances were released, persons  who  arranged  for  disposal  or  treatment of

        hazardous   substances   and  waste  transporters  who  selected  such

        facilities for treatment or  disposal of hazardous substances.  CERCLA has been interpreted to create strict, joint and several liability for the costs of removal and remediation,  other  necessary response costs and damages for injury to natural resources.



             Among  other  things,  CERCLA  requires the EPA  to  establish  a

        National  Priorities  List  ("NPL")  of  sites   at   which  hazardous

        substances have been or are threatened to be released and that require

        investigation  or  cleanup.   The  NPL  is  constantly expanding.   In

        addition,  the  states in which the Company conducts  operations  have enacted similar laws  and  keep similar lists of sites which may be in need of remediation.



             Although Newpark primarily  handles  oilfield waste classified as

        NOW  under relevant laws, this waste typically  contains  constituents designated  by the EPA as hazardous substances under RCRA, despite the current exemption  of  NOW  from  hazardous substance  classification.

        Where the Company's operations result  in  the  release  of  hazardous substances, including releases at sites owned by other entities  where the  Company  performs  its  services,  the Company could incur CERCLA

        liability.   Previously owned businesses also  may  have  disposed  or

        arranged for disposal of hazardous substances that could result in the imposition of  CERCLA  liability  on  the  Company  in the future.  In particular, divisions and subsidiaries previously owned by the Company were involved in extensive mining operations at facilities in Utah and

        Nevada.  In addition, divisions and subsidiaries previously  owned  by

        the   Company   were  involved  in  waste  generation  and  management

        activities in numerous  states.   These activities involved substances

        that may be classified as RCRA hazardous  substances.   Any  of  those

        sites  or activities potentially could be the subject of future CERCLA damage claims.



             With the exception of the sites discussed in "Legal Proceedings -

        Environmental  Proceedings"  below,  the  Company  is not aware of any

        instances   in   which   it   has  incurred  liability  under  CERCLA.

        Nonetheless, the identification of additional sites at which clean-up action is required could subject the Company to liabilities which could have a material adverse effect on the Company.



             The Clean Water Act.  The Clean Water Act regulates the discharge

        of pollutants,  including  NOW,  into  waters.   The  Clean  Water Act

        establishes  a system of standards, permits and enforcement procedures for the discharge  of  pollutants  from industrial and municipal waste water sources.  The law sets treatment  standards  for  industries and waste  water  treatment plants and provides federal grants  to  assist municipalities  in  complying  with the new standards.  In addition to requiring permits for industrial  and  municipal  discharges  directly into  waters  of  the United States, the Clean Water Act also requires pretreatment of industrial waste water before discharge into municipal systems.  The Clean  Water  Act  gives  the  EPA  the authority to set pretreatment limits for direct and indirect industrial discharges.



             In addition, the Clean Water Act prohibits certain  discharges of oil  or hazardous substances and authorizes the federal government  to remove or arrange for removal of such oil or hazardous substances. The

        Clean Water Act also requires the adoption of the National Contingency

        Plan to  cover  removal  of such materials. Under the Clean Water Act,

        the owner or operator of a  vessel  or  facility  may  be  liable  for penalties  and  costs incurred by the federal government in responding to a discharge of oil or hazardous substances.



             The Company  treats and discharges waste waters at certain of its facilities. These activities  are  subject  to the requirements of the

        Clean   Water  Act  and  federal  and  state  enforcement   of   these

        regulations.



             The  EPA Region 6 Outer Continental Shelf ("OCS") permit covering oil and gas  operations  in federal waters in the Gulf (seaward of the

        Louisiana and Texas territorial  seas)  was reissued in November, 1992 and modified in December, 1993.  This permit includes  stricter limits for oil and grease concentrations in produced waters to be discharged.

        These  limits  are  based  on  the  Best Available  Treatment  ("BAT")

        requirements  contained  in  the  Oil  and  Gas  Offshore  Subcategory national guidelines which were published  March  3,  1993.  Additional requirements  include toxicity testing and bioaccumulation  monitoring studies of proposed discharges.

             EPA Region  6,  which includes the Company's market, continues to issue new and amended  National Pollution Discharge Elimination System

        ("NPDES")   general   permits    further   limiting   or   restricting

        substantially all discharges of produced  water  from  the Oil and Gas

        Extraction  Point  Source  Category into Waters of the United  States.

        These permits include:



        1)   Onshore subcategory permits  for  Texas,  Louisiana, Oklahoma and

        New Mexico issued in February, 1991 (56 Fed. Reg.  7698).  This permit completely prohibits the discharge of drilling fluids, drill cuttings,

        produced water or sand, and various other oilfield wastes generated by onshore  operations  into waters of the U.S.  This provision  has  the effect of requiring that most oilfield wastes follow established state disposal programs.



        2)   Permits for produced  water  and  produced  sand  discharges into coastal waters of Louisiana and Texas issued on January  9,  1995  (60

        Fed. Reg. 2387).  Coastal means "any water landward of the territorial seas... or any wetlands adjacent to such waters".  All such discharges must cease by January 1, 1997.



        3)   The  Outer Continental Shelf (OCS) permit for the western Gulf of

        Mexico, covering  oil and gas operations in federal waters (seaward of the Louisiana and Texas  territorial  seas)  was  reissued in November

        1992  and modified in December 1993.  It is expected  to  be  combined with an OCS general permit covering new sources at its next revision.



        4)   Permits  for  the  territorial  seas  of Louisiana and Texas were

        scheduled  to  be  proposed in the spring of 1995.   The  most  recent

        information from the  EPA  indicates the permits should be proposed in the  spring  of  1996.  The territorial  seas  part  of  the  Offshore

        Subcategory begins at the line of ordinary low water along the part of the coast which is  in  direct  contact with the open sea, and extends out three nautical miles.  These  permits  will  cover  both  existing sources  and  new sources.  All discharges in state waters must comply with any more stringent  requirements  contained  in  Louisiana  Water

        Quality Regulations, LAC 33.IX.7.708.



             The  combined  effect  of  all  these  regulations  will  closely approach a "zero discharge standard" affecting all waters except those of  the OCS.  The Company and many industry participants believe  that these  permits may ultimately lead to a total prohibition of overboard discharge in the Gulf of Mexico.

             The Clean Air Act.  The Clean Air Act provides for federal, state

        and  local   regulation  of  emissions  of  air  pollutants  into  the

        atmosphere.  Any  modification  or  construction  of  a  facility with regulated  air  emissions must be a permitted or authorized  activity.

        The Clean Air Act provides for administrative and judicial enforcement against  owners  and  operators  of  regulated  facilities,  including

        substantial penalties.   In  1990,  the Clean Air Act was reauthorized

        and amended, substantially increasing  the scope and stringency of the

        Clean Air Act's regulations.  The Clean Air Act has very little impact on the Company's operations.



             Oil  Pollution  Act  of  1990.  The Oil  Pollution  Act  of  1990

        contains  liability provisions for  cleanup  costs,  natural  resource

        damages  and   property   damages   as  well  as  substantial  penalty

        provisions.  The OPA also requires double hulls on all new oil tankers and barges operating in waters subject  to  the  jurisdiction  of  the

        United  States.   All  marine  vessels operated by the Company already

        meet this requirement.



             State Regulation.  In 1986,  the  Louisiana Department of Natural

        Resources promulgated Order 29-B.  Order 29-B contains extensive rules

        governing  pit  closure  and  the  generation,   treatment,   storage,

        transportation and disposal of NOW.  Under Order 29-B, onsite disposal of  NOW  is  limited and is subject to stringent guidelines.  If these guidelines cannot  be  met,  NOW  must  be transported and disposed of offsite in accordance with the provisions  of  Order  29-B.  Moreover,

        under Order 29-B, most, if not all, active waste pits must  be  closed or modified to meet regulatory standards; those pits that continue  to be  allowed may be used only for a limited time.  A material number of these  pits  may  contain  sufficient concentrations of NORM to become

        subject to regulation by the  DEQ.   Rule  8  of  the  Texas  Railroad

        Commission also contains detailed requirements for the management  and disposal  of  NOW  and  Rule 94 governs the management and disposal of

        NORM.  In addition, the  Texas Legislature recently enacted a law that has established an Oilfield  Cleanup  Fund  to  be administered by the

        Texas Railroad Commission to plug abandoned wells  if  the  Commission deems  it  necessary to prevent pollution, and to control or clean  up certain oil and gas wastes that cause or are likely to cause pollution of surface or subsurface water.



             The Railroad  Commission  of  Texas  Rule 91 (16 TAC 3.91) became effective November 1, 1993.  This rule regulates the cleanup of spills of crude oil and gas exploration and production  activities  including transportation  by  pipeline.  In general, contaminated soils must  be remediated to oil and grease content of less than 1%.

             Many states maintain  licensing and permitting procedures for the construction and operation of facilities that emit pollutants into the

        air.   In Texas, the Texas Natural  Resource  Conservation  Commission

        (the "TNRCC")  requires companies that emit pollutants into the air to apply for an air permit or to satisfy the conditions for an exemption.

        The Company has  obtained  certain air permits and believes that it is exempt from obtaining other  air  permits  at its facilities including its Port Arthur, Texas, NOW processing facility.  The Company met with

        the  TNRCC  and  filed  for  an  exemption  in  the fall of  1991.   A

        subsequent renewal letter was filed in 1995.  Based  upon its feedback from  the TNRCC, the Company expects that it will continue  to  remain exempt.  However,  should  it  not remain exempt, the Company believes that any remedial actions that the  TNRCC  may  require with regard to non-exempt air emissions would not have a material  adverse  effect on the financial position or operation of the Company.



             Other  Environmental  Laws.   Newpark  may  be  subject  to other

        federal  and  state  environmental  protection laws, including without limitation,  the  Toxic Substances Control  Act,  the  Surface  Mining

        Control and Reclamation  Act  ("SMCRA")  and the Super Fund Amendments

        and  Reauthorization  Act,  including  the  Emergency   Planning   and

        Community  Right-To-Know-Act.   In  particular,  SMCRA  established  a

        nationwide program to regulate surface mining and reclamation, and the surface  effects  of  underground  mining.  It sets strict reclamation standards and a mandatory enforcement  system.  While the Company does

        not   currently   conduct   mining   activities,   SMCRA   reclamation

        responsibility and corresponding state regulatory programs could apply to any of the facilities in which the  Company  participated in mining activities  in  the past.In addition, the Company is  subject  to  the

        Occupation  Safety  and  Health  Act  that  imposes  requirements  for employee safety  and  health  and applicable state provisions adopting

        worker health and safety requirements.   Moreover, it is possible that

        other  developments,  such  as  increasingly  stricter  environmental,

        safety  and  health  laws,  and  regulations and enforcement  policies thereunder, could result in substantial  additional  regulation of the

        Company and  could subject to further scrutiny the Company's handling,

        manufacture, use or disposal of substances or pollutants.  The Company cannot predict the extent to which its operations may  be  affected by future  enforcement  policies  as  applied to existing laws or by  the enactment of new statutes and regulations.

        Risk Management



             The Company's business exposes  it  to  substantial  risks.   For

        example,  the  Company's  environmental services routinely involve the handling, storage and disposal of nonhazardous regulated materials and waste, and in some cases, handling  of  hazardous  regulated materials and waste for its customers which are generators of  such  waste.  The

        Company could be held liable for improper cleanup and disposal,  which liability  could  be based upon statute, negligence, strict liability,

        contract or otherwise.  As  is common in the oil and gas industry, the

        Company often is required to  indemnify  its customers or other third-

        parties against certain risks related to the services performed by the

        Company, including damages stemming from environmental contamination.



             The Company has implemented various procedures designed to ensure compliance with applicable regulations and  reduce  the risk of damage or loss.  These include specified handling procedures  and  guidelines for regulated waste, ongoing training and monitoring of employees  and maintenance of its insurance coverage.



             The  Company  carries  a  broad range of insurance coverages that management considers adequate for  the  protection  of  its assets and operations.  This  coverage  includes general liability, comprehensive property damage, workers' compensation and other coverage customary in its industries; however, this insurance is subject to coverage limits.

        The Company could be materially  adversely affected by a claim that is

        not  covered or only partially covered  by  insurance.   There  is  no

        assurance that insurance will continue to be available to the Company,

        that the  possible  types  of  liabilities that may be incurred by the

        Company will be covered by its insurance, that the Company's insurance carriers will meet their obligations or that the dollar amount of such liabilities will not exceed the Company's policy limits.

        ITEM 2.  Properties

        Lease of Principal Facilities

             With few exceptions, the Company leases its principal facilities and certain equipment.

             Newpark's corporate offices in Metairie, Louisiana, are occupied at an annual rental of approximately $127,000 under a lease expiring in December 1997.

             Its NOW processing facility in Port Arthur, Texas, is occupied at a current annual rental of $168,000 under a lease of which the Company entered, during 1995, the first of three 4-year renewal options. The facility, which is located on 2.9 acres near the Intracoastal Waterway, was constructed by the landowner to the Company's specifications  beginning  late  in 1990 and began operations  in  mid
        1991.

             The Company's NORM processing facility is also located in Port Arthur, Texas on 3.0 acres of leased land adjacent to the NOW facility. Annual property rentals are currently $37,000. The lease expires in July of 1997 and has two 5-year renewal options available. The Company constructed the processing facility during 1994.

             The Company owns two injection disposal sites in Jefferson County, Texas, one on 50 acres of land and the other on 400 acres. Seven wells are currently operational at these sites.

             The Company maintains a fleet of forty-two barges of which twenty-one are owned by the Company, fifteen are on daily rental agreements, six are under 10-year lease terms, and four are under 7-year terms. The barges are used to transport waste to processing stations and are certified for this purpose by the U. S. Coast Guard. Annual rentals under the barge leases totaled approximately $1,500,000 during 1995.

             Additional facilities are held under short-term leases with annual rentals aggregating approximately $800,000 during 1995. The Company believes that its facilities are suitable for their respective uses and adequate for current needs.

             The Company owns property leased to others and used as a marine repair facility occupying approximately 23 acres on an island in the Houston Ship Channel. In December 1993, the property was leased to a third party that also obtained the option to purchase the facility as part of the lease agreement. Early in 1994, the Company entered into a new financing of the property.

             The Company also owns 80 acres occupied as a sawmill facility near Batson, Texas. The Company believes this facility is adequate for current production needs.

        ITEM 3.  Legal Proceedings

            Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters should not have a material effect on Newpark's consolidated financial statements.


        Environmental Proceedings

            In the ordinary course of conducting its business, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels, as well as private party actions. Pending proceedings that may involve liability for violation of environmental matters are described below. The Company believes that none of these matters involves material exposure. There is no assurance, however, that such exposure does not exist or will not arise in other matters relating to the Company's past or present operations.

            The Company was identified by the EPA as a minor or "de minimus" contributor of waste to a disposal site requiring cleanup under CERCLA, as amended in 1986. That facility, the French Limited site, located in Southeast Texas, is currently undergoing a voluntary cleanup by those parties identified as waste contributors. Five related private party suits have been filed against the Company and the other potentially responsible parties at the French Limited site. The Company has settled its potential liability in four of those suits. Management does not anticipate that the outcome of the remaining suit will have a material adverse impact upon the Company, and anticipates either a nominal settlement or dismissal from the action.

            The  Company has been identified  by  the  EPA  as  a  potentially responsible party in two other CERCLA actions, based on its contribution of oilfield waste to three disposal sites. In the first case, the Company was the largest volume contributor of waste to the Disposal Services, Inc. Clay Point site, located in southern Mississippi. The Company has resolved its liability by its voluntary participation in a consent decree with the EPA, and payment of $158,900 in 1992 as its pro rata share of the removal costs. Two other facilities operated by the same company, the Lee Street and Woolmarket sites, are not subject to any enforcement action by a federal regulatory agency, and the EPA has specifically declined pursuing an action for remediation of these two facilities. However, the Mississippi Department of Environmental Quality is overseeing a continued, voluntary cleanup at the three sites.

            In the second CERCLA action, the Company has taken the position that it has been incorrectly identified by the EPA as a potentially responsible Ode minimus' party for the cleanup of an abandoned oilfield site in Louisiana referred to as the PAB site. The Company settled its potential liability on a "de minimus" buy-out.

            The Company has been identified as one of 600 contributors of material to the MAR Services facility, a state voluntary cleanup site. Because the Company delivered only processed solid meeting the requirements of Louisiana Statewide Executive Order 29-B to the site, it does not believe it has material financial liability for the site cleanup cost. The Louisiana Department of Environmental Quality is overseeing voluntary cleanup at the site.

            Recourse against its insurers under general liability insurance policies for reimbursement of cost and expense in the foregoing CERCLA actions is uncertain as a result of conflicting court decisions in similar cases. In addition, certain insurance policies under which coverage may be afforded contain self-insurance levels that may exceed the Company's ultimate liability.

            The Company believes that any liability incurred in the foregoing matters will not have a material adverse effect on the Company's consolidated financial statements. However, a material adverse outcome in any of the foregoing matters could have an adverse effect on the Company.


        ITEM 4.  Submission of Matters to a Vote of Shareholders



             None

                                       PART II

        ITEM 5.  Market   for  the  Registrant's  Common  Equity  and  Related
        Stockholder Matters

             Newpark's common stock traded on The Nasdaq Stock Market under the symbol "NPRS" through December 5, 1995, and commenced trading on the New York Stock Exchange on December 6, 1995 under the symbol "NR".

             The following table sets forth the range of the high and low sales prices for the periods indicated.


               Period                                 High      Low

          1994

          1st Quarter                                $14.50    $ 8.25
          2nd Quarter                                $16.75    $13.50
          3rd Quarter                                $19.75    $15.75
          4th Quarter                                $25.00    $18.25


          1995

          1st Quarter                                $26.00    $14.75
          2nd Quarter                                $24.25    $20.25
          3rd Quarter                                $23.25    $17.00
          4th Quarter                                $22.86    $15.50

             At December 31, 1995, the Company had 4,230 stockholders of record. Newpark paid a 5% stock dividend on the Common Stock on December 30, 1995 to shareholders of record on November 30, 1995.

        ITEM 6.  SELECTED FINANCIAL DATA

        selected consolidated financial information

             The following tables set forth selected consolidated financial information with respect to Newpark for the five years ended December 31, 1995. The selected consolidated financial information for the five years ended December 31, 1995 is derived from the audited consolidated financial statements of Newpark. Information with respect to this item can also be found in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Notes to Consolidated Financial Statements."


             For information regarding dispositions, see "Note B. Discontinued Operations," in the "Notes to Consolidated Financial Statements."

                                                                  Years Ended December 31,
                                             ____________________________________________________________
                                                 1995        1994        1993         1992        1991
                                             ____________________________________________________________
                                                       (Dollars in thousands, except Per Share data)

          Consolidated Statements of Income
             Data:

          Revenues                           $  97,982  $   79,632  $  56,330  $    49,457  $    44,635
          Cost of services provided             64,467      56,259     42,581       36,860       34,703
          Operating costs                        9,414       7,277      6,557        5,519        3,799
          General and administrative expenses    2,658       3,231      2,129        1,963        1,305
          Provision for uncollectible accounts
             and notes receivable                  463        974         671          154           94
                                              ________   ________    ________   __________   __________
          Operating income from continuing
             operations                         20,980     11,891       4,392        4,961        4,734
          Interest income                         (183)       (78)        -            (18)         (47)
          Interest expense                       3,740      2,660       1,274          847        1,562
          Non-recurring expense                    436         -           -           -            -
          Financial restructure costs              -           -           -           -            155
                                              ________   ________    ________   __________   __________
          Income from continuing operations
             before provision for income taxes  16,987      9,309       3,118        4,132        3,064
          Provision (benefit) for income taxes   4,751        (85)     (1,670)          51           73
                                              ________   ________    ________   __________   __________
          Income from continuing operations     12,236      9,394       4,788        4,081        2,991
          Income (loss) from discontinued
            operations                             -          -        (2,366)       1,205          877
                                              ________   ________    ________   __________   __________
          Income before extraordinary items     12,236      9,394       2,422        5,286        3,868
          Extraordinary items                      -           -           -           -          1,365
                                              ________   ________    ________   __________   __________
          Net income                          $ 12,236  $   9,394   $   2,422    $   5,286   $    2,503
                                              ========   ========    ========   ==========   ==========

          Income (loss):
             Continuing operations            $   1.16  $     .90   $     .49    $     .43   $      .46
             Discontinued operations               -          -          (.24)         .12          .13
             Extraordinary items                   -          -            -            -          (.21)
                                              ________   ________    ________   __________   __________
          Net income per common share         $   1.16  $     .90   $     .25    $     .55   $      .38
                                              ========   ========    ========   ==========   ==========
          Weighted average shares outstanding   10,568     10,422       9,690        9,564        6,521
                                              ========   ========    ========   ==========   ==========






                                                                    December 31,
          _____________________________________________________________________________________________
          (In thousands)                        1995        1994       1993         1992         1991
          _____________________________________________________________________________________________
          Consolidated Balance Sheet Data:
          Working capital                     $ 32,108  $  13,585   $   5,361    $   4,900   $   12,121
          Total assets                         152,747    110,756      90,316       75,478       53,454
          Short-term debt                        7,911     10,032      14,928       12,212        1,377
          Long-term debt                        46,724     28,892      12,446       10,432        3,774
          Shareholders' equity                  77,518     63,699      53,353       45,658       40,239


        ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion of the Company's financial condition, results of operations, liquidity and capital resources should be read in conjunction with the "Consolidated Financial Statements" and the "Notes to Consolidated Financial Statements" included elsewhere in this report.

        Overview

             Since 1990, Newpark has concentrated on expanding and further integrating its environmental service capabilities. The Company has made several acquisitions to extend its integrated environmental services into the Texas Gulf Coast region. During 1991, the Company completed a NOW processing plant and in 1993 opened its first injection well facility for underground disposal of NOW. During 1994, Newpark obtained a permit to process NORM waste for disposal and thus became a participant in the NORM disposal business.

             In 1994, the Company began to offer temporary worksite installation and mat rental services utilizing its proprietary prefabricated mat system outside of the oil and gas industry in connection with pipeline construction, electrical power distribution and highway construction projects, in environmentally sensitive "wetlands" and other areas where unstable soil conditions exist.

             The Baker-Hughes Rotary Rig Count has historically been viewed as the most significant single indicator of oil and gas drilling activity in the domestic market. In 1993, the United States rig count averaged 754 rigs in operation, and increased to 774 in 1994. In 1995, the rig count averaged 723, the second lowest on record since the advent of the indicator in the early 1940's.

             Newpark's key market area  includes the (i) South Louisiana Land,
        (ii) Texas Railroad Commission Districts 2 and 3, (iii) Louisiana and Texas Inland Waters and (iv) the Offshore Gulf of Mexico rig count measurement areas. The rig count trend in the Company's primary market has tracked these national trends as set forth in the table below:


                                    1995    1994   1993        1Q95    2Q95   3Q95   4Q95
                                    ____    ____   ____        ____    ____   ____   ____
        U.S. Rig Count               723     774    754         705     677    745    765
        Newpark's key market         195     202    176         191     187    201    199
        Newpark's key market
          to total                  27.0%   26.1%  23.3%       27.1%  27.6%   27.0%  26.0%

             Management believes that the improved natural gas drilling activity, as evidenced by the rig count in its key market, was an important factor which allowed a trend of increasing prices in its site preparation and mat rerental business to continue through 1994. The upward trend in pricing abated with the decline in the rig count within the Company's key market during 1995.

             Despite this decline in rig activity, the volume of waste received by Newpark increased at a compound rate of 44% from 1993 to 1995, primarily due to: (i) the recovery of the remediation market following implementation of NORM regulations; and, (ii) new, more stringent regulations governing the discharge of drilling and production waste in the coastal and inland waters and in the offshore Gulf of Mexico. Since 1993, the total volume of waste in Newpark's key market has grown at a compound rate of 24% for the same reasons.

             The Company's financial statements do not include any provision for possible contingent liabilities, such as liability for violation of environmental laws or other risks noted under "Business - Risk Management." To the best of the Company's knowledge, it has conducted its business in compliance with applicable laws and, except as noted under "Legal Proceedings," is not involved in any material litigation with respect to violations of such laws.

        Results of Operations

             The following table represents revenue by product line, for each of the three years ended December 31, 1995, 1994 and 1993. The product line data has been reclassified from prior years' presentation in order to more effectively distinguish the offsite waste processing and mat rental services, in which the Company maintains certain proprietary advantages, from its other service offerings.

                                                       Years Ended December 31,
                                                        (Dollars in thousands)

                                                1995              1994              1993
                                          ______________    _______________   _______________
           Revenues by product line:
             Offsite waste processing     31,126    31.8%   $ 20,738   26.0%  $ 11,354   20.2%
             Mat rental services          30,775    31.4      23,048   28.9     21,042   37.4
             General oilfield services    14,511    14.8      13,452   16.9     11,358   20.1
             Wood product sales           12,609    12.9      13,105   16.5      7,947   14.1
             Onsite environmental
               management                  7,361     7.5       7,689    9.7      4,629    8.2
             Other                         1,600     1.6       1,600    2.0          -      -
                                         _______   _____    ________  _____   ________  _____
                  Total revenues         $97,982   100.0%   $ 79,632  100.0%  $ 56,330  100.0%
                                         =======   =====    ========  =====   ========  =====

        Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

        Revenues

             Total revenues increased to $98.0 million in 1995 from $79.6 million in 1994, an increase of $18.4 million or 23.0%. The components of the increase by product line are as follows: (i) offsite waste processing revenues increased $10.4 million, as NOW revenue increased $5.5 million, due almost exclusively to additional volume, and NORM processing revenue increased to $6.0 million on approximately 70,000 barrels in 1995 from $1.2 million and 15,000 barrels in 1994; (ii) mat rental revenue increased $7.7 million, or 34% due to two factors: (a) increased volume installed at similar pricing compared to the prior year, and, (b) an increase in revenues from extended rerentals of $3.6 million resulting from the longer use of sites, consistent with the trend toward deeper drilling. The size of the average location installed in 1995 grew 17% from the prior year, primarily the result of the trend toward deeper drilling in more remote locations, requiring larger sites to accommodate increased equipment and supplies on the site; (iii) general oilfield service revenue increased $1.1 million or 7.9%. The increase resulted primarily from the increased level of site preparation work incident to the rental of mats in the oilfield segment of that business; (iv) onsite environmental management service revenue declined approximately $300,000 or 4% with the reduced level of current drilling-related projects more than offsetting increased activity in the remediation of old sites; and (v) revenue from wood product sales decreased approximately $500,000 due in part to production inefficiency during the start-up of a new processing line and the inclusion of a large non-recurring order in prior year revenue.

        Operating Income from Continuing Operations

             Operating income from continuing operations increased by $9.1 million or 76.4% to total $21.0 million in the 1995 period compared to $11.9 million in the prior year, representing an improvement in operating margin to 21.4% in 1995 compared to 14.9% in 1994.

             Primary components of the increase included: (i) approximately $2.9 million related to the effect of volume increases in both NOW and NORM processing; (ii) $3.6 million from increased mat rerentals, and,
        (iii) $1.3 million resulting from the increase in the volume of mats rented, to approximately 220 million board feet compared to 157 million in 1994, at similar margins, and, (iv) an approximate $200,000 increase in operating profit on better gross margin mix from wood product sales.

             The decline of $573,000 in general and administrative expenses reflects, primarily, the impact of approximately $600,000 of prior year charges for legal costs incurred in an appeal of an expropriation matter. Additionally, the provision for uncollectible accounts was $511,000 less in the 1995 period as compared to the 1994 period.

        Interest Expense

             Interest  expense increased to $3.7 million  in  1995  from  $2.7 million in 1994. The increase is a result of an increase in borrowings, proceeds of which were used to fund continued additions to productive capacity, including the Company's waste processing facilities, its prefabricated board road mats, and additions to inventory, primarily at the sawmill facility.

        Non-recurring Expense

             Results for the current period include $436,000 of non-recurring cost associated with a proposed merger which was not completed.

        Provision for Income Taxes

             During 1995, the Company recorded an income tax provision of $4.8 million equal to 28% of pre-tax income. While the Company's net operating loss carryforwards remain to be used for income tax return purposes, for financial reporting purposes, substantially all of the remaining net operating loss and tax credit carryforwards applicable to federal taxes were recognized in the first half of the year, which reduced the effective tax rate for that portion of the year. During 1994, the Company recorded a tax benefit of $85,000 as a result of the availability of net operating loss carryforwards.

        Net Income

             Net income increased by $2.8 million or 30% to $12.2 million in 1995 compared to $9.4 million in 1994.


        Year Ended December 31,  1994 Compared to Year Ended December 31, 1993

        Revenues

             Total revenues increased from $56.3 million in 1993 to $79.6 million in 1994, an increase of $23.3 million or 41.4%. Components of the increase by product line included: (i) a $9.4 million increase in offsite waste processing, composed of (a) an increase of $8.2 million the result of a 72.5% increase in the number of barrels of NOW waste received, which grew to 2.3 million in 1994 from 1.3 million in 1993; and (b) $1.2 million from NORM processing which began in the fourth quarter of 1994; (ii) an increase of $5.2 million of wood product sales revenue due to an increase in the total tonnage of products sold at similar pricing; (iii) a $3.0 million increase in onsite environmental management revenue reflecting the recovery of this market during 1994 once definitive NORM regulations were effected in both Louisiana and Texas. A total of 355,000 barrels of remediation waste was handled in 1994 compared to only 22,000 in 1993; (iv) a $2.0 million increase in mat rental revenue, the net effect of a 29% increase in average pricing to approximately $93 per thousand board feet installed and a 4% decline in total volume to 157 million board feet in 1994 compared to 164 million board feet in 1993; and, (v) an increase of approximately $2.1 million in general oilfield service revenue, which primarily reflects the increased site construction services related to the increased volume of mats installed on customer's sites. Other revenue included $1.6 million in 1994 from the lease of the facility formerly operated as a marine repair yard in Houston, Texas.

        Operating Income from Continuing Operations

             Operating income from continuing operations increased $7.5 million from $4.4 million or 7.8% of revenue in 1993 to $11.9 million or 14.9% of revenue in the current period. Factors contributing to the increase included: (i) a $3.1 million increase in operating income from offsite waste processing, of which approximately $600,000 relates to receipt of 14,711 barrels of NORM waste, solely during the fourth quarter of 1994, with the remainder attributable to increased volume and substantially unchanged profit contribution per barrel of NOW processed; (ii) $2.7 million from increased mat rental revenue, (iii) a $2.5 million increase resulting from the increase in the volume of mats rented; and, (iv) a profit of approximately $800,000 (before related interest expense) from the lease of the Company's former marine repair facility; net of (v) a $258,000 decrease in operating income from wood products sales due to higher inventory costs relative to 1993; (vi) a $1.1 million increase in general and administrative expenses and (vii) a $300,000 increase in the provision for uncollectible accounts and notes receivable.

             General and administrative expenses as a proportion of revenue rose to 4.1% in 1994 from 3.8% in 1993, while rising in total by $1.1 million to $3.2 million in 1994 from $2.1 million in 1993. The principal items associated with the increase included a charge for legal costs of approximately $600,000 incurred due to the appeal of an expropriation matter and a $130,000 provision for additional franchise taxes, as a result of a recently completed audit.

        Interest Expense

             Interest expense increased $1.4 million to $2.7 million in 1994 compared to $1.3 million in 1993, as the Company added approximately $17.5 million in net borrowings to finance new and existing facilities and equipment during 1994.

        Income from Continuing Operations

             Income from continuing operations increased 96.2% or $4.6 million to $9.4 million in the 1994 period from $4.8 million in the 1993 period.

        Provision for Income Taxes

             During 1994, the Company recorded a net deferred tax benefit of $200,000 as a result of recognizing the future benefit of the income tax carryforwards available to offset the estimated future earnings (See "Note F. Income Taxes", in the "Notes to Consolidated Financial

        Statements").   The net deferred tax benefit was partially  offset  by
        current tax expense of $115,000.

        Net Income

             Net income increased to $9.4 million in 1994 from $2.4 million in 1993, an increase of $7.0 million or 288% equal to 29.9% of incremental revenues.

        Liquidity and Capital Resources

             The Company's working capital position increased by $18.5 million during the year ended December 31, 1995. Key working capital data is provided below:

                                               Year Ended December 31,
                                               ______________________
                                                 1995           1994
                                                 ____           ____
                Working Capital (000's)        $32,108        $13,585
                Current Ratio                      2.3            1.8

             During 1995, the Company's working capital needs were met primarily from operating cash flow.

             Throughout 1995, the company invested heavily to provide future capacity within key product lines. These improvements included addition of two additional injection wells and a grinding mill at the Big Hill plant, construction of a new injection facility which includes two injection wells at the Fannett site, construction of a bulk waste unloading facility adjacent to the existing Port Arthur plants, and additions to its inventory of rental mats in the domestic market and in the expansion into Venezuela. As a result of these asset additions, long term debt increased to $46.7 million at year end, representing 36.3% of total long-term capital. A total of $43.4 million of the debt was funded within a $50 million commitment which was completed during the second quarter of the year.

             On June 29, 1995, the Company entered into a new credit agreement with a group of three banks, providing a total of up to $50 million of term financing. This facility included the refinancing of $25 million of existing debt amortized over a five year term. At the Company's option, these borrowings bear interest at either a specified prime rate or LIBOR rate, plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow.

             In addition, up to $25 million is available under a revolving line of credit which matures December 31, 1998. Availability under this facility is tied to the level of the Company's accounts receivable and certain inventory. Advances under the line bear interest, at the Company's option, at either a specified prime rate or the LIBOR rate, plus a spread calculated quarterly based upon the ratio of the Company's funded debt to cash flow; interest is payable monthly. At December 31, 1995, $6.3 million of letters of credit were issued and outstanding within the facility and $18.4 million had been borrowed. The credit agreement requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. The Company was in compliance with the agreement at December 31, 1995.

             Subsequent to December 31, 1995, the banks providing the credit facility approved an increase of $10 million in the term note portion of the facility, which will be used initially to reduce borrowings on the revolving line of credit of the credit facility.

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

        Deferred Tax Asset

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This standard requires, among other things, recognition of future tax benefits measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax basis of assets and liabilities and to tax net operating loss and credit carryforwards to the extent that realization of such benefits is more likely than not. The Company has provided a valuation allowance ($236,000 at December 31, 1995) for deferred tax assets which cannot be realized through future reversals of existing taxable temporary differences. Management believes that remaining deferred tax assets ($10,450,000 at December 31, 1995) are realizable through reversals of existing taxable temporary differences. Management will continue to assess the adequacy of the valuation allowance on a quarterly basis.

        Item 8.  Financial Statements and Supplementary Data

        INDEPENDENT AUDITORS' REPORT

        The Board of Directors and Shareholders
        Newpark Resources, Inc.

        We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule for the years ended December 31, 1995, 1994 and 1993 listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Newpark Resources, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the years ended December 31, 1995, 1994 and 1993, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


        DELOITTE & TOUCHE LLP

        New Orleans, Louisiana
        March 1, 1996
                                        41


Newpark Resources, Inc.
Consolidated Balance Sheets
December 31
_______________________________________________________________________________
(In thousands, except share data)                      1995                1994
_______________________________________________________________________________




ASSETS
Current assets:
  Cash and cash equivalents                $          1,018    $          1,404
  Accounts and notes receivable, less
    allowance of $768 in 1995 and
    $455 in 1994                                     39,208              21,450
  Inventories                                        11,996               7,099
  Other current assets                                4,088               1,544
                                                    _______             _______
          Total current assets                       56,310              31,497


Property, plant and equipment, at cost,
  net of accumulated depreciation                    85,461              67,630
Cost in excess of net assets of purchased
  businesses, net of accumulated amortization         4,340               4,403
Deferred tax assets                                       -               2,271
Investment in joint venture                           1,094                   -
Other assets                                          5,542               4,955
                                                    _______             _______
                                           $        152,747    $        110,756
                                                    =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                            $            169    $          1,796
  Current maturities of long-term debt                7,742               8,236
  Accounts payable                                   11,664               5,022
  Accrued liabilities                                 3,462               2,858
  Current taxes payable                               1,165                   -
                                                    _______             _______
          Total current liabilities                  24,202              17,912


Long-term debt                                       46,724              28,892
Other non-current liabilities                           285                 253
Deferred taxes payable                                4,018                   -
Commitments and contingencies (Note J.)                   -                   -

Shareholders' equity:
  Preferred Stock, $.01 par value,
    1,000,000 shares authorized, no
    shares outstanding                                    -                   -
  Common Stock, $.01 par value,
    20,000,000 shares authorized,
    10,634,177 shares outstanding
    in 1995 and 10,485,074 in 1994                      105                  99
  Paid-in capital                                   144,553             134,252
  Retained earnings (deficit)                       (67,140)            (70,652)
                                                    _______             _______
          Total shareholders' equity                 77,518              63,699
                                                    _______             _______
                                           $        152,747    $        110,756
                                                    =======             =======



             See accompanying Notes to Consolidated Financial Statements.

                                        42


Newpark Resources, Inc.
Consolidated Statements of Income
Years Ended December 31
_________________________________________________________________________________________________
(In thousands, except per share data)             1995                1994                1993
_________________________________________________________________________________________________

Revenues                              $         97,982    $         79,632    $         56,330

Operating costs and expenses:
  Cost of services provided                     64,467              56,259              42,581
  Operating costs                                9,414               7,277               6,557
                                               _______             _______             _______
                                                73,881              63,536              49,138

General and administrative expenses              2,658               3,231               2,129
Provision for uncollectible accounts
  and notes receivable                             463                 974                 671
                                               _______             _______             _______
Operating income from continuing
  operations                                    20,980              11,891               4,392
Interest income                                   (183)                (78)                  -
Interest expense                                 3,740               2,660               1,274
Non-recurring expense                              436                   -                   -
                                               _______             _______             _______
Income from continuing operations
  before provision for income taxes             16,987               9,309               3,118
Provision (benefit) for income taxes             4,751                 (85)             (1,670)
                                               _______             _______             _______
Income from continuing operations               12,236               9,394               4,788
Loss from discontinued operations                    -                   -              (2,366)
                                               _______             _______             _______
Net income                            $         12,236    $          9,394    $          2,422
                                               =======             =======             =======


Weighted average shares outstanding             10,568              10,422               9,690
                                               =======             =======             =======


Income (loss) per common share:
  Continuing operations               $           1.16    $           0.90    $           0.49
  Discontinued operations                            -                   -               (0.24)
                                               _______             _______             _______
  Net income                          $           1.16    $           0.90    $           0.25
                                               =======             =======             =======


               See accompanying Notes to Consolidated Financial Statements.

                                        43

Newpark Resources, Inc.
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 1993, 1994 and 1995
_________________________________________________________________________________________________________________
                                                                                 Retained
                                          Common              Paid-In            Earnings
(In thousands)                             Stock              Capital            (Deficit)             Total
_________________________________________________________________________________________________________________
Balance, January 1, 1993            $             91    $        128,035    $        (82,468)   $         45,658

  Employee stock options                           -                 136                   -                 136
  Stock sale                                       7               5,130                   -               5,137
  Net income                                       -                   -               2,422               2,422
                                     ____________________________________________________________________________

Balance, December 31, 1993                        98             133,301             (80,046)             53,353

  Employee stock options                           1                 950                   -                 951
  Other                                            -                   1                   -                   1
  Net income                                       -                   -               9,394               9,394
                                     ____________________________________________________________________________

Balance, December 31, 1994                        99             134,252             (70,652)             63,699

  Employee stock options                           1               1,582                   -               1,583
  Stock dividend                                   5               8,719              (8,724)                  -
  Net income                                       -                   -              12,236              12,236
                                     ____________________________________________________________________________


Balance, December 31, 1995          $            105    $        144,553    $        (67,140)   $         77,518
                                     ============================================================================


               See accompanying Notes to Consolidated Financial Statements.



Newpark Resources, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31
________________________________________________________________________________________________________________________
(In thousands)                                                      1995                   1994                   1993
________________________________________________________________________________________________________________________

Cash flows from operating activities:
Net income                                              $         12,236       $          9,394       $          2,422
Adjustments to reconcile net income
  to net cash provided by
  continuing operations:
  Depreciation and amortization                                    9,967                  7,370                  5,929
  Provision for doubtful accounts                                    463                    974                    671
  Provision (benefit) from deferred
    income taxes                                                   3,217                   (200)                (1,700)
  Loss (gain) on sales of assets                                      80                     (9)                  (237)
Change in assets and liabilities
  net of effects of acquisitions:
  Increase in accounts and notes
    receivable                                                   (17,129)                (3,723)                (2,513)
  (Increase) decrease in inventories                              (4,897)                   739                 (3,418)
  Increase in other assets                                        (1,536)                (1,839)                  (211)
  Increase (decrease) in accounts payable                          2,577                   (677)                   282
  Increase (decrease) in accrued
    liabilities and other                                          2,096                   (937)                 1,413
                                                                ________              _________              _________
        Net cash provided by operating
          activities                                               7,074                 11,092                  2,638
                                                                ________              _________              _________
Cash flows from investing activities:
  Capital expenditures                                           (23,989)               (23,149)                (9,690)
  Disposal of property, plant and equipment                          564                     97                    124
  Investment in joint venture                                     (1,094)                     -                      -
  Payments received on notes receivable                              249                     30                    144
  Advances on notes receivable                                      (227)                (1,000)                     -
  Proceeds from sale of net assets of
    discontinued operations                                            -                    661                      -
  Other                                                                -                      -                    (79)
  Decrease in net assets of discontinued
    operations                                                         -                      -                    722
                                                                ________              _________              _________
        Net cash used in investing activities                    (24,497)               (23,361)                (8,779)
                                                                ________              _________              _________

Cash flows from financing activities:
  Net borrowings on lines of credit                               20,796                    492                  1,720
  Principal payments on notes payable,
    capital lease obligations and
    long-term debt                                               (20,170)               (10,109)                (4,825)
  Proceeds from issuance of debt                                  14,828                 21,167                  9,728
  Proceeds from conversion of stock options                        1,266                    897                    136
  Other                                                              317                     55                      -
                                                                ________              _________              _________
        Net cash provided by financing
          activities                                              17,037                 12,502                  6,759
                                                                ________              _________              _________
Net (decrease) increase in cash and cash
  equivalents                                                       (386)                   233                    618

Cash and cash equivalents at beginning of year                     1,404                  1,171                    553
                                                                ________              _________              _________

Cash and cash equivalents at end of year                $          1,018       $          1,404       $          1,171
                                                                ========              =========              =========




                 See accompanying Notes to Consolidated Financial Statements.

                               NEWPARK RESOURCES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        A.  Summary of Significant Accounting Policies

        Organization and Principles of consolidation. Newpark Resources, Inc. ("Newpark" or the "Company") provides comprehensive environmental management and oilfield construction services to the oil and gas industry in the Gulf Coast region, principally Louisiana and Texas. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

        Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash equivalents.    All highly liquid  investments  with  a remaining
        maturity of three months or less at the date of acquisition are classified as cash equivalents.

        Fair Value Disclosures. Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial
        Instruments", requires the disclosure of the fair value of all significant financial instruments. The estimated fair value amounts have been developed based on available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, such estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. After such analysis, management believes the carrying values of the Company's significant financial instruments (consisting of cash and cash equivalents, receivables, payables and long-term debt) approximate fair values at December 31, 1995.

        Inventories. Inventories are stated at the lower of cost (principally average and first-in, first-out) or market. The cost of lumber and related supplies for board roads is amortized on the straight-line method over their estimated useful life of approximately one year.

        Depreciation and amortization. Depreciation of property, plant and equipment, including interlocking board road mats, is provided for financial reporting purposes on the straight-line method over the estimated useful lives of the individual assets which range from three to thirty years. For income tax purposes, accelerated methods of depreciation are used.

            During the year ended December 31, 1993, the Company made a change in the estimated service lives of its board road mats from five years to seven years. The new lives were adopted to recognize the longer service life provided by the mats. The effect of the change for the year ended December 31, 1993 was to increase income from continuing operations $1,175,000 ($0.12 per share).

            The cost in excess of net assets of purchased businesses ("excess cost") is being amortized on a straight-line basis over forty years, except for $2,211,000 relating to acquisitions prior to 1971 that is not being amortized. Management of the Company periodically reviews the carrying value of the excess cost in relation to the current and expected operating results of the businesses which benefit therefrom in order to assess whether there has been a permanent impairment of the excess cost of the net purchased assets. Accumulated amortization on excess cost was $437,000 and $374,000 at December 31, 1995 and 1994, respectively.

        Revenue recognition. Revenues from certain contracts, which are typically of short duration, are reported as income on a percentage-of-completion method. Contract revenues are recognized in the proportion that costs incurred bear to the estimated total costs of the contract. When an ultimate loss is anticipated on a contract, the entire estimated loss is recorded. Included in accounts receivable are unbilled revenues in the amounts of $8,600,000 and $2,674,000 at December 31, 1995 and 1994, respectively, all of which are due within a one year period.

        Income Taxes. Income taxes are provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recorded based upon differences between the financial reporting and income tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse.

        Non-recurring  Expense.     Results for  the  current  period  include
        $436,000 of non-recurring cost associated with a proposed merger which was not completed.

        Interest Capitalization. For the years ended December 31, 1995, 1994 and 1993 the Company incurred interest cost of $4,198,000, $2,805,000, and $1,359,000 of which $458,000, $145,000, and $85,000 was capitalized, respectively, on qualifying construction projects.

        Income per share. Income per share amounts are based on the weighted average number of shares outstanding during the respective year and exclude the negligible dilutive effect of shares issuable in connection with all stock plans. All per share and weighted average share amounts have been restated to give retroactive effect to a 5% stock dividend declared and paid during 1995.

        New Accounting Standards. During 1995, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" was issued. SFAS No. 121 establishes accounting standards for recording the impairment of long-lived assets, certain identifiable intangibles, goodwill, and assets to be disposed of. The Company is required to adopt SFAS No. 121 effective for fiscal 1996.

            During 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" was also issued. SFAS No. 123, which the Company is required to adopt effective for fiscal 1996, provides guidance relating to the recognition, measurement and disclosure of stock-based compensation.

            Management believes that the implementation of SFAS No.'s 121 and 123 will not have a material impact on the Company's consolidated financial statements.

        Reclassifications.   Certain  reclassifications  of prior year amounts
        have been made to conform to the current year presentation.

        B.  Discontinued Operations

            On December 30, 1993, the operations of the Company's marine service subsidiary were sold to an unrelated third party for their estimated net book value of $1,135,000 of which $661,000 was received in cash during 1994 and a short term note was issued for the remainder. The Company leased the facility and certain equipment to the new operator through June 30, 1996, with an option to purchase these assets at specified times during the lease term. The new operator has notified the Company of their intent to exercise the purchase option before the expiration of the lease term. The Company also agreed to make available certain short-term financing of up to $1.6 million through June 30, 1996, with annual interest at 7%; secured by, among other items, certain assets of the third party and the personal guarantee of one of its principals. Advances related to this financing arrangement amounted to $1.6 million at December 31, 1995 and $1.4 million at December 31, 1994. Revenue of the marine repair business was $16,251,000 for the year ended December 31, 1993.

        C.  Inventories

            The Company's inventories at December 31, 1995 and 1994 are summarized as follows:
        ______________________________________________________________________
        (In thousands)                                 1995            1994
        ______________________________________________________________________
        Raw materials and supplies
           (including logs and board road lumber)    $11,641         $ 6,752
        Finished goods                                   355             347
                                                     _______         _______
                                                     $11,996         $ 7,099
        ======================================================================

        D.  Property, Plant and Equipment

            The Company's investment in property, plant and equipment at December 31, 1995 and 1994 is summarized as follows:

        ______________________________________________________________________
        (In thousands)                               1995             1994
        ______________________________________________________________________
        Land                                        $ 5,072         $ 4,273
        Buildings and improvements                   30,172          19,554
        Machinery and equipment                      90,448          77,353
        Other                                         2,537           2,208
                                                     ______          ______
                                                    128,229         103,388
        Less accumulated depreciation               (42,768)        (35,758)
                                                    _______         _______
                                                    $85,461         $67,630
        ======================================================================

            As further discussed in Note B., the former marine repair facility is currently held for lease and included in the above table. The cost of this facility totaled $19.9 million at December 31, 1995 and 1994, with related accumulated depreciation at $6.3 million and $5.6 million, respectively. The principal components of the cost of this facility include land of $3.1 million, buildings and improvements of $9.8 million, and machinery and equipment of $6.4 million. Rentals received during 1995 and 1994 amounted to $1.6 million annually.

        E.  Credit Arrangements and Long-Term Debt

            Credit arrangements and long-term debt consisted of the following at December 31, 1995 and 1994:
        ______________________________________________________________________
        (In thousands)                                 1995             1994
        ______________________________________________________________________

        Bank - line of credit                        $18,378         $ 8,767
        Bank - term note                              25,000               -
        Assets subject to lease, financed through
          2001 with an interest rate of 10.1%          8,075           8,558
        Interim construction credit agreement            482               -
        Acquisition financing due in 1996 with an
           interest rate of 8%                           327             743
        Bank - inventory line of credit                   -            1,796
        Term financing of board road mats                 -            8,730
        Term financing of barges                          -            2,814
        Other, principally installment notes secured
          by machinery and equipment, payable through
          2000 with interest at 3.3% to 13.5%          2,373           7,516
                                                      ______          ______
                                                      54,635          38,924

        Less: current maturities of long-term debt    (7,911)         (8,236)
              current maturities of lines of credit        -          (1,796)
                                                      ______          ______
        Long-term portion                            $46,724         $28,892
        ======================================================================

            The Company maintains a $50.0 million bank credit facility with $25.0 million in the form of a revolving line of credit commitment and the remaining $25.0 million in a term note. The line of credit is secured by a pledge of accounts receivable and certain inventory. It bears interest at either a specified prime rate (8.5% at December 31,
        1995) or the LIBOR rate (5.63% at December 31, 1995) plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The average interest rate for the year ended December 31, 1995 was 8.56%. The line of credit requires monthly interest payments and matures on December 31, 1998. At December 31, 1995, $6.3 million of letters of credit were issued and outstanding and $18.4 million had been borrowed. The term note was used to refinance existing debt and requires monthly interest installments and seventeen equal quarterly principal payments commencing March 31, 1996. The term note bears interest at the Company's option of either a specified prime rate or LIBOR rate, plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The average interest rate for the year ended December 31, 1995 was 8.40%. The credit facility requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. The Company was in compliance with the agreement at December 31, 1995.

             Subsequent to December 31, 1995, the banks providing the credit facility approved an increase of $10 million in the term note portion of the facility, which will be used initially to reduce borrowings on the revolving line of credit of the credit facility.

            On December 1, 1995, the Company entered into an interim construction credit agreement in an aggregate amount not to exceed $1,840,000 for the construction of an office building for two of its subsidiaries. The outstanding balance of this credit agreement was $482,000 at December 31, 1995. The agreement provides for an interest rate of 8.75% during construction. At the completion of construction, the interim construction credit agreement will be converted to a term loan. The term loan will require monthly principal and interest payments to fully amortize the amount over 10 years. The term note will bear a fixed interest rate of 2.25% per annum in excess of the treasury rate in effect on the date the term loan is signed.

            Maturities of Long-Term Debt are $7,911,000 in 1996, $7,438,000 in 1997, $26,067,000 in 1998, $7,638,000 in 1999, $4,941,000 in 2000 and
        $640,000 thereafter.

        F.  Income Taxes

            The provision for income taxes charged to continuing operations (income taxes related to discontinued operations for 1993 were not segregated as the amounts were immaterial) is almost exclusively U. S. Federal tax as follows:

                                             Year Ended December 31,
        ______________________________________________________________________
        (In thousands)                      1995        1994      1993
        ______________________________________________________________________
        Current tax expense               $ 1,534     $  115    $    30
        Deferred tax expense (benefit)      3,217       (200)    (1,700)
                                           ______      _____     ______
        Total provision (benefit)         $ 4,751     $  (85)   $(1,670)
        ======================================================================

            The deferred tax expense (benefit) includes a decrease in the valuation allowance for deferred tax assets of $1,700,000, $3,129,000, and $2,407,000 for 1995, 1994 and 1993, respectively.

        The effective income tax rate is reconciled to the statutory federal income tax rate as follows:
                                                     Year Ended December 31,
        ______________________________________________________________________
                                                      1995     1994   1993
        ______________________________________________________________________
        Income tax expense at statutory rate          34.0%   34.0%   34.0%
        Non-deductible portion of business expenses    1.4    (2.5)    1.6
        Tax benefit of NOL utilization               (10.0)  (33.6)  (90.1)
        Other                                          2.6     1.2     0.9
                                                     ______________________
        Total income tax expense (benefit)            28.0%   (0.9%) (53.6%)
        ======================================================================

            For federal income tax return purposes, the Company has net operating loss carryforwards ("NOLs") of $22,835,000 (net of amounts disallowed pursuant to IRC Section 382) that, if not used, will expire in 1998 through 2009. The Company also has $1,592,000 of alternative minimum tax credit carryforwards available to offset future regular income taxes subject to certain limitations. Substantially all of these carryforwards have been recognized for financial reporting purposes.

            Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows:

        ______________________________________________________________________
        (In thousands)                                  1995            1994
        ______________________________________________________________________
        Deferred tax assets:
            Net operating losses                      $  8,696       $  9,893
            Alternative minimum tax credits              1,592            295
            All other                                      398            444
                                                       _______        _______

                Total deferred tax assets               10,686         10,632
            Valuation allowance                           (236)          (967)
                                                       _______        _______

                Net deferred tax assets               $ 10,450       $  9,665
                                                       _______        _______
        Deferred tax liabilities:
            Depreciation                              $  8,767       $  6,244
            Amortization                                 1,823          1,074
            All other                                    1,177            447
                                                       _______       ________

              Total deferred tax liabilities            11,767          7,765
                                                       _______       ________

              Total net deferred tax (liabilities)
                assets                                $ (1,317)      $  1,900
        ======================================================================

            Under SFAS No. 109 a valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 1994, the Company evaluated the available evidence and believed that it was more likely than not that a portion of the deferred tax asset would not be realized. A valuation allowance was recorded in the financial statements to offset NOLs which the Company believed would not be utilized. At December 31, 1994, the Company recorded a net deferred tax asset of $1,900,000, of which $2,271,000 was recorded in non-current assets and $371,000 was recorded in current accrued liabilities, the realization of which was dependent on the Company's ability to generate taxable income in future periods. The Company believed that its estimate of future earnings based on contracts in place, the overall improved gas market, and its prior earnings trend supported the recorded net deferred tax asset.

              At December 31, 1995, the deferred tax liabilities of the consolidated group exceeded the deferred tax assets, therefore a deferred tax benefit was recorded for the full amount of the remaining federal NOLs. The valuation allowance recorded at December 31, 1995 relates to certain state NOLs which have not to date been recognized for financial reporting purposes. At December 31, 1995, the Company has recorded a net deferred tax liability of $1,317,000, of which $2,701,000 has been recorded in other current assets and $4,018,000 has been recorded as long-term deferred taxes payable.

        G.  Preferred Stock

             The Company has been authorized to issue up to 1,000,000 shares of Preferred Stock, $.01 par value, none of which are issued or outstanding at December 31, 1995.

        H.  Common Stock and Stock Options

             Changes in outstanding Common Stock for the three years ended December 31, 1995, 1994, and 1993 were as follows:
        ______________________________________________________________________
        (In Thousands of Shares)                    1995       1994     1993
        ______________________________________________________________________
        Outstanding, beginning of year             9,986      9,858    9,130
        Shares issued in exchange for
          extinguishment of debt                       -          -      700
        Dividend shares issued                       505          -        -
        Shares issued upon exercise of Options       143        128       28
                                                   _____      _____    _____
        Outstanding, end of year                  10,634      9,986    9,858
        ======================================================================

            The Amended and Restated Newpark Resources, Inc. 1988 Incentive Stock Option Plan (the "1988 Plan") was adopted by the Board of
        Directors on June 22, 1988 and thereafter was approved by the shareholders. The 1988 Plan was amended and restated by the Board of Directors and shareholders in 1992 to increase the number of shares of Common Stock issuable thereunder from 100,000 to 450,000; was further amended by the Board of Directors and shareholders in 1994 to increase the number of shares of Common Stock issuable thereunder from 450,000 to 650,000, and was further amended by the Board of Directors and shareholders in 1995 to increase the number of shares of Common Stock issuable thereunder from 650,000 to one million shares. An option may not be granted for an exercise price less than the fair market value on the date of grant and may have a term of up to ten years.

            Stock option transactions for the 1988 Plan for the three years ended December 31, 1995, 1994 and 1993 are summarized below:

        ______________________________________________________________________
        Years Ended December 31,           1995          1994         1993
        ______________________________________________________________________
        Outstanding, beginning of year    374,981       303,149      215,191
        Options granted                   387,000       191,000      117,500
        Dividend options granted           32,610             -            -
        Options exercised                 (87,667)     (119,168)     (27,542)
        Options canceled                  (22,166)            -       (2,000)
                                          _______       _______      _______
        Outstanding, end of year          684,758       374,981      303,149
                                          =======       =======      =======
        Option price per share:
           Outstanding, end-of-year    $3.80-$18.88  $3.00-$18.75  $3.00-$9.25
        ======================================================================

            At December 31, 1995 and 1994, the total number of outstanding exercisable options were 145,979 and 54,144, respectively.

            The 1992 Directors' Stock Option Plan (the "1992 Directors' Plan") was adopted on October 21, 1992 by the Compensation Committee and, thereafter, was approved by the shareholders in 1993.

            The purpose of the 1992 Directors' Plan was to provide two directors ("Optionees") additional compensation for their services to Newpark and to promote an increased incentive and personal interest in the welfare of Newpark by such directors. The Optionees were each granted a stock option to purchase 50,000 shares of Common Stock at an exercise price of $8.75 per share, the fair market value of the Common Stock on the date of grant for a term of ten years. No additional options may be granted under the Directors" Plan. At December 31, 1995, 50,000 options had been exercised under this plan.

            The 1993 Non-Employee Directors' Stock Option Plan (the "1993 Non-Employee Directors' Plan") was adopted on September 1, 1993 by the Board of Directors and, thereafter, was approved by the shareholders in 1994.

            The 1993 Non-Employee Directors' Plan is intended to allow each non-employee director of Newpark to purchase 15,000 shares of Common Stock. Non-employee directors are not eligible to participate in any other stock option or similar plan currently maintained by Newpark. The purpose of the 1993 Non-Employee Directors' Plan is to promote an increased incentive and personal interest in the welfare of Newpark by those individuals who are primarily responsible for shaping the long-range plans of Newpark, to assist Newpark in attracting and retaining on the Board persons of exceptional competence and to provide additional incentives to serve as a director of Newpark.

            Upon the adoption of the 1993 Non-Employee Directors' Plan, the five non-employee directors were each granted a stock option to purchase 15,000 shares of Common Stock at an exercise price of $9.00 per share, the fair market value of the Common Stock on the date of grant. In addition, each new Non-Employee Director, on the date of his or her election to the Board of Directors automatically will be granted a stock option to purchase 15,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The determination of fair market value of the Common Stock is based on market quotations. On November 2, 1995, the Board of Directors adopted, subject to shareholder approval, amendments to the Non-Employee Directors' Plan to increase the maximum number of shares issuable thereunder from 150,000 to 200,000 and to provide for the automatic grant at five year intervals of additional stock options to purchase 10,000 shares of Common Stock to each non-employee director who continues to serve on the Board. At December 31, 1995, 15,000 options had been exercised.

            On November 2, 1995, the Board of Directors adopted, subject to shareholder approval, the Newpark Resources, Inc. 1995 Incentive Stock Option Plan (the "1995 Plan"), pursuant to which the Compensation Committee may grant incentive stock options and nonstatutory stock options to designated employees of Newpark. Initially, a maximum of 500,000 shares of Common Stock may be issued under the 1995 Plan, with such maximum number increasing on the last business day of each fiscal year of Newpark, commencing with the last business day of the fiscal year ending December 31, 1996, by a number equal to 1.25% of the number of shares of Common Stock issued and outstanding on the close of business on such date, with a maximum number of shares of Common Stock that may be issued upon exercise of options granted under the 1995 Plan being limited to 1,250,000.

        I.  Supplemental Cash Flow Information

            During 1994, the Company's noncash transactions included the consummation of the sale of the operations of the Company's marine repair business for $661,000 in cash and a $400,000 note receivable.

            During 1993, the Company's noncash transactions included the issuance of 700,000 shares of the Company's common stock for extinguishment of certain notes payable issued in connection with the assets purchased from Quality Mill, Inc. and accrued liabilities incurred with the purchase of other fixed assets. Additionally, the Company sold property with a book value of $250,000 in exchange for $100,000 in cash and a $400,000 note receivable.

            Included in accounts payable and accrued liabilities at December 31, 1995, 1994 and 1993, were equipment purchases of $4,141,000,
        $774,000, and $933,000 respectively. Also included are notes payable for equipment purchases in the amount of $257,000 and $635,000 for 1995 and 1993, respectively.

            Interest of $4,235,000, $2,713,000,  and  $1,912,000  was  paid in
        1995, 1994 and 1993, respectively.   Income taxes of $51,000, $90,200,
        and $82,000 were paid in 1995, 1994 and 1993, respectively.

        J.  Commitments and Contingencies

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

            In the normal course of business, in conjunction with its insurance programs, the Company has established letters of credit in favor of certain insurance companies in the amount of $2,825,000 at December 31, 1995 and December 31, 1994. At December 31, 1995, the Company had outstanding guaranty obligations totaling $469,000 in connection with facility closure bonds issued by an insurance company.

            Since May 1988, the Company has held the exclusive right to use a patented prefabricated mat system with respect to the oil and gas exploration and production industry within the State of Louisiana. On June 20, 1994, the Company entered into a new license agreement by which it obtained the exclusive right to use the same patented prefabricated mat system, without industry restriction, throughout the continental United States. The license agreement requires, among other things, that the company purchase a minimum of 20,000 mats annually through 2003. The Company has met this annual mat purchase requirement since the inception of the agreement. Any purchases in excess of that level may be applied to future annual requirements. The Company's annual commitment to maintain the agreement in force is currently estimated to be $4,600,000.

            At December 31, 1995, the Company had outstanding a letter of credit in the amount of $3,816,000 issued to a state regulatory agency to assure funding for future site closure obligations at its NORM processing facility.

            The Company leases various manufacturing facilities, warehouses, office space, machinery and equipment and transportation equipment under operating leases with remaining terms ranging from one to ten years with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses of continuing operations for all operating leases were $5,210,000, $4,049,000, and $4,226,000,
        1995, 1994 and 1993, respectively.

            Future minimum payments under noncancelable operating leases, with initial or remaining terms in excess of one year are: $1,683,000 in 1996, $1,192,000 in 1997, $924,000 in 1998, $859,000 in 1999, $781,000
        in 2000, and $562,000 thereafter.

            Capital lease commitments are not significant.

        K.  Business and Credit Concentration

            During   1995,   one   customer   accounted    for    approximately
        16%, $15,890,000, of total revenue. In 1993 and 1994, the Company did not derive ten percent or more of its revenues from sales to any single customer.

            Export sales are not significant.

        L.  Concentrations of Credit Risk

            Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts and notes receivable.

            The Company  maintains  cash  and  cash  equivalents  with various financial institutions. These financial institutions are located throughout the Company's trade area and company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of these financial institutions which are considered in the Company's investment strategy.

            Concentrations of credit risk with respect to trade accounts and notes receivable are limited due to the large number of entities comprising the Company's customer base, and for notes receivable, the required collateral. The Company maintains an allowance for losses based upon the expected collectibility of accounts and notes receivable.

        M.  Supplemental Selected Quarterly Financial Data (Unaudited)


                                      Quarter Ended
        ______________________________________________________________________
                                 Mar 31    Jun 30    Sep 30    Dec 31
         (In thousands, except per share amounts)
        _____________________________________________________________
        Fiscal Year 1995
        Revenues              $22,209    $22,454   $24,793    $28,526
        Operating income        3,711      4,789     5,529      6,951
        Net income              2,490      3,206     2,700      3,840
        Net income per share     0.24       0.30      0.26       0.36

        Fiscal Year 1994
        Revenues              $17,146    $19,396   $21,169    $21,921
        Operating income        2,288      2,843     3,165      3,595
        Net income              1,740      2,273     2,436      2,945
        Net income per share     0.17       0.22      0.23       0.28

        ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

            None

                                       PART III

        ITEM 10. Directors and Officers of the Registrant

            The information required by this Item is incorporated by reference to the registrantOs Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the CompanyOs 1996 Annual Meeting of Shareholders.


        ITEM 11. Executive Compensation

            The information required by this Item is incorporated by reference to the registrantOs Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the CompanyOs 1996 Annual Meeting of Shareholders.


        Item 12. Security   Ownership   of   Certain   Beneficial  Owners  and
        Management

            The information required by this Item is incorporated by reference to the registrantOs Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1996 Annual Meeting of Shareholders.


        ITEM 13.  Certain Relationships and Related Transactions

            The information required by this Item is incorporated by reference to the registrantOs Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1996 Annual Meeting of Shareholders.

                                       PART IV

        Item 14. Exhibits,  Financial Statement Schedules, and Reports on Form
                 8-K

        (a) 1.  Financial Statements

                Reports of Independent Auditors

                Consolidated Balance Sheets as of December 31, 1995 and 1994

                Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993

                Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

                Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

                Notes to Consolidated Financial Statements

            2.  Financial Statement Schedules

                The following financial statement schedule is included:

                Schedule II - Valuation and Qualifying Accounts

                All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

            3.  Exhibits

              3.1    Certificate of Incorporation <FN2>

              3.1.1  Certificate   of  Amendment  to  Certificate  of
                     Incorporation**

              3.2    Bylaws <FN2>

              10.1 Employment Agreement, dated as of October 23, 1990, between the registrant and James D. Cole. <FN2>*

              10.2 Lease Agreement, dated as of May 17, 1990, by and between Harold F. Bean Jr. and Newpark Environmental Services, Inc. ("NESI"). <FN2>

              10.3 Building Lease Agreement, dated April 10, 1992, between the registrant and The Traveler' Insurance Company. <FN7>

              10.4 Building Lease Agreement, dated May 14, 1992, between State Farm Life Insurance Company, and SOLOCO, Inc. <FN7>

              10.5 Operating Agreement, dated June 30, 1993, between Goldrus Environmental Services, Inc. and NESI. <FN7>

              10.6   1992 Directors' Stock Option Plan. <FN3>*

              10.7   1993 Non-Employee Directors' Stock Option Plan. <FN4>*

              10.7.1 Amendment to the 1993 Non-Employee Directors' Stock
                     Option Plan.**

              10.8   Amended and Restated 1988 Incentive Stock Option  Plan.
                     <FN9>*

              10.8.1 1995 Incentive Stock Option Plan**

              10.9 Loan Agreements, dated December 30, 1993, between the registrant and SFA Industries, Inc. <FN5>

              10.10 Continuing Guaranty, dated December 30, 1993, between the registrant and Sam Eakin. <FN5>

              10.11 Pledge Agreement, dated December 30, 1993, between the registrant and SFA Industries, Inc. <FN5>

              10.12 Security Agreement, dated December 30, 1993, between the registrant and SFA Industries, Inc. <FN5>

              10.13 Lease and Security Agreement, dated December 30, 1993, between the registrant and SFA Industries, Inc. <FN5>

              10.14 Guaranty of Lease, dated December 30, 1993, between the registrant and SFA Industries, Inc. <FN5>

              10.15 Equipment Lease Agreement, dated March 11, 1994, among Republic Financial Corporation ("RFC"), the registrant and Newpark Shipholding, Inc. <FN6>

              10.16 Guaranty, dated March 11, 1994, by the registrant in favor of RFC. <FN6>

              10.17 First Note, dated March 11, 1994, by the registrant in favor of RFC. <FN6>

              10.18 Special Guaranty, dated March 11, 1994, by the registrant in favor of Lockwood National Bank of Houston. <FN6>

              10.19 Exclusive License Agreement, dated June 20, 1994, between SOLOCO, Inc. and Quality Mat Company. <FN7>

              10.20 Lease Agreement, dated as of July 29, 1994, by and between Harold F. Bean Jr. and NESI. <FN7>

              10.21 Credit Agreement by and among Newpark Resources, Inc., SOLOCO, Inc., Newpark Environmental Services, Inc., SOLOCO Texas, L. P., Batson Mill, L.P., Newpark Environmental Water Services, Inc., Newpark Shipholding Texas, L.P., Mallard and Mallard of La., Inc., SOLOCO,
                     L. L. C., Newpark Texas, L. L. C., Newpark Holdings, Inc., Hibernia National Bank, Bank One Texas, N. A., and Premier Bank, National Association. <FN8>

              10.21.1Second Amendment and  Supplement to the Credit Agreement,
                     dated March 5, 1996 to Credit Agreement by and among Newpark Resources, Inc., SOLOCO, L. L. C., Newpark Environmental Services, L. L. C., Newpark Shipholding Texas, L.P., SOLOCO Texas, L. P., Batson Mill, L. P., Newpark Environmental Water Services, Inc., Mallard and Mallard of La., Inc., Newpark Texas, L. L. C., Newpark Holdings, Inc., Hibernia National Bank, Bank One Texas,
                     N.  A., and Premier Bank, National Association. **

              10.22 Credit Agreement, dated December 1, 1995, between SOLOCO, Inc., and Hibernia National Bank**

              21.1   Subsidiaries of the Registrant **

              23.1   Consent  of Deloitte & Touche **

              24.1   Powers of Attorney **

        ________________________________

              *      Management Compensation Plan or Agreement.

              **     Filed herewith.

              <FN1>  Previously  filed in the exhibits to the registrant's
                     Quarterly Report on Form 10-Q for the   quarter  ended
                     March  31,  1991,  and incorporated by reference herein.

              <FN2>  Previously filed in the exhibits  to  the  registrant's
                     Registration Statement on Form S-1 (File No. 33-40716) filed on June 21, 1991, and incorporated by reference herein.

              <FN3>  Previously  filed in the  exhibits  to  the  registrant's
                     Registration Statement on Form S-8 (File No. 33-67284) filed on August 12, 1993, and incorporated by reference herein.

              <FN4>  Previously  filed  in  the exhibits to the registrant's
                     Registration Statement on   Form  S-8 (File No. 33-83680)
                     filed on August 12, 1993, and incorporated by reference herein.

              <FN5>  Previously  filed  in  the exhibits to the registrant's
                     Current Report on Form 8-K, dated January 14, 1994, and incorporated by reference herein.

              <FN6>  Previously  filed  in the exhibits to  the  registrant's
                     Current Report on Form 8-K, dated March 25, 1994, and incorporated by reference herein.

              <FN7>  Previously  filed  in  the  exhibits to the registrant's
                     Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein.

              <FN8>  Previously  filed  in  the  exhibits to the registrant's
                     Current Report on Form 8-K, dated July 18, 1995, and incorporated by reference herein.

              <FN9>  Previously  filed  as  Exhibit  B  to  the  registrant's
                     Definitive Proxy Materials relating to its Annual Meeting of Shareholders held on June 28, 1995 and incorporated by reference herein.


        (b)   Reports on Form  8-K

              The registrant did not file a report on Form 8-K during the fourth quarter of 1995.

                                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated:    March 8, 1996

                                              NEWPARK RESOURCES, INC.


                                              By:  /s/ James D. Cole
                                                   James D. Cole, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


             Signatures                           Title                      Date
        /s/ James D. Cole                President and Chief Executive   March 8, 1996
        James D. Cole                    Officer and Director

        /s/ Matthew W. Hardey            Vice President of Finance and   March 8, 1996
        Matthew W. Hardey                Chief Financial Officer

        /s/ Kathleen D. Lacoste          Controller                      March 8, 1996
        Kathleen D. Lacoste

        /s/ Philip S. Sassower*          Chairman of the Board           March 8, 1996
        Philip S. Sassower               and Director

        /s/ Wm. Thomas Ballantine        Director                        March 8, 1996
        Wm. Thomas Ballantine

        /s/ W. W. Goodson*               Director                        March 8, 1996
        W. W. Goodson

        /s/David P. Hunt*                Director                        March 8, 1996
        David P. Hunt

        /s/ Dr. Alan Kaufman*            Director                        March 8, 1996
        Dr. Alan Kaufman

        /s/ James H. Stone*              Director                        March 8, 1996
        James H. Stone

        By /s/ James D. Cole
        * James D. Cole
          Attorney-in-Fact

                                        64



Newpark Resources, Inc.                                           SCHEDULE II
Valuation and Qualifying Accounts
Years Ended December 31, 1995, 1994 and 1993
(In thousands of dollars)




                                        Additions
                             Balance     Charged                                 Balance
                                at          to                                      at
                            Beginning   Costs and     Other         Other         End of
                             of Year     Expenses   Additions     Deductions       Year
                            _________   _________   _________     __________     _______

       1995
Allowance for
  doubtful accounts       $       455 $       463 $        13 (a) $      (163)(b) $       768
                            =========   =========  ==========       =========       =========
Valuation allowance for
  deferred tax assets     $       967           - $       969 (d) $    (1,700)(c) $       236
                            =========   =========  ==========       =========       =========

       1994

Allowance for
  doubtful accounts       $       354 $       974 $        44 (a) $      (917)(b) $       455
                            =========   =========  ==========       =========       =========

Valuation allowance for
  deferred tax assets     $     4,096           -           -     $    (3,129)(c) $       967
                            =========   =========  ==========       =========       =========


       1993

Allowance for
  doubtful accounts       $       352 $       671           -     $      (669)(b) $       354
                            =========   =========  ==========       =========       =========

Valuation allowance for
  deferred tax assets     $     6,503           -           -     $    (2,407)(c) $     4,096
                            =========   =========  ==========       =========       =========







         (a)  Recovery of amounts previously written off and other adjustments.

         (b)  Write-offs.

         (c)  Change in valuation allowance reflecting the future benefit of net operating losses.

         (d)  Initial set-up of valuation allowance.




                                    65