Form 10-Q
period 1996-03-31
NEWPARK RESOURCES INC
filed 1996-05-15
CIK 71829

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended March 31, 1996Commission File No. 1-2960


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

                         Yes  __X__        No  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $0.01 par value: 10,790,542 shares at May 10, 1996

                          NEWPARK RESOURCES, INC.
                            INDEX TO FORM 10-Q
                     FOR THE THREE MONTH PERIOD ENDED
                              MARCH 31, 1996



              Item                                                 Page
             Number   Description                                 Number

                      PART I

                1     Unaudited Financial Statements:
                        Balance Sheets -
                          March 31, 1996 and December 31, 1995 .......3
                        Statements of Income for the
                          Three Month Periods Ended March 31,
                          1996 and 1995...............................4
                        Statements of Cash Flows for the
                          Three Month Periods Ended March 31,
                          1996 and 1995...............................5
                        Notes to Consolidated Financial Statements....6
                2     Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations....................................8

                        PART II

                6     Exhibits and Reports on Form 8-K...............11


Newpark Resources, Inc.
Consolidated Balance Sheets
As of March 31, 1996 and December 31, 1995
(Unaudited)                                           March 31,    December 31,
_______________________________________________________________________________
(In thousands, except share data)                          1996           1995
_______________________________________________________________________________

ASSETS
Current assets:
  Cash and cash equivalents                        $      1,063  $       1,018
  Accounts and notes receivable, less allowance
    of $762 in 1996 and $768 in 1995                     39,091         39,208
  Inventories                                             8,923         11,996
  Other current assets                                    4,189          4,088
                                                        _______        _______
    Total current assets                                 53,266         56,310

Property, plant and equipment, at cost, net of
  accumulated depreciation                               90,996         85,461
Cost in excess of net assets of purchased
  businesses, net of accumulated amortization             4,325          4,340
Investment in joint venture                               1,609          1,094
Other assets                                              5,844          5,542
                                                        _______         ______
                                                   $    156,040  $     152,747
                                                        =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                    $        119  $         169
  Current maturities of long-term debt                    9,994          7,742
  Accounts payable                                        7,828         11,664
  Accrued liabilities                                     3,599          3,462
  Current taxes payable                                     700          1,165
                                                        _______         ______
    Total current liabilities                            22,240         24,202

Long-term debt                                           46,907         46,724
Other non-current liabilities                               285            285
Deferred taxes payable                                    5,164          4,018
Commitments and contingencies (See Note 8)                    0              0

Shareholders' equity:
  Preferred Stock, $.01 par value, 1,000,000 shares
    authorized, no shares outstanding                         0              0
  Common Stock, $.01 par value, 20,000,000 shares
    authorized, 10,694,974  shares outstanding in 1996
    and 10,634,177 in 1995                                  106            105
  Paid-in capital                                       145,162        144,553
  Retained earnings (deficit)                           (63,824)       (67,140)
                                                        _______         ______
    Total shareholders' equity                           81,444         77,518
                                                        _______         ______
                                                   $    156,040  $     152,747
                                                        =======        =======

                       See accompanying Notes to Consolidate




Newpark Resources, Inc.
Consolidated Statements of Income
For the Three Month Periods Ended March 31,
(Unaudited)
___________________________________________________________________
(In thousands, except per share data)         1996           1995
___________________________________________________________________
Revenues                              $     26,767      $  22,209
Operating costs and expenses:
  Cost of services provided                 17,599         15,532
  Operating costs                            2,359          2,288
                                           _______        _______
                                            19,958         17,820

General and administrative expenses            717            648
Provision for uncollectible accounts
  and notes receivable                           0             30
                                           _______        _______
Operating income                             6,092          3,711
Interest income                                (30)           (91)
Interest expense                               907            889
                                           _______        _______
Income from operations
  before provision for income taxes          5,215          2,913
Provision for income taxes                   1,899            423
                                           _______        _______
Net income                            $      3,316      $   2,490
                                           =======        =======

Weighted average shares outstanding         10,650         10,375
                                           =======        =======
Net income per common share           $       0.31      $    0.24
                                           =======        =======






    See accompanying Notes to Consolidated Financial Statements.


Newpark Resources, Inc.
Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 31,
(Unaudited)
________________________________________________________________________
(In thousands )                                      1996        1995
________________________________________________________________________

Cash flows from operating activities:
Net income                                     $    3,316   $   2,490
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                     2,818       2,335
  Provision for doubtful accounts                       0          30
  Provision for deferred income taxes               1,146         423
  Gain on sales of assets                             (41)         (2)
Change in assets and liabilities, net of
  effects of acquisitions and dispositions:
  Decrease (increase) in accounts and notes
    receivable                                         42      (4,137)
  Decrease in inventories                           2,575         907
  Increase in other assets                           (403)     (1,068)
  (Decrease) increase  in accounts payable         (4,807)      1,222
  Decrease in accrued liabilities and other          (397)       (298)
                                                  _______     _______
    Net cash provided by operating activities       4,249       1,902
                                                  _______     _______

Cash flows from investing activities:
  Capital expenditures                             (7,544)     (2,597)
  Proceeds from disposal of property, plant
    and equipment                                   1,136          11
  Investment in joint venture                        (515)          0
  Payments received on notes receivable                75           0
                                                  _______     _______
    Net cash used in investing activities          (6,848)     (2,586)
                                                  _______     _______

Cash flows from financing activities:
  Net borrowings on lines of credit                 3,201       2,866
  Principal payments on notes payable,
    capital lease obligations and
    long-term debt                                 (2,525)     (3,337)
  Proceeds from issuance of  debt                   1,358         223
  Proceeds from conversion of stock options           610         299
                                                  _______     _______
    Net cash provided by financing activities       2,644          51
                                                  _______     _______

Net increase (decrease) in cash and cash
  equivalents                                          45        (633)

Cash and cash equivalents at beginning of
  year                                              1,018       1,404
                                                  _______     _______
Cash and cash equivalents at end of the
  period                                       $    1,063   $     771
                                                  =======     =======



Included in accounts payable and accrued liabilities at March 31, 1996 and 1995 were equipment purchases of $1,040,000 and $419,000 respectively. Also included are notes payable for equipment purchases in the amount of $351,000 at March 31, 1996.

Interest of $986,000 and $892,000 was paid during the three months ending March 31, 1996 and 1995, respectively. Income taxes of $1,218,000 were paid during the three months ended March 31, 1996. No income taxes were paid during 1995 quarter.


    See accompanying Notes to Consolidated Financial Statements.

                               NEWPARK RESOURCES, INC.
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           Note 1 In the opinion of management the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark" or the "Company") as of March 31, 1996, and the results of operations for the three month periods ended March 31, 1996 and 1995 and cash flows for the three month periods ended March 31, 1996 and 1995. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1995 audited financial statements and related notes filed on Form 10-K at December 31, 1995.

           Note 2 The consolidated financial statements include the accounts of Newpark and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

           Note 3 The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

           Note 4 Included in accounts and notes receivable at March 31, 1996 and December 31, 1995 (in thousands) are:

                                                  1996      1995

                     Trade receivables          $27,144    $27,714
                     Unbilled revenues            9,182      8,600
                                                 ______     ______
                     Gross trade receivables     36,326     36,314
                     Allowance for doubtful
                     accounts                      (762)      (768)
                                                 ______     ______
                     Net trade receivables       35,564     35,546
                     Notes and other
                     receivables                  3,527      3,662
                                                 ______     ______
                     Total                      $39,091    $39,208
                                                 ======     ======

           Note 5    Inventories   at   March  31,   1996  and   December
                     31, 1995 consisted principally of raw materials.

           Note 6    Interest  of $218,000 and $56,000  was   capitalized
                     during  the  three  months   ended  March  31,  1996
                     and  1995, respectively.

           Note 7 The Company maintains a $60.0 million bank credit facility with $25.0 million in the form of a revolving line of credit commitment and the remaining $35.0 million in a term note. The line of credit is secured by a pledge of accounts receivable and certain inventory. It bears interest at either a specified prime rate (8.25% at March 31, 1996) or the LIBOR rate (5.44% at March 31, 1996) plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow.

                     The line of credit requires monthly interest payments and matures on December 31, 1998. At March 31, 1996, $5.8 million of letters of credit were issued and outstanding, leaving a net of $19.2 million available for cash advances under the line of credit, against which $11.6 million had been borrowed. The term loan was used to refinance existing debt and requires monthly interest installments and seventeen equal quarterly principal payments which commenced March 31, 1996. The term loan bears interest at the Company's option of either a specified prime rate or LIBOR rate, plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The credit facility requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. The Company was in compliance with the agreement at March 31, 1996.

           Note 8 Newpark and its subsidiaries are involved in litiga-tion and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters will not have a material adverse effect on Newpark's consolidated financial statements.

                     During 1992, the State of Texas assessed additional sales taxes for the years 1988-1991. The Company has filed a petition for redetermination with the Comptroller of Public Accounts. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the consolidated financial statements.

                     In the normal course of business, in conjunction with its insurance programs, the Company has established letters of credit in favor of certain insurance companies in the amount of $2,000,000 at March 31, 1996. At March 31, 1996, the Company had outstanding a letter of credit in the amount of $3,816,000 in connection with facility closure obligations.

            ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


             Results of Operations

                  The following table represents revenue by product line,
             for the three month periods ended March 31, 1996 and 1995. The product line data has been reclassified from prior periods' presentation in order to more effectively distinguish the offsite waste processing and mat rental services, in which the Company maintains certain proprietary advantages, from its other service offerings.


                                              Three Month Periods Ended March 31,
                                                    (Dollars in thousands)
                                                    1996             1995
                                              _______________    ______________
             Revenues by product line:
                  Offsite waste processing    $ 7,833   29.3%    $7,391   33.3%
                  Mat rental services           7,901   29.5      6,632   29.9
                  General oilfield services     4,003   14.9      3,032   13.6
                  Wood product sales            3,956   14.8      2,624   11.8
                  Onsite environmental
                    management                  2,564    9.6      2,130    9.6
                  Other                           510    1.9        400    1.8
                     Total revenues           $26,767  100.0%   $22,209  100.0%


             Three Month Period   Ended  March 31, 1996 Compared to Three
             Month Period  ended March 31, 1995

             Revenues

                  Total revenues increased  to  $26.8 million in the 1996
             period from $22.2 million in the 1995 period, an increase of $4.6 million or 20.5%. The major components of the increase by product line included: (i) $1.3 million of increased revenue from wood product sales due to increased sales of wood chips produced by additional capacity added during
             1995; (ii) an increase of $1.3 million, or 19.1% in mat rental revenue due to a 17.7% increase in volume on pricing similar to the 1995 period; (iii) an increase of $971,000 or 32.0% in general oilfield service revenue which resulted primarily from site preparation services related to the increased volume of mat rental services provided during the period; (iv) an increase of $442,000 in offsite waste processing revenues derived primarily from NORM disposal operations. NORM processing volume during the period increased to 37,200 barrels, compared to 12,600 in the 1995 period. The effect of the volume increase was offset in part by a decrease in the average revenue per barrel from $111.00 in the 1995 period to $48.00 in the recent quarter. The change in average prices reflects the lower level of radium contamination in waste received from site remediation projects, which represent a majority of current volume. NOW disposal revenue increased $57,000 to $6,048,000 in the recent quarter compared to $5,991,000 in the 1995 period. Total volume increased 8% to 745,000 barrels compared to 690,000 barrels in the year-ago quarter, but was offset by a decline in the average revenue per barrel to $8.12 in the 1996 quarter from $8.68 in the prior period. The decline resulted from changes in mix, with lower priced remediation volume of 123,000 barrels in the 1996 quarter representing 16.5% of total volume compared to 13.0% in the 1995 quarter; and (v) an increase of $434,000 in onsite environmental management services related to the increased site remediation activity in the 1996 period.


             Operating Income

                  Operating income increased by $2.4 million  or 64.2% to
             total $6.1 million in the 1996 period compared to $3.7 million in the prior period, representing an improvement in operating margin to 22.8% in the 1996 period compared to 16.7% in the 1995 period. Primary components of the increase included: (i) $1.9 million resulting from the increase in the volume of mats rented; and (ii) approximately $470,000 increased operating profit from wood product sales.

                  General and administrative expenses remained relatively
             unchanged decreasing as a proportion of revenue to 2.7% from 2.9% in the 1995 period, and increasing in absolute amount by $69,000.


             Interest Expense

                  Interest   expense   was   substantially  unchanged  at
             approximately $900,000 for both periods, although average outstanding borrowings increased approximately 43.9% from the prior period. This resulted from decreased net interest cost under the current credit agreement, which became effective as of June 29, 1995, and interest capitalization related to construction in progress in the current quarter.


             Provision for Income Taxes

                  For the 1996 period, the Company recorded an income tax
             provision of $1.9 million equal to 36.4% of pre-tax income. The net provision for the 1995 period of $423,000, equal to a 15% effective rate, was comprised of a provision for federal income taxes net of the recognition of certain state income tax carryforwards available to offset estimated future earnings.

             Net Income

                  Net  income  increased  by  $826,000  or  33.2% to $3.3
             million  in  the 1996 compared to $2.5 million in  the  1995 period.

             Liquidity and Capital Resources

                  The Company's  working  capital  position  decreased by
             $1.1 million during the three months ended March 31, 1996. Key working capital data is provided below:



                                                 March 31, 1996    December 31, 1995
                                                 ______________    _________________
                     Working Capital (000's)        $  31,026           $  32,108
                     Current Ratio                        2.4                 2.3


                  To  date  during  1996,  the  Company's working capital
             needs have been met primarily from operating cash flow. Total cash generated from operations of $4.2 million were supplemented by $2.6 million from financing activities to provide for cash used of $6.8 million in investing activities.

                  On June 29, 1995, Newpark  entered  into  a  new credit
             agreement with a group of three banks, providing a total of up to $50 million of term financing consisting of a $25 million term loan to be amortized over five years and a $25 million revolving line of credit. At Newpark's option, these borrowings bear interest at either a specified prime rate or LIBOR rate, plus a spread which is determined quarterly based upon the ratio of Newpark's funded debt to cash flow. The credit agreement requires that Newpark maintain certain specified financial ratios and comply with other usual and customary requirements. Newpark was in compliance with all of the convenants in the credit agreement at March 31, 1996.

                  The term loan was  used  to refinance existing debt and
             is being amortized over a five year term. In March 1996, the term loan was increased to $35 million, and the $10 million increase was used initially to reduce borrowings on the revolving line of credit portion of the facility.

                  The revolving line of credit matures December 31, 1998.
             Availability of borrowings under the line of credit is tied to the level of Newpark's accounts receivable and certain inventory. At March 31, 1996, $5.8 million of letters of credit were issued and outstanding under the line and an additional $11.6 million had been borrowed and was outstanding thereunder. Effective April 24, 1996, Newpark replaced $3.8 million of outstanding letters of credit with a corporate guaranty, leaving $2 million of letters of credit outstanding.

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

             PART II


             ITEM 6. Exhibit and Reports on Form 8-K


                  (a)  Exhibits

                       27.  Financial Data Schedule

                  (b) The registrant did not file a report on Form 8-K for the quarter ended March 31, 1996.

                               NEWPARK RESOURCES, INC.

                                      SIGNATURES



             Pursuant to the requirements of the Securities  Exchange Act of  1934, the registrant has duly caused this report  to  be signed  on  its  behalf  by  the undersigned, thereunto duly authorized.









             Date: March 14, 1996


                                         NEWPARK RESOURCES, INC.




                                         By:/s/Matthew W. Hardey
                                            Matthew W. Hardey, Vice President
                                               and Chief Financial Officer