Form 10-Q
period 1996-06-30
NEWPARK RESOURCES INC
filed 1996-08-13
CIK 71829

===============================================================================


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996        Commission File No. 1-2960


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

                  Yes   4      No

Indicate  the number of shares outstanding of  each  of  the
issuerOs   classes  of  common  stock  as  of   the   latest
practicable date.

Common Stock, $0.01 par value: 10,981,244 shares at August
9, 1996

===============================================================================

                   NEWPARK RESOURCES, INC.
                     INDEX TO FORM 10-Q
          FOR THE THREE AND SIX MONTH PERIODS ENDED
                        JUNE 30, 1996



 Item                                                 Page
Number  Description                                  Number
______  ___________                                  ______

        PART I

   1    Unaudited Financial Statements:
           Balance Sheets -
             June 30, 1996 and December 31, 1995.........3
           Statements of Income for the Three
           Month and Six Month
             Periods Ended June 30, 1996 and 1995........4
           Statements of Cash Flows for the
             Six Month Periods Ended June 30, 1996
             and 1995....................................5
           Notes to Consolidated Financial Statements....6
   2    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations....................................8

        PART II
        _______

   4    Submission of Matters to a Vote of Security
           Holders......................................14

   6    Exhibits and Reports on Form 8-K................15


Part I
Item I - Financial Statements

Newpark Resources, Inc.
Consolidated Balance Sheets
As of June 30, 1996 and December 31, 1995
(Unaudited)                                      June 30,       December 31,
___________________________________________________________________________
(In thousands, except share data)                    1996           1995
___________________________________________________________________________
ASSETS

Current assets:
  Cash and cash equivalents                      $    804       $  1,018
  Accounts and notes receivable, less allowance
    of $761 in 1996 and $768 in 1995               38,284         39,208
  Inventories                                       8,314         11,996
  Other current assets                              4,377          4,088
                                                  _______        _______
    Total current assets                           51,779         56,310

Property, plant and equipment, at cost, net of
  accumulated depreciation                        105,448         85,461
Cost in excess of net assets of purchased
  businesses, net of accumulated amortization       4,309          4,340
Other assets                                       15,926          6,636
                                                  _______        _______
                                                 $177,462     $  152,747
                                                  =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                  $  2,068     $      169
  Current maturities of long-term debt              9,880          7,742
  Accounts payable                                 10,457         11,664
  Accrued liabilities                               4,013          3,462
  Current taxes payable                             1,117          1,165
                                                  _______        _______
    Total current liabilities                      27,535         24,202

Long-term debt                                     50,264         46,724
Other non-current liabilities                         285            285
Deferred taxes payable                              7,267          4,018
Commitments and contingencies (See Note 9)              -              -

Shareholders' equity:
  Preferred Stock, $.01 par value, 1,000,000
  shares authorized, no shares outstanding              -              -
  Common Stock, $.01 par value, 20,000,000
    shares authorized, 10,947,186 shares
    outstanding in 1996 and 10,634,177
    in 1995                                           107            105
  Paid-in capital                                 151,944        144,553
  Retained earnings (deficit)                     (59,940)       (67,140)
                                                  _______        _______
    Total shareholders' equity                     92,111         77,518
                                                  _______        _______
                                                 $177,462     $  152,747
                                                  =======        =======

           See accompanying Notes to Consolidated Financial Statments.




Newpark Resources, Inc.
Consolidated Statements of Income
For the Three and Six Month Periods Ended June 30,
(Unaudited)
                                           Three Months Ended          Six Months Ended
                                                June 30,                    June 30,
__________________________________________________________________________________________
(In thousands, except per share data)      1996          1995          1996        1995
__________________________________________________________________________________________
Revenues                             $   26,179   $    22,454     $  52,946  $   44,663
Operating costs and expenses:
  Cost of services provided              16,493        14,650        34,092      30,182
  Operating costs                         2,147         2,306         4,506       4,594
                                        _______       _______       _______     _______
                                         18,640        16,956        38,598      34,776

General and administrative expenses         732           669         1,449       1,317
Provision for uncollectible accounts
  and notes receivable                        6            40             6          70
                                        _______       _______       _______     _______
Operating income                          6,801         4,789        12,893       8,500
Interest income                             (30)          (30)          (60)       (121)
Interest expense                            997         1,000         1,904       1,889
                                        _______       _______       _______     _______
Income from operations
  before provision for income taxes       5,834         3,819        11,049       6,732
Provision for income taxes                1,950           613         3,849       1,036
                                        _______       _______       _______     _______
Net income                           $    3,884   $     3,206     $   7,200  $    5,696
                                        =======       =======       =======     =======
Weighted average common and common
  equivalent shares outstanding:
    Primary                              11,309        10,549        11,162      10,528
                                        =======       =======       =======     =======
    Fully Diluted                        11,338        10,549        11,265      10,528
                                        =======       =======       =======     =======


Net income per common share and
  common equivalent share:
    Primary                          $     0.34   $      0.30     $    0.65  $     0.54
                                        =======       =======       =======     =======
    Fully Diluted                    $     0.34   $      0.30     $    0.64  $     0.54
                                        =======       =======       =======     =======


            See accompanying Notes to Consolidated Financial Statements.




Newpark Resources, Inc.
Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30,
(Unaudited)
______________________________________________________________________
(In thousands )                                    1996         1995
______________________________________________________________________
Cash flows from operating activities:
Net income                                     $  7,200    $   5,696
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                   5,985        4,737
  Provision for doubtful accounts                     6           70
  Provision for deferred income taxes             2,349        1,077
  Gain on sales of assets                          (909)          (4)
Change in assets and liabilities, net of
  effects of acquisitions and dispositions:
  Decrease (increase) in accounts and
    notes receivable                              1,745       (6,180)
  Decrease (increase) in inventories              2,161         (171)
  Increase in other assets                         (481)      (2,090)
  (Decrease) increase  in accounts payable       (4,441)       1,810
  Increase (decrease) in accrued liabilities
    and other                                       503         (434)
                                                 ______       ______
    Net cash provided by operating activities    14,118        4,511
                                                 ______       ______

Cash flows from investing activities:
  Capital expenditures                          (22,624)      (8,587)
  Proceeds from disposal of property, plant
    and equipment                                   648           32
  Purchase of patents                            (1,200)           -
  Payments received on notes receivable              66            -
                                                 ______       ______
    Net cash used in investing activities       (23,110)      (8,555)
                                                 ______       ______

Cash flows from financing activities:
  Net borrowings on lines of credit               8,984        5,167
  Principal payments on notes payable,
    capital lease obligations and
    long-term debt                               (5,116)     (16,290)
  Proceeds from issuance of  debt                 3,358       14,331
  Proceeds from conversion of stock options       1,552          631
                                                 ______       ______
    Net cash provided by financing activities     8,778        3,839
                                                 ______       ______

Net decrease in cash and cash equivalents          (214)        (205)

Cash and cash equivalents at beginning
  of year                                         1,018        1,404
                                                 ______       ______

Cash and cash equivalents at end of
  the period                                   $    804    $   1,199
                                                 ======       ======


During the six month period ended June 30, 1996, the Company's noncash transactions included the acquisition of certain patents in exchange for $5,841,000 of the Company's common stock and $1,200,000 in cash. In connection with the purchase of these patents the Company recorded a deferred tax liablity of $900,000. Included in accounts receivable at June 30, 1996 are proceeds to be received from the sale of fixed assets of $893,000. Transfers from inventory to fixed assets of $1,521,000 were also made during this period.

Included in accounts payable and accrued liabilities at June 30, 1996 and 1995 were equipment purchases of $3,234,000 and $1,489,000, respectively. Also included are notes payable for equipment purchases in the amount of $351,000 at June 30, 1996.

Interest of $2,158,000 and $1,942,000 and income taxes of $1,548,000 and $51,400 were paid during the six months ending June 30, 1996 and 1995, respectively.

    See accompanying Notes to Consolidated Financial Statements.


                  NEWPARK RESOURCES, INC.
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 In the opinion of management the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark" or the "Company") as of June 30, 1996, and the results of operations for the three and six month periods ended June 30, 1996 and 1995 and cash flows for the six month periods ended June 30, 1996 and 1995. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1995 audited financial statements and related notes filed on Form 10-K at December 31, 1995.

Note 2 The  consolidated   financial   statements    include
       the   accounts   of  Newpark  and  its   wholly-owned
       subsidiaries.      All     material      intercompany
       transactions are eliminated in consolidation.

Note 3 The   results   of   operations for the three and six
       month   periods   ended  June  30,   1996   are   not
       necessarily indicative of the results to be expected for the entire year.

Note 4 Primary and fully diluted income per common share is calculated by dividing net income by the average shares of common stock of the Company ("Common Stock") and Common Stock equivalents outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method.

Note 5 Included  in  accounts and notes receivable  at  June
       30, 1996 and December 31, 1995 (in thousands) are:

                                          1996        1995
                                          ____        ____

       Trade  receivables               $28,481     $27,714
       Unbilled revenues                  6,743       8,600
                                         ______      ______
       Gross trade receivables           35,244      36,314
       Allowance for doubtful accounts     (761)       (768)
                                         ______      ______
       Net trade receivables             34,463      35,546
       Notes and other receivables        3,821       3,662
                                         ______      ______
       Total                            $38,284     $39,208
                                         ======      ======

Note 6 Inventories  at June 30, 1996 and December  31,  1995
       consisted principally of raw materials.

Note 7 Interest of $167,000 and $71,000 was capitalized during the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30,
       1996 and 1995,  interest  of  $385,000  and  $127,000
       was capitalized, respectively.

Note 8 The Company maintains a $62.0 million bank credit facility with $25.0 million in the form of a revolving line of credit commitment, $35.0 million in a term note and the remaining $2.0 in the form of a 60-day term loan due August 26, 1996. The line of credit is secured by a pledge of accounts receivable and certain inventory. It bears interest at either a specified prime rate (8.25% at June 30, 1996) or the LIBOR rate (5.47% at June 30, 1996) plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The line of credit requires monthly interest payments and matures on December 31, 1998. At June 30, 1996, $1.8 million of letters of credit were issued and outstanding, leaving a net of $17.5 million available for cash advances under the line of credit, against which $17.4 million had been borrowed. The term loan was used to refinance existing debt and requires monthly interest installments and seventeen equal quarterly principal payments which commenced March 31, 1996. The term loan bears interest at the Company's option of either a specified prime rate or LIBOR rate, plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The 60-day term loan bears interest at the LIBOR rate plus 2%. The credit facility requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. The Company was in compliance with the agreement at June 30, 1996.

Note 9 Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters will not have a material adverse effect on Newpark's consolidated financial statements.

       During 1992, the State of Texas assessed additional sales taxes for the years 1988-1991. The Company has filed a petition for redetermination with the Comptroller of Public Accounts. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the consolidated financial statements.

       In the normal course of business, in conjunction with its insurance programs, the Company has established letters of credit in favor of certain insurance companies in the amount of $1,750,000 at June 30, 1996.

ITEM  2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

General

      On June 5, 1996 the Company executed definitive agreements with Sanifill, Inc. ("Sanifill") for the purchase by Newpark of the marine-related nonhazardous oilfield waste ("NOW") collection operations of Campbell Wells, Ltd. ("Campbell"), a Sanifill subsidiary, for a purchase price of $70.5 million, subject to financing and certain regulatory approvals.

     Newpark and Sanifill filed notification forms specified under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). On July 30, 1996, the Federal Trade Commission ("FTC") granted the Company's request for early termination of the statutory waiting period.

      On August 12, 1996 the Company completed a public offering of common stock to fund the acquisition and to provide the additional working capital needed as a result of the transaction and consummated the acquisition.

     In the acquisition, Newpark purchased substantially all of Campbell's non-landfarm assets and assumed leases associated with five transfer stations located along the Gulf Coast and three receiving docks at the landfarm facilities operated by Campbell, all of which are located in Louisiana. Newpark expects to achieve cost savings by consolidating the acquired facilities and operations with Newpark's similar facilities and operations; such consolidation is expected to result in a restructuring charge against Newpark's earnings of approximately $2.0 million in the third quarter of 1996.

     In the acquisition, Newpark assumed obligations under a NOW Disposal Agreement with Sanifill and Campbell, providing for delivery of an agreed-upon volume of NOW to Campbell's landfarms for disposal over a twenty-five year period. Such facilities are being retained by Campbell. Campbell and Sanifill also agreed to refrain from competing with the acquired business in the States of Louisiana, Texas, Mississippi and Alabama and in the Gulf of Mexico for a limited period.

Results of Operations

     The following table represents revenue by product line, for the three and six month periods ended June 30, 1996 and 1995. The product line data has been reclassified from prior periods' presentation in order to more effectively distinguish the Company's proprietary offsite waste processing and mat rental services from its other service offerings.

                               Three Month Periods Ended June 30,
                                     (Dollars in thousands)
                                     1996             1995
                                ______________   _____________

Revenues by product line:
     Offsite waste processing  $9,559    36.5%   $7,525   33.5%
     Mat rental services        5,708    21.8     7,364   32.8
     General oilfield services  5,294    20.2     3,906   17.4
     Wood product sales         3,646    13.9     2,786   12.4
     Onsite environmental
       management               1,462     5.6       473    2.1
     Other                        510     2.0       400    1.8
                               ______   _____    ______  _____
       Total revenues         $26,179   100.0%  $22,454  100.0%
                               ======   =====    ======  =====


                                Six Month Periods Ended June 30,
                                     (Dollars in thousands)
                                     1996             1995
                                _____________   ______________
Revenues by product line:
     Offsite waste processing  $17,392   32.8%  $14,915   33.4%
     Mat rental services        13,608   25.7    13,997   31.4
     General oilfield services  9,297    17.6     6,937   15.5
     Wood product sales         7,602    14.4     5,410   12.1
     Onsite environmental
       management               4,027     7.6     2,604    5.8
     Other                      1,020     1.9       800    1.8
                               ______   _____    ______  _____
       Total revenues         $52,946   100.0%  $44,663  100.0%
                               ======   =====    ======  =====


Three  Month  Period Ended June 30, 1996 Compared  to  Three
Month Period  ended June 30, 1995

Revenues

      Total revenues increased to $26.2 million in the 1996 period from $22.5 million in the 1995 period, an increase of $3.7 million or 16.6%. The major components of the increase by product line included: (i) an increase in offsite waste processing revenue of $2.0 million derived primarily from improved NORM disposal operations; (ii) increased general oilfield services revenue of $1.4 million derived from increased site preparation work required by the changing mix of mat rental projects; (iii) increased onsite environmental management revenues of $1.0 million due to the increased level of remediation projects; (iv) an increase of $860,000 in revenues from wood product sales due to increased production capacity added in 1995. Partially offsetting these revenue increases was a $1.6 million decrease in mat rental revenues caused by decreased volumes on similar pricing.

      NORM processing volume during the period increased to 55,500 barrels, compared to 11,100 in the 1995 period. The effect of the volume increase was offset in part by a decrease in the average revenue per barrel from $132.00 in the 1995 period to $52.00 in the recent quarter. The change in average prices reflects the lower level of radium contamination in waste received from site remediation projects, which represent a majority of current volume. NOW disposal and related services revenue increased $603,000 to $6.7 million in the recent quarter compared to $6.1 million in the 1995 period. Substantially all of the revenue increase related to remediation services provided for a major oil company customer. A slight increase in NOW disposal volumes to 675,000 barrels compared to 673,000 barrels in the year-ago quarter was offset by a similar decrease in average price relating to the mix of waste required.


Operating Income

      Operating income increased by $2.0 million or 42% to total $6.8 million in the 1996 period compared to $4.8 million in the prior period, representing an improvement in operating margin to 26.0% in the 1996 period compared to 21.3% in the 1995 period. The primary component of the increase was improved offsite waste processing operations.

     General and administrative expenses remained relatively unchanged decreasing as a proportion of revenue to 2.8% in the 1996 period from 3.0% in the 1995 period, and increasing in absolute amount by $63,000.


Interest Expense

       Interest expense was substantially unchanged at approximately $1 million for both periods, although average outstanding borrowings increased approximately 44.2% from the prior period. This resulted from decreased net interest cost under the current credit agreement, which became effective as of June 29, 1995, and interest capitalization related to construction in progress in the current quarter.


Provision for Income Taxes

     For the 1996 period, the Company recorded an income tax provision of $2.0 million equal to 33% of pre-tax income. The net provision for the 1995 period of $613,000, equal to a 16% effective rate, was reduced from the statutory rate as the result of the recognition of certain state income tax carryforwards available to offset estimated future earnings.

Net Income

     Net income increased by $678,000 or 21% to $3.9 million in 1996 compared to $3.2 million in the 1995 period.


Six  Month Period Ended June 30, 1996 Compared to Six  Month
Period ended June 30, 1995

Revenues

      Total revenues increased to $53.0 million for the six months ended June 30, 1996 compared to $44.7 million for the first six months of 1995, an increase of $8.3 million or 18.5%. The major components of the increase by product line were: (i) increased offsite waste processing revenue of $2.5 million derived primarily from increased NORM disposal operations; (ii) an increase of $2.4 million in general oilfield service revenues derived from increased site preparation work required by the changing mix of mat rental projects; (iii) increased wood product sales of $2.2 million as a result of increased capacity added in 1995 and (iv) $1.4 million increase in onsite environmental management revenue due to increased drilling activity and increased site remediation operations.

     NORM processing volume increased to 92,700 barrels from 23,800 barrels for the six months ended June 30, 1996 compared to same 1995 period. While the volume of NORM contaminated waste processing increased by 290% the average revenue per barrel of waste processed dropped by 58% to $51.00 per barrel from $121.00 per barrel. The change in average prices reflects the lower level of radium contamination in waste received from site remediation projects, which represent the largest portion of current volumes. NOW disposal and related revenue increased $659,000 to $12.7 million for the six months ended June 30, 1996 compared to $12.0 million for the first six months of 1995. Substantially all of the revenue increase related to remediation services provided for a major oil company customer. The volume of NOW waste barrels disposed of in 1996 was substantially unchanged at 1,357,000 barrels compared to 1,363,000 barrels in 1995 while average revenue per barrel decreased nominally to $8.43 per barrel in 1996 from $8.56 per barrel in 1995 due to changes in the mix of waste received.

Operating Income

     Operating income for the six months ended June 30, 1996 rose to $12.9 million from $8.5 million for the same period in 1995, representing an increase of 51.7%. Operating margin improved to 24.3% in 1996 as compared to 19.0% in 1995. The improved operations can primarily be attributed to the growth in revenues experienced in the Company's proprietary business operations.

       General  and  administrative  expenses  increased  by
$132,000  for the six months ended June 30, 1996 as compared to  1995, but decreased as a percentage of revenue  to  2.7%
compared to 2.9%.

     Interest Expense

      Interest expense was approximately $1.9 million for 1996 and 1995, despite average outstanding borrowings increasing by approximately 47.5%. This resulted from decreased net interest cost under the current credit agreement, which became effective as of June 29, 1995, and interest capitalization related to construction in progress in the current period.

     Provision for Income Taxes

     During the six months ended June 30, 1996 the effective tax rate was 34.8% which yielded a tax provision of $3.8 million as compared to 15.4% or $1.0 million in 1995. The 1995 tax provision reflects the benefit realized from tax carryforwards which were fully utilized in 1995.

     Net Income

      Net income increased to $7.2 million in 1996 from $5.7 million in 1995 representing an increase of 26.4%.

Liquidity and Capital Resources

      The Company's working capital position decreased by $7.9 million during the six months ended June 30, 1996. Key working capital data is provided below:

                                  June 30, 1996   December 31, 1995
                                  _____________   _________________
       Working Capital (000's)     $  24,244          $  32,108
       Current Ratio                    1.88                2.3

      During 1996, the Company's working capital needs have been met primarily from operating cash flow coupled with funds provided by the revolving credit facility. Total cash generated from operating activities of $14.1 million were supplemented by $8.8 million from financing activities to provide for cash used of $23.1 million in investing activities. The majority of the $23.1 million of cash used in investing activities was utilized for the purchase of board road mats which is reflected in the increase in property, plant and equipment.

      During the six months ended June 30, 1996 the Company entered into two transactions which were primarily non-cash in nature. These two transactions involved the acquisition of additional patent and other rights for use in the Company's proprietary business operations. The acquisition of these items is reflected in the increase in other assets and the increase in shareholders' equity coupled with the increase in deferred taxes payable.

      One of the major components of the decrease in working capital was the decrease in inventories. This change is reflective of the cyclical nature of the Company's wood products business. Raw materials inventory is typically depleted during the first six months of the year and builds during the second half of the year. This is caused by weather cycles which influence the timber cutting.

      On June 29, 1995, Newpark entered into a new credit agreement with a group of three banks, providing a total of up to $50 million of term financing consisting of a $25 million term loan to be amortized over five years and a $25 million revolving line of credit. At Newpark's option, these borrowings bear interest at either a specified prime rate or LIBOR rate, plus a spread which is determined quarterly based upon the ratio of Newpark's funded debt to cash flow. The credit agreement requires that Newpark maintain certain specified financial ratios and comply with other usual and customary requirements. Newpark was in compliance with all of the convenants in the credit agreement at June 30, 1996.

      The term loan was used to refinance existing debt and is being amortized over a five year term. In March 1996, the term loan was increased to $35 million, and the $10 million increase was used initially to reduce borrowings on the revolving line of credit portion of the facility. In June 1996, the Company increased its borrowing through the credit agreement in the form of a 60-day term loan in the amount of $2.0 million. The funds were used to acquire board road mats.

     The revolving line of credit matures December 31, 1998. Availability of borrowings under the line of credit is tied to the level of Newpark's accounts receivable and certain inventory. At June 30, 1996, $1.8 million of letters of credit were issued and outstanding under the line and an additional $17.4 million had been borrowed and was outstanding thereunder.

      On August 12, 1996, the Company completed the sale of 3,450,000 shares of its common stock, generating net proceeds of $98.1 million. A total of $70.5 million was used to complete the acquisition of the marine-related nonhazardous oilfield waste NOW collection operations of Campbell Wells, Ltd. The remaining proceeds were used to repay $19.0 million of borrowings under the Company's credit facility and provide working capital of $8.6 million. The Company has no plans to sell additional equity securities at this time.

      Potential sources of additional funds, if required by the Company, would include additional borrowings. The Company presently has no commitments for credit facilities beyond its existing bank lines of credit by which it could obtain additional funds for current operations; however, it regularly evaluates potential borrowing arrangements which may be utilized to fund future expansion plans.

   Inflation has not materially impacted the Company's revenues or income.

PART II

ITEM 4 Submission of Matters to a Vote of Security Holders

     (a)  Newpark Resources, Inc. held an Annual Meeting  of
     Stockholders on June 12, 1996.

     (b) The following eight Directors were elected at that meeting to serve until the next Annual Stockholders'
     Meeting, with the following votes cast:

                                               For
                                               ___
               Dibo Attar                   8,875,127
               William Thomas Ballantine    8,875,127
               James D. Cole                8,875,127
               W. W. Goodson                8,875,127
               David P. Hunt                8,875,127
               Alan Kaufman                 8,875,127
               Philip S. Sassower           8,875,127
               James H. Stone               8,875,127

     160,287 votes withheld from voting on the directors.


     (c) The shareholders approved Newpark Resources, Inc.'s 1995 Incentive Stock Option Plan. There were 4,172,143 votes cast in favor of the adoption of the plan, 3,034,184 votes were cast against the adoption of the plan, and 29,049 votes abstained from voting.

     (d) The shareholders approved the amendment of the 1993 Non-Employee Directors' Stock Option Plan . There were 6,417,873 votes cast in favor of the amendment to the 1993 Non-Employee Directors' Stock Option Plan, 777,815 votes were cast against the proposal, and 29,688 votes abstained from voting on the proposal.

ITEM 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

                During the quarter ended June 30, 1996 the registrant filed a current report on Form 8-K dated June 14, 1996, to report on Items 5 and 7.

                   NEWPARK RESOURCES, INC.

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: August 13, 1996


                           NEWPARK RESOURCES, INC.




                           By:   /s/Matthew W. Hardey
                              _________________________________
                              Matthew W. Hardey, Vice President
                                 and Chief Financial Officer