Form 10-Q
period 1996-09-30
NEWPARK RESOURCES INC
filed 1996-11-14
CIK 71829

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


                                      Form 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended September 30, 1996  Commission File No. 1-2960


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


                               (504) 838-8222
                       (RegistrantOs telephone number)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   ___X___   No  ______

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

 Common Stock, $0.01 par value:  14,503,881 shares at November 8, 1996

                       NEWPARK RESOURCES, INC.
                         INDEX TO FORM 10-Q
             FOR THE THREE AND NINE MONTH PERIODS ENDED
                         SEPTEMBER 30, 1996



              Item                                                            Page
             Number   Description                                            Number

                      PART I
                1     Unaudited Consolidated Financial Statements:
                        Balance Sheets -
                          September 30, 1996 and December 31, 1995 ..............3
                        Statements of Income for the Three Month
                        and Nine Month
                          Periods Ended September 30, 1996 and 1995..............4
                        Statements of Cash Flows for the
                          Nine Month Periods Ended September 30, 1996
                          and 1995...............................................5
                        Notes to Consolidated Financial Statements...............6
                2     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations......................10

                                   PART II

                6     Exhibits and Reports on Form 8-K...........................17





Part I
Item I - Financial Statements

Newpark Resources, Inc.
Consolidated Balance Sheets
As of September 30, 1996 and December 31, 1995
____________________________________________________________________________________
(Unaudited)                                           September 30,     December 31,
(In thousands, except share data)                         1996              1995
____________________________________________________________________________________
ASSETS

Current assets:
  Cash and cash equivalents                        $     1,564     $        1,018
  Accounts and notes receivable, less allowance
    of $887 in 1996 and $768 in 1995                    33,001             39,208
  Inventories                                            8,167             11,996
  Other current assets                                   4,312              4,088
                                                       _______            _______
    Total current assets                                47,044             56,310

Property, plant and equipment, at cost, net of
  accumulated depreciation                             107,461             85,461
Cost in excess of net assets of purchased
  businesses, net of accumulated amortization           89,033              4,340
Other assets                                            23,764              6,636
                                                       _______            _______
                                                   $   267,302     $      152,747
                                                       =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                    $       517     $          169
  Current maturities of long-term debt                   9,305              7,742
  Accounts payable                                      10,403             11,664
  Accrued liabilities                                   12,289              3,462
  Current taxes payable                                  1,000              1,165
                                                       _______            _______
    Total current liabilities                           33,514             24,202

Long-term debt                                          29,307             46,724
Other non-current liabilities                            3,122                285
Deferred taxes payable                                   7,062              4,018
Commitments and contingencies (See Note 9)                   0                  0

Shareholders' equity:
  Preferred Stock, $.01 par value, 1,000,000 shares
    authorized, no shares outstanding                        0                  0
  Common Stock, $.01 par value, 20,000,000 shares
    authorized,  14,448,630 shares outstanding in 1996
    and 10,634,177 in 1995                                 143                105
  Paid-in capital                                      250,314            144,553
  Retained earnings (deficit)                          (56,160)           (67,140)
                                                       _______            _______
    Total shareholders' equity                         194,297             77,518
                                                       _______            _______
                                                   $   267,302     $      152,747
                                                       =======            =======

                  See accompanying Notes to Consolidated Financial Statements.

                                      3


Newpark Resources, Inc.
Consolidated Statements of Income
For the Three and Nine Month Periods Ended September 30,
(Unaudited)
                                                Three Months Ended               Nine Months End
                                                   September 30,                   September 30,
______________________________________________________________________________________________________
(In thousands, except per share data)            1996          1995             1996           1995
______________________________________________________________________________________________________

Revenues                                 $     28,551  $     24,793     $     81,497  $      69,456
Operating costs and expenses:
  Cost of services provided                    15,924        16,163           50,016         46,345
  Operating costs                               2,654         2,307            7,160          6,901
                                             ________      ________        _________       ________
                                               18,578        18,470           57,176         53,246

General and administrative expenses               719           749            2,168          2,066
Non-recurring expense                           2,432           436            2,432            436
Provision for uncollectible accounts
  and notes receivable                              0            45                6            115
                                             ________      ________        _________       ________

Operating income                                6,822         5,093           19,715         13,593
Interest income                                   (19)          (31)             (79)          (152)
Interest expense                                  910           905            2,814          2,794
                                             ________      ________        _________       ________

Income from operations
  before provision for income taxes             5,931         4,219           16,980         10,951
Provision for income taxes                      2,149         1,519            5,998          2,555
                                             ________      ________        _________       ________

Net income                               $      3,782  $      2,700     $     10,982  $       8,396
                                             ========      ========        =========       ========
Weighted average common and common
  equivalent shares outstanding:
    Primary                                    13,360        10,321           11,891         10,299
                                             ========      ========        =========       ========

    Fully Diluted                              13,366        10,301           11,946         10,243
                                             ========      ========        =========       ========


Net income per common share and
  common equivalent share:
    Primary                              $       0.28  $       0.26     $       0.92  $        0.82
                                             ========      ========        =========       ========

    Fully Diluted                        $       0.28  $       0.26     $       0.92  $        0.82
                                             ========      ========        =========       ========


                              See accompanying Notes to Consolidated Financial Statements.




Newpark Resources, Inc.
Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30,
(Unaudited)
___________________________________________________________________________________
(In thousands )                                              1996           1995
___________________________________________________________________________________

Cash flows from operating activities:
Net income                                           $     10,982   $      8,396
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                            10,329          7,306
  Non-recurring expense                                     2,432              0
  Provision for doubtful accounts                               6            115
  Provision for deferred income taxes                       3,165          2,555
  Loss on sales of assets                                      60             85
Change in assets and liabilities, net of
  effects of acquisitions and dispositions:
  Decrease (increase) in accounts and notes receivable      6,221        (10,925)
  Decrease (increase) in inventories                          845         (3,136)
  Decrease (increase) in other assets                         416         (1,276)
  (Decrease) increase  in accounts payable                 (2,946)         2,163
  Decrease in accrued liabilities and other                (6,260)          (179)
                                                         ________       ________
    Net cash provided by operating activities              25,250          5,104
                                                         ________       ________

Cash flows from investing activities:
  Capital expenditures                                    (37,479)       (17,876)
  Disbursements for loans outstanding                           0           (221)
  Purchase of Campbell Wells assets                       (70,500)             0
  Proceeds from disposal of property, plant and equipment   1,556            487
  Purchase of patents                                      (5,700)             0
  Purchase of international partners' joint venture
    interest                                               (1,170)             0
  Payments received on notes receivable                         0            120
                                                         ________       ________

    Net cash used in investing activities                (113,293)       (17,490)
                                                         ________       ________

Cash flows from financing activities:
  Net borrowings on lines of credit                         8,603         16,638
  Principal payments on notes payable, capital lease
     obligations and long-term debt                       (22,448)       (19,564)
  Proceeds from issuance of stock                         103,500              0
  Offering cost on stock issuance                          (5,434)             0
  Proceeds from issuance of  debt                           2,175         14,296
  Proceeds from conversion of stock options                 2,193            792
                                                         ________       ________

    Net cash provided by financing activities              88,589         12,162
                                                         ________       ________

Net decrease in cash and cash equivalents                     546           (224)

Cash and cash equivalents at beginning of year              1,018          1,404
                                                         ________       ________

Cash and cash equivalents at end of the period       $      1,564   $      1,180
                                                         ========       ========



During the nine month period ended September 30, 1996, the Company's noncash transactions included the acquisition of certain patents in exchange for $5,840,000 of the Company's common stock and $1,200,000 in cash. In connection with the purchase of these patents the Company recorded a deferred tax liablity of $900,000. Transfers from inventory to fixed assets of $3,040,000 were also made during this period. The company sold $13,251,000 of property, plant and equipment in exchange for $7,036,000 of long term notes receivable and the assumption of $7,544,000 in debt obligations.

Included in accounts payable and accrued liabilities at September 30, 1996 were equipment purchases of $1,498,000. Also included are notes payable for equipment purchases in the amount $2,208,000 at September 30, 1996. A total of $13,831,000 of accrued liabilities were recorded in conjunction with the purchase of the Campbell Wells assets.

Interest of $3,334,000 and $2,998,000 and income taxes of $2,998,000 and $51,400 were paid during the nine months ending September 30, 1996 and 1995, respectively.

    See accompanying Notes to Consolidated Financial Statements.

                               NEWPARK RESOURCES, INC.
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

             Note 1 In the opinion of management the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark" or the "Company") as of September 30, 1996, and the results of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine month periods ended September 30, 1996 and 1995. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1995 audited financial statements and related notes filed on Form 10-K at December 31, 1995.

             Note 2 The consolidated financial statements include the accounts of Newpark and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

             Note 3 The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

             Note 4 Primary and fully diluted income per common share is calculated by dividing net income by the average shares of common stock of the Company ("Common Stock") and Common Stock equivalents outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method.

             Note 5  Included   in   accounts   and   notes receivable at
                     September 30,   1996  and   December   31,  1995 (in
                     thousands) are:

                                                  1996       1995

                     Trade receivables          $22,827     $27,714
                     Unbilled revenues            7,230       8,600
                                                 ______      ______
                     Gross trade receivables     30,057      36,314
                     Allowance for doubtful
                       accounts                    (887)       (768)
                                                 ______      ______
                     Net trade receivables       29,170      35,546
                     Notes and other
                       receivables                3,831       3,662
                                                 ______      ______
                            Total               $33,001     $39,208
                                                 ======      ======

             Note 6  Inventories     at     September    30,   1996   and
                     December 31, 1995 consisted principally of raw materials.

             Note 7 Interest of $57,000 and $149,000 was capitalized during the three months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, interest of $442,000 and $276,000 was capitalized, respectively.

             Note 8 The Company maintains a $60.0 million bank credit facility with $25.0 million in the form of a revolving line of credit commitment and $35.0 million in a term note. The line of credit is secured by a pledge of accounts receivable and certain inventory. It bears interest at either a specified prime rate (8.25% at September 30, 1996) or the LIBOR rate (5.625% at September 30, 1996) plus a spread which is determined quarterly based upon the ratio of the CompanyOs funded debt to cash flow. The line of credit requires monthly interest payments and matures on December 31, 1998. At
                     September 30, 1996, $1.8 million of letters of credit were issued and outstanding, leaving a net of $16.4 million available for cash advances under the line of credit, against which $4.3 million had been borrowed. The outstanding balance on the term note at September 30, 1996 was $29.2 million. The term loan was used to refinance existing debt and requires monthly interest installments and seventeen equal quarterly principal payments which commenced March 31, 1996. The term loan bears interest at the Company's option of either a specified prime rate or LIBOR rate, plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The credit facility requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. The Company was in compliance with the agreement at September 30, 1996.

                     In November 1996, an amendment to the credit facility was approved by the banks, which eliminated the
                     monthly   borrowing   base   determination,  reduced
                     certain of the restrictive and compliance covenants contained in the facility, and reduced the frequency of financial reporting. If this amendment had been in effect at September 30, 1996, the availability would have increased from $16.4 million to $23.3 million.

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

                     In the normal course of business, in conjunction with its insurance programs, the Company has established letters of credit in favor of certain insurance companies in the amount of $1.8 million at September 30, 1996.

                     On August 29, 1996, the Company sold the land, buildings and certain equipment comprising substantially all of the assets of its former marine repair operation to the operator of the facility. These assets had previously been subject to an operating lease to the same party, and the purchase was made under the terms of a purchase option granted in the original lease. The Company has guaranteed certain of the debt obligations of the operator, which is limited to a maximum of $10 million and reduces proportionately with debt repayments made by the operator.

             Note 10 On  August  12,  1996,  the  Company  acquired  from
                     Campbell Wells, Ltd. ("Campbell") substantially all of the non-landfarm assets and certain leases associated with five transfer stations located along the Gulf Coast and three receiving docks at the landfarm facilities operated by Campbell for a cash consideration of $70.5 million. Campbell continues to operate the landfarms. In addition, on May 22, 1996, the Company was granted a NORM direct injection disposal license at its Big Hill facility. As a result of these transactions, the Company has restructured certain of its operations in order to achieve certain operational efficiencies. This restructuring included a reduction in staffing and the closure or modification of several facilities. During the quarter ended September 30, 1996, a charge of $2.4 million was made against earnings for these costs.

                     The following table sets forth summary pro forma financial information for the Company for the nine months ended September 30, 1996 and 1995. The summary pro forma information provides financial information giving effect to the offering of shares used to fund the acquisition, the acquisition and the repayment of indebtedness from proceeds provided by the offering for the periods presented. The pro forma information is provided for informational purposes only and is not necessarily indicative of actual results that would have been achieved had the offering and the acquisition been consummated at the beginning of the periods presented, or of future results. Management expects to achieve net cost reductions which are not reflected in the pro forma results. These cost reductions are related to the consolidation of certain duplicate administrative and personnel costs.

                                         Nine Month Periods Ended Sept. 30,
                                        (In thousands, except per share data)
                                               1996            1995
                                         ______________   ______________

                  Revenues                   $98,276          $83,224
                                             =======          =======
                  Net income                 $12,939          $11,042
                                             =======          =======
                  Primary                      $ .88           $  .80
                                             =======          =======
                  Fully diluted                $ .88           $  .80
                                             =======          =======

             Note 11 On  August  12, 1996, the Company completed a public offering  of  common  stock  to  fund  the  Campbell
                     acquisition, to provide the additional working capital needed as a result of the transaction and to fund future expansion of the Company. A total of 3,450,000 shares were sold in the offering providing proceeds (net of expenses) of $96.7 million.

             ITEM 2. Management's  Discussion and Analysis  of  Financial
                     Condition and Results of Operations

             General

                  On  August 12, 1996 the Company purchased from Campbell
             Wells, Ltd. ("Campbell") its marine-related nonhazardous oilfield waste ("NOW") collection operations for a purchase price of $70.5 million. The Campbell acquisition was financed through a public offering of common stock which also provided the additional working capital needed as a result of the transaction, and improved the Company's capital structure to facilitate future expansion in the markets served by the Company.

             Results of Operations

                  The following table presents revenue  by  product  line
             for the three and nine month periods ended September 30, 1996 and 1995. The product line data has been reclassified from prior periodsO presentations in order to more effectively distinguish the Company's proprietary offsite waste processing and mat rental services from its other service offerings. These services, which are protected by patents and company-developed proprietary knowledge, serve to differentiate the Company's products and services from those of its competitors and provide a competitive advantage.

                                             Three Month Periods Ended Sept. 30,
                                                    (Dollars in thousands)
                                                      1996            1995
                                               _______________   ______________
              Revenues by product line:
                   Offsite waste processing     $11,555  40.5%   $ 7,229  29.2%
                   Mat rental services            7,004  24.5      7,531  30.4
                   General oilfield services      3,618  12.7      3,647  14.7
                   Wood product sales             3,621  12.7      3,039  12.2
                   Onsite environmental
                     management                   2,413   8.4      2,947  11.9
                   Other                            340   1.2        400   1.6
                                                _______ _____     ______ _____
                      Total revenues            $28,551 100.0%   $24,793 100.0%
                                                ======= =====     ====== =====

                                              Nine Month Periods Ended Sept. 30,
                                                     (Dollars in thousands)
                                                      1996            1995
                                               _______________   ______________
              Revenues by product line:
                   Offsite waste processing     $28,946  35.5%   $22,144  31.9%
                   Mat rental services           20,612  25.3     21,527  31.0
                   General oilfield services     12,916  15.8     10,585  15.2
                   Wood product sales            11,223  13.8      8,449  12.2
                   Onsite environmental
                     management                   6,440   7.9      5,551   8.0
                   Other                          1,360   1.7      1,200   1.7
                                                _______ _____    _______ _____
                      Total revenues            $81,497 100.0%   $69,456 100.0%
                                                ======= =====    ======= =====

             Three Month Period Ended September 30, 1996 Compared to Three Month Period ended September 30, 1995

             Revenues

                  Total revenues increased  to  $28.6 million in the 1996
             period from $24.8 million in the 1995 period, an increase of $3.8 million or 15.3%. Two major factors were responsible for the change. Offsite waste processing revenue increased $4.3 million as a result of improved NOW and NORM disposal volume, and revenues from wood product sales increased $.6 million due to production capacity added in 1995. Partially offsetting these revenue increases was a $.5 million decrease in mat rental revenues caused by decreased volumes, and a $.5 million decrease in onsite environmental management. Both of these decreases are attributed to a shift of drilling in the South Louisiana land market towards the Austin Chalk formation, an uplands area which uses less of the Company's mat rental services for temporary site access. The popularity of drilling in the Austin Chalk formation has moved a majority of the rigs in that market outside of the Company's primary service area.

                  NOW  disposal and related  services  revenue  increased
             $3.8 million to $9.4 million in the recent quarter compared to $5.6 million in the 1995 period. The revenue increase related to increased volumes which are primarily attributable to the Campbell acquisition, and an improvement in average pricing to $8.72 per barrel in 1996 as compared to $8.01 in the comparable 1995 period. NOW disposal volumes increased to 1,036,000 barrels compared to 690,000 barrels in the year-ago quarter.

                  During  the  1996  quarter,  the Company processed  and
             disposed of 25,900 barrels of NORM, earning revenue of $2.2 million, compared to 11,917 barrels and revenue of $1.6 million in the 1995 quarter. The average disposal charge paid by the customer of $85.00 in the 1996 quarter as compared to $136.70 in the 1995 quarter, reflects the fundamental change in the nature of the business resulting from the new disposal license, which was issued on May 21, 1996, and under which operations commenced at the Big Hill facility on June 1, 1996. The new license facilitates the direct injection disposal of NORM waste, at significantly lower cost per barrel. As a result of this, the Company reduced its listed charges for disposal and introduced volume pricing. The lower revenue per barrel in the quarter is the effect of these lower prices and discounts.

             Operating Income

                  Operating income increased by $1.7 million  or  34%  to
             total $6.8 million in the 1996 period compared to $5.1 million in the prior period, representing an improvement in operating margin to 23.9% in the 1996 period compared to 20.5% in the 1995 period. The primary component of the increase was derived from offsite waste processing operations.

                  General and administrative expenses remained relatively
             unchanged decreasing as a proportion of revenue to 2.5% in the 1996 period from 3.0% in the 1995 period, and decreasing in absolute amount by $30,000.

                  During  the 1996 quarter, the Company recorded  a  non-
             recurring restructure charge in the amount of $2.4 million. A total of approximately $1.8 million was related to the restructuring of certain of the Company's NOW processing operations and staffing changes to facilitate the integration of its operations with those recently acquired from Campbell. The Company recognized an additional $.6 million of non-recurring costs associated with the termination of processing operations at its original NORM facility at Port Arthur, Texas and the partial closure of the site.

                  The non-recurring  expense  of $.4 million reflected in
             the 1995 quarter was related to a proposed acquisition which was terminated in August, 1995. The majority of these expenses were legal, accounting and investment advisory fees.

             Interest Expense

                  Interest  expense   was   substantially   unchanged  at
             approximately $.9 million for both periods, although average outstanding borrowings increased approximately 9.7% from the prior period. This resulted from decreased net interest cost under the current credit agreement, which became effective as of June 29, 1995.

             Provision for Income Taxes

                  For  the 1996 and 1995 periods,  the  Company  recorded
             income tax provisions of $2.1 million and $1.5 million respectively, equal to 36% of pre-tax income in both periods.


             Nine Month Period Ended September 30, 1996 Compared to Nine Month Period ended September 30, 1995

             Revenues

                  Total  revenues increased to $81.5 million for the nine
             months ended September 30, 1996 compared to $69.5 million for the same period of 1995, an increase of $12 million or 17.3%. The major components of the increase by product line were: (i) increased offsite waste processing revenue of $6.8 million derived primarily from increased NOW and NORM disposal volume; (ii) an increase of $2.3 million in general oilfield service revenues derived from an increase in the level of drilling location site preparation work in the uplands region of the Gulf Coast and other onsite work;
             (iii) increased wood product sales of $2.8 million as a result of increased mill capacity added in 1995; and, (iv) $.9 million increase in onsite environmental management revenue due to increased site remediation operations. Partially offsetting these revenue increases was a $.9 million decrease in mat rental revenues caused by lower drilling activity in the Company's traditional land market area.

                  NOW disposal and related revenue increased $4.4 million
             to $22.1 million for the nine months ended September 30, 1996 compared to $17.7 million for the first nine months of 1995. The revenue increase related to increased volumes which are primarily attributable to the Campbell acquisition and from remediation services provided for a major oil company customer. The volume of NOW waste barrels disposed of in 1996 increased to 2,393,000 barrels compared to 2,054,000 barrels in 1995 and average revenue per barrel increased to $8.67 per barrel in 1996 from $8.32 per barrel in 1995.

                  NORM processing volume increased  to  118,600  barrels,
             generating $6.9 million in revenue for the nine months ended September 30, 1996 from 31,000 barrels, and revenue of $4.5 million in the same period of 1995. While the volume of NORM contaminated waste processing increased, the average revenue per barrel of waste processed dropped to $58.00 per barrel from $145.00 per barrel. The change in average prices reflects the lower level of radium contamination in waste received from site remediation projects, which represent the largest portion of volumes for the first six months of the 1996 period, and price reductions, made possible by cost reductions facilitated by the direct injection disposal license granted to the Company on May 22, 1996.

             Operating Income

                  Operating income for the nine  months  ended  September
             30, 1996 rose to $19.7 million from $13.6 million for the same period in 1995, representing an increase of 45%. Operating margin improved to 24.2% in 1996 as compared to 19.6% in 1995. The improved operations can primarily be attributed to the growth in waste processing operations.

                  General   and   administrative  expenses  increased  by
             $102,000 for the nine months ended September 30, 1996 as compared to 1995, but decreased as a percentage of revenue to 2.7% compared to 3.0%.

                  During  the  nine  months ended September 30, 1996, the
             Company recorded a nonrecurring restructure charge in the amount of $2.4 million. A total of approximately $1.8 million was related to the restructuring of certain of the Company's NOW processing operations and staffing changes to facilitate the integration of its operations with those recently acquired from Campbell. The Company recognized an additional $.6 million of non-recurring costs associated with the termination of processing operations at its original NORM facility at Port Arthur, Texas and the partial closure of the site.

                  Non-recurring expenses  of $.4 million recorded in 1995
             were related to a proposed acquisition which was terminated in August, 1995. The majority of these expenses were legal, accounting and investment advisory fees.

             Interest Expense

                  Interest  expense  was approximately $2.8  million  for
             1996 and 1995, despite average outstanding borrowings increasing by approximately 5.1%. This resulted from decreased net interest cost under the current credit agreement, which became effective as of June 29, 1995, and interest capitalization related to construction in progress in the current period.

             Provision for Income Taxes

                  During the nine months ended September 30, 1996 the tax
             provision of $6.0 million represented an effective tax rate of 35.3% as compared to $2.6 million equal to 23.3% in 1995. The 1995 tax provision reflects the benefit realized from federal tax carryforwards which were fully utilized in 1995.


             Liquidity and Capital Resources

                  The  Company's  working  capital  position decreased by
             $18.6 million during the nine months ended September 30, 1996. Key working capital data is provided below:

                                              Sept.  30, 1996  December 31, 1995
                                              _______________  _________________
                     Working Capital (000's)      $13,530           $32,108
                     Current Ratio                    1.4               2.3


                  Since December  31,  1995 the Company's working capital
              and current ratio have declined significantly. The primary reasons for this change include reduced levels of inventory and accounts receivable, and the increase in accrued liabilities provided for obligations assumed in conjunction with the recent Campbell acquisition and other investment transactions.

             On August 12, 1996, the Company completed the sale of 3,450,000 shares of its common stock, providing net proceeds of $98.1 million. A total of $70.5 million was used to complete the acquisition of the marine-related nonhazardous oilfield waste NOW collection operations of Campbell Wells, Ltd. The remaining proceeds were used to repay $19.0 million of borrowings under the Company's credit facility and provide working capital of $8.6 million. The Company has no plans to sell additional equity securities at this time.

                  During   1996,   the   Company's  operating  activities
             generated $25.2 million of cash flow. Net proceeds of the recent equity offering in excess of the Campbell asset purchase amount, coupled with the $25.2 million generated by operations and net new borrowings (since the offering) of $4.3 million were used to fund the Company's investing activities. The majority of the funds used in investing activities were utilized for the purchase of board road mats and the expansion of waste disposal facilities, which is reflected in the increase in property, plant and equipment. In addition, the Company purchased its joint venture partners' interest in international mat operations and purchased additional patent rights for use in the Company's proprietary business operations, which is reflected in the increase of other assets.

                  During the nine months  ended  September  30,  1996 the
             Company entered into two non-cash acquisitions of additional patent and other rights for use in the Company's proprietary business operations. The acquisition of these items is reflected in the increase in other assets and the increase in shareholders' equity coupled with the increase in deferred taxes payable.

                  The   Company   also  sold  the  facility  and  certain
             equipment to the operator of the Company's former marine service business. These assets were being leased by the operator and were subject to debt obligations, which were assumed by the purchaser at closing. In addition to the extinguishment of these debt obligations, Newpark received $1.2 million in cash in the transaction.

                  On June 29, 1995,  Newpark  entered  into  a new credit
             agreement with a group of three banks, providing a total of up to $50 million of term financing consisting of a $25 million term loan to be amortized over five years and a $25 million revolving line of credit. At NewparkOs option, these borrowings bear interest at either a specified prime rate or LIBOR rate, plus a spread which is determined quarterly based upon the ratio of Newpark's funded debt to cash flow. The credit agreement requires that Newpark maintain certain specified financial ratios and comply with other usual and customary requirements. Newpark was in compliance with all of the convenants in the credit agreement at September 30, 1996.

                  The term loan was  used  to refinance existing debt and
             is being amortized over a five year term. In March 1996, the term loan was increased to $35 million, and the $10 million increase was used initially to reduce borrowings on the revolving line of credit portion of the facility. In June 1996, the Company increased its borrowing through the credit agreement in the form of a 60-day term loan in the amount of $2.0 million which was repaid out of proceeds from the offering. The funds were used to acquire board road mats.

                  The revolving line of credit matures December 31, 1998.
             At September 30, 1996 availability of borrowings under the line of credit was tied to the level of Newpark's accounts receivable and certain inventory. At September 30, 1996, $1.8 million of letters of credit were issued and outstanding under the line and an additional $4.3 million had been borrowed and was outstanding thereunder.

                  In November 1996,  an  amendment to the credit facility
             was approved which will: (i) eliminate the requirement of periodic borrowing base calculations; (ii) eliminate monthly financial reporting requirements; (iii) relax certain restrictions on guarantees and outside indebtedness; and,
             (iv) increase availability of borrowings under the facility. This amendment has the affect of increasing the availability to the full $25 million. If this amendment had been in affect at September 30, 1996 it would have increased the availability (net of letters of credit) from $16.4 million to $23.3 million.

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

             PART II

             ITEM 6. Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      10.23  Guaranty dated August 29, 1996 by the
                             registrant in favor of Heller
                             Financial Leasing, Inc., filed herewith.

                      27.    Financial Data Schedule

                  (b) Reports on Form 8-K

                      During the quarter ended September 30, 1996, the registrant filed a current report on Form 8-K dated August 12, 1996 to report on Items 2 and 7.

                               NEWPARK RESOURCES, INC.

                                      SIGNATURES



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









             Date: November 12, 1996


                                         NEWPARK RESOURCES, INC.




                                         By:/s/Matthew W. Hardey
                                            Matthew W. Hardey, Vice President
                                              and Chief Financial Officer