Form 10-K
period 1996-12-31
NEWPARK RESOURCES INC
filed 1997-03-31
CIK 71829

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1996 Commission File No. 1-2960


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

                            Title of each class

                       Common Stock, $.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes 3 No _

   Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [3].

   At March 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant is $649,859,863. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.

  As of March 24, 1997, a total of 15,175,438 shares of Common Stock, $.01 par value, were outstanding.

                    Documents Incorporated by Reference

   Portions of the registrant's Proxy Statement for the upcoming 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.


                             Page 1 of 70
                   Exhibit Index Appears on Page 66

                        NEWPARK RESOURCES, INC.
                          INDEX TO FORM 10-K
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

Item                                                             Page
Number    Description                                            Number

          PART I

  1      Business                                                  3

  2      Properties                                               31

  3      Legal Proceedings                                        32

  4      Submission of Matters to a Vote of Security Holders      33

         PART II

  5      Market for the Registrant's Common Equity and            34
           Related Stockholder Matters

  6      Selected Financial Data                                  35

  7      Management's Discussion and Analysis of Financial        37
           Condition and Results of Operations

  8      Financial Statements and Supplementary Data              45

  9      Changes in and Disagreements with Accountants            64
           on Accounting and Financial Disclosure

         PART III

  10     Directors and Executive Officers of the Registrant       65

  11     Executive Compensation                                   65

  12     Security Ownership of Certain Beneficial Owners          65
           and Management

  13     Certain Relationships and Related Transactions           65

         PART IV

  14     Exhibits, Financial Statement Schedules, and Reports     66
           on Form 8-K

  Signatures
                                                                  69

                                PART I

ITEM 1. Business

Introduction

     Newpark Resources, Inc. ("Newpark" or the "Company") is a leading provider of integrated environmental services to the oil and gas exploration and production industry in the Gulf Coast area, principally in Louisiana and Texas. These services are concentrated in three key product lines: (i) processing and disposal of nonhazardous oilfield waste ("NOW"); (ii) processing and disposal of NOW which is contaminated with naturally occurring radioactive material ("NORM"); and (iii) mat rental services in which patented prefabricated wooden mats are used as temporary worksites in oilfield and other construction applications. In its waste disposal operations, the Company utilizes patented and proprietary technology.

Oilfield Waste and Other Environmental Services

      Newpark collects, processes and disposes of oilfield waste, primarily NOW and NORM. Newpark also treats NOW at the well site, remediates waste pits and other contaminated sites, and provides general oilfield services in connection with these waste-related services. In its NOW processing and disposal business, Newpark processes the majority of the NOW received at its facilities for injection into environmentally secure geologic formations deep underground and creates from the remainder a product which is used as intermediate daily cover material or as cell liner and construction material at municipal waste landfills. In addition, the Company has initiated a process to recycle a portion of the NOW for use in the makeup of drilling fluids.

      Since the fourth quarter of 1994, and until June, 1996, Newpark disposed of NOW waste that is contaminated with NORM by processing the waste into NOW and injected it into wells owned by the Company. On May 21, 1996, Newpark was issued a license by the Texas Railroad
Commission authorizing the direct injection of NORM into disposal wells, subject to certain contamination limits, at Newpark's Big Hill, Texas facility. These operations began June 1, 1996. The direct injection of NORM permitted under the new license expands Newpark's NORM disposal capacity and significantly reduces the amount of pre-injection transportation processing and chemicals required, thereby reducing Newpark's cost of disposal.

      Newpark received a process patent in December 1996 for its offsite NOW and NORM waste processing operations. This patent covers the process to prepare the waste into a slurry and inject it at low pressures into specific geological formations.

     Newpark also provides industrial waste management, laboratory and consulting services for the customers of its NOW and NORM services.

Mat Rental

      The Company uses a patented interlocking wooden mat system to provide temporary worksites in unstable soil conditions typically found along the Gulf Coast. Prior to 1994, mat rental services were provided primarily to the oil and gas exploration and production industry in Louisiana and Texas. In 1994, the Company began marketing these temporary worksites to other industries. Increasing environmental regulation affecting the construction of pipelines, electrical distribution systems and highways in and through wetlands environments has provided a substantial and growing new market for these services and has broadened the geographic market served by the Company to include the coastal areas of the Southeastern states, particularly Florida and Georgia, in addition to its traditional Gulf Coast market. In 1995, through a joint venture, the Company began marketing its mat rental services in Venezuela. In September 1996, Newpark purchased the minority interests of its partners in the venture. Late in 1996, the Company made an initial shipment of mats to Algeria, and plans to continue development of this market during 1997. Mat rental revenue has increased from $11 million in 1990 to $33 million in 1996. The Company owns a sawmill in Batson, Texas, and has expanded the capacity of the facility during the period 1994-1995 to help ensure an adequate supply of hardwoods for its mat rental business.

      The recent trend toward more strict environmental regulation of both drilling and production operations conducted by the Company's customers has resulted in greater synergy between the Company's mat rental and oilfield general construction services and its other environmental services. The Company offers these services individually and as an integrated package and provides a comprehensive combination of onsite waste management and construction services for both the drilling of new sites and the remediation of existing sites.

      The following table sets forth for the years ended December 31, 1996, 1995, and 1994, respectively, the amount of revenues for each class of similar products and services.


                                            Year ended December 31,
                                            ________________________
                                            1996      1995     1994
                                            ____      ____     ____
                                            (Dollars in thousands)
Revenues:
    Offsite waste processing               $44,905   $31,126   $20,738
    Mat rental                              32,757    30,775    23,048
    Integrated services                     42,520    34,481    34,246
    Other                                    1,360     1,600     1,600
                                          ________   _______   _______
Total revenues                            $121,542   $97,982   $79,632


      Newpark was organized in 1932 as a Nevada corporation and in April 1991 changed its state of incorporation to Delaware. The
Company's principal executive offices are located at 3850 North Causeway Boulevard, Suite 1770, Metairie, Louisiana 70002, and its telephone number is (504) 838-8222.

Development of  the Business

     Recent developments include:

  o On August 12, 1996, Newpark completed the acquisition of substantially all of the marine-related NOW collection operations of Campbell Wells Ltd. ("Campbell Wells"), a wholly owned subsidiary of Sanifill, Inc. ("Sanifill"), for an aggregate purchase price of $70.5 million.

  o The Company began implementation of two NOW waste recycling strategies which will reduce the volume of washwater to be disposed of and reclaim certain components of drilling fluid waste for use as a product in the make-up of new fluids.

  o On May 21, 1996, the Company was awarded a license by the Texas Railroad Commission authorizing the direct injection of NORM into disposal wells at its Big Hill, Texas facility. Operations under this license commenced June 1, 1996.

  o More stringent environmental regulations continue to impact the Company's NOW disposal business.

  o The volume of NOW processed by Newpark grew 38% during 1996. The source of the growth was principally the effect of the acquisition of the oilfield waste collection operations of Campbell Wells during the year and, to a lesser extent, the increase in drilling activity in the market served by the Company late in the year as measured by the rig count.

  o In September 1996, Newpark purchased the interests of its minority partners in a joint venture which was begun in March 1995 to provide mat rental services to the exploration and production industry in Venezuela.

  o The Company entered a new mat rental service market in Algeria.

  o The Company began a joint venture to manufacture a synthetic mat made from recycled products.

       Campbell  Wells  Acquisition.   On  August  12,  1996,  Newpark
completed the acquisition (the "Acquisition") of substantially all of the marine-related NOW collection operations of Campbell Wells, for an
aggregate  purchase  price  of  $70.5 million.   The  acquisition  was
completed pursuant to the terms of an Asset Purchase and Lease Agreement, dated June 5, 1996 (the "OAcquisition Agreement"), which provided for the purchase and lease of certain marine-related assets of Campbell Wells' NOW service business (the "Acquired Business"),
excluding  its  landfarming facilities and associated  equipment.   In
connection with the Acquisition, Newpark assumed obligations under a NOW Disposal Agreement (the "Disposal Agreement") with Sanifill and Campbell Wells, providing for the delivery by Newpark for a period of 25 years of an agreed annual quantity of NOW waste for disposal at certain of Campbell Wells' landfarming facilities. Subsequently, USA Waste acquired Sanifill, and Sanifill and Campbell Wells sold their landfarming facilities and associated equipment and assigned their rights under the Disposal Agreement and other agreements with Newpark that were executed upon consummation of the Acquisition to US Liquids, Inc., a newly formed corporation which assumed Sanifill's and Campbell Wells' obligations under such agreements. The acquisition by USA Waste and the assignment and assumption by U. S. Liquids, Inc. did not release or diminish any party's obligations to Newpark under such agreements.

      The aggregate purchase price under the Acquisition Agreement was $70.5 million, paid at closing of the Acquisition from part of the proceeds of the sale of 3,450,000 shares of Newpark Common Stock, at $30.00 per share, in an underwritten public offering also completed on August 12, 1996. The remaining net proceeds from the public offering, approximately $25.8 million after payment of related transaction costs, were used to repay all amounts outstanding under the revolving line of credit portion of Newpark's bank credit agreement.

      The Acquisition has significantly expanded Newpark's service capabilities and processing capacity. Newpark believes that the Acquisition has provided and will continue to provide economies of scale associated with handling a larger volume of waste through its facilities. Newpark is combining the service capabilities of the Acquired Business with its existing operations to speed the turnaround of barges and boats at its transfer stations, thus providing better customer service. Newpark believes that economic efficiencies will result from the reduction in the size of the combined barge fleet operated by Newpark to service its transfer stations and from the consolidation of operations at more efficient transfer stations, permitting Newpark to receive a substantially higher volume of waste without material additions to existing costs. Furthermore, Newpark expects that as a result of the Acquisition, access to Sanifill's disposal facilities under the Disposal Agreement will allow Newpark to reduce its barge transportation costs and make more efficient use of its barge fleet, further augmenting its processing capacity. Newpark believes that its current processing and disposal capacity, combined with access provided to the landfarm disposal facilities of Sanifill under the Disposal Agreement, will be adequate to provide for expected future demand for its oilfield waste disposal and other environmental services. Newpark will nevertheless continue its strategy of adding injection disposal capacity throughout the U.S. Gulf Coast region to more efficiently serve its customers.

      NOW waste recycling. During 1996, the Company installed a washwater recycling plant at one of its transfer stations, and determined to make such installation at all of its facilities. Use of the process could materially reduce the volume of washwater created in its operations and thereby reduce disposal costs. The Company has developed the capacity to recycle certain components of drilling fluids collected in its NOW processing operations. On February 28, 1997 Newpark completed the acquisition of SBM Drilling Fluids Management, Inc. ("SBM") which provides technical services and sells and manages drilling fluids programs for oil and gas exploration activities. Newpark plans to provide SBM access to certain NOW for process and recycling in the make-up of drilling fluids for its customers, reducing SBM's cost of material and increasing its margins. It is anticipated that the recycling of NOW will reduce handling and disposal costs. It is anticipated that it will take twelve months to fully integrate recycling into the Company's operations.

      NORM Direct Injection License. On May 21, 1996, Newpark was awarded a new license from the State of Texas permitting receipt and direct injection disposal of NORM waste at its Big Hill facility, which has become primarily a NORM disposal site. This license eliminates the requirement to process the waste until it attains NOW characteristics. The processing facility and the disposal wells are now located at the same site, minimizing transportation costs. Additionally, since the new license allows injection of more concentrated NORM into the wells, subject only to Newpark's facility contamination limits, the volume of material expanded in the prior process is reduced. This reduction in volume significantly expands the capacity and extends the useful life of the site. The new license has allowed Newpark to reduce prices to customers and encourage the use of the direct injection process for the disposal of large volumes of NORM. A recent contract with a major oil company for a large NORM disposal project was the first remediation project to take advantage of this new direct injection license.

      Regulations. Continuing implementation of regulations required under the Clean Water Act have continued the trend toward more stringent regulation of NOW. During September 1996, the comment period was ended on proposed zero-discharge regulations for the territorial seas subcategory (corresponding to state territorial waters) of the Gulf of Mexico. Final regulations are expected to be promulgated late in 1997 or early 1998. Zero-discharge regulations affecting production waste in the coastal zone sub category (generally including inland waters and transition zone onshore areas) became effective January 1, 1997. While limited temporary exemptions have been granted to some oil companies by state regulators, these actions have been opposed by leading environmental groups. In addition, several lawsuits have been filed opposing these regulations, accordingly, the timing of the implementation of these regulations is not currently certain.

      Developments related to NOW. The Company processed and disposed of 3,956,000 barrels of NOW in 1996, of which 3,588,000 barrels were generated from current drilling and production operations and 368,000 barrels were generated from the remediation of old pits and production facilities, compared with 2,905,000 barrels in 1995, of which 2,364,000 were from current drilling and production operations and 541,000 were from remediation activities. The increase resulted principally from the Campbell Wells acquisition in August 1996, and to a lesser extent, from increased drilling activity late in 1996 as measured by the rig count.

      Newpark has expanded its NOW injection facility, located at Fannett, Texas, making it the primary facility for the disposal of NOW. The facility currently includes three injection wells and a processing plant which efficiently handles the large quantities of NOW. The processing plant is used to reduce and make uniform the size of the particles in the waste stream to maintain desired flow characteristics in the Company's injection wells. Since opening the facility in September 1995, the Company has completed a bulk barge unloading facility adjacent to the original Port Arthur processing plant. Together with additions to personnel and equipment at its receiving facilities, the Company has significantly increased its NOW processing capacity.

      Venezuela joint venture. The Venezuelan government has enacted legislation designed to speed the opening of its petroleum sector to foreign investment, including international oil companies, in furtherance of a national objective of increasing that country's production of oil to 5 million barrels per day by the year 2005. Many of the international oil companies investing in Venezuela are Newpark's customers in the United States. During the first quarter of 1995, Newpark invested in a joint venture, in which it held a 38.8% interest, providing mat rental services in Venezuela in support of oil and gas exploration and production activities. In September 1996, Newpark purchased the interest of its joint venture partners in the Venezuela venture. As of December 31, 1996, there were approximately 21,000 mats in rental inventory in Venezuela. Newpark expects that activity in Venezuela will continue to increase as further exploration concessions are granted.

      Algeria operations. During 1996, the Company shipped 4,000 interlocking mats to Algeria in an effort to develop a mat rental market in that country. The goal is to replace gypsum and concrete commonly used in constructing drilling sites in the desert, with a more cost effective solution.

      Synthetic mat joint venture. During 1996, the Company entered into a joint venture to manufacture a synthetic mat system, raw materials for which will ultimately be derived primarily from recycled plastics. The Company believes that certain military and emergency-response type governmental sales may constitute the initial market for the synthetic mat system. The system will also enhance the current rental mat fleet for use in certain markets and will provide the ability for the Company to expand into new markets. It is anticipated that it will take twelve to eighteen months to build a facility to begin the manufacturing of these mats.

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

      For many years, prior to current regulation, industry practice was to allow NOW to remain in the environment. Onshore, surface pits were used for the disposal of NOW; offshore or in inland waters, NOW was discharged directly into the water. As a result of increasing public concern over the environment, NOW has in recent years become subject to public scrutiny and governmental regulation. Operators of exploration and production facilities, including major and independent oil companies, have found themselves subject to numerous laws and regulations issued by both state and federal agencies. These laws and regulations have imposed strict requirements for ongoing drilling and production activities in certain geographic areas, as well as for the remediation of sites contaminated by past disposal practices and, in many respects, have prohibited the prior disposal practices. In addition, operators have become increasingly concerned about possible long-term liability for remediation, and landowners have become more aggressive about land restoration. For these reasons, operators are increasingly retaining service companies, such as Newpark, to devise and implement comprehensive waste management techniques to handle waste on an ongoing basis and to remediate past contamination of oil and gas properties.

      Late in 1992, the Louisiana Department of Environmental Quality ("DEQ") began to promulgate and enforce new, stricter limits on the level of radium concentration above which NOW became categorized as NORM. NORM regulations require more stringent worker protection, handling and storage procedures than those required of NOW under Louisiana Statewide Executive Order 29-B. Early in 1994, DEQ published draft NORM regulations which, with minor modification, became effective January 20, 1995, as LAC 33:XV.1401-1420, Chapter 14. In Texas, the Railroad Commission adopted final rules ("Rule 94") effective February 1, 1995. Adoption of these regulations has resolved the regulatory uncertainty associated with NORM. Similar regulations have been promulgated in the states of Mississippi, New Mexico and Arkansas. Draft regulations are presently being reviewed in the state of Oklahoma.

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

Description of Business

     Offsite Waste Processing

      NOW Waste Processing. Generally under state regulation, if NOW cannot be treated for discharge or disposed of on the location where it is generated, it must be transported to a licensed NOW disposal or treatment facility. Three primary alternatives for offsite disposal of NOW are available to generators in the Gulf Coast: (i) underground injection (See "Injection Wells"); (ii) land-farming, provided by the Company's competitors; and (iii) processing and conversion of the NOW into a reuse product. In addition, a portion of the NOW can be recycled into a drilling fluids product.

      On August 12, 1996, the Company acquired substantially all of Campbell Well's non-landfarm assets and certain leases associated with the five transfer stations located along the Gulf Coast and three receiving docks at the landfarm facilities operated by Campbell. The Company is subject to an agreement with Campbell by which an agreed annual quantity of NOW must be delivered to the Campbell landfarms. A successor to Campbell, U. S. Liquids, continues to operate the landfarms.

      Including the facilities acquired from Campbell Wells, Newpark operates ten receiving and transfer facilities located along the Gulf Coast from Venice, Louisiana, to Corpus Christi, Texas. Waste products are collected at the transfer facilities from three distinct markets: offshore exploration and production; land and inland waters exploration and production; and remediation of existing or inactive well sites and production facilities. These facilities are supported by a fleet of 51 double-skinned barges certified by the U. S. Coast
Guard to transport NOW. Waste received is transported by barge through the Gulf Intracoastal Waterway to the Company's processing and transfer facility at Port Arthur, Texas, and trucked to injection disposal facilities at Fannett, Texas. Since the third quarter of 1995, the Fannett facility has served as Newpark's primary NOW injection facility.

     Before 1994 a large portion, and in 1995 and later years, a small portion of the waste received by the Company has been converted into a commercial reuse product meeting the specifications applicable under federal and state regulations for reuse as a covering material or cell liner material at municipal sanitary landfills. Under these regulations, landfills must cover the solid waste deposited daily with earth or other inert material. The Company's reuse product is deposited at either the City of Port Arthur Municipal Landfill or the City of Beaumont Municipal Landfill for use as cover material pursuant to contracts with the respective cities. This reuse is conducted under authorization from the Texas Natural Resource Conservation Commission. Increased injection capacity and access to the Campbell landfarms has reduced the volume of waste delivered to these landfills as a reuse product. The Company has also developed alternative uses for the product as roadbase material or construction fill material.

     NORM Processing and Disposal. Many alternatives are available to the generator for the treatment and disposal of NORM. These include both chemical and mechanical methods designed to achieve volume reduction, in-situ burial of encapsulated NORM within old well bores, and soil washing and other techniques of dissolving and suspending the radium in solution for onsite injection of NORM liquids. When the application of these techniques are not economically competitive with offsite disposal, or insufficient to bring the site into compliance with applicable regulations, the NORM must be transported to a licensed storage or disposal facility. One significant factor contributing to the growth in the NORM disposal market has been increased litigation on the part of landowners who contend that their property has been damaged by past practices of the oil and gas industry. In some cases, settlement of the litigation has mandated the remediation of sites by offsite disposal of the NORM waste. In addition,  these lawsuits have caused other operators  to  dispose  of

NORM waste offsite to avoid the threat of future litigation. While the increase in volume has been driven by litigation the project-oriented nature of the market has the effect of making the timing of revenues difficult to predict.

      Newpark's initial NORM processing facility in Port Arthur, Texas was licensed in September 1994 and began operations October 21, 1994. On May 21, 1996, Newpark was awarded a new license permitting receipt of NORM waste and direct injection disposal of NORM at its Big Hill, Texas facility, eliminating the need to process the waste until it attains NOW characteristics, as was the case at the Port Arthur facility. Additionally, since the processing facility and the disposal wells are now located at the same site, transportation costs are minimized. The new license also allows injection of more concentrated NORM into the wells, subject only to Newpark's facility contamination limits. As a result, the capacity and useful life of the site has been extended and costs have been reduced. The new license has allowed Newpark to reduce prices to customers and encourage the use of the direct injection process for the disposal of large volumes of NORM. During 1996 and 1995, Newpark received 143,500 and 70,000 barrels, respectively, of NORM contaminated waste.

      Injection Wells. In February 1993, upon receipt of a permit from the Texas Railroad Commission, the Company began development of a 50 acre injection well facility in the Big Hill Field in Jefferson County, Texas. Newpark's injection technology is distinguished from conventional methods in that it utilizes very low pressure, typically under 100 pounds per square inch, to move the waste into the injection zones. Conventional wells typically use pressures as high as 2,000 pounds per square inch. In the event of a formation failure or blockage of the face of the injection zone, such pressure can force waste material beyond the intended zone, posing a potential hazard to the environment. The low pressure used by Newpark is inadequate to drive the injected waste from its intended geological injection zone.

       Three wells were initially installed at the Big Hill facility and three additional wells have since been successfully completed. Disposal operations began at this site in 1993. During 1995, the Company licensed and constructed a new injection well facility at a 400 acre site near Fannett, Texas, which was placed in service in September 1995. To date, three wells have been successfully drilled at this facility. Because of differences between the geology and physical size of the two sites, the Fannett site is expected to provide greater capacity than the Big Hill site. The injection wells at Fannett receive NOW waste from the Company's processing facilities at Port Arthur, as well as from customers in the surrounding area.

      Newpark anticipates that it will open additional injection facilities for both NOW and NORM waste in Louisiana, Mississippi and Texas over the next two to three years. The Company has identified a number of sites in the Gulf Coast region as suitable for development of such disposal facilities, has received permits for one additional well in Texas, and plans to file for additional permit authority in Louisiana. The Company believes that its patented injection technology has application to other markets and waste streams, and has begun preliminary work and analysis to enter the nonhazardous industrial waste market in the future.

      The Company also operates an analytical laboratory in Lafayette, Louisiana, which supports all phases of its environmental services and provides independent laboratory services to the oil and gas industry. These services include analytical laboratory and sampling services, permit application and maintenance services, and environmental site assessment and audit services.

     Mat Rental

      In 1988, the Company acquired the right to use, in Louisiana and Texas, a patented prefabricated interlocking mat system for the construction of drilling and work sites, which has displaced the use of individual hardwood boards. This system is quicker to install and remove, substantially reducing labor costs. It is also stronger, easier to repair and maintain, and generates less waste material during construction and removal than conventional board roads. In 1994, the Company acquired the exclusive right to use this system in the Continental U.S. and in 1996, the Company acquired the exclusive right to use this system worldwide for the life of the patent. The patent is currently granted through 2003. Modifications were made to the patent for which an application , if granted, will significantly extend the life. Newpark provides this service to two markets:

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

      In much of the coastal marsh and inland waters, termed the "transition zone," the high cost associated with access to the site and lack of seismic data has been an obstacle to development, and as a result, the area has been less actively drilled compared to the offshore and land areas. High quality seismic data has become available only through recent improvements in technology. The increased use of advanced seismic data and the computer-enhanced interpretation of that data has enabled Newpark's customers to select exploratory drilling sites with greater likelihood of success, which is expected to provide improved project economics. This enables them to undertake more expensive projects, such as drilling in the transition zone along the Gulf Coast region.

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

      Rerentals. Drilling and work sites are typically rented by the customer for an initial period of 60 days. Often, the customer extends the rental term for additional 30 day periods, resulting in additional revenues to the Company. These rerental revenues provide high margins because only minimal incremental depreciation and maintenance costs accrue to each rerental period. Factors which may increase rerental revenue include: (i) the trend toward increased activity in the "transition zone"; (ii) a trend toward deeper drilling, taking a longer time to reach the desired target; and, (iii) the increased frequency of commercial success, requiring logging, testing, and completion (hook-up), extending the period during which access to the site is required. In the opinion of industry analysts, application of advanced technologies, particularly the use of three-dimensional seismic data, has contributed to these trends.

      Synthetic Mats. All of the established mat patents utilize hardwood to construct mats. Newpark has acquired the rights to a patented synthetic molded mat fabricated from recycled plastic, rubber, and resins. A limited number of pre-production samples of a prototype mat were delivered to Newpark for testing in April 1996. Pending successful results in the testing program and construction by the manufacturer of a production facility (in which Newpark is a minority partner) Newpark expects to begin taking delivery of commercial quantities of these new mats during 1998. No assurances can be given, however, that these mats will be successfully produced or become accepted in the mat rental market or other targeted markets.

     Integrated Services

         Promulgation and enforcement of increasingly stringent environmental regulations affecting drilling and production sites has increased the scope of services required by the oil companies. Often it is more efficient for the site operator to contract with a single company that can provide all-weather site access and provide the required onsite and offsite environmental services and other site services on a fully integrated basis. The Company provides a comprehensive range of services necessary for its customers' oil and gas exploration and production activities. These services include:

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

      Pit Design, Construction and Drilling Waste Management. Where permitted by regulations and landowners, under its Environmentally Managed Pit ("EMP") Program, the Company constructs waste pits at drilling sites and monitors the waste stream produced in drilling operations and the contents and condition of the pits with the objective of minimizing the amount of waste generated on the site. Where possible, the Company disposes of waste onsite by land-farming, through chemical and mechanical treatment of liquid waste and by annular injection into a suitably permitted underground formation. Waste water treated onsite may be reused in the drilling process or, where permitted, discharged into adjacent surface waters.

      Regulatory  Compliance.  Throughout the  drilling  process,  the
Company assists the operator in interfacing with the landowner and regulatory authorities. The Company also assists the operator in obtaining necessary permits and in complying with record maintenance and reporting requirements.

     Site Remediation. The Company provides site remediation services in three distinct markets:

     NOW (Drilling). At the completion of the drilling process, under applicable regulations, waste water on the site may be chemically and/or mechanically treated to eliminate its waste-like characteristics and discharged into surface waters. Other waste that may not remain on the surface of the site may be land-farmed on the site or injected under permit into geologic formations to minimize the need for offsite disposal. Any waste that cannot, under regulations, remain onsite is manifested (in Louisiana) and transported to an authorized facility for processing and disposal at the direction of the generator or customer.

       NOW (Production). The Company also provides services to remediate production pits and inactive waste pits including those from past oil and gas drilling and production operations. The Company provides the following remediation services: (i) analysis of the contaminants present in the pit and a determination of whether remediation is required by applicable state regulation; (ii) treatment of waste onsite, and where permitted, reintroduction of that material into the environment, (iii) removal, containerization and transportation of NOW waste to the Company's processing facility.

       NORM. In January 1994, Newpark became a licensed NORM contractor, allowing the Company to perform site remediation work at NORM contaminated facilities in Louisiana and Texas. Because of the need for increased worker-protective equipment, extensive decontamination procedures and other regulatory compliance issues at NORM sites, the cost of providing such services are materially greater than at NOW facilities, and such services generate proportionately higher revenues and operating margins than similar services at a NOW facility.

      Site Closure. Site closure services are designed to restore a site to its pre-drilling condition, reseeded with native vegetation. Closure also involves delivery of test results indicating that closure has been completed in compliance with applicable regulations. This information is important to the customer because the operator is subject to future regulatory review and audits. In addition, the information may be required on a current basis if the operator is subject to a pending regulatory compliance order.

     General Oilfield Services. The Company performs general oilfield services throughout the Gulf Coast area between Corpus Christi, Texas and Pensacola, Florida. General oilfield services performed by the Company include preparation of work sites for installations of mats, connecting wells and placing them in production, laying flow lines and infield pipelines, building permanent roads, grading, lease maintenance (the maintenance and repair of producing well sites), cleanup and general roustabout services. General oilfield services are typically performed under short-term time and material contracts, which are obtained by direct negotiation or bid.

      Wood Product Sales. The Company purchased a sawmill in Batson, Texas, in October 1992 in order to ensure itself access to adequate quantities of hardwood lumber in support of its mat rental business. The mill's products include lumber, timber, and wood chips, as well as bark and sawdust. Pulp and paper companies in the area supply a large proportion of the hardwood logs processed at the sawmill and, in turn, are the primary customers for wood chips created in the milling process. During 1993, Newpark invested approximately $1.0 million in expansion of the sawmill to increase its capacity for producing wood chips. During 1995, the Company invested an additional $750,000 to install a log watering system to maintain the level of moisture in the wood chips produced, as desired by its customers, and for expanded and improved sawing capacity, which improved both production and efficiency. The Company believes that the capacity of the sawmill will be sufficient to meet its anticipated hardwood lumber needs for the foreseeable future.

International Expansion

       During the first quarter of 1995, the Company initiated participation in a venture which provides mat rental services to the oil and gas industry in Venezuela. During 1996 the Company purchased its minority partners' interests in the Venezuelan operations. As of December 31, 1996, the Company had 21,000 mats in Venezuela. During 1996 the Company shipped 4,000 mats to Algeria in an effort to provide an alternative to the established method of site construction using gypsum and concrete. Depletion of native gypsum deposits near the central oil and gas producing fields have increased the cost of such locations, providing a competitive opportunity for the Company's mats. The Company is currently reviewing additional opportunities for mat rental services and mat sales in various other foreign markets.

Sources and Availability of Raw Materials and Equipment

      Newpark believes that its sources of supply for any materials or equipment used in its businesses are adequate for its needs and that it is not dependent upon any one supplier. No serious shortages or delays have been encountered in obtaining any raw materials.

Patents and Licenses

      Newpark seeks patents and licenses on new developments whenever feasible. On December 31, 1996, Newpark was granted U.S. patents on its NOW and NORM waste processing and injection disposal system. Newpark has the exclusive worldwide license for the life of the patent to use, sell and lease the prefabricated mats that it uses in connection with its site preparation business. The licensor has the right to sell mats in locations where Newpark is not engaged in business, but only after giving Newpark the opportunity to take advantage of the opportunity itself. The license is subject to a royalty which Newpark can satisfy by purchasing specified quantities of mats annually from the licensor.

      The utilization of patented and proprietary technology and systems is an important aspect of the Company's business strategy. For example, the Company relies on a variety of unpatented proprietary technologies and know-how in the processing of NOW. Although the Company believes that this technology and know-how provide it with significant competitive advantages in the environmental services business, competitive products and services have been successfully developed and marketed by others. The Company believes that its reputation in its industry, the range of services offered, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements are of equal or greater competitive significance than its existing proprietary rights.

Dependence Upon Limited Number of Customers

     The Company's customers are principally major and independent oil and gas exploration and production companies operating in the Gulf Coast area, with the vast majority of the Company's customers concentrated in Louisiana and Texas.

     During the year ended December 31, 1996, approximately 30% of the Company's revenues were derived from eight major oil companies, and one other customer accounted for approximately 18% of consolidated revenues. Given current market conditions and the nature of the products involved, management does not believe that the loss of any single customer would have a material adverse effect upon the Company.

      The Company performs services either pursuant to standard contracts or under longer term negotiated agreements. As most of the Company's agreements with its customers are cancelable upon limited notice, the Company's backlog is not significant.

      Newpark does not derive a significant portion of its revenues from government contracts of any kind.

Competition

      The Company operates in several niche markets where it is a leading provider of services. In certain of these key markets, the major competition is often the Company's major customers. Other segments are fragmented and highly competitive with many competitors providing similar services to the industry. The Company believes that the principal competitive factors in its businesses are price, reputation, technical proficiency, reliability, quality, breadth of services offered and managerial experience. The Company believes that it effectively competes on the basis of these factors, and that its competitive position benefits from its proprietary position with respect to the patented mat system used in its site preparation business, its proprietary treatment and disposal methods for both NOW and NORM waste streams and its ability to provide its customers with an integrated well site management program including environmental and general oilfield services.

     It is often more efficient for the site operator to contract with a single company that can prepare the well site and provide the required onsite and offsite environmental services. The Company believes that its ability to provide a number of services as part of a comprehensive program enables the Company to price its services competitively.

      The NOW disposal market is very large. Only a small portion of the total waste generated is taken to a commercial disposal facility and many other methods exist for dealing with the waste stream. In the areas served by the Company there are atEleast 250 permitted commercial facilities, including landfarms, landfills, and injection facilities authorized to dispose of NOW. There are also thousands of infield injection wells owned and operated by oil and gas producers.

Environmental Disclosures

      Newpark has sought to comply with all applicable regulatory requirements concerning environmental quality. The Company has made, and expects to continue to make, the necessary capital expenditures for environmental protection at its facilities but, under current laws and regulations, does not expect that these will become material in the foreseeable future. No material capital expenditures for environmental compliance were made during 1996.

      Newpark derives a significant portion of its revenue from providing environmental services to its customers. These services have become necessary in order for these customers to comply with regulations governing the discharge of materials into the environment. Substantially all of Newpark's capital expenditures made in the past several years and those planned in the foreseeable future are directly or indirectly influenced by the needs of customers to comply with regulations.

Employees

      At February 28, 1997 Newpark employed approximately 600 full and part-time personnel, none of which are represented by unions. Newpark considers its relations with its employees to be satisfactory.

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

      The EPA Region 6 Outer Continental Shelf ("OCS") permit covering oil and gas operations in federal waters in the Gulf (seaward of the Louisiana and Texas territorial seas) was reissued in November, 1992 and modified in December, 1993. The existing permit was combined with a new source permit on August 9, 1996. This permit includes stricter limits for oil and grease concentrations in produced waters to be discharged. These limits are based on the Best Available Treatment ("BAT") requirements contained in the Oil and Gas Offshore Subcategory national guidelines which were published March 3, 1993. Additional requirements include toxicity testing and bioaccumulation monitoring studies of proposed discharges.

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

2) Permits for produced water and produced sand discharges into coastal waters of Louisiana and Texas issued on January 9, 1995 (60

Fed. Reg. 2387).  Coastal means "any water landward of the territorial
seas...  or  any  wetlands  adjacent to  such  waters".   Under  these
regulations all such discharges must cease by January 1, 1997.

3) The Outer Continental Shelf (OCS) permit for the western Gulf of Mexico, covering oil and gas operations in federal waters (seaward of the Louisiana and Texas territorial seas) was reissued in November 1992 and modified in December 1993. The existing permit was combined with a new source permit on August 9, 1996. The combined permits' expiration date is November 18, 1997.

4) A NPDES permit for the territorial seas of Louisiana was proposed on July 19, 1996. The proposed regulations prohibit the discharge of drilling fluids, drill cuttings, and the discharge of produced sand.
Produced water discharges will be limited for oil and grease, toxic metals, organics, and chronic toxicity. The territorial seas part of the Offshore Subcategory begins at the line of ordinary low water along the part of the coast which is in direct contact with the open sea, and extends out three nautical miles. This permit will cover both existing sources and new sources. All discharges in state waters must comply with any more stringent requirements contained in Louisiana Water Quality Regulations, LAC 33.IX.7.708. A similar permit will also be proposed for the Texas territorial seas in the future.

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

      State Regulation. In 1986, the Louisiana Department of Natural Resources promulgated Order 29-B. Order 29-B contains extensive rules governing pit closure and the generation, treatment, storage, transportation and disposal of NOW. Under Order 29-B, onsite disposal of NOW is limited and is subject to stringent guidelines. If these guidelines cannot be met, NOW must be transported and disposed of offsite in accordance with the provisions of Order 29-B. Moreover, under Order 29-B, most, if not all, active waste pits must be closed or modified to meet regulatory standards; those pits that continue to be allowed may be used only for a limited time. A material number of these pits may contain sufficient concentrations of NORM to become subject to regulation by the DEQ. Rule 8 of the Texas Railroad Commission also contains detailed requirements for the management and disposal of NOW and Rule 94 governs the management and disposal of NORM. In addition, the Texas Legislature recently enacted a law that has established an Oilfield Cleanup Fund to be administered by the Texas Railroad Commission to plug abandoned wells if the Commission deems it necessary to prevent pollution, and to control or clean up certain oil and gas wastes that cause or are likely to cause pollution of surface or subsurface water. Other states (New Mexico,
Mississippi, Arkansas) where the Company operates have similar regulations. Oklahoma is presently in the process of drafting NORM oil and gas regulations. Newpark recently received the first specific license to do NORM remediation in Arkansas.

      The Railroad Commission of Texas Rule 91 (16 TAC 3.91) became effective November 1, 1993. This rule regulates the cleanup of spills of crude oil and gas exploration and production activities including transportation by pipeline. In general, contaminated soils must be remediated to oil and grease content of less than 1%.

      Many states maintain licensing and permitting procedures for the construction and operation of facilities that emit pollutants into the air. In Texas, the Texas Natural Resource Conservation Commission (the "TNRCC") requires companies that emit pollutants into the air to apply for an air permit or to satisfy the conditions for an exemption. The Company has obtained certain air permits and believes that it is exempt from obtaining other air permits at its facilities including its Port Arthur, Texas, NOW facility. The Company met with the TNRCC and filed for an exemption in the fall of 1991. A subsequent renewal letter was filed in 1995. Based upon its feedback from the TNRCC, the Company expects that it will continue to remain exempt. However, should it not remain exempt, the Company believes that any remedial actions that the TNRCC may require with regard to non-exempt air emissions would not have a material adverse effect on the financial position or operation of the Company.

      Other Environmental Laws. Newpark may be subject to other federal and state environmental protection laws, including without limitation, the Toxic Substances Control Act, the Surface Mining Control and Reclamation Act ("SMCRA") and the Super Fund Amendments and Reauthorization Act, including the Emergency Planning and Community Right-To-Know-Act. In particular, SMCRA established a nationwide program to regulate surface mining and reclamation, and the surface effects of underground mining. It sets strict reclamation standards and a mandatory enforcement system. While the Company does not currently conduct mining activities, SMCRA reclamation responsibility and corresponding state regulatory programs could apply to any of the facilities in which the Company participated in mining activities in the past. In addition, the Company is subject to the Occupation Safety and Health Act that imposes requirements for employee safety and health and applicable state provisions adopting worker health and safety requirements. Moreover, it is possible that other developments, such as increasingly stricter environmental, safety and health laws, and regulations and enforcement policies thereunder, could result in substantial additional regulation of the Company and could subject to further scrutiny the Company's handling, manufacture, use or disposal of substances or pollutants. The Company cannot predict the extent to which its operations may be affected by future enforcement policies as applied to existing laws or by the enactment of new statutes and regulations.

Risk Management

      The  Company's  business exposes it to substantial  risks.   For
example, the Company's environmental services routinely involve the handling, storage and disposal of nonhazardous regulated materials and waste, and in some cases, handling of hazardous regulated materials and waste for its customers which are generators of such waste. The Company could be held liable for improper cleanup and disposal, which liability could be based upon statute, negligence, strict liability, contract or otherwise. As is common in the oil and gas industry, the Company often is required to indemnify its customers or other third-parties against certain risks related to the services performed by the Company, including damages stemming from environmental contamination.

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

Forward-Looking Statements

      The foregoing discussion contains Oforward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. There are risks and uncertainties that could cause future events and results to differ materially from those anticipated by management in the forward-looking statements included in this report. Among these risks and uncertainties are (a) the level of exploration for and production of oil and gas and the industry's willingness to spend capital on environmental and oilfield services; (b) oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital; (c) domestic and international political, military, regulatory and economic conditions; (d) other risks and uncertainties generally applicable to the oil and gas exploration and production industry; and (e) any rescission or relaxation of existing regulations affecting the disposal of NOW and NORM, failure of governmental authorities to enforce such regulations or the ability of industry participants to avoid or delay compliance with such regulations. For further information regarding these and other factors, risks and uncertainties affecting the Company, reference is made to the section entitled "Risk Factors", on pages 9 and 10 of the Prospectus dated August 6, 1996, included in the Company's Registration Statement on Form S-3 (File No. 333-05805).

ITEM 2. Properties

      Newpark's corporate offices in Metairie, Louisiana, are occupied at an annual rental of approximately $125,000 under a lease expiring in December 1997.

     During 1996, the Company acquired an office building in Lafayette,
Louisiana, to  house  the  administrative  offices  of  two   of   its
subsidiaries.

      The Company's Port Arthur, Texas, NOW and NORM facility is subject to annual rentals aggregating approximately $500,000 under three separate leases. A total of 6.0 acres are under lease with various expiration dates from June 1997 to September 2002, all with extended options to renew.

      The Company owns two injection disposal sites in Jefferson County, Texas, one on 50 acres of land and the other on 400 acres. Eight wells are currently operational at these sites. On January 2, 1997 the Company completed the purchase of 120 acres located adjacent to one of the disposal sites. The Company plans to use this property as an industrial waste injection disposal facility.

      The Company maintains a fleet of fifty-one barges of which nineteen are owned by the Company, eight are on daily rental agreements, ten are under 10-year lease terms, four are under 7-year terms and ten are under 5-year lease terms. The barges are used to transport waste to processing stations and are certified for this purpose by the U. S. Coast Guard. Annual rentals under the barge leases totaled approximately $1,900,000 during 1996.

      Additional facilities are held under short-term leases with annual rentals aggregating approximately $725,000 during 1996. The Company believes that its facilities are suitable for their respective uses and adequate for current needs.

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

    The Company has been identified by the EPA as a potentially responsible party in a CERCLA action, based on its contribution of oilfield waste to three disposal sites. In the first case, the Company was the largest volume contributor of waste to the Disposal Services, Inc. Clay Point site, located in southern Mississippi. The Company has resolved its liability by its voluntary participation in a consent decree with the EPA, and payment of $158,900 in 1992 as its pro rata share of the removal costs. Two other facilities operated by the same company, the Lee Street and Woolmarket sites, are not subject to any enforcement action by a federal regulatory agency, and the EPA has specifically declined pursuing an action for remediation of these two facilities. However, the Mississippi Department of Environmental Quality is overseeing a continued, voluntary cleanup at the three sites.

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


     Period                                 High      Low
     ______                                 ____      ___
1995

1st Quarter                               $ 26.00    $14.75
2nd Quarter                               $ 24.25    $20.25
3rd Quarter                               $ 23.25    $17.00
4th Quarter                               $ 22.86    $15.50

1996

1st Quarter                               $ 29.875   $19.625
2nd Quarter                               $ 37.875   $28.75
3rd Quarter                               $ 39.00    $31.00
4th Quarter                               $ 38.25    $32.375


      At December 31, 1996, the Company had 4,019 stockholders of record.

ITEM 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION

      The following tables set forth selected consolidated financial information with respect to Newpark for the five years ended December 31, 1996. The selected consolidated financial information for the five years ended December 31, 1996 is derived from the audited consolidated financial statements of Newpark. Information with respect to this item can also be found in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Notes to Consolidated Financial Statements."


                                         Years Ended December 31,
                           ____________________________________________________
                             1996          1995       1994      1993     1992
                           ____________________________________________________
                                    (In thousands, except Per Share data)
Consolidated Statements
  of Income Data:
Revenues                   $121,542      $  97,982   $79,632   $56,330  $49,457
Cost of services provided    73,911         64,467    56,259    42,581   36,860
Operating costs               9,700          9,414     7,277     6,557    5,519
General and administrative
  expenses                    2,920          2,658     3,231     2,129    1,963
Restructure expense           2,432              -         -         -        -
Provision for uncollectible
  accounts and notes
  receivable                    739            463       974       671      154
                            _______        _______   _______    ______   ______
Operating income from
  continuing operations      31,840         20,980    11,891     4,392    4,961
Interest income                (216)          (183)      (78)        -      (18)
Interest expense              3,808          3,740     2,660     1,274      847
Non-recurring expense             -            436         -         -        -
                            _______        _______   _______    ______   ______

Income from continuing
  operations before
  provision for income
  taxes                      28,248         16,987     9,309     3,118    4,132
Provision (benefit) for
  income taxes                9,795          4,751       (85)   (1,670)      51
                            _______        _______   _______    ______   ______

Income from continuing
  operations
  extraordinary items        18,453         12,236     9,394     4,788    4,081
Income  (loss)  from
  discontinued operations         -              -         -    (2,366)   1,205
                            _______        _______   _______    ______   ______

Net income                  $18,453        $12,236    $9,394   $ 2,422   $5,286
                            =======        =======   ========   ======   ======

Income (loss) per
  common  and common
  equivalent shares:
  Primary
  Continued operations        $1.46         $ 1.13     $ .93     $ .49     $.43
  Discontinued operations         -              -         -      (.24)     .12
                            _______        _______   _______    ______   ______

  Net income per common
    share                    $ 1.46         $ 1.13     $ .93     $ .25     $.55

                            =======        =======   ========   ======   ======

  Fully Diluted
  Continued operations       $ 1.46         $ 1.13     $ .92     $ .49     $.43
  Discontinued operations         -              -         -      (.24)     .12
                            _______        _______   _______    ______   ______

  Net income per common
    share                    $ 1.46         $ 1.13     $  .92    $ .25     $.55
                            =======        =======   ========   ======   ======

Weighted average common
  and common equivalent
  shares outstanding
  Primary                    12,616         10,828     10,111    9,690    9,564
                            =======        =======   ========   ======   ======
  Filly Diluted              12,666         10,870     10,192    9,690    9,564
                            =======        =======   ========   ======   ======




                                               December 31,
____________________________________________________________________________
(In thousands)              1996        1995      1994      1993      1992
____________________________________________________________________________
Consolidated Balance Sheet Data:
Working capital            $30,094     $32,108   $13,585   $ 5,361   $ 4,900
Total assets               282,518     152,747   110,756    90,316    75,478
Short-term debt              9,925       7,911    10,032    14,928    12,212
Long-term debt              34,612      46,724    28,892    12,446    10,432
Shareholders' equity       203,154      77,518    63,699    53,353    45,658



ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the Company's financial condition, results of operations, liquidity and capital resources should be read in conjunction with the "Consolidated Financial Statements" and the "Notes to Consolidated Financial Statements" included elsewhere in this report.

Overview

      Since 1990, Newpark has concentrated on expanding and further integrating its environmental service capabilities. The Company has made the following steps toward this goal:

  o In 1991, the Company completed the current NOW processing plant at Port Arthur, Texas.

  o In 1993, the Company placed in service its first injection well facility for underground disposal of NOW.

  o In 1994, the Company obtained a permit to process NORM waste for disposal.

  o In 1994, the Company began to offer temporary worksite installation and mat rental services utilizing its proprietary prefabricated mat system outside of the oil and gas industry in connection with pipeline construction, electrical power distribution and highway construction projects, in environmentally sensitive "wetlands" and other areas where unstable soil conditions exist.

  o In 1995, the Company commenced offering mat rental services in foreign markets and in 1996 continued to expand and develop its presence in foreign markets.

  o During 1996, the Company also entered into a joint venture to manufacture and market a synthetic mat for use in markets similar to those presently served as well as new markets.

  o On May 22, 1996, the Company obtained a permit for the direct injection of NORM.

  o On August 12, 1996, the Company purchased the marine-related NOW business of Campbell Wells, Ltd.

  o On December 31, 1996, the Company obtained a patent on its injection process.

  o Subsequent to December 31, 1996, the Company purchased SBM Drilling Fluids Management, Inc. through which the Company is recycling a portion of the material it receives as waste.

     The Baker-Hughes Rotary Rig Count has historically been viewed as the most significant single indicator of oil and gas drilling activity in the domestic market. The U. S. rig count for the last three years is reflected in the table below. Newpark's key market area includes
(i) South Louisiana Land, (ii) Texas Railroad Commission Districts 2 and 3, (iii) Louisiana and Texas Inland Waters and (iv) Offshore Gulf of Mexico rig count measurement areas. The rig count trend in the Company's primary market has tracked the national trend as set forth in the table below:



                        1996  1995   1994      1Q96   2Q96  3Q96   4Q96
                        ____  ____   ____      ____   ____  ____   ____
 U.S. Rig Count         779   723    774       708    760    803    845
 Newpark's key market   208   194    202       189    210    217    219
 Newpark's key market
   to total            26.7% 26.8%  26.1%     26.7%  27.6%  27.0%  25.9%



      The decline in the South Louisiana and Texas land rig count from 1994 through the first nine months of 1996 created downward price pressure on the site preparation and mat rerental businesses of the Company. Prices were also negatively impacted by a significant shift in land drilling activity toward the Austin Chalk area. The Austin Chalk is further inland and drilling locations less frequently require use of the Company's mat system. This downward price pressure did not begin to reverse until the fourth quarter of 1996 as shortages of equipment and supporting services in the land market began to appear as a result of increased land drilling activity. In addition, the Company was able to modify a portion of its mat fleet which allowed the Company to compete with native rock foundations typically used in the inland areas, such as the Austin Chalk.

     Despite the decline in rig activity, the volume of waste received by Newpark increased primarily due to: (i) the recovery of the remediation market following implementation of NORM regulations; and,
(ii) new, more stringent regulations governing the discharge of drilling and production waste in the coastal and inland waters and in the offshore Gulf of Mexico. The volume of waste processed by the Company in 1996 increased significantly over 1995 primarily as a result of the acquisition of the Campbell Wells marine-related business.

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

Results of Operations

      The following table represents revenue by product line, for each of the three years ended December 31, 1996, 1995 and 1994. The product line data has been reclassified from prior years' presentation in order to more effectively distinguish the offsite waste processing and mat rental services, in which the Company maintains certain proprietary advantages, from its other service offerings.



                                      Years Ended December 31,
                                      (Dollars in thousands)

                                1996           1995            1994
                           _____________   _____________   _____________

Revenues by product line:
 Offsite waste processing  $44,905  36.9%  $31,126  31.8%  $20,738   26.1%
 Mat rental services        32,757  27.0    30,775  31.4    23,048   28.9
   Integrated  services     42,520  35.0    34,481  35.2    34,246   43.0
   Other                     1,360   1.1     1,600   1.6     1,600    2.0
                           _______ _____    ______ _____    ______  _____
      Total  revenues     $121,542 100.0%  $97,982 100.0%  $79,632  100.0%
                           ======= =====    ====== =====    ======  ======



Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Revenues

      Total revenues increased to $121.5 million in 1996 from $98.0 million in 1995, an increase of $23.6 million or 24.0%. The components of the increase by product line are as follows: (i)
offsite waste processing revenues increased $13.8 million, as NOW revenue increased $11.1 million and NORM revenue increased $2.7 million. The volume of NOW waste processing increased by 1,051,000 barrels or 36% to 3,956,000 barrels from 2,905,000 in 1995. In addition to the increased volume, the Company benefited from increased NOW prices. The volume of NORM waste processed grew to 143,500 barrels from 70,000 barrels in 1995 while pricing declined due to increased volume of lower priced remediation projects made possible by the new direct injection license; (ii) mat rental service revenue grew by $2.0 million or 6.4% due primarily to sales of mats for nonoilfield applications; (iii) integrated services increased $8.0 million due to increased onsite environmental management and other services incidental to site preparation activities coupled with increased wood product sales.

Operating Income

      Operating income increased by $10.9 million or 51.8% to $31.8 million in 1996 compared to $21.0 million in 1995. Operating margin improved to 26.2% in 1996 as compared to 21.4% in 1995. The increase resulted primarily from offsite waste processing revenues.

      General and administrative expenses decreased as a proportion of revenue to 2.4% in 1996 from 2.7% in 1995 and increased in absolute amount by $262,000.

      During 1996, the Company recorded a restructure charge in the amount of $2.4 million. Approximately $1.8 million was related to the restructuring of certain of the Company's NOW processing operations and staffing changes to facilitate the integration of its operations with those recently acquired from Campbell Wells. The Company recognized an additional $.6 million of non-recurring costs associated with the termination of processing operations at its original NORM facility at Port Arthur, Texas and the partial closure of the site.

Interest Expense

      Interest expense was substantially unchanged at $3.8 million in 1996 compared to $3.7 million in 1995.

     Provision for Income Taxes

      For 1996 and 1995, the Company recorded income tax provisions of $9.8 million and $4.8 million for effective rates of 34.7% and 28.0%, respectively. The 1995 provision reflects the benefit realized from federal tax carryforwards which were fully utilized in 1995.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Revenues

      Total revenues increased to $98.0 million in 1995 from $79.6 million in 1994, an increase of $18.4 million or 23.0%. The components of the increase by product line are as follows: (i) offsite waste processing revenues increased $10.4 million, as NOW revenue increased $5.5 million, due almost exclusively to additional volume, and NORM processing revenue increased to $6.0 million on approximately 70,000 barrels in the full year 1995 from $1.2 million and 15,000 barrels in the two months of operations during 1994; (ii) mat rental revenue increased $7.7 million, or 34% due to two factors: (a) increased volume installed at similar pricing compared to the prior year, and,
(b) an increase in revenues from extended rerentals of $3.6 million resulting from the longer use of sites, consistent with the trend toward deeper drilling. The size of the average location installed in 1995 grew 17% from the prior year, primarily the result of the trend toward deeper drilling in more remote locations, requiring larger sites to accommodate increased equipment and supplies on the site;
(iii) integrated service revenue increased $.2 due to the increased level of site preparation work incident to the rental of mats in the oilfield segment of that business.

Operating Income from Continuing Operations

      Operating income from continuing operations increased by $9.1 million or 76.4% to total $21.0 million in the 1995 period compared to $11.9 million in the prior year, representing an improvement in operating margin to 21.4% in 1995 compared to 14.9% in 1994.

      Primary components of the increase included: (i) approximately $2.9 million related to the effect of volume increases in both NOW and NORM processing; (ii) $3.6 million from increased mat rerentals, and,
(iii) $1.3 million resulting from the increase in the volume of mats rented at similar margins, and, (iv) an approximate $200,000 increase in operating profit on better gross margin mix from wood product sales.

      The decline of $573,000 in general and administrative expenses reflects the effect of approximately $600,000 of prior year charges for legal costs incurred in an appeal of an expropriation matter. Additionally, the provision for uncollectible accounts was $511,000 less in the 1995 period as compared to the 1994 period.

Interest Expense

      Interest expense increased to $3.7 million in 1995 from $2.7 million in 1994. The increase is a result of an increase in borrowings, proceeds of which were used to fund continued additions to productive capacity, including the Company's waste processing facilities, its prefabricated board road mats, and additions to inventory, primarily at the sawmill facility.

Non-recurring Expense

       Results  for  1995  include  $436,000  of  non-recurring   cost
associated with a proposed merger which was not completed.

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

Liquidity and Capital Resources

      The Company's working capital position remained relatively constant during the year ended December 31, 1996 as compared to 1995. Key working capital data is provided below:


                                     Year Ended December 31,
                                     _______________________
                                       1996           1995
                                      ______         ______
       Working Capital (000's)       $30,094        $32,108
       Current Ratio                    1.94            2.3



      During 1995, the Company's working capital needs were met primarily from operating cash flow.

      On August 12, 1996, the Company completed the sale of 3,450,000 shares of its common stock, generating net proceeds of $98.1 million. A total of $70.5 million was used to complete the acquisition of the marine-related nonhazardous oilfield waste NOW collection operations of Campbell Wells. The remaining proceeds were used to repay $19.0 million of borrowings under the Company's credit facility and provide working capital of $8.6 million. The Company has no plans to sell additional equity securities at this time.

      During 1996, the Company's operating activities generated $26.8 million of cash flow. Net proceeds of the recent equity offering in excess of Campbell Wells asset purchase amount, coupled with the $26.8 million generated by operations and net new borrowings (since the offering) of $11.8 million were used to fund the Company's investing activities. Exclusive of the Campbell acquisition the majority of the funds used in investing activities were utilized for the purchase of board road mats and the expansion of waste disposal facilities, which is reflected in the increase in property, plant and equipment. In addition, the Company purchased its joint venture partners' interest in international mat operations and purchased additional patent rights in the Company's proprietary business, which is reflected in the increase of other assets.

      During the year ended December 31, 1996, the Company entered into two transactions which were primarily non-cash in nature for the acquisition of additional patent and other rights for use in the Company's proprietary business operations. The acquisition of these items is reflected in the increase in other assets and the increase in shareholders' equity coupled with the increase in deferred taxes payable.

      The Company also sold the facility and certain equipment to the operator of the Company's former marine service business. These assets  were  being leased by the operator and were  subject  to  debt obligations, which were assumed by the purchaser at closing. In addition to the extinguishment of these debt obligations, Newpark received $1.2 million in cash in the transaction.

      On June 29, 1995, Newpark entered into a new credit agreement with a group of three banks, providing a total of up to $50 million of term financing consisting of a $25 million term loan to be amortized over five years and a $25 million revolving line of credit. At Newpark's option, these borrowings bear interest at either a specified prime rate or LIBOR rate, plus a spread which is determined quarterly based upon the ratio of Newpark's funded debt to cash flow. The credit agreement requires that Newpark maintain certain specified financial ratios and comply with other usual and customary requirements. Newpark was in compliance with all of the convenants in the credit agreement at December 31, 1996.

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

      The revolving line of credit matures December 31, 1998. In November 1996, an amendment to the credit facility was approved which:
(i)   eliminated   the   requirement  of   periodic   borrowing   base
calculations; (ii) eliminated monthly financial reporting requirements; (iii) relaxed certain restrictions on guarantees and outside indebtedness; and, (iv) increased availability of borrowings under the facility. This amendment had the affect of increasing the availability to the full $25 million. At December 31, 1996, $1.8 million of letters of credit were issued and outstanding under the line and an additional $11.8 million had been borrowed and was outstanding thereunder.

      Subsequent to December 31, 1996, the banks providing the credit facility approved a $10 million increase in the facility. The $10 million increase involves a new term note for $5 million with twenty equal quarterly payments of principal plus interest commencing June 30, 1997 with an initial maturity date of December 31, 1998. The proceeds of this new loan will be used to reduce the outstanding balance on the revolving line of credit portion of the facility. In addition, the revolving line of credit will increase from $25 million to $30 million.

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

Deferred Tax Asset

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This standard requires, among other things, recognition of future tax benefits measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax basis of assets and liabilities and to tax net operating loss and credit carryforwards to the extent that realization of such benefits is more likely than not. Management believes that the recorded deferred tax assets ($12,889,000 at December 31, 1996) are realizable through reversals of existing taxable temporary differences.

ITEM 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Newpark Resources, Inc.

We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule for the years ended December 31, 1996, 1995 and 1994 listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Newpark Resources, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the years ended December 31, 1996, 1995 and 1994, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 21, 1997
                                 45



Newpark Resources, Inc.
Consolidated Balance Sheets
 December 31
_________________________________________________________________
(In thousands, except share data)               1996       1995
_________________________________________________________________
ASSETS

Current assets:
 Cash and cash equivalents                    $ 1,862    $ 1,018
 Accounts and notes receivable, less
  allowance of $1,695 in 1996 and
  $768 in 1995                                 43,529     39,208
 Inventories                                    6,144     11,996
 Deferred tax asset                             8,111      2,701
 Other current assets                           2,424      1,387
                                               ______     ______
  Total current assets                         62,070     56,310


Property, plant and equipment, at
 cost, net of accumulated depreciation        113,891     85,461
Cost in excess of net assets of purchased
 businesses and identifiable intangibles,
 net of accumulated amortization                83,512     4,340
Other assets                                    23,045     6,636
                                               ______     ______

                                              $282,518  $152,747
                                               =======   =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable                                $   647    $   169
 Current maturities of long-term debt           9,278      7,742
 Accounts payable                              10,845     11,664
 Accrued liabilities                            9,741      3,462
 Current taxes payable                          1,465      1,165
                                               ______     ______

  Total current liabilities                    31,976     24,202

Long-term debt                                 34,612     46,724
Other non-current liabilities                   2,644        285
Deferred taxes payable                         10,132      4,018
Commitments and contingencies (See Note J)          -          -

Shareholders' equity:
 Preferred Stock, $.01 par value,
  1,000,000 shares authorized, no
  shares outstanding                                -          -
 Common Stock, $.01 par value,
  20,000,000 shares authorized,
  14,527,616 shares outstanding in 1996
  and 10,634,177 in 1995                          144        105
 Paid-in capital                              251,699    144,553
 Retained earnings (deficit)                  (48,689)   (67,140)
                                               ______     ______

  Total shareholders' equity                  203,154     77,518
                                              _______     ______

                                             $282,518  $ 152,747
                                              =======    =======





       See accompanying Notes to Consolidated Financial Statements.

                                 46


Newpark Resources, Inc.
Consolidated Statements of Income
Years Ended December 31
____________________________________________________________________________
(In thousands, except per share data)                1996     1995     1994
____________________________________________________________________________
Revenues                                          $121,542 $ 97,982 $ 79,632
Operating costs and expenses:
 Cost of services provided                          73,911   64,467   56,259
 Operating costs                                     9,700    9,414    7,277
                                                   _______   ______   ______
                                                    83,611   73,881   63,536

General and administrative expenses                  2,920    2,658    3,231
Restructure expense                                  2,432        -        -
Provision for uncollectible accounts and
 notes receivable                                      739      463      974
                                                   _______   ______   ______

Operating income                                    31,840   20,980   11,891
Interest income                                       (216)    (183)     (78)
Interest expense                                     3,808    3,740    2,660
Non-recurring expense                                    -      436        -
                                                   _______   ______   ______

Income before income taxes                          28,248   16,987    9,309

Provision (benefit) for income taxes                 9,795    4,751      (85)
                                                   _______   ______   ______

Net income                                        $ 18,453 $ 12,236 $  9,394
                                                   =======   =======  ======

Weighted average common and common
 equivalent shares outstanding:
 Primary                                            12,616   10,828   10,111
                                                   =======   =======  ======

 Fully diluted                                      12,666   10,870   10,192
                                                   =======   =======  ======


Net income per common and
  common equivalent share:
 Primary                                           $  1.46  $  1.13  $   .93
                                                   =======   =======  ======

 Fully diluted                                     $  1.46  $  1.13  $   .92
                                                   =======   =======  ======





      See accompanying Notes to Consolidated Financial Statements.



Newpark Resources, Inc.
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 1994, 1995 and 1996
_______________________________________________________________________________
                                                          Retained
                                    Common     Paid-In    Earnings
(In thousands)                      Stock      Capital    (Deficit)   Total

Balance, January 1, 1994        $        98 $   133,301 $  (80,046) $  53,353

 Employee stock options                   1         950          -        951
 Other                                    -           1          -          1
 Net income                               -           -      9,394      9,394
                                 ____________________________________________

Balance, December 31, 1994               99     134,252    (70,652)    63,699

 Employee stock options                   1       1,582          -      1,583
 Stock dividend                           5       8,719     (8,724)         -
 Net income                               -           -     12,236     12,236
                                 ____________________________________________

Balance, December 31, 1995              105     144,553    (67,140)    77,518

 Employee stock options                   3       4,953         (2)     4,954
 Public offering                         35      96,354          -     96,389
 Acquisitions                             1       5,839          -      5,840
 Net income                               -           -     18,453     18,453
                                 ____________________________________________

Balance, December 31, 1996      $    144    $  251,699  $  (48,689) $ 203,154
                                 =======     =========   =========   ========





        See accompanying Notes to Consolidated Financial Statements.




Newpark Resources, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31
______________________________________________________________________
(In thousands )                             1996     1995      1994
______________________________________________________________________
Cash flows from operating activities:
Net income                               $ 18,453  $ 12,236  $  9,394
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
 Depreciation and amortization             17,148     9,967     7,370
 Provision for doubtful accounts              739       463       974
 Provision (benefit) from deferred
  income taxes                              4,740     3,217      (200)
 Loss (gain) on sales of assets                 -        80        (9)
Change in assets and liabilities net
 of effects of acquisitions:
 Increase in accounts and notes
  receivable                               (6,169)  (17,129)   (3,723)
 Decrease (increase)  in inventories        1,471    (4,897)      739
 Decrease (increase) in other assets          184    (1,536)   (1,839)
 (Decrease) increase in accounts payable   (2,289)    2,577      (677)
 (Decrease) increase in accrued
   liabilities and other                   (7,514)    2,096      (937)
                                          _______   _______   _______
  Net cash provided by operating
   activities                              26,763     7,074    11,092
                                          _______   _______   _______

Cash flows from investing activities:
 Capital expenditures                     (43,734)  (23,989)  (23,149)
 Disposal of property, plant and
  equipment                                 1,466       564        97
 Investment in joint venture               (4,406)   (1,094)        -
 Payments received on notes receivable        440       249        30
 Advances on notes receivable                (112)     (227)   (1,000)
 Purchase of Campbell Wells assets        (70,330)        -         -
 Purchase of patents                       (5,700)        -         -
 Purchase of partners' joint
  venture interest                         (1,131)        -         -
 Proceeds from sale of net assets
  of discontinued operations                    -         -       661
                                          _______   _______   _______

  Net cash used in investing activities  (123,507)  (24,497)  (23,361)
                                          _______   _______   _______

Cash flows from financing activities:
 Net borrowings on lines of credit          3,399    20,796       492
 Principal payments on notes payable,
   capital lease obligations and
   long-term debt                         (12,189)  (20,170)  (10,109)
 Proceeds from issuance of  debt            3,359    14,828    21,167
 Proceeds from conversion of stock
   options                                  4,953     1,266       897
 Proceeds from issuance of stock,
   net of expenses                         98,066         -         -
 Other                                          -       317        55
                                          _______   _______   _______

  Net cash provided by financing
    activities                             97,588    17,037    12,502
                                          _______   _______   _______

Net increase (decrease) in cash
  and cash equivalents                        844      (386)      233

Cash and cash equivalents at
  beginning of year                         1,018     1,404     1,171
                                          _______   _______   _______

Cash and cash equivalents at
  end of year                             $ 1,862   $ 1,018   $ 1,404
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

Fair Value Disclosures. Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the fair value of all significant financial instruments. The estimated fair value amounts have been developed based on available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, such estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. After such analysis, management believes the carrying values of the Company's significant financial instruments (consisting of cash and cash equivalents, receivables, payables and long-term debt) approximate fair values at December 31, 1996 and 1995.

Inventories. Inventories are stated at the lower of cost (principally average and first-in, first-out) or market. Such inventories consist of logs, supplies, and board road lumber. Board road lumber is amortized on the straight-line method over its estimated useful life of approximately one year.

Depreciation and Amortization. Depreciation of property, plant and equipment, including interlocking board road mats, is provided for financial reporting purposes on the straight-line method over the estimated useful lives of the individual assets which range from three to forty years. For income tax purposes, accelerated methods of depreciation are used.

     The cost in excess of net assets of purchased businesses ("excess cost") is being amortized on a straight-line basis over twenty-five to forty years, except for $2,211,000 relating to acquisitions prior to 1971 that is not being amortized. Management of the Company periodically reviews the carrying value of the excess cost in relation to the current and expected operating results of the businesses which benefit therefrom in order to assess whether there has been a permanent impairment of the excess cost of the net purchased assets. Accumulated amortization on excess cost was $1,253,000 and $437,000 at December 31, 1996 and 1995, respectively.

Revenue  Recognition.     Revenues from certain contracts,  which  are
typically of short duration, are reported as income on a percentage-of-completion method. Contract revenues are recognized in the proportion that costs incurred bear to the estimated total costs of the contract. When an ultimate loss is anticipated on a contract, the entire estimated loss is recorded. Included in accounts receivable are unbilled revenues in the amounts of $6,600,000 and $8,600,000 at December 31, 1996 and 1995, respectively, all of which are due within a one year period.

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

Non-recurring Expense.    Results for the 1995 period include $436,000
of non-recurring cost associated with a proposed merger which was not completed.

Interest Capitalization. For the years ended December 31, 1996, 1995 and 1994 the Company incurred interest cost of $4,323,000, $4,198,000, and $2,805,000 of which $515,000, $458,000, and $145,000 was capitalized, respectively, on qualifying construction projects.

Income Per Share. Primary and fully diluted net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents consist of stock options.

Stock-Based Compensation. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has adopted the disclosure-only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note H.

Reclassifications.   Certain reclassifications of prior  year  amounts
have been made to conform to the current year presentation.

B.   Acquisitions and Dispositions

      On August 12, 1996, the Company acquired from Campbell Wells, Ltd. ("Campbell") substantially all of the non-landfarm assets and certain leases associated with five transfer stations located along the Gulf Coast and three receiving docks at the landfarm facilities operated by Campbell for cash consideration of $70.5 million. This acquisition has been accounted for under the purchase method and the results of the operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over assets acquired of $77.2 million, of which $68.7 million is being amortized on a straight-line basis over 35 years, and $8.5 million is being amortized on a straight-line basis over 25 years.

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Campbell as if the acquisition and the related equity offering had occurred January 1, 1995.


______________________________________________________________________
(In thousands except per share amounts)      1996              1995
______________________________________________________________________
Revenues                                  $138,321          $116,819
Net income                                  20,410            15,712
Net income per common and                 ========          ========
   common equivalent share:
        Primary                            $ 1.62            $ 1.14
     Fully diluted                           1.61              1.13
======================================================================


      These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill, the net effect on operating costs related to the combined operations, reduced interest expense as a result of debt reduction from the proceeds of the offering, and the net impact of the above adjustments on income tax expense. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1995, or of future results of operations of the consolidated entities.

      Concurrent with the Campbell acquisition, the Company entered into an agreement to provide a certain volume of waste over a future period to Campbell. See further discussion in Note J.

     In conjunction with this acquisition and the acquisition of a new waste disposal license, the Company recorded a third quarter restructure charge of $2.4 million, $1.6 million after taxes, or $0.12 per common share. A total of approximately $1.8 million was related to the restructuring of certain of the Company's NOW processing operations and staffing changes to facilitate the integration of its operations with those recently acquired by Campbell. The Company recognized an additional $.6 million of non-recurring costs associated with the termination of processing operations at its original NORM facility at Port Arthur, Texas and the partial closure of the site.

      On August 29, 1996, the Company sold the land, buildings and certain equipment comprising substantially all of the assets of its former marine repair operation to the operator of the facility and refinanced certain advances previously made to the operator. The assets sold had previously been subject to an operating lease to the same party, and the purchase was made under the terms of a purchase option granted in the original lease. The sales price of approximately $16.0 million represents the net book value of the assets sold and refinanced. The consideration received included $1.2 million in cash, $7.2 million in notes receivable, and $7.6 million in debt obligations, which were assumed by the operator. The notes receivable are included in other assets and have been recorded at their estimated fair value which approximates the amount at which they can be prepaid at the operator's option during the term of the notes. The notes receivalbe include two notes, and one of which is in the face amount of $8,534,000, bears interest at 5.0% per annum, with interest and principal payable at September 30, 2003. The second note is in the face amount of $600,000, bears interest at 8.0% per annum and is payable in monthly and annual installments of principal and interest through September 30, 2003. Both notes are secured by a second lien on the assets sold as well as certain guarantees of the operator. The Company has guaranteed certain of the debt obligations of the operator, which is limited to a maximum of $10 million and reduces proportionately with debt repayments made by the operator.

C.   Property, Plant and Equipment

      The Company's investment in property, plant and equipment at December 31, 1996 and 1995 is summarized as follows:


______________________________________________________________________
(In thousands)                               1996              1995
______________________________________________________________________
Land                                       $2,411           $5,072
Buildings and improvements                 17,258           30,172
Machinery and equipment                    52,486           44,062
Board road mats                            78,881           46,386
Other                                       2,422            2,537
                                          _______          _______
                                          153,458          128,229
Less accumulated depreciation             (39,567)         (42,768)
                                          _______         ________
                                         $113,891         $ 85,461
======================================================================

D.   Credit Arrangements and Long-Term Debt

     Credit arrangements and long-term debt consisted of the following at December 31, 1996 and 1995:


______________________________________________________________________
(In thousands)                                 1996            1995
______________________________________________________________________
Bank - line of credit                       $11,778         $18,378
Bank - term note                             27,223          25,000
Building loan                                 1,799             482
Acquisition financing due in 1999 with an
   interest rate of 7%                        1,375               -
Assets subject to lease, financed through
  2001 with an interest rate of 10.1%             -           8,075
Acquisition financing due in 1996 with an
   interest rate of 8%                            -             327
Other, principally installment notes secured by
  machinery and equipment, payable through
   2001 with interest at 3.3% to 13.5%        1,715            2,204
                                             ______           ______
                                             43,890           54,466


Less: current maturities of long-term debt   (9,278)         (7,742)
                                             _______        ________
Long-term portion                            $34,612        $ 46,724
=======================================================================


      The Company maintains a $60.0 million bank credit facility with $25.0 million in the form of a revolving line of credit commitment and $35.0 million in a term note. The credit facility is secured by a pledge of substantially all of the Company's accounts receivable, inventory and property, plant, and equipment. It bears interest at either a specified prime rate (8.25% at December 31, 1996) or the LIBOR rate (5.563% at December 31, 1996) plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The average interest rate for the year ended December 31, 1996 was 7.41%. The line of credit requires monthly interest payments and matures on December 31, 1998. At December 31, 1996, $1.8 million of letters of credit were issued and outstanding, leaving a net of $23.2 million available for cash advances under the line of credit, against which $11.8 million had been borrowed. The outstanding balance on the term note at December 31, 1996 was $27.2 million. The term loan was used to refinance existing debt and requires monthly interest installments and seventeen equal quarterly principal payments which commenced March 31, 1996. The term loan bears interest at the Company's option of either a specified prime rate or LIBOR rate, plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The average interest rate for the year ended December 31, 1996 was 7.82%. The credit facility requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. The Company was in compliance with the agreement at December 31, 1996.

      In November 1996, an amendment to the credit facility was approved by the banks, which eliminated the monthly borrowing base determination, reduced certain of the restrictive and compliance covenants contained in the facility, and reduced the frequency of financial reporting.

     Subsequent to December 31, 1996, the banks providing the credit facility approved a $10 million increase in the facility. The $10 million increase involves a new term note for $5 million with twenty equal quarterly payments of principal plus interest commencing June 30, 1997 with an initial maturity date of December 31, 1998. The proceeds of this new loan will be used to reduce the outstanding balance on the revolving line of credit portion of the facility. In addition, the revolving line of credit will increase from $25 million to $30 million.

     Maturities of long-term debt are $9,278,000 in 1997, $20,793,000 in 1998, $8,466,000 in 1999, $4,105,000 in 2000, $180,000 in 2001 and
$1,068,000 thereafter.

E.   Income Taxes

       The provision for income taxes charged to operations is principally U. S. Federal tax as follows:


                                     Year Ended December 31,
_______________________________________________________________________
(In thousands)                       1996        1995       1994
_______________________________________________________________________
Current tax expense                 $3,626     $1,534     $  115
Deferred tax expense (benefit)       6,169      3,217       (200)
                                    ______    _______     ______
Total provision (benefit)           $9,795    $ 4,751       $(85)
========================================================================


      The deferred tax expense (benefit) includes a decrease in the valuation allowance for deferred tax assets of $236,000, $1,700,000, and $3,129,000 for 1996, 1995 and 1994, respectively.

      The effective income tax rate is reconciled to the statutory federal income tax rate as follows:


                                             Year Ended December 31,
________________________________________________________________________
                                             1996      1995    1994
________________________________________________________________________
Income tax expense at statutory rate         35.0%    34.0%  34.0%
Non-deductible portion of business expenses    .9      1.4   (2.5)
Tax benefit of NOL utilization                (.4)   (10.0)  (33.6)
Other                                         (.8)     2.6     1.2
                                             ___________________________

Total income tax expense (benefit)           34.7%    28.0%  (0.9%)
========================================================================

      For federal income tax purposes, the Company has net operating loss carryforwards ("NOLs") of approximately $10 million (net of amounts disallowed pursuant to IRC Section 382) that, if not used, will expire in 1999 through 2010. The Company also has approximately $4 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. These carryforwards have been recognized for financial reporting purposes.

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

______________________________________________________________________
(In thousands)                                 1996            1995
______________________________________________________________________
Deferred tax assets:
  Net operating losses                        $ 4,357        $ 8,696
  Accruals not currently deductible             3,041              -
  Alternative minimum tax credits               4,028          1,592
  All other                                     1,463            398
                                             ________       ________
      Total deferred tax assets                12,889         10,686
    Valuation allowance                             -           (236)
                                             ________       ________
      Net deferred tax assets                 $12,889      $  10,450
                                             ________       ________
Deferred tax liabilities:
  Depreciation                               $ 10,991       $  8,767
  Amortization                                    726          1,823
  All other                                     3,193          1,177
                                             ________       ________
    Total deferred tax liabilities             14,910         11,767
                                             ________       ________
     Total net deferred tax  liabilities     $ (2,021)      $ (1,317)
========================================================================

      Under SFAS No. 109 a valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 1995, the deferred tax liabilities of the consolidated group exceeded the deferred tax assets, therefore a deferred tax benefit was recorded for the full amount of the remaining federal NOLs. The valuation allowance at December 31, 1995, related to certain state NOLs that were not yet recognized in the financial statements. At December 31, 1996, the Company recognized a deferred tax benefit for these state NOLs for financial reporting purposes. The Company believes that its estimate of future earnings based on contracts in place, the overall improved gas market, and its prior earnings trend supports the recorded net state deferred tax asset.

F.   Preferred Stock

      The Company has been authorized to issue up to 1,000,000 shares of Preferred Stock, $.01 par value, none of which are issued or outstanding at December 31, 1996.

G.   Common Stock

     Changes in outstanding Common Stock for the years ended December 31, 1996, 1995, and 1994 were as follows:

_______________________________________________________________________
(In thousands of shares)                    1996      1995      1994
_______________________________________________________________________
Outstanding, beginning of year            10,634     9,986     9,858
Dividend shares issued                         -       505         -
Shares issued for pubic offering           3,450         -         -
Shares issued to settle royalty obligations  109         -         -
Shares issued to acquire mat patent rights    69         -         -
Shares issued upon exercise of options       266       143       128
                                          ______    ______    ______
 Outstanding, end-of-year                 14,528    10,634     9,986
=======================================================================



H.  Stock Option Plans

      At December 31, 1996, the Company has four stock-based compensation plans, which are described below. The Company applies Accounting Principles Board Opinion 25 ("APB 25") and related Intrepretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                             Year  Ended  December 31,
________________________________________________________________________
(In thousands, except per share data)          1996            1995
________________________________________________________________________
Net income               As reported          $ 18,453       $12,236
                         Pro forma              17,491        11,902

Primary earnings
  per share              As reported              1.46          1.13
                         Pro forma                1.39          1.10

Fully diluted earnings   As reported              1.46          1.13
  per share              Pro forma                1.38          1.10
=========================================================================



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 1996: no dividend yield; expected volatility of 40.8%; risk-free interest rate of 6.2%; and expected life of 4 years. The following assumptions were used for options granted in 1995: no dividend yield; expected volatility of 41.6%; risk-free interest rate of 6.0%; and expected life of 4 years.

     A summary of the status of the Company's four stock option plans as of December 31, 1996, and 1995, and changes during the periods ending on those dates is presented below:

                               Years Ended December 31,
                     ____________________________________________________
                               1996                        1995
                     ____________________________________________________
                                Weighted-Average         Weighted-Average
                      Shares     Exercise Price   Shares  Exercise Price
                     ________   _______________  _______ ________________
Outstanding at
  beginning of year   995,008   $    13.05       539,981    $    10.14
  Granted             316,000        32.64       581,750         15.38
 Exercised           (266,692)       10.90      (137,167)         8.68
  Dividend                  -            -        32,610         13.14
  Canceled            (16,783)       15.13       (22,166)        13.72
                    _________                  _________       _______
Outstanding at
  end of year       1,027,533        19.60       995,008         13.05
                    =========                  =========
Weighted-average
  fair value of
  options granted
  during the year     $13.13                       $6.20


      The following table summarizes information about stock options outstanding at December 31, 1996.


                                 Options Outstanding                   Options Exercisable
                      _____________________________________________  ___________________________
                                   Weighted-Average
    Range of                           Remaining       Weighted-                    Weighted-
    Exercise            Number     Contractual Life     Average         Number       Average
     Prices           Outstanding      (Years)       Exercise Price  Exercisable  Exercise Price
_________________     ___________  ________________  ______________  ___________  ______________

 $6.90  to  $9.41      108,799           3.87            $8.03          90,967         $ 7.91
$13.10  to $19.75      608,734           5.48            14.89         233,249          14.64
$24.50  to $37.25      310,000           6.87            32.89               -              -
                     _________                                        ________
        Total        1,027,533                                         324,216
                     =========                                        ========



      The Amended and Restated Newpark Resources, Inc. 1988 Incentive Stock Option Plan (the "1988 Plan") was adopted by the Board of
Directors on June 22, 1988 and thereafter was approved by the stockholders. The 1988 Plan was amended and restated by the Board of Directors and stockholders in 1992 to increase the number of shares of Common Stock issuable thereunder from 105,000 to 472,500; was further amended by the Board of Directors and stockholders in 1994 to increase the number of shares of Common Stock issuable thereunder from 472,500 to 682,500, and was further amended by the Board of Directors and stockholders in 1995 to increase the number of shares of Common Stock issuable thereunder from 682,500 to one million shares. An option may not be granted for an exercise price less than the fair market value on the date of grant and may have a term of up to ten years.

      The 1992 Directors' Stock Option Plan (the "1992 Directors' Plan") was adopted on October 21, 1992 by the Compensation Committee and, thereafter, was approved by the stockholders in 1993.

      The purpose of the 1992 Directors' Plan was to provide two directors ("Optionees") additional compensation for their services to Newpark and to promote an increased incentive and personal interest in the welfare of Newpark by such directors. The Optionees were each granted a stock option to purchase 52,500 shares of Common Stock at an exercise price of $8.33 per share, the fair market value of the Common Stock on the date of grant for a term of ten years. No additional options may be granted under the Directors' Plan. At December 31, 1996, all options had been exercised under this plan.

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

      Upon the adoption of the 1993 Non-Employee Directors' Plan, the five non-employee directors were each granted a stock option to purchase 15,750 shares of Common Stock at an exercise price of $8.57 per share, the fair market value of the Common Stock on the date of
grant.   In addition, each new Non-Employee Director, on the  date  of his or her election to the Board of Directors automatically will be granted a stock option to purchase 15,750 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The determination of fair market value of the Common Stock is based on market quotations. On November 2, 1995, the Board of Directors adopted, and the shareholders approved on June 12, 1996, amendments to the Non-Employee Directors' Plan to increase the maximum number of shares issuable thereunder from 157,500 to 210,000 and to provide for the automatic grant at five year intervals of additional stock options to purchase 10,500 shares of Common Stock to each non-employee director who continues to serve on the Board. At December 31, 1996, 26,250 options had been exercised under the 1993 Non-Employee Directors' Plan.

      On November 2, 1995, the Board of Directors adopted, and on June 12, 1996 the stockholders approved, the Newpark Resources, Inc. 1995 Incentive Stock Option Plan (the "1995 Plan"), pursuant to which the Compensation Committee may grant incentive stock options and nonstatutory stock options to designated employees of Newpark. Initially, a maximum of 525,000 shares of Common Stock may be issued under the 1995 Plan, with such maximum number increasing on the last business day of each fiscal year of Newpark, commencing with the last business day of the fiscal year ending December 31, 1996, by a number equal to 1.25% of the number of shares of Common Stock issued and outstanding on the close of business on such date, with a maximum number of shares of Common Stock that may be issued upon exercise of options granted under the 1995 Plan being limited to 1,312,500. At December 31, 1996 there were 396,000 options outstanding under the 1995 plan, 42,000 of which were exercisable.

I.   Supplemental Cash Flow Information

      During 1996, the Company's noncash transactions included the acquisition of certain patents and exclusivity rights in exchange for 177,182 shares of the Company's common stock and $5,700,000 in cash. In connection with the purchase of certain of these patents the Company recorded a deferred tax liability of $767,000. Transfers from inventory to fixed assets of $4,625,000 were also made during the period. As discussed in Note B, the Company sold and refinanced $16,000,000 of certain assets in exchange for $7,200,000 of notes receivable, $1,200,000 in cash and the assumption by the buyer of $7,600,000 in debt obligations.

      During 1994, the Company's noncash transactions included the consummation of the sale of the operations of the Company's marine repair business for $661,000 in cash and a $400,000 note receivable.

      Included in accounts payable and accrued liabilities at December 31, 1996, 1995 and 1994, were equipment purchases of $1,283,000,
$4,141,000 and $774,000, respectively. Also included are notes payable for equipment purchases in the amount of $1,378,000 and $257,000 for 1996 and 1995, respectively.

      Interest of $4,153,000, $4,235,000 and $2,713,000, was  paid  in
1996,  1995  and  1994,  respectively.   Income taxes  of  $2,998,000,
$51,000 and $90,200 were paid in 1996, 1995 and 1994, respectively.

J.   Commitments and Contingencies

     Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters will not have a material adverse effect on Newpark's consolidated financial statements.

      In conjunction with the closing of the Campbell acquisition, the Company acquired Disposeco, thereby assuming the obligations provided in the "NOW Disposal Agreement" between Disposeco and Campbell. The NOW Disposal Agreement provides that for each of the 25 years following the closing, Newpark will deliver to Campbell for disposal at its landfarms the lesser of one-third of the barrels from a defined market area or 1,850,000 barrels of NOW, subject to certain adjustments. The initial price per barrel to be paid by Newpark to Campbell is $5.50 per barrel and is subject to adjustment in future years. Prior to any adjustments, Newpark's obligation is $10,175,000 annually. In addition, the liability of Newpark under the agreement is reduced by certain prohibited revenues earned by Campbell or Sanifill.

      During 1992, the State of Texas assessed additional sales taxes for the years 1988-1991. The Company has filed a petition for redetermination with the Comptroller of Public Accounts. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the consolidated financial statements.

      In the normal course of business, in conjunction with its insurance programs, the Company has established letters of credit in favor of certain insurance companies in the amount of $1,750,000 and $2,825,000 at December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, the Company had outstanding guaranty obligations totaling $865,000 and $469,000, respectively, in connection with facility closure bonds issued by an insurance company.

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

      The Company leases various manufacturing facilities, warehouses, office space, machinery and equipment and transportation equipment under operating leases with remaining terms ranging from one to ten years with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were $5,177,000, $5,210,000, and $4,049,000, in 1996, 1995 and 1994,
respectively.

      Future minimum payments under noncancelable operating leases, with initial or remaining terms in excess of one year are: $2,972,000, in 1997, $2,460,000 in 1998, $2,298,000 in 1999, $2,183,000 in 2000,
$1,547,000 in 2001, and $1,070,000 thereafter.

     Capital lease commitments are not significant.

K.   Business and Credit Concentration

      During 1996 two customers each accounted for greater than 10% of revenues. One customer accounted for approximately 18% and 16%, $21,620,000 and $15,890,000, of total revenues for 1996 and 1995, respectively. The other customer accounted for 10.5%, or $12,836,000, of revenues for 1996. In 1994, the Company did not derive ten percent or more of its revenues from sales to any single customer.

     Export sales are not significant.

L.   Concentrations of Credit Risk

      Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts and notes receivable.

      The  Company  maintains cash and cash equivalents  with  various financial institutions. These financial institutions are located throughout the Company's trade area and company policy is designed to limit exposure to any one institution. As part of the Company's investment strategy, the Company performs periodic evaluations of the relative credit standing of these financial institutions.

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

M.   Supplemental Selected Quarterly Financial Data (Unaudited)


                                        Quarter Ended
________________________________________________________________________
                                  Mar 31    Jun 30    Sep 30    Dec 31
 (In thousands, except per share amounts)
========================================================================
Fiscal Year 1996
Revenues                         $26,767   $26,179   $28,551 $40,045
Operating income                   6,092     6,801     6,822  12,125
Net income                         3,316     3,884     3,782   7,471
Net income per share
   Primary                          0.30      0.34      0.28    0.50
   Fully diluted                    0.30      0.34      0.28    0.50

Fiscal Year 1995
Revenues                         $22,209   $22,454   $24,793 $28,526
Operating income                   3,711     4,789     5,529   6,951
Net income                         2,490     3,206     2,700   3,840
Net income per share
   Primary                          0.23      0.29      0.25    0.35
   Fully diluted                    0.23      0.29      0.25    0.34


N.   Subsequent Event

      On February 28, 1997, the Company acquired SBM Drilling Fluids Management, Inc. ("SBM"). The Company issued 582,000 shares of its common stock as consideration for the acquisition which will be accounted for by the pooling of interest method.

      Historical financial data in future reports will be restated to include SBM data. The following unaudited pro forma data summarizes the combined results of operations of the Company and SBM as though the merger had occurred at the beginning of fiscal 1994. This pro forma data does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.


(Unaudited pro forma)                         Year Ended December 31,
______________________________________________________________________
(In thousands, except per share data)      1996      1995      1994
______________________________________________________________________
Revenue                                 $135,974   $105,720  $86,625
Net income                                18,503     12,542    9,716
Net income per common and
   common equivalent share:
  Primary                                   1.40       1.10      .91
  Fully diluted                             1.40       1.10      .90
======================================================================


     SBM's fiscal year ends on October 31. For purposes of this pro forma presentation, SBM's year end was not adjusted to coincide with that of the Company's. The combination of the unlike year ends does not materially alter the pro forma results.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None

                              PART III

ITEM 10.  Directors and Officers of the Registrant

    The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders.


ITEM 11.  Executive Compensation

    The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders.


Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management

    The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders.


ITEM 13.  Certain Relationships and Related Transactions

    The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders.

                                PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K

(a)   1.  Financial Statements

           Reports of Independent Auditors
           Consolidated Balance Sheets as of December  31,  1996  and
             1995
           Consolidated  Statements of Income  for  the  years   ended
             December 31, 1996, 1995 and 1994
           Consolidated  Statements of  Shareholders' Equity  for  the
             years ended December 31, 1996, 1995 and 1994
           Consolidated Statements of Cash Flows for  the years  ended
             December 31, 1996, 1995 and 1994
           Notes to Consolidated Financial Statements

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

      3.   Exhibits

            3.1   Certificate of Incorporation. <FN1>
            3.1.1 Certificate of Amendment to Certificate of
                  Incorporation.<FN7>
            3.2   Bylaws.<FN1>
            10.1  Employment Agreement, dated as of  October 23, 1990, between the registrant and James D. Cole.<FN1>*
            10.2  Lease  Agreement, dated as of May 17, 1990,  by  and between  Harold  F.  Bean  Jr. and  Newpark
                  Environmental Services, Inc. ("NESI").<FN1>
            10.3  Building  Lease  Agreement, dated  April  10,  1992,
                  between   the  registrant  and  The  Traveler's
                  Insurance Company.<FN4>
            10.4  Building  Lease  Agreement,  dated  May  14,  1992,
                  between  State  Farm Life Insurance Company,  and
                  SOLOCO, Inc.<FN4>
            10.5  Operating  Agreement,  dated  June  30,  1993,
                  between Goldrus Environmental Services, Inc. and NESI.<FN4>
            10.6  Agreement and Plan of Reorganization, dated April  8,
                  1996,   among   the  registrant,  JPI  Acquisition   Corp.
                  ("JPI"),    J.    Pouyer    Interests,    Inc.,    Uni-Mat
                  International, Inc. ("Uni-Mat"), and Joseph E. Pouyer, as amended.<FN9>
            10.7  1993  Non-Employee  Directors'  Stock   Option Plan.<FN3>*
            10.7.1Amendment  to the 1993 Non-Employee  Directors'
                  Stock Option Plan.<FN7>*
            10.8  Amended  and  Restated  1988  Incentive  Stock
                  Option Plan.<FN6>*
            10.8.11995 Incentive Stock Option Plan.<FN7>*

            10.9 Exclusive License Agreement, dated June 20, 1994, between SOLOCO, Inc. and Quality Mat Company.<FN4>
            10.10 Lease Agreement, dated as of July 29, 1994,  by
                  and between Harold F. Bean Jr. and NESI.<FN4>
            10.11 Credit   Agreement  by   and   among   Newpark
                  Resources,   Inc.,  SOLOCO,  Inc.,  Newpark  Environmental
                  Services, Inc., SOLOCO, Texas, L. P., Batson-Mill, L.  P.,
                  Newpark   Environmental  Water  Services,  Inc.,   Newpark
                  Shipholding Texas, L.P., Mallard and Mallard of La., Inc., SOLOCO, L.L.C., Newpark Texas, L.L.C., Newpark Holdings, Inc., Hibernia National Bank, Bank One Texas,
                  N. A., and Premier Bank, National Association.<FN5>
                  10.12 Second Amendment and Supplement to the Credit Agreement, dated March 5, 1996 by and among Newpark
                  Resources, Inc., SOLOCO, L.L.C., Newpark Environmental Services, L.L.C., Newpark Shipholding Texas, L.P., Soloco Texas, L.P., Batson-Mill, L.P., Newpark Environmental Services, L.P., Mallard and Mallard of La., Inc., Newpark Texas, L.L.C., Newpark Holdings, Inc., Hibernia National Bank, Bank One Texas, N. A., and Premier Bank, National Association.<FN7>
            10.13 Third  Amendment and Supplement to  the  Credit
                  Agreement,  dated  June  27, 1996  by  and  among  Newpark
                  Resources, Inc., SOLOCO, L.L.C., Newpark Environmental Services, L.L.C., Newpark Shipholding Texas, L.P., Soloco Texas, L.P., Batson-Mill, L.P., Newpark Environmental Services, L.P., Mallard and Mallard of La., Inc., Newpark Texas, L.L.C., Newpark Holdings, Inc., Hibernia National
                  Bank,   Bank One Texas, N.A., Bank One Louisiana,  N.  A.,
                  and Premier Bank, National Association.**
            10.14 Fourth Amendment and Supplement to  the  Credit
                  Agreement, dated December 23, 1996 by and among Newpark Resources, Inc., SOLOCO, L.L.C., Newpark Environmental Services, L.L.C., Newpark Shipholding Texas, L.P., Soloco Texas, L.P., Batson-Mill, L.P., Newpark Environmental Services, L.P., Mallard and Mallard of La., Inc., Newpark Texas, L.L.C., Newpark Holdings, Inc., Hibernia National Bank, Bank One Louisiana, N. A., and Premier Bank, National Association.**
            10.15 Credit  Agreement,  dated  December  1,  1995,
                  between SOLOCO, Inc., and Hibernia National Bank.<FN7>
            10.16 Asset Purchase and Lease Agreement, dated  June 5,  1996, among the registrant, Campbell Wells, Ltds  and
                  Sanifill, Inc.<FN8>
            10.17 Now  Disposal Agreement, dated  June  4,  1996,
                  among Sanifill, Inc., Now Disposal Operating Co. and Campbell Wells, Ltd.<FN8>
            10.18 Guaranty  dated  August  29,   1996   by   the
                  registrant in favor of Heller Financial Leasing, Inc.<FN10>
            21.1  Subsidiaries of the Registrant **
            23.1  Consent of Deloitte & Touche **
            27.1  Financial Data Schedule**

            ________________________________

            *    Management Compensation Plan or Agreement.
            **   Filed herewith.

          <FN1>      Previously   filed  in  the   exhibits   to   the
                     registrant's Registration Statement on Form S-1
                     (File  No. 33-40716)  filed  on  June 21, 1991,
                     and  incorporated  by reference herein.
          <FN2>      Previously filed in the exhibits to the registrant's
                     Registration Statement on Form S-8 (File No. 33-67284) filed on August 12, 1993, and incorporated by  reference herein.
          <FN3>      Previously   filed  in  the   exhibits   to   the
                     registrant's Registration Statement on Form S-8 (File No. 33-83680) filed on August 12, 1993, and incorporated by reference herein.
          <FN4>      Previously  filed  in  the  exhibits  to  the
                     registrant's  Annual  Report on Form  10-K  for
                     the year ended December 31, 1994, and incorporated by reference herein.
          <FN5>      Previously  filed  in  the  exhibits  to  the
                     registrant's  Current Report on Form 8-K, dated
                     July  18, 1995, and incorporated by reference herein.
          <FN6>      Previously  filed  as  Exhibit   B   to   the
                     registrant's Definitive Proxy Materials relating to its Annual Meeting of Shareholders held on June 28, 1995 and incorporated by reference herein.
          <FN7>      Previously  filed  in  the  exhibits  to  the
                     registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein.
          <FN8>      Previously  filed  in  the  exhibits  to  the
                     registrant's Registration Statement on Form S-3
                     (File  No. 333-05805), and incorporated by reference
                     herein.
          <FN9>      Previously  filed  in  the  exhibits  to  the
                     registrant's Registration Statement on Form S-3
                     (File  No. 333-20895) and incorporated by
                     reference herein.
          <FN10>     Previously   filed  in   the   exhibits   to   the
                     registrant's Form 10-Q for the quarterly period ended September 30, 1996, and incorporated by reference herein.

(b)   Reports on Form  8-K

      The registrant did not file a report on Form 8-K during the fourth quarter of 1996.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:         March 28, 1997

                                      NEWPARK RESOURCES, INC.


                                      By:  /s/ James D. Cole
                                           James D. Cole, Chairman of the
                                           Board, President and Chief
                                           Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.



       Signatures                     Title                              Date
/s/ James D. Cole               Chairman of the Board, President     March 28, 1997
James D. Cole                    and Chief Executive Officer

/s/ Matthew W. Hardey           Vice President of Finance and        March 28, 1997
Matthew W. Hardey               Chief Financial Officer

/s/ Kathleen D. Lacoste         Controller                           March 28, 1997
Kathleen D. Lacoste

/s/ Wm. Thomas Ballantine       Executive Vice President and         March 28, 1997
Wm. Thomas Ballantine           Director

/s/Dibo Attar                   Director                             March 28, 1997
Dibo Attar

/s/ W. W. Goodson               Director                             March 28, 1997
W. W. Goodson

/s/ David P. Hunt               Director                             March 28, 1997
David P. Hunt

/s/ Dr. Alan Kaufman            Director                             March 28, 1997
Dr. Alan Kaufman

/s/ James H. Stone              Director                             March 28, 1997
James H. Stone




Newpark Resources, Inc.                                  SCHEDULE II
Valuation and Qualifying Accounts
Years Ended December 31, 1996, 1995 and 1994
(In thousands of dollars)





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


   1996

Allowance for
   doubtful accounts      $      768    $      739    $      229 (a)  $       (41)(b)   $  1,695
                           =========     =========     =========       ==========        =======
Valuation allowance for
   deferred tax assets    $      236             -    $        - (d)  $      (236)(c)   $      -
                           =========     =========     =========       ==========        =======



   1995

Allowance for
   doubtful accounts      $      455    $      463    $       13 (a)  $      (163)(b)   $    768
                           =========     =========     =========       ==========        =======

Valuation allowance for
   deferred tax assets    $      967             -    $      969 (d)  $    (1,700)(c)   $    236
                           =========     =========     =========       ==========        =======


   1994

Allowance for
   doubtful accounts      $      354    $      974    $       44 (a)  $      (917)(b)   $    455
                           =========     =========     =========       ==========        =======

Valuation allowance for
   deferred tax assets    $    4,096             -             -      $    (3,129)(c)   $    967
                           =========     =========     =========       ==========        =======




      (a) Recovery of amounts previously written off and other adjustments.

      (b) Write-offs.

      (c) Change in valuation allowance reflecting the future benefit of net operating losses.

      (d) Initial set-up of valuation allowance.
