Form 10-Q
period 1997-03-31
NEWPARK RESOURCES INC
filed 1997-05-13
CIK 71829

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


For the quarterly period ended March 31, 1997      Commission File No. 1-2960


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

                                Yes   [X]  No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $0.01 par value:  15,207,309 shares at May 8, 1997

================================================================================

                            NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                                 MARCH 31, 1997


 Item                                                                           Page
Number          Description                                                     Number
------          -----------                                                     ------
                PART I

      1         Unaudited Consolidated Financial Statements:
                    Balance Sheets -
                         March 31, 1997 and December 31, 1996 ................... 3
                    Statements of Income for the
                         Three Month Periods Ended March 31, 1997 and 1996....... 4
                    Statements of Cash Flows for the
                         Three Month Periods Ended March 31, 1997 and 1996....... 5
                    Notes to Consolidated Financial Statements .................. 6
      2         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........................10

                PART II

      6         Exhibits and Reports on Form 8-K.................................14

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS
As of March  31,1997 and December 31, 1996

(Unaudited)                                                     March 31,     December 31,
------------------------------------------------------------------------------------------
(In thousands, except share data)                                  1997            1996
                                                                -----------    -----------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                   $     3,138    $     1,945
    Accounts and notes receivable, less allowance
       of $1,731 in 1997 and $1,695 in 1996                          50,486         48,369
    Inventories                                                       6,280          7,470
    Deferred tax asset                                                8,144          8,144
    Other current assets                                              3,377          2,727
                                                                -----------    -----------
       TOTAL CURRENT ASSETS                                          71,425         68,655

Property, plant and equipment, at cost, net of
    accumulated depreciation                                        124,655        114,670
Cost in excess of net assets of purchased businesses and
    identifiable intangibles, net of accumulated amortization        82,917         83,512
Other assets                                                         24,690         23,114
                                                                -----------    -----------
                                                                $   303,687    $   289,951
                                                                ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                                               $       444    $     2,997
    Current maturities of long-term debt                             10,046          9,386
    Accounts payable                                                 11,903         15,091
    Accrued liabilities                                               9,479          9,835
    Current taxes payable                                               265          1,465
                                                                -----------    -----------
       TOTAL CURRENT LIABILITIES                                     32,137         38,774

Long-term debt                                                       43,994         34,612
Other non-current liabilities                                         2,644          2,950
Deferred taxes payable                                               14,200         10,174
Commitments and contingencies (See Note 10)                            --             --

SHAREHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 1,000,000 shares
       authorized, no shares outstanding                               --             --
    Common Stock, $.01 par value, 20,000,000 shares
       authorized, 15,178,991  shares outstanding in 1997
       and 15,109,616 in 1996                                           150            150
    Paid-in capital                                                 252,827        251,930
    Retained earnings (deficit)                                     (42,265)       (48,639)
                                                                -----------    -----------
       TOTAL SHAREHOLDERS' EQUITY                                   210,712        203,441
                                                                -----------    -----------
                                                                $   303,687    $   289,951
                                                                ===========    ===========



         See accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Month Periods Ended March 31,

(Unaudited)
--------------------------------------------------------------------------------
(In thousands, except per share data)    1997            1996
                                      -----------    -----------
Revenues                              $    39,811    $    28,373
Operating costs and expenses:
    Cost of services provided              23,678         18,612
    Operating costs                         3,513          2,942
                                      -----------    -----------
                                           27,191         21,554

General and administrative expenses           808            717
                                      -----------    -----------
Operating income                           11,812          6,102
Interest income                               (39)           (33)
Interest expense                              824            919
                                      -----------    -----------

Income before income taxes                 11,027          5,216
Provision for income taxes                  4,027          1,899
                                      -----------    -----------

Net income                            $     7,000    $     3,317
                                      ===========    ===========

Weighted average common and common
equivalent shares outstanding:
    Primary                                15,679         11,633
                                      ===========    ===========
    Fully diluted                          15,679         11,762
                                      ===========    ===========

Net income per common and
common equivalent share:
    Primary                           $      0.45    $      0.29
                                      ===========    ===========
    Fully diluted                            0.45           0.28
                                      ===========    ===========



          See accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31,

----------------------------------------------------------------------------------------------------------
(Unaudited)
(In thousands )                                                                        1997        1996
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $  7,000    $  3,317

Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                                       5,301       2,824
    Provision for deferred income taxes                                                 3,959       1,146
    Gain on sales of assets                                                              --           (45)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
    Increase in accounts and notes receivable                                          (2,639)       (149)
    Decrease in inventories                                                               832       2,494
    Increase in other assets                                                           (1,105)       (411)
    Decrease  in accounts payable                                                      (3,923)     (4,410)
    Decrease in accrued liabilities and other                                          (3,558)       (375)
                                                                                     --------    --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                        5,867       4,391
                                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (13,030)     (7,548)
    Proceeds from disposal of property, plant and equipment                              --         1,137
    Investment in joint venture                                                          --          (515)
    Payments received on notes receivable                                                --            75
                                                                                     --------    --------
       NET CASH USED IN INVESTING ACTIVITIES                                          (13,030)     (6,851)
                                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on lines of credit                                                  12,350       3,201
    Principal payments on notes payable, capital lease
       obligations and long-term debt                                                  (5,040)     (2,550)
    Proceeds from issuance of  debt                                                                 1,358
    Proceeds from conversion of stock options                                             896         610
                                                                                     --------    --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                        8,206       2,619
                                                                                     --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               1,043         159

NET INCREASE IN CASH FOR SBM FOR THE TWO MONTHS ENDED
    DECEMBER 31, 1996                                                                     150        --

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          1,945       1,500
                                                                                     --------    --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                       $  3,138    $  1,659
                                                                                     ========    ========


Included in accounts payable and accrued liabilities at March 31, 1997 and 1996 were equipment purchases of $2,622,000 and $1,040,000 respectively. Also included are notes payable for equipment purchases in the amount of $83,000 and $351,000 at March 31, 1997 and 1996 respectively.

Interest of $900,000 and $998,000 was paid during the three months ending March 31, 1997 and1996, respectively. Income taxes of $1,200,000 and $1,311,000 were paid during the three months ending March 31, 1997 and 1996.

       See accompanying Notes to Consolidated Financial Statements.

                            NEWPARK RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 In the opinion of management the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark" or the "Company") as of March 31, 1997, and the results of operations for the three month periods ended March 31, 1997 and 1996 and cash flows for the three month periods ended March 31, 1997 and 1996. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1996 audited financial statements and related notes filed on Form 10-K at December 31, 1996.

Note 2 The consolidated financial statements include the accounts of Newpark and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

Note 3 On February 28, 1997, Newpark issued 582,000 shares of its common stock in exchange for all of the outstanding common stock of SBM Drilling Fluids Management, Inc. ("SBM"). SBM is a full service drilling fluids company serving the onshore and offshore Louisiana and Texas Gulf Coast drilling markets.

              This business combination has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of SBM. Operating results prior to the combination of the separate companies and the combined amounts presented in the consolidated financial statements are summarized below:

                                                     (In thousands of dollars)
                                         Three Months
                                            Ended                          Year Ended
                                          March 31,                        December 31,
                                            1996                     1996               1995
              -----------------------------------------------------------------------------------
              Revenues:
                  Newpark                $    26,767             $   121,542         $     97,982
                  SBM                          1,606                  14,432                7,738
              -----------------------------------------------------------------------------------
                  Combined               $    28,373             $   135,974         $    105,720
              ===================================================================================
              Net Earnings:
                  Newpark                $     3,316             $    18,453         $     12,236
                  SBM                              1                      50                  306
              -----------------------------------------------------------------------------------
                  Combined               $     3,317             $    18,503         $     12,542
              ===================================================================================

              Prior to the combination SBM's fiscal year end was October 31. Newpark's fiscal year is December 31. In applying pooling of interests accounting, the December 31, 1996 Newpark consolidated statement of income was combined with the SBM statement of income for the year ended October 31 , 1996. Retained earnings of the combined entities was adjusted by $626,000 as of the beginning of Newpark's fiscal 1997 year to include unaudited net losses of SBM for the period November 1, 1996 to December 31, 1996. During this period SBM's revenues were $3.0 million. Additionally, the consolidated statement of cash flows for the three month period ended March 31, 1997 was adjusted by $150,000 to reflect the net increase in cash of SBM for the two months ended December 31, 1996. Amounts included in the accompanying statements of income for the three month periods ended March 31, 1997 and 1996 include the results of SBM for the three-months ended March 31, 1997 and January 31, 1996, respectively.

              Merger expenses of $316,000 include legal and accounting fees related to the business combination. Merger expenses of $200,000 are included in operating costs and $116,000 are included in general and administrative expenses in the consolidated statement of income.

Note 4 The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

Note 5 Primary and fully diluted income per common share is calculated by dividing net income by the average shares of common stock of the Company ("Common Stock") and Common Stock equivalents outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method.

Note 6 Included in accounts and notes receivable at March 31, 1997 and December 31, 1996 (in thousands) are:

                                                           1997          1996
                                                         --------      --------
              Trade receivables                          $ 36,518      $ 34,304
              Unbilled revenues                             7,005         6,616
                                                         --------      --------
              Gross trade receivables                      43,523        40,920
              Allowance for doubtful accounts              (1,731)       (1,695)
                                                         --------      --------
              Net trade receivables                        41,792        39,225
              Notes and other receivables                   8,694         9,144
                                                         --------      --------
              Total                                      $ 50,486      $ 48,369
                                                         ========      ========

Note 7 Inventories at March 31, 1997 and December 31, 1996 consisted principally of raw materials.

Note 8 Interest of $77,000 and $218,000 was capitalized during the three months ended March 31, 1997 and 1996, respectively.

Note 9 The Company maintains a $70.0 million bank credit facility with $30.0 million in the form of a revolving line of credit commitment and the remaining $40.0 million in the form of two term notes. The credit facility is secured by a pledge of substantially all of the Company's accounts receivable, inventory and property, plant and equipment. It bears interest at either a specified prime rate (8.50% at March 31, 1997) or the LIBOR rate (5.77% at March 31, 1997) plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The line of credit requires monthly interest payments and matures on December 31, 1998. At March 31, 1997, $1.7 million of letters of credit were issued and outstanding, leaving a net of $28.3 million available for cash advances under the line of credit, against which $19.1 million had been borrowed. The term loans were used to refinance existing debt and require monthly interest installments and equal quarterly principal payments. The term loans bear interest at the Company's option of either a specified prime rate or LIBOR rate, plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The credit facility requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. The Company was in compliance with the agreement at March 31, 1997.

Note 10 Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters will not have a material adverse effect on Newpark's consolidated financial statements.

              During 1992, the State of Texas assessed additional sales taxes for the years 1988-1991. The Company has filed a petition for redetermination with the Comptroller of Public Accounts. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the consolidated financial statements.

              In the normal course of business, in conjunction with its insurance programs, the Company has established letters of credit in favor of certain insurance companies in the amount of $1,650,000 at March 31, 1997. At March 31, 1997, the Company had outstanding guaranty obligations totaling $865,000 in connection with facility closure obligations.

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

              In conjunction with the acquisition of certain assets from Campbell Wells, Ltd. ("Campbell"), on August 12, 1996, the Company assumed the obligation to deliver to Campbell, for each of the next 25 years, for disposal at Campbell's landfarms the lesser of one-third of the barrels of NOW collected by Newpark from a defined market area or 1,850,000 barrels of NOW, subject to certain adjustments. The initial price per barrel to be paid by Newpark to Campbell is $5.50 per barrel and is subject to adjustment in future years. Prior to any adjustments, Newpark's obligation is $10,175,000 annually. In addition, the liability of Newpark under the agreement is reduced by certain revenues earned by Campbell or its affiliates.

Note 11 In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share (EPS). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of income. Basic EPS is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 31, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997, as early adoption is not permitted. Management believes that the adoption of this standard will not have a significant impact on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         During the three months ended March 31, 1997, the Company completed three separate transactions. The first transaction involved the purchase of SBM Drilling Fluids Management, Inc. (SBM), a full service drilling fluids company which serves customers in the Louisiana and Texas Gulf Coast. This transaction involved the issuance of 582,000 shares of Newpark Common Stock and was accounted for as a pooling of interests. The direct costs related to this transaction, which are included in current operations, amounted to $316,000. In conjunction with the SBM acquisition, the Company instituted a liquid mud recycling program. The second transaction involved the acquisition of approximately 120 acres of land from a major oil company. While the land has marginal oil and gas production on it, the Company plans to develop the facility into an industrial waste disposal facility. The third transaction involved the acquisition of an additional injection facility which has two active injection wells located on 37 acres of land. The two land acquisitions are adjacent to the Company's current Big Hill facility.

RESULTS OF OPERATIONS

         Results for the three months ended March 31, 1996 have been restated to give effect to the acquisition of SBM on a pooling of interests basis. The following table represents revenue by product line, for the three month periods ended March 31, 1997 and 1996. The product line data has been reclassified from prior periods' presentation in order to more effectively distinguish the fluids management services and mat rental services, in which the Company maintains certain proprietary advantages, from its other service offerings.

                                                 Three Month Periods Ended March 31,
                                                          (Dollars in thousands)
                                                      1997                 1996
                                                 -----------------    -----------------
Revenues by product line:
         Fluids management services:
           NOW & NORM Disposal                   $13,835      34.7%   $ 7,833      27.6%
           Product Sales & Engineering             3,847       9.7      1,606       5.7
                                                 -------   -------    -------   -------
              Total Fluids Management Services    17,682      44.4      9,439      33.3
         Mat rental services                      13,254      33.3      7,901      27.8
         Integrated services                       8,875      22.3     10,523      37.1
         Other                                      --        --          510       1.8
                                                 -------   -------    -------   -------
           Total revenues                        $39,811     100.0%   $28,373     100.0%
                                                 =======   =======    =======   =======

THREE MONTH PERIOD ENDED MARCH 31, 1997 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1996

Revenues

         Total revenues increased to $39.8 million in the 1997 period from $28.4 million in the 1996 period, an increase of $11.4 million or 40.1%. The major components of the increase by product line included: (i) fluids management service revenue which increased $8.2 million. Components of the change included NOW revenue which increased $7.1 million and drilling fluids sales and service revenue which increased $2.2 million. These increases were partially offset by a $1.1 million decrease in NORM revenue. The volume of NOW waste processed increased to 1.4 million barrels in 1997 compared to 745,000 barrels in 1996. This expanded volume is primarily attributable to the acquisition of a competitor's marine-related collection operations in August 1996 and some increase in the domestic market rig count. The volume increase accounts for approximately 90% of the revenue change, with the remainder of the increase resulting from an increase in the average disposal price in the 1997 quarter. The volume of NORM waste processed was 5,382 barrels compared to 37,183 barrels in 1996. The volume decreased as remediation operations in the Gulf Coast were hampered by unusually heavy rainfall during the 1997 quarter;
(ii) mat rental revenue increased $5.4 million which is reflective of improvements in the domestic market rig count and increased utilization of the Company's mat inventory; (iii) integrated services revenue decreased $1.7 million primarily due to the unusually low level of NOW remediation activity as discussed above.

Operating Income

         Operating income increased by $5.7 million or 93.6% to total $11.8 million in the 1997 period compared to $6.1 million in the 1996 period, representing an improvement in operating margin to 29.7% in the 1997 period compared to 21.5% in the 1996 period. The major components of the increase were increased profitability from the NOW disposal operations and increased utilization of the Company's mat inventory partially offset by lower NORM revenue.

         General and administrative expenses remained relatively unchanged decreasing as a proportion of revenue to 2.0% from 2.5% in the 1996 period, and increasing in absolute amount by $91,000.


Interest Expense

         Interest expense was $824,000 for the three months ended March 31, 1997 as compared to $919,000 in 1996.

Provision for Income Taxes

         For the 1997 and 1996 periods, the Company recorded income tax provisions of $4.0 million and $1.9 million equal to 36.5% and 36.4% of pre-tax income.


Statement of Financial Accounting Standards Number 128

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 which changes the method of calculating earnings per share. The statement is effective for financial statements for periods ending after December 31, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997, as early adoption is not permitted. Management believes that the adoption of this standard will not have a significant impact on the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position (as restated to give effect to the acquisition of SBM on a pooling of interests basis) increased by $9.4 million during the three months ended March 31, 1997. Key working capital data is provided below:

                                                        March 31, 1997           December 31, 1996
                                                        --------------           -----------------
              Working Capital (000's)                    $  39,288                 $  29,881
              Current Ratio                                   2.22                      1.77

         To date during 1997, the Company's working capital needs have been met primarily from borrowings under the Company's credit facility and operating cash flow. Total cash generated from operations of $5.9 million was supplemented by $8.2 million from financing activities to provide for cash of $13.0 million used in investing activities.

         During the three months ended March 31, 1997, Newpark amended its credit agreement to provide for a total of $70 million of financing in the form of two term loans totaling $40 million to be amortized over five years and a $30 million revolving line of credit. These borrowings bear interest at either a specified prime rate or LIBOR rate, plus a spread which is determined quarterly based upon the ratio of Newpark's funded debt to cash flow. The credit agreement requires that Newpark maintain certain specified financial ratios and comply with other usual and customary requirements. Newpark was in compliance with all of the covenants in the credit agreement at March 31, 1997.

         The revolving line of credit matures December 31, 1998. At March 31, 1997, $1.7 million of letters of credit were issued and outstanding under the line and an additional $19.1 million had been borrowed and was outstanding thereunder.

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

PART II


ITEM 6.       EXHIBIT AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.  Financial Data Schedule

         (b) The registrant did not file a report on Form 8-K for the quarter ended March 31, 1997.

                            NEWPARK RESOURCES, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:     May 13, 1997


                                          NEWPARK RESOURCES, INC.




                                          By:  /s/Matthew W. Hardey
                                               ---------------------------------
                                               Matthew W. Hardey, Vice President
                                               and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

27            Financial Data Schedule