Form 10-K405/A
period 1996-12-31
NEWPARK RESOURCES INC
filed 1997-05-23
CIK 71829

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

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



                                  Page 1 of 34

===============================================================================

EXPLANATORY NOTE:

         On February 28, 1997, Newpark issued 582,000 shares of its common stock in exchange for all the outstanding common stock of Sampey Bilbo Meschi Drilling Fluids Management, Inc. ("SBM"). SBM is a full service drilling fluids company serving the onshore and offshore Louisiana and Texas Gulf Coast drilling markets.

         This business combination has been accounted for as a pooling of interests and, in accordance with the rules of the Securities & Exchange Commission, the Selected Financial Data (Item 6.), Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7.), Financial Statements and Supplementary Data (Item 8.), and Financial Statement Schedule (Item 14.) for the periods presented in Newpark's Annual Report on Form 10-K for the year ended December 31, 1996, are required to be restated to include the accounts and results of operations of SBM for such periods.

         This 10-K/A includes all items that are significantly affected by the transaction.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

         The following tables set forth selected consolidated financial information with respect to Newpark for the five years ended December 31, 1996. The selected consolidated financial information for the five years ended December 31, 1996 is derived from the audited consolidated financial statements of Newpark which includes the effects of the Company's acquisition of Sampey Bilbo Meschi Drilling Fluids Management, Inc. ("SBM"), which was accounted for as a pooling of interests. Also included, for all periods presented, are the effects of a 2-for-1 stock split approved by the shareholders of the Company on May 14, 1997. Information with respect to this item can also be found in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Notes to Consolidated Financial Statements."

                                                                             YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------------
                                                              1996         1995        1994         1993         1992
                                                          -------------------------------------------------------------
                                                                   (In  thousands, except Per Share data)
CONSOLIDATED STATEMENTS OF INCOME DATA:
Revenues                                                  $ 135,974    $ 105,720    $  86,625    $  57,585    $  49,457
Cost of services provided                                    87,081       70,360       60,901       43,389       36,860
Operating costs                                              10,784       10,693        9,124        9,120        5,519
General and administrative expenses                           2,920        2,658        3,231        2,129        1,963
Restructure expense                                           2,432           --           --           --           --
Provision for uncollectible accounts
 and notes receivable                                           739          463        1,260          671          154
                                                          ---------    ---------    ---------    ---------    ---------
Operating income from continuing
 operations                                                  32,018       21,546       12,109        2,276        4,961
Interest income                                                (223)        (222)         (80)          (5)         (18)
Interest expense                                              3,900        3,833        2,724        1,306          847
Non-recurring expense                                            --          436           --           --           --
                                                          ---------    ---------    ---------    ---------    ---------
Income from continuing operations
 before provision for income taxes                           28,341       17,499        9,465          975        4,132
Provision (benefit) for income taxes                          9,838        4,957         (252)      (1,837)          51
                                                          ---------    ---------    ---------    ---------    ---------
Income from continuing operations                            18,503       12,542        9,717        2,812        4,081
Income (loss) from discontinued operations                       --           --           --       (2,366)       1,205
                                                          ---------    ---------    ---------    ---------    ---------

Net income                                                $  18,503    $  12,542    $   9,717    $     446    $   5,286
                                                          =========    =========    =========    =========    =========

Income (loss) per common and common
   equivalent shares:
    Primary
    Continued operations                                  $    0.70    $    0.55    $    0.45    $    0.14    $    0.20
    Discontinued operations                                      --           --           --        (0.12)        0.06
                                                          ---------    ---------    ---------    ---------    ---------
    Net income per common share                           $    0.70    $    0.55    $    0.45    $    0.02    $    0.26
                                                          =========    =========    =========    =========    =========
    Fully Diluted
    Continued operations                                  $    0.70    $    0.55    $    0.45    $    0.14    $    0.20
    Discontinued operations                                      --           --           --        (0.12)        0.06
                                                          ---------    ---------    ---------    ---------    ---------
    Net income per common  share                          $    0.70    $    0.55    $    0.45    $    0.02    $    0.26
                                                          =========    =========    =========    =========    =========
Weighted average common and common
   equivalent shares outstanding
    Primary                                                  26,396       22,820       21,386       20,544       20,292
                                                          =========    =========    =========    =========    =========
    Filly Diluted                                            26,496       22,904       21,548       20,544       20,292
                                                          =========    =========    =========    =========    =========

                                                                   DECEMBER 31,
-----------------------------------------------------------------------------------------------
(IN THOUSANDS)                                1996      1995       1994       1993       1992
-----------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:

Working capital                            $ 29,881   $ 32,563   $ 13,868   $  5,099   $  5,502
Total assets                                289,884    154,132    112,572     91,329     75,375
Short-term debt                              12,383      8,131     10,058     15,212     12,212
Long-term debt                               34,918     47,106     29,404     15,329     11,034
Shareholders' equity                        203,441     77,755     63,631     50,467     44,915

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

     o On February 28, 1997, the Company purchased SBM through which the Company is recycling a portion of the material it receives as waste. The acquisition has been accounted for as a pooling of interest and all financial data presented has been restated to include the effects of the acquisition.

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

                                               1996       1995       1994    1Q96       2Q96       3Q96      4Q96
                                               ----       ----       ----    ----       ----       ----      ----
   U.S. Rig Count                               779        723        774     708        760        803       845
   Newpark's key market                         208        194        202     189        210        217       219
   Newpark's key market to total                26.7%      26.8%      26.1%   26.7%      27.6%      27.0%     25.9%

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

RESULTS OF OPERATIONS

     The following table represents revenue by product line, for each of the three years ended December 31, 1996, 1995 and 1994 and has been restated to give effect to the acquisition of SBM on a pooling of interest basis. The product line data has been reclassified from prior years' presentation in order to more effectively distinguish the fluids management services and mat rental services, in which the Company maintains certain proprietary advantages, from its other service offerings.

                                                                 Years Ended December 31,
                                                                  (Dollars in thousands)

                                                  1996                    1995                    1994
                                        ----------------------   --------------------    -------------------
Revenues by product line:
    Fluids management services:
    NOW & NORM disposal                 $   44,905      33.0%    $   31,126     29.5%    $   20,738     23.9%
       Product sales & engineering          14,432      10.6          7,738      7.3          6,993      8.1
                                        ----------     -----     ----------    -----     ----------    -----
         Total fluids
            management  services            59,337      43.6         38,864     36.8         27,731     32.0
    Mat rental services                     32,757      24.1         30,775     29.1         23,048     26.6
    Integrated services                     42,520      31.3         34,481     32.6         34,246     39.5
    Other                                    1,360       1.0          1,600      1.5          1,600      1.9
                                        ----------     -----     ----------    -----     ----------    -----
         Total revenues                 $  135,974     100.0%    $  105,720    100.0%    $   86,625    100.0%
                                        ==========     =====     ==========    =====     ==========    =====


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Revenues

     Total revenues increased to $136.0 million in 1996 from $105.7 million in 1995, an increase of $30.3 million or 28.7%. The components of the increase by product line are as follows: (i) fluid management services revenues increased $20.5 million, as NOW revenue increased $11.1 million, NORM revenue increased $2.7 million, and product sales and engineering increased $6.7 million. The volume of NOW waste processing increased by 1,051,000 barrels or 36% to 3,956,000 barrels from 2,905,000 in 1995. In addition to the increased volume, the Company benefited from increased NOW prices. The volume of NORM waste processed grew to 143,500 barrels from 70,000 barrels in 1995 while pricing declined due to increased volume of lower priced remediation projects made possible by the new direct injection license; (ii) mat rental service revenue grew by $2.0 million or 6.4% due primarily to sales of mats for nonoilfield applications; (iii) integrated services increased $8.0 million due to increased onsite environmental management and other services incidental to site preparation activities coupled with increased wood product sales.

Operating Income

     Operating income increased by $10.5 million or 48.6% to $32.0 million in 1996 compared to $21.5 million in 1995. Operating margin improved to 23.5% in 1996 as compared to 20.4% in 1995. The increase resulted primarily from increased profitability from NOW and NORM disposal operations.

     General and administrative expenses decreased as a proportion of revenue to 2.1% in 1996 from 2.5% in 1995 and increased in absolute amount by $262,000.

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

Interest Expense

     Interest expense was substantially unchanged at $3.9 million in 1996 compared to $3.8 million in 1995.

Provision for Income Taxes

     For 1996 and 1995, the Company recorded income tax provisions of $9.8 million and $5.0 million for effective rates of 34.7% and 28.3%, respectively. The 1995 provision reflects the benefit realized from federal tax carryforwards which were fully recognized in 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Revenues

     Total revenues increased to $105.7 million in 1995 from $86.6 million in 1994, an increase of $19.1 million or 22.0%. The components of the increase by product line are as follows: (i) fluids management services revenues increased $11.1 million, as NOW revenue increased $5.5 million, due almost exclusively to additional volume, and NORM processing revenue increased to $6.0 million on approximately 70,000 barrels in the full year 1995 from $1.2 million and 15,000 barrels in the two months of operations during 1994. Product sales and engineering revenue increased $.8 million; (ii) mat rental revenue increased $7.7 million, or 34% due to two factors: (a) increased volume installed at similar pricing compared to the prior year, and, (b) an increase in revenues from extended rerentals of $3.6 million resulting from the longer use of sites, consistent with the trend toward deeper drilling. The size of the average location installed in 1995 grew 17% from the prior year, primarily the result of the trend toward deeper drilling in more remote locations, requiring larger sites to accommodate increased equipment and supplies on the site; (iii) integrated service revenue increased $.2 due to the increased level of site preparation work incident to the rental of mats in the oilfield segment of that business.

Operating Income

     Operating income from continuing operations increased by $9.4 million or 77.9% to total $21.5 million in the 1995 period compared to $12.1 million in the prior year, representing an improvement in operating margin to 20.4% in 1995 compared to 14.0% in 1994.

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

     The decline of $573,000 in general and administrative expenses reflects the effect of approximately $600,000 of prior year charges for legal costs incurred in an appeal of an expropriation matter. Additionally, the provision for uncollectible accounts was $797,000 less in the 1995 period as compared to the 1994 period.

Interest Expense

     Interest expense increased to $3.8 million in 1995 from $2.7 million in 1994. The increase is a result of an increase in borrowings, proceeds of which were used to fund continued additions to productive capacity, including the Company's waste processing facilities, its prefabricated board road mats, and additions to inventory, primarily at the sawmill facility.

Non-recurring Expense

     Results for 1995 include $436,000 of non-recurring cost associated with a proposed merger which was not completed.

Provision for Income Taxes

     During 1995, the Company recorded an income tax provision of $5.0 million equal to 28.3% of pre-tax income. While the Company's net operating loss carryforwards remain to be used for income tax return purposes, for financial reporting purposes, substantially all of the remaining net operating loss and tax credit carryforwards applicable to federal taxes were recognized in the first half of the year, which reduced the effective tax rate for that portion of the year. During 1994, the Company recorded a tax benefit of $252,000 as a result of the availability of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital position remained relatively constant during the year ended December 31, 1996 as compared to 1995. Key working capital data is provided below:

                                                      Year Ended December 31,
                                                     ------------------------
                                                      1996             1995
                                                      ----             ----
         Working Capital (000's)                     $29,881          $32,563
         Current Ratio                                  1.77              2.3

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

     During 1996, the Company's operating activities generated $24.9 million of cash flow. Net proceeds of the recent equity offering in excess of Campbell Wells asset purchase amount, coupled with the $24.9 million generated by operations and net new borrowings (since the offering) of $11.8 million were used to fund the Company's investing activities. Exclusive of the Campbell acquisition, the majority of the funds used in investing activities were utilized for the purchase of board road mats and the expansion of waste disposal facilities, which is reflected in the increase in property, plant and equipment. In addition, the Company purchased its joint venture partners' interest in international mat operations and purchased additional patent rights in the Company's proprietary business, which is reflected in the increase of other assets.

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


DELOITTE & TOUCHE LLP

New Orleans, Louisiana
May 14, 1997

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS
December 31

------------------------------------------------------------------------------------------------
(In thousands, except share data)                                           1996         1995
------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                            $   1,945    $   1,500
    Accounts and notes receivable, less allowance
       of $1,695 in 1996 and $768 in 1995                                   48,369       39,898
    Inventories                                                              7,470       12,039
    Deferred tax asset                                                       8,144        2,701
    Other current assets                                                     2,727        1,450
                                                                         ---------    ---------
       TOTAL CURRENT ASSETS                                                 68,655       57,588

Property, plant and equipment, at cost, net of
    accumulated depreciation                                               114,670       85,519
Cost in excess of net assets of purchased businesses and
    identifiable intangibles, net of accumulated amortization               83,512        4,340
Other assets                                                                23,047        6,685
                                                                         ---------    ---------
                                                                         $ 289,884    $ 154,132
                                                                         =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                                                        $     647    $     287
    Current maturities of long-term debt                                    11,736        7,844
    Accounts payable                                                        15,091       12,167
    Accrued liabilities                                                      9,835        3,562
    Current taxes payable                                                    1,465        1,165
                                                                         ---------    ---------
       TOTAL CURRENT LIABILITIES                                            38,774       25,025

Long-term debt                                                              34,918       47,106
Other non-current liabilities                                                2,644          285
Deferred taxes payable                                                      10,107        3,961
Commitments and contingencies (See Note J)                                      --           --

SHAREHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 1,000,000 shares
       authorized, no shares outstanding                                        --           --
    Common Stock, $.01 par value, 80,000,000 shares
       authorized, 30,219,232  shares outstanding in 1996
       and 22,432,354 in 1995                                                  150          111
    Paid-in capital                                                        254,279      147,133
    Retained earnings (deficit)                                            (50,988)     (69,489)
                                                                         ---------    ---------
       TOTAL SHAREHOLDERS' EQUITY                                          203,441       77,755
                                                                         ---------    ---------
                                                                         $ 289,884    $ 154,132
                                                                         =========    =========

         See accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31

---------------------------------------------------------------------------------------------
(In thousands, except per share data)                        1996         1995         1994
---------------------------------------------------------------------------------------------
Revenues                                                  $ 135,974    $ 105,720    $  86,625
Operating costs and expenses:
    Cost of services provided                                87,081       70,360       60,901
    Operating costs                                          10,784       10,693        9,124
                                                          ---------    ---------    ---------
                                                             97,865       81,053       70,025

General and administrative expenses                           2,920        2,658        3,231
Restructure expense                                           2,432           --           --
Provision for uncollectible accounts and
    notes receivable                                            739          463        1,260
                                                          ---------    ---------    ---------
Operating income                                             32,018       21,546       12,109
Interest income                                                (223)        (222)         (80)
Interest expense                                              3,900        3,833        2,724
Non-recurring expense                                            --          436           --
                                                          ---------    ---------    ---------
Income before income taxes                                   28,341       17,499        9,465
Provision (benefit) for income taxes                          9,838        4,957         (252)
                                                          ---------    ---------    ---------

Net income                                                $  18,503    $  12,542    $   9,717
                                                          =========    =========    =========


Weighted average common and common
equivalent shares outstanding:
    Primary                                                  26,396       22,820       21,386
                                                          =========    =========    =========
    Fully diluted                                            26,496       22,904       21,548
                                                          =========    =========    =========


Net income per common and common equivalent share:
    Primary                                               $     .70    $     .55    $     .45
                                                          =========    =========    =========
    Fully diluted                                         $     .70    $     .55    $     .45
                                                          =========    =========    =========


         See accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 1994, 1995 and 1996

-------------------------------------------------------------------------------------
                                                                 Retained
                                            Common     Paid-In   Earnings
(In thousands)                               Stock     Capital   (Deficit)    Total
-------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1994                   $    208   $133,282   $(83,023)   $ 50,467

   Employee stock options                         2        949         --         951
   Other                                         --      2,496         --       2,496
   Net income                                    --         --      9,717       9,717
                                           --------   --------   --------    --------
BALANCE, DECEMBER 31, 1994                      210    136,727    (73,306)     63,631

   Employee stock options                         2      1,581         --       1,583
   Stock dividend                                10      8,714     (8,724)         --
   Net income                                    --         --     12,541      12,541
                                           --------   --------   --------    --------
BALANCE, DECEMBER 31, 1995                      222    147,022    (69,489)     77,755

   Employee stock options                         6      4,950         (2)      4,954
   Public offering                               70     96,319         --      96,389
   Acquisitions                                   2      5,838         --       5,840
   Net income                                    --         --     18,503      18,503
                                           --------   --------   --------    --------
BALANCE, DECEMBER 31, 1996                 $    300   $254,129   $(50,988)   $203,441
                                           ========   ========   ========    ========

         See accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31

------------------------------------------------------------------------------------------------------------
(In thousands )                                                             1996         1995         1994
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $  18,503    $  12,542    $   9,716
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                           17,220       10,000        7,393
    Provision for doubtful accounts                                            775          190          974
    Provision (benefit) from deferred income taxes                           4,738        3,326         (383)
    Loss (gain) on sales of assets                                              36           79           (2)
Change in assets and liabilities net of effects of acquisitions:
    Increase in accounts and notes receivable                              (10,410)     (16,410)      (4,003)
    Decrease (increase)  in inventories                                        188       (4,897)         702
    Decrease (increase) in other assets                                         (1)      (1,509)      (1,875)
    (Decrease) increase in accounts payable                                  1,395        1,896         (152)
    (Decrease) increase in accrued liabilities and other                    (7,579)       2,227         (864)
                                                                         ---------    ---------    ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                            24,865        7,444       11,506
                                                                         ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (44,521)     (24,024)     (23,160)
    Disposal of property, plant and equipment                                1,492          567          102
    Investment in joint venture                                             (4,406)      (1,094)          30
    Payments received on notes receivable                                      440          249       (1,000)
    Advances on notes receivable                                              (112)        (227)          --
    Purchase of Campbell Wells assets                                      (70,330)          --           --
    Purchase of patents                                                     (5,700)          --           --
    Purchase of partners' joint venture interest                            (1,131)          --           --
    Proceeds from sale of net assets of discontinued operations                 --           --          661
                                                                         ---------    ---------    ---------
       NET CASH USED IN INVESTING ACTIVITIES                              (124,268)     (24,529)     (23,367)
                                                                         ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on lines of credit                                        5,749       20,796          492
    Principal payments on notes payable
     and long-term debt                                                    (12,294)     (20,784)     (10,709)
    Proceeds from issuance of  debt                                          3,374       15,328       21,617
    Proceeds from exercise of stock options                                  4,953        1,266          897
    Proceeds from issuance of stock, net of expenses                        98,066           --           --
    Other                                                                       --          317           55
                                                                         ---------    ---------    ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                            99,848       16,923       12,352
                                                                         ---------    ---------    ---------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                          445         (162)         491

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               1,500        1,662        1,171
                                                                         ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $   1,945    $   1,500    $   1,662
                                                                         =========    =========    =========

         See accompanying Notes to Consolidated Financial Statements.

                            NEWPARK RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION. Newpark Resources, Inc. ("Newpark" or the "Company") provides comprehensive environmental management and oilfield construction services to the oil and gas industry in the Gulf Coast region, principally Louisiana and Texas. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All financial statements have been restated to include the effects of the Sampey Bilbo Meschi Drilling Fluids Management, Inc. ("SBM") acquisition that was accounted for as a pooling of interests. All material intercompany transactions are eliminated in consolidation.

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

FAIR VALUE DISCLOSURES. Statement of Financial Accounting Standards ("SFAS")
No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the fair value of all significant financial instruments. The estimated fair value amounts have been developed based on available market information and appropriate valuation methodologies. However, considerable judgement is required in developing the estimates of fair value. Therefore, such estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. After such analysis, management believes the carrying values of the Company's significant financial instruments (consisting of cash and cash equivalents, receivables, payables and long-term debt) approximate fair values at December 31, 1996 and 1995.

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

INTEREST CAPITALIZATION. For the years ended December 31, 1996, 1995 and 1994 the Company incurred interest cost of $4,415,000, $4,291,000, and $2,869,000 of which $515,000, $458,000, and $145,000 was capitalized, respectively, on qualifying construction projects.

INCOME PER SHARE. Primary and fully diluted net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents consist of stock options. All per share and weighted average share amounts have been restated to give retroactive effect to a 2-for-1 stock split approved by the shareholders on May 14, 1997 and a 5% stock dividend declared and paid during 1995.

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

NEW ACCOUNTING PRONOUNCEMENTS. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per share" ("SFAS 128") which changes the method of calculating earnings per share (EPS). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of income. Basic EPS is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 31, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997, as early adoption is not permitted. Management believes that the adoption of this standard will not have a significant impact on the financial statements.

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

-----------------------------------------------------------------------------------
(In thousands except per share amounts)                     1996           1995
-----------------------------------------------------------------------------------
Revenues                                               $    152,753    $    124,557
Net income                                                   20,460         16,018
                                                       ============    ============
Net income per common and
   common equivalent share:
           Primary                                     $       0.78    $      0.70
         Fully diluted                                         0.77           0.70
===================================================================================

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

     In conjunction with this acquisition and the acquisition of a new waste disposal license, the Company recorded a third quarter restructure charge of $2.4 million, $1.6 million after taxes, or $0.06 per common share. A total of approximately $1.8 million was related to the restructuring of certain of the Company's NOW processing operations and staffing changes to facilitate the integration of its operations with those recently acquired by Campbell. The Company recognized an additional $.6 million of non-recurring costs associated with the termination of processing operations at its original NORM facility at Port Arthur, Texas and the partial closure of the site.

     On August 29, 1996, the Company sold the land, buildings and certain equipment comprising substantially all of the assets of its former marine repair operation to the operator of the facility and refinanced certain advances previously made to the operator. The assets sold had previously been subject to an operating lease to the same party, and the purchase was made under the terms of a purchase option granted in the original lease. The sales price of approximately $16.0 million represents the net book value of the assets sold and refinanced. The consideration received included $1.2 million in cash, $7.2 million in notes receivable, and $7.6 million in debt obligations, which were assumed by the operator. The notes receivable are included in other assets and have been recorded at their estimated fair value which approximates the amount at which they can be prepaid at the operator's options during the term of the notes. The notes receivable include two notes, and one of which is in the face amount of $8,534,000, bears interest at 5.0% per annum, with interest and principal payable at September 30, 2003. The second note is in the face amount of $600,000, bears interest at 8.0% per annum and is payable in monthly and annual installments of principal and interest through September 30, 2003. Both notes are secured by a second lien on the assets sold as well as certain guarantees of the operator. The Company has guaranteed certain of the debt obligations of the operator, which is limited to a maximum of $10 million and reduces proportionately with debt repayments made by the operator.

     On February 28, 1997, Newpark issued 582,000 shares of its common stock in exchange for all of the outstanding common stock of SBM. SBM is a full service drilling fluids company serving the onshore and offshore Louisiana and Texas Gulf Coast drilling markets. This business combination has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of SBM.

     Prior to the combination SBM's fiscal year end was October 31. Newpark's fiscal year is December 31. In applying pooling of interests accounting, the December 31, Newpark consolidated financial statements were combined with the October 31 SBM financial statements for all years presented.

     Operating results prior to the combination of the separate companies and the combined amounts presented in the consolidated financial statements are summarized below:

                           (In thousands of dollars)

                                                     Year Ended
                                                     December 31,
                                            1996                1995
                                         ----------        --------------
Revenues:
        Newpark                          $  121,542        $       97,982
        SBM                                  14,432                 7,738
                                         ----------        --------------
        Combined                         $  135,974        $      105,720
                                         ==========        ==============
Net Earnings:
        Newpark                          $   18,453        $       12,236
        SBM                                      50                   306
                                         ----------        --------------
        Combined                         $   18,503        $       12,542
                                         ==========        ==============

C. PROPERTY, PLANT AND EQUIPMENT

     The Company's investment in property, plant and equipment at December 31, 1996 and 1995 is summarized as follows:

------------------------------------------------------------
(In thousands)                           1996        1995
------------------------------------------------------------
Land                                  $   2,411    $   5,072
Buildings and improvements               17,258       30,172
Machinery and equipment                  53,297       44,203
Board road mats                          78,881       46,386
Other                                     2,579        2,584
                                      ---------    ---------
                                        154,426      128,417
Less accumulated depreciation           (39,756)     (42,898)
                                      ---------    ---------
                                      $ 114,670    $  85,519
                                      =========    =========

D. CREDIT ARRANGEMENTS AND LONG-TERM DEBT

     Credit arrangements and long-term debt consisted of the following at December 31, 1996 and 1995:

------------------------------------------------------------------------------
(In thousands)                                              1996        1995
------------------------------------------------------------------------------
Bank - line of credit                                     $ 11,778    $ 18,378
Bank - term note                                            27,223      25,000
Bank - line of credit                                        2,350          --
Building loan                                                1,799         482
Acquisition financing due in 1999 with an
   interest rate of 7%                                       1,375          --
Note payable to stockholder
   at 10% due in 2000                                          382         484
Assets subject to lease, financed through
   2001 with an interest rate of 10.1%                          --       8,075
Acquisition financing due in 1996 with an
   interest rate of 8%                                          --         327
Other, principally installment notes secured by
   machinery and equipment, payable through
   2001 with interest at 3.3% to 13.5%                       1,747       2,204
                                                          --------    --------
                                                            46,654      54,950

Less:  current maturities of long-term debt                (11,736)     (7,844)
                                                          --------    --------
Long-term portion                                         $ 34,918    $ 47,106
                                                          ========    ========

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

     The Company has an additional revolving credit loan agreement whereby it can borrow a maximum of $2,500,000. Borrowings under the revolving credit loan agreement are limited to the amount of certain accounts receivable and inventory. The aggregate advances outstanding as of December 31, 1996 totaled $2,350,000, due August 30, 1997. Under the terms of the agreement, interest is payable monthly at the bank's prime rate plus 1%. This line of credit was paid in full subsequent to December 31, 1996.

     Maturities of long-term debt are $11,736,000 in 1997, $21,099,000 in 1998,
$8,466,000 in 1999, $4,105,000 in 2000, $180,000 in 2001 and $1,068,000
thereafter.

E. INCOME TAXES

     The provision for income taxes charged to operations is principally U. S. Federal tax as follows: Year Ended December 31,

                                                      Year Ended December 31,
-------------------------------------------------------------------------------
(In thousands)                                      1996        1995       1994
-------------------------------------------------------------------------------
Current tax expense                               $ 3,670     $ 1,631    $  115
Deferred tax expense (benefit)                      6,168       3,326      (367)
                                                  -------     -------    ------
Total provision (benefit)                         $ 9,838     $ 4,957    $ (252)
                                                  =======     =======    ======

     The deferred tax expense (benefit) includes a decrease in the valuation allowance for deferred tax assets of $236,000, $1,700,000, and $3,129,000 for 1996, 1995 and 1994, respectively.

         The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

                                                               Year Ended December 31,
                                                           1996         1995         1994
                                                           ----         ----         ----
Income tax expense at statutory rate                       35.0%        34.0%        34.0%
Non-deductible portion of business expenses                 1.0          1.4         (2.4)
Tax benefit of NOL utilization                             (1.0)        (9.7)       (36.6)
Other                                                       (.3)         2.6          2.3
                                                           ----         ----         ----
Total income tax expense (benefit)                         34.7%        28.3%        (2.7%)
                                                           ====         ====         ====

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

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

-----------------------------------------------------------------------------
(In thousands)                                           1996         1995
-----------------------------------------------------------------------------
Deferred tax assets:
     Net operating losses                            $    4,424    $    8,769
     Accruals not currently deductible                    3,041            --
     Alternative minimum tax credits                      4,028         1,592
     All other                                            1,496           398
                                                     ----------    ----------

         Total deferred tax assets                       12,989        10,759
    Valuation allowance                                      --          (236)
                                                     ----------    ----------

         Net deferred tax assets                     $   12,989    $   10,523
                                                     ----------    ----------

Deferred tax liabilities:
     Depreciation                                    $   11,032    $    8,783
     Amortization                                           726         1,823
     All other                                            3,194         1,177
                                                     ----------    ----------

       Total deferred tax liabilities                    14,952        11,783
                                                     ----------    ----------

       Total net deferred tax  liabilities           $   (1,963)   $   (1,260)
                                                     ==========    ==========

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

G. COMMON STOCK

     On May 14, 1997, the shareholders of the Company approved an increase in the number of authorized common stock shares to 80,000,000. This allowed the Company to effect a 2-for-1 stock split previously authorized by the Board of Directors. All share amounts and per share amounts have been adjusted retroactively to reflect this stock split.

   Changes in outstanding Common Stock for the years ended December 31, 1996, 1995, and 1994 were as follows:
-------------------------------------------------------------------------------------------
(In thousands of shares)                                     1996        1995       1994
-------------------------------------------------------------------------------------------
Outstanding, beginning of year                               22,432      21,136      20,880
Dividend shares issued                                           --       1,010          --
Shares issued for public offering                             6,900          --          --
Shares issued to settle royalty obligations                     217          --          --
Shares issued to acquire mat patent rights                      138          --          --
Shares issued upon exercise of options                          532         286         256
                                                             ------      ------      ------
    Outstanding, end-of-year                                 30,219      22,432      21,136
                                                             ======      ======      ======

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

                                                                                  Year Ended December 31,
----------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                        1996                       1995
----------------------------------------------------------------------------------------------------------------
Net income                                  As reported                 $      18,503             $      12,542
                                            Pro forma                          17,541                    12,208

Primary earnings per share                  As reported                          0.70                      0.55
                                            Pro forma                            0.66                      0.53

Fully diluted earnings                      As reported                          0.70                      0.55
  per share                                 Pro forma                            0.66                      0.53


     The fair value of each option grant is estimated on the date of grant using the Black- Scholes option-pricing model with the following assumptions for grants in 1996: no dividend yield; expected volatility of 40.8%; risk-free interest rate of 6.2%; and expected life of 4 years. The following assumptions were used for options granted in 1995: no dividend yield; expected volatility of 41.6%; risk-free interest rate of 6.0%; and expected life of 4 years.

     A summary of the status of the Company's four stock option plans as of December 31, 1996, and 1995, and changes during the periods ending on those dates is presented below:

                                                                        Years Ended December 31,
                                        --------------------------------------------------------------------------------
                                                         1996                                       1995
                                        ------------------------------------------     ---------------------------------
                                                             Weighted-Average                          Weighted-Average
                                             Shares             Exercise Price            Shares       Exercise Price
                                        -----------------    --------------------     --------------   -----------------
Outstanding at beginning of year           1,990,016         $     6.52                  1,079,962      $     5.07
   Granted                                   632,000              16.32                  1,163,500            7.69
   Exercised                                (533,384)              5.45                   (274,334)           4.34
   Dividend                                        -                  -                     65,220            6.57
   Canceled                                  (33,566)              7.56                    (44,332)           6.86
                                        ------------                                   -----------

Outstanding at end of year                 2,055,066               9.80                  1,990,016            6.52
                                        ============                                    ==========
Weighted-average fair value of options
     granted during the year            $      6.56                                     $     3.10

     The following table summarizes information about stock options outstanding at December 31, 1996.

                                      Options Outstanding                                   Options Exercisable
                    -----------------------------------------------------------     ------------------------------------
   Range of                            Weighted-Average           Weighted-                                Weighted-
   Exercise             Number           Remaining                 Average            Number                Average
     Prices         Outstanding      Contractual Life (Years)    Exercise Price      Exercisable          Exercise Price
---------------     ------------     ------------------------    --------------     -------------         --------------
$3.45 to $4.70           217,598               3.87              $     4.01             181,934             $  3.95
$6.55 to $9.87         1,217,468               5.48                    7.44             466,498                7.32
$12.25 to $18.62         620,000               6.87                   16.44                   -                   -
                    ------------                                                     ----------


     Total             2,055,066                                                        648,432
                    ============                                                     ==========

     The Amended and Restated Newpark Resources, Inc. 1988 Incentive Stock Option Plan (the "1988 Plan") was adopted by the Board of Directors on June 22, 1988 and thereafter was approved by the stockholders. The 1988 Plan was amended and restated by the Board of Directors and stockholders in 1992 to increase the number of shares of Common Stock issuable thereunder from 210,000 to 945,000; was further amended by the Board of Directors and stockholders in 1994 to increase the number of shares of Common Stock issuable thereunder from 945,000 to 1,365,000, and was further amended by the Board of Directors and stockholders in 1995 to increase the number of shares of Common Stock issuable thereunder from 1,365,000 to two million shares. An option may not be granted for an exercise price less than the fair market value on the date of grant and may have a term of up to ten years.

     The 1992 Directors' Stock Option Plan (the "1992 Directors' Plan") was adopted on October 21, 1992 by the Compensation Committee and, thereafter, was approved by the stockholders in 1993.

     The purpose of the 1992 Directors' Plan was to provide two directors ("Optionees") additional compensation for their services to Newpark and to promote an increased incentive and personal interest in the welfare of Newpark by such directors. The Optionees were each granted a stock option to purchase 105,000 shares of Common Stock at an exercise price of $4.16 per share, the fair market value of the Common Stock on the date of grant for a term of ten years. No additional options may be granted under the Directors' Plan. At December 31, 1996, all options had been exercised under this plan.

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

     Upon the adoption of the 1993 Non-Employee Directors' Plan, the five non-employee directors were each granted a stock option to purchase 31,500 shares of Common Stock at an exercise price of $4.28 per share, the fair market value of the Common Stock on the date of grant. In addition, each new Non-Employee Director, on the date of his or her election to the Board of Directors automatically will be granted a stock option to purchase 31,500 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The determination of fair market value of the Common Stock is based on market quotations. On November 2, 1995, the Board of Directors adopted, and the shareholders approved on June 12, 1996, amendments to the Non-Employee Directors' Plan to increase the maximum number of shares issuable thereunder from 315,000 to 420,000 and to provide for the automatic grant at five year intervals of additional stock options to purchase 21,000 shares of Common Stock to each non-employee director who continues to serve on the Board. At December 31, 1996, 52,500 options had been exercised under the 1993 Non-Employee Directors' Plan.

     On November 2, 1995, the Board of Directors adopted, and on June 12, 1996 the stockholders approved, the Newpark Resources, Inc. 1995 Incentive Stock Option Plan (the "1995 Plan"), pursuant to which the Compensation Committee may grant incentive stock options and nonstatutory stock options to designated employees of Newpark. Initially, a maximum of 1,050,000 shares of Common Stock may be issued under the 1995 Plan, with such maximum number increasing on the last business day of each fiscal year of Newpark, commencing with the last business day of the fiscal year ending December 31, 1996, by a number equal to 1.25% of the number of shares of Common Stock issued and outstanding on the close of business on such date, with a maximum number of shares of Common Stock that may be issued upon exercise of options granted under the 1995 Plan being limited to 2,625,000. At December 31, 1996 there were 792,000 options outstanding under the 1995 plan, 84,000 of which were exercisable.

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

     Included in accounts payable and accrued liabilities at December 31, 1996, 1995 and 1994, were equipment purchases of $1,283,000, $4,141,000 and $774,000, respectively. Also included are notes payable for equipment purchases in the amount of $1,397,000 and $257,000 for 1996 and 1995, respectively.

     Interest of $4,217,000, $4,290,000 and $2,713,000, was paid in 1996, 1995 and 1994, respectively. Income taxes of $3,186,000, $56,000 and $90,200 were paid in 1996, 1995 and 1994, respectively.

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

     The Company leases various manufacturing facilities, warehouses, office space, machinery and equipment and transportation equipment under operating leases with remaining terms ranging from one to ten years with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were $5,251,000, $5,253,000, and $4,090,000, in 1996, 1995 and
1994, respectively.

     Future minimum payments under noncancelable operating leases, with initial or remaining terms in excess of one year are: $3,093,000, in 1997, $2,581,000 in 1998, $2,402,000 in 1999, $2,233,000 in 2000, $1,548,000 in 2001, and
$1,070,000 thereafter.

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

M. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                             Quarter Ended
--------------------------------------------------------------------------------------------
                                             Mar 31       Jun 30     Sep 30       Dec 31
                                             ------       ------     ------       ------
 (In thousands, except per share amounts)
=============================================================================================
FISCAL YEAR 1996
Revenues                                   $  28,373   $  29,091   $  33,172   $  45,338
Operating income                               6,102       6,955       7,227      11,734
Net income                                     3,317       3,973       4,016       7,197
Net income per share
   Primary                                      0.14        0.17        0.14        0.23
   Fully diluted                                0.14        0.17        0.14        0.23

FISCAL YEAR 1995
Revenues                                   $  24,680   $  24,938   $  26,555   $  29,547
Operating income                               4,009       5,030       5,682       6,825
Net income                                     2,772       3,423       2,829       3,518
Net income per share
   Primary                                      0.12        0.15        0.12        0.15
   Fully diluted                                0.12        0.15        0.12        0.15

Newpark Resources, Inc.                                            SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1996, 1995 and 1994
(In thousands of dollars)






                                                         Additions
                                        Balance           Charged                                                     Balance
                                          at                to                                                          at
                                       Beginning         Costs and          Other              Other                   End of
                                        of Year          Expenses         Additions         Deductions                  Year
                                    -------------     -------------     --------------    --------------          ----------------
          1996

Allowance for
   doubtful accounts                $         768     $         739     $          229(a) $          (41)(b)      $          1,695
                                    =============     =============     ==============    ==============          ================

Valuation allowance for
   deferred tax assets              $         236                 -     $            -(d) $         (236)(c)      $              -
                                    =============     =============     ==============    ==============          ================



          1995

Allowance for
   doubtful accounts                $         455     $         463     $           13(a) $         (163)(b)      $            768
                                    =============     =============     ==============    ==============          ================

Valuation allowance for
   deferred tax assets              $         967                 -     $          969(d) $       (1,700)(c)      $            236
                                    =============     =============     ==============    ==============          ================


          1994

Allowance for
   doubtful accounts                $         354     $         974     $           44(a) $         (917)(b)      $            455
                                    =============     =============     ==============    ==============          ================

Valuation allowance for
   deferred tax assets              $       4,096                 -                  -     $      (3,129)(c)      $            967
                                    =============     =============     ==============    ==============          ================




     (a)  Recovery of amounts previously written off and other adjustments.

     (b)  Write-offs.

     (c) Change in valuation allowance reflecting the future benefit of net operating losses.

     (d)  Initial set-up of valuation allowance.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned hereunto duly authorized.

                                          NEWPARK RESOURCES, INC.



Dated:  May 22, 1997                      by /s/ James D. Cole
                                             -----------------------
                                             James D. Cole
                                             Chairman of the Board, President
                                             and Chief Executive Officer