Form 10-Q
period 1997-06-30
NEWPARK RESOURCES INC
filed 1997-08-14
CIK 71829

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


For the quarterly period ended June 30, 1997         Commission File No. 1-2960


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

Common Stock, $0.01 par value:  31,829,269 shares at August 12, 1997

===============================================================================

                            NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-Q
                         FOR THE SIX MONTH PERIOD ENDED
                                 JUNE 30, 1997



 Item                                                                         Page
Number   Description                                                         Number
------   -----------                                                         ------
         PART I

      1  Unaudited Consolidated Financial Statements:
             Balance Sheets -
                  June 30, 1997 and December 31, 1996 .......................... 3
             Statements of Income for the Three Month and Six Month
                  Periods Ended June 30, 1997 and 1996.......................... 4
             Statements of Cash Flows for the
                  Six Month Periods Ended June 30, 1997 and 1996................ 5
             Notes to Consolidated Financial Statements ........................ 6
      2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations................................10

         PART II

      6  Exhibits and Reports on Form 8-K.......................................16

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS
As of June 30, 1997 and December 31, 1996
(Unaudited)


                                                                 June 30,      December 31,
                                                                --------------------------
(In thousands, except share data)                                  1997           1996
                                                                -----------    -----------
ASSETS

Current assets:
    Cash and cash equivalents                                   $     3,733    $     1,945
    Accounts and notes receivable, less allowance
       of $2,206 in 1997 and $1,695 in 1996                          56,313         48,369
    Inventories                                                       7,925          7,470
    Deferred tax asset                                                4,644          8,144
    Other current assets                                              3,071          2,727
                                                                -----------    -----------
       Total current assets                                          75,686         68,655

Property, plant and equipment, at cost, net of
    accumulated depreciation                                        146,637        114,670
Cost in excess of net assets of purchased businesses and
    identifiable intangibles, net of accumulated amortization        94,269         83,512
Other assets                                                         24,689         23,114
                                                                -----------    -----------
                                                                $   341,281    $   289,951
                                                                ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable                                               $       233    $     2,997
    Current maturities of long-term debt                              1,859          9,386
    Accounts payable                                                 16,488         15,091
    Accrued liabilities                                               8,170          9,835
    Current taxes payable                                             3,332          1,465
                                                                -----------    -----------
       Total current liabilities                                     30,082         38,774

Long-term debt                                                       63,091         34,612
Other non-current liabilities                                         3,345          2,950
Deferred taxes payable                                               11,058         10,174
Commitments and contingencies (See Note 10)                            --             --

Shareholders' equity:
    Preferred Stock, $.01 par value, 1,000,000 shares
       authorized, no shares outstanding                               --             --
    Common Stock, $.01 par value, 80,000,000 shares
       authorized, 31,367,874  shares outstanding in 1997
       and 30,219,232 in 1996                                           312            150
    Paid-in capital                                                 267,163        251,930
    Retained earnings (deficit)                                     (33,770)       (48,639)
                                                                -----------    -----------
       Total shareholders' equity                                   233,705        203,441
                                                                -----------    -----------
                                                                $   341,281    $   289,951
                                                                ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Month Periods Ended June 30,
(Unaudited)

                                             Three Months Ended         Six Months Ended
                                                 June 30,                    June 30,
                                         ----------------------------------------------------
(In thousands, except per share data)       1997          1996          1997          1996
                                         ----------    ----------    ----------    ----------
Revenues                                 $   47,959    $   29,091    $   90,873    $   57,464
Operating costs and expenses:
     Cost of services provided               28,618        19,091        55,107        38,158
     Operating costs                          4,608         2,307         8,272         4,794
                                         ----------    ----------    ----------    ----------
                                             33,226        21,398        63,379        42,952

General and administrative expenses             774           732         1,582         1,449
Provision for uncollectible accounts
     and notes receivable                      --               6          --               6
                                         ----------    ----------    ----------    ----------
Operating income                             13,959         6,955        25,912        13,057
Interest income                                 (51)          (33)          (95)          (66)
Interest expense                                990         1,008         1,845         1,927
                                         ----------    ----------    ----------    ----------
Income from operations
     before provision for income taxes       13,020         5,980        24,162        11,196
Provision for income taxes                    4,751         2,007         8,778         3,906
                                         ----------    ----------    ----------    ----------

Net income                               $    8,269    $    3,973    $   15,384    $    7,290
                                         ==========    ==========    ==========    ==========


Weighted average common and common
     equivalent shares outstanding:
        Primary                              31,977        23,782        31,750        23,488
                                         ==========    ==========    ==========    ==========
        Fully diluted                        32,229        23,840        32,007        23,694
                                         ==========    ==========    ==========    ==========


Net income per common and common
     equivalent share:
        Primary                          $     0.26    $     0.17          0.48    $     0.31
                                         ==========    ==========    ==========    ==========
        Fully diluted                    $     0.26    $     0.17          0.48    $     0.31
                                         ==========    ==========    ==========    ==========


          See accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30,
(Unaudited)


(In thousands )                                                       1997        1996
                                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 15,384    $  7,290
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                     11,754       5,998
    Provision for doubtful accounts                                     --             6
    Provision for deferred income taxes                                6,154       2,349
    Gain on sales of assets                                              (17)       (913)
Change in assets and liabilities, net of effects of acquisitions:
    (Increase) decrease in accounts and notes receivable              (5,020)      1,091
    (Increase) decrease in inventories                                  (307)      1,751
    Increase in other assets                                          (1,255)       (509)
    (Decrease)  in accounts payable                                   (3,607)     (3,696)
    (Decrease) increase  in accrued liabilities and other             (4,460)        618
                                                                    --------    --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                     18,626      13,985
                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                             (36,507)    (22,746)
    Proceeds from disposal of property, plant and equipment               68         649
    Purchase of patents                                                 --        (1,200)
    Investment in joint venture                                         (168)       --
    Payments received on notes receivable                                 24          66
    Net cash acquired in connection with acquisitions                  1,653        --
                                                                    --------    --------
        NET CASH USED IN INVESTING ACTIVITIES                        (34,930)    (23,231)
                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on lines of credit                                 26,203       8,984
    Principal payments on notes payable, capital lease
       obligations and long-term debt                                (10,509)     (5,266)
    Proceeds from issuance of  debt                                     --         3,358
    Proceeds from conversion of stock options                          2,248       1,552
                                                                    --------    --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                     17,942       8,628
                                                                    --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              1,638        (618)

NET INCREASE IN CASH FOR SBM FOR THE TWO MONTHS ENDED
     DECEMBER 31, 1996                                                   150        --

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         1,945       1,500
                                                                    --------    --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                      $  3,733    $    882
                                                                    ========    ========




          See accompanying Notes to Consolidated Financial Statements.

                            NEWPARK RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 In the opinion of management the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark" or the "Company") as of June 30, 1997, and the results of operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1996 audited financial statements and related notes filed on Form 10-K/A, Amendment No. 1 dated May 22, 1997.

Note 2 The consolidated financial statements include the accounts of Newpark and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

Note 3 The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

Note 4 Primary and fully diluted income per common share is calculated by dividing net income by the average shares of common stock of the Company ("Common Stock") and Common Stock equivalents outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method.

Note 5 Included in accounts and notes receivable at June 30, 1997 and December 31, 1996 (in thousands) are:

                                                   1997          1996
                                                ----------    ----------
              Trade receivables                 $   45,087    $   34,304
              Unbilled revenues                      8,837         6,616
                                                ----------    ----------
              Gross trade receivables               53,924        40,920
              Allowance for doubtful accounts       (2,206)       (1,695)
                                                ----------    ----------
              Net trade receivables                 51,718        39,225
              Notes and other receivables            4,595         9,144
                                                ----------    ----------
              Total                             $   56,313    $   48,369
                                                ==========    ==========

Note 6 Inventories at June 30, 1997 and December 31, 1996 consisted principally of raw materials.

Note 7 Interest of $184,000 and $167,000 was capitalized during the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, interest of $261,000 and $385,000 was capitalized, respectively.

Note 8 The Company maintains a $90.0 million bank credit facility in the form of a revolving line of credit commitment. The credit facility is secured by a pledge of substantially all of the Company's accounts receivable, inventory and property, plant and equipment. It bears interest at either a specified prime rate (8.50% at June 30, 1997) or the LIBOR rate (5.78% at June 30, 1997) plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. Interest on the line of credit is payable monthly on prime rate borrowings and the last day of the interest period on LIBOR rate borrowings. The line of credit matures on June 30, 2000. At June 30, 1997, $1.7 million of letters of credit were issued and outstanding, leaving a net of $88.3 million available for cash advances under the line of credit, against which $59.8 million had been borrowed. The credit facility requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. The Company was in compliance with the agreement at June 30, 1997.

Note 9 During the six month period ended June 30, 1997, noncash transactions included the transfer of $1.1 million from fixed assets to a note receivable, representing the Company's investment in a joint manufacturing venture.

          Equipment purchases of $2,862,000 and $3,234,000 were included in accounts payable and accrued liabilities at June 30, 1997 and 1996, respectively, and in notes payable of $83,000 and $351,000 at June 30, 1997 and 1996, respectively.

          Interest of $1,688,000 and $2,181,000 and income taxes of $2,889,000 and $1,688,000 were paid during the six months ending June 30, 1997 and 1996, respectively.

          During the six month period ended June 30, 1996, noncash transactions included the acquisition of certain patents in exchange for $5,841,000 of the Company's common stock and $1,200,000 in cash. In connection with the purchase of these patents the Company recorded a deferred tax liability of $900,000. Included in accounts receivable at June 30, 1996 are proceeds to be received from the sale of fixed assets of $893,000. Transfers from inventory to fixed assets of $1,521,000 were made during this period.

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

          In the normal course of business, in conjunction with its insurance programs, the Company has established letters of credit in favor of certain insurance companies in the amount of $1,650,000 at June 30, 1997. At June 30, 1997, the Company had outstanding guaranty obligations totaling $865,000 in connection with facility closure obligations.

          On August 29, 1996, the Company sold the land, buildings and certain equipment comprising substantially all of the assets of its former marine repair operation to the operator of the facility. These assets had previously been subject to an operating lease to the same party, and the purchase was made under the terms of a purchase option granted in the original lease. The Company has guaranteed certain of the debt obligations of the operator, limited to a maximum of $10 million and reducing proportionately with debt repayments made by the operator.

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

Note 11 In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share (EPS). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of income. Basic EPS is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute EPS and to restate all prior periods. Early adoption is not permitted. This statement is not expected to have a significant impact on the Company's reported EPS amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         During the six months ended June 30, 1997, the Company completed six separate acquisition transactions. The first transaction involved SBM Drilling Fluids Management, Inc. (SBM), a full-service drilling fluids company which serves customers in the Louisiana and Texas Gulf Coast, which was accounted for as a pooling of interests. Consideration for this transaction was the issuance of 582,000 shares of Newpark Common Stock. The direct costs related to this transaction, which are charged to current operations, amounted to $316,000. In conjunction with the SBM acquisition, the Company instituted a liquid mud recycling program, by which it plans to utilize a portion of the material collected in its NOW waste operations as raw material for liquid mud sold by the drilling fluids unit. The second transaction involved the acquisition of approximately 120 acres of land from a major oil company. While the land has marginal oil and gas production on it, the Company plans to develop the property into an industrial waste disposal facility. The third transaction involved the acquisition of an additional injection facility which included two active injection wells located on 37 acres of land. The two land acquisitions are adjacent to the Company's current Big Hill facility. The fourth transaction involved the acquisition of a specialty milling company that grinds barite and other industrial minerals at facilities in Houston, Texas and New Iberia, Louisiana for oilfield and industrial markets. This acquisition provides a supply of critical raw materials for the Company's drilling fluids operations. This transaction involved the issuance of 166,667 shares of Newpark Common Stock and was accounted for as a pooling of interests. The fifth transaction involved the purchase of a retail drilling fluids company and wholesale supplier of drilling fluids products. These companies provided added distribution capacity for the Company's Gulf Coast drilling fluids market. This transaction involved the issuance of 111,000 shares of Newpark Common Stock and was accounted for as a purchase. The final transaction involved the acquisition of an oilfield site contractor which expanded the Company's presence and service capability in the site preparation and contracting business. This transaction involved the issuance of 122,000 shares of Newpark Common Stock and was accounted for as a purchase.

         Subsequent to June 30, 1997 the Company completed three additional acquisitions. Two of these acquisitions added market and product coverage to the Company's drilling fluids business, while the other expanded the Company's presence in the site preparation and contracting business.

RESULTS OF OPERATIONS

         Results for the three months and six months ended June 30, 1996 have been restated to give effect to the acquisition of SBM on a pooling of interests basis. The following table represents revenue by product line, for the three and six month periods ended June 30, 1997 and 1996. The product line data has been reclassified from prior periods' presentation in order to more effectively distinguish the fluids management services and mat rental services, in which the Company maintains certain proprietary advantages, from its other service offerings.

                                                   Three Month Periods Ended June 30,
                                                          (Dollars in thousands)
                                                        1997                 1996
                                                 -----------------    -----------------
Revenues by product line:
         Fluids management services:
           NOW & NORM disposal                   $15,284      31.9%   $ 9,559      32.9%
           Drilling fluids                        11,670      24.3      2,912      10.0
                                                 -------   -------    -------   -------
              Total fluids management services    26,954      56.2     12,471      42.9
         Mat rental services                      10,644      22.2      5,707      19.6
         Integrated services                      10,361      21.6     10,403      35.8
         Other                                      --        --          510       1.7
                                                 -------   -------    -------   -------
           Total revenues                        $47,959     100.0%   $29,091     100.0%
                                                 =======   =======    =======   =======

                                                    Six Month Periods Ended June 30,
                                                         (Dollars in thousands)
                                                       1997                  1996
                                                 -----------------    -----------------
Revenues by product line:
         Fluids management services:
           NOW & NORM disposal                   $29,119      32.0%   $17,392      30.3%
           Drilling fluids                        18,620      20.5      4,518       7.8
                                                 -------   -------    -------   -------
              Total fluids management services    47,739      52.5     21,910      38.1
         Mat rental services                      23,898      26.3     13,608      23.7
         Integrated services                      19,236      21.2     20,926      36.4
         Other                                      --        --        1,020       1.8
                                                 -------   -------    -------   -------
           Total revenues                        $90,873     100.0%   $57,464     100.0%
                                                 =======   =======    =======   =======

THREE MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 1996

Revenues

         Total revenues increased to $48.0 million in the 1997 period from $29.1 million in the 1996 period, an increase of $18.9 million or 65.0%, consisting primarily of a $14.5 million increase in fluids management service revenue and a $4.9 million increase in mat rental revenue. Principal components of the increase in fluids management service revenue were NOW revenue, which increased $7.5 million and drilling fluids sales and service revenue which increased $8.8 million. These increases were partially offset by a $1.8 million decrease in NORM revenue. The volume of NOW waste processed increased to 1.4 million barrels in 1997 compared to 675,000 barrels in 1996. This expanded volume is attributable to the acquisition of a competitor's marine-related collection operations in August 1996 and increases in the domestic market rig count. The NOW volume increase accounts for approximately 84% of the revenue change, with the remainder of the increase resulting from an increase in the average disposal price in the 1997 quarter. The volume of NORM waste processed was 8,200 barrels compared to 55,500 barrels in 1996. The volume decreased as remediation operations in the Gulf Coast were hampered by unusually heavy rainfall during the 1997 quarter. The increase in mat rental revenue reflects improvements in the domestic market rig count and increased utilization of the Company's mat inventory.

Operating Income

         Operating income of $14.0 million in the 1997 period increased by $7.0 million or 100.7% compared to $7.0 million in the 1996 period, representing an improvement in operating margin to 29.1% in the 1997 period compared to 23.9% in the 1996 period. The major components of the increase were increased profitability from NOW disposal operations due to operating leverage and price increases, and increased utilization and higher pricing of the Company's mat inventory, increased profitability from drilling fluids sales, partially offset by lower NORM revenue.

General and Administrative Expenses

         General and administrative expenses remained relatively unchanged decreasing as a proportion of revenue to 1.6% from 2.5% in the 1996 period, and increasing in absolute amount by $42,000.


Interest Expense

         Interest expense was $990,000 for the six months ended June 30, 1997 as compared to $1,008,000 in 1996.

Provision for Income Taxes

         For the 1997 and 1996 periods, the Company recorded income tax provisions of $4.8 million and $2.0 million equal to 36.5% and 33.6% of pre-tax income, respectively.


Statement of Financial Accounting Standards Number 128

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 which changes the method of calculating earnings per share. The statement is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997, as early adoption is not permitted. The adoption of this standard will not have a significant impact on the Company's reported per share amounts.


SIX MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1996

Revenues

         Total revenues increased to $90.9 million in the 1997 period from $57.5 million in the 1996 period, an increase of $33.4 million or 58.1%, consisting primarily of a $25.8 million increase in fluids management service revenue and a $10.3 million increase in mat rental revenue, partially offset by a $1.7 million decrease in integrated services revenue. Principal components of the increase in fluids management service revenue were NOW revenue, which increased $14.6 million and drilling fluids sales and service revenue which increased $14.1 million. These increases were partially offset by a $2.9 million decrease in NORM revenue. The volume of NOW waste processed increased to 2.8 million barrels in 1997 compared to 1.4 million barrels in 1996. This expanded volume is attributable to the acquisition of a competitor's marine-related collection operations in August 1996 and increases in the domestic market rig count. The NOW volume increase accounts for approximately 82% of the revenue change, with the remainder of the increase resulting from an increase in the average disposal price in the 1997 period. The volume of NORM waste processed was 15,600 barrels compared to 92,700 barrels in 1996. The volume decreased as remediation operations in the Gulf Coast were hampered by unusually heavy rainfall during the 1997 period. The increase in mat rental revenue reflects improvements in the domestic market rig count and increased utilization of the Company's mat inventory. The decrease in integrated services revenue was primarily due to the unusually low level of NOW remediation activity as discussed above.

Operating Income

         Operating income of $25.9 million in the 1997 period increased by $12.9 million or 98.5% compared to $13.1 million in the 1996 period, representing an improvement in operating margin to 28.5% in the 1997 period compared to 22.7% in the 1996 period. The major components of the increase were increased profitability from the NOW disposal operations, increased utilization and higher pricing of the Company's mat inventory, increased profitability from drilling fluids sales, partially offset by lower NORM revenue.


General and Administrative Expenses

         General and administrative expenses remained relatively unchanged decreasing as a proportion of revenue to 1.7% from 2.5% in the 1996 period, and increasing in absolute amount by $133,000.


Interest Expense

         Interest expense was $1,845,000 for the six months ended June 30, 1997 as compared to $1,927,000 in 1996.


Provision for Income Taxes

         For the 1997 and 1996 periods, the Company recorded income tax provisions of $8.8 million and $3.9 million equal to 36.3% and 34.9% of pre-tax income, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position (as restated to give effect to the acquisition of SBM on a pooling of interests basis) increased by $15.7 million during the six months ended June 30, 1997. Key working capital data is provided below:

                                                   June 30, 1997      December 31, 1996
                                                   -------------      -----------------
          Working Capital (000's)                    $  45,604             $  29,881
          Current Ratio                                   2.52                  1.77

         To date during 1997, the Company's working capital needs have been met primarily from operating cash flow and borrowings under the Company's credit facility. Total cash generated from operations of $18.6 million was supplemented by $17.9 million from financing activities to provide for cash of $34.9 million used in investing activities.

         During the quarter ended June 30, 1997, Newpark entered into a restated credit agreement which provides it a $90 million secured revolving line of credit. These borrowings bear interest at the option of the Company, at either a specified prime rate or LIBOR rate, plus a spread which is determined quarterly based upon the ratio of Newpark's funded debt to cash flow. The credit agreement requires that Newpark maintain certain specified financial ratios and comply with other usual and customary requirements. Newpark was in compliance with all of the covenants in the credit agreement at June 30, 1997.

         The revolving line of credit matures June 30, 2000. At June 30, 1997, $1.7 million of letters of credit were issued and outstanding under the line and an additional $59.8 million had been borrowed and was outstanding thereunder.

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

PART II


ITEM 6.       EXHIBIT AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10. Restated Credit Agreement by and among Newpark Resources, Inc., as borrower, Soloco, L.L.C., Newpark Shipholding Texas, L.P., Mallard & Mallard of La., Inc., Soloco Texas L.P., Batson-Mill, L.P., N.I.D., L.P., Newpark Texas, L.L.C., Newpark Holdings, Inc., Newpark Environmental Management Company, L.L.C., Newpark Environmental Services of Texas L.P., Sampey Bilbo Meschi Drilling Fluids Management, Inc., Supreme Contractors, Inc., Excalibar Minerals, Inc., Excalibar Minerals of Louisiana, L.L.C., Supreme Contractors International, Inc., Chemical Technologies, Inc., Newpark Environmental Services, Inc., and FMI Wholesale Drilling Fluids U.S.A., L.P. as guarantors, and Bank One, Louisiana, National Association, Deutsche Bank A.G., New York Branch and/or Cayman Islands Branch and Hibernia National Bank as banks, dated June 30, 1997, filed herewith.

                  27.  Financial Data Schedule

         (b) During the quarter ended June 30, 1997, the registrant filed an annual report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 1996, dated May 22, 1997 to restate Items 6, 7, 8 and 14 to include the effects of the Company's business combination with Sampey Bilbo Meschi Drilling Fluids Management, Inc. ("SBM") and the Company's two-for-one stock split.

                            NEWPARK RESOURCES, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:    August 13, 1997


                                 NEWPARK RESOURCES, INC.




                                 By:  /s/Matthew W. Hardey
                                      -----------------------------------
                                      Matthew W. Hardey, Vice President
                                            and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
 10                 Restated Credit Agreement

 27                 Financial Data Schedule