Form 10-Q
period 1997-09-30
NEWPARK RESOURCES INC
filed 1997-11-13
CIK 71829

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


For the quarterly period ended September 30, 1997    Commission File No. 1-2960


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

Common stock, $0.01 par value: 64,046,088 shares at November 10, 1997, after giving effect to the 2-for-1 stock split, approved by the registrant's board of directors on October 27, 1997.

                                  Page 1 of 17


================================================================================

                            NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-Q
                        FOR THE NINE MONTH PERIOD ENDED
                               SEPTEMBER 30, 1997

   Item                                                                                             Page
  Number        Description                                                                        Number
  ------        -----------                                                                        ------
                PART I

      1         Unaudited Consolidated Financial Statements:
                    Balance Sheets -
                         September 30, 1997 and December 31, 1996 .....................................3
                    Statements of Income for the Three Month and Nine Month
                         Periods Ended September 30, 1997 and 1996.....................................4
                    Statements of Cash Flows for the
                         Nine Month Periods Ended September 30, 1997 and 1996..........................5
                    Notes to Consolidated Financial Statements ........................................6
      2         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............................................10

                PART II

      6         Exhibits and Reports on Form 8-K......................................................16

NEWPARK RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

(Unaudited)                                                      September 30,    December 31,
----------------------------------------------------------------------------------------------
(In thousands, except share data)                                     1997            1996
----------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                      $   6,179       $   1,945
    Accounts and notes receivable, less allowance
       of $1,925 in 1997 and $1,695 in 1996                           58,167          48,369
    Inventories                                                       18,305           7,470
    Deferred tax asset                                                 3,149           8,144
    Other current assets                                               2,457           2,727
                                                                   ---------       ---------
       TOTAL CURRENT ASSETS                                           88,257          68,655

Property, plant and equipment, at cost, net of
    accumulated depreciation                                         164,351         114,670
Cost in excess of net assets of purchased businesses and
    identifiable intangibles, net of accumulated amortization         97,579          83,512
Other assets                                                          26,541          23,047
                                                                   ---------       ---------
                                                                   $ 376,728       $ 289,884
                                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                                                  $      67       $     647
    Current maturities of long-term debt                               1,583          11,736
    Accounts payable                                                  18,975          15,091
    Accrued liabilities                                                7,566           9,835
    Current taxes payable                                              2,243           1,465
                                                                   ---------       ---------
       TOTAL CURRENT LIABILITIES                                      30,434          38,774

Long-term debt                                                        76,392          34,918
Other non-current liabilities                                          2,077           2,644
Deferred taxes payable                                                10,373          10,107
Commitments and contingencies                                             --              --

SHAREHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 1,000,000 shares
       authorized, no shares outstanding                                  --              --
    Common Stock, $.01 par value, 80,000,000 shares
       authorized, 63,997,888  shares outstanding in 1997
       and 60,438,464 in 1996                                            634             600
    Paid-in capital                                                  282,574         253,829
    Retained earnings (deficit)                                      (25,756)        (50,988)
                                                                   ---------       ---------
       TOTAL SHAREHOLDERS' EQUITY                                    257,452         203,441
                                                                   ---------       ---------
                                                                   $ 376,728       $ 289,884
                                                                   =========       =========


          See accompanying Notes to Consolidated Financial Statements.

NEWPARK RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30,

(Unaudited)

                                             Three Months Ended              Nine Months Ended
                                                September 30,                   September 30,
--------------------------------------------------------------------------------------------------
(In thousands, except per share data)        1997            1996            1997           1996
--------------------------------------------------------------------------------------------------
Revenues                                   $ 57,908       $  33,172       $ 148,782       $ 90,636
Operating costs and expenses:
           Cost of services provided         34,661          19,881          89,769         58,039
           Operating costs                    5,491           2,913          13,763          7,707
                                           --------       ---------       ---------       --------
                                             40,152          22,794         103,532         65,746

General and administrative expenses             883             719           2,465          2,168
Restructure expense                              --           2,432              --          2,432
Provision for uncollectible accounts
           and notes receivable                  --              --              --              6
                                           --------       ---------       ---------       --------
Operating income                             16,873           7,227          42,785         20,284
Interest income                                 (59)            (20)           (154)           (86)
Interest expense                                858             927           2,703          2,854
                                           --------       ---------       ---------       --------
Income before provision
            for income taxes                 16,074           6,320          40,236         17,516
Provision for income taxes                    5,945           2,304          14,723          6,210
                                           --------       ---------       ---------       --------

Net income                                 $ 10,129       $   4,016       $  25,513       $ 11,306
                                           ========       =========       =========       ========
Weighted average common and common
  equivalent shares outstanding:
             Primary                         65,950          55,768          64,160         49,892
                                           ========       =========       =========       ========
             Fully diluted                   66,122          55,792          64,636         50,112
                                           ========       =========       =========       ========


Net income per common and common
  equivalent share:
             Primary                       $   0.15       $    0.07       $    0.40       $   0.23
                                           ========       =========       =========       ========
             Fully diluted                 $   0.15       $    0.07       $    0.39       $   0.23
                                           ========       =========       =========       ========


          See accompanying Notes to Consolidated Financial Statements.

NEWPARK RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,
(Unaudited)

-----------------------------------------------------------------------------------------------
(In thousands)                                                           1997            1996
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $ 25,513       $  11,306
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                        18,514          10,357
    Provision for deferred income taxes                                  10,460           3,165
    Loss on sales of assets                                                  19              56
    Provision for doubtful accounts                                          --               6
Change in assets and liabilities, net of effects of acquisitions:
    (Increase) decrease in accounts and notes receivable                 (5,289)          4,789
    (Increase) decrease in inventories                                  (10,667)            113
    Increase in other assets                                             (1,141)            (29)
    Decrease in accounts payable                                         (2,497)         (1,099)
    Decrease in accrued liabilities and other                            (6,786)         (3,523)
                                                                       --------       ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                         28,126          25,141
                                                                       --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                (58,413)        (37,947)
    Investment in joint venture                                            (376)             --
    Net cash acquired in connection with acquisitions                     2,411              --
    Proceeds from disposal of property, plant and equipment                  95           1,557
    Purchase of Campbell Wells assets                                        --         (70,500)
    Purchase of patents                                                      --          (5,700)
    Purchase of partner's joint venture interests                            --          (1,170)
                                                                       --------       ---------
       NET CASH USED IN INVESTING ACTIVITIES                            (56,283)       (113,760)
                                                                       --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on lines of credit                                    40,103           9,103
    Principal payments on notes payable, capital lease
       obligations and long-term debt                                   (11,694)        (22,623)
    Proceeds from conversion of stock options                             3,832           2,193
    Proceeds from issuance of stock                                          --         103,500
    Offering costs on stock issuance                                         --          (5,434)
    Proceeds from issuance of  debt                                          --           2,190
                                                                       --------       ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                         32,241          88,929
                                                                       --------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 4,084             310

NET INCREASE IN CASH FOR POOLED ACQUISITION FOR THE
    TWO MONTHS ENDED DECEMBER 31, 1996                                      150              --

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            1,945           1,500
                                                                       --------       ---------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                         $  6,179       $   1,810
                                                                       ========       =========



          See accompanying Notes to Consolidated Financial Statements.

                            NEWPARK RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 In the opinion of management the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark" or the "Company") as of September 30, 1997, and the results of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ended September 30, 1997 and 1996. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1996 audited financial statements and related notes filed on Form 10-K/A, Amendment No. 1 dated May 22, 1997.

Note 2 The consolidated financial statements include the accounts of Newpark and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

       The accompanying consolidated financial statements for all periods presented have been restated to include the effects of the Sampey Bilbo Meschi Drilling Fluids Management, Inc. ("SBM") acquisition that was accounted for as a pooling of interests. This combination was completed on February 28, 1997 in exchange for 2,328,000 shares of Newpark common stock.

       The accompanying consolidated financial statements also include the results of operations of certain acquisitions accounted for by the purchase method since their respective acquisition dates during fiscal 1997. These acquisitions were completed in exchange for an aggregate of 1,193,332 shares of Newpark common stock. The historical results of operations related to these acquisitions individually and in the aggregate were not considered significant in relation to the financial reporting requirements of Newpark.

       In addition, the accompanying 1997 consolidated financial statements include the effects of two additional combinations accounted for as pooling of interests. These combinations were completed in exchange for an aggregate of 1,168,000 shares of Newpark common stock. Prior year financial statements have not been restated because the financial information related to these entities individually and in the aggregate were not considered significant in relation to the financial reporting requirements of Newpark. The results of operations related to these entities during 1997, prior to the combination dates, were also not considered significant.

       Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Note 3 The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

Note 4 Primary and fully diluted income per common share is calculated by dividing net income by the average shares of common stock of the Company ("Common Stock") and common stock equivalents outstanding during the period. When dilutive, stock options are included as share equivalents using the treasury stock method. All per share and weighted average share amounts have been restated to give retroactive effect to the 2-for-1 stock split, effected in the form of a 100% dividend, approved by the board of directors on October 27, 1997 for shareholders of record as of November 14, 1997, payable November 26, 1997.

Note 5 Included in accounts and notes receivable at September 30, 1997 and December 31, 1996 (in thousands) are:


                                       1997           1996
                                     --------       --------
Trade receivables                    $ 50,932       $ 34,304
Unbilled revenues                       7,880          6,616
                                     --------       --------
Gross trade receivables                58,812         40,920
Allowance for doubtful accounts        (1,925)        (1,695)
                                     --------       --------
Net trade receivables                  56,887         39,225
Notes and other receivables             1,280          9,144
                                     --------       --------
Total                                $ 58,167       $ 48,369
                                     ========       ========


Note 6 Inventories at September 30, 1997 and December 31, 1996 consisted principally of raw materials.

Note 7 Interest of $496,000 and $57,000 was capitalized during the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, interest of $758,000 and $442,000 was capitalized, respectively.

Note 8 The Company maintains a $90.0 million bank credit facility in the form of a revolving line of credit commitment. The credit facility is secured by a pledge of substantially all of the Company's accounts receivable, inventory and property, plant and equipment. It bears interest at either a specified prime rate (8.50% at September 30, 1997) or the LIBOR rate (5.77% at September 30, 1997) plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. Interest on the line of credit is payable monthly on prime rate borrowings and the last day of the interest period on LIBOR rate borrowings. The line of credit matures on June 30, 2000. At September 30, 1997, $2.0 million of letters of credit were issued and outstanding, leaving a net of $88.0 million available for cash advances under the line of credit, against which $73.7 million had been borrowed. The credit facility requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. The Company was in compliance with the agreement at September 30, 1997.

Note 9 During the nine month period ended September 30, 1997, noncash transactions included the transfer of $1.1 million from fixed assets to a note receivable, representing the Company's investment in a joint manufacturing venture.

        Equipment purchases of $3,466,000 and $1,498,000 were included in accounts payable and accrued liabilities at September 30, 1997 and 1996, respectively, and in notes payable of $83,000 and $2,208,000 at September 30, 1997 and 1996, respectively.

        Interest of $3,308,000 and $3,371,000 and income taxes of $4,151,000 and $3,163,000 were paid during the nine months ending September 30, 1997 and 1996, respectively.

        During the nine month period ended September 30, 1996, noncash transactions included the acquisition of certain patents in exchange for 177,182 shares of the Company's common stock and $1,200,000 in cash. In connection with the purchase of these patents the Company recorded a deferred tax liability of $900,000. Transfers from inventory to fixed assets of $3,040,000 were made during this period. The Company sold and refinanced $16,000,000 of certain assets in exchange for $7,200,000 of notes receivable, $1,200,000 in cash, and the assumption by the buyer of $7,600,000 in debt obligation.

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

        In the normal course of business, in conjunction with its insurance programs, the Company has established letters of credit in favor of certain insurance companies in the amount of $1,650,000 at September 30, 1997. At September 30, 1997, the Company had outstanding guaranty obligations totaling $865,000 in connection with facility closure obligations.

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

Note 11 In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share (EPS). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of income. Basic EPS is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute EPS and to restate all prior periods. Early adoption is not permitted. This statement will not have a significant impact on the Company's reported EPS amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         In February 1997, Newpark acquired, a full service drilling fluids company, serving customers in the Louisiana and Texas Gulf Coast, in exchange for an aggregate of 2,328,000 shares of Newpark common stock. The acquisition was accounted for as a pooling of interests, and direct costs of $316,000 related to the acquisition were charged to current operations. Newpark's results of operations for the three and nine months ended September 30, 1996 and its working capital position have been restated to give effect to this transaction. Since this acquisition, Newpark has completed five additional acquisitions in the drilling fluids industry, in exchange for an aggregate of 1,371,112 shares of Newpark common stock. The additional acquisitions involved three drilling fluids distribution companies, one specialty chemical company and one specialty milling company. Newpark has recently acquired two oilfield site contractors to expand its presence and service capabilities in the site preparation business, and an aggregate of 990,888 shares of Newpark common stock were issued in connection with these acquisitions. Newpark also has recently acquired additional properties and facilities to expand its disposal capacity, including two active injection wells on 37 acres of land adjacent to Newpark's Big Hill facility, and 120 acres of land adjacent to its Big Hill facility, which Newpark plans to develop into an industrial waste disposal facility.

         On September 27, 1997 Newpark filed for a license authority with the Texas Natural Resources Conservation Commission for several non-hazardous industrial disposal wells.

         Subsequent to September 30, 1997 the Company completed the purchase of four disposal facilities located in the Texas Permian Basin at a total purchase price of $3.7 million. Three of these facilities currently are licensed for the disposal of NOW waste, and the fourth is expected to be similarly licensed in the near future. It is expected that one or more of the licenses will be expanded to include NORM.


RESULTS OF OPERATIONS

         The following table represents revenue by product line, for the three and nine month periods ended September 30, 1997 and 1996. The product line data has been reclassified from prior periods' presentation in order to more effectively distinguish the fluids management services and mat rental services, in which the Company maintains certain proprietary advantages, from its other service offerings.

                                                        Three Month Periods Ended September 30,
                                                                 (Dollars in thousands)
                                                            1997                     1996
                                                    -------------------       -------------------
Revenues by product line:
         Fluids management services:
           NOW & NORM disposal                      $16,208        28.0%      $11,555        34.9%
           Fluids engineering & sales                16,021        27.7         4,621        13.9
                                                    -------      ------       -------      ------
              Total fluids management services       32,229        55.7        16,176        48.8
         Mat rental services                         13,690        23.6         7,004        21.1
         Integrated services                         11,989        20.7         9,652        29.1
         Other                                           --          --           340         1.0
                                                    -------      ------       -------      ------
           Total revenues                           $57,908       100.0%      $33,172       100.0%
                                                    =======      ======       =======      ======

                                                         Nine Month Periods Ended September 30,
                                                                 (Dollars in thousands)
                                                           1997                       1996
                                                    -------------------       -------------------
Revenues by product line:
         Fluids management services:
           NOW & NORM disposal                      $ 45,328        30.5%      $28,946        31.9%
           Fluids engineering & sales                 34,641        23.3         9,139        10.1
                                                    --------      ------       -------      ------
              Total fluids management services        79,969        53.8        38,085        42.0
         Mat rental services                          37,588        25.2        20,613        22.7
         Integrated services                          31,225        21.0        30,578        33.7
         Other                                            --          --         1,360         1.6
                                                    --------      ------       -------      ------
           Total revenues                           $148,782       100.0%      $90,636       100.0%
                                                    ========      ======       =======      ======


THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996

Revenues

         Total revenues increased to $57.9 million in the 1997 period from $33.2 million in the 1996 period, an increase of $24.7 million or 74%, consisting primarily of a $16.1 million increase in fluids management service revenue , a $6.7 million increase in mat rental revenue and a $2.3 million increase in integrated services revenue. Within the fluids management service revenue, drilling fluids sales and service revenue increased $11.4 million and waste disposal revenue increased $4.6 million. The increase in drilling fluids sales was a result of a series of acquisitions made during 1997, the expansion of inventories and facilities subsequent to the acquisitions in order to service new and expanded markets, and increased drilling activity. The drilling fluids market has been positively impacted by the increase in the drilling activity. The increased disposal revenues is primarily attributable to the acquisition of a competitor's marine-related collection operations in August 1996, coupled with increases in the domestic market rig count. NOW revenues increased to $14.9 million in the recent 1997 quarter, compared to $9.3 million in 1996, and volume increased to 1.4 million barrels, compared to 1.1 million barrels in the respective periods. NORM revenue declined to $1.3 million in the 1997 quarter compared to $2.2 million in 1996, due to reduced remediation activity. The increase in mat rental revenue reflects improvements in the domestic market rig count and increased pricing of the Company's mat inventory. In addition, mat rental revenues in the 1997 period were positively impacted by two acquisitions which occurred during 1997. The increase in integrated services can be attributed to the overall increase in drilling activity in the Company's key markets.

Operating Income

         Operating income of $16.8 million in the 1997 period increased by $9.6 million, or $133% compared to $7.2 million in the 1996 period. The major components of the increase were increased profitability from disposal operations due to improved prices and operating leverage, increased utilization and higher pricing of the Company's mat inventory, and increased profitability from drilling fluids sales, resulting from consolidation and expansion.


Restructure Expense

         During the 1996 quarter, the Company recorded a non-recurring restructure charge in the amount of $2.4 million. A total of approximately $1.8 million was related to the restructuring of certain of the Company's NOW processing operations and staffing changes to facilitate the integration of its operations with those acquired from a competitor. The Company recognized an additional $600,000 of non-recurring costs associated with the termination of processing operations at its original NORM facility at Port Arthur, Texas and the partial closure of the site.


Provision for Income Taxes

         For the 1997 and 1996 periods, the Company recorded income tax provisions of $5.9 million and $2.3 million, equal to 37.0% and 36.5% of pre-tax income, respectively.


Statement of Financial Accounting Standards Number 128

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128, which changes the method of calculating earnings per share. The statement is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997, as early adoption is not permitted. The adoption of this standard will not have a significant impact on the Company's reported per share amounts.


NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996

Revenues

         Total revenues increased to $148.8 million in the 1997 period from $90.6 million in the 1996 period, an increase of $58.2 million, or 64%, consisting primarily of a $42.9 million increase in fluids management service revenue and a $17.0 million increase in mat rental revenue. Principal components of the increase in fluids management service revenue were drilling fluids and service revenue which increased $25.5 million, and waste disposal revenue, which increased $16.4 million. Drilling fluids sales increased as a result of a series of acquisitions made during 1997 in the drilling fluids market, the expansion of the businesses acquired through increased inventories and facilities to service new and expanded markets and an increase in drilling activity. The increase in waste disposal revenues can be primarily ascribed to the acquisition of a competitor's marine-related collection operations in August 1996 and increases in the domestic market rig count. NOW revenues for 1997 increased to $42.2 million, compared to $22.1 million in 1996. The volume of NOW received increased to 4.1 million barrels, from 2.4 million barrels. NORM revenue was $3.1 million in 1997, compared to $6.9 million in 1996, due to decreased site remediation activity. The increase in mat rental revenue reflects the acquisition of two competitors, improvements in the domestic market rig count and increased pricing for the Company's mat inventory.


Operating Income

         Operating income of $42.8 million in the 1997 period increased by $22.5 million, or 111%, compared to $20.3 million in the 1996 period. Factors contributing to the increase included increased profitability from disposal operations, increased utilization and higher pricing of the Company's mat inventory, and increased profitability from drilling fluids sales.

Restructure Expense

         During the nine months ended September 30, 1996, the Company recorded a non-recurring restructure charge in the amount of $2.4 million. A total of approximately $1.8 million was related to the restructuring of certain of the Company's NOW processing operations and staffing changes to facilitate the integration of its operations with those acquired from a competitor. The Company recognized an additional $600,000 of non-recurring costs associated with the termination of processing operations at its original NORM facility at Port Arthur, Texas and the partial closure of the site.

Provision for Income Taxes

         For the 1997 and 1996 periods, the Company recorded income tax provisions of $14.7 million and $6.2 million equal to 36.6% and 35.5% of pre-tax income, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position increased by $27.9 million during the nine months ended September 30, 1997. Key working capital data is provided below:

                                       September 30, 1997         December 31, 1996
                                       ------------------         -----------------
Working Capital (000's)                      $57,823                   $29,881
Current Ratio                                   2.90                      1.77

         To date during 1997, the Company's working capital needs have been met primarily from operating cash flow and borrowings under the Company's credit facility. Total cash generated from operations of $28.1 million was supplemented by $32.2 million from financing activities to provide for cash of $56.3 million used in investing activities.

         During the quarter ended June 30, 1997, Newpark entered into a restated credit agreement which provides for a $90 million secured revolving line of credit. These borrowings bear interest at the option of the Company, at either a specified prime rate or LIBOR rate, plus a spread which is determined quarterly based upon the ratio of Newpark's funded debt to cash flow. The credit agreement requires that Newpark maintain certain specified financial ratios and comply with other usual and customary requirements. Newpark was in compliance with all of the covenants in the credit agreement at September 30, 1997.

         The revolving line of credit matures June 30, 2000. At September 30, 1997, $2.0 million of letters of credit were issued and outstanding under the line and $73.7 million had been borrowed and was outstanding thereunder. The amounts borrowed under the line were used to refinance approximately $30 million of term debt, purchase drilling fluid assets of approximately $11 million, expand inventories by approximately $10 million, acquire disposal assets of approximately $6 million with the remainder being used primarily to expand working capital.

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

PART II


ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

     (a) Exhibits

         27. Financial Data Schedule

     (b) The registrant did not file a report on Form 8-K for the quarter ended September 30, 1997.

                            NEWPARK RESOURCES, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:    November 12, 1997


                                       NEWPARK RESOURCES, INC.




                                       By:  /s/Matthew W. Hardey
                                          -------------------------------------
                                            Matthew W. Hardey, Vice President
                                              and Chief Financial Officer

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
 27.                       Financial Data Schedule