Form 10-Q/A
period 1997-06-30
NEWPARK RESOURCES INC
filed 1997-12-05
CIK 71829

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

                    Yes        X          No
                          -----------            ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $0.01 par value: 31,829,269 shares at August 12, 1997

================================================================================

PART II

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) Newpark Resources, Inc. held an Annual Meeting of Stockholders on May 14, 1997.

  (b) The following seven directors were elected at that meeting to serve until the next Annual Stockholders' Meeting, with the following votes cast:

                                                   For
                                                   ---
Dibo Attar                                      11,400,988
William Thomas Ballantine                       11,401,008
James D. Cole                                   11,400,643
W. W. Goodson                                   11,400,860
David P. Hunt                                   11,401,041
Alan Kaufman                                    11,401,041
James H. Stone                                  11,401,024

         There were 13,835 votes withheld from voting on the directors.

  (c) The shareholders approved the amendment to Newpark's Certificate of Incorporation to effect a two-for-one stock split and increase the authorized number of shares of Common Stock from 20,000,000 to 80,000,000. There were 8,432,527 votes cast in favor of the amendment, 3,086,512 votes cast against the amendment, and 18,804 votes abstained from voting on the amendment.

                            NEWPARK RESOURCES, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:    December 4, 1997


                                 NEWPARK RESOURCES, INC.




                                 By:  /s/Matthew W. Hardey
                                      ----------------------------------------
                                      Matthew W. Hardey, Vice President
                                           and Chief Financial Officer