Form 10-K405
period 1997-12-31
NEWPARK RESOURCES INC
filed 1998-03-31
CIK 71829

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997          COMMISSION FILE NO. 1-2960

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

                                                        NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                     ON WHICH REGISTERED
Common Stock, $.01 par value                            New York Stock Exchange
8-5/8% Senior Subordinated Notes due 2007, Series B     New York Stock Exchange

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     At March 26 , 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,191,687,350. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.

     As of March 26, 1998, a total of 64,780,194 shares of Common Stock, $.01 par value per share, were outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

     Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13 hereof) is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on May 13, 1998.

                                  Page 1 of 60
===============================================================================

                             NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

   ITEM                                                                                                            PAGE
   NUMBER         DESCRIPTION                                                                                      NUMBER
   ------         -----------                                                                                      ------

                  PART I

     1            Business                                                                                            3

     2            Properties                                                                                         22

     3            Legal Proceedings                                                                                  23

     4            Submission of Matters to a Vote of Security Holders                                                24

                  PART II

     5            Market for the Registrant's Common Equity and                                                      25
                      Related Stockholder Matters

     6            Selected Financial Data                                                                            26

     7            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                            27

     7A           Quantitative and Qualitative Disclosures About Market Risk                                         33

     8             Financial Statements and Supplementary Data                                                       34

     9            Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure                                                         55

                  PART III

     10           Directors and Executive Officers of the Registrant                                                 56

     11            Executive Compensation                                                                            56

     12           Security Ownership of Certain Beneficial Owners
                      and Management                                                                                 56

     13           Certain Relationships and Related Transactions                                                     56

                  PART IV

     14           Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                   57



                  Signatures                                                                                         60


                  Note: The responses to Items 10, 11, 12 and 13 are included in the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on May 13, 1998. The required information is incorporated into this Report by reference to such document and is not repeated here.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Newpark Resources, Inc. ("Newpark" or the "Company") is a leading provider of proprietary and integrated environmental and drilling fluids services to the oil and gas exploration and production industry, primarily in the U. S. Gulf Coast market. Services provided by the Company, either individually or as part of a comprehensive package, include: (i) processing and disposal of oilfield exploration and production ("E&P") waste; (ii) drilling fluids and associated engineering and technical services; (iii) installation, rental and sale of temporary access roads and work sites ("mat rental") in oilfield and other construction applications; and, (iv) other related on-site environmental and oilfield construction services. In order to take advantage of many customers' desire to consolidate outsourced services and reduce the number of vendors used, Newpark has integrated its drilling fluids products and services with both its on-site environmental and construction services and its off-site waste disposal services to provide a "one-stop shop" approach to solving its customers' problems. The Company is further developing its capability to process and recycle drilling fluids on the well-site in order to provide a further integration step which it calls "Total Fluids Management."

         Most of the E&P waste received by Newpark is processed for injection into environmentally secure geologic formations deep underground. Certain volumes of waste are delivered to surface disposal facilities. E&P waste not disposed of by these means is processed into a product which is used as daily cover material or cell liner and construction material at two municipal waste landfills. Since 1994, Newpark has been licensed to process E&P waste contaminated with naturally occurring radioactive material ("NORM"). The Company currently operates under a license that authorizes the injection of NORM into disposal wells at its Big Hill Texas, facility, the only offsite facility in the
U. S. Gulf Coast licensed for this purpose.

         Newpark is a full service provider of drilling fluids and associated engineering and technical services in the U. S. Gulf Coast market. Since December 1997, the Company also has marketed its services in Mexico through a joint venture with a Mexican company and has recently announced the planned expansion of its operations into Canada by acquisition of a Canadian drilling fluids company. In its drilling fluids business, Newpark focuses on providing unique solutions to highly technical drilling projects involving complex conditions, as these projects require critical engineering support of the fluids system during the drilling process to ensure optimal performance at the lowest total well cost. The Company has developed and begun to market several proprietary and patented products that replace environmentally harmful substances commonly used in drilling fluids and that are the elements of greatest environmental concern in the waste stream created by drilling fluids. The Company believes that these new products will benefit its customers by reducing the cost of drilling.

         Newpark has initiated a process to recycle a portion of the drilling fluids received as waste in its E&P waste disposal business to (i) recover barite and other key chemical components for reuse in the production of drilling fluids, (ii) reduce the cost of materials in producing drilling fluids and (iii) expand Newpark's supply of drilling fluids. During 1997, the Company established its own barite grinding capacity to provide critical raw materials for its drilling fluids operations and assembled the service infrastructure necessary to participate in the market in the U.S. Gulf Coast and South Texas.

         Newpark provides temporary access roads and worksites in unstable soil conditions, primarily in support of oil and gas exploration operations along the U.S. Gulf Coast, using its patented interlocking wooden mat systems. These sites are typically rented to the customer for the duration of use, and are occasionally sold to the customer to provide permanent access to a site or facility. Newpark also markets its mat services for use in the construction of pipelines, electrical distribution systems and highways in and through wetlands environments, including the coastal areas of the Southeastern U.S., particularly Florida and Georgia. Newpark also markets its mat services to the oil and gas exploration industries in Canada, Venezuela, Mexico and Algeria.

         Newpark provides other services for its customers' oil and gas exploration and production activities, including site assessment, waste pit design, construction and installation, regulatory compliance assistance, site remediation and closure, and oilfield construction services, including hook-up and connection of wells and installation of production equipment.

         Newpark was organized in 1932 as a Nevada corporation and in April 1991 changed its state of incorporation to Delaware. The Company's principal executive offices are located at 3850 North Causeway Boulevard, Suite 1770, Metairie, Louisiana 70002, and its telephone number is (504) 838-8222.

INDUSTRY FUNDAMENTALS

         Demand for Newpark's services is being driven by several significant trends: (i) increasing oil and gas exploration and production expenditures and activity; (ii) the desire to drill in more environmentally difficult environments, such as the coastal marsh and inland waters near the coastline ("transition zone") of the Gulf Coast, (iii) more complex drilling techniques, which tend to generate more waste; and (iv) increasing environmental regulation of E&P waste and NORM.

         The demand for all of Newpark's services is heightened with increased oil and gas drilling activity. According to the Baker-Hughes Rotary Rig Count, the number of drilling rigs working in the U.S. Gulf Coast region recently reached its highest level since 1990, and the average rig count in the region for the year ended December 31, 1997 was the highest average since 1985.

         Much of the increase in drilling within the market served by Newpark is focused in the environmentally sensitive transition zone. Newpark believes that technological advances that have reduced the risk and cost of finding oil and gas is an important factor in the recent upturn in activity. These advances include the use of three dimensional seismic data and the computer-enhanced interpretation of that data, which increases the likelihood of drilling a successful well, and improved drilling tools and fluids, which facilitate faster drilling and reduce the overall cost. These advances also have increased the willingness of exploration companies to drill in coastal marshes and inland waters, and to drill deeper wells. Such projects rely heavily on services such as those provided by Newpark. Deeper wells require the construction of larger locations to accommodate larger drilling rigs and the equipment for handling drilling fluids and associated wastes. Such locations are generally in service for significantly longer periods, generating additional mat rental revenues. Deeper wells also require more complex drilling fluid programs, which generate wastes that are more difficult and costly to dispose of than those from simpler systems used in shallower wells. These same technology-related issues are affecting drilling operations throughout the world. Newpark believes that deeper drilling has contributed significantly to the increased demand for its services.

         The oilfield market for environmental services has experienced growth due to increased regulatory activity regarding the disposal of exploration and production wastes. Louisiana, Texas and other states have enacted comprehensive laws and regulations governing the proper handling of E&P waste and NORM, and regulations have been proposed in other states. As a result, generators of waste and landowners have become increasingly aware of the need for proper treatment and disposal of such waste in both the drilling of new wells and the remediation of production facilities. Similar sensitivity to environmental concerns exists in many markets world-wide.

         For many years, prior to current regulation, industry practice was to allow E&P waste to remain in the environment. Onshore, surface pits were used for the disposal of E&P waste; offshore or in inland waters, E&P waste was discharged directly into the water. Since 1990, E&P waste has become subject to increased public scrutiny and increased federal and state regulation. These regulations have imposed strict requirements for ongoing drilling and production activities in certain geographic areas, as well as for the remediation of sites contaminated by past disposal practices and, in many respects, have prohibited the prior disposal practices. In addition, operators have become increasingly concerned about long-term liability for remediation, and landowners have become more aggressive in requiring land restoration. For these reasons, operators are increasingly retaining service companies such as Newpark to devise and implement comprehensive waste management techniques to handle waste on an ongoing basis and to remediate past contamination of oil and gas properties.

         The Clean Water Act is the primary legislation resulting in these regulations. Between 1990 and 1995, substantially all discharges of waste from drilling and production operations on land (the "onshore subcategory") and in the transition zone (the "coastal subcategory") were prohibited. This "zero discharge" standard has become the expected pattern for the industry. Effective December 4, 1997, discharges of waste from drilling operations in state territorial waters of the Gulf of Mexico (the "territorial waters subcategory"), were prohibited. Newpark immediately noticed an increase in waste volume received from this subcategory in its daily operations. As of December 31, 1997, the offshore waters of the Gulf of Mexico (the "offshore sub-category") were the only surface waters of the United States into which such waste discharges are allowed. Continued implementation of the Clean Water Act is expected to result in further tightening of discharge regulations affecting the offshore waters of the Gulf of Mexico, however, the timing of the implementation of these regulations is uncertain

     NORM regulations require more stringent worker protection, handling and storage procedures than those required of E&P waste under Louisiana regulations. Equivalent rules governing the handling and disposal of NORM in Texas have also been adopted. Similar regulations have been proposed or adopted in Mississippi, New Mexico, Arkansas and Oklahoma.

BUSINESS STRENGTHS

         Proprietary Products and Services. Over the past 15 years, Newpark has acquired, developed, and continued to improve its patented or proprietary technology and know-how which has enabled the Company to provide innovative and unique solutions to oilfield construction and waste disposal problems. The Company has developed and expects to continue to introduce similarly innovative products and services in its drilling fluids business. Newpark believes that increased customer acceptance of its proprietary products and services has enabled it to take advantage of the recent upturn in drilling and production activity.

         Injection of Waste. Since 1992, Newpark has developed and used proprietary technology to dispose of E&P waste by low-pressure injection into unique geologic structures deep underground. In December 1996, Newpark was issued patents covering its waste processing and injection operations. Newpark believes that its injection technology is currently the most cost-effective method for the offsite disposal of oilfield wastes and that this technology is suitable for disposal of other types of waste. Newpark recently has filed an application for a permit to operate a non-hazardous industrial waste facility in Texas.

         Patented Mats. Newpark owns or licenses several patents that cover its wooden mats and subsequent improvements. To facilitate entry into new markets and reduce the Company's dependence on the supply of hardwoods, Newpark has obtained the exclusive license for a new patented composite mat manufactured from recycled plastics and other synthetic materials. Through a 49% owned joint venture, the Company has constructed a manufacturing facility to produce these new composite mats and this facility is expected to begin production in the second half of 1998.

         Low Cost Infrastructure. Newpark has assembled an infrastructure in the U.S. Gulf Coast region that includes (i) injection disposal sites, transfer stations, barges and numerous permits relating to their operation; (ii) mat inventories, mat service centers, a hardwood sawmill to produce lumber for the construction of mats; and (iii) drilling fluids distribution centers, service facilities and barite mills to supply raw materials for the make-up of drilling fluids. Newpark believes that it owns, leases or has options to acquire a majority of the available injection disposal sites in the U.S. Gulf Coast suitable for its proprietary injection methods. Newpark also owns or leases under long-term charter 43 of the 57 barges currently licensed to transport E&P waste and NORM. Newpark built a substantial portion of its infrastructure during the depressed market conditions that prevailed prior to 1996 and believes that, under current market conditions, its infrastructure could be duplicated only at significantly higher cost.

         Integration of Services. Newpark believes it is one of the few companies in the U.S. Gulf Coast able to provide a package of integrated services and offer a "one-stop shop" approach to solving customers' site management and drilling fluids management problems. Newpark's mats provide the access roads and worksites for a majority of the land drilling in the Gulf Coast market. Its on-site and off-site waste management services are frequently sold in combination with mat rental services. Newpark's entry into the drilling fluids business has created the opportunity for it to market drilling fluids with other related services, including technical and engineering services, recycling of used drilling fluids and, disposal of used fluids and other waste material. The Company also provides construction services (installation at production facilities), site cleanup and site closure. Consequently, Newpark believes that it is uniquely positioned to take advantage of the industry trend towards outsourcing and vendor consolidation.

         Experience in Regulatory Environment. Newpark believes that its operating history provides it with a competitive advantage in the highly regulated oilfield waste disposal business. As a result of working closely with regulatory officials and citizens' groups, Newpark has gained acceptance for its proprietary injection technology and has received a series of permits for the

Company's disposal facilities, including a permit allowing the disposal of NORM at Newpark's Big Hill, Texas facility. These permits enable Newpark to expand its business and operate cost-effectively. Newpark believes that its proprietary injection method is superior to alternative methods of disposal of oilfield wastes, including landfarming, because injection provides greater assurance that the waste is permanently isolated from the environment and will not contaminate adjacent property or groundwater. Newpark further believes that increasing environmental regulation and activism will inhibit the widespread acceptance of other disposal methods and the permitting of additional disposal facilities.

         Experienced Management Team. Newpark's executive and operating management team has built and augmented Newpark's capabilities over the past ten years, allowing it to develop a base of knowledge and a unique understanding of the oilfield construction and waste disposal markets. Newpark's executive and operating management team has an average of 22 years of industry experience, and an average of eight years with Newpark, including several who have been with Newpark for 20 years or more. Newpark has strengthened its management team by retaining key management personnel of the companies it has acquired and by attracting additional experienced personnel.

BUSINESS STRATEGY

         Implement Newpark's Total Fluids Management Concept. Newpark's strategy is to integrate its operations to provide a "one-stop shop" approach to solving customers' problems. By integrating its drilling fluids and waste disposal services with other on-site fluids management and solids control and processing services, Newpark intends to provide a comprehensive solution to the management of the total fluids stream. Newpark calls this concept "Total Fluids Management" and believes that its ability to provide a comprehensive package of products and services reduces the total cost to the customer and increases operating efficiency.

         Service and Product Extensions. Newpark believes that it can apply the waste processing and injection technology it has pioneered and developed in the oil and gas exploration industry to other industrial waste markets. Initially, Newpark intends to focus on wastes generated in the petrochemical processing and refining industries, as many potential customers in these industries are located in the markets already served by Newpark, and certain wastes generated by these industries have many of the same characteristics as the E&P waste currently handled by Newpark. In addition, Newpark will continue to evaluate the applicability of its injection disposal methods to other waste streams. Newpark is pursuing the development of a composite mat system to enhance its current mat fleet and expand into new markets. Newpark believes that composite mats may also have certain military and emergency response applications.

         Geographic Expansion. Newpark believes that expansion opportunities exist in each of its product lines domestically and in selected foreign markets. Newpark intends to expand its oilfield waste disposal operations into West Texas and the Permian Basin, with initial international expansions planned for Mexico, Canada and Venezuela. As part of this strategy, Newpark will continue to add injection disposal capacity throughout the U.S. Gulf Coast region in order to more efficiently serve its customers. Newpark intends to expand its drilling fluids business through acquisitions to the mid-continent and Permian Basin regions of the United States, and, internationally, to Mexico, Venezuela and Canada. In its domestic mat business, Newpark will continue to capitalize on environmental regulations affecting the construction of pipelines, electrical distribution systems and highways in and through wetlands and other environmentally sensitive locations. Internationally, Newpark intends to expand its mat operations in Venezuela and Algeria and pursue expansion opportunities in Canada, Mexico, South America, and other markets.

         Cost Reductions. Newpark will continue to pursue cost reductions in its existing operations to increase margins. Newpark is implementing washwater recycling facilities at its principal E&P waste transfer stations and the recycling of E&P waste for use in its drilling fluids business. These methods allow Newpark to reduce the volume of waste transported and disposed of in its injection wells and will provide it with a low-cost source of raw materials for the production of drilling fluids. Newpark intends to continue to consolidate supply and purchasing functions in its drilling fluids business to eliminate duplicate costs, and take advantage of manufacturer direct pricing, volume discounts and rail transportation efficiencies.

DESCRIPTION OF BUSINESS

   Offsite Waste Processing

         E&P Waste Processing. In most jurisdictions, if E&P waste cannot be treated for discharge or disposed of on the location where it is generated, it must be transported to a licensed E&P waste disposal or treatment facility. Three primary alternatives for offsite disposal of E&P waste are available to generators in the U.S. Gulf Coast: (i) underground injection (see "Injection Wells"); (ii) disposal in surface facilities; and (iii) processing and conversion into a reuse product. In addition, a portion of the waste can be recycled into a drilling fluids product.

         The volume of waste handled by the company in 1995, 1996 and 1997 is summarized in the table below:


(barrels in thousands)                 1997      1996       1995
----------------------                 ----      ----       ----
Drilling and Production                5,473     3,588     2,364
Remediation Activity                      92       368       541
Total                                  5,565     3,956     2,905


         In August 1996, Newpark completed the acquisition of substantially all of the marine-related E&P waste collection operations, excluding landfarming facilities and associated equipment of its largest competitor. In the acquisition, Newpark acquired certain leases associated with five transfer stations located along the U.S. Gulf Coast and three receiving docks at the landfarm facilities now operated by a subsidiary of U. S. Liquids, Inc.. Newpark is subject to an agreement under which an agreed annual quantity of E&P waste must be delivered to the landfarm facilities for a period of 25 years. The acquisition significantly increased Newpark's E&P waste disposal business and disposal capacity.

         Newpark operates nine receiving and transfer facilities located along the U.S. Gulf Coast from Venice, Louisiana, to Corpus Christi, Texas. Waste products are collected at the transfer facilities from three distinct exploration and production markets: offshore; land and inland waters; and from remediation operations at well sites and production facilities. These facilities are supported by a fleet of 43 double-skinned barges certified by the U. S. Coast Guard to transport E&P waste. Waste received at the transfer facilities is transported by barge through the Gulf Intracoastal Waterway to Newpark's processing and transfer facility at Port Arthur, Texas, and trucked to injection disposal facilities at Fannett, Texas. Since the third quarter of 1995, the Fannett facility has served as Newpark's primary E&P waste injection facility.

         Improved processing equipment and techniques and increased injection capacity has reduced the volume of waste processed for commercial reuse and delivered to local municipal landfills as a reuse product. Landfills are required by regulations to cover the solid waste deposited in the facility daily with earth or other inert material. Newpark's reuse product is deposited at either the City of Port Arthur Municipal Landfill or the City of Beaumont Municipal Landfill for use as cover or construction material pursuant to contracts with the respective cities. Newpark also has developed alternative uses for the product as roadbase material or construction fill material.

         NORM Processing and Disposal. Many alternatives are available to the generator for the treatment and disposal of NORM. These include both chemical and mechanical methods designed to achieve volume reduction, on-site burial of encapsulated NORM within old well bores and soil washing and other techniques of dissolving and suspending the radium in solution for onsite injection of NORM liquids. When the application of these techniques are not economically competitive with offsite disposal, or insufficient to bring the site into compliance with applicable regulations, the NORM must be transported to a licensed storage or disposal facility. The largest factor contributing to activity in the market has been litigation on the part of landowners who contend that their property has been damaged by past practices of the oil and gas industry. In some cases, settlement of the litigation has mandated the remediation of such sites. In addition, these lawsuits have caused other operators to dispose of NORM waste offsite to avoid the threat of future litigation. While litigation has contributed to increased offsite NORM disposal, the project-oriented nature of the market makes it difficult to predict the timing of revenues.

         Newpark was initially licensed to operate a NORM disposal business in September 1994 and began operations October 21, 1994. Since May 21, 1996, Newpark has disposed of NORM by injection disposal at its Big Hill, Texas facility. During 1997, Newpark received 52,400 barrels of NORM contaminated waste, as compared to 143,500 barrels in 1996 and 70,000 barrels in 1995.

         Injection Wells. Newpark's injection technology is distinguished from conventional methods in that it utilizes very low pressure, typically under 100 pounds per square inch ("psi"), to move the waste into the injection zone. Conventional wells typically use pressures of 2,000 psi or more. In the event of a formation failure or blockage of the face of the injection zone, such pressure can force waste material beyond the intended zone, posing a potential hazard to the environment. The low pressure used by Newpark is inadequate to fracture the formations' integrity, and accordingly does not allow the injected waste to migrate from its intended geologic injection zone.

         Newpark began using injection for disposal of E&P waste in February 1993. Under a permit from the Texas Railroad Commission, Newpark began development of a 50 acre injection well facility in the Big Hill Field in Jefferson County, Texas. During 1995, Newpark licensed and constructed a new injection well facility at a 400 acre site near Fannett, Texas, which was placed in service in September 1995 and now serves as Newpark's primary facility for the disposal of E&P waste. The Company has subsequently acquired several additional injection disposal sites, and now holds an inventory of approximately 1,100 acres of injection disposal property in Texas and Louisiana.

         Newpark has identified a number of additional sites in the U.S. Gulf Coast region as suitable for development of disposal facilities, has received permits for one additional site in Texas, and plans to file for additional permit authority in Louisiana. Newpark believes that its current processing and disposal capacity will be adequate to provide for expected future demand for its oilfield waste disposal and other environmental services.

         Newpark believes that its patented injection technology has application to other industrial waste markets and waste streams. In January 1997, Newpark acquired approximately 400 acres of mineral assets, including 120 surface acres adjacent to its Big Hill site, a portion of which it plans to develop into an industrial waste disposal facility. In furtherance of this objective, the Company filed for permit authority with the Texas Natural Resource Conservation Commission in September 1997. Initially, Newpark intends to focus on wastes generated in the petrochemical processing and refining industries.

   Drilling Fluids

         Newpark entered the drilling fluids market as a full service company as a means of distributing recycled products recovered from its waste business and to provide environmentally safe, high performance fluid systems. The capacity to provide complete drilling fluids service to its customers was a key step towards implementation of Newpark's Total Fluids Management strategy. Newpark focuses on highly technical drilling projects involving complex conditions, such as deep horizontal drilling or deep water drilling. These projects require constant monitoring and critical engineering support of the fluids system during the drilling process.

         In February 1997, Newpark completed the acquisition of Sampey, Bilbo, Meschi Drilling Fluids Management, Inc. ("SBM") (now known as Newpark Drilling Fluids, Inc.), a full-service provider of drilling fluids and associated engineering and technical services to the onshore and offshore oil and gas exploration industry in the Gulf Coast market. Newpark has subsequently expanded its drilling fluids operations through additional acquisitions in order to broaden its customer base and obtain the services of key employee-owners of the acquired companies. These acquisitions included four retail drilling fluids companies, one wholesale drilling fluids company and one specialty chemical company. In November 1997, Newpark completed the acquisition of certain Louisiana and Texas assets of Anchor Drilling Fluids USA, Inc., which has enhanced Newpark's service capability in the offshore Gulf of Mexico. Newpark intends to continue to expand its drilling fluids operations through acquisitions and internal expansion.

         In May 1997, Newpark acquired a specialty milling company that grinds barite and other industrial minerals at facilities in Houston, Texas and New Iberia, Louisiana. The acquisition and subsequent expansion of that company's milling capacity has provided Newpark access to critical raw materials for its drilling fluids operations. The Company has also entered into several contract grinding agreements under which contract mills grind raw barite supplied by Newpark for a fixed fee. These agreements help assure the Company adequate supplies of raw materials.

   Mat Rental and Sales

         In 1988, Newpark acquired the right to use, in Louisiana and Texas, a patented prefabricated interlocking mat system for the construction of drilling and work sites, which displaced the use of individual hardwood boards. This system is quicker to install and remove than individual hardwood boards, substantially reducing labor costs. Prefabricated mats are also stronger, easier to repair and maintain, and generate less waste material during construction and removal. In 1994, Newpark acquired the exclusive right to use this system in the continental U.S. for the life of the patent. The original holder of the patent continues to fabricate the mats for Newpark and acts as a distributor of mats for non-oilfield applications.

         Markets. Newpark provides this patented interlocking mat system to the oil and gas industry to ensure all-weather access to exploration and production sites in the unstable soil conditions common along the onshore Gulf of Mexico. Newpark also provides access roads and temporary work sites to the pipeline, electrical utility and highway construction industries where protection of the soil is required by environmental regulations or to assure productivity in unstable soil conditions. Newpark has performed projects in connection with pipeline, electrical utility and highway construction projects in Georgia, Florida, Texas and Louisiana.

         Rerentals and Sales. Mats are usually rented by the customer for an initial period of 60 days. Often, the customer extends the rental term for additional 30 day periods, resulting in additional revenues to Newpark. These rerental revenues provide high margins because only minimal incremental depreciation and maintenance costs accrue to each rerental period. Factors which may increase rerental revenue include: (i) the trend toward increased activity in the "transition zone"; (ii) a trend toward deeper drilling, taking a longer time to reach the desired target; and, (iii) the increased frequency of commercial success, requiring logging, testing, and completion (hook-up), extending the period during which access to the site is required. Occasionally, the mats are purchased by the customer as a substructure for a limestone or gravel access road or worksite when such a site is converted into a permanent production facility.

         International Markets

 .        Venezuela. The Venezuelan government has enacted legislation designed to speed the opening of its petroleum sector to foreign investment, including international oil companies, in furtherance of a national objective of increasing that country's production of oil to five million barrels per day by the year 2005. Many of the international oil companies investing in Venezuela are existing customers of Newpark. As of December 31, 1997, Newpark had approximately 21,000 mats in inventory in Venezuela. Newpark expects that activity in Venezuela will increase as further exploration concessions are granted.

         Algeria. Newpark has placed 4,000 interlocking mats in Algeria in an effort to develop a mat rental and sales market in that country. The goal is to replace the gypsum and concrete commonly used in constructing drilling sites in the desert with a more cost effective solution.

         Canada. The Company has committed to initial shipments of mats to Canada in the first quarter of 1998, and believes that the Canadian market will develop somewhat more quickly than other international markets.

         Mexico. Through a joint venture begun in December 1997, Newpark expects to enter the Mexican market for temporary drilling sites during 1998.

         Other Markets. Newpark will continue to review expansion opportunities in other parts of Central and South America, as well as in Europe, Asia and Africa.

         Composite Mats. The established mat patents utilize hardwood to construct the mat. Newpark has acquired the rights to a patented composite molded mat fabricated from recycled plastic, rubber and resins, which Newpark believes will prove to be stronger and lighter than hardwood mats, have a longer service life and have lower repair costs. A limited number of pre-production samples of a prototype mat were delivered to Newpark for testing in April 1996. Pending completion by the manufacturer of a production facility (in which Newpark is a minority partner), Newpark expects to begin taking delivery of commercial quantities of these new mats in the second half of 1998. The Company plans to initially deploy these new mats in its oilfield site construction business in the Gulf Coast market. Newpark believes that other markets for the new mat system may include certain military and emergency response agencies and governmental sales.

   Other Integrated Services

         Promulgation and enforcement of increasingly stringent environmental regulations affecting drilling and production sites has increased the scope of services required by the oil companies. Often it is more efficient for the site operator to contract with a single company that can provide all-weather site access and the required onsite and offsite environmental services on a fully integrated basis. Newpark provides a comprehensive range of environmental services necessary for its customers' oil and gas exploration and production activities. These services include:

         Site Assessment. Site assessment work begins prior to installation of mats on a drilling site, and generally begins with a study of the proposed well site, which includes site photography, background soil sampling, laboratory analysis and investigation of flood hazards and other native conditions. The assessment determines whether the site has previously been contaminated and provides a baseline for later restoration to pre-drilling condition.

         Pit Design, Construction and Drilling Waste Management. Where permitted by regulations and landowners, Newpark constructs waste pits at drilling sites and monitors the waste stream produced in drilling operations and the contents and condition of the pits with the objective of minimizing the amount of waste generated on the site. Where possible, Newpark disposes of waste onsite by landfarming, through chemical and mechanical treatment of liquid waste and by annular injection into a suitably permitted underground formation. Waste water treated onsite may be reused in the drilling process or, where permitted, discharged into adjacent surface waters.

         Regulatory Compliance. Throughout the drilling process, Newpark assists the operator in interfacing with the landowner and regulatory authorities. Newpark also assists the operator in obtaining necessary permits and in complying with record maintenance and reporting requirements.

         Site Remediation.

         E&P Waste (Drilling). At the completion of the drilling process, under applicable regulations, wastewater on the site may be chemically and/or mechanically treated to eliminate its waste-like characteristics and discharged into surface waters. Other waste that may not remain on the surface of the site may be land-farmed on the site or injected under permit into geologic formations to minimize the need for offsite disposal. Any waste that cannot, under regulations, remain onsite is manifested (in Louisiana) and transported to an authorized facility for processing and disposal at the direction of the generator or customer.

         E&P Waste (Production). Newpark also provides services to remediate production pits and inactive waste pits including those from past oil and gas drilling and production operations. Newpark provides the following remediation services: (i) analysis of the contaminants present in the pit and a determination of whether remediation is required by applicable state regulation;
(ii) treatment of waste onsite, and where permitted, reintroduction of that material into the environment; and (iii) removal, containerization and transportation of E&P waste to Newpark's processing facility.

         NORM. Newpark provides site remediation work at NORM contaminated sites in Louisiana,Texas, Mississippi, and Arkansas. Because of the need for increased worker-protective equipment, extensive decontamination procedures and other regulatory compliance issues at NORM sites, the cost of providing such services is materially greater than at E&P waste sites. Such services generate proportionately higher revenues and operating margins than similar services at E&P waste sites.

         Site Closure. Site closure services are designed to restore a site to its pre-drilling condition. Closure also involves delivery of test results indicating that closure has been completed in compliance with applicable regulations. This information is important to the customer because the operator is subject to future regulatory review and audits. In addition, the information may be required on a current basis if the operator is subject to a pending regulatory compliance order.

         General Oilfield Construction Services. Newpark performs general oilfield construction services throughout the U.S. Gulf Coast area between Corpus Christi, Texas and Pensacola, Florida. General oilfield services performed by Newpark include preparing work sites for the installation of mats, connecting wells and placing them in production, laying flow lines and infield pipelines, building permanent roads, grading, lease maintenance (the maintenance and repair of producing well sites), cleanup and general roustabout services. General oilfield services are typically performed under short-term time and material contracts, which are obtained by direct negotiation or bid. During 1997, Newpark acquired two oilfield site contractors, which expanded Newpark's presence and service capabilities in Louisiana and Texas.

         Wood Product Sales. Newpark owns a sawmill in Batson, Texas, which provides access to adequate quantities of hardwood lumber in support of its mat business. The mill's products include lumber, timber, and wood chips, as well as bark and sawdust. Pulp and paper companies in the area supply a large proportion of the hardwood logs processed at the sawmill and, in turn, are the primary customers for wood chips created in the milling process. Newpark believes that the capacity of the sawmill will be sufficient to meet its anticipated needs for the foreseeable future.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND EQUIPMENT

         Newpark believes that its sources of supply for any materials or equipment used in its businesses are adequate for its needs and that it is not dependent upon any one supplier. No serious shortages or delays have been encountered in obtaining any raw materials and no shortages or delays are currently contemplated.

         Newpark acquires the majority of its hardwood needs in its mat business from its own sawmill. The hardwood logs are obtained from loggers who operate in relatively close proximity to the mill. Logging activities are generally conducted during the drier weather months of May through November. During this period, inventory increases significantly at the sawmill and is consumed throughout the remainder of the year.

         Barite used in Newpark's drilling fluids business is provided by its specialty milling company and, to a limited extent, by E&P waste recycling. In addition, barite is obtained from third party mills under contract grinding arrangements. The raw barite ore used by the mills is obtained under supply agreements from foreign sources, primarily from China and India and to a lesser extent, from Mexico. Due to the lead times involved in obtaining barite, a 90 day or greater supply of barite is maintained at the grinding facilities at all times. Other materials used in the drilling fluids business are obtained from various third party suppliers.

PATENTS AND LICENSES

         Newpark seeks patents and licenses on new developments whenever feasible. On December 31, 1996, Newpark was granted a U.S. patent on its E&P waste and NORM waste processing and injection disposal system. Newpark has the exclusive, worldwide license for the life of the patent to use, sell and lease the prefabricated mats that it uses in connection with its site preparation business. The licensor continues to fabricate the mats for Newpark and has the right to sell mats in locations where Newpark is not engaged in business, but only after giving Newpark the opportunity to take advantage of the opportunity itself. The license is subject to a royalty which Newpark can satisfy by purchasing specified quantities of mats annually from the licensor. Newpark holds numerous patents on products used in its drilling fluids business.

         The utilization of proprietary technology and systems is an important aspect of Newpark's business strategy. For example, Newpark relies on a variety of unpatented proprietary technologies and know-how in the recycling and processing of E&P waste. Although Newpark believes that this technology and know-how provide it with significant competitive advantages in the environmental services business, competitive products and services have been developed and marketed by others. Newpark believes that its reputation in its industry, the range of services offered, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements are of equal or greater competitive significance than its existing proprietary rights.

CUSTOMERS

         Newpark's customers are principally major and independent oil and gas exploration and production companies operating in the U.S. Gulf Coast area, with the vast majority of Newpark's customers concentrated in Louisiana and Texas.

         During the year ended December 31, 1997, approximately 42% of Newpark's revenues were derived from eight major customers, including three major oil companies. One customer accounted for approximately 11% of consolidated revenues. Given current market conditions and the nature of the products involved, Newpark does not believe that the loss of any single customer would have a material adverse effect upon Newpark.

         Newpark performs services either pursuant to standard contracts or under longer term negotiated agreements. As most of Newpark's agreements with its customers are cancelable upon limited notice, Newpark's backlog is not significant.

         Newpark does not derive a significant portion of its revenues from government contracts of any kind.

COMPETITION

         Newpark operates in several niche markets where it is a leading provider of services. In Newpark's disposal business, Newpark often competes with its major customers, who continually evaluate the decision whether to use internal disposal methods or utilize a third party disposal company such as Newpark. Other product markets are fragmented and highly competitive, with many competitors providing similar products and services to the industry. In the drilling fluids industry, Newpark faces competition from both larger companies that have broader geographic coverage, and smaller companies that may have lower cost structures.

         Newpark believes that its ability to provide a number of services as part of a comprehensive program to solve its customers' problems is the most important competitive factor that the Company has. Newpark believes that other competitive factors in its businesses are price, reputation, technical proficiency, reliability, quality, breadth of services offered and managerial experience. Newpark believes that it effectively competes on the basis of these factors and that its competitive position benefits from the proprietary nature of many of the products it provides.

ENVIRONMENTAL DISCLOSURES

         Newpark has sought to comply with all applicable regulatory requirements concerning environmental quality. Newpark has made, and expects to continue to make, the necessary capital expenditures for environmental protection at its facilities, but does not expect that these will become material in the foreseeable future. No material capital expenditures for environmental protection were made during 1996 or 1997.

         Newpark derives a significant portion of its revenue from providing environmental services to its customers. These services have become necessary in order for these customers to comply with applicable environmental regulations. A significant part of Newpark's capital expenditures made in the past several years, and those planned for the foreseeable future, are directly or indirectly influenced by the needs of customers to comply with such regulations.

EMPLOYEES

         At February 28, 1998, Newpark employed approximately 1,097 full and part-time personnel, none of which are represented by unions. Newpark considers its relations with its employees to be satisfactory.

ENVIRONMENTAL REGULATION

         Newpark deals primarily with E&P waste and NORM in its waste disposal business. E&P waste and NORM are generally described as follows:

         E&P Waste. Oilfield exploration and production waste, or E&P waste, is waste generated in the exploration for or production of oil and gas. These wastes typically contain levels of oil and grease, salts or chlorides, and heavy metals in excess of concentration limits defined by state regulators. E&P waste also includes soils which have become contaminated by these materials. In the environment, oil and grease and chlorides disrupt the food chain and have been determined by regulatory authorities to be harmful to plant and animal life. Heavy metals are toxic and can become concentrated in living tissues.

         NORM. Naturally Occurring Radioactive Material, or NORM, is present throughout the earth's crust at very low levels. Among the radioactive elements, only Radium 226 and Radium 228 are slightly soluble in water. Because of their solubility, which can carry them into living plant and animal tissues, these elements may present a hazard. Radium 226 and Radium 228 can be leached out of hydrocarbon bearing strata deep underground by salt water which is produced with the hydrocarbons. Radium generally precipitates out of the production stream as it is drawn to the surface and encounters a pressure or temperature change in the well tubing or production equipment, forming a rust-like scale. This scale contains radioactive elements which, over many years, can become concentrated on tank bottoms or at water discharge points at production facilities. Thus, NORM waste is E&P waste that has become contaminated with these radioactive elements above concentration levels defined by state regulatory authorities.

         Newpark's business is affected both directly and indirectly by governmental regulations relating to the oil and gas industry in general, as well as environmental, health and safety regulations that have specific application to Newpark's business. Newpark, through the routine course of providing its services, handles and profiles hazardous regulated material for its customers. Newpark also handles, processes and disposes of nonhazardous regulated materials. This section discusses various federal and state pollution control and health and safety programs that are administered and enforced by regulatory agencies, including, without limitation, the U.S. Environmental Protection Agency ("EPA"), the U.S. Coast Guard, the U.S. Army Corps of Engineers, the Texas Natural Resource Conservation Commission, the Texas Department of Health, the Texas Railroad Commission, the Louisiana Department of Environmental Quality and the Louisiana Department of Natural Resources. These programs are applicable or potentially applicable to Newpark's current operations. Although Newpark intends to make capital expenditures to expand its environmental services capabilities, Newpark believes that it is not presently required to make material capital expenditures to remain in compliance with federal, state and local provisions relating to the protection of the environment.

         RCRA. The Resource Conservation and Recovery Act of 1976, as amended in 1984 ("RCRA"), is the principal federal statute governing hazardous waste generation, treatment, storage and disposal. RCRA and state hazardous waste management programs govern the handling and disposal of "hazardous wastes". The EPA has issued regulations pursuant to RCRA, and states have promulgated regulations under comparable state statutes, that govern hazardous waste generators, transporters and owners and operators of hazardous waste treatment, storage or disposal facilities. These regulations impose detailed operating, inspection, training and emergency preparedness and response standards and requirements for closure, financial responsibility, manifesting of waste, record-keeping and reporting, as well as treatment standards for any hazardous waste intended for land disposal.

         Newpark's primary operations involve E&P waste, which is exempt from classification as a RCRA-regulated hazardous waste. Many state counterparts to RCRA also exempt E&P waste from classification as a hazardous waste; however, extensive state regulatory programs govern the management of such waste. In addition, in performing other services for its customers, Newpark is subject to both federal (RCRA) and state solid or hazardous waste management regulations as contractor to the generator of such waste.

         Proposals have been made in the past to rescind the exemption that excludes E&P waste from regulation as hazardous waste under RCRA. Repeal or modification of this exemption by administrative, legislative or judicial process could require Newpark to change significantly its method of doing business. There is no assurance that Newpark would have the capital resources available to do so, or that it would be able to adapt its operations to the changed regulations.

         Subtitle I of RCRA regulates underground storage tanks in which liquid petroleum or hazardous substances are stored. States have similar regulations, many of which are more stringent in some respects than the federal regulations. The implementing regulations require that each owner or operator of an underground tank notify a designated state agency of the existence of such underground tank, specifying the age, size, type, location and use of each such tank. The regulations also impose design, construction and installation requirements for new tanks, tank testing and inspection requirements, leak detection, prevention, reporting and cleanup requirements, as well as tank closure and removal requirements.

         Newpark has a number of underground storage tanks that are subject to the requirements of RCRA and applicable state programs. Violators of any of the federal or state regulations may be subject to enforcement orders or significant penalties by the EPA or the applicable state agency. Newpark is not aware of any existing conditions or circumstances that would cause it to incur liability under RCRA for failure to comply with regulations applicable to underground storage tanks. However, cleanup costs associated with releases from these underground storage tanks or costs associated with changes in environmental laws or regulations could be substantial and could have a material adverse effect on Newpark's consolidated financial statements.

         CERCLA. The Comprehensive Environmental Response, Compensation and Liability Act, as amended in 1986 ("CERCLA"), provides for immediate response and removal actions coordinated by the EPA in response to certain releases of hazardous substances into the environment and authorizes the government, or private parties, to respond to the release or threatened release of hazardous substances. The government may also order persons responsible for the release to perform any necessary cleanup. Liability extends to the present owners and operators of waste disposal facilities from which a release occurs, persons who owned or operated such facilities at the time the hazardous substances were released, persons who arranged for disposal or treatment of hazardous substances and waste transporters who selected such facilities for treatment or disposal of hazardous substances. CERCLA has been interpreted to create strict, joint and several liabilities for the costs of removal and remediation, other necessary response costs and damages for injury to natural resources.

         Among other things, CERCLA requires the EPA to establish a National Priorities List ("NPL") of sites at which hazardous substances have been or are threatened to be released and that require investigation or cleanup. The NPL is subject to change, with additional sites being added and remediated sites being removed from the list. In addition, the states in which Newpark conducts operations have enacted similar laws and keep similar lists of sites which may be in need of remediation.

         Although Newpark primarily handles oilfield waste classified as E&P waste, this waste typically contains constituents designated by the EPA as hazardous substances under RCRA, despite the current exemption of E&P waste from hazardous substance classification. Where Newpark's operations result in the release of hazardous substances, including releases at sites owned by other entities where Newpark performs its services, Newpark could incur CERCLA liability. Previously owned businesses also may have disposed or arranged for disposal of hazardous substances that could result in the imposition of CERCLA liability on Newpark in the future. In particular, divisions and subsidiaries previously owned by Newpark were involved in extensive mining operations at facilities in Utah and Nevada and in waste generation and management activities in numerous other states. These activities involved substances that may be classified as RCRA hazardous substances. Any of those sites or activities potentially could be the subject of future CERCLA damage claims.

         With the exception of the sites discussed in "Environmental Proceedings" below, Newpark is not aware of any present claims against it that are based on CERCLA. Nonetheless, the identification of additional sites at which clean-up action is required could subject Newpark to liabilities which could have a material adverse effect on Newpark's consolidated financial statements.

         The Clean Water Act. The Clean Water Act regulates the discharge of pollutants, including E&P waste, into waters of the United States. The Clean Water Act establishes a system of standards, permits and enforcement procedures for the discharge of pollutants from industrial and municipal wastewater sources. The law sets treatment standards for industries and waste water treatment plants, requires permits for industrial and municipal discharges directly into waters of the United States and requires pretreatment of industrial waste water before discharge into municipal systems. The Clean Water Act gives the EPA the authority to set pretreatment limits for direct and indirect industrial discharges.

         In addition, the Clean Water Act prohibits certain discharges of oil or hazardous substances and authorizes the federal government to remove or arrange for removal of such oil or hazardous substances. Under the Clean Water Act, the owner or operator of a vessel or facility from which oil or a hazardous substance is discharged into navigable waters may be liable for penalties, the costs of cleaning up the discharge and natural resource damage caused by the spill.

         Newpark treats and discharges wastewaters at certain of its facilities. These activities are subject to the requirements of the Clean Water Act, and comparable state statutes, and federal and state enforcement of these regulations.

         The Clean Water Act also imposes requirements that are applicable to Newpark's customers and are material to its business. EPA Region 6, which includes Newpark's market, continues to issue new and amended National Pollution Discharge Elimination System ("NPDES") general permits further limiting or restricting substantially all discharges of produced water from the Oil and Gas Extraction Point Source Category into waters of the United States. These permits include:

         1) Onshore subcategory permits for Texas, Louisiana, Oklahoma and New Mexico issued in February, 1991 (56 Fed. Reg. 7698). These permits completely prohibit the discharge of drilling fluids, drill cuttings, produced water or sand, and various other oilfield wastes generated by onshore operations into waters of the United States. These permits have the effect of requiring that most oilfield wastes follow established state disposal programs. These general permits expired on February 25, 1996, but pursuant to EPA policy, they are considered to remain in effect until reissued by the EPA or superseded by other EPA action.

         2) Permits for produced water and produced sand discharges into coastal waters of Louisiana and Texas issued on January 9, 1995 (60 Fed. Reg.
         2387). Coastal means "waters of the United States...located landward of the territorial seas". Under these regulations, all such discharges were required to cease by January 1, 1997.

         3) The Outer Continental Shelf ("OCS") permit covering oil and gas operations in federal waters in the Gulf (seaward of the Louisiana and Texas territorial seas) was reissued in November 1992 and modified in December 1993. The existing permit was combined with a new source permit on August 9, 1996 (61 Fed. Reg. 41609). This permit prohibits certain discharges of drilling fluids and drill cuttings and includes stricter limits for oil and grease concentrations in produced waters to be discharged. These limits are based on the Best Available Treatment ("BAT") requirements contained in the Oil and Gas Offshore Subcategory national guidelines which were published March 3, 1993. Additional requirements include toxicity testing and bioaccumulation monitoring studies of proposed discharges. The combined permit expired on November 18, 1997; however, the expired permit will continue to be effective for permittees that applied for a new permit prior to the expiration date, until the EPA issues a new general permit for this area or requires permittees to seek individual permits.

         4) A permit for the territorial seas of Louisiana was issued on November 4, 1997 (62 Fed. Reg. 59687). The permit becomes effective on December 4, 1997, except for the water quality based limits and certain monitoring requirements that became effective May 4, 1998. The permit prohibits the discharge of drilling fluids, drill cuttings and produced sand. Produced water discharges are limited for oil and grease, toxic metals, organics, and chronic toxicity. The territorial seas part of the Offshore Subcategory begins at the line of ordinary low water along the part of the coast which is in direct contact with the open sea, and extends out three nautical miles. This permit covers both existing sources and new sources. All discharges in state waters must comply with more stringent requirements contained in Louisiana Water Quality Regulations, LAC 33.IX.7.708. A similar permit will be proposed for the Texas territorial seas in the future.

         The combined effect of all these permits closely approaches a "zero discharge standard" affecting all waters except those of the OCS. Newpark and many industry participants believe that these permits and the requirements of the Clean Water Act may ultimately lead to a total prohibition of overboard discharge in the Gulf of Mexico.

         The Clean Air Act. The Clean Air Act provides for federal, state and local regulation of emissions of air pollutants into the atmosphere. Any modification or construction of a facility with regulated air emissions must be a permitted or authorized activity. The Clean Air Act provides for administrative and judicial enforcement against owners and operators of regulated facilities, including substantial penalties. In 1990, the Clean Air Act was reauthorized and amended, substantially increasing the scope and stringency of the Clean Air Act's regulations. The Clean Air Act has very little impact on Newpark's operations.

         Oil Pollution Act of 1990. The Oil Pollution Act of 1990 contains liability provisions for cleanup costs, natural resource damages and property damages resulting from discharges of oil into navigable waters, as well as substantial penalty provisions. The OPA also requires double hulls on all new oil tankers and barges operating in waters subject to the jurisdiction of the United States. All marine vessels operated by Newpark already meet this requirement.

         State Regulation. In 1986, the Louisiana Department of Natural Resources promulgated Order 29-B. Order 29-B contains extensive rules governing pit closure and the generation, treatment, storage, transportation and disposal of E&P waste. Under Order 29-B, onsite disposal of E&P waste is limited and is subject to stringent guidelines. If these guidelines cannot be met, E&P waste must be transported and disposed of offsite in accordance with the provisions of Order 29-B. Moreover, under Order 29-B, most, if not all, active waste pits must be closed or modified to meet regulatory standards; those pits that continue to be allowed may be used only for a limited time. A material number of these pits may contain concentrations of radium that are sufficient to require the waste material to be categorized as NORM.

         The DNR has recently issued emergency rules for oilfield waste testing to become effective on May 1, 1998. The rules call for comprehensive and systematic testing of oilfield waste disposed of in commercial facilities throughout the state. Data collected over a 120 day period will then be used to revise statewide Order 29-B.

         Rule 8 of the Texas Railroad Commission also contains detailed requirements for the management and disposal of E&P waste and Rule 94 governs the management and disposal of NORM. In addition, Rule 91 regulates the cleanup of spills of crude oil from oil and gas exploration and production activities, including transportation by pipeline. In general, contaminated soils must be remediated to total petroleum hydrocarbons content of less than 1%. The State of Texas also has established an Oilfield Cleanup Fund to be administered by the Texas Railroad Commission to plug abandoned wells if the Commission deems it necessary to prevent pollution, and to control or clean up certain oil and gas wastes that cause or are likely to cause pollution of surface or subsurface water. Other states (New Mexico, Mississippi, Arkansas) where the Company operates have similar regulations. Oklahoma is presently in the process of drafting NORM oil and gas regulations. Newpark recently received the first specific license to do NORM remediation in Arkansas.

         Many states maintain licensing and permitting procedures for the construction and operation of facilities that emit pollutants into the air. In Texas, the Texas Natural Resource Conservation Commission (the "TNRCC") requires companies that emit pollutants into the air to apply for an air permit or to satisfy the conditions for an exemption. Newpark has obtained certain air permits and believes that it is exempt from obtaining other air permits at its facilities including its Port Arthur Texas E&P waste facility. Newpark met with the TNRCC and filed for an exemption in the fall of 1991. A subsequent renewal letter was filed in 1995. Based upon communications with the TNRCC, Newpark expects that it will continue to remain exempt. However, should it not remain exempt, Newpark believes that compliance with the permitting requirements of the TNRCC would not have a material adverse effect on the consolidated financial statements of Newpark.

         Other Environmental Laws. Newpark is subject to the Occupation Safety and Health Act that imposes requirements for employee safety and health and applicable state provisions adopting worker health and safety requirements. Moreover, it is possible that other developments, such as increasingly stricter environmental, safety and health laws, and regulations and enforcement policies thereunder, could result in substantial additional regulation of Newpark and could subject to further scrutiny Newpark's handling, manufacture, use or disposal of substances or pollutants. Newpark cannot predict the extent to which its operations may be affected by future enforcement policies as applied to existing laws or by the enactment of new statutes and regulations.

RISK MANAGEMENT

         Newpark's business exposes it to substantial risks. For example, Newpark's environmental services routinely involve the handling, storage and disposal of nonhazardous regulated materials and waste, and in some cases, handling of hazardous regulated materials and waste for its customers which are generators of such waste. Newpark could be held liable for improper cleanup and disposal, which liability could be based upon statute, negligence, strict liability, contract or otherwise. As is common in the oil and gas industry, Newpark often is required to indemnify its customers or other third-parties against certain risks related to the services performed by Newpark, including damages stemming from environmental contamination.

         Newpark has implemented various procedures designed to ensure compliance with applicable regulations and reduce the risk of damage or loss. These include specified handling procedures and guidelines for regulated waste, ongoing training and monitoring of employees and maintenance of insurance coverage.

         Newpark carries a broad range of insurance coverages that management considers adequate for the protection of its assets and operations. This coverage includes general liability, comprehensive property damage, workers' compensation and other coverage customary in its industries; however, this insurance is subject to coverage limits and certain policies exclude coverage for damages resulting from environmental contamination. Newpark could be materially adversely affected by a claim that is not covered or only partially covered by insurance. There is no assurance that insurance will continue to be available to Newpark, that the possible types of liabilities that may be incurred by Newpark will be covered by its insurance, that Newpark's insurance carriers will meet their obligations or that the dollar amount of such liabilities will not exceed Newpark's policy limits.

FORWARD-LOOKING STATEMENTS

         The foregoing discussion contains `forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. There are risks and uncertainties that could cause future events and results to differ materially from those anticipated by management in the forward-looking statements included in this report. Among these risks and uncertainties are (a) the level of exploration for and production of oil and gas and the industry's willingness to spend capital on environmental and oilfield services; (b) oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital; (c) domestic and international political, military, regulatory and economic conditions; (d) other risks and uncertainties generally applicable to the oil and gas exploration and production industry; (e) any rescission or relaxation of existing regulations affecting the disposal of E&P waste and NORM, failure of governmental authorities to enforce such regulations or the ability of industry participants to avoid or delay compliance with such regulations; (f) future technological change and innovation, which could result in a reduction in the amount of waste being generated or alternative methods of disposal being developed; (g) increased competition in the Company's product lines; and (h) the Company's success in introducing new products and integrating potential future acquisitions.


ITEM 2.         PROPERTIES

         Newpark's corporate offices in Metairie, Louisiana, consisting of approximately 7,000 square feet, are occupied at an annual rental of approximately $138,000 under a lease expiring in December 2002.

         Newpark owns an office building in Lafayette, Louisiana, consisting of approximately 35,000 square feet, to house the administrative offices of two of its subsidiaries.

         Newpark's Port Arthur, Texas, E&P waste and NORM facility is subject to annual rentals aggregating approximately $488,000 under three separate leases. A total of six acres are under lease with various expiration dates through September 2002, all with extended options to renew.

         Newpark owns two injection disposal sites in Jefferson County, Texas, one on 50 acres of land and the other on 400 acres. Eight wells are currently operational at these sites. In January 1997, Newpark completed the purchase of 120 acres located adjacent to one of the disposal sites. Newpark plans to use this property as an industrial waste injection disposal facility. Newpark also has acquired an additional injection facility, which includes two active injection wells on 37 acres of land, adjacent to its Big Hill, Texas facility.

         In October 1997, Newpark acquired land and facilities in Andrews, Big Springs, Plains and Fort Stockton, Texas at which brine is extracted and sold and E&P waste is disposed of in the salt domes or caverns created by the extraction process. A total of 125 acres of land was acquired in this transaction.

         Newpark maintains a fleet of 43 double-skinned barges, of which 16 are owned by the Company, seven are under 10-year lease terms, six are under seven-year lease terms and 14 are under five-year lease terms. The barges are used to transport waste to processing stations and are certified for this purpose by the U. S. Coast Guard. Annual rentals under the barge leases totaled approximately $1.9 million during 1997.

         The Company operates two specialty product grinding facilities. One is located on 6.6 acres of leased land in Channelview, Texas, with an annual rental rate of $12,000, and the other is located on 13.7 acres of leased land in New Iberia, Louisiana, with an annual rental rate of $50,000.

         In the Company's waste disposal operations, the Company uses nine leased facilities located along the Gulf Coast at an annual aggregate rental of $823,000. In the Company's drilling fluids operations, the Company serves customers from four leased bases located along the Gulf Coast at an annual aggregate rental rate of $423,000.

         Newpark owns 80 acres occupied as a sawmill facility near Batson, Texas. Additional facilities are held under short-term leases with annual rentals aggregating approximately

$473,000 during 1997. The Company believes that its facilities are suitable for their respective uses and adequate for current needs.

         Due to growth in Newpark's market areas, the Company has undertaken efforts throughout 1997 to expand the capacity of a number of its facilities. The Company is engaged in ongoing expansion efforts, which are anticipated to continue throughout 1998 and into 1999. In addition, in order to facilitate its continued growth, the Company is exploring various options for larger office facilities which will house the administrative staffs of its subsidiaries in the Houston, Texas area.


ITEM 3.  LEGAL PROCEEDINGS

       Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters should not have a material effect on Newpark's consolidated financial statements.


ENVIRONMENTAL PROCEEDINGS

         In the ordinary course of conducting business, Newpark becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels, as well as private party actions. Pending proceedings that allege liability related to environmental matters are described below. Newpark believes that none of these matters involves material exposure. There is no assurance, however, that such exposure does not exist or will not arise in other matters relating to Newpark's past or present operations.

         Newpark was identified by the EPA as a minor or "de minimus" contributor of waste to a disposal site requiring cleanup under CERCLA. That facility, the French Limited site, located in southeast Texas, is currently undergoing a voluntary cleanup by those parties identified as waste contributors. Five related private party suits have been filed against Newpark and the other potentially responsible parties at the French Limited site. Newpark has settled its potential liability in these suits.

         Newpark continues to be involved in the voluntary cleanup associated with the DSI sites in southern Mississippi. This includes three facilities known as Clay Point, Lee Street and Woolmarket. The Mississippi Department of Environmental Quality is overseeing the cleanup. The DSI Technical Group that represents the potentially responsible parties, including Newpark, has recently awarded a contract to Newpark to do the remaining remediation work at the three sites. This cleanup should be completed by the end of 1998 with some continuing ground water monitoring.

         Newpark has been identified as one of 600 contributors of material to the MAR Services facility, a state voluntary cleanup site located in Louisiana. Because Newpark delivered only processed solids meeting the requirements of Louisiana Statewide Executive Order 29-B to the site, Newpark does not believe it has material financial liability for the site cleanup cost. The Louisiana Department of Natural Resources ("DNR") is overseeing voluntary cleanup at the site.

         Recourse against its insurers under general liability insurance policies for reimbursement of cost and expense in the foregoing CERCLA actions is uncertain as a result of conflicting court decisions in similar cases. In addition, certain insurance policies under which coverage may be afforded contain self-insurance levels that may exceed Newpark's ultimate liability.

         Newpark believes that any liability incurred in the foregoing matters will not have a material adverse effect on Newpark's consolidated financial statements.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Newpark's common stock is traded on the New York Stock Exchange under the symbol "NR".

         The following table sets forth the range of the high and low sales prices for the periods indicated.


         Period                             High              Low
         ------                             ----              ---


  1996
        1st Quarter                    $  7.469       $   4.906
        2nd Quarter                    $  9.469       $   7.188
        3rd Quarter                    $  9.750       $   7.750
        4th Quarter                    $  9.563       $   8.094

  1997

        1st Quarter                    $ 12.375       $   9.188
        2nd Quarter                    $ 16.875       $   9.875
        3rd Quarter                    $ 20.000       $  14.250
        4th Quarter                    $ 22.500       $  14.750



         At December 31, 1997, the Company had 3,890 stockholders of record.

         Newpark affected a two-for-one split of its common stock as of June 20, 1997 to stockholders of record on May 30, 1997. Newpark paid a 100% stock dividend of its common stock on November 30, 1997 to stockholders of record on November 14, 1997. Newpark does not intend to pay any cash dividends in the foreseeable future, and the Board of Directors currently intends to retain earnings for use in Newpark's business. In addition, Newpark's credit facility and the Indenture relating to its outstanding Senior Subordinated Notes contain covenants limiting the payments of dividends on the common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated historical financial data presented below for the five years ended December 31, 1997, are derived from the audited consolidated financial statements of Newpark and reflect: (i) Newpark's acquisition of SBM on February 28, 1997, which was accounted for as a pooling of interests; (ii) a two-for-one split of Newpark's Common Stock effective May 1997; (iii) a 100% stock dividend issued by Newpark in November 1997; and (iv) the adoption of SFAS No. 128, "Earnings Per Share." The following data should be read in conjunction with the Consolidated Financial Statements of Newpark and the Notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations".



                                                                     YEARS ENDED DECEMBER 31,
      ----------------------------------------------------------------------------------------------------------------------------
                                            1997                1996            1995             1994            1993
      ----------------------------------------------------------------------------------------------------------------------------
                                                  (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF INCOME
      DATA:
Revenues                                                   $ 215,354      $ 135,974      $ 105,720      $  86,625      $  57,585
Cost of services provided                                    127,228         87,081         70,360         60,901         43,389
Operating costs                                               22,463         11,523         11,156         10,384          9,791
General and administrative expenses                            3,185          2,920          2,658          3,231          2,129
Restructure expense                                               --          2,432             --             --             --
                                                           ---------      ---------      ---------      ---------      ---------
Operating income from continuing
      operations                                              62,478         32,018         21,546         12,109          2,276
Interest income                                                 (308)          (223)          (222)           (80)            (5)
Interest expense                                               4,133          3,900          3,833          2,724          1,306
Other                                                             --             --            436             --             --
                                                           ---------      ---------      ---------      ---------      ---------
Income from continuing operations
      before provision for income taxes                       58,653         28,341         17,499          9,465            975
Provision (benefit) for income taxes                          21,537          9,838          4,957           (252)        (1,837)
                                                           ---------      ---------      ---------      ---------      ---------
Income from continuing operations                             37,116         18,503         12,542          9,717          2,812
Loss from discontinued operations                                 --             --             --             --         (2,366)
                                                           ---------      ---------      ---------      ---------      ---------

Net income                                                 $  37,116      $  18,503      $  12,542      $   9,717      $     446
                                                           =========      =========      =========      =========      =========

Income (loss) per common and common equivalent shares:
      Basic
      Continued operations                                 $    0.59      $    0.36      $    0.28      $    0.22      $    0.06
      Discontinued operations                                     --             --             --             --          (0.05)
                                                           ---------      ---------      ---------      ---------      ---------
      Net income per common  share                         $    0.59      $    0.36      $    0.28      $    0.22      $    0.01
                                                           =========      =========      =========      =========      =========

      Diluted
      Continued operations                                 $    0.58      $    0.35      $    0.27      $    0.22      $    0.06
      Discontinued operations                                     --             --             --             --          (0.05)
                                                           ---------      ---------      ---------      ---------      ---------
      Net income per common  share                         $    0.58      $    0.35      $    0.27      $    0.22      $    0.01
                                                           =========      =========      =========      =========      =========

Weighted average common and common
   equivalent shares outstanding
      Basic                                                   62,714         51,156         44,599         44,015         43,169
                                                           =========      =========      =========      =========      =========
      Diluted                                                 64,186         52,915         45,665         44,839         43,169
                                                           =========      =========      =========      =========      =========




                                                                  DECEMBER 31,
---------------------------------------------------------------------------------------------------
(IN THOUSANDS)                         1997         1996         1995         1994          1993
---------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:

Working capital                      $ 90,212     $ 29,881     $ 32,563     $ 13,868     $  5,099
Total assets                          446,580      289,884      154,132      112,572       91,329
Short-term debt                         1,345       12,383        8,131       10,058       15,212
Long-term debt                        127,235       34,918       47,106       29,404       15,329
Stockholders' equity                  269,769      203,441       77,755       63,631       50,467


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition, results of operations, liquidity and capital resources should be read in conjunction with the "Consolidated Financial Statements" and the "Notes to Consolidated Financial Statements" included elsewhere in this report.

OVERVIEW

         The Baker-Hughes Rotary Rig Count has historically been viewed as the most significant single indicator of oil and gas drilling activity in the domestic market. In 1994, the United States rig count averaged 774 rigs in operation. In 1995, the rig count averaged 723, the second lowest on record since the advent of the indicator in the 1940's, and in 1996, the rig count increased slightly to an average of 779. For 1997, the rig count continued to increase to an average of 943, which was the highest average since 1985.

         Newpark's primary market area includes the following rig count measurement areas: (i) South Louisiana Land, (ii) Texas Railroad Commission Districts 2 and 3, (iii) Louisiana and Texas Inland Waters; and (iv) Offshore Gulf of Mexico. The rig count trend in Newpark's primary markets have tracked these national trends as set forth in the table below:



                            1997     1996     1995     1Q97     2Q97     3Q97    4Q97
                            ----     ----     ----     ----     ----     ----    ----
U.S. Rig Count                943     779      723      853      933      989     997
Newpark's market              252     208      194      229      251      258     273
Newpark's market to total    26.7%   26.7%    26.8%    26.8%    26.9%    26.1%   27.4%


------------
Source:  Baker Hughes Incorporated

         As of the week ended March 20, 1998, the U. S. rig count was 937 with 292 rigs, or 31.2%, within Newpark's market. The increase since the fourth quarter of 1997 in the rig count in Newpark's key markets, while the domestic total has declined, reflects the importance of natural-gas drilling relative to oil in that market.

RECENT ACQUISITIONS

         In February 1997, Newpark acquired SBM, a full-service drilling fluids company, which serves customers in the Louisiana and Texas Gulf Coast, in exchange for an aggregate of 2,328,000 shares of Newpark common stock. The acquisition was accounted for as a pooling-of-interests, with direct acquisition costs of $316,000 charged to current operations. SBM has since changed its name to Newpark Drilling Fluids, Inc. Since the SBM acquisition, Newpark has completed seven additional acquisitions in the drilling fluids industry, in exchange for an aggregate of $9,186,000 in cash and 1,371,112 shares of Newpark common stock. The acquisitions involved five drilling fluids distribution companies, one specialty chemical company and one specialty milling company. In November, 1997, Newpark also purchased the Gulf Coast operations and related assets of Anchor Drilling Fluids, Inc.

         To expand its presence and service capabilities in the site preparation business, Newpark acquired, during 1997, two oilfield site contractors in exchange for an aggregate of 990,888 shares of Newpark common stock. Newpark also acquired additional properties and facilities to expand its disposal capacity, including two active injection wells on 37 acres of land adjacent to Newpark's Big Hill facility, four facilities in the Permian Basin at which brine is extracted and sold and E&P waste is disposed in the salt domes or caverns created by the extraction process, and 120 acres of land adjacent to its Big Hill facility, which Newpark plans to develop into an industrial waste disposal facility. In December, 1997, the Company made a $7 million investment in Environmental Safeguards, Inc., a publicly traded company (AMEX:EW) which uses a patented process and equipment to extract and recycle various components from E&P waste.

         Subsequent to December 31, 1997, Newpark entered into agreements to acquire three drilling fluids companies through three separate unrelated transactions. One of these acquisitions represents the Company's entrance into the Canadian drilling fluids market. These agreements contemplate that the three companies will be purchased for an aggregate consideration of $4,162,500 in cash and 1,052,085 shares of Newpark common stock.

RESULTS OF OPERATIONS



                                                               Years Ended December 31,
                                                                (Dollars in thousands)

                                                  1997                    1996                     1995
                                        ----------------------   --------------------    -------------------
Revenues by product line:
    Fluids management services:
       E&P waste and NORM disposal      $   62,301      28.9%    $   44,905     33.0%    $   31,126     29.5%
       Fluids sales & engineering           54,510      25.3         14,432     10.6          7,738      7.3
                                        ----------     -----     ----------    -----     ----------    -----
         Total fluids management
           services                        116,811      54.2         59,337     43.6         38,864     36.8
    Mat services                            52,083      24.2         32,757     24.1         30,775     29.1
    Integrated services                     46,460      21.6         42,520     31.3         34,481     32.6
    Other                                        0       0.0          1,360      1.0          1,600      1.5
                                        ----------     -----     ----------    -----     ----------    -----
         Total revenues                 $  215,354     100.0%    $  135,974    100.0%    $  105,720    100.0%
                                        ==========     =====     ==========    =====     ==========    =====


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues

         Total revenues increased to $215.4 million in 1997, from $136.0 million in 1996, an increase of $79.4 million, or 58.4%. Principal components of the $57.5 million increase in fluids management services revenue were drilling fluids sales and service revenue, which increased $40.1 million, and waste disposal revenue, which increased $17.4 million. Drilling fluids sales increased as a result of a series of purchase acquisitions made during 1997 in the drilling fluids market, the expansion of the businesses acquired through increased inventories and facilities to service new and expanded markets and an increase in drilling activity. The increase in waste disposal revenues can be primarily ascribed to the full year effect of acquisition of a competitor's marine-related collection operations in August 1996, increases in the domestic market rig count and increased pricing. The volume of waste received has also been impacted by an increase in environmental regulations. Effective December 4, 1997, discharges of waste from drilling operations in the state territorial waters of the Gulf of Mexico were prohibited. These regulations have already started to impact volumes of waste handled by the Company. It is anticipated that these new regulations and increased regulations in other areas will cause the volume of E&P waste handled by the Company to continue to increase. E&P waste revenues for 1997 increased to $56.1 million, compared to $36.2 million in 1996. The volume of E&P waste received increased to 5.6 million barrels, from
4.0 million barrels. The increase in volume accounted for approximately 80% of the increase in E&P waste revenues, while price increases accounted for approximately 20% of the increase in revenues. NORM revenue was $6.2 million in 1997, compared to $8.7 million in 1996, due to decreased site remediation activity. The decrease in activity in the NORM market was partially offset by higher average pricing on waste received in 1997 versus 1996. The increase of $19.3 million in mat rental revenue reflects improvement in the domestic market rig count and increased pricing for Newpark's mat inventory, coupled with the completion of a purchase acquisition in 1997. Mat rental revenues include revenues earned on the initial mat installation, which typically includes the first 60 days of rental. If the mats are rented beyond the initial period, a rerental charge is earned. In 1997 the initial rentals accounted for approximately 60% of mat service revenues with rerentals accounting for 40%. In 1996, initial rentals accounted for 52% of the total mat service revenues and rerentals accounted for 48%. In terms of pricing and volume impact on total mat service revenues, pricing accounted for approximately 60% of the increase and volume accounted for approximately 40%.

Operating Costs and Expenses

         Operating costs and expenses increased by $51.1 million in 1997 as compared to 1996. This increase is due to an increase in personnel and operating assets which were required to service and facilitate the growth in revenue from 1997 to 1996. While the dollar amount of expenses grew by 51.8%, expenses as a percentage of revenues declined to 69.5% in 1997 as compared to 72.5% in 1996.

General and Administrative Expenses

         General and administrative expenses increased by $265,000 from 1996 to 1997, but decreased as a percentage of revenues to 1.5% in 1997 from 2.1% in 1996.

Operating Income

         Operating income of $62.5 million in the 1997 period increased $30.5 million, or 95.3%, compared to $32.0 million in the 1996 period. Factors contributing to the increase include increased profitability from disposal operations, increased utilization and higher pricing for Newpark's mat inventory and increased contribution from rapid growth in drilling fluids revenue.

Provision for Income Taxes

         For the 1997 and 1996 periods, Newpark recorded income tax provisions of $21.5 million and $9.8 million, equal to 36.7% and 34.7% of pre-tax income, respectively.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Revenues

         Total revenues increased to $136.0 million in 1996, from $105.7 million in 1995, an increase of $30.3 million, or 28.7%. In the fluid management services area, revenues increased $20.5 million, as E&P waste revenues increased $11.1 million, NORM revenues increased $2.7 million and product sales and engineering revenues increased $6.7 million. The volume of E&P waste processed increased by 1.1 million barrels, or 38%, to 4.0 million barrels, from 2.9 million in 1995. In addition to increased volume, Newpark benefitted from increased E&P waste prices. The volume of NORM waste processed grew to 143,500 barrels, from 70,000 barrels in 1995, while pricing declined due to increased volume of lower priced remediation projects made possible by the new direct injection license. In the mat service area, revenues grew by $2.0 million, or 6.4%, due primarily to sales of mats for nonoilfield applications. Revenues in the integrated services area increased $8.0 million, due to increased onsite environmental management and other services incidental to site preparation activities, coupled with increased wood product sales.

Operating Costs and Expenses

         Operating costs and expenses increased by $17.1 million in 1996 as compared to 1995 primarily as a result of increased activity as reflected in revenues for the period. Despite this growth in total costs, operating costs and expenses as a percentage of sales decreased to 72.5% in 1996 from 77.1% in 1995.

General and Administrative Expenses

         General and administrative expenses decreased as a proportion of revenues to 2.1% in 1996, from 2.5% in 1995, and increased in absolute amount by $262,000.

Restructure Expense

         During the year ended December 31, 1996, the Company recorded a restructure charge in the amount of $2.4 million. A total of approximately $1.8 million was related to the restructuring of certain of Newpark's E&P waste processing operations and staffing changes to facilitate the integration of its operations with those acquired from a competitor. The Company recognized an additional $600,000 of costs associated with the termination of processing operations at its original NORM facility at Port Arthur, Texas and the partial closure of the site.

Operating Income

         Operating income increased by $10.5 million, or 48.6%, to $32.0 million in 1996, compared to $21.5 million in 1995. Operating margin improved to 23.5% in 1996, as compared to 20.4% in 1995. The increase resulted primarily from increased profitability from E&P waste and NORM disposal operations. Such increase was partially offset by the restructure charge mentioned above.

         Provision for Income Taxes

         In 1996 and 1995, Newpark recorded income tax provisions of $9.8 million and $5.0 million, for effective tax rates of 34.7% and 28.3%, respectively. The 1995 provision reflects the benefit realized from federal tax carryforwards which were fully recognized in 1995.

New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company is required to adopt both standards for its fiscal year ended December 31, 1998. Management believes that the implementation of SFAS 130 and SFAS 131 will not have a material impact on the presentation of the Company's financial statements but may require additional disclosure.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position increased by $60.3 million, or 202%, during the year ended December 31, 1997, as compared to 1996. Key working capital data is provided below:


                                                                Year Ended December 31,
                                                            ------------------------------
                                                            1997                      1996
                                                            ----                      ----
              Working Capital (000's)                      $90,212                    $29,881
              Current Ratio                                   3.94                       1.77


         The increase in working capital is primarily attributable to three major factors. First, the issuance of $125 million of ten year, 8-5/8% senior subordinated notes which are due December 15, 2007. The net proceeds from the notes were $121.9 million, of which

$90.5 million was immediately used to fully repay the outstanding balance under the Company's revolving credit facility ("Credit Facility"). The remainder of $31.4 million served to increase working capital. Secondly, due to growth in the Company's business, receivables and inventory, net of payables and accrued liabilities increased by $30.5 million. Thirdly, the repayment of the outstanding balance under the credit facility had the impact of increasing working capital by $11.0 million. Offsetting these increases were property and other asset additions.

         The Company's Long Term Capitalization as of December 31, 1997, 1996 and 1995 is as follows:



                                                      1997       1996          1995
                                                   --------     --------     --------
Long-term debt
  (including current maturities):
        Credit facility                            $     --     $ 41,351     $ 43,378
        Subordinated debt                           125,000           --           --
        Other                                         3,435        5,303       11,572
                                                   --------     --------     --------
        Total long-term debt                        128,435       46,654       54,950

Stockholders equity*                                269,769      203,441       77,755
                                                   --------     --------     --------
        Total capitalization                       $398,204     $250,095     $132,705
                                                   ========     ========     ========


         *On August 12, 1996 the Company completed the sale of 13,800,000 shares of its common stock generating net proceeds of $98.1 million.

         For the year ended December 31, 1997, Newpark's working capital needs were met primarily from operating cash flow, and borrowings under the Credit Facility (which were refinanced with the subordinated debt issue) and excess proceeds from the subordinated debt issue. Total cash generated from operations of $28.9 million was supplemented by $82.6 million from financing activities to provide for a total of $92.7 million used in investing activities, including the purchase of drilling fluids assets (including the Anchor Drilling Fluids acquisition), the purchase of mats, the investment in Environmental Safeguards, and the expansion of waste disposal facilities.

         On June 30, 1997, Newpark entered into the Credit Facility, which provides for a $90.0 million revolving credit facility maturing on June 30, 2000, including up to $5.0 million in standby letters of credit. At December 31, 1997, $2.4 million in letters of credit were issued and outstanding under the Credit Facility, and no additional amounts were outstanding under the revolving facility. Advances under the credit facility bear interest at either (i) a specified prime rate or (ii) the LIBOR rate plus a spread which is determined quarterly based on the Credit Facility. The Credit Facility requires that Newpark maintain certain specified financial ratios and comply with other usual and customary requirements. Newpark was in compliance with all requirements of the Credit Facility at December 31, 1997.

         For 1998, Newpark anticipates capital expenditures of approximately $70 million, including: (i) $10 million to acquire and develop additional injection well sites, (ii) $15 million for expansion of drilling fluids operations, including the purchase of equipment associated with fluids processing and recycling and infrastructure expansions;
(iii) $8 million to expand barite milling capacity; (iv) $15 million for the purchase of additional hardwood mats; (v) $4 million for the development of Newpark's synthetic mat system; (vi) $10 million for the upgrade and purchase of equipment; and (vii) $8 million for expansion into industrial waste disposal markets.

         Potential sources of additional funds, if required by the Company, would include additional borrowings and the sale of equity securities. The Company presently has no commitments beyond its working capital and bank lines of credit by which it could obtain additional funds for current operations; however, it regularly evaluates potential borrowing arrangements which may be utilized to fund future expansion funds. Newpark believes that its current sources of capital coupled with internally generated funds, will be sufficient to support its working capital, capital expenditure and debt service requirements, for the foreseeable future. Except as described in the preceding paragraph, Newpark is not aware of any material expenditures, significant balloon payments or other payments on long term obligations or any other demands or commitments, including off-balance sheet items to be incurred beyond the next 12 months.

         Inflation has not materially impacted the Company's revenues or income.

YEAR 2000

         In accordance with the U.S. Securities and Exchange Commission's Staff Legal Bulletin No. 5, the Company has assessed both the cost of addressing and the costs or consequences of incomplete or untimely resolution of the Year 2000 issue. Most of the Company's major systems have already been updated or replaced with applications, in the normal course of business, that are year 2000 compliant. Accordingly, the Company has determined that its estimated costs related to the year 2000 issue are not anticipated to be material to the Company's business, operations or financial condition.

         In addition, the Company is in the process of initiating formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 Issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company would not have a material adverse effect on the Company.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Newpark is not required to provide the information required under this item for the fiscal year ended December 31, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Newpark Resources, Inc.

         We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Newpark Resources, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 27,1998



Newpark Resources, Inc.
Consolidated Balance Sheets
December 31
------------------------------------------------------------------------------------------
(In thousands, except share data)                                    1997           1996
------------------------------------------------------------------------------------------

ASSETS

Current assets:
    Cash and cash equivalents                                     $  20,715      $   1,945
    Accounts and notes receivable, less allowance
        of $2,171 in 1997 and $1,695 in 1996                         73,385         48,369
    Inventories                                                      21,147          7,470
    Deferred tax asset                                                3,974          8,144
    Other current assets                                              1,685          2,727
                                                                  ---------      ---------
        Total current assets                                        120,906         68,655

Property, plant and equipment, at cost, net of
    accumulated depreciation                                        188,752        114,670
Cost in excess of net assets of purchased businesses and
    identifiable intangibles, net of accumulated amortization        97,542         83,512
Other assets                                                         39,380         23,047
                                                                  ---------      ---------
                                                                  $ 446,580      $ 289,884
                                                                  =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                 $     145      $     647
    Current maturities of long-term debt                              1,200         11,736
    Accounts payable                                                 17,376         15,091
    Accrued liabilities                                              10,074          9,835
    Current taxes payable                                             1,899          1,465
                                                                  ---------      ---------
        Total current liabilities                                    30,694         38,774

Long-term debt                                                      127,235         34,918
Other non-current liabilities                                         1,314          2,644
Deferred taxes payable                                               17,568         10,107
Commitments and contingencies (See Note M)                               --             --

Stockholders' equity:
    Preferred Stock, $.01 par value, 1,000,000 shares
        authorized, no shares outstanding                                --             --
    Common Stock, $.01 par value, 80,000,000 shares
        authorized, 64,061,289  shares outstanding in 1997
        and 60,438,464 in 1996                                          640            604
    Paid-in capital                                                 283,281        253,825
    Retained earnings (deficit)                                     (14,152)       (50,988)
                                                                  ---------      ---------
        Total stockholders' equity                                  269,769        203,441
                                                                  ---------      ---------
                                                                  $ 446,580      $ 289,884
                                                                  =========      =========



          See accompanying Notes to Consolidated Financial Statements.



Newpark Resources, Inc.
Consolidated Statements of Income
Years Ended December 31
--------------------------------------------------------------------------------
(In thousands, except per share data)      1997            1996          1995
--------------------------------------------------------------------------------
Revenues                                $ 215,354      $ 135,974      $ 105,720
Operating costs and expenses:
     Cost of services provided            127,228         87,081         70,360
     Operating costs                       22,463         11,523         11,156
                                        ---------      ---------      ---------
                                          149,691         98,604         81,516

General and administrative expenses         3,185          2,920          2,658
Restructure expense                            --          2,432             --
                                        ---------      ---------      ---------
Operating income                           62,478         32,018         21,546
Interest income                              (308)          (223)          (222)
Interest expense                            4,133          3,900          3,833
Other                                          --             --            436
                                        ---------      ---------      ---------
Income before income taxes                 58,653         28,341         17,499
Provision for income taxes                 21,537          9,838          4,957
                                        ---------      ---------      ---------
Net income                              $  37,116      $  18,503      $  12,542
                                        =========      =========      =========



Weighted average common and common
 equivalent shares outstanding:
     Basic                                 62,714         51,156         44,599
                                        =========      =========      =========
     Diluted                               64,186         52,915         45,665
                                        =========      =========      =========

Net income per common and
  common equivalent share:
     Basic                              $     .59      $     .36      $     .28
                                        =========      =========      =========
     Diluted                            $     .58      $     .35      $     .27
                                        =========      =========      =========


          See accompanying Notes to Consolidated Financial Statements.



Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1995, 1996 and 1997
-----------------------------------------------------------------------------------------------------------
                                                                                 Retained
                                                  Common        Paid-In          Earnings
(In thousands)                                    Stock         Capital          (Deficit)         Total
-----------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1995                       $     424     $     136,513    $    (73,306)   $     63,631

   Employee stock options                              4             1,579              (1)          1,582
   Stock dividend                                     20             8,704          (8,724)              -
   Net income                                          -                 -          12,542          12,542
                                               ---------     -------------    ------------    ------------

BALANCE, DECEMBER 31, 1995                           448           146,796         (69,489)         77,755

   Employee stock options                             12             4,944              (2)          4,954
   Public offering                                   140            96,249               -          96,389
   Acquisitions                                        4             5,836               -           5,840
   Net income                                          -                 -          18,503          18,503
                                               ---------     -------------    ------------    ------------

BALANCE, DECEMBER 31, 1996                           604           253,825         (50,988)        203,441

   Employee stock options                             12             9,091             (10)          9,093
   Incentive plan                                      -               668               -             668
   Acquisitions                                       24            19,697             355          20,076
   SBM net loss (11/1/96-12/31/96)                     -                 -            (625)           (625)
   Net income                                          -                 -          37,116          37,116
                                               ---------     -------------    ------------    ------------

BALANCE, DECEMBER 31, 1997                     $     640     $     283,281    $    (14,152)   $    269,769
                                               =========     =============    ============    ============


          See accompanying Notes to Consolidated Financial Statements.
                                       37



Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
-------------------------------------------------------------------------------------------------------------
(IN THOUSANDS )                                                          1997           1996          1995
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $  37,116      $  18,503      $  12,542
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                       25,844         17,220         10,000
    Provision for deferred income taxes                                 15,880          6,168          3,326
    Loss on sales of assets                                                147             36             79
    Provision for doubtful accounts                                         --            775            190
Change in assets and liabilities net of effects of acquisitions:
    Increase in accounts and notes receivable                          (19,990)       (10,410)       (16,410)
    (Increase) decrease  in inventories                                (12,009)           188         (4,897)
    Increase in other assets                                            (7,536)            (1)        (1,509)
    (Decrease) increase in accounts payable                             (4,874)         1,395          1,896
    (Decrease) increase in accrued liabilities and other                (5,687)        (9,009)         2,227
                                                                     ---------      ---------      ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                        28,891         24,865          7,444
                                                                     ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                               (78,379)       (44,521)       (24,024)
    Proceeds from sale of property, plant and equipment                     40          1,492            567
    Investment in joint ventures                                        (4,833)        (4,406)        (1,094)
    Acquisitions, net of cash acquired                                  (6,580)       (71,461)            --
    Payments received on notes receivable                                   70            440            249
    Advances on notes receivable                                        (3,000)          (112)          (227)
    Purchase of patents                                                     --         (5,700)            --
                                                                     ---------      ---------      ---------
       NET CASH USED IN INVESTING ACTIVITIES                           (92,682)      (124,268)       (24,529)
                                                                     ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on lines of credit                                       --          5,749         20,796
    Principal payments on notes payable,
     and long-term debt                                                (46,675)       (12,294)       (20,784)
    Proceeds from issuance of  debt                                    125,122          3,374         15,328
    Proceeds from exercise of stock options                              4,114          4,953          1,266
    Proceeds from issuance of stock, net of expenses                        --         98,066             --
    Other                                                                   --             --            317
                                                                     ---------      ---------      ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                        82,561         99,848         16,923
                                                                     ---------      ---------      ---------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                   18,770            445           (162)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           1,945          1,500          1,662
                                                                     ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $  20,715      $   1,945      $   1,500
                                                                     =========      =========      =========


          See accompanying Notes to Consolidated Financial Statements.

                             NEWPARK RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION. Newpark Resources, Inc. ("Newpark" or the "Company") provides integrated fluids management, environmental and oilfield services to the exploration and production industry in the Gulf Coast region, principally Louisiana and Texas. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

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

FAIR VALUE DISCLOSURES. Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the fair value of all significant financial instruments. The estimated fair value amounts have been developed based on available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, such estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. After such analysis, management believes the carrying values of the Company's significant financial instruments (consisting of cash and cash equivalents, receivables, payables and long-term debt, primarily the Senior Subordinated Notes issued in December of 1997) approximate fair values at December 31, 1997 and 1996.

INVENTORIES. Inventories are stated at the lower of cost (principally average and first-in, first-out) or market. Such inventories consist of logs, supplies, processed barite, other specialty chemicals used in drilling fluids, and board road lumber. Board road lumber is amortized on the straight-line method over its estimated useful life of approximately one year.

DEPRECIATION AND AMORTIZATION. Depreciation of property, plant and equipment, including interlocking board road mats, is provided for financial reporting purposes on the straight-line method over the estimated useful lives of the individual assets which range from three to forty years.

         The cost in excess of net assets of purchased businesses ("excess cost") is being amortized on a straight-line basis over twenty-five to thirty-five years, except for $2,211,000 relating to acquisitions prior to 1971 that is not being amortized. Management of the Company periodically reviews the carrying value of the excess cost in relation to the current and expected undiscounted cash flows of the businesses which benefit therefrom in order to assess whether there has been a permanent impairment of the excess cost of the net purchased assets. Accumulated amortization on excess cost was $3,936,000 and $1,253,000 at December 31, 1997 and 1996, respectively.

REVENUE RECOGNITION. In substantially all of its lines of service, Newpark recognizes revenue on a units of delivery basis. E&P waste and NORM disposal revenues are generally recognized upon receipt of waste for processing, while drilling fluids sales and engineering revenues are generally recognized upon delivery of products or services. Revenues from certain integrated service projects, which are typically of short duration, are recognized as projects progress based upon sales values agreed to by the customer for specific units delivered or project milestones completed. Included in accounts receivable are unbilled revenues for projects in progress in the amounts of $7,509,000 and $6,600,000 at December 31, 1997 and 1996, respectively, all of which are due within one year.

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

INTEREST CAPITALIZATION. For the years ended December 31, 1997, 1996 and 1995 the Company incurred interest cost of $5,240,000, $4,415,000, and $4,291,000, respectively, of which $1,107,000, $515,000, and $458,000, respectively, was capitalized on qualifying construction projects.

INCOME PER SHARE. In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share and weighted average share amounts for all years presented have been restated to conform to the requirements of SFAS No. 128, and to give retroactive effect to a 2-for-1 stock split approved by the stockholders on May 14, 1997, a 2-for-1 stock split, effected in the form of a 100% stock dividend, approved by the Board of Directors on October 27, 1997 and a 5% stock dividend declared and paid during 1995.

STOCK-BASED COMPENSATION. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and has adopted the disclosure-only provisions of SFAS 123.

NEW ACCOUNTING PRONOUNCEMENTS. During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 provides guidance for the presentation and display of comprehensive income. SFAS 131 establishes standards for disclosure of operating segments, products, services, geographic areas and major customers. The Company is required to adopt both standards for its fiscal year ended December 31, 1998. Management believes that the implementation of SFAS 130 and SFAS 131 will not have a material impact on the presentation of the Company's financial statements, but may require additional disclosure.

RECLASSIFICATIONS. Certain reclassifications of amounts reported in prior years have been made to conform to the current year presentation.


B.        ACQUISITIONS AND DISPOSITIONS

         On February 28, 1997, Newpark issued 2,328,000 shares of its common stock in exchange for all of the outstanding common stock of Sampey, Bilbo, Meschi Drilling Fluids Management, Inc., ("SBM"), (now known as Newpark Drilling Fluids, Inc.). SBM is a full service drilling fluids company serving the onshore and offshore Louisiana and Texas Gulf Coast drilling markets. This business combination has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of SBM.

         Prior to the combination SBM's fiscal year end was October 31. Newpark's fiscal year is December 31. In applying pooling of interests accounting, the December 31, 1996, Newpark consolidated statement of income was combined with the SBM statement of income for the year ended October 31, 1996. Retained earnings of the combined entities were adjusted by $625,000 as of the beginning of Newpark's fiscal 1997 year to include unaudited net losses of SBM for the period November 1, 1996 to December 31, 1996. During this period, SBM's revenues were $3.0 million. Amounts included in the accompanying consolidated statements of income for the years ended December 31, 1996 and 1995 include the results of SBM for the years ended October 31, 1996 and 1995, respectively.

         Operating results prior to the combination of the separate companies and the combined amounts presented in the consolidated financial statements are summarized below:



--------------------------------------------------------------
                                             Year Ended
  (In thousands of dollars)                 December 31,
--------------------------------------------------------------
                                       1996             1995
                                     --------         --------
Revenues:
        Newpark                      $121,542         $ 97,982
        SBM                            14,432            7,738
                                     --------         --------
        Combined                     $135,974         $105,720
                                     ========         ========


Net Earnings:
        Newpark                      $ 18,453         $ 12,236
        SBM                                50              306
                                     --------         --------
        Combined                     $ 18,503         $ 12,542
                                     ========         ========

         In addition to SBM, Newpark acquired, in the aggregate, seven other companies in 1997. These acquisitions have been accounted for by the purchase method and include the results of operations of the acquired companies since their respective acquisition dates in 1997. These acquisitions were completed in exchange for an aggregate of 1,193,332 shares of Newpark common stock and $9,186,000 in cash. The purchase price was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over assets acquired of $16.5 million, which is being amortized on a straight-line basis over 25 years.

         The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the purchase acquisitions had occurred on January 1, 1996:




-----------------------------------------------------------------------------
(In thousands, except per share amounts)             1997             1996
-----------------------------------------------------------------------------
Revenues                                         $   224,171       $  148,341
Net income                                            36,697           18,342
                                                 ===========       ==========
Net income per common and
   common equivalent share:
           Basic                                 $      0.57       $     0.35
         Diluted                                        0.56             0.34
                                                 ===========       ==========


      The above unaudited proforma amounts have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill, additional depreciation expense for assets recorded at fair market value at the date of acquisition, additional interest expense for borrowings, and the net impact of the above adjustments on income tax expense. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1996, or of future results of operations of the consolidated entities.

         Also during 1997, Newpark acquired two additional companies, the acquisitions of which have been accounted for as poolings of interests. These combinations were completed in exchange for an aggregate of 1,168,668 shares of Newpark common stock. Prior year financial statements have not been restated because the financial information related to these entities individually and in the aggregate was not considered significant in relation to the financial reporting requirements of Newpark.

         On August 12, 1996, the Company acquired from Campbell Wells, Ltd. ("Campbell") substantially all of the non-landfarm assets and certain leases associated with five transfer stations located along the Gulf Coast and three receiving docks at the landfarm facilities operated by Campbell for cash consideration of $70.5 million. This acquisition has been accounted for under the purchase method, and the results of the operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over assets acquired of $77.1 million, of which $68.6 million is being amortized on a straight-line basis over 35 years, and $8.5 million is being amortized on a straight-line basis over 25 years.

         The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Campbell as if the acquisition and the related equity offering had occurred January 1, 1995.



-----------------------------------------------------------------------------
(In thousands, except per share amounts)             1996            1995
-----------------------------------------------------------------------------
Revenues                                        $    152,753    $    124,557
Net income                                            20,460          16,018
                                                ============    ============
Net income per common and
   common equivalent share:
         Basic                                  $       0.40    $       0.36
         Diluted                                        0.39            0.35


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

         Concurrent with the Campbell acquisition, the Company entered into an agreement to provide a certain volume of waste over a future period to Campbell. See further discussion in Note M.

         In conjunction with this acquisition and the acquisition of a new waste disposal license, the Company recorded a third quarter restructure charge of $2.4 million, $1.6 million after taxes, or $0.03 per common share. A total of approximately $1.8 million was related to the restructuring of certain of the Company's E&P waste processing operations and staffing changes to facilitate the integration of its operations with those recently acquired by Campbell. The Company recognized an additional $.6 million cost associated with the termination of processing operations at its original NORM facility at Port Arthur, Texas and the partial closure of the site.

         On August 29, 1996, the Company sold the land, buildings and certain equipment comprising substantially all of the assets of its former marine repair operation to the operator of the facility and refinanced certain advances previously made to the operator. The assets sold had previously been subject to an operating lease to the same party, and the purchase was made under the terms of a purchase option granted in the original lease. The sales price of approximately $16.0 million represents the net book value of the assets sold and refinanced. The consideration received included $1.2 million in cash, $7.2 million in notes receivable and $7.6 million in debt obligations which were assumed by the operator. The notes receivable are included in other assets and have been recorded at their estimated fair value, which approximates the amount at which they can be prepaid at the operator's option during the term of the notes. The notes receivable include two notes, one of which is in the face amount of $8,534,000, bears interest at 5.0% per annum, with interest and principal payable at September 30, 2003. The second note, which was subsequently paid off during the first quarter of 1998, was in the face amount of $600,000, bore interest at 8.0% per annum and was payable in monthly and annual installments of principal and interest through September 30, 2003. The remaining note is secured by a second lien on the assets sold as well as certain guarantees of the operator.

C.       INVENTORY

         The Company's inventory consisted of the following items at December 31, 1997 and 1996:




----------------------------------------------------------------------------------
(In thousands)                                          1997               1996
----------------------------------------------------------------------------------
Board road lumber                                 $     5,017         $        661
Logs                                                    8,546                3,956
Drilling fluids raw materials and components            5,956                1,326
Supplies                                                  686                  636
Other                                                     942                  891
                                                  -----------         ------------
   Total                                          $    21,147         $      7,470
                                                  ===========         ============


D.       PROPERTY, PLANT AND EQUIPMENT

         The Company's investment in property, plant and equipment at December 31, 1997 and 1996 is summarized as follows:



---------------------------------------------------------------------------
(In thousands)                                   1997                1996
---------------------------------------------------------------------------
Land                                       $     8,190         $      2,411
Buildings and improvements                      41,870               17,258
Machinery and equipment                         83,014               53,297
Board road mats                                114,504               78,881
Other                                            3,730                2,579
                                           -----------         ------------
                                               251,308              154,426
Less accumulated depreciation                  (62,556)             (39,756)
                                           -----------         ------------
                                           $   188,752         $    114,670
                                           ===========         ============


E.       CREDIT ARRANGEMENTS AND LONG-TERM DEBT

         Credit arrangements and long-term debt consisted of the following at December 31, 1997 and 1996:



----------------------------------------------------------------------------
(In thousands)                                         1997           1996
----------------------------------------------------------------------------
Senior subordinated notes                           $ 125,000      $      --
Bank - line of credit                                      --         11,778
Bank - term note                                           --         27,223
Bank - line of credit                                      --          2,350
Building loan                                           1,683          1,799
Acquisition financing due in 1999 with an
   interest rate of 7%                                     --          1,375
Note payable to stockholder
   at 10% due in 2000                                      --            382
Other, principally installment notes secured by
  machinery and equipment, payable through
   2001 with interest at 2.0% to 13.5%                  1,752          1,747
                                                    ---------      ---------
                                                      128,435         46,654

Less:  current maturities of long-term debt            (1,200)       (11,736)
                                                    ---------      ---------
Long-term portion                                   $ 127,235      $  34,918
                                                    =========      =========


         On December 17, 1997 the Company issued $125 million of unsecured senior subordinated notes (the "Notes"), which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on each June 15 and December 15, commencing June 15, 1998. The Notes may be redeemed, in whole or in part, at a premium commencing after December 15, 2002. Up to 35% of the Notes may be redeemed from proceeds of an equity offering, at a premium at any time up to and including December 1, 2000. The Notes are subordinated to all senior indebtedness, as defined in the subordinated debt indenture, including the Company's bank revolving credit facility.

         The Notes are guaranteed by substantially all operating subsidiaries of the Company (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors (which are all direct or indirect wholly owned subsidiaries of the Company) are full, unconditional and joint and several. The aggregate assets, liabilities, earnings, and equity of the Subsidiary Guarantors are substantially equivalent to the total assets, liabilities, earnings, and equity of Newpark Resources, Inc. and its subsidiaries on a consolidated basis. Separate financial statements of the Subsidiary Guarantors are not included in the accompanying financial statements because management of the Company has determined that the additional information provided by separate financial statements of the Subsidiary Guarantors would not be of material value to investors.

         As of December 31, 1997, the Company maintained a $90.0 million bank credit facility in the form of a revolving line of credit commitment. The credit facility is unsecured. It bears interest at either a specified prime rate (8.50% at December 31, 1997) or the LIBOR rate (5.81% at December 31, 1997) plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The line of credit requires monthly interest payments and matures on June 30, 2000. At December 31, 1997, $2.4 million of letters of credit were issued and outstanding, leaving a net of $87.6 million available for cash advances under the line of credit.

The credit facility requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. The Company was in compliance with the respective agreements at December 31, 1997.

         Maturities of long-term debt are $1,200,000 in 1998, $575,000 in 1999, $405,000 in 2000, $181,000 in 2001, $192,000 in 2002 and $125,882,000
thereafter.

F.       INCOME TAXES

         The provision for income taxes charged to operations is principally
U. S. Federal tax as follows:


                                   YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------
(In thousands)                1997           1996           1995
-----------------------------------------------------------------
Current tax expense        $ 5,657        $ 3,670        $ 1,631
Deferred tax expense        15,880          6,168          3,326
                           -------        -------        -------
Total provision            $21,537        $ 9,838        $ 4,957
                           =======        =======        =======



         Deferred tax expense includes a decrease (increase) in the valuation allowance for deferred tax assets of ($1,326,000), $236,000, and $1,700,000 for 1997, 1996, and 1995, respectively.

         The effective income tax rate is reconciled to the statutory federal income tax rate as follows:



                                             Year Ended December 31,
                                           --------------------------
                                            1997      1996       1995
                                            ----      ----       ----
Income tax expense at statutory rate       35.0%     35.0%      34.0%
Non-deductible expenses                     1.1       1.0        1.4
Tax effect of NOL                            .4      (1.0)      (9.7)
Other                                        .2       (.3)       2.6
                                           ----      ----       ----
Total income tax expense                   36.7%     34.7%      28.3%
                                           ====      ====       ====


         For federal income tax purposes, the Company has net operating loss carryforwards ("NOLs") of approximately $8.7 million (net of amounts disallowed pursuant to IRC Section 382) that, if not used, will expire in 1999 through 2009. The Company also has approximately $3.4 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. These carryforwards have been recognized for financial reporting purposes. Additionally, for state income tax purposes the Company has NOLs of approximately $38.1 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in year 2000 through 2012.

         Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:




-----------------------------------------------------------------------------------
(In thousands)                                                  1997         1996
-----------------------------------------------------------------------------------
Deferred tax assets:
    Net operating losses                                     $  5,096      $  4,424
     Accruals not currently deductible                          2,518         3,498
     Bad debts                                                    800           615
     Alternative minimum tax credits                            3,441         4,028
     All other                                                    530           424
                                                             --------      --------

         Total deferred tax assets                             12,385        12,989
    Valuation allowance                                        (1,326)           --
                                                             --------      --------

         Net deferred tax assets                             $ 11,059      $ 12,989
                                                             --------      --------

Deferred tax liabilities:
     Accelerated depreciation and amortization               $ 21,554      $ 12,648
     Inventory costs capitalized for financial reporting        2,369           726
     All other                                                    730         1,578
                                                             --------      --------

       Total deferred tax liabilities                          24,653        14,952
                                                             --------      --------

       Total net deferred tax  liabilities                   $(13,594)     $ (1,963)
                                                             ========      ========


         Under SFAS No. 109, a valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 1997, the Company recorded a valuation allowance for state NOLs generated by a particular subsidiary that the Company believes may not be utilized in the future.

G.       PREFERRED STOCK

         The Company has been authorized to issue up to 1,000,000 shares of Preferred Stock, $.01 par value, none of which are issued or outstanding at December 31, 1997.

H.       COMMON STOCK

         On May 14, 1997, the stockholders of the Company approved an increase in the number of authorized shares of common stock to 80,000,000. This allowed the Company to effect a 2-for-1 stock split affecting record holders as of May 30, 1997, and a 100% stock dividend affecting record holders as of November 14, 1997. All share amounts and per share amounts have been adjusted retroactively to reflect both the stock split and stock dividend.

         Changes in outstanding Common Stock for the years ended December 31, 1997, 1996, and 1995 were as follows:


------------------------------------------------------------------------------
(In thousands of shares)                           1997      1996        1995
------------------------------------------------------------------------------
Outstanding, beginning of year                   60,438     44,864     42,272
Shares issued for acquisitions                    2,362         --         --
Shares issued for deferred compensation plan         59         --         --
Dividend shares issued                               --         --      2,020
Shares issued for pubic offering                     --     13,800         --
Shares issued to settle royalty obligations          --        434         --
Shares issued to acquire mat patent rights           --        276         --
Shares issued upon exercise of options            1,202      1,064        572
                                                 ------     ------     ------
    Outstanding, end-of-year                     64,061     60,438     44,864
                                                 ======     ======     ======


I.       EARNINGS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), the Company changed its method of calculating earnings per share during the fourth quarter of 1997. The following table presents the reconciliation of the numerator and denominator for calculating earnings per share in accordance with the disclosure requirements of SFAS 128 as follows (in thousands, except per share data):




                                                     FOR THE YEARS ENDED
                   --------------------------------- -------------------------------------- -----------------------------------
                                 1997                                1996                                  1995
                   --------------------------------- -------------------------------------- -----------------------------------

                     Income     Shares    Per Share     Income       Shares     Per Share      Income     Shares    Per Share
                      (Num)     ((Den)     Amount        (Num)       (Den)        Amount        (Num)      (Den)      Amount
                   ---------- --------- ------------ ------------ ----------- ------------- ------------ -------- -------------
BASIC EPS
Income available
to common
stockholders         $37,116    62,714     $   .59     $18,503         51,156     $  .36      $12,542       44,599     $  .28
                                           =======                                ======                               ======
EFFECTIVE
OF
DILUTIVE
SECURITIES

Stock options                    1,472                                  1,759                                1,066
                                 -----                                  -----                                -----



DILUTED EPS

Income available
to common
stockholders
                     $37,116    64,186     $   .58     $18,503         52,915     $  .35      $12,542       45,665     $  .27
                     =======    ======     =======     =======         ======     ======      =======       ======     ======


         Options to purchase 12,000 and 16,000 shares of common stock at exercise prices of $20.84 and $19.53 per share, respectively, were outstanding during the fourth quarter of 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire during the fourth quarter of 2002, were still outstanding at the end of 1997.

         Options to purchase 40,000 shares of common stock at an exercise price of $9.31 per share were outstanding during the fourth quarter of 1996, but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares. The options, which expire during the fourth quarter of 2001, were all outstanding at the end of 1996.

         On January 12, 1998, the Company granted to certain employees options to purchase 754,000 shares of common stock at an exercise price of $14.00 per share.

J.      STOCK OPTION PLANS

        At December 31, 1997, the Company had three stock-based compensation plans, which are described below. The Company applies Accounting Principles Board Opinion 25 ("APB 25") and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



                                                                         Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                    1997           1996           1995
----------------------------------------------------------------------------------------------------------------------------------
Net income                                  As reported               $  37,116     $   18,503      $  12,542

                                            Pro forma                    34,620          17,541        12,208


Basic earnings per share                    As reported                    0.59           0.36           0.28

                                            Pro forma                      0.55           0.34           0.27


Diluted earnings                            As reported                    0.58           0.35           0.27

  per share                                 Pro forma                      0.54           0.33           0.27
                                                                      =========     ==========      =========


        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 1997: no dividend yield; expected volatility of 64.3%; risk-free interest rate of 6.3%, and expected life of four years. The following assumptions were used for options granted in 1996: no dividend yield; expected volatility of 40.8%; risk-free interest rate of 6.2%; and expected life of four years. The following assumptions were used for options granted in 1995: no dividend yield; expected volatility of 41.6%; risk-free interest rate of 6.0%; and expected life of four years.

         A summary of the status of the Company's stock option plans as of December 31, 1997, 1996, and 1995 and changes during the periods ending on those dates is presented below:




                                                              Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
                                        1997                             1996                             1995
--------------------------------------------------------------------------------------------------------------------
                                                  W-A                         W-A                            W-A
                                  Shares    Exercise Price      Shares    Exercise Price     Shares  Exercise Price

Outstanding at
   beginning of year            4,110,132      $    4.90      3,980,032      $   3.26      2,159,924      $   2.54
   Granted                      1,254,000          12.59      1,264,000          8.16      2,327,000          3.85
   Exercised                   (1,153,315)          3.50     (1,066,768)         2.73       (548,668)         2.17
   Dividend                            --             --             --            --        130,440          3.29
   Canceled                      (140,260)          6.69        (67,132)         3.78        (88,664)         3.43
                               ----------                    ----------                    ---------

Outstanding at end of year      4,070,557           7.59      4,110,132          4.90      3,980,032          3.26
                               ==========                    ==========                    =========
Weighted-average fair
  value of options granted
   during the year                             $6.80                        $ 3.28                         $1.55



         The following table summarizes information about stock options outstanding at December 31, 1997.



                                      Options Outstanding                                   Options Exercisable
                   ------------------------------------------------------------   ---------------------------------------
   Range of                            Weighted-Average           Weighted-                                Weighted-
   Exercise             Number           Remaining                 Average            Number                Average
     Prices         Outstanding      Contractual Life (Years)    Exercise Price      Exercisable         Exercise Price
$1.73 to $4.94         1,705,758           4.51                 $  3.59                986,213              $ 3.44
$6.13 to $9.31         1,142,799           5.83                    8.25                364,132                8.31
$10.19 to $14.72         870,000           6.29                   10.88                      -                   -
$16.09 to $17.13         304,000           6.66                   16.25                      -                   -
$19.34 to $20.84          48,000           6.82                   19.78                      -                   -
                       ---------                                                     ---------
                       4,070,557                                                     1,350,345
                       =========                                                     =========


     The Amended and Restated Newpark Resources, Inc. 1988 Incentive Stock Option Plan (the "1988 Plan") was adopted by the Board of Directors on June 22, 1988 and thereafter was approved by the stockholders. The 1988 Plan has been amended several times and currently provides for 4,000,000 shares to be issuable thereunder. An option may not be granted for an exercise price less than the fair market value on the date of grant and may have a term of up to ten years.

         The 1993 Non-Employee Directors' Stock Option Plan (the "1993 Non-Employee Directors' Plan") was adopted on September 1, 1993 by the Board of Directors and, thereafter, was approved by the stockholders in 1994. Non-employee directors are not eligible to participate in any other stock option or similar plans currently maintained by the Company. The purpose of the 1993 Non-Employee Directors' Plan is to promote an increased incentive and personal interest in the welfare of Newpark by those individuals who are primarily responsible for shaping the long-range plans of Newpark, to assist Newpark in attracting and retaining on the Board persons of exceptional competence and to provide additional incentives to serve as a director of Newpark.

         Upon the adoption of the 1993 Non-Employee Directors' Plan, the five non-employee directors were each granted a stock option to purchase 63,000 shares of Common Stock at an exercise price of $2.14 per share, the fair market value of the Common Stock on the date of grant. In addition, each new Non-Employee Director, on the date of his or her election to the Board of Directors automatically will be granted a stock option to purchase 63,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. The determination of fair market value of the Common Stock is based on market quotations. On November 2, 1995, the Board of Directors adopted, and the shareholders approved on June 12, 1996, amendments to the Non-Employee Directors' Plan to increase the maximum number of shares issuable thereunder from 630,000 to 840,000 and to provide for the automatic grant at five year intervals of additional stock options to purchase 42,000 shares of Common Stock to each non-employee director who continues to serve on the Board. At December 31, 1997, 113,000 options had been exercised under the 1993 Non-Employee Directors' Plan.

         On November 2, 1995, the Board of Directors adopted, and on June 12, 1996 the stockholders approved, the Newpark Resources, Inc. 1995 Incentive Stock Option Plan (the "1995 Plan"), pursuant to which the Compensation Committee may grant incentive stock options and nonstatutory stock options to designated employees of Newpark. Initially, a maximum of 2,100,000 shares of Common Stock were issuable under the 1995 Plan, with such maximum number increasing on the last business day of each fiscal year of Newpark, commencing with the last business day of the fiscal year ending December 31, 1996, by a number equal to 1.25% of the number of shares of Common Stock issued and outstanding on the close of business on such date, with a maximum number of shares of Common Stock that may be issued upon exercise of options granted under the 1995 Plan being limited to 5,250,000. At December 31, 1997 there were 2,406,133 options outstanding under the 1995 plan, 464,000 of which were exercisable.

K.        DEFERRED COMPENSATION PLAN

         In March of 1997, the Company established a Long Term Stock and Cash Incentive Plan (the "Plan"). By policy, the Company has limited participation in the Plan to certain key employees of companies acquired subsequent to inception of the Plan. The intent of the Plan is to increase the value of the stockholders' investment in the Company by improving the Company's performance and profitability and to retain, attract and motivate key employees who are not directors or officers of Newpark but whose judgment, initiative and efforts are expected to contribute to the continued success, growth and profitability of the Company.

         Subject to the provisions of the Plan, a committee may (i) grant awards pursuant to the Plan, (ii) determine the number of shares of stock or the amount of cash or both subject to each award, (iii) determine the terms and conditions (which need not be identical) of each award, provided that stock shall be issued without the payment of cash consideration other than an amount equal to the par value of the stock, (iv) establish and modify performance criteria for awards, and (v) make all of the determinations necessary or advisable with respect to awards under the Plan.

         Each award under the Plan will consist of a grant of shares of stock or an amount of cash (to be paid on a deferred basis) subject to a restriction period (after which the restrictions shall lapse), which shall mean a period commencing on the date the award is granted and ending on such date as the committee shall determine (the "Restriction Period"). The committee may provide for the lapse of restrictions in installments, for acceleration of the lapse of restrictions upon the satisfaction of such performance or other criteria or upon the occurrence of such events as the committee shall determine, and for the early expiration of the Restriction Period upon a participant's death, disability, retirement at or after normal retirement age or the termination of the participant's employment with the Company by the Company without cause.

         The maximum number of shares of common stock of Newpark that may be issued pursuant to the Plan is 160,000, subject to adjustment pursuant to certain provisions of the Plan. The maximum amount of cash that may be awarded pursuant to the Plan is $1,500,000, and each such amount may be increased by the Board of Directors. If shares of stock or the right to receive cash awarded or issued under the Plan are reacquired by Newpark due to a forfeiture or for any other reason, such shares or right to receive cash will be cancelled and thereafter will again be available for purposes of the Plan. At December 31, 1997, 58,760 shares of common stock had been issued under the Plan and $672,000 had been awarded.

L.       SUPPLEMENTAL CASH FLOW INFORMATION

         During 1996, the Company's noncash transactions included the acquisition of certain patents and exclusivity rights in exchange for 708,728 shares of the Company's common stock and $5,700,000 in cash. In connection with the purchase of certain of these patents, the Company recorded a deferred tax liability of $767,000. Transfers from inventory to fixed assets of $4,625,000 were also made during the period. As discussed in Note B, the Company sold and refinanced $16,000,000 of certain assets in exchange for $7,200,000 of notes receivable, $1,200,000 in cash and the assumption by the buyer of $7,600,000 in debt obligations.

         Included in accounts payable and accrued liabilities at December 31, 1997, 1996 and 1995, were equipment purchases of $3,632,000, $1,283,000, and
$4,141,000, respectively. Also included are notes payable for equipment purchases in the amount of $83,000, $1,397,000 and $257,000 for 1997, 1996, and
1995, respectively.

         Interest of $4,669,000, $4,217,000, and $4,290,000, was paid in 1997,
1996 and 1995, respectively. Income taxes of $4,751,000, $3,186,000, and $56,000 were paid in 1997, 1996 and 1995, respectively.

M.       COMMITMENTS AND CONTINGENCIES

         Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters will not have a material adverse effect on Newpark's consolidated financial statements.

         In conjunction with the closing of the Campbell acquisition, the Company acquired Disposeco, thereby assuming the obligations provided in the "NOW Disposal Agreement" between Disposeco and Campbell. The "NOW Disposal Agreement" provides that for each of the 25 years following the closing, Newpark will deliver to Campbell for disposal at its landfarms the lesser of one-third of the barrels from a defined market area or 1,850,000 barrels of E&P waste, subject to certain adjustments. The initial price per barrel to be paid by Newpark to Campbell is $5.50 per barrel and is subject to adjustment in future years. Prior to any adjustments, Newpark's obligation is $10,175,000 annually. In addition, the liability of Newpark under the agreement is reduced by certain prohibited revenues earned by Campbell or its affiliates.

         During 1992, the State of Texas assessed additional sales taxes for the years 1988-1991. The Company has filed a petition for redetermination with the Comptroller of Public Accounts. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial statements.

         In the normal course of business, in conjunction with its insurance programs, the Company has established letters of credit in favor of certain insurance companies in the amount of $1,500,000 and $1,750,000 at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, the Company had outstanding guaranty obligations totaling $1,201,000 and $865,000, respectively, in connection with facility closure bonds issued by an insurance company.

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

         The Company has guaranteed certain debt obligations of a joint venture in which it holds a 49% interest. The guarantee is limited to $7.5 million, plus accrued interest.

         The Company leases various manufacturing facilities, warehouses, office space, machinery and equipment, including transportation equipment, under operating leases with remaining terms ranging from one to ten years, with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were $5,993,000, $5,251,000, and $5,253,000, in 1997, 1996 and 1995, respectively.

         Future minimum payments under noncancelable operating leases, with initial or remaining terms in excess of one year are: $4,392,000, in 1998, $3,698,000 in 1999, $3,346,000 in 2000, $2,227,000 in 2001 $1,018,000 in 2002,
and $1,626,000 thereafter.

         Capital lease commitments are not significant.

N.       BUSINESS AND CREDIT CONCENTRATION

         During the year ended December 31, 1997, 1996 and 1995, one customer accounted for approximately 11%, 16% and 15%, or $23,393,000, $21,620,000, and
$15,890,000, respectively, of total revenues.

         Export sales are not significant.

O.       CONCENTRATIONS OF CREDIT RISK

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

P.       SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)




                                                                       Quarter Ended
---------------------------------------------------------------------------------------------------------------------------

                                               Mar 31        Jun 30      Sep 30     Dec 31
                                               ------        ------      ------     ------
(In thousands, except per share amounts)

FISCAL YEAR 1997
Revenues                                       $42,915     $47,959     $57,908     $66,572
Operating income                                11,953      13,959      16,873      19,693
Net income                                       7,115       8,269      10,129      11,603
Net income per share
         Basic                                    0.12        0.13        0.16        0.18
         Diluted                                  0.11        0.13        0.16        0.18

Weighted average common and common
   equivalent shares outstanding:
         Basic                                  61,265      61,921      63,588      64,041
         Diluted                                62,656      63,281      65,122      65,643

FISCAL YEAR 1996
Revenues                                       $28,373     $29,091     $33,172     $45,338
Operating income                                 6,102       6,955       7,227      11,734
Net income                                       3,317       3,973       4,016       7,197
Net income per share
         Basic                                    0.07        0.09        0.07        0.12
         Diluted                                  0.07        0.08        0.07        0.12

Weighted average common and common
   Equivalent shares outstanding:
         Basic                                  44,927      45,491      53,747      60,331
         Diluted                                46,459      47,305      55,551      62,217


Q.       SUBSEQUENT EVENTS

         Subsequent to December 31, 1997, the Company entered into agreements to acquire three drilling fluids companies through three separate unrelated transactions. These agreements contemplate that the three companies will be purchased for an aggregate consideration of $4,162,500 and 1,052,085 shares of Newpark common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.        Directors and Officers of the Registrant

     The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders.


ITEM 11.        Executive Compensation

     The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders.


ITEM 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.  FINANCIAL STATEMENTS

           Reports of Independent Auditors
           Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995
           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
           Consolidated Statements of Cash Flows for the years ended
           December 31, 1997, 1996 and 1995
           Notes to Consolidated Financial Statements

       2.  FINANCIAL STATEMENT SCHEDULES

           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

       3.  EXHIBITS

           3.1        Certificate of Incorporation.(1)
           3.1.1      Certificate of Amendment to Certificate of
                      Incorporation.(2)
           3.2        Bylaws.(1)
           4.1 Indenture, dated as of December 17, 1997, among the registrant, each of the Guarantors identified therein and State Street Bank and Trust Company, as Trustee.(3)
           4.2 Registration Rights Agreement, dated as of December 10, 1997, among the registrant, the Guarantors identified therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Morgan Grenfell Inc. and Salomon Brothers Inc.(3)
           4.3 Form of the Newpark Resources, Inc. 8-5/8% Senior Subordinated Notes due 2007, Series A.(3)
           4.4 Form of the Newpark Resources, Inc. 8-5/8% Senior Subordinated Notes due 2007, Series B.(3)
           4.5 Form of Guarantees of the Newpark Resources, Inc. 8-5/8% Senior Subordinated Notes due 2007. (3)
           10.1 Employment Agreement, dated as of October 23, 1990, between the registrant and James D. Cole.(1)*
           10.2 Lease Agreement, dated as of May 17, 1990, by and between Harold F. Bean Jr. and Newpark Environmental Services, Inc.
                      ("NESI").(1)
           10.3 Lease Agreement, dated as of July 29, 1994, by and between Harold F. Bean Jr. and NESI.(4)
           10.4 Building Lease Agreement, dated April 10, 1992, between the registrant and The Traveler's Insurance Company.(5)

           10.5 Building Lease Agreement, dated May 14, 1992, between State Farm Life Insurance Company, and SOLOCO, Inc.(5)
           10.6 Operating Agreement, dated June 30, 1993, between Goldrus Environmental Services, Inc. and NESI.(4)
           10.7 Amended and Restated 1993 Non-Employee Directors' Stock Option Plan.(10)*
           10.8       Amendment to the 1993 Non-Employee Directors' Stock
                      Option Plan.(2)*
           10.9       Amended and Restated 1988 Incentive Stock Option Plan.(6)*
           10.10      1995 Incentive Stock Option Plan.(2)*
           10.11 Exclusive License Agreement, dated June 20, 1994, between SOLOCO, Inc. and Quality Mat Company.(4)
           10.12      Restated  Credit  Agreement,  dated  June 30,  1997,
                      among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and BankOne, Louisiana, National Association, Deutsche Bank A.G., New York Branch and/or Cayman Islands Branch and Hibernia National Bank, as banks (the "Banks").(7)
           10.13 First Amendment to Restated Credit Agreement, dated November 7, 1997, among the registrant, the subsidiaries of the registrant named therein and the Banks.**
           10.14 Second Amendment to Restated Credit Agreement, dated December 10, 1997, among the registrant, the subsidiaries of the registrant named therein and the Banks.**
           10.15 Credit Agreement, dated December 1, 1995, between SOLOCO, Inc., Hibernia National Bank.(2)
           10.16 Asset Purchase and Lease Agreement, dated June 5, 1996, among the registrant, Campbell Wells, Ltds and Sanifill, Inc.(8)
           10.17 Now Disposal Agreement, dated June 4, 1996, among Sanifill, Inc., Now Disposal Operating Co. and Campbell Wells, Ltd.(8)
           10.18 Merger Agreement and Plan of Reorganization, dated February 18, 1997, among the registrant, SBM Acquisition Corporation, Sampey Bilbo Meschi Drilling Fluids Management, Inc., James A. Sampey, David A. Meschi, Steve Daniel and Jasper N. Warren. (9)
           10.19 Purchase Agreement, dated as of December 10, 1997, among Newpark Resources, Inc., each of the Guarantors identified therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Morgan Grefell Inc., and Salomon Brothers Inc. (3)
           10.20      Long Term Stock and Cash Incentive Plan**
           21.1       Subsidiaries of the Registrant **
           23.1       Consent of Deloitte & Touche LLP**
           24.1       Powers of Attorney**
           27.1       Financial Data Schedule**
           27.2       Financial Data Schedule**
           27.3       Financial Data Schedule**
           --------------------------------
           *Management Compensation Plan or Agreement.
           **Filed herewith.
           (1) Previously filed in the exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-40716) and incorporated by reference herein.
           (2) Previously filed in the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein.
           (3) Previously filed in the exhibits to the registrant's Registration Statement on Form S-4 (File No. 333-45197) and incorporated by reference herein.

           (4) Previously filed in the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein.
           (5) Previously filed in the exhibits to the registrant's Registration Statement on Form S-8 (Filed No. 33-83680) and incorporated by reference herein.
           (6) Previously filed as Exhibit B to the registrant's Definitive Proxy Materials relating to its Annual Meeting of Stockholders held on June 28, 1995 and incorporated by reference herein.
           (7) Previously filed in the exhibits to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
           (8) Previously filed in the exhibits to the registrant's Registration Statement on Form S-3 (File No. 333-05805), and incorporated by reference herein.
           (9) Previously filed in the exhibits to the registrant's Registration Statement on Form S-3 (File No. 333-25413) and incorporated by reference herein.
           (10) Previously filed as Exhibit B to the registrant's Definitive Proxy Materials relating to its Annual Meeting of Stockholders to be held on May 13, 1998 and incorporated by reference herein.


(B)        REPORTS ON FORM 8-K

           During the quarterly period ended December 31, 1997, Newpark filed two reports on Form 8-K. In the first report, dated November 20, 1997, Newpark reported, under Item 5, that on November 20, 1997 it had announced its intention to make a private offering of $125 million of Senior Subordinated Notes due 2007 to qualified institutional buyers and non-U.S. persons. In the second report, dated December 17, 1997, Newpark reported, under Item 5, that on December 17, 1997 it had announced that it had completed the sale of $125 million aggregate principal amount of 8-5/8% Senior Subordinated Notes due 2007 pursuant to Rule 144A and other provisions of the Securities Act of 1933.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:          March 27, 1998

                                       NEWPARK RESOURCES, INC.


                                       By: /s/ James D. Cole
                                          ---------------------------------
                                          James D. Cole, Chairman of the Board,
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.




                 Signatures                                            Title                               Date
                 ----------                                            -----                               ----
/s/ James D. Cole
-----------------------------------
James D. Cole                                    Chairman of the Board, President                   March 27, 1998
                                                 and Chief Executive Officer
/s/ Matthew W. Hardey
-----------------------------------
Matthew W. Hardey                                Vice President of Finance and                      March 27, 1998
                                                 Chief Financial Officer
/s/ Kathleen D. Lacoste
-----------------------------------
Kathleen D. Lacoste                              Controller (Principal                              March 27, 1998
                                                 Accounting Officer)
/s/ Wm. Thomas Ballantine
-----------------------------------
Wm. Thomas Ballantine                            Executive Vice President and                       March 27, 1998
                                                 Director
/s/ Dibo Attar
-----------------------------------
Dibo Attar*                                      Director                                           March 27, 1998

/s/ W. W. Goodson
-----------------------------------
W. W. Goodson*                                   Director                                           March 27, 1998

/s/ David P. Hunt
-----------------------------------
David P. Hunt*                                   Director                                           March 27, 1998

/s/ Dr. Alan Kaufman
-----------------------------------
Dr. Alan Kaufman*                                Director                                           March 27, 1998

/s/ James H. Stone
-----------------------------------
James H. Stone*                                  Director                                           March 27, 1998

By /s/ James D. Cole
-----------------------------------
*James D. Cole
 Attorney-in-Fact



                               INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
3.1        Certificate of Incorporation.(1)
3.1.1      Certificate of Amendment to Certificate of
           Incorporation.(2)
3.2        Bylaws.(1)
4.1 Indenture, dated as of December 17, 1997, among the registrant, each of the Guarantors identified therein and State Street Bank and Trust Company, as Trustee.(3)
4.2 Registration Rights Agreement, dated as of December 10, 1997, among the registrant, the Guarantors identified therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Morgan Grenfell Inc. and Salomon Brothers Inc.(3)
4.3 Form of the Newpark Resources, Inc. 8-5/8% Senior Subordinated Notes due 2007, Series A.(3)
4.4 Form of the Newpark Resources, Inc. 8-5/8% Senior Subordinated Notes due 2007, Series B.(3)
4.5 Form of Guarantees of the Newpark Resources, Inc. 8-5/8% Senior Subordinated Notes due 2007. (3)
10.1 Employment Agreement, dated as of October 23, 1990, between the registrant and James D. Cole.(1)*
10.2 Lease Agreement, dated as of May 17, 1990, by and between Harold F. Bean Jr. and Newpark Environmental Services, Inc. ("NESI").(1)
10.3 Lease Agreement, dated as of July 29, 1994, by and between Harold F. Bean Jr. and NESI.(4)
10.4 Building Lease Agreement, dated April 10, 1992, between the registrant and The Traveler's Insurance Company.(5)

10.5 Building Lease Agreement, dated May 14, 1992, between State Farm Life Insurance Company, and SOLOCO, Inc.(5)
10.6 Operating Agreement, dated June 30, 1993, between Goldrus Environmental Services, Inc. and NESI.(4)
10.7       Amended and Restated 1993 Non-Employee Directors' Stock
           Option Plan.(10)*
10.8       Amendment to the 1993 Non-Employee Directors' Stock
           Option Plan.(2)*
10.9       Amended and Restated 1988 Incentive Stock Option Plan.(6)*
10.10      1995 Incentive Stock Option Plan.(2)*
10.11 Exclusive License Agreement, dated June 20, 1994, between SOLOCO, Inc. and Quality Mat Company.(4)
10.12      Restated  Credit  Agreement,  dated  June 30,  1997,
           among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and BankOne, Louisiana, National Association, Deutsche Bank A.G., New York Branch and/or Cayman Islands Branch and Hibernia National Bank, as banks (the "Banks").(7)
10.13 First Amendment to Restated Credit Agreement, dated November 7, 1997, among the registrant, the subsidiaries of the registrant named therein and the Banks.**
10.14 Second Amendment to Restated Credit Agreement, dated December 10, 1997, among the registrant, the subsidiaries of the registrant named therein and the Banks.**
10.15 Credit Agreement, dated December 1, 1995, between SOLOCO, Inc., and Hibernia National Bank.(2)
10.16 Asset Purchase and Lease Agreement, dated June 5, 1996, among the registrant, Campbell Wells, Ltds and
           Sanifill, Inc.(8)
10.17 Now Disposal Agreement, dated June 4, 1996, among Sanifill, Inc., Now Disposal Operating Co. and Campbell Wells, Ltd.(8)
10.18 Merger Agreement and Plan of Reorganization, dated February 18, 1997, among the registrant, SBM Acquisition Corporation, Sampey Bilbo Meschi Drilling Fluids Management, Inc., James A. Sampey, David A. Meschi,
           Steve Daniel and Jasper N. Warren.(9)
10.19 Purchase Agreement, dated as of December 10, 1997, among Newpark Resources, Inc., each of the Guarantors identified therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Morgan Grefell Inc., and Salomon Brothers Inc.(3)
10.20      Long Term Stock and Cash Incentive Plan**
21.1       Subsidiaries of the Registrant**
23.1       Consent of Deloitte & Touche**
24.1       Powers of Attorney**
27.1       Financial Data Schedule**
27.2       Financial Data Schedule**
27.3       Financial Data Schedule**
--------------------------------
*Management Compensation Plan or Agreement.
**Filed herewith.
(1) Previously filed in the exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-40716) and incorporated by reference herein.
(2) Previously filed in the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein.
(3) Previously filed in the exhibits to the registrant's Registration Statement on Form S-4 (File No. 333-45197) and incorporated by reference herein.

(4) Previously filed in the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein.
(5) Previously filed in the exhibits to the registrant's Registration Statement on Form S-8 (Filed No. 33-83680) and incorporated by reference herein.
(6) Previously filed as Exhibit B to the registrant's Definitive Proxy Materials relating to its Annual Meeting of Shareholders held on June 28, 1995 and incorporated by reference herein.
(7) Previously filed in the exhibits to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.
(8) Previously filed in the exhibits to the registrant's Registration Statement on Form S-3 (File No. 333-05805), and incorporated by reference herein.
(9) Previously filed in the exhibits to the registrant's Registration Statement on Form S-3 (File No. 333-25413) and incorporated by reference herein.
(10) Previously filed as Exhibit B to the registrant's Definitive Proxy Materials relating to its Annual Meeting of Shareholders to be held on Mary 13, 1998 and incorporated by reference herein.


(b)    REPORTS ON FORM 8-K

    During the quarterly period ended December 31, 1997, Newpark filed two reports on Form 8-K. In the first report, dated November 20, 1997, Newpark reported, under Item 5, that on November 20, 1997 it had announced its intention to make a private offering of $125 million of Senior Subordinated Notes due 2007 to qualified institutional buyers and non-U.S. persons. In the second report, dated December 17, 1997, Newpark reported, under Item 5, that on December 17, 1997 it had announced that it had completed the sale of $125 million aggregate principal amount of 8-5/8% Senior Subordinated Notes due 2007 pursuant to Rule 144A and other provisions of the Securities Act of 1933.