Form 10-Q
period 1998-03-31
NEWPARK RESOURCES INC
filed 1998-05-14
CIK 71829

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


For the quarterly period ended March 31, 1998       Commission File No. 1-2960


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

Common stock, $0.01 par value: 65,668,384 shares at May 11, 1998.

                                  Page 1 of 19
================================================================================

                             NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                                 March 31, 1998


Item                                                                                             Page
Number      Description                                                                         Number
------      -----------                                                                         ------
            PART I

  1         Unaudited Consolidated Financial Statements:
                Balance Sheets -
                     March 31, 1998 and December 31, 1997 .........................................3
                Statements of Income for the Three Month
                     Periods Ended March 31, 1998 and 1997.........................................4
                Statements of Cash Flows for the
                     Three Month Periods Ended March 31, 1998 and 1997.............................5
                Notes to Unaudited Consolidated Financial Statements ..............................6
  2         Management's Discussion and Analysis of Financial
                Condition and Results of Operations...............................................11

            PART II

  2         Changes in Securities and Use of Proceeds.............................................18

  6         Exhibits and Reports on Form 8-K......................................................18

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS
As of March 31, 1998 and December 31, 1997
(Unaudited)

                                                                               March 31,      December 31,
---------------------------------------------------------------------------------------------------------
(In thousands, except share data)                                             1998              1997
---------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                              $    16,310      $    20,715
    Accounts and notes receivable, less allowance
        of $2,262 in 1998 and $2,171 in 1997                                    90,153           73,385
    Inventories                                                                 21,454           21,147
    Deferred tax asset                                                           2,645            3,974
    Other current assets                                                         3,084            1,685
                                                                           -----------      -----------
        TOTAL CURRENT ASSETS                                                   133,646          120,906

Property, plant and equipment, at cost, net of
    accumulated depreciation                                                   200,657          188,752
Cost in excess of net assets of purchased businesses and
    identifiable intangibles, net of accumulated amortization                  106,566           97,542
Other assets                                                                    40,297           39,380
                                                                           -----------      -----------
                                                                           $   481,166      $   446,580
                                                                           ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                                                          $       256      $       145
    Current maturities of long-term debt                                         1,204            1,200
    Accounts payable                                                            18,086           17,376
    Accrued liabilities                                                         19,944           10,074
    Current taxes payable                                                        4,432            1,899
                                                                           -----------      -----------
        TOTAL CURRENT LIABILITIES                                               43,922           30,694

Long-term debt                                                                 127,064          127,235
Other non-current liabilities                                                    1,249            1,314
Deferred taxes payable                                                          18,328           17,568
Commitments and contingencies (See Note 10)                                         --               --

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 1,000,000 shares
        authorized, no shares outstanding                                           --               --
    Common Stock, $.01 par value, 80,000,000 shares
        authorized, 65,186,848 shares outstanding in 1998
        and 64,061,289 in 1997                                                     651              640
    Paid-in capital                                                            292,886          283,281
    Retained earnings (deficit)                                                 (2,934)         (14,152)
                                                                           -----------      -----------
        TOTAL STOCKHOLDERS' EQUITY                                             290,603          269,769
                                                                           -----------      -----------
                                                                           $   481,166      $   446,580
                                                                           ===========      ===========




     See accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Month Periods Ended March 31,
(Unaudited)

---------------------------------------------------------------------------------
(In thousands, except per share data)                     1998            1997
---------------------------------------------------------------------------------
Revenues                                               $   69,111      $   42,915
Operating costs and expenses:
    Cost of services provided                              39,027          26,490
    Operating costs                                         9,169           3,664
                                                       ----------      ----------
                                                           48,196          30,154

General and administrative expenses                           911             808
Equity in net (earnings) loss of
    unconsolidated affiliate                                 (455)             --
                                                       ----------      ----------
Operating income                                           20,459          11,953
Interest income                                              (480)            (44)
Interest expense                                            2,615             855
                                                       ----------      ----------
Income before income taxes                                 18,324          11,142
Provision for income taxes                                  6,724           4,027
                                                       ----------      ----------
Net income                                             $   11,600      $    7,115
                                                       ==========      ==========

Weighted average common and common
equivalent shares outstanding:
    Basic                                                  64,663          61,265
                                                       ==========      ==========
    Diluted                                                66,083          62,656
                                                       ==========      ==========

Net income per common and
common equivalent share:
    Basic                                              $     0.18      $     0.12
                                                       ==========      ==========
    Diluted                                            $     0.18      $     0.11
                                                       ==========      ==========

     See accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31,
(Unaudited)

-----------------------------------------------------------------------------------------------------------
(In thousands)                                                                      1998            1997
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $   11,600      $    7,115

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                     8,053           5,347
    Provision for deferred income taxes                                               3,408           3,959
    Net earnings of unconsolidated affiliate                                           (455)             --
    Other                                                                                (3)             --
Change in assets and liabilities, net of effects of acquisitions:
    Increase in accounts and notes receivable                                       (12,310)         (2,383)
    Decrease in inventories                                                             813             775
    Increase in other assets                                                         (2,793)         (1,105)
    Decrease  in accounts payable                                                    (5,753)         (3,784)
    Increase (decrease) in accrued liabilities and other                              4,827          (3,493)
                                                                                 ----------      ----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                      7,387           6,431
                                                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (13,557)        (13,030)
    Advances on notes receivable to joint venture                                      (405)             --
    Payments received on notes receivable                                             1,176              --
    Acquisitions, net of cash acquired                                                  467            (102)
                                                                                 ----------      ----------
       NET CASH USED IN INVESTING ACTIVITIES                                        (12,319)        (13,132)
                                                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on lines of credit                                                    --          12,330
    Principal payments on notes payable and long-term debt                             (564)         (5,040)
    Proceeds from issuance of  debt                                                      --             250
    Proceeds from exercise of stock options                                           1,091             896
                                                                                 ----------      ----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                        527           8,436
                                                                                 ----------      ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (4,405)          1,735


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       20,715           1,945
                                                                                 ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                   $   16,310      $    3,680
                                                                                 ==========      ==========


Included in accounts payable and accrued liabilities at March 31, 1998 and 1997 were equipment purchases of $4.7 million and $2.6 million, respectively. Also included are notes payable for equipment purchases in the amount of $234,000 and $83,000 at March 31, 1998 and 1997, respectively. Included in accrued liabilities at March 31, 1998 were $4.2 million of net assets related to acquisitions.

Interest of $70,000 and $900,000 was paid during the three months ending March 31, 1998 and 1997, respectively. Income taxes of $1.9 million and $1.2 million were paid during the three months ending March 31, 1998 and 1997, respectively.



     See accompanying Notes to Unaudited Consolidated Financial Statements.

                             NEWPARK RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark" or the "Company") as of March 31, 1998, the results of its operations for the three month periods ended March 31, 1998 and 1997 and its cash flows for the three month periods ended March 31, 1998 and 1997. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1997 audited financial statements and related notes filed on Form 10-K.

Note 2 The consolidated financial statements include the accounts of Newpark and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

              The accompanying unaudited consolidated financial statements for the period ended March 31, 1998, include the effects of the Southwestern Universal Corp. acquisition that was accounted for as a pooling of interests. This combination was completed on March 19, 1998, in exchange for 450,000 shares of Newpark common stock. Prior year financial statements have not been restated because the financial information related to this entity was not considered significant in relation to the financial reporting requirements of Newpark.

              The accompanying consolidated financial statements also include the results of operations of Protec Mud Services, Ltd. since its acquisition by Newpark effective March 1, 1998, which was accounted for by the purchase method. This acquisition was completed in exchange for an aggregate of 385,418 shares of Newpark common stock and $4.2 million. The historical results of operations related to this acquisition were not considered significant in relation to the financial reporting requirements of Newpark.

              Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Note 3 The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

Note 4 The following table presents the reconciliation of the numerator and denominator for calculating earnings per share in accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), as follows (in thousands, except per share data):

                                                                  For the Three Month Period Ended
                                         ------------------------------------------------------------------------------------
                                                           1998                                        1997
                                         -----------------------------------------    ---------------------------------------
                                          Income          Shares        Per Share      Income         Shares       Per Share
                                          (Num)           (Den)           Amount        (Num)          (Den)         Amount
                                          -----           -----           ------        -----          -----         ------
                BASIC EPS

                Income
                available to
                common
                stockholders            $   11,600         64,663     $      .18     $    7,115         61,265     $      .12
                                                                      ==========                                   ==========

                EFFECT OF
                DILUTIVE
                SECURITIES

                Stock options                               1,420                                        1,391
                                                       ----------                                   ----------

                DILUTED EPS

                Income
                available to
                common
                stockholders            $   11,600         66,083     $      .18     $    7,115         62,656     $      .11
                                        ==========     ==========     ==========     ==========     ==========     ==========

              Options to purchase 81,000 shares of common stock, at exercise prices ranging from $17.75 to $20.84 per share, were outstanding during the first quarter of 1998, but were not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of the common shares.

Note 5 Included in accounts and notes receivable at March 31, 1998 and December 31, 1997 (in thousands) are:

                                                                     1998            1997
                                                                     ----            ----
              Trade receivables                                  $   81,894      $   66,161
              Unbilled revenues                                       8,503           7,509
                                                                 ----------      ----------
              Gross trade receivables                                90,397          73,670
              Allowance for doubtful accounts                        (2,262)         (2,171)
                                                                 ----------      ----------
              Net trade receivables                                  88,135          71,499
              Notes and other receivables                             2,018           1,886
                                                                 ----------      ----------
              Total                                              $   90,153      $   73,385
                                                                 ==========      ==========

Note 6 The Company's inventory consisted of the following items at March 31, 1998 and December 31, 1997:

              --------------------------------------------------------------------------------------
              (In thousands)                                        1998           1997
              --------------------------------------------------------------------------------------
              Drilling fluids raw materials
                 and components                                  $    9,359     $    5,956
              Logs                                                    5,650          8,546
              Board road lumber                                       4,715          5,017
              Supplies                                                1,089            686
              Other                                                     641            942
                                                                 ----------     ----------
                 Total                                           $   21,454     $   21,147
                                                                 ==========     ==========

Note 7 Interest of $296,000 and $77,000 was capitalized during the three months ended March 31, 1998 and 1997, respectively.

Note 8 On December 17, 1997, the Company issued $125 million of unsecured senior subordinated notes (the "Notes"), which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on each June 15 and December 15, commencing June 15, 1998. The Notes may be redeemed, in whole or in part, at a premium commencing after December 15, 2002. Up to 35% of the Notes may be redeemed from proceeds of an equity offering at a premium at any time up to and including December 1, 2000. The Notes are subordinated to all senior indebtedness, as defined in the subordinated debt indenture, including the Company's bank revolving credit facility.

              The Notes are guaranteed by substantially all U. S. operating subsidiaries of the Company (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors (which are all direct or indirect wholly owned U. S. subsidiaries of the Company) are full, unconditional and joint and several. The aggregate assets, liabilities, earnings, and equity of the Subsidiary Guarantors are substantially equivalent to the total assets, liabilities, earnings, and equity of Newpark Resources, Inc. and its subsidiaries on a consolidated basis. Separate financial statements of the Subsidiary Guarantors are not included in the accompanying financial statements because management of the Company has determined that the additional information provided by separate financial statements of the Subsidiary Guarantors would not be of material value to investors.

              As of March 31, 1998, the Company maintained a $90.0 million bank credit facility in the form of a revolving line of credit commitment. The credit facility is unsecured. It bears interest at either a specified prime rate or the LIBOR rate plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The line of credit requires monthly interest payments and matures on June 30, 2000. At March 31, 1998, $1.9 million of letters of credit were issued and outstanding, leaving a net of $88.1 million available for cash advances under the line of credit.

              The credit facility requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. The Company was in compliance with the respective agreements at March 31, 1998.

Note 9 Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters will not have a material adverse effect on Newpark's consolidated financial statements.

              In the normal course of business, in conjunction with its insurance programs, the Company has established letters of credit in favor of certain insurance companies in the amount of $1.0 million at March 31, 1998. At March 31, 1998, the Company had outstanding guaranty obligations totaling $1.2 million in connection with facility closure obligations.

              In conjunction with the acquisition of the marine related E&P collection operations of Campbell Wells ("Campbell"), the Company acquired Disposeco, thereby assuming the obligations provided in the "NOW Disposal Agreement" between Disposeco and Campbell. The "NOW Disposal Agreement" provides that for each of the 25 years following the closing, Newpark will deliver to Campbell for disposal at its landfarms the lesser of one-third of the barrels from a defined market area or 1,850,000 barrels of E&P waste, subject to certain adjustments. The initial price per barrel to be paid by Newpark to Campbell is $5.50 per barrel and is subject to adjustment in future years. Prior to any adjustments, Newpark's obligation is $10.2 million annually. In addition, the liability of Newpark under the agreement is reduced by certain prohibited revenues earned by Campbell or its affiliates.

              The Company has guaranteed certain debt obligations of a joint venture in which it holds a 49% interest. The guarantee is limited to $7.5 million plus accrued interest.

Note 10 The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") which provides guidance for the presentation and display of comprehensive income. Management believes this statement did not have a significant effect on the Company's financial statement presentation.

              During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
              131). SFAS 131 establishes standards for disclosure of operating segments, products, services, geographic areas and major customers. The Company is required to adopt this standard for its fiscal year ended December 31, 1998. Management believes that the implementation of SFAS 131 will not have a material impact on the presentation of the Company's financial statements, but may require additional disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying "Unaudited Consolidated Financial Statements" and "Notes to Unaudited Consolidated Financial Statement" as well as the Company's annual report on form 10-K for the year ended December 31, 1997.

RECENT ACQUISITIONS

         During the three months ended March 31, 1998, the Company completed two separate acquisitions in the drilling fluids industry. The consideration paid for these two acquisitions aggregated 835,418 shares of Newpark common stock and $4.2 million in cash. One transaction was accounted for as a purchase which resulted in an excess of purchase price over net assets acquired of $9.8 million. The other acquisition was accounted for as a pooling of interests effective as of January 1, 1998. Prior year financial statements have not been restated because the financial information related to this entity was not considered significant in relation to the financial reporting requirements of the Company. These two acquisitions provided the Company an entry into the Alberta, Canada and Permian Basin drilling fluids markets.

BUSINESS DEVELOPMENT

         The majority of the growth in revenue in the first quarter of 1998 as compared to 1997 resulted from the rapid development of the Company's drilling fluids business. With the Company's increased participation in the drilling fluids market, the Company began to introduce its "Total Fluids Management" approach to meeting the needs of its customers. "Total Fluids Management" refers to the linking of drilling fluids sales and engineering with recycling, waste management and disposal, as well as ongoing site services. The Company anticipates that in the near term it will continue to make acquisitions which are strategic to the Company's core operations and which will enhance its "Total Fluids Management" strategy.

         The Company is currently working on the following projects which are all complimentary to its core business activities:

         o Proprietary drilling fluids that are designed to avoid two major sources of environmental problems currently created by conventional drilling fluids. Conventional drilling fluids may contain high concentrations of salt and oil, which have been identified as harmful to the environment. The Company is currently testing alternate products, which avoid the use of these materials to avoid damage to the environment.

         o Through a 49% owned joint venture, the Company is currently constructing a manufacturing facility for composite molded mats. It is anticipated that, if the mats prove successful, these new mats will reduce trucking and handling cost, substantially eliminate mat repair cost and improve margins in the Company's mat rental business.

         o In 1997, the Company acquired several additional properties on a portion of which it plans to establish non-hazardous industrial waste disposal facilities. To date, permits have been applied for in Texas and Louisiana for the establishment of industrial disposal facilities.

OVERVIEW

         The Baker-Hughes Rotary Rig Count has historically been viewed as the most significant single indicator of oil and gas drilling activity in the domestic market. Newpark's primary market area includes the following rig count measurement areas: (i) South Louisiana Land; (ii) Texas Railroad Commission Districts 2 and 3; (iii) Louisiana and Texas Inland Waters; and (iv) Offshore Gulf of Mexico. The rig count trend in Newpark's primary markets have tracked these national trends as set forth in the table below:

                                    1Q97         2Q97         3Q97         4Q97         1Q98
                                    ----         ----         ----         ----         ----
U.S. Rig Count                      853          933          989          997          968
Newpark's market                    229          251          258          273          283
Newpark's market to total           26.8%        26.9%        26.1%        27.4%        29.2%

----------------

Source:  Baker Hughes Incorporated

         As of the week ended April 24, 1998, the U.S. rig count was 880 with 278 rigs, or 31.6%, within Newpark's primary market. The increase in the percentage of rigs in Newpark's primary market as compared to the total domestic rig count, reflects the importance of natural gas drilling relative to oil in that market. Natural gas production accounts for the majority of activity in the Gulf Coast region. Lower oil prices in the first quarter of 1998 slowed drilling in markets more oriented toward oil, such as the Austin Chalk region, West Texas and areas which produce primarily heavy oil, such as Canada and Venezuela.

RESULTS OF OPERATIONS

         Results for the three months ended March 31, 1997, have been restated to give effect to a drilling fluids acquisition on a pooling of interests basis. The following table represents revenue by product line, for the three month periods ended March 31, 1998 and 1997:

                                                                   Three Month Periods ended March 31,
                                                                        (Dollars in thousands)
                                                                   1998                          1997
                                                       --------------------------     --------------------------
Revenues by product line:
         Fluids management services:
           E&P waste and NORM disposal                 $   18,064           26.1%     $   13,835           32.2%
           Fluids sales & engineering                      22,049           31.9           6,950           16.2
                                                       ----------     ----------      ----------     ----------
              Total fluids management services             40,113           58.0          20,785           48.4
         Mat services                                      15,057           21.8          13,254           30.9
         Integrated services                               13,941           20.2           8,876           20.7
                                                       ----------     ----------      ----------     ----------
           Total revenues                              $   69,111          100.0%     $   42,915          100.0%
                                                       ==========     ==========      ==========     ==========

THREE MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1997

Revenues

         Total revenues increased to $69.1 million in 1998, from $42.9 million in 1997, an increase of $26.2 million, or 61.1%. Drilling fluids sales increased $15.1 million as a result of a series of purchase acquisitions made during 1997 and in the first quarter of 1998, the expansion of the businesses acquired, and an increase in drilling activity in Newpark's primary market. The increase in waste disposal revenues resulted from increases in the domestic market rig count, increased regulations as well as higher pricing. Effective December 4, 1997, discharges of waste from drilling operations in the state territorial waters of the Gulf of Mexico were prohibited. These regulations have already started to impact volumes of waste handled by the Company. Effective May 1, 1998, new temporary testing and reporting requirements became effective, which will affect all waste generated in Louisiana. It is anticipated that permanent regulations will be adopted later this year. E&P waste revenues, which constitutes 97% of 1998 waste disposal revenues and 95% of 1997 waste disposal revenues, increased to $17.6 million in 1998, compared to $13.2 million in 1997. The volume of E&P waste received increased to 1.6 million barrels, from 1.4 million barrels. The increase in price accounted for approximately 51% of the increase in revenues, while volume increases accounted for approximately 49% of the increase in E&P waste revenues.

         The increase of $1.8 million in mat rental revenue reflects the year-over-year improvement in the domestic market rig count, increased pricing for Newpark's mat inventory, and the completion of a purchase acquisition in 1997. Mat rental revenues include revenues earned on the initial mat installation, which typically includes the first 60 days of rental and rerentals earned beyond the initial installation term. In 1998, the initial rentals accounted for approximately 62% of mat service revenues with rerentals accounting for approximately 38%. In 1997, initial rentals accounted for 44% of the total mat service revenues and rerentals accounted for approximately 56%.

         Integrated services revenue grew from $8.9 million in 1997 to $13.9 million in 1998, which represents an increase of $5 million, or 57%. This increase in revenues is directly attributable to increased drilling activity in 1998 as compared to 1997 and includes revenue from installation of production equipment and facilities as well as end-of-drilling cleanup and site restoration at drilling locations. Remediation of old sites and facilities activity was immaterial in the first quarter of 1998.

Operating Costs and Expenses

         Operating costs and expenses increased by $18.0 million in 1998 as compared to 1997. This increase is due primarily to an increase in personnel and operating assets, which were required to service and facilitate the growth in revenue, coupled with an increase in variable costs associated with the increase in revenue activity. While the dollar amount of expenses grew by 59.8%, expenses as a percentage of revenues declined to 69.7% in 1998 as compared to 70.3% in 1997.

General and Administrative Expenses

         General and administrative expenses increased by $103,000 from 1997 to 1998, but decreased as a percentage of revenues to 1.3% in 1998 from 1.9% in 1997.

Equity Earnings of Unconsolidated Affiliate

         At the end of 1997 Newpark entered into a joint venture to provide drilling fluids products and services to Mexico. The Company's share of profits for the first quarter of 1998 were $455,000.

Operating Income

         Operating income of $20.5 million in the 1998 period increased $8.5 million, or 71.2%, compared to $12.0 million in the 1997 period. Factors contributing to the increase include increased contribution from rapid growth in drilling fluids revenue, increased profitability from disposal operations, and increased utilization and higher pricing for Newpark's mat inventory.

Interest Income and Interest Expense

         Net interest expense was $2.1 million in 1998 as compared to $811,000 in 1997. The increase in net interest cost is due to an increase of $77.7 million in average outstanding borrowings and an increase in average effective interest rates from 7.33% in 1997 to 9.06% in 1998. The increase in average outstanding borrowings and average effective interest rates is due to the issuance of $125 million of ten year, 8-5/8% senior subordinated notes in December 1997.

Provision for Income Taxes

         For the 1998 and 1997 periods, Newpark recorded income tax provisions of $6.7 million and $4.0 million, equal to 36.7% and 36.1% of pre-tax income, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

         The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") which provides guidance for the presentation and display of comprehensive income. Management believes this statement did not have a significant effect on the financial statement presentation.

         During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for disclosure of operating segments, products, services, geographic areas and major customers. The Company is required to adopt this standard for its fiscal year ended December 31, 1998. Management believes that the implementation of SFAS 131 will not have a material impact on the presentation of the Company's financial statements, but may require additional disclosure.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position decreased by $488,000 during the three months ended March 31, 1998. Key working capital data is provided below:

                                                  March 31, 1998          December 31, 1997
                                                  --------------          -----------------
         Working Capital (000's)                    $  89,724                 $  90,212
         Current Ratio                                   3.04                     3.94

         The decrease in working capital is primarily attributable to the acquisition of a drilling fluids company which utilized $4.2 million in working capital, coupled with $13.6 million in additions to property, plant and equipment.

         For the three months ended March 31, 1998, Newpark's working capital needs were met primarily from operating cash flow, and excess proceeds from the subordinated debt issue. Cash on hand, along with cash generated from operations of $7.4 million, was supplemented by $500,000 from financing activities to provide for a total of $12.3 million used in investing activities, including the purchase of drilling fluids and barite grinding assets, the purchase of mats and supporting equipment, the expansion of waste disposal facilities and the development of future waste disposal sites and facilities.

         Newpark has a Credit Facility, which provides for a $90.0 million revolving credit facility, which matures on June 30, 2000, including up to $5.0 million in standby letters of credit. At March 31, 1998, $1.9 million in letters of credit were issued and outstanding under the Credit Facility, and no additional amounts were outstanding under the revolving facility. Advances under the credit facility bear interest at either (i) a specified prime rate or (ii) the LIBOR rate plus a spread which is determined quarterly based on the Credit Facility. The Credit Facility requires that Newpark maintain certain specified financial ratios and comply with other usual and customary requirements. Newpark was in compliance with all requirements of the Credit Facility at March 31, 1998.

         For 1998, Newpark anticipates capital expenditures of approximately $60 to $70 million, including: (i) funds to acquire and develop additional injection well sites, (ii) funds to expand drilling fluids operations, including the purchase of equipment associated with fluids processing and recycling and infrastructure expansions; (iii) funds to expand barite milling capacity; (iv) funds for the purchase of additional hardwood mats; (v) funds for Newpark's synthetic mat system; (vi) funds for the upgrade and purchase of equipment; and
(vii) funds for expansion into industrial waste disposal markets.

         Potential sources of additional funds, if required by the Company, would include additional borrowings and the sale of equity securities. The Company presently has no commitments beyond its working capital and bank lines of credit by which it could obtain additional funds for current operations; however, it regularly evaluates potential borrowing arrangements which may be utilized to fund future expansion. Newpark believes that its current source of capital, coupled with internally generated funds, will be sufficient to support its working capital, capital expenditure and debt service requirements for the foreseeable future. Except as described in the preceding paragraph, Newpark is not aware of any material expenditures, significant balloon payments or other payments on long term obligations or any other demands or commitments, including off-balance sheet items, to be incurred beyond the next 12 months.

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

         In addition, the Company is in the process of initiating formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to remedy their own Year 2000 Issues. The Company can give no assurance that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company would not have a material adverse effect on the Company.

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

PART II

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 25, 1998, Newpark acquired Protec Mud Service Ltd., an Alberta corporation ("Protec"). In the acquisition, Newpark purchased all of the outstanding shares of capital stock of Protec for $4,162,500 in cash and the issuance of an aggregate of 385,418 shares of Newpark Common Stock to the two former stockholders of Protec.

         On March 26, 1998, Newpark acquired Southwestern Universal Corp., a Texas corporation ("Southwestern") in which Joe R. Henderson was the sole stockholder. In the acquisition, Southwestern was merged with and into Newpark Drilling Fluids, Inc., and all of the issued and outstanding shares of capital stock of Southwestern were converted into an aggregate of 450,000 shares of Newpark Common Stock.

         Neither of the foregoing transactions was accomplished by any form of general solicitation or general advertisement, and Newpark provided each acquiring party with the information required by Rule 502(b) of Regulation D under the Securities Act of 1933, as amended (the "Act"). Each acquiring party also agreed that the shares of Common Stock acquired will be held for investment purposes and that the representative certificates may bear restrictive legends indicating that the securities may not be freely transferred. In each transaction, Newpark had reasonable grounds to believe that each purchaser was capable of evaluating the merits and risks of the investment and acquired the Common Stock for investment purposes only. Accordingly, Newpark believes that the foregoing transactions were exempt from the registration provisions of the Act pursuant to the exemption provided by Rule 506 of Regulation D, by reason of such transaction being by an issuer and not involving any public offering within the meaning of Section 4(2) of the Act.


ITEM 6.       EXHIBIT AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.  Financial Data Schedule

         (b) The registrant did not file any reports on Form 8-K for the quarter ended March 31, 1998.

                             NEWPARK RESOURCES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 13, 1998


                                      NEWPARK RESOURCES, INC.



                                      By: /s/Matthew W. Hardey
                                          ------------------------------------
                                          Matthew W. Hardey, Vice President
                                            and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION
-----------              -----------
    27              Financial Data Schedule