Form 10-K405/A
period 1997-12-31
NEWPARK RESOURCES INC
filed 1998-06-09
CIK 71829

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997         COMMISSION FILE NO. 1-2960

                           NEWPARK RESOURCES, INC.
            (Exact name of registrant as specified in its charter)


           DELAWARE                                          72-1123385
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


     3850 N. CAUSEWAY, SUITE 1770                              70002
         METAIRIE, LOUISIANA                                 (Zip Code)
(Address of principal executive offices)


                                (504) 838-8222
                       (Registrant's telephone number)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                            ON WHICH REGISTERED
       -------------------                           ---------------------
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

       At March 26, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,191,687,350. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.

       As of March 26, 1998, a total of 64,780,194 shares of Common Stock, $.01 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12, and 13 hereof) is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on May 13, 1998.

===============================================================================

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

MARKET INFORMATION

     Newpark's common stock is traded on the New York Stock Exchange under the symbol "NR".

     The following table sets forth the range of the high and low sales price for the periods indicated.

                 PERIOD                                                HIGH              LOW
                 ------                                                ----              ---
                 1996:
                    First Quarter ................................    $7.469            $4.906
                    Second Quarter ...............................    $9.469            $7.188
                    Third Quarter ................................    $9.750            $7.750
                    Fourth Quarter ...............................    $9.563            $8.094

                 1997:
                    First Quarter ................................   $12.375            $9.188
                    Second Quarter ...............................   $16.875            $9.875
                    Third Quarter ................................   $20.000           $14.250
                    Fourth Quarter ...............................   $22.500           $14.750

     At December 31, 1997, the Company had 3,890 stockholders of record.

     Newpark affected a two-for-one split of its common stock as of June 20, 1997 to stockholders of record on May 30, 1997. Newpark paid a 100% stock dividend on its common stock on November 30, 1997, to stockholders of record on November 14, 1997. Newpark does not intend to pay any cash dividends in the foreseeable future, and the Board of Directors currently intends to retain earnings for use in Newpark's business. In addition, Newpark's credit facility and the Indenture relating to its outstanding Senior Subordinated Notes contain covenants limiting the payment of dividends on the common stock.

SALES OF UNREGISTERED SECURITIES

     During the year ended December 31, 1997, Newpark issued an aggregate of 4,690,000 shares of its common stock without registration under the Securities Act of 1933, as amended (the "Securities Act"). These shares were issued in connection with the acquisition of ten companies by Newpark, which transactions are described below.

     On February 28, 1997, Newpark acquired Sampey Bilbo Meschi Drilling Fluids Management, Inc., a Texas corporation ("SBM"), by the merger of a wholly-owned subsidiary of Newpark into SBM. In the merger, the nine former stockholders of SBM exchanged all of the outstanding capital stock of SBM for an aggregate of 2,328,000 shares of Newpark common stock. In July 1997, Newpark changed the name of SBM to Newpark Drilling Fluids, Inc.

     On May 28, 1997, Newpark acquired Excalibar Minerals, Inc., a Texas corporation ("Excalibar"). In the acquisition, the two former stockholders of Excalibar exchanged all of the issued and outstanding shares of capital stock of Excalibar for an aggregate of 666,668 shares of Newpark common stock, with Excalibar becoming a wholly-owned subsidiary of Newpark.

     On May 28, 1997, Newpark acquired Supreme Contractors, Inc., a Louisiana corporation ("Contractors"), and its related company, Supreme Contractors International, Inc., a Delaware corporation ("International"). The same three persons were the stockholders of both Contractors and International. In the acquisition, all of the issued and outstanding shares of capital stock of Contractors and International were exchanged for an aggregate of 488,888 shares of Newpark common stock, with Contractors and International becoming wholly-owned subsidiaries of Newpark.

     On June 3, 1997, Newpark acquired Chemical Technologies, Inc., a Texas corporation ("CTI") with three stockholders. In the acquisition, all of the issued and outstanding shares of capital stock of CTI were exchanged for an aggregate of 373,332 shares of Newpark common stock, with CTI becoming a wholly-owned subsidiary of Newpark.

     On June 3, 1997, Newpark acquired FMI Wholesale Drilling Fluids, U.S.A., L.P., a Texas limited partnership ("FMI") with one general partner and three limited partners. In the acquisition, all of the partnership interests in FMI were exchanged for an aggregate of 71,112 shares of Newpark common stock, with FMI continuing as a wholly-owned subsidiary of Newpark.

     On July 24, 1997, Newpark acquired Smithey, Inc., a Texas corporation in which C.M. Smithey was the sole stockholder. In the acquisition, Smithey, Inc. was merged with and into Newpark Drilling Fluids, Inc., and all of the issued and outstanding shares of capital stock of Smithey, Inc. were converted into an aggregate of 140,000 shares of Newpark common stock.

     On July 24, 1997, Newpark acquired Advanced Chemical Technologies, Inc. a Texas corporation ("ACT") with two stockholders. In the acquisition, ACT was merged with and into Newpark Drilling Fluids, Inc., and all of the issued and outstanding shares of capital stock of ACT were converted into an aggregate of 120,000 shares of Newpark common stock.

     On July 24, 1997, Newpark acquired Bockmon Construction Company, Inc., a Texas corporation ("Bockmon"), and its related company, Bockmon Construction of Louisiana, Inc., a Texas corporation ("Bockmon Louisiana"). Two individuals and their father were the sole stockholders of Bockmon, while the two individuals alone were the sole stockholders of Bockmon Louisiana. In the acquisition, all of the issued and outstanding shares of capital stock of Bockmon and Bockmon Louisiana were exchanged for an aggregate of 502,000 shares of Newpark common stock, with Bockmon and Bockmon Louisiana becoming wholly-owned subsidiaries of Newpark.

     None of the foregoing transactions was accomplished by any form of general solicitation or general advertisement, and Newpark provided each acquiring party with the information required by Rule 502(b) of Regulation D under the Securities Act. Each acquiring party also agreed that the shares of common stock acquired will be held for investment purposes and that the representative certificates may bear restrictive legends indicating that the securities may not be freely transferred. In each transaction, Newpark had reasonable grounds to believe that each purchaser, either alone or together with such person's purchaser representative, was capable of evaluating the merits and risks of the investment and acquired the common stock for investment purposes only. Accordingly, Newpark believes that the foregoing transactions were exempt from the registration provisions of the Act pursuant to the exemption provided by Rule 506 of Regulation D, by reason of such transaction being by an issuer and not involving any public offering within the meaning of
Section 4(2) of the Securities Act.

     On December 17, 1997, Newpark sold $125,000,000 aggregate principal amount of 8-5/8% Senior Subordinated Notes due 2007, Series A (the "Series A Notes"), in a private placement in compliance with Rule 144A under the Securities Act. The Series A Notes were initially sold to Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Morgan Grenfell Inc, and Salomon Brothers Inc. (collectively, the "Initial Purchasers"), at a price of $975.00 per $1,000 principal amount of Series A Notes. The Series A Notes were then resold by the Initial Purchasers, at a price of $1,000 per $1,000 principal amount of Series A Notes, in transactions not requiring registration under the Securities Act, with
(a) $124,880,000 principal amount of the Series A Notes being sold to "Qualified Institutional Buyers" in compliance with Rule 144A under the Securities Act and
(b) $120,000 principal amount of the Series A Notes being sold outside the United States to a non-U.S. person in an offshore transaction meeting the requirements of Rule 903 of Regulation S under the Securities Act. On April 1, 1998, all of the outstanding Series A Notes were exchanged for a like amount of 8-5/8% Senior Subordinated Notes due 2007, Series B, which were registered under the Securities Act.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: June 5, 1998           NEWPARK RESOURCES, INC.



                              By:  /s/ James D. Cole
                                 ---------------------------------------
                                 James D. Cole, Chairman of the Board,
                                   President and Chief Executive Officer