Form 10-Q
period 1998-06-30
NEWPARK RESOURCES INC
filed 1998-08-14
CIK 71829

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


For the quarterly period ended June 30, 1998          Commission File No. 1-2960


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

                                Yes  X            No
                                   ------           ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock, $0.01 par value:  67,160,635 shares at August 12, 1998.

================================================================================

                             NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-Q
                         FOR THE SIX MONTH PERIOD ENDED
                                  June 30, 1998



Item                                                                                                 Page
Number          Description                                                                        Number
------          -----------                                                                        ------
                PART I
      1         Unaudited Consolidated Financial Statements:
                    Balance Sheets -
                         June 30, 1998 and December 31, 1997 ..........................................3
                    Statements of Income for the Three and Six Month
                         Periods Ended June 30, 1998 and 1997..........................................4
                    Statements of Cash Flows for the
                         Six Month Periods Ended June 30, 1998 and 1997................................5
                    Notes to Unaudited Consolidated Financial Statements ..............................6
      2         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............................................11

                PART II

      2         Changes in Securities and Use of Proceeds.............................................21

      4         Submission of Matters to a Vote of Security Holders ..................................22

      6         Exhibits and Reports on Form 8-K......................................................23

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS
As of June 30, 1998 and December 31, 1997

(Unaudited)                                                                June 30,      December 31,
------------------------------------------------------------------------------------------------------
(In thousands, except share data)                                           1998            1997
------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                           $  12,627        $  20,715
     Accounts and notes receivable, less allowance
        of $2,216 in 1998 and $2,171 in 1997                                89,463           73,385
     Inventories                                                            26,299           21,147
     Deferred tax asset                                                      1,593            3,974
     Other current assets                                                    3,585            1,685
                                                                         ---------        ---------
        TOTAL CURRENT ASSETS                                               133,567          120,906

Property, plant and equipment, at cost, net of
     accumulated depreciation                                              239,133          188,752
Cost in excess of net assets of purchased businesses and
     identifiable intangibles, net of accumulated amortization             117,532           97,542
Other assets                                                                40,610           39,380
                                                                         ---------        ---------
                                                                         $ 530,842        $ 446,580
                                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                                       $      84        $     145
     Current maturities of long-term debt                                    1,828            1,200
     Accounts payable                                                       19,391           17,376
     Accrued liabilities                                                    10,447           10,074
     Current taxes payable                                                   3,522            1,899
                                                                         ---------        ---------
        TOTAL CURRENT LIABILITIES                                           35,272           30,694

Long-term debt                                                             160,267          127,235
Other non-current liabilities                                                1,277            1,314
Deferred taxes payable                                                      17,212           17,568
Commitments and contingencies (See Note 9)                                      --               --

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 1,000,000 shares
        authorized, no shares outstanding                                       --               --
     Common Stock, $.01 par value, 100,000,000 shares
        authorized, 67,016,048 shares outstanding in 1998
        and 64,061,289 in 1997                                                 670              640
     Paid-in capital                                                       308,281          283,281
     Retained earnings (deficit)                                             7,863          (14,152)
                                                                         ---------        ---------
        TOTAL STOCKHOLDERS' EQUITY                                         316,814          269,769
                                                                         ---------        ---------
                                                                         $ 530,842        $ 446,580
                                                                         =========        =========


     See accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Month Periods Ended June 30,
(Unaudited)

                                                                             Three Months Ended             Six Months Ended
                                                                                 June 30,                        June 30,
-------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                       1998           1997           1998           1997
-------------------------------------------------------------------------------------------------------------------------------

Revenues                                                               $  67,019      $  47,959      $ 139,423      $  90,873
Operating costs and expenses:
    Cost of services provided                                             36,099         28,618         77,322         55,107
    Operating costs                                                       10,436          4,608         20,094          8,272
                                                                       ---------      ---------      ---------      ---------
                                                                          46,535         33,226         97,416         63,379

General and administrative expenses                                          976            774          1,887          1,582
Equity in net (earnings) loss of
    unconsolidated affiliate                                                (715)            --         (1,170)            --
                                                                       ---------      ---------      ---------      ---------
Operating income                                                          20,223         13,959         41,290         25,912
Interest income                                                             (329)           (51)          (809)           (95)
Interest expense                                                           2,624            990          5,262          1,845
                                                                       ---------      ---------      ---------      ---------

Income before income taxes                                                17,928         13,020         36,837         24,162
Provision for income taxes                                                 6,633          4,751         13,357          8,778
                                                                       ---------      ---------      ---------      ---------

Net income                                                             $  11,295      $   8,269      $  23,480      $  15,384
                                                                       =========      =========      =========      =========


Weighted average common and common
equivalent shares outstanding:
    Basic                                                                 66,448         61,921         65,912         61,595
                                                                       =========      =========      =========      =========
    Diluted                                                               67,731         63,281         67,264         62,971
                                                                       =========      =========      =========      =========


Net income per common and common equivalent share:
    Basic                                                              $    0.17      $    0.13      $    0.36      $    0.25
                                                                       =========      =========      =========      =========
    Diluted                                                            $    0.17      $    0.13      $    0.35      $    0.24
                                                                       =========      =========      =========      =========


     See accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30,

(Unaudited)
-----------------------------------------------------------------------------------------------------
(In thousands )                                                               1998          1997
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $ 23,480      $ 15,384

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                             17,170        11,754
    Provision for deferred income taxes                                        2,438         6,154
    Net earnings of unconsolidated affiliate                                  (1,170)           --
    Other                                                                        408           (17)
Change in assets and liabilities, net of effects of acquisitions:
    Increase in accounts and notes receivable                                 (7,260)       (5,020)
    Increase in inventories                                                   (3,305)         (307)
    Increase in other assets                                                  (3,988)       (1,255)
    Decrease  in accounts payable                                             (6,498)       (3,607)
    (Increase) decrease in accrued liabilities and other                       1,712        (4,460)
                                                                            --------      --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                             22,987        18,626
                                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (55,628)      (36,507)
    Proceeds from disposal of property, plant and equipment                      137            68
    Advances on notes receivable                                              (2,200)         (168)
    Payments received on notes receivable                                      2,232            24
    Acquisitions, net of cash acquired                                        (7,640)        1,803
                                                                            --------      --------
        NET CASH USED IN INVESTING ACTIVITIES                                (63,099)      (34,780)
                                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on lines of credit                                         32,650        26,203
    Principal payments on notes payable and long-term debt                    (4,299)      (10,509)
    Proceeds from exercise of stock options                                    3,521         2,248
                                                                            --------      --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                             31,872        17,942
                                                                            --------      --------

EFFECT OF EXCHANGE RATE CHANGES IN CASH                                          152            --
                                                                            --------      --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (8,088)        1,788


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                20,715         1,945
                                                                            --------      --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                              $ 12,627      $  3,733
                                                                            ========      ========


Included in accounts payable and accrued liabilities at June 30, 1998 and 1997 were equipment purchases of $3.6 million and $2.9 million, respectively. Also included are notes payable for equipment purchases in the amount of $434,000 and $83,000 at June 30, 1998 and 1997, respectively.

Interest of $5.6 million and $1.7 million was paid during the six months ending June 30, 1998 and 1997, respectively. Income taxes of $7.1 million and $2.9 million were paid during the six months ending June 30, 1998 and 1997, respectively.

During the six month period ended June 30, 1998, noncash transactions included the transfer of $1.1 million from fixed assets to a note receivable, representing the Company's investment in a manufacturing venture.

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                             NEWPARK RESOURCES, INC.
                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
                                   STATEMENTS

Note 1 In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark" or the "Company") as of June 30, 1998, the results of its operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1997 audited financial statements and related notes filed on Form 10-K.

Note 2 The consolidated financial statements include the accounts of Newpark and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

              The accompanying unaudited consolidated financial statements for the period ended June 30, 1998 include the effects of three acquisitions that were accounted for as a poolings of interests. Southwestern Universal Corp. combination was completed on March 19, 1998, in exchange for 450,000 shares of Newpark common stock. The Optimum Fluids, Inc. and Optimum Fluids (Sask.), Inc. combinations were completed on May 28, 1998 in exchange for 281,000 shares of Newpark common stock. The Houston Prime Pipe & Supply, Inc. transaction was completed on May 29, 1998, in exchange for 420,000 shares of Newpark common stock. Prior year financial statements have not been restated because the financial information related to these entities were not considered significant in relation to the financial reporting requirements of Newpark.

              Operating results prior to the combination of the separate companies and the combined amounts presented in the unaudited consolidated financial statements for the six months ended June 30, 1998 are summarized below:

-------------------------------------------------------------------------------
                                                          (In thousands)
-------------------------------------------------------------------------------
              Revenues:
                  Newpark                                  $     135,099
                  Southwestern Universal Corp.                     1,031
                  Optimum Fluids, Inc. and
                      Optimum Fluids (Sask.), Inc.                   943
                  Houston Prime Pipe & Supply, Inc.                2,350
                                                           -------------
                  Combined                                 $     139,423
                                                           =============

              Net Earnings:
                  Newpark                                  $      22,930
                  Southwestern Universal Corp.                       192
                  Optimum Fluids, Inc. and
                      Optimum Fluids (Sask.), Inc.                    40
                  Houston Prime Pipe & Supply, Inc.                  318
                                                           -------------
                  Combined                                 $      23,480
                                                           =============

              The accompanying unaudited consolidated financial statements also include the results of operations of six acquisitions that were accounted for by the purchase method. Names of companies and consideration given for each are summarized below. Goodwill of $22.0 million was recorded with the acquisition of these entities and will be amortized over 25 years on a straight line basis. The historical results of the operations related to these acquisitions were not considered significant in relation to the financial reporting requirements of Newpark.

                                                                                Consideration
              Date of                                                     -------------------------
              Acquisition           Selling Entity                        Shares            Cash
              -----------           --------------                        -------        ----------
              March 1998            Protec Mud Service, Ltd.              475,918        $4,200,000
              April 1998            Qualitex, Inc.                         21,816        $   12,000
              May 1998              Chem-Drill, Inc.                       48,800        $       --
              June 1998             Mid-Continent Completion
                                         Fluids, Inc.                     345,000        $3,700,000
              June 1998             Red Hill Disposal, Inc.                    --        $  600,000
              June 1998             Cajun Oilfield Services, Inc.          85,600        $  200,000

              The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and these six acquired companies as if the acquisition had occurred January 1, 1997:

---------------------------------------------------------------------------------------------------------
              (In thousands except per share data)
---------------------------------------------------------------------------------------------------------
                                                    Three Months Ended              Six Months Ended
                                                         June 30                        June 30
                                                   1998           1997           1998             1997
                                                ----------     ----------     -----------     -----------
              Revenues                          $   69,046     $   52,165     $   149,277     $   100,438
              Net income                            11,295          9,034          24,095          16,835
              Net income per common
                and common equivalent share
                    Basic                       $      .17     $      .14     $       .36     $       .27
                    Diluted                            .17            .14             .36             .26

              Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Note 3 The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

Note 4 In accordance with Statement of Financial Accounting Standards Number 128, "Earnings Per Share", the Company changed its method of calculating earnings per share ("EPS") during 1997. The differences between "basic" and "diluted" weighted average shares outstanding of 1,283,000 and 1,360,000 for the three months ended June 30, 1998 and 1997 respectively, and 1,352,000 and 1,376,000 for the six months ended June 30, 1998 and 1997, respectively, relate to stock options.

Note 5 Included in accounts and notes receivable at June 30, 1998 and December 31, 1997 (in thousands) are:

                                                    1998          1997
                                                  --------      --------
              Trade receivables                   $ 76,607      $ 66,161
              Unbilled revenues                      9,931         7,509
                                                  --------      --------
              Gross trade receivables               86,538        73,670
              Allowance for doubtful accounts       (2,616)       (2,171)
                                                  --------      --------
              Net trade receivables                 83,922        71,499
              Notes and other receivables            5,541         1,886
                                                  --------      --------
              Total                               $ 89,463      $ 73,385
                                                  ========      ========

Note 6 The Company's inventories consisted of the following items at June 30, 1998 and December 31, 1997:

-------------------------------------------------------------------
              (In thousands)                     1998        1997
-------------------------------------------------------------------
              Drilling fluids raw materials
                 and components                 $12,798     $ 5,956
              Logs                                8,104       8,546
              Board road lumber                   3,708       5,017
              Supplies                            1,058         686
              Other                                 631         942
                                                -------     -------
                 Total                          $26,299     $21,147
                                                =======     =======

Note 7 Interest of $534,000 and $184,000 was capitalized during the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, interest of $830,000 and $261,000 was capitalized, respectively.

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

              As of June 30, 1998, the Company maintained a $90.0 million bank in the form of a revolving line of credit commitment. The is unsecured. It bears interest at either a specified prime rate or the LIBOR rate plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The line of credit requires monthly interest payments and matures on June 30, 2000. At June 30, 1998, $17.0 million of letters of credit were issued and outstanding and $32.7 million was advanced under the facility, leaving a net of $40.3 million available for cash advances under the line of credit.

              The Credit Facility requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. The Company was in compliance at June 30, 1998.

Note 9 Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters will not have a material adverse effect on Newpark's consolidated financial statements.

              In the normal course of business, in conjunction with its insurance programs, the Company has established letters of credit in favor of certain insurance companies in the amount of $1.0 million at June 30, 1998. At June 30, 1998 the Company had outstanding guaranty obligations totaling $1.2 million in connection with facility closure obligations.

              In conjunction with the acquisition of the marine related E&P collection operations of Campbell Wells ("Campbell"), the Company acquired Disposeco, thereby assuming the obligations provided in the "NOW Disposal Agreement" between Disposeco and Campbell. The "NOW Disposal Agreement" provides that for each of the 25 years following the closing, Newpark will deliver to Campbell for disposal at its landfarms the lesser of one-third of the barrels from a defined market area or 1,850,000 barrels of E&P waste, subject to certain adjustments including carry forward provisions. As of June 30, 1998 the Company delivered approximately 1.2 million barrels of E&P waste related to its most recent annual commitment. The initial price per barrel to be paid by Newpark to Campbell is $5.50 per barrel and is subject to adjustment in future years. Prior to any adjustments, Newpark's obligation is $10.2 million annually. In addition, the liability of Newpark under the agreement is reduced by certain prohibited revenues earned by Campbell or its affiliates.

              On July 24, 1998, U. S. Liquids (the owner of Campbell) initiated a demand for arbitration as provided for in the "NOW Disposal Agreement". The demand relates to a difference between 1,850,000 barrels and the barrels of waste actually delivered by Newpark to the landfarms during the most recent annual period. During the period subject to the arbitration demand, directions received by Newpark from its customers rendered it commercially impossible for the Company to comply with the provisions of the agreement. The Company and U. S. Liquids are continuing discussions and negotiations intended to amicably resolve this matter. In the opinion of management, any liability in this matter will not have a material adverse affect on Newpark's consolidated financial statements.

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

              In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises the standards for disclosure of pension and other postretirement benefit plans by standardizing the disclosure requirements, requiring additional information on changes in the benefit obligations and fair values of plan assets, and eliminating certain disclosure requirements no longer considered to be useful. These new disclosure requirements are designed to improve the understandability of benefit disclosures for financial analysis. The Company is required to adopt this standard for fiscal 1999. Management believes that the implementation of SFAS 132 will not have a material impact on the Company's financial statements and disclosures.

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

RECENT ACQUISITIONS

         During the six months ended June 30, 1998, the Company completed six separate acquisitions in the drilling fluids industry and three acquisitions in the solids control, processing and disposal industry. The consideration paid for these acquisitions aggregated 2,128,134 shares of Newpark common stock and $8.7 million in cash. Six transactions were accounted for as purchases, which resulted in an excess of purchase price over net assets acquired of $22.0 million. The other three acquisitions were accounted for as poolings of interests effective as of January 1, 1998. Prior year financial statements have not been restated because the financial information related to these entities was not significant in relation to the financial reporting requirements of the Company. These acquisitions provided the Company entry into the drilling fluids markets in the Canadian provinces of Alberta and Saskatchewan, the Permian Basin of West Texas and New Mexico, and the Anadarko Basin in Western Oklahoma. The acquisitions also provided the Company entry into the onsite fluids processing market, which is a key additional component of the Company's "Minimization Management" ("MM") strategy.

BUSINESS DEVELOPMENT

         The majority of the growth in revenue in the first half of 1998 as compared to 1997 resulted from the continuing rapid development of the Company's drilling fluids business. With the Company's increased participation in the drilling fluids market, the Company began to introduce its MM approach to meeting the needs of its customers. MM refers to the linking of drilling fluids sales and engineering with on-site processing, solids control, and recycling, with off-site recycling and disposal. The Company anticipates that it will continue to make acquisitions that are strategic to the Company's core operations and enhance its MM strategy.

         The objective of MM is to improve the productivity of the drilling process, and minimize the cost to the operator. MM draws upon the proprietary services historically offered by the Company, and combines them with new capabilities developed in conjunction with its drilling fluids and processing unit to achieve this goal. The engineering, selection and application of drilling fluids to a particular geologic formation, the onsite processing and recycling of those fluids and application of solids control methods to segregate waste from the drilling fluids, and the availability and use of disposal methods both onsite and offsite, are key elements of MM. Newpark has the internal capability to provide these services as a coordinated product offering that can reduce the customer's cost of drilling. Factors that would encourage the use of MM by a customer include the opportunity of improved drilling economics, increasing regulatory and compliance issues, and the continuing trend toward downsizing of corporate staffs, which encourages the outsourcing of many services.

         The Company is currently working on the following projects, which are all complimentary to its core business activities:

         O The Company has recently obtained exclusive rights to equipment which will provide the ability to recycle products from spent drilling fluids, which were previously treated as part of the E&P waste stream. Such recycling will also reduce the volume of E&P waste generated on a drill site. This equipment will give the Company access to new markets and is an important link in its MM process.

         O Newpark has developed new and proprietary drilling fluids designed to avoid two major sources of environmental contamination typically created by conventional drilling fluids. Conventional drilling fluids may contain high concentrations of salt and oil, which have been identified as harmful to the environment. The Company is currently marketing two patented, proprietary products that avoid the use of these materials, thereby reducing the potential for damage to the environment.

         O Through a 49% owned joint venture, the Company has begun limited production of a new composite molded mat. It is anticipated that, if the mats prove successful in field testing, these new mats will reduce trucking and handling cost, substantially eliminate mat repair cost and improve margins in the Company's mat rental business.

         O Permits to operate non-hazardous industrial waste disposal wells on properties recently acquired for that purpose are in process in Louisiana and Texas and could be issued during the fourth quarter. Newpark expects to enter this new market during 1999.

         0 The Company has recently implemented a washwater recycling system to reduce the amount of waste created at its facilities in the cleaning of customers' vessels and containers, thereby reducing the customer's long term liability. This will reduce the volume of waste transferred to the Company's injection facilities by up to 33% for disposal and reduce its operating costs.

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

                              1Q97     2Q97    3Q97    4Q97     1Q98     2Q98
                              ----     ----    ----    ----     ----     ----
U.S. Rig Count                853      933     989     997      968      864
Newpark's market              229      251     258     273      283      266
Newpark's market to total     26.8%    26.9%   26.1%   27.4%    29.2%    30.8%

         As of the week ended July 31, 1998, the U.S. rig count was 822 with 227 rigs, or 27.6%, within Newpark's primary market.

-------------
Source:  Baker Hughes Incorporated

           The recent decline in rig activity is affecting the Company's revenue and is expected to continue to affect future period revenues until oil prices recover.

           The increase in the percentage of rigs during 1998 from 1997 in Newpark's primary market as compared to the total domestic rig count, reflects the importance of natural gas drilling relative to oil in that market. Natural gas production accounts for the majority of activity in the Gulf Coast region. Lower oil prices in the first and second quarter of 1998 slowed drilling in markets more oriented toward oil, such as the Austin Chalk region, West Texas and areas which produce primarily heavy oil, such as Canada and Venezuela.

SUBSEQUENT EVENT

         On July 24, 1998, U. S. Liquids (the owner of Campbell) initiated a demand for arbitration as provided for in the "Now Disposal Agreement". The demand relates to a difference between 1,850,000 barrels and the barrels of waste actually delivered by Newpark to the landfarms during the most recent annual period. During the period subject to the arbitration demand, directions received by Newpark from its customers rendered it commercially impossible for the Company to comply with the provisions of the agreement. The Company and U.
S. Liquids are continuing discussions and negotiations intended to amicably resolve this matter. In the opinion of management, any liability in this matter will not have a material adverse affect on Newpark's consolidated financial statements.

RESULTS OF OPERATIONS

         The following table represents revenue by product line, for the three month and six month periods ended June 30, 1998 and 1997:

                                                   Three Month Periods ended June 30,
                                                         (Dollars in thousands)
                                                     1998                     1997
                                             -------------------      -------------------
Revenues by product line:
         Fluids management services:
           E&P waste and NORM disposal       $ 15,467       23.1%     $ 15,284       31.9%
           Fluids sales & engineering          24,929       37.2        11,670       24.3
                                             --------     ------      --------     ------
              Fluids management services       40,396       60.3        26,954       56.2
         Mat services                          14,878       22.2        10,644       22.2
         Support services                      11,745       17.5        10,361       21.6
                                             --------     ------      --------     ------
           Total revenues                    $ 67,019     100.0 %     $ 47,959      100.0%
                                             ========     ======      ========     ======

                                                   Six Month Periods ended June 30,
                                                        (Dollars in thousands)
                                                     1998                     1997
                                             -------------------      -------------------
Revenues by product line:
         Fluids management services:
           E&P waste and NORM disposal       $ 33,531       24.0%     $ 29,119       32.0%
           Fluids sales & engineering          50,270       36.1        18,620       20.5
                                             --------     ------      --------     ------
              Fluids management services       83,801       60.1        47,739       52.5
         Mat services                          29,935       21.5        23,898       26.3
         Support services                      25,687       18.4        19,236       21.2
                                             --------     ------      --------     ------
           Total revenues                    $139,423     100.0 %     $ 90,873      100.0%
                                             ========     ======      ========     ======


THREE MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 1997

Revenues

         Total revenues increased to $67.0 million in 1998, from $48.0 million in 1997, an increase of $19.1 million, or 39.7%. The major components of the increase in revenues were a $13.3 million increase in drilling fluids sales, a $4.2 million increase in mat services, and a $1.4 million increase in support services.

         During 1998, the Company received 1.2 million barrels of E&P waste for disposal, generating revenue of $14.8 million at an average price of $11.72 per barrel. This compares to volume of 1.4 million barrels in the 1997 period, and average pricing of $9.88 per barrel which generated revenue of $14.2 million. Volume declined from 1.6 million barrels in the first quarter of 1998 due to lower drilling activity and as a result of the Company's waste minimization efforts to reduce the volume of wash water created at transfer facilities in the vessel and container cleaning process. E&P waste accounted for 96% and 93% of disposal revenue in 1998 and 1997, respectively.

         Drilling fluids sales increased $13.3 million or 113.6% as a result of a series of purchase acquisitions made during 1997 and 1998, and the rapid expansion of the businesses acquired.

         The increase of $4.2 million or 39.8% in mat rental revenue reflects the year-over-year improvement in transition zone drilling activity, increased average pricing for Newpark's mat inventory related to a change in mix, the completion of a purchase acquisition in 1997, and an increase in non-oilfield wetlands activity. Mat rental revenues include revenues earned on the initial mat installation, which typically includes the first 60 days of rental, and rerentals earned beyond the initial installation term. In 1998, the initial rentals accounted for approximately 52.9% of mat service revenues with rerentals accounting for approximately 47.1%. In 1997, initial rentals accounted for 67.6% of the total mat service revenues and rerentals accounted for approximately 32.4%.

         Support services revenue grew from $10.4 million in 1997 to $11.8 million in 1998, which represents an increase of $1.4 million, or 13.5%. This increase in revenues is directly attributable to increased drilling activity in Newpark's market in 1998 as compared to 1997 and includes revenue from installation of production equipment and facilities as well as end-of-drilling cleanup and site restoration at drilling locations. Remediation of old sites and facilities activity was immaterial.

Operating Costs and Expenses

         Newpark's gross margin on sales increased from 40.3% in 1997 to 46.1% in the 1998 quarter. This increase resulted primarily from improved gross margins in its drilling fluids business. Much of the improvement was offset by increases in operating costs as the Company built the staff and infrastructure necessary to support a larger scale of operations; however, operating income increased from 29.1% in 1997 to 30.2% in 1998 of revenues.

General and Administrative Expenses

         General and administrative expenses increased by $202,000 from 1997 to 1998 due to expansion of the Company's operations, but decreased slightly as a percentage of revenues.

Equity Earnings of Unconsolidated Affiliate

         At the end of 1997 Newpark entered into a joint venture to provide drilling fluids products and services to Mexico. The Company's share of profits for the second quarter of 1998 were $715,000.

Operating Income

         Operating income of $20.2 million or 30.2% in the 1998 period increased $6.2 million, or 44.9%, compared to $14.0 million or 29.1% of revenue in the 1997 period. Factors contributing to the increase include increased contribution from rapid growth in drilling fluids revenue, increased profitability from disposal operations, and increased utilization and higher pricing realized in mat services.

Interest Income and Interest Expense

         Net interest expense was $2.3 million in 1998 as compared to $939,000 in 1997. The increase in net interest cost is due to an increase of $89.1 million in average outstanding borrowings and an increase in average effective interest rates from 7.23% in 1997 to 8.69% in 1998. The increase in average outstanding borrowings and average effective interest rates is due to the issuance of $125 million of ten year, 8-5/8% senior subordinated notes in December 1997 and additional borrowings under the Credit Facility. The proceeds from the senior subordinated notes and the Credit Facility were used to fund acquisitions, capital expenditures and working capital for growth.

Provision for Income Taxes

         For the 1998 and 1997 periods, Newpark recorded income tax provisions of $6.6 million and $4.8 million, equal to 37.0% and 36.5% of pre-tax income, respectively.


SIX MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1997

Revenues

         Total revenues increased to $139.4 million in 1998, from $90.9 million in 1997, an increase of $48.6 million, or 53.4%. The major components of the increase in revenue were a $4.4 million increase in disposal revenues, a $31.7 million increase in drilling fluids sales, a $6.0 million increase in mat services revenue, and a $6.5 million increase in support services.

         The increase in waste disposal revenues resulted primarily from higher pricing. The average price per barrel increased to $11.28 from $9.69. E&P waste revenues, which constitute 97% of 1998 waste disposal revenues and 94% of 1997 waste disposal revenues, increased to $32.4 million in 1998, compared to $27.3 million in 1997. The volume of E&P waste received was approximately 2.8 million barrels in both periods.

         Drilling fluids sales increased $31.7 million or 170.0% as a result of a series of acquisitions made during 1997 and 1998, and the rapid expansion of the businesses acquired.

         The increase of $6.0 million or 25.3% in mat rental revenue reflects an increase in non-oilfield wetlands pipeline activity, the year-over-year improvement in transition zone drilling activity, increased pricing for Newpark's mat inventory, and the completion of a purchase acquisition in 1997. In 1998, initial rentals accounted for approximately 57.5% of mat service revenues with rerentals accounting for approximately 42.5%. In 1997, initial rentals accounted for 54.6% of the total mat service revenues and rerentals accounted for approximately 45.4%.

         Support services revenue grew from $19.2 million in 1997 to $25.7 million in 1998, which represents an increase of $6.5 million, or 33.5%. This increase in revenues is directly attributable to increased installation of production equipment and facilities as well as end-of-drilling cleanup and site restoration at drilling locations resulting from increased drilling activity in Newpark's market in 1998 as compared to 1997. Remediation of old sites and facilities activity was immaterial.

Operating Costs and Expenses

         Newpark's gross margin on sales increased from 39.4% in 1997 to 44.5% in 1998. This increase resulted primarily from improved gross margins in its drilling fluids business. Much of the improvement was offset by increases in operating costs as the Company built the staff and infrastructure necessary to support a larger scale of operations; however, operating income increased from 28.5% in 1997 to 29.6% in 1998.

General and Administrative Expenses

         General and administrative expenses increased by $305,000 from 1997 to 1998 due to rapid expansion of the Company's operations, but decreased as a percentage of revenues to 1.3% in 1998 from 1.7% in 1997.

Operating Income

         Operating income of $41.3 million in the 1998 period increased $15.4 million, or 59.3%, compared to $25.9 million in the 1997 period. Factors contributing to the increase include increased contribution from rapid growth in drilling fluids revenue, increased profitability from disposal operations, and increased utilization and higher pricing for Newpark's mat inventory.

Interest Income and Interest Expense

         Net interest expense was $4.5 million in 1998 as compared to $1.8 million in 1997. The increase in net interest cost is due to an increase in average outstanding borrowings and an increase in average effective interest rates from 6.93% in 1997 to 8.38% in 1998. The increase in average outstanding borrowings and average effective interest rates is due to the issuance of $125 million of ten year, 8-5/8% senior subordinated notes in December 1997 and additional borrowings under the Credit Facility. The proceeds from the senior subordinated notes and the Credit Facility were used to fund acquisitions, capital expenditures and working capital for growth.

Provision for Income Taxes

         For the 1998 and 1997 periods, Newpark recorded income tax provisions of $13.4 million and $8.8 million, respectively, equal to 36.3% of pre-tax income in each period.


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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position increased by $8.1 million during the six months ended June 30, 1998. Key working capital data is provided below:

                                           June 30, 1998   December 31, 1997
                                           -------------   -----------------
              Working Capital (000's)       $   98,295       $   90,212
              Current Ratio                       3.79             3.94

         The increase in working capital is primarily attributable to the overall increase in the Company's business activity.

         For the six months ended June 30, 1998, Newpark's working capital needs were met primarily from operating cash flow, net proceeds from the subordinated debt issue and borrowings under the Company's Credit Facility. Cash on hand, along with cash generated from operations of $23.0 million, was supplemented by $31.9 million from financing activities to provide for a total of $63.1 million used in investing activities, including the purchase of drilling fluids and barite grinding assets, the purchase of mats and supporting equipment, the expansion of waste disposal facilities and the development of future waste disposal sites and facilities.

         Newpark maintains a $90.0 million revolving bank Credit Facility, which matures on June 30, 2000, including up to $20.0 million in standby letters of credit. At June 30, 1998, $17.0 million in letters of credit were issued and outstanding under the Credit Facility, and $32.7 million was outstanding under the revolving facility. Advances under the Credit Facility bear interest at either (i) a specified prime rate or (ii) the LIBOR rate plus a spread which is determined quarterly based on the Credit Facility. The Credit Facility requires that Newpark maintain certain specified financial ratios and comply with other usual and customary requirements. Newpark was in compliance with all requirements of the Credit Facility at June 30, 1998.

         For 1998, Newpark anticipates capital expenditures of approximately $60 to $70 million, including: (i) funds to acquire and develop additional injection well sites; (ii) funds to expand drilling fluids operations, including the purchase of equipment associated with fluids processing and recycling and infrastructure expansions; (iii) funds to expand barite milling capacity; (iv) funds for the purchase of additional mats, including funds for Newpark's synthetic mat system; (v) funds for the upgrade and purchase of equipment; and
(vi) funds for expansion into industrial waste disposal markets.

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

YEAR 2000

         In accordance with the U.S. Securities and Exchange Commission's Staff Legal Bulletin No. 5, the Company has assessed both the cost of addressing and the costs or consequences of incomplete or untimely resolution of the Year 2000 issue. Most of the Company's major systems have already been updated in the normal course of business or replaced with applications that are year 2000 compliant. Accordingly, the Company has determined that its estimated costs related to the year 2000 issue are not anticipated to be material to the Company's business, operations or financial condition.

         In addition, the Company is in the process of initiating formal communications with its significant suppliers and major customers to determine the extent to which the Company is vulnerable to those third parties failure to remedy their own Year 2000 issues. The Company can give no assurance that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company would not have a material adverse effect on the Company.

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

PART II


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 1998, Newpark completed five acquisition transactions involving the issuance of its Common Stock without registration under the Securities Act of 1933, as amended (the "Act"). In these transactions, Newpark Common Stock was issued in exchange for all of the common stock of the acquired entity or net assets of the entity. All of the transactions involving the acquisition of the outstanding shares of the acquired entity were accomplished through the merger of that entity into one of Newpark's wholly-owned subsidiaries. Below is a schedule of the pertinent information for each transaction:

  Date of                                                  Type of                   Consideration
Acquisition      Selling Entity                          Acquisition             Shares         Cash
-----------      -----------------------------           -----------             -------     ----------
April 1998       Qualitex, Inc.                           Merger                  21,816     $   12,000
May 1998         Chem-Drill, Inc.                         Asset Purchase          48,800     $       --
June 1998        Houston Prime
                       Pipe & Supply, Inc.                Merger                 420,000     $       --
June 1998        Mid-Continent
                       Completion Fluids, Inc.            Merger                 345,000     $3,700,000
June 1998        Cajun Oilfield Services, Inc.            Merger                  85,600     $  200,000

         None of the foregoing transactions was accomplished by any form of general solicitation or general advertisement, and Newpark provided each acquiring party with the information required by Rule 502(b) of Regulation D under the Act. Each acquiring party also agreed that the shares of Common Stock acquired will be held for investment purposes and that the representative certificates may bear restrictive legends indicating that the securities may not be freely transferred. In each transaction, Newpark had reasonable grounds to believe that each purchaser was capable of evaluating the merits and risks of the investment and acquired the Common Stock for investment purposes only. Accordingly, Newpark believes that the foregoing transactions were exempt from the registration provisions of the Act pursuant to the exemption provided by Rule 506 of Regulation D, by reason of such transaction being by an issuer and not involving any public offering within the meaning of Section 4(2) of the Act.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Newpark Resources, Inc. held an Annual Meeting of Stockholders on May 13, 1998.

(b) The following seven directors were elected at that meeting to serve until the next Annual Stockholders' Meeting, with the following votes cast:

                                                          For
                                                       ----------
              Dibo Attar                               58,424,690
              William Thomas Ballantine                58,424,777
              James D. Cole                            58,424,825
              W. W. Goodson                            58,424,717
              David P. Hunt                            58,424,745
              Alan Kaufman                             58,424,737
              James H. Stone                           58,424,681

         There were 120,439 votes withheld from voting on the directors.

(c) The stockholders approved the amendment to Newpark's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 80,000,000 to 100,000,000. There were 57,487,094 votes cast in favor of the amendment, 863,835 votes cast against the amendment, and 194,181 votes abstained from voting on the amendment.

(d) The stockholders approved the adoption of the Amended and Restated 1993 Non-Employee Director's Stock Option Plan. There were 55,329,774 votes cast in favor of the adoption, 2,960,677 votes cast against the adoption, and 254,658 votes abstained from voting on the adoption.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         (a)        Exhibits

                    27.1 Financial Data Schedule

                    27.2 Restated Financial Data Schedule

         (b) The registrant filed a report on Form 8-K on June 4, 1998 relating to the private placement under Regulation S of 281,000 shares of Newpark common stock issued in connection with the acquisition of Optimum Fluids, Inc. and Optimum Fluids (Sask.), Inc.

                             NEWPARK RESOURCES, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  August 13, 1998


                                        NEWPARK RESOURCES, INC.




                                        By: /s/Matthew W. Hardey
                                           -------------------------------------
                                            Matthew W. Hardey, Vice President
                                            and Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
27.1       Financial Data Schedule
27.2       Restated Financial Data Schedule