Form 10-Q
period 1998-09-30
NEWPARK RESOURCES INC
filed 1998-11-16
CIK 71829

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


For the quarterly period ended September 30, 1998     Commission File No. 1-2960


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

                           Yes   X         No
                               -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock, $0.01 par value: 68,579,239 shares at November 11, 1998.



                                  Page 1 of 26

================================================================================

                             NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-Q
                         FOR THE NINE MONTH PERIOD ENDED
                               September 30, 1998



Item                                                                                                 Page
Number          Description                                                                        Number
------          -----------                                                                        ------
                PART I

  1             Unaudited Consolidated Financial Statements:
                    Balance Sheets -
                         September 30, 1998 and December 31, 1997 .....................................3
                    Statements of Income for the Three and Nine Month
                         Periods Ended September 30, 1998 and 1997.....................................4
                    Statements of Cash Flows for the
                         Nine Month Periods Ended September 30, 1998
                         and 1997......................................................................5
                    Notes to Unaudited Consolidated Financial Statements ..............................6
  2             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............................................12

                PART II

  2             Changes in Securities and Use of Proceeds.............................................24

  6             Exhibits and Reports on Form 8-K......................................................25

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS
As of September 30, 1998 and December 31, 1997
(Unaudited)                                                      September 30,  December 31,
--------------------------------------------------------------------------------------------
(In thousands, except share data)                                     1998           1997
--------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                     $  10,114      $  20,715
     Accounts and notes receivable, less allowance
        of $7,397 in 1998 and $2,171 in 1997                          75,996         73,385
     Inventories                                                      22,574         21,147
     Current taxes receivable                                          1,325             --
     Deferred tax asset                                                5,495          3,974
     Other current assets                                              3,601          1,685
                                                                   ---------      ---------
        TOTAL CURRENT ASSETS                                         119,105        120,906

Property, plant and equipment, at cost, net of
     accumulated depreciation                                        247,906        188,752
Cost in excess of net assets of purchased businesses and
     identifiable intangibles, net of accumulated amortization       124,755         97,542
Other assets                                                          35,966         39,380
                                                                   ---------      ---------
                                                                   $ 527,732      $ 446,580
                                                                   =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                                 $      54      $     145
     Current maturities of long-term debt                              1,176          1,200
     Accounts payable                                                 21,271         17,376
     Accrued liabilities                                              17,485         10,074
     Current taxes payable                                                --          1,899
                                                                   ---------      ---------
        TOTAL CURRENT LIABILITIES                                     39,986         30,694

Long-term debt                                                       184,435        127,235
Other non-current liabilities                                          2,261          1,314
Deferred taxes payable                                                10,168         17,568
Commitments and contingencies (See Note 9)                                --             --

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 1,000,000 shares
        authorized, no shares outstanding                                 --             --
     Common Stock, $.01 par value, 100,000,000 shares
        authorized,  68,395,564 shares outstanding in 1998
        and 64,061,289 in 1997                                           682            640
     Paid-in capital                                                 317,817        283,281
     Retained earnings (deficit)                                     (27,617)       (14,152)
                                                                   ---------      ---------
        TOTAL STOCKHOLDERS' EQUITY                                   290,882        269,769
                                                                   ---------      ---------
                                                                   $ 527,732      $ 446,580
                                                                   =========      =========

     See accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Month Periods Ended September 30,
(Unaudited)
                                                 Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
-------------------------------------------------------------------------------------------------
(In thousands, except per share data)           1998           1997           1998           1997
-------------------------------------------------------------------------------------------------
Revenues                                   $  64,899      $  57,908      $ 204,322      $ 148,782
Operating costs and expenses:
     Cost of services provided                45,778         34,661        123,100         89,769
     Operating costs                          26,738          5,491         46,832         13,763
                                           ---------      ---------      ---------      ---------
                                              72,516         40,152        169,932        103,532

General and administrative expenses            2,081            883          3,968          2,465
Provision for uncollectible accounts           4,000             --          4,000             --
Impairment of long-lived assets               20,420             --         20,420             --
Arbitration settlement                         9,050             --          9,050             --
Equity in net (earnings) loss of
     unconsolidated affiliates                   768             --           (402)            --
                                           ---------      ---------      ---------      ---------
Operating income (loss)                      (43,936)        16,873         (2,646)        42,785
Interest income                                 (348)           (59)        (1,157)          (154)
Interest expense                               2,797            858          8,059          2,703
                                           ---------      ---------      ---------      ---------

Income (loss) before income taxes            (46,385)        16,074         (9,548)        40,236
Provision for income taxes (benefit)         (14,316)         5,945           (959)        14,723
                                           ---------      ---------      ---------      ---------
Income (loss) before cumulative effect
     of accounting change                    (32,069)        10,129         (8,589)        25,513
Cumulative effect of accounting
     change (net of income tax effect)        (1,326)            --         (1,326)            --
                                           ---------      ---------      ---------      ---------

Net income (loss)                          $ (33,395)     $  10,129      $  (9,915)     $  25,513
                                           =========      =========      =========      =========


Weighted average common and common
equivalent shares outstanding:
     Basic                                    67,605         63,588         66,479         62,272
                                           =========      =========      =========      =========
     Diluted                                  68,071         65,122         67,535         63,700
                                           =========      =========      =========      =========


Net income per common and
common equivalent share:
     Basic                                 $   (0.49)     $    0.16      $   (0.15)     $    0.41
                                           =========      =========      =========      =========
     Diluted                               $   (0.49)     $    0.16      $   (0.15)     $    0.40
                                           =========      =========      =========      =========



     See accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,
(Unaudited)
-----------------------------------------------------------------------------------------------
(In thousands )                                                           1998           1997
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $  (9,915)     $  25,513

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                         27,083         18,514
    (Benefit) provision for deferred income taxes                         (8,159)        10,460
    Net earnings of unconsolidated affiliates                               (402)            --
    Provision for bad debt reserve                                         4,000             --
    Impairment of long-lived assets                                       20,420             --
    Write-down of assets, including intangibles                            9,563             --
    Other                                                                    463            169
Change in assets and liabilities, net of effects of acquisitions:
    Decrease (increase) in accounts and notes receivable                   8,955         (5,289)
    Decrease (increase) in inventories                                       915        (10,667)
    Increase in other assets                                              (1,563)        (1,141)
    Decrease in accounts payable                                          (6,805)        (2,497)
    Increase (decrease) in accrued liabilities and other                   2,105         (6,786)
                                                                       ---------      ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                          46,660         28,276
                                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                 (95,751)       (58,413)
    Proceeds from disposal of property, plant and equipment                  196             95
    Payments received on notes receivable                                  2,853             --
    Advances on notes receivable                                          (2,139)            --
    Acquisitions, net of cash acquired                                   (13,644)         2,411
    Investment in joint venture                                               --           (376)
                                                                       ---------      ---------
       NET CASH USED IN INVESTING ACTIVITIES                            (108,485)       (56,283)
                                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on lines of credit                                     57,150         40,103
    Principal payments on notes payable and long-term debt                (9,458)       (11,694)
    Proceeds from exercise of stock options                                3,532          3,832
                                                                       ---------      ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                          51,224         32,241
                                                                       ---------      ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (10,601)         4,234


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            20,715          1,945
                                                                       ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                         $  10,114      $   6,179
                                                                       =========      =========

Included in accounts payable and accrued liabilities at September 30, 1998 and 1997 were equipment purchases of $2.3 million and $3.5 million, respectively. Also included are notes payable for equipment purchases in the amount of $434,000 and $83,000 at September 30, 1998 and 1997, respectively.

Interest of $6.0 million and $3.3 million was paid during the nine months ending September 30, 1998 and 1997, respectively. Income taxes of $9.6 million and $4.2 million were paid during the nine months ending September 30, 1998 and 1997, respectively.

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

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                             NEWPARK RESOURCES, INC.
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 1 In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark" or the "Company") as of September 30, 1998, the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1997 audited financial statements and related notes filed on Form 10-K.

Note 2 The consolidated financial statements include the accounts of Newpark and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

              The accompanying unaudited consolidated financial statements for the period ended September 30, 1998 include the effects of three acquisitions that were accounted for as poolings of interests. The Southwestern Universal Corp. combination was completed on March 19, 1998, in exchange for 450,000 shares of Newpark common stock. The Optimum Fluids, Inc. and Optimum Fluids (Sask.), Inc. combinations were completed on May 28, 1998 in exchange for 281,000 shares of Newpark common stock. The Houston Prime Pipe & Supply, Inc. transaction was completed on May 29, 1998, in exchange for 420,000 shares of Newpark common stock. Prior year financial statements have not been restated because the financial information related to these entities were not considered significant in relation to the financial reporting requirements of Newpark.

              Operating results prior to the combination of the separate companies and the combined amounts presented in the unaudited consolidated financial statements for the nine months ended September 30, 1998 are summarized below:

              -------------------------------------------------------------------------------
                                                                              (In thousands)
              -------------------------------------------------------------------------------
              Revenues:
                  Newpark                                                       $     199,998
                  Southwestern Universal Corp.                                          1,031
                  Optimum Fluids, Inc. and
                      Optimum Fluids (Sask.), Inc.                                        943
                  Houston Prime Pipe & Supply, Inc.                                     2,350
                                                                                -------------
                  Combined                                                      $     204,322
                                                                                =============

              Net Earnings (Loss):
                  Newpark                                                       $     (10,465)
                  Southwestern Universal Corp.                                            192
                  Optimum Fluids, Inc. and
                      Optimum Fluids (Sask.), Inc.                                         40
                  Houston Prime Pipe & Supply, Inc.                                       318
                                                                                -------------
                  Combined                                                      $      (9,915)
                                                                                =============

              The accompanying unaudited consolidated financial statements also include the results of operations of eight acquisitions that were accounted for by the purchase method. Names of companies and consideration given for each are summarized below. Goodwill of $36.6 million was recorded with the acquisition of these entities and will be amortized over 25 years on a straight line basis. The historical results of the operations related to these acquisitions were not considered significant in relation to the financial reporting requirements of Newpark.

                                                                                Consideration
              Date of                                                     -----------------------
              Acquisition           Selling Entity                        Shares             Cash
              -----------           --------------                        ------             ----
              March 1998            Protec Mud Service, Ltd.              385,418        $  4,200,000
              April 1998            Qualitex, Inc.                         21,816        $     12,000
              May 1998              Chem-Drill, Inc.                       48,800        $         --
              June 1998             Mid-Continent Completion
                                         Fluids, Inc.                     345,000        $  3,700,000
              June 1998             Red Hill Disposal, Inc.                     -        $    600,000
              June 1998             Cajun Oilfield Services, Inc.          85,600        $    200,000
              August 1998           Shamrock Drilling Fluids, Inc.        673,773        $  8,900,000
              August 1998           ProActa Environmental
                                          Services, Inc.                  550,000        $  1,300,000

              The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and these eight acquired companies as if the acquisition had occurred January 1, 1997:

              ------------------------------------------------------------------------------------------
              (In thousands except per share data)
              ------------------------------------------------------------------------------------------
                                                     Three Months Ended             Nine Months Ended
                                                        September 30                   September 30
                                                    1998             1997            1998        1997
                                                    ----             ----            ----        ----
              Revenues                           $   66,409      $   70,140        $227,010    $181,548
              Net income (loss)                     (33,464)         10,791          (8,347)     29,077
              Net income per common
                and common equivalent share
                    Basic                        $     (.49)     $      .16        $   (.12)   $    .45
                    Diluted                            (.49)            .16            (.12)        .44

              Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Note 3 The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

Note 4 In accordance with Statement of Financial Accounting Standards Number 128, "Earnings Per Share", the Company changed its method of calculating earnings per share ("EPS") during 1997. The differences between "basic" and "diluted" weighted average shares outstanding of

              466,000 and 1,534,000 for the three months ended September 30, 1998 and 1997 respectively, and 1,056,000 and 1,428,000 for the nine months ended September, 1998 and 1997, respectively, relate to stock options.

Note 5 Included in accounts and notes receivable at September 30, 1998 and December 31, 1997 (in thousands) are:

                                                                  1998              1997
                                                               ----------        ---------
              Trade receivables                                $   75,991        $  66,161
              Unbilled revenues                                     4,268            7,509
                                                               ----------        ---------
              Gross trade receivables                              80,259           73,670
              Allowance for doubtful accounts                      (7,397)          (2,171)
                                                               ----------        ---------
              Net trade receivables                                72,862           71,499
              Notes and other receivables                           3,134            1,886
                                                               ----------        ---------
              Total                                            $   75,996        $  73,385
                                                               ==========        =========

Note 6 The Company's inventories consisted of the following items at September 30, 1998 and December 31, 1997:

              -------------------------------------------------------------------------
              (In thousands)                            1998                  1997
              -------------------------------------------------------------------------
              Drilling fluids raw materials
                 and components                      $   12,036             $     5,956
              Logs                                        6,227                   8,546
              Board road lumber                           1,248                   5,017
              Supplies                                    1,391                     686
              Other                                       1,672                     942
                                                     ----------             -----------
                 Total                               $   22,574             $    21,147
                                                     ==========             ===========

Note 7 The Company recorded impairments on certain of its capital assets during the quarter of $20.4 million. These impairments were caused primarily by two factors which occurred in the quarter. The first factor was the introduction of new technology by the Company in several areas, which obsoleted assets in service. The second factor was a change in market conditions which was driven by a reduction in oil prices. It is anticipated that an additional $27 million of impairments will be recorded in a subsequent quarter on the same assets as additional new assets are fully placed into service.

Note 8 Interest of $893,000 and $496,000 was capitalized during the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, interest of $1,723,000 and $758,000 was capitalized, respectively.

Note 9 On December 17, 1997, the Company issued $125 million of unsecured senior subordinated notes (the "Notes"), which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on each June 15 and December 15, commencing June 15, 1998. The Notes may be redeemed, in whole or in part, at a premium commencing after December 15, 2002. Up to 35% of the Notes may be redeemed from proceeds of an equity offering at a premium at any time up to and including December 1, 2000. The Notes are subordinated to all senior indebtedness, as defined in the subordinated debt indenture, including the Company's bank revolving credit facility.

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

              As of September 30, 1998, the Company maintained a $100.0 million bank facility in the form of a revolving line of credit commitment. The facility is unsecured. It bears interest at either a specified prime rate or the LIBOR rate plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The line of credit requires monthly interest payments and matures on June 30, 2001. At September 30, 1998, $17.0 million of letters of credit were issued and outstanding and $57.2 million was advanced under the facility, leaving a net of $25.8 million available for cash advances under the line of credit.

              The Credit Facility requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. The Company was in compliance at September 30, 1998.

Note 10 Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters will not have a material adverse effect on Newpark's consolidated financial statements.

              In the normal course of business, in conjunction with its insurance programs, the Company has established letters of credit in favor of certain insurance companies in the amount of $1.0 million at September 30, 1998. At September 30, 1998 the Company had outstanding guaranty obligations totaling $1.5 million in connection with facility closure obligations.

              In conjunction with the acquisition of the marine related E&P collection operations of Campbell Wells ("Campbell"), the Company acquired Disposeco, thereby assuming the obligations provided in the "NOW Disposal Agreement" between Disposeco and Campbell. This agreement was recently amended such that the Company is not contractually committed to deliver waste to the U. S. Liquids (owner of Campbell) disposal facilities. Under terms of the settlement, Newpark will pay U.S. Liquids $30 million over the next three years, an amount slightly less than it might have paid for a similar period under the original agreement. Additionally, the final 20 years of the original contract have been eliminated. During the settlement term, Newpark will have the right, but not the obligation, to deliver specified volumes of waste to the facilities without additional cost. In addition, Newpark has the option, subject to certain provisions, to extend the arrangement for two additional one-year terms at an additional cost of approximately $8 million per year. U.S. Liquids has agreed not to compete in the marine-related waste disposal business with Newpark for the three-year period. During the quarter ended September 30, 1998 the Company recorded $9.1 million of charges relating to the settlement. This $9.1 represents $3 million paid to date for the settlement and $6.1 million of reduction in the value of the non-compete with U. S. Liquids.

Note 11 The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") which provides guidance for the presentation and display of comprehensive income. Management believes this statement did not have a significant effect on the Company's financial statement presentation.

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

              Effective July 1, 1998 the Company elected early adoption of SOP 98-5 "Reporting on Costs of Start-Up Activities." The cumulative affect of this change in accounting, net of income taxes, was $1.3 million. Start-up costs incurred since adoption of 98-5 were not significant.

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

RECENT DEVELOPMENTS

         Continued weakness in oil prices has produced a continuing decline in market activity as measured by the rig count in the markets which Newpark serves. In addition, Newpark has experienced a geographical shift of activity away from the Austin Chalk area of Western Louisiana and Eastern Texas, as a result of weak oil prices and disappointing drilling results in this area. The table below, based on the Baker-Hughes Rotary Rig Count, indicates the recent downward trend in Newpark's primary market areas, including (i) South Louisiana Land; (ii) Texas Railroad Commission Districts 2 and 3; (iii) Louisiana and Texas Inland Waters; and (iv) Offshore Gulf of Mexico:

                                 1Q97       2Q97       3Q97       4Q97       1Q98       2Q98      3Q98
                                 ----       ----       ----       ----       ----       ----      ----
U.S. Rig Count                    853        933        989        997        968        864       796
Newpark's market                  229        251        258        273        283        266       219
Newpark's market to total        26.8%      26.9%      26.1%      27.4%      29.2%      30.8%     27.5%

           As of the week ended November 6, 1998, the U.S. rig count was 696, with 208 rigs, or 29.9 %, within Newpark's primary market. Rig counts are down from a first quarter average of 283, with a peak of 297 achieved during the week ended February 20, 1998.

---------------
Source:  Baker Hughes Incorporated

         The recent decline in rig activity is affecting the Company's revenue and is expected to continue to affect future period revenues until oil prices recover.

         The percentage of rigs in Newpark's primary market, as compared to the total domestic rig count, reflects the importance of natural gas drilling relative to oil in that market. Natural gas production accounts for the majority of activity in the Gulf Coast region. However, low oil prices reduce the cash flow available for all exploration and production activity. Lower oil prices in the first and second quarters of 1998 slowed drilling in markets more oriented toward oil, such as the Austin Chalk region, West Texas and areas which produce primarily heavy oil, such as Canada and Venezuela.

         During this period of market and geographic shifts, Newpark has continued to work toward bringing proprietary innovative solutions to the markets which it serves. These innovations primarily include:

         o     Composite mats
         o     Proprietary environmentally friendly drilling fluids
         o     Drilling fluids processing and recycling
         o     Minimization Management

         As a result of these innovations, which were partially or fully implemented in the third quarter of 1998, Newpark has displaced, and will continue to displace some of its current operations and operating assets. The most significant displacement is associated with the introduction of Newpark's composite mat, which is expected to substantially replace the wooden mat fleet over the next three years.

         Because of the continued weakness in the markets it serves and the displacement of products and services, Newpark determined that valuation and asset impairment adjustments of $20.4 million were necessary to reflect the proper carrying value of its assets. In a subsequent quarter, pretax charges totaling approximately $27 million are anticipated in connection with the expected further impairment of Newpark's wooden mats. In the third quarter, the Company also recorded a $4 million pretax increase in the Company's allowance for doubtful accounts.

         In the third quarter, the Company also settled its arbitration related to the NOW Disposal Agreement with U.S. Liquids, Inc. Total pretax charges associated with the settlement recorded in the third quarter were $9.1 million. This $9.1 million represents $3 million paid to date for the settlement and $6.1 million of reduction of the value of the non-compete with U. S. Liquids. Pretax charges related to the settlement totaling approximately $21 million are anticipated in the fourth quarter of 1998.

         The Company also recorded a $2.1 million charge ($1.3 million after tax) in the third quarter reflecting the cumulative effect of a change in accounting for certain start-up costs, resulting from the early adoption of SOP 98-5. Start-up costs since the date of adoption (July 1, 1998) have not been significant.

         During the third quarter of 1998, two tropical storms and two hurricanes significantly disrupted drilling activities in the Gulf of Mexico and surrounding areas. When severe weather enters the Gulf, drilling operations are stopped and rigs are evacuated. These evacuation proceedings usually take place several days in advance of the storm. The rigs are then shut-in for the duration of the storm and drilling activities do not resume for several days following the storm. As a result, operations in the Gulf area were disrupted during the quarter for more than 20 days.

RECENT ACQUISITIONS

         During the nine months ended September 30, 1998, the Company completed eight separate acquisitions in the drilling fluids industry and three acquisitions in the solids control, processing and disposal industry. The consideration paid for these acquisitions aggregated 3,261,407 shares of Newpark common stock and $18.8 million in cash. Eight transactions were accounted for as purchases. The other three acquisitions were accounted for as poolings of interests effective as of January 1, 1998. Prior year financial statements have not been restated because the financial information related to these entities was not significant in relation to the financial reporting requirements of the Company. These acquisitions provided the Company entry into the drilling fluids markets in the Canadian provinces of Alberta and Saskatchewan, the Permian Basin of West Texas and New Mexico, and the Anadarko Basin in Western Oklahoma. The acquisitions also provided the Company entry into the onsite fluids processing market, which is a key additional component of the Company's "Minimization Management" ("MM") strategy. The Company has no current plans to make additional acquisitions.

BUSINESS DEVELOPMENT

         The majority of the growth in revenue in 1998 as compared to 1997 resulted from the continuing rapid development of the Company's drilling fluids business. With the Company's increased participation in the drilling fluids market, the Company began to introduce its MM approach to meeting the needs of its customers. MM refers to the integration of drilling fluids sales and engineering, on-site services (processing, solids control, and recycling), and off-site recycling and disposal.

         The objective of MM is to improve the productivity of the drilling process and minimize the cost to the operator. MM draws upon the proprietary services historically offered by the Company and combines them with new capabilities developed in conjunction with its drilling fluids and processing unit to achieve this goal. The engineering, selection and application of drilling fluids to a particular geologic formation, the onsite processing and recycling of those fluids, application of solids control methods to segregate waste from the drilling fluids, and the availability and use of disposal methods both onsite and offsite are key elements of MM. Newpark has the internal capability to provide these services as a coordinated product offering that can reduce the customer's cost of drilling. Factors that would encourage the use of MM by a customer include the opportunity of improved drilling economics, increasing regulatory and compliance issues, and the continuing trend toward downsizing corporate staffs, which encourages the outsourcing of many services.

         The Company is currently working on the following projects, which are all complimentary to its core business activities:

         o The Company has recently obtained exclusive rights to equipment to recycle products from spent drilling fluids, which were previously treated as part of the E&P waste stream. Such recycling will reduce the volume of fluids required to drill the well and the volume of E&P waste generated on a drill site. This equipment will give the Company access to new markets and is an important link in its MM process and onsite fluids processing.

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

         o Through a 49% owned joint venture, the Company has begun production of a new composite molded mat. It is anticipated that these new mats will reduce trucking and handling cost, substantially eliminate mat repair cost, improve margins in the Company's mat rental business and open new markets for sale of mats.

         o Permits to operate non-hazardous industrial waste disposal wells on properties recently acquired for that purpose are in process in Louisiana and Texas. The initial Texas permit has been received and the initial Louisiana permit is expected to follow in the next few weeks. Public notices and hearings on these licenses will be scheduled soon. It is anticipated that this process will be completed during the fourth quarter or early in the first quarter of 1999. Newpark expects to enter this new market during 1999.

         o The Company has implemented a washwater recycling system to reduce the amount of waste created at its facilities in the cleaning of customers' vessels and containers, thereby reducing the customer's long term liability exposure. This will reduce the volume of waste transferred to the Company's injection facilities for disposal by up to 33% and reduce its operating costs.

RESULTS OF OPERATIONS

         The following table represents revenue by product line, for the three month and nine month periods ended September 30, 1998 and 1997:

                                               Three Month Periods ended September 30,
                                                       (Dollars in thousands)
                                                    1998                   1997
                                             ------------------     -------------------
Revenues by product line:
         Fluids management services:
           E&P waste and NORM disposal       $12,330       19.0     $16,208        28.0%
           Fluids sales & engineering         29,741       45.8      16,021        27.7
                                             -------     ------     -------      ------
              Fluids management services      42,071       64.8      32,229        55.7
         Mat services                         10,121       15.6      13,690        23.6
         Support services                     12,707       19.6      11,989        20.7
                                             -------     ------     -------      ------
           Total revenues                    $64,899      100.0%    $57,908       100.0%
                                             =======     ======     =======      ======

                                                Nine Month Periods ended September 30,
                                                       (Dollars in thousands)
                                                     1998                     1997
                                             -------------------      -------------------
Revenues by product line:
         Fluids management services:
           E&P waste and NORM disposal       $ 45,862       22.4%     $ 45,328       30.5%
           Fluids sales & engineering          80,011       39.2        34,641       23.3
                                             --------     ------      --------     ------
              Fluids management services      125,873       61.6        79,969       53.8
         Mat services                          40,056       19.6        37,588       25.2
         Support services                      38,393       18.8        31,225       21.0
                                             --------     ------      --------     ------
           Total revenues                    $204,322      100.0%     $148,782      100.0%
                                             ========     ======      ========     ======

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997

Revenues

         Total revenues increased to $64.9 million in 1998, from $57.9 million in 1997, an increase of $7.0 million, or 12.1%. The components of the increase in revenues were a $13.7 million increase in drilling fluids sales and a $.7 million increase in support services, partially offset by a $3.9 million decrease in waste disposal and a $3.6 million decrease in mat services.

         Drilling fluids sales increased $13.7 million, or 85.6%, as a result of a series of purchase acquisitions made during 1997 and 1998, and the expansion of the businesses acquired. The decline in drilling activity has reduced the size of the market for drilling fluids; however, the Company has increased its sales of drilling fluids by obtaining a larger share of the market.

         Support services revenue grew from $12.0 million in 1997 to $12.7 million in 1998. This increase in revenues is attributable to an increase in site maintenance work and environmental cleanup and site restoration work.

         E&P waste accounted for 93% and 91% of disposal revenue in 1998 and 1997, respectively. During 1998, the Company received 1.1 million barrels of E&P waste for disposal, generating revenue of $11.5 million at an average price of $10.51 per barrel. This compares to volume of 1.4 million barrels in the 1997 period, and average pricing of $10.34 per barrel, which generated revenue of $14.8 million. Volume has declined due to lower drilling activity and as a result of the Company's waste minimization efforts to reduce the volume of wash water created at transfer facilities in the vessel and container cleaning process. In addition, volumes were lower due to the effect of unusual weather conditions encountered in the quarter.

         The decrease of $3.6 million in mat rental revenue reflects the general decline in drilling activity, as well as the effect of unusual weather conditions on drilling activity in the area surrounding the Gulf of Mexico. Mat rental revenues include revenues earned on the initial mat installation, which typically includes the first 60 days of rental, and rerentals earned beyond the initial installation term. In 1998, the initial rentals accounted for approximately 65.8% of mat service revenues with rerentals accounting for approximately 34.2%. In 1997, initial rentals accounted for 71.7% of the total mat service revenues and rerentals accounted for approximately 28.3%.

Operating Costs and Expenses

         Costs of services provided increased to $45.8 million in 1998 as compared to $34.7 million in 1997, and operating costs increased to $26.7 million in 1998 as compared to $5.5 million in 1997. The increase in costs during the quarter can be attributed primarily to the protracted downward trend in market conditions and a geographical shift in drilling activity in the markets Newpark serves. These events caused Newpark to incur additional charges for displacement of operations, obsolescence of inventories and write-off of other prepaid services. Operating costs and expenses on a comparable basis were higher due to an increase in business activities and due to the introduction of new products and services during the quarter. The Company also accrued personnel costs in the quarter in anticipation of performance bonuses and severance costs relating to displacement of workers caused by market shifts.

General and Administrative Expenses

         General and administrative expenses during 1998 were $2.1 million as compared to $.9 million in 1997. The increase is attributable to the accrual of anticipated performance bonuses and an increase in costs attributable to current market conditions.

Provision for Uncollectible Accounts

         The Company recorded $4.0 million in bad debt reserves during the quarter due to the continued downward pressure on oil prices. This downturn in oil prices has caused a strain on customers' cash flow, which has in turn affected the collectibility of certain receivables from customers. The Company has identified two specific customer balances where the risk of such financial concern merits this additional reserve.

Impairment of Long Lived Assets

         The Company recorded impairments on certain of its capital assets during the quarter in the amount of $20.4 million. These impairments were caused primarily by two factors which arose in the quarter. The first factor was the introduction of new technology by the Company in several areas, which rendered obsolete certain assets in service. The largest new technology driven item is the change to composite mats from wooden mats and management's decision to discontinue maintenance of its older wooden mats and to take them out of service. The second factor was a change in market conditions which was driven by a reduction in oil prices. It is anticipated that approximately $27 million of additional impairment cost will be recorded in a subsequent quarter on the same assets as this new class of assets replaces the current technology.

Arbitration Settlement

         During the third quarter of 1998, the Company settled a contract dispute with U. S. Liquids, which resulted in a charge against earnings in the current quarter of $9.1 million. It is anticipated that an additional charge of up to $21 million will be recorded in the fourth quarter relating to this settlement. The full charge was not recorded in the third quarter due to certain contractual requirements.

Equity Earnings of Unconsolidated Affiliate

         Included in the loss from unconsolidated affiliates are charges of $1.8 million that include recognition of joint venture losses related to the start-up period of the mat manufacturing facility and a reserve for accounts receivable at the Mexican joint venture.

Interest Income and Interest Expense

         Net interest expense was $2.4 million in 1998 as compared to $799,000 in 1997. The increase in net interest cost is due to an increase of $102.3 million in average outstanding borrowings and an increase in average effective interest rates from 7.56% in 1997 to 8.49% in 1998. The increase in average outstanding borrowings and average effective interest rates is due to the issuance of $125 million of ten year, 8-5/8% senior subordinated notes in December 1997 and additional borrowings under the Credit Facility. The proceeds from the senior subordinated notes and the Credit Facility were used to fund acquisitions, capital expenditures and working capital for growth.

Provision for Income Taxes

         For the 1998 and 1997 periods, Newpark recorded income tax (benefits) provisions of ($14.3) million and $5.9 million, equal to 30.9% and 37.0% of pre-tax (loss) income, respectively.

Cumulative Effect of Accounting Charge

         On July 1, 1998 Newpark elected early adoption of SOP 98-5 "Reporting on Costs of Start-up Activities." Newpark was required to adopt this SOP beginning January 1, 1999. The cumulative effect of this charge in accounting, net of income taxes, was $1.3 million. Start-up costs since the date of adoption have not been significant.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997

Revenues

         Total revenues increased to $204.3 million in 1998, from $148.8 million in 1997, an increase of $55.5 million, or 37.3%. The components of the increase in revenue were a $.5 million increase in waste disposal revenues, a $45.4 million increase in drilling fluids sales, a $2.5 million increase in mat services, and a $7.2 million increase in support services.

         The increase in waste disposal revenues resulted from higher pricing, partially offset by lower volumes of waste. The average price per barrel increased to $11.07 from $9.91. The volume of waste was lower in 1998 due to reduced drilling activity, waste minimization efforts to reduce washwater through recycling and severe weather conditions in the Gulf of Mexico in the third quarter. E&P waste revenues, which constitute 96% of 1998 waste disposal revenues and 93% of 1997 waste disposal revenues, increased to $43.9 million in 1998, compared to $42.2 million in 1997. The volume of E&P waste received was approximately 3.8 million barrels in 1998 compared to 4.1 million barrels in 1997.

         Drilling fluids sales increased $45.4 million, or 131.0%, as a result of a series of acquisitions made during 1997 and 1998, and the rapid expansion of the businesses acquired. The overall market for drilling fluids has declined due to lower drilling activity. However, Newpark has increased its total sales during this period through an increase in market share.

         Mat rental revenue increased $2.5 million from 1997 to 1998 due primarily to stronger drilling activity in the first six months of 1998. In 1998, initial rentals accounted for approximately 59.5% of mat service revenues with rerentals accounting for approximately 49.5%. In 1997, initial rentals accounted for 60.8% of the total mat service revenues and rerentals accounted for approximately 39.2%.

         Support services revenue grew from $31.2 million in 1997 to $38.4 million in 1998, which represents an increase of $7.2 million, or 23.0%. This increase in revenues is attributable to increased installation of production equipment and facilities as well as end-of-drilling cleanup and site restoration at drilling locations, coupled with increased lease maintenance activities.

Operating Costs and Expenses

         Costs of services provided increased to $123.1 million in 1998 as compared to $89.8 million in 1997, and operating costs increased to $46.8 million in 1998 as compared to $13.8 million in 1997. The increase in costs can be attributed primarily to the protracted downward trend in market conditions and a geographical shift in drilling activity in the markets Newpark serves. These events caused Newpark to incur additional charges during the third quarter for displacement of operations, obsolescence of inventories and write-off of other prepaid services. Operating costs and expenses on a comparable basis were higher due to an increase in business activities and due to the introduction of new products and services during the third quarter. The Company also accrued personnel costs in the third quarter in anticipation of performance bonuses and severance costs relating to displacement of workers caused by market shifts.

General and Administrative Expenses

         General and administrative expenses during 1998 were $4.0 million as compared to $2.5 million in 1997. The increase is attributable to the accrual of anticipated performance bonuses and an increase in costs attributable to current market conditions.

Interest Income and Interest Expense

         Net interest expense was $6.9 million in 1998 as compared to $ 2.5 million in 1997. The increase in net interest cost is due to an increase in average outstanding borrowings of $94.5 million and an increase in average effective interest rates from 7.36% in 1997 to 8.30% in 1998. The increase in average outstanding borrowings and average effective interest rates is due to the issuance of $125 million of ten year, 8-5/8% senior subordinated notes in December 1997 and additional borrowings under the Credit Facility. The proceeds from the senior subordinated notes and the Credit Facility were used to fund acquisitions, capital expenditures and working capital for growth.

Provision for Income Taxes

         For the 1998 and 1997 periods, Newpark recorded income tax (benefits) provisions of ($1.0) million and $14.7 million, respectively, equal to 10.0% and 36.6% of pretax (loss) income in each period.

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

        The Company has elected early adoption of SOP 98-5 "Reporting Costs of Start-Up Activities" which provides standards for recording costs related to start-up activities. The cumulative effect of this charge, net of income taxes, was $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position decreased by $11.1 million during the nine months ended September 30, 1998. Key working capital data is provided below:

                                                     September 30, 1998         December 31, 1997
                                                     ------------------         -----------------
              Working Capital (000's)                    $  79,119                 $  90,212
              Current Ratio                                   2.97                      3.94

         The decrease in working capital was used primarily to fund long term assets acquired during the period.

         For the nine months ended September 30, 1998, Newpark's working capital needs were met primarily from operating cash flow, cash on hand and borrowings under the Company's Credit Facility. Cash on hand, along with cash generated from operations of $46.7 million, was supplemented by $51.2 million from financing activities to provide for a total of $108.5 million used in investing activities, including the purchase of drilling fluids and barite grinding assets, the purchase of mats and supporting equipment, the expansion of waste disposal facilities and the development of future waste disposal sites and facilities.

         Newpark maintains a $100.0 million revolving bank Credit Facility, which matures on June 30, 2001, including up to $20.0 million in standby letters of credit. At September 30, 1998, $17.0 million in letters of credit were issued and outstanding under the Credit Facility, and $57.2 million was outstanding under the revolving facility. Advances under the Credit Facility bear interest at either (i) a specified prime rate or (ii) the LIBOR rate plus a spread which is determined quarterly based on the terms of the Credit Facility. The Credit Facility requires that Newpark maintain certain specified financial ratios and comply with other usual and customary requirements. Newpark was in compliance with all requirements of the Credit Facility at September 30, 1998.

         For the remainder of 1998, Newpark anticipates capital expenditures of approximately $8 to $10 million, including: (i) funds to acquire and develop additional injection well sites; (ii) funds to expand drilling fluids operations, including the purchase of equipment associated with fluids processing and recycling and infrastructure expansions; (iii) funds to expand barite milling capacity; (iv) funds for the purchase of new composite mats: (v) funds for the upgrade and purchase of equipment; and (vi) funds for expansion into industrial waste disposal markets.

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

YEAR 2000

         The Company relies heavily on computers in its internal and external financial reporting systems. In addition, computers are used extensively throughout the Company to perform critical operating activities including the processing of payroll, accounts receivable and accounts payable and to perform critical analyses such as well reports for drilling fluids customers and testing of E&P waste streams received from customers. The Company also makes use of computers for efficient communications with employees and customers, including extensive use of e-mail systems and the Internet, and is expected to expand its use of such technology in the future. Finally, embedded technology such as microcontrollers are commonly found in equipment used throughout the Company's operations. The complete failure of these systems could have a material negative impact on the operations of the Company. In addition, most of the Company's major suppliers and customers rely heavily on similar computer systems and failures in such systems could disrupt their operations.

         The Company is substantially complete in assessing and addressing Year 2000 issues in its major computer systems. Most of the Company's major systems have been updated in the normal course of business or replaced with applications that are Year 2000 compliant. No system replacements were made or accelerated to comply with Year 2000 issues, but rather were made to address other operating issues.

         In addition to substantially addressing Year 2000 issues in its own critical computer systems, the Company is in the process of contacting its major customers and vendors to assess their progress in addressing their Year 2000 issues. Included with these contacts is a request to address imbedded technology as it relates to their own operations and to products supplied to the Company. The Company expects to have responses from these customers and vendors by the first quarter of 1999. The Company believes that in making these contacts it can minimize the risks associated with Year 2000 failures of such vendors and customers. The Company can give no assurance that the systems of other companies on which the Company's systems rely will be converted or otherwise addressed on time, or that a failure to convert by another company would not have a material adverse effect on the Company.

         While the Company has and will continue to make efforts to address Year 2000 issues, the Company could experience disruptions in its operations as a result of failures in its own systems and those of its major vendors or customers. Accordingly, the Company will develop contingency plans by the end of the second quarter of 1999 to help mitigate the effects of failures, if any.

         To date, the total amount spent on Year 2000 issues has been less than $100,000 and has not been material to the Company's operations or financial condition. Based on current assessments, the Company expects to incur less than $100,000 in additional expenditures to address Year 2000 issues. However, these estimates are subject to revisions based on future assessments and responses from vendors and customers.

         Estimates of the costs or consequences of incomplete or untimely resolution of Year 2000 issues would be speculative. The Company will continue to assess and address Year 2000 issues and expects to fund such efforts through operating cash flows.

FORWARD-LOOKING STATEMENTS

         The foregoing discussion contains `forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. There are risks and uncertainties that could cause future events and results to differ materially from those anticipated by management in the forward-looking statements included in this report. Among these risks and uncertainties are (a) the level of exploration for and production of oil and gas and the industry's willingness to spend capital on environmental and oilfield services; (b) oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital; (c) domestic and international political, military, regulatory and economic conditions; (d) other risks and uncertainties generally applicable to the oil and gas exploration and production industry; (e) any rescission or relaxation of existing regulations affecting the disposal of E&P waste and NORM, failure of governmental authorities to enforce such regulations or the ability of industry participants to avoid or delay compliance with such regulations; (f) future technological change and innovation, which could result in a reduction in the amount of waste being generated or alternative methods of disposal being developed; (g) increased competition in the Company's product lines; (h) the Company's success in integrating acquisitions and (i), the Company's success in replacing its wooden mat fleet with its new composite mats; (j) the Company's ability to obtain the necessary permits to operate its non-hazardous waste disposal wells and its ability to successfully compete in this market; (k) the Company's ability to successfully compete in the drilling fluids markets in the Canadian provinces of Alberta and Saskatchewan, the Permian Basin of West Texas and New Mexico and the Anadarko Basin in Western Oklahoma, where it has only recently entered the market and (l) adverse weather conditions, which could disrupt drilling operations.

PART II


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On August 21, 1998, Newpark acquired Shamrock Drilling Fluids, Inc., an Oklahoma corporation, Perry Trucking, Inc., an Oklahoma corporation, and Fiber Products, Inc., an Oklahoma corporation (collectively, the "Shamrock Companies"), from their stockholders, John M. Ireland and Michele L. Ireland, as trustees and beneficial owners under their respective family trusts. In the acquisition, all of the issued and outstanding shares of capital stock of the Shamrock Companies were exchanged for $4,685,000 in cash and an aggregate of 673,773 shares of Newpark Common Stock, and the Shamrock Companies were merged into a wholly owned subsidiary of Newpark.

         The shares of Newpark Common Stock issued in connection with the acquisition of the Shamrock Companies were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance on the exemption provided by Rule 506 of Regulation D under the Act. The acquisition of the Shamrock Companies was accomplished without any form of general solicitation or general advertisement, and Newpark provided each acquiring party with the information required by Rule 502(b) of Regulation D. Each acquiring party also agreed that the shares of Common Stock acquired will be held for investment purposes and that the representative certificates may bear restrictive legends indicating that the securities may not be freely transferred. In each transaction, Newpark had reasonable grounds to believe that each purchaser was capable of evaluating the merits and risks of the investment and acquired the Common Stock for investment purposes only. Accordingly, Newpark believes that the foregoing transaction was exempt from the registration provisions of the Act pursuant to the exemption provided by Rule 506 of Regulation D, by reason of such transaction being by an issuer and not involving any public offering within the meaning of Section 4(2) of the Act.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27. 1    Financial Data Schedule

         (b)      Reports on Form 8-K

                  The registrant filed a report on Form 8-K on August 28, 1998 relating to the private placement under Regulation S of 550,000 shares of Newpark common stock issued in connection with the acquisition of ProActa Environmental Services, Inc. The registrant filed one other report on Form 8-K on September 22, 1998 to announce that it had settled a previously disclosed dispute concerning obligations under a disposal agreement.

                             NEWPARK RESOURCES, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  November 11, 1998


                                      NEWPARK RESOURCES, INC.




                                      By:  /s/Matthew W. Hardey
                                           -------------------------------------
                                           Matthew W. Hardey, Vice President
                                                 and Chief Financial Officer

                                 Exhibit Index

Exhibit
Number         Description
-------        -----------
 27.1          Financial Data Schedule