Form 10-K405
period 1998-12-31
NEWPARK RESOURCES INC
filed 1999-03-31
CIK 71829

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998         COMMISSION FILE NO. 1-2960

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     At March 25, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $487,619,736. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.

     As of March 25, 1999, a total of 68,884,951 shares of Common Stock, $.01 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13 hereof) is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on May 26, 1999.

                                  Page 1 of 75
===============================================================================

                            NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

ITEM                                                                                PAGE
NUMBER            DESCRIPTION                                                       NUMBER
------            -----------                                                       ------

                  PART I

     1            Business                                                           3

     2            Properties                                                        22

     3            Legal Proceedings                                                 24

     4            Submission of Matters to a Vote of Security Holders               24

                  PART II

     5            Market for the Registrant's Common Equity and
                      Related Stockholder Matters                                   25

     6            Selected Financial Data                                           26

     7            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                           28

     7A           Quantitative and Qualitative Disclosures about Market Risk        40

     8            Financial Statements and Supplementary Data                       42

     9            Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure                        70

                  PART III

     10           Directors and Executive Officers of the Registrant                71

     11           Executive Compensation                                            71

     12           Security Ownership of Certain Beneficial Owners
                      and Management                                                71

     13           Certain Relationships and Related Transactions                    71

                  PART IV

     14           Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K                                                          73


                  Signatures                                                        75

                  Note: The responses to Items 10, 11, 12 and 13 are included in the registrant's definitive Proxy
                           Statement for its Annual Meeting of Stockholders scheduled to be held on May 26, 1999. The required information is incorporated into this Report by reference to such document and is not repeated here.

PART I

ITEM 1.  BUSINESS


GENERAL

         Newpark Resources, Inc.("Newpark" or the "Company") is a leading provider of proprietary environmental services to the oil and gas exploration and production industry, primarily in the U. S. Gulf Coast market. Services provided by the Company, either individually or as part of a comprehensive package, include: (i) processing and disposal of oilfield exploration and production ("E&P") waste; (ii) drilling fluids and associated engineering and technical services; (iii) fluids processing and recycling services at the rig site, (iv) installation, rental and sale of temporary access roads and work sites ("mat rental") in oilfield and other construction applications; and, (v) other related on-site environmental and oilfield construction services. Newpark has begun to offer its drilling fluids, fluids processing and management services and waste disposal services in an integrated service offering which it calls "Minimization Management". The Company believes that by offering this integrated service approach to the needs of its customers it can differentiate itself from its competitors and provide improved economics for its customers' drilling operations.

         Most of the E&P waste received by Newpark is processed for injection into environmentally secure geologic formations deep underground. Certain volumes of waste are delivered to surface disposal facilities. The company maintains the ability to process E&P waste into a product which can be used as daily cover material or cell liner and construction material at two municipal waste landfills, but does not currently utilize this method for a significant volume of waste. Since 1994, Newpark has been licensed to process E&P waste contaminated with naturally occurring radioactive material ("NORM"). The Company currently operates under a license that authorizes the injection of NORM into disposal wells at its Big Hill, Texas, facility, the only offsite facility in the U. S. Gulf Coast licensed for this purpose. In the fourth quarter of 1997, Newpark applied for permits to dispose of non-hazardous industrial waste at a new facility, which will use its E&P waste disposal technology, to be constructed adjacent to its existing NORM facility. The necessary permits were issued in the first quarter of 1999, and the Company expects to enter this new business during the third quarter of 1999.

         Newpark is a full service provider of drilling fluids and associated engineering and technical services in the Gulf Coast market. The Company also markets its services in Mexico through a joint venture with a Mexican company and has recently expanded into Canada by the acquisition of two drilling fluids companies and an environmental service company.

         Newpark focuses on providing unique solutions to highly technical drilling projects involving complex conditions, as these projects require critical engineering support of the fluids system during the drilling process to ensure optimal performance at the lowest total well cost. The Company has developed and begun to market several proprietary and patented products that substitute for environmentally harmful substances commonly used in drilling fluids and that contribute to environmental concern in the waste stream created by drilling. Newpark has recently introduced a new water-based fluid system incorporating these products, and is marketing the system under the DeepDrill(TM) name. The Company believes that these new products will benefit its customers in light of increasingly stringent environmental regulation affecting the drilling operations.

         The Company has established its own barite grinding capacity to provide critical raw materials for its drilling fluids operations and assembled the service infrastructure necessary to participate in the U.S.
Gulf Coast and south Texas markets.

         Newpark provides temporary access roads and worksites in unstable soil conditions, primarily in support of oil and gas exploration operations along the U.S. Gulf Coast using its patented interlocking wooden mat systems. These mats are typically rented to the customer for the duration of use, and are occasionally sold to the customer to provide permanent access to a site or facility. In 1994, Newpark began marketing its mat services for use in the construction of pipelines, electrical distribution systems and highways in and through wetlands environments. This has broadened the geographic area served by Newpark to include the coastal areas of the Southeastern U.S., particularly Florida and Georgia. Newpark also markets its mat services to the oil and gas exploration industries in Venezuela and Canada. In the fourth quarter of 1998, Newpark began utilizing a new composite plastic mat which, Newpark believes, will in many applications replace the wooden mats which have been used since 1988. Newpark believes that the plastic mat provides significant economic benefits due to its lighter weight, greater strength, freedom from repairs and longer useful life.

         Newpark provides other services for its customers' oil and gas exploration and production activities, including site assessment, waste pit design, construction and installation, regulatory compliance assistance, site remediation and closure, and general oilfield construction services, including hook-up and connection of wells and installation of production equipment.

         Newpark was organized in 1932 as a Nevada corporation and in April 1991 changed its state of incorporation to Delaware. The Company's principal executive offices are located at 3850 North Causeway Boulevard, Suite 1770, Metairie, Louisiana 70002, and its telephone number is (504) 838-8222.

INDUSTRY FUNDAMENTALS

         Demand for Newpark's services has historically been driven by several factors: (i) commodity pricing, (ii) oil and gas exploration and production expenditures and activity; (iii) the desire to drill in more environmentally difficult environments, such as the coastal marsh and inland waters near the coastline ("transition zone") of the Gulf Coast, (iv) use of more complex drilling techniques, which tend to generate more waste; and (v) increasing environmental regulation of E&P waste and NORM.

         The demand for most of Newpark's services is related to the level of oil and gas drilling activity as measured by the Baker-Hughes Rotary Rig Count. During the fourth quarter of 1997, the number of drilling rigs working in the U.S. Gulf Coast region reached its highest level since 1990, then began a decline that has continued into the first quarter of 1999. The rig count in the Company's principal market peaked in the first quarter of 1998 and had declined 36% by the end of the fourth quarter. That decline has continued during the first quarter of 1999, recently reaching the lowest level ever recorded in the history of the indicator, which began over 50 years ago.

         Newpark believes that technological advances that have reduced the risk and cost of finding oil and gas are an important factor in the economics faced by the industry. These advances include the use of three-dimensional seismic data and the computer-enhanced interpretation of that data, which increases the likelihood of drilling a successful well, and improved drilling tools and fluids, which facilitate faster drilling and reduce the overall cost. These advances also have increased the willingness of exploration companies to drill in coastal marshes and inland waters, and to drill deeper wells. Such projects rely heavily on services such as those provided by Newpark. Deeper wells require the construction of larger locations to accommodate larger drilling rigs and the equipment for handling drilling fluids and associated wastes. Such locations are generally in service for significantly longer periods, generating additional mat rental revenues. Deeper wells also require more complex drilling fluid programs, which generate wastes that are more difficult and costly to dispose of than those from simpler systems used in shallower wells.

         The oilfield market for environmental services has grown due to increasingly stringent regulations restricting the discharge of exploration and production wastes into the environment. Louisiana, Texas and other states have enacted comprehensive laws and regulations governing the proper handling of E&P waste and NORM, and regulations have been proposed in other states. As a result, generators of waste and landowners have become increasingly aware of the need for proper treatment and disposal of such waste in both the drilling of new wells and the remediation of production facilities.

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

         The Clean Water Act is the primary legislation resulting in these regulations. Between 1990 and 1995, substantially all discharges of waste from drilling and production operations on land (the "onshore subcategory") and in the transition zone (the "coastal subcategory") were prohibited. This "zero discharge" standard has become the expected pattern for the industry. Effective December 4, 1997, discharges of waste from drilling operations in state territorial waters of the Gulf of Mexico (the "territorial waters subcategory"), were prohibited. Newpark immediately noticed an increase in waste volume received from this subcategory in its daily operations. However, as drilling projects in progress as of that date were completed, most of the rigs subsequently moved outside of the area covered by those regulations. Since December 4, 1997, the offshore waters of the Gulf of Mexico have been the only surface waters of the United States into which such waste discharges are allowed. Recent EPA rulemaking efforts have been directed towards the further restriction of discharges into those waters. Recent Federal Register notices indicate that such restrictions are expected by January, 2000. More strict enforcement of the requirements of the Clean Water Act is expected to ultimately result in similar "zero discharge" regulations affecting the offshore waters of the Gulf of Mexico. However, the timing of the implementation of these regulations is uncertain.

         NORM regulations require more stringent worker protection, handling and storage procedures than those required of E&P waste under Louisiana regulations. Equivalent rules governing the disposal of NORM have also been adopted in Texas, and similar regulations have been adopted in Mississippi, New Mexico, and Arkansas.

BUSINESS STRENGTHS

         Proprietary Products and Services. Over the past 15 years, Newpark has acquired, developed, and continues to improve its patented or proprietary technology and know-how which has enabled the Company to provide innovative and unique solutions to oilfield construction and waste disposal problems. The Company has developed and expects to continue to introduce similarly innovative products in its drilling fluids business. Newpark believes that increased customer acceptance of its proprietary products and services will enable it to take advantage of any upturn in drilling and production activity.

         Injection of Waste. Since 1993, Newpark has developed and used proprietary technology to dispose of E&P waste by low-pressure injection into unique geologic structures deep underground. In December 1996, Newpark was issued patents covering its waste processing and injection operations. Newpark believes that its injection technology is currently the most cost-effective method for the offsite disposal of oilfield wastes and that this technology is suitable for disposal of other types of waste. Newpark was recently granted a new permit to construct and operate a non-hazardous industrial waste injection disposal facility in Texas.

         Patented Mats. Newpark owns or licenses several patents that cover its wooden mats and subsequent improvements. To facilitate entry into new markets and reduce the Company's dependence on the supply of hardwoods, Newpark has obtained the exclusive license for a new patented composite mat manufactured from recycled plastics and other materials. Through a 49% owned joint venture that owns and operates the manufacturing facility, Newpark began taking delivery of these mats in the fourth quarter of 1998. The Company expects that over the next three years it will convert the majority of its mat fleet to the new composite product. However, a portion of the fleet will continue to be made up of the wooden mats.

         Low Cost Infrastructure. Newpark has assembled an infrastructure in the U.S. Gulf Coast region that includes injection disposal sites, transfer stations, barges, mat inventories, mat service centers, a hardwood sawmill to produce lumber for the construction of mats, drilling fluids distribution centers, service facilities and barite mills to supply raw materials for the make-up of drilling fluids.

         Integration of Services. Newpark believes it is one of the few companies in the U.S. Gulf Coast able to provide a package of integrated services and offer a "one-stop shop" approach to solving customers' problems.

         Beginning in mid-1998, Newpark has offered a unique integrated package of services that include the provision of the fluids, the on-site processing of the material returned from the well bore to better separate the cuttings or tailings from the fluids, and the disposal of the tailings and associated waste products. Newpark believes that its separation technology is significantly more effective than conventional equipment, resulting in more complete separation of fluids from waste, reducing both the quantity of fluids needed to drill the well and the total volume of waste taken off site for disposal, thereby reducing the customer's well cost.

         Newpark's mats provide the access roads and work sites for a majority of the land drilling in the Gulf Coast market. Its on-site and off-site waste management services are frequently sold in combination with mat rental services. Newpark's entry into the drilling fluids business has created the opportunity for it to market drilling fluids with other related services, including technical and engineering services, disposal of used fluids and other waste material, construction services, site cleanup and site closure. Consequently, Newpark believes that it is uniquely positioned to take advantage of the industry trend towards outsourcing and vendor consolidation.

         Experience in the Regulatory Environment. Newpark believes that its operating history provides it with a competitive advantage in the highly regulated oilfield waste disposal business. As a result of working closely with regulatory officials and citizens' groups, Newpark has gained acceptance for its proprietary injection technology and has received a series of permits for the Company' s disposal facilities, including a permit allowing the disposal of NORM at Newpark's Big Hill, Texas facility. These permits enable Newpark to expand its business and operate cost-effectively. Newpark believes that its proprietary injection method is superior to alternative methods of disposal of oil field wastes, including landfarming, because injection provides greater assurance that the waste is permanently isolated from the environment and will not contaminate adjacent property or groundwater. Newpark further believes that increasing environmental regulation and activism will inhibit the widespread acceptance of other disposal methods and the permitting of additional disposal facilities.

         Experienced Management Team. Newpark's executive and operating management team has built and augmented Newpark's capabilities over the past ten years, allowing it to develop a base of knowledge and a unique understanding of the oilfield construction and waste disposal markets. Newpark's executive and operating management team has an average of 22 years of industry experience, and an average of 10 years with Newpark, including several who have been with Newpark for 20 years or more. Newpark has strengthened its management team by retaining key management personnel of the companies it has acquired and by attracting additional experienced personnel.

BUSINESS STRATEGY

         Implement Newpark's Minimization Management Concept. Newpark's strategy is to integrate its operations to provide a "one-stop shop" approach to solving customers' problems. By integrating its drilling fluids solids control services, and waste disposal services with other on-site services, Newpark intends to provide a comprehensive solution to the management of the total fluids stream. Newpark calls this concept "Minimization Management" and believes that its ability to provide a comprehensive package of products and services reduces the total cost to the customer and increases operating efficiency.

         Service and Product Extensions. Newpark believes that it can apply the waste processing and injection technology it has pioneered and developed in the oil and gas exploration industry to other industrial waste markets. Initially, Newpark intends to focus on wastes generated in the petrochemical processing and refining industries, as many potential customers in these industries are located in the markets already served by Newpark, and certain wastes generated by these industries have many of the same characteristics as the E&P waste currently handled by Newpark. In addition, Newpark will continue to evaluate the applicability of its injection disposal methods to other industrial waste streams. Newpark has begun using a composite plastic mat system to enhance its current mat fleet and expand into new markets. Newpark believes that these composite mats may have certain military and emergency response applications for which the wooden mats were not suitable due to their limited storage life.

         Cost Reductions. Since the third quarter of 1998, Newpark has implemented a program of operating cost and expense reductions throughout the company in order to reposition its operations for the current low level of activity. Newpark will continue to pursue cost reductions in its existing operations to increase margins.

         Newpark has implemented washwater recycling facilities at its principal E&P waste transfer stations. These methods allow Newpark to reduce the volume of waste transported and disposed of in its injection wells. Newpark intends to continue to consolidate certain facilities, supply and purchasing functions in its drilling fluids business to eliminate duplicate costs, and take advantage of manufacturer direct pricing, volume discounts and rail transportation efficiencies.

DESCRIPTION OF BUSINESS

E & P WASTE DISPOSAL

         E&P Waste Processing. In most jurisdictions, E&P waste, if not treated for discharge or disposed of on the location where it is generated, must be transported to a licensed E&P waste disposal or treatment facility. Three primary alternatives for offsite disposal of E&P waste are available to generators in the U.S. Gulf Coast: (i) underground injection (see "Injection Wells"); (ii) disposal in surface facilities; and (iii) processing and conversion into a reuse product. In addition, a portion of the waste can be recycled into a drilling fluids product.

         The volume of waste handled by the Company in 1996, 1997 and 1998 is summarized in the table below:

(barrels in thousands)              1998      1997      1996
----------------------              ----      ----      ----
Drilling and Production            4,746     5,329     3,588
Remediation Activity                 206        92       368
                                   -----     -----     -----
Total                              4,952     5,421     3,956


         In August 1996, Newpark completed the acquisition of substantially all of the marine-related E&P waste collection operations, excluding landfarming facilities and associated equipment of its largest competitor. In the acquisition, Newpark acquired certain leases associated with five transfer stations located along the U.S. Gulf Coast and three receiving docks at the landfarm facilities now operated by a subsidiary of U. S. Liquids, Inc. The acquisition significantly increased Newpark's E&P waste disposal business.

         Newpark operates nine receiving and transfer facilities located along the U.S. Gulf Coast from Venice, Louisiana, to Corpus Christi, Texas. Waste products are collected at the transfer facilities from three distinct exploration and production markets: offshore; land and inland waters; and from remediation operations at well sites and production facilities. These facilities are supported by a fleet of 36 double-skinned barges certified by the U. S. Coast Guard to transport E&P waste. Waste received at the transfer facilities is transported by barge through the Gulf Intracoastal Waterway to Newpark's processing and transfer facility at Port Arthur, Texas, and trucked to injection disposal facilities at Fannett, Texas. Since the third quarter of 1995, the Fannett facility has served as Newpark's primary E&P waste injection facility.

         Improved processing equipment and techniques and increased injection capacity has reduced the volume of waste processed for reuse and delivered to local municipal landfills as a reuse product. Landfills are required by regulations to cover the solid waste deposited in the facility daily with earth or other inert material. Newpark's reuse product is deposited at either the City of Port Arthur Municipal Landfill or the City of Beaumont Municipal Landfill for use as cover or construction material pursuant to contracts with the respective cities. Newpark also has developed alternative uses for the product as roadbase material or construction fill material.

         NORM Processing and Disposal. Many alternatives are available to the generator for the treatment and disposal of NORM. These include both chemical and mechanical methods designed to achieve volume reduction, on-site burial of encapsulated NORM within old well bores and soil washing and other techniques of dissolving and suspending the radium in solution for onsite injection of NORM liquids. When the application of these techniques are not economically competitive with offsite disposal, or insufficient to bring the site into compliance with applicable regulations, the NORM must be transported to a licensed storage or disposal facility. Newpark was initially licensed to operate a NORM disposal business in September 1994 and began operations October 21, 1994. Since May 21, 1996, Newpark has disposed of NORM by injection disposal at its Big Hill, Texas facility. During 1998, Newpark received 16,500 barrels of NORM contaminated waste, as compared to 52,400 barrels in 1997 and 143,500 barrels in 1996.

         Non-hazardous Industrial Waste. In September 1997, Newpark began the licensing process to obtain authority to build and operate a facility that will process and dispose of non-hazardous industrial waste. The permits were issued in February 1999, and operations are expected to begin by the third quarter of 1999. Initially, Newpark intends to focus on wastes generated in the petrochemical processing and refining industries.

         Injection Wells. Newpark's injection technology is distinguished from conventional methods in that it utilizes very low pressure, typically under 100 pounds psi, to move the waste into the injection zone. Conventional wells typically use pressures of 2,000 pounds psi or more. In the event of a formation failure or blockage of the face of the injection zone, such pressure can force waste material beyond the intended zone, posing a potential hazard to the environment. The low pressure used by Newpark is inadequate to drive the injected waste from its intended geologic injection zone.

         Newpark began using injection for disposal of E&P waste in April 1993. Under a permit from the Texas Railroad Commission, Newpark began to develop a 50 acre injection well facility in the Big Hill Field in Jefferson County, Texas. During 1995, Newpark licensed and built a new injection well facility at a 400 acre site near Fannett, Texas, which was placed in service in September 1995 and now serves as Newpark's primary facility for the disposal of E&P waste. The Company has subsequently acquired several additional injection disposal sites, and now holds an inventory of approximately 1,250 acres of injection disposal property in Texas and Louisiana.

         Newpark has identified a number of additional sites in the U.S. Gulf Coast region as suitable for disposal facilities, has received permits for one additional site in Texas, and plans to file for additional permit authority in Louisiana. Newpark believes that its current processing and disposal capacity will be adequate to provide for expected future demand for its oilfield waste disposal and other environmental services.

         Newpark believes that its patented injection technology has application to other industrial waste markets and waste streams. In January 1997, Newpark acquired approximately 400 acres of mineral assets, including 120 surface acres adjacent to its Big Hill site, part of which it is developing into an industrial waste disposal facility. A permit was received for this facility in March, 1999, and operations are expected to begin in the third quarter of 1999.

FLUIDS SALES AND ENGINEERING

         Newpark entered the drilling fluids market as a means of distributing recycled products recovered from its waste business and to provide environmentally safe high performance fluid systems. In response to weak pricing due to current market conditions, the Company has temporarily suspended its offsite recycling operations, but maintains the capability of producing this product, and expects to resume recycling operations when market conditions permit. The capacity to provide complete drilling fluids service to its customers was a key step towards implementation of Newpark's Minimization Management strategy. Newpark focuses on highly technical drilling projects involving complex conditions, such as deep horizontal drilling or deep water drilling. These projects require constant monitoring and critical engineering support of the fluids system during the drilling process.

         In February 1997, Newpark completed the acquisition of SBM (now known as Newpark Drilling Fluids, Inc.), a full-service provider of drilling fluids and associated engineering and technical services to the onshore and offshore oil and gas exploration industry in the Gulf Coast market. Newpark has subsequently expanded its drilling fluids operations through additional acquisitions in order to broaden its customer base and obtain the services of key employee-owners of the acquired companies. During 1997, these acquisitions included four retail drilling fluids companies, one wholesale drilling fluids company and one specialty chemical company. In November 1997, Newpark completed the acquisition of certain Louisiana and Texas assets of Anchor Drilling Fluids USA, Inc., which have enhanced Newpark's service capability in the offshore Gulf of Mexico. During 1998, the Company completed ten acquisitions by which it extended its service area to west Texas, Oklahoma, and Canada, and strengthened its market position on the Gulf Coast.

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

MAT RENTAL AND INTEGRATED SERVICES

Mat rental and sales.

          In 1988, Newpark acquired the right to use, in Louisiana and Texas, a patented prefabricated interlocking wooden mat system for the construction of drilling and work sites, which displaced the use of individual hardwood boards. This system is quicker to install and remove than individual hardwood boards, substantially reducing labor costs. Prefabricated mats are also stronger, easier to repair and maintain, and generate less waste material during construction and removal. In 1994, Newpark acquired the exclusive right to use this system in the continental U.S. for the life of the patent. The most recent patents expire in 2007. The original holder of the patent continues to fabricate the mats for Newpark and acts as a distributor of mats for non-oilfield applications. As of December 31, 1998, Newpark had approximately 186,000 wooden mats in inventory, including mats in Venezuela and Canada.

         Beginning in 1994, Newpark began exploring other products which could substitute for wood in the construction of mats. In 1997, the Company formed a joint venture to manufacture a new plastic mat designed to be lighter, stronger, and more durable than the wooden mats currently in use. The manufacturing facility was completed in the third quarter of 1998 and immediately began production of the new composite mats. Newpark has taken delivery of 3,500 of the composite mats since production began in September 1998. Newpark expects the facility's production rate to increase to approximately 3,000 mats per month by the fourth quarter of 1999. While the Company intends to replace a large portion of its wooden mats with composite mats, it will maintain some level of wooden mats in its fleet.

         Markets. Newpark provides mats to the oil and gas industry to ensure all-weather access to exploration and production sites in the unstable soil conditions common along the onshore Gulf of Mexico. Newpark also provides access roads and temporary work sites to the pipeline, electrical utility and highway construction industries where protection of the soil is required by environmental regulations or to assure productivity in unstable soil conditions. Newpark has performed projects in connection with pipeline, electrical utility and highway construction projects in Georgia, Florida, Texas and Louisiana. Revenue from this source was approximately $5.8 in 1996, approximately $1.4 million in 1997 and approximately $4.5 million in 1998. Newpark believes that the decline in revenues in 1997 was caused by deferral of capital expenditures in the electric utility industry while the industry adjusted to deregulation and that the subsequent increase in 1998 reflects the resumption of normal capital spending patterns.

         Rerentals and Sales. Drilling and work sites are typically rented by the customer for an initial period of 60 days. Often, the customer extends the rental term for additional 30 day periods, resulting in additional revenues to Newpark. These rerental revenues provide higher margins because only minimal incremental depreciation and maintenance costs accrue to each rerental period. Factors which may increase rerental revenue include: (i) the trend toward increased activity in the "transition zone"; (ii) a trend toward deeper drilling, taking a longer time to reach the desired target; and (iii) the increased frequency of commercial success, requiring logging, testing, and completion (hook-up), extending the period during which access to the site is required. Occasionally, the mats are purchased by the customer when a site is converted into a permanent worksite.

         International Markets.

         Venezuela. The Venezuelan government has enacted legislation designed to speed the opening of its petroleum sector to foreign investment, including international oil companies, in furtherance of a national objective of increasing that country's production of oil to five million barrels per day by the year 2005. Many of the international oil companies investing in Venezuela are existing customers of Newpark. As of December 31, 1998, Newpark had approximately 19,000 mats in inventory in Venezuela. Newpark expects that activity in Venezuela will increase as further exploration concessions are granted.

         Canada. The Company began shipping mats to Canada in the first quarter of 1998, and believes that the Canadian market will develop somewhat more quickly than other international markets. At December 31, 1998, approximately 7,000 mats had been shipped to this new market.

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

         Pit Design, Construction and Drilling Waste Management. Where permitted by regulations and landowners, under its Environmentally Managed Pit ("EMP") Program, Newpark constructs waste pits at drilling sites and monitors the waste stream produced in drilling operations and the contents and condition of the pits with the objective of minimizing the amount of waste generated on the site. Where possible, Newpark disposes of waste onsite by landfarming, through chemical and mechanical treatment of liquid waste and by annular injection into a suitably permitted underground formation. Waste water treated onsite may be reused in the drilling process or, where permitted, discharged into adjacent surface waters.

         Regulatory Compliance. Throughout the drilling process, Newpark assists the operator in interfacing with the landowner and regulatory authorities. Newpark also assists the operator in obtaining necessary permits and in complying with record maintenance and reporting requirements.

         Site Remediation.

         E&P Waste (Drilling). At the completion of the drilling process, under applicable regulations, wastewater on the site may be chemically and/or mechanically treated to eliminate its waste-like characteristics and discharged into surface waters. Other waste that may not remain on the surface of the site may be land-farmed on the site or injected under permit into geologic formations to minimize the need for offsite disposal. Any waste that cannot, under regulations, remain onsite is manifested and transported to an authorized facility for processing and disposal at the direction of the generator or customer.

         E&P Waste (Production). Newpark also provides services to remediate production pits and inactive waste pits, including those from past oil and gas drilling and production operations. Newpark provides the following remediation services: (i) analyzing of the contaminants present in the pit and determining whether remediation is required by applicable state regulation; (ii) treating waste onsite and, where permitted, reintroducing that material into the environment; and (iii) removing, containerizing and transportating E&P waste to Newpark's processing facility.

         NORM. In January 1994, Newpark became a licensed NORM contractor, allowing Newpark to perform site remediation work at NORM contaminated facilities in Louisiana and Texas, and subsequently have received licenses to perform NORM remediation in other states. Because of the need for increased worker-protective equipment, extensive decontamination procedures and other regulatory compliance issues at NORM facilities, the cost of providing such services is materially greater than at E&P waste facilities and such services generate proportionately higher revenues and operating margins than similar services at E&P waste facilities.

         Site Closure. Site closure services are designed to restore a site to its pre-drilling condition, replanted with native vegetation. Closure also involves delivery of test results indicating that closure has been completed in compliance with applicable regulations. This information is important to the customer because the operator is subject to future regulatory review and audits. In addition, the information may be required on a current basis if the operator is subject to a pending regulatory compliance order.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS AND EQUIPMENT

         Newpark believes that its sources of supply for any materials or equipment used in its businesses are adequate for its needs and that it is not dependent upon any one supplier. Newpark acquires the majority of its hardwood needs in its mat business from its own sawmill. The hardwood logs are obtained from loggers who operate in relatively close proximity to the mill. Barite used in Newpark's drilling fluids business is provided by its specialty milling company and, to a limited extent, by E&P waste recycling. In addition, barite is obtained from third party mills under contract grinding arrangements. The raw barite ore used by the mills is obtained under supply agreements from foreign sources. Other materials used in the drilling fluids business are obtained from various third party suppliers. No serious shortages or delays have been encountered in obtaining any raw materials and Newpark does not currently anticipate any such shortages or delays.

         Newpark obtains certain patented chemical compounds under long-term supply contracts with various chemical manufacturers. Newpark owns the patent rights for these products, and if the current supplier is unable to provide the products in sufficient quantities, Newpark believes that it can arrange suitable supply agreements with other manufacturers.

         The new composite mats, which are intended to substantially replace the Company's current mat fleet, are manufactured through a joint venture in which Newpark has a 49% interest. The resins, chemicals and other materials used to manufacture the mats are widely available in the market.

         Logging activities are generally conducted during the drier weather months of May through November. During this period, inventory increases significantly at the sawmill and is consumed throughout the remainder of the year. Raw barite is imported primarily from China and India. Due to the lead times involved in obtaining barite, a 90 day or greater supply of barite is maintained at the grinding facilities at all times.

PATENTS AND LICENSES

         Newpark seeks patents and licenses on new developments whenever feasible. On December 31, 1996, Newpark was granted a U.S. patent on its E&P waste and NORM waste processing and injection disposal system. Newpark has the exclusive, worldwide license for the life of the patent to use, sell and lease the wooden and composite mats that it uses in connection with its site preparation business. The licensor of the wooden mats continues to fabricate the mats for Newpark and has the right to sell mats in locations where Newpark is not engaged in business, but only after giving Newpark the opportunity to take advantage of the opportunity itself. Newpark has the exclusive right to the use and resale of the new composite mats. Both licenses are subject to a royalty which Newpark can satisfy by purchasing specified quantities of mats annually from the licensor. In its drilling fluids business, the Company has obtained a patent on its DeepDrillTM product and owns the patent on the two primary components of this product. The Company has obtained the exclusive right to use two patented oilfield processing units, which are essential to its MM process.

         The utilization of proprietary technology and systems is an important aspect of Newpark's business strategy. For example, Newpark relies on a variety of unpatented proprietary technologies and know-how in the processing of E&P waste. Although Newpark believes that this technology and know-how provide it with significant competitive advantages in the environmental services business, competitive products and services have been successfully developed and marketed by others. Newpark believes that its reputation in its industry, the range of services offered, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements are of equal or greater competitive significance than its existing proprietary rights.

CUSTOMERS

         Newpark's customers are principally major and independent oil and gas exploration and production companies operating in the U.S. Gulf Coast area, with the vast majority of Newpark's customers concentrated in Louisiana and Texas.

         During the year ended December 31, 1998, approximately 44% of Newpark's revenues were derived from 20 major customers, including five major oil companies, and no one customer accounted for more than 10% of the Company's consolidated revenues. Given current market conditions and the nature of the products involved, Newpark does not believe that the loss of any single customer would have a material adverse effect upon Newpark.

         Newpark performs services either pursuant to standard contracts or under longer term negotiated agreements. As most of Newpark's agreements with its customers are cancelable upon limited notice, Newpark's backlog is not significant.

         Newpark does not derive a significant portion of its revenues from government contracts of any kind.

COMPETITION

         Newpark operates in several niche markets where it is a leading provider of services. In Newpark's disposal business, Newpark often competes with its major customers, who continually evaluate the decision whether to use internal disposal methods or utilize a third party disposal company such as Newpark. Other product markets are fragmented and highly competitive, with many competitors providing similar products and services to the industry. In the drilling fluids industry, Newpark faces competition from both larger companies that may have broader geographic coverage, and smaller companies that may have lower capital cost structures.

         Newpark believes that the principal competitive factors in its businesses are price, reputation, technical proficiency, reliability, quality, breadth of services offered and managerial experience. Newpark believes that it effectively competes on the basis of these factors and that its competitive position benefits from its proprietary position with respect to the patented mat system used in its site preparation business, its proprietary treatment and disposal methods for both E&P waste and NORM waste streams and its ability to provide its customers with an integrated well site management program including environmental, drilling fluids and general oilfield services. Additionally, it is often more efficient for the site operator to contract with a single company that can prepare the well site and provide the required onsite and offsite environmental services. Newpark believes that its ability to provide a number of services as part of a comprehensive program enables Newpark to price its services competitively.

ENVIRONMENTAL DISCLOSURES

         Newpark has sought to comply with all applicable regulatory requirements concerning environmental quality. Newpark has made, and expects to continue to make, the necessary expenditures for environmental protection and compliance at its facilities, but does not expect that these will become material in the foreseeable future. No material expenditures for environmental protection or compliance were made during 1997 or 1998.

         Newpark derives a significant portion of its revenue from providing environmental services to its customers. These services have become necessary in order for these customers to comply with regulations governing the discharge of materials into the environment. Substantially all of Newpark's capital expenditures made in the past several years, and those planned for the foreseeable future, are directly or indirectly influenced by the needs of customers to comply with such regulations.

EMPLOYEES

         At February 28, 1999, Newpark employed 1,242 full and part-time personnel, none of which are represented by unions. Newpark considers its relations with its employees to be satisfactory.

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

         NORM. Naturally Occurring Radioactive Material, or NORM, is present throughout the earth's crust at very low levels. Among the radioactive elements, only Radium 226 and Radium 228 are slightly soluble in water. Because of their solubility, which can carry them into living plant and animal tissues, these elements may present a hazard. Radium 226 and Radium 228 can be leached out of hydrocarbon bearing strata deep underground by salt water which is produced with the hydrocarbons. Radium can coprecipitate with scale out of the production stream as it is drawn to the surface and encounters a pressure or temperature change in the well tubing or production equipment, forming a rust-like scale. This scale contains radioactive elements which, over many years, can become concentrated on tank bottoms or at water discharge points at production facilities. Thus, NORM waste is E&P waste that has become contaminated with these radioactive elements above concentration levels defined by state regulatory authorities.

         Newpark's business is affected both directly and indirectly by governmental regulations relating to the oil and gas industry in general, as well as environmental, health and safety regulations that have specific application to Newpark's business. Newpark, through the routine course of providing its services, handles and profiles hazardous regulated material for its customers. Newpark also handles, processes and disposes of nonhazardous regulated materials. This section discusses various federal and state pollution control and health and safety programs that are administered and enforced by regulatory agencies, including, without limitation, the U.S. Environmental Protection Agency ("EPA"), the U.S. Coast Guard, the U.S. Army Corps of Engineers, the Texas Natural Resource Conservation Commission, the Texas Department of Health, the Texas Railroad Commission, the Louisiana Department of Environmental Quality and the Louisiana Department of Natural Resources. These programs are applicable or potentially applicable to Newpark's current operations. Although Newpark intends to make capital expenditures to expand its environmental services capabilities in response to customers' needs, Newpark believes that it is not presently required to make material capital expenditures to remain in compliance with federal, state and local provisions relating to the protection of the environment.

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

         Although Newpark primarily handles oilfield waste classified as E&P waste, this waste typically contains constituents designated by the EPA as hazardous substances under RCRA, despite the current exemption of E&P waste from hazardous substance classification or another applicable federal statute. Where Newpark's operations result in the release of hazardous substances, including releases at sites owned by other entities where Newpark performs its services, Newpark could incur CERCLA liability. Previously owned businesses also may have disposed or arranged for disposal of hazardous substances that could result in the imposition of CERCLA liability on Newpark in the future. In particular, divisions and subsidiaries previously owned by Newpark were involved in extensive mining operations at facilities in Utah and Nevada and in waste generation and management activities in numerous other states. These activities involved substances that may be classified as RCRA hazardous substances. Any of those sites or activities potentially could be the subject of future CERCLA damage claims.

         With the exception of the sites discussed in "Environmental Proceedings" below, Newpark is not aware of any present claims against it that are based on CERCLA or comparable state statutes. Nonetheless, the identification of additional sites at which clean-up action is required could subject Newpark to liabilities which could have a material adverse effect on Newpark's consolidated financial statements.

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

         The Clean Water Act also imposes requirements that are applicable to Newpark's customers and are material to its business. EPA Region 6, which includes Newpark's market, continues to issue new and amended National Pollutant Discharge Elimination System ("NPDES") general permits further limiting or restricting substantially all discharges of produced water from the Oil and Gas Extraction Point Source Category into waters of the United States. These permits include:

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

         2) Permits for produced water and produced sand discharges into coastal waters of Louisiana and Texas were issued on January 9, 1995 (60 Fed. Reg. 2387). Coastal means "waters of the United States...located landward of the territorial seas". Under these regulations, all such discharges were required to cease by January 1, 1997.

         3) The Outer Continental Shelf ("OSC") permit covering oil and gas operations in federal waters in the Gulf (seaward of the Louisiana and Texas territorial seas) was reissued in November 1992 and modified in December 1993. The existing permit was combined with a new source permit on August 9, 1996 (61 Fed. Reg. 41609). This permit prohibits certain discharges of drilling fluids and drill cuttings and includes stricter limits for oil and grease concentrations in produced waters to be discharged. These limits are based on the Best Available Treatment ("BAT") requirements contained in the Oil and Gas Offshore Subcategory national guidelines which were published March 4, 1993. Additional requirements include toxicity testing and bioaccumulation monitoring studies of proposed discharges. The general permit for the Western portion of the Gulf of Mexico was reissued on November 2, 1998 (63 Fed. Reg. 58722) with very few changes. However, on February 3, 1999 (64 Fed. Reg. 5488) the EPA issued a proposed rule that will establish effluent limitation guidelines for synthetic-based and other non-aqueous drilling fluids. One of the proposed guidelines is a discharge limit of 10.2 % for drilling fluid retained on cuttings. Newpark believes that companies will likely require additional solids handling technology in order to achieve the proposed limit and that it has access to technology capable of meeting this standard. The comment period for this proposed rule currently is scheduled to end on May 4, 1999.

         4) A permit for the territorial seas of Louisiana was issued on November 4, 1997 (62 Fed. Reg. 59687). The permit became effective on December 4, 1997, except for the water quality based limits and certain monitoring requirements that became effective May 4, 1998. The permit prohibits the discharge of drilling fluids, drill cuttings and produced sand. Produced water discharges are limited for oil and grease, toxic metals, organics, and chronic toxicity. The territorial seas part of the Offshore Subcategory begins at the line of ordinary low water along the part of the coast which is in direct contact with the open sea, and extends out three nautical miles. This permit covers both existing sources and new sources. All discharges in state waters must comply with any more stringent requirements contained in Louisiana Water Quality Regulations, LAC 33.IX.7.708. Newpark believes that a similar permit will be proposed for the Texas territorial seas in the future.

         The combined effect of all these permits closely approaches a "zero discharge standard" affecting all waters except those of the OCS. Newpark and many industry participants believe that these permits and the requirements of the Clean Water Act may ultimately lead to a total prohibition of overboard discharge in the Gulf of Mexico.

         The Clean Air Act. The Clean Air Act provides for federal, state and local regulation of emissions of air pollutants into the atmosphere. Any modification or construction of a facility with regulated air emissions must be a permitted or authorized activity. The Clean Air Act provides for administrative and judicial enforcement against owners and operators of regulated facilities, including substantial penalties. In 1990, the Clean Air Act was reauthorized and amended, substantially increasing the scope and stringency of the Clean Air Act's requirements. The Clean Air Act has very little impact on Newpark's operations.

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

         State Regulation. In 1986, the Louisiana Department of Natural Resources ("DNR") promulgated Order 29-B. Order 29-B contains extensive rules governing pit closure and the generation, treatment, storage, transportation and disposal of E&P waste. Under Order 29-B, onsite disposal of E&P waste is limited and is subject to stringent guidelines. If these guidelines cannot be met, E&P waste must be transported and disposed of offsite in accordance with the provisions of Order 29-B. Moreover, under Order 29-B, most, if not all, active waste pits must be closed or modified to meet regulatory standards; those pits that continue to be allowed may be used only for a limited time. A material number of these pits may contain concentrations of radium that are sufficient to require the waste material to be categorized as NORM.

         The DNR issued three emergency rules for oilfield waste testing during 1998. The rules call for comprehensive and systematic testing of oilfield waste disposed at commercial facilities throughout the State of Louisiana. All E&P waste generated within or without Louisiana, including offshore Louisiana (state and federal waters), that is to be transported to a commercial facility in the State of Louisiana must be sampled at the point of generation in accordance with the emergency rule. Newpark understands that the DNR intends to use the collected data to revise Statewide Order 29-B, possibly as early as the summer of 1999. The three rules were effective as of May 1, August 29 and October 1, 1998, and each rule, by law, remained effective for a period of only 120 days. The DNR has continued the requirement for oilfield waste testing in a fourth emergency rule that became effective as of January 29, 1999.

         Rule 8 of the Texas Railroad Commission also contains detailed requirements for the management and disposal of E&P waste and Rule 94 governs the management and disposal of NORM. In addition, Rule 91 regulates the cleanup of spills of crude oil from oil and gas exploration and production activities, including transportation by pipeline. In general, contaminated soils must be remediated to total petroleum hydrocarbons content of less than 1%. The State of Texas also has established an Oilfield Cleanup Fund to be administered by the Texas Railroad Commission to plug abandoned wells if the Commission deems it necessary to prevent pollution, and to control or clean up certain oil and gas wastes that cause or are likely to cause pollution of surface or subsurface water. Other states (New Mexico, Mississippi, Arkansas) where the Company operates have similar regulations. Oklahoma is presently in the process of drafting NORM oil and gas regulations. Newpark recently received the first specific license to conduct NORM remediation in Arkansas.

         Many states maintain licensing and permitting procedures for the construction and operation of facilities that emit pollutants into the air. In Texas, the Texas Natural Resource Conservation Commission (the "TNRCC") requires companies that emit pollutants into the air to apply for an air permit or to satisfy the conditions for an exemption. Newpark has obtained certain air permits and believes that it is exempt from obtaining other air permits at its Texas facilities, including its Port Arthur, Texas, E&P waste facility. Newpark met with the TNRCC and filed for an air permit exemption for its Port Arthur facility in the fall of 1991, which exemption was granted by the TNRCC. A subsequent renewal letter was filed and granted in 1995. Based upon communications with the TNRCC, Newpark expects that its operations at the Port Arthur facility will continue to remain exempt from air permitting requirements. However, should it not remain exempt, Newpark believes that compliance with the permitting requirements of the TNRCC would not have a material adverse effect on the consolidated financial statements of Newpark.

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

         Newpark owns an office building in Lafayette, Louisiana, consisting of approximately 35,000 square feet, to house the administrative offices of its E&P waste disposal and mat and integrated services segments.

         The Company leases a total of approximately 39,000 square feet of office space in Houston, Texas, to house the administrative offices of its fluids sales and engineering segment. These various leases have an aggregate annual rent of $367,000 and expire at various terms through October 2000.

         Newpark's Port Arthur, Texas, E&P waste facility, which is used in its E&P waste disposal segment, is subject to annual rentals aggregating approximately $556,000 under three separate leases. A total of six acres are under lease with various expiration dates through September 2002, all with extended options to renew.

         Newpark owns two injection disposal sites, which are used in its E&P waste disposal segment, in Jefferson County, Texas, one on 50 acres of land and the other on 400 acres. Eight wells are currently operational at these sites. In January 1997, Newpark completed the purchase of 120 acres located adjacent to one of the disposal sites. Newpark plans to use this property as an industrial waste injection disposal facility. Newpark also has acquired an additional injection facility, which includes two active injection wells on 37 acres of land, adjacent to its Big Hill, Texas facility.

         In October 1997, Newpark acquired land and facilities in Andrews, Big Springs, Plains and Fort Stockton, Texas at which brine is extracted and sold and E&P waste is disposed of in the salt domes or caverns created by the extraction process. A total of 125 acres of land was acquired in this transaction which is used in its E&P waste disposal segment

         Newpark maintains a fleet of 36 double-skinned barges, which are used in its E&P waste disposal segment, of which 6 are owned by the Company, and 30 are under lease with terms from five to ten years. The barges are used to transport waste to processing stations and are certified for this purpose by the
U. S. Coast Guard. Annual rentals under the barge leases totaled approximately $2.4 million during 1998.

         The Company operates two specialty product grinding facilities used in its fluids sales and engineering segment. One is located on 6.6 acres of leased land in Channelview, Texas, with an annual rental rate of $12,000, and the other is located on 13.7 acres of leased land in New Iberia, Louisiana, with an annual rental rate of $75,000.

         In the Company's E&P waste disposal segment, the Company uses nine leased facilities located along the Gulf Coast at an annual aggregate rental of $834,000. In the Company's fluids sales and engineering segment, the Company serves customers from five leased bases located along the Gulf Coast at an annual aggregate rental rate of $434,000.

         Newpark owns 80 acres occupied as a sawmill facility near Batson, Texas, which is used in the mat and integrated services segment.

         Due to growth in certain of Newpark's market areas, the Company has undertaken efforts to expand the capacity of a number of its facilities. The Company is currently constructing a new facility for its proposed industrial disposal facility. In addition, the Company is working on plans for a new leased offshore base, which will replace several of its current bases used in the E&P waste disposal and fluids sales and engineering segments. The Company has leased approximately 104,000 square feet of space in a new office building in Houston, which is under construction. This space will be used to relocate all of the Company's operations located in the Houston area.

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

         Newpark continues to be involved in the voluntary cleanup associated with the DSI sites in southern Mississippi. This includes three facilities known as Clay Point, Lee Street and Woolmarket. The Mississippi Department of Environmental Quality is overseeing the cleanup. The DSI Technical Group that represents the potentially responsible parties, including Newpark, has awarded a contract to Newpark to do the remaining remediation work at the three sites. This cleanup should be completed in 1999 except for some continuing ground water monitoring.

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

         Recourse against its insurers under general liability insurance policies for reimbursement of cost and expense in the foregoing actions is uncertain as a result of conflicting court decisions in similar cases. In addition, certain insurance policies under which coverage may be afforded contain self-insurance levels that may exceed Newpark's ultimate liability.

         Newpark believes that any liability incurred in the foregoing matters will not have a material adverse effect on Newpark's consolidated financial statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None

PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         Newpark's common stock is traded on the New York Stock Exchange under the symbol "NR".

         The following table sets forth the range of the high and low sales prices for the periods indicated.


         Period                                                                 High              Low
         ------                                                                 ----              ---
1997

        1st Quarter                                                        $    12.375        $   9.188
        2nd Quarter                                                        $    16.875        $   9.875
        3rd Quarter                                                        $    20.000        $  14.250
        4th Quarter                                                        $    22.500        $  14.750

1998

        1st Quarter                                                        $    20.313        $  12.000
        2nd Quarter                                                        $    25.375        $   9.750
        3rd Quarter                                                        $    12.875        $   5.500
        4th Quarter                                                        $    10.000        $   5.313

         At December 31, 1998, the Company had 3,010 stockholders of record.

         Newpark does not intend to pay any cash dividends in the foreseeable future, and the Board of Directors currently intends to retain earnings for use in Newpark's business. In addition, Newpark's credit facility and the Indenture relating to its outstanding Senior Subordinated Notes contain covenants which significantly limit the payment of dividends on the common stock.

ITEM 6.       SELECTED FINANCIAL DATA

         The selected consolidated historical financial data presented below for the five years ended December 31, 1998, are derived from the audited consolidated financial statements of Newpark and have been restated to reflect:
(i) Several acquisitions made during 1997 and 1998 which were accounted for as poolings of interests; (ii) a two-for-one split of Newpark's common stock effective May 1997; and (iii) a 100% stock dividend issued by Newpark in November 1997. The following data should be read in conjunction with the Consolidated Financial Statements of Newpark and the Notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                                      YEARS ENDED DECEMBER 31,
                                                                    -------------------------------------------------------------
                                                                     1998(1)      1997(1)      1996(2)       1995         1994
                                                                    ---------    ---------    ---------    ---------    ---------
                                                                               (In  thousands, except per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS:
Revenues                                                            $ 256,808    $ 233,245    $ 153,679    $ 123,676    $ 104,348
Cost of services provided                                             176,551      138,392      100,627       84,328       74,275
Operating costs                                                        68,243       27,726       15,141       14,887       14,255
General and administrative expenses                                     4,305        3,185        2,920        2,658        3,231
Provision for uncollectible accounts                                    9,180           --           --           --           --
Impairment of long-lived assets                                        52,266           --           --           --           --
Arbitration settlement                                                 27,463           --           --           --           --
Equity in net loss of unconsolidated affiliates                         1,293           --           --           --           --
Restructure expense                                                        --           --        2,432           --           --
                                                                    ---------    ---------    ---------    ---------    ---------
Operating income (loss)                                               (82,493)      63,942       32,559       21,803       12,587
Interest income                                                        (1,488)        (310)        (273)        (245)         (80)
Interest expense                                                       11,554        4,265        3,996        3,883        2,724
Other                                                                      --           --           --          183           --
                                                                    ---------    ---------    ---------    ---------    ---------
Income (loss) before provision for income taxes                       (92,559)      59,987       28,836       17,982        9,943
Provision (benefit) for income taxes                                  (30,270)      22,246        9,884        5,102         (252)
                                                                    ---------    ---------    ---------    ---------    ---------
Income (loss) before cumulative effect of
  accounting change                                                   (62,289)      37,741       18,952       12,880       10,195
Cumulative effect of accounting change
  (net of income tax effect)                                           (1,326)          --           --           --           --
                                                                    ---------    ---------    ---------    ---------    ---------

Net income (loss)                                                   $ (63,615)   $  37,741    $  18,952    $  12,880    $  10,195
                                                                    =========    =========    =========    =========    =========

Net income (loss) per common and common equivalent shares:
      Basic                                                         $   (0.95)   $    0.59    $    0.36    $    0.28    $    0.22
                                                                    =========    =========    =========    =========    =========
      Diluted                                                       $   (0.95)   $    0.58    $    0.34    $    0.27    $    0.22
                                                                    =========    =========    =========    =========    =========

Weighted average common and common equivalent shares outstanding:
      Basic                                                            67,058       64,158       53,197       46,640       46,056
                                                                    =========    =========    =========    =========    =========
      Diluted                                                          67,058       65,630       54,956       47,706       46,880
                                                                    =========    =========    =========    =========    =========

                                           DECEMBER 31,
                       ----------------------------------------------------
(IN THOUSANDS)          1998(1)    1997(1)    1996(2)     1995       1994
                       --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:

Working capital        $ 75,937   $ 88,882   $ 28,301   $ 31,832   $ 12,876
Total assets            504,479    451,623    299,071    160,755    120,214
Short-term debt           1,267      1,774     13,831      8,515     10,541
Long-term debt          208,057    127,996     35,677     47,395     29,738
Stockholders' equity    242,497    269,985    206,362     80,227     65,540


(1) 1998 and 1997 include the effects of eight acquisitions and seven acquisitions, respectively, primarily in the fluids sales and engineering segment, accounted for by the purchase method of accounting (See Note B to Consolidated Financial Statements).

(2) 1996 includes the effects of the purchase of substantially all of the non-landfarms assets and certain leases from Campbell Wells, Ltd. (See Note B to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition, results of operations, liquidity and capital resources should be read in conjunction with the "Consolidated Financial Statements" and the "Notes to Consolidated Financial Statements" included elsewhere in this report.

RECENT DEVELOPMENTS

         Continued weakness in oil prices has produced a continuing decline in market activity as measured by the rig count in the markets which Newpark serves. In addition, Newpark has experienced a geographical shift of activity away from the Austin Chauk area of Western Louisiana and Eastern Texas, as a result of weak oil prices and disappointing drilling results in this area.

         The table below shows the average crude oil and natural gas prices for 1998, 1997 and 1996:

                              1998      1997      1996
                             ------    ------    ------
West Texas Intermediate
        Crude ($/bbl)         14.41     21.83     20.51
U.S. Spot Natural
         Gas ($/mcf)           2.01      2.47      2.21

During the first quarter of 1999 oil prices dropped to approximately $12.

         The table below, based on the Baker-Hughes Rotary Rig Count, indicates the recent downward trend in Newpark's primary market areas, including (i) South Louisiana Land; (ii) Texas Railroad Commission Districts 2 and 3; (iii) Louisiana and Texas Inland Waters; and (iv) Offshore Gulf of Mexico:

                           1998   1997   1996   1Q98   2Q98   3Q98   4Q98
                           ----   ----   ----   ----   ----   ----   ----
U.S. Rig Count              831    943    779    968    864    796    690
Newpark's market            243    252    208    283    266    219    204
Newpark's market to total  29.2%  26.7%  26.7%  29.2%  30.8%  27.5%  29.6%

         As of the week ended March 19, 1999, the U.S. rig count was 526, with 182 rigs, or 34.6%, within Newpark's primary market. This marks the lowest rig count ever recorded in the history of the indicator. Rig counts in Newpark's primary market are down from a peak of 297, which was achieved during the week ended February 20, 1998.

-----------
Source:  Baker Hughes Incorporated

         The recent decline in rig activity has affected the Company's revenue and is expected to continue to affect future period revenues until oil prices recover.

         The percentage of rigs in Newpark's primary market, as compared to the total domestic rig count, reflects the importance of natural gas drilling relative to oil in that market. Natural gas production accounts for the majority of activity in the Gulf Coast region. However, low oil prices reduce the cash flow available for all exploration and production activity. Lower oil prices, beginning in 1998, slowed drilling in markets more oriented toward oil, such as the Austin Chalk region, West Texas and areas which produce primarily heavy oil, such as Canada and Venezuela.

         During this period of market and geographic shifts, Newpark has continued to work toward bringing proprietary innovative solutions to the markets which it serves. These innovations primarily include:

o  Composite mats
o  Proprietary environmentally friendly drilling fluids (DeepDrill(TM))
o  Drilling fluids processing and recycling
o  Minimization Management
o  Industrial non-hazardous waste processing and disposal

         As a result of these innovations, which were partially or fully implemented in the third and fourth quarter of 1998, Newpark has displaced, and will continue to displace some of its current operations and operating assets. The most significant displacement is associated with the introduction of Newpark's composite mat. Newpark expects to convert a significant portion of the mats used in its domestic rental fleet from wooden mats to the new composite mats. While the Company will continue to use wooden mats in its domestic fleet, it has decided to dispose of many of its older wooden mats instead of repairing them. During the third and fourth quarter of 1998 the Company removed these older mats from service and had destroyed the majority of them by the end of the year. The Company will complete this disposal process in the first quarter of 1999 but does not intend to take any additional mats out of service at this time. The impairment of long-lived assets of $52.3 million recorded during 1998 includes $43.0 million relating to the write-off of these older wooden mats. The remaining $9.3 million in impairments relates to assets which have been impaired in value or abandoned due to the downturn in market conditions discussed above.

         In the third quarter of 1998, the Company also settled its arbitration related to the NOW Disposal Agreement with U.S. Liquids, Inc. In the fourth quarter of 1998, final modifications were made to the agreement. The total settlement was $30 million, of which $6 million was paid in 1998, and $11 million, $9 million, and $4 million will be paid in 1999, 2000 and 2001, respectively. Total pretax charges associated with the settlement of $27.5 million were recorded during 1998 (of which $9.1 million was recorded in the third quarter and $18.4 million was recorded in the fourth quarter). This $27.5 million includes $6.1 million of reduction in the value of the non-compete with
U. S. Liquids with the remaining $21.4 million representing the portion of the settlement associated with the termination feature. Future charges of $8.8 million ($7.6 million in the form of operating expense and $1.2 million in the form of imputed interest expense) will be recorded during 1999, 2000 and the first half of 2001, respectively, in relation to the settlement.

         Due to weakness in the commodity prices of oil and gas, and the resulting liquidity problems encountered by a number of customers for whom the Company has performed services, the Company increased its allowance for doubtful accounts by $9.2 million in 1998

(of which $5.2 million was recorded in the fourth quarter and $4 million was recorded in the third quarter). The majority of the provision relates to three specific customers.

         The Company also recorded a $2.1 million charge ($1.3 million after tax) in the third quarter reflecting the cumulative effect of a change in accounting for certain start-up costs, resulting from the early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." Start-up costs since the date of adoption (July 1, 1998) have not been significant.

         During the third quarter of 1998, two tropical storms and two hurricanes significantly disrupted drilling activities in the Gulf of Mexico and surrounding areas. When severe weather enters the Gulf, drilling operations are stopped and rigs are evacuated. These evacuation proceedings usually take place several days in advance of the storm. The rigs are then shut down for the duration of the storm and drilling activities do not resume for several days following the storm. As a result, operations in the Gulf area were disrupted during the third quarter for more than 20 days. There were no significant weather related disruptions of operations in the fourth quarter of 1998.

1998 AND 1997 ACQUISITIONS

         During the year ended December 31, 1998, the Company completed nine separate acquisitions in the drilling fluids industry and two acquisitions in the solids control, processing and disposal industry. The consideration paid for these acquisitions aggregated 3,497,771 shares of Newpark common stock and $22.7 million in cash. Eight transactions were accounted for as purchases. The other three acquisitions were accounted for as poolings of interests, and accordingly, prior year financial statements have been restated. These acquisitions provided the Company entry into the drilling fluids markets in the Canadian provinces of Alberta and Saskatchewan, the Permian Basin of West Texas and New Mexico, and the Anadarko Basin in Western Oklahoma. The acquisitions also provided the Company entry into the onsite fluids processing market, which is a key additional component of the Company's "Minimization Management" ("MM") strategy. The Company has no current plans to make additional acquisitions.

         In February 1997, Newpark acquired SBM, a full-service drilling fluids company, which serves customers in the Louisiana and Texas Gulf Coast, in exchange for an aggregate of 2,328,000 shares of Newpark common stock. The acquisition was accounted for as a pooling of interests, with direct acquisition costs of $316,000 charged to current operations. SBM subsequently changed its name to Newpark Drilling Fluids, Inc. After the SBM acquisition, Newpark completed seven additional acquisitions during 1997 in the drilling fluids industry, in exchange for an aggregate of $9.2 million in cash and 1,371,112 shares of Newpark common stock. The acquisitions involved five drilling fluids distribution companies, one specialty chemical company and one specialty milling company. In November, 1997, Newpark also purchased the Gulf Coast operations and related assets of Anchor Drilling Fluids, Inc.

         To expand its presence and service capabilities in the site preparation business, Newpark acquired, during 1997, two oilfield site contractors in exchange for an aggregate of 990,888 shares of Newpark common stock. Newpark also acquired additional properties and facilities to expand its disposal capacity, including two active injection wells on 37 acres of land adjacent to Newpark's Big Hill facility, four facilities in the Permian Basin at which brine is extracted and sold and E&P waste is disposed in the salt domes or caverns created by the extraction process, and 120 acres of land adjacent to its Big Hill facility, which Newpark plans to develop into an industrial non-hazardous waste disposal facility.

RESULTS OF OPERATIONS

         Operating Results for 1997 and 1996 have been restated to give effect to a series of pooling of interests transactions, which took place during 1997 and 1998.

                                                   Years Ended December 31,
                                                    (Dollars in thousands)

                                        1998                1997                  1996
                                 -----------------    -----------------    -----------------
Revenues by segment:
    E&P waste disposal           $ 57,588     22.4%   $ 62,301     26.7%   $ 44,905     29.2%
    Fluids sales & engineering    103,053     40.1      69,227     29.7      28,201     18.3
    Mat & integrated services      96,167     37.5     101,717     43.6      79,213     51.5
    Other                               0      0.0           0      0.0       1,360      1.0
                                 --------   ------    --------   ------    --------   ------
         Total                   $256,808    100.0%   $233,245    100.0%   $153,679    100.0%
                                 ========   ======    ========   ======    ========   ======




                                          Years Ended December 31,
                                           (Dollars in thousands)

                                        1998        1997       1996
                                      --------    --------   --------
Operating income (loss) by segment:
    E&P waste disposal                $ 16,633    $ 26,463   $ 14,245
    Fluids sales & engineering         (13,961)     12,534        811
    Mat & integrated services            9,342      28,130     21,933
    Other                                    0           0        922
                                      --------    --------   --------
         Total                        $ 12,014    $ 67,127   $ 37,911
                                      ========    ========   ========

Figures shown above are net of intersegment transfers.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues

         Total revenues increased to $256.8 million in 1998, from $233.2 million in 1997, an increase of $23.6 million, or 10.1%. The components of the increase in revenues were a $33.8 million increase in drilling fluids sales and engineering, partially offset by a $4.7 million decrease in waste disposal and a $5.5 million decrease in mat and integrated services.

         Drilling fluids sales increased $33.8 million, or 48.9%, as a result of a series of acquisitions made during 1997 and 1998, and the expansion of the businesses acquired. The decline in drilling activity has reduced the size of the market for drilling fluids; however, the Company has increased its sales of drilling fluids by obtaining a larger share of the market. The growth in sales volume during 1998 masked the softness in commodity prices experienced throughout the drilling fluids industry in the latter part of 1998, especially during the fourth quarter, which continued into the first quarter of 1999. In particular the selling price received in the market place for barite, which is a key component in most drilling fluids, has declined significantly during the fourth quarter of 1998 and first quarter of 1999 due to competitive pressures.

         E&P waste accounted for 95% of disposal revenue, or $54.9 million in 1998, and 90%, or $56.1 million in 1997. During 1998, the volume of E&P waste declined slightly while the average price per barrel increased by approximately 10%. In the first quarter of 1998, E&P waste volume increased due to increased regulations, which banned waste discharges in the state territorial waters of the Gulf of Mexico. This increase was offset by declines in drilling activity, particularly in the territorial waters, beginning in the second quarter of 1998. In the latter half of 1998, volume declined due to lower drilling activity and as a result of the Company's waste minimization efforts to reduce the volume of wash water created at transfer facilities in the vessel and container cleaning process. In addition, volumes were lower due to the effect of unusual weather conditions encountered in the third quarter of 1998.

         The decrease of $5.5 million in mat and integrated services revenue reflects the general decline in drilling activity, as well as the effect of unusual weather conditions on drilling activity in the area surrounding the Gulf of Mexico. Mat rental revenues include revenues earned on the initial mat installation, which typically includes the first 60 days of rental, and re-rentals earned beyond the initial installation term. The price received for mat rentals and re-rentals has declined significantly during the latter part of 1998 and the first quarter of 1999. This decline in pricing was caused by competitive pressure and low activity relative to industry capacity. The Company as well as many of its competitors had increased their inventories of mats during 1997 and the first part of 1998 in response to increasing industry activity.

Operating Income (Loss)

         The Company reported an operating loss of ($92.6) million in 1998 as compared to operating income of $60.0 million in 1997. The primary factors contributing to the operating loss in 1998 were charges for the provision of uncollectible accounts, impairment of long-lived assets, and the arbitration settlement noted above. The total of these charges in 1998 were $88.9 million.

         Segment operating income declined to $12.0 million in 1998, from $67.1 million in 1997, a decrease of $55.1 million, or 82%. The components of the decrease were a $9.8 million decrease in E&P waste disposal operating income, a $26.5 million decrease in fluids sales and engineering operating income and a $18.8 million decrease in mat and integrated services operating income. The $9.8 million decrease in waste disposal operating income can be attributed to the $4.7 million decrease in revenues discussed above coupled with a decline in operating margins. Since completing the 1996 acquisition of US Liquids offshore waste business, the Company has expanded its overall capacity to handle volumes of waste through increased barge capacity and transfer station capacity. While this capacity was necessary for the increase in business experienced by the Company in 1997 as compared to 1996, this capacity added significantly to the cost of the waste disposal operations. When the sharp decline hit in 1998 the Company reacted to the situation by disposing of barges, closing facilities and reducing staffing levels. The Company was not able to reduce the costs of these operations as fast as the decline in revenues. The Company has continued to reduce costs in this segment of its business in the first quarter of 1999.

         While revenues for the fluids sales and engineering segment increased by $33.8 million in 1998 as compared to 1997, operating income decreased by $26.5 million. The increase in revenue can be attributed to the rapid growth in this business segment due to a series of acquisitions, an expansion of facilities acquired and the establishment of new distribution facilities. In particular, the Company saw a rapid growth in business in the Austin Chauk region. In order to service this growing market the Company expanded capacity of its facilities in this region. With the downturn in oil prices, and disappointing drilling results in this region, this market fell quickly and dramatically. The Company has since closed its facilities in the Austin Chauk area and downsized its operations. This downsizing has included the disposal of assets, which do not serve its other markets effectively, and the reduction in staffing levels. The Company has continued to make cost reductions in this business segment in the first quarter of 1999. The Company also saw profits from this business segment decline as a result of falling sales prices for many products used in drilling fluids.

         Operating income in the mat and integrated services segment decreased $18.8 million in 1998 as compared to 1997. This decline in operating income can be attributed in part to the $5.5 million decrease in revenues in this segment along with declining margins and costs associated with the disposal of mats during the third and fourth quarter of 1998. Mat disposal operations during 1998 were conducted for the most part with internal labor and assets. There will be some continuing cost for mat disposal in the first and second quarter of 1999 but to a lesser degree than in 1998. This business segment has significantly cut costs in response to the decline in demand for its services by reducing staffing levels, closing facilities and disposing of excess assets. Further cost cuts were implemented in this segment in the first quarter of 1999.

General and Administrative Expenses

         General and administrative expenses during 1998 were $4.3 million as compared to $3.2 million in 1997. The increase is attributable to a growth in revenues, recent acquisitions, and growth in new product offerings. The Company has undertaken steps to reduce its general and administrative costs in the latter part of 1998 and in the first quarter of 1999.

Provision for Uncollectible Accounts

         The Company recorded $9.2 million in bad debt reserves during 1998 due to the risk of customer financial weakness resulting from continued downward pressure on oil prices. This downturn in oil prices has caused a strain on customers' cash flow, which has in turn affected the collectibility of certain receivables from customers. The Company has identified three specific customer balances where the risk of such financial concern merits the majority of this additional reserve.

Impairment of Long Lived Assets

         The Company recorded impairments on certain of its capital assets during 1998 in the amount of $52.3 million. These impairments were caused primarily by two factors which arose during the period. The first factor was the introduction of new technology by the Company in several areas, which rendered obsolete certain assets in service. The second factor was a change in market conditions driven by a reduction in oil prices. These market conditions caused certain assets of the Company (primarily those located in the Austin Chauk region) to become significantly or completely impaired in value. The impairment of long-lived assets includes $43.0 million for the write-down of the Company's wooden board road mat fleet used in its mat and integrated services segment. The Company is in the process of converting a significant portion of its domestic rental fleet to a new composite mat. Accordingly, the Company has disposed of its older mats which would normally have required substantial maintenance cost to keep in service. The Company also incurred an impairment of $1.3 million in its mat and integrated services segment on a machine used in remediation operations that has been rendered obsolete by other new equipment being introduced by the Company as well as other equipment.

         Included in the impairment was $4.7 million of write-downs for assets used in the Company's fluids sales and engineering segment. These assets have either been abandoned (primarily warehouses and mixing plants located in the Austin Chauk region) due to market conditions or were written down to their disposal value due to excess capacity created by a downturn in the Company's operations.

         Also included in the impairment was $1.3 million to write-down to their disposal value barges which were previously used in the Company's E&P waste disposal segment and are no longer required due to decreased volumes of waste being handled. The Company also incurred a write-down of $1.9 million in this segment relating to the abandonment of additional disposal sites being constructed for future use. Due to the downturn in the oilfield waste market created by reduced oilfield drilling, the Company will not pursue bringing this additional capacity on-line.

Arbitration Settlement

         In the third quarter, the Company settled its arbitration related to the NOW Disposal Agreement with U.S. Liquids, Inc. In the fourth quarter, final modifications were made to the agreement. Pretax charges associated with the settlement of $27.5 million were recorded during 1998. This $27.5 million includes a $6.1 million reduction in the value of the non-compete with U. S. Liquids, with the remaining $21.4 million representing the portion of the settlement associated with the termination feature.

Equity Earnings of Unconsolidated Affiliate

         Included in the loss from unconsolidated affiliates are charges of $1.3 million that include recognition of the Company's share of joint venture losses related to the start-up period of the composite mat manufacturing facility.

Interest Income and Interest Expense

         Net interest expense was $10.1 million in 1998 as compared to $4.0 in 1997. The increase in net interest cost is due to an increase of $81.0 million in average outstanding borrowings and an increase in average effective interest rates from 6.07% in 1997 to 8.32% in 1998. The increase in average outstanding borrowings and average effective interest rates is due to the issuance of $125 million of ten year, 8-5/8% senior subordinated notes in December 1997 and additional borrowings under the Credit Facility. The proceeds from the senior subordinated notes and the Credit Facility were used to fund acquisitions, capital expenditures and working capital for operations growth.

Provision for Income Taxes

         For the 1998 and 1997 periods, Newpark recorded income tax (benefits) provisions of ($30.3) million and $22.2 million, equal to (32.8)% and 37.1% of pre-tax (loss) income, respectively.

Cumulative Effect of Accounting Change

         On July 1, 1998 Newpark elected early adoption of Statement of Position 98-5 "Reporting on Costs of Start-up Activities." Newpark was required to adopt this accounting pronouncement beginning January 1, 1999. The cumulative effect of this change in accounting, net of income taxes, was $1.3 million. Start-up costs since the date of adoption have not been significant.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues

         Total revenues increased to $233.2 million in 1997, from $153.7 million in 1996, an increase of $79.5 million, or 51.7%. Drilling fluids sales and engineering revenue increased $41.0 million as a result of a series of purchase acquisitions made during 1997 in the drilling fluids market, the expansion of the businesses acquired through increased inventories and facilities to service new and expanded markets and an increase in drilling activity. The increase in waste disposal revenues of $17.4 million can be primarily ascribed to the full year effect of acquisition of a competitor's marine-related collection operations in August 1996, increases in the domestic market rig count and increased pricing. The volume of waste received was also impacted by an increase in environmental regulations. Effective December 4, 1997, discharges of waste from drilling operations in the state territorial waters of the Gulf of Mexico were prohibited. These regulations immediately began to impact volumes of waste handled by the Company. E&P waste revenues for 1997 increased to $56.1 million, compared to $36.2 million in 1996. The volume of E&P waste received increased to
5.6 million barrels, from 4.0 million barrels. The increase in volume accounted for approximately 80% of the increase in E&P waste revenues, while price increases accounted for approximately 20% of the increase in revenues. NORM revenue was $6.2 million in 1997, compared to $8.7 million in 1996, due to decreased site remediation activity. The decrease in activity in the NORM market was partially offset by higher average pricing on waste received in 1997 versus 1996. The increase of $22.5 million in mat and integrated services revenue reflects improvement in the domestic market rig count and increased pricing for Newpark's mat inventory, coupled with the completion of a purchase acquisition in 1997. Mat rental revenues include revenues earned on the initial mat installation, which typically includes the first 60 days of rental. If the mats are rented beyond the initial period, a rerental charge is earned. In 1997, the initial rentals accounted for approximately 60% of mat service revenues, with rerentals accounting for 40%. In 1996, initial rentals accounted for 52% of the total mat service revenues and rerentals accounted for 48%. In terms of pricing and volume impact on total mat service revenues, pricing accounted for approximately 60% of the increase and volume accounted for approximately 40%.

Operating Income

         Operating income increased to $63.9 million in 1997, an increase of $31.4 million, or 77%. The primary components of the increase were a $12.2 million increase in E&P waste disposal operating income, an $11.7 million increase in fluids sales and engineering operating income, and a $6.2 million increase in mat and integrated services operating income. These increases are primarily related to the revenue increases for the segments and a greater leveraging of operations.

General and Administrative Expenses

         General and administrative expenses increased by $265,000 from 1996 to 1997, but decreased as a percentage of revenues to 1.4% in 1997 from 1.9% in 1996.

Provision for Income Taxes

         For the 1997 and 1996 periods, Newpark recorded income tax provisions of $22.2 million and $9.9 million, equal to 37.1% and 34.3% of pre-tax income, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position decreased by $12.9 million, or 14.6%, during the year ended December 31, 1998, as compared to 1997. Key working capital data is provided below:

                                            Year Ended December 31,

                                              1998          1997
                                            --------      --------
              Working Capital (000's)       $ 75,937      $ 88,882
              Current Ratio                     2.75          3.56

         The decrease in working capital is primarily attributable to acquisitions completed during 1998 for cash, the acquisition of additional long lived assets and a dramatic downturn in the Company's business in the second half of 1998 which caused revenues to fall, expenses to rise and resulting margins from operations to decline.

         The Company's long term capitalization as of December 31, 1998, 1997 and 1996 was as follows:

                                                   1998       1997       1996
                                                 --------   --------   --------
Long-term debt (including current maturities):
        Credit facility                          $ 80,900   $     --   $ 41,351
        Subordinated debt                         125,000    125,000         --
        Other                                       3,352      4,495      6,179
                                                 --------   --------   --------
        Total long-term debt                      209,252    129,495     47,530

Stockholders' equity                              242,497    269,985    206,362
                                                 --------   --------   --------

        Total capitalization                     $451,749   $399,480   $253,892
                                                 ========   ========   =========

         For the year ended December 31, 1998, Newpark's working capital needs were met primarily from operating cash flow, borrowings under the Credit Facility and excess proceeds from the subordinated debt issue. Total cash generated from operations of $29.2 million was supplemented by $75.0 million from financing activities to provide for a total of $119.3 million used in investing activities.

         Newpark has outstanding a Credit Facility, which provides for a $100.0 million revolving credit facility maturing on June 30, 2001, including up to $20.0 million in standby letters of credit. At December 31, 1998, $15.6 million in letters of credit were issued and outstanding under the Credit Facility, and $80.9 million was outstanding under the revolving facility. Advances under the credit facility bear interest at either (i) a specified prime rate or (ii) the LIBOR rate plus a spread which is determined quarterly based on the Credit Facility. The Credit Facility requires that Newpark maintain certain specified financial ratios and comply with other usual and customary requirements. One of the requirements of the Credit Facility is that the Company cannot incur losses for two consecutive quarters. Due primarily to asset impairments and the arbitration settlement which were recorded during the third and fourth quarter of 1998, the Company sustained losses over two quarters. The banks have waived any defaults as a result of these two loss quarters and amended the Credit Facility to provide for covenants which are consistent with the Company's current financial condition and anticipated market outlook. Newpark was in compliance with all other requirements of the Credit Facility, as amended, at December 31, 1998. Several of the financial ratios under the credit facility are at or near their respective limits. Any losses sustained by the Company in future quarters may cause Newpark to not be in compliance with certain financial covenants unless waivers can be obtained from the banks. Since December 31, 1998 the Company has paid down approximately $12 million of the outstanding balance under the credit facility which has provided additional coverages under two of the financial ratios. The Company has plans to make additional substantial reductions of the outstanding balance during 1999. There can be no assurance, however, that the Company will be able to make such additional reductions, or, if needed, obtain any necessary waivers from the banks.

         For 1999, Newpark anticipates capital expenditures of approximately $30 million, including: (i) $3 million to develop non-hazardous industrial waste injection well sites, (ii)

$6 million for expansion of drilling fluids operations, including the purchase of equipment associated with fluids processing and recycling and infrastructure expansions; (iii) $2 million to complete an enlarged joint operational offshore facility; (iv) $16 million for the purchase of synthetic mats and additional hardwood mats; and (v) $3 million for maintenance capital.

         Potential sources of additional funds, if required by the Company, would include operating leases for equipment purchases and the sale of equity securities. The Company presently has no commitments beyond its working capital and bank lines of credit by which it could obtain additional funds for current operations; however, it regularly evaluates potential borrowing arrangements which may be utilized to fund future expansion. Newpark believes that its current sources of capital, coupled with internally generated funds, will be sufficient to support its working capital, capital expenditure and debt service requirements for the foreseeable future provided that market conditions stabilize or improve from current levels. Any further protracted downturn in market conditions could have an adverse affect on the Company's future available capital and would likely result in reductions in planned capital expenditures. Except as described in the preceding paragraph, and in Footnote M to the Consolidated Financial Statements. Newpark is not aware of any material expenditures, significant balloon payments or other payments on long term obligations or any other demands or commitments, including off-balance sheet items to be incurred within the next 12 months.

         Inflation has not materially impacted the Company's revenues or income.

YEAR 2000

         The Company relies heavily on computers in its internal and external financial reporting systems. In addition, computers are used extensively throughout the Company to perform critical operating activities, including the processing of payroll, accounts receivable and accounts payable and to perform critical analyses such as well reports for drilling fluids customers and testing of E&P waste streams received from customers. The Company also makes use of computers for efficient communications with employees and customers, including extensive use of e-mail systems and the Internet, and is expected to expand its use of such technology in the future. Finally, embedded technology such as microcontrollers are commonly found in equipment used throughout the Company's operations. The complete failure of these systems could have a material negative impact on the operations of the Company. In addition, most of the Company's major suppliers and customers rely heavily on similar computer systems and failures in such systems could disrupt their operations.

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

         In addition to substantially addressing Year 2000 issues in its own critical computer systems, the Company is in the process of contacting its major customers and vendors to assess their progress in addressing their Year 2000 issues. Included with these contacts is a request to address embedded technology as it relates to their own operations and to products supplied to the Company. The Company expects to have responses from these customers and vendors by the second quarter of 1999. The Company believes that in making these contacts it can minimize the risks associated with Year 2000 failures of such vendors and customers. The Company can give no assurance that the systems of other companies on which the Company's systems rely will be converted or otherwise addressed on time, or that a failure to convert by another company would not have a material adverse effect on the Company.

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

NEW ACCOUNTING STANDARDS.

         During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 :Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 provides guidance for the presentation and display of comprehesive income. SFAS 131 establishes standards for disclosure of operating segments, products, services, geographic areas and major customers. The Company has adopted SFAS 130 and has included the required Statements of Comprehensive Income within its consolidated financial statements with the same prominence as its other consolidated financial statements. In addition, the Company has considered the implications of SFAS 131 and has included the required disclosure in Note P.

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises the standards for disclosure of pension and other postretirement benefit plans by standardizing the disclosure requirements, requiring additional information on changes in the benefit obligations and fair values of plan assets. and eliminating certain disclosure requirements no longer considered to be useful. The new disclosure requirements are designed to improve the understandability of benefit disclosure for final analysis. the Company has considered the implications of SFAS 132 and has concluded that no additional disclosure is required at this time.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has considered the implications of SFAS 133 and has concluded that its implementation will not have a material effect on the Company's consolidated financial statements.

         During 1998, the American Institute of Certified Pubic Accountants promulgated Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5 requires that companies expense start-up activities as incurred. Although SOP 98-5 is not effective until fiscal years beginning after December 15, 1998, it does encourage entities to early adopt its requirements. The Company has elected to early adopt SOP 98-5 effective July 1, 1998. Thus, in accordance with SOP 98-5, the Company has recorded the after-tax charge as a cumulative effect of accounting change within the Company's 1998 Consolidated Statement of Operations. The effect of this change in accounting principle was to decrease net income by $1,326,000 (net of related income tax benefits of $778,000) or $.02 per basic and diluted share.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Newpark is exposed to certain market risks that are inherent in the Company's financial instruments arising from transactions that are entered into in the normal course of business. Historically, the Company has not entered into derivative financial instrument transactions to manage or reduce market risk or for speculative purposes. A discussion of the Company's primary market risk exposure in financial instruments is presented below.

Long-term Debt

         The Company is subject to interest rate risk on its long-term fixed interest rate senior subordinated notes. The bank credit facility has a variable interest rate and accordingly is not subject to interest rate risk. All other things being equal, the fair market value of debt with a fixed interest rate will increase, and the amount required to retire the debt today will increase, as interest rates fall and the fair market value will decrease as interest rates rise. This exposure to interest rate risk is managed by borrowing money that has a variable interest rate.

         The $125 million senior subordinated notes accrue interest at the rate of 8-5/8% per annum and mature on December 15, 2007. There are no scheduled principal payments under the notes prior to the maturity date. However, the notes may be redeemed at a premium in whole or in part commencing after December 15, 2002. Up to 35% of the notes may be redeemed at a premium from proceeds of an equity offering, at any time up to and including December 31, 2000. The Company has no plans to repay the notes ahead of their scheduled maturity.

Investments

         Included in Other Assets is a note receivable with a face amount of $8,534,000 related to the sale of substantially all of the assets of the Company's former marine repair operations. The note bears simple interest at 5% per annum, with accrued interest and principal payable at September 30, 2003.

Foreign Currency

                The Company's principal foreign operations are conducted in Canada, Venezuela and Mexico. As such, there is exposure to future earnings due to changes in foreign currency exchange rates when transactions are denominated in currencies other than the Company's functional currencies, which are the primary currencies in which the Company conducts its business in various jurisdictions. At present, the Company does not use hedging arrangements to offset any anticipated affects of such exposure.

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. There are risks and uncertainties that could cause future events and results to differ materially from those anticipated by management in the forward-looking statements included in this report. Among these risks and uncertainties are (a) the level of exploration for and production of oil and gas and the industry's willingness to spend capital on environmental and oilfield services; (b) oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital; (c) domestic and international political, military, regulatory and economic conditions; (d) other risks and uncertainties generally applicable to the oil and gas exploration and production industry; (e) any rescission or relaxation of existing regulations affecting the disposal of E&P waste and NORM, failure of governmental authorities to enforce such regulations or the ability of industry participants to avoid or delay compliance with such regulations; (f) future technological change and innovation, which could result in a reduction in the amount of waste being generated or alternative methods of disposal being developed; (g) increased competition in the Company's product lines; (h) the Company's success in integrating acquisitions and (i), the Company's success in replacing its wooden mat fleet with its new composite mats; (j) the Company's ability to obtain the necessary permits to operate its non-hazardous waste disposal wells and its ability to successfully compete in this market; (k) the Company's ability to successfully compete in the drilling fluids markets in the Canadian provinces of Alberta and Saskatchewan, the Permian Basin of West Texas and New Mexico and the Anadarko Basin in Western Oklahoma, where it has only recently entered the market ;and (l) adverse weather conditions, which could disrupt drilling operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Newpark Resources, Inc.

         We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Newpark Resources, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

         As discussed in Note A of the Notes to Consolidated Financial Statements, effective July 1, 1998, the Company changed its method of accounting for costs of start-up activities.


DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March  26, 1999

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS

                                                                   December 31,   December 31,
----------------------------------------------------------------------------------------------
(In thousands, except share data)                                     1998           1997
----------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                   $      6,611    $     21,699
      Accounts and notes receivable, less allowance
          of $11,008 in 1998 and $2,266 in 1997                         65,675          74,768
      Inventories                                                       19,381          21,489
      Current taxes receivable                                          10,593            --
      Deferred tax asset                                                13,776           3,974
      Other current assets                                               3,292           1,712
                                                                  ------------    ------------
          TOTAL CURRENT ASSETS                                         119,328         123,642

Property, plant and equipment, at cost, net of
      accumulated depreciation                                         217,988         191,058
Cost in excess of net assets of purchased businesses and
      identifiable intangibles, net of accumulated amortization        123,539          97,542
Deferred tax asset                                                       1,735            --
Other assets                                                            41,889          39,381
                                                                  ------------    ------------
                                                                  $    504,479    $    451,623
                                                                  ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable                                               $         72    $        275
      Current maturities of long-term debt                               1,195           1,499
      Accounts payable                                                  23,237          19,309
      Accrued liabilities                                               11,711          10,974
      Arbitration settlement payable                                     7,176            --
      Current taxes payable                                               --             2,703
                                                                  ------------    ------------
          TOTAL CURRENT LIABILITIES                                     43,391          34,760

Long-term debt                                                         208,057         127,996
Arbitration settlement payable                                           8,080            --
Other non-current liabilities                                            2,454           1,314
Deferred taxes payable                                                    --            17,568
Commitments and contingencies (See Note M)                                --              --

STOCKHOLDERS' EQUITY:
      Preferred Stock, $.01 par value, 1,000,000 shares
          authorized, no shares outstanding                               --              --
      Common Stock, $.01 par value, 100,000,000 shares
          authorized,  68,839,672 shares outstanding in 1998
          and 65,212,289 in 1997                                           688             652
      Paid-in capital                                                  319,833         283,271
      Foreign currency translation adjustments                          (1,033)           --
      Retained earnings (deficit)                                      (76,991)        (13,938)
                                                                  ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                                   242,497         269,985
                                                                  ------------    ------------
                                                                  $    504,479    $    451,623
                                                                  ============    ============


          See accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

----------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                   1998             1997            1996
----------------------------------------------------------------------------------------------------------------
Revenues                                                            $    256,808    $    233,245    $    153,679
Operating costs and expenses:
      Cost of services provided                                          176,551         138,392         100,627
      Operating costs                                                     68,243          27,726          15,141
                                                                    ------------    ------------    ------------
                                                                         244,794         166,118         115,768

General and administrative expenses                                        4,305           3,185           2,920
Provision for uncollectible accounts                                       9,180            --              --
Impairment of long-lived assets                                           52,266            --              --
Arbitration settlement                                                    27,463            --              --
Equity in net loss of                                                       --              --
      unconsolidated affiliates                                            1,293            --              --
Restructure expense                                                         --              --             2,432
                                                                    ------------    ------------    ------------
Operating income (loss)                                                  (82,493)         63,942          32,559
Interest income                                                           (1,488)           (310)           (273)
Interest expense                                                          11,554           4,265           3,996
                                                                    ------------    ------------    ------------

Income (loss) before income taxes                                        (92,559)         59,987          28,836
Provision (benefit) for income taxes                                     (30,270)         22,246           9,884
                                                                    ------------    ------------    ------------
Income (loss) before cumulative effect
      of accounting change                                               (62,289)         37,741          18,952
Cumulative effect of accounting
      change (net of income tax effect)                                   (1,326)           --              --
                                                                    ------------    ------------    ------------

Net income (loss)                                                   $    (63,615)   $     37,741    $     18,952
                                                                    ============    ============    ============

Net income (loss) per common and common equivalent share:
      Basic                                                         $      (0.95)   $       0.59    $       0.36
                                                                    ============    ============    ============
      Diluted                                                       $      (0.95)   $       0.58    $       0.34
                                                                    ============    ============    ============

Weighted average common and common equivalent shares outstanding:
      Basic                                                               67,058          64,158          53,197
                                                                    ============    ============    ============
      Diluted                                                             67,058          65,630          54,956
                                                                    ============    ============    ============



          See accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31,

------------------------------------------------------------------------------------------------
(In thousands)                                           1998            1997         1996
------------------------------------------------------------------------------------------------
Net income (loss)                                    $    (63,615)   $     37,741   $     18,952


Other comprehensive income (loss):
          Foreign currency translation adjustments         (1,033)           --             --
                                                     ------------    ------------   ------------

Comprehensive income (loss)                          $    (64,648)   $     37,741   $     18,952
                                                     ============    ============   ============









          See accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1996, 1997 and 1998

---------------------------------------------------------------------------------------------------------------
                                                                         Foreign        Retained
                                                  Common      Paid-In    Currency       Earnings
(In thousands)                                     Stock      Capital   Translation     (Deficit)       Total
---------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996                       $      468   $  149,756   $     --      $  (69,997)   $   80,227

    Employee stock options                             12        4,944         --              (2)        4,954
    Issuance of stock                                 140       96,249         --            --          96,389
    Acquisitions                                        4        5,836         --            --           5,840
    Net income                                                                             18,952        18,952
                                               ----------   ----------   ----------    ----------    ----------

BALANCE, DECEMBER 31, 1996                            624      256,785         --         (51,047)      206,362

    Employee stock options                             13        9,090         --              (7)        9,096
    Incentive plan                                   --            668         --            --             668
    Acquisitions                                       15       16,728         --            --          16,743
    Results of operations of pooled entity
       due to different year end                     --           --           --            (625)         (625)
    Net income                                       --           --           --          37,741        37,741
                                               ----------   ----------   ----------    ----------    ----------

BALANCE, DECEMBER 31, 1997                            652      283,271         --         (13,938)      269,985

    Employee stock options                              9        6,757         --              (1)        6,765
    Incentive plan                                      4        6,468         --            --           6,472
    Acquisitions                                       23       23,337         --            --          23,360
    Foreign currency translation                     --           --         (1,033)         --          (1,033)
    Results of operations of pooled entities
       due to different year ends                    --           --           --             563           563
    Net loss                                         --           --           --         (63,615)      (63,615)
                                               ----------   ----------   ----------    ----------    ----------

BALANCE, DECEMBER 31, 1998                     $      688   $  319,833   $   (1,033)   $  (76,991)   $  242,497
                                               ==========   ==========   ==========    ==========    ==========




          See accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,


------------------------------------------------------------------------------------------------------------
(In thousands )                                                        1998           1997          1996
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                  $   (63,615)   $    37,741    $    18,952
Adjustments to reconcile net income to net cash provided by
      operating activities:
      Depreciation and amortization                                     37,901         26,393         17,572
      (Benefit) provision for deferred income taxes                    (25,965)        15,880          6,168
      Loss on sales of assets                                               45            147             36
      Provision for doubtful accounts                                    9,180           --              775
      Impairment of long-lived assets                                   52,266           --             --
      Arbitration settlement                                            22,056           --             --
      Net loss in unconsolidated affiliates                              1,293           --             --
Change in assets and liabilities net of effects of acquisitions:
      Decrease (increase) in accounts and notes receivable              11,434        (21,221)       (11,065)
      Decrease (increase)  in inventories                                3,605        (12,195)           129
      Increase in other assets                                          (8,228)        (6,814)           (99)
      (Decrease) increase in accounts payable                           (6,920)        (3,685)         2,222
      Decrease in accrued liabilities and other                         (3,813)        (4,571)        (9,255)
                                                                   -----------    -----------    -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                     29,239         31,675         25,435
                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                            (104,660)       (79,476)       (46,500)
      Proceeds from sale of property, plant and equipment                  382             40          1,492
      Investment in joint ventures                                        --           (4,833)        (4,406)
      Acquisitions, net of cash acquired                               (15,809)        (7,679)       (71,461)
      Payments received on notes receivable                              2,456             70            440
      Advances on notes receivable                                      (1,734)        (3,000)          (112)
      Purchase of patents                                                 --             --           (5,700)
                                                                   -----------    -----------    -----------
          NET CASH USED IN INVESTING ACTIVITIES                       (119,365)       (94,878)      (126,247)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings on line of credit                                  80,900           --            5,749
      Principal payments on notes payable
       and long-term debt                                              (10,001)       (46,777)       (12,294)
      Proceeds from issuance of  debt                                      452        125,122          4,908
      Proceeds from exercise of stock options                            3,687          4,114          4,953
      Proceeds from issuance of stock, net of expenses                    --             --           98,066
                                                                   -----------    -----------    -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                     75,038         82,459        101,382
                                                                   -----------    -----------    -----------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                  (15,088)        19,256            570

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          21,699          2,443          1,873
                                                                   -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $     6,611    $    21,699    $     2,443
                                                                   ===========    ===========    ===========


          See accompanying Notes to Consolidated Financial Statements.

                             NEWPARK RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION. Newpark Resources, Inc. ("Newpark" or the "Company") provides integrated fluids management, environmental and oilfield services to the exploration and production industry in the Gulf Coast region, principally Louisiana and Texas. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in which the Company owns 20 percent to 50 percent and exercises significant influence over operating and financial policies are accounted for using the equity method. All material intercompany transactions are eliminated in consolidation.

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

FAIR VALUE DISCLOSURES. Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the fair value of all significant financial instruments. The estimated fair value amounts have been developed based on available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, such estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. After such analysis, except as described below, management believes the carrying values of the Company's significant financial instruments (consisting of cash and cash equivalents, receivables, payables and long-term debt, primarily the Senior Subordinated Notes issued in December of
1997) approximate fair values at December 31, 1998 and 1997.

         The estimated fair value of the Company's senior subordinated notes payable at December 31, 1998 and 1997, based upon available market information, was $118.8 million and $125.0 million, respectively, as compared to the carrying amount of $125.0 million on those dates.

INVENTORIES. Inventories are stated at the lower of cost (principally average and first-in, first-out) or market. Such inventories consist of logs, supplies, processed barite, other specialty chemicals used in drilling fluids, and board road lumber. Board road lumber is amortized on the straight-line method over its estimated useful life of approximately one year.

DEPRECIATION AND AMORTIZATION. Depreciation of property, plant and equipment, including interlocking composite and board road mats, is provided for financial reporting purposes on the straight-line method over the estimated useful lives of the individual assets which range from three to forty years.

         The cost in excess of net assets of purchased businesses ("excess cost") is being amortized on a straight-line basis over fifteen to thirty-five years, except for $2,211,000 relating to acquisitions prior to 1971 that is not being amortized. Management of the Company periodically reviews the carrying value of the excess cost in relation to the current and expected undiscounted cash flows of the businesses which benefit therefrom in order to assess whether there has been a permanent impairment of the excess cost of the net purchased assets. Accumulated amortization on excess cost was $8,954,000 and $3,936,000 at December 31, 1998 and 1997, respectively.

REVENUE RECOGNITION. In substantially all of its operating segments, Newpark recognizes revenue on a units of delivery basis. E&P waste and NORM disposal revenues are generally recognized upon receipt of waste for processing, while drilling fluids sales and engineering revenues are generally recognized upon delivery of products or services. Revenues from certain integrated service projects, which are typically of short duration, are recognized as projects progress based upon sales values agreed to by the customer for specific units delivered or project milestones completed. Included in accounts receivable are unbilled revenues for projects in progress in the amounts of $3,663,000 and $7,509,000 at December 31, 1998 and 1997, respectively, all of which are due within one year.

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

INTEREST CAPITALIZATION. For the years ended December 31, 1998, 1997 and 1996 the Company incurred interest cost of $14,114,000, $5,372,000, and $4,511,000, respectively, of which $2,560,000, $1,107,000, and $515,000, respectively, was capitalized on qualifying construction projects.

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

NEW ACCOUNTING STANDARDS. During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 :Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 provides guidance for the presentation and display of comprehesive income. SFAS 131 establishes standards for disclosure of operating segments, products, services, geographic areas and major customers. The Company has adopted SFAS 130 and has included the required Statements of Comprehensive Income within its consolidated financial statements with the same prominence as its other consolidated financial statements. In addition, the Company has considered the implications of SFAS 131 and has included the required disclosure in Note P.

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises the standards for disclosure of pension and other postretirement benefit plans by standardizing the disclosure requirements, requiring additional information on changes in the benefit obligations and fair values of plan assets. and eliminating certain disclosure requirements no longer considered to be useful. The new disclosure requirements are designed to improve the understandability of benefit disclosure for final analysis. the Company has considered the implications of SFAS 132 and has concluded that no additional disclosure is required at this time.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has considered the implications of SFAS 133 and has concluded that its implementation will not have a material effect on the Company's consolidated financial statements.

         During 1998, the American Institute of Certified Public Accountants promulgated Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5 requires that companies expense start-up activities as incurred. Although SOP 98-5 is not effective until fiscal years beginning after December 15, 1998, it does encourage entities to early adopt its requirements. The Company has elected to early adopt SOP 98-5 effective July 1, 1998. Thus, in accordance with SOP 98-5, the Company has recorded the after-tax charge as a cumulative effect of accounting change within the Company's 1998 Consolidated Statement of Operations. The effect of this change in accounting principle was to decrease net income by $1,326,000 (net of related income tax benefits of $778,000) or $.02 per basic and diluted share.

B.       ACQUISITIONS AND DISPOSITIONS

         During 1998 and 1997, Newpark issued an aggregate of 1,151,000 shares and 3,496,668 shares, respectively, of its common stock in exchange for all of the outstanding common stock of the following six companies:

                Company Name                Type of Company     Location            Shares
         ----------------------------       ---------------     ---------------   ---------
         1998 acquisitions:
         Southwestern Universal Corp        Drilling Fluids     West Texas          450,000
         Optimum Fluids, Inc.               Drilling Fluids     Western Canada      281,000
         Houston Prime Pipe & Supply        Solids Control      Gulf Coast          420,000
                                                                                  ---------
                                                                                  1,151,000

         1997 acquisitions:

         Sampey, Bilbo, Meschi Drilling
           Fluids Management, Inc.          Drilling Fluids      Gulf Coast       2,328,000
         Excalibar Minerals, Inc.           Barite Grinding      Gulf Coast         666,668
         Bockmon Construction Company       Site Preparation     Gulf Coast         502,000
                                                                                  ---------
                                                                                  3,496,668

         These business combinations have been accounted for as poolings of interests, and accordingly, the consolidated financial statements for periods prior to the combinations have been restated to include the accounts and results of operations of these entities.

         Prior to the combinations, the year end for two of the entities was September 30 and the year end for one of the entities was October 31. Newpark's fiscal year is December 31. In applying pooling of interests accounting, the December 31, 1997 and 1996 Newpark consolidated statements of operations were combined with the statements of operations for the corresponding year end of each pooled entity. Retained earnings (deficit) of the combined entities were adjusted by $563,000 and ($625,000) as of the beginning of Newpark's fiscal 1998 and 1997 years, respectively, to include net income/(losses) of the pooled entities for the periods October 1, 1997 to December 31, 1997 and November 1, 1996 to December 31, 1996. During these periods, the revenues of the pooled entities which were excluded from the consolidated statements of operations were $3.9 million and $3.0 million, for 1997 and 1996, respectively. Amounts included in the accompanying consolidated statements of operations for the years ended December 31, 1997 include the results of these entities for the year ended September 30, 1997. Amounts included in the accompanying consolidated statements of operations for the years ended December 31, 1996 include the results of these entities for the years ended and September 30, 1996 and October 31, 1996.

         Operating results prior to the combination of the separate companies and the combined amounts presented in the consolidated financial statements are summarized below:

------------------------------------------------------------------------------------
                                                          Year Ended
  (In thousands of dollars)                               December 31,
------------------------------------------------------------------------------------

                                               1998           1997           1996
------------------------------------------------------------------------------------
Revenues:
        Newpark                            $   249,313    $   210,277    $   121,542
        Houston Prime                            4,448          6,022          1,773
        Optimum                                  2,016          1,813           --
        Southwestern                             1,031          6,882          3,534
        Bockmon                                   --            3,174          3,936
        Excalibar                                 --            5,077          8,462
        SBM                                       --             --           14,432
------------------------------------------------------------------------------------
        Combined                           $   256,808    $   233,245    $   153,679
====================================================================================
Net Income (Loss):
        Newpark                            $   (64,590)   $    36,909    $    18,453
        Houston Prime                              789            805             14
        Optimum                                     (6)          (354)          --
        Southwestern                               192            162           (102)
        Bockmon                                   --               12            (65)
        Excalibar                                 --              207            602
        SBM                                       --             --               50
------------------------------------------------------------------------------------
        Combined                           $   (63,615)   $    37,741    $    18,952
====================================================================================


         In addition to these transactions, Newpark acquired, in the aggregate, eight other companies in 1998 and seven other companies in 1997. These acquisitions have been accounted for by the purchase method and include the results of operations of the acquired companies since their respective acquisition dates. These acquisitions were completed in exchange for an aggregate of 2,346,771 shares of Newpark common stock and $22,652,000 in cash during 1998 and 1,193,332 shares of Newpark common stock and $9,186,000 in cash during 1997. The purchase prices were allocated based on preliminary estimates of fair values at the dates of acquisition. The Company does not believe that the final purchase price allocation will differ significantly from the preliminary purchase price allocation. This resulted in an excess of purchase price over assets acquired of $51,671,000, which is being amortized on a straight-line basis over 15 to 20 years.

         The purchase price was allocated to the net assets acquired based on their fair values at the date of acquisition, as follows:

                                                        1998           1997
                                                     -----------    -----------
Current assets                                       $    15,078    $     3,240
Property, Plant & Equipment                                6,579         10,848
Liabilities assumed                                      (17,729)        (6,096)
Goodwill                                                  35,241         16,430
                                                     -----------    -----------
Total purchase price, net of cash acquired                39,169         24,422
Less value of common stock issued                        (23,360)       (16,743)
                                                     -----------    -----------
Cash purchase price, net of cash acquired            $    15,809    $     7,679
                                                     ===========    ===========


         The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the above purchase acquisitions had occurred on January 1, 1997:


---------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                             1998            1997
---------------------------------------------------------------------------------------------
Revenues                                                        $    279,496      $   276,476
Net income (loss)                                                    (62,047)          37,777
Net income (loss) per common and
   common equivalent share:
         Basic                                                  $       (.90)     $      0.58
         Diluted                                                        (.90)            0.56
=============================================================================================

      The above unaudited proforma amounts have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill, additional depreciation expense for assets recorded at fair market value at the date of acquisition, additional interest expense for borrowings, and the net impact of the above adjustments on income tax expense. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1997, or of future results of operations of the consolidated entities.

         On August 12, 1996, the Company acquired from Campbell Wells, Ltd. ("Campbell") substantially all of the non-landfarm assets and certain leases associated with five transfer stations located along the Gulf Coast and three receiving docks at the landfarm facilities operated by Campbell for cash consideration of $70.5 million. This acquisition has been accounted for under the purchase method, and the results of the operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over assets acquired of $77.1 million, of which $68.6 million is being amortized on a straight-line basis over 35 years, $7.5 million, attributable to a non-compete agreement, was being amortized on a straight-line basis over 25 years and $1.0 million, attributable to dock leases, which is being amortized over the respective lease terms. As a result of the signing of a Settlement Agreement with U.S. Liquids, Inc. (see Notes C and M), the remaining unamortized value of the non-compete agreement was reduced to $900,000, (the estimated fair market value) and is being amortized over the revised non-compete period of three years. The adjustment to the unamortized balance of the non-compete agreement of $6.1 million was included in arbitration settlement charged to operations in 1998.

         In conjunction with this acquisition and the acquisition of a new waste disposal license in 1996, the Company recorded a restructure charge of $2.4 million, $1.6 million after taxes, or $0.03 per common share. A total of approximately $1.8 million was related to the restructuring of certain of the Company's E&P waste processing operations and staffing changes to facilitate the integration of its operations with those recently acquired by Campbell. The Company recognized an additional $.6 million cost associated with the termination of processing operations at its original NORM facility at Port Arthur, Texas and the partial closure of the site.

         On August 29, 1996, the Company sold the land, buildings and certain equipment comprising substantially all of the assets of its former marine repair operation to the operator of the facility and refinanced certain advances previously made to the operator. The assets sold had previously been subject to an operating lease to the same party, and the purchase was made under the terms of a purchase option granted in the original lease. The sales price of approximately $16.0 million represents the net book value of the assets sold and refinanced. The consideration received included $1.2 million in cash, $7.2 million in notes receivable and $7.6 million in debt obligations which were assumed by the operator. The notes receivable are included in other assets and have been recorded at their estimated fair value, which approximates the amount at which they can be prepaid at the operator's option during the term of the notes. The notes receivable include two notes, one of which is in the face amount of $8,534,000, bears simple interest at 5.0% per annum, with interest and principal payable at September 30, 2003. The second note, in the amount of $600,000 bearing interest at 8% per annum, was subsequently paid off during the first quarter of 1998. The remaining note is secured by a second lien on the assets sold as well as certain guarantees of the operator.

C.       SIGNIFICANT 1998 CHARGES

         During the mid 1990's through the first half of 1998 the Company experienced significant growth through a series of strategic acquisitions and mergers, and increasing demand for its related products and services. Due to a significant decrease in the price of oil and gas and the resultant impact on drilling activity, the Company experienced a sharp decline in the demand for its products and services during the third and fourth quarters of 1998. This decline in customer demand materialized quickly from the previous growth period and, coupled with the timing of the Company's continued efforts to bring certain proprietary innovations to its customers, caused the Company to re-assess its overall operations. This re-assessment, as well as the settlement of an arbitration dispute, resulted in the Company recording pretax charges during 1998 of $9.2 million ($4 million and 5.2 million in the third and fourth quarters, respectively) for a provision for uncollectible accounts, $52.3 million ($20.4 million and $31.9 million in the third and fourth quarters, respectively) for the impairment of long-lived assets, and $27.5 million ($9.1 million and $18.4 million in the third and fourth quarters, respectively) relating to the arbitration settlement.

         The provision for uncollectible accounts is primarily related to the weakness in the commodity prices of oil and gas and the resulting liquidity problems encountered by a number of customers to whom the Company has sold products or services. The majority of the current year provision relates to three specific customers.

         The impairment of long-lived assets includes $43.0 million for the write-down of the Company's wooden board road mat fleet used in its mat and integrated services segment. The Company is in the process of converting a significant portion of its domestic rental fleet to a new composite mat. Accordingly, the Company has disposed of many of its older mats, which would normally have required maintenance and repair costs to be expended. The write-down represents the net book value associated only with mats that have been abandoned and destroyed. An impairment charge related to any of the remaining wooden mats currently in service has not been recorded. The Company also incurred an impairment of $1.3 million in its mat & integrated services segment representing the net book value of a machine previously used in remediation operations that was abandoned after it was rendered obsolete by other new equipment introduced by the Company, which is technologically superior.

         Also, included in the impairment was $4.7 million of write-downs for assets used in the Company's fluids sales & engineering segment. These assets have either been abandoned (primarily warehouses and mixing plants located in the Austin Chauk region) due to market conditions or were written down to their disposal value due to excess capacity created by a downturn in the Company's operations.

         In addition, in the impairment was $1.3 million to write-down barges to their disposal value which were previously used in the Company's E&P waste disposal segments which are no longer required due to decreased volumes of waste being handled. The Company also incurred a write-down of $1.9 million in this segment relating to the abandonment of additional disposal sites being constructed for future use. Due to the downturn in the oilfield waste market created by reduced oilfield drilling, the Company will not pursue bringing this additional capacity on-line.

         The $27.5 million of charges relating to the arbitration settlement stems from the settlement during the third quarter (with final modifications during the fourth quarter) between the Company's E&P waste disposal segment and
U. S. Liquids, Inc. ("USL") over a contract dispute which is discussed more fully in Note M. The total settlement was $30 million, of which $6 million was paid in 1998 and $11 million, $9 million and $4 million will be paid in 1999, 2000 and 2001, respectively. The settlement provided for, among other things, 1) the termination of Newpark's original contractual commitment to provide waste to USL's disposal facilities for twenty-five years and 2) the right, but not the obligation to deliver specified volumes of E&P waste to USL's facilities until June 30, 2001 without additional cost. The right to deliver waste was valued at its estimated fair market value of $8 million based on the volumes that can be delivered and the market price to dispose of such waste. This amount is being recorded as a charge to operations over the disposal period. The termination feature was valued at $22 million, which represented the balance of the total settlement and an obligation was recorded based on the present value of the contractual payments assigned to the termination feature. At December 31, 1998, the recorded amount of the obligation was $15.3 million. Total pretax charges associated with the settlement of $27.5 million includes a $6.1 million write down to the estimated fair value of the remaining non-compete with U.S. Liquids with the remaining $21.4 million representing the portion of the settlement associated with the termination feature.

         The above charges, which were primarily non-cash, or will be paid over an extended period of time, contributed significantly to the reported net loss for 1998. To compensate for the sharp decline in the markets it serves, the Company has also made significant changes in its operations, including disposal of non-performing assets, closure of facilities and reductions in staffing levels in all of its business segments. In addition, since December 31, 1998, the Company has paid down approximately $12 million of the outstanding balance under the credit facility and has obtained the necessary amendments to such credit facility to provide for covenants which are consistent with the Company's current financial condition and anticipated market outlook.

D.       INVENTORY

         The Company's inventory consisted of the following items at December 31, 1998 and 1997:

----------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                  1998                          1997
----------------------------------------------------------------------------------------------------------------------
Board road lumber                                                           $     1,276                   $      5,017
Logs                                                                              4,835                          8,546
Drilling fluids raw materials and components                                     11,385                          6,058
Supplies                                                                          1,285                            926
Other                                                                               600                            942
                                                                            -----------                   ------------
   Total                                                                    $    19,381                   $     21,489
                                                                            ===========                   ============

E.       PROPERTY, PLANT AND EQUIPMENT

         The Company's investment in property, plant and equipment at December 31, 1998 and 1997 is summarized as follows:

----------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                  1998                          1997
----------------------------------------------------------------------------------------------------------------------
Land                                                                        $     9,770                   $      8,190
Buildings and improvements                                                       33,753                         41,870
Machinery and equipment                                                         152,304                         86,492
Board road mats                                                                  71,660                        114,504
Other                                                                             6,111                          3,730
                                                                            -----------                   ------------
                                                                                273,598                        254,786
Less accumulated depreciation                                                   (55,610)                       (63,728)
                                                                            -----------                   ------------
                                                                            $   217,988                   $    191,058
======================================================================================================================

F.       CREDIT ARRANGEMENTS AND LONG-TERM DEBT

         Credit arrangements and long-term debt consisted of the following at December 31, 1998 and 1997:

----------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                     1998                        1997
----------------------------------------------------------------------------------------------------------------------
Senior subordinated notes                                                       $  125,000                 $   125,000
Bank line of credit                                                                 80,900                           -
Building loan                                                                        1,335                       1,683
Other, principally installment notes secured by
  machinery and equipment, payable through
   2001 with interest at 2.0% to 13.5%                                               2,017                       2,812
                                                                                ----------                 -----------
                                                                                   209,252                     129,495

Less:  current maturities of long-term debt                                         (1,195)                     (1,499)
                                                                                ----------                 -----------
Long-term portion                                                               $  208,057                 $   127,996
======================================================================================================================

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

         As of December 31, 1998, the Company maintained a $100.0 million bank credit facility in the form of a revolving line of credit commitment. The credit facility is unsecured. It bears interest at either a specified prime rate (7.75% at December 31, 1998) or the LIBOR rate (5.07% at December 31, 1998) plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The weighted average interest rate on the outstanding balance under the credit facility in 1998 and 1997 was 5.87% and 7.04%, respectively. The line of credit requires monthly interest payments and matures on June 30, 2001. At December 31, 1998, $15.6 million of letters of credit were issued and outstanding, leaving a net of $84.4 million available for cash advances under the line of credit. The credit facility requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. One of the requirements was that the Company could not incur net losses for two consecutive fiscal quarters. Due primarily to the asset impairments and the arbitration settlement which were recorded during the third and fourth quarters of 1998, the Company sustained net losses for two consecutive quarters. The lenders have waived this default and amended the credit facility to provide for covenants which are consistent with the Company's current financial condition and market outlook. At December 31, 1998, the Company was in compliance with all other requirements of the respective agreements, as amended. In addition, the Notes and the credit facility contain covenants which significantly limit the payment of dividends on the common stock of the Company.

         Maturities of long-term debt are $1,195,000 in 1999, $854,000 in 2000, $81,291,000 in 2001, $242,000 in 2002, $211,000 in 2003 and $125,459,000
thereafter.

G.       INCOME TAXES

         The provision for income taxes charged to operations is principally U.
S. Federal tax as follows:

                                                                                Year Ended December 31,
------------------------------------------------------------------------------------------------------------------
(In thousands)                                                      1998                 1997              1996
------------------------------------------------------------------------------------------------------------------
Current tax expense (benefit)                                  $     (5,083)        $      6,366        $    3,716
Deferred tax expense (benefit)                                      (25,965)              15,880             6,168
                                                               ------------         ------------        ----------
Total provision (benefit)                                      $    (31,048)        $     22,246        $    9,884
==================================================================================================================

         The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

                                                                                Year Ended December 31,
------------------------------------------------------------------------------------------------------------------
                                                                    1998                 1997              1996
------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit) at statutory rate                        (35.0)%               35.0%             35.0%
Non-deductible expenses                                                 1.4                  1.5                .6
Tax effect of NOL                                                        --                   .4              (1.0)
Other                                                                    .8                   .2               (.3)
                                                               ------------         ------------        ----------

Total income tax expense (benefit)                                   (32.8)%                37.1%             34.3%
=====================================================================================================+============

         For federal income tax purposes, the Company has net operating loss carryforwards ("NOLs") of approximately $62 million (net of amounts disallowed pursuant to IRC Section 382) that, if not used, will expire in 1999 through 2018. The Company also has approximately $2.3 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. Additionally, for state income tax purposes, the Company has NOLs of approximately $74 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in year 2000 through 2013.

         Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

---------------------------------------------------------------------------------------
(In thousands)                                                 1998            1997
---------------------------------------------------------------------------------------
Deferred tax assets:
     Net operating losses                                  $     25,640    $      5,096
     Accruals not currently deductible                            3,103           2,518
     Bad debts                                                    3,411             800
     Deferred payments under settlement agreement                 6,164            --
     Alternative minimum tax credits                              2,341           3,441
     All other                                                      962             530
                                                           ------------    ------------

         Total deferred tax assets                               41,621          12,385
    Valuation allowance                                          (1,326)         (1,326)
                                                           ------------    ------------

         Net deferred tax assets                           $     40,295    $     11,059
                                                           ------------    ------------

Deferred tax liabilities:
     Accelerated depreciation and amortization             $     21,033    $     21,554
     Inventory costs capitalized for financial reporting            943           2,369
     All other                                                    2,808             730
                                                           ------------    ------------

       Total deferred tax liabilities                            24,784          24,653
                                                           ------------    ------------

       Total net deferred tax  assets (liabilities)        $     15,511    $    (13,594)
                                                           ============    ============

         Under SFAS No. 109, a valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 1998 and 1997, the Company recorded a valuation allowance for state NOLs, generated by a particular subsidiary, that the Company believes may not be utilized in the future. At December 31, 1998, the Company has recognized a net deferred tax asset of $15.5 million, the realization of which is dependent on the Company's ability to generate taxable income in future periods. The Company believes that its estimate of future earnings based on contracts in place and its earnings trend from recent prior years supports recognition of this amount.

         Deferred tax expense includes a decrease (increase) in the valuation allowance for deferred tax assets of ($1,326,000) and $236,000 for 1997, and 1996, respectively.

H.       EQUITY SECURITIES

         The Company has been authorized to issue up to 1,000,000 shares of Preferred Stock, $.01 par value, none of which are issued or outstanding at December 31, 1998.

         On May 13, 1998, the stockholders of the Company approved an increase in the number of authorized shares of common stock to 100,000,000.

         Changes in outstanding Common Stock for the years ended December 31, 1998, 1997, and 1996 were as follows:

----------------------------------------------------------------------------------------------------------
(In thousands of shares)                                    1998                   1997            1996
----------------------------------------------------------------------------------------------------------
Outstanding, beginning of year                                  65,212              62,758          47,184
Shares issued for acquisitions                                   2,347               1,193               -
Shares issued for deferred compensation plan                       535                  59               -
Other                                                               17                   -               -
Shares issued for public offering                                    -                   -          13,800
Shares issued to settle royalty obligations                          -                   -             434
Shares issued to acquire mat patent rights                           -                   -             276
Shares issued upon exercise of options                             729               1,202           1,064
                                                         -------------           ---------        --------
    Outstanding, end-of-year                                    68,840              65,212          62,758
==========================================================================================================


I.       EARNINGS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), the Company changed its method of calculating earnings per share during the fourth quarter of 1997. Per share and weighted average share amounts for all years presented have been restated to conform to the requirements of SFAS No. 128, and to give effect for all 1998 and 1997 transactions accounted for as poolings of interest (see Note B).

         The following table presents the reconciliation of the numerator and denominator for calculating earnings per share in accordance with the disclosure requirements of SFAS 128 as follows (in thousands, except per share data):

                                                          FOR THE YEARS ENDED
                    ---------------------------------------------------------------------------------------------------------------
                                   1998                                  1997                                  1996
                    --------------------------------        -------------------------------         -------------------------------
                      Income      Shares   Per Share          Income    Shares    Per Share         Income     Shares    Per Share
                      (Num)       (Den)     Amount             (Num)     (Den)     Amount            (Num)      (Den)      Amount
                    ---------    -------   ---------         --------   -------   ---------         -------    -------   ----------
BASIC EPS

Income (loss)
available to
common
stockholders        $(63,615)     67,058   $  (0.95)          $37,741    64,158     $ .59           $18,952     53,197     $ .36
                                           ========                                 =====                                  =====

EFFECT OF
DILUTIVE
SECURITIES

Stock options                          -                                  1,472                                  1,759
                                  ------                                 ------                                 ------

DILUTED EPS

Income (loss)
available to
common
stockholders        $(63,615)     67,058   $  (0.95)          $37,741    65,630     $ .58           $18,952     54,956     $ .34
                    ========      ======   ========           =======    ======     =====           =======     ======     =====

         Options excluded from the computation of diluted EPS for the year ended December 31, 1998 that could potentially dilute basic EPS in the future were options to purchase 4,435,664 shares. Since the Company incurred a loss per share for 1998, such dilutive options were excluded, as they would be antidilutive to basic EPS.

         Options to purchase 12,000 and 16,000 shares of common stock, at exercise prices of $20.84 and $19.53 per share, respectively, were outstanding during the fourth quarter of 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire during the fourth quarter of 2002, were still outstanding at the end of 1997.

         Options to purchase 40,000 shares of common stock, at an exercise price of $9.31 per share were outstanding during the fourth quarter of 1996, but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares. The options, which expire during the fourth quarter of 2001, were all outstanding at the end of 1996.

J.      STOCK OPTION PLANS

        At December 31, 1998, the Company had three stock-based compensation plans, which are described below. The Company applies Accounting Principles Board Opinion 25 ("APB 25") and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net income
(loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                              Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                 1998              1997               1996
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                           As reported          $    (63,615)      $   37,741         $  18,952
                                            Pro forma                 (68,977)          35,245            17,990



Basic earnings (loss) per share             As reported                 (0.95)            0.59              0.36
                                            Pro forma                   (1.03)            0.55              0.34



Diluted earnings (loss)                     As reported                 (0.95)            0.58              0.34
  per share                                 Pro forma                   (1.03)            0.54              0.33
=================================================================================================================

        The fair value of each option grant is estimated on the date of grant using the Black- Scholes option-pricing model, with the following assumptions:


                                                      Years Ended December 31,
                                                1998            1997             1996
                                                --------------------------------------
Risk free interest rate                           5.2%            6.3%             6.2%

Expected years until exercise                       4               4                4

Expected stock volatility                        56.9%           64.3%            40.8%

Dividend yield                                      0%              0%               0%

        A summary of the status of the Company's stock option plans as of December 31, 1998, 1997, and 1996 and changes during the periods ending on those dates is presented below:


                                                                   Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                1998                          1997                          1996
-----------------------------------------------------------------------------------------------------------------------------
                                                        W-A                            W-A                          W-A
                                         Shares    Exercise Price     Shares      Exercise Price    Shares     Exercise Price
                                       ---------   --------------  -----------    --------------   ----------  --------------
Outstanding at
   beginning of year                   4,070,557    $     7.59       4,110,132    $     4.90        3,980,032    $     3.26
   Granted                             1,254,000         11.35       1,254,000         12.59        1,264,000          8.16
   Exercised                            (726,222)         4.92      (1,153,315)         3.50       (1,066,768)         2.73
   Canceled                             (162,671)        13.45        (140,260)         6.69          (67,132)         3.78
                                       ---------                    ----------                     ----------


Outstanding at end of year             4,435,664    $     8.02       4,070,557    $     7.59        4,110,132    $     4.90
                                       =========                    ==========                     ==========

Weighted-average fair
  value of options granted
   during the year                                  $     6.51                    $     6.80                     $     3.28


         The following table summarizes information about all stock options outstanding at December 31, 1998.

                                      Options Outstanding                                   Options Exercisable
                    ------------------------------------------------------------    -------------------------------------
   Range of                             Weighted-Average           Weighted-                                 Weighted-
   Exercise             Number              Remaining               Average             Number                Average
   Prices            Outstanding      Contractual Life (Years)    Exercise Price      Exercisable          Exercise Price
--------------      ------------     -------------------------   ---------------    -------------        ----------------
$1.72 to $3.81         1,039,106               3.75              $     3.57            1,039,106            $      3.57
$4.02 to $8.28           407,196               5.87                    5.87              119,661                   4.85
$8.31 to $8.31           948,389               4.94                    8.31              610,916                   8.31
$9.31 to $9.94            36,667               5.40                    9.48               13,333                   9.31
$10.00 to $21.00       2,004,306               5.75                   10.59              289,917                  10.00
                     -----------               ----              ----------          -----------            -----------
                       4,435,664               5.12              $     8.02            2,072,933            $      5.98
                     ===========               ====              ==========          ===========            ===========


     In December 1998 a total of 1,729,306 options, none of which were for the benefit of executive officers, were amended to reflect a reduction of the exercise price to $10.00 per share. On the date of the amendment, the price of Newpark's common stock was $5.63 per share.

     The Amended and Restated Newpark Resources, Inc. 1988 Incentive Stock Option Plan (the "1988 Plan") was adopted by the Board of Directors on June 22, 1988 and thereafter was approved by the stockholders. The 1988 Plan was amended several times and provided for approximately 4,000,000 shares to be issuable thereunder. Under the terms of the 1988 Plan, an option could not be granted for an exercise price less than the fair market value on the date of grant and could have a term of up to ten years. No future grants are available under the 1988 Plan

         The 1993 Non-Employee Directors' Stock Option Plan (the "1993 Non-Employee Directors' Plan") was adopted on September 1, 1993 by the Board of Directors and, thereafter, was approved by the stockholders in 1994. Non-employee directors are not eligible to participate in any other stock option or similar plans currently maintained by the Company. The purpose of the 1993 Non-Employee

Directors' Plan is to promote an increased incentive and personal interest in the welfare of Newpark by those individuals who are primarily responsible for shaping the long-range plans of Newpark, to assist Newpark in attracting and retaining on the Board persons of exceptional competence and to provide additional incentives to serve as a director of Newpark.

         Prior to January 29, 1998, the 1993 Non-Employee Directors' Stock Option Plan (the "Non-Employee Directors' Plan") provided that each non-employee director who was serving on the Board of Directors on September 1, 1993, and each new non-employee director who was first elected to the Board of Directors after September 1, 1993, would be granted a stock option to purchase, at an exercise price equal to the fair market value of the Common Stock on the date of grant, 63,000 shares of common stock. The Non-Employee Directors' Plan also provided that each time a non-employee director had served on the Board for a period of five consecutive years, such director automatically would be granted a stock option to purchase 42,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on the date of grant. Effective January 29, 1998, the Non-Employee Directors' Plan was amended to reduce the number of shares of Common Stock for which a stock option will be granted to each non-employee director who is first elected a director after that date from 63,000 shares to 10,000 shares of Common Stock. The Non-Employee Directors' Plan also was amended to delete the provisions for the automatic grant of additional stock options at five-year intervals and to provide instead for automatic additional grants to each Non-Employee Director of stock options to purchase 10,000 shares of Common Stock on January 29, 1998, and each time the Non-Employee director is re-elected to the Board of Directors. These amendments were approved by the stockholders on May 13, 1998.

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

         The maximum number of shares of common stock of Newpark that may be issued pursuant to the Plan is 676,909, subject to adjustment pursuant to certain provisions of the Plan. The maximum amount of cash that may be awarded pursuant to the Plan is $1,500,000, and each such amount may be increased by the Board of Directors. If shares of stock or the right to receive cash awarded or issued under the Plan are reacquired by Newpark due to a forfeiture or for any other reason, such shares or right to receive cash will be cancelled and thereafter will again be available for purposes of the Plan. At December 31, 1998, 594,234 shares of common stock had been issued under the Plan and $1,428,000 had been awarded.

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

         Included in accounts payable and accrued liabilities at December 31, 1998, 1997 and 1996, were equipment purchases of $5,186,000, $3,632,000, and
$1,283,000, respectively. Also included are notes payable for equipment purchases in the amount of $434,000, $83,000 and $1,397,000 for 1998, 1997, and
1996, respectively.

         Interest of $13,144,000, $4,801,000, and $4,313,000, was paid in 1998,
1997 and 1996, respectively. Income taxes of $9,991,000, $4,751,000, and
$3,186,000 were paid in 1998, 1997 and 1996, respectively.

M.       COMMITMENTS AND CONTINGENCIES

         Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters will not have a material adverse effect on Newpark's consolidated financial statements.

         In conjunction with the 1996 acquisition of Campbell Wells Ltd. ("Campbell"), Newpark became a party to a "NOW Disposal Agreement", pursuant to which Newpark was required, for a period of 25 years following the acquisition, to deliver to Campbell for disposal at its landfarm facilities an agreed annual quantity of E&P Waste, and Campbell executed a Noncompetition Agreement under which it agreed not to compete with Newpark in the marine-related E&P Waste disposal business for five years.

The landfarms are now operated by U.S. Liquids, Inc. ("USL"), which also assumed Campbell's obligations under the Noncompetition Agreement. During 1998, a dispute arose between the parties concerning Newpark's obligations under the NOW Disposal Agreement. In September 1998, Newpark and USL settled their dispute by executing a Settlement Agreement and a "Payment Agreement" under which, among other things, Newpark's contractual commitment to deliver waste to USL's disposal facilities was terminated immediately, and Newpark agreed to pay USL $30 million, $6 million of which was paid in 1998, $11 million of which is to be paid in 1999, $9 million of which is to be paid in 2000 and $4 million of which is to be paid in 2001. The payments to be made in 2000 and 2001 are subject to increase based on the increase, if any, in the Consumer Price Index between July 1, 1998 and January 3, 2000. Under the Payment Agreement, Newpark has the right, but not the obligation, to deliver specified volumes of E&P Waste to USL's facilities until June 30, 2001 without additional cost, and, subject to certain conditions, Newpark may extend this arrangement for two additional one-year terms at an additional annual cost of $8 million, which amount is also subject to increase based on increases in the Consumer Price Index. As part of the settlement, Newpark agreed that USL may engage in the business of cleaning tanks, barges, vessels, containers and similar structures used in the transportation and storage of E&P Waste, and USL purchased from Newpark certain equipment used by Newpark in such cleaning activities.

         During 1992, the State of Texas assessed additional sales taxes for the years 1988-1991. The Company has filed a petition for redetermination with the Comptroller of Public Accounts. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial statements.

         In the normal course of business, in conjunction with its insurance programs, the Company has established letters of credit in favor of certain insurance companies in the amount of $1,000,000 and $1,500,000 at December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, the Company had outstanding guaranty obligations totaling $1,526,000 and $1,201,000, respectively, in connection with facility closure bonds issued by an insurance company.

         Since May 1988, the Company has held the exclusive right to use a patented prefabricated wooden mat system with respect to the oil and gas exploration and production industry within the State of Louisiana. On June 20, 1994, the Company entered into a new license agreement by which it obtained the exclusive right to use the same patented prefabricated mat system, without industry restriction, throughout the continental United States. The license agreement requires, among other things, that the Company purchase a minimum of 20,000 mats annually through 2003. The Company has met this annual mat purchase requirement since the inception of the agreement. Any purchases in excess of that level may be applied to future annual requirements. The Company's annual commitment to maintain the agreement in force, absent any excess purchases, is currently estimated to be $4,600,000. At December 31, 1998, purchases in excess of prior year commitment levels will significantly mitigate future annual requirements for the foreseeable future.

         Since July 1995, Newpark has held the exclusive worldwide right to use a patented composite mat system. Production of these mats did not commence until 1998. The license agreement requires, among other things, that the Company purchase a minimum of 5,000 mats annually. Any purchases in excess of that level may be applied to future annual requirements. Newpark's annual commitment to maintain the agreement in force is currently estimated to be $3,500,000.

         The Company holds the exclusive rights to use two types of patented processing equipment. In order to maintain these exclusive rights, the Company is required to purchase a minimum number of units annually. The Company has exceeded these annual purchase commitments since the inception of the agreements. Any purchases in excess of the annual commitment may be applied to future commitments. Newpark's annual commitment to maintain these agreements in force is currently estimated to be $2,600,000. The Company has guaranteed certain debt obligations of a joint venture in which it holds a 49% interest, through the issuance of a letter of credit. The guarantee is limited to $15 million, plus accrued interest.

         The Company leases various manufacturing facilities, warehouses, office space, machinery and equipment, including transportation equipment, under operating leases with remaining terms ranging from one to ten years, with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were $10,731,000, $5,993,000, and $5,251,000, in 1998, 1997 and 1996, respectively.

         Future minimum payments under noncancellable operating leases, with initial or remaining terms in excess of one year are: $5,715,000 in 1999, $6,071,000 in 2000, $5,004,000 in 2001 $3,595,000 in 2002, $3,353,000 in 2003
and $12,531,000 thereafter.


N.       CONCENTRATIONS OF CREDIT RISK

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

         Concentrations of credit risk with respect to trade accounts and notes receivable are generally limited due to the large number of entities comprising the Company's customer base, and for notes receivable, the required collateral. The Company maintains an allowance for losses based upon the expected collectibility of accounts and notes receivable.

O.       SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                      Quarter Ended
----------------------------------------------------------------------------------------------------------------------
                                                                       Mar 31       Jun 30       Sep 30         Dec 31
                                                                       ------       ------       ------         ------
 (In thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------------
FISCAL YEAR 1998 (AS PREVIOUSLY REPORTED)
Revenues                                                            $   69,111   $   67,019   $   64,899
Operating income                                                        20,459       20,223      (43,936)
Net income                                                              11,600       11,295      (33,395)
Net income per share
         Basic                                                            0.18         0.17        (0.49)
         Diluted                                                          0.18         0.17        (0.49)

Weighted average common and common equivalent shares outstanding:
         Basic                                                          64,663       66,448       67,605
         Diluted                                                        66,083       67,731       68,071

FISCAL YEAR 1998 (AS RESTATED)
Revenues                                                            $   72,404   $   67,019   $   62,899    $   54,486
Operating income                                                        19,571       16,807      (43,135)      (75,736)
Net income                                                              11,227        9,109      (32,882)      (51,069)
Net income per share
         Basic                                                            0.17         0.14        (0.49)        (0.74)
         Diluted                                                          0.17         0.13        (0.49)        (0.74)

Weighted average common and common equivalent shares outstanding:
         Basic                                                          65,364       66,448       67,605        68,775
         Diluted                                                        66,784       67,731       67,605        68,775

FISCAL YEAR 1997 (AS PREVIOUSLY REPORTED)
Revenues                                                            $   42,915   $   47,959   $   57,908    $   66,572
Operating income                                                        11,953       13,959       16,873        19,693
Net income                                                               7,115        8,269       10,129        11,603
Net income per share
         Basic                                                            0.12         0.13         0.16          0.18
         Diluted                                                          0.11         0.13         0.15          0.18

Weighted average common and common Equivalent shares outstanding:
         Basic                                                          61,265       61,921       63,588        64,041
         Diluted                                                        62,656       63,291       65,122        65,643
FISCAL YEAR 1997 (AS RESTATED)
Revenues                                                            $   47,501   $   52,545   $   62,494    $   70,705
Operating income                                                        12,361       14,367       17,200        20,013
Net income                                                               7,362        8,516       10,196        11,668
Net income per share
         Basic                                                            0.12         0.13         0.16          0.18
         Diluted                                                          0.12         0.13         0.15          0.17

Weighted average common and common equivalent shares outstanding:
         Basic                                                          62,637       63,293       64,906        65,192
         Diluted                                                        64,028       64,653       66,440        66,794

         The information above has been restated to reflect the effects of all 1998 and 1997 transactions accounted for as poolings of interests. In addition, 1998 quarterly information has been restated to reflect certain adjustments in the Fluids Sales & Engineering segment for charges that had been capitalized in the first and second quarters and were later determined to be more appropriately expensed in those quarters and to reflect a more accurate cut off of certain revenues and expenses between the third and fourth quarters. The effects of these adjustments were to reduce reported net income in the first and second quarter by $958,000 and $2,186,000, respectively and to reduce revenues and increase net income in the third quarter by $2,000,000 and $513,000, respectively.

         Included in the fourth quarter of 1998 are charges to adjust certain inventories to physical amounts and to account for differences in gross margins, primarily in the Fluids Sales & Engineering segment, which were estimated during the interim periods of 1998. The total of these charges was $4,381,000 and is included in costs of services provided. In addition, as further discussed in Note C, during the third and fourth quarters of 1998, the Company recorded significant charges associated with asset impairments, arbitration settlement, and increases in the provision for uncollectible accounts.

P.       SEGMENT AND RELATED INFORMATION

         The Company's three business units have separate management teams and infrastructures that offer different products and services to a homogenous customer base. The business units form the three reportable segments of E&P Waste Disposal, Fluids Sales & Engineering and Mat & Integrated Services.

         E&P Waste Disposal: This segment provides disposal services for both oilfield exploration and production ("E&P") waste and E&P waste contaminated with naturally occurring radioactive material. The primary method used for disposal is low pressure injection into environmentally secure geologic formations deep underground. The primary operations for this segment are in the Gulf Coast market and customers include major multinational and independent oil companies. This segment plans to begin expansion into the disposal of non-hazardous industrial waste in 1999. Disposal of this type of waste could lead to an expansion of Newpark's customer base and geographic service points for this segment.

         Fluids Sales & Engineering: This segment provides drilling fluids sales and engineering services and onsite drilling fluids processing services. The primary operation for this segment are in the Gulf Coast market, however, other markets served by this segment include Oklahoma, Canada, Mexico, and the Permian Basin. Customers include major multinational, independent and national oil companies.

         Mat & Integrated Services: This segment provides prefabricated interlocking mat systems for the construction of drilling and work sites. In addition, the segment provides fully-integrated onsite and offsite environmental services, including site assessment, pit design, construction and drilling waste management, and regulatory compliance services. The primary markets served include the Gulf Coast market, Venezuela and Canada. The principal customers are major national, independent and national oil companies. In addition, this segment provides temporary work site services to the pipeline, electrical utility and highway construction industries principally in the Southeastern portion of the United States.

         The accounting policies of the reportable segments are the same as those described in Note A. The Company evaluates the performance of its operating segments based on income before taxes, accounting changes, nonrecurring items, and interest income and expense.

         Newpark does not believe it is dependent on any one customer. During the year ended December 31, 1998 there were no sales to one customer in excess of 10%. During the years ended December 31, 1997 and 1996, one customer accounted for approximately 10% of total revenues. This customer is a customer of the Mat & Integrated Services segment. Export sales are not significant.

         Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" caption includes corporate-related items, results of insignificant operations and as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                                                                      Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                         1998                1997                1996
                                                                         ----                ----                ----
                                                                                        (In thousands)
REVENUES (1)

E&P Waste Disposal                                                 $   58,457           $    62,681         $   45,106
Fluids Sales & Engineering                                            104,142                69,227             28,201
Mat & Integrated Services                                             111,513               103,216             83,067
Other                                                                      --                    --              1,360
Eliminations                                                          (17,304)               (1,879)            (4,055)
----------------------------------------------------------------------------------------------------------------------
   Total Revenues                                                 $   256,808           $   233,245         $  153,679
======================================================================================================================


(1) Segment revenues include the following intersegment transfers:

E&P Waste Disposal                                                $       869           $       380         $      201
Fluids Sales & Engineering                                              1,089                    --                 --
Mat & Integrated Services                                              15,346                 1,499              3,854
----------------------------------------------------------------------------------------------------------------------
   Total Intersegment Transfers                                   $    17,304           $     1,879         $    4,055
======================================================================================================================
OPERATING INCOME (LOSS):

Segment Operating Income (Loss)
E&P Waste Disposal                                                $    16,633           $    26,463         $   14,245
Fluids Sales & Engineering                                            (13,961)               12,534                811
Mat & Integrated Services                                               9,342                28,130             21,933
Other                                                                    --                    --                  922
----------------------------------------------------------------------------------------------------------------------
   Total Segment Operating Income (Loss)                          $    12,014           $    67,127         $   37,911

General and administrative expenses                                    (4,305)               (3,185)            (2,920)
Provision for uncollectibles                                           (9,180)
Impairment of long-lived assets                                       (52,266)
Arbitration settlement                                                (27,463)
Equity in net loss of unconsolidated affiliate                         (1,293)
Restructure expense                                                      --                    --               (2,432)
----------------------------------------------------------------------------------------------------------------------
                   Total Operating Income (Loss)                  $   (82,493)          $    63,942         $   32,559
======================================================================================================================


                                                                    December 31
                                                                  ---------------
                                                         1998          1997         1996
                                                     -----------   -----------   -----------
                                                                  (In thousands)
SEGMENT ASSETS

E&P Waste Disposal                                   $   156,047   $   149,746   $   130,856
Fluids Sales & Engineering                               166,189        73,793        12,731
Mat & Integrated Services                                136,737       173,303       134,691
Other                                                     45,649        54,781        20,793
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

   Total Assets                                      $   504,622   $   451,623   $   299,071
============================================================================================

DEPRECIATION & AMORTIZATION

E&P Waste Disposal                                   $     6,258   $     5,371   $     2,899
Fluids Sales & Engineering                                 4,619         1,331           424
Mat & Integrated Services                                 25,822        19,617        13,885
Other                                                         30            74           364
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
   Total Depreciation & Amortization                 $    36,729   $    26,393   $    17,572
--------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES

E&P Waste Disposal                                   $    30,621   $    20,816   $     6,845
Fluids Sales & Engineering                                23,211        16,249         2,765
Mat & Integrated Services                                 47,335        42,296        36,857
Other                                                         15           115            33
--------------------------------------------------------------------------------------------
   Total Capital Expenditures                        $   101,182   $    79,476   $    46,500
--------------------------------------------------------------------------------------------

         The following table sets forth information about the Company's operations by geographic area:

                                                        Years Ended December 31,
                                                -----------------------------------------
                                                   1998           1997           1996
                                                -----------    -----------    -----------
REVENUE
         Domestic                               $   239,309    $   230,684    $   151,987
         International                               17,499          2,561          1,692
                                                -----------    -----------    -----------
                  Total                         $   256,808    $   233,245    $   153,679
                                                ===========    ===========    ===========

OPERATING INCOME (LOSS)
         Domestic                               $   (84,499)   $    63,949    $    31,387
         International                                2,006             (7)         1,172
                                                -----------    -----------    -----------
                  Total                         $   (82,493)   $    63,942    $    32,559
                                                ===========    ===========    ===========



                                                              December 31,
                                                ---------------------------------------
ASSETS                                             1998           1997         1996
------                                          -----------   -----------   -----------
Domestic                                        $   470,998   $   442,117   $   290,661
International                                        33,624         9,506         8,410
                                                -----------   -----------   -----------
         Total                                  $   504,622   $   451,623   $   299,071
                                                ===========   ===========   ===========

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

Dated:    March 27, 1999

                                      NEWPARK RESOURCES, INC.


                                      By: /s/ JAMES D. COLE
                                         -------------------------------------
                                         James D. Cole, Chairman of the Board,
                                                  President and Chief Executive
                                                  Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.


    Signatures                                    Title                              Date
    ----------                                    -----                              ----

/s/ JAMES D. COLE
--------------------------------
James D. Cole                        Chairman of the Board, President             March 27, 1999
                                      and Chief Executive Officer


/s/ MATTHEW W. HARDEY
--------------------------------
Matthew W. Hardey                    Vice President of Finance and                March 27, 1999
                                      Chief Financial Officer


/s/ ERIC M. WINGERTER
--------------------------------
Eric M. Wingerter                    Controller (Principal                        March 27, 1999
                                      Accounting Officer)


/s/ WM. THOMAS BALLANTINE
--------------------------------
Wm. Thomas Ballantine                Executive Vice President and                 March 27, 1999
                                      Director

/s/ DIBO ATTAR
--------------------------------
Dibo Attar*                          Director                                     March 27, 1999


/s/ W. W. GOODSON
--------------------------------
W. W. Goodson*                       Director                                     March 27, 1999


/s/ DAVID P. HUNT
--------------------------------
David P. Hunt*                       Director                                     March 27, 1999


/s/ DR. ALAN KAUFMAN
--------------------------------
Dr. Alan Kaufman*                    Director                                     March 27, 1999


/s/ JAMES H. STONE
--------------------------------
James H. Stone*                      Director                                     March 27, 1999


/s/ JAMES D. COLE
--------------------------------
*James D. Cole
  Attorney-in-Fact

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       FINANCIAL STATEMENTS

         Reports of Independent Auditors
         Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996. Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996. Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996. Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996. Notes to Consolidated Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3.       EXHIBITS

         3.1      Restated Certificate of Incorporation.+

         3.2      Bylaws.(1)

         4.1 Indenture, dated as of December 17, 1997, among the registrant, each of the Guarantors identified therein and State Street Bank and Trust Company, as Trustee.(2)

         4.2 Form of the Newpark Resources, Inc. 8 % Senior Subordinated Notes due 2007, Series B.(2)

         4.3 Form of Guarantees of the Newpark Resources, Inc. 8 % Senior Subordinated Notes due 2007. (2)

         10.1 Employment Agreement, dated as of October 23, 1990, between the registrant and James D. Cole.(1)*

         10.2 Lease Agreement, dated as of May 17, 1990, by and between Harold F. Bean Jr. and Newpark Environmental Services, Inc. ("NESI").(1)

         10.3 Lease Agreement, dated as of July 29, 1994, by and between Harold F. Bean Jr. and NESI.(3)

         10.4 Building Lease Agreement, dated April 10, 1992, between the registrant and The Traveler's Insurance Company.(4)

         10.5 Building Lease Agreement, dated May 14, 1992, between State Farm Life Insurance Company, and SOLOCO, Inc.(4)

         10.6 Operating Agreement, dated June 30, 1993, between Goldrus Environmental Services, Inc. and NESI.(3)

         10.7 Amended and Restated 1993 Non-Employee Directors' Stock Option Plan.*+

         10.8     1995 Incentive Stock Option Plan.(5)*

         10.9 Exclusive License Agreement, dated June 20, 1994, between SOLOCO, Inc. and Quality Mat Company.(3)

         10.10 Restated Credit Agreement, dated June 30, 1997, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and BankOne, Louisiana, National Association, Deutsche Bank A.G., New York Branch and/or Cayman Islands Branch and Hibernia National Bank, as banks (the "Banks").(6)

         10.11 First Amendment to Restated Credit Agreement, dated November 7, 1997, among the registrant, the subsidiaries of the registrant named therein and the Banks.(7)

         10.12 Second Amendment to Restated Credit Agreement, dated December 10, 1997, among the registrant, the subsidiaries of the registrant named therein and the Banks.(7)

         10.13 Third, Fourth, Fifth and Sixth Amendment to Restated Credit Agreement, dated December 10, 1997, among the registrant, the subsidiaries of the registrant named therein and the Banks.(7)]+

         10.14 Credit Agreement, dated December 1, 1995, between SOLOCO, Inc., and Hibernia National Bank.(5)

         10.15 Now Disposal Agreement, dated June 4, 1996, among Sanifill, Inc., Now Disposal Operating Co. and Campbell Wells, Ltd.(8)

         10.16 Settlement of Arbitration and Release, dated July 22, 1998, among the registrant and U.S. Liquids, Inc.+

         10.17 Payment Agreement, dated December 31, 1998, among the registrant, Newpark Environmental Services, Inc. and U.S. Liquids, Inc.+

         10.18 Option Agreement, dated December 31, 1998, among the registrant, Newpark Environmental Services, Inc. and U.S. Liquids, Inc.+

         10.19 Asset Purchase Agreement, dated September 16, 1998 among Newpark Environmental Services, Inc. and U.S. Liquids, Inc.+

         10.20 Amendment to Asset Purchase Agreement, dated September 22, 1998 among Newpark Environmental Services, Inc. and U.S. Liquids, Inc.+

         10.21 Noncompetition Agreement of September 16, 1998, among the registrant and U.S. Liquids, Inc.+

         10.22 Miscellaneous Agreement, dated September 16, 1998, among the registrant and U.S. Liquids, Inc.+

         10.23    Operating Agreement of The Loma Company L.L.C.+

         21.1     Subsidiaries of the Registrant+

         23.1     Consent of Deloitte & Touche LLP+

         24.1     Powers of Attorney+

         27.1     Financial Data Schedule+

         27.2     Restated Financial Data Schedule+

         27.3     Restated Financial Data Schedule+

-------------------------------

+        Filed herewith.

*        Management Compensation Plan or Agreement.

(1) Previously filed in the exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-40716) and incorporated by reference herein.

(2) Previously filed in the exhibits to the registrant's Registration Statement on Form S-4 (File No. 333-45197) and incorporated by reference herein.

(3) Previously filed in the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein.

(4) Previously filed in the exhibits to the registrant's Registration Statement on Form S-8 (File No. 33-83680) and incorporated by reference herein.

(5) Previously filed in the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein.

(6) Previously filed in the exhibits to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(7) Previously filed in the exhibits to the registrants Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated by reference herein.

(8) Previously filed in the exhibits to the registrant's Registration Statement on Form S-3 (File No. 333-05805), and incorporated by reference herein.


(b)      REPORTS ON FORM 8-K

         During the last quarter of the period covered by this report, Newpark filed one report on Form 8-K. In that report, filed October 6, 1998, Newpark reported, under item 5, that on September 22, 1998, Newpark announced it had settled the previously disclosed dispute concerning its obligations under the NOW Disposal Agreement with U.S. Liquids, Inc.

                               INDEX TO EXHIBITS


     EXHIBIT
     NO.          DESCRIPTION
     -------      -----------
         3.1      Restated Certificate of Incorporation.+

         3.2      Bylaws.(1)

         4.1 Indenture, dated as of December 17, 1997, among the registrant, each of the Guarantors identified therein and State Street Bank and Trust Company, as Trustee.(2)

         4.2      Form of the Newpark Resources, Inc. 8 % Senior Subordinated
                  Notes due 2007, Series B.(2)

         4.3      Form of Guarantees of the Newpark Resources, Inc. 8 % Senior
                  Subordinated Notes due 2007. (2)

         10.1 Employment Agreement, dated as of October 23, 1990, between the registrant and James D. Cole.(1)*

         10.2 Lease Agreement, dated as of May 17, 1990, by and between Harold F. Bean Jr. and Newpark Environmental Services, Inc.
                  ("NESI").(1)

         10.3 Lease Agreement, dated as of July 29, 1994, by and between Harold F. Bean Jr. and NESI.(3)

         10.4 Building Lease Agreement, dated April 10, 1992, between the registrant and The Traveler's Insurance Company.(4)

         10.5     Building Lease Agreement, dated May 14, 1992, between State
                  Farm Life Insurance Company, and SOLOCO, Inc.(4)

         10.6     Operating Agreement, dated June 30, 1993, between Goldrus
                  Environmental Services, Inc. and NESI.(3)

         10.7     Amended and Restated 1993 Non-Employee Directors' Stock Option
                  Plan.*+

         10.8     1995 Incentive Stock Option Plan.(5)*

         10.9     Exclusive License Agreement, dated June 20, 1994, between
                  SOLOCO, Inc. and Quality Mat Company.(3)

         10.10 Restated Credit Agreement, dated June 30, 1997, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and BankOne, Louisiana, National
                  Association, Deutsche Bank A.G., New York Branch and/or Cayman
                  Islands Branch and Hibernia National Bank, as banks (the
                  "Banks").(6)

         10.11    First Amendment to Restated Credit Agreement, dated November
                  7, 1997, among the registrant, the subsidiaries of the registrant named therein and the Banks.(7)

         10.12    Second Amendment to Restated Credit Agreement, dated December
                  10, 1997, among the registrant, the subsidiaries of the registrant named therein and the Banks.(7)

         10.13    Third, Fourth, Fifth and Sixth Amendment to Restated Credit
                  Agreement, dated December 10, 1997, among the registrant, the subsidiaries of the registrant named therein and the Banks.(7)]+

         10.14    Credit Agreement, dated December 1, 1995, between SOLOCO,
                  Inc., and Hibernia National Bank.(5)

         10.15    Now Disposal Agreement, dated June 4, 1996, among Sanifill,
                  Inc., Now Disposal Operating Co. and Campbell Wells, Ltd.(8)

         10.16 Settlement of Arbitration and Release, dated July 22, 1998, among the registrant and U.S. Liquids, Inc.+

         10.17 Payment Agreement, dated December 31, 1998, among the registrant, Newpark Environmental Services, Inc. and U.S.
                  Liquids, Inc.+

         10.18 Option Agreement, dated December 31, 1998, among the registrant, Newpark Environmental Services, Inc. and U.S. Liquids, Inc.+

         10.19 Asset Purchase Agreement, dated September 16, 1998 among Newpark Environmental Services, Inc. and U.S. Liquids, Inc.+

         10.20 Amendment to Asset Purchase Agreement, dated September 22, 1998 among Newpark Environmental Services, Inc. and U.S. Liquids, Inc.+

         10.21 Noncompetition Agreement of September 16, 1998, among the registrant and U.S. Liquids, Inc.+

         10.22 Miscellaneous Agreement, dated September 16, 1998, among the registrant and U.S. Liquids, Inc.+

         10.23    Operating Agreement of The Loma Company L.L.C.+

         21.1     Subsidiaries of the Registrant+

         23.1     Consent of Deloitte & Touche LLP+

         24.1     Powers of Attorney+

         27.1     Financial Data Schedule+

         27.2     Restated Financial Data Schedule+

         27.3     Restated Financial Data Schedule+

-------------------------------

+        Filed herewith.

*        Management Compensation Plan or Agreement.

(1) Previously filed in the exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-40716) and incorporated by reference herein.

(2) Previously filed in the exhibits to the registrant's Registration Statement on Form S-4 (File No. 333-45197) and incorporated by reference herein.

(3) Previously filed in the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein.

(4) Previously filed in the exhibits to the registrant's Registration Statement on Form S-8 (File No. 33-83680) and incorporated by reference herein.

(5) Previously filed in the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein.

(6) Previously filed in the exhibits to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(7) Previously filed in the exhibits to the registrants Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated by reference herein.

(8) Previously filed in the exhibits to the registrant's Registration Statement on Form S-3 (File No. 333-05805), and incorporated by reference herein.