Form 10-Q
period 1999-03-31
NEWPARK RESOURCES INC
filed 1999-05-13
CIK 71829

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


For the quarterly period ended March 31, 1999         Commission File No. 1-2960


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

Common stock, $0.01 par value: 68,888,572  shares at May 11, 1999.

================================================================================

                             NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                                 March 31, 1999



Item                                                                                                Page
Number          Description                                                                        Number
------          -----------                                                                        ------
                PART I

      1         Unaudited Consolidated Financial Statements:
                    Balance Sheets
                         March 31, 1999 and December 31, 1998..........................................3
                    Statements of Income for the
                         Three Month Periods Ended March 31, 1999 and 1998.............................4
                    Statements of Comprehensive Income for the
                         Three Month Periods Ended March 31, 1999 and 1998.............................5
                         Statements of Cash Flows for the
                         Three Month Periods Ended March 31, 1999 and 1998.............................6
                    Notes to Unaudited Consolidated Financial Statements ..............................7
      2         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............................................12

                PART II

      6         Exhibits and Reports on Form 8-K......................................................20





Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)                                                         March 31,     December 31,
-------------------------------------------------------------------------------------------------
(In thousands, except share data)                                     1999            1998
-------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                     $      4,899      $      6,611
     Accounts and notes receivable, less allowance
        of $10,606 in 1999 and $11,008 in 1998                           60,832            65,675
     Inventories                                                         18,381            19,381
     Current taxes receivable                                             4,719            10,593
     Deferred tax asset                                                  13,562            13,776
     Other current assets                                                 4,352             3,292
                                                                   ------------      ------------
        TOTAL CURRENT ASSETS                                            106,745           119,328

Property, plant and equipment, at cost, net of
     accumulated depreciation                                           211,651           217,988
Cost in excess of net assets of purchased businesses and
     identifiable intangibles, net of accumulated amortization          123,110           123,539
Deferred tax asset                                                        1,735             1,735
Other assets                                                             43,355            41,889
                                                                   ------------      ------------
                                                                   $    486,596      $    504,479
                                                                   ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                                 $         --      $         72
     Current maturities of long-term debt                                   994             1,195
     Accounts payable                                                    14,881            23,237
     Accrued liabilities                                                 14,531            11,711
     Arbitration settlement payable                                       6,800             7,176
                                                                   ------------      ------------
        TOTAL CURRENT LIABILITIES                                        37,206            43,391

Long-term debt                                                          197,354           208,057
Arbitration settlement payable                                            6,462             8,080
Other non-current liabilities                                             2,242             2,454
Commitments and contingencies                                                --                --

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 1,000,000 shares
        authorized, no shares outstanding                                    --                --
     Common Stock, $.01 par value, 100,000,000 shares
        authorized,  68,884,972 shares outstanding in 1999
        and 68,839,672 in 1998                                              688               688
     Paid-in capital                                                    320,063           319,833
     Foreign currency translation adjustments                              (813)           (1,033)
     Retained earnings (deficit)                                        (76,606)          (76,991)
                                                                   ------------      ------------
        TOTAL STOCKHOLDERS' EQUITY                                      243,332           242,497
                                                                   ------------      ------------
                                                                   $    486,596      $    504,479
                                                                   ============      ============


          See accompanying Notes to Consolidated financial Statements
                                       3


Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Month Periods Ended March 31,
(Unaudited)
-------------------------------------------------------------------------------------
(In thousands, except per share data)                     1999              1998
-------------------------------------------------------------------------------------

Revenues                                               $     52,779      $     72,404
Operating costs and expenses:
     Cost of services provided                               33,979            42,719
     Operating costs                                         14,030             9,658
                                                       ------------      ------------
                                                             48,009            52,377

General and administrative expenses                             490               911
Equity in net earnings of
     unconsolidated affiliate                                    --              (455)
                                                       ------------      ------------
Operating income                                              4,280            19,571
Interest income                                                (298)             (480)
Interest expense                                              3,977             2,638
                                                       ------------      ------------

Income before income taxes                                      601            17,413
Provision for income taxes                                      216             6,186
                                                       ------------      ------------

Net income                                             $        385      $     11,227
                                                       ============      ============

Weighted average common and common
equivalent shares outstanding:
     Basic                                                   68,872            65,364
                                                       ============      ============
     Diluted                                                 69,185            66,784
                                                       ============      ============


Net income per common and
common equivalent share:
     Basic                                             $       0.01      $       0.17
                                                       ============      ============
     Diluted                                           $       0.01      $       0.17
                                                       ============      ============



          See accompanying Notes to Consolidated financial Statements
                                       4


Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Month Periods Ended March 31,
(Unaudited)
------------------------------------------------------------------------------------
(In thousands)                                                1999           1998
------------------------------------------------------------------------------------


Net income                                                 $      385     $   11,227


Other comprehensive income:
        Foreign currency translation adjustments                  220              2
                                                           ----------     ----------

Comprehensive income                                       $      605     $   11,229
                                                           ==========     ==========

          See accompanying Notes to Consolidated financial Statements
                                       4

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31,
(Unaudited)

-------------------------------------------------------------------------------------------------------
(In thousands)                                                                  1999            1998
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                   $      385      $   11,227

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                7,201           8,053
     Provision for deferred income taxes                                            216           2,870
     Net earnings of unconsolidated affiliate                                        --            (455)
     Other                                                                         (264)             (3)
Change in assets and liabilities, net of effects of acquisitions:
     Decrease (increase) in accounts and notes receivable                         4,812         (12,310)
     Decrease in inventories                                                      1,000             813
     Decrease (increase) in other assets                                          1,887          (2,793)
     Decrease  in accounts payable                                               (9,796)         (5,753)
     Increase in accrued liabilities and other                                      611           4,827
                                                                             ----------      ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                 6,052           6,476
                                                                             ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                        (6,970)        (13,428)
     Proceeds from disposal of property, plant and equipment                        104              --
     Payments received on notes receivable                                          758           1,176
     Advances on notes receivable to joint venture                                   --            (405)
     Acquisitions, net of cash acquired                                              --             467
                                                                             ----------      ----------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      (6,108)        (12,190)
                                                                             ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on lines of credit                                            (10,400)             --
     Proceeds from equipment leasing                                              9,320              --
     Principal payments on notes payable and long-term debt                        (576)           (564)
     Proceeds from issuance of  debt                                                 --              --
     Proceeds from exercise of stock options                                         --           1,091
                                                                             ----------      ----------
        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (1,656)            527
                                                                             ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (1,712)         (5,187)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    6,611          21,699
                                                                             ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                               $    4,899      $   16,512
                                                                             ==========      ==========




Included in accounts payable and accrued liabilities at March 31, 1999 and 1998 were equipment purchases of $1.4 million and $4.7 million, respectively. Also included are notes payable for equipment purchases in the amount of $234,000 at March 31, 1998. Included in accrued liabilities at March 31, 1998 were $4.2 million of net assets related to acquisitions.

Interest of $1.6 million and $70,000 was paid during the three months ending March 31, 1999 and 1998, respectively. Income taxes of $217,000 and $1.9 million were paid during the three months ending March 31, 1999 and 1998, respectively.


          See accompanying Notes to Consolidated financial Statements
                                       6

                             NEWPARK RESOURCES, INC.
                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
                                   STATEMENTS



NOTE    1     -   INTERIM FINANCIAL STATEMENTS

                  In the opinion of management, the accompanying unaudited
              consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark" or the "Company") as of March 31, 1999, and the results of its operations and its cash flows for the three month periods ended March 31, 1999 and 1998. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1998 audited financial statements and related notes filed on Form 10-K. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

                  Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

NOTE    2     -   ACQUISITIONS

                  The accompanying unaudited consolidated financial statements include the effects of several acquisitions completed during 1998 that were accounted for as poolings of interests. These acquisitions included the following companies:


              Company Name                   Acquisition Date      Location         Shares
              ----------------------------   ----------------     ----------       -------
              Southwestern Universal Corp    March 19, 1998       West Texas       450,000
              Optimum Fluids, Inc.           May 28, 1999         Canada           281,000
              Houston Prime Pipe & Supply    May 29, 1999         Gulf Coast       420,000
                                                                                ----------
                                                                                 1,151,000
                                                                                ==========


                  Information for the quarter ended March 31, 1998 has been
              restated to reflect the effects of these transactions. In addition, results for the quarter ended March 31, 1998 have been restated to reflect certain adjustments in the Fluids Sales & Engineering segment for charges that had been capitalized in the first quarter and were later determined to be more appropriately expensed. Operating results prior to the combinations of the separate companies and the combined amounts presented in the unaudited consolidated financial statements are summarized below:


                               Three Months Ended
                                 March 31, 1998
                             (Dollars in thousands)

              Revenues:
                  Newpark                       $     67,393
                  Houston Prime                        2,693
                  Optimum                              1,287
                  Southwestern                         1,031
                                                ------------
                  Combined                      $     72,404
                                                ============

              Net Income (Loss):
                  Newpark                       $     10,526
                  Houston Prime                          272
                  Optimum                                237
                  Southwestern                           192
                                                ------------
                  Combined                      $     11,227
                                                ============


                  The accompanying consolidated financial statements also
              include the results of operations of Protec Mud Services, Ltd. since its acquisition by Newpark effective March 1, 1998, which was accounted for by the purchase method. This acquisition was completed in exchange for an aggregate of 385,418 shares of Newpark common stock and $4.2 million in cash. The historical results of operations related to this acquisition were not considered significant in relation to the financial reporting requirements of Newpark.

NOTE 4        -   EARNINGS PER SHARE

                  Basic net income per share was calculated by dividing net
              income by the weighted-average number of common shares outstanding during the period. Diluted net income per share was calculated by dividing net income by the weighted-average number of dilutive stock options granted to outside directors and certain employees which totaled approximately 313,000 shares and 1,420,000 shares during the three months ended March 31, 1999 and 1998, respectively. Options which were considered antidilutive because the exercise price of the options exceeded the average price for the applicable period totaled approximately 3,200,000 shares and 48,000 shares during the three months ended March 31, 1999 and 1998, respectively.

NOTE 5        -   ACCOUNTS AND NOTES RECEIVABLE

                  Included in current accounts and notes receivable at March 31,
              1999 and December 31, 1998 are:


-----------------------------------------------------------------------------------------
(In thousands)                                                    1999           1998
-----------------------------------------------------------------------------------------
Trade receivables                                              $   65,623      $   68,960
Unbilled revenues                                                   3,132           3,663
                                                               ----------      ----------
Gross trade receivables                                            68,755          72,623
Allowance for doubtful accounts                                   (10,606)        (11,008)
                                                               ----------      ----------
Net trade receivables                                              58,149          61,615
Notes and other receivables                                         2,683           4,060
                                                               ----------      ----------
Total                                                          $   60,832      $   65,675
                                                               ==========      ==========

NOTE 6        -   INVENTORY

                  The Company's inventory consisted of the following items at
              March 31, 1999 and December 31, 1998:

----------------------------------------------------------------------------------------
(In thousands)                                                   1999            1998
----------------------------------------------------------------------------------------
Drilling fluids raw materials
   and components                                              $   11,809     $   11,385
Logs                                                                3,007          4,835
Board road lumber                                                     897          1,276
Supplies                                                            2,437          1,285
Other                                                                 231            600
                                                               ----------     ----------
   Total                                                       $   18,381     $   19,381
                                                               ==========     ==========

NOTE 7        -   CAPITALIZED INTEREST

                  Interest of $500,000 and $296,000 was capitalized during the three months ended March 31, 1999 and 1998, respectively.


NOTE 8        -   LONG-TERM DEBT

                  As of March 31, 1999, the Company maintained a $100.0 million bank credit facility in the form of a revolving line of credit commitment. The credit facility is unsecured. It bears interest at either a specified prime rate (7.75% at March 31, 1999) or the LIBOR rate (5.0% at March 31, 1999) plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The line of credit requires monthly interest payments and matures on June 30, 2001. At March 31, 1999, $18.5 million of letters of credit were issued and outstanding, leaving a net of $81.5 million available for cash advances under the line of credit, of which $70.5 million was borrowed. The credit facility requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. One of the requirements was that the Company could not incur net losses for two consecutive fiscal quarters. Due primarily to the recording of asset impairment charges and an arbitration settlement in the third and fourth quarters of 1998, the Company sustained net losses for two consecutive quarters. The lenders waived this potential default and amended the current facility to provide for covenants that are consistent with the Company's financial condition and market outlook. At March 31, 1999, the Company was in compliance with all other requirements of the respective agreements, as amended. In addition, the Company's Senior Subordinated Notes and the credit facility contain covenants that significantly limit the payment of dividends on the common stock of the Company.

NOTE 9        -   SEGMENT DATA

                  Summarized financial information concerning the Company's
              reportable segments is shown in the following table:

                                                                               Three Months Ended March 31,
                                                                                 (Dollars in thousands)

                                                                         1999                            1998
                                                               -------------------------      -------------------------

Revenues by segment:
    E&P waste disposal                                         $   10,834           20.5%     $   18,064           24.9%
    Fluids sales & engineering                                     23,554           44.6          25,341           35.0
    Mat & integrated services                                      18,391           34.9          28,999           40.1
                                                               ----------     ----------      ----------     ----------
         Total                                                 $   52,779          100.0%     $   72,404          100.0%
                                                               ==========     ==========      ==========     ==========


                                                                                Three Months Ended March 31,
                                                                                   (Dollars in thousands)

                                                                                   1999             1998
                                                                                ----------      ----------

Operating income (loss) by segment:
    E&P waste disposal                                                          $    3,260      $    7,456
    Fluids sales & engineering                                                      (1,229)          4,493
    Mat & integrated services                                                        2,739           8,078
                                                                                ----------      ----------
         Total                                                                  $    4,770      $   20,027
                                                                                ==========      ==========

The figures above are shown net of intersegment transfers.

NOTE 10       -   SUBSEQUENT EVENTS

                  On April 16, 1999, the Company, sold to SCF-IV, L.P., a
              Delaware limited partnership managed by SCF Partners (the "Purchaser"), 150,000 shares of Series A Cumulative Perpetual Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"), and a warrant (the "Warrant") to purchase up to 2,400,000 shares of the Common Stock of the Company at an exercise price of $8.50 per share, subject to anti-dilution adjustments. The aggregate purchase price for the Series A Preferred Stock and the Warrant was $15.0 million, and the net proceeds from the sale were used to repay indebtedness. No underwriting discounts, commissions or similar fees were paid in connection with the sale of the securities.

              Cumulative dividends are payable on the Series A Preferred Stock quarterly in arrears at the initial dividend rate of 5% per annum, based on the stated value of $100 per share of Series A Preferred Stock. Dividends for the first three years are payable in Newpark Common Stock. The dividend rate is subject to adjustment three, five and seven years after the date of issuance. The agreement does not restrict Common Stock Dividends or Repurchases of Common Stock by the Company as long as all accumulated dividends on the Series A. Preferred Stock have been paid in full.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition, results of operations, liquidity and capital resources should be read in conjunction with the accompanying "Unaudited Consolidated Financial Statements" and "Notes to Unaudited Consolidated Financial Statements" as well as the Company's annual report on form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

         Sustained weakness in oil and gas prices in 1998 and throughout most of the recent quarter has produced a decline in market activity as measured by the rig count in the markets that Newpark serves. The decline in drilling activity continued throughout the quarter, even as oil and gas prices began to improve.

         The table below shows the average crude oil and natural gas prices for the first quarters of 1999 and 1998:

                                                       1999              1998
                                                       ----              ----

West Texas Intermediate Crude ($/bbl)                $ 13.17           $ 15.90
U.S. Spot Natural Gas ($/mcf)                        $  1.80           $  2.06

         The table below, based on the Baker-Hughes Rotary Rig Count depicts the recent downward trend in Newpark's primary market areas, including (i) South Louisiana Land; (ii) Texas Railroad Commission Districts 2 and 3; (iii) Louisiana and Texas Inland Waters; and (iv) Offshore Gulf of Mexico:

                                            1Q98       2Q98       3Q98       4Q98      1Q99
                                            ----       ----       ----       ----      ----

U.S. Rig Count                               968        864        796        690       551
Newpark's prime market                       283        266        219        204       185
Newpark's prime market to total             29.2%      30.8%      27.5%      29.6%     33.6%

           As of the week ended April 23, 1999, the U.S. rig count was 488, with 166 rigs, or 34.0%, within Newpark's primary market. This marks the lowest rig count (U.S. Rig Count) ever recorded in the history of the indicator. Rig counts in Newpark's primary market are down from a peak of 297, recorded during the week ended February 20, 1998.

------------
Source:  Baker Hughes Incorporated

         The recent decline in rig activity has affected the Company's revenue and is expected to continue to affect future period revenues until the cash flow of the independent oil and gas production industry recovers.

         Natural gas production accounts for the majority of activity in the Gulf Coast region. Gas prices began to improve during March 1999 and have continued to rise during April. Lower oil prices, beginning in 1998, slowed drilling in markets more oriented toward oil, such as the Austin Chauk region, West Texas, Oklahoma and areas which produce primarily heavy oil, such as Canada and Venezuela. Oil prices have recovered as a result of voluntary production curtailment by OPEC member countries. Recent news reports of improving economic conditions in other world markets are expected to produce increased demand, which should provide increased support for the current pricing of oil.

         Operating results for the quarter ended March 31, 1998 have been restated to give effect to several pooling of interests transactions that took place during 1998 and the reallocation of certain 1998 charges that affected first quarter results. Summarized financial information concerning the Company's reportable segments for the three month periods ended March 31, 1999 and 1998 is shown below:


                                                             Three Months Ended March 31,
                                                                (Dollars in thousands)

                                                         1999                                 1998
                                             -----------------------------      -----------------------------

Revenues by segment:
    E&P waste disposal                       $     10,834             20.5%     $     18,064             24.9%
    Fluids sales & engineering                     23,554             44.6            25,341             35.0
    Mat & integrated services                      18,391             34.9            28,999             40.1
                                             ------------     ------------      ------------     ------------
         Total                               $     52,779            100.0%     $     72,404            100.0%
                                             ============     ============      ============     ============



                                                   Three Months  Ended March 31,
                                                       (Dollars in thousands)

                                                       1999              1998
                                                  ------------      ------------
Operating income (loss) by segment:
    E&P waste disposal                            $      3,260      $      7,456
    Fluids sales & engineering                          (1,229)            4,493
    Mat & integrated services                            2,739             8,078
                                                  ------------      ------------
         Total                                    $      4,770      $     20,027
                                                  ============      ============

The figures above are shown net of intersegment transfers.

Revenues

         Total revenues declined to $52.8 million in 1999, from $72.4 million in 1998, a decrease of $19.6 million, or 27.1%. The components of the decrease in revenues were a $7.2 million decrease in waste disposal revenues, a $1.8 million decrease in drilling fluids sales and engineering revenues and a $10.6 million decrease in mat and integrated services revenues.

         The $7.2 million or 40% decrease in waste disposal revenue is attributable to the decline in waste volumes received as a result of lower drilling activity. During the first quarter of 1999 Newpark received 783,000 barrels of E&P waste compared to 1.6 million barrels in the comparable quarter of 1998, a 51% decline while pricing remained stable during the comparable periods. Approximately 60% of the decline occurred in the inland barge drilling market, and an additional 10% resulted from Newpark's waste water recycling program, which reduces the number of barrels, not the revenue earned. E&P waste accounted for 89% and 95% of total waste disposal revenues for the quarters ended March 31, 1999 and 1998, respectively.

         In spite of the significant declines in drilling rig activity relative to the first quarter of 1998, drilling fluids revenue declined only $1.8 million, or 7%. Drilling fluids revenues were benefited by several acquisitions during 1998 which, among other things, expanded operations into the Oklahoma Anadarko Basin and Western Canada. In addition, the drilling fluids segment continued to penetrate the markets that it serves and gain market share. Offsetting these revenue gains was the continued softness in commodity prices experienced throughout the drilling fluids industry that began in the latter part of 1998. While commodity pricing has put downward pressure on both revenues and margins in this segment, the Company continues to be pleased with its customers' reception to its DeepDrill(TM) fluids system. As this system gains greater market acceptance, it is expected to enhance both revenues and margins for this segment.

         The decrease of $10.6 million in mat and integrated services revenue reflects competitive pressure and low activity relative to industry capacity. The Company, as well as many of its competitors, had increased their inventories of mats during 1997 and the first half of 1998 in response to increasing industry activity. The sharp decline in drilling activity created significant overcapacity in this market. Roll-out of the new composite mats is continuing and the anticipated lower operating costs for the new mats is expected to help the Company to better compete in the current competitive pricing environment.

Operating Income

         The Company reported operating income of $4.3 million for the first quarter of 1999, a decline of $15.3 million or 78%, as compared to operating income of $19.6 million in 1998. Beginning in the third quarter of 1998, the Company began significant cost reductions in its infrastructure in order to address market shifts and the expected continuance of lower drilling activity. The full effects of some of these reductions were not completely realized in the first quarter of 1999. The Company will continue to monitor its level of operating costs in relation to revenues, while ensuring that customer service is not impaired. While Newpark has recently made significant cost cuts, it has attempted to maintain a level of operating capacity which will allow a recovery when drilling activity increases.

         Segment operating income declined to $4.8 million in the first quarter of 1999 from $20.0 million in 1998, a decrease of $15.2 million, or 76%. The components of the decrease were a $4.2 million decrease in E&P waste disposal operating income, a $5.7 million decrease in fluids sales and engineering operating income and a $5.3 million decrease in mat and integrated services operating income.

         The $4.2 million decrease in waste disposal operating income resulted from a 40% decline in volume that reduced operating margins. When the sharp decline in market activity began in the second quarter of 1998, the Company began reducing the number of barges in its operations, including tugboats under charter, closing facilities and reducing staffing levels. The Company has continued to reduce costs in this segment of its business in the first quarter of 1999.

         The $5.7 million decrease in fluids sales and engineering operating income is due primarily to the decline in revenue of $1.8 million that resulted from the rig count decline and commodity pricing. Rapid expansion in this business segment through acquisitions and new distribution facilities during 1997 and 1998, significantly increased the Company's drilling fluids infrastructure. The downturn in oil prices, and reduced drilling activity in the regions that this segment serviced resulted in lower revenue opportunities and sharp declines in operating margins beginning in the latter half of 1998. In response, the Company has closed several of its facilities, primarily in the Austin Chauk of Louisiana and Texas, and downsized its operations. This downsizing has included the disposal of assets, which do not serve its other markets effectively, and the reduction in staffing levels. The Company has continued to make cost reductions in this business segment in the first quarter of 1999.

         The $5.3 million decrease in mat and integrated services operating income is attributable to the $10.6 million decline in revenues for this segment, declining margins from competitive pricing and, increased operating costs associated with the continued disposal of wooden mats. Mat disposal operations were conducted for the most part with internal labor and assets. There will be some continuing cost for mat disposal in the second quarter of 1999. This business segment has significantly cut costs in response to the decline in demand for its services by reducing staffing levels, closing facilities and disposing of excess assets. Further cost cuts were implemented in this segment in the first quarter of 1999.

Interest Income/Expense

         Net interest expense was $3.7 million for the first quarter of 1999, an increase of $1.5 million, or 68% as compared to $2.2 million for the first quarter of 1998. The increase in net interest cost is due to an increase of $75 million in average outstanding borrowings which was slightly offset by a decrease in the average effective interest rate from 9.13% in 1998 to 8.79% in 1999. The increase in average outstanding borrowings under the Company's bank credit facility during 1998 was used to fund acquisitions, capital expenditures and working capital for operations growth experienced until the sharp decline in drilling activity in the third quarter of 1998. During the first quarter of 1999, the Company reduced total borrowings by $11 million. In addition, as discussed below, in April 1999 the Company further reduced its borrowings by $15 million from net proceeds of a preferred stock offering.

Provision for Income Taxes

         For the quarters ended March 31, 1999 and 1998, the Company recorded income tax provisions of $216,000 and $6.2 million, reflecting an income tax rate of 35.9% and 35.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position decreased by $6.4 million during the quarter ended March 31, 1999. Key working capital data is provided below:

                                                       March 31, 1999           December 31, 1998
                                                       --------------           -----------------

              Working Capital (000's)                    $  69,539                 $  75,937
              Current Ratio                                   2.87                      2.75


         The Company's long term capitalization was as follows:

                                                            March 31,      December 31,
                                                             1999             1998
--------------------------------------------------------------------------------------
Long-term debt (including current maturities):
        Credit facility                                  $     70,500     $     80,900
        Subordinated debt                                     125,000          125,000
        Other                                                   2,848            3,352
                                                         ------------     ------------
        Total long-term debt                                  198,348          209,252

Stockholders' equity                                          243,332          242,497
                                                         ------------     ------------

        Total capitalization                             $    441,680     $    451,749
                                                         ============     ============

         For the quarter ended March 31, 1999, Newpark's working capital needs were met primarily from operating cash flow. Total cash generated from operations of $6.1 million helped provide for $6.1 million used in investing activities and $1.7 million used in financing activities.

         During the first quarter of 1999, the Company entered into an operating lease transaction, under which it received $9.3 million in reimbursement of expenditures previously incurred by the Company for the purchase of a portion of the underlying equipment. Additionally the Company received an income tax refund of approximately $6.1 million, during this same period.

         Newpark's current bank credit facility provides for a $100.0 million revolving credit facility maturing on June 30, 2001, including up to $20.0 million in standby letters of credit. At March 31, 1999, $18.5 million in letters of credit were issued and outstanding under the credit facility, and $70.5 million was outstanding under the revolving facility. Advances under the credit facility bear interest at either (i) a specified prime rate or (ii) the LIBOR rate plus a spread which is determined quarterly based on the credit facility. The credit facility requires that Newpark maintain certain specified financial ratios and comply with other usual and customary requirements. One of the requirements of the credit facility is that the Company cannot incur losses for two consecutive quarters. Due primarily to asset impairments and an arbitration settlement that were both recorded during the third and fourth quarter of 1998, the Company sustained losses over two quarters. The banks have waived any potential defaults as a result of these two loss quarters and amended the Credit Facility to provide for covenants which are consistent with the Company's current financial condition and anticipated market outlook. Newpark was in compliance with all other requirements of the credit facility, as amended, at March 31, 1999. Several of the financial ratios under the credit facility are at or near their respective limits. Any losses sustained by the Company in future quarters may cause Newpark to not be in compliance with certain financial covenants unless waivers can be obtained from the banks.

         In April 1999 the Company sold to SCF-IV, L.P., a Delaware limited partnership managed by SCF Partners, 150,000 shares of Series A Cumulative Perpetual Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"), and a warrant (the "Warrant") to purchase up to 2,400,000 shares of the Common Stock of the Company at an exercise price of $8.50 per share, subject to anti-dilution adjustments. The aggregate purchase price for the Series A Preferred Stock and the Warrant was $15.0 million, and the net proceeds from the sale have been used to repay indebtedness. This repayment of debt has provided additional coverage under two of the financial ratios of the credit facility. The Company has plans to make additional reductions of the outstanding balance during 1999. There can be no assurance, however, that the Company will be able to make such additional reductions, or, if needed, obtain any necessary waivers from the banks.

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

         In addition to substantially addressing Year 2000 issues in its own critical computer systems, the Company continues its process of contacting its major customers and vendors to assess their progress in addressing their Year 2000 issues. Included with these contacts is a request to address embedded technology as it relates to their own operations and to products supplied to the Company. The Company expects to have responses from these customers and vendors by the second or third quarter of 1999. The Company believes that in making these contacts it can minimize the risks associated with Year 2000 failures of such vendors and customers. The Company can give no assurance that the systems of other companies on which its systems rely will be converted or otherwise addressed on time, or that a failure to convert by another company would not have a material adverse effect on Newpark.

         While the Company has and will continue to make efforts to address Year 2000 issues, it could experience disruptions in its operations as a result of failures in its own systems and those of its major vendors or customers. Accordingly, the Company will develop contingency plans by the end of the second quarter of 1999 to help mitigate the effects of failures, if any.

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

FORWARD-LOOKING STATEMENTS

         The foregoing discussion contains `forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. There are risks and uncertainties that could cause future events and results to differ materially from those anticipated by management in the forward-looking statements included in this report. Among these risks and uncertainties are (a) the level of exploration for and production of oil and gas and the industry's willingness to spend capital on environmental and oilfield services; (b) oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital; (c) domestic and international political, military, regulatory and economic conditions; (d) other risks and uncertainties generally applicable to the oil and gas exploration and production industry; (e) any rescission or relaxation of existing regulations affecting the disposal of E&P waste and NORM, failure of governmental authorities to enforce such regulations or the ability of industry participants to avoid or delay compliance with such regulations; (f) future technological change and innovation, which could result in a reduction in the amount of waste being generated or alternative methods of disposal being developed; (g) increased competition in the Company's product lines; (h) the Company's success in introducing new products and integrating potential future acquisitions; and
(i) any disruptions in its operations as a result of failures in its own computer systems and those of its major vendors or customers resulting from Year 2000 issues.

PART II

ITEM 6.           EXHIBIT AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.  Financial Data Schedule

         (b) The registrant did not file any reports on Form 8-K for the quarter ended March 31, 1999.

                             NEWPARK RESOURCES, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  May 11, 1999


                                    NEWPARK RESOURCES, INC.




                                    By:  /s/ Matthew W. Hardey
                                         ---------------------------------------
                                         Matthew W. Hardey, Vice President
                                               and Chief Financial Officer

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule