Form 10-Q
period 1999-06-30
NEWPARK RESOURCES INC
filed 1999-08-16
CIK 71829

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


For the quarterly period ended June 30, 1999         Commission File No. 1-2960


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

                               Yes  [X]   No
                                   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock, $0.01 par value: 69,002,641 shares at August 12, 1999.

===============================================================================

                             NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                                  June 30, 1999



  Item                                                                         Page
 Number       Description                                                     Number
 ------       -----------                                                     ------

              PART I

    1         Unaudited Consolidated Financial Statements:
                   Balance Sheets
                       June 30, 1999 and December 31, 1998 ....................  3
                   Statements of Operations for the Three and Six Month
                        Periods Ended June 30, 1999 and 1998...................  4
                   Statements of Comprehensive Income for the
                        Six Month Periods Ended June 30, 1999 and 1998.........  5
                   Statements of Cash Flows for the Six Month
                        Periods Ended June 30, 1999 and 1998...................  6
                   Notes to Unaudited Consolidated Financial Statements .......  7
    2         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................... 15

              PART II

    1         Legal Proceedings................................................ 27
    4         Submission of Matters to a Vote of Security Holders.............. 27
    6         Exhibits and Reports on Form 8-K................................. 28

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS

(Unaudited)                                                         June 30,    December 31,
--------------------------------------------------------------------------------------------
(In thousands, except share data)                                    1999          1998
--------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                     $   6,243      $   6,611
     Accounts and notes receivable, less allowance
         of $10,602 in 1999 and $11,008 in 1998                       52,829         65,675
     Inventories                                                      19,198         19,381
     Current taxes receivable                                          4,271         10,593
     Deferred tax asset                                               13,565         13,776
     Other current assets                                              4,579          3,292
                                                                   ---------      ---------
         TOTAL CURRENT ASSETS                                        100,685        119,328

Property, plant and equipment, at cost, net of
     accumulated depreciation                                        224,680        217,988
Cost in excess of net assets of purchased businesses and
     identifiable intangibles, net of accumulated amortization       122,161        123,539
Deferred tax asset                                                       888          1,735
Other assets                                                          39,146         41,889
                                                                   ---------      ---------
                                                                   $ 487,560      $ 504,479
                                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                                 $      --      $      72
     Current maturities of long-term debt                                918          1,195
     Accounts payable                                                 13,930         23,237
     Accrued liabilities                                               9,312         11,711
     Arbitration settlement payable                                    6,417          7,176
                                                                   ---------      ---------
         TOTAL CURRENT LIABILITIES                                    30,577         43,391

Long-term debt                                                       194,786        208,057
Arbitration settlement payable                                         4,816          8,080
Other non-current liabilities                                          2,205          2,454
Commitments and contingencies                                             --             --

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 1,000,000 shares
         authorized, 150,000 shares outstanding in 1999,              12,597             --
          $100 face value, and none in 1998
     Common Stock, $.01 par value, 100,000,000 shares
         authorized,  68,928,245 shares outstanding in 1999
         and 68,839,672 in 1998                                          688            688
     Paid-in capital                                                 322,567        319,833
     Accumulated other comprehensive income (loss)                      (222)        (1,033)
     Retained earnings (deficit)                                     (80,454)       (76,991)
                                                                   ---------      ---------
         TOTAL STOCKHOLDERS' EQUITY                                  255,176        242,497
                                                                   ---------      ---------
                                                                   $ 487,560      $ 504,479
                                                                   =========      =========


                       See accompanying Notes to Unaudited
                       Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended June 30,
(Unaudited)
                                                   Three Months Ended             Six Months Ended
                                                         June 30,                     June 30,
-------------------------------------------------------------------------      ------------------------
(In thousands, except per share data)               1999          1998            1999            1998
-------------------------------------------------------------------------      ------------------------
Revenues                                         $  40,524      $  67,019      $  93,303      $ 139,423
Operating costs and expenses:
    Cost of services provided                       29,743         39,515         63,456         82,234
    Operating costs                                 17,475         10,436         31,505         20,094
                                                 ---------      ---------      ---------      ---------
                                                    47,218         49,951         94,961        102,328

General and administrative expenses                    671            976          1,161          1,887
Equity in net earnings of
    unconsolidated affiliates                           --           (715)            --         (1,170)
                                                 ---------      ---------      ---------      ---------
Operating income (loss)                             (7,365)        16,807         (2,819)        36,378
Interest income                                       (232)          (329)          (530)          (809)
Interest expense                                     4,042          2,624          8,019          5,262
                                                 ---------      ---------      ---------      ---------

Income (loss) before income taxes                  (11,175)        14,512        (10,308)        31,925
Provision for income taxes (benefit)                (5,933)         5,403         (5,624)        11,589
                                                 ---------      ---------      ---------      ---------
Income (loss) before cumulative effect
    of accounting change                            (5,242)         9,109         (4,684)        20,336
Cumulative effect of accounting
    change (net of income tax effect)                   --             --          1,471             --
                                                 ---------      ---------      ---------      ---------

Net income (loss)                                   (5,242)         9,109         (3,213)        20,336

Less:
    Preferred stock dividends                          156             --            156             --
    Accretion of discount on preferred stock            94             --             94             --
                                                 ---------      ---------      ---------      ---------

Net income (loss) applicable to common
    and common equivalent shares                 $  (5,492)     $   9,109      $  (3,463)     $  20,336
                                                 =========      =========      =========      =========

Weighted average common and common
equivalent shares outstanding:
    Basic                                           68,893         66,448         68,883         65,912
                                                 =========      =========      =========      =========
    Diluted                                         68,893         67,731         68,883         67,264
                                                 =========      =========      =========      =========

Income (loss) per common and
common equivalent share:
    BASIC:
    Income (loss) before cumulative effect
       of accounting change                      $   (0.08)     $    0.14      $   (0.07)     $    0.31

    Cumulative effect of accounting
       change (net of income tax effect)         $      --      $      --      $    0.02      $      --
    Net income (loss)                            $   (0.08)     $    0.14      $   (0.05)     $    0.31

    DILUTED:
    Income (loss) before cumulative effect
       of accounting change                      $   (0.08)     $    0.13      $   (0.07)     $    0.30
    Cumulative effect of accounting
       change (net of income tax effect)         $      --      $      --      $    0.02      $      --
    Net income (loss)                            $   (0.08)     $    0.13      $   (0.05)     $    0.30


      See accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Six Month Periods Ended June 30,
(Unaudited)
----------------------------------------------------------------------------
(In thousands)                                         1999           1998
----------------------------------------------------------------------------
Net income (loss)                                     $ (3,213)     $ 20,336

Other comprehensive income (loss):
         Foreign currency translation adjustments          811           (85)
                                                      --------      --------

Comprehensive income (loss)                           $ (2,402)     $ 20,251
                                                      ========      ========




                       See accompanying Notes to Unaudited
                       Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30,

(Unaudited)
---------------------------------------------------------------------------------------------------------
(In thousands )                                                                    1999         1998
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                $ (3,213)     $ 20,336

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                 14,159        17,170
     Cumulative effect of accounting change (net of taxes)                         (1,471)           --
     (Benefit) provision for income taxes                                          (5,624)          670
     Net earnings of unconsolidated affiliate                                          --        (1,170)
     Dividends and accretion on preferred stock                                      (250)           --
     Other                                                                           (185)          408
Change in assets and liabilities, net of effects of acquisitions:
     Decrease (increase) in accounts and notes receivable                          11,590        (7,260)
     Decrease (increase) in inventories                                               183        (3,305)
     Decrease (increase) in other assets                                           12,367        (3,988)
     Increase  in accounts payable                                                (10,385)       (6,498)
     (Increase) decrease in accrued liabilities and other                          (6,671)        1,712
                                                                                 --------      --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                  10,500        18,075
                                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                         (22,990)      (51,700)
     Proceeds from disposal of property, plant and equipment                          103           137
     Advances on notes receivable                                                      --        (2,200)
     Payments received on notes receivable                                          1,203         2,232
     Acquisitions, net of cash acquired                                                --        (7,640)
                                                                                 --------      --------
        NET CASH USED IN INVESTING ACTIVITIES                                     (21,684)      (59,171)
                                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) borrowings on lines of credit                                 (12,650)       32,650
     Principal payments on notes payable and long-term debt                          (970)       (4,299)
     Proceeds from equipment leasing                                                9,320            --
     Proceeds from preferred stock issue                                           15,000            --
     Proceeds from exercise of stock options                                          101         3,521
                                                                                 --------      --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                  10,801        31,872
                                                                                 --------      --------

EFFECT OF EXCHANGE RATE CHANGES IN CASH                                                15           152
                                                                                 --------      --------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                                           (368)       (9,072)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      6,611        21,699
                                                                                 --------      --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                   $  6,243      $ 12,627
                                                                                 ========      ========

Included in accounts payable and accrued liabilities at June 30, 1999 and 1998 were equipment purchases of $1.1 million and $3.6 million, respectively. Also included are notes payable for equipment purchases in the amount of $434,000 at June 30, 1998.

Interest of $8.6 million and $5.6 million was paid during the six months ending June 30, 1999 and 1998, respectively. Income tax refunds, net of payments, totaled $12.2 million for the six months ended June 30, 1999. Income taxes of $7.1 million were paid during the six months ending June 30, 1998.

During the six month period ended June 30, 1998, noncash transactions included the transfer of $1.1 million from fixed assets to a note receivable, representing the Company's investment in a manufacturing venture.


     See accompanying Notes to Unaudited Consolidated Financial Statements

                             NEWPARK RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    -    INTERIM FINANCIAL STATEMENTS

               In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark" or the "Company") as of June 30, 1999, and the results of its operations and its cash flows for the three and six month periods ended June 30, 1999 and 1998. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1998 audited financial statements and related notes filed on Form 10-K. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

NOTE 2    -   CHANGE IN METHOD OF ACCOUNTING FOR DEPRECIATION

               The Company computes the provision for depreciation on certain of its E&P waste and NORM disposal assets ("the waste disposal assets") and its barite grinding mills using the unit-of-production method. In applying this method, the Company has considered certain factors which affect the expected production units (lives) of these assets. These factors include obsolescence, periods of nonuse for normal maintenance and economic slowdowns and other events which are reasonably predictable. The unit-of-production method of providing for depreciation on these assets was adopted in the second quarter of 1999, effective January 1, 1999. Prior to 1999, the Company computed the provision for depreciation of these assets on a straight-line basis.

               The original useful lives for the waste disposal assets were developed assuming a relatively constant annual volume of the expected waste streams. However, the actual volume of waste disposed by the Company has been more volatile than expected in the markets which Newpark serves, and the volatility in utilization rates is expected to continue. Because the utility of disposal assets is diminished by volume of waste disposed rather than time, the Company believes the unit-of-production method provides a better measure of loss of utility of the disposal assets. In addition, a review of major competitors in the industrial waste business indicates that the unit-of-production method is a commonly used method of depreciation for surface disposal assets utilized in this industry.

               The original useful life for the barite mills was developed based on maximum utilization rates which considered non-utilized time only for scheduled repair periods. The Company's actual utilization rates closely followed this pattern from inception of operations (1997) through July 1998. The significant declines in drilling activity since that time has resulted in a drastic reduction in utilization rates for the barite mills. The life of a barite grinding mill is affected primarily by the volume of barite material ground in the mill, not the passage of time. As a result, consistent with the waste disposal assets, the Company believes the unit-of-production method provides a better measure of diminution of utility of these assets.

               In applying the unit-of-production method of providing depreciation, the Company makes estimates of certain factors which are involved in determining the expected productive units for its waste disposal assets and barite grinding mill assets. The capacity of the waste disposal assets was determined based primarily on seismic and geological studies, while the capacity for the barite grinding mill assets was based primarily on manufacturer's certifications and the capacity of similar assets. These factors also include consideration of obsolescence and periods of non-use.

               The reported loss from operations for the six months ended June 30, 1999 was reduced by $1,471,000 (related per share amounts of $.02 basic and diluted) reflecting the cumulative effect (net of income taxes) on years prior to 1999 for the change in accounting for depreciation. In addition, the effect of the change in 1999 is to reduce the net loss from operations for the three and six months ended June 30, 1999 by $242,000 (related per share amounts of $.00 basic and diluted) and $453,000 (related per share amounts of $.01 basic and diluted), respectively. The effect on the first quarter of 1999 for this change in accounting is to increase the previously reported net income by $212,000 (related per share amounts of $.00 basic and diluted).

               Consolidated net income that would have been reported for the three months and six months ended June 30, 1998 had the change been applied retroactively would be as follows:

          ---------------------------------------------------------------------
          (In thousands except per share data)
          ---------------------------------------------------------------------
          Three months:
            Net income                                                $   9,180

            Income per common and common equivalent share:
              Basic                                                   $     .14
              Diluted                                                 $     .14

          Six months:
             Net income                                               $  20,483

            Income per common and common equivalent share:
              Basic                                                   $     .31
              Diluted                                                 $     .30

NOTE 3    -    PENDING MERGER WITH TUBOSCOPE, INC.

               On June 24, 1999, the Company entered into a definitive agreement to merge with Tuboscope Inc. (Tuboscope). Under the terms of the agreement, which was approved by both boards of directors, Newpark common stockholders will receive 0.65 common shares of Tuboscope for each common share of Newpark, and the 150,000 outstanding shares of Newpark's Series A Cumulative Perpetual Preferred Stock would be converted into 965,347 shares of Tuboscope common stock. At that ratio, each stockholder group will own approximately 50% of the combined company following the proposed merger. The proposed merger is subject to stockholder approval and, in addition, provides for certain break-up fees, if the merger is terminated by either party. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired on August 6, 1999. The merger is expected to be accounted for as a purchase.

NOTE 4    -    ACQUISITIONS

               The accompanying unaudited consolidated financial statements include the effects of several acquisitions completed during 1998 that were accounted for as poolings of interests. These acquisitions included the following companies:

      Company Name              Acquisition Date     Location        Shares
---------------------------     ----------------     ---------       ------
Southwestern Universal Corp       March 19, 1998     West Texas      450,000
Optimum Fluids, Inc.              May 28, 1999       Canada          281,000
Houston Prime Pipe & Supply       May 29, 1999       Gulf Coast      420,000
                                                                   ---------
                                                                   1,151,000
                                                                   =========

               Information for the three and six month periods ended June 30, 1998 have been restated to reflect the effects of these transactions and to reflect certain adjustments in the Fluids Sales & Engineering segment for expensing certain previously capitalized costs. Operating results prior to the combinations of the separate companies and the combined amounts presented in the unaudited consolidated financial statements for the six months ended June 30, 1998 are summarized below (in thousands):

          Revenues:
              Newpark            $135,099
              Southwestern          1,031
              Optimum                 943
              Houston Prime         2,350
                                 --------
              Combined           $139,423
                                 ========

          Net Income:
              Newpark            $ 19,786
              Southwestern            192
              Optimum                  40
              Houston Prime           318
                                 --------
              Combined           $ 20,336
                                 ========

               The accompanying consolidated financial statements also include the results of operations of ten acquisitions that were accounted for by the purchase method. Names of the acquired companies and consideration given for each are summarized below. Goodwill of $34.1 million was recorded with the acquisition of these entities and is being amortized over 20 years on a straight line basis. The historical results of the operations related to these acquisitions were not considered significant in relation to the financial requirements of Newpark.

  Date of                                                   Consideration
Acquisition      Selling Entity                           Shares       Cash
-----------      --------------                          -------     ----------
March 1998       Protec Mud Service, Ltd.                385,418     $4,163,000
April 1998       Qualitex, Inc.                           21,816     $   12,000
May 1998         Chem-Drill, Inc.                         48,800     $       --
June 1998        Mid-Continent Completion Fluids, Inc.   345,000     $3,700,000
June 1998        Red Hill Disposal, Inc.                    --       $  600,000
June 1998        Cajun Oilfield Services, Inc.            85,600     $  200,000
August 1998      Shamrock Drilling Fluids                673,773     $8,885,000
August 1998      ProActa Environmental, Services, Inc.   550,000     $1,278,000
October 1998     Sonnex, Inc.                                 --     $2,650,000
October 1998     OGS Laboratories, Inc.                  236,364     $1,165,000

               The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and these ten acquired companies as if the acquisition had occurred January 1, 1998:

          ---------------------------------------------------------------------
          (In thousands except per share data)
          ---------------------------------------------------------------------

                                         Three Months Ended   Six Months Ended
                                           June 30, 1998       June 30,  1998
                                           -------------       --------------
          Revenues                          $    75,081        $   161,775
          Net income                              9,361             21,572
          Net income per common
            and common equivalent share
            Basic                           $       .14        $       .32
            Diluted                         $       .13        $       .31

NOTE 5    -    EARNINGS PER SHARE

               Basic and diluted income (loss) per common and common equivalent share for the three and six months ended June 30, 1999 and basic income per common and common equivalent share for the three and six months ended June 30, 1998, were calculated by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per common and common equivalent share for the three and six months ended June 30, 1998 was calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding and the dilutive stock options granted to outside directors and certain employees, which totaled approximately 1,283,000 shares and 1,352,000 shares for the respective periods.

NOTE 6    -    ACCOUNTS AND NOTES RECEIVABLE

               Included in current accounts and notes receivable at June 30, 1999 and December 31, 1998 are:

          ----------------------------------------------------------------------
          (In thousands)                        1999          1998
          ----------------------------------------------------------------------
          Trade receivables                   $ 55,123      $ 68,960
          Unbilled revenues                      3,662         3,663
                                              --------      --------
          Gross trade receivables               58,785        72,623
          Allowance for doubtful accounts      (10,602)      (11,008)
                                              --------      --------
          Net trade receivables                 48,183        61,615
          Notes and other receivables            4,646         4,060
                                              --------      --------
             Total                            $ 52,829      $ 65,675
                                              ========      ========

NOTE 7    -    INVENTORY

               The Company's inventory consisted of the following items at June 30, 1999 and December 31, 1998:

          ----------------------------------------------------------------------
          (In thousands)                     1999          1998
          ----------------------------------------------------------------------
          Drilling fluids raw materials
             and components                 $14,476     $11,385
          Logs                                2,394       4,835
          Board road lumber                     732       1,276
          Supplies                            1,391       1,285
          Other                                 205         600
                                            -------     -------
             Total                          $19,198     $19,381
                                            =======     =======

NOTE 8    -    CAPITALIZED INTEREST

               Interest of $308,000 and $534,000 was capitalized during the three months ended June 30, 1999 and 1998, respectively. Interest of $808,000 and $830,000 was capitalized during the six months ended June 30, 1999 and 1998, respectively.

NOTE 9    -    LONG-TERM DEBT

               As of June 30, 1999, the Company had outstanding $125 million of unsecured senior subordinated notes (the "Notes") and maintained a $100.0 million bank credit facility (the "Credit Facility") in the form of a revolving line of credit commitment. The Credit Facility is unsecured, except for the pledge of certain capital stock of two foreign subsidiaries. It bears interest at either a specified prime rate (7.75% at June 30, 1999) or the LIBOR rate (5.37% at June 30,
          1999) plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The line of credit requires monthly interest payments and matures on June 30, 2001. At June 30, 1999, $17.6 million of letters of credit were issued and outstanding, leaving a net of $82.4 million available for cash advances under the line of credit, of which $68.3 million was borrowed.

               The Credit Facility requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. In 1999, the lenders amended the Credit Facility to provide for covenants that are consistent with the Company's financial condition and market outlook. At June 30, 1999, the Company was in compliance with all requirements of the respective agreements, as amended. In addition, the Notes and the Credit Facility contain covenants that significantly limit the payment of dividends on the common stock of the Company.

NOTE 10   -    SEGMENT DATA

               Summarized financial information concerning the Company's reportable segments is shown in the following table (dollars in thousands):

                                                          1999                    1998
                                                  -------------------      ------------------
          Three Months Ended June 30:

          Revenues by segment:
              E&P waste disposal                  $ 9,933        24.5%     $15,467        23.1%
              Fluids sales & engineering           18,795        46.4       24,929        37.2
              Mat & integrated services            11,796        29.1       26,623        39.7
                                                  -------       -----      -------       -----
                    Total                         $40,524       100.0%     $67,019       100.0%
                                                  =======       =====      =======       =====
          Operating income (loss) by segment:
                  E&P waste disposal              $ 2,507                  $ 5,994
                  Fluids sales & engineering       (7,610)                   3,150
                  Mat & integrated services        (1,591)                   7,924
                                                  -------                  -------
                        Total                     $(6,694)                 $17,068
                                                  =======                  =======

                                                          1999                       1998
                                                  ---------------------      --------------------
          Six Months Ended June 30:

          Revenues by segment:
              E&P waste disposal                  $  20,768       22.3%     $  33,531      24.0%
              Fluids sales & engineering             42,348       45.4         50,271      36.1
              Mat & integrated services              30,187       32.3         55,621      39.9
                                                  ---------      -----      ---------     -----
                    Total                         $  93,303      100.0%     $ 139,423     100.0%
                                                  =========      =====      =========     =====

          Operating income (loss) by segment:
              E&P waste disposal                  $   5,992                 $  13,450
              Fluids sales & engineering             (8,798)                    7,643
              Mat & integrated services               1,148                    16,002
                                                  ---------                 ---------
                    Total                         $  (1,658)                $  37,095
                                                  =========                 =========

          The figures above are shown net of intersegment transfers.

NOTE 11   -    PREFERRED STOCK

               On April 16, 1999, the Company, issued to SCF-IV, L.P., a Delaware limited partnership managed by SCF Partners (the "Purchaser"), 150,000 shares of Series A Cumulative Perpetual Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"), and a warrant (the "Warrant") to purchase up to 2,400,000 shares of the Common Stock of the Company at an exercise price of $8.50 per share, subject to anti-dilution adjustments. The aggregate purchase price for these instruments was $15.0 million, of which approximately $12.8 million was allocated to the Series A Preferred Stock and approximately $2.2 million to the Warrant. The difference between the carrying value and the redemption value for the Series A Preferred Stock is being amortized to retained earnings over a period of five years and affects the earnings per share of common stock. The net proceeds from the sale were used to repay indebtedness. No underwriting discounts, commissions or similar fees were paid in connection with the sale of the securities.

               Cumulative dividends are payable on the Series A Preferred Stock quarterly in arrears at the initial dividend rate of 5% per annum, based on the stated value of $100 per share of Series A Preferred Stock. Dividends for the first three years are payable in Newpark Common Stock. The dividend rate is subject to adjustment three, five and seven years after the date of issuance. The agreement does not restrict common stock dividends or repurchases of common stock by the Company as long as all accumulated dividends on the Series A Preferred Stock have been paid in full.

NOTE 12   -    LEGAL PROCEEDINGS

               On August 3, 1999, a Newpark stockholder, Jason Golz, filed a purported class action complaint in United States District Court, Eastern

          District of Louisiana, for breaches of fiduciary duty against Newpark and the Newpark Board of Directors. The complaint seeks an injunction against the proposed merger of Newpark and Tuboscope and the certification as a class of all public stockholders of Newpark other than the Newpark Board. The complaint alleges that the consideration to be received by Newpark stockholders in the merger is unfair and inadequate and that Newpark and its directors breached their fiduciary duties to Newpark's stockholders by, among other things, failing to exercise independent judgment in approving the merger and recommending the merger to the Newpark stockholders. The complaint also names Tuboscope and SCF-IV, L.P., the holder of Newpark's outstanding preferred stock, as defendants, alleging, among other things, that they wrongfully exerted undue pressure on the Newpark Board of Directors to enter into the merger.

               Newpark believes that this complaint is without merit and will aggressively defend against the suit and pursue the Merger.

NOTE 13   -    NEW ACCOUNTING PRONOUNCEMENTS

               In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is required to be adopted in fiscal years beginning after June 15, 2000. Given the Company's historically minimal use of these types of instruments, the Company does not expect a material impact on its statements from adoption of SFAS No. 133.

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

     On June 24, 1999, the Company entered into a definitive agreement to merge with Tuboscope Inc. (Tuboscope). Under the terms of the agreement, which was approved by both boards of directors, Newpark common stockholders will receive
0.65 common shares of Tuboscope for each common share of Newpark, and the 150,000 outstanding shares of Newpark's Series A Cumulative Perpetual Preferred Stock would be converted into 965,347 shares of Tuboscope common stock. At that ratio, each stockholder group will own approximately 50% of the combined company following the proposed merger. The proposed merger is subject to stockholder approval and, in addition, provides for certain break-up fees, if the merger is terminated by either party. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired on August 6, 1999. The merger is expected to be accounted for as a purchase.

RESULTS OF OPERATIONS

     Weakness in oil and gas commodity prices in 1998 and the early part of 1999 produced a significant decline in market activity as measured by the rig count in the markets that Newpark serves. The recovery of drilling activity in the U.S. Gulf Coast, Newpark's primary market, has been slower than for the entire U.S. market. The operators responsible for most of the drilling activity in the U.S. Gulf Coast tend to be independent oil companies who generally do not own downstream refinery operations. The sustained weakness in commodity prices during 1998 significantly affected the cash flows of these operators, most of which tend to have less access to capital resources than the major fully-integrated oil and gas companies. Accordingly, the recovery in the Gulf Coast market to this point in the cycle has been slower than for other markets.


                     1Q98       2Q98       3Q98       4Q98       1Q99      2Q99
                     ----       ----       ----       ----       ----      ----
U.S. Rig Count        968        864        796        690        551       521

     During April 1999, the U.S. rig count declined to 488 rigs, the lowest count ever recorded in the history of the indicator. As of the week ended July 30, 1999, the U.S. rig count was 602.


------------
Source:  Baker Hughes Incorporated

     Natural gas production accounts for the majority of activity in the Gulf Coast region. Gas prices began to improve during March 1999 and have continued to recover. High depletion rates for gas wells are expected to provide support to commodity gas pricing. Beginning in 1998, lower oil prices slowed drilling in markets more oriented toward oil, such as the Austin Chauk region, West Texas and areas which produce primarily heavy oil, such as Canada and Venezuela. Oil prices have recovered as a result of voluntary production curtailment by OPEC member countries.

     Operating results for the quarter and six months ended June 30, 1998 have been restated to give effect to several pooling of interests transactions that took place during 1998 and the reallocation of certain 1998 charges that affected these results. Summarized financial information concerning the Company's reportable segments for the three month and six month periods ended June 30, 1999 and 1998 is as follows:


                                               1999                      1998
                                        -------------------      -------------------
Three Months Ended June 30:
Revenues by segment:
    E&P waste disposal                  $   9,933      24.5%     $  15,467      23.1%
    Fluids sales & engineering             18,795      46.4         24,929      37.2
    Mat & integrated services              11,796      29.1         26,623      39.7
                                        ---------     -----      ---------     -----
    Total                               $  40,524     100.0%     $  67,019     100.0%
                                        =========     =====      =========     =====

Operating income (loss) by segment:
    E&P waste disposal                  $   2,507                $   5,994
    Fluids sales & engineering             (7,610)                   3,150
    Mat & integrated services              (1,591)                   7,924
                                        ---------                ---------
    Total                               $  (6,694)               $  17,068
                                        =========                =========

Six Months Ended June 30:

Revenues by segment:
    E&P waste disposal                  $  20,768      22.3%     $  33,531      24.0%
    Fluids sales & engineering             42,348      45.4         50,271      36.1
    Mat & integrated services              30,187      32.3         55,621      39.9
                                        ---------     -----      ---------     -----
    Total                               $  93,303     100.0%     $ 139,423     100.0%
                                        =========     =====      =========     =====

Operating income (loss) by segment:
    E&P waste disposal                  $   5,992                $  13,450
    Fluids sales & engineering             (8,798)                   7,643
    Mat & integrated services               1,148                   16,002
                                        ---------                ---------
    Total                               $  (1,658)               $  37,095
                                        =========                =========

The figures above are shown net of intersegment transfers.

THREE MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THREE MONTH
PERIOD ENDED JUNE 30, 1998

Revenues

         Total revenues for the three months ended June 30, 1999 declined to $40.5 million, from $67.0 million in 1998, a decrease of $26.5 million, or 40%. The components of the decrease in revenues were a $5.6 million decrease in waste disposal revenues, a $6.1 million decrease in drilling fluids sales and engineering revenues and a $14.8 million decrease in mat and integrated services revenues.

         The $5.6 million, or 36%, decrease in waste disposal revenue is attributable to the decline in waste volumes received as a result of lower drilling activity. During the second quarter of 1999, Newpark received approximately 800,000 barrels of E&P waste compared to approximately 1.2 million barrels in the comparable quarter of 1998, a 33% decline, while pricing remained stable during the comparable periods.

         The $6.1 million, or 24%, decline in drilling fluids revenue is attributable to the decline in drilling activity noted above and commodity pricing, particularly for barite. Drilling fluids revenues were benefited during the quarter by several acquisitions in 1998 which, among other things, expanded operations into the Oklahoma Anadarko Basin and Western Canada. In addition, the drilling fluids segment continued to penetrate the markets that it serves and gain market share. While the mix of rig activity and commodity pricing has put downward pressure on both revenues and margins in this segment, the Company continues to be pleased with its customers' reception to its DeepDrill(TM) fluids system. As this system gains greater market acceptance, it is expected to enhance both revenues and margins for this segment.

         The decrease of $14.8 million in mat and integrated services revenue reflects both low activity and competitive pressure. Record low rig activity and, in particular, a shift by customers away from transition zone and major wetlands projects, resulted in the lowest revenues in this segment in 10 years. In addition, the Company, and many of its competitors had increased their capacity during 1997 and the first half of 1998 in response to increasing industry activity. The sharp decline in drilling activity created significant overcapacity in this market. The resulting overcapacity contributed further to the pricing decline.

         Roll-out of the new composite mats is continuing and the anticipated lower operating costs for the new mats is expected to help the Company to better compete in the current competitive pricing environment. The Company also continues to develop its mat service business in Canada and anticipates expansion of this market as its mat systems become more widely accepted.

Operating Income

         The Company reported an operating loss of $7.4 million for the three months ended June 30, 1999, a decline of $24.2 million as compared to operating income of

$16.8 million in 1998. The majority of the decline in operating income is due to the decline in revenues noted above and reflects the high incremental margins of the operating segments of the Company. In addition, in the third quarter of 1998, the Company began to make significant changes in its infrastructure in order to address market shifts and the expected continuance of lower drilling activity. In the second quarter of 1999, $3.2 million of site closure, relocation, disposal and other costs associated with these changes were incurred. At the same time as the Company has been addressing these market shifts, it has continued its efforts to introduce new products and services. Introduction of these new products and services has required the Company to incur additional costs which have not been fully offset by revenue increases during the startup phase. In the second quarter of 1999 market entry costs of $1.0 million were charged to operations in connection with introduction of these products and services. The Company will continue to monitor its level of operating costs in relation to revenues, while ensuring that customer service is not impaired. While Newpark has recently made significant cost cuts, it has attempted to maintain a level of operating capacity which will allow it to meet demand as drilling activity increases.

         The segment operating loss of $6.7 million for the second quarter of 1999 represents a decline of $23.8 from operating income of $17.1 million in 1998. The components of the decrease were a $3.5 million decrease in E&P waste disposal operating income, a $10.8 million decrease in fluids sales and engineering operating income and a $9.5 million decrease in mat and integrated services operating income.

         The $3.5 million decrease in waste disposal operating income resulted from a 33% decline in volume, which reduced operating margins. When the sharp decline in market activity began in the second quarter of 1998, the Company began reducing the number of barges in its operations and the number of tugboats under charter, closing facilities and reducing staffing levels. The Company completed the cost reductions in this segment during the second quarter of 1999.

         The $10.8 million decrease in fluids sales and engineering operating income is due partly to the decline in revenue of $6.1 million that resulted from the sharp rig count decline and commodity pricing. In addition, rapid expansion in this business segment through acquisitions and new distribution facilities during 1997 and 1998 significantly increased the Company's drilling fluids infrastructure and therefore its operating costs. Compared to the second quarter of 1998, the current quarter included additional infrastructure costs of approximately $3.1 million related to expansion into the Canadian and Oklahoma markets. The downturn in oil prices, and reduced drilling activity in the regions that this segment serviced, resulted in lower revenue opportunities and sharp declines in operating margins beginning in the latter half of 1998. In response, the Company has closed several of its facilities, primarily in the Austin Chauk of Louisiana and Texas, and downsized its operations. Included in operating costs for this segment in the quarter ended June 30, 1999 are site closure and related costs of approximately $2.6 million.

         While the Company has made significant changes in the operations of its drilling fluids segment in response to market shifts and declines in drilling activity, it has continued to introduce its DeepDrill(TM) product and its Minimization

Management concept. During the quarter ended June 30, 1999 the Company has incurred approximately $700,000 in market entry costs associated with the introduction of these products and services during the startup phase.

         The $9.5 million decrease in mat and integrated services operating income is attributable to the $14.8 million decline in revenues for this segment, declining margins related to lower average pricing and increased operating costs associated with the continued disposal of wooden mats and relocation of mats to other markets. Mat disposal costs of approximately $600,000 were charged during the current quarter. In addition, market entry costs of approximately $300,000 were incurred during the quarter ended June 30, 1999 in connection with the introduction of the new composite mat system and introduction of wooden mats into the Canadian market. It is anticipated that utilization of the composite mat will improve operating margins in this segment as the market recovers. This business segment has significantly cut costs in response to the decline in demand for its services by reducing staffing levels, closing facilities and disposing of excess assets. These cost reduction measures were completed in the second quarter of 1999.

Interest Income/Expense

         Net interest expense was $3.8 million for the second quarter of 1999, an increase of $1.5 million, or 65% as compared to $2.3 million for the second quarter of 1998. The increase in net interest cost is due to an increase of $51.7 million in average outstanding borrowings. The increase in average outstanding borrowings under the Company's bank credit facility during 1998 was used to fund acquisitions, capital expenditures and working capital for operations growth experienced until the sharp decline in drilling activity in the third quarter of 1998. During the second quarter of 1999, the Company reduced total borrowings under its credit facility by $2.6 million.

Provision for Income Taxes

         For the quarter ended June 30, 1999 the Company recorded an income tax benefit of $5.9 million, reflecting an income tax benefit rate of 53.1%. This effective rate results primarily from the effect of non-deductible goodwill and the low projected income from operations for the year ended December 31, 1999. For the quarter ended June 30, 1998, the Company recorded an income tax provision of $5.4 million, reflecting an income tax rate of 37.2%.

Preferred Stock Dividends and Accretion of Discount

         Dividends paid on preferred stock and accretion of the discount on the preferred stock for the quarter ended June 30, 1999 were $156,000 and $94,000, respectively. These amounts reflect dividends and accretion for the period of April 16, 1999 (the issuance date of the preferred stock) through June 30, 1999.

SIX MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO SIX MONTH PERIOD
ENDED JUNE 30, 1998

Revenues

         Total revenues for the six months ended June 30, 1999 declined to $93.3 million, from $139.4 million in 1998, a decrease of $46.1 million, or 33%. The components of the decrease in revenues were a $12.7 million decrease in waste disposal revenues, an $8.0 million decrease in drilling fluids sales and engineering revenues and a $25.4 million decrease in mat and integrated services revenues.

         The $12.7 million or 38% decrease in waste disposal revenue is attributable to the decline in waste volumes received as a result of lower drilling activity. During the first six months of 1999 Newpark received approximately 1.6 million barrels of E&P waste compared to approximately 2.7 million barrels in the comparable period of 1998, a 43% decline, while pricing remained stable during the comparable periods.

         The $8.0 million, or 16%, decline in drilling fluids revenue is attributable to the decline in drilling activity and commodity pricing as noted above. Drilling fluids revenues were benefited during the first six months of 1999 by several acquisitions in 1998.

         The decrease of $25.4 million in mat and integrated services revenue reflects both low activity and competitive pressure that reduced average pricing as noted above.

Operating Income

         The Company reported an operating loss of $2.8 million for the six months ended June 30, 1999, a decline of $39.2 million as compared to operating income of $36.4 million in 1998. The majority of the decline in operating income is due to the decline in revenues and reflects the high incremental margins of the operating segments of the Company. As noted previously, in the third quarter of 1998, the Company began to make significant changes in its infrastructure in order to address market shifts and the expected continuance of lower drilling activity. During the six months ended June 30, 1999, $3.4 million of site closure, relocation, disposal and other costs associated with these changes were incurred. At the same time as the Company has been addressing these market shifts, it has continued its efforts to introduce new products and services to the markets it serves. Introduction of these new products and services has required the Company to incur additional costs which have not been fully offset by revenue increases during the startup phase. For the first six months of 1999, market entry costs of $1.6 million were charged to operations in connection with the introduction of these products and services.

         The segment operating loss of $1.7 million for the six months ended June 30, 1999 represents a decline of $38.8 million from operating income of $37.1 million in 1998. The components of the decrease were a $7.5 million decrease in E&P waste disposal operating income, a $16.4 million decrease in fluids sales and engineering operating income and a $14.9 million decrease in mat and integrated services operating income.

         The $7.5 million decrease in waste disposal operating income resulted from a 43% decline in volume, which reduced operating margins. When the sharp decline in market activity began in the second quarter of 1998, the Company began reducing the number of barges in its operations and the number of tugboats under charter, closing facilities and reducing staffing levels. The Company completed these cost reductions in this segment during the second quarter of 1999.

         The $16.4 million decrease in fluids sales and engineering operating income is due partly to the decline in revenue of $8.0 million that resulted from the rig count decline and commodity pricing. In addition, as noted previously, rapid expansion in this business segment through acquisitions and new distribution facilities during 1997 and 1998 significantly increased the Company's drilling fluids infrastructure. Compared to the first six months of 1998, the current six month period included additional infrastructure costs of approximately $6.5 million related to expansion into the Canadian and Oklahoma markets. The downturn in oil prices, and reduced drilling activity in the regions that this segment serviced, resulted in lower revenue opportunities and sharp declines in operating margins beginning in the latter half of 1998. In response, the Company has closed several of its facilities, primarily in the Austin Chauk of Louisiana and Texas, and downsized its operations. Included in operating costs for this segment in the six month period ended June 30, 1999 are site closure and related costs of approximately $2.6 million. In addition, $1.2 million of market entry costs were incurred in 1999 associated with the introduction of DeepDrill(TM) and Minimization Management.

         The $14.9 million decrease in mat and integrated services operating income is attributable to the $25.4 million decline in revenues for this segment, declining margins from competitive pricing and increased operating costs associated with the continued disposal of wooden mats. Mat disposal costs of approximately $800,000 were charged during the six month period ended June 30, 1999. In addition, market entry costs of approximately $500,000 were incurred during the six month period ended June 30, 1999 in connection with the introduction of the new composite mat system and introduction of wooden mats into the Canadian market. As noted above, this business segment has significantly cut costs in response to the decline in demand for its services by reducing staffing levels, closing facilities and disposing of excess assets.

Interest Income/Expense

         Net interest expense was $7.5 million for the six months ended June 30, 1999, an increase of $3.0 million, or 67%, as compared to $4.5 million for the second quarter of 1998. The increase in net interest cost is due to an increase of $56.5 million in average outstanding borrowings. The increase in average outstanding borrowings under the Company's bank credit facility during 1998 was used to fund acquisitions, capital expenditures and working capital for operations growth experienced until the sharp decline in drilling activity in the third quarter of 1998.

During the six months ended June 30, 1999, the Company reduced total borrowings under its credit facility by $13.5 million.

Provision for Income Taxes

         For the six months ended June 30, 1999 the Company recorded an income tax benefit of $5.6 million, reflecting an income tax benefit rate of 54.6%. This effective rate results primarily from the effects of non-deductible goodwill and the low amount of projected income before operations for the year ended December 31, 1999. For the six months ended June 30, 1998, the Company recorded an income tax provision of $11.6 million, reflecting an income tax rate of 36.3%.

Cumulative Effect of Accounting Change

         The unit-of-production method of providing for depreciation on certain assets used in the Company's barite grinding activity and in the E&P and NORM disposal business segment was adopted in the second quarter of 1999, effective January 1, 1999. Prior to this change, the Company had depreciated these assets using the straight-line method. The reported loss from operations for the six months ended June 30, 1999 was reduced by $1,471,000 (related per share amounts of $.02 basic and diluted) reflecting the cumulative effect (net of income taxes) on years prior to 1999 for the change in accounting for depreciation.


Preferred Stock Dividends and Accretion of Discount

         Dividends paid on preferred stock and accretion of the discount on the preferred stock for the six months ended June 30, 1999 were $156,000 and $94,000, respectively. These amounts reflect dividends and accretion for the period of April 16, 1999 (the issuance date of the preferred stock) through June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position decreased by $5.8 million during the six months ended June 30, 1999. Key working capital data is provided below:

                                     June 30, 1999     December 31, 1998
                                     -------------     -----------------
          Working Capital (000's)      $  70,108           $  75,937
          Current Ratio                     3.29               2.75

          The Company's long term capitalization was as follows:

                                         June 30,    December 31,
                                           1999         1998
-----------------------------------------------------------------
Long-term debt
     (including current maturities):
        Credit facility                  $ 68,250     $ 80,900
        Subordinated debt                 125,000      125,000
        Other                               2,454        3,352
                                         --------     --------
        Total long-term debt              195,704      209,252

Stockholders' equity                      255,176      242,497
                                         --------     --------

Total capitalization                     $450,880     $451,749
                                         ========     ========

         For the six months ended June 30, 1999, Newpark's working capital needs were met primarily from operating cash flow. Total net cash generated from operations and financing activities of $10.5 million and $10.8 million, respectively, helped provide for $21.7 million used in investing activities.

         During the first six months of 1999, the Company entered into an operating lease transaction, under which it received $9.3 million in reimbursement of expenditures previously incurred by the Company for the purchase of a portion of the underlying equipment. Additionally the Company received income tax refunds totaling $13.3 million, during this same period.

         Newpark's current bank credit facility provides for a $100.0 million revolving credit facility maturing on June 30, 2001, including up to $20.0 million in standby letters of credit. At June 30, 1999, $17.6 million in letters of credit were issued and outstanding under the credit facility, and $68.3 million was outstanding under the revolving facility. Advances under the credit facility bear interest at either (i) a specified prime rate or (ii) the LIBOR rate plus a spread which is determined quarterly based on the credit facility. The credit facility requires that Newpark maintain certain specified financial ratios and comply with other usual and customary requirements. In 1999, the Credit Facility was amended to provide for covenants which are consistent with the Company's current financial condition and anticipated market outlook. Newpark was in compliance with all other requirements of the credit facility, as amended, at June 30, 1999. Several of the financial ratios under the credit facility are at or near their respective limits. Any losses sustained by the Company in future quarters may cause Newpark to not be in compliance with certain financial covenants unless waivers can be obtained from the banks.

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

         For 1999, Newpark anticipates capital expenditures of approximately $37 million, including: (i) $4 million to develop non-hazardous industrial waste injection well sites, (ii) $6 million for expansion of drilling fluids operations, including the purchase of equipment associated with fluids processing and recycling and infrastructure expansions; (iii) $3 million to complete an enlarged joint operational offshore facility; (iv) $18 million for the purchase of synthetic mats and additional hardwood mats; and (v) $6 million for maintenance capital. Of these projected amounts, $23 million was expended during the six month period ended June 30, 1999.

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

         In addition to substantially addressing Year 2000 issues in its own critical computer systems, the Company continues its process of contacting its major customers and vendors to assess their progress in addressing their Year 2000 issues. Included with these contacts is a request to address embedded technology as it relates to their own operations and to products supplied to the Company. The Company expects to have responses from these customers and vendors by the third quarter of 1999. The Company believes that in making these contacts it can minimize the risks associated with Year 2000 failures of such vendors and customers. The Company can give no assurance that the systems of other companies on which its systems rely will be converted or otherwise addressed on time, or that a failure to convert by another company would not have a material adverse effect on Newpark.

         While the Company has made and will continue to make efforts to address Year 2000 issues, it could experience disruptions in its operations as a result of failures in its own systems and those of its major vendors or customers. Accordingly, the Company has developed contingency plans to help mitigate the effects of failures, if any.

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

FORWARD-LOOKING STATEMENTS

         The foregoing discussion contains `forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. Words such as "believes", "expects", "anticipates", "intends", "plans", "estimates", "should", "likely", or similar expressions indicate that the statement is a forward-looking statement. There are risks and uncertainties that could cause future events and results to differ materially from those anticipated by management in the forward-looking statements included in this report. Among these risks and uncertainties are (a) the level of exploration for and production of oil and gas and the industry's willingness to spend capital on environmental and oilfield services; (b) oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital; (c) domestic and international political, military, regulatory and economic conditions; (d) other risks and uncertainties generally applicable to the oil and gas exploration and production industry; (e) any rescission or relaxation of existing regulations affecting the disposal of E&P waste and NORM, failure of governmental authorities to enforce such regulations or the ability of industry participants to avoid or delay compliance with such regulations; (f) future technological change and innovation, which could result in a reduction in the amount of waste being generated or alternative methods of disposal being developed; (g) increased competition in the Company's product lines; (h) the Company's success in introducing new products and integrating potential future acquisitions; and (i) any disruptions in its operations as a result of failures in its own computer systems and those of its major vendors or customers resulting from Year 2000 issues.

PART II

ITEM 1.  LEGAL PROCEEDINGS

         On August 3, 1999, a Newpark stockholder, Jason Golz, filed a purported class action complaint in United States District Court, Eastern District of Louisiana, for breaches of fiduciary duty against Newpark and the Newpark Board of Directors. The complaint seeks an injunction against the proposed merger of Newpark and Tuboscope and the certification as a class of all public stockholders of Newpark other than the Newpark Board. The complaint alleges that the consideration to be received by Newpark stockholders in the merger is unfair and inadequate and that Newpark and its directors breached their fiduciary duties to Newpark's stockholders by, among other things, failing to exercise independent judgment in approving the merger and recommending the merger to the Newpark stockholders. The complaint also names Tuboscope and SCF-IV, L.P., the holder of Newpark's outstanding preferred stock, as defendants, alleging, among other things, that they wrongfully exerted undue pressure on the Newpark Board of Directors to enter into the merger.

         Newpark believes that this complaint is without merit and will aggressively defend against the suit and pursue the Merger.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Newpark Resources, Inc. held an Annual Meeting of Stockholders on May 26, 1999.

(b) The following seven directors were elected at that meeting to serve until the next Annual Stockholders' Meeting, with the following votes cast:

                                                            For
                                                         ----------
                Dibo Attar                               59,008,410
                William Thomas Ballantine                59,991,291
                James D. Cole                            58,989,831
                W. W. Goodson                            59,990,723
                David P. Hunt                            59,009,410
                Alan Kaufman                             59,007,896
                James H. Stone                           59,007,826

         There were 311,487 votes withheld from voting on the directors.

(c) The stockholders approved the adoption of the 1999 Employee Stock Purchase Plan. There were 57,427,028 votes cast in favor of the adoption, and 1,767,810 votes cast against the adoption, with 106,480 votes abstaining from voting on the adoption.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

(a)      Exhibits

         18 Preferability Letter from Company's certifying accountants related to change in method of depreciation for certain long-lived assets.

         27       Financial Data Schedule

         99 Complaint filed on August 3, 1999 in United States District Court, Eastern District of Louisiana.

(b)      Reports on Form 8-K

         The registrant filed the following reports on Form 8-K during the quarter ended June 30, 1999.

         (i) Form 8-K dated April 22, 1999, relating to the issuance of 150,000 shares of Series A Cumulative Perpetual Preferred Stock, $0.01 par value per share, and a warrant to purchase up to 2,400,000 shares of Common Stock of the Company to SCF-IV, L.P., a Delaware limited partnership for $15.0 million.

         (ii) Form 8-K dated April 26, 1999, relating to the Company's change in certifying accountants.

         (iii) Form 8-KA dated April 26, 1999, relating to the Company's change in certifying accountants.

         (iv) Form 8-K dated May 10, 1999, relating to the Company's change in certifying accountants.

         (v) Form 8-K dated June 24, 1999, relating to the proposed merger of the Company with and into Tuboscope.

                             NEWPARK RESOURCES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 12, 1999


                                          NEWPARK RESOURCES, INC.



                                          By: /s/ Matthew W. Hardey
                                              ---------------------------------
                                              Matthew W. Hardey, Vice President
                                                  and Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit No.                       Description
-----------                       -----------
         18       Preferability Letter from Company's certifying accountants related to change in method of depreciation for certain
                  long-lived assets.

         27       Financial Data Schedule

         99       Complaint filed on August 3, 1999 in United States District
                  Court, Eastern District of Louisiana.