Form 10-Q
period 1999-09-30
NEWPARK RESOURCES INC
filed 1999-11-12
CIK 71829

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


For the quarterly period ended September 30, 1999     Commission File No. 1-2960


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

Common stock, $0.01 par value: 69,044,359 shares at November 12, 1999.



================================================================================

                             NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                               September 30, 1999



Item                                                                              Page
Number     Description                                                           Number
------     -----------                                                           ------
           PART I

 1         Unaudited Consolidated Financial Statements:
               Balance Sheets
                    September 30, 1999 and December 31, 1998 ......................3
               Statements of Operations for the Three and Nine Month
                    Periods Ended September 30, 1999 and 1998......................4
               Statements of Comprehensive Income for the Nine Month
                    Periods Ended September 30, 1999 and 1998......................5
               Statements of Cash Flows for the Nine Month
                    Periods Ended September 30, 1999 and 1998......................6
               Notes to Unaudited Consolidated Financial Statements ...............7
 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations................................16

           PART II

 5         Other Information......................................................27
 6         Exhibits and Reports on Form 8-K.......................................27

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                      September 30,    December 31,
(In thousands, except share data)                                         1999            1998
                                                                      -------------    ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                         $     2,946      $     6,618
    Accounts and notes receivable, less allowance
        of $10,367 in 1999 and $10,808 in 1998                             59,588           61,163
    Inventories                                                            21,798           18,663
    Current taxes receivable                                                4,762           10,593
    Deferred tax asset                                                     13,566           13,776
    Other current assets                                                    4,429            3,259
    Net current assets of discontinued operations                           3,545               --
                                                                      -----------      -----------
        TOTAL CURRENT ASSETS                                              110,634          114,072

Property, plant and equipment, at cost, net of
    accumulated depreciation                                              223,597          203,381
Cost in excess of net assets of purchased businesses and
    identifiable intangibles, net of accumulated amortization             121,043          123,539
Deferred tax asset                                                             83            1,735
Other assets                                                               39,913           41,557
Net property, plant, and equipment and other long-term
    assets of discontinued operations                                       6,049           14,939
                                                                      -----------      -----------
                                                                      $   501,319      $   499,223
                                                                      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                                                     $     1,041      $        72
    Current maturities of long-term debt                                    1,062            1,195
    Accounts payable                                                       16,855           16,432
    Accrued liabilities                                                    16,240           11,070
    Arbitration settlement payable                                          6,026            7,176
    Net current liabilities of discontinued operations                         --            2,190
                                                                      -----------      -----------
        TOTAL CURRENT LIABILITIES                                          41,224           38,135

Long-term debt                                                            207,195          208,057
Arbitration settlement payable                                              3,644            8,080
Long-term deferred tax liability                                               --               --
Other non-current liabilities                                               1,534            2,454
Commitments and contingencies                                                  --               --

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 1,000,000 shares
        authorized, 150,000 shares outstanding in 1999,                    12,709               --
        and none in 1998, $100 face value
    Common Stock, $.01 par value, 100,000,000 shares
        authorized,  69,034,956 shares outstanding in 1999
        and 68,839,672 in 1998                                                689              688
    Paid-in capital                                                       323,178          319,833
    Accumulated other comprehensive income (loss)                            (182)          (1,033)
    Retained earnings (deficit)                                           (88,672)         (76,991)
                                                                      -----------      -----------
        TOTAL STOCKHOLDERS' EQUITY                                        247,722          242,497
                                                                      -----------      -----------
                                                                      $   501,319      $   499,223
                                                                      ===========      ===========


                       See accompanying Notes to Unaudited
                        Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Month Periods Ended September 30,
(Unaudited)


                                                                     Three Months Ended               Nine Months Ended
                                                                       September 30,                    September 30,
                                                                 --------------------------      --------------------------
(In thousands, except per share data)                               1999            1998            1999            1998
                                                                 ----------      ----------      ----------      ----------
Revenues                                                         $   48,873      $   59,218      $  138,916      $  195,574
Operating costs and expenses:
    Cost of services provided                                        32,954          39,960          93,614         120,705
    Operating costs                                                  13,792          25,069          42,490          44,922
                                                                 ----------      ----------      ----------      ----------
                                                                     46,746          65,029         136,104         165,627

General and administrative expenses                                     738           2,081           1,899           3,968
Terminated merger expenses                                            2,400              --           2,400              --
Provision for uncollectible accounts                                     --           4,000              --           4,000
Impairment of long-lived assets                                          --          20,420              --          20,420
Arbitration settlement                                                   --           9,050              --           9,050
Equity in net earnings of unconsolidated affiliates                      --             768              --            (402)
                                                                 ----------      ----------      ----------      ----------
Operating income (loss)                                              (1,011)        (42,130)         (1,487)         (7,089)
Interest income                                                        (241)           (348)           (771)         (1,157)
Interest expense                                                      4,171           2,797          12,190           8,059
                                                                 ----------      ----------      ----------      ----------
Income (loss) from continuing operations before income
    taxes and cumulative effect of accounting change                 (4,941)        (44,579)        (12,906)        (13,991)
Provision (benefit) for income taxes                                  1,661         (13,632)         (3,040)         (2,570)
                                                                 ----------      ----------      ----------      ----------
Income (loss) from continuing operations
    before cumulative effect of accounting change                    (6,602)        (30,947)         (9,866)        (11,421)
Discontinued operations of solids control business:
    Income (loss) from discontinued operations,
       (less applicable income taxes)                                  (878)           (609)         (2,298)            201
    Loss on disposal, (less applicable income taxes)                   (438)             --            (438)             --
                                                                 ----------      ----------      ----------      ----------
Income (loss) before cumulative effect
                                                                     (7,918)        (31,556)        (12,602)        (11,220)
Cumulative effect of accounting change,
    (net of income tax effect)                                           --          (1,326)          1,471          (1,326)
                                                                 ----------      ----------      ----------      ----------
Net income (loss)                                                    (7,918)        (32,882)        (11,131)        (12,546)

Less:
    Preferred stock dividends                                           188              --             344              --
    Accretion of discount on preferred stock                            112              --             206              --
                                                                 ----------      ----------      ----------      ----------

Net income (loss) applicable to common
    and common equivalent shares                                 $   (8,218)     $  (32,882)     $  (11,681)     $  (12,546)
                                                                 ==========      ==========      ==========      ==========

Weighted average number of common and
common equivalent shares outstanding
    Basic                                                            68,986          67,605          68,917          66,479
                                                                 ==========      ==========      ==========      ==========
    Diluted                                                          68,986          67,605          68,917          66,479
                                                                 ==========      ==========      ==========      ==========

Income (loss) per common and common equivalent share:
    Basic:
    Continuing operations                                        $    (0.10)     $    (0.46)     $    (0.15)     $    (0.17)
    Discontinued operations                                           (0.02)          (0.01)          (0.04)             --
    Cumulative effect of accounting change                               --           (0.02)           0.02           (0.02)
                                                                 ----------      ----------      ----------      ----------
    Net income (loss)                                            $    (0.12)     $    (0.49)     $    (0.17)     $    (0.19)
                                                                 ==========      ==========      ==========      ==========

    Diluted:
    Continuing operations                                        $    (0.10)     $    (0.46)     $    (0.15)     $    (0.17)
    Discontinued operations                                           (0.02)          (0.01)          (0.04)             --
    Cumulative effect of accounting change                               --           (0.02)           0.02           (0.02)
                                                                 ----------      ----------      ----------      ----------
     Net income (loss)                                           $    (0.12)     $    (0.49)     $    (0.17)     $    (0.19)
                                                                 ==========      ==========      ==========      ==========

    See accompanying Notes to Unadudited Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Month Periods Ended September 30,
(Unaudited)


(In thousands)                                             1999            1998
                                                        ----------      ----------
Net income (loss)                                       $  (11,131)     $  (12,546)

Other comprehensive income (loss):
        Foreign currency translation adjustments               851          (1,075)
                                                        ----------      ----------

Comprehensive income (loss)                             $  (10,280)     $  (13,621)
                                                        ==========      ==========





                       See accompanying Notes to Unaudited
                        Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30,
(Unaudited)


(In thousands)                                                                          1999             1998
                                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                    $   (11,131)     $   (12,546)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                        21,011           27,083
     Cumulative effects of accounting changes (net of taxes)                              (1,471)           1,326
     Benefit for income taxes                                                             (4,819)          (9,639)
     Net earnings of unconsolidated affiliate                                                 --             (402)
     Provision for bad debt reserve                                                           --            4,000
     Impairment of long-lived assets                                                          --           20,420
     Write-down of assets, including intangibles                                              --            9,563
     Other                                                                                   (65)             463
Change in assets and liabilities, net of effects of acquisitions:
     Decrease in accounts and notes receivable                                             1,584            6,140
     (Increase) decrease in inventories                                                   (3,135)             256
     Decrease (increase) in other assets                                                   9,807           (2,160)
     Increase  in accounts payable                                                        (1,784)          (4,245)
     (Increase) decrease in accrued liabilities and other                                 (1,086)           1,983
                                                                                     -----------      -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                          8,911           42,242
                                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                (32,832)         (96,799)
     Proceeds from disposal of property, plant and equipment                                 386              196
     Advances on notes receivable                                                             --           (2,139)
     Payments received on notes receivable                                                 1,415            2,853
     Decrease in net assets of discontinued operations                                     3,155            6,484
     Acquisitions, net of cash acquired                                                       --          (13,644)
                                                                                     -----------      -----------
        NET CASH USED IN INVESTING ACTIVITIES                                            (27,876)        (103,049)
                                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on lines of credit                                                     1,091           57,150
     Principal payments on notes payable and long-term debt                               (1,318)         (10,388)
     Proceeds from equipment leasing                                                         243               --
     Net proceeds from preferred stock issue                                              14,750               --
     Proceeds from exercise of stock options                                                 512            3,532
                                                                                     -----------      -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                         15,278           50,294
                                                                                     -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES IN CASH                                                       15               --
                                                                                     -----------      -----------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                                                (3,672)         (10,513)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             6,618           20,693
                                                                                     -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                       $     2,946      $    10,180
                                                                                     ===========      ===========


Included in accounts payable and accrued liabilities at September 30, 1999 and 1998 were equipment purchases of $2.4 million and $2.3 million, respectively. Also included are notes payable for equipment purchases in the amount of $434,000 at September 30, 1998.

Interest of $10.7 million and $6.0 million was paid during the nine months ending September 30, 1999 and 1998, respectively. Income tax refunds, net of payments, totaled $11.8 million for the nine months ended September 30, 1999. Income taxes of $9.6 million were paid during the nine months ending September 30, 1998.


See accompanying Notes to Unaudited Consolidated Financial Statements.

                             NEWPARK RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE    1     -   INTERIM FINANCIAL STATEMENTS

                  In the opinion of management, the accompanying unaudited
              consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark" or the "Company") as of September 30, 1999, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1999 and 1998. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1998 audited financial statements and related notes filed on Form 10-K. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

NOTE 2        -   TERMINATION OF PROPOSED MERGER WITH TUBOSCOPE, INC.

                  On November 10, 1999, the Company and Tuboscope, Inc.
              announced that they had jointly elected to form operational alliances in key market areas rather than proceed with the proposed merger announced on June 24, 1999. The decision was made because recent market conditions in the oilfield service market and the resulting uncertainty in the capital markets made it difficult to obtain the type of credit facility believed necessary for the combined companies. Each company has agreed to pay its respective transaction expenses relating to the proposed merger, which for Newpark are estimated to be $2.4 million.

NOTE 3        -   DISCONTINUED OPERATIONS

                  In September, 1999, the Company's management adopted a plan to discontinue operations of its solids control business and simultaneously entered into an alliance agreement with a division of Tuboscope, Inc. (Tuboscope), which is now providing those services. Accordingly, the operating results of the solids control business have been segregated from continuing operations and reported as a separate line item on the statement of operations. Also segregated from continuing operations is the provision for employee termination costs, employee benefits and losses during the phase-out period of approximately $724,000 ($438,000 net of taxes).

                  Operating results (exclusive of income taxes, any corporate charges or interest expense and the aforementioned provisions) from discontinued operations are as follows:


              (In thousands)                                       1999           1998
                                                                ----------      ----------
              Three months ended September 30:
              Revenues                                          $    2,048      $    3,681
              Operating costs and expenses                           3,497           4,686
                                                                ----------      ----------
              Income (loss) from discontinued operations        $   (1,449)     $   (1,005)
                                                                ==========      ==========

              Nine months ended September 30:
              Revenues                                          $    5,308      $    6,748
              Operating costs and expenses                           9,100           6,416
                                                                ----------      ----------
              Income (loss) from discontinued operations        $   (3,792)     $      332
                                                                ==========      ==========

                  The Company has restated its prior financial statements to present the operating results of the solids control business as a discontinued operation. The assets and liabilities of such operations at December 31, 1998 and September 30,1999 have been reflected as net current or non-current assets or liabilities based substantially on the original classification of such assets and liabilities. The Company has agreed in principal to sell the property, plant and equipment of the solids control business to Tuboscope.

                  The components of net assets or liabilities of discontinued
              operations included in the Company's consolidated balance sheets at December 31, 1998 and September 30, 1999, are as follows:


              (In thousands)                                  1999            1998
                                                           ----------      ----------
              Accounts and notes receivable, net           $    5,872      $    4,512
              Inventories, and other current assets             1,017             744
              Property, plant and equipment, net                5,530          14,607
              Other assets                                        519             332
              Accounts payable and other current
                liabilities                                    (3,344)         (7,446)
                                                           ----------      ----------
                 Total                                     $    9,594      $   12,749
                                                           ==========      ==========

NOTE 4        -   CHANGE IN METHOD OF ACCOUNTING FOR DEPRECIATION

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

                  The original useful life for the barite mills was developed based on maximum utilization rates which considered non-utilized time only for scheduled repair periods. The Company's actual utilization rates closely followed this pattern from inception of operations (1997) through July 1998. The significant declines in drilling activity since that time has resulted in a drastic reduction in utilization rates for the barite mills. The life of a barite grinding mill is affected primarily by the volume of barite material ground in the mill, not the passage of time. As a result, consistent with the method of depreciation used for the waste disposal assets, the Company believes the unit-of-production method provides a better measure of diminution of utility of these assets.

                  In applying the unit-of-production method of depreciation, the
              Company makes estimates of certain factors which are involved in determining the expected productive units for its waste disposal assets and barite grinding mill assets. The capacity of the waste disposal assets was determined based primarily on seismic and geological studies, while the capacity for the barite grinding mill assets was based primarily on manufacturer's certifications and the capacity of similar assets. These factors also include consideration of obsolescence and periods of non-use.

                  The reported loss from operations for the nine months ended
              September 30, 1999 was reduced by $1,471,000 (related per share amounts of $.02 basic and diluted) reflecting the cumulative effect (net of income taxes) on years prior to 1999 for the change in accounting for depreciation. In addition, the effect of the change in 1999 is to reduce the net loss from operations for the nine months ended September 30, 1999 by $453,000 (related per share amounts of $.01 basic and diluted).

                  Consolidated net income (loss) that would have been reported for the three months and nine months ended September 30, 1998 had the change been applied retroactively would be as follows:


               (In thousands except per share data)

              Three months:
                Net loss                                             $  (32,760)
                Loss per common and common equivalent share:
                  Basic                                              $     (.48)
                 Diluted                                             $     (.48)

              Nine months:
                Net loss                                             $  (12,098)
                Loss per common and common equivalent share:
                  Basic                                              $     (.18)
                  Diluted                                            $     (.18)

NOTE    5     -   CHANGE IN METHOD OF ACCOUNTING FOR START-UP ACTIVITIES

                  Effective July 1, 1998 the Company elected early adoption of
              SOP 98-5 "Reporting on Costs of Start-Up Activities. The cumulative affect of this change in accounting, net of income taxes, was $1.3 million (related per share amount of $.02 basic and diluted) and was reported in the results for the three month and nine month periods ended September 30, 1998.

NOTE    6     -   ACQUISITIONS

                  The accompanying unaudited consolidated financial statements include the effects of several acquisitions completed during 1998 that were accounted for as poolings of interests. These acquisitions included the following companies:


              Company Name                            Acquisition Date     Location              Shares
              ------------                            ----------------     --------            ----------
              Southwestern Universal Corp             March 19, 1998       West Texas             450,000
              Optimum Fluids, Inc.                    May 28, 1998         Canada                 281,000
              Houston Prime Pipe & Supply             May 29, 1998         Gulf Coast             420,000
                                                                                                ---------
                                                                                                1,151,000
                                                                                                =========

                  Information for the three and nine month periods ended
              September 30, 1998 have been restated to reflect the effects of these transactions and to reflect certain adjustments in the Fluids Sales & Engineering segment for expensing certain previously capitalized costs. Operating results prior to the combinations of the separate companies and the combined amounts presented in the unaudited consolidated financial statements for the nine months ended September 30, 1998 are summarized below (in thousands):



              Revenues:
                  Newpark                   $    191,250
                  Southwestern                     1,031
                  Optimum                            943
                  Houston Prime                    2,350
                  Combined                  $    195,574
                                            ============

              Net Income:
                  Newpark                   $    (13,096)
                  Southwestern                       192
                  Optimum                             40
                  Houston Prime                      318
                  Combined                  $    (12,546)
                                            ============



                  The accompanying consolidated financial statements also
              include the results of operations of ten acquisitions that were accounted for by the purchase method. Names of the acquired companies and consideration given for each are summarized below. Goodwill of $34.1 million was recorded with the acquisition of these entities and is being amortized over 20 years on a straight-line basis. The historical results of the operations related to these acquisitions were not considered significant in relation to the financial requirements of Newpark.

                                                                                   Consideration
              Date of                                                        -------------------------
              Acquisition             Selling Entity                         Shares          Cash
              -----------             --------------                         -------     -------------
              March 1998              Protec Mud Service, Ltd.               385,418     $  4,163,000
              April 1998              Qualitex, Inc.                          21,816     $     12,000
              May 1998                Chem-Drill, Inc.                        48,800     $         --
              June 1998               Mid-Continent Completion
                                      Fluids, Inc.                           345,000     $  3,700,000
              June 1998               Red Hill Disposal, Inc.                     --     $    600,000
              June 1998               Cajun Oilfield Services, Inc.           85,600     $    200,000
              August 1998             Shamrock Drilling Fluids               673,773     $  8,885,000
              August 1998             ProActa Environmental,
                                      Services, Inc.                         550,000     $  1,278,000
              October 1998            Sonnex, Inc.                                --     $  2,650,000
              October 1998            OGS Laboratories, Inc.                 236,364     $  1,165,000

                  The following unaudited pro forma information presents a
              summary of consolidated results of operations of the Company and these ten acquired companies as if the acquisitions had occurred January 1, 1998:


              (In thousands except per share data)


                                              Three Months Ended        Nine Months Ended
                                              September 30, 1998       September 30, 1998
                                              ------------------       -------------------
              Revenues                           $    60,728               $   218,262
              Net loss                               (32,951)                  (10,978)
              Net loss per common share          $      (.49)              $      (.16)

NOTE 7        -   LOSS PER SHARE

                  Basic and diluted loss per common and common equivalent share for the three and nine months ended September 30, 1999 and 1998 were calculated by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Options and warrants to purchase 7,529,000 and 4,373,000 shares of common stock were outstanding at September 30, 1999 and 1998, respectively, and were not included in the computation of diluted loss per common and common equivalent share because to do so would be antidilutive.

NOTE    8     -   ACCOUNTS AND NOTES RECEIVABLE

                  Included in current accounts and notes receivable at September
              30, 1999 and December 31, 1998 are:



              (In thousands)                              1999             1998
                                                      -----------      -----------
              Trade receivables                       $    58,416      $    64,248
              Unbilled revenues                             5,296            3,663
                                                      -----------      -----------
              Gross trade receivables                      63,712           67,911
              Allowance for doubtful accounts             (10,367)         (10,808)
                                                      -----------      -----------
              Net trade receivables                        53,345           57,103
              Notes and other receivables                   6,243            4,060
                                                      -----------      -----------
                 Total                                $    59,588      $    61,163
                                                      ===========      ===========


NOTE    9     -   INVENTORY

                  The Company's inventory consisted of the following items at
              September 30, 1999 and December 31, 1998:



              (In thousands)                                1999           1998
                                                      ----------     ----------
              Drilling fluids raw materials
                 and components                       $   12,999     $   11,385
              Logs                                         4,122          4,835
              Board road lumber                            2,141          1,276
              Supplies                                       891            567
              Other                                        1,645            600
                                                      ----------     ----------
                 Total                                $   21,798     $   18,663
                                                      ==========     ==========

NOTE    10    -   CAPITALIZED INTEREST

                  Interest of $451,000 and $893,000 was capitalized during the three months ended September 30, 1999 and 1998, respectively. Interest of $1,259,000 and $1,723,000 was capitalized during the nine months ended September 30, 1999 and 1998, respectively.

NOTE    11    -   LONG-TERM DEBT

                  As of September 30, 1999, the Company had outstanding $125 million of unsecured senior subordinated notes (the "Notes") and maintained a $100.0 million bank credit facility (the "Credit Facility") in the form of a revolving line of credit commitment. At September 30, 1999 the Credit Facility was unsecured, except for the pledge of certain capital stock of two foreign subsidiaries. It bears interest at either a specified prime rate (8.25% at September 30, 1999) or the LIBOR rate (6.08% at September 30, 1999) plus a spread which is determined quarterly based upon the ratio of the Company's funded debt to cash flow. The line of credit requires monthly interest payments and matures on June 30, 2001. At September 30, 1999, $17.6 million of letters of credit were issued and outstanding, leaving a net of $82.4 million available for cash advances under the line of credit, of which $81.0 million was borrowed.

                  The Credit Facility requires that the Company maintain certain specified financial ratios and comply with other usual and customary requirements. During 1999, the lenders amended the Credit Facility to provide for covenants that are consistent with the Company's financial condition and market outlook. At September 30, 1999, the Company was in compliance with all requirements of the respective agreements, as amended. In conjunction with a recent amendment to the credit facility, the Company has agreed to secure the facility with a pledge of substantially all of the Company's accounts receivable, inventory and property, plant and equipment. In addition, the Notes and the Credit Facility contain covenants that significantly limit the payment of dividends on the common stock of the Company.

NOTE 12       -   SEGMENT DATA

                  Summarized financial information concerning the Company's
              reportable segments is shown in the following table (dollars in thousands):


                                                               1999                      1998
                                                      --------------------      --------------------
              Three Months Ended September 30:

              Revenues by segment:
                  E&P waste disposal                  $   9,856       20.2%     $  12,330       20.8%
                  Fluids sales & engineering             23,884       48.9         24,061       40.6
                  Mat & integrated services              15,133       30.9         22,827       38.6
                                                      ---------      -----      ---------      -----
                        Total                         $  48,873      100.0%     $  59,218      100.0%
                                                      =========      =====      =========      =====

              Operating income (loss) by segment:
                  E&P waste disposal                  $   1,796                 $   1,418
                  Fluids sales & engineering               (258)                   (6,186)
                  Mat & integrated services                 589                    (1,043)
                                                      ---------                 ---------
                         Total                        $   2,127                 $  (5,811)
                                                      =========                 =========


                                                                 1999                     1998
                                                      ----------------------      --------------------
              Nine Months Ended September 30:
              Revenues by segment:
                  E&P waste disposal                  $   30,624        22.0%     $   45,861      23.4%
                  Fluids sales & engineering              62,972        45.3          71,264      36.6
                  Mat & integrated services               45,320        32.7          78,449      40.0
                                                      ----------       -----      ----------     -----
                        Total                         $  138,916       100.0%     $  195,574     100.0%
                                                      ==========       =====      ==========     =====

                                                        1999                       1998
                                                      -------                     -------
              Operating income (loss) by segment:
                  E&P waste disposal                  $ 7,788                     $14,868
                  Fluids sales & engineering           (6,713)                        120
                  Mat & integrated services             1,737                      14,959
                                                      -------                     -------
                        Total                         $ 2,812                     $29,947
                                                      =======                     =======


              The figures above are shown net of intersegment transfers.

NOTE 13       -   PREFERRED STOCK

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

NOTE 14       -   NEW ACCOUNTING PRONOUNCEMENTS

                  In June 1998, the Financial Accounting Standards Board issued
              Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is required to be adopted in fiscal years beginning after June 15, 2000. Given that the Company historically has not used these types of instruments, the Company does not expect a material impact on its statements from adoption of SFAS No. 133.

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

         On November 10, 1999, the Company and Tuboscope, Inc. announced that they had jointly elected to form operational alliances in key market areas rather than proceed with the proposed merger announced on June 24, 1999. The decision was made because recent market conditions in the oilfield service market and the resulting uncertainty in the capital markets made it difficult to obtain the type of credit facility believed necessary for the combined companies. Each company has agreed to pay its respective transaction expenses relating to the proposed merger, which for Newpark are estimated to be $2.4 million.

RESULTS OF OPERATIONS

         Weakness in oil and gas commodity prices in 1998 and the early part of 1999 produced a significant decline in market activity as measured by the rig count in the markets that Newpark serves. The operators responsible for most of the drilling activity in the U.S. Gulf Coast, Newpark's primary market, tend to be independent oil companies who generally are not integrated with downstream refinery operations. The sustained weakness in commodity prices during 1998 significantly affected the cash flows of these operators, most of which tend to have less access to capital resources than the major fully-integrated oil and gas companies. Accordingly, the recovery in the Gulf Coast market to this point in the cycle has been slower than for other markets.



                        1Q98    2Q98     3Q98    4Q98     1Q99    2Q99    3Q99
                        ----    ----     ----    ----     ----    ----    ----
U.S. Rig Count          968     864      796     690      551     521     637

         During April 1999, the U.S. rig count declined to 488 rigs, the lowest count ever recorded in the history of the indicator. As of the week ended November 5, 1999, the U.S. rig count had recovered to 763. However, the recovery was primarily shallow drilling which requires less service than deeper wells.

------------
Source: Baker Hughes Incorporated

         Natural gas production accounts for the majority of activity in the Gulf Coast region. Gas prices began to improve during March 1999 and have continued to recover. High depletion rates for gas wells are expected to provide support to commodity gas pricing.

         Beginning in 1998, lower oil prices slowed drilling in markets more oriented toward oil, such as the Austin Chauk region, West Texas and areas which produce primarily heavy oil, such as Canada and Venezuela. Oil prices have recovered during 1999 as a result of voluntary production curtailment by OPEC member countries.

         Operating results for the quarter and nine months ended September 30, 1998 have been restated to give effect to several pooling of interests transactions that took place during 1998 and the reallocation of certain 1998 charges that affected these results. Summarized financial information concerning the Company's reportable segments for the three month and nine month periods ended September 30, 1999 and 1998 is as follows:


                                                        1999                          1998
                                             -------------------------      -------------------------
Three Months Ended September 30:

Revenues by segment:
    E&P waste disposal                       $    9,856           20.2%     $   12,330           20.8%
    Fluids sales & engineering                   23,884           48.9          24,061           40.6
    Mat & integrated services                    15,133           30.9          22,827           38.6
                                             ----------     ----------      ----------     ----------
       Total                                 $   48,873          100.0%     $   59,218          100.0%
                                             ==========     ==========      ==========     ==========
Operating income (loss) by segment:
    E&P waste disposal                       $    1,796                     $    1,418
    Fluids sales & engineering                     (258)                        (6,186)
    Mat & integrated services                       589                         (1,043)
                                             ----------                     ----------
       Total                                 $    2,127                     $   (5,811)
                                             ==========                     ==========

Nine Months Ended September 30:

Revenues by segment:
    E&P waste disposal                       $   30,624           22.0%     $   45,861           23.4%
    Fluids sales & engineering                   62,972           45.3          71,264           36.6
    Mat & integrated services                    45,320           32.7          78,449           40.0
                                             ----------     ----------      ----------     ----------
       Total                                 $  138,916          100.0%     $  195,574          100.0%
                                             ==========     ==========      ==========     ==========

Operating income (loss) by segment:

    E&P waste disposal                       $    7,788                     $   14,868
    Fluids sales & engineering                   (6,713)                           120
    Mat & integrated services                     1,737                         14,959
                                             ----------                     ----------
       Total                                 $    2,812                     $   29,947
                                             ==========                     ==========


The figures above are shown net of intersegment transfers.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998

Revenues

         Total revenues for the three months ended September 30, 1999 declined to $48.9 million, from $59.2 million in 1998, a decrease of $10.3 million, or 17%. The components of the decrease in revenues were a $2.4 million decrease in waste disposal revenues, a $0.2 million decrease in drilling fluids sales and engineering revenues and a $7.7 million decrease in mat and integrated services revenues.

         The $2.4 million, or 20%, decrease in waste disposal revenue is attributable to the decline in waste volumes received as a result of a 20% decline in the average U.S. drilling rig count. During the third quarter of 1999, Newpark received approximately 854,000 barrels of E&P waste compared to approximately 1,173,000 barrels in the comparable quarter of 1998, a 27% decline. Contributing to the decline in barrels received was the continued expansion of the Company's wash water recycling program which reduced the total barrels disposed of during the third quarter of 1999 by 129,000 barrels.

         Drilling fluids revenue was relatively unchanged, declining only $0.2 million, or 1%, in spite of the decline in drilling activity noted above and commodity pricing, particularly for barite. Drilling fluids revenues benefited from the inclusion for the full period in 1999 of several acquisitions in 1998 which, among other things, expanded operations into the Oklahoma Anadarko Basin and Western Canada. In addition, the drilling fluids segment continued to penetrate the markets that it serves and gain market share. While the mix of rig activity and commodity pricing has put downward pressure on both revenues and margins in this segment, the Company continues to be pleased with its customers' reception to its DeepDrill(TM) fluids system and its Minimization Management concept. As these product and service offerings gain greater market acceptance, they are expected to enhance both revenues and margins for this segment.

         The decrease of $7.7 million, or 34%, in mat and integrated services revenue reflects both low activity and competitive pressure. Record low rig activity and, in particular, a shift by customers away from transition zone and major wetlands projects were the primary reasons for the revenue decline in this segment. In addition, the Company and many of its competitors had increased their capacity during 1997 and the first half of 1998 in response to increasing industry activity. The sharp decline in drilling activity created significant overcapacity in this market. The resulting overcapacity contributed further to the pricing decline.

         Roll-out of the new composite mats is continuing and the anticipated lower operating cost for the new mats is expected to help the Company to better compete in the future competitive pricing environment. The Company also continues to develop its mat service business in Canada and anticipates expansion of this market as its mat systems become more widely accepted. The Company continues to monitor the carrying value of its wooden mat fleet, in light of the progress of the composite mat system. Further impairment in the value of the wooden mat fleet is contingent upon several factors, including the speed of recovery in drilling activity, the period of time needed to replace the wooden mat fleet with the composite mat, the level of sales of the composite mat to other markets and the need or ability to use the wooden mat fleet in other markets.

Operating Income

         The Company reported segment operating income of $2.1 million for the three months ended September 30, 1999, as compared to a segment operating loss of $5.8 million in 1998. The components of the increase in segment operating income were a $.4 million increase in E&P waste disposal operating income, a $5.9 million increase in fluids sales and engineering operating income and a $1.6 million increase in mat and integrated services operating income. The increase in segment operating income in 1999, in spite of the decline in revenues, is primarily attributable to certain costs being included in segment operating costs in the third quarter of 1998 in response to the protracted downward trend in market conditions and a geographical shift in drilling activity in the markets Newpark serves. These events caused Newpark to incur additional charges for displacement of operations, closure of certain facilities, obsolescence of inventories and write-off of other prepaid services. The Company also accrued personnel costs in 1998 in anticipation of performance bonuses and severance costs relating to displacement of workers caused by market shifts. The Company continues to monitor its level of operating costs in relation to revenues, while ensuring that customer service is not impaired. While Newpark has recently made significant cost cuts, it has attempted to maintain a level of operating capacity which will allow it to meet demand as drilling activity and the depth of drilling increase.

         While the Company has made significant changes in the operations of its operating segments in response to market shifts and declines in drilling activity, during 1998 and 1999, it has continued to introduce new products and services including:

         o Industrial non-hazardous waste disposal
         o The DeepDrill(TM) fluids system
         o The Minimization Management concept
         o Composite mats
         o Wooden mats in Canada

         These new product and service introductions have required the Company to incur additional costs which have not been fully offset by revenue increases during the startup phase. These new product offerings continue to gain market acceptance and are expected to enhance both revenues and operating margins as the market recovers.

Provision for Uncollectible Accounts

         The Company recorded $4.0 million in bad debt reserves during the third quarter of 1998 due to the continued downward pressure on oil prices. This downturn in oil prices caused a strain on customers' cash flow, which in turn identified two specific customer balances where the risk of such financial concern merited this additional reserve. The Company has continued to monitor the collectibility of its accounts receivable and believes that the current reserve for uncollectible accounts is adequate.

Impairment of Long Lived Assets

         The Company recorded impairments on certain of its capital assets during the third quarter of 1998 in the amount of $20.4 million. These impairments were caused primarily by two factors which arose in that quarter. The first factor was the introduction of new technology by the Company in several areas, as discussed above, which rendered obsolete certain assets in service. The largest new technology driven item was the change to composite mats from wooden mats and management's decision to discontinue maintenance of its older wooden mats and to take them out of service. The second factor was a change in market conditions which was driven by a reduction in oil prices.

Arbitration Settlement

         During the third quarter of 1998, the Company settled a contract dispute with U. S. Liquids, which resulted in a charge against earnings in that quarter of $9.1 million. An additional charge of $18.4 million was recorded in the fourth quarter of 1998 relating to this settlement. The full charge was not recorded in the third quarter due to certain contractual requirements.

Equity Earnings of Unconsolidated Affiliates

         Included in the loss from unconsolidated affiliates for the third quarter of 1998 are charges of $1.8 million that include recognition of joint venture losses related to the start-up period of the mat manufacturing facility and a reserve for accounts receivable at the Company's Mexican joint venture.

Interest Income/Expense

         Net interest expense was $3.9 million for the third quarter of 1999, an increase of $1.5 million, or 60%, as compared to $2.4 million for the third quarter of 1998. The increase in net interest cost is due to an increase of $28.0 million, or 16%, in average outstanding borrowings and an increase in the average interest rate, after consideration of capitalized interest, from 8.49% to 8.96%.

Provision for Income Taxes

         For the quarter ended September 30, 1999, the Company recorded an income tax provision of $1.7 million on a pretax loss from operations of $4.9 million. Included in this provision is approximately $2.7 million of adjustments associated with changes in the Company's estimated annual effective rate. The change in the estimated rate is primarily due to a lowering of projected annual taxable income as a result of a slower than expected recovery in drilling activity. Absent this adjustment, the Company would have recorded an income tax benefit of approximately $1.0 million, representing an effective tax benefit rate of approximately 20%. For the quarter ended September 30, 1998, the Company recorded an income tax benefit of $13.6 million, reflecting an income tax benefit rate of 30%. This low effective benefit rate for both periods results primarily from the effect of non-deductible goodwill.

Cumulative Effect of Accounting Change

         In the third quarter of 1998, the Company elected early adoption of SOP 98-5 "Reporting Costs of Start-Up Activities" which provided standards for recording costs related to start-up activities. The cumulative effect of this charge, net of income taxes, was $1.3 million (related per share amounts of $.02 basic and diluted).

Preferred Stock Dividends and Accretion of Discount

         Dividends paid on preferred stock and accretion of the discount on the preferred stock for the quarter ended September 30, 1999 were $188,000 and $112,000, respectively. The preferred stock was not outstanding in the prior year.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998

Revenues

         Total revenues for the nine months ended September 30, 1999 declined to $138.9 million, from $195.6 million in 1998, a decrease of $56.7 million, or 29%. The components of the decrease in revenues were a $15.3 million decrease in waste disposal revenues, an $8.3 million decrease in drilling fluids sales and engineering revenues and a $33.1 million decrease in mat and integrated services revenues.

         The $15.3 million, or 33%, decrease in waste disposal revenue is attributable to the decline in waste volumes received as a result of lower drilling activity. During the first nine months of 1999 Newpark received approximately 2.4 million barrels of E&P waste compared to approximately 3.9 million barrels in the comparable period of 1998, a 38% decline, while pricing remained stable during the comparable periods.

         The $8.3 million, or 12%, decline in drilling fluids revenue is attributable to the decline in drilling activity and commodity pricing as noted above. Drilling fluids revenues were benefited in 1999 by the inclusion of several 1998 acquisitions for the full nine months in 1999.

         The decrease of $33.1 million, or 42%, in mat and integrated services revenue reflects both low activity and competitive pressure that reduced average pricing as noted above.

Operating Income

         The Company reported segment operating income of $2.8 million for the nine months ended September 30, 1999 as compared to segment operating income of

$29.9 million in 1998. The components of the decrease were a $7.1 million decrease in E&P waste disposal operating income, a $6.8 million decrease in fluids sales and engineering operating income and a $13.2 million decrease in mat and integrated services operating income. The decline in segment operating income is primarily attributable to the decline in revenues and reflects the relatively high incremental operating margin of the Company's segments. Partially offsetting the effects of the revenue decline were certain costs included in segment operating costs in the third quarter of 1998 in response to the protracted downward trend in market conditions and a geographical shift in drilling activity in the markets Newpark serves as previously noted.

Interest Income/Expense

         Net interest expense was $11.4 million for the nine months ended September 30, 1999, an increase of $4.5 million, or 65%, as compared to $6.9 million for the second quarter of 1998. The increase in net interest cost is due to an increase of $51.1 million, or 32%, in average outstanding borrowings and an increase in the average interest rate, after consideration of capitalized interest, from 8.27% to 8.59%.

Provision for Income Taxes

         For the nine months ended September 30, 1999, the Company recorded an income tax benefit of $3.0 million, reflecting an income tax benefit rate of 23.6%. For the nine months ended September 30, 1998, the Company recorded an income tax provision of $2.6 million, reflecting an income tax benefit rate of 18.4%. This low effective benefit rate for both periods results primarily from the effect of non-deductible goodwill.

Cumulative Effects of Accounting Changes

         The unit-of-production method of providing for depreciation on certain assets used in the Company's barite grinding activity and in the E&P waste disposal business segment was adopted in the second quarter of 1999, effective January 1, 1999. Prior to this change, the Company had depreciated these assets using the straight-line method. The reported loss from operations for the nine months ended September 30, 1999 was reduced by $1,471,000 (related per share amounts of $.02 basic and diluted) reflecting the cumulative effect (net of income taxes) on years prior to 1999 for the change in accounting for depreciation.

         In the third quarter of 1998, the Company elected early adoption of SOP 98-5 "Reporting Costs of Start-Up Activities" which provided standards for recording costs related to start-up activities. The cumulative effect of this charge, net of income taxes, was $1.3 million (related per share amounts of $.02 basic and diluted).

Preferred Stock Dividends and Accretion of Discount

         Dividends paid on preferred stock and accretion of the discount on the preferred stock for the nine months ended September 30, 1999 were $344,000 and

$206,000, respectively. These amounts reflect dividends and accretion for the period of April 16, 1999 (the issuance date of the preferred stock) through September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position decreased by $6.5 million during the nine months ended September 30, 1999. Key working capital data is provided below:

                                            September 30,  December 31,
                                                1999          1998
                                            -------------  ------------
               Working Capital (000's)       $   69,410     $   75,937
               Current Ratio                       2.68           2.99


         The Company's long term capitalization was as follows:


                                                      September 30,  December 31,
                                                           1999          1998
                                                      -------------  ------------
Long-term debt
  (including current maturities):
        Credit facility                                $   80,950     $   80,900
        Subordinated debt                                 125,000        125,000
        Other                                               2,307          3,352
                                                       ----------     ----------
        Total long-term debt                              208,257        209,252

Stockholders' equity                                      249,225        242,497
                                                       ----------     ----------

Total capitalization                                   $  457,482     $  451,749
                                                       ==========     ==========

         For the nine months ended September 30, 1999, Newpark's working capital needs were met primarily from operating cash flow and the net proceeds from a preferred stock offering. Total net cash generated from operations and financing activities of $8.9 million and $15.3 million, respectively, helped provide for $27.9 million used in investing activities.

         During the first nine months of 1999, the Company entered into an operating lease transaction, under which it received $9.3 million in reimbursement of expenditures previously incurred by the Company for the purchase of a portion of the underlying equipment. Additionally, the Company received income tax refunds totaling $13.3 million during this same period.

         Newpark's current bank credit facility provides for a $100.0 million revolving credit facility maturing on June 30, 2001, including up to $20.0 million in standby letters of credit. At September 30, 1999, $17.6 million in letters of credit were issued and outstanding under the credit facility, leaving a net of $82.4 million available for cash advances, of which $81.0 million borrowed. Advances under the credit facility bear interest at either (i) a specified prime rate or (ii) the LIBOR rate plus a spread which is determined quarterly based on the credit facility. The credit facility requires that Newpark maintain certain specified financial ratios and comply with other usual and customary requirements. Newpark was in compliance with all other requirements of the credit facility, as amended, at September 30, 1999. During the current quarter, the Company expects to have the facility revised to resolve recurring financial ratio compliance issues and Newpark has agreed to secure the modified facility.

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

         For 1999, Newpark anticipates total capital expenditures of approximately $37 million, including: (i) $4 million to develop non-hazardous industrial waste injection well sites, (ii) $6 million for expansion of drilling fluids operations, including the purchase of equipment associated with fluids processing and recycling and infrastructure expansions; (iii) $3 million to complete an enlarged joint operational offshore facility; (iv) $18 million for the purchase of synthetic mats and additional hardwood mats; and (v) $6 million for maintenance capital. Of these projected amounts, $33 million was expended during the nine month period ended September 30, 1999.

         Potential sources of additional funds, if required by the Company, would include operating leases for equipment purchases, the sale of certain operating an non-operating assets and the sale of equity securities. The Company presently has no commitments beyond its working capital and bank lines of credit by which it could obtain additional funds for current operations; however, it regularly evaluates potential borrowing arrangements which may be utilized to fund future expansion. Newpark believes that its current sources of capital, coupled with internally generated funds, will be sufficient to support its working capital, capital expenditure and debt service requirements for the foreseeable future provided that market conditions stabilize or improve from current levels. Any further protracted downturn in market conditions could have an adverse affect on the Company's future available capital and would likely result in reductions in planned capital expenditures. Except as described in the preceding paragraph, Newpark is not aware of any material expenditures, significant balloon payments or other payments on long term obligations or any other demands or commitments, including off-balance sheet items to be incurred within the next 12 months. Inflation has not materially impacted the Company's revenues or income.

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

         In addition to substantially addressing Year 2000 issues in its own critical computer systems, the Company has completed a process of contacting its major customers and vendors to assess their progress in addressing their Year 2000 issues. Included with these contacts was a request to address embedded technology as it relates to their own operations and to products supplied to the Company. The Company believes that in making these contacts it can minimize the risks associated with Year 2000 failures of such vendors and customers. The Company can give no assurance that the systems of other companies on which its systems rely will be converted or otherwise addressed on time, or that a failure to convert by another company would not have a material adverse effect on Newpark.

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

PART II


ITEM 5.        OTHER INFORMATION

         On November 10, 1999, the Company and Tuboscope, Inc. announced that they had jointly elected to form operational alliances in key market areas rather than proceed with the proposed merger announced on June 24, 1999. The decision was made because recent market conditions in the oilfield service market and the resulting uncertainty in the capital markets made it difficult to obtain the type of credit facility believed necessary for the combined companies. Each company has agreed to pay its respective transaction expenses relating to the proposed merger, which for Newpark are estimated to be $2.4 million.

ITEM 6.        EXHIBIT AND REPORTS ON FORM 8-K

        (a)    Exhibits

               27.1    Financial Data Schedule

               27.2    Restated Financial Data Schedule for 1999

               27.3    Restated Financial Data Schedule for 1998

               99 Press release announcing termination of merger agreement with Tuboscope

        (b)    Reports on Form 8-K

               The registrant did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                             NEWPARK RESOURCES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  November 12, 1999


                                         NEWPARK RESOURCES, INC.




                                         By:  /s/ Matthew W. Hardey
                                            -----------------------------------
                                            Matthew W. Hardey, Vice President
                                                and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
 27.1          Financial Data Schedule

 27.2          Restated Financial Data Schedule for 1999

 27.3          Restated Financial Data Schedule for 1998

 99 Press release announcing termination of merger agreement with Tuboscope