Form 10-K405
period 1999-12-31
NEWPARK RESOURCES INC
filed 2000-03-29
CIK 71829

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                annual report pursuant to section 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999                                     COMMISSION FILE NO. 1-2960

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                               ON WHICH REGISTERED
-------------------                                                               -------------------
Common Stock, $.01 par value                                                    New York Stock Exchange
8-5/8% Senior Subordinated Notes due 2007, Series B                             New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     At March 27, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant was $484,368,995. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.

     As of March 27, 2000, a total of 69,100,811 shares of Common Stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13 hereof) is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 14, 2000.

                                  Page 1 of 85
================================================================================

                            NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999


ITEM                                                                                                               PAGE
NUMBER            DESCRIPTION                                                                                      NUMBER
------            -----------                                                                                      ------
                  PART I

     1            Business                                                                                            3

     2            Properties                                                                                         21

     3            Legal Proceedings                                                                                  24

     4            Submission of Matters to a Vote of Security Holders                                                25

                  PART II

     5            Market for the Registrant's Common Equity and
                      Related Stockholder Matters                                                                    26

     6            Selected Financial Data                                                                            27

     7            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                            29

     7A           Quantitative and Qualitative Disclosures about Market Risk                                         44

     8            Financial Statements and Supplementary Data                                                        47

     9            Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure                                                         80

                  PART III

     10           Directors and Executive Officers of the Registrant                                                 81

     11           Executive Compensation                                                                             81

     12           Security Ownership of Certain Beneficial Owners
                      and Management                                                                                 81

     13           Certain Relationships and Related Transactions                                                     81

                  PART IV

     14           Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                   82

                  Signatures                                                                                         85

                  Note: The responses to Items 10, 11, 12 and 13 are included in the registrant's definitive Proxy
                           Statement for its Annual Meeting of Stockholders scheduled to be held June 14, 2000. The required information is incorporated into this Report by reference to such document and is not repeated here.

PART I

ITEM 1.  BUSINESS

GENERAL

         Newpark Resources, Inc. is a leading provider of proprietary environmental services to the oil and gas exploration and production industry. We operate primarily in the U.S. Gulf Coast market. We also operate in west Texas, the U.S. Mid-continent, the U.S. Rockies and Canada. We provide, either individually or as part of a comprehensive package, the following services:

         o we sell drilling fluids and provide associated engineering and technical services;
         o we install, rent and sell patented hardwood and composite interlocking mats used for temporary access roads and work sites in oilfield and other construction applications;
         o        we sell lumber, timber and wood by-products;
         o we process and dispose of oilfield exploration and production ("E&P") waste;
         o we provide other related on-site environmental and oilfield construction services; and
         o we process and dispose of non-hazardous wastes for the refining, petrochemical and manufacturing industry in the U.S. Gulf Coast market.

         We offer our drilling fluids, fluids processing and management and waste disposal services in an integrated package we call "Minimization Management(TM)". This allows our customers to consolidate their outsourced services and reduce the number of vendors used. It can also speed up the drilling process while reducing the amount of waste that must be disposed. We believe our Minimization Management(TM) program differentiates us from our competitors and increases the efficiencies of our customers' drilling operations.

         In our drilling fluids business, we focus on providing unique solutions to highly technical drilling projects involving complex conditions. These projects require critical engineering support of the fluids system during the drilling process to ensure optimal performance at the lowest total well cost. We have developed and begun to market several proprietary and patented products that replace environmentally harmful substances commonly used in drilling fluids. These elements are typically of the greatest concern in the waste stream created by drilling fluids. We recently introduced a new, high-performance, water-based fluid system using these products, and we call this system DeepDrill(TM). We believe that these new products will make it easier for our customers to comply with increasingly strict environmental regulations affecting their drilling operations and improve the economics of the drilling process.

         In addition to the U.S. Gulf Coast market, in 1998, we expanded our drilling fluids operations into west Texas, the U.S. Mid-continent, the U.S. Rockies and western Canada by acquiring several drilling fluids companies. We have the service infrastructure necessary to participate in the drilling fluids market in these regions. We also have our own barite grinding capacity to provide critical raw materials for our drilling fluids operations, primarily in the U.S. Gulf Coast market.

         In our mat rental business, we use patented interlocking wooden and composite mat systems to provide temporary access roads and worksites in unstable soil conditions. These mats are used primarily in support of oil and gas exploration operations along the U.S. Gulf Coast and are typically rented to the customer. Occasionally, however, we sell the mats to the customer for permanent access to a site or facility. Since 1994, we also have marketed mat services for use in the construction of pipelines, highways and construction and maintenance of electrical distribution systems in and through wetlands environments, including the coastal areas of the Southeastern U.S., particularly Florida and Georgia. We also market mat services to the oil and gas exploration industry in western Canada.

         We recently started using our new DuraBase(TM) composite plastic mat primarily in our U.S. Gulf Coast market. We believe the DuraBase(TM) mat will in many applications replace our traditional wooden mats. We believe the new plastic mats provide significant economic benefits to us because they are lighter, stronger, require fewer repairs and last longer than our wooden mats. We also are currently exploring selling these mats to various governmental agencies, who we believe view the strength, durability and shelf life of our composite mats as an advantage over traditional wooden mats.

         Most of the E&P waste received by us is processed and then injected into environmentally secure geologic formations deep underground. Certain volumes of waste are delivered to surface disposal facilities. We also can process E&P waste into a product which is used as daily cover material or cell liner and construction material at two municipal waste landfills, although we do not currently use this method for a significant volume of waste.

         Since 1994, we have been licensed to process E&P waste contaminated with naturally occurring radioactive material ("NORM"). We currently operate under a license that authorizes the direct injection of NORM into disposal wells at our Big Hill, Texas facility. This is the only offsite facility in the U.S. Gulf Coast licensed for this purpose. Since July 1999, we also have been operating a facility adjacent to our NORM facility to dispose of non-hazardous industrial waste produced by the petrochemical processing and refining industries. This facility uses the same waste disposal technology as we use for E&P waste and NORM waste disposal.

         We also provide other services for our customers' oil and gas exploration and production activities. These services include the following:

         o        site assessment;
         o        waste pit design;
         o        construction and installation;
         o        regulatory compliance assistance;
         o        site remediation and closure; and
         o oilfield construction services, including hook-up and connection of wells and installation of production equipment.

         Newpark was originally organized in 1932 as a Nevada corporation. In April 1991, we changed our state of incorporation to Delaware. Our principal executive offices are located at 3850 North Causeway Boulevard, Suite 1770, Metairie, Louisiana 70002. Our telephone number is (504) 838-8222.

INDUSTRY FUNDAMENTALS

         Demand for our services has historically been driven by several factors: (i) commodity pricing of oil and gas, (ii) oil and gas exploration and production expenditures and activity; (iii) the desire to drill in more environmentally difficult environments, such as the coastal marsh and inland waters near the coastline ("transition zone") of the Gulf Coast, (iv) use of more complex drilling techniques which tend to generate more waste; and (v) increasing environmental regulation of E&P waste and E&P waste containing NORM.

         The demand for most of our services is related to the level, type, depth and complexity of oil and gas drilling. The most widely accepted measure of activity is the Baker-Hughes Rotary Rig Count. During the fourth quarter of 1997, the number of drilling rigs working in the U.S. Gulf Coast region reached its highest level since 1990, then began a decline that continued into the second quarter of 1999. The rig count in our principal U.S. Gulf Coast market peaked in the first quarter of 1998 and had declined 36% by the end of the fourth quarter. That decline continued through the second quarter of 1999, when it reached the lowest level ever recorded in the history of the indicator, which began over 50 years ago. Since that time, the rig count in our principal market began to increase, but is presently significantly lower than the 1997 peak.

         We believe that technological advances such as three-dimensional seismic data and the computer-enhanced interpretation of that data and improved drilling tools and fluids, which facilitate faster drilling, have reduced the risk and cost of finding oil and gas and are important factors in the economics faced by the industry. These advances also have increased the willingness of exploration companies to drill in coastal marshes and inland waters, and to drill deeper wells. These projects rely heavily on services such as those that we provide. Deeper wells require the construction of larger more expensive locations to accommodate larger drilling rigs and the equipment for handling drilling fluids and associated wastes. These locations are generally in service for significantly longer periods, generating additional mat rental revenues. Deeper wells also require more complex drilling fluid programs, and generate larger waste volumes than those from simpler systems used in shallower wells.

         The oilfield market for environmental services has grown due to increasingly stringent regulations restricting the discharge of exploration and production wastes into the environment. Louisiana, Texas and other states have enacted comprehensive laws and regulations governing the proper handling of E&P waste and NORM, and regulations have been proposed in other states. As a result, generators of waste and landowners have become increasingly aware of the need for proper treatment and disposal of this waste in both the drilling of new wells and the remediation of production facilities.

         Our industrial waste disposal business receives non-hazardous waste from generators in the Gulf Coast market. Those generators include refiners, manufacturers, service companies and municipalities that produce waste that is not characterized or listed as a regulated waste under The Resource Conservation and Recovery Act. We believe that we can effectively serve the market that extends from Baton Rouge, Louisiana to Houston, Texas from the current facility located near the Texas-Louisiana state line.

         Included in the non-hazardous waste market pursued by us are many recurring waste streams that are continually created by customers in the normal course of their business operations. In addition, "event" driven waste streams may result from specific business activities that do not happen often, such as a refinery "turnaround" or facility remediation projects. These wastes include contaminated soils, wastewater treatment residues, tank bottoms, process wastewater, storm water runoff, equipment wash water and leachate water from sanitary landfills.

         In comparison to our E&P waste disposal market, which according to the most recently published U.S. EPA data represents 22% of the total U.S. waste market, the non-hazardous industrial waste market constitutes 59% of the total volume of wastes produced in the United States each year.

BUSINESS STRENGTHS

         Proprietary Products and Services. Over the past 15 years, we have acquired, developed, and improved our patented or proprietary technology and know-how, which has enabled us to provide innovative and unique solutions to oilfield construction and waste disposal problems. We have developed and expect to continue to introduce similarly innovative products in our drilling fluids business. We believe that increased customer acceptance of our proprietary products and services will enable us to take advantage of any upturn in drilling and production activity.

         Injection of Waste. Since 1993, we have developed and used proprietary technology to dispose of E&P waste by low-pressure injection into unique geologic structures deep underground. In December 1996, we were issued patents covering our waste processing and injection operations. We believe that our injection technology is currently the most cost-effective method for the offsite disposal of oilfield wastes and that this technology is suitable for disposal of other types of waste. We were recently granted a new permit to construct and operate a non-hazardous industrial waste injection disposal facility in Texas. This facility was completed and operations began in July 1999.

         Patented Mats. We own or license several patents that cover our wooden mats and subsequent improvements. To facilitate entry into new markets and reduce our dependence on the supply of hardwoods, we have obtained the exclusive license for a new patented composite mat manufactured from plastics and other materials. Through a 49% owned joint venture that owns and operates the manufacturing facility, we began taking delivery of these mats in the fourth quarter of 1998. We expect that over the next three years we will convert the majority of our mat fleet to the new composite product. However, a portion of the fleet will continue to be made up of the wooden mats.

         DeepDrill(TM). We own the patent rights to this high-performance, completely biodegradable, water-based drilling fluid system, which provides unique answers to both performance and environmental concerns in many drilling situations. Some of the performance areas that DeepDrill(TM) can address include hydrate suppression in deepwater drilling, torque and drag reduction, shale inhibition and minimized hole enlargement. The product offers superior environmental attributes to the commonly used oil-based and synthetic-based fluid systems, which are often used in environmentally sensitive areas due to performance requirements.

         Low Cost Infrastructure. We have assembled an infrastructure in the U.S. Gulf Coast region that includes injection disposal sites, transfer stations, barges, drilling fluids distribution centers, service facilities and barite mills to supply raw materials for the make-up of drilling fluids.

         Integration of Services. We believe we are one of the few companies in the U.S. Gulf Coast able to provide a package of integrated services and offer a "one-stop shop" approach to solving customers' problems. Our mats provide the access roads and work sites for a majority of the land drilling in the Gulf Coast market. Our on-site and off-site waste management services are frequently sold in combination with our mat rental services. In addition, our entry into the drilling fluids business has created the opportunity for us to market drilling fluids with other related services, including technical and engineering services, disposal of used fluids and other waste material, construction services, site cleanup and site closure. Consequently, we believe that we are uniquely positioned to take advantage of the industry trend towards outsourcing and vendor consolidation.

         Experience in the Regulatory Environment. We believe that our operating history provides us with a competitive advantage in the highly regulated oilfield waste disposal business. As a result of working closely with regulatory officials and citizens' groups, we have gained acceptance for our proprietary injection technology and have received a series of permits for our disposal facilities, including a permit allowing the disposal of NORM at our Big Hill, Texas facility. These permits enable us to expand our business and operate cost-effectively. We believe that our proprietary injection method is superior to alternative methods of disposal of oil field wastes, including landfarming, because injection provides greater assurance that the waste is permanently isolated from the environment and will not contaminate adjacent property or groundwater. We further believe that increasing environmental regulation and activism will inhibit the widespread acceptance of other disposal methods and the permitting of additional disposal facilities.

         Experienced Management Team. Our executive and operating management team has built and augmented our capabilities over the past ten years, allowing us to develop a base of knowledge and a unique understanding of the oilfield construction and waste disposal markets. Our executive and operating management team has an average of 22 years of industry experience, and an average of 10 years with us, including several who have been with us for 20 years or more. We have strengthened our management team by retaining key management personnel of the companies we have acquired and by attracting additional experienced personnel.

BUSINESS STRATEGY

         Implement Newpark's Minimization Management(TM) Concept. Our strategy is to integrate our operations to provide a "one-stop shop" approach to solving customers' problems. By integrating our drilling fluids and waste disposal services with other on-site services, we intend to provide a comprehensive high performance, total fluids management solution to managing the total fluids stream. We call this concept "Minimization Management(TM)". We believe that our ability to provide a comprehensive high performance package of products and services reduces the total cost to the customer and increases operating efficiency.

         Service and Product Extensions. We believe that we can apply the waste processing and injection technology we have pioneered and developed in the oil and gas exploration industry to other industrial waste markets. Initially, we have elected to focus on wastes generated in the petrochemical processing and refining industries, as many potential customers in these industries are located in the markets we already serve. In addition, we will continue to evaluate applying our injection disposal methods to other industrial waste streams. We have begun using a composite plastic mat system to enhance our current mat fleet and expand into new markets. We believe that these composite mats may have certain military and emergency response applications for which the wooden mats were not suitable due to their limited storage life.

         Cost Reductions. Since the third quarter of 1998, we have implemented a program of reducing operating cost and expenses throughout the company in order to reposition our operations for the current market. We will continue to pursue cost reductions in our existing operations to increase margins.

         We have implemented washwater recycling facilities at our principal E&P waste transfer stations. These methods allow us to reduce the volume of waste we transport, as well as the volume we ultimately dispose in our injection wells. We recently consolidated certain facilities, as well as supply and purchasing functions in our drilling fluids business, to eliminate duplicate costs, and to take advantage of manufacturer direct pricing, volume discounts and rail transportation efficiencies.

DESCRIPTION OF BUSINESS

E & P WASTE DISPOSAL

         E&P Waste Processing. In most jurisdictions, E&P waste, if not treated for discharge or disposed of on the location where it is generated, must be transported to a licensed E&P waste disposal or treatment facility. Three primary alternatives for offsite disposal of E&P waste are available to generators in the U.S. Gulf Coast: (1) underground injection (see "Injection Wells"); (2) disposal in surface facilities; and (3) processing and conversion into a reuse product. In addition, a portion of the waste can be recycled into a drilling fluids product.

         The volume of waste handled by us in 1999, 1998 and 1997 is summarized in the table below:

             (barrels in thousands)               1999        1998        1997
             ------------------------------------------------------------------
             Drilling and Production              3,300       4,746       5,329
             ------------------------------------------------------------------
             Remediation Activity                     0         206          92
             ------------------------------------------------------------------
             Total                                3,300       4,952       5,421
             ------------------------------------------------------------------

         We operate six receiving and transfer facilities located along the U.S. Gulf Coast from Venice, Louisiana, to Corpus Christi, Texas. Waste products are collected at the transfer facilities from three distinct exploration and production markets: (1) offshore; (2) land and inland waters; and (3) remediation operations at well sites and production facilities. A fleet of 46 double-skinned barges certified by the U. S. Coast Guard to transport E&P waste supports these facilities. Waste received at the transfer facilities is transported by barge through the Gulf Intracoastal Waterway to our processing and transfer facility at Port Arthur, Texas, and trucked to injection disposal facilities at Fannett, Texas. Since the third quarter of 1995, the Fannett facility has served as our primary E&P waste injection facility.

         Improved processing equipment and techniques and increased injection capacity has substantially eliminated the volume of waste processed for reuse and delivered to local municipal landfills as a reuse product. Landfills are required by regulations to cover the solid waste deposited in the facility daily with earth or other inert material. Our reuse product is deposited at either the City of Port Arthur Municipal Landfill or the City of Beaumont Municipal Landfill for use as cover or construction material pursuant to contracts with the respective cities. We also have developed alternative uses for the product as roadbase material or construction fill material.

         NORM Processing and Disposal. Many alternatives are available to the generator for the treatment and disposal of NORM. These include both chemical and mechanical methods designed to achieve volume reduction, on-site burial of encapsulated NORM within old well bores and soil washing and other techniques of dissolving and suspending the radium in solution for onsite injection of NORM liquids. When these techniques are not economically competitive with offsite disposal, or insufficient to bring the site into compliance with applicable regulations, the NORM must be transported to a licensed storage or disposal facility. We were initially licensed to operate a NORM disposal business in September 1994 and began operations October 21, 1994. Since May 21, 1996, we have disposed of NORM by injection disposal at our Big Hill, Texas facility. During 1999, we received 13,900 barrels of NORM contaminated waste, as compared to 16,500 barrels in 1998 and 52,400 barrels in 1997.

         Non-hazardous Industrial Waste. In September 1997, we began the licensing process to obtain authority to build and operate a facility that will process and dispose of non-hazardous industrial waste. The permits were issued in February 1999, and operations began in the third quarter of 1999. Our market includes refiners, manufacturers, service companies and municipalities.

         Injection Wells. Our injection technology is distinguished from conventional methods in that it utilizes very low pressure, typically less than 100 pounds per square inch ("psi"), to move the waste into the injection zone. Conventional wells typically use pressures of 2,000 psi or more. If there is a formation failure or blockage of the face of the injection zone, this pressure can force waste material beyond the intended zone, posing a potential hazard to the environment. The low pressure used by us is inadequate to drive the injected waste from its intended geologic injection zone.

         We began using injection for disposing of E&P waste in April 1993. Under a permit from the Texas Railroad Commission, we began developing a 50 acre injection well facility in the Big Hill Field in Jefferson County, Texas. During 1995, we licensed and built a new injection well facility at a 400 acre site near Fannett, Texas, which was placed in service in September 1995 and now serves as our primary facility for disposing of E&P waste. We have subsequently acquired several additional injection disposal sites, and now hold an inventory of approximately 1,250 acres of injection disposal property in Texas and Louisiana.

         We have identified a number of additional sites in the U.S. Gulf Coast region as suitable for disposal facilities. We have received permits for one additional site in Texas, and we plan to file for additional permit authority in Louisiana. We believe that our current processing and disposal capacity will be adequate to provide for expected future demand for our oilfield and other waste disposal services.

FLUIDS SALES AND ENGINEERING

         We entered the drilling fluids market as a means of distributing recycled products recovered from our waste business and to provide environmentally safe high performance fluid systems. In response to weak pricing due to current market conditions, we have temporarily suspended our offsite recycling operations, but maintain the capability to produce these recycled products and expect to resume recycling operations when market conditions permit. The capacity to provide complete drilling fluids service to our customers was a key step towards implementation of our Minimization Management(TM) strategy. We focus on highly technical drilling projects involving complex conditions, such as horizontal drilling or deep water drilling. These projects require constant monitoring and critical engineering support of the fluids system during the drilling process.

         In February 1997, we acquired SBM (now known as Newpark Drilling Fluids), a full-service provider of drilling fluids and associated engineering and technical services to the onshore and offshore oil and gas exploration industry in the Gulf Coast market. We have subsequently expanded our drilling fluids operations by additional acquisitions in order to broaden our customer base and obtain the services of key employee-owners of the acquired companies. These acquisitions have resulted in the expansion of drilling fluids operations into west Texas, the U.S. Mid-continent, the U.S. Rockies and Canada, and strengthened our market position on the Gulf Coast.

         In May 1998, we began to provide on-site solids control services to our customers. Solids control services involve the use of specialized equipment to separate drilling fluids components from drill cuttings during drilling operations. The drilling fluids components can then be reused in the fluids system. These solids control services are part of our Minimization Management(TM) product offering. In the third quarter of 1999, we decided to discontinue our own solids control services operations and began to outsource these services through an alliance with Tuboscope, Inc., the industry leader in solids control services.

         Through our drilling fluids operations, we provide environmental services to the drilling and production industry in Canada using composting technology. This technique bioremediates the drill cuttings and drilling waste on location. The customer-generated waste is mixed with wood chips to provide the bacteria and a proprietary recipe of water and nutrients to reduce the contaminants below regulatory thresholds. Once remediation is completed, the remaining compost is returned to the customer for spreading on their property. We anticipate that this technology will be used in remote areas in our markets. A project has been successfully completed in Wyoming, and further market penetration is being pursued there. This composting technology provides us with another product that is synergistic with our drilling fluids in Canada to provide the customer a total fluids package.

         In the less remote areas, we also have introduced our Tornado Dryer(TM) to separate oil from the drill cuttings and waste on location. This equipment also enhances the efficiency of the composting operations by reducing the amount of oil content in the drill cuttings and waste, prior to composting treatment.

         In May 1997, we acquired a specialty milling company that grinds barite and other industrial minerals at facilities in Houston, Texas and New Iberia, Louisiana. Acquiring and then expanding that company's milling capacity has provided us access to critical raw materials for our drilling fluids operations. We have also entered into several contract grinding agreements under which contract mills grind raw barite supplied by us for a fixed fee. These agreements help assure that we have adequate supplies of raw materials.

MAT RENTAL AND INTEGRATED SERVICES

Mat rental and sales.

          In 1988, we acquired the right to use, in Louisiana and Texas, a patented prefabricated interlocking wooden mat system for constructing drilling and work sites, which displaced the use of individual hardwood boards. In 1994, we began exploring other products, which could substitute for wood in the constructing of mats. In 1997, we formed a joint venture to manufacture our new DuraBase(TM) composite mat designed to be lighter, stronger and more durable than the wooden mats currently in use. The manufacturing facility was completed in the third quarter of 1998 and immediately began production of the new composite mats. We have taken delivery of over 18,000 composite mats since production began. The facility's production rate increased to approximately 5,000 mats per quarter by the fourth quarter of 1999. While we will replace a large portion of our wooden mats with composite mats, we will maintain some level of wooden mats in our fleet.

         Markets. We provide mats to the oil and gas industry to ensure all-weather access to exploration and production sites in the unstable soil conditions common along the onshore Gulf of Mexico. We also provide access roads and temporary work sites for pipeline, electrical utility and highway construction projects where protection of the soil is required by environmental regulations or to assure productivity in unstable soil conditions. We have performed projects in Georgia, Florida, Texas and Louisiana. Revenue from this source, which tends to be cyclical, was approximately $2.4 million in 1999, $5.3 million in 1998 and $1.4 million in 1997.

         Rerentals and Sales. The customer typically rents drilling and work sites for an initial period of 60 days. Often, the customer extends the rental term for additional 30 day periods, resulting in additional revenues. These rerental revenues provide higher margins because only minimal incremental depreciation and maintenance costs accrue to each rerental period. Factors which may increase rerental revenue include: (1) the trend toward increased activity in the "transition zone"; (2) a trend toward deeper drilling, taking a longer time to reach the desired target; and (3) increased commercial success, requiring logging, testing, and completion (hook-up), extending the period during which access to the site is required. Occasionally, the customer purchases the mats when a site is converted into a permanent worksite.

         As noted above, we are currently exploring opportunities to sell composite mats to various governmental agencies, as the composite mats are stronger, last longer and have a greater shelf life than the wooden mats.

         International Markets

         Canada. We began shipping wooden mats to Canada in the first quarter of 1998, and have expanded these operations since then to meet the growing demand. At present, our entire fleet of 12,000 wooden mats in Canada is in service, and we are shipping 10,000 more wooden mats to the area. We believe that customer acceptance for the mat system has grown and that the additional 10,000 wooden mats also will be fully utilized. We believe that continued acceptance of our mat system in Canada, combined with the need to keep rigs functioning in Canada during the spring break-up season, may eventually result in the Canadian mat market approaching the size of our U.S. Gulf Coast mat market.

         Parts of the terrain in western Canada where drilling activity is most prevalent has soil conditions similar to the marsh regions of the U.S. Gulf Coast. During the break-up season, beginning in April, and continuing until the ground freezes late in the year, drilling activity decreases dramatically because of reduced access to drilling sites. Our mat system provides year round access in these areas and should help to reduce the amount of seasonal inactivity which has traditionally occurred during the break-up season.

         Venezuela. Until the end of 1999, we maintained mat operations in Venezuela. As a result of poor market conditions and continued political instability in the area, we decided to close down these operations in the fourth quarter of 1999.

Other Integrated Services

         As increasingly more stringent environmental regulations affecting drilling and production sites are promulgated and enforced, the scope of services required by the oil companies has increased. Often it is more efficient for the site operator to contract with a single company that can provide all-weather site access and provide the required onsite and offsite environmental services on a fully integrated basis. We provide a comprehensive range of environmental services necessary for our customers' oil and gas exploration and production activities. These services include:

         Site Assessment. Site assessment work begins prior to installing mats on a drilling site, and generally begins with a study of the proposed well site. This includes site photography, background soil sampling, laboratory analysis and investigating flood hazards and other native conditions. The assessment determines whether the site has previously been contaminated and provides a baseline for later restoration to pre-drilling condition.

         Pit Design, Construction and Drilling Waste Management. Where permitted by regulations and landowners, under our Environmentally Managed Pit ("EMP") Program, we construct waste pits at drilling sites and monitor the waste stream produced in drilling operations and the contents and condition of the pits with the objective of minimizing the amount of waste generated on the site. Where possible, we dispose of waste onsite by landfarming, through chemically and mechanically treating liquid waste and by annular injection into a suitably permitted underground formation. Waste water treated onsite may be reused in the drilling process or, where permitted, discharged into adjacent surface waters.

         Regulatory Compliance. Throughout the drilling process, we assist the operator in interfacing with the landowner and regulatory authorities. We also assist the operator in obtaining necessary permits and in complying with record maintenance and reporting requirements.

         Site Remediation.

         E&P Waste (Drilling). When the drilling process is complete, under applicable regulations, wastewater on the site may be chemically and/or mechanically treated to eliminate its waste-like characteristics and discharged into surface waters. Other waste that may not remain on the surface of the site may be land-farmed on the site or injected under permit into geologic formations to minimize the need for offsite disposal. Any waste that cannot, under regulations, remain onsite is manifested and transported to an authorized facility for processing and disposal at the direction of the generator or customer.

         E&P Waste (Production). We also provide services to remediate production pits and inactive waste pits, including those from past oil and gas drilling and production operations. We provide the following remediation services: (1) analyzing contaminants present in the pit and determining whether remediation is required by applicable state regulation; (2) treating waste onsite and, where permitted, reintroducing that material into the environment; and (3) removing, containerizing and transporting E&P waste to our processing facility.

         NORM (Production). In January 1994, we became a licensed NORM contractor, allowing us to perform site remediation work at NORM contaminated facilities in Louisiana and Texas. We subsequently have received licenses to perform NORM remediation in other states. Because of increased worker-protective equipment, extensive decontamination procedures and other regulatory compliance issues at NORM facilities, the cost of providing NORM remediation services is materially greater than at E&P waste facilities. These services generate proportionately higher revenues and operating margins than similar services at E&P waste facilities.

         Site Closure. Site closure services are designed to restore a site to its pre-drilling condition, replanted with native vegetation. Closure also involves delivering test results indicating that closure has been completed in compliance with applicable regulations. This information is important to the customer because the operator is subject to future regulatory review and audits. In addition, the information may be required on a current basis if the operator is subject to a pending regulatory compliance order.

         General Oilfield Construction Services. We perform general oilfield construction services throughout the U.S. Gulf Coast area between Corpus Christi, Texas and Pensacola, Florida. General oilfield services performed by us include preparing work sites for installing mats, connecting wells and placing them in production, laying flow lines and infield pipelines, building permanent roads, grading, lease maintenance (maintaining and repairing producing well sites), cleanup and general roustabout services. General oilfield services are typically performed under short-term time and material contracts, which are obtained by direct negotiation or bid.

         Wood Product Sales. We own a sawmill in Batson, Texas that provides access to adequate quantities of hardwood lumber to support our wooden mat business. The mill's products include lumber, timber, and wood chips, bark and sawdust. Pulp and paper companies in the area supply a large proportion of the hardwood logs processed at the sawmill and, in turn, are the primary customers for wood chips created in the milling process. We believe that as the composite mats are introduced into the market, our dependence on the sawmill lumber will diminish. Therefore, other markets for the wood products are being developed, including marine lumber, skid material, timbers for crane mats and support lumber for packaging.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND EQUIPMENT

         We believe that our sources of supply for materials or equipment used in our businesses are adequate for our needs and that we are not dependent upon any one supplier. Barite used in our drilling fluids business is primarily provided by our specialty milling company. In addition, barite is obtained from third party mills under contract grinding arrangements. The raw barite ore used by the mills is obtained under supply agreements from foreign sources, primarily China and India. Due to the lead times involved in obtaining barite, a 90 day or greater supply of barite is maintained at the grinding facilities at all times. Other materials used in the drilling fluids business are obtained from various third party suppliers. No serious shortages or delays have been encountered in obtaining any raw materials, and we do not currently anticipate any of these shortages or delays.

         We obtain certain patented chemical compounds under long-term supply contracts with various chemical manufacturers. We own the patent rights for these products, and we believe that we could arrange suitable supply agreements with other manufacturers if the current supplier is unable to provide the products in sufficient quantities.

         The new composite mats, which will substantially replace our current domestic mat fleet, are manufactured through a joint venture in which we have a 49% interest. The resins, chemicals and other materials used to manufacture the mats are widely available in the market.

         We acquire the majority of our hardwood needs in our mat business from our own sawmill. The hardwood logs are obtained from loggers who operate in relatively close proximity to the mill. Logging activities are generally conducted during the drier weather months of May through November. During this period, inventory increases significantly at the sawmill and is consumed throughout the remainder of the year.

PATENTS AND LICENSES

         We seek patents and licenses on new developments whenever feasible. On December 31, 1996, we were granted a U.S. patent on our E&P waste and NORM waste processing and injection disposal system. We have the exclusive, worldwide license for the life of the patent to use, sell and lease the wooden and composite mats that we use in our site preparation business. The licensor of the wooden mats continues to fabricate the mats for us and has the right to sell mats in locations where we are not engaged in business, but only after giving us the opportunity to take advantage of the opportunity. We have the exclusive right to use and resell the new composite mats. Both licenses are subject to a royalty, which we can satisfy by purchasing specified quantities of mats annually from the licensor. In our drilling fluids business, we have obtained a patent on our DeepDrill(TM) product and own the patent on the two primary components of this product.

         Using proprietary technology and systems is an important aspect of our business strategy. For example, we rely on a variety of unpatented proprietary technologies and know-how to process E&P waste. Although we believe that this technology and know-how provide us with significant competitive advantages in the environmental services business, competitive products and services have been successfully developed and marketed by others. We believe that our reputation in our industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements are of equal or greater competitive significance than our existing proprietary rights.

CUSTOMERS

         Our customers are principally major and independent oil and gas exploration and production companies operating in the markets that we serve, with the vast majority of these customers concentrated in Louisiana and Texas.

         During the year ended December 31, 1999, approximately 37% of our revenues were derived from 20 major customers, including five major oil companies. No one customer accounted for more than 10% of our consolidated revenues. Given current market conditions and the nature of the products involved, we do not believe that the loss of any single customer would have a material adverse effect on our business.

         We perform services either pursuant to standard contracts or under longer term negotiated agreements. As most agreements with our customers are cancelable upon limited notice, our backlog is not significant.

         We do not derive a significant portion of our revenues from government contracts of any kind.

COMPETITION

         We operate in several niche markets where we are a leading provider of services. In our disposal business, we often compete with our major customers, who continually evaluate the decision whether to use internal disposal methods or utilize a third party disposal company such as Newpark. The markets for our mat and integrated services business are fragmented and highly competitive, with many small competitors providing similar products and services. In the drilling fluids industry, we face competition from both larger companies that may have broader geographic coverage, and smaller companies that may have lower capital cost structures.

         We believe that the principal competitive factors in our businesses are price, reputation, technical proficiency, reliability, quality, breadth of services offered and managerial experience. We believe that we effectively compete on the basis of these factors. We also believe that our competitive position benefits from our proprietary, patented mat system used in our site preparation business, our proprietary treatment and disposal methods for both E&P waste and NORM waste streams and our ability to provide our customers with an integrated well site management program, including environmental, drilling fluids and general oilfield services. Additionally, it is often more efficient for the site operator to contract with a single company that can prepare the well site and provide the required onsite and offsite environmental services. We believe our ability to provide a number of services as part of a comprehensive program enables us to price our services competitively.


ENVIRONMENTAL DISCLOSURES

         We have sought to comply with all applicable regulatory requirements concerning environmental quality. We have made, and expect to continue to make, the necessary expenditures for environmental protection and compliance at our facilities, but we do not expect that these will become material in the foreseeable future. No material expenditures for environmental protection or compliance were made during 1998 or 1999.

         We derive a significant portion of our revenue from environmental services provided to our customers. These services have become necessary in order for our customers to comply with regulations governing discharge of materials into the environment. Substantially all of our capital expenditures made in the past several years, and those planned for the foreseeable future, are directly or indirectly influenced by the needs of customers to comply with these regulations.

EMPLOYEES

         At February 29, 2000, we employed 933 full and part-time personnel, none of which are represented by unions. We consider our relations with our employees to be satisfactory.


ENVIRONMENTAL REGULATION

         We deal primarily with E&P waste and NORM in our waste disposal business. E&P waste and NORM are generally described as follows:

         E&P Waste. Oilfield Exploration and Production Waste, or E&P waste, is waste generated in exploring for or producing oil and gas. These wastes typically contain levels of oil and grease, salts or chlorides, and heavy metals exceeding concentration limits defined by state regulators. E&P waste also includes soils that have become contaminated by these materials. In the environment, oil and grease and chlorides disrupt the food chain and have been determined by regulatory authorities to be harmful to plant and animal life. Heavy metals are toxic and can become concentrated in living tissues.

         NORM. Naturally Occurring Radioactive Material, or NORM, is present throughout the earth's crust at very low levels. Among the radioactive elements, only Radium 226 and Radium 228 are slightly soluble in water. Because of their solubility, which can carry them into living plant and animal tissues, these elements may present a hazard. Radium 226 and Radium 228 can be leached out of hydrocarbon bearing strata deep underground by salt water which is produced with the hydrocarbons. Radium can coprecipitate with scale out of the production stream as it is drawn to the surface and encounters a pressure or temperature change in the well tubing or production equipment, forming a rust-like scale. This scale contains radioactive elements that, over many years, can become concentrated on tank bottoms or at water discharge points at production facilities. Thus, NORM waste is E&P waste that has become contaminated with these radioactive elements above concentration levels defined by state regulatory authorities.

         For many years, prior to current regulation, industry practice was to allow E&P waste to remain in the environment. Onshore, surface pits were used for disposing E&P waste; offshore or in inland waters, E&P waste was discharged directly into the water. Since 1990, E&P waste has become subject to increased public scrutiny and increased federal and state regulation. These regulations have imposed strict requirements for ongoing drilling and production activities in certain geographic areas, as well as for remediating sites contaminated by past disposal practices and, in many respects, have prohibited the prior disposal practices. In addition, operators have become increasingly concerned about long-term liability for remediation, and landowners have become more aggressive in requiring land restoration. For these reasons, operators are increasingly retaining service companies such as Newpark to devise and implement comprehensive waste management techniques to handle waste on an ongoing basis and to remediate past contamination of oil and gas properties.

         Between 1990 and 1995, substantially all discharges of waste from drilling and production operations on land (the "onshore subcategory") and in the transition zone (the "coastal subcategory") were prohibited. This "zero discharge" standard has become the expected pattern for the industry. Effective December 4, 1997, discharges of waste from drilling operations in state territorial waters of the Gulf of Mexico (the "territorial waters subcategory"), were prohibited. We immediately noticed an increase in waste volume received from this subcategory in our daily operations. However, as drilling projects in progress as of that date were completed, most of the rigs subsequently moved outside of the area covered by those regulations. Since December 4, 1997, the offshore waters of the Gulf of Mexico have been the only surface waters of the United States into which these waste discharges are allowed. Recent EPA rulemaking efforts have been directed towards further restricting discharges into those waters. Stricter enforcement of the requirements of the Clean Water Act is expected to ultimately result in similar "zero discharge" regulations affecting the offshore waters of the Gulf of Mexico. However, the timing for implementing these regulations is uncertain.

         NORM regulations require more stringent worker protection, handling and storage procedures than those required of E&P waste under Louisiana regulations. Equivalent rules governing the disposal of NORM have also been adopted in Texas, and similar regulations have been adopted in Mississippi, New Mexico, and Arkansas.

         Our business is affected both directly and indirectly by governmental regulations relating to the oil and gas industry in general, as well as environmental, health and safety regulations that have specific application to our business. We routinely handle and profile hazardous regulated material for our customers. We also handle, process and dispose of nonhazardous regulated materials. This section discusses various federal and state pollution control and health and safety programs that are administered and enforced by regulatory agencies, including, without limitation, the U.S. Environmental Protection Agency ("EPA"), the U.S. Coast Guard, the U.S. Army Corps of Engineers, the Texas Natural Resource Conservation Commission, the Texas Department of Health, the Texas Railroad Commission, the Louisiana Department of Environmental Quality and the Louisiana Department of Natural Resources. These programs are applicable or potentially applicable to our current operations. Although we intend to make capital expenditures to expand our environmental services capabilities in response to customers' needs, we believe that we are not presently required to make material capital expenditures to remain in compliance with federal, state and local provisions relating to the protection of the environment.

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

         Our primary operations involve E&P waste, which is exempt from classification as a RCRA-regulated hazardous waste. Many state counterparts to RCRA also exempt E&P waste from classification as a hazardous waste; however, extensive state regulatory programs govern the management of such waste. In addition, in performing other services for its customers, we are subject to both federal (RCRA) and state solid or hazardous waste management regulations as contractor to the generator of this waste.

         Proposals have been made in the past to rescind the exemption that excludes E&P waste from regulation as hazardous waste under RCRA. If this exemption is repealed or modified by administrative, legislative or judicial process, we could be required to significantly change our method of doing business. There is no assurance that we would have the capital resources available to do so, or that we would be able to adapt our operations to the changed regulations.

         Subtitle I of RCRA regulates underground storage tanks in which liquid petroleum or hazardous substances are stored. States have similar regulations, many of which are more stringent in some respects than the federal regulations. The implementing regulations require that each owner or operator of an underground tank notify a designated state agency of the existence of the underground tank, specifying the age, size, type, location and use of each tank. The regulations also impose design, construction and installation requirements for new tanks, tank testing and inspection requirements, leak detection, prevention, reporting and cleanup requirements, as well as tank closure and removal requirements.

         We have a number of underground storage tanks that are subject to RCRA and applicable state programs. Violators of any of the federal or state regulations may be subject to enforcement orders or significant penalties by the EPA or the applicable state agency. We are not aware of any existing conditions or circumstances that would cause us to incur liability under RCRA for failure to comply with regulations relating to underground storage tanks. However, cleanup costs associated with releases from these underground storage tanks or costs associated with changes in environmental laws or regulations could be substantial and could have a material adverse effect on our consolidated financial statements.

         CERCLA. The Comprehensive Environmental Response, Compensation and Liability Act, as amended in 1986 ("CERCLA"), provides for immediate response and removal actions coordinated by the EPA in response to certain releases of hazardous substances into the environment and authorizes the government, or private parties, to respond to the release or threatened release of hazardous substances. The government may also order persons responsible for the release to perform any necessary cleanup. Liability extends to the present owners and operators of waste disposal facilities from which a release occurs, persons who owned or operated the facilities at the time the hazardous substances were released, persons who arranged for disposal or treatment of hazardous substances and waste transporters who selected the facilities for treatment or disposal of hazardous substances. CERCLA has been interpreted to create strict, joint and several liabilities for the costs of removal and remediation, other necessary response costs and damages for injury to natural resources.

         Among other things, CERCLA requires the EPA to establish a National Priorities List ("NPL") of sites at which hazardous substances have been or are threatened to be released and that require investigation or cleanup. The NPL is subject to change, with additional sites being added and remediated sites being removed from the list. In addition, the states in which we conduct operations have enacted similar laws and keep similar lists of sites that may need remediation.

         Although we primarily handle oilfield waste classified as E&P waste, this waste typically contains constituents designated by the EPA as hazardous substances under RCRA, despite the current exemption of E&P waste from hazardous substance classification or another applicable federal statute. Where our operations result in the release of hazardous substances, including releases at sites owned by other entities where we perform our services, we could incur CERCLA liability. Previously owned businesses also may have disposed or arranged for disposal of hazardous substances that could result in the imposition of CERCLA liability on us in the future.

In particular, divisions and subsidiaries that we previously owned were involved in extensive mining operations at facilities in Utah and Nevada and in waste generation and management activities in numerous other states. These activities involved substances that may be classified as RCRA hazardous substances. Any of those sites or activities potentially could be the subject of future CERCLA damage claims.

         With the exception of the sites discussed in "Environmental Proceedings" below, we are not aware of any present claims against us that are based on CERCLA or comparable state statutes. Nonetheless, we could be subject to liabilities if additional sites at which clean-up action is required are identified. These liabilities could have a material adverse effect on our consolidated financial statements.

         The Clean Water Act. The Clean Water Act regulates the discharge of pollutants, including E&P waste, into waters of the United States. The Clean Water Act establishes a system of standards, permits and enforcement procedures for discharging pollutants from industrial and municipal wastewater sources. The law sets treatment standards for industries and waste water treatment plants, requires permits for industrial and municipal discharges directly into waters of the United States and requires pretreatment of industrial waste water before discharge into municipal systems. The Clean Water Act gives the EPA the authority to set pretreatment limits for direct and indirect industrial discharges.

         In addition, the Clean Water Act prohibits certain discharges of oil or hazardous substances and authorizes the federal government to remove or arrange for removal of this oil or hazardous substances. Under the Clean Water Act, the owner or operator of a vessel or facility from which oil or a hazardous substance is discharged into navigable waters may be liable for penalties, the costs of cleaning up the discharge and natural resource damage caused by the spill.

         We treat and discharge waste waters at certain of our facilities. These activities are subject to the requirements of the Clean Water Act, and comparable state statutes, and federal and state enforcement of these regulations.

         The Clean Water Act also imposes requirements that are applicable to our customers and are material to our business. EPA Region 6, which includes our market, continues to issue new and amended National Pollutant Discharge Elimination System ("NPDES") general permits further limiting or restricting substantially all discharges of produced water from the Oil and Gas Extraction Point Source Category into waters of the United States. These permits include:

         1) Onshore subcategory permits for Texas, Louisiana, Oklahoma and New Mexico issued in February, 1991 (56 Fed. Reg. 7698). These permits completely prohibit discharging drilling fluids, drill cuttings, produced water or sand, and various other oilfield wastes generated by onshore operations into waters of the United States. These permits have effectively require that most oilfield wastes follow established state disposal programs. These general permits expired on February 25, 1996, but pursuant to EPA policy, they are considered to remain in effect until reissued by the EPA or superseded by other EPA action.

         2) Permits for produced water and produced sand discharges into coastal waters of Louisiana and Texas were issued on January 9, 1995 (60 Fed. Reg. 2387). Coastal means "waters of the United States...located landward of the territorial seas". Under these regulations, all such discharges were required to cease by January 1, 1997.

         3) The Outer Continental Shelf ("OSC") permit covering oil and gas operations in federal waters in the Gulf (seaward of the Louisiana and Texas territorial seas) was reissued in November 1992 and modified in December 1993. The existing permit was combined with a new source permit on August 9, 1996 (61 Fed. Reg. 41609). This permit prohibits certain discharges of drilling fluids and drill cuttings and includes stricter limits for oil and grease concentrations in produced waters to be discharged. These limits are based on the Best Available Treatment ("BAT") requirements contained in the Oil and Gas Offshore Subcategory national guidelines which were published March 4, 1993. Additional requirements include toxicity testing and bioaccumulation monitoring studies of proposed discharges. The general permit for the Western portion of the Gulf of Mexico was reissued on November 2, 1998 (63 Fed. Reg. 58722) with very few changes. However, on February 3, 1999 (64 Fed. Reg. 5488) the EPA issued a proposed rule that will establish effluent limitation guidelines for synthetic-based and other non-aqueous drilling fluids. One of the proposed guidelines is a discharge limit of 10.2 % for drilling fluid retained on cuttings. We believe that companies will likely require additional solids handling technology in order to achieve the proposed limit and that we have access to technology capable of meeting this standard. The comment period for this proposed rule currently is scheduled to end on May 4, 1999.

         4) A permit for the territorial seas of Louisiana was issued on November 4, 1997 (62 Fed. Reg. 59687). The permit became effective on December 4, 1997, except for the water quality based limits and certain monitoring requirements that became effective May 4, 1998. The permit prohibits the discharge of drilling fluids, drill cuttings and produced sand. Produced water discharges are limited for oil and grease, toxic metals, organics, and chronic toxicity. The territorial seas part of the Offshore Subcategory begins at the line of ordinary low water along the part of the coast which is in direct contact with the open sea, and extends out three nautical miles. This permit covers both existing sources and new sources. All discharges in state waters must comply with any more stringent requirements contained in Louisiana Water Quality Regulations, LAC 33.IX.7.708. We believe that a similar permit will be proposed for the Texas territorial seas in the future.

         The combined effect of all these permits closely approaches a "zero discharge standard" affecting all waters except those of the OCS. We, along with industry participants, believe that these permits and the requirements of the Clean Water Act may ultimately lead to a total prohibition of overboard discharge in the Gulf of Mexico.

         The Clean Air Act. The Clean Air Act provides for federal, state and local regulation of emissions of air pollutants into the atmosphere. Any modification or construction of a facility with regulated air emissions must be a permitted or authorized activity. The Clean Air Act provides for administrative and judicial enforcement against owners and operators of regulated facilities, including substantial penalties. In 1990, the Clean Air Act was reauthorized and amended, substantially increasing the scope and stringency of the Clean Air Act's requirements. The Clean Air Act has very little impact on our operations.

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

         The DNR issued three emergency rules for oilfield waste testing during 1998. The rules call for comprehensive and systematic testing of oilfield waste disposed at commercial facilities throughout the State of Louisiana. All E&P waste generated within or without Louisiana, including offshore Louisiana (state and federal waters), that is to be transported to a commercial facility in the State of Louisiana must be sampled at the point of generation in accordance with the emergency rule. We understand that the DNR may use the collected data to revise Statewide Order 29-B. The three rules were effective as of May 1, August 29 and October 1, 1998, and each rule, by law, remained effective for a period of only 120 days. The DNR has continued the requirement for oilfield waste testing in a fourth emergency rule that became effective as of January 29, 1999.

         Rule 8 of the Texas Railroad Commission also contains detailed requirements for the management and disposal of E&P waste and Rule 94 governs the management and disposal of NORM. In addition, Rule 91 regulates the cleanup of spills of crude oil from oil and gas exploration and production activities, including transportation by pipeline. In general, contaminated soils must be remediated to total petroleum hydrocarbons content of less than 1%. The State of Texas also has established an Oilfield Cleanup Fund to be administered by the Texas Railroad Commission to plug abandoned wells if the Commission deems it necessary to prevent pollution, and to control or clean up certain oil and gas wastes that cause or are likely to cause pollution of surface or subsurface water. Other states (New Mexico, Mississippi, Arkansas) where the Company operates have similar regulations. Oklahoma is presently in the process of drafting NORM oil and gas regulations. We recently received the first specific license to conduct NORM remediation in Arkansas.

         Many states maintain licensing and permitting procedures for the constructing and operating facilities that emit pollutants into the air. In Texas, the Texas Natural Resource Conservation Commission (the "TNRCC") requires companies that emit pollutants into the air to apply for an air permit or to satisfy the conditions for an exemption. We have obtained certain air permits and believe that we are exempt from obtaining other air permits at our Texas facilities, including our Port Arthur, Texas, E&P waste facility. We met with the TNRCC and filed for an air permit exemption for our Port Arthur facility in the fall of 1991, which exemption was granted by the TNRCC. A subsequent renewal letter was filed and granted in 1995. Based upon communications with the TNRCC, we expect that our operations at the Port Arthur facility will continue to remain exempt from air permitting requirements. However, should it not remain exempt, we believe that compliance with the permitting requirements of the TNRCC would not have a material adverse effect on our consolidated financial statements.

         Other Environmental Laws. We are subject to the Occupation Safety and Health Act that imposes requirements for employee safety and health and applicable state provisions adopting worker health and safety requirements. Moreover, it is possible that other developments, such as increasingly stricter environmental, safety and health laws, and regulations and enforcement policies thereunder, could result in substantial additional regulation of us and could subject to further scrutiny our handling, manufacture, use or disposal of substances or pollutants. We cannot predict the extent to which our operations may be affected by future enforcement policies as applied to existing laws or by the enactment of new statutes and regulations.

RISK MANAGEMENT

         Our business exposes us to substantial risks. For example, our environmental services business routinely handles, stores and disposes nonhazardous regulated materials and waste, and in some cases, handles hazardous regulated materials and waste for our customers who generate this waste. We could be held liable for improper cleanup and disposal, which liability could be based upon statute, negligence, strict liability, contract or otherwise. As is common in the oil and gas industry, we often are required to indemnify our customers or other third-parties against certain risks related to the services we perform, including damages stemming from environmental contamination.

         We have implemented various procedures designed to ensure compliance with applicable regulations and reduce the risk of damage or loss. These include specified handling procedures and guidelines for regulated waste, ongoing training and monitoring of employees and maintaining insurance coverage.

         We carry a broad range of insurance coverage that we consider adequate for protecting our assets and operations. This coverage includes general liability, comprehensive property damage, workers' compensation and other coverage customary in our industries; however, this insurance is subject to coverage limits and certain policies exclude coverage for damages resulting from environmental contamination. We could be materially adversely affected by a claim that is not covered or only partially covered by insurance. There is no assurance that insurance will continue to be available to us, that the possible types of liabilities that may be incurred will be covered by our insurance, that our insurance carriers will meet their obligations or that the dollar amount of any liability will not exceed our policy limits.


ITEM 2.  PROPERTIES

         Our corporate offices in Metairie, Louisiana, consisting of approximately 7,000 square feet, are occupied at an annual rental of approximately $138,000 under a lease expiring in December 2002.

         We own an office building in Lafayette, Louisiana, consisting of approximately 35,000 square feet. This building houses the administrative offices of our E&P waste disposal and mat and integrated services segments. We are in the process of selling our office building in Lafayette, Louisiana in a sale-leaseback transaction.

         We lease approximately 105,000 square feet of office space in Houston, Texas, which houses the administrative offices of our fluids sales and engineering segment. The lease has an annual rent of approximately $2.0 million and expires in December 2009. We sublease approximately 26,000 square feet of this office space at an annual aggregate rental of $460,000 for five years, commencing in August 2000. This sublease also contains an option to sublease an additional 21,000 square feet at similar rates.

         Our Port Arthur, Texas, E&P waste facility, which is used in our E&P waste disposal segment, is subject to annual rentals totaling approximately $535,000 under three separate leases. A total of six acres are under lease with various expiration dates through 2002, all with extended options to renew.

         We own two injection disposal sites, which are used in our E&P waste disposal segment. These disposal sites are both in Jefferson County, Texas, one on 50 acres of land and the other on 400 acres. Eight wells are currently operational at these sites. In January 1997, we purchased 120 acres located adjacent to one of the disposal sites, on which we have constructed a non-hazardous industrial waste injection disposal facility. We also own an additional injection facility, which includes two active injection wells on 37 acres of land, adjacent to our Big Hill, Texas facility.

         In October 1997, we acquired land and facilities in west Texas at Andrews, Big Springs, Plains and Fort Stockton, Texas at which brine is extracted and sold and E&P waste is disposed in the salt domes or caverns created by the extraction process. A total of 125 acres of land was acquired in this transaction, which is used in our E&P waste disposal segment.

         We lease a fleet of 46 double-skinned barges, which we use in our E&P waste disposal segment under leases with terms from five to ten years. The barges are used to transport waste to processing stations and are certified for this purpose by the U. S. Coast Guard. Annual rentals under the barge leases totaled approximately $2.6 million during 1999.

         We operate two specialty product grinding facilities in our fluids sales and engineering segment. One is located on 6.6 acres of leased land in Channelview, Texas, with an annual rental rate of $24,000. The other is located on 13.7 acres of leased land in New Iberia, Louisiana, with an annual rental rate of $78,000.

         In our E&P waste disposal segment, we use six leased facilities located along the Gulf Coast at an annual total rental of $568,000. In our fluids sales and engineering segment, we serve customers from five leased bases located along the Gulf Coast at an annual total rental rate of approximately $1.5 million.

         We own 80 acres occupied as a sawmill facility near Batson, Texas, which is used in our mat and integrated services segment.

ITEM 3.  LEGAL PROCEEDINGS

         We are involved in litigation and other claims or assessments on matters arising in the normal course of our business. In the opinion of management, any recovery or liability in these matters should not have a material effect on our consolidated financial statements.

ENVIRONMENTAL PROCEEDINGS

         In the ordinary course of conducting our business, we become involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels, as well as private party actions. Pending proceedings that allege liability related to environmental matters are described below. We believe that none of these matters involves material exposure. There is no assurance, however, that such exposure does not exist or will not arise in other matters relating to our past or present operations.

         We continue to be involved in the voluntary cleanup associated with the DSI sites in southern Mississippi. This includes three facilities known as Clay Point, Lee Street and Woolmarket. The Mississippi Department of Environmental Quality is overseeing the cleanup. The DSI Technical Group that represents the potentially responsible parties, including Newpark, awarded us a contract to perform the remediation work at the three sites. The cleanup of Clay Point and Lee Street has been completed. Some additional work may be required at the Woolmarket site. However, we do not expect the amount to be material.

         We have been identified as a contributor of material to the MAR Services facility, a state voluntary cleanup site located in Louisiana. Because we delivered only processed solids meeting the requirements of Louisiana Statewide Executive Order 29-B to the site, we do not believe we have material financial liability for the site cleanup cost. The Louisiana Department of Natural Resources is overseeing voluntary cleanup at the site. The oversight group has awarded us a contract for the initial phase of cleanup at this site.

         Recourse against our insurers under general liability insurance policies for reimbursement in the actions described above is uncertain as a result of conflicting court decisions in similar cases. In addition, certain insurance policies under which coverage may be afforded contain self-insurance levels that may exceed our ultimate liability.

         We believe that any liability incurred in the matters described above will not have a material adverse effect on our consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Our common stock is traded on the New York Stock Exchange under the symbol "NR".

         The following table sets forth the range of the high and low sales prices for our common stock for the periods indicated:


                 Period                                         High                   Low
                 ------                                         ----                   ---

                 1998

                 1st Quarter                                $   20.313            $   12.000
                 2nd Quarter                                $   25.375            $    9.750
                 3rd Quarter                                $   12.875            $    5.500
                 4th Quarter                                $   10.000            $    5.313

                 1999

                 1st Quarter                                $   8.0625            $   4.8750
                 2nd Quarter                                $  11.4375            $   6.7500
                 3rd Quarter                                $  10.4375            $   6.7500
                 4th Quarter                                $   8.1875            $   5.0000

         At December 31, 1999, we had 2,743 stockholders of record.

         Except for the dividends required under the terms of the outstanding shares of Preferred Stock, we do not intend to pay any cash dividends in the foreseeable future, and our Board of Directors currently intends to retain earnings for use in our business. In addition, our credit facility and the Indenture relating to our outstanding Senior Subordinated Notes contain covenants which significantly limit the payment of dividends on the common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated historical financial data presented below for the five years ended December 31, 1999, are derived from our audited consolidated financial statements. This financial data has been restated to reflect: (i) discontinuation of operations in our solids control business during 1999, (ii) several acquisitions made during 1997 and 1998 which were accounted for as poolings of interests; (iii) a two-for-one split of our common stock effective May 1997; and (iv) a 100% stock dividend issued by us in November 1997. The following data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, which are included elsewhere in this Form 10-K, and with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.

                                                                           YEARS ENDED DECEMBER 31,
      -----------------------------------------------------------------------------------------------------------------
                                                         1999         1998(1)       1997(1)       1996(2)       1995
      -----------------------------------------------------------------------------------------------------------------
                                                     (In  thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Revenues                                             $  190,776    $  245,458    $  227,223    $  151,906    $  120,133
Cost of services provided                               132,530       168,364       134,231        99,196        81,446
Operating costs                                          54,920        58,649        24,573        14,024        14,565
General and administrative expenses                       2,589         4,305         3,185         2,920         2,658
Goodwill amortization                                     4,996         5,206         2,683           856            63
Provision for uncollectible accounts                      2,853         9,180            --            --            --
Write-down of abandoned and disposed assets              44,870        52,266            --            --            --
Impairment of long-lived assets                          23,363            --            --            --            --
Terminated merger expenses                                2,957            --            --            --            --
Arbitration settlement                                       --        27,463            --            --            --
Equity in net loss of unconsolidated affiliates              --         1,293            --            --            --
Restructure expense                                          --            --            --         2,432            --
                                                     ----------    ----------    ----------    ----------    ----------
Operating income (loss)                                 (78,302)      (81,268)       62,551        32,478        21,401
Interest income                                            (987)       (1,488)         (308)         (264)         (278)
Interest expense                                         16,651        11,554         4,168         3,965         3,883
Other                                                        --            --            --            --           183
                                                     ----------    ----------    ----------    ----------    ----------
Income (loss) from continuing operations before
  income taxes & cumulative effect of accounting
  change                                                (93,966)      (91,334)       58,691        28,777        17,613
Provision (benefit) for income taxes                    (27,246)      (29,787)       21,755         9,839         4,971
                                                     ----------    ----------    ----------    ----------    ----------
Income (loss) from continuing operations
  before cumulative effect of accounting change         (66,720)      (61,547)       36,936        18,938        12,642
Income (loss) from discontinued operations
  (less applicable income taxes)                         (3,406)         (742)          805            14           238
                                                     ----------    ----------    ----------    ----------    ----------
Income (loss) before cumulative effect of
  accounting change                                     (70,126)      (62,289)       37,741        18,952        12,880
Cumulative effect of accounting change
  (net of income tax effect)                              1,471        (1,326)           --            --            --
                                                     ----------    ----------    ----------    ----------    ----------

Net income (loss)                                    $  (68,655)   $  (63,615)   $   37,741    $   18,952    $   12,880
                                                     ==========    ==========    ==========    ==========    ==========

Net income (loss) per common and common
  equivalent shares:
      Basic                                          $    (1.01)   $    (0.95)   $     0.59    $     0.36    $     0.28
                                                     ==========    ==========    ==========    ==========    ==========
      Diluted                                        $    (1.01)   $    (0.95)   $     0.58    $     0.34    $     0.27
                                                     ==========    ==========    ==========    ==========    ==========

                                                                      DECEMBER 31,
---------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                 1999        1998(1)      1997(1)      1996         1995
---------------------------------------------------------------------------------------------------------

Weighted average common and common
   equivalent shares outstanding:
      Basic                                    68,949       67,058       64,158       53,197       46,640
                                           ==========   ==========   ==========   ==========   ==========
      Diluted                                  68,949       67,058       65,630       54,956       47,706
-----------------------                    ==========   ==========   ==========   ==========   ==========

CONSOLIDATED BALANCE SHEET DATA:
Working capital                            $   48,244   $   75,937   $   88,882   $   28,301   $   31,832
Total assets                                  450,191      494,605      448,902      298,421      160,296
Short-term debt                                 1,618        1,267        1,661       13,348        8,389
Long-term debt                                209,210      208,057      127,179       35,359       47,365
Stockholders' equity                          186,339      236,879      269,442      206,362       80,227

(1) 1998 includes the effects of eight acquisitions and 1997 includes the effects of seven acquisitions, primarily in the fluids sales and engineering segment. These were accounted for by the purchase method of accounting (See Note B to Consolidated Financial Statements).

(2) 1996 includes the effects of the purchase of substantially all of the non-landfarm assets and certain leases from Campbell Wells, Ltd. (See Note B to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our "Consolidated Financial Statements" and the "Notes to Consolidated Financial Statements" included elsewhere in this report.

OPERATING ENVIRONMENT AND RECENT DEVELOPMENTS

         Our operating results depend primarily on oil and gas drilling activity levels in the markets we serve. These levels, in turn, depend on oil and gas commodities pricing, inventory levels and product demand. Key average rig count data for the last three years is listed in the following table:

                                             1999      1998       1997       1Q99       2Q99      3Q99       4Q99
                                            ------    ------     ------     ------     ------    ------    -------
U.S. Rig Count                                625       831        943        551        521       637        773
Newpark's primary Gulf Coast market           189       243        252        185        172       183        213
Newpark's primary market to total             30.2%     29.2%      26.7%      33.6%      33.0%     28.7%      27.6%
Canadian Rig Count                            246       261        375        290        104       253        337

-------
Source:  Baker Hughes Incorporated

         Our primary Gulf Coast market, which accounted for approximately 75% of 1999 revenues, includes: (1) South Louisiana Land; (2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. According to Baker Hughes Incorporated, as of the week ended March 10, 2000, the U.S. rig count was 768, with 224 rigs, or 29.2%, within our primary market.

         The Canadian "muskeg" presents much of the same soil stability and access problems as does the marsh area of the U.S. Gulf Coast region. Most drilling activity in the muskeg has historically been conducted when winter temperatures freeze the soil and stabilize it, allowing safe access. The quarterly fluctuations in the Canadian rig count generally reflect the seasonal nature of drilling activity related to these access issues. As of the week ended March 10, 2000, the Canadian rig count was 441.

         The table below shows the average crude oil and natural gas prices for 1999, 1998 and 1997:

                                               1999       1998       1997
                                              ------     ------     ------
West Texas Intermediate Crude ($/bbl)          19.20      14.39      20.63
U.S. Spot Natural Gas ($/mcf)                   2.33       2.09       2.49

-----------
Source:  Wall Street Journal

         Oil prices declined throughout 1998 and remained low through the first quarter of 1999. Oil prices began to recover in the second quarter of 1999 and improved throughout the remainder of 1999 and into the first quarter of 2000. During the first quarter of 2000, the pricing for West Texas intermediate crude approached $30.00/bbl, and the U.S. spot price for natural gas approached $2.75/mcf. In spite of the recent recovery, the decline in oil and gas prices had a major negative impact on average rig counts during 1998 and 1999 in the markets we serve. During this time, the U.S. rig count reached the lowest level ever recorded in the history of the indicator. With the improvement in oil and gas prices in the second half of 1999, the average rig activity increased for the first time in six quarters during the third quarter of 1999. The increase in rig activity has continued through the first quarter of 2000, but has trailed the recovery in oil and gas prices as our independent oil and gas exploration customers repair their balance sheets and replenish their cash position.

         Natural gas production accounts for the majority of activity in the Gulf Coast region. The relative concentration of rigs in our primary market, as compared to the total domestic rig count, reflects the importance of natural gas drilling relative to oil in that market. Low oil prices reduce the cash flow available for all exploration and production activity. In addition, gas storage levels and demand for natural gas have a significant impact on gas drilling requirements, as gas suppliers need to maintain adequate storage for peak demand levels and insure adequate supplies for anticipated future demand.

         During 2000, gas storage levels reached their lowest point in over three years, and current industry forecasts reflect a stable to growing demand for natural gas. In addition, current productive gas reserves are being depleted at a rate faster than current replacement through drilling activities. Accordingly, we believe that gas drilling activity will increase over current levels in order to avoid a shortage in gas supply during peak demand periods in the coming months. Because most shallow fields in the Gulf Coast market have been exploited, producers are increasing the depth of drilling to reach the larger gas reserves. As such, we expect gas drilling activity to be increasingly associated with deeper, more costly wells.

         According to industry forecasts, increases in gas supplies resulting from the new Canadian pipeline may help to abate some of the anticipated gas supply problem. However, these increased supplies are not expected to be sufficient to avoid the need for increases in Gulf Coast gas drilling activity.

         In the third quarter of 1998, we began to reshape our company in response to the downturn in industry activity and to accommodate our introduction of new products and services. Our employment peaked late in 1998 at 1,325 employees, with direct payroll costs representing almost 28% of revenue. By the fourth quarter of 1999, we had reduced employment by 25%, to 991, with direct payroll costs representing less than 19% of revenue. Despite the adverse market, we continued to develop new products and services, and provide existing products and services to new geographic regions, to meet new opportunities that we expect to arise with increased industry activity. These include:

o  The DuraBase(TM) composite mat system
o  The DeepDrill(TM)  fluid system
o  Minimization Management(TM)
o  Wooden mats in the western Canadian market
o  Composting in the eastern Canadian and U.S. Rocky Mountain market
o  The Tornado Dryer(TM) in the western Canadian market
o  Industrial non-hazardous waste processing and disposal

         In 1998 and 1999, these new products and services accounted for the majority of capital expenditures. In addition, the costs associated with introducing these new products and services negatively impacted operating segment income, exclusive of the charges discussed below. These new products and services, together with our operational restructuring, are expected to enhance our ability to take advantage of the market recovery that appears to be underway. However, no assurances can be made that our market will recover to previous levels or that these new products and services will be successful.

         As a result of these new products and services and other market shifts, we have displaced some of our operations and operating assets and during 1998 and 1999 recorded several significant charges as discussed below.

RESULTS OF OPERATIONS

         Operating Results for 1998 and 1997 have been restated to give effect to our discontinuing operations in our solids control business in the third quarter of 1999. In addition, results for 1997 have been restated to give effect to a series of pooling of interests transactions which took place during 1997 and 1998.

         As noted above, due to a significant decrease in the price of oil and gas and the resultant impact on drilling activity, we experienced a sharp decline in demand for our products and services during the third and fourth quarters of 1998, which continued in 1999. This decline in customer demand materialized quickly from the previous growth period and, when coupled with our continued efforts to bring certain proprietary innovations to our customers, caused us to reassess our overall operations. This change in our market and the reassessment of our operations, as well as the settlement of an arbitration dispute in 1998, resulted in our recording the following pretax charges during 1999 and 1998:


(In thousands)                                                                 1999                        1998
                                                                            -----------                 -----------
Provision for uncollectible accounts                                        $     2,853                 $     9,180
Write-down of abandoned and disposed assets                                      44,870                      52,266
Impairment of long-lived assets                                                  23,363                          --
Terminated merger expense                                                         2,957                          --
Arbitration settlement                                                               --                      27,463
                                                                            -----------                 -----------
   Total                                                                    $    74,043                 $    88,909
                                                                            ===========                 ===========

         The provision for uncollectible accounts in 1998 was made due to the financial weakness of certain customers, which resulted from continued downward pressure on oil and gas prices. This, in turn, caused a strain on customer cash flows. We had by then identified three specific customer balances where the financial concern merited the majority of the additional reserve in 1998. Most of these customers have now filed for bankruptcy protection. For 1999, the additional provision relates primarily to a decrease in the recovery we expect to receive from pre-bankruptcy receivables for these same customers, as indicated in their approved or proposed plans of reorganization.

         The write-down of abandoned and disposed assets includes the following amounts for 1998 and 1999:

(In thousands)                                        1999      1998
                                                     -------   -------
Mat and integrated services segment:
  Domestic wooden mats                               $  30.4   $  43.0
  Venezuela operations                                  11.6        --
  Other                                                   .4       1.3
                                                     -------   -------
     Total mat and integrated services segment          42.4      44.3

Fluids sales and engineering segment:
  Investment in Mexican joint venture                    2.5        --
  Austin Chaulk assets                                    --       4.7
                                                     -------   -------
     Total fluids sales and engineering segment          2.5       4.7

E&P waste disposal segment:
  Barge disposal                                          --       1.3
  Write-down of proposed disposal sites                   --       2.0
                                                     -------   -------
     Total E&P waste disposal segment                     --       3.3
                                                     -------   -------

Total write-down for abandoned and disposed assets   $  44.9   $  52.3
                                                     =======   =======

         The $43.0 million write-down of our domestic wooden mat fleet in 1998 is primarily due to a significant excess capacity in the fleet resulting from the sharp decline in drilling activity. In addition, in late 1998, we began converting a portion of our domestic rental fleet to the new composite mat. The write-down represents the net book value associated only with mats that were abandoned or destroyed.

         In the fourth quarter of 1999, after we completed our evaluation of our wooden mat inventory and after further indication that the Gulf Coast mat market would likely stabilize below its peak in 1997, we recorded a charge of $30.4 million. Included in the write-down cost for wooden mats are disposal costs of approximately $1.1 million. As of December 31, 1999, the accrual for mat disposal costs to be incurred was approximately $500,000. Also included in this amount is $3.0 million of charges for the write-down of our board road lumber inventory. We recorded this write-down because loose lumber is not generally required in the laying of composite mats.

         In addition to the disposals in our wooden mat fleet, in the fourth quarter of 1999, we recorded a charge of $11.6 million associated with closing down our mat business in Venezuela. Our decision to close these operations was due to poor market conditions and continued political instability in the area. Our estimate of the amount recoverable for the Venezuelan operations is based on our judgement of the most likely value to be received on the sale of assets, less the costs to sell these assets. This estimate is subject to change in 2000 as actual amounts from the sale or recovery of these assets are realized.

         The other charges for write-down of assets in the mat and integrated services segment were $0.4 million in 1999 and $1.3 million in 1998. For 1999, this charge represents the net book value of various equipment we deemed obsolete. This equipment has since been sold or abandoned. In 1998, this charge represents the net book value of a machine previously used in remediation operations that was abandoned after it was rendered obsolete by other new, technologically superior equipment.

         The $2.5 million write-down charge recorded in our fluids sales and engineering segment in 1999 relates to the decision to withdraw from our Mexican joint venture in order to focus management's attention on our U.S. and Canadian markets. Our measurement of the amount recoverable for the Mexican operations is based on our judgement of the most likely amount to be received from our joint venture partner. This estimate is subject to change in 2000 as actual payments from our joint venture partner are received. In 1998, the write-down charge of $4.7 million recorded in this segment relates to assets that were either abandoned or disposed (primarily warehouses and mixing plants located in the Austin Chauk region). These assets were abandoned or disposed due to market shifts or due to excess capacity created by a downturn in our operations. The disposal value for these assets was received in 1999 with no significant differences from estimated amounts being realized.

         Included in the write-down charges for the E&P waste disposal segment in 1998 was $1.3 million to write-down barges to their disposal value, which value was received in 1999. These barges were previously used in this segment but were no longer required due to decreased volumes of waste being handled. Also included in the write-down for 1998 in this segment is a charge of $2.0 million relating to our abandoning additional disposal sites being developed for future use. Due to the downturn in the oilfield waste market created by reduced oilfield drilling, we decided not to pursue bringing this additional capacity on-line.

         In addition to the charges for the write-down of assets to be disposed or abandoned, in the fourth quarter of 1999, we recorded an impairment charge of $23.4 million in our mat and integrated services segment on our remaining domestic wooden mat fleet, which we will continue to use in the short-term. This charge reflects the reduced recoverability of these mats over their estimated service life, which result from our plan to replace them with composite mats over the next two to three years. This reduced the domestic wooden mat fleet to a total carrying value of $4.5 million as of the date of the impairment charge. This carrying value was determined based on an estimate of the net discounted cash flows expected to be received for the wooden mats remaining in service until their expected replacement by composite mats. In connection with this impairment, we also adjusted the remaining depreciable life on the domestic wooden mats in anticipation of our plan to displace these mats in two to three years.

         On November 10, 1999, we announced that we had jointly elected with Tuboscope to form operational alliances in key market areas rather than proceed with our proposed merger, which had been announced on June 24, 1999. The decision not to proceed with the merger was made because recent market conditions in the oilfield services market and the resulting uncertainty in the capital markets made it difficult to obtain the type of credit facility both we and Tuboscope believed necessary for the combined company. Both Tuboscope and we agreed to pay our respective transaction expenses relating to the proposed merger, which for us were approximately $3.0 million.

         The $27.5 million of charges relating to the arbitration settlement stems from the settlement during the third quarter of 1998 (with final modifications during the fourth quarter of 1998) between our E&P waste disposal segment and U. S. Liquids, Inc. The arbitration was over a contract dispute discussed more fully in Note N of the Notes to Consolidated Financial Statements. The total settlement was $30 million, of which $6 million and $11 million was paid in 1998 and 1999, respectively, and $9 million and $4 million is to be paid in 2000 and 2001, respectively. The settlement provides for, among other things, (1) terminating our original contractual commitment to provide waste to U.S. Liquids' disposal facilities for twenty-five years, and (2) the right, but not the obligation, to deliver specified volumes of E&P waste to U.S. Liquids' facilities until June 30, 2001 without additional cost. The right to deliver waste was valued at its estimated fair market value of $8 million based on the volumes that can be delivered and the market price for disposing the waste. This amount is being recorded as a charge to operations over the disposal period. The termination feature was valued at $22 million, which represented the balance of the total settlement. This obligation was recorded based on the present value of the contractual payments assigned to the termination feature. The recorded amount of the obligation was $8.1 million at December 31, 1999 and $15.3 million at December 31, 1998. Total pretax charges associated with the $27.5 million settlement included a $6.1 million write down to the estimated fair value of the remaining non-compete with U.S. Liquids. The remaining $21.4 million represents the portion of the settlement associated with the termination feature.

         The following table sets forth operating results by segment:

                                                                   Years Ended December 31,
                                                                    (Dollars in thousands)

                                                    1999                     1998                  1997
                                           ----------------------     ------------------    ------------------
Revenues by segment:
    E&P waste disposal                     $  42,954         22.5%    $  57,588     23.5%   $  62,301     27.4%
    Fluids sales & engineering                92,928         48.7        91,703     37.3       63,205     27.8
    Mat & integrated services                 54,894         28.8        96,167     39.2      101,717     44.8
                                           ---------    ---------     ---------   ------    ---------   ------
         Total                             $ 190,776        100.0%    $ 245,458    100.0%   $ 227,223    100.0%
                                           =========    =========     =========   ======    =========   ======

Operating income (loss) by segment:
    E&P waste disposal                     $  13,068                  $  19,014             $  28,768
    Fluids sales & engineering                (8,616)                   (10,628)               11,297
    Mat & integrated services                 (1,126)                    10,059                28,354
                                           ---------                  ---------             ---------
         Total by segment                      3,326                     18,445                68,419
    General and administrative expenses        2,589                      4,305                 3,185
    Goodwill amortization                      4,996                      5,206                 2,683
    Provision for uncollectible accounts       2,853                      9,180                    --
    Write-down of abandoned and
        Disposed assets                       44,870                     52,266                    --
    Impairment of long-lived assets           23,363                         --                    --
    Terminated merger expenses                 2,957                         --                    --
    Arbitration settlement                        --                     27,463                    --
    Equity in net loss of
        unconsolidated affiliate                  --                      1,293                    --
                                           ---------                  ---------             ---------
         Total operating income (loss)     $ (78,302)                 $ (81,268)            $  62,551
                                           =========                  =========             =========

--------------
Figures shown above are net of intersegment transfers.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues

         Total revenues declined to $190.8 million in 1999, from $245.5 million in 1998, a decrease of $54.7 million, or 22.3%. The components of the decrease in revenues were a $14.6 million decrease in E&P waste disposal revenue and a $41.3 million decrease in mat and integrated services revenue. The decrease was slightly offset by a $1.2 million increase in fluids sales and engineering revenue.

         The E&P waste disposal revenue decline of $14.6 million, or 25.3%, is consistent with the 22.2% decline in average rig activity in our primary market for 1999 as compared to 1998. During 1999, we received approximately 3.3 million barrels of E&P waste. This compares to approximately 5.0 million barrels in 1998, a decline of 34.0%. Contributing to the decline in barrels received was continued expansion of our wash water recycling program, which reduced the total barrels we disposed during 1999 and 1998. The average revenue per barrel of E&P waste remained relatively unchanged at just over $11. During 1999, we began operating our industrial, non-hazardous waste disposal facility. Only minimal revenues were recorded in 1999 during this facility's start-up phase of operations.

         Fluids sales and engineering revenue increased $1.2 million, or 1.3%, in spite of the decline in average rig activity. Fluids revenues benefited from the inclusion for the full period in 1999 of several acquisitions made in 1998 which, among other things, expanded operations into the Oklahoma Anadarko Basin and into western Canada. In addition, our drilling fluids segment continued to penetrate the markets that we serve and to gain market share. While the mix of rig activity and commodity oil and gas pricing has put downward pressure on both revenues and margins in this segment, we continue to see progress in the acceptance of our DeepDrill(TM) fluids system and our Minimization Management(TM) concept. As these product and service offerings gain greater market acceptance, we expect enhancement of revenues and margins for this segment.

         The mat and integrated services revenue decline of $41.3 million, or 42.9%, reflects lower rig activity, reductions in location size and competitive pricing. Record low rig activity due to falling oil and gas prices and a shift by customers away from higher cost transition zone and major wetlands projects to lower cost inland drilling projects were the primary reasons for the activity decline and the reduction in location size in this segment. In addition, we, along with many of our competitors, had increased capacity through the first half of 1998 in response to increasing industry activity. The sharp decline in drilling activity created significant overcapacity in this market. The resulting overcapacity further contributed to the revenue decline because of pricing pressure.

         Expansion of the new composite mats into our rental fleet is continuing and the anticipated lower operating costs for the new mats is expected to help us better compete in the future competitive pricing environment. We also continue to develop our wooden mat service business in western Canada, and we are currently expanding our Canadian mat operations to meet the growing demand for this service. At present, our entire mat fleet in Canada is utilized and we are in discussions with several customers to keep the current fleet utilized for all of 2000. We believe that continued acceptance of our mat system in Canada, along with the need to keep rigs in Canada functioning in the spring and summer season, could eventually result in the Canadian mat market approaching the size of the U.S. Gulf Coast market.

Operating Income (Loss)

         We reported an operating loss of $78.3 million in 1999, compared to an operating loss of $81.3 million in 1998. The primary factors contributing to the operating losses were charges totaling $74.0 million in 1999 and $88.9 million in 1998, as discussed above. Segment operating income, excluding these charges, declined to $3.3 million in 1999, from $18.4 million in 1998, a decrease of $15.1 million or 82.1%. The components of the decrease were a $5.9 million decrease in E&P waste disposal operating income and an $11.2 million decrease in mat and integrated services operating income. This decrease was partially offset by a $2.0 million decrease in the operating loss for the fluids sales and engineering segment.

         The $5.9 million decrease in E&P waste disposal operating income is primarily due to the $14.6 million decline in segment revenue, as well as the high operating leverage of this segment. In response to the decline in disposal volumes resulting from reduced drilling activity, we began to reduce operating costs for this segment in late 1998 and early 1999. The cost reductions included selling or disposing barges, closing facilities and reducing staffing levels. While these cost reductions helped to abate some of the effects of the revenue decline, we were not able to further reduce our operating costs without significantly affecting the required level of current and future customer service. The high level of operating leverage in this operating segment, which has now been enhanced by cost containment measures in 1998 and 1999, should have a significant effect on operating income as revenues increase in response to the market recovery. Operating profit for this segment also was negatively impacted by the start-up of our industrial waste business. The break-even level of revenues for our industrial waste business was not reached until early 2000.

         Fluids sales and engineering operating loss declined by $2.0 million on an increase of $1.2 million in revenues. Throughout late 1998 and 1999, in response to market shifts and the significant downturn in drilling activity, we closed certain facilities and made other cost reductions, primarily in staffing levels. In addition, lower commodity pricing, in particular for the sale of barite, a key component of most drilling fluids, resulted in reduced margins on product sales beginning in late 1998 and continuing throughout 1999. During this time, we continued to introduce several products, including our DeepDrill(TM) fluids system and our Minimization Management(TM) concept. These new product and service offerings have resulted in certain product introduction costs during 1998 and 1999. We expect to recognize the benefits of these products in 2000 and beyond as they gain wider customer acceptance.

         The mat and integrated services operating loss of $1.1 million for 1999 compares to operating income of $10.1 million in 1998, a change of $11.2 million. This change is primarily associated with the decline in revenue resulting from record low drilling activity, reductions in mat location size and competitive pricing due to overcapacity. As in other operating business segments, we reduced operating costs in our mat and integrated services segment beginning in late 1998 in response to the significant declines in rig activity in the Gulf Coast market. As discussed above, during 1998 and 1999 we disposed of a significant portion of our domestic wooden mat fleet. In 1999, we also recorded an impairment charge for our remaining domestic wooden mat fleet, in response to both changing market conditions and our introducing the new composite mat. The significantly lower maintenance, transportation and other associated operating costs and substantially longer useful life of the composite mat system as compared to the wooden mat system are expected to enhance future operating margins for this segment and better position the segment to compete against competitive pricing pressures.

General and Administrative Expenses

         General and administrative expenses during 1999 were $2.6 million, or 1.4% of revenues, compared to $4.3 million, or 1.8% of revenues, in 1998. In response to the market downturn, beginning in late 1998 and continuing throughout 1999, we took steps to reduce our general and administrative expenses.

Goodwill Amortization

         Goodwill amortization for 1999 was $5.0 million, as compared to $5.2 million for 1998. There were no significant changes in 1999 to the carrying value of assets acquired in 1998 purchase transactions.

Equity Earnings of Unconsolidated Affiliate

         Included in the loss from unconsolidated affiliates for 1998 are charges of $1.3 million. This includes recognition of our share of joint venture losses related to the start-up period of the composite mat manufacturing facility.

Interest Income and Interest Expense

         Net interest expense was $15.7 million in 1999, as compared to $10.1 million in 1998. The increase in net interest cost is due to an increase of $40.5 million in average outstanding borrowings, which was slightly offset by a decrease in average effective interest rates from 8.32% in 1998 to 8.10% in 1999. The increase in average outstanding borrowings is due primarily to funding of capital expenditures in 1998.

Provision for Income Taxes

         We recorded income tax benefits of $27.2 million in 1999 and $29.8 million in 1998 on the loss from continuing operations. This equates to 29% of pre-tax loss from continuing operations in 1999 and 32.6% of pre-tax loss from continuing operations in 1998. In 1999, we provided a valuation allowance for any benefits arising from state net operating loss carryforwards and any federal net operating loss carryforwards that expire prior to 2005 and are subject to various limitations. This valuation allowance was recorded due to the uncertainty of ultimately recovering these amounts. The majority of our remaining federal net operating loss carryforwards were generated in 1998 and 1999 and don't expire until 2018 and beyond. Given our history of generating taxable income sufficient to fully utilize these remaining net operating loss carryforwards and our expectations of future profitable operations, further valuation allowances on these amounts were not considered necessary.

Discontinued Operations of Solids Control Business

         In September 1999, we adopted a plan to discontinue operations of our solids control business and simultaneously entered into an alliance agreement with a division of Tuboscope to provide these services. We received approximately $5.5 million for the sale of these operations, which resulted in an after tax net loss of $32,000. The operating results of our solids control business, including provisions for employee termination costs, employee benefits and losses during the phase-out period, have been classified as discontinued operations in the consolidated financial statements. Revenues of these discontinued operations totaled approximately $7.4 million in 1999, $11.4 million in 1998 and $6.0 million in 1997.

Cumulative Effect of Accounting Change

         The unit-of-production method of providing for depreciation on certain assets used in our barite grinding activity and in our waste disposal business was adopted in the second quarter of 1999, effective January 1, 1999. Prior to this change, we had depreciated these assets using the straight-line method. As a result of this change in accounting for depreciation, the reported loss from operations for the year ended December 31, 1999 was reduced by $1,471,000, with related per share amounts of $.02 basic and diluted. This reflects the cumulative effect, net of income taxes, of the change on years prior to 1999.

Preferred Stock Dividends and Accretion of Discount

         In April 1999, we sold 150,000 shares of preferred stock, as discussed below. For the year ended December 31, 1999, dividends of $532,000 were paid on preferred stock, and the accretion of the discount on the preferred stock was $318,000. These amounts reflect dividends and accretion for the period of April 16, 1999 (the issuance date of the preferred stock) through December 31, 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues

         Total revenues increased to $245.5 million in 1998, from $227.2 million in 1997. This is an increase of $18.3 million, or 8.1%. The components of this increase were a $28.5 million increase in drilling fluids sales and engineering, partially offset by a $4.7 million decrease in waste disposal and a $5.5 million decrease in mat and integrated services.

         The E&P waste disposal revenue decline of $4.7 million, or 7.6%, in 1998 is partly due to the 3.6% decline in average rig activity in our primary market for 1998 as compared to 1997. During 1998, we received approximately 5.0 million barrels of E&P waste compared to approximately 5.4 million barrels in 1997, a decline of 7.4%. The average revenue per barrel of E&P waste increased by approximately 10% to just over $11 in 1998. In the first quarter of 1998, E&P waste volume increased due to increased regulations, which banned waste discharges in the state territorial waters of the Gulf of Mexico. This increase was offset by declines in drilling activity, particularly in the territorial waters, beginning in the second quarter of 1998. In the latter half of 1998, volume declined due to lower drilling activity and as a result of our waste minimization efforts to reduce the volume of wash water created at transfer facilities in the vessel and container cleaning process. In addition, volumes were lower due to the effect of unusual weather conditions encountered in the third quarter of 1998.

         Drilling fluids sales increased $28.5 million, or 45.1%, as a result of a series of acquisitions made during 1997 and 1998, and the expansion of the businesses acquired. The decline in drilling activity has reduced the size of the market for drilling fluids; however, we have increased our sales of drilling fluids by obtaining a larger share of the market. The growth in sales volume during 1998 masked the softness in commodity oil and gas prices experienced throughout the drilling fluids industry in the latter part of 1998, especially during the fourth quarter, which continued during 1999. In particular, the selling price for barite, which is a key component in most drilling fluids, declined significantly during the fourth quarter of 1998. This decline continued during 1999 due to competitive pressures.

         The decrease of $5.5 million in mat and integrated services revenue reflects the general decline in drilling activity, as well as the effect of unusual weather conditions on drilling activity in the area surrounding the Gulf of Mexico. Mat rental revenues include revenues earned on the initial mat installation, which typically includes the first 60 days of rental, and re-rentals earned beyond the initial installation term. The price received for mat rentals and re-rentals declined significantly during the latter part of 1998 and the first quarter of 1999. This decline in pricing was caused by competitive pressure and low activity relative to industry capacity. We, together with many of our competitors, had increased inventories of mats during 1997 and the first part of 1998 in response to increasing industry activity.

Operating Income (Loss)

         We reported an operating loss of $81.3 million in 1998, as compared to operating income of $62.6 million in 1997. The primary factors contributing to the operating loss in 1998 were the charges noted above. The total of these charges in 1998 was $88.9 million.

         Segment operating income, excluding these charges, declined to $18.4 million in 1998, from $68.4 million in 1997, a decrease of $50.0 million, or 73%. The components of the decrease were a $9.8 million decrease in E&P waste disposal operating income, a $21.9 million decrease in fluids sales and engineering operating income and a $18.3 million decrease in mat and integrated services operating income. The $9.8 million decrease in waste disposal operating income can be attributed to the $4.7 million decrease in revenues discussed above coupled with a decline in operating margins. Since completing the 1996 acquisition of U.S. Liquids' marine waste business, we have expanded our overall capacity to handle volumes of waste through increased underground disposal, barge and transfer station capacities. While this capacity was necessary for the increase in business we experienced in 1997 as compared to 1996, this capacity added significantly to the cost of the waste disposal operations. When the sharp decline hit in 1998, we reacted to the situation by disposing barges, closing facilities and reducing staffing levels. We were not able to reduce the costs of these operations as fast as the decline in revenues, and we continued to reduce costs in this segment during 1999.

         While revenues for the fluids sales and engineering segment increased by $28.5 million in 1998 as compared to 1997, operating income decreased by $21.9 million. The increase in revenue can be attributed to the rapid growth in this business segment due to a series of acquisitions, our expanding the facilities acquired and our establishing new distribution facilities. In particular, we saw a rapid growth in business in the Austin Chauk region. In order to service this growing market, we expanded our facilities capacity in this region. With the downturn in oil prices, and disappointing drilling results in the Austin Chauk region, this market fell quickly and dramatically. We have since closed our facilities in the Austin Chauk area and downsized our operations. This downsizing included disposing assets that did not serve our other markets effectively, and reducing staffing levels. We continued to make cost reductions in this business segment during 1999. We also saw profits from this business segment decline as a result of falling sales prices for many products used in drilling fluids.

         Operating income in the mat and integrated services segment decreased $18.3 million in 1998 as compared to 1997. This decline in operating income can be attributed in part to the $5.5 million decrease in revenues in this segment along with declining margins and costs associated with disposing mats during the third and fourth quarters of 1998. Mat disposal operations during 1998 were conducted for the most part with internal labor and assets. There were some continuing costs for mat disposal in the first and second quarters of 1999, but to a lesser degree than in 1998. We have significantly cut costs in this segment in response to the decline in demand for our services by reducing staffing levels, closing facilities and disposing excess assets. Further cost cuts were implemented in this segment in 1999.

General and Administrative Expenses

         General and administrative expenses during 1998 were $4.3 million, as compared to $3.2 million in 1997. The increase is attributable to a growth in revenues, acquisitions and growth in new product offerings. We took steps to reduce our general and administrative costs in the latter part of 1998 and during 1999.

Goodwill Amortization

         Goodwill amortization for 1998 was $5.2 million, as compared to $2.7 million for 1997. The primary reason for the increase in goodwill from 1997 to 1998 is related to purchase acquisitions in 1998 and the effects of full year amortization for 1997 acquisitions.

Equity Earnings of Unconsolidated Affiliate

         Included in the loss from unconsolidated affiliates for 1998 are charges of $1.3 million. This includes recognition of our share of joint venture losses related to the start-up period of the composite mat manufacturing facility.

Interest Income and Interest Expense

         Net interest expense was $10.1 million in 1998, as compared to $3.9 in 1997. The increase in net interest cost is due to an increase of $81.0 million in average outstanding borrowings and an increase in average effective interest rates from 6.07% in 1997 to 8.32% in 1998. The increase in average outstanding borrowings and average effective interest rates is due to the issuance of $125 million of ten year, 8-5/8% senior subordinated notes in

December 1997 and additional borrowings under the Credit Facility. The proceeds from the senior subordinated notes and the Credit Facility were used to fund acquisitions, capital expenditures and working capital for operations growth.

Provision for Income Taxes

         For 1998, we recorded income tax benefits of $29.8 million, which is equal to 32.6% of pre-tax loss. For 1997, we recorded income tax provisions of $21.8 million, which is equal to 37.1% of pre-tax income.

Cumulative Effect of Accounting Change

         On July 1, 1998, we elected early adoption of Statement of Position 98-5 "Reporting on Costs of Start-up Activities", which provided standards for recording costs related to start-up activities. The cumulative effect of this change in accounting, net of income taxes, was $1,326,000, with related per share amounts of $.02 basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES

         As compared to 1998, our working capital position decreased by $27.3 million, or 36%, during the year ended December 31, 1999. Key working capital data is provided below:

                                               Year Ended December 31,
                                               -----------------------
                                                1999            1998
                                               -------         -------
              Working Capital (000's)          $48,244         $75,937
              Current Ratio                       1.95            2.94

         Working capital was consumed during 1999 to fund acquisitions of long-lived assets in excess of the amount of financing arranged during the period for that purpose. Because current operations were unprofitable, this reduction of working capital was not offset from operations.

         Our long term capitalization as of December 31, 1999, 1998 and 1997 was as follows:

                                                   1999       1998       1997
                                                 --------   --------   --------
Long-term debt (including current maturities):
         Credit facility                         $ 83,250   $ 80,900   $     --
         Subordinated debt                        125,000    125,000    125,000
         Other                                      1,951      3,352      4,495
                                                 --------   --------   --------
         Total long-term debt                     210,201    209,252    129,495

Stockholders' equity                              186,339    236,879    269,442
                                                 --------   --------   --------

         Total capitalization                    $396,540   $446,131   $398,937
                                                 ========   ========   ========

         For the year ended December 31, 1999, our working capital needs were met primarily from operating cash flow and proceeds from a preferred stock offering. Total cash generated from operations of $2.2 million was supplemented by $16.6 million from financing activities. This helped provide for a total of $20.9 million used in investing activities.

         During 1999, we entered into several lease transactions being accounted for as operating leases. In one series of leases, we leased approximately $9.8 million of equipment, a portion of which we had previously acquired. In conjunction with terminating the merger with Tuboscope and forming the alliance agreement, Tuboscope acquired the majority of the assets used in our solids control operations. Tuboscope made the acquisition by paying us cash and assuming a portion of these leases. Under another operating lease transaction in 1999, we leased $3.0 million of composite mats. In 1999, we also sold some of our non-core assets and entered into sale-leaseback transactions which yielded $2.5 million. We also received income tax refunds totaling $13.3 million in 1999.

         As of December 31, 1999, we maintained a $100.0 million bank credit facility, including up to $20.0 million in standby letters of credit, in the form of a revolving line of credit commitment which expires June 30, 2001. At December 31, 1999, $16.7 million in letters of credit were issued and outstanding under the Credit Facility and $83.3 million was outstanding under the revolving facility. Based on these outstanding amounts and the outstanding letters of credit, we had no availability under this facility at December 31, 1999. The facility bears interest at either a specified prime rate (8.5% at December 31, 1999) or the LIBOR rate (6.18% at December 31, 1999) plus a spread determined quarterly based on the ratio of our funded debt to cash flow. The weighted average interest rate on the outstanding balance under the Credit Facility was 7.85% in 1999 and 5.87% in 1998.

         On March 27, 2000 the banks agreed to amend the Credit Facility to provide for the following: 1) the facility will be secured by substantially all of our accounts receivable, inventory and property plant and equipment 2) the financial covenants as of December 31, 1999 and going forward will provide for covenants that are consistent with our current financial condition and anticipated outlook, 3) the variable interest rate will be increased based on our Debt to EBITDA ratio, as defined, to a range of a) prime plus 0% to prime plus

1.25% or b) LIBOR plus 1.25% to LIBOR plus 4%, and 4) we will pay an amendment fee of $250,000. Under the amended agreement, the expected interest rate for early 2000 is prime plus 1.25% (10.25% at March 27, 2000) or LIBOR plus 4% (10.25% at March 27, 2000). Several of the financial covenants under the amended credit facility are at or near their limit. For example, the facility requires us to maintain consolidated tangible net worth, as defined as consolidated stockholders' equity less certain intangible assets such as goodwill, unamortized debt discount and patents, of $69 million. Our consolidated tangible net worth, as defined, was $69.9 million at December 31, 1999. Any losses sustained in future quarters may cause us to not be in compliance with the financial covenants unless waivers or amendments can be obtained from the banks.

         Our Senior Subordinated Notes do not contain any financial covenants. However, if we do not meet the financial covenants of the Credit Facility and are unable to obtain an amendment from the banks, we would be in default of the Credit Facility which would cause the Notes to be in default and immediately due. The Notes and the Credit Facility also contain covenants that significantly limit the payment of dividends on our Common Stock.

         In April 1999, we sold to SCF-IV, L.P., a Delaware limited partnership managed by SCF Partners, 150,000 shares of Series A Cumulative Perpetual Preferred Stock and a warrant to purchase up to 2,400,000 shares of our common stock at an exercise price of $8.50 per share, subject to anti-dilution adjustments. The aggregate purchase price for the Series A Preferred Stock and the warrant was $15.0 million, and the net proceeds from the sale have been used to repay indebtedness.

         For 2000, we anticipate total capital expenditures of approximately $14.0 million. This amount includes: (1) $7.5 million to purchase synthetic mats; (2) $1.7 million to complete an enlarged joint operational offshore facility; (3) $0.7 million to develop industrial NORM disposal and expand industrial nonhazardous waste disposal; and (4) $4.1 million for other new capacities and routine capital expenditures.

         We have obtained a commitment for an additional $7 million of lease funding, which we applied in the first quarter of 2000 towards the lease of new composite mats. We are in the process of selling our office building in Lafayette, Louisiana in a sale-leaseback transaction that should yield approximately $2.9 million. The LOMA Company, LLC, which produces composite mats and in which we hold a 49% joint venture interest, is attempting to refinance its debt. We currently supply a letter of credit to secure this debt. The contemplated transaction could potentially restore approximately $15.2 million of availability under the Credit Facility.

         Potential sources of additional funds, if required, would include additional operating leases for equipment, selling certain operating assets and selling equity securities. Other than as discussed above, we presently have no commitments beyond our working capital and bank lines of credit by which we could obtain additional funds for current operations. However, we regularly evaluate potential borrowing arrangements which we may utilize to fund future expansion. We believe that our current sources of capital, coupled with internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future provided that market conditions stabilize or continue to improve from current levels. Any long-term downturn in market conditions could have an adverse affect on our financial position, results of operations and future available capital. Such a downturn would likely result in reductions in planned capital expenditures and reassessment of our operations and business strategy in light of such market conditions.

         Except as described in the preceding paragraphs, we are not aware of any material expenditures, significant balloon payments or other payments on long term obligations or any other demands or commitments, including off-balance sheet items to be incurred within the next 12 months. Inflation has not materially impacted our revenues or income.

YEAR 2000 UPDATE

         In prior years, we have disclosed the nature and progress of our plans to address the year 2000 issue. By the end of 1999, we completed our remediation and testing of our critical information technology and non-information technology systems. As a result of those efforts, we experienced no significant disruptions in those systems and believe those systems successfully responded to the year 2000 date change. We expended less than $100,000 during 1998 and 1999 in connection with remediating our systems. We are not aware of any material problems resulting from year 2000 issues, either with our product or service offerings, our internal systems or the products and services of third parties. We will continue to monitor our critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

NEW ACCOUNTING STANDARDS.

         During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. We will be required to adopt SFAS No. 133, as amended by SFAS No. 137, which defers the effective date, on January 1, 2001. We do not believe that adopting the statement will have a material effect on our consolidated financial statements since we do not currently use derivative instruments or hedging activities in our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain market risks that are inherent in our financial instruments arising from transactions that are entered into in the normal course of business. Historically, we have not entered into derivative financial instrument transactions to manage or reduce market risk or for speculative purposes. A discussion of our primary market risk exposure in financial instruments is presented below.

Long-term Debt

         We are subject to interest rate risk on our long-term fixed interest rate senior subordinated notes. The bank credit facility has a variable interest rate and, accordingly, is not subject to interest rate risk. All other things being equal, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. Our policy is to manage exposure to interest rate fluctuations through the use of a combination of fixed and variable-rate debt.

         The $125 million senior subordinated notes accrue interest at the rate of 8-5/8% per annum and mature on December 15, 2007. There are no scheduled principal payments under the notes prior to the maturity date. However, all or some of the notes may be redeemed at a premium after December 15, 2002. In addition, at any time up through December 31, 2000, up to 35% of the notes may be redeemed, also at a premium, with proceeds from an equity offering. We have no plans to repay the notes ahead of their scheduled maturity.

Investments

         Included in Other Assets is a note receivable with a face amount of $8,534,000 related to the sale of substantially all of the assets of our former marine repair operations. The note bears simple interest at 5% per annum, with accrued interest and principal payable at September 30, 2003.

Foreign Currency

         Our principal foreign operations are conducted in Canada, although we also had foreign operations in Venezuela and Mexico until the end of 1999. There is exposure to future earnings due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currencies. We primarily conduct our business in the functional currency of the jurisdictions in which we operate. At present, we do not use hedging arrangements to offset any anticipated affects of this exposure.

FORWARD-LOOKING STATEMENTS

         The foregoing discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There are risks and uncertainties that could cause future events and results to differ materially from those anticipated by us in the forward-looking statements included in this report. Among these risks and uncertainties are the following:

         o oil and gas exploration and production levels and the industry's willingness to spend capital on environmental and oilfield services;

         o oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital;

         o domestic and international political, military, regulatory and economic conditions;

         o other risks and uncertainties generally applicable to the oil and gas exploration and production industry;

         o existing regulations affecting E&P and NORM waste disposal being rescinded or relaxed, governmental authorities failing to enforce these regulations or industry participants being able to avoid or delay compliance with these regulations;

         o future technological change and innovation, which could result in a reduction in the amount of waste being generated or alternative methods of disposal being developed;

         o     increased competition in our product lines;

         o     our success in integrating acquisitions;

         o our success in replacing our wooden mat fleet with our new composite mats;

         o our ability to obtain the necessary permits to operate our non-hazardous waste disposal wells and our ability to successfully compete in this market;

         o our ability to successfully compete in the drilling fluids markets in the Canadian provinces of Alberta and Saskatchewan, the Permian Basin of West Texas and New Mexico and the Anadarko Basin in Western Oklahoma, where we have only recently entered the market; and

         o adverse weather conditions, which could disrupt drilling operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Newpark Resources, Inc.

         We have audited the accompanying consolidated balance sheet of Newpark Resources, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newpark Resources, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

         As explained in Note A to the financial statements, effective January 1, 1999, the Company, changed its method of accounting for depreciation on certain of its waste disposal assets and its barite grinding mills from the straight-line method to the units-of-production method.

Arthur Andersen LLP

New Orleans, Louisiana
March 27, 2000

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Newpark Resources, Inc.

         We have audited the accompanying consolidated balance sheet of Newpark Resources, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Newpark Resources, Inc. and subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

         As discussed in Note A of the Notes to Consolidated Financial Statements, effective July 1, 1998, the Company changed its method of accounting for costs of start-up activities.

Deloitte & Touche LLP

New Orleans, Louisiana
March 26, 1999
(March 27, 2000 as to Note D)

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS

                                                            December 31,  December 31,
--------------------------------------------------------------------------------------
(In thousands, except share data)                               1999         1998
--------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                               $   4,517    $   6,618
     Accounts and notes receivable, less allowance
         of $9,936 in 1999 and $10,008 in 1998                  54,447       62,163
     Inventories                                                17,524       18,663
     Current taxes receivable                                      165       10,593
     Deferred tax asset                                         10,463       13,776
     Net current assets of discontinued operations               3,109           --
     Other current assets                                        8,602        3,259
                                                             ---------    ---------
         TOTAL CURRENT ASSETS                                   98,827      115,072

Property, plant and equipment, at cost, net of
     accumulated depreciation                                  166,603      203,381
Cost in excess of net assets of purchased businesses,
      net of accumulated amortization                          116,465      123,539
Deferred tax asset                                              33,595        1,735
Net property, plant and equipment, and other assets of
     discontinued operations                                        --       14,939
Other assets                                                    34,701       35,939
                                                             ---------    ---------
                                                             $ 450,191    $ 494,605
                                                             =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                           $     627    $      72
     Current maturities of long-term debt                          991        1,195
     Accounts payable                                           29,232       16,432
     Accrued liabilities                                        14,103       11,070
     Net current liabilities  of discontinued operations            --        3,190
     Arbitration settlement payable                              5,630        7,176
                                                             ---------    ---------
         TOTAL CURRENT LIABILITIES                              50,583       39,135

Long-term debt                                                 209,210      208,057
Arbitration settlement payable                                   2,451        8,080
Other non-current liabilities                                    1,608        2,454
Commitments and contingencies (See Note N)                          --           --

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 1,000,000 shares
         authorized, 150,000 shares outstanding                 13,009           --
     Common Stock, $.01 par value, 100,000,000 shares
         authorized, 69,079,243 shares outstanding in 1999
         and 68,839,672 in 1998                                    690          688
     Paid-in capital                                           322,724      319,833
     Unearned restricted stock compensation                     (3,838)      (5,618)
     Accumulated other comprehensive income                        250       (1,033)
     Retained deficit                                         (146,496)     (76,991)
                                                             ---------    ---------
         TOTAL STOCKHOLDERS' EQUITY                            186,339      236,879
                                                             ---------    ---------
                                                             $ 450,191    $ 494,605
                                                             =========    =========



          See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                            1999         1998         1997
-----------------------------------------------------------------------------------------------------------------
Revenues                                                                      $ 190,776    $ 245,458    $ 227,223
Operating costs and expenses:
    Cost of services provided                                                   132,530      168,364      134,231
    Operating costs                                                              54,920       58,649       24,573
                                                                              ---------    ---------    ---------
                                                                                187,450      227,013      158,804

General and administrative expenses                                               2,589        4,305        3,185
Goodwill amortization                                                             4,996        5,206        2,683
Provision for uncollectible accounts                                              2,853        9,180           --
Write-down of abandoned and disposed assets                                      44,870       52,266           --
Impairment of long-lived assets                                                  23,363           --           --
Terminated merger expenses                                                        2,957           --           --
Arbitration settlement                                                               --       27,463           --
Equity in net loss of
    unconsolidated affiliates                                                        --        1,293           --
                                                                              ---------    ---------    ---------
Operating income (loss)                                                         (78,302)     (81,268)      62,551
Interest income                                                                    (987)      (1,488)        (308)
Interest expense                                                                 16,651       11,554        4,168
                                                                              ---------    ---------    ---------

Income (loss) from continuing operations before income
    taxes & cumulative effect of accounting change                              (93,966)     (91,334)      58,691
Provision (benefit) for income taxes                                            (27,246)     (29,787)      21,755
                                                                              ---------    ---------    ---------
Income (loss) from continuing operations before
    cumulative effect of accounting change                                      (66,720)     (61,547)      36,936
Discontinued operations of solids control business:
    Income (loss) from discontinued operations
       (less applicable income taxes)                                            (3,374)        (742)         805
    Loss on disposal, (less applicable income taxes)                                (32)          --           --
                                                                              ---------    ---------    ---------
Income (loss) before cumulative effect
    of accounting change                                                        (70,126)     (62,289)      37,741
Cumulative effect of accounting
    changes (net of income tax effect)                                            1,471       (1,326)          --
                                                                              ---------    ---------    ---------

Net income (loss)                                                               (68,655)     (63,615)      37,741
Less:
    Preferred stock dividends                                                       532           --           --
    Accretion of discount on preferred stock                                        318           --           --
                                                                              ---------    ---------    ---------

Net income (loss) applicable to common
    and common equivalent shares                                              $ (69,505)   $ (63,615)   $  37,741
                                                                              =========    =========    =========

Weighted average number of common and common equivalent shares outstanding:
    Basic                                                                        68,949       67,058       64,158
                                                                              =========    =========    =========
    Diluted                                                                      68,949       67,058       65,630
                                                                              =========    =========    =========

Income (loss) per common and common equivalent share:
    Basic:
    Continuing operations                                                     $   (0.98)   $   (0.92)   $    0.58
    Discontinued operations                                                       (0.05)       (0.01)        0.01
    Cumulative effect of accounting change                                         0.02        (0.02)          --
                                                                              ---------    ---------    ---------
     Net income (loss)                                                        $   (1.01)   $   (0.95)   $    0.59
                                                                              =========    =========    =========

    Diluted:
    Continuing operations                                                     $   (0.98)   $   (0.92)   $    0.56
    Discontinued operations                                                       (0.05)       (0.01)        0.01
    Cumulative effect of accounting change                                         0.02        (0.02)          --
                                                                              ---------    ---------    ---------
     Net income (loss)                                                        $   (1.01)   $   (0.95)   $    0.58
                                                                              =========    =========    =========



          See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31,
-----------------------------------------------------------------------------------
(In thousands)                                       1999        1998        1997
-----------------------------------------------------------------------------------
Net income (loss)                                  $(68,655)   $(63,615)   $ 37,741


Other comprehensive income (loss):
        Foreign currency translation adjustments      1,283      (1,033)         --
                                                   --------    --------    --------

Comprehensive income (loss)                        $(67,372)   $(64,648)   $ 37,741
                                                   ========    ========    ========



          See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 1997, 1998 and 1999
----------------------------------------------------------------------------------------------------------------------------
                                                                           Unearned     Accumulated
                                                                          Restricted      Other
                                             Preferred  Common  Paid-In     Stock       Comprehensive   Retained
(In thousands)                                 Stock    Stock   Capital  Compensation      Income        Deficit     Total
                                             ---------  ------  -------  ------------   -------------   ---------   --------
BALANCE, JANUARY 1, 1997                     $      --  $  624  $256,785 $         --   $          --   $ (51,047)  $206,362

   Employee stock options                           --      13    9,090            --              --          (7)     9,096
   Acquisitions                                     --      15   16,728            --              --          --     16,743
   Issuance of restricted stock                     --      --      668          (668)             --          --         --
   Amortization of restricted stock                 --      --       --           125              --          --        125
   Results of operations of pooled entity           --      --       --            --              --          --         --
     due to different year end                      --      --       --            --              --        (625)      (625)
   Net income                                       --      --       --            --              --      37,741     37,741
                                             ---------  ------  -------  ------------   -------------   ---------   --------

BALANCE, DECEMBER 31, 1997                          --     652  283,271          (543)             --     (13,938)   269,442

   Employee stock options                           --       9    6,757            --              --          (1)     6,765
   Acquisitions                                     --      23   23,337            --              --          --     23,360
   Issuance of restricted stock                     --       4    6,468        (6,472)             --          --         --
   Amortization of restricted stock                 --      --       --         1,397              --          --      1,397
   Foreign currency translation                     --      --       --            --          (1,033)         --     (1,033)
   Results of operations of pooled entities         --      --       --            --              --          --         --
     due to different year ends                     --      --       --            --              --         563        563
   Net loss                                         --      --       --            --              --     (63,615)   (63,615)
                                             ---------  ------  -------  ------------   -------------   ---------   --------

BALANCE, DECEMBER 31, 1998                          --     688  319,833        (5,618)         (1,033)    (76,991)   236,879

   Employee stock options                           --       2      119            --              --          --        121
   Issuance of restricted stock                     --      --      181          (181)             --          --         --
   Amortization of restricted stock                 --      --       --         1,961              --          --      1,961
   Foreign currency translation                     --      --       --            --           1,283          --      1,283
   Preferred stock and warrants issuance        12,597      --    2,153            --              --          --     14,750
   Preferred stock dividends & accretion           412      --      438            --              --        (850)        --
   Net loss                                         --      --       --            --              --     (68,655)   (68,655)
                                             ---------  ------  -------  ------------   -------------   ---------   --------

BALANCE, DECEMBER 31, 1999                   $  13,009  $  690  $322,724 $     (3,838)  $         250   $(146,496)  $186,339
                                             =========  ======  =======  ============   =============   =========   ========



          See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,
-------------------------------------------------------------------------------------------------------------
(In thousands )                                                              1999         1998         1997
---------------                                                           ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                         $ (68,655)   $ (63,615)   $  37,741
Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization                                           26,881       37,901       26,393
     (Benefit) provision for deferred income taxes                          (29,298)     (25,965)      15,880
     (Gain) loss on sale of assets                                             (131)          45          147
     Provision for doubtful accounts                                          2,853        9,180           --
     Write-down of abandoned and disposed assets                             44,870       52,266           --
     Cumulative effect of accounting changes                                 (1,471)       1,326           --
     Impairment of long-lived assets                                         23,363           --           --
     Loss on sale of discontinued operations                                     50           --           --
     Arbitration settlement                                                      --       22,056           --
     Net loss in unconsolidated affiliates                                       --        1,293           --
Change in assets and liabilities, net of acquisitions:
     Decrease in net current assets of discontinued operations               (6,999)          --           --
     Decrease (increase) in accounts and notes receivable                     3,055       11,434      (21,221)
     (Increase) decrease  in inventories                                     (7,263)       3,605      (12,195)
     Decrease (increase) in other assets                                      1,475       (9,554)      (6,814)
     Increase (decrease) in accounts payable                                  9,509       (6,920)      (3,685)
     Increase (decrease) in accrued liabilities and other                     3,996       (3,799)      (4,578)
                                                                          ---------    ---------    ---------
        NET CASH PROVIDED BY OPERATIONS                                       2,235       29,253       31,668

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                   (40,497)    (104,660)     (79,476)
     Proceeds from sale of property, plant and equipment                     11,899          382           40
     Proceeds on sale of discontinued operations                              5,500           --           --
     Investment in joint ventures                                                --           --       (4,833)
     Acquisitions, net of cash acquired                                          --      (15,809)      (7,679)
     Payments received on notes receivable                                    2,173        2,456           70
     Advances on notes receivable                                                --       (1,734)      (3,000)
                                                                          ---------    ---------    ---------
        NET CASH USED IN INVESTING ACTIVITIES                               (20,925)    (119,365)     (94,878)
                                                                          ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on line of credit                                         2,978       80,900           --
     Principal payments on notes payable and long-term debt                  (1,675)     (10,001)     (46,777)
     Proceeds from issuance of  debt                                             --          452      125,122
     Proceeds from exercise of stock options                                    536        3,687        4,114
     Net proceeds from preferred stock issue                                 14,750           --           --
                                                                          ---------    ---------    ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                            16,589       75,038       82,459
                                                                          ---------    ---------    ---------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                        (2,101)     (15,074)      19,249

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                6,618       21,692        2,443
                                                                          ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $   4,517    $   6,618    $  21,692
                                                                          =========    =========    =========



          See Accompanying Notes to Consolidated Financial Statements

                             NEWPARK RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION. Newpark Resources, Inc., a Delaware corporation, ("Newpark" or the "Company") provides integrated fluids management, environmental and oilfield services to the exploration and production industry principally in the Louisiana and Texas Gulf Coast region. In addition, the Company provides some or all of its services to the U.S. Mid-continent region and Canada. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in which the Company owns 20 percent to 50 percent and exercises significant influence over operating and financial policies are accounted for using the equity method. All material intercompany transactions are eliminated in consolidation.

USE OF ESTIMATES AND MARKET RISKS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Company receives substantially all of its revenues from customers in the oil and gas industry. During 1998 and continuing in 1999, oil and gas prices and related activities decreased to new lows, for the past several decades, on an inflation adjusted basis. During the mid 1990's through the first half of 1998, the Company experienced significant growth through a series of strategic acquisitions and mergers and increasing demand for its products and services. The Company completed ten and eleven acquisitions in 1998 and 1997, respectively, which allowed the Company to enter into new markets and expand its product lines. With significant decreases in the price of oil and gas and the resultant impact on drilling activity, the Company experienced a sharp decline in the demand for its products and services during the latter half of 1998 and continuing through 1999. This decline in demand materialized quickly from the previous growth period and at a time when the Company was developing and introducing new and proprietary products and services to its customers.

         In the third quarter of 1998 the Company began to reassess its operations in response to the downturn in industry activity and to evaluate the need for the introduction of new products and services. During 1998, in addition to the settlement of an arbitration dispute, the Company implemented several operational changes including the abandonment of several markets and products and the reduction of employees and assets. The Company also decided to continue the development and introduction of new products and services such as the composite mats discussed in Note C. During 1999 the Company continued to review its operations and product offerings and implemented plans to further reduce operating costs and improve operating efficiencies while also continuing to develop and introduce new products and services. During 1998 and 1999, the Company expended $104.7 million and $40.5 million, respectively, for capital assets, a significant portion of which was related to the new products and services. As a result of these changes in the Company's market and operations, significant charges were recorded (see Note C) and the Company has incurred significant losses in both 1998 and 1999.

         These conditions have had a negative impact on the Company's cash flows and liquidity. In April 1999, the Company issued $15 million of preferred stock (see Note I.) and in early 2000, the Company amended its bank credit facility and agreed to secure the facility with substantially all of the Company's accounts receivables, inventory and property and equipment. The banks agreed to restructure the financial covenant requirements to be consistent with the Company's current financial position (see Note G). As of March 27, 2000, the Company had no borrowing availability on this credit facility, as amended.

         The Company believes that given 1) the current outlook for oil and gas prices and related activity, 2) the changes that have been made to the Company's operations, including its investments in the new products and services, and 3) the Company's current financial position, the Company will be able to continue its current business strategy for 2000 and the foreseeable future. However, the Company believes that a prolonged depression in oil and gas drilling activity would have a material adverse affect on the Company's financial position and results of operations and would require the company to further reassess its business strategies.

CASH EQUIVALENTS. All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash equivalents.

FAIR VALUE DISCLOSURES. Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the fair value of all significant financial instruments. The Company's significant financial instruments consist of cash and cash equivalents, receivables, payables and long-term debt. The estimated fair value amounts have been developed based on available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, such estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. After such analysis, except as described below, management believes the carrying values of these instruments approximate fair values at December 31, 1999 and 1998.

         The estimated fair value of the Company's senior subordinated notes payable at December 31, 1999 and 1998, based upon available market information, was $116.3 million and $118.8 million, respectively, as compared to the carrying amount of $125.0 million on those dates.

INVENTORIES. Inventories are stated at the lower of cost (principally average and first-in, first-out) or market. Such inventories consist of logs, supplies, processed barite, other specialty chemicals used in drilling fluids, and, until its write-down in 1999, board road lumber (See Note C). Until the write-down, board road lumber was amortized on the straight-line method over its estimated useful life of approximately one year.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are recorded at cost. Additions and improvements are capitalized. Maintenance and repair expenses are charged to income as incurred. The cost of property, plant and equipment sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to income.

         For financial reporting purposes, except as described below, depreciation is provided by utilizing the straight-line method over the following estimated useful service lives:

Computers, autos and light trucks                                             2-5 years
Wooden mats                                                                   2-4 years
Composite mats                                                                 15 years
Tractors and trailers                                                       10-15 years
Machinery and heavy equipment                                               10-15 years
Owned buildings                                                             20-35 years
Leasehold improvements                        lease term, including all renewal options

         As described in Note C, in connection with the impairment of the domestic wooden mat fleet, in 1999 the Company adjusted the remaining depreciable life on these mats in anticipation of the eventual displacement of such mats to an approximate average of two years.

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

         The reported loss from operations for the year ended December 31, 1999 was reduced by $1,471,000 (related per share amounts of $.02 basic and diluted) reflecting the cumulative effect (net of income taxes) on years prior to 1999 for the change in accounting for depreciation. In addition, the effect of the change in 1999 is to reduce the net loss from operations for the year ended December 31, 1999 by $717,000 (related per share amounts of $.01 basic and diluted).

         Consolidated net income (loss) that would have been reported for the years ended December 31, 1998 and 1997 had the change been applied retroactively would be as follows:

--------------------------------------------------------------------------------
                                                                Year Ended
  (In thousands of dollars)                                    December 31,
--------------------------------------------------------------------------------

                                                            1998         1997
--------------------------------------------------------------------------------
Net income (loss)                                       $  (63,166)   $   38,182
Income (loss) per common and common equivalent share:
     Basic                                                    (.94)          .60
     Diluted                                                  (.94)          .58

COST IN EXCESS OF NET ASSETS OF PURCHASED BUSINESSES AND IDENTIFIABLE INTANGIBLES. The cost in excess of net assets of purchased businesses ("excess cost") and identifiable intangibles are being amortized on a straight-line basis over fifteen to thirty-five years, except for $2,211,000 relating to acquisitions prior to 1971 that is not being amortized. Management of the Company periodically reviews the carrying value of the excess cost in relation to the current and expected undiscounted cash flows of the businesses which benefit therefrom in order to assess whether there has been a permanent impairment of the excess cost of the net purchased assets. Accumulated amortization on excess cost was $13,879,000 and $9,004,000 at December 31, 1999 and 1998, respectively.

REVENUE RECOGNITION. In substantially all of its operating segments, Newpark recognizes revenue on a units of delivery basis. E&P waste and NORM disposal revenues are generally recognized upon receipt of waste for processing, while drilling fluids sales and engineering revenues are generally recognized upon delivery of products or services. Revenues from certain mat rental and integrated service projects, which are typically of short duration, are recognized as projects progress based upon sales values agreed to by the customer for specific units delivered or project milestones completed. Included in accounts receivable are unbilled revenues for projects in progress in the amounts of $2,874,000 and $2,635,000 at December 31, 1999 and 1998,
respectively, all of which are due within one year.

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

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE. The Company owns a 49% interest in the LOMA Company, LLC, the manufacturer of composite mats. During the start up phase of operations for LOMA, the Company recorded its 49% interest in the cumulative operating losses of the joint venture ($1,293,000) as a separate item in the Consolidated Statements of Operations. In 1999, full production began at the LOMA manufacturing facility. Given that all production from the facility is for Newpark and all of LOMA's operations are production of composite mats, the Company began recording its 49% interest in the income/(loss) of LOMA as a reduction/(increase) to its cost of the composite mats included in property, plant and equipment of the Company. During 1999, the carrying value of property, plant and equipment was reduced by $520,000, reflecting the Company's 49% interest in the earnings of LOMA for 1999.

INTEREST CAPITALIZATION. For the years ended December 31, 1999, 1998 and 1997 the Company incurred interest cost of $18,381,000, $14,114,000, and $5,372,000, respectively, of which $1,730,000, $2,560,000, and $1,107,000, respectively, was capitalized on qualifying construction projects.

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

FOREIGN CURRENCY TRANSACTIONS. The Company's Canadian subsidiary maintains its accounting records in its local currency. This currency is converted to U.S. dollars with the effect of the foreign currency translation reflected in "accumulated other comprehensive income," a component of stockholders' equity, in accordance with SFAS No. 52 and SFAS No. 130, "Reporting Comprehensive Income." Foreign currency transaction gains or losses, if any, are credited or charged to income. There were no transaction gains or losses incurred in 1999, 1998, or 1997. Cumulative foreign currency translation adjustments related to the Canadian subsidiary reflected in stockholders' equity amounted to $669,000 and ($1,033,000) at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, the Company's Canadian subsidiary had net assets of approximately $31.3 million and $25.5 million, respectively.

RECLASSIFICATIONS. Certain reclassifications of amounts reported in prior years have been made to conform to the current year presentation.

NEW ACCOUNTING STANDARDS During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will be required to adopt SFAS No. 133, as amended by SFAS No. 137, which defers the effective date, on January 1, 2001. The Company does not believe that adoption of the statement will have a material effect on the Company's consolidated financial statements since the Company does not currently use derivative instruments or hedging activities in its business.

         During 1998, the American Institute of Certified Pubic Accountants promulgated Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5 requires that companies expense start-up activities as incurred. The Company adopted SOP 98-5 effective July 1, 1998. Thus, in accordance with SOP 98-5, the Company recorded the after-tax charge as a cumulative effect of accounting change within the Company's 1998 Consolidated Statement of Operations. The effect of this change in accounting principle was to decrease net income by $1,326,000 (net of related income tax benefits of $778,000) or $.02 per basic and diluted share.

B.       ACQUISITIONS AND DISPOSITIONS

         During 1998 and 1997, Newpark issued an aggregate of 1,151,000 shares and 3,496,668 shares, respectively, of its common stock in exchange for all of the outstanding common stock of the following six companies:

                Company Name                Type of Company     Location                Shares
                ------------                ---------------     --------                ------
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

         Prior to the combinations, the year end for two of the entities was September 30 and the year end for one of the entities was October 31. Newpark's fiscal year is December 31. In applying pooling of interests accounting, the December 31, 1997 Newpark consolidated statements of operations were combined with the statements of operations for the corresponding year end of each pooled entity. Retained earnings (deficit) of the combined entities were adjusted by $563,000 and ($625,000) as of the beginning of Newpark's fiscal 1998 and 1997 years, respectively, to include net income/(losses) of the pooled entities for the periods October 1, 1997 to December 31, 1997 and November 1, 1996 to December 31, 1996. During these periods, the revenues of the pooled entities which were excluded from the consolidated statements of operations were $3.9 million for 1997. Amounts included in the accompanying consolidated statements of operations for the years ended December 31, 1997 include the results of these entities for the year ended September 30, 1997.

         In September, 1999, the Company's management adopted a plan to discontinue operations of its solids control business (see Note D). The discontinued solids control business includes all of the remaining assets and operations from the acquisition of Houston Prime Pipe and Supply.

         Operating results prior to the combination of the separate companies and the combined amounts presented in the consolidated financial statements are summarized below. Given that the Houston Prime transaction was part of the Company's solids control business, which was discontinued in 1999, amounts for Houston Prime are excluded in the following information, and are included in the results from discontinued operations:

-------------------------------------------------------
                                       Year Ended
(In thousands of dollars)             December 31,
-------------------------------------------------------
                                   1998         1997
                                 ---------    ---------
Revenues:
        Newpark                  $ 242,411    $ 210,277
        Optimum                      2,016        1,813
        Southwestern                 1,031        6,882
        Bockmon                         --        3,174
        Excalibar                       --        5,077
        SBM                             --           --
                                 ---------    ---------
        Combined                 $ 245,458    $ 227,223
                                 ---------    ---------
Net Income (Loss):
        Newpark                  $ (63,801)   $  37,714
        Optimum                         (6)        (354)
        Southwestern                   192          162
        Bockmon                         --           12
        Excalibar                       --          207
        SBM                             --           --
                                 ---------    ---------
        Combined                 $ (63,615)   $  37,741
                                 ---------    ---------

         In addition to these transactions, Newpark acquired, in the aggregate, eight other companies in 1998 and seven other companies in 1997. These acquisitions have been accounted for by the purchase method and include the results of operations of the acquired companies since their respective acquisition dates. These acquisitions were completed in exchange for an aggregate of 2,346,771 shares of Newpark common stock and $22,652,000 in cash during 1998 and 1,193,332 shares of Newpark common stock and $9,186,000 in cash during 1997. The purchase prices were allocated based on preliminary estimates of fair values at the dates of acquisition. The final purchase price allocation did not differ significantly from the preliminary purchase price allocation. This resulted in an excess of purchase price over assets acquired of $51,671,000, which is being amortized on a straight-line basis over 15 to 20 years.

         The purchase price was allocated to the net assets acquired based on their fair values at the date of acquisition, as follows:

                                               1998        1997
                                             --------    --------
Current assets                               $ 15,078    $  3,240
Property, Plant & Equipment                     6,579      10,848
Liabilities assumed                           (17,729)     (6,096)
Goodwill                                       35,241      16,430
                                             --------    --------
Total purchase price, net of cash acquired     39,169      24,422
Less value of common stock issued             (23,360)    (16,743)
                                             --------    --------
Cash purchase price, net of cash acquired    $ 15,809    $  7,679
                                             ========    ========

         The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the above purchase acquisitions had occurred on January 1, 1997:

--------------------------------------------------------------------------------
(In thousands, except per share amounts)             1998               1997
----------------------------------------          -----------        -----------
Revenues                                          $   268,146        $   270,454
Net income (loss)                                     (62,047)            37,777
Net income (loss) per common and
   common equivalent share:
           Basic                                  $      (.90)       $      0.58
         Diluted                                         (.90)              0.56
                                                  ===========        ===========

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

         On August 12, 1996, the Company acquired from Campbell Wells, Ltd. ("Campbell") substantially all of the non-landfarm assets and certain leases associated with five transfer stations located along the Gulf Coast and three receiving docks at the landfarm facilities operated by Campbell for cash consideration of $70.5 million. This acquisition was accounted for under the purchase method, and resulted in an excess of purchase price over assets acquired of $77.1 million, of which $68.6 million is being amortized on a straight-line basis over 35 years, $7.5 million, attributable to a non-compete agreement, was being amortized on a straight-line basis over 25 years and $1.0 million, attributable to dock leases, which is being amortized over the respective lease terms. As a result of the signing of a Settlement Agreement with U.S. Liquids, Inc. (see Notes C and N), the remaining unamortized value of the non-compete agreement was reduced to $900,000, (the estimated fair market value) and is being amortized over the revised non-compete period of three years. The adjustment to the unamortized balance of the non-compete agreement of $6.1 million was included in arbitration settlement charged to operations in 1998.

         On August 29, 1996, the Company sold the land, buildings and certain equipment comprising substantially all of the assets of its former marine repair operation to the operator of the facility and refinanced certain advances previously made to the operator. The sales price of approximately $16.0 million represents the net book value of the assets sold and refinanced. The consideration received included $1.2 million in cash, $7.2 million in notes receivable and $7.6 million in debt obligations which were assumed by the operator. The notes receivable are included in other assets and have been recorded at their estimated fair value, which approximates the amount at which they can be prepaid at the operator's option during the term of the notes. The notes receivable include two notes, one of which is in the face amount of $8,534,000, bears simple interest at 5.0% per annum, with interest and principal payable at September 30, 2003. The second note, in the amount of $600,000, bearing interest at 8% per annum, was subsequently paid off during the first quarter of 1998. The remaining note is secured by a second lien on the assets sold as well as certain guarantees of the operator.

C.       SIGNIFICANT 1999 AND 1998 CHARGES

         During the mid 1990's through the first half of 1998, the Company experienced significant growth through a series of strategic acquisitions and mergers, and increasing demand for its related products and services. Due to a significant decrease in the price of oil and gas and the resultant impact on drilling activity, the Company experienced a sharp decline in the demand for its products and services during the third and fourth quarters of 1998 which continued in 1999. This decline in customer demand materialized quickly from the previous growth period and, coupled with the timing of the Company's continued efforts to bring certain proprietary innovations to its customers, caused the Company to reassess its overall operations. This change in the Company's market and reassessment of operations, as well as the settlement of an arbitration dispute in 1998, resulted in the Company recording the following pretax charges during 1999 and 1998:

---------------------------------------------------------------
(In thousands)                                 1999      1998
--------------                                -------   -------
Provision for uncollectible accounts          $ 2,853   $ 9,180
Write-down of abandoned and disposed assets    44,870    52,266
Impairment of long-lived assets                23,363        --
Terminated merger expense                       2,957        --
Arbitration settlement                             --    27,463
                                              -------   -------
   Total                                      $74,043   $88,909
                                              =======   =======

         The provision for uncollectible accounts in 1998 was made due to the financial weakness of certain customers resulting from continued downward pressure on oil prices, which caused a strain on customer cash flows. The Company had then identified three specific customer balances where the risk of financial concern merited the majority of the additional reserve in 1998. Most of these customers have filed for bankruptcy protection. In 1999, the additional provision is primarily related to a decrease in the expected recovery of pre-bankruptcy receivables for these same customers as indicated in their approved or proposed plans of reorganization.

         The write-down of abandoned and disposed assets includes the following amounts for 1998 and 1999:

------------------------------------------------------------------
(In millions)                                         1999    1998
-------------                                        -----   -----
Mat and integrated services segment:
  Domestic wooden mats                               $30.4   $43.0
  Venezuela operations                                11.6      --
  Other                                                 .4     1.3
                                                     -----   -----
     Total mat and integrated services segment        42.4    44.3

Fluids sales and engineering segment:
  Investment in Mexican joint venture                  2.5      --
  Austin Chaulk assets                                  --     4.7
                                                     -----   -----
     Total fluids sales and engineering segment        2.5     4.7

E&P waste disposal segment:
  Barge disposal                                        --     1.3
  Write-down of proposed disposal sites                 --     2.0
                                                     -----   -----
     Total E&P waste disposal segment                   --     3.3
                                                     -----   -----

Total write-down for abandoned and disposed assets   $44.9   $52.3
                                                     =====   =====

          The $43.0 million write-down of the Company's domestic wooden mat fleet in 1998 is primarily due to a significant excess capacity in the fleet resulting from the sharp decline in drilling activity. In addition, in late 1998, the Company began the process of converting a portion of its domestic rental fleet to the new composite mat. The write-down represents the net book value associated only with mats that were abandoned or destroyed.

         In the fourth quarter of 1999, after the Company completed its evaluation of the composite mat and its advantages over the wooden mat system and further indication that the Gulf Coast mat market would likely stabilize below its peak in 1997, the Company removed an additional amount of the remaining wooden mats from service and began the process of destroying these mats, recording a charge of $30.4 million. Included in the write-down cost for wooden mats in 1999 are disposal costs of approximately $1.1 million. As of December 31, 1999, the accrual for mat disposal costs to be incurred was approximately $500,000. Also included in this amount is $3.0 million of charges for the write-down of the Company's board road lumber inventory, since this loose lumber is generally not required in the laying of composite mats.

         In addition to the disposals of the wooden mat fleet, in the fourth quarter of 1999, the Company made the decision to close down its mat business in Venezuela, due to poor market conditions and continued political instability in that area, recording a charge of $11.6 million. The measurement of the recoverable amount for the Venezuelan operations is based on management's judgement of the most likely value to be received on the sale of assets, less costs to sell. This estimate is subject to change in 2000 as actual amounts from the sale or recovery of these assets are realized.

         The other charges for write-down of assets in the mat and integrated services segment were $0.4 million and $1.3 million in 1999 and 1998, respectively. In 1999, this charge represents the net book value of various equipment deemed obsolete which has been sold or abandoned. In 1998, this charge represents the net book value of a machine previously used in remediation operations that was abandoned after it was rendered obsolete by other new equipment introduced by the Company, which was technologically superior.

         The $2.5 million write-down charge recorded in the Company's fluids sales and engineering segment in 1999 relates to the decision to withdraw from its Mexican joint venture in order to focus management's attention on the U.S. and Canadian markets it serves. The measurement of the recoverable amount for the Mexican operations is based on management's judgement of the most likely value to be received from its joint venture partner. This estimate is subject to change in 2000 as actual payments from the joint venture partner are received. In 1998, the write-down charge of $4.7 million recorded in this segment relates to assets that were either abandoned or disposed (primarily warehouses and mixing plants located in the Austin Chauk region). These assets were abandoned or disposed due to market shifts or due to excess capacity created by a downturn in the Company's operations. The disposal value for these assets was received in 1999 with no significant differences from estimated amounts being realized.

         Included in the write-down charges for the E&P waste disposal segment in 1998 was $1.3 million to write-down barges to their disposal value, which value was received in 1999. These barges were previously used in this segment and were no longer required due to decreased volumes of waste being handled. Also included in the write-down in this segment for 1998 is a charge of $2.0 million relating to the abandonment of additional disposal sites being developed for future use. Due to the downturn in the oilfield waste market created by reduced oilfield drilling, the Company decided not to pursue bringing this additional capacity on-line.

         In addition to the charges for the write-down of assets to be disposed or abandoned, in the fourth quarter of 1999, the Company recorded an impairment charge of $23.4 million in the mat and integrated services segment on the remaining domestic wooden mat fleet which the Company will continue to use in the short-term. This charge reflects the reduction in the recoverability of these mats over their estimated service life which was reduced due to their planned replacement with composite mats over the next two to three years. This reduced the domestic wooden mat fleet to a total carrying value of $4.5 million as of the date of the impairment charge. This carrying value was determined based on an estimation of the net discounted cash flows expected to be received for the wooden mats remaining in service until their expected replacement by composite mats. In connection with this impairment, the Company also adjusted the remaining depreciable life on the domestic wooden mats in anticipation of the planned displacement of such mats to an approximate average of two years.

         On June 24, 1999, the Company entered into a definitive agreement to merge with Tuboscope, Inc. (Tuboscope). On November 10, 1999, the Company and Tuboscope announced that they had jointly elected to form operational alliances in key market areas rather than proceed with the proposed merger. The decision was made because recent market conditions in the oilfield services market and the resulting uncertainty in the capital markets made it difficult to obtain the type of credit facility believed necessary for the combined companies. Each company agreed to pay its respective transaction expenses relating to the proposed merger, which for Newpark are approximately $3.0 million. Under the alliance agreement, Tuboscope will provide solids control services to Newpark's Minimization Management(TM) customers, while Newpark will provide E&P waste disposal services to Tuboscope.

         The $27.5 million of charges relating to the arbitration settlement stems from the settlement during the third quarter of 1998 (with final modifications during the fourth quarter 1998) between the Company's E&P waste disposal segment and U. S. Liquids, Inc. ("USL") over a contract dispute which is discussed more fully in Note N. The total settlement was $30 million, of which $6 million and $11 million was paid in 1998 and 1999, and $9 million and $4 million will be paid in 2000 and 2001, respectively. The settlement provided for, among other things, 1) the termination of Newpark's original contractual commitment to provide waste to USL's disposal facilities for twenty-five years and 2) the right, but not the obligation, to deliver specified volumes of E&P waste to USL's facilities until June 30, 2001 without additional cost. The right to deliver waste was valued at its estimated fair market value of $8 million based on the volumes that can be delivered and the market price to dispose of such waste. This amount is being recorded as a charge to operations over the disposal period. The termination feature was valued at $22 million, which represented the balance of the total settlement, and an obligation was recorded based on the present value of the contractual payments assigned to the termination feature. At December 31, 1999 and 1998, the recorded amount of the obligation was $8.1 million and $15.3 million, respectively. Total pretax charges associated with the settlement of $27.5 million included a $6.1 million write down to the estimated fair value of the remaining non-compete with U.S. Liquids, with the remaining $21.4 million representing the portion of the settlement associated with the termination feature.

D.       DISCONTINUED OPERATIONS OF SOLIDS CONTROL BUSINESS

         In September, 1999, the Company's management adopted a plan to discontinue the operations of its solids control business and simultaneously entered into an alliance agreement with a division of Tuboscope, which is now providing these services. The Company received approximately $5.5 million for the sale of these operations, which resulted in a net loss on the disposal of $32,000, net of tax. The operating results of the solids control business, including provisions in 1999 for employee termination costs, employee benefits and losses during the phase-out period, have been classified as discontinued operations in the consolidated financial statements. Revenues of these discontinued operations totaled approximately $7.4 million, $11.4 million and $6.0 million in 1999, 1998 and 1997, respectively. Included in net assets of discontinued operations as of December 31, 1999 are $3,459,000 in accounts receivable, (net of allowances for doubtful accounts of $1,700,000) and accrued expenses of $350,000.


E.       INVENTORY

         The Company's inventory consisted of the following items at December 31, 1999 and 1998:

----------------------------------------------------------------
(In thousands)                                   1999      1998
--------------                                 -------   -------
Board road lumber                              $    --   $ 1,276
Logs                                             3,338     4,835
Drilling fluids raw materials and components    13,062    10,667
Supplies                                           724     1,285
Other                                              400       600
                                               -------   -------
   Total                                       $17,524   $18,663
                                               =======   =======

F.       PROPERTY, PLANT AND EQUIPMENT

         The Company's investment in property, plant and equipment at December 31, 1999 and 1998 is summarized as follows:

-----------------------------------------------------------------
(In thousands)                               1999         1998
--------------                             ---------    ---------
Land                                       $   9,183    $   9,770
Buildings and improvements                    43,476       33,753
Machinery and equipment                      147,087      152,304
Composite and wooden mats                     15,111       71,660
Other                                          5,439        6,111
                                           ---------    ---------
                                             220,296      273,598
Less net PP&E of discontinued operations          --      (14,607)
Less accumulated depreciation                (53,693)     (55,610)
                                           ---------    ---------
                                           $ 166,603    $ 203,381
                                           =========    =========

G.       CREDIT ARRANGEMENTS AND LONG-TERM DEBT

         Credit arrangements and long-term debt consisted of the following at December 31, 1999 and 1998:

------------------------------------------------------------------------
(In thousands)                                       1999         1998
--------------                                    ---------    ---------
Senior subordinated notes                         $ 125,000    $ 125,000
Bank line of credit                                  83,250       80,900
Building loan                                           809        1,335
Other, principally installment notes secured by
  machinery and equipment, payable through
  2002 with interest at 2.0% to 13.5%                 1,142        2,017
                                                  ---------    ---------
                                                    210,201      209,252
Less:  current maturities of long-term debt            (991)      (1,195)
                                                  ---------    ---------
Long-term portion                                 $ 209,210    $ 208,057
                                                  =========    =========

         On December 17, 1997 the Company issued $125 million of unsecured senior subordinated notes (the "Notes"), which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on each June 15 and December 15, commencing June 15, 1998. The Notes may be redeemed by Newpark, in whole or in part, at a premium commencing after December 15, 2002. Up to 35% of the Notes may be redeemed from proceeds of an equity offering, at a premium at any time up to and including December 1, 2000. The Notes are subordinated to all senior indebtedness, as defined in the subordinated debt indenture, including the Company's bank revolving credit facility.

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

         As of December 31, 1999, the Company maintained a $100.0 million bank credit facility, including up to $20.0 million in standby letters of credit, in the form of a revolving line of credit commitment which expires June 30, 2001. At December 31, 1999, $16.7 million in letters of credit were issued and outstanding under the credit facility and $83.3 million was outstanding under the revolving facility. Based on these outstanding amounts and the outstanding letters of credit, the Company had no availability under this facility at December 31, 1999. The facility bears interest at either a specified prime rate (8.5% at December 31, 1999) or the LIBOR rate (6.18% at December 31, 1999) plus a spread determined quarterly based on the ratio of the Company's funded debt to cash flow. The weighted average interest rate on the outstanding balance under the credit facility in 1999 and 1998 was 7.85% and 5.87%, respectively.

         On March 27, 2000 the Company and the banks agreed to an amendment to the Credit Facility which provided for the following: 1) the facility will be secured by substantially all of the accounts receivable, inventory and property plant and equipment of the Company; 2) the financial covenants as of December 31, 1999 and going forward will provide for covenants that are consistent with the Company's current financial condition and anticipated outlook, 3) the variable interest rate will be increased based on the Company's Debt to EBITDA ratio, as defined, to a range of a) prime plus 0% to prime plus 1.25% or b) LIBOR plus 1.25% to LIBOR plus 4%, and 4) the Company will pay an amendment fee of $250,000. Under the amended agreement, the expected interest rate for early 2000 is prime plus 1.25% (10.25% at March 27, 2000) or LIBOR plus 4% (10.25% at
March 27, 2000). Several of the financial covenants under the amended credit facility are at or near their limit. For example, the facility requires the company to maintain consolidated tangible net worth, as defined as consolidated stockholders' equity less certain intangible assets such as goodwill, unamortized debt discount and patents, of $69 million. The Company's consolidated tangible net worth, as defined, was $69.9 million at December 31, 1999. Any losses sustained in future quarters may cause the Company to not be in compliance with the financial covenants unless waivers or amendments can be obtained from the banks.

         The Notes do not contain any financial covenants; however, in the event that the Company does not meet the financial covenants of the credit facility and is unable to obtain an amendment from the banks, the Company would be in default of the credit facility which would cause the Notes to be in default and immediately due. The Notes and the credit facility also contain covenants that significantly limit the payment of dividends on the common stock of the Company.

         Maturities of long-term debt, exclusive of the credit facility which expires September 30, 2001, are $991,000 in 2000, $382,000 in 2001, $214,000 in
2002, $172,000 in 2003, $128,000 in 2004 and $125,063,000 thereafter.

H.       INCOME TAXES

         The provision (benefit) for income taxes charged to operations is principally U. S. Federal tax as follows:

                                      Year Ended December 31,
-----------------------------------------------------------------
(In thousands)                     1999        1998        1997
--------------                   --------    --------    --------
Current tax expense (benefit)    $    611    $ (5,083)   $  6,366
Deferred tax expense (benefit)    (29,298)    (25,965)     15,880
                                 --------    --------    --------
Total provision (benefit)        $(28,687)   $(31,048)   $ 22,246
                                 ========    ========    ========

         The total provision (benefit) was allocated to the following components of income (loss):

                                             Year Ended December 31,
-------------------------------------------------------------------------
(In thousands)                             1999        1998        1997
--------------                           --------    --------    --------
Income (loss) from operations            $(27,246)   $(29,787)   $ 21,755
Discontinued operations                    (2,215)       (483)        491
Cumulative effect of accounting change        774        (778)         --
                                         --------    --------    --------
Total provision (benefit)                $(28,687)   $(31,048)   $ 22,246
                                         ========    ========    ========

         The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

                                                Year Ended December 31,
-----------------------------------------------------------------------
                                                 1999     1998     1997
                                                -----    -----    -----
Income tax expense (benefit) at statutory rate   (35.0%)  (35.0%)  35.0%
Non-deductible expenses                           1.5      1.4      1.5
Increase in valuation allowance                   2.2       --       .4
Other                                             1.9       .8       .2
                                                -----    -----    -----

Total income tax expense (benefit)              (29.4%)  (32.8%)   37.1%
                                                =====    =====    =====

         Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

----------------------------------------------------------------------------
(In thousands)                                            1999        1998
--------------                                          --------    --------
Deferred tax assets:
     Net operating losses                               $ 57,533    $ 25,640
     Accruals not currently deductible                     2,432       3,103
     Bad debts                                             3,469       3,411
     Deferred payments under settlement agreement          3,652       6,164
     Alternative minimum tax credits                       2,341       2,341
     All other                                               965         962
                                                        --------    --------
         Total deferred tax assets                        70,392      41,621
    Valuation allowance                                   (9,060)     (1,326)
                                                        --------    --------
         Total deferred tax assets, net of allowances   $ 61,332    $ 40,295

----------------------------------------------------------------------------
(In thousands)                                               1999      1998
--------------                                             -------   -------
Deferred tax liabilities:
     Accelerated depreciation and amortization             $14,399   $21,033
     Inventory costs capitalized for financial reporting        --       943
     All other                                               2,875     2,808
                                                           -------   -------
       Total deferred tax liabilities                       17,274    24,784
                                                           -------   -------

       Total net deferred tax assets                       $44,058   $15,511
                                                           =======   =======

         For federal income tax purposes, the Company has net operating loss carryforwards ("NOLs") of approximately $141 million (net of amounts disallowed pursuant to IRC Section 382) that, if not used, will expire in 2001 through 2019. The Company also has approximately $2.3 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. Additionally, for state income tax purposes, the Company has NOLs of approximately $156 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in year 2000 through 2014.

         Under SFAS No. 109, a valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 1999 and 1998, the Company recorded a valuation allowance for all state NOLs and the portion of federal NOLs that the Company believes may not be fully utilized in the future. At December 31, 1999, the Company has recognized a net deferred tax asset of $44.1 million, the realization of which is dependent on the Company's ability to generate taxable income in future periods. The Company believes that its estimate of future earnings based on contracts in place and its earnings trend from recent prior years supports recognition of this amount.

         Deferred tax expense includes an increase in the valuation allowance for deferred tax assets of ($7,734,000) and ($1,326,000) for 1999 and 1997, respectively.

I.       EQUITY SECURITIES

         The Company has been authorized to issue up to 1,000,000 shares of Preferred Stock, $.01 par value, of which 150,000 were outstanding at December 31, 1999.

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

         Cumulative dividends are payable on the Series A Preferred Stock quarterly in arrears at the initial dividend rate of 5% per annum, based on the stated value of $100 per share of Series A Preferred Stock. Dividends for the first three years are payable in Newpark Common Stock, based on the average closing price of Newpark's Common Stock for the five business days preceding the record date. The dividend rate is subject to adjustment three, five and seven years after the date of issuance. The agreement does not restrict common stock dividends or repurchases of common stock by the Company as long as all accumulated dividends on the Series A Preferred Stock have been paid in full. Dividends paid on preferred stock and accretion of the discount on the preferred stock for the year ended December 31, 1999 were $532,000 and $318,000, respectively. These amounts reflect dividends and accretion for the period of April 16, 1999 (the issuance date of the preferred stock) through December 31, 1999.

         On May 13, 1998, the stockholders of the Company approved an increase in the number of authorized shares of common stock to 100,000,000.

         Changes in outstanding Common Stock for the years ended December 31, 1999, 1998, and 1997 were as follows:

-----------------------------------------------------------------------
(In thousands of shares)                        1999     1998     1997
------------------------                       ------   ------   ------
Outstanding, beginning of year                 68,840   65,212   62,758
Shares issued for acquisitions                     --    2,347    1,193
Shares issued for deferred compensation plan       46      535       59
Other                                              --       17       --
Shares issued for preferred stock dividend         71       --       --
Shares issued upon exercise of options            122      729
                                               ------   ------   ------
                                                                  1,202
    Outstanding, end-of-year                   69,079   68,840   65,212
                                               ======   ======   ======

J.      EARNINGS PER SHARE

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

         The following table presents the reconciliation of the numerator and denominator for calculating earnings per share in accordance with the disclosure requirements of SFAS 128 as follows (in thousands, except per share data):

                                                              For the Years Ended
                    ------------------------------------------------------------------------------------------------------
                                  1999                                1998                                1997
                    --------------------------------    -------------------------------   --------------------------------
                                               Per                                Per                               Per
                      Income      Shares      Share      Income       Shares     Share    Income      Shares       Share
                       (Num)      (Den)       Amount     (Num)        (Den)      Amount   (Num)        (Den)       Amount
                      ------      ------      ------     ------       ------     ------   ------      ------       ------
BASIC EPS
Income (loss)
available to
common
stockholders
                     $(69,505)    68,949     $ (1.01)    $(63,615)   67,058      $ (0.95)  $37,741     64,158       $ .59
                                             =======                             =======                            =====

EFFECT OF
DILUTIVE
SECURITIES

Stock options                         --                                 --                             1,472
                                --------                            -------                           -------


                                                              For the Years Ended
                    ------------------------------------------------------------------------------------------------------
                                  1999                                1998                                1997
                    --------------------------------    -------------------------------   --------------------------------
DILUTED EPS

Income (loss)
available to
common
stockholders         $(69,505)    68,949     $ (1.01)    $(63,615)   67,058     $  (0.95)  $37,741     65,630       $ .58
                     =========    ======     =======     ========   =======     ========   =======    =======       =====

         Options and warrants excluded from the computation of diluted EPS for the years ended December 31, 1999 and 1998 that could potentially dilute basic EPS in the future were 7,426,455 shares and 4,435,664 shares, respectively. Since the Company incurred a loss per share for 1999 and 1998, such dilutive options were excluded, as they would be antidilutive to basic EPS.

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

K.      STOCK OPTION PLANS

        At December 31, 1999, the Company had three stock-based compensation plans, which are described below. The Company applies Accounting Principles Board Opinion 25 ("APB 25") and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net income
(loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                         Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                    1999          1998          1997
-------------------------------------                                 ----------    ----------    ----------
Net income (loss)                                       As reported   $  (69,505)   $  (63,615)   $   37,741
                                                        Pro forma        (76,210)      (68,977)       35,245

Basic earnings (loss) per share                         As reported        (1.01)        (0.95)         0.59
                                                        Pro forma          (1.11)        (1.03)         0.55

Diluted earnings (loss)                                 As reported        (1.01)        (0.95)         0.58
                                                        ===========   ==========    ==========    ==========
  per share                                             Pro forma          (1.11)        (1.03)         0.54
                                                        ===========   ==========    ==========    ==========

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:




                                Year Ended December 31,
------------------------------------------------------
                                 1999     1998    1997
                                -----    -----   -----
Risk free interest rate           6.5%     5.2%    6.3%

Expected years until exercise       4        4       4

Expected stock volatility       259.1%    56.9%   64.3%

Dividend yield                      0%       0%      0%
                                =====    =====   =====

        A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and changes during the periods ending on those dates is presented below:

                                                          Years Ended December 31,
-------------------------------------------------------------------------------------------------------------
                                         1999                    1998                      1997
-------------------------------------------------------   ------------------------   ------------------------
                                              W-A                        W-A                        W-A
                                Shares   Exercise Price   Shares    Exercise Price   Shares    Exercise Price
                                ------   --------------   ------    --------------   ------    --------------
Outstanding at
   beginning of year          4,435,664    $     8.02    4,070,557    $     7.59    4,110,132    $     4.90
   Granted                    1,057,600          5.35    1,254,000         11.35    1,254,000         12.59
   Exercised                   (122,238)         4.43     (726,222)         4.92   (1,153,315)         3.50
   Canceled                    (344,571)         9.17     (162,671)        13.45     (140,260)         6.69
                             ----------                 ----------                 ----------

Outstanding at end of year    5,026,455    $     7.46    4,435,664    $     8.02    4,070,557    $     7.59
                             ==========                 ==========                 ==========

Weighted-average fair
  value of options granted
   during the year                         $     5.23                 $     6.51                 $     6.80

         The following table summarizes information about all stock options outstanding at December 31, 1999.

                                         Options Outstanding                               Options Exercisable
                      ------------------------------------------------------------    --------------------------------
   Range of                               Weighted-Average            Weighted-                           Weighted-
   Exercise              Number               Remaining                Average          Number             Average
     Prices           Outstanding      Contractual Life (Years)     Exercise Price    Exercisable       Exercise Price
----------------      -----------      ------------------------     --------------    -----------       --------------
$1.90 to $4.11          1,030,400               2.98                    $ 3.61          1,017,800           $ 3.61
$4.28 to $6.25          1,040,696               5.94                    $ 5.09             94,334           $ 5.59
$6.50 to $8.31          1,155,388               4.33                    $ 8.11            971,724           $ 8.25
$8.62 to $9.94             63,667               5.33                    $ 9.17             30,001           $ 9.38
$10.00 to $21.00        1,736,304               4.76                    $10.69            861,006           $10.46
                        ---------               ----                    ------       ------------           ------
                        5,026,455               4.55                    $ 7.46          2,974,865           $ 7.23

     On December 15, 1998 a total of 1,729,306 options, none of which were for the benefit of executive officers, were amended to reflect a reduction of the exercise price to $10.00 per share. On the date of the amendment, the price of Newpark's common stock was $5.63 per share.

     The Amended and Restated Newpark Resources, Inc. 1988 Incentive Stock Option Plan (the "1988 Plan") was adopted by the Board of Directors on June 22, 1988 and thereafter was approved by the stockholders. The 1988 Plan was amended several times and provided for approximately 4,000,000 shares to be issuable thereunder. Under the terms of the 1988 Plan, an option could not be granted for an exercise price less than the fair market value on the date of grant and could have a term of up to ten years. No future grants are available under the 1988 Plan.

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

L.       DEFERRED COMPENSATION PLAN

         In March of 1997, the Company established a Long-Term Stock and Cash Incentive Plan (the "Plan"). By policy, the Company has limited participation in the Plan to certain key employees of companies acquired subsequent to inception of the Plan. The intent of the Plan is to increase the value of the stockholders' investment in the Company by improving the Company's performance and profitability and to retain, attract and motivate key employees who are not directors or officers of Newpark but whose judgment, initiative and efforts are expected to contribute to the continued success, growth and profitability of the Company.

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

         The maximum number of shares of common stock of Newpark that may be issued pursuant to the Plan is 676,909, subject to adjustment pursuant to certain provisions of the Plan. The maximum amount of cash that may be awarded pursuant to the Plan is $1,500,000, and each such amount may be increased by the Board of Directors. If shares of stock or the right to receive cash awarded or issued under the Plan are reacquired by Newpark due to a forfeiture or for any other reason, such shares or right to receive cash will be cancelled and thereafter will again be available for purposes of the Plan. At December 31, 1999, 640,136 shares of common stock had been issued under the Plan and $1,418,000 had been awarded.

M.       SUPPLEMENTAL CASH FLOW INFORMATION

         Included in accounts payable and accrued liabilities at December 31, 1999, 1998 and 1997, were equipment purchases of $1,326,000, $5,186,000, and
$3,632,000, respectively. Also included are notes payable for equipment purchases in the amount of $434,000 and $83,000 for 1998 and 1997, respectively.

         Interest of $18,063,000, $13,144,000 and $4,801,000, was paid in 1999,
1998 and 1997, respectively. Income tax refunds, net of payments, totaled $11,191,000 for the year ended December 31, 1999. Income taxes of $9,991,000, and $4,751,000 were paid in 1998 and 1997, respectively.

N.       COMMITMENTS AND CONTINGENCIES

         Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters will not have a material adverse effect on Newpark's consolidated financial statements.

         In conjunction with the 1996 acquisition of Campbell Wells Ltd. ("Campbell"), Newpark became a party to a "NOW Disposal Agreement", pursuant to which Newpark was required, for a period of 25 years following the acquisition, to deliver to Campbell for disposal at its landfarm facilities an agreed annual quantity of E&P Waste, and Campbell executed a Noncompetition Agreement under which it agreed not to compete with Newpark in the marine-related E&P Waste disposal business for five years. The landfarms are now operated by U.S. Liquids, Inc. ("USL"), which also assumed Campbell's obligations under the Noncompetition Agreement. During 1998, a dispute arose between the parties concerning Newpark's obligations under the NOW Disposal Agreement. In September 1998, Newpark and USL settled their dispute by executing a Settlement Agreement and a "Payment Agreement" under which, among other things, Newpark's contractual commitment to deliver waste to USL's disposal facilities was terminated immediately, and Newpark agreed to pay USL $30 million, $6 million of which was paid in 1998, $11 million of which was paid in 1999, $9 million of which is to be paid in 2000 and $4 million of which is to be paid in 2001. The payments to be made in 2000 and 2001 are subject to increase based on the increase, if any, in the Consumer Price Index between July 1, 1998 and January 3, 2000. As a result of the change in the Consumer Price Index, in 2000 Newpark will pay a total of $9.2 million to USL. Under the Payment Agreement, Newpark has the right, but not the obligation, to deliver specified volumes of E&P Waste to USL's facilities until June 30, 2001 without additional cost, and subject to certain conditions, Newpark may extend this arrangement for two additional one-year terms at an additional annual cost of $8 million, which is also subject to increase based on increases in the Consumer Price Index. As part of the settlement, Newpark agreed that USL may engage in the business of cleaning tanks, barges, vessels, containers and similar structures used in the transportation and storage of E&P Waste, and USL purchased from Newpark certain equipment used by Newpark in such cleaning activities.

         The Company is currently involved in proceedings with the Texas State Comptroller of Public Accounts related to sales tax audits for the periods of April 1988 through September 1995. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial statements.

         In the normal course of business, in conjunction with its insurance programs, the Company has established letters of credit in favor of certain insurance companies in the amount of $1,250,000 and $1,000,000 at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, the Company had outstanding guaranty obligations totaling $1,494,000 and $1,526,000, respectively, in connection with facility closure bonds issued by an insurance company.

         Since May 1988, the Company has held the exclusive right to use a patented prefabricated wooden mat system with respect to the oil and gas exploration and production industry within the State of Louisiana. On June 20, 1994, the Company entered into a new license agreement by which it obtained the exclusive right to use the same patented prefabricated mat system, without industry restriction, throughout the continental United States. The license agreement requires, among other things, that the Company purchase a minimum of 5,000 mats annually through 2003. The Company has met this annual mat purchase requirement since the inception of the agreement. Any purchases in excess of that level may be applied to future annual requirements. The Company's annual commitment to maintain the agreement in force, absent any reductions resulting from excess purchases, is currently estimated to be $3.7 million.

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

         The Company has guaranteed certain debt obligations of a joint venture in which it holds a 49% interest, through the issuance of a letter of credit. The guarantee is limited to $15 million, plus accrued interest. The joint venture partner has obtained a commitment for the refinancing of its debt. The pending transaction would not require a guarantee from the Company.

         The Company leases various manufacturing facilities, warehouses, office space, machinery and equipment, including transportation equipment and composite mats, under operating leases with remaining terms ranging from one to ten years, with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were $9,173,000, $10,731,000, and $5,993,000, in 1999, 1998 and 1997, respectively.

         Future minimum payments under noncancellable operating leases and future minimum receipts under noncancellable subleases, with initial or remaining terms in excess of one year are as follows (in thousands):

---------------------------------------------------
                                            Net
                     Operating  Operating Operating
                       Lease    Sublease   Lease
                      Payments  Receipts  Payments
------------------------------  --------- ---------
2000                  $10,854   $   175   $10,679
2001                    9,968       466     9,502
2002                    9,407       466     8,941
2003                    8,636       475     8,161
2004                    8,113       498     7,615
2005 and thereafter    22,776       314    22,462
                      -------   -------   -------
                      $69,754   $ 2,394   $67,360
                      =======   =======   =======

         The Company is self-insured for health claims up to a certain policy limit. Claims in excess of $100,000 per incident and approximately $4.8 million in the aggregate per year are insured by third-party reinsurers. At December 31, 1999, the Company had accrued a liability of $900,000 for outstanding and incurred, but not reported, claims based on historical experience.

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

         Concentrations of credit risk with respect to trade accounts and notes receivable are generally limited due to the large number of entities comprising the Company's customer base, and for notes receivable the required collateral. The Company maintains an allowance for losses based upon the expected collectibility of accounts and notes receivable.

P.       SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               Quarter Ended
--------------------------------------------------------------------------------------------
                                                 Mar 31     Jun 30      Sep 30      Dec 31
                                                 ------     ------      ------      ------
 (In thousands, except per share amounts)
============================================================================================
FISCAL YEAR 1999 (AS RESTATED)
Revenues                                        $ 50,775   $ 39,268    $ 48,873    $ 51,860
Operating income (loss)                            5,103     (5,579)     (1,011)    (76,815)
Net income (loss)                                  2,029     (5,492)     (8,218)    (57,824)


                                                                  Quarter Ended
---------------------------------------------------------------------------------------------------
                                                Mar 31         Jun 30       Sep 30        Dec 31
 (In thousands, except per share amounts)
---------------------------------------------------------------------------------------------------
Net  income (loss) per share Basic:
     Continuing operations                          0.01         (0.07)        (0.10)        (0.83)
     Discontinued operations                       (0.00)        (0.02)        (0.02)        (0.01)
     Cumulative effect of accounting change         0.02            --            --            --
                                              ----------    ----------    ----------    ----------
         Net income (loss)                          0.03         (0.08)        (0.12)        (0.84)

     Diluted:
     Continuing operations                          0.01         (0.07)        (0.10)        (0.83)
     Discontinued operations                       (0.00)        (0.02)        (0.02)        (0.01)
     Cumulative effect of accounting change         0.02            --            --            --
                                              ----------    ----------    ----------    ----------
     Net income (loss)                              0.03         (0.08)        (0.12)        (0.84)

Weighted average common and common
equivalent shares outstanding:
         Basic                                    68,872        68,893        68,986        69,044
         Diluted                                  69,185        68,893        68,986        69,044

FISCAL YEAR 1998 (AS RESTATED)
Revenues                                      $   70,870    $   65,486    $   59,218    $   49,884
Operating income (loss)                           18,903        16,138       (42,130)      (74,179)
Net income (loss)                                 11,227         9,109       (32,882)      (51,069)
Net income (loss) per share
     Basic:
     Continuing operations                          0.17          0.13         (0.46)        (0.73)
     Discontinued operations                       (0.01)         0.01         (0.01)        (0.01)
     Cumulative effect of accounting change           --            --         (0.02)           --
                                              ----------    ----------    ----------    ----------
         Net income (loss)                          0.17         (0.08)        (0.49)        (0.74)

     Diluted:
     Continuing operations                          0.17          0.13         (0.46)        (0.73)
     Discontinued operations                       (0.01)         0.01         (0.01)        (0.01)
     Cumulative effect of accounting change           --            --         (0.02)           --
                                              ----------    ----------    ----------    ----------
         Net income (loss)                          0.17         (0.08)        (0.49)        (0.74)

Weighted average common and common
equivalent shares outstanding:
         Basic                                    65,364        66,448        67,605        68,775
         Diluted                                  66,784        67,731        67,605        68,775

         The information above has been restated to reflect the presentation of discontinued operations of the Company's solids control operations in the third quarter of 1999. In addition, as further discussed in Note C, during the fourth quarter of 1999 and the third and fourth quarters of 1998, the Company recorded significant charges associated with asset write-downs and impairments, arbitration settlement, and increases in the provision for uncollectible accounts. Also, included in the fourth quarter of 1998 are charges to adjust certain inventories to physical amounts and to account for differences in gross margins, primarily in the Fluids Sales & Engineering segment, which were estimated during the interim periods of 1998. The total of these charges was $4,381,000 and is included in costs of services provided.

Q.       SEGMENT AND RELATED INFORMATION

         The Company's three business units have separate management teams and infrastructures that offer different products and services to a homogenous customer base. The business units form the three reportable segments of E&P Waste Disposal, Fluids Sales & Engineering and Mat & Integrated Services.

         E&P Waste Disposal: This segment provides disposal services for both oilfield exploration and production ("E&P") waste and E&P waste contaminated with naturally occurring radioactive material. The primary method used for disposal is low pressure injection into environmentally secure geologic formations deep underground. The primary operations for this segment are in the Gulf Coast market and customers include major multinational and independent oil companies. This segment began operations of its non-hazardous industrial waste disposal facility in 1999. Disposal of this type of waste could lead to an expansion of Newpark's customer base and geographic service points for this segment.

         Fluids Sales & Engineering: This segment provides drilling fluids sales and engineering services and onsite drilling fluids processing services. The primary operation for this segment are in the Gulf Coast market. However, other markets served by this segment include Oklahoma, Canada, and the Permian Basin. Customers include major multinational, independent and national oil companies.

         Mat & Integrated Services: This segment provides prefabricated interlocking mat systems for the construction of drilling and work sites. In addition, the segment provides fully-integrated onsite and offsite environmental services, including site assessment, pit design, construction and drilling waste management, and regulatory compliance services. The primary markets served include the Gulf Coast market and Canada. The principal customers are major national, independent and national oil companies. In addition, this segment provides temporary work site services to the pipeline, electrical utility and highway construction industries principally in the Southeastern portion of the United States.

         Newpark does not believe it is dependent on any one customer. During the years ended December 31, 1999 and 1998 there were no sales to one customer in excess of 10%. During the year ended December 31, 1997, one customer accounted for approximately 10% of total revenues. This customer is a customer of the Mat & Integrated Services segment. Export sales are not significant.

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                           Years Ended December 31,
--------------------------------------------------------------------------------------------------------
                                                                        1999        1998         1997
                                                                     ---------    ---------    ---------
                                                                                (In thousands)
REVENUES (1)
E&P Waste Disposal                                                   $  42,954    $  58,457    $  62,681
Fluids Sales & Engineering                                              93,018       92,792       63,205
Mat & Integrated Services                                               60,560      111,513      103,216
Eliminations                                                            (5,756)     (17,304)      (1,879)
                                                                     ---------    ---------    ---------
   Total Revenues                                                    $ 190,776    $ 245,458    $ 227,223
                                                                     =========    =========    =========
(1) Segment revenues include the following intersegment transfers:
E&P Waste Disposal                                                   $      --    $     869    $     380
Fluids Sales & Engineering                                                  89        1,089           --
Mat & Integrated Services                                                5,667       15,346        1,499
                                                                     ---------    ---------    ---------
   Total Intersegment Transfers                                      $   5,756    $  17,304    $   1,879
                                                                     =========    =========    =========


                                                       Years Ended December 31,
------------------------------------------------------------------------------------
                                                    1999         1998         1997
                                                 ---------    ---------    ---------
                                                            (In thousands)
OPERATING INCOME (LOSS):
Segment Operating Income (Loss)
E&P Waste Disposal                               $  13,068    $  19,014    $  28,768
Fluids Sales & Engineering                          (8,616)     (10,628)      11,297
Mat & Integrated Services                           (1,126)      10,059       28,354
                                                 ---------    ---------    ---------
   Total Segment Operating Income                $   3,326    $  18,445    $  68,419
                                                 =========    =========    =========

General and administrative expenses                 (2,589)      (4,305)      (3,185)
Goodwill amortization                               (4,996)      (5,206)      (2,683)
Provision for uncollectible accounts                (2,853)      (9,180)          --
Write-down of abandoned and disposed assets        (44,870)     (52,266)          --
Impairment of long-lived assets                    (23,363)          --           --
Terminated merger expense                           (2,957)          --
Arbitration settlement                                  --      (27,463)          --
Equity in net loss of unconsolidated affiliate          --       (1,293)          --
                                                 ---------    ---------    ---------
   Total Operating Income (Loss)                 $ (78,302)   $ (81,268)   $  62,551
                                                 =========    =========    =========

SEGMENT ASSETS
E&P Waste Disposal                               $ 154,097    $ 156,047    $ 149,746
Fluids Sales & Engineering                         153,096      156,172       71,072
Mat & Integrated Services                           77,292      136,737      173,303
Other                                               65,706       45,649       54,781
                                                 ---------    ---------    ---------
   Total Assets                                  $ 450,191    $ 494,605    $ 448,902
                                                 =========    =========    =========

DEPRECIATION & AMORTIZATION
E&P Waste Disposal                               $   5,452    $   6,258    $   5,371
Fluids Sales & Engineering                           7,019        5,791        1,331
Mat & Integrated Services                           14,305       25,822       19,617
Other                                                  105           30           74
                                                 ---------    ---------    ---------
   Total Depreciation & Amortization             $  26,881    $  37,901    $  26,393
                                                 =========    =========    =========

CAPITAL EXPENDITURES
E&P Waste Disposal                               $  14,241    $  30,621    $  20,816
Fluids Sales & Engineering                           6,961       14,326       15,475
Mat & Integrated Services                           19,295       47,335       42,296
Other                                                   --           15          115
                                                 ---------    ---------    ---------
   Total Capital Expenditures                    $  40,497    $  92,297    $  78,702
                                                 =========    =========    =========


         The following table sets forth information about the Company's operations by geographic area:

                                         Years Ended December 31,
----------------------------------------------------------------------
                                      1999         1998         1997
                                   ---------    ---------    ---------
                                              (In thousands)
REVENUE
Domestic                           $ 168,584    $ 227,959    $ 224,662
International                         22,192       17,499        2,561
                                   ---------    ---------    ---------
   Total Revenue                   $ 190,776    $ 245,458    $ 227,223
                                   ---------    ---------    ---------

OPERATING INCOME (LOSS)
Domestic                           $ (71,039)   $ (83,274)   $  62,558
International                         (7,263)       2,006           (7)
                                   ---------    ---------    ---------
   Total Operating Income (Loss)   $ (78,302)   $ (81,268)   $  62,551
                                   =========    =========    =========

ASSETS
Domestic                           $ 415,930    $ 460,981    $ 439,396
International                         34,261       33,624        9,506
                                   ---------    ---------    ---------
   Total Assets                    $ 450,191    $ 494,605    $ 448,902
                                   =========    =========    =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       FINANCIAL STATEMENTS

         Reports of Independent Auditors
         Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997. Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.
         Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997. Consolidated Statements of Comprehensive Income for the years ended December 31, 1999, 1998 and 1997.
         Notes to Consolidated Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3.       EXHIBITS

         3.1      Restated Certificate of Incorporation.(9)

         3.2      Bylaws.(1)

         4.1 Indenture, dated as of December 17, 1997, among the registrant, each of the Guarantors identified therein and State Street Bank and Trust Company, as Trustee.(2)

         4.2 Form of the Newpark Resources, Inc. 8 5/8% Senior Subordinated Notes due 2007, Series B.(2)

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

         10.7 Amended and Restated 1993 Non-Employee Directors' Stock Option Plan.(9)*

         10.8     1995 Incentive Stock Option Plan.(5)*

         10.9 Exclusive License Agreement, dated June 20, 1994, between SOLOCO, Inc. and Quality Mat Company.(3)

         10.10 Restated Credit Agreement, dated June 30, 1997, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and BankOne, Louisiana, National Association, Deutsche Bank A.G., New York Branch and/or Cayman Islands Branch and Hibernia National Bank, as banks (the "Banks").(6)

         10.11 First Amendment to Restated Credit Agreement, dated November 7, 1997, among the registrant, the subsidiaries of the registrant named therein and the Banks.(7)

         10.12 Second Amendment to Restated Credit Agreement, dated December 10, 1997, among the registrant, the subsidiaries of the registrant named therein and the Banks.(7)

         10.13 Third, Fourth, Fifth and Sixth Amendment to Restated Credit Agreement, dated December 10, 1997, among the registrant, the subsidiaries of the registrant named therein and the Banks.(7)(9)

         10.14 Credit Agreement, dated December 1, 1995, between SOLOCO, Inc., and Hibernia National Bank.(5)

         10.15 Now Disposal Agreement, dated June 4, 1996, among Sanifill, Inc., Now Disposal Operating Co. and Campbell Wells, Ltd.(8)

         10.16 Settlement of Arbitration and Release, dated July 22, 1998, among the registrant and U.S. Liquids, Inc.(9)

         10.17 Payment Agreement, dated December 31, 1998, among the registrant, Newpark Environmental Services, Inc. and U.S. Liquids, Inc.(9)

         10.18 Option Agreement, dated December 31, 1998, among the registrant, Newpark Environmental Services, Inc. and U.S. Liquids, Inc.(9)

         10.19 Asset Purchase Agreement, dated September 16, 1998 among Newpark Environmental Services, Inc. and U.S. Liquids, Inc.(9)

         10.20 Amendment to Asset Purchase Agreement, dated September 22, 1998 among Newpark Environmental Services, Inc. and U.S. Liquids, Inc.(9)

         10.21 Noncompetition Agreement of September 16, 1998, among the registrant and U.S. Liquids, Inc.(9)

         10.22 Miscellaneous Agreement, dated September 16, 1998, among the registrant and U.S. Liquids, Inc.(9)

         10.23    Operating Agreement of The Loma Company L.L.C.(9)

         10.24 Termination and Release Agreement, dated November 10, 1999, between Tuboscope Inc. and the registrant. +

         10.25 Asset Purchase Agreement, dated as of November 12, 1999, among Tuboscope Inc., the registrant, Newpark Drilling Fluids, Inc., and Newpark Holdings, Inc., as amended on December 8, 1999. +

         10.26 Alliance Agreement, dated as of February 3, 2000, among Tuboscope Inc., Tuboscope Vetco International, Inc., the registrant, Newpark Drilling Fluids, L.L.C., and Newpark Environmental Services, L.L.C. +

         10.27    Newpark Resources, Inc. 1999 Employee Stock Purchase Plan. +*

         21.1     Subsidiaries of the Registrant+

         23.1     Consent of Arthur Andersen LLP+

         23.2     Consent of Deloitte & Touche LLP+

         24.1     Powers of Attorney+

         27.1     Financial Data Schedule+

--------------

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

(9) Previously filed in the exhibits to the registrants Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated by reference herein.


(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     March 27, 2000

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

             Signatures                                        Title                                    Date
             ----------                                        -----                                    ----

/s/ James D. Cole
----------------------------------
James D. Cole                                    Chairman of the Board, President                   March 27,2000
                                                   and Chief Executive Officer
/s/ Matthew W. Hardey
----------------------------------
Matthew W. Hardey                                Vice President of Finance and                      March 27,2000
                                                   Chief Financial Officer
/s/ Eric M. Wingerter
----------------------------------
Eric M. Wingerter                                Vice President and Controller                      March 27,2000
                                                   (Principal Accounting Officer)
/s/ Wm. Thomas Ballantine
----------------------------------
Wm. Thomas Ballantine                            Executive Vice President and                       March 27,2000
                                                   Director
/s/ Dibo Attar
----------------------------------
Dibo Attar*                                      Director                                           March 27,2000

/s/ W. W. Goodson
----------------------------------
W. W. Goodson*                                   Director                                           March 27,2000

/s/ David P. Hunt
----------------------------------
David P. Hunt*                                   Director                                           March 27,2000

/s/ Dr. Alan Kaufman
----------------------------------
Dr. Alan Kaufman*                                Director                                           March 27,2000

/s/ James H. Stone
----------------------------------
James H. Stone*                                  Director                                           March 27,2000

By /s/ James D. Cole
----------------------------------
*James D. Cole
  Attorney-in-Fact

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                           DESCRIPTION
       -------                          -----------

         3.1      Restated Certificate of Incorporation.(9)

         3.2      Bylaws.(1)

         4.1 Indenture, dated as of December 17, 1997, among the registrant, each of the Guarantors identified therein and State Street Bank and Trust Company, as Trustee.(2)

         4.2      Form of the Newpark Resources, Inc. 8 5/8% Senior Subordinated
                  Notes due 2007, Series B.(2)

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

         10.3 Lease Agreement, dated as of July 29, 1994, by and between Harold F. Bean Jr. and NESI.(3)

         10.4 Building Lease Agreement, dated April 10, 1992, between the registrant and The Traveler's Insurance Company.(4)

         10.5     Building Lease Agreement, dated May 14, 1992, between State
                  Farm Life Insurance Company, and SOLOCO, Inc.(4)

         10.6     Operating Agreement, dated June 30, 1993, between Goldrus
                  Environmental Services, Inc. and NESI.(3)

         10.7     Amended and Restated 1993 Non-Employee Directors' Stock Option
                  Plan.(9)*

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

         10.13    Third, Fourth, Fifth and Sixth Amendment to Restated Credit
                  Agreement, dated December 10, 1997, among the registrant, the subsidiaries of the registrant named therein and the Banks.(7)(9)

         10.14    Credit Agreement, dated December 1, 1995, between SOLOCO,
                  Inc., and Hibernia National Bank.(5)

         10.15    Now Disposal Agreement, dated June 4, 1996, among Sanifill,
                  Inc., Now Disposal Operating Co. and Campbell Wells, Ltd.(8)

         10.16 Settlement of Arbitration and Release, dated July 22, 1998, among the registrant and U.S. Liquids, Inc.(9)

         10.17 Payment Agreement, dated December 31, 1998, among the registrant, Newpark Environmental Services, Inc. and U.S.
                  Liquids, Inc.(9)

         10.18 Option Agreement, dated December 31, 1998, among the registrant, Newpark Environmental Services, Inc. and U.S.
                  Liquids, Inc.(9)

         10.19    Asset Purchase Agreement, dated September 16, 1998 among
                  Newpark Environmental Services, Inc. and U.S. Liquids, Inc.(9)

         10.20    Amendment to Asset Purchase Agreement, dated September 22,
                  1998 among Newpark Environmental Services, Inc. and U.S.
                  Liquids, Inc.(9)

         10.21 Noncompetition Agreement of September 16, 1998, among the registrant and U.S. Liquids, Inc.(9)

         10.22 Miscellaneous Agreement, dated September 16, 1998, among the registrant and U.S. Liquids, Inc.(9)

         10.23    Operating Agreement of The Loma Company L.L.C.(9)

         10.24 Termination and Release Agreement, dated November 10, 1999, between Tuboscope Inc. and the registrant. +

         10.25    Asset Purchase Agreement, dated as of November 12, 1999, among
                  Tuboscope Inc., the registrant, Newpark Drilling Fluids, Inc., and Newpark Holdings, Inc., as amended on December 8, 1999. +

         10.26    Alliance Agreement, dated as of February 3, 2000, among
                  Tuboscope Inc., Tuboscope Vetco International, Inc., the registrant, Newpark Drilling Fluids, L.L.C., and Newpark
                  Environmental Services, L.L.C. +

         10.27    Newpark Resources, Inc. 1999 Employee Stock Purchase Plan. +*

         21.1     Subsidiaries of the Registrant+

         23.1     Consent of Arthur Andersen LLP+

         23.2     Consent of Deloitte & Touche LLP+

         24.1     Powers of Attorney+

         27.1     Financial Data Schedule+

--------------

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

(9) Previously filed in the exhibits to the registrants Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated by reference herein.