Form 10-Q
period 2000-03-31
NEWPARK RESOURCES INC
filed 2000-05-12
CIK 71829

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


For the quarterly period ended March 31, 2000       Commission File No. 1-2960


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

Common stock, $0.01 par value: 69,151,675 shares at May 5, 2000.


================================================================================

                             NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                                 March 31, 2000


Item                                                                  Page
Number     Description                                               Number
------     -----------                                               ------
           PART I
  1        Unaudited Consolidated Financial Statements:
              Balance Sheets as of March 31, 2000 and
                December 31, 1999 ......................................  3
              Statements of Income for the Three Month Periods
                Ended March 31, 2000 and 1999...........................  4
              Statements of Comprehensive Income for the Three Month
                Periods Ended March 31, 2000 and 1999...................  5
              Statements of Cash Flows for the Three Month Periods
                Ended March 31, 2000 and 1999...........................  6
              Notes to Unaudited Consolidated Financial Statements .....  7
  2        Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................... 11

           PART II

  6        Exhibits and Reports on Form 8-K............................. 19

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS


(Unaudited)                                                                  March 31,     December 31,
(In thousands, except share data)                                             2000             1999
                                                                         -------------    -------------
ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                        $       4,290    $       4,517
        Accounts and notes receivable, less allowance
               of $9,184 in 2000 and $8,936 in 1999                             55,033           54,447
        Inventories                                                             18,044           17,524
        Current taxes receivable                                                   165              165
        Deferred tax asset                                                       9,927           10,463
        Net current assets of discontinued operations                            1,145            3,109
        Other current assets                                                     6,971            8,602
                                                                         -------------    -------------
               TOTAL CURRENT ASSETS                                             95,575           98,827

Property, plant and equipment, at cost, net of
        accumulated depreciation                                               165,937          166,603
Cost in excess of net assets of purchased businesses,
        net of accumulated amortization                                        115,133          116,465
Deferred tax asset                                                              33,595           33,595
Other assets                                                                    33,670           34,701
                                                                         -------------    -------------
                                                                         $     443,910    $     450,191
                                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Notes payable                                                    $       1,301    $         627
        Current maturities of long-term debt                                       776              991
        Accounts payable                                                        21,114           29,232
        Accrued liabilities                                                     16,128           14,103
        Arbitration settlement payable                                           5,226            5,630
                                                                         -------------    -------------
               TOTAL CURRENT LIABILITIES                                        44,545           50,583

Long-term debt                                                                 209,092          209,210
Arbitration settlement payable                                                   1,236            2,451
Other non-current liabilities                                                    1,511            1,608
Commitments and contingencies                                                       --               --

STOCKHOLDERS' EQUITY:
        Preferred Stock, $.01 par value, 1,000,000 shares
               authorized,150,000 shares outstanding                            13,121           13,009
        Common Stock, $.01 par value, 100,000,000 shares
               authorized,  69,131,430 shares outstanding in 2000
               and 69,079,243 in 1999                                              690              690
        Paid-in capital                                                        323,055          322,724
        Unearned restricted stock compensation                                  (3,373)          (3,838)
        Accumulated other comprehensive income                                      55              250
        Retained deficit                                                      (146,022)        (146,496)
                                                                         -------------    -------------
               TOTAL STOCKHOLDERS' EQUITY                                      187,526          186,339
                                                                         -------------    -------------
                                                                         $     443,910    $     450,191
                                                                         =============    =============




          See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Month Periods Ended March 31,

(Unaudited)
(In thousands, except per share data)                                         2000             1999
                                                                         -------------    -------------
Revenues                                                                 $      56,564    $      50,775
Operating costs and expenses:
      Cost of services provided                                                 34,717           32,564
      Operating costs                                                           13,964           11,447
                                                                         -------------    -------------
                                                                                48,681           44,011
General and administrative expenses                                                955              490
Goodwill amortization                                                            1,248            1,171
                                                                         -------------    -------------
Operating income                                                                 5,680            5,103
Interest income                                                                   (222)            (298)
Interest expense                                                                 4,593            3,977
                                                                         -------------    -------------
Income from continuing operations before income
      taxes and cumulative effect of accounting change                           1,309            1,424
Provision for income taxes                                                         535              528
                                                                         -------------    -------------
Income from continuing operations before cumulative
      effect of accounting change                                                  774              896
Loss from discontinued operations of solids control
      business, (less applicable income taxes)                                      --             (338)
                                                                         -------------    -------------
Income before cumulative effect of accounting change                               774              558
Cumulative effect of accounting change,
      (less applicable income taxes)                                                --            1,471
                                                                         -------------    -------------
Net income                                                                         774            2,029
Less:
      Preferred stock dividends                                                    188               --
      Accretion of discount on preferred stock                                     112               --
                                                                         -------------    -------------

Net income applicable to common and common
      equivalent shares                                                  $         474    $       2,029
                                                                         =============    =============

Weighted average common and common equivalent shares outstanding:
      Basic                                                                     69,095           68,872
                                                                         =============    =============
      Diluted                                                                   69,702           69,185
                                                                         =============    =============

Net income per common and common equivalent share:
      Basic:
      Continuing operations                                              $        0.01    $        0.01
      Discontinued operations                                                     0.00            (0.00)
      Cumulative effect of accounting change                                      0.00             0.02
                                                                         -------------    -------------
          Net income                                                     $        0.01    $        0.03
                                                                         =============    =============

      Diluted:
      Continuing operations                                              $        0.01    $        0.01
      Discontinued operations                                                     0.00            (0.00)
      Cumulative effect of accounting change                                      0.00             0.02
                                                                         -------------    -------------
          Net income                                                     $        0.01    $        0.03
                                                                         =============    =============





          See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Month Periods Ended March 31,

(Unaudited)
(In thousands)                                                       2000            1999
                                                                -------------    -------------
Net income                                                      $         774    $       2,029

Other comprehensive income (loss):
          Foreign currency translation adjustments                       (195)             220
                                                                -------------    -------------

Comprehensive income                                            $         579    $       2,249
                                                                =============    =============





           See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31,

(Unaudited)
(In thousands )                                                                   2000             1999
                                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $         774    $       2,029

Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                   5,590            6,935
      Provision for deferred income taxes                                               535              309
      Cumulative effect of accounting change                                             --           (1,471)
      Other                                                                             (56)              53
Change in assets and liabilities, net of effects of acquisitions:
      Decrease (increase) in accounts and notes receivable                             (712)           4,812
      Decrease (increase) in inventories                                               (520)           1,000
      Decrease in other assets                                                        4,164            1,887
      Decrease  in accounts payable                                                  (8,155)          (9,796)
      Increase in accrued liabilities and other                                       1,058              611
                                                                              -------------    -------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                   2,678            6,369
                                                                              -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                           (3,252)          (6,970)
      Proceeds from disposal of property, plant and equipment                           332              104
      Payments received on notes receivable                                             270              758
                                                                              -------------    -------------
          NET CASH USED IN INVESTING ACTIVITIES                                      (2,650)          (6,108)
                                                                              -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments on lines of credit                                                    --          (10,400)
      Proceeds from equipment leasing                                                    --            9,320
      Principal payments on notes payable and long-term debt                           (409)            (576)
      Proceeds from exercise of stock options                                           154               --
                                                                              -------------    -------------
          NET CASH USED IN FINANCING ACTIVITIES                                        (255)          (1,656)
                                                                              -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (227)          (1,395)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        4,517            6,618
                                                                              -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                $       4,290    $       5,223
                                                                              =============    =============


Included in accounts payable and accrued liabilities at March 31, 2000 and 1999 were equipment purchases of approximately $1.4 million.

Interest of $1.9 million and $1.6 million was paid during the three months ending March 31, 2000 and 1999, respectively. Income taxes of $102,000 and $217,000 were paid during the three months ending March 31, 2000 and 1999, respectively.






           See Accompanying Notes to Consolidated Financial Statements

                             NEWPARK RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark" or the "Company") as of March 31, 2000, and the results of its operations and its cash flows for the three month periods ended March 31, 2000 and 1999. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1999 audited financial statements and related notes filed on Form 10-K. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

         Results for the period ended March 31, 1999 have been restated to reflect the discontinuation of operations of the Company's solids control business in September 1999. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

NOTE 2 - CHANGE IN METHOD OF ACCOUNTING FOR DEPRECIATION

         The Company computes the provision for depreciation on certain of its E&P waste and NORM disposal assets and its barite grinding mills using the unit-of-production method. The unit-of-production method of providing for depreciation on these assets was adopted in the second quarter of 1999, effective January 1, 1999. Prior to 1999, the Company computed the provision for depreciation of these assets on a straight-line basis.

         The reported income from operations for the three months ended March 31, 1999 was increased by $1,471,000 (related per share amounts of $.02 basic and diluted) reflecting the cumulative effect (net of income taxes) on years prior to 1999 for the change in accounting for depreciation. In addition, the effect of the change in 1999 is to increase the net income from operations for the three months ended March 31, 1999 by $212,000 (related per share amounts of $.00 basic and diluted).

NOTE 3 - EARNINGS PER SHARE

         Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options granted to outside directors and certain employees which totaled approximately 607,000 shares and 313,000 shares during the three months ended March 31, 2000 and 1999, respectively. Options and warrants which were considered antidilutive because the exercise price of the options exceeded the average price for the applicable period totaled approximately 5,219,000 shares and 3,200,000 shares during the three months ended March 31, 2000 and 1999, respectively.

NOTE 4 - ACCOUNTS AND NOTES RECEIVABLE

         Included in current accounts and notes receivable at March 31, 2000 and December 31, 1999 are:

     (In thousands)                                           2000              1999
                                                          -------------    -------------
     Trade receivables                                    $      60,316    $      56,692
     Unbilled revenues                                            1,644            2,874
                                                          -------------    -------------
     Gross trade receivables                                     61,960           59,566
     Allowance for doubtful accounts                             (9,184)          (8,936)
                                                          -------------    -------------
     Net trade receivables                                       52,776           50,630
     Notes and other receivables                                  2,257            3,817
                                                          -------------    -------------
     Total                                                $      55,033    $      54,447
                                                          =============    =============

NOTE 5 - INVENTORY

         The Company's inventory consisted of the following items at March 31, 2000 and December 31, 1999:

     (In thousands)                          2000             1999
                                         -------------   -------------
     Drilling fluids raw materials
        and components                   $      13,788   $      13,062
     Logs                                        3,041           3,338
     Supplies                                      713             724
     Other                                         502             400
                                         -------------   -------------
        Total                            $      18,044   $      17,524
                                         =============   =============

NOTE 6 - LONG-TERM DEBT

         As of March 31, 2000, the Company has outstanding $125 million of unsecured senior subordinated notes (the "Notes") which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on June 15 and December 15.

         As of March 31, 2000, the Company also maintained a $100.0 million bank credit facility, including up to $20.0 million in standby letters of credit, in the form of a revolving line of credit commitment which expires June 30, 2001. At March 31, 2000, $16.7 million in letters of credit were issued and outstanding under the credit facility and $83.3 million was outstanding under the revolving facility. Based on these outstanding amounts and the outstanding letters of credit, the Company had no availability under this facility at March 31, 2000. The facility bears interest at either a specified prime rate (9.0% at March 31, 2000) or the LIBOR rate (6.28% at March 31, 2000) plus a spread determined quarterly based on the ratio of the Company's funded debt to cash flow. The weighted average interest rate on the outstanding balance under the credit facility for the first three months of 2000 and 1999 was 8.97% and 7.17%, respectively.

         On March 27, 2000 the Company and the banks agreed to an amendment to the credit facility which provided for the following: (1) the facility will be secured by substantially all of the accounts receivable, inventory and property plant and equipment of the Company; (2) the financial covenants as of December 31, 1999 and going forward will provide for covenants that are consistent with the Company's current financial condition and anticipated outlook, (3) the variable interest rate will be increased based on the Company's Debt to EBITDA ratio, as defined, to a range of (a) prime plus 0% to prime plus 1.25% or (b) LIBOR plus 1.25% to LIBOR plus 4%, and (4) the Company will pay an amendment fee of $250,000. The initial expected interest rate effective as of the amendment is prime plus 1.25% (10.25% at May 1, 2000) or LIBOR plus 4% (10.50% at May 1, 2000). The Company was in compliance with all financial covenants of the amended credit facility as of March 31, 2000.

         The Notes do not contain any financial covenants; however, if the Company does not meet the financial covenants of the credit facility and is unable to obtain an amendment from the banks, the Company would be in default of the credit facility which would cause the Notes to be in default. The Notes and the credit facility also contain covenants that significantly limit the payment of dividends on the common stock of the Company.

NOTE 7 - SEGMENT DATA

         Summarized financial information concerning the Company's reportable segments is shown in the following table (dollars in thousands):


                                                                 Three Months Ended March 31,
                                                            2000                              1999
                                                -----------------------------     -----------------------------
Revenues by segment:
     E&P waste disposal                         $      12,462            22.0%    $      10,834            21.4%
     Fluids sales & engineering                        28,634            50.6            21,550            42.4
     Mat & integrated services                         15,468            27.4            18,391            36.2
                                                -------------   -------------     -------------   -------------
            Total                               $      56,564           100.0%    $      50,775           100.0%
                                                =============   =============     =============   =============



                                                Three Months Ended March 31,
                                                     2000            1999
                                                -------------   -------------
Operating income (loss) by segment:
     E&P waste disposal                         $       3,685     $     4,042
     Fluids sales & engineering                         1,751            (114)
     Mat & integrated services                          2,447           2,836
                                                -------------   -------------
            Total by segment                    $       7,883     $     6,764
     General and administrative expenses                  955             490
     Goodwill amortization                              1,248           1,171
                                                -------------   -------------
            Total operating income              $       5,680     $     5,103
                                                =============   =============


         The figures above are shown net of intersegment transfers.

NOTE 8 - ESTIMATES AND RESERVES FOR ASSETS DISPOSED OR ABANDONED

         In the fourth quarter of 1999, the Company recorded charges associated with the reassessment of its operations in response to changes in market conditions and the introduction of new products and services. Included in these charges were several estimates of amounts to be realized on the sale of certain assets and accruals for mat disposal costs. There were no material adjustments to the estimated recoverable amounts during the first quarter of 2000. In addition, approximately $500,000 of previously accrued mat disposal costs were incurred during the first quarter of 2000 in connection with the completion of mat disposal activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our "Unaudited Consolidated Financial Statements" and "Notes to Unaudited Consolidated Financial Statements" as well as our annual report on form 10-K for the year ended December 31, 1999.

Results of Operations

         Our operating results depend primarily on oil and gas drilling activity levels in the markets we serve. These levels, in turn, depend on oil and gas commodities pricing, inventory levels and product demand. Key average rig count data for the last several quarters is listed in the following table:

                                                                  1Q99        2Q99      3Q99       4Q99       1Q00
                                                                 -------    -------    -------    -------    -------
U.S. Rig Count                                                       551        521        637        773        770
Newpark's primary Gulf Coast market                                  185        172        183        213        223
Newpark's primary market to total                                   33.6%      33.0%      28.7%      27.6%      29.0%
Canadian Rig Count                                                   290        104        253        337        480

----------

Source: Baker Hughes Incorporated

         Our primary Gulf Coast market, which accounted for approximately 70% of first quarter 2000 revenues, includes: (1) South Louisiana Land; (2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. According to Baker Hughes Incorporated, as of the week ended May 5, 2000, the U.S. rig count was 833, with 245 rigs, or 29.4%, within our primary market.

         The Canadian "muskeg" presents much of the same soil stability and access problems as does the marsh area of the U.S. Gulf Coast region. Most drilling activity in the muskeg has historically been conducted when winter temperatures freeze the soil and stabilize it, allowing safe access. The quarterly fluctuations in the Canadian rig count generally reflect the seasonal nature of drilling activity related to these access issues. As of the week ended May 5, 2000, the Canadian rig count was 170.

         The table below shows the average crude oil and natural gas prices for the first quarters of 2000 and 1999:

                                                             2000         1999
                                                           ---------   ---------
West Texas Intermediate Crude ($/bbl)                      $   28.86   $   13.17
U.S. Spot Natural Gas ($/mcf)                              $    2.63   $    1.80


----------

Source: Wall Street Journal

         Oil prices declined throughout 1998 and remained low through the first quarter of 1999. Oil prices began to recover in the second quarter of 1999 and improved throughout the remainder of 1999 and into the first quarter of 2000. With the improvement in oil and gas prices in the second half of 1999, the average rig activity increased for the first time in six quarters during the third quarter of 1999. The increase in rig activity has continued through the first quarter of 2000, but has trailed the recovery in oil and gas prices.

         During 2000, gas storage levels reached their lowest point in over three years, and current industry forecasts reflect a stable to growing demand for natural gas. In addition, current productive gas reserves are being depleted at a rate faster than current replacement through drilling activities. Accordingly, we believe that gas drilling activity will increase over current levels. Because most shallow fields in the Gulf Coast market have been exploited, producers are expected to increase the depth of drilling to reach larger gas reserves. As such, we expect gas drilling activity to be increasingly associated with deeper, more costly wells.

         Operating results for the quarter ended March 31, 1999 have been restated to give effect to our discontinuing operations in our solids control business effective September 1999 and to reflect the cumulative effect of an accounting change effective January 1, 1999. Summarized financial information concerning our reportable segments for the three month periods ended March 31, 2000 and 1999 is shown below:

                                                                                 Three Months Ended March 31,
                                                                               2000                             1999
                                                                  -----------------------------     -----------------------------
                  Revenues by segment:
                           E&P waste disposal                     $      12,462            22.0%    $      10,834            21.4%
                           Fluids sales & engineering                    28,634            50.6            21,550            42.4
                           Mat & integrated services                     15,468            27.4            18,391            36.2
                                                                  -------------   -------------     -------------   -------------
                                    Total                         $      56,564           100.0%    $      50,775           100.0%
                                                                  =============   =============     =============   =============

                                                                   Three Months Ended March 31,
                                                                       2000            1999
                                                                  -------------   -------------
                  Operating income (loss) by segment:
                           E&P waste disposal                     $       3,685     $     4,042
                           Fluids sales & engineering                     1,751            (114)
                           Mat & integrated services                      2,447           2,836
                                                                  -------------   -------------
                                    Total by segment                      7,883           6,764
                           General and administrative expenses              955             490
                           Goodwill amortization                          1,248           1,171
                                                                  -------------   -------------
                                    Total operating income        $       5,680     $     5,103
                                                                  =============   =============

The figures above are shown net of intersegment transfers.

Revenues

         Total revenues increased to $56.6 million in 2000, from $50.8 million in 1999, an increase of $5.8 million, or 11.4%. The components of the increase in revenues were a $1.6 million increase in waste disposal revenues and a $7.1 million increase in drilling fluids sales and engineering revenues. These increases were partially offset by a $2.9 million decrease in mat and integrated services revenues.

         The $1.6 million or 15.0% increase in waste disposal revenue is attributable to the increase in waste volumes received as a result of increases in drilling activity. During the first quarter of 2000, we received 942,000 barrels of E&P waste, compared to 783,000 barrels in the comparable quarter of 1999, a 20.3% increase. Pricing remained stable during the comparable periods. The quarter ended March 31, 2000 included $235,000 of revenue from nonhazardous industrial disposal operations, which began in August 1999. The quarter ended March 31, 1999 included $754,000 of revenues from our interest in oil and gas properties, as compared to $55,000 of such revenue in 2000. E&P waste disposal revenues, exclusive of these other revenue sources, were $12.2 million in 2000 and $10.1 million in 1999, representing a 20.8% increase.

         The $7.1 million or 32.9% increase in drilling fluids revenue is attributable to the increase in drilling activity, especially in Canada. In addition, the drilling fluids segment continued to penetrate the markets that it serves and gain market share. During the first quarter of 2000, we serviced an average of 126 rigs, compared to 103 rigs in the first quarter of 1999. The average revenue per rig was approximately $227,000 in the first quarter of 2000 compared to $209,000 for the first quarter of 1999.

         The $2.9 million or 15.9% decrease in mat and integrated services is primarily due to a lower volume of mat locations, which was partially offset by an increase in pricing. The average price per square foot was $0.75 in the first quarter of 2000, compared to $0.65 in the first quarter of 1999. In addition, expansion of our Canadian mat operations helped to offset the decrease in revenues in the Gulf Coast. For the first quarter of 2000, Canadian mat rental revenues were $1.1 million, compared to $175,000 for the first quarter of 1999.

         Our mat system has been well accepted in Canada. In addition, current bidding activity for mat rental services is strengthening in our primary Gulf Coast market. More importantly, the quality of the projects in this market is improving in anticipation of deeper drilling and increased activity in the transition zone of Louisiana and Texas. While there were no sales of composite mats in the first quarter of 2000, the interest level, particularly with numerous branches of the armed services and other governmental support agencies, continues to grow.

Operating Income

         Operating income of $5.7 million for the first quarter of 2000 increased $577,000, or 11.3%, compared to operating income of $5.1 million in 1999. Segment operating income increased to $7.9 million in the first quarter of 2000 from $6.8 million in 1999, an increase of $1.1 million, or 16.5%. The components of the increase were a $1.9 million increase in fluids sales and engineering operating income, which was partially offset by a $357,000 decrease in E&P waste disposal operating income and a $389,000 decrease in mat and integrated services operating income.

         The $357,000 decrease in waste disposal operating income, in spite of the $1.6 million increase in revenues, is primarily due to fluctuations in the mix of revenues. Included in revenues for the first quarter of 1999 were revenues from our interest in oil and gas properties of $754,000, at nearly 90% gross margin, compared to only $55,000 of such revenues in 2000. First quarter 2000 revenues included $235,000 of industrial disposal revenues, representing the break-even point for these operations. E&P waste operating income for the first quarter of 2000, exclusive of these items, was approximately $3.7 million, or a 30.3% operating margin. E&P waste operating income for the first quarter of 1999, exclusive of these items, was approximately $3.4 million, or a 33.6% operating margin. The decline in operating margin from the first quarter of 1999 to the first quarter of 2000 is primarily due to increased barge rental costs, repairs and maintenance and trucking costs.

         The $1.9 million increase in fluids sales and engineering operating income is due primarily to the increase in revenue of $7.1 million, representing an incremental margin of 26.3%. The operating margin of the drilling fluids segment is affected by the mix of products sold. There is a significant difference in the gross margins recognized on commodity products, primarily barite, and those recognized for specialty products. We expect to recognize the benefits of newly introduced products such as DeepDrill(TM) as these products gain wider customer acceptance. In addition, we expect to obtain better margins on commodity products as market activity increases due to improved pricing and lower product costs.

         Mat and integrated services operating income decreased $389,000 on a $2.9 million decrease in revenues. The high incremental margin is attributable to improved pricing and reductions in operating costs, particularly depreciation, associated with resizing our domestic wooden mat fleet and introducing our new composite mat system. During 1998 and 1999, we disposed of a significant portion of our domestic wooden mat fleet. In 1999, we also recorded an impairment charge for our remaining domestic wooden mat fleet, in response to both changing market conditions and our introducing the new composite mat. The significantly lower maintenance, transportation, and other associated costs, and substantially longer useful life of the composite mat system as compared to the wooden mat system are expected to enhance future operating margins for this segment. In addition, these benefits of the composite mat system are expected to better position the segment to compete against competitive pricing pressures.

General and Administrative Expenses

         General and administrative expenses for the first quarter of 2000 were $955,000 million, or 1.7% of revenues, compared to $490,000, or 1.0% of revenues, in 1999. Approximately $308,000 of the increase in general and administrative expenses is associated with increases in certain self-insured health and general liability insurance programs and a reduction in the amount of these costs which are allocated to the operating segments.

Goodwill Amortization

         Goodwill amortization for the first quarter of 2000 was $1.3 million, as compared to $1.2 million for 1999. There were no significant changes in 2000 or 1999 to the carrying value of assets acquired in purchase transactions.

Interest Income/Expense

         Net interest expense was $4.4 million for the first quarter of 2000, an increase of $692,000, or 18.8%, as compared to $3.7 million for the first quarter of 1999. The increase in net interest cost is due to an increase of $7.2 million in average outstanding borrowings and an increase in the average effective interest rate from 8.79% in 1999 to 9.34% in 2000. In addition, interest capitalization decreased from $500,000 in the first quarter of 1999 to

$332,000 in the first quarter of 2000. The increase in average outstanding borrowings under our bank credit facility was primarily used to fund capital expenditures in 1999. As noted below, under the terms of an amendment to our credit facility in March 2000, and as a result of recent increases in the prime lending rate and LIBOR rate, we expect that the average interest rate on the credit facility will be higher than the average rate experienced in the first quarter of 2000.

Provision for Income Taxes

         For the quarter ended March 31, 2000 we recorded an income tax provision of $535,000, reflecting an income tax rate of 40.9%. For the quarter ended March 31, 1999 we recorded an income tax provision of $528,000, reflecting an income tax rate of 37.1%. The higher effective rate in 2000 is due to the effects of non-deductible items such as goodwill in relation to the expected level of pretax income for 2000.

Discontinued Operations of Solids Control Business

         In September 1999, we adopted a plan to discontinue operations of our solids control business and simultaneously entered into an alliance agreement to provide these services. The operating results of our solids control business have been classified as discontinued operations in the consolidated financial statements. Revenues of these discontinued operations totaled approximately $712,000 in the first quarter of 2000 and $2.0 million in the first quarter of 1999.

Cumulative Effect of Accounting Change

         The unit-of-production method of providing for depreciation on certain assets used in our barite grinding activity and in our waste disposal business was adopted in the second quarter of 1999, effective January 1, 1999. Prior to this change, we had depreciated these assets using the straight-line method. As a result of this change in accounting for depreciation, the reported income from operations for the quarter ended March 31, 1999 was increased by $1,471,000, with related per share amounts of $.02 basic and diluted. This reflects the cumulative effect, net of income taxes, of the change on years prior to 1999.

Preferred Stock Dividends and Accretion of Discount

         In April 1999, we sold 150,000 shares of preferred stock, as discussed below. For the quarter ended March 31, 2000, dividends of $187,500 were paid on the preferred stock. These dividends were paid in the form of 25,952 shares of our common stock. The accretion of the discount on the preferred stock was $112,350 for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position increased by $2.8 million during the quarter ended March 31, 2000. Key working capital data is provided below (dollars in thousands):


                                                                  March 31,    December 31,
                                                                    2000            1999
                                                               -------------   -------------
                           Working Capital (000's)             $      51,030   $      48,244
                           Current Ratio                                2.15            1.95

         The Company's long term capitalization was as follows (in thousands):

                                                                  March 31,    December 31,
                                                                    2000            1999
                                                               -------------   -------------
Long-term debt (including current maturities):
                Credit facility                                $      83,250   $      83,250
                Subordinated debt                                    125,000         125,000
                Other                                                  1,618           1,951
                                                               -------------   -------------
                Total long-term debt                                 209,868         210,201

Stockholders' equity                                                 187,526         186,339
                                                               -------------   -------------

                Total capitalization                           $     397,394   $     396,540
                                                               =============   =============

         For the quarter ended March 31, 2000, Newpark's working capital needs were met primarily from operating cash flow. Total cash generated from operations of $2.7 million helped provide for $2.7 million used in investing activities and $255,000 used in financing activities.

         As of March 31, 2000, we maintained a $100.0 million bank credit facility, including up to $20.0 million in standby letters of credit, in the form of a revolving line of credit commitment which expires June 30, 2001. At March 31, 2000, $16.7 million in letters of credit were issued and outstanding under the Credit Facility and $83.3 million was outstanding under the revolving facility. Based on these outstanding amounts and the outstanding letters of credit, we had no availability under this facility at March 31, 2000. The weighted average interest rate on the outstanding balance under the Credit Facility was 8.97% in the first quarter of 2000 and 7.17% in the first quarter of 1999.

         On March 27, 2000 the banks agreed to amend the Credit Facility to provide for the following: (1) the facility will be secured by substantially all of our accounts receivable, inventory and property plant and equipment; (2) the financial covenants as of December 31, 1999 and going forward will provide for covenants that are consistent with our current financial condition and anticipated outlook, (3) the variable interest rate will be increased based on our Debt to EBITDA ratio, as defined, to a range of (a) prime plus 0% to prime plus 1.25% or (b) LIBOR plus 1.25% to LIBOR plus 4%, and (4) we will pay an amendment fee of $250,000. Under the amended agreement, the expected interest rate beginning after the effective date of the amendment is prime plus 1.25% (10.25% at May 1, 2000) or LIBOR plus 4% (10.50% at May 1, 2000). Several of the financial covenants under the amended credit facility are at or near their limit. Any losses sustained in future quarters may cause us to not be in compliance with the financial covenants unless waivers or amendments can be obtained from the banks. We were in compliance with all financial covenants of the amended credit facility as of March 31, 2000.

         Our Senior Subordinated Notes do not contain any financial covenants. However, if we do not meet the financial covenants of the Credit Facility and are unable to obtain an amendment from the banks, we would be in default of the Credit Facility which would cause the Notes to be in default. The Notes and the Credit Facility also contain covenants that significantly limit the payment of dividends on our Common Stock.

         For 2000, we anticipate total capital expenditures of approximately $14.0 million. Approximately 50% of the anticipated expenditures are for the purchase of composite mats, 15% to complete an enlarged joint operational offshore facility, and 35% for other new capacities and routine capital expenditures.

         We obtained a commitment for an additional $7 million of lease funding, which we applied in the first quarter of 2000 towards the lease of new composite mats. We are in the process of selling our office building in Lafayette, Louisiana that should yield approximately $2.9 million. We plan to subsequently lease this facility from the new owner under an operating lease. We continue to seek alternate financing for the LOMA Company, LLC, which produces composite mats and in which we hold a 49% joint venture interest. We currently supply a letter of credit to secure this debt. Any contemplated transaction could potentially release all or part of the letter of credit and restore availability under the Credit Facility.

         Potential sources of additional funds, if required, would include additional operating leases for equipment, selling certain operating assets and selling equity securities. Other than as discussed above, we presently have no commitments beyond our working capital and bank lines of credit by which we could obtain additional funds for current operations. However, we regularly evaluate potential borrowing arrangements which we may utilize to fund future expansion. We believe that our current sources of capital, coupled with internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future provided that market conditions stabilize or continue to improve from current levels. Any long-term downturn in market conditions could have an adverse affect on our financial position, results of operations and future available capital. Such a downturn would likely result in reductions in planned capital expenditures and reassessment of our operations and business strategy in light of these market conditions.

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

PART II

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

   (a)  Exhibits

        27.  Financial Data Schedule

   (b) The registrant did not file any reports on Form 8-K for the quarter ended March 31, 2000.

                             NEWPARK RESOURCES, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  May 10, 2000


                                        NEWPARK RESOURCES, INC.



                                        By:  /s/Matthew W. Hardey
                                           -----------------------------------
                                             Matthew W. Hardey, Vice President
                                               and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  27                        Financial Data Schedule