Form 10-Q
period 2000-06-30
NEWPARK RESOURCES INC
filed 2000-08-14
CIK 71829

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


For the quarterly period ended June 30, 2000        Commission File No. 1-2960


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

Common stock, $0.01 par value: 69,164,540 shares at August 4, 2000.

                                  Page 1 of 25


================================================================================

                             NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                                  June 30, 2000


Item                                                                             Page
Number       Description                                                        Number
------       -----------                                                        ------
             PART I
1 Unaudited Consolidated Financial Statements:
                   Balance Sheets as of June 30, 2000 and
                         December 31, 1999 ..................................... 3
                   Statements of Operations for the Three Month and Six Month
                         Periods Ended June 30, 2000 and 1999 .................. 4
                   Statements of Comprehensive Income for the Six Month
                         Periods Ended June 30, 2000 and 1999 .................. 5
                   Statements of Cash Flows for the Six Month Periods
                         Ended June 30, 2000 and 1999 .......................... 6
                   Notes to Unaudited Consolidated Financial Statements ........ 7
2 Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .........................12

             PART II

6 Exhibits and Reports on Form 8-K .............................................24

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                            June 30,          December 31,
(In thousands, except share data)                                            2000               1999
                                                                         -------------      -------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                           $       4,109      $       4,517
     Accounts and notes receivable, less allowance
         of $9,148 in 2000 and $8,936 in 1999                                   58,191             54,447
     Inventories                                                                22,771             17,524
     Current taxes receivable                                                      199                165
     Deferred tax asset                                                          9,917             10,463
     Net current assets of discontinued operations                               1,092              3,109
     Other current assets                                                        8,758              8,602
                                                                         -------------      -------------
         TOTAL CURRENT ASSETS                                                  105,037             98,827

Property, plant and equipment, at cost, net of
     accumulated depreciation                                                  166,996            166,603
Cost in excess of net assets of purchased businesses,
     net of accumulated amortization                                           113,630            116,465
Deferred tax asset                                                              32,420             33,595
Other assets                                                                    35,159             34,701
                                                                         -------------      -------------
                                                                         $     453,242      $     450,191
                                                                         =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                                       $          76      $         627
     Current maturities of long-term debt                                          497                991
     Accounts payable                                                           18,428             29,232
     Accrued liabilities                                                        12,345             14,103
     Arbitration settlement payable                                              4,816              5,630
                                                                         -------------      -------------
         TOTAL CURRENT LIABILITIES                                              36,162             50,583

Long-term debt                                                                 196,341            209,210
Arbitration settlement payable                                                      --              2,451
Other non-current liabilities                                                    1,452              1,608
Commitments and contingencies                                                       --                 --

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 1,000,000 shares
         authorized, 270,000 shares outstanding                                 39,769             13,009
     Common Stock, $.01 par value, 100,000,000 shares
         authorized,  69,162,859 shares outstanding in 2000
         and 69,079,243 in 1999                                                    692                690
     Paid-in capital                                                           330,315            322,724
     Unearned restricted stock compensation                                     (2,923)            (3,838)
     Accumulated other comprehensive income (loss)                                (365)               250
     Retained deficit                                                         (148,201)          (146,496)
                                                                         -------------      -------------
         TOTAL STOCKHOLDERS' EQUITY                                            219,287            186,339
                                                                         -------------      -------------
                                                                         $     453,242      $     450,191
                                                                         =============      =============



     See Accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Month Periods Ended June 30,
(Unaudited)

                                                                            Three Months Ended             Six Months Ended
                                                                                 June 30,                      June 30,
                                                                         ------------------------      ------------------------
(In thousands, except per share data)                                      2000            1999          2000            1999
                                                                         ---------      ---------      ---------      ---------
Revenues                                                                 $  60,202      $  39,268      $ 116,766      $  90,043
Operating costs and expenses:
     Cost of services provided                                              36,200         28,096         70,917         60,660
     Operating costs                                                        14,606         14,718         28,570         26,165
                                                                         ---------      ---------      ---------      ---------
                                                                            50,806         42,814         99,487         86,825
General and administrative expenses                                            696            671          1,651          1,161
Goodwill amortization                                                        1,242          1,362          2,490          2,533
                                                                         ---------      ---------      ---------      ---------

Operating income (loss)                                                      7,458         (5,579)        13,138           (476)
Interest income                                                               (236)          (232)          (458)          (530)
Interest expense                                                             4,757          4,042          9,350          8,019
                                                                         ---------      ---------      ---------      ---------

Income (loss) from continuing operations
     income taxes and cumulative effect of
     accounting change                                                       2,937         (9,389)         4,246         (7,965)
Provision for income taxes (benefit)                                         1,175         (5,229)         1,710         (4,701)
                                                                         ---------      ---------      ---------      ---------

Income from continuing operations before
     cumulative effect of accounting change                                  1,762         (4,160)         2,536         (3,264)
Loss from discontinued operations of solids
     control business, (less applicable income taxes)                           --         (1,082)            --         (1,420)
                                                                         ---------      ---------      ---------      ---------

Income (loss) before cumulative effect
     of accounting change                                                    1,762         (5,242)         2,536         (4,684)
Cumulative effect of accounting change,
     (less applicable income taxes)                                             --             --             --          1,471
                                                                         ---------      ---------      ---------      ---------

Net income (loss) before effects of preferred stock                          1,762         (5,242)         2,536         (3,213)

Less:
     Preferred stock dividends and accretion                                   413            250            713            250
     Non-cash conversion feature at preferred stock issuance                 3,529             --          3,529             --
                                                                         ---------      ---------      ---------      ---------

Net loss applicable to common and common
     equivalent shares                                                   $  (2,180)     $  (5,492)     $  (1,706)     $  (3,463)
                                                                         =========      =========      =========      =========

Weighted average common and common equivalent shares outstanding:
     Basic                                                                  69,127         68,893         69,111         68,883
                                                                         =========      =========      =========      =========
     Diluted                                                                69,127         68,893         69,111         68,883
                                                                         =========      =========      =========      =========

Income (loss) per common and common equivalent share
     BASIC:
     Continuing operations before effects of preferred stock             $    0.03      $   (0.06)     $    0.04      $   (0.05)
     Preferred stock dividends and accretion                                 (0.01)         (0.00)         (0.01)         (0.00)
     Non-cash conversion feature at preferred stock issuance                 (0.05)          0.00          (0.05)          0.00
                                                                         ---------      ---------      ---------      ---------
     Continuing operations                                                   (0.03)         (0.06)         (0.02)         (0.05)
     Discontinued operations                                                  0.00          (0.02)          0.00          (0.02)
     Cumulative effect of accounting change                                   0.00           0.00           0.00           0.02
                                                                         ---------      ---------      ---------      ---------
         Net loss                                                        $   (0.03)     $   (0.08)     $   (0.02)     $   (0.05)
                                                                         =========      =========      =========      =========

     DILUTED:
     Continuing operations before effects of preferred stock             $    0.03      $   (0.06)     $    0.04      $   (0.05)
     Preferred stock dividends and accretion                                 (0.01)         (0.00)         (0.01)         (0.00)
     Non-cash conversion feature at preferred stock issuance                 (0.05)          0.00          (0.05)          0.00
                                                                         ---------      ---------      ---------      ---------
     Continuing operations                                                   (0.03)         (0.06)         (0.02)         (0.05)
     Discontinued operations                                                  0.00          (0.02)          0.00          (0.02)
     Cumulative effect of accounting change                                   0.00           0.00           0.00           0.02
                                                                         ---------      ---------      ---------      ---------
         Net loss                                                        $   (0.03)     $   (0.08)     $   (0.02)     $   (0.05)
                                                                         =========      =========      =========      =========





     See Accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Month Periods Ended June 30,
(Unaudited)

(In thousands)                                                      2000            1999
                                                                 ----------      ----------
Net income  (loss)                                               $    2,536      $   (3,213)

Other comprehensive income (loss):
         Foreign currency translation adjustments                      (615)            811
                                                                 ----------      ----------

Comprehensive income (loss)                                      $    1,921      $   (2,402)
                                                                 ==========      ==========




     See Accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30,
(Unaudited)


(In thousands )                                                                         2000            1999
                                                                                     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                    $    2,536      $   (3,213)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                       11,158          14,779
     Provision for deferred income taxes                                                  1,721          (5,624)
     Cumulative effect of accounting change                                                  --          (1,471)
     Other                                                                                 (227)           (420)
Change in assets and liabilities, net of effects of acquisitions:
     Decrease (increase) in accounts and notes receivable                                (5,067)         11,590
     Decrease (increase) in inventories                                                  (5,247)            183
     Decrease in other assets                                                             1,628          11,384
     Decrease in accounts payable                                                       (11,501)        (10,385)
     Decrease in accrued liabilities and other                                           (5,291)         (6,671)
                                                                                     ----------      ----------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (10,290)         10,152
                                                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                (7,723)        (22,990)
     Proceeds from disposal of property, plant and equipment                                745             103
     Payments received on notes receivable                                                  540           1,203
                                                                                     ----------      ----------
         NET CASH USED IN INVESTING ACTIVITIES                                           (6,438)        (21,684)
                                                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from preferred stock offering                                              29,800          15,000
     Net payments on lines of credit                                                    (12,868)        (12,650)
     Proceeds from equipment leasing                                                         --           9,320
     Principal payments on notes payable and long-term debt                              (1,043)           (970)
     Proceeds from exercise of stock options                                                431             101
                                                                                     ----------      ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                       16,320          10,801
                                                                                     ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (408)           (731)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            4,517           6,618
                                                                                     ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                       $    4,109      $    5,887
                                                                                     ==========      ==========


Included in accounts payable and accrued liabilities at June 30, 2000 and 1999 were equipment purchases of approximately $2.0 million and $1.1 million, respectively.

Interest of $9.6 million and $8.6 million was paid during the six months ending June 30, 2000 and 1999, respectively. Income taxes paid, net of refunds, totaled $145,000 for the six months ending June 30, 2000. Income tax refunds, net of payments, totaled $12.2 million for the six months ending June 30, 1999.



     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                             NEWPARK RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark" or the "Company") as of June 30, 2000, and the results of its operations and its cash flows for the three month and six month periods ended June 30, 2000 and 1999. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1999 audited financial statements and related notes filed on Form 10-K. The results of operations for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

         Results for the three month and six month periods ended June 30, 1999 have been restated to reflect the discontinuation of operations of the Company's solids control business in September 1999. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

B. PREFERRED STOCK OFFERING

         On June 1, 2000, the Company completed the sale to Fletcher International Limited, a Cayman Islands company affiliated with Fletcher Asset Management, Inc. ("Purchaser"), of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), and a warrant (the "Warrant") to purchase up to 1,900,000 shares of the Common Stock of Newpark at an exercise price of $10.075 per share, subject to anti-dilution adjustments. The Warrant has a term of seven years, expiring June 1, 2007. There are no redemption features to the Series B Preferred Stock. The aggregate purchase price for these instruments was $30.0 million, of which approximately $17.9 million was allocated to the Series B Preferred Stock and approximately $12.1 million to the Warrant. The net proceeds from the sale have been used to repay indebtedness. No underwriting discounts or commissions were paid in connection with the sale of the securities.

         Cumulative dividends are payable on the Series B Preferred Stock quarterly in arrears. The dividend rate is 4.5% per annum, based on the stated value of $250 per share of Series B Preferred Stock. Dividends payable on the Series B Preferred Stock may be paid at the option of Newpark either in cash or by issuing shares of Newpark's Common Stock that have been registered under the Securities Act of 1933, as amended (the "Act"). The number shares of Common Stock of Newpark to be issued as dividends is determined by dividing the cash amount of the dividend otherwise payable by the market value of the Common Stock determined in accordance with the provisions of the certificate relating to the Series B Preferred Stock. If Newpark fails to pay any dividends when due, these dividends will accumulate and accrue additional dividends at the then existing dividend rate. The dividend rights of the Series B Preferred Stock are junior to the dividend rights of the holders of the 150,000 shares of Newpark's Series A Cumulative Perpetual Preferred Stock (the "Series A Preferred Stock").

         So long as shares of the Series B Preferred Stock are outstanding, no dividends may be paid on the Common Stock or any other securities of Newpark ranking junior to the Series B Preferred Stock with respect to dividends and distributions on liquidation ("Junior Securities"), except for dividends payable solely in shares of Common Stock. Subject to certain exceptions, no shares of Junior Securities or securities of Newpark having a priority equal to the Series B Preferred Stock with respect to dividends and distributions on liquidation may be purchased or otherwise redeemed by Newpark unless all accumulated dividends on the Series B Preferred Stock have been paid in full.

         The holders of the Series B Preferred Stock have the right to convert all or any part of the Series B Preferred Stock into Common Stock at a conversion rate based on the then current market value of the Common Stock, or $10.075 per share of Common Stock, whichever is less. For purposes of any conversion, each share of Series B Preferred Stock will have a value equal to its stated value, plus any accrued and unpaid dividends.

         The agreement pursuant to which the Series B Preferred Stock and the Warrant were issued (the "Agreement") requires Newpark to use its best efforts to register under the Act all of the shares of Common Stock issuable upon exercise of the Warrant and 1.5 times the number of shares of Common Stock issuable as of the effective date of the registration statement upon conversion of the Series B Preferred Stock or as dividends on the Series B Preferred Stock. Newpark will be required to increase the number of shares registered under the registration statement if the total number of shares of Common Stock issued and issuable under the Warrant and with respect to the Series B Preferred Stock exceeds 80% of the number of shares then registered. The registration statement will initially cover approximately 8,000,000 shares of Common Stock.

         As required by EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", during the quarter the Company recorded a one-time adjustment of $3.5 million ($.05 per share) to the Company's equity accounts to reflect the value assigned to the conversion feature of the preferred stock at the date of issuance. This adjustment did not have any effect on the Company's operating results or total equity. The affect of this adjustment is presented as a dividend in the accompanying financial statements; however, the Company issued no additional shares or cash.

C. EARNINGS PER SHARE

         Basic net income (loss) per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Options and warrants excluded from the computation of diluted loss per share for the quarters ended June 30, 2000 and 1999 that could potentially dilute basic EPS in the future were 7,513,842 and 5,731,489, respectively. Options and warrants excluded from the computation of diluted loss per common share for the six months ended June 30, 2000 and 1999 were 7,435,564 and 4,403,218, respectively.

         Since the Company incurred a loss per share for the periods presented all effects of options and warrants were excluded from the calculations of loss per share for these periods.

D. ACCOUNTS AND NOTES RECEIVABLE

         Included in current accounts and notes receivable at June 30, 2000 and December 31, 1999 are:

(In thousands)                                             2000              1999
                                                       ------------      ------------
Trade receivables                                      $     62,343      $     56,692
Unbilled revenues                                             1,702             2,874
                                                       ------------      ------------
Gross trade receivables                                      64,045            59,566
Allowance for doubtful accounts                              (9,148)           (8,936)
                                                       ------------      ------------
Net trade receivables                                        54,897            50,630
Notes and other receivables                                   3,294             3,817
                                                       ------------      ------------
           Total                                       $     58,191      $     54,447
                                                       ============      ============

E. INVENTORY

         The Company's inventory consisted of the following items at June 30, 2000 and December 31, 1999:


(In thousands)                                             2000             1999
                                                       ------------     ------------
Drilling fluids raw materials
   and components                                      $     13,980     $     13,062
Composite mats                                                4,354               --
Logs                                                          3,149            3,338
Supplies                                                        452              724
Other                                                           836              400
                                                       ------------     ------------
   Total                                               $     22,771     $     17,524
                                                       ============     ============

F. LONG-TERM DEBT

         As of June 30, 2000, the Company has outstanding $125 million of unsecured senior subordinated notes (the "Notes") which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on June 15 and December 15.

         As of June 30, 2000, the Company also maintained a $100.0 million bank credit facility, including up to $20.0 million in standby letters of credit, in the form of a revolving line of credit commitment, which expires December 31, 2001. At June 30, 2000, $15.8 million in letters of credit were issued and outstanding under the credit facility and $70.6 million was outstanding under the revolving facility, leaving $13.9 million of availability under this facility at June 30, 2000. The facility bears interest at either a specified prime rate (9.5% at June 30, 2000) or the LIBOR rate (6.79% at June 30, 2000) plus a spread determined quarterly based on the ratio of the Company's funded debt to cash flow. The current interest rate under the credit facility is prime plus .75% (10.25% at August 4, 2000) or LIBOR plus 3.25% (9.96% at August 4,
2000). The weighted average interest rate on the outstanding balance under the credit facility for the second quarter of 2000 and 1999 was 9.57% and 7.76%, respectively. The weighted average interest rate on the outstanding balance under the credit facility for the first six months of 2000 and 1999 was 9.26% and 7.44%, respectively. The Company was in compliance with all financial covenants of the amended credit facility as of June 30, 2000.

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

G. SEGMENT DATA

         Summarized financial information concerning the Company's reportable segments is shown in the following table (dollars in thousands):

                                                 Three Months Ended
                                                      June 30,                            Change
                                           -----------------------------      ------------------------------
                                               2000             1999                $                %
                                           ------------     ------------      ------------      ------------
Revenues by segment:
E&P waste disposal                         $     13,775     $      9,933      $      3,842           39%
Fluids sales & engineering                       30,386           17,539            12,847           73
Mat & integrated services                        16,041           11,796             4,245           36
                                           ------------     ------------      ------------
    Total                                  $     60,202     $     39,268      $     20,934           53%
                                           ============     ============      ============

Operating income (loss) by segment:
E&P waste disposal                         $      4,426     $      3,064      $      1,362           44%
Fluids sales & engineering                        2,178           (5,184)            7,362           NM
Mat & integrated services                         2,792           (1,426)            4,218           NM
                                           ------------     ------------      ------------
    Total by segment                              9,396           (3,546)           12,942           NM
General and administrative expenses                 696              671                25            4
Goodwill amortization                             1,242            1,362              (120)          (9)
                                           ------------     ------------      ------------
    Total operating income                 $      7,458     $     (5,579)     $     13,037           NM%
                                           ============     ============      ============

                                                  Six Months Ended
                                                      June 30,                            Change
                                           -----------------------------      ------------------------------
                                               2000             1999                $                %
                                           ------------     ------------      ------------      ------------
Revenues by segment:
E&P waste disposal                         $     26,237     $     20,767      $      5,470            26%
Fluids sales & engineering                       59,020           39,089            19,931            51
Mat & integrated services                        31,509           30,187             1,322             4
                                           ------------     ------------      ------------
    Total                                  $    116,766     $     90,043      $     26,723            30%
                                           ============     ============      ============
Operating income (loss) by segment:
E&P waste disposal                         $      8,111     $      6,881      $      1,230            18%
Fluids sales & engineering                        3,929           (5,073)            9,002            NM
Mat & integrated services                         5,239            1,410             3,829           272
                                           ------------     ------------      ------------
    Total by segment                             17,279            3,218            14,061           437
General and administrative expenses               1,651            1,161               490            42
Goodwill amortization                             2,490            2,533               (43)           (2)
                                           ------------     ------------      ------------
   Total operating income                  $     13,138     $       (476)           13,614           NM%
                                           ============     ============      ============


The figures above are shown net of intersegment transfers.

H. ESTIMATES AND RESERVES FOR ASSETS DISPOSED OR ABANDONED

         In the fourth quarter of 1999, the Company recorded charges associated with the reassessment of its operations in response to changes in market conditions and the introduction of new products and services. Included in these charges were several estimates of amounts to be realized on the sale of certain assets and accruals for mat disposal costs. There were no material adjustments to the estimated recoverable amounts during the first six months of 2000. In addition, approximately $463,000 of previously accrued mat disposal costs were incurred during the first six months of 2000 in connection with the completion of mat disposal activities.

I. CHANGE IN METHOD OF ACCOUNTING FOR DEPRECIATION

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

         The reported income for the six months ended June 30, 1999 was increased by $1,471,000 (related per share amounts of $.02 basic and diluted) reflecting the cumulative effect (net of income taxes) on years prior to 1999 for the change in accounting for depreciation.

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

RESULTS OF OPERATIONS

         Our operating results depend primarily on the level of oil and gas drilling activity in the markets we serve. These levels in turn depend, to a great extent, on oil and gas commodities pricing, inventory levels and product demand. Key average rig count data for the last several quarters is listed in the following table:

                                                            1Q99      2Q99       3Q99       4Q99       1Q00       2Q00
                                                           -----      -----      -----      -----      -----      -----
U.S. Rig Count                                               551        521        637        773        770        845
Newpark's primary Gulf Coast market                          185        172        183        213        223        240
Newpark's primary market to total                           33.6%      33.0%      28.7%      27.6%      29.0%      28.4%
Canadian Rig Count                                           290        104        253        337        480        245

----------
Source:  Baker Hughes Incorporated

         Our primary Gulf Coast market, which accounted for approximately 75% of revenues for the first six months of 2000, includes: (1) South Louisiana Land;
(2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. According to Baker Hughes Incorporated, as of the week ended August 4, 2000, the U.S. rig count was 981, with 279 rigs, or 28.4%, within our primary market. The quarterly fluctuations in the Canadian rig count generally reflect the seasonal nature of drilling activity related to drilling site access issues. As of the week ended August 4, 2000, the Canadian rig count was 335.

         Average crude oil and natural gas prices for the last several quarters is listed in the following table:

                                                 1Q99        2Q99       3Q99       4Q99       1Q00       2Q00
                                               ---------  ---------  ---------  ---------  ---------  ---------
West Texas Intermediate Crude ($/bbl)          $   13.17  $   17.66  $   21.72  $   24.52  $   28.91  $   28.95
U.S. Spot Natural Gas ($/mcf)                  $    1.80  $    2.24  $    2.55  $    2.48  $    2.63  $    3.67

----------
Source:  Wall Street Journal

         Since the first quarter of 1999, we have seen steady improvement in crude oil and natural gas prices, which continued into the second quarter of 2000. With the improvement in oil and gas prices in the second half of 1999, the average rig activity increased for the first time in six quarters during the third quarter of 1999. The increase in rig activity has continued through the second quarter of 2000, but has trailed the recovery in oil and gas prices.

         During 2000, gas storage levels reached their lowest point in over three years, and current industry forecasts reflect a stable to growing demand for natural gas. In addition, current productive gas reserves are being depleted at a rate faster than current replacement through drilling activities. Accordingly, we believe that gas drilling activity will increase over current levels. Because many shallow fields in the Gulf Coast market have been exploited, producers are expected to increase the depth of drilling to reach larger gas reserves. As such, we expect gas drilling activity to be increasingly associated with deeper, more costly wells.

         Operating results for the quarter and six months ended June 30, 1999 have been restated to give effect to our discontinuing the operations of our solids control business effective September 1999 and to reflect the cumulative effect of an accounting change effective January 1, 1999. Summarized financial information concerning our reportable segments for the three month and six month periods ended June 30, 2000 and 1999 is shown below:

                                                 Three Months Ended
                                                      June 30,                             Change
                                             -----------------------------      ------------------------------
                                                2000              1999               $                %
                                             ------------     ------------      ------------      ------------
Revenues by segment:
E&P waste disposal                           $     13,775     $      9,933      $      3,842           39%
Fluids sales & engineering                         30,386           17,539            12,847           73
Mat & integrated services                          16,041           11,796             4,245           36
                                             ------------     ------------      ------------
    Total                                    $     60,202     $     39,268      $     20,934           53%
                                             ============     ============      ============

Operating income (loss) by segment:
E&P waste disposal                           $      4,426     $      3,064      $      1,362           44%
Fluids sales & engineering                          2,178           (5,184)            7,362           NM
Mat & integrated services                           2,792           (1,426)            4,218           NM
                                             ------------     ------------      ------------
    Total by segment                                9,396           (3,546)           12,942           NM
General and administrative expenses                   696              671                25            4
Goodwill amortization                               1,242            1,362              (120)          (9)
                                             ------------     ------------      ------------
    Total operating income                   $      7,458     $     (5,579)     $     13,037           NM%
                                             ============     ============      ============

                                                  Six Months Ended
                                                        June 30,                           Change
                                             -----------------------------      ------------------------------
                                                2000              1999               $                %
                                             ------------     ------------      ------------      ------------
Revenues by segment:
E&P waste disposal                           $     26,237     $     20,767      $      5,470           26%
Fluids sales & engineering                         59,020           39,089            19,931           51
Mat & integrated services                          31,509           30,187             1,322            4
                                             ------------     ------------      ------------
    Total                                    $    116,766     $     90,043      $     26,723           30%
                                             ============     ============      ============

Operating income (loss) by segment:
E&P waste disposal                           $      8,111     $      6,881      $      1,230           18%
Fluids sales & engineering                          3,929           (5,073)            9,002           NM
Mat & integrated services                           5,239            1,410             3,829          272
                                             ------------     ------------      ------------
    Total by segment                               17,279            3,218            14,061          437
General and administrative expenses                 1,651            1,161               490           42
Goodwill amortization                               2,490            2,533               (43)          (2)
                                             ------------     ------------      ------------
    Total operating income                   $     13,138     $       (476)     $     13,614           NM%
                                             ============     ============      ============

The figures above are shown net of intersegment transfers

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

Revenues

E&P Waste Disposal: The $3.8, million or 39%, increase in waste disposal revenue is attributable to the increase in waste volumes received resulting from increases in drilling activity. Drilling rig activity in our primary gulf coast market increased 40% during the second quarter of 2000, compared to the same period in 1999. During the second quarter of 2000, we received 1,062,000 barrels of E&P waste, compared to 794,000 barrels in the comparable quarter of 1999, a 34% increase. Pricing increased slightly during the comparable periods. Revenues for the quarter ended June 30, 2000 included $258,000 from nonhazardous industrial disposal operations, which began in August 1999.

         In recent weeks, we have seen an increase in activity in the environmentally sensitive South Louisiana Transition Zone, which should translate into future revenue growth if the trend continues. This development is important to us, since a Transition Zone drilling rig generates five to six times the waste volume of other, less tightly regulated markets. In addition, we are presently working with our customers to implement a 4% price increase, which we expect to be fully implemented by the end of the fourth quarter. This price increase is in response to increases in certain operating costs.

Fluids Sales and Engineering: The $12.8 million, or 73%, increase in drilling fluids revenue is primarily attributable to the increase in drilling activity. In addition, the drilling fluids segment continued to gain market share in the markets that it serves. During the second quarter of 2000, we serviced an average of 129 rigs, compared to 76 rigs in the second quarter of 1999. The average annualized revenue per rig was approximately $944,000 in the second quarter of 2000, compared to $924,000 for the second quarter of 1999. We are presently working with our customers to implement an average price increase of 5%-6%, which we expect to be fully implemented by the end of the fourth quarter.

         Many of our drilling fluids customers are independent operators that are active in the inland waters and the shelf of the Gulf of Mexico markets. In recent weeks these areas have seen an increase in activity. Drilling in these markets usually involves more complicated drilling programs resulting in greater amounts of drilling fluids sales and engineering services as compared to other land drilling markets.

Mat and Integrated Services: The $4.2 million, or 36%, increase in mat and integrated services revenues is due to both an increase in pricing and an increase in volume of mat locations, due to an increase in drilling activity and expansion of Canadian operations. The average price per square foot was $0.72 in the second quarter of 2000, compared to $0.56 in the second quarter of 1999. The average pricing in both periods has been negatively impacted by the lack of Transition Zone work, which tends to earn a premium in pricing for mat locations as compared to other, more accessible locations. We have not yet seen a significant increase in mat locations for drilling in the Transition Zone market; however, we do have indication from our customers that this market will be more active during the remainder of the year. Should this occur, it would have a positive impact on both revenues and operating margins for this segment.

         Our mat system has experienced improved acceptance in Canada. Canadian mat revenues were $1.8 million in the second quarter of 2000, compared to $402,000 for the second quarter of 1999. In addition, we are continuing to pursue the military, governmental and commercial markets for sales of our composite mat system. We continue to believe that our efforts in this new market should begin to show positive results later in the year and we have begun to build an inventory of composite mats for sales.

Operating Income

E&P Waste Disposal: The $1.4 million increase in waste disposal operating income represents a 44% increase from the prior year period and an incremental margin of 35%. The incremental margin for this segment, exclusive of our industrial disposal division, was 41%. Total segment results were impacted by a small loss in our industrial disposal division, which reported revenues of $258,000 in the second quarter of 2000 at slightly below a break-even level. Increases in certain operating costs, including barge rental, maintenance (in particular at our west Texas operations), personnel, fuel and utility costs, also negatively impacted the incremental margin for this segment. In addition, the mix of waste received during the quarter ended June 30, 2000 included a greater percentage of products that required special handling and processing costs that were unusual in nature, resulting in a lower than expected incremental margin.

         As noted above, we are in the process of implementing a 4% price increase. This price increase, along with the abatement of cost increases are expected to improve the incremental margins for this segment over the remainder of the year.

Fluids Sales and Engineering: The $7.4 million increase in fluids sales and engineering operating income is due to the increase in revenue of $12.9 million and an improvement in the mix of product sales. The operating margin for the quarter ended June 30, 1999 was burdened by the inclusion of site closure and related costs of approximately $2.6 million. Excluding the effects of these site closure costs in the prior year, operating income in this segment increased $4.8 million, representing an incremental margin of 37%.

         The operating margin of the drilling fluids segment is affected by the mix of products sold. There is a significant difference in the gross margins recognized on commodity products, primarily barite, and those recognized for specialty products. We expect to recognize the benefits of newly introduced products such as DeepDrill(TM) and other specialty products as these products gain wider customer acceptance. We expect to obtain better margins on commodity products as market activity increases due to improved pricing and lower product costs. In addition, as noted above, we are working to implement a 5%-6% price increase over the remainder of 2000. The positive effects of these price increases and increases in the mix of higher margin products are expected to be partially offset by increases in certain operating costs, including fuel, personnel and infrastructure costs of expanded offshore base operations.

Mat and Integrated Services: Mat and integrated services operating income increased $4.2 million on a $4.2 million increase in revenues. The high incremental margin is attributable to reductions in operating costs and improved pricing; however, we do not anticipate that incremental margins will be as high in the future. During 1998 and 1999, we disposed of a significant portion of our domestic wooden mat fleet. In 1999, we also recorded an impairment charge for our remaining domestic wooden mat fleet, in response to both changing market conditions and our introduction of the new composite mat. This reduction in basis significantly lowered depreciation expense for the mat fleet. In addition, the significantly lower maintenance, transportation, and other associated costs, and substantially longer useful life of the composite mat system as compared to the wooden mat system are expected to enhance future operating margins for this segment. In addition, these benefits of the composite mat system are expected to better position the segment to compete against competitive pricing pressures.

General and Administrative Expenses

         General and administrative expenses for the second quarter of 2000 were $696,000, or 1.2% of revenues, compared to $671,000, or 1.7% of revenues, in 1999.

Goodwill Amortization

         Goodwill amortization for the second quarter of 2000 was $1.2 million, or 2.1% of revenues, compared to $1.4 million, or 3.5% of revenues, in 1999. There were no significant changes in 2000 or 1999 to the carrying value of assets acquired in purchase transactions.

Interest Income/Expense

         Net interest expense was $4.5 million for the second quarter of 2000, an increase of $711,000, or 18.7%, as compared to $3.8 million for the second quarter of 1999. The increase in net interest cost is due to an increase of $14.8 million in average outstanding borrowings and an increase in the average effective interest rate from 9.14% in 1999 to 9.63% in 2000. In addition, interest capitalization decreased from $308,000 in the second quarter of 1999 to $188,000 in the second quarter of 2000. The increase in average outstanding borrowings under our bank credit facility was primarily used to fund capital expenditures in 1999. As noted below, in June 2000, we issued $30 million of preferred stock and warrants, the proceeds of which were used for the repayment of debt. The repayment of debt under the credit facility is expected to reduce interest expense in the third quarter as compared to the second quarter. In addition, beginning in the third quarter, the interest rate on the credit facility will be reduced from Prime plus 1.25% or LIBOR plus 4% to prime plus
 .75% or LIBOR plus 3.25%.

Provision for Income Taxes

         For the quarter ended June 30, 2000, we recorded an income tax provision of $1.2 million, reflecting an income tax rate of 40.0%. For the quarter ended June 30, 1999, we recorded an income tax benefit of $5.2 million, reflecting an income tax benefit rate of 55.7%. The effective tax rates are higher than statutory rates for both 2000 and 1999 primarily due to effects of non-deductible goodwill and the low projected income from operations for these periods.


Discontinued Operations of Solids Control Business

         In September 1999, we adopted a plan to discontinue operations of our solids control business and simultaneously entered into an alliance agreement to provide these services. The operating results of our solids control business have been classified as discontinued operations in the consolidated financial statements. Revenues of these discontinued operations totaled approximately $171,000 in the second quarter of 2000 and $1.3 million in the second quarter of 1999.

Preferred Stock Dividends and Accretion of Discount

         As discussed below, in June of 2000, we sold 120,000 shares of Series B Preferred Stock. In April 1999, we sold 150,000 shares of Series A Preferred Stock. The Series B Preferred Stock is not redeemable. The Series A Preferred Stock is redeemable at our option anytime after April 16, 2004. For the quarter ended June 30, 2000, dividends totaling $301,000 were paid or accrued on the preferred stock, including $113,000 of dividends accrued on the Series B Preferred Stock for the period this stock was outstanding in the quarter. This compares to $156,000 of dividends for the quarter ended June 30, 1999, which represents dividends on the Series A Preferred Stock for the period this stock was outstanding in the quarter. The accretion of the discount on the Series A Preferred Stock was $112,000 for the quarter ended June 30, 2000. This compares to $94,000 for the quarter ended June 30, 1999, which represents the accretion for the period that this stock was outstanding in the quarter.

         As required by EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", during the quarter we recorded a one-time adjustment of $3.5 million ($.05 per share) to our equity accounts to reflect the value assigned to the conversion feature of the preferred stock at the date of issuance. This adjustment did not have any effect on our operating results or total equity. The affect of this adjustment is presented as a dividend in the accompanying financial statements; however, we issued no additional shares or cash.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenues

E&P Waste Disposal: The $5.5 million, or 26%, increase in waste disposal revenue is attributable to an increase in the volume of waste received resulting from increased drilling activity. In these same periods drilling rig activity in our primary gulf coast market increased 30%. During the first six months of 2000, we received 2,004,000 barrels of E&P waste, compared to 1,577,000 barrels in the comparable quarter of 1999, a 27% increase. Pricing increased slightly during the comparable periods. The six months ended June 30, 2000 included $493,000 of revenue from nonhazardous industrial disposal operations, which began in August 1999. Also, included in revenues for the first six months of 1999 were revenues from our interest in oil and gas properties of $794,000, at nearly 90% gross margin, compared to only $118,000 of such revenues in 2000. Most of this additional revenue from oil and gas properties was received in the first quarter of 1999.

Fluids Sales and Engineering: The $19.9 million, or 51%, increase in drilling fluids revenue is attributable to the increase in drilling activity and market share gains. During the first six months of 2000, we serviced an average of 130 rigs, compared to 90 rigs in the first six months of 1999. The annualized average revenue per rig was approximately $908,000 in the first six months of 2000 compared to $868,000 for the first six months of 1999.

Mat and Integrated Services: The $1.3 million, or 4%, increase in mat and integrated services revenue is significantly lower than the increase in rig activity, primarily due to weakness in the wetlands and Transition Zone market in the first quarter of 2000. The weakness in the first quarter in the number of mat locations in our primary Transition Zone market was partially offset by improvement in pricing and expansion of Canadian operations. The average price per square foot was $0.75 in the first six months of 2000, compared to $0.69 in the first six months of 1999. Canadian mat revenues were $2.9 million for the first six months of 2000, compared to $577,000 for the first six months of 1999.

Operating Income

E&P Waste Disposal: The $1.2 million increase in waste disposal operating income represents an 18% increase from the prior year period and an incremental margin of 22%. Exclusive of revenue sources other than E&P disposal, the waste disposal segment had an incremental margin of 34% for the first six months of 2000 as compared to 1999. Total segment results were impacted by a small loss in industrial disposal, which reported revenues of $493,000 for the first six months of 2000 at slightly below a break-even level. Included in revenues for the first six months of 1999 were revenues from our interest in oil and gas properties of $794,000, at nearly 90% gross margin, compared to only $118,000 of such revenues in 2000.

         As noted above, increases in certain operating costs, including barge rental, maintenance, personnel, fuel and utility costs, also negatively impacted the incremental margin for this segment. In addition, the mix of waste received during the six months ended June 30, 2000 included a greater percentage of products that required special handling and processing costs that were unusual in nature, resulting in a lower than expected incremental margin.

Fluids Sales and Engineering: The $9.0 million increase in fluids sales and engineering operating income is partially due to the increase in revenue of $19.9 million and an improvement in the mix of product sales. In addition, the operating margin for the six months ended June 30, 1999 included site closure and related costs of approximately $2.6 million. Excluding the effects of these site closure costs in the prior year, operating income in this segment increased $6.6 million, representing an incremental margin of 33%.

Mat and Integrated Services: The $3.8 million increase in mat and integrated services operating income is attributable to several factors. These include the $1.3 million increase in revenues, improved per unit pricing and reductions in operating costs, particularly depreciation, associated with resizing our domestic wooden mat fleet and introducing our new composite mat system, as noted above.

General and Administrative Expenses

         General and administrative expenses of $1.7 million for 2000 represented 1.4% of revenues. General and administrative expenses of $1.2 million for 1999 represented 1.3% of revenues. Approximately $308,000 of the increase in general and administrative expenses is associated with increases in certain self-insured health and general liability insurance programs and a reduction in the amount of these costs which are allocated to the operating segments, primarily in the first quarter of 2000.

Goodwill Amortization

         Goodwill amortization for 2000 of $2.5 million, represented 2.1% of revenues. Goodwill amortization for 1999 of $2.5 million, represented 2.8% of revenues. There were no significant changes in 2000 or 1999 to the carrying value of assets acquired in purchase transactions.

Interest Income/Expense

         Net interest expense was $8.9 million for 2000, an increase of $1.4 million, or 18.7%, as compared to $7.5 million for 1999. The increase in net interest cost is due to an increase of $11.9 million in average outstanding borrowings and an increase in the average effective interest rate from 9.03% in 1999 to 9.51% in 2000. In addition, interest capitalization decreased from $808,000 in the first six months of 1999 to $520,000 in the first six months of 2000. The increase in average outstanding borrowings under our bank credit facility was primarily used to fund capital expenditures in 1999. As noted below, in June 2000, the Company issued $30 million of preferred stock, the proceeds of which where used for the repayment of debt.

Provision for Income Taxes

         For the six months ended June 30, 2000, we recorded an income tax provision of $1.7 million, reflecting an income tax rate of 40.3%. For the six months ended June 30, 1999, we recorded an income tax benefit of $4.7 million, reflecting an income tax benefit rate of 59.0%. The effective tax rates are higher than statutory rates for both 2000 and 1999 primarily due to effects of non-deductible goodwill and the low projected income from operations for these periods.

Discontinued Operations of Solids Control Business

         In September 1999, we adopted a plan to discontinue operations of our solids control business and simultaneously entered into an alliance agreement to provide these services. The operating results of our solids control business have been classified as discontinued operations in the consolidated financial statements. Revenues of these discontinued operations totaled approximately $924,000 for the first six months of 2000 and $3.3 million for the first six months of 1999.

Cumulative Effect of Accounting Change

         The unit-of-production method of providing for depreciation on certain assets used in our barite grinding activity and in our waste disposal business was adopted in the second quarter of 1999, effective January 1, 1999. Prior to this change, we had depreciated these assets using the straight-line method. As a result of this change in accounting for depreciation, the reported income from operations for the six months ended June 30, 1999 was increased by $1,471,000, with related per share amounts of $.02 basic and diluted. This reflects the cumulative effect, net of income taxes, of the change on years prior to 1999.

Preferred Stock Dividends and Accretion of Discount

         For the six months ended June 30, 2000, dividends totaling $488,000 were paid or accrued on preferred stock, including $113,000 of dividends accrued on the Series B Preferred Stock for the period this stock was outstanding. This compares to $156,000 of dividends for the first six months of 1999, which represents dividends on the Series A Preferred Stock for the period this stock was outstanding in 1999. The accretion of the discount on the Series A Preferred Stock was $225,000 for the six months ended June 30, 2000. This compares to $94,000 for the quarter ended June 30, 1999, which represents the accretion for the period that this stock was outstanding in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position increased by $20.6 million during the first six months of 2000. Key working capital data is provided below (dollars in thousands):




                                                               June 30,        December 31,
                                                                2000               1999
                                                            -------------     -------------
                  Working Capital (000's)                   $      68,875     $      48,244
                  Current Ratio                                      2.90              1.95


         The Company's long term capitalization was as follows (in thousands):


                                                              June 30,        December 31,
                                                                2000              1999
                                                            -------------     -------------
Long-term debt (including current maturities):
           Credit facility                                  $      70,600     $      83,250
           Subordinated debt                                      125,000           125,000
           Other                                                      741             1,951
                                                            -------------     -------------
           Total long-term debt                                   196,341           210,201

Stockholders' equity                                              219,287           186,339
                                                            -------------     -------------

           Total capitalization                             $     415,628     $     396,540
                                                            =============     =============

         For the six months ended June 30, 2000, Newpark's working capital needs were met primarily from the preferred stock offering discussed below. The net cash provided by financing activities of $16.3 million helped to provide for total cash used in operations of $10.3 million and $6.4 million used in investing activities.

         As of June 30, 2000, the Company also maintained a $100.0 million bank credit facility, including up to $20.0 million in standby letters of credit, in the form of a revolving line of credit commitment, which expires December 31, 2001. At June 30, 2000, $15.8 million in letters of credit were issued and outstanding under the credit facility and $70.6 million was outstanding under the revolving facility, leaving $13.9 million of availability under this facility at June 30, 2000. The facility bears interest at either a specified prime rate (9.5% at June 30, 2000) or the LIBOR rate (6.79% at June 30, 2000) plus a spread determined quarterly based on the ratio of the Company's funded debt to cash flow. The current interest rate under the credit facility is prime plus .75% (10.25% at August 4, 2000) or LIBOR plus 3.25% (9.96% at August 4,
2000). The weighted average interest rate on the outstanding balance under the credit facility for the second quarter of 2000 and 1999 was 9.57% and 7.76%, respectively.

         Any losses, before preferred stock dividends and accretion of discount on preferred stock, sustained in future quarters may cause us to not be in compliance with the financial covenants unless waivers or amendments can be obtained from the banks. We were in compliance with all financial covenants of the amended credit facility as of June 30, 2000.

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

         On June 1, 2000, we completed the sale to Fletcher International Limited of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), and a warrant (the "Warrant") to purchase up to 1,900,000 shares of the Common Stock of Newpark at an exercise price of $10.075 per share, subject to anti-dilution adjustments. The Warrant has a term of seven years, expiring June 1, 2007. There are no redemption features to the Series B Preferred Stock. The aggregate purchase price for these instruments was $30.0 million, of which approximately $17.9 million was allocated to the Series B Preferred Stock and approximately $12.1 million to the Warrant. The net proceeds from the sale were used to repay indebtedness.

         For 2000, we anticipate total capital expenditures of approximately $14.0 million. Approximately 50% of the anticipated expenditures are for the purchase of composite mats, 15% to complete an enlarged joint operational offshore facility, and 35% for other new capacities and routine capital expenditures.

         We obtained a commitment for an additional $7 million of lease funding, which we applied in the first quarter of 2000 towards the lease of new composite mats. We are in the process of selling our office building in Lafayette, Louisiana that should yield approximately $3.2 million. We plan to subsequently lease this facility from the new owner under an operating lease.

         Potential sources of additional funds, if required, would include additional operating leases for equipment, selling certain assets and selling equity securities or subordinated debt securities. Other than as discussed above, we presently have no commitments beyond our working capital and bank lines of credit by which we could obtain additional funds for current operations. However, we regularly evaluate potential borrowing arrangements which we may utilize to fund future expansion. We believe that our current sources of capital, coupled with internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future provided that market conditions stabilize or continue to improve from current levels. Any long-term downturn in market conditions could have an adverse affect on our financial position, results of operations and future available capital. Such a downturn would likely result in reductions in planned capital expenditures and reassessment of our operations and business strategy in light of these market conditions.

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

PART II

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule

         (b)      Reports on Form 8-K

                  Form 8-K dated June 1, 2000 for the sale of 120,000 shares of Series B Preferred Stock to Fletcher International Limited.

                             NEWPARK RESOURCES, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  August 9, 2000


                                          NEWPARK RESOURCES, INC.




                                          By: /s/ Matthew W. Hardey
                                             ----------------------------------
                                              Matthew W. Hardey, Vice President
                                              and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
27             Financial Data Schedule