Form 10-K405/A
period 1999-12-31
NEWPARK RESOURCES INC
filed 2000-08-28
CIK 71829

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in I of this Form 10-K or any amendment to this Form 10-K [X].

     At March 27, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant was $484,368,995. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.

     As of March 27, 2000, a total of 69,100,811 shares of Common Stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Pursuant to General Instruction G(3) to this form, the information required by I (Items 10, 11, 12 and 13 hereof) is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 14, 2000.

                                  Page 1 of 62
================================================================================

                            NEWPARK RESOURCES, INC.
                              INDEX TO FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 1999


ITEM                                                                                                               PAGE
NUMBER            DESCRIPTION                                                                                      NUMBER
------            -----------                                                                                      ------

                  PART II

     6            Selected Financial Data                                                                            3

     7            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                            5

     8            Financial Statements and Supplementary Data                                                       23

                  PART IV

     14           Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  56

                  Signatures                                                                                        59


                                    PART II

ITEM 6.  SELECTED FINANCIAL DATA


         The selected consolidated historical financial data presented below for the five years ended December 31, 1999, are derived from our audited consolidated financial statements. This financial data has been restated to reflect: (i) several acquisitions made during 1997 and 1998 which were accounted for as poolings of interests; (ii) a two-for-one split of our common stock effective May 1997; (iii) a 100% stock dividend issued by us in November 1997; and (iv) to give effect to the reclassification of results for the Company's solids control operations from a presentation as discontinued operations to a presentation as part of continuing operations of the fluids sales and engineering segment (see Note D) to our Consolidated Financial Statements. The following data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, which are included elsewhere in this Form 10-K, and with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.



                                                                           YEARS ENDED DECEMBER 31,
      -----------------------------------------------------------------------------------------------------------------
                                                         1999         1998(1)       1997(1)       1996(2)       1995
      -----------------------------------------------------------------------------------------------------------------
                                                     (In  thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Revenues                                             $  198,225    $  256,808    $  233,245    $  153,679    $  123,676
Cost of services provided                               139,954       176,551       138,392       100,627        84,328
Operating costs                                          60,566        63,037        25,043        14,285        14,824
General and administrative expenses                       2,589         4,305         3,185         2,920         2,658
Goodwill amortization                                     4,996         5,206         2,683           856            63
Provision for uncollectible accounts                      2,853         9,180            --            --            --
Write-down of abandoned and disposed assets              44,870        52,266            --            --            --
Impairment of long-lived assets                          23,363            --            --            --            --
Terminated merger expenses                                2,957            --            --            --            --
Arbitration settlement                                       --        27,463            --            --            --
Equity in net loss of unconsolidated affiliates              --         1,293            --            --            --
Restructure expense                                          --            --            --         2,432            --
                                                     ----------    ----------    ----------    ----------    ----------
Operating income (loss)                                 (83,923)      (82,493)       63,942        32,559        21,803
Interest income                                            (987)       (1,488)         (310)         (273)         (245)
Interest expense                                         16,651        11,554         4,265         3,996         3,883
Other                                                        --            --            --            --           183
                                                     ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes &
  cumulative effect of accounting changes               (99,587)      (92,559)       59,987        28,836        17,982
Provision (benefit) for income taxes                    (29,461)      (30,270)       22,246         9,884         5,102
                                                     ----------    ----------    ----------    ----------    ----------
Income (loss) before cumulative effect of
  accounting changes                                    (70,126)      (62,289)       37,741        18,952        12,880
Cumulative effect of accounting changes
  (net of income tax effect)                              1,471        (1,326)           --            --            --
                                                     ----------    ----------    ----------    ----------    ----------

Net income (loss)                                    $  (68,655)   $  (63,615)   $   37,741    $   18,952    $   12,880
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
---------------------------------------------------------------------------------------------------------

Weighted average common and common
   equivalent shares outstanding:
      Basic                                    68,949       67,058       64,158       53,197       46,640
                                           ==========   ==========   ==========   ==========   ==========
      Diluted                                  68,949       67,058       65,630       54,956       47,706
-----------------------                    ==========   ==========   ==========   ==========   ==========

CONSOLIDATED BALANCE SHEET DATA:
Working capital                            $   48,244   $   75,937   $   88,882   $   28,301   $   31,832
Total assets                                  450,541      498,861      451,623      299,071      160,755
Short-term debt                                 1,618        1,267        1,774       13,831        8,515
Long-term debt                                209,210      208,057      127,996       35,677       47,395
Stockholders' equity                          186,339      236,879      269,442      206,362       80,227


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

RESULTS OF OPERATIONS


         Operating results for 1997 have been restated to give effect to a series of pooling of interests transactions which took place during 1997 and 1998.


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


         The following summarized financial information concerning the Company's reportable segments has been restated to give effect to the reclassification of results for the Company's solids control operations from a presentation as discontinued operations to a presentation as part of continuing operations of the fluids sales and engineering segment (see Note D).



                                                                   Years Ended December 31,
                                                                    (Dollars in thousands)

                                                    1999                     1998                  1997
                                           ----------------------     ------------------    ------------------
Revenues by segment:
    E&P waste disposal                     $  42,954         21.7%    $  57,588     22.4%   $  62,301     26.7%
    Fluids sales & engineering               100,377         50.6       103,053     40.1       69,227     29.7
    Mat & integrated services                 54,894         27.7        96,167     37.5      101,717     43.6
                                           ---------    ---------     ---------   ------    ---------   ------
         Total                             $ 198,225        100.0%    $ 256,808    100.0%   $ 233,245    100.0%
                                           =========    =========     =========   ======    =========   ======

Operating income (loss) by segment:
    E&P waste disposal                     $  13,068                  $  19,014             $  28,768
    Fluids sales & engineering               (14,237)                   (11,853)               12,688
    Mat & integrated services                 (1,126)                    10,059                28,354
                                           ---------                  ---------             ---------
         Total by segment                     (2,295)                    17,220                69,810
    General and administrative expenses        2,589                      4,305                 3,185
    Goodwill amortization                      4,996                      5,206                 2,683
    Provision for uncollectible accounts       2,853                      9,180                    --
    Write-down of abandoned and
        Disposed assets                       44,870                     52,266                    --
    Impairment of long-lived assets           23,363                         --                    --
    Terminated merger expenses                 2,957                         --                    --
    Arbitration settlement                        --                     27,463                    --
    Equity in net loss of
        unconsolidated affiliate                  --                      1,293                    --
                                           ---------                  ---------             ---------
         Total operating income (loss)     $ (83,923)                 $ (82,493)            $  63,942
                                           =========                  =========             =========


--------------
Figures shown above are net of intersegment transfers.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues


         Total revenues declined to $198.2 million in 1999, from $256.8 million in 1998, a decrease of $58.6 million, or 22.8%. The components of the decrease in revenues were a $14.6 million decrease in E&P waste disposal revenue, a $2.7 million decrease in fluids sales and engineering revenues and a $41.3 million decrease in mat and integrated services revenue.


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


         Fluids sales and engineering revenue declined only $2.7 million, or 2.6%, in spite of the significant decline in average rig activity. Fluids revenues benefited from the inclusion for the full period in 1999 of several acquisitions made in 1998 which, among other things, expanded operations into the Oklahoma Anadarko Basin and into western Canada. In addition, our drilling fluids segment continued to penetrate the markets that we serve and to gain market share. While the mix of rig activity and commodity oil and gas pricing has put downward pressure on both revenues and margins in this segment, we continue to see progress in the acceptance of our DeepDrill(TM) fluids system and our Minimization Management(TM) concept. As these product and service offerings gain greater market acceptance, we expect enhancement of revenues and margins for this segment.

         Revenues for the fluids sales and engineering segment include revenues from solids control operations of approximately $7.4 million in 1999 and $11.4 million in 1998. In September 1999, we adopted a plan to discontinue these operations and simultaneously entered into an alliance agreement with a division of Tuboscope to provide these services.


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

Operating Income (Loss)


         We reported an operating loss of $83.9 million in 1999, compared to an operating loss of $82.5 million in 1998. The primary factors contributing to the operating losses were charges totaling $74.0 million in 1999 and $88.9 million in 1998, as discussed above. Segment operating loss, excluding these charges, was $2.3 in 1999, as compared to segment operating income of $17.2 million in 1998, a decrease of $19.5 million. The components of the decrease were a $5.9 million decrease in E&P waste disposal operating income, a $2.4 million decrease in fluids sales and engineering operating income and an $11.2 million decrease in mat and integrated services operating income.


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


         Fluids sales and engineering operating loss increased by $2.4 million on a decline of $2.7 million in revenues. Throughout late 1998 and 1999, in response to market shifts and the significant downturn in drilling activity, we closed certain facilities and made other cost reductions, primarily in staffing levels. In addition, lower commodity pricing, in particular for the sale of barite, a key component of most drilling fluids, resulted in reduced margins on product sales beginning in late 1998 and continuing throughout 1999. During this time, we continued to introduce several products, including our DeepDrill(TM) fluids system and our Minimization Management(TM) concept. These new product and service offerings have resulted in certain product introduction costs during 1998 and 1999. We expect to recognize the benefits of these products in 2000 and beyond as they gain wider customer acceptance.

         As discussed above, in September 1999 we adopted a plan to discontinue our solids control operations which were a part of our fluids sales and engineering segment. In 1999, we received approximately $5.5 million for the sale of solids control assets, which resulted in a loss of approximately $50,000 included in the operating loss for the fluids sales and engineering segment. In addition, the operating loss for this segment in 1999 includes severance and related costs of approximately $723,000. The operating loss for the solids control operations, excluding severance costs and the loss on sale of assets was $4.8 million in 1999 and $1.2 million in 1998.


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

Provision for Income Taxes


         We recorded income tax benefits of $29.5 million in 1999 and $30.3 million in 1998. This equates to 29.6% of pre-tax loss in 1999 and 32.7% of pre-tax loss in 1998. In 1999, we provided a valuation allowance for any benefits arising from state net operating loss carryforwards and any federal net operating loss carryforwards that expire prior to 2005 and are subject to various limitations. This valuation allowance was recorded due to the uncertainty of ultimately recovering these amounts. The majority of our remaining federal net operating loss carryforwards were generated in 1998 and 1999 and don't expire until 2018 and beyond. Given our history of generating taxable income sufficient to fully utilize these remaining net operating loss carryforwards and our expectations of future profitable operations, further valuation allowances on these amounts were not considered necessary.

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

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues


         Total revenues increased to $256.8 million in 1998, from $233.2 million in 1997. This is an increase of $23.6 million, or 10.1%. The components of this increase were a $33.8 million increase in drilling fluids sales and engineering, partially offset by a $4.7 million decrease in waste disposal and a $5.5 million decrease in mat and integrated services.


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


         Drilling fluids sales increased $33.8 million, or 48.9%, as a result of a series of acquisitions made during 1997 and 1998, and the expansion of the businesses acquired. The decline in drilling activity has reduced the size of the market for drilling fluids; however, we have increased our sales of drilling fluids by obtaining a larger share of the market. The growth in sales volume during 1998 masked the softness in commodity oil and gas prices experienced throughout the drilling fluids industry in the latter part of 1998, especially during the fourth quarter, which continued during 1999. In particular, the selling price for barite, which is a key component in most drilling fluids, declined significantly during the fourth quarter of 1998. This decline continued during 1999 due to competitive pressures. Revenues for the fluids sales and engineering segment included revenues from solid control operations of approximately $11.4 million in 1998 and $6.0 million in 1997. These operations were sold in 1999.


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

Operating Income (Loss)


         We reported an operating loss of $82.5 million in 1998, as compared to operating income of $63.9 million in 1997. The primary factors contributing to the operating loss in 1998 were the charges noted above. The total of these charges in 1998 was $88.9 million.

         Segment operating income, excluding these charges, declined to $17.2 million in 1998, from $69.8 million in 1997, a decrease of $52.6 million, or 75.4%. The components of the decrease were a $9.8 million decrease in E&P waste disposal operating income, a $24.5 million decrease in fluids sales and engineering operating income and a $18.3 million decrease in mat and integrated services operating income.

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

         While revenues for the fluids sales and engineering segment increased by $33.8 million in 1998 as compared to 1997, operating income decreased by $24.5 million. The increase in revenue can be attributed to the rapid growth in this business segment due to a series of acquisitions, our expanding the facilities acquired and our establishing new distribution facilities. In particular, we saw a rapid growth in business in the Austin Chauk region. In order to service this growing market, we expanded our facilities capacity in this region. With the downturn in oil prices, and disappointing drilling results in the Austin Chauk region, this market fell quickly and dramatically. We have since closed our facilities in the Austin Chauk area and downsized our operations. This downsizing included disposing assets that did not serve our other markets effectively, and reducing staffing levels. We continued to make cost reductions in this business segment during 1999. We also saw profits from this business segment decline as a result of falling sales prices for many products used in drilling fluids. The operating results of this segment include an operating loss of $1.2 million in 1998 and operating income of $1.4 million in 1997 associated with solids control operations which were sold in 1999.


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

Interest Income and Interest Expense


         Net interest expense was $10.1 million in 1998, as compared to $4.0 in 1997. The increase in net interest cost is due to an increase of $81.0 million in average outstanding borrowings and an increase in average effective interest rates from 6.07% in 1997 to 8.32% in 1998. The increase in average outstanding borrowings and average effective interest rates is due to the issuance of $125 million of ten year, 8-5/8% senior subordinated notes in

December 1997 and additional borrowings under the Credit Facility. The proceeds from the senior subordinated notes and the Credit Facility were used to fund acquisitions, capital expenditures and working capital for operations growth.

Provision for Income Taxes


         For 1998, we recorded income tax benefits of $30.3 million, which is equal to 32.7% of pre-tax loss. For 1997, we recorded income tax provisions of $22.2 million, which is equal to 37.1% of pre-tax income.


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

LIQUIDITY AND CAPITAL RESOURCES

         As compared to 1998, our working capital position decreased by $27.3 million, or 36%, during the year ended December 31, 1999. Key working capital data is provided below:


                                               Year Ended December 31,
                                               -----------------------
                                                1999            1998
                                               -------         -------
              Working Capital (000's)          $48,244         $75,937
              Current Ratio                       1.95            2.75


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Newpark Resources, Inc.


         We have audited the accompanying consolidated balance sheet of Newpark Resources, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended (as restated -- see Note D). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.


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

Arthur Andersen LLP

New Orleans, Louisiana
March 27, 2000


(Except with respect to the matter discussed in Note D, as to which the date is August 24, 2000)

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Newpark Resources, Inc.


         We have audited the accompanying consolidated balance sheet of Newpark Resources, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Newpark Resources, Inc. and subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.


         As discussed in Note A of the Notes to Consolidated Financial Statements, effective July 1, 1998, the Company changed its method of accounting for costs of start-up activities.


         As discussed in Note D of the Notes to Consolidated Financial Statements, the consolidated financial statements as of December 31, 1998 and for each of the two years in the period ended December 31, 1998 have been restated.


Deloitte & Touche LLP


New Orleans, Louisiana
March 26, 1999
(August 24, 2000 as to Note D)

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS


                                                            December 31,  December 31,
--------------------------------------------------------------------------------------
(In thousands, except share data)                               1999         1998
--------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                               $   4,517    $   6,611
     Accounts and notes receivable, less allowance
         of $10,836 in 1999 and $11,008 in 1998                 57,906       65,675
     Inventories                                                17,524       19,381
     Current taxes receivable                                      165       10,593
     Deferred tax asset                                         10,463       13,776
     Other current assets                                        8,602        3,292
                                                             ---------    ---------
         TOTAL CURRENT ASSETS                                   99,177      119,328

Property, plant and equipment, at cost, net of
     accumulated depreciation                                  166,603      217,988
Cost in excess of net assets of purchased businesses,
      net of accumulated amortization                          116,465      123,539
Deferred tax asset                                              33,595        1,735
Other assets                                                    34,701       36,271
                                                             ---------    ---------
                                                             $ 450,541    $ 498,861
                                                             =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                           $     627    $      72
     Current maturities of long-term debt                          991        1,195
     Accounts payable                                           29,232       23,237
     Accrued liabilities                                        14,453       11,711
     Arbitration settlement payable                              5,630        7,176
                                                             ---------    ---------
         TOTAL CURRENT LIABILITIES                              50,933       43,391

Long-term debt                                                 209,210      208,057
Arbitration settlement payable                                   2,451        8,080
Other non-current liabilities                                    1,608        2,454
Commitments and contingencies (See Note N)                          --           --

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 1,000,000 shares
         authorized, 150,000 shares outstanding                 13,009           --
     Common Stock, $.01 par value, 100,000,000 shares
         authorized, 69,079,243 shares outstanding in 1999
         and 68,839,672 in 1998                                    690          688
     Paid-in capital                                           322,724      319,833
     Unearned restricted stock compensation                     (3,838)      (5,618)
     Accumulated other comprehensive income                        250       (1,033)
     Retained deficit                                         (146,496)     (76,991)
                                                             ---------    ---------
         TOTAL STOCKHOLDERS' EQUITY                            186,339      236,879
                                                             ---------    ---------
                                                             $ 450,541    $ 498,861
                                                             =========    =========




          See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS


Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                            1999         1998         1997
-----------------------------------------------------------------------------------------------------------------
Revenues                                                                      $ 198,225    $ 256,808    $ 233,245
Operating costs and expenses:
    Cost of services provided                                                   139,954      176,551      138,392
    Operating costs                                                              60,566       63,037       25,043
                                                                              ---------    ---------    ---------
                                                                                200,520      239,588      163,435

General and administrative expenses                                               2,589        4,305        3,185
Goodwill amortization                                                             4,996        5,206        2,683
Provision for uncollectible accounts                                              2,853        9,180           --
Write-down of abandoned and disposed assets                                      44,870       52,266           --
Impairment of long-lived assets                                                  23,363           --           --
Terminated merger expenses                                                        2,957           --           --
Arbitration settlement                                                               --       27,463           --
Equity in net loss of
    unconsolidated affiliates                                                        --        1,293           --
                                                                              ---------    ---------    ---------
Operating income (loss)                                                         (83,923)     (82,493)      63,942
Interest income                                                                    (987)      (1,488)        (310)
Interest expense                                                                 16,651       11,554        4,265
                                                                              ---------    ---------    ---------

Income (loss) before income
    taxes & cumulative effect of accounting changes                             (99,587)     (92,559)      59,987
Provision (benefit) for income taxes                                            (29,461)     (30,270)      22,246
                                                                              ---------    ---------    ---------
Income (loss) before cumulative effect
    of accounting changes                                                       (70,126)     (62,289)      37,741
Cumulative effect of accounting
    changes (net of income tax effect)                                            1,471       (1,326)          --
                                                                              ---------    ---------    ---------

Net income (loss)                                                               (68,655)     (63,615)      37,741
Less:
    Preferred stock dividends                                                       532           --           --
    Accretion of discount on preferred stock                                        318           --           --
                                                                              ---------    ---------    ---------

Net income (loss) applicable to common
    and common equivalent shares                                              $ (69,505)   $ (63,615)   $  37,741
                                                                              =========    =========    =========

Weighted average number of common and common equivalent shares outstanding:
    Basic                                                                        68,949       67,058       64,158
                                                                              =========    =========    =========
    Diluted                                                                      68,949       67,058       65,630
                                                                              =========    =========    =========

Income (loss) per common and common equivalent share:
    Basic:
    Income (loss) before cumulative effect                                    $   (1.03)   $   (0.93)   $    0.59
    Cumulative effect of accounting changes                                        0.02        (0.02)          --
                                                                              ---------    ---------    ---------
     Net income (loss)                                                        $   (1.01)   $   (0.95)   $    0.59
                                                                              =========    =========    =========

    Diluted:
    Income (loss) before cumulative effect                                    $   (1.03)   $   (0.93)   $    0.58
    Cumulative effect of accounting changes                                        0.02        (0.02)          --
                                                                              ---------    ---------    ---------
     Net income (loss)                                                        $   (1.01)   $   (0.95)   $    0.58
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
                                             =========  ======  =======  ============   =============   =========   ========



          See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS


Years Ended December 31,
-------------------------------------------------------------------------------------------------------------
(In thousands )                                                              1999         1998         1997
---------------                                                           ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                         $ (68,655)   $ (63,615)   $  37,741
Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization                                           26,881       37,901       26,393
     (Benefit) provision for deferred income taxes                          (29,298)     (25,965)      15,880
     (Gain) loss on sale of assets                                              (81)          45          147
     Provision for doubtful accounts                                          2,853        9,180           --
     Write-down of abandoned and disposed assets                             44,870       52,266           --
     Cumulative effect of accounting changes                                 (1,471)       1,326           --
     Impairment of long-lived assets                                         23,363           --           --
     Arbitration settlement                                                      --       22,056           --
     Net loss in unconsolidated affiliates                                       --        1,293           --
Change in assets and liabilities, net of acquisitions:
     Decrease (increase) in accounts and notes receivable                     2,405       11,434      (21,221)
     (Increase) decrease  in inventories                                     (6,545)       3,605      (12,195)
     Decrease (increase) in other assets                                      1,511       (9,554)      (6,814)
     Increase (decrease) in accounts payable                                  2,704       (6,920)      (3,685)
     Increase (decrease) in accrued liabilities and other                     3,705       (3,813)      (4,571)
                                                                          ---------    ---------    ---------
        NET CASH PROVIDED BY OPERATIONS                                       2,242       29,239       31,675

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                   (40,497)    (104,660)     (79,476)
     Proceeds from sale of property, plant and equipment                     17,399          382           40
     Investment in joint ventures                                                --           --       (4,833)
     Acquisitions, net of cash acquired                                          --      (15,809)      (7,679)
     Payments received on notes receivable                                    2,173        2,456           70
     Advances on notes receivable                                                --       (1,734)      (3,000)
                                                                          ---------    ---------    ---------
        NET CASH USED IN INVESTING ACTIVITIES                               (20,925)    (119,365)     (94,878)
                                                                          ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on line of credit                                         2,978       80,900           --
     Principal payments on notes payable and long-term debt                  (1,675)     (10,001)     (46,777)
     Proceeds from issuance of  debt                                             --          452      125,122
     Proceeds from exercise of stock options                                    536        3,687        4,114
     Net proceeds from preferred stock issue                                 14,750           --           --
                                                                          ---------    ---------    ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                            16,589       75,038       82,459
                                                                          ---------    ---------    ---------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                        (2,094)     (15,088)      19,256

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                6,611       21,699        2,443
                                                                          ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $   4,517    $   6,611    $  21,699
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

         1997 acquisitions:
         Sampey, Bilbo, Meschi Drilling
           Fluids Management, Inc.          Drilling Fluids   Gulf Coast               2,328,000
         Excalibur Minerals, Inc.           Barite Grinding   Gulf Coast                 666,668
         Bockmon Construction Company       Site Preparation  Gulf Coast                 502,000
                                                                                       ---------
                                                                                       3,496,668

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

-------------------------------------------------------
                                       Year Ended
(In thousands of dollars)             December 31,
-------------------------------------------------------
                                   1998         1997
                                 ---------    ---------
Revenues:
        Newpark                  $ 249,313    $ 210,277
        Houston Prime                4,448        6,022
        Optimum                      2,016        1,813
        Southwestern                 1,031        6,882
        Bockmon                         --        3,174
        Excalibur                       --        5,077
        SBM                             --           --
                                 ---------    ---------
        Combined                 $ 256,808    $ 233,245
                                 ---------    ---------
Net Income (Loss):
        Newpark                  $ (64,590)   $  36,909
        Houston Prime                  789          805
        Optimum                         (6)        (354)
        Southwestern                   192          162
        Bockmon                         --           12
        Excalibur                       --          207
        SBM                             --           --
                                 ---------    ---------
        Combined                 $ (63,615)   $  37,741
                                 ---------    ---------


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
                                             ========    ========

         The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the above purchase acquisitions had occurred on January 1, 1997:

--------------------------------------------------------------------------------
(In thousands, except per share amounts)             1998               1997
----------------------------------------          -----------        -----------
Revenues                                          $   279,496        $   276,476
Net income (loss)                                     (62,047)            37,777
Net income (loss) per common and
   common equivalent share:
           Basic                                  $      (.90)       $      0.58
         Diluted                                         (.90)              0.56
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


D.       SALE OF SOLIDS CONTROL OPERATIONS

         In September, 1999, the Company's management adopted a plan to discontinue its solids control operations and simultaneously entered into an alliance agreement with a division of Tuboscope, which is now providing these services to Newpark's customers. The Company realized approximately $5.5 million of proceeds for the sale of its interest in the assets used in these operations, which resulted in a net loss on the disposal of approximately $50,000. The operating results for the solids control operations are included in the results for the fluids sales and engineering segment. Revenues from the solids control operations totaled approximately $7.4 million in 1999, $11.4 million in 1998 and $6.0 million in 1997. These operations generated an operating loss of approximately $5.5 million in 1999 and $1.2 million in 1998 and operating income of approximately $1.4 million in 1997. Included in the operating loss for 1999 are severance and related costs of approximately $723,000.

         The results for the solids control operations had previously been reported as discontinued operations in the financial statements. The previously filed financial statements have been restated to reflect the inclusion of the results for the solids control operations as part of continuing operations of the fluids sales and engineering segment.
























         The following table shows the previously reported and restated amounts:


                                                 1999           1998            1997
As previously reported-

  Income (loss) from continuing
     operations before cumulative effect
     of accounting changes                   $  (66,720)     $  (61,547)     $   36,936

  Net income (loss)                          $  (68,655)     $  (63,615)     $   37,741

  Income (loss) per common and
     common equivalent share:
Basic:
Continuing operations                        $    (0.98)     $    (0.92)     $     0.58
Net income (loss)                            $    (1.01)     $    (0.95)     $     0.59

Diluted:
Continuing operations                        $    (0.98)     $    (0.92)     $     0.56
Net income (loss)                            $    (1.01)     $    (0.95)     $     0.58


                                                 1999           1998            1997
As restated-

  Income (loss) before cumulative effect
     of accounting changes                   $  (70,126)     $  (62,289)     $   37,741

  Net income (loss)                          $  (68,655)     $  (63,615)     $   37,741

  Income (loss) per common and
     common equivalent share:
  Basic:
  Income before cumulative effect of
     accounting changes                      $    (1.03)     $    (0.93)     $     0.59
  Net income (loss)                          $    (1.01)     $    (0.95)     $     0.59

  Diluted:
  Income before cumulative effect of
     accounting changes                      $    (1.03)     $    (0.93)     $     0.58
  Net income (loss)                          $    (1.01)     $    (0.95)     $     0.58

E.       INVENTORY

         The Company's inventory consisted of the following items at December 31, 1999 and 1998:


----------------------------------------------------------------
(In thousands)                                   1999      1998
--------------                                 -------   -------
Board road lumber                              $    --   $ 1,276
Logs                                             3,338     4,835
Drilling fluids raw materials and components    13,062    11,385
Supplies                                           724     1,285
Other                                              400       600
                                               -------   -------
   Total                                       $17,524   $19,381
                                               =======   =======

F.       PROPERTY, PLANT AND EQUIPMENT

         The Company's investment in property, plant and equipment at December 31, 1999 and 1998 is summarized as follows:


-----------------------------------------------------------------
(In thousands)                               1999         1998
--------------                             ---------    ---------
Land                                       $   9,183    $   9,770
Buildings and improvements                    43,476       33,753
Machinery and equipment                      147,087      152,304
Composite and wooden mats                     15,111       71,660
Other                                          5,439        6,111
                                           ---------    ---------
                                             220,296      273,598
Less accumulated depreciation                (53,693)     (55,610)
                                           ---------    ---------
                                           $ 166,603    $ 217,988
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
                                 ========    ========    ========

         The total provision (benefit) was allocated to the following components of income (loss):


                                             Year Ended December 31,
-------------------------------------------------------------------------
(In thousands)                             1999        1998        1997
--------------                           --------    --------    --------
Income (loss) from operations            $(29,461)   $(30,270)   $ 22,246
Cumulative effect of accounting change        774        (778)         --
                                         --------    --------    --------
Total provision (benefit)                $(28,687)   $(31,048)   $ 22,246
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

         On May 13, 1998, the stockholders of the Company approved an increase in the number of authorized shares of common stock to 100,000,000.

         Changes in outstanding Common Stock for the years ended December 31, 1999, 1998, and 1997 were as follows:

-----------------------------------------------------------------------
(In thousands of shares)                        1999     1998     1997
------------------------                       ------   ------   ------
Outstanding, beginning of year                 68,840   65,212   62,758
Shares issued for acquisitions                     --    2,347    1,193
Shares issued for deferred compensation plan       46      535       59
Other                                              --       17       --
Shares issued for preferred stock dividend         71       --       --
Shares issued upon exercise of options            122      729    1,202
                                               ------   ------   ------
    Outstanding, end-of-year                   69,079   68,840   65,212
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

P.       SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


The following summarized financial information concerning the Company's reportable segments has been restated to give effect to the reclassification of results for the Company's solids control operations from a presentation as discontinued operations to a presentation as part of continuing operations of the fluids sales and engineering segment (see Note D).



                                                               Quarter Ended
--------------------------------------------------------------------------------------------
                                                 Mar 31     Jun 30      Sep 30      Dec 31
                                                 ------     ------      ------      ------
 (In thousands, except per share amounts)
============================================================================================
FISCAL YEAR 1999 (AS RESTATED)
Revenues                                        $ 52,779   $ 40,524    $ 50,921    $ 54,001
Operating income (loss)                            4,546     (7,365)     (2,460)    (78,644)
Net income (loss)                                  2,029     (5,492)     (8,218)    (57,824)




                                                                  Quarter Ended
---------------------------------------------------------------------------------------------------
                                                Mar 31         Jun 30       Sep 30        Dec 31
 (In thousands, except per share amounts)
---------------------------------------------------------------------------------------------------
Net income (loss) per share
     Basic:
     Income (loss) before cumulative effects        0.01         (0.08)        (0.12)        (0.84)
     Cumulative effect of accounting change         0.02            --            --            --
                                              ----------    ----------    ----------    ----------
         Net income (loss)                          0.03         (0.08)        (0.12)        (0.84)

     Diluted:
     Income (loss) before cumulative effects        0.01         (0.08)        (0.12)        (0.84)
     Cumulative effect of accounting change         0.02            --            --            --
                                              ----------    ----------    ----------    ----------
     Net income (loss)                              0.03         (0.08)        (0.12)        (0.84)

Weighted average common and common
equivalent shares outstanding:
         Basic                                    68,872        68,893        68,986        69,044
         Diluted                                  69,185        68,893        68,986        69,044

FISCAL YEAR 1998 (AS RESTATED)
Revenues                                      $   72,404    $   67,019    $   62,899    $   54,486
Operating income (loss)                           19,571        16,807       (43,135)      (75,736)
Net income (loss)                                 11,227         9,109       (32,882)      (51,069)
Net income (loss) per share
     Basic:
     Income (loss) before cumulative effects        0.17          0.14         (0.47)        (0.74)
     Cumulative effect of accounting change           --            --         (0.02)           --
                                              ----------    ----------    ----------    ----------
         Net income (loss)                          0.17          0.14         (0.49)        (0.74)

     Diluted:
     Income (loss) before cumulative effects        0.17          0.13         (0.47)        (0.74)
     Cumulative effect of accounting change           --            --         (0.02)           --
                                              ----------    ----------    ----------    ----------
         Net income (loss)                          0.17          0.13         (0.49)        (0.74)

Weighted average common and common
equivalent shares outstanding:
         Basic                                    65,364        66,448        67,605        68,775
         Diluted                                  66,784        67,731        67,605        68,775

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


         The following summarized financial information concerning the Company's reportable segments has been restated to give effect to the reclassification of results for the Company's solids control operations from a presentation as discontinued operations to a presentation as part of continuing operations of the fluids sales and engineering segment (see Note D).

                                                                           Years Ended December 31,
--------------------------------------------------------------------------------------------------------
                                                                        1999        1998         1997
                                                                     ---------    ---------    ---------
                                                                                (In thousands)
REVENUES (1)
E&P Waste Disposal                                                   $  42,954    $  58,457    $  62,681
Fluids Sales & Engineering                                             100,467      104,142       69,227
Mat & Integrated Services                                               60,560      111,513      103,216
Eliminations                                                            (5,756)     (17,304)      (1,879)
                                                                     ---------    ---------    ---------
   Total Revenues                                                    $ 198,225    $ 256,808    $ 233,245
                                                                     =========    =========    =========
(1) Segment revenues include the following intersegment transfers:
E&P Waste Disposal                                                   $      --    $     869    $     380
Fluids Sales & Engineering                                                  89        1,089           --
Mat & Integrated Services                                                5,667       15,346        1,499
                                                                     ---------    ---------    ---------
   Total Intersegment Transfers                                      $   5,756    $  17,304    $   1,879
                                                                     =========    =========    =========




                                                       Years Ended December 31,
------------------------------------------------------------------------------------
                                                    1999         1998         1997
                                                 ---------    ---------    ---------
                                                            (In thousands)
OPERATING INCOME (LOSS):
Segment Operating Income (Loss)
E&P Waste Disposal                               $  13,068    $  19,014    $  28,768
Fluids Sales & Engineering                         (14,237)     (11,853)      12,688
Mat & Integrated Services                           (1,126)      10,059       28,354
                                                 ---------    ---------    ---------
   Total Segment Operating Income                $  (2,295)   $  17,220    $  69,810
                                                 =========    =========    =========

General and administrative expenses                 (2,589)      (4,305)      (3,185)
Goodwill amortization                               (4,996)      (5,206)      (2,683)
Provision for uncollectible accounts                (2,853)      (9,180)          --
Write-down of abandoned and disposed assets        (44,870)     (52,266)          --
Impairment of long-lived assets                    (23,363)          --           --
Terminated merger expense                           (2,957)          --
Arbitration settlement                                  --      (27,463)          --
Equity in net loss of unconsolidated affiliate          --       (1,293)          --
                                                 ---------    ---------    ---------
   Total Operating Income (Loss)                  $(83,923)   $ (82,493)   $  63,942
                                                 =========    =========    =========

SEGMENT ASSETS
E&P Waste Disposal                               $ 154,097    $ 156,047    $ 149,746
Fluids Sales & Engineering                         153,446      160,428       73,793
Mat & Integrated Services                           77,292      136,737      173,303
Other                                               65,706       45,649       54,781
                                                 ---------    ---------    ---------
   Total Assets                                  $ 450,541    $ 498,861    $ 451,623
                                                 =========    =========    =========

DEPRECIATION & AMORTIZATION
E&P Waste Disposal                               $   5,452    $   6,258    $   5,371
Fluids Sales & Engineering                           7,019        5,791        1,331
Mat & Integrated Services                           14,305       25,822       19,617
Other                                                  105           30           74
                                                 ---------    ---------    ---------
   Total Depreciation & Amortization             $  26,881    $  37,901    $  26,393
                                                 =========    =========    =========

CAPITAL EXPENDITURES
E&P Waste Disposal                               $  14,241    $  30,621    $  20,816
Fluids Sales & Engineering                           6,961       26,689       16,249
Mat & Integrated Services                           19,295       47,335       42,296
Other                                                   --           15          115
                                                 ---------    ---------    ---------
   Total Capital Expenditures                    $  40,497    $ 104,660    $  79,476
                                                 =========    =========    =========



         The following table sets forth information about the Company's operations by geographic area:


                                         Years Ended December 31,
----------------------------------------------------------------------
                                      1999         1998         1997
                                   ---------    ---------    ---------
                                              (In thousands)
REVENUE
Domestic                           $ 176,033    $ 239,309    $ 230,684
International                         22,192       17,499        2,561
                                   ---------    ---------    ---------
   Total Revenue                   $ 198,225    $ 256,808    $ 233,245
                                   ---------    ---------    ---------

OPERATING INCOME (LOSS)
Domestic                           $ (76,660)   $ (84,499)   $  63,949
International                         (7,263)       2,006           (7)
                                   ---------    ---------    ---------
   Total Operating Income (Loss)   $ (83,923)   $ (82,493)   $  63,942
                                   =========    =========    =========

ASSETS
Domestic                           $ 416,280    $ 465,237    $ 442,117
International                         34,261       33,624        9,506
                                   ---------    ---------    ---------
   Total Assets                    $ 450,541    $ 498,861    $ 451,623
                                   =========    =========    =========

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       FINANCIAL STATEMENTS

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

         21.1     Subsidiaries of the Registrant+

         23.1     Consent of Arthur Andersen LLP++

         23.2     Consent of Deloitte & Touche LLP++

         24.1     Powers of Attorney+

         27.1     Financial Data Schedule++


--------------

+        Previously filed.

++       Filed herewith.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     August 24, 2000

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

         10.27    Newpark Resources, Inc. 1999 Employee Stock Purchase Plan. +*

         21.1     Subsidiaries of the Registrant+

         23.1     Consent of Arthur Andersen LLP++

         23.2     Consent of Deloitte & Touche LLP++

         24.1     Powers of Attorney+

         27.1     Financial Data Schedule++


--------------


+        Previously filed.

++       Filed herewith.

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