Form 10-Q/A
period 2000-03-31
NEWPARK RESOURCES INC
filed 2000-08-28
CIK 71829

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

                             NEWPARK RESOURCES, INC.
                              INDEX TO FORM 10-Q/A
                        FOR THE THREE MONTH PERIOD ENDED
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
  2        Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................... 11

           PART II

  6        Exhibits and Reports on Form 8-K............................. 19
           Signatures................................................... 20

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS


(Unaudited)                                                                  March 31,     December 31,
(In thousands, except share data)                                             2000             1999
                                                                         -------------    -------------
ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                        $       4,290    $       4,517
        Accounts and notes receivable, less allowance
               of $11,084 in 2000 and $10,836 in 1999                           56,195           57,906
        Inventories                                                             18,044           17,524
        Current taxes receivable                                                   165              165
        Deferred tax asset                                                       9,927           10,463
        Other current assets                                                     6,971            8,602
                                                                         -------------    -------------
               TOTAL CURRENT ASSETS                                             95,592           99,177

Property, plant and equipment, at cost, net of
        accumulated depreciation                                               165,937          166,603
Cost in excess of net assets of purchased businesses,
        net of accumulated amortization                                        115,133          116,465
Deferred tax asset                                                              33,595           33,595
Other assets                                                                    33,670           34,701
                                                                         -------------    -------------
                                                                         $     443,927    $     450,541
                                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Notes payable                                                    $       1,301    $         627
        Current maturities of long-term debt                                       776              991
        Accounts payable                                                        21,114           29,232
        Accrued liabilities                                                     16,145           14,453
        Arbitration settlement payable                                           5,226            5,630
                                                                         -------------    -------------
               TOTAL CURRENT LIABILITIES                                        44,562           50,933

Long-term debt                                                                 209,092          209,210
Arbitration settlement payable                                                   1,236            2,451
Other non-current liabilities                                                    1,511            1,608
Commitments and contingencies                                                       --               --

STOCKHOLDERS' EQUITY:
        Preferred Stock, $.01 par value, 1,000,000 shares
               authorized,150,000 shares outstanding                            13,121           13,009
        Common Stock, $.01 par value, 100,000,000 shares
               authorized,  69,131,430 shares outstanding in 2000
               and 69,079,243 in 1999                                              690              690
        Paid-in capital                                                        323,055          322,724
        Unearned restricted stock compensation                                  (3,373)          (3,838)
        Accumulated other comprehensive income                                      55              250
        Retained deficit                                                      (146,022)        (146,496)
                                                                         -------------    -------------
               TOTAL STOCKHOLDERS' EQUITY                                      187,526          186,339
                                                                         -------------    -------------
                                                                         $     443,927    $     450,541
                                                                         =============    =============





          See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Month Periods Ended March 31,


(Unaudited)
(In thousands, except per share data)                                         2000             1999
                                                                         -------------    -------------
Revenues                                                                 $      57,276    $      52,779
Operating costs and expenses:
      Cost of services provided                                                 35,429           33,713
      Operating costs                                                           13,964           12,859
                                                                         -------------    -------------
                                                                                49,393           46,572
General and administrative expenses                                                955              490
Goodwill amortization                                                            1,248            1,171
                                                                         -------------    -------------
Operating income                                                                 5,680            4,546
Interest income                                                                   (222)            (298)
Interest expense                                                                 4,593            3,977
                                                                         -------------    -------------
Income before income taxes and cumulative effect
      of accounting change                                                       1,309              867
Provision for income taxes                                                         535              309
                                                                         -------------    -------------
Income before cumulative effect of accounting change                               774              558
Cumulative effect of accounting change,
      (less applicable income taxes)                                                --            1,471
                                                                         -------------    -------------
Net income                                                                         774            2,029
Less:
      Preferred stock dividends                                                    188               --
      Accretion of discount on preferred stock                                     112               --
                                                                         -------------    -------------

Net income applicable to common and common
      equivalent shares                                                  $         474    $       2,029
                                                                         =============    =============

Weighted average common and common equivalent shares outstanding:
      Basic                                                                     69,095           68,872
                                                                         =============    =============
      Diluted                                                                   69,702           69,185
                                                                         =============    =============

Net income per common and common equivalent share:
      Basic:
      Income before cumulative effect of accounting change               $        0.01    $        0.01
      Cumulative effect of accounting change                                        --             0.02
                                                                         -------------    -------------
          Net income                                                     $        0.01    $        0.03
                                                                         =============    =============

      Diluted:
      Income before cumulative effect of accounting change               $        0.01    $        0.01
      Cumulative effect of accounting change                                        --             0.02
                                                                         -------------    -------------
          Net income                                                     $        0.01    $        0.03
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
                                                                =============    =============





           See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31,


(Unaudited)
(In thousands )                                                                   2000             1999
                                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $         774    $       2,029

Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                   5,590            6,935
      Provision for deferred income taxes                                               535              309
      Cumulative effect of accounting change                                             --           (1,471)
      Other                                                                             (56)            (264)
Change in assets and liabilities, net of effects of acquisitions:
      Decrease in accounts and notes receivable                                       1,585            4,812
      Decrease (increase) in inventories                                               (520)           1,000
      Decrease in other assets                                                        2,200            1,887
      Decrease  in accounts payable                                                  (8,488)          (9,796)
      Increase in accrued liabilities and other                                       1,058              611
                                                                              -------------    -------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                   2,678            6,052
                                                                              -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                           (3,252)          (6,970)
      Proceeds from disposal of property, plant and equipment                           332              104
      Payments received on notes receivable                                             270              758
                                                                              -------------    -------------
          NET CASH USED IN INVESTING ACTIVITIES                                      (2,650)          (6,108)
                                                                              -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments on lines of credit                                                    --          (10,400)
      Proceeds from equipment leasing                                                    --            9,320
      Principal payments on notes payable and long-term debt                           (409)            (576)
      Proceeds from exercise of stock options                                           154               --
                                                                              -------------    -------------
          NET CASH USED IN FINANCING ACTIVITIES                                        (255)          (1,656)
                                                                              -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (227)          (1,712)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        4,517            6,611
                                                                              -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                $       4,290    $       4,899
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






           See Accompanying Notes to Consolidated Financial Statements

                             NEWPARK RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS


         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark" or the "Company") as of March 31, 2000, and the results of its operations and its cash flows for the three month periods ended March 31, 2000 and 1999. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1999 audited financial statements and related notes filed on Form 10-K, as amended. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.



         Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

NOTE 2 - SALE OF SOLIDS CONTROL OPERATIONS

         In September, 1999, the Company's management adopted a plan to discontinue its solids control operations and simultaneously entered into an alliance agreement with a division of Tuboscope, which is now providing these services to Newpark's customers. The operating results for the solids control operations are included in the results for the fluids sales and engineering segment. Revenues from the solids control operations totaled approximately $712,000 in the first quarter of 2000 and $2.0 million in the first quarter of 1999. These operations were at break even for the first quarter of 2000 and generated an operating loss of approximately $557,000 in the first quarter of 1999.

         The results for the solids control operations had previously been reported as discontinued operations in the financial statements. The previously filed financial statements have been restated to reflect the inclusion of the results for the solids control operations as part of continuing operations of the fluids sales and engineering segment.

         The following table shows the previously reported and restated amounts:





                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2000                1999
                                                    -------             --------
As previously reported-
  Income from continuing operations
    before cumulative effect of
    accounting changes                                $ 774             $   896

  Net income                                          $ 774             $ 2,029

  Income per common and common
    equivalent share:
  Basic:
  Continuing operations                               $ .01             $   .01
  Net income                                          $ .01             $   .03

  Diluted:
  Continuing operations                               $ .01             $   .01
  Net income                                          $ .01             $   .03





























                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2000                1999
                                                    --------           ---------
As restated-
  Income before cumulative effect of
    accounting changes                                $ 774             $   558

  Net income                                          $ 774             $ 2,029

  Income per common and common
    equivalent share:
  Basic:
  Income before cumulative effect of
    accounting changes                                $ .01             $   .01
  Net income                                          $ .01             $   .03

  Diluted:
  Income before cumulative effect of
    accounting changes                                $ .01             $   .01
  Net income                                          $ .01             $   .03



NOTE 3 - CHANGE IN METHOD OF ACCOUNTING FOR DEPRECIATION


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


NOTE 5 - ACCOUNTS AND NOTES RECEIVABLE


         Included in current accounts and notes receivable at March 31, 2000 and December 31, 1999 are:


     (In thousands)                                           2000              1999
                                                          -------------    -------------
     Trade receivables                                    $      63,378    $      62,054
     Unbilled revenues                                            1,644            2,874
                                                          -------------    -------------
     Gross trade receivables                                     65,022           64,928
     Allowance for doubtful accounts                            (11,084)         (10,836)
                                                          -------------    -------------
     Net trade receivables                                       53,938           54,092
     Notes and other receivables                                  2,257            3,817
                                                          -------------    -------------
     Total                                                $      56,195    $      57,909
                                                          =============    =============



NOTE 6 - INVENTORY


         The Company's inventory consisted of the following items at March 31, 2000 and December 31, 1999:

     (In thousands)                          2000             1999
                                         -------------   -------------
     Drilling fluids raw materials
        and components                   $      13,788   $      13,062
     Logs                                        3,041           3,338
     Supplies                                      713             724
     Other                                         502             400
                                         -------------   -------------
        Total                            $      18,044   $      17,524
                                         =============   =============


NOTE 7 - LONG-TERM DEBT


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


NOTE 8 - SEGMENT DATA


         Summarized financial information concerning the Company's reportable segments is shown in the following table (dollars in thousands):



                                                                 Three Months Ended March 31,
                                                            2000                              1999
                                                -----------------------------     -----------------------------
Revenues by segment:
     E&P waste disposal                         $      12,462            21.8%    $      10,834            20.5%
     Fluids sales & engineering                        29,346            51.2            23,554            44.6
     Mat & integrated services                         15,468            27.0            18,391            34.9
                                                -------------   -------------     -------------   -------------
            Total                               $      57,276           100.0%    $      52,779           100.0%
                                                =============   =============     =============   =============




                                                Three Months Ended March 31,
                                                     2000            1999
                                                -------------   -------------
Operating income (loss) by segment:
     E&P waste disposal                         $       3,685     $     4,042
     Fluids sales & engineering                         1,751            (671)
     Mat & integrated services                          2,447           2,836
                                                -------------   -------------
            Total by segment                    $       7,883     $     6,207
     General and administrative expenses                  955             490
     Goodwill amortization                              1,248           1,171
                                                -------------   -------------
            Total operating income              $       5,680     $     4,546
                                                =============   =============



         The figures above are shown net of intersegment transfers.

NOTE 9 - ESTIMATES AND RESERVES FOR ASSETS DISPOSED OR ABANDONED


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our "Unaudited Consolidated Financial Statements" and "Notes to Unaudited Consolidated Financial Statements" as well as our annual report on form 10-K for the year ended December 31, 1999, as amended.


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


         Operating results for the periods presented have been restated to give effect to the reclassification of results for our solids control operations from a presentation as discontinued operations to a presentation as part of continuing operations of our fluids sales and engineering segment. We decided to discontinue our solids control operation in September 1999 and simultaneously entered into an alliance agreement with a division of Tuboscope which is now providing these services to our customers. Operating results for the quarter ended March 31, 1999 have also been restated to reflect the cumulative effect of an accounting change effective January 1, 1999. Summarized financial information concerning our reportable segments for the three month periods ended March 31, 2000 and 1999 is shown below:



                                                      Three Months Ended March 31,
                                                    2000                             1999
                                       -----------------------------     -----------------------------
Revenue by segment:
E&P waste disposal                     $      12,462            21.8%    $      10,834            20.5%
Fluids sales & engineering                    29,346            51.2            23,554            44.6
Mat & integrated services                     15,468            27.0            18,391            34.9
                                       -------------   -------------     -------------   -------------
         Total                         $      57,276           100.0%    $      52,779           100.0%
                                       =============   =============     =============   =============



                                        Three Months Ended March 31,
                                            2000            1999
                                       -------------   -------------
Operating income (loss) by segment:
E&P waste disposal                     $       3,685     $     4,042
Fluids sales & engineering                     1,751            (671)
Mat & integrated services                      2,447           2,836
                                       -------------   -------------
         Total by segment                      7,883           6,207
General and administrative expenses              955             490
Goodwill amortization                          1,248           1,171
                                       -------------   -------------
         Total operating income        $       5,680     $     4,546
                                       =============   =============


The figures above are shown net of intersegment transfers.

Revenues


         Total revenues increased to $57.3 million in 2000, from $52.8 million in 1999, an increase of $4.5 million, or 8.5%. The components of the increase in revenues were a $1.6 million increase in waste disposal revenues and a $5.8 million increase in drilling fluids sales and engineering revenues. These increases were partially offset by a $2.9 million decrease in mat and integrated services revenues.


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


         The $5.8 million or 24.6% increase in drilling fluids revenue is attributable to the increase in drilling activity, especially in Canada. In addition, the drilling fluids segment continued to penetrate the markets that it serves and gain market share. During the first quarter of 2000, we serviced an average of 126 rigs, compared to 103 rigs in the first quarter of 1999. The average annualized revenue per rig was approximately $932,000 in the first quarter of 2000 compared to $915,000 for the first quarter of 1999.

         Revenues for this segment include revenues from solids control operations of approximately $712,000 in the first quarter of 2000 and $2.0 million in the first quarter of 1999. These operations were discontinued in September 1999. Certain solids control contracts which remained in progress as of December 31, 1999 were completed in 2000. The average annualized revenue per rig excluding solids control revenues was approximately $909,000 in the first quarter of 2000 and $836,000 in the first quarter of 1999.


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

Operating Income


         Operating income of $5.7 million for the first quarter of 2000 increased $1.1 million, or 24.9%, compared to operating income of $4.5 million in 1999. Segment operating income increased to $7.9 million in the first quarter of 2000 from $6.2 million in 1999, an increase of $1.7 million, or 27.4%. The components of the increase were a $2.4 million increase in fluids sales and engineering operating income, which was partially offset by a $357,000 decrease in E&P waste disposal operating income and a $389,000 decrease in mat and integrated services operating income.


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


         The $2.4 million increase in fluids sales and engineering operating income is due primarily to the increase in revenue of $5.8 million, representing an incremental margin of 41.4%. The operating margin of the drilling fluids segment is affected by the mix of products sold. There is a significant difference in the gross margins recognized on commodity products, primarily barite, and those recognized for specialty products. We expect to recognize the benefits of newly introduced products such as DeepDrill(TM) as these products gain wider customer acceptance. In addition, we expect to obtain better margins on commodity products as market activity increases due to improved pricing and lower product costs.

         Operating income for this segment includes the results of our solids control operations, which were discontinued in September 1999. Operating results associated with 1999 solids control contracts which were in progress or completed during the quarter ended March 31, 2000 were break even. Included in the operating loss for the fluids sales and engineering segment for the quarter ended March 31, 1999 is an operating loss of $557,000 associated with solids control operations. Excluding the operating results of the solids control operations, operating income in the segment increased $1.9 million, representing an incremental margin of 26.3%.


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

General and Administrative Expenses


         General and administrative expenses for the first quarter of 2000 were $955,000 million, or 1.7% of revenues, compared to $490,000, or 0.9% of revenues, in 1999. Approximately $308,000 of the increase in general and administrative expenses is associated with increases in certain self-insured health and general liability insurance programs and a reduction in the amount of these costs which are allocated to the operating segments.


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

Provision for Income Taxes


         For the quarter ended March 31, 2000 we recorded an income tax provision of $535,000, reflecting an income tax rate of 40.9%. For the quarter ended March 31, 1999 we recorded an income tax provision of $309,000, reflecting an income tax rate of 35.6%. The higher effective rate in 2000 is due to the effects of non-deductible items such as goodwill in relation to the expected level of pretax income for 2000.






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





Date:  August 24, 2000



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