Form 10-Q/A
period 2000-06-30
NEWPARK RESOURCES INC
filed 2000-08-28
CIK 71829

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

                             NEWPARK RESOURCES, INC.
                              INDEX TO FORM 10-Q/A
                        FOR THE THREE MONTH PERIOD ENDED
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

             PART II

6            Exhibits and Reports on Form 8-K ..................................24

             Signature .........................................................25

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)



                                                                            June 30,          December 31,
(In thousands, except share data)                                            2000               1999
                                                                         -------------      -------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                           $       4,109      $       4,517
     Accounts and notes receivable, less allowance
         of $11,048 in 2000 and $10,836 in 1999                                 59,283             57,906
     Inventories                                                                22,771             17,524
     Current taxes receivable                                                      199                165
     Deferred tax asset                                                          9,917             10,463
     Other current assets                                                        8,758              8,602
                                                                         -------------      -------------
         TOTAL CURRENT ASSETS                                                  105,037             99,177

Property, plant and equipment, at cost, net of
     accumulated depreciation                                                  166,996            166,603
Cost in excess of net assets of purchased businesses,
     net of accumulated amortization                                           113,630            116,465
Deferred tax asset                                                              32,420             33,595
Other assets                                                                    35,159             34,701
                                                                         -------------      -------------
                                                                         $     453,242      $     450,541
                                                                         =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                                       $          76      $         627
     Current maturities of long-term debt                                          497                991
     Accounts payable                                                           18,428             29,232
     Accrued liabilities                                                        12,345             14,453
     Arbitration settlement payable                                              4,816              5,630
                                                                         -------------      -------------
         TOTAL CURRENT LIABILITIES                                              36,162             50,933

Long-term debt                                                                 196,341            209,210
Arbitration settlement payable                                                      --              2,451
Other non-current liabilities                                                    1,452              1,608
Commitments and contingencies                                                       --                 --

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 1,000,000 shares
         authorized, 270,000 shares outstanding                                 39,769             13,009
     Common Stock, $.01 par value, 100,000,000 shares
         authorized,  69,162,859 shares outstanding in 2000
         and 69,079,243 in 1999                                                    692                690
     Paid-in capital                                                           330,315            322,724
     Unearned restricted stock compensation                                     (2,923)            (3,838)
     Accumulated other comprehensive income (loss)                                (365)               250
     Retained deficit                                                         (148,201)          (146,496)
                                                                         -------------      -------------
         TOTAL STOCKHOLDERS' EQUITY                                            219,287            186,339
                                                                         -------------      -------------
                                                                         $     453,242      $     450,541
                                                                         =============      =============



     See Accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Month Periods Ended June 30,
(Unaudited)


                                                                            Three Months Ended             Six Months Ended
                                                                                 June 30,                      June 30,
                                                                         ------------------------      ------------------------
(In thousands, except per share data)                                      2000            1999          2000            1999
                                                                         ---------      ---------      ---------      ---------
Revenues                                                                 $  60,202      $  40,524      $ 117,478      $  93,303
Operating costs and expenses:
     Cost of services provided                                              36,200         29,743         71,629         63,456
     Operating costs                                                        14,606         16,113         28,570         28,972
                                                                         ---------      ---------      ---------      ---------
                                                                            50,806         45,856        100,199         92,428
General and administrative expenses                                            696            671          1,651          1,161
Goodwill amortization                                                        1,242          1,362          2,490          2,533
                                                                         ---------      ---------      ---------      ---------

Operating income (loss)                                                      7,458         (7,365)        13,138         (2,819)
Interest income                                                               (236)          (232)          (458)          (530)
Interest expense                                                             4,757          4,042          9,350          8,019
                                                                         ---------      ---------      ---------      ---------

Income (loss) before income taxes and cumulative
     effect of accounting change                                             2,937        (11,175)         4,246        (10,308)
Provision for income taxes (benefit)                                         1,175         (5,933)         1,710         (5,624)
                                                                         ---------      ---------      ---------      ---------

Income (loss) before cumulative effect
     of accounting change                                                    1,762         (5,242)         2,536         (4,684)
Cumulative effect of accounting change,
     (less applicable income taxes)                                             --             --             --          1,471
                                                                         ---------      ---------      ---------      ---------

Net income (loss) before effects of preferred stock                          1,762         (5,242)         2,536         (3,213)

Less:
     Preferred stock dividends and accretion                                   413            250            713            250
     Non-cash conversion feature at preferred stock issuance                 3,529             --          3,529             --
                                                                         ---------      ---------      ---------      ---------

Net loss applicable to common and common
     equivalent shares                                                   $  (2,180)     $  (5,492)     $  (1,706)     $  (3,463)
                                                                         =========      =========      =========      =========

Weighted average common and common equivalent shares outstanding:
     Basic                                                                  69,127         68,893         69,111         68,883
                                                                         =========      =========      =========      =========
     Diluted                                                                69,127         68,893         69,111         68,883
                                                                         =========      =========      =========      =========

Income (loss) per common and common equivalent share
     BASIC:
     Income (loss) before cumulative effect and effects of
       preferred stock                                                   $    0.03      $   (0.08)     $    0.04      $   (0.07)
     Preferred stock dividends and accretion                                 (0.01)         (0.00)         (0.01)         (0.00)
     Non-cash conversion feature at preferred stock issuance                 (0.05)            --          (0.05)            --
                                                                         ---------      ---------      ---------      ---------
     Loss before cumulative effect                                           (0.03)         (0.08)         (0.02)         (0.07)
     Cumulative effect of accounting change                                     --             --             --           0.02
                                                                         ---------      ---------      ---------      ---------
         Net loss                                                        $   (0.03)     $   (0.08)     $   (0.02)     $   (0.05)
                                                                         =========      =========      =========      =========

     DILUTED:
     Income (loss) before cumulative effect and effects of
       preferred stock                                                   $    0.03      $   (0.08)     $    0.04      $   (0.07)
     Preferred stock dividends and accretion                                 (0.01)         (0.00)         (0.01)         (0.00)
     Non-cash conversion feature at preferred stock issuance                 (0.05)            --          (0.05)            --
                                                                         ---------      ---------      ---------      ---------
     Loss before cumulative effect                                           (0.03)         (0.08)         (0.02)         (0.07)
     Cumulative effect of accounting change                                     --             --             --           0.02
                                                                         ---------      ---------      ---------      ---------
         Net loss                                                        $   (0.03)     $   (0.08)     $   (0.02)     $   (0.05)
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
                                                                 ==========      ==========




     See Accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30,
(Unaudited)



(In thousands )                                                                         2000            1999
                                                                                     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                    $    2,536      $   (3,213)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                       11,158          14,779
     Provision for deferred income taxes                                                  1,721          (5,624)
     Cumulative effect of accounting change                                                  --          (1,471)
     Other                                                                                 (227)           (420)
Change in assets and liabilities, net of effects of acquisitions:
     Decrease (increase) in accounts and notes receivable                                (2,700)         11,590
     Decrease (increase) in inventories                                                  (5,247)            183
     Decrease (increase) in other assets                                                   (389)         11,747
     Decrease in accounts payable                                                       (11,851)        (10,385)
     Decrease in accrued liabilities and other                                           (5,291)         (6,671)
                                                                                     ----------      ----------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (10,290)         10,515
                                                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                (7,723)        (22,990)
     Proceeds from disposal of property, plant and equipment                                745             103
     Payments received on notes receivable                                                  540           1,203
                                                                                     ----------      ----------
         NET CASH USED IN INVESTING ACTIVITIES                                           (6,438)        (21,684)
                                                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from preferred stock offering                                              29,800          15,000
     Net payments on lines of credit                                                    (12,868)        (12,650)
     Proceeds from equipment leasing                                                         --           9,320
     Principal payments on notes payable and long-term debt                              (1,043)           (970)
     Proceeds from exercise of stock options                                                431             101
                                                                                     ----------      ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                       16,320          10,801
                                                                                     ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (408)           (368)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            4,517           6,611
                                                                                     ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                       $    4,109      $    6,243
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



     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                             NEWPARK RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. INTERIM FINANCIAL STATEMENTS


         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark" or the "Company") as of June 30, 2000, and the results of its operations and its cash flows for the three month and six month periods ended June 30, 2000 and 1999. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1999 audited financial statements and related notes filed on Form 10-K as amended. The results of operations for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.



         Certain reclassifications of prior period amounts have been made to conform to the current period presentation.


B. SALE OF SOLIDS CONTROL OPERATIONS

         In September, 1999, the company's management adopted a plan to discontinue its solids control operations and simultaneously entered into an alliance agreement with a division of Tuboscope, which is now providing these services to Newpark's customers. The operating results for this solids control operations are included in the results for the fluids sales and engineering segment. Revenues from the solids control operations totaled approximately $171,000 in the second quarter of 2000 and $1.3 million in the second quarter of 1999. Revenues from the solids control operations totaled approximately $883,000 for the first six months of 2000 and $3.3 million for the first six months of 1999. These operations were at break even for the second quarter and first six months of 2000 and generated operating losses of approximately $1.8 million in the second quarter of 1999 and $2.3 million for the first six months of 1999.

         The results for the solids control operations had previously been reported as discontinued operations in the financial statements. The previously filed financial statements have been restated to reflect the inclusion of the results for the solids control operations as part of continuing operations of the fluids sales and engineering segment.

The following table shows the previously reported and restated amounts:


                                                                              Three Months                   Six Months
                                                                              Ended June 30,                Ended June 30,
                                                                         ------------------------      ------------------------
                                                                           2000            1999          2000            1999
                                                                         ---------      ---------      ---------      ---------
As previously reported-

  Income (loss) from continuing
    operations before cumulative effect
    of accounting changes                                                $   1,762      $  (4,160)     $   2,536      $  (3,264)
  Net income (loss)                                                      $   1,762      $  (5,242)     $   2,536      $  (3,213)

  Income per common and common
    equivalent share:
  Basic:
  Continuing operations                                                  $    (.03)     $    (.06)     $    (.02)     $    (.05)
  Net income (loss)                                                      $    (.03)     $    (.08)     $    (.02)     $    (.05)


  Diluted:
  Continuing operations                                                  $    (.03)     $    (.06)     $    (.02)     $    (.05)
  Net income (loss)                                                      $    (.03)     $    (.08)     $    (.02)     $    (.05)
































                                                                               Three Months                   Six Months
                                                                              Ended June 30,                Ended June 30,
                                                                         ------------------------      ------------------------
                                                                           2000            1999          2000            1999
                                                                         ---------      ---------      ---------      ---------
As restated-

  Income (loss) before cumulative effect
    of accounting changes                                                $   1,762      $  (5,242)     $   2,536      $  (4,684)
  Net income (loss)                                                      $   1,762      $  (5,242)     $   2,536      $  (3,213)

  Income (loss) per common and
    common equivalent share:
  Basic:
  Income before cumulative effect of
    accounting changes                                                   $    (.03)     $    (.08)     $    (.02)     $    (.07)
  Net income (loss)                                                      $    (.03)     $    (.08)     $    (.02)     $    (.05)


  Diluted:
  Income before cumulative effect of
    accounting changes                                                   $    (.03)     $    (.08)     $    (.02)     $    (.07)
  Net income (loss)                                                      $    (.03)     $    (.08)     $    (.02)     $    (.05)



C. PREFERRED STOCK OFFERING



         On June 1, 2000, the Company completed the sale to Fletcher International Limited, a Cayman Islands company affiliated with Fletcher Asset Management, Inc. ("Purchaser"), of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), and a warrant (the "Warrant") to purchase up to 1,900,000 shares of the Common Stock of Newpark at an exercise price of $10.075 per share, subject to anti-dilution adjustments. The Warrant has a term of seven years, expiring June 1, 2007. There are no redemption features to the Series B Preferred Stock. The aggregate purchase price for these instruments was $30.0 million, of which approximately $26.5 million was allocated to the Series B Preferred Stock and approximately $3.5 million to the Warrant. The net proceeds from the sale have been used to repay indebtedness. No underwriting discounts or commissions were paid in connection with the sale of the securities.


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


D. EARNINGS PER SHARE


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


E. ACCOUNTS AND NOTES RECEIVABLE


         Included in current accounts and notes receivable at June 30, 2000 and December 31, 1999 are:

(In thousands)                                             2000              1999
                                                       ------------      ------------
Trade receivables                                      $     65,335      $     62,054
Unbilled revenues                                             1,702             2,874
                                                       ------------      ------------
Gross trade receivables                                      67,037            64,928
Allowance for doubtful accounts                             (11,048)          (10,836)
                                                       ------------      ------------
Net trade receivables                                        55,989            54,092
Notes and other receivables                                   3,294             3,817
                                                       ------------      ------------
           Total                                       $     59,283      $     57,909
                                                       ============      ============



F. INVENTORY


         The Company's inventory consisted of the following items at June 30, 2000 and December 31, 1999:


(In thousands)                                             2000             1999
                                                       ------------     ------------
Drilling fluids raw materials
   and components                                      $     13,980     $     13,062
Composite mats                                                4,354               --
Logs                                                          3,149            3,338
Supplies                                                        452              724
Other                                                           836              400
                                                       ------------     ------------
   Total                                               $     22,771     $     17,524
                                                       ============     ============


G. LONG-TERM DEBT


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


H. SEGMENT DATA


         Summarized financial information concerning the Company's reportable segments is shown in the following table (dollars in thousands):


                                                 Three Months Ended
                                                      June 30,                            Change
                                           -----------------------------      ------------------------------
                                               2000             1999                $                %
                                           ------------     ------------      ------------      ------------
Revenues by segment:
E&P waste disposal                         $     13,775     $      9,933      $      3,842           39%
Fluids sales & engineering                       30,386           18,795            11,591           62
Mat & integrated services                        16,041           11,796             4,245           36
                                           ------------     ------------      ------------
    Total                                  $     60,202     $     40,524      $     19,678           49%
                                           ============     ============      ============

Operating income (loss) by segment:
E&P waste disposal                         $      4,426     $      3,064      $      1,362           44%
Fluids sales & engineering                        2,178           (6,970)            9,148           NM
Mat & integrated services                         2,792           (1,426)            4,218           NM
                                           ------------     ------------      ------------
    Total by segment                              9,396           (5,332)           14,728           NM
General and administrative expenses                 696              671                25            4
Goodwill amortization                             1,242            1,362              (120)          (9)
                                           ------------     ------------      ------------
    Total operating income (loss)          $      7,458     $     (7,365)     $     14,823           NM%
                                           ============     ============      ============



                                                  Six Months Ended
                                                      June 30,                            Change
                                           -----------------------------      ------------------------------
                                               2000             1999                $                %
                                           ------------     ------------      ------------      ------------
Revenues by segment:
E&P waste disposal                         $     26,237     $     20,767      $      5,470            26%
Fluids sales & engineering                       59,732           42,349            17,383            41
Mat & integrated services                        31,509           30,187             1,322             4
                                           ------------     ------------      ------------
    Total                                  $    117,478     $     93,303      $     24,175            26%
                                           ============     ============      ============
Operating income (loss) by segment:
E&P waste disposal                         $      8,111     $      6,881      $      1,230            18%
Fluids sales & engineering                        3,929           (7,416)           11,345            NM
Mat & integrated services                         5,239            1,410             3,829           272
                                           ------------     ------------      ------------
    Total by segment                             17,279              875            16,404            NM
General and administrative expenses               1,651            1,161               490            42
Goodwill amortization                             2,490            2,533               (43)           (2)
                                           ------------     ------------      ------------
   Total operating income (loss)           $     13,138     $     (2,819)           15,957           NM%
                                           ============     ============      ============



The figures above are shown net of intersegment transfers.

I. ESTIMATES AND RESERVES FOR ASSETS DISPOSED OR ABANDONED


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


J. CHANGE IN METHOD OF ACCOUNTING FOR DEPRECIATION


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


         Operating results for the periods presented have been restated to give effect to the reclassification of results for our solids control operations from a presentation as discontinued operations to a presentation as part of continuing operations of our fluids sales and engineering segment. We decided to discontinue our solids control operations in September 1999 and simultaneously entered into an alliance agreement with a division of Tuboscope which in now providing these services to our customers. Operating results for the quarter and six months ended June 30, 1999 have also been restated to reflect the cumulative effect of an accounting change effective January 1, 1999. Summarized financial information concerning our reportable segments for the three month and six month periods ended June 30, 2000 and 1999 is shown below:



                                                 Three Months Ended
                                                      June 30,                             Change
                                             -----------------------------      ------------------------------
                                                2000              1999               $                %
                                             ------------     ------------      ------------      ------------
Revenues by segment:
E&P waste disposal                           $     13,775     $      9,933      $      3,842           39%
Fluids sales & engineering                         30,386           18,795            11,591           62
Mat & integrated services                          16,041           11,796             4,245           36
                                             ------------     ------------      ------------
    Total                                    $     60,202     $     40,524      $     19,678           49%
                                             ============     ============      ============

Operating income (loss) by segment:
E&P waste disposal                           $      4,426     $      3,064      $      1,362           44%
Fluids sales & engineering                          2,178           (6,970)            9,148           NM
Mat & integrated services                           2,792           (1,426)            4,218           NM
                                             ------------     ------------      ------------
    Total by segment                                9,396           (5,332)           14,728           NM
General and administrative expenses                   696              671                25            4
Goodwill amortization                               1,242            1,362              (120)          (9)
                                             ------------     ------------      ------------
    Total operating income (loss)            $      7,458     $     (7,365)     $     14,823           NM%
                                             ============     ============      ============



                                                  Six Months Ended
                                                        June 30,                           Change
                                             -----------------------------      ------------------------------
                                                2000              1999               $                %
                                             ------------     ------------      ------------      ------------
Revenues by segment:
E&P waste disposal                           $     26,237     $     20,767      $      5,470           26%
Fluids sales & engineering                         59,732           42,349            17,383           41
Mat & integrated services                          31,509           30,187             1,322            4
                                             ------------     ------------      ------------
    Total                                    $    117,478     $     93,303      $     24,175           26%
                                             ============     ============      ============

Operating income (loss) by segment:
E&P waste disposal                           $      8,111     $      6,881      $      1,230           18%
Fluids sales & engineering                          3,929           (7,416)           11,345           NM
Mat & integrated services                           5,239            1,410             3,829          272
                                             ------------     ------------      ------------
    Total by segment                               17,279              875            16,404           NM
General and administrative expenses                 1,651            1,161               490           42
Goodwill amortization                               2,490            2,533               (43)          (2)
                                             ------------     ------------      ------------
    Total operating income (loss)            $     13,138     $     (2,819)     $     15,957           NM%
                                             ============     ============      ============


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


         Fluids Sales and Engineering: The $11.6 million, or 62%, increase in drilling fluids revenue is primarily attributable to the increase in drilling activity. In addition, the drilling fluids segment continued to gain market share in the markets that it serves. During the second quarter of 2000, we serviced an average of 129 rigs, compared to 76 rigs in the second quarter of 1999. The average annualized revenue per rig was approximately $942,000 in the second quarter of 2000, compared to $989,000 for the second quarter of 1999. We are presently working with our customers to implement an average price increase of 5%-6%, which we expect to be fully implemented by the end of the fourth quarter.

         Revenues for this segment include revenues from solids control operations of approximately $171,000 in the second quarter of 2000 and $1.3 million in the second quarter of 1999. These operations were discontinued in September 1999. Certain solids control contracts which remained in progress as of December 31, 1999 were completed in 2000. The average annualized revenues per rig, excluding solids control revenues was $942,000 in the second quarter of 2000, compared to $923,000 for the second quarter of 1999.


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


         Fluids Sales and Engineering: The $9.1 million increase in fluids sales and engineering operating income is due to the increase in revenue of $11.6 million and an improvement in the mix of product sales. The operating margin for the quarter ended June 30, 1999 was burdened by the inclusion of site closure and related costs of approximately $2.6 million. In addition, operating income for this segment includes the results of our solids control operations, which were discontinued in September 1999. Operating results associated with 1999 solids control certificate which were in progress or completed during the quarter, ended June 30, 2000 were break even. Included in the operating loss for the fluids sales and engineering segment for the quarter ended June 30, 1999 in an operating loss of $1.8 million associated with solids control operations. Excluding the effects of the solids control operations and site closure costs in the prior year, operating income in this segment increased $4.8 million, representing an incremental margin of 37%.


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

Goodwill Amortization


         Goodwill amortization for the second quarter of 2000 was $1.2 million, or 2.1% of revenues, compared to $1.4 million, or 3.4% of revenues, in 1999. There were no significant changes in 2000 or 1999 to the carrying value of assets acquired in purchase transactions.


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

Provision for Income Taxes


         For the quarter ended June 30, 2000, we recorded an income tax provision of $1.2 million, reflecting an income tax rate of 40.0%. For the quarter ended June 30, 1999, we recorded an income tax benefit of $5.9 million, reflecting an income tax benefit rate of 53.1%. The effective tax rates are higher than statutory rates for both 2000 and 1999 primarily due to effects of non-deductible goodwill and the low projected income from operations for these periods.

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

         Fluids Sales and Engineering: The $17.4 million, or 41%, increase in drilling fluids revenue is attributable to the increase in drilling activity and market share gains. During the first six months of 2000, we serviced an average of 130 rigs, compared to 90 rigs in the first six months of 1999. The annualized average revenue per rig was approximately $919,000 for the first six months of 2000 compared to $941,000 for the first six months of 1999.

         Revenues for this segment include revenues from solids control operations of approximately $883,000 for the first six months of 2000 and $3.3 million for the first six months of 1999. These operations were discontinued in September 1999. Certain solids control contracts which remained in progress as of December 31, 1999 were completed in 2000. The average annualized revenue per rig excluding solids control revenue was $908,000 for the first six months of 2000 and $868,000 for the fist six months of 1999.

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

         Fluids Sales and Engineering: The $11.3 million increase in fluids sales and engineering operating income is partially due to the increase in revenue of $17.4 million and an improvement in the mix of product sales. The operating margin for the six months ended June 30, 1999 included site closure and related costs of approximately $2.6 million. In addition, operating income for this segment includes the results of our solids control operations, which were discontinued in September 1999. Operating results associated with 1999 solids control contracts which were in progress or completed during the six months ended June 30, 2000 were break even. Included in the operating loss for the fluids sales and engineering segment for the six months ended June 30, 1999 in an operating loss of $2.3 million associated with solids control operations. Excluding the effects of the solids control operations and site closure costs in the prior year, operating income in this segment increased $6.6 million, representing an incremental margin of 33%.

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

General and Administrative Expenses


         General and administrative expenses of $1.7 million for 2000 represented 1.4% of revenues. General and administrative expenses of $1.2 million for 1999 represented 1.2% of revenues. Approximately $308,000 of the increase in general and administrative expenses is associated with increases in certain self-insured health and general liability insurance programs and a reduction in the amount of these costs which are allocated to the operating segments, primarily in the first quarter of 2000.


Goodwill Amortization


         Goodwill amortization for 2000 of $2.5 million, represented 2.1% of revenues. Goodwill amortization for 1999 of $2.5 million, represented 2.7% of revenues. There were no significant changes in 2000 or 1999 to the carrying value of assets acquired in purchase transactions.


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

Provision for Income Taxes


         For the six months ended June 30, 2000, we recorded an income tax provision of $1.7 million, reflecting an income tax rate of 40.3%. For the six months ended June 30, 1999, we recorded an income tax benefit of $5.6 million, reflecting an income tax benefit rate of 54.5%. The effective tax rates are higher than statutory rates for both 2000 and 1999 primarily due to effects of non-deductible goodwill and the low projected income from operations for these periods.

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


         On June 1, 2000, we completed the sale to Fletcher International Limited of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), and a warrant (the "Warrant") to purchase up to 1,900,000 shares of the Common Stock of Newpark at an exercise price of $10.075 per share, subject to anti-dilution adjustments. The Warrant has a term of seven years, expiring June 1, 2007. There are no redemption features to the Series B Preferred Stock. The aggregate purchase price for these instruments was $30.0 million, of which approximately $26.5 million was allocated to the Series B Preferred Stock and approximately $3.5 million to the Warrant. The net proceeds from the sale were used to repay indebtedness.


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