Form 10-Q
period 2000-09-30
NEWPARK RESOURCES INC
filed 2000-11-13
CIK 71829

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


For the quarterly period ended September 30, 2000     Commission File No. 1-2960


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

Common stock, $0.01 par value: 69,521,125 shares at November 10, 2000.


================================================================================

                             NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                               September 30, 2000



   Item                                                                                             Page
   Number       Description                                                                        Number
   ------       -----------                                                                        ------

                PART I

      1         Unaudited Consolidated Financial Statements:
                    Balance Sheets as of September 30, 2000 and
                         December 31, 1999 ............................................................3
                    Statements of Operations for the Three Month and Nine
                         Month Periods Ended September 30, 2000 and 1999...............................4
                    Statements of Comprehensive Income for the Nine Month
                         Periods Ended September 30, 2000 and 1999.....................................5
                    Statements of Cash Flows for the Nine Month Periods
                         Ended September 30, 2000 and 1999.............................................6
                    Notes to Unaudited Consolidated Financial Statements ..............................7
      2         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............................................12

                PART II

      6         Exhibits and Reports on Form 8-K......................................................23
                Signatures ...........................................................................24

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                               September 30,      December 31,
(In thousands, except share data)                                  2000              1999
---------------------------------                              --------------    --------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                $        2,273    $        4,517
      Accounts and notes receivable, less allowance
          of $4,133 in 2000 and $10,836 in 1999                        69,207            57,906
      Inventories                                                      24,524            17,524
      Deferred tax asset                                               13,071            10,463
      Other current assets                                              5,458             8,767
                                                               --------------    --------------
          TOTAL CURRENT ASSETS                                        114,533            99,177

Property, plant and equipment, at cost, net of
      accumulated depreciation                                        181,892           166,603
Cost in excess of net assets of purchased businesses,
      net of accumulated amortization                                 112,558           116,465
Deferred tax asset                                                     26,206            33,595
Other assets                                                           34,627            34,701
                                                               --------------    --------------
                                                               $      469,816    $      450,541
                                                               ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable                                            $           --    $          627
      Current maturities of long-term debt                                407               991
      Accounts payable                                                 24,067            29,232
      Accrued liabilities                                              16,446            14,453
      Arbitration settlement payable                                    3,641             5,630
                                                               --------------    --------------
          TOTAL CURRENT LIABILITIES                                    44,561            50,933

Long-term debt                                                        199,960           209,210
Arbitration settlement payable                                             --             2,451
Other non-current liabilities                                           1,622             1,608
Commitments and contingencies                                              --                --

STOCKHOLDERS' EQUITY:
      Preferred Stock, $.01 par value, 1,000,000 shares
          authorized, 270,000 shares outstanding                       43,410            13,009
      Common Stock, $.01 par value, 100,000,000 shares
          authorized,  69,519,487 shares outstanding in 2000
          and 69,079,243 in 1999                                          695               690
      Paid-in capital                                                 328,582           322,724
      Unearned restricted stock compensation                           (3,163)           (3,838)
      Accumulated other comprehensive income (loss)                      (942)              250
      Accumulated deficit                                            (144,909)         (146,496)
                                                               --------------    --------------
          TOTAL STOCKHOLDERS' EQUITY                                  223,673           186,339
                                                               --------------    --------------
                                                               $      469,816    $      450,541
                                                               ==============    ==============

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Month Periods Ended September 30,
(Unaudited)

                                                                      Three Months Ended       Nine Months Ended
                                                                         September 30,           September 30,
                                                                    ----------------------    ----------------------
(In thousands, except per share data)                                 2000         1999         2000         1999
------------------------------------                                ---------    ---------    ---------    ---------
Revenues                                                            $  68,987    $  50,921    $ 186,466    $ 144,224
Operating costs and expenses:
    Cost of services provided                                          40,415       35,967      112,045       99,423
    Operating costs                                                    15,744       13,802       44,314       42,774
                                                                    ---------    ---------    ---------    ---------

                                                                       56,159       49,769      156,359      142,197
General and administrative expenses                                       587          738        2,238        1,899
Goodwill amortization                                                   1,243        1,197        3,733        3,730
Terminated merger expenses                                                 --        2,400           --        2,400
                                                                    ---------    ---------    ---------    ---------

Operating income (loss)                                                10,998       (3,183)      24,136       (6,002)
Interest income                                                          (178)        (241)        (636)        (771)
Interest expense                                                        4,576        4,171       13,926       12,190
                                                                    ---------    ---------    ---------    ---------

Income (loss) before income taxes and
    cumulative effect of accounting change                              6,600       (7,113)      10,846      (17,421)
Provision for income taxes (benefit)                                    2,670          805        4,380       (4,819)
                                                                    ---------    ---------    ---------    ---------

Income (loss) before cumulative effect
    of accounting change                                                3,930       (7,918)       6,466      (12,602)
Cumulative effect of accounting change,
    (less applicable income taxes)                                         --           --           --        1,471
                                                                    ---------    ---------    ---------    ---------

Net income (loss) before effects of preferred stock                     3,930       (7,918)       6,466      (11,131)

Less:
    Preferred stock dividends and accretion                               637          300        1,350          550
    Non-cash conversion feature at preferred stock issuance                --           --        3,529           --
                                                                    ---------    ---------    ---------    ---------

Net income (loss) applicable to common and common
    equivalent shares                                               $   3,293    $  (8,218)   $   1,587    $ (11,681)
                                                                    =========    =========    =========    =========

Weighted average common and common equivalent shares outstanding:
    Basic                                                              69,299       68,986       69,174       68,917
                                                                    =========    =========    =========    =========
    Diluted                                                            70,315       68,986       69,940       68,917
                                                                    =========    =========    =========    =========

Income (loss) per common share:
    BASIC:
    Income (loss) before cumulative effect of accounting
       change and effects of preferred stock                        $    0.06    $   (0.11)   $    0.09    $   (0.18)
    Preferred stock dividends and accretion                             (0.01)       (0.00)       (0.02)       (0.01)
    Non-cash conversion feature at preferred stock issuance                --           --        (0.05)          --
                                                                    ---------    ---------    ---------    ---------
    Income (loss) before cumulative effect                               0.05        (0.12)        0.02        (0.19)
    Cumulative effect of accounting change                                 --           --           --         0.02
                                                                    ---------    ---------    ---------    ---------

       Net income (loss)                                            $    0.05    $   (0.12)   $    0.02    $   (0.17)
                                                                    =========    =========    =========    =========

    DILUTED:
    Income (loss) before cumulative effect of accounting
       change and effects of preferred stock                        $    0.06    $   (0.11)   $    0.09    $   (0.18)
    Preferred stock dividends and accretion                             (0.01)       (0.00)       (0.02)       (0.01)
    Non-cash conversion feature at preferred stock issuance                --           --        (0.05)          --
                                                                    ---------    ---------    ---------    ---------
    Income (loss) before cumulative effect                               0.05        (0.12)        0.02        (0.19)
    Cumulative effect of accounting change                                 --           --           --         0.02
                                                                    ---------    ---------    ---------    ---------
       Net income (loss)                                            $    0.05    $   (0.12)   $    0.02    $   (0.17)
                                                                    =========    =========    =========    =========

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Month Periods Ended September 30,
(Unaudited)

(In thousands)                                         2000        1999
--------------                                       --------    --------
Net income  (loss)                                   $  6,466    $(11,131)

Other comprehensive income (loss):
          Foreign currency translation adjustments     (1,192)        851
                                                     --------    --------

Comprehensive income (loss)                          $  5,274    $(10,280)
                                                     ========    ========


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30,
(Unaudited)

(In thousands)                                                                   2000        1999
---------------                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $  6,466    $(11,131)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                              17,099      21,011
      Provision for deferred income taxes (benefits)                              4,781      (4,819)
      Cumulative effect of accounting change                                         --      (1,471)
      Other                                                                        (674)        (50)
Change in assets and liabilities, net of effects of acquisitions:
      Decrease (increase) in accounts and notes receivable                      (12,615)        224
      Increase in inventories                                                    (7,000)     (3,389)
      Decrease in other assets                                                      396       9,631
      Decrease  in accounts payable                                              (5,384)     (5,440)
      Decrease in accrued liabilities and other                                  (2,490)     (1,532)
                                                                               --------    --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                 579       3,034
                                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                      (24,732)    (32,832)
      Proceeds from disposal of property, plant and equipment                       974         386
      Payments received on notes receivable                                         558       1,415
                                                                               --------    --------
          NET CASH USED IN INVESTING ACTIVITIES                                 (23,200)    (31,031)
                                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from preferred stock offering                                     29,725      14,750
      Net borrowings on lines of credit                                             817       1,091
      Proceeds from equipment leasing                                                63       9,320
      Principal payments on notes payable and long-term debt                    (11,341)     (1,318)
      Proceeds from exercise of stock options                                     1,113         512
                                                                               --------    --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                              20,377      24,355
                                                                               --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (2,244)     (3,642)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    4,517       6,611
                                                                               --------    --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                 $  2,273    $  2,969
                                                                               ========    ========


Included in accounts payable and accrued liabilities at September 30, 2000 and 1999 were equipment purchases of approximately $1.5 million and $2.4 million, respectively.

Interest of $11.2 million and $10.7 million was paid during the nine months ending September 30, 2000 and 1999, respectively. There were no income taxes paid during the nine months ending September 30, 2000. Income tax refunds, net of payments, totaled $11.8 million for the nine months ending September 30, 1999.


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                             NEWPARK RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.      INTERIM FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark" or the "Company") as of September 30, 2000, and the results of its operations and its cash flows for the three month and nine month periods ended September 30, 2000 and 1999. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 1999 audited financial statements and related notes filed on Form 10-K, as amended. The results of operations for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

        Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

B.       SALE OF SOLIDS CONTROL OPERATIONS

         In September 1999, management adopted a plan to discontinue its solids control operations and simultaneously entered into an alliance agreement with a division of Tuboscope, which is now providing some of these services to Newpark's customers. The operating results for the solids control operations are included in the results for the fluids sales and engineering segment. All solids control contracts were completed during the second quarter of 2000. Revenues from the solids control operations totaled $2.0 million in the third quarter of 1999. Revenues from the solids control operations totaled approximately $883,000 for the first nine months of 2000 and $5.3 million for the first nine months of 1999. These operations were at break even for the third quarter and first nine months of 2000, and generated operating losses of approximately $2.2 million in the third quarter of 1999 and $4.5 million for the first nine months of 1999.

         The 1999 results for the solids control operations had previously been reported as discontinued operations in the financial statements. The previously filed financial statements have been restated to reflect the inclusion of the results for the solids control operations as part of continuing operations of the fluids sales and engineering segment.

         The following table shows the previously reported and restated amounts:

                                                    Three Months             Nine Months
                                                Ended September 30,      Ended September 30,
                                                        1999                    1999
                                               ---------------------    ---------------------
As previously reported-

   Loss from continuing operations before
     cumulative effect of accounting changes   $              (6,602)   $              (9,866)

   Net loss                                    $              (7,918)   $             (11,131)

                                                      Three Months           Nine Months
                                                  Ended September 30,    Ended September 30,
                                                         1999                   1999
                                                  -------------------    -------------------
   Loss per common and common equivalent share:
   Basic:
   Continuing operations                          $              (.10)   $              (.15)
   Net loss                                       $              (.12)   $              (.17)

   Diluted:
   Continuing operations                          $              (.10)   $              (.15)
   Net loss                                       $              (.12)   $              (.17)

As restated-

   Loss before cumulative effect of accounting
     changes                                      $            (7,918)   $           (12,602)

   Net loss                                       $            (7,918)   $           (11,131)

   Loss per common and common equivalent share:
   Basic:
   Loss before cumulative effect of accounting
     changes                                      $              (.11)   $              (.18)
   Net loss                                       $              (.12)   $              (.17)

   Diluted:
   Loss before cumulative effect of accounting
     changes                                      $              (.11)   $              (.18)
   Net loss                                       $              (.12)   $              (.17)

C.      EARNINGS PER SHARE

        Basic net income (loss) per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share for the quarter and nine months ended September 30, 2000 were calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus the weighted-average number of dilutive stock options and warrants, which totaled 1,016,000 shares and 766,000 shares for the respective periods. Options and warrants which were considered antidilutive because the exercise prices exceeded the average price for the applicable period totaled approximately 1.6 million shares and 2.7 million shares during the quarter and nine months ended September 30, 2000, respectively.

        Since the Company incurred a loss per share for the quarter and nine months ended September 30, 1999, all effects of options and warrants were excluded from the calculations of diluted loss per share for these periods. Options and warrants excluded from the computation of diluted loss per share for these periods that could potentially dilute basic EPS in the future totaled 7,529,000 shares.

D.      ACCOUNTS AND NOTES RECEIVABLE

        Included in current accounts and notes receivable at September 30, 2000 and December 31, 1999 are:

(In thousands)
                                    2000        1999
                                  --------    --------
Trade receivables                 $ 68,209    $ 62,051
Unbilled revenues                      840       2,874
                                  --------    --------
Gross trade receivables             69,049      64,925
Allowance for doubtful accounts     (4,133)    (10,836)
                                  --------    --------
Net trade receivables               64,916      54,089
Notes and other receivables          4,291       3,817
                                  --------    --------
        Total                     $ 69,207    $ 57,906
                                  ========    ========

        During the quarter ended September 30, 2000, previously reserved receivables of approximately $6.7 million were written off against the allowance balance upon settlement of all claims.

E.      INVENTORY

        The Company's inventory consisted of the following items at September 30, 2000 and December 31, 1999:


(In thousands)                    2000      1999
                                -------   -------
Drilling fluids raw materials
   and components               $18,010   $13,062
Composite mats                      223        --
Logs                              5,074     3,338
Supplies                            407       724
Other                               810       400
                                -------   -------
   Total                        $24,524   $17,524
                                =======   =======

F.      LONG-TERM DEBT

        As of September 30, 2000, the Company has outstanding $125 million of unsecured senior subordinated notes (the "Notes") which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on June 15 and December 15.

        As of September 30, 2000, the Company also maintained a $100.0 million bank credit facility, including up to $20.0 million in standby letters of credit, in the form of a revolving line of credit commitment, which expires December 31, 2001. At September 30, 2000, $15.8 million in letters of credit were issued and outstanding under the credit facility and $73.5 million was outstanding under the revolving facility, leaving $10.7 million of availability under this facility at September 30, 2000. The facility bears interest at either a specified prime rate (9.5% at September 30, 2000) or the LIBOR rate (6.68% at September

30, 2000) plus a spread determined quarterly based on the ratio of the Company's funded debt to cash flow. The current interest rate under the credit facility is prime plus .75% (10.25% at November 3, 2000) or LIBOR plus 3.25% (9.85% at November 3, 2000). The Company was in compliance with all financial covenants of the credit facility as of September 30, 2000.

G.      SEGMENT DATA

        Summarized financial information concerning the Company's reportable segments is shown in the following table (dollars in thousands):

                                       Three Months Ended
                                          September 30,                Change
                                      ---------------------    ----------------------
                                          2000      1999            $            %
                                      ---------   ---------    ---------    ---------
Revenues by segment:
E&P waste disposal                    $  15,409   $   9,856    $   5,553           56%
Fluids sales & engineering               33,806      25,932        7,874           30
Mat & integrated services                19,772      15,133        4,639           31
                                      ---------   ---------    ---------
    Total                             $  68,987   $  50,921    $  18,066           35%
                                      =========   =========    =========

Operating income (loss) by segment:
E&P waste disposal                    $   5,297   $   2,353    $   2,944          125%
Fluids sales & engineering                2,140      (1,921)       4,061           NM
Mat & integrated services                 5,391         720        4,671          649
                                      ---------   ---------    ---------
   Total by segment                      12,828       1,152       11,676        1,014
General and administrative expenses         587         738         (151)         (20)
Goodwill amortization                     1,243       1,197           46            4
Terminated merger expenses                   --       2,400       (2,400)          NM
                                      ---------   ---------    ---------
    Total operating income (loss)     $  10,998   $  (3,183)   $  14,181           NM%
                                      =========   =========    =========

                                       Nine Months Ended
                                          September 30,                Change
                                      ---------------------    ----------------------
                                          2000      1999            $            %
                                      ---------   ---------    ---------    ---------
Revenues by segment:
E&P waste disposal                    $  41,647   $  30,623    $  11,024           36%
Fluids sales & engineering               93,538      68,281       25,257           37
Mat & integrated services                51,281      45,320        5,961           13
                                      ---------   ---------    ---------
    Total                             $ 186,466   $ 144,224    $  42,242           29%
                                      =========   =========    =========

Operating income (loss) by segment:
E&P waste disposal                    $  13,408   $   9,459    $   3,949           42%
Fluids sales & engineering                6,069      (9,562)      15,631           NM
Mat & integrated services                10,630       2,130        8,500          399
                                      ---------   ---------    ---------
    Total by segment                      2,027       1,385
General and administrative expenses       2,238       1,899          339           18
Goodwill amortization                     3,733       3,730            3            0
Terminated merger expenses                   --       2,400       (2,400)          NM
                                      ---------   ---------    ---------
    Total operating income (loss)     $  24,136   $  (6,002)   $  30,138           NM%
                                      =========   =========    =========


  The figures above are shown net of intersegment transfers.

H.      CHANGE IN METHOD OF ACCOUNTING FOR DEPRECIATION

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

        The reported income for the nine months ended September 30, 1999 was increased by $1,471,000 (related per share amounts of $.02 basic and diluted) reflecting the cumulative effect (net of income taxes) on years prior to 1999 for the change in accounting for depreciation.

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

RESULTS OF OPERATIONS

         Our operating results depend primarily on the level of oil and gas drilling activity in the markets we serve. These levels in turn depend, to a great extent, on oil and gas commodities pricing, inventory levels and product demand. Key average rig count data for the last several quarters is listed in the following table:

                                     1Q99      2Q99     3Q99     4Q99     1Q00     2Q00     3Q00
                                     -----    -----    -----    -----    -----    -----    -----
U.S. Rig Count                         551      521      637      773      770      845      982
Gulf Coast market                      185      172      183      213      223      240      270
Gulf Coast market to total            33.6%    33.0%    28.7%    27.6%    29.0%    28.4%    27.5%
Canadian Rig Count                     290      104      253      337      480      212      314

---------
Source:  Baker Hughes Incorporated

           The Gulf Coast market, our primary market, accounted for approximately 75% of revenues for the first nine months of 2000 and includes:
(1) South Louisiana Land; (2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. According to Baker Hughes Incorporated, as of the week ended November 3, 2000, the U.S. rig count was 1,078, with 283 rigs, or 26.3%, within our primary market. The quarterly fluctuations in the Canadian rig count generally reflect the seasonal nature of drilling activity related to drilling site access. As of the week ended November 3, 2000, the Canadian rig count was 362.

         Average crude oil and natural gas prices for the last several quarters is listed in the following table:

                                          1Q99     2Q99     3Q99     4Q99     1Q00     2Q00     3Q00
                                         ------   ------   ------   ------   ------   ------   ------
West Texas Inter. Crude ($/bbl)          $13.17   $17.66   $21.72   $24.52   $28.91   $28.95   $31.70
U.S. Spot Natural Gas ($/mcf)            $ 1.80   $ 2.24   $ 2.55   $ 2.48   $ 2.63   $ 3.67   $ 4.49

---------
Source:  Wall Street Journal

         Since the first quarter of 1999, we have seen steady improvement in crude oil and natural gas prices, which continued into the third quarter of 2000. With the improvement in oil and gas prices in the second half of 1999, the average rig activity increased for the first time in six quarters during the third quarter of 1999. The increase in rig activity has continued through the third quarter of 2000, but has trailed the recovery in oil and gas prices.

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

         In September 1999, we decided to discontinue our solids control operations and simultaneously entered into an alliance agreement with a division of Tuboscope, which is now providing some of these services to our customers. Prior year results for these solids control operations were previously reported as discontinued operations. Operating results for the prior year have been restated to give effect to the reclassification of these results from a presentation as discontinued operations to a presentation as part of continuing operations of our fluids sales and engineering segment. Operating results for the quarter and nine months ended September 30, 1999 have also been restated to reflect the cumulative effect of an accounting change effective January 1, 1999. Summarized financial information concerning our reportable segments for the three month and nine month periods ended September 30, 2000 and 1999 is shown below:

                                       Three Months Ended
                                          September 30,               Change
                                      ---------------------    ----------------------
                                        2000        1999           $            %
                                      ---------   ---------    ---------    ---------
Revenues by segment:
E&P waste disposal                    $  15,409   $   9,856    $   5,553           56%
Fluids sales & engineering               33,806      25,932        7,874           30
Mat & integrated services                19,772      15,133        4,639           31
                                      ---------   ---------    ---------
    Total                             $  68,987   $  50,921    $  18,066           35%
                                      =========   =========    =========

Operating income (loss) by segment:
E&P waste disposal                    $   5,297   $   2,353    $   2,944          125%
Fluids sales & engineering                2,140      (1,921)       4,061           NM
Mat & integrated services                 5,391         720        4,671          649
                                      ---------   ---------    ---------
   Total by segment                      12,828       1,152       11,676        1,014
General and administrative expenses         587         738         (151)         (20)
Goodwill amortization                     1,243       1,197           46            4
Terminated merger expenses                   --       2,400       (2,400)          NM
                                      ---------   ---------    ---------
    Total operating income (loss)     $  10,998   $  (3,183)   $  14,181           NM%
                                      =========   =========    =========

                                        Nine Months Ended
                                          September 30,               Change
                                      ---------------------    ----------------------
                                        2000        1999           $            %
                                      ---------   ---------    ---------    ---------

Revenues by segment:
E&P waste disposal                    $  41,647   $  30,623    $  11,024           36%
Fluids sales & engineering               93,538      68,281       25,257           37
Mat & integrated services                51,281      45,320        5,961           13
                                      ---------   ---------    ---------
    Total                             $ 186,466   $ 144,224    $  42,242           29%
                                      =========   =========    =========

Operating income (loss) by segment:
E&P waste disposal                    $  13,408   $   9,459    $   3,949           42%
Fluids sales & engineering                6,069      (9,562)      15,631           NM
Mat & integrated services                10,630       2,130        8,500          399
                                      ---------   ---------    ---------
    Total by segment                     30,107       2,027       28,080        1,385

General and administrative expenses       2,238       1,899          339           18
Goodwill amortization                     3,733       3,730            3            0
Terminated merger expenses                   --       2,400       (2,400)          NM
                                      ---------   ---------    ---------
    Total operating income (loss)     $  24,136   $  (6,002)   $  30,138           NM%
                                      =========   =========    =========

  The figures above are shown net of intersegment transfers.

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

Revenues

         E&P Waste Disposal: The $5.6 million, or 56%, increase in waste disposal revenue is attributable to the increases in drilling activity and the resulting increase in waste volumes received. Drilling rig activity in our primary gulf coast market increased 48% during the third quarter of 2000 compared to the same period in 1999. During the third quarter of 2000, we received 1,091,000 barrels of E&P waste compared to 784,000 barrels in the comparable quarter of 1999, a 39% increase. Average revenue per barrel increased from $10.60 per barrel in 1999 to $11.51 per barrel in 2000. Revenues for the quarter ended September 30, 2000 included $574,000 from nonhazardous industrial disposal operations, which began in August 1999. Revenues from these operations were $176,000 in the comparable period of 1999. NORM revenues were $1.5 million in 2000, as compared to $600,000 in 1999.

         Recently, we have seen an increase in activity in the environmentally sensitive South Louisiana Transition Zone, which should translate into future revenue growth if the trend continues. This development is important, since a Transition Zone drilling rig generates five to six times the waste volume of other, less tightly regulated markets. In addition, we are continuing to work with our customers to implement a 4% price increase, which we expect to be fully implemented by the end of the fourth quarter. This price increase is in response to increases in certain operating costs.

         New offshore regulations regarding the limitation of discharges of synthetic fluids and drill cuttings containing synthetic fluids have recently been announced and are expected to be effective in early 2001. These regulations, as proposed, would eliminate the discharge of synthetic fluids and would reduce the allowable percentage of drill cuttings containing synthetic fluids to 6.9% of total discharges by volume. We expect to experience some increase in waste volumes as a result of these new regulations once they become effective.

         Fluids Sales and Engineering: Fluids sales and engineering revenues increased $7.9 million, or 30%. During the third quarter of 2000, we serviced an average of 152 rigs, compared to 94 rigs in the third quarter of 1999. The average annualized revenue per rig was approximately $890,000 in the third quarter of 2000, compared to $881,000 for the third quarter of 1999. We are continuing to work with our customers to implement an average price increase of 5%-6%, which we expect to be fully implemented by the end of the fourth quarter.

         Revenues of this segment include revenues from solids control operations of approximately $2.0 million in the third quarter of 1999. There were no solids control revenues in the third quarter of 2000. These operations were discontinued in September 1999. Certain solids control contracts that remained in progress as of December 31, 1999 were completed by June 2000. The average annualized revenue per rig, excluding solids control revenues, was $791,000 for the third quarter of 1999.

         Many of our drilling fluids customers are independent operators that are active in the inland waters and the shelf of the Gulf of Mexico markets. Recently these areas have seen an increase in activity. Drilling in these markets usually involves more complicated drilling programs resulting in greater amounts of drilling fluids sales and engineering services as compared to other land drilling markets.

         Mat and Integrated Services: The $4.6 million, or 31%, increase in mat and integrated services revenues is due to both an increase in pricing and an increase in volume of mat locations associated with increases in drilling activity and expansion of Canadian operations. The average price per square foot for mat locations installed was $0.99 in the third quarter of 2000, compared to $0.59 in the third quarter of 1999 and $.71 in the second quarter of 2000. The average pricing in the prior year was negatively impacted by weak demand and the lack of Transition Zone work, which tends to earn a premium in pricing for mat locations due to the complexity and size of the projects. Beginning late in the third quarter of 2000, we have seen a significant increase in mat locations for drilling in the Transition Zone market, and we have indications from our customers that this market will continue to be active for the remainder of the year and into 2001. Should the activity in this market continue to increase, we believe it would have a positive impact on both revenues and operating margins for this segment.

         Canadian mat revenues were $2.3 million in the third quarter of 2000, compared to $700,000 for the third quarter of 1999. Canadian mat revenues for 2000 include rental charges associated with a pending sale of 1,000 mats to a Canadian E&P company, subject to a 60-day evaluation period. This customer has recently accepted these mats, for which additional sales revenues will be recorded in the fourth quarter. This customer has also agreed to purchase an additional 500 mats in the fourth quarter and is evaluating the purchase of more mats for projects planned during the spring of 2001 when site access problems traditionally begin to increase. We are continuing to pursue the military, governmental and commercial markets for sales of our composite mat system. We continue to believe that our efforts in this new market should begin to show positive results in the near future.

Operating Income

         E&P Waste Disposal: The $2.9 million increase in waste disposal operating income represents a 125% increase from the prior year period and an incremental margin (the increase in operating income divided by the increase in revenue) of 53%. Increases in certain operating costs, including barge rental, maintenance (in particular at our west Texas operations), personnel, fuel and utility costs, negatively impacted the incremental margin for this segment. Offsetting these increases in operating costs for the quarter was an increase in higher-margin NORM revenues from $600,000 in 1999 to $1.5 million in 2000.

         As noted above, we are continuing to implement a 4% price increase. This price increase, along with moderating costs, are expected to improve the incremental margins for this segment over the remainder of the year.

         Fluids Sales and Engineering: Fluids sales and engineering operating income increased $4.1 million on a $7.9 million increase in revenues. Operating income for this segment includes the results of our solids control operations, which were discontinued in September 1999. Included in the operating loss for the fluids sales and engineering segment for the quarter ended September 30, 1999 is an operating loss of $2.2 million associated with solids control operations. Excluding the effects of the solids control operations in the prior year, operating income in this segment increased $1.9 million, representing an incremental margin of 19%.

         The operating margin of the drilling fluids segment is affected by the mix of products sold. There is a significant difference in the gross margins recognized on commodity products, primarily barite, and those recognized for specialty products. We expect to recognize the benefits of newly introduced products such as DeepDrill(TM) and other specialty products as these products gain wider customer acceptance. We expect to obtain better margins on commodity products as market activity increases, which should improve pricing and lower product costs. In addition, as noted above, we are continuing to implement a 5%-6% price increase over the remainder of 2000. The positive effects of these price increases and increases in the mix of higher margin products are expected to be partially offset by increases in certain operating costs, including fuel, personnel and infrastructure costs of expanded offshore base operations.

         Mat and Integrated Services: Mat and integrated services operating income increased $4.7 million on a $4.6 million increase in revenues. The high incremental margin is attributable to reductions in operating costs and improved pricing due to favorable changes in mix; however, we do not anticipate that incremental margins will be as high in the future. During 1998 and 1999, we disposed of a significant portion of our domestic wooden mat fleet. In 1999, we also recorded an impairment charge for our remaining domestic wooden mat fleet, in response to both changing market conditions and our introduction of the new composite mat. This reduction in basis significantly lowered depreciation expense for the mat fleet. In addition, the significantly lower maintenance, transportation, and other associated costs, and substantially longer useful life of the composite mat system as compared to the wooden mat system are expected to enhance future operating margins for this segment. These benefits of the composite mat system are also expected to better position the segment to compete against competitive pricing pressures.

Interest Income/Expense

         Net interest expense was $4.4 million for the third quarter of 2000, an increase of $468,000, or 11.9%, as compared to $3.9 million for the third quarter of 1999. The increase in net interest cost is due to an increase in the average effective interest rate from 8.94% in 1999 to 9.48% in 2000. This increase in the effective interest rate was partially offset by a reduction in average borrowings outstanding of $2.6 million. In addition, interest capitalization decreased from $451,000 in the third quarter of 1999 to $220,000 in the third quarter of 2000. As noted below, in June 2000, we issued $30 million of preferred stock and warrants, the proceeds of which were used for the repayment of debt. During the third quarter of 2000, the interest rate on the credit facility was reduced from Prime plus 1.25% or LIBOR plus 4% to prime plus .75% or LIBOR plus 3.25% as financial ratios improved the variable grid pricing on our credit facility.

Provision for Income Taxes

         For the quarter ended September 30, 2000, we recorded an income tax provision of $2.7 million, reflecting an income tax rate of 40.5%. For the quarter ended September 30, 1999, we recorded an income tax provision of $805 million, on a pretax loss of $7.1 million. The effective tax rate for 2000 is higher than statutory rates primarily due to effects of non-deductible goodwill and the comparatively low projected annual income from operations for 2000.

Preferred Stock Dividends and Accretion of Discount

         As discussed in Liquidity and Capital Resources below, in June 2000, we sold 120,000 shares of Series B Preferred Stock. In April 1999, we sold 150,000 shares of Series A Preferred Stock. The Series B Preferred Stock is not redeemable. The Series A Preferred Stock is redeemable at our option anytime after April 16, 2004. For the quarter ended September 30, 2000, dividends totaling $525,000 were paid or accrued on preferred stock. This compares to $188,000 of dividends for the quarter ended September 30, 1999. The accretion of the discount on the Series A Preferred Stock was $112,000 for the quarter ended September 30, 2000 and 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

         E&P Waste Disposal: The $11.0 million, or 36%, increase in waste disposal revenue is attributable to the increases in drilling activity and the resulting increase in waste volumes received. In these same periods, drilling rig activity in the Gulf Coast market, our primary market, increased 36%. During the first nine months of 2000, we received 3,094,000 barrels of E&P waste, compared to 2,361,000 barrels in the comparable period of 1999, a 31% increase. Average revenue per barrel increased slightly during the comparable periods. The nine months ended September 30, 2000 included $1.2 million of revenue from nonhazardous industrial disposal operations, which began in August 1999, compared to approximately $200,000 in 1999.

         Fluids Sales and Engineering: Fluids sales and engineering revenues increased $25.3 million, or 37%. During the first nine months of 2000, we serviced an average of 138 rigs, compared to 82 rigs in the first nine months of 1999. The annualized average revenue per rig was approximately $892,000 in the first nine months of 2000 compared to $1,024,000 for the first nine months of 1999. The decline in the annualized revenue per rig is due to the mix of rig locations, with a lower percentage of rigs serviced in 2000 in the Gulf Coast market, which generates a larger volume of drilling fluids revenue per rig serviced. In addition, the annualized revenue per rig was impacted by the decision to discontinue operations of the solids control operations. Revenues from solids control operations were $883,000 for the first nine months of 2000 and $5.3 million for the first nine months of 1999. The average revenue per rig excluding solids control revenues was $884,000 for the first nine months of 2000 and $938,000 for the first nine months of 1999.

         Mat and Integrated Services: The $6.0 million, or 13%, increase in mat and integrated services revenue is significantly lower than the increase in rig activity, primarily due to weakness in the wetlands and Transition Zone market in the first half of 2000. This weakness was partially offset by improvement in pricing and expansion of Canadian operations. The average price per square foot was $0.83 in the first nine months of 2000, compared to $0.64 in the first nine months of 1999. Canadian mat revenues were $5.2 million for the first nine months of 2000, compared to $1.3 million for the first nine months of 1999.

Operating Income

         E&P Waste Disposal: The $3.9 million increase in waste disposal operating income represents a 42% increase from the prior year period and an incremental margin of 36%. As noted above, increases in certain operating costs, including barge rental, maintenance, personnel, fuel and utility costs, negatively impacted the incremental margin for this segment. In addition, as noted previously, the mix of waste received during the first six months of 2000 included a greater percentage of products that required special handling and processing costs that were unusual in nature, resulting in a lower than expected incremental margin.

         Fluids Sales and Engineering: Fluids sales and engineering operating income increased $15.6 million on an increase in revenue of $25.3 million. The operating margin for the nine months ended September 30, 1999 included site closure and related costs of approximately $2.6 million. In addition, operating income for this segment includes the results of our solids control operations, which were discontinued in September 1999. Included in the operating loss for the fluids sales and engineering segment for the nine months ended September 30, 1999 is an operating loss of $3.8 million associated with solids control operations. Excluding the effects of solids control operations and site closure costs in the prior year, operating income in this segment increased $9.2 million, representing an incremental margin of 31%.

         Mat and Integrated Services: The $8.5 million increase in mat and integrated services operating income is attributable to several factors. These include the $6.0 million increase in revenues, improved per unit pricing and reductions in operating costs, particularly depreciation, associated with resizing our domestic wooden mat fleet and introducing our new composite mat system, as noted above.

Interest Income/Expense

         Net interest expense was $13.3 million for 2000, an increase of $1.8 million, or 16.4%, as compared to $11.4 million for 1999. The increase in net interest cost is due to an increase of $6.9 million in average outstanding borrowings and an increase in the average effective interest rate from 8.88% in 1999 to 9.50% in 2000. In addition, interest capitalization decreased from $1.3 million in the first nine months of 1999 to $740,000 in the first nine months of 2000. The increase in average outstanding borrowings under our bank credit facility was primarily used to fund capital expenditures. As noted below, in June 2000, the Company issued $30 million of preferred stock, the proceeds of which where used to repay debt.

Provision for Income Taxes

         For the nine months ended September 30, 2000, we recorded an income tax provision of $4.4 million, reflecting an income tax rate of 40.4%. For the nine months ended September 30, 1999, we recorded an income tax benefit of $4.8 million, reflecting an income tax benefit rate of 27.7%. The effective tax rate for 2000 is higher than statutory rates primarily due to effects of non-deductible goodwill and the comparatively low projected annual income from operations for 2000.

Cumulative Effect of Accounting Change

         Results for the nine months ended September 30, 1999 includes the cumulative effect, net of income taxes, of a change in accounting for depreciation on certain assets used in our barite grinding activity and in our waste disposal business. As a result of this change in accounting for depreciation, the reported income from operations for the nine months ended September 30, 1999 was increased by $1,471,000, with related per share amounts of $.02 basic and diluted. This reflects the cumulative effect, net of income taxes, of the change on years prior to 1999.

Preferred Stock Dividends and Accretion of Discount

         For the nine months ended September 30, 2000, dividends totaling $1.0 million were paid or accrued on preferred stock. This compares to $344,000 of dividends for the first nine months of 1999. The accretion of the discount on the Series A Preferred Stock was $336,000 for the nine months ended September 30, 2000. This compares to $206,000 for the nine months ended September 30, 1999.

         As required by EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", during the nine months ended September 30, 2000, we recorded a one-time adjustment of $3.5 million ($.05 per share) to our equity accounts to reflect the value assigned to the conversion feature of the Series B Preferred Stock at the date of issuance. This adjustment did not have any effect on our operating results or total equity, and we issued no additional shares or cash.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position increased by $21.7 million during the first nine months of 2000. Key working capital data is provided below (dollars in thousands):

                                                 September 30,      December 31,
                                                     2000              1999
                                                ---------------   ---------------
              Working Capital (000's)           $        69,972   $        48,244
              Current Ratio                                2.57              1.95

         Our long term capitalization was as follows (in thousands):

                                                   September 30,    December 31,
                                                      2000              1999
                                                 ---------------   ---------------
Long-term debt
 (including current maturities):
        Credit facility                          $        73,450   $        83,250
        Subordinated debt                                125,000           125,000
        Other                                              1,917             1,951
                                                 ---------------   ---------------
        Total long-term debt                             200,367           210,201

Stockholders' equity                                     223,673           186,339
                                                 ---------------   ---------------

        Total capitalization                     $       424,040   $       396,540
                                                 ===============   ===============

         For the nine months ended September 30, 2000, our working capital needs were met primarily from the preferred stock offering discussed below. The net cash provided by financing activities of $20.5 million and net cash provided by operating activities of $504,000 helped to provide for total cash of $23.2 million used in investing activities.

         As of September 30, 2000, we also maintained a $100.0 million bank credit facility, including up to $20.0 million in standby letters of credit, in the form of a revolving line of credit commitment, which expires December 31, 2001. We are currently in discussions with the banks to enter into a new $125 million credit facility. This new facility is anticipated to have terms similar to the existing credit facility. These discussions are expected to be completed by December 31, 2000.

         At September 30, 2000, $15.8 million in letters of credit were issued and outstanding under the credit facility and $73.5 million was outstanding under the revolving facility, leaving $10.7 million of availability under this facility at September 30, 2000. The facility bears interest at either a specified prime rate (9.5% at September 30, 2000) or the LIBOR rate (6.68% at September 30, 2000) plus a spread determined quarterly based on the ratio of our funded debt to cash flow. The current interest rate under the credit facility is prime plus .75% (10.25% at November 3, 2000) or LIBOR plus 3.25% (9.85% at November 3, 2000). We were in compliance with all financial covenants of the credit facility as of September 30, 2000.

         Our Senior Subordinated Notes do not contain any financial covenants. However, if we do not meet the financial covenants of the Credit Facility and are unable to obtain an amendment from the banks, we would be in default under the Credit Facility, which would cause the Notes to be in default. The Notes and the Credit Facility also contain covenants that significantly limit the payment of dividends on our Common Stock.

         On June 1, 2000, we completed the sale to Fletcher International Limited of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), and a warrant (the "Warrant") to purchase up to 1,900,000 shares of our Common Stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. The Warrant has a term of seven years, expiring June 1, 2007. There are no redemption features to the Series B Preferred Stock. The aggregate purchase price for these instruments was $30.0 million, of which approximately $26.5 million was allocated to the Series B Preferred Stock and approximately $3.5 million to the Warrant. The net proceeds from the sale were used to repay indebtedness.

         For the next twelve months, we anticipate total capital expenditures of approximately $26 million, primarily associated with the purchase of composite mats.

         Approximately $7 million of operating lease funding was obtained in 2000 for the leasing of new composite mats. We have also obtained a commitment for up to $5 million of additional operating lease financing for new composite mats, which we expect to utilize in the fourth quarter of 2000. We are in the process of selling our office building in Lafayette, Louisiana that should yield approximately $3.2 million. We plan to subsequently lease this facility from the new owner under an operating lease.

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

                  None.

                             NEWPARK RESOURCES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  November 10, 2000


                                        NEWPARK RESOURCES, INC.




                                        By:  /s/Matthew W. Hardey
                                             ----------------------------------
                                             Matthew W. Hardey, Vice President
                                               and Chief Financial Officer