Form 10-K405
period 2000-12-31
NEWPARK RESOURCES INC
filed 2001-03-23
CIK 71829

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000           COMMISSION FILE NO. 1-2960

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

    At March 15, 2001 the aggregate market value of the voting stock held by non-affiliates of the registrant was $559,880,000. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.

    As of March 15, 2001, a total of 69,723,407 shares of Common Stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13 hereof) is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 14, 2001.

================================================================================

                            NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

ITEM                                                                               PAGE
NUMBER         DESCRIPTION                                                         NUMBER
------         -----------                                                         ------
               PART I

    1          Business                                                               3

    2          Properties                                                            20

    3          Legal Proceedings                                                     21

    4          Submission of Matters to a Vote of Security Holders                   22

               PART II

    5          Market for the Registrant's Common Equity and
                  Related Stockholder Matters                                        23

    6          Selected Financial Data                                               25

    7          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                27

    7A         Quantitative and Qualitative Disclosures about Market Risk            36

    8          Financial Statements and Supplementary Data                           38

    9          Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                             71

               PART III

    10         Directors and Executive Officers of the Registrant                    71

    11         Executive Compensation                                                71

    12         Security Ownership of Certain Beneficial Owners
                  and Management                                                     71

    13         Certain Relationships and Related Transactions                        71

               PART IV

    14         Exhibits, Financial Statement Schedules, and Reports on Form 8-K      72

               Signatures                                                            75

               Note: The responses to Items 10, 11, 12 and 13 are included in the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held June 14, 2001. The required information is incorporated into this Report by reference to such document and is not repeated here.

PART I

ITEM 1. BUSINESS

GENERAL

        Newpark Resources, Inc. is a leading provider of drilling fluids, site access and environmental services to the oil and gas exploration and production industry. We operate primarily in the U.S. Gulf Coast market. We also operate in west Texas, the U.S. Mid-continent, the U.S. Rockies and Canada. We provide, either individually or as part of a comprehensive package, the following services:

        - we sell drilling fluids and provide associated engineering and technical services;

        - we install, rent and sell patented hardwood and composite interlocking mats used for temporary access roads and work sites in oilfield and other construction applications;

        -      we sell lumber, timber and wood by-products;

        - we process and dispose of oilfield exploration and production, or E&P, waste;

        - we provide other related on-site environmental and oilfield construction services; and

        - we process and dispose of non-hazardous wastes for the refining, petrochemical and manufacturing industry in the U.S. Gulf Coast market.

        We offer our drilling fluids, fluids processing and management and waste disposal services in an integrated package we call "Performance Services". This allows our customers to consolidate their outsourced services and reduce the number of vendors used. It can also speed up the drilling process while reducing the amount of fluids consumed and waste disposed. We believe our Performance Services program differentiates us from our competitors and increases the efficiency of our customers' drilling operations.

        In our drilling fluids business, we offer unique solutions to highly technical drilling projects involving complex conditions. These projects require critical engineering support of the fluids system during the drilling process to ensure optimal performance at the lowest total well cost. We have developed and begun to market several proprietary and patented products that replace environmentally harmful substances commonly used in drilling fluids. These elements are typically of the greatest concern in the waste stream created by drilling fluids. We recently introduced DeepDrill(TM), a new, high-performance, water-based fluid system using these products. We call this system the DeepDrill(TM) family of products. We believe that these new products will make it easier for our customers to comply with increasingly strict environmental regulations affecting their drilling operations and improve the economics of the drilling process.

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

        In our mat and integrated services business, we use patented interlocking wooden and composite mat systems to provide temporary access roads and worksites in unstable soil conditions. These mats are used primarily in support of oil and gas exploration operations along the U.S. Gulf Coast and are typically rented to the customer. Occasionally, however, we sell the mats to the customer for permanent access to a site or facility. Since 1994, we also have marketed mat services for use in the construction of pipelines, highways and construction and maintenance of electrical distribution systems in and through wetlands environments, including the coastal areas of the Southeastern U.S., particularly Florida, South Carolina and Georgia. We also market mat services to the oil and gas exploration industry in western Canada.

        We recently started using our new DuraBase(TM) composite plastic mat primarily in our U.S. Gulf Coast rental market. We also have recently begun selling the composite mats, primarily in the western Canadian market. We believe the DuraBase(TM) mat will in many applications replace our traditional wooden mats and provide significant economic benefits to us because they are lighter, stronger, require fewer repairs and last longer than our wooden mats. We also believe our composite mats have application in the oilfields of North America outside the historic Gulf Coast base of operations, in industrial and construction trades, international oilfield markets and military and government applications. Our first delivery of composite mats to the U.S. military was made in the first quarter of 2001.

        We receive E&P waste that we process and then inject into environmentally secure geologic formations deep underground. Some waste is delivered to surface disposal facilities. We also can process E&P waste into a product which is used as daily cover material or cell liner and construction material at two municipal waste landfills. For the last several years, approximately 10% to 15% of the total waste that we received has been processed in this way.

        Since 1994, we have been licensed to process E&P waste contaminated with naturally occurring radioactive material ("NORM"). We currently operate under a license that authorizes the direct injection of NORM into disposal wells at our Big Hill, Texas facility. This is the only offsite facility in the U.S. Gulf Coast licensed for this purpose. Since July 1999, we also have been operating a facility to dispose of non-hazardous industrial waste. This facility uses the same waste disposal technology as we use for E&P waste and NORM waste disposal.

        We also provide other services for our customers' oil and gas exploration and production activities. These services include the following:

        -      site assessment;

        -      waste pit design;

        -      construction and installation;

        -      regulatory compliance assistance;

        -      site remediation and closure; and

        - oilfield construction services, including hook-up and connection of wells and installation of production equipment.

        Newpark was originally organized in 1932 as a Nevada corporation. In April 1991, we changed our state of incorporation to Delaware. Our principal executive offices are located at 3850 North Causeway Boulevard, Suite 1770, Metairie, Louisiana 70002. Our telephone number is (504) 838-8222.

INDUSTRY FUNDAMENTALS

        Demand for our services has historically been driven by several factors:
(i) commodity pricing of oil and gas, (ii) oil and gas exploration and production expenditures and activity; (iii) the desire to drill in more environmentally difficult areas, such as the coastal marsh and inland waters near the coastline ("transition zone") of the Gulf Coast, (iv) use of more complex drilling techniques which tend to generate more waste; and (v) increasing environmental regulation of E&P waste and E&P waste containing NORM.

        The demand for most of our services is related to the level, type, depth and complexity of oil and gas drilling. The most widely accepted measure of activity is the Baker-Hughes Rotary Rig Count. During the fourth quarter of 1997, the number of drilling rigs working in the U.S. Gulf Coast region reached its highest level since 1990, then began a decline that continued into the second quarter of 1999. The rig count in our principal U.S. Gulf Coast market peaked in the first quarter of 1998 and had declined 36% by the end of the fourth quarter. That decline continued through the second quarter of 1999, when it reached the lowest level ever recorded in the history of the indicator, which began over 50 years ago. Since that time, the rig count in our principal market began to increase, and has continued to increase into the early part of 2001.

        We believe that technological advances such as three-dimensional seismic data and the computer-enhanced interpretation of that data and improved drilling tools and fluids, which facilitate faster drilling, have reduced the risk and cost of finding oil and gas and are important factors in the economics faced by the industry. These advances also have increased the willingness of exploration companies to drill in coastal marshes and inland waters, and to drill deeper wells. These projects rely heavily on services such as those that we provide. Deeper wells require the construction of larger, more expensive locations to accommodate larger drilling rigs and the equipment for handling drilling fluids and associated wastes. These locations are generally in service for significantly longer periods, generating additional mat rental revenues. Deeper wells also require more complex drilling fluid programs and generate larger waste volumes than those from simpler systems used in shallower wells. The total cost of a drilling fluids program typically doubles for each additional 2,000 feet of depth drilled below 12,000 feet.

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

        We receive non-hazardous industrial waste from generators in the Gulf Coast market. Those generators include refiners, manufacturers, service companies and municipalities that produce waste that is not characterized or listed as a regulated waste under The Resource Conservation and Recovery Act. We believe that we can effectively serve the market that extends from Baton Rouge, Louisiana to Houston, Texas from the current facility located near the Texas-Louisiana state line.

        The non-hazardous industrial waste market includes many recurring waste streams that are continually created by customers in the normal course of their business operations. In addition, "event" driven waste streams may result from specific business activities that do not happen often, such as a refinery "turnaround" or facility remediation projects. These wastes include contaminated soils, wastewater treatment residues, tank bottoms, process wastewater, storm water runoff, equipment wash water and leachate water from municipal landfills.

        In comparison to our E&P waste disposal market, which according to the most recently published U.S. EPA data represents approximately 22% of the total U.S. waste market, the non-hazardous industrial waste market constitutes approximately 59% of the total volume of wastes produced in the United States each year.

BUSINESS STRENGTHS

        Proprietary Products and Services. Over the past 15 years, we have acquired, developed, and improved our patented or proprietary technology and know-how, which has enabled us to provide innovative and unique solutions to oilfield construction and waste disposal problems. We have developed and expect to continue to introduce similarly innovative products in our drilling fluids business. We believe that increased customer acceptance of our proprietary products and services will enable us to take advantage of upturns in drilling and production activity.

        Injection of Waste. Since 1993, we have developed and used proprietary technology to dispose of E&P waste by low-pressure injection into unique geologic structures deep underground. In December 1996, we were issued patents covering our waste processing and injection operations. We believe that our injection technology is currently the most cost-effective method for the offsite disposal of oilfield wastes and that this technology is suitable for disposal of other types of waste. A non-hazardous industrial waste injection disposal facility was completed and operations began in July 1999.

        Patented Mats. We own or license several patents that cover our wooden mats and subsequent improvements. To facilitate entry into new markets and reduce our dependence on the supply of hardwoods, we have obtained the exclusive license for a new patented composite mat manufactured from plastics and other materials. We own 49% of an entity that owns and operates the manufacturing facility for these mats. We began taking delivery of these mats in the fourth quarter of 1998. We expect that over the next several years we will convert the majority of our mat fleet to the new composite product. However, a portion of the fleet will always be made up of the wooden mats.

        DeepDrill(TM). We own the patent rights to this high-performance, completely biodegradable, water-based drilling fluid system, which provides unique answers to both performance and environmental concerns in many drilling situations. Some of the performance areas that DeepDrill(TM) can address include hydrate suppression in deepwater drilling, torque and drag reduction, shale inhibition, minimized hole enlargement and enhanced ability to log results and utilize measurement tools. The product offers superior environmental attributes to the commonly used oil-based and synthetic-based fluid systems, which are often used in environmentally sensitive areas due to performance requirements.

        Low Cost Infrastructure. We have assembled a low cost infrastructure to receive and process E&P waste in the U.S. Gulf Coast region that includes strategically located transfer stations for receiving waste, a large fleet of barges for the most cost-efficient transportation of waste and geologically-secure injection disposal sites.

        Integration of Services. We believe we are one of the few companies in the U.S. Gulf Coast able to provide a package of integrated services and offer a "one-stop shop" approach to solving customers' problems. Our mats provide the access roads and work sites for a majority of the land drilling in the Gulf Coast market. Our on-site and off-site waste management services are frequently sold in combination with our mat rental services. In addition, our entry into the drilling fluids business has created the opportunity for us to market drilling fluids with other related services, including technical and engineering services, disposal of used fluids and other waste material, construction services, site cleanup and site closure. Consequently, we believe that we are well positioned to take advantage of the industry trend towards outsourcing and vendor consolidation.

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

        Experienced Management Team. Our executive and operating management team has built and augmented our capabilities over the past ten years, allowing us to develop a base of knowledge and a unique understanding of the oilfield construction and waste disposal markets. Our executive and operating management team has an average of 23 years of industry experience, and an average of 11 years with us. Several executives have been with us for 20 years or more. We have strengthened our management team by retaining key management personnel of the companies we have acquired and by attracting additional experienced personnel.

BUSINESS STRATEGY

        Implement Newpark's Performance Services Concept. Our strategy is to integrate our operations to provide a "one-stop shop" approach to solving customers' problems. By integrating our drilling fluids and waste disposal services with other on-site services, we intend to provide a comprehensive high performance, total fluids management solution to managing the total fluids stream. We believe that our ability to provide a comprehensive high performance package of products and services reduces the total cost to the customer and increases operating efficiency.

        Service and Product Extensions. We believe that we can apply the waste processing and injection technology we have pioneered and developed in the oil and gas exploration industry to other industrial waste markets. Initially, we have elected to focus on wastes generated in the petrochemical processing and refining industries, as many potential customers in these industries are located in the markets we already serve. In addition, we will continue to evaluate applying our injection disposal methods to other industrial waste streams. We have begun using a composite plastic mat system to enhance our current Gulf Coast mat rental fleet and expand into new markets. We believe that these composite mats may have worldwide applications in oilfield, industrial, commercial, military and emergency response markets because the strength, durability, weight and shelf life of the composite mats have an advantage over traditional wooden mats and other alternate products.

        Cost Reductions. Since the third quarter of 1998, we have implemented a program of reducing operating cost and expenses throughout the company in order to reposition our operations for the current market. We will continue to pursue cost reductions in our existing operations to increase margins.

        We have installed washwater recycling facilities at our principal E&P waste transfer stations. These methods allow us to reduce the volume of waste we transport, as well as the volume we ultimately dispose in our injection wells. We recently consolidated certain facilities, as well as supply and purchasing functions in our drilling fluids business, to eliminate duplicate costs, and to take advantage of volume discounts and rail transportation efficiencies.

DESCRIPTION OF BUSINESS

E & P WASTE DISPOSAL

        E&P Waste Processing. In most jurisdictions, E&P waste, if not treated for discharge or disposed of on the location where it is generated, must be transported to a licensed E&P waste disposal or treatment facility. Three primary alternatives for offsite disposal of E&P waste are available to generators in the U.S. Gulf Coast: (1) underground injection (see "Injection Wells"); (2) disposal on surface facilities; and (3) processing and conversion into a reuse product. In addition, a portion of the waste can be recycled into a drilling fluids product.

        The volume of waste handled by us in 2000, 1999 and 1998 is summarized in the table below:

-----------------------------------------------------------
(barrels in thousands)        2000        1999        1998
-----------------------------------------------------------
Drilling and Production       3,967       3,300       4,746
-----------------------------------------------------------
Remediation Activity            175           0         206
-----------------------------------------------------------
Total                         4,142       3,300       4,952
-----------------------------------------------------------

        We operate six receiving and transfer facilities located along the U.S. Gulf Coast, from Venice, Louisiana, to Corpus Christi, Texas. Waste products are collected at the transfer facilities from three distinct exploration and production markets: (1) offshore; (2) land and inland waters; and (3) remediation operations at well sites and production facilities. A fleet of 53 double-skinned barges certified by the U. S. Coast Guard to transport E&P waste supports these facilities. Waste received at the transfer facilities is transported by barge through the Gulf Intracoastal Waterway to our processing and transfer facility at Port Arthur, Texas, and trucked to injection disposal facilities at Fannett, Texas.

        Improved processing equipment and techniques and increased injection capacity have substantially reduced the volume of waste processed for reuse and delivered to local municipal landfills as a reuse product. For the last several years, approximately 10% to 15% of the total waste that we received has been processed into a reuse product. Landfills are required by regulations to cover the solid waste deposited in the facility daily with earth or other inert material. Our reuse product is deposited at either the City of Port Arthur Municipal Landfill or the City of Beaumont Municipal Landfill for use as cover or construction material pursuant to contracts with the respective cities. We also have developed alternative uses for the product as roadbase material or construction fill material.

        NORM Processing and Disposal. Many alternatives are available to the generator for the treatment and disposal of NORM. These include both chemical and mechanical methods designed to reduce volume, on-site burial of encapsulated NORM within old well bores and soil washing and other techniques of dissolving and suspending the radium in solution for onsite injection of NORM liquids. When these techniques are not economically competitive with offsite disposal, or not sufficient to bring the site into compliance with applicable regulations, the NORM must be transported to a licensed storage or disposal facility. We have been licensed to operate a NORM disposal business since September 1994. Since May 21, 1996, we have disposed of NORM by injection disposal at our Big Hill, Texas facility.

        Non-hazardous Industrial Waste. In September 1997, we applied for licensing authority to build and operate a facility that will process and dispose of non-hazardous industrial waste. Permits were issued to us in February 1999, and operations began in the third quarter of 1999. Our market includes refiners, manufacturers, service companies and municipalities.

        Injection Wells. Our injection technology is distinguished from conventional methods in that it utilizes very low pressure, typically less than 100 pounds per square inch ("psi"), to move the waste into the injection zone. Conventional injection wells typically use pressures of 2,000 psi or more. If there is a formation failure or blockage of the face of the injection zone, this pressure can force waste material beyond the intended zone, posing a potential hazard to the environment. The low pressure used by us is inadequate to drive the injected waste from its intended geologic injection zone.

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

FLUIDS SALES AND ENGINEERING

        We entered the drilling fluids market as a means of distributing recycled products recovered from our waste business and to provide environmentally safe high performance fluid systems. In response to weak pricing due to current market conditions, we have temporarily suspended our offsite recycling operations, but maintain the capability to produce these recycled products and expect to resume recycling operations when market conditions permit. The capacity to provide complete drilling fluids service to our customers was a key step towards implementing our Performance Services strategy. We focus on highly technical drilling projects involving complex conditions, such as horizontal drilling, geographically deep drilling or deep water drilling. These projects require constant monitoring and critical engineering support of the fluids system during the drilling process.

        In February 1997, we acquired SBM Drilling Fluids, Inc. (now known as Newpark Drilling Fluids), a full-service provider of drilling fluids and associated engineering and technical services to the onshore and offshore oil and gas exploration industry in the Gulf Coast market. We have subsequently expanded our drilling fluids operations by additional acquisitions to broaden our customer base and obtain the services of key employee-owners of the acquired companies. These acquisitions have resulted in the expansion of drilling fluids operations into west Texas, the U.S. Mid-continent, the U.S. Rockies and Canada, and strengthened our market position on the Gulf Coast.

        In May 1998, we began to provide on-site solids control services to our customers. Solids control services involve the use of specialized equipment to separate drilling fluids components from drill cuttings during drilling operations. The drilling fluids components can then be reused in the fluids system. These solids control services are part of our Performance Services product offering. In the third quarter of 1999, we decided to sell our own solids control services operations and began to outsource these services through an alliance with the drilling services division of Varco International, Inc., the industry leader in solids control services.

        In addition to our drilling fluids operations, we provide environmental services to the drilling and production industry in Canada using composting technology. This technique bioremediates the drill cuttings and drilling waste on location. The customer-generated waste is mixed with wood chips and a proprietary recipe of water and nutrients to reduce the contaminants below regulatory thresholds. Once remediation is completed, the remaining compost is returned to the customer for spreading or reseeding on their property. We anticipate that this technology will be used in remote areas in our markets. A project has been successfully completed in Wyoming, and further market penetration is being pursued there. This composting technology provides us with another product that compliments our drilling fluids in Canada to provide the customer a total performance package.

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

MAT AND INTEGRATED SERVICES

Mat services and sales.

         In 1988, we acquired the right to use, in Louisiana and Texas, a patented prefabricated interlocking wooden mat system for constructing drilling and work sites, which displaced the use of individual hardwood boards. In 1994, we began exploring other products that could substitute for wood in the mats. In 1997, we formed a joint venture to manufacture our new DuraBase(TM) composite mat designed to be lighter, stronger and more durable than the wooden mats currently in use. The manufacturing facility was completed in the third quarter of 1998 and immediately began production of the new composite mats. We have taken delivery of over 42,000 composite mats since production began. The facility's production rate increased to approximately 8,000 mats per quarter by the fourth quarter of 2000. While we will eventually replace a large portion of our wooden mats with composite mats, we will maintain some level of wooden mats in our fleet.

        Markets. We provide mats to the oil and gas industry to ensure all-weather access to exploration and production sites in the unstable soil conditions common along the onshore Gulf of Mexico. We also provide access roads and temporary work sites for pipeline, electrical utility and highway construction projects where protection of the soil is required by environmental regulations or to assure productivity in unstable soil conditions. We have performed projects in Georgia, Florida, South Carolina, Texas and Louisiana. Revenue from this source tends to be seasonal.

        Rerentals and Sales. The customer pays for the installation and use of the mats at drilling and work sites for a typical initial period of 60 days. Often, the customer extends the initial term for additional 30 day periods, resulting in additional revenues. Rerental revenues provide higher margins because only minimal incremental costs accrue to each rerental period. Factors which may increase rerental revenue include: (1) the trend toward increased activity in the "transition zone"; (2) a trend toward deeper drilling, taking a longer time to reach the desired target; and (3) increased commercial success, requiring logging, testing, and completion (hook-up), extending the period during which access to the site is required. Occasionally, the customer purchases the mats when a site is converted into a permanent worksite.

        As noted above, we have recently begun selling our composite mats, initially to E&P companies in western Canada. We also are currently exploring selling these mats to various oilfield, industrial, commercial, military and emergency response markets because the strength, durability, weight and shelf life of the composite mats have an advantage over traditional wooden mats and other alternate products. We sold our first mats to the U.S. military in the first quarter of 2001.

        Canadian Market. We began shipping wooden mats to Canada in the first quarter of 1998, and have expanded these operations since then to meet the growing demand. At present, our entire fleet of 23,000 wooden mats in Canada is in service, and we plan to ship 5,000 more wooden mats to the area late in the first quarter of 2001. We believe that customer acceptance for the mat system has grown and that the additional 5,000 wooden mats also will be fully utilized. We believe that with continued acceptance of our mat system in Canada, combined with the need to keep rigs functioning in Canada during the late spring, early summer and early fall break-up season, this market could develop into a second major market for our mat products.

        In the parts of Canada where drilling activity is most prevalent soil conditions are similar to the marsh regions of the U.S. Gulf Coast. Drilling has historically taken place when this ground is frozen. During the break-up season, beginning in March or April, and continuing until the ground freezes late in the year, drilling decreases dramatically because of reduced access to drilling sites. Our mat system provides year round work-site access in these areas and should help to reduce the amount of seasonal inactivity which has traditionally occurred during the break-up season.

Other Integrated Services

        As increasingly more stringent environmental regulations affecting drilling and production sites are promulgated and enforced, the scope of services required by the oil and gas companies has increased. Often it is more efficient for the site operator to contract with a single company that can provide all-weather site access and provide the required onsite and offsite environmental services on a fully integrated basis. We provide a comprehensive range of environmental services necessary for our customers' oil and gas exploration and production activities. These services include:

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

        Pit Design, Construction and Drilling Waste Management. Where permitted by regulations and landowners, under our Environmentally Managed Pit ("EMP") Program, we construct waste pits at drilling sites and monitor the waste stream produced in drilling operations and the contents and condition of the pits with the objective of minimizing the amount of waste generated on the site. Where possible, we dispose of waste onsite by landfarming, through chemically and mechanically treating liquid waste and by injection into an underground formation. Waste water treated onsite may be reused in the drilling process or, where lawful, discharged into adjacent surface waters.

        Regulatory Compliance. Throughout the drilling process, we assist the operator in interfacing with the landowner and regulatory authorities. We also assist the operator in obtaining necessary permits and in record keeping and reporting.

        Site Remediation.

        E&P Waste (Drilling). When the drilling process is complete, under applicable regulations, wastewater on the site may be chemically and/or mechanically treated to eliminate its waste-like characteristics and discharged into surface waters. Other waste that may not remain on the surface of the site may be land-farmed on the site or injected into geologic formations to minimize the need for offsite disposal. Any waste that cannot, under regulations, remain onsite is manifested and transported to an authorized facility for processing and disposal at the direction of the generator or customer.

        E&P Waste (Production). We also provide services to remediate production pits and inactive waste pits, including those from past oil and gas drilling and production operations. We provide the following remediation services: (1) analyzing contaminants present in the pit and determining whether remediation is required by applicable state regulation; (2) treating waste onsite and, where lawful, reintroducing that material into the environment; and (3) removing, containerizing and transporting E&P waste to our processing facility.

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

        General Oilfield Construction Services. We perform general oilfield construction services throughout the U.S. Gulf Coast area between Corpus Christi, Texas and Pensacola, Florida. These services include preparing work sites for installing mats, connecting wells and placing them in production, laying flow lines and infield pipelines, building permanent roads, grading, lease maintenance (maintaining and repairing producing well sites), cleanup and general roustabout services. General oilfield services are typically performed under short-term time and material contracts, which are obtained by direct negotiation or bid.

        Wood Product Sales. We own a sawmill in Batson, Texas that provides access to hardwood lumber to support our wooden mat business. The mill's products include lumber, timber, and wood chips, bark and sawdust. Pulp and paper companies in the area supply a large proportion of the hardwood logs processed at the sawmill and, in turn, are the primary customers for wood chips created in the milling process. We believe that, as the composite mats are introduced into the market, our dependence on the sawmill lumber will diminish. Therefore, other markets for the wood products are being developed, including marine lumber, skid material, timbers for crane mats and support lumber for packaging.


SOURCES AND AVAILABILITY OF RAW MATERIALS AND EQUIPMENT

        We believe that our sources of supply for materials and equipment used in our businesses are adequate for our needs and that we are not dependent upon any one supplier. Barite used in our drilling fluids business is primarily provided by our specialty milling company. In addition, barite is obtained from third party mills under contract grinding arrangements. The raw barite ore used by the mills is obtained under supply agreements from foreign sources, primarily China and India. Due to the lead times involved in obtaining barite, a 90 day or greater supply of barite is maintained at the grinding facilities at all times. Other materials used in the drilling fluids business are obtained from various third party suppliers. No serious shortages or delays have been encountered in obtaining any raw materials, and we do not currently anticipate any of these shortages or delays.

        We obtain certain chemical compounds under long-term supply contracts with various chemical manufacturers, and we believe that we could arrange suitable supply agreements with other manufacturers if the current supplier is unable to provide the products in sufficient quantities.

        The new composite mats, which will substantially replace our current domestic mat fleet, are manufactured through a joint venture in which we have a 49% interest. The resins, chemicals and other materials used to manufacture the mats are widely available in the market.

        We acquire the majority of our hardwood needs in our mat business from our own sawmill. The hardwood logs are obtained from loggers who operate close to the mill. Logging generally is conducted during the drier weather months of May through November. During this period, inventory at the sawmill increases significantly for use throughout the remainder of the year.

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

        During the year ended December 31, 2000, approximately 36% of our revenues were derived from 20 major customers, including three major oil companies. No one customer accounted for more than 10% of our consolidated revenues. Given current market conditions and the nature of the products involved, we do not believe that the loss of any single customer would have a material adverse effect on our business.

        We perform services either pursuant to standard contracts or under longer term negotiated agreements. As most agreements with our customers are cancelable upon limited notice, our backlog is not significant.

        We do not derive a significant portion of our revenues from government contracts of any kind.

COMPETITION

        We operate in several niche markets where we are a leading provider of services. In our disposal business, we often compete with our major customers, who continually evaluate the decision whether to use internal disposal methods or utilize a third party disposal company such as Newpark. The markets for our mat and integrated services business are fragmented and highly competitive, with many small competitors providing similar products and services. In the drilling fluids industry, we face competition from both larger companies that may have broader geographic coverage, and smaller companies that may have lower cost structures.

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

ENVIRONMENTAL DISCLOSURES

        We have sought to comply with all applicable regulatory requirements concerning environmental quality. We have made, and expect to continue to make, the necessary expenditures for environmental protection and compliance at our facilities, but we do not expect that these will become material in the foreseeable future. No material expenditures for environmental protection or compliance were made during 2000 or 1999.

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

EMPLOYEES

        At February 28, 2001, we employed 1,070 full and part-time personnel, none of which are represented by unions. We consider our relations with our employees to be satisfactory.

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

        Between 1990 and 1995, substantially all discharges of waste from drilling and production operations on land (the "onshore subcategory") and in the transition zone (the "coastal subcategory") were prohibited. This "zero discharge" standard has become the expected pattern for the industry. Effective December 4, 1997, discharges of waste from drilling operations in state territorial waters of the Gulf of Mexico (the "territorial waters subcategory"), were prohibited. We immediately noticed an increase in waste volume received from this subcategory in our daily operations. However, as drilling projects in progress as of that date were completed, most of the rigs subsequently moved outside of the area covered by those regulations. Since December 4, 1997, the offshore waters of the Gulf of Mexico have been the only surface waters of the United States into which these waste discharges are allowed. Recent EPA rulemaking efforts have been directed towards further restricting discharges into those waters. Final regulations establishing technology based effluent limitation guidelines and standards for the discharge of synthetic-based drilling fluids were published on January 22, 2001 in the Federal Register and became effective February 21, 2001. These requirements will be incorporated into the National Pollutant Discharge Elimination System (NPDES) permits. This process should be completed by the end of summer, 2001. This is another step in the stricter enforcement of the requirements of the Clean Water Act, which ultimately requires the elimination of discharges to the waters of the United States.

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

        Oil Pollution Act of 1990. The Oil Pollution Act of 1990 contains liability provisions for cleanup costs, natural resource damages and property damages resulting from discharges of oil into navigable waters, as well as substantial penalty provisions. The OPA also requires double hulls on all new oil tankers and barges operating in waters subject to the jurisdiction of the United States. All marine vessels operated by our E&P waste disposal operations meet this requirement.

        State Regulation. In 1986, the Louisiana Department of Natural Resources ("DNR") promulgated Order 29-B. Order 29-B contains extensive rules governing pit closure and the generation, treatment, storage, transportation and disposal of E&P waste. Under Order 29-B, onsite disposal of E&P waste is limited and is subject to stringent guidelines. If these guidelines cannot be met, E&P waste must be transported and disposed of offsite in accordance with the provisions of Order 29-B. Moreover, under Order 29-B, most, if not all, active waste pits must be closed or modified to meet regulatory standards; those pits that continue to be allowed may be used only for a limited time. A material number of these pits may contain concentrations of radium that are sufficient to require the waste material to be categorized as NORM. A series of emergency rules were issued over the past year resulting in a study of oilfield waste disposed at commercial disposal facilities. The study is now complete and the DNR is in the process of revising Statewide Order 29-B.

        Rule 8 of the Texas Railroad Commission also contains detailed requirements for the management and disposal of E&P waste and Rule 94 governs the management and disposal of NORM. In addition, Rule 91 regulates the cleanup of spills of crude oil from oil and gas exploration and production activities, including transportation by pipeline. In general, contaminated soils must be remediated to total petroleum hydrocarbons content of less than 1%. The State of Texas also has established an Oilfield Cleanup Fund to be administered by the Texas Railroad Commission to plug abandoned wells if the Commission deems it necessary to prevent pollution, and to control or clean up certain oil and gas wastes that cause or are likely to cause pollution of surface or subsurface water. Other states where we operate have similar regulations.

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

RISK MANAGEMENT

        Our business exposes us to substantial risks. For example, our environmental services business routinely handles, stores and disposes of nonhazardous regulated materials and waste, and in some cases, handles hazardous regulated materials and waste for our customers who generate this waste. We could be held liable for improper cleanup and disposal, which liability could be based upon statute, negligence, strict liability, contract or otherwise. As is common in the oil and gas industry, we often are required to indemnify our customers or other third-parties against certain risks related to the services we perform, including damages stemming from environmental contamination.

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

        We lease an office building in Lafayette, Louisiana, consisting of approximately 35,000 square feet. This building houses the administrative offices of our E&P waste disposal and mat and integrated services segments. This building was previously owned, but was sold in 2000 under a sale-leaseback transaction. The lease of this facility calls for annual rental of approximately $368,000 under an operating lease expiring in November 2017.

        We lease approximately 105,000 square feet of office space in Houston, Texas, which houses the administrative offices of our fluids sales and engineering segment. The lease has an annual rent of approximately $2.0 million and expires in December 2009. We sublease approximately 26,000 square feet of this office space at an annual aggregate rental of $466,000 for five years, commencing in August 2000. This sublease also contains an option to sublease an additional 21,000 square feet at similar rates.

        We lease approximately 17,000 square feet of office space in Calgary, Alberta, which houses the administrative offices of our Canadian operations. The lease has an annual rent of approximately $250,000 and expires in September 2004.

        Our Port Arthur, Texas, E&P waste facility, which is used in our E&P waste disposal segment, is subject to annual rentals totaling approximately $535,000 under three separate leases. A total of six acres are under lease with various expiration dates through 2002, all with extended options to renew.

        We own two injection disposal sites, which are used in our E&P waste disposal segment. These disposal sites are both in Jefferson County, Texas, one on 50 acres of land and the other on 400 acres. Fifteen wells are currently operational at these sites. In January 1997, we purchased 120 acres adjacent to one of the disposal sites, on which we have constructed a non-hazardous industrial waste injection disposal facility. We also own an additional injection facility, which includes three active injection wells on 37 acres of land, adjacent to our Big Hill, Texas facility.

        In October 1997, we acquired land and facilities in west Texas at Andrews, Big Springs, Plains and Fort Stockton, Texas at which brine is extracted and sold and E&P waste is disposed in the salt domes or caverns created by the extraction process. A total of 125 acres of land was acquired in this transaction, which is used in our E&P waste disposal segment.

        We lease a fleet of 53 double-skinned barges, which we use in our E&P waste disposal segment under leases with terms from five to ten years. The barges are used to transport waste to processing stations and are certified for this purpose by the U. S. Coast Guard. Annual rentals under the barge leases totaled approximately $3.4 million during 2000.

        We operate two specialty product grinding facilities in our fluids sales and engineering segment. One is located on 6.6 acres of leased land in Channelview, Texas, with an annual rental rate of $24,000. The other is located on 13.7 acres of leased land in New Iberia, Louisiana, with an annual rental rate of $78,000.

        In our E&P waste disposal segment, we use six leased facilities located along the Gulf Coast at an annual total rental of $882,000. In our fluids sales and engineering segment, we serve customers from five leased bases located along the Gulf Coast at an annual total rental rate of approximately $1.6 million.

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

        We continue to be involved in the voluntary cleanup associated with the DSI sites in southern Mississippi. This includes three facilities known as Clay Point, Lee Street and Woolmarket. The Mississippi Department of Environmental Quality is overseeing the cleanup. The DSI Technical Group that represents the potentially responsible parties, including Newpark, awarded us a contract to perform the remediation work at the three sites. The cleanup of Clay Point, Woolmarket and Lee Street has been completed.

        We have been identified as a contributor of material to the MAR Services facility, a state voluntary cleanup site located in Louisiana. Because we delivered only processed solids meeting the requirements of Louisiana Statewide Executive Order 29-B to the site, we do not believe we have material financial liability for the site cleanup cost. The Louisiana Department of Natural Resources is overseeing voluntary cleanup at the site. The oversight group awarded us the contract for the initial phase of cleanup at this site.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        Our common stock is traded on the New York Stock Exchange under the symbol "NR".

        The following table sets forth the range of the high and low sales prices for our common stock for the periods indicated:

        Period                                            High            Low
        ------                                          --------        --------
1999

        1st Quarter                                     $ 8.0625        $ 4.8750
        2nd Quarter                                     $11.4375        $ 6.7500
        3rd Quarter                                     $10.4375        $ 6.7500
        4th Quarter                                     $ 8.1875        $ 5.0000

2000

        1st Quarter                                     $ 8.8125        $ 5.0625
        2nd Quarter                                     $ 9.5000        $ 7.3750
        3rd Quarter                                     $10.3750        $ 7.8750
        4th Quarter                                     $ 9.5625        $ 7.0000

        At December 31, 2000, we had 2,531 stockholders of record.

        Our Board of Directors currently intends to retain earnings for use in our business and we do not intend to pay any cash dividends in the foreseeable future, except for the dividends required under the terms of the outstanding shares of Preferred Stock. In addition, our credit facility, the Indenture relating to our outstanding Senior Subordinated Notes and the certificates of designations relating to our outstanding series of preferred stock contain covenants which significantly limit the payment of dividends on the common stock.

RECENT SALES OF UNREGISTERED SECURITIES

        On June 1, 2000, we sold to Fletcher International Limited, a Cayman Islands company affiliated with Fletcher Asset Management, Inc., 120,000 shares of our Series B Convertible Preferred Stock, $0.01 par value per share, and a warrant to purchase up to 1,900,000 shares of our common stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. The warrant has a term of seven years, expiring June 1, 2007. The aggregate purchase price for the Series B Convertible Preferred Stock and the Warrant was $30.0 million, and the net proceeds from the sale have been used to repay indebtedness. No underwriting discounts or commissions were paid in connection with the sale of these securities.

        The holder of Series B Convertible Preferred Stock has the right to convert all or any part of the Series B Convertible Preferred Stock into shares of our common stock at a conversion rate based on the then-current market value of our common stock. This market value is based on the weighted average daily market price of our common stock over the 40 trading days ending five days before the measurement date. However, the conversion price will not be greater than the lowest of the following: (a) $10.075 per share; (b) the average of the market prices for the first three trading days of that 40-day period; or
(c) the average of the market prices for the last three days of that 40-day trading period. For purposes of any conversion, each share of Series B Convertible Preferred Stock will have a value equal to its liquidation preference of $250 per share, plus any accrued and unpaid dividends.

        On December 28, 2000, we sold to Fletcher International, Ltd., a Bermuda company also affiliated with Fletcher Asset Management, Inc., 120,000 shares of Series C Convertible Preferred Stock, $0.01 par value per share. The aggregate purchase price for the Series C Convertible Preferred Stock was $30.0 million, and the net proceeds from the sale have been used to repay indebtedness. No underwriting discounts or commissions were paid in connection with the sale of these securities.

        The holder of Series C Convertible Preferred Stock has the right to convert all or any part of the Series C Convertible Preferred Stock into shares of our common stock at a conversion rate based on the then-current market value of our common stock. This market value is based on the weighted average daily market price of our common stock over the 40 trading days ending five days before the measurement date. However, subject to the adjustments described below, the conversion rate will not be less than $4.3125 nor greater than the lowest of the following: (a) $11.2125; (b) the average of the market prices of our common stock for the first three trading days of that 40 trading day period; or (c) the average of the market prices of our common stock for the last three days of that 40 trading day period. With certain exceptions, if we issue any additional shares of our common stock, or securities that are convertible into shares of our common stock, for a total consideration, including the consideration to be paid upon conversion, of less than $4.3125 per share, the minimum conversion rate of $4.3125 will be reduced to the lower price at which these additional securities were issued. In addition, and again with certain exceptions, if we issue any additional shares of our common stock or securities that are convertible into shares of our common stock with a fluctuating purchase or conversion price, and the maximum total consideration to be paid for these securities, including the consideration to be paid upon conversion, is less than $11.2125 per share, the maximum conversion rate of $11.2125 will be reduced to this lower price. However, no further adjustments to the maximum conversion rate will be required if our common stock trades at a price of more than $11.2125 for 30 consecutive trading days and the Registration Statement of which this prospectus is a part is available with respect to all of the shares of common stock issuable with respect to the Series C Convertible Preferred Stock during that period. The minimum conversion price does not apply to any calculations of the cash, securities or other property the selling stockholder is entitled to receive upon a merger, asset sale, consolidation or other business combination involving Newpark. For purposes of any conversion, each share of Series C Convertible Preferred Stock will have a value equal to its liquidation preference of $250 per share, plus any accrued and unpaid dividends.

        The sales of the Series B Convertible Preferred Stock, the warrant and the Series C Convertible Preferred Stock were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The sales were made without general solicitation or advertising, the purchasers are sophisticated investors with access to all relevant information necessary to evaluate an investment in the securities, and the purchasers represented to us that the securities were being acquired for investment purposes.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated historical financial data presented below for the five years ended December 31, 2000, are derived from our audited consolidated financial statements. This financial data has been restated to reflect: (i) several acquisitions made during 1997 and 1998 which were accounted for as poolings of interests; (ii) a two-for-one split of our common stock effective May 1997, and (iii) a 100% stock dividend issued by us in November 1997. The following data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, which are included elsewhere in this Form 10-K, and with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.

                                                                              YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------
                                                       2000             1999          1998(1)         1997(1)         1996(2)
------------------------------------------------------------------------------------------------------------------------------
                                                                      (In  thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Revenues                                             $ 266,593       $ 198,225       $ 256,808       $ 233,245       $ 153,679
Cost of services provided                              161,541         139,954         176,551         138,392         100,627
Operating costs                                         61,475          60,566          63,037          25,043          14,285
General and administrative expenses                      3,042           2,589           4,305           3,185           2,920
Goodwill amortization                                    4,965           4,996           5,206           2,683             856
Provision for uncollectible accounts                        --           2,853           9,180              --              --
Write-down of abandoned and disposed assets                 --          44,870          52,266              --              --
Impairment of long-lived assets                             --          23,363              --              --              --
Terminated merger expenses                                  --           2,957              --              --              --
Arbitration settlement                                      --              --          27,463              --              --
Equity in net loss of unconsolidated affiliates             --              --           1,293              --              --
Restructure expense                                         --              --              --              --           2,432
                                                     ---------       ---------       ---------       ---------       ---------
Operating income (loss)                                 35,570         (83,923)        (82,493)         63,942          32,559
Interest income                                           (822)           (987)         (1,488)           (310)           (273)
Interest expense                                        19,077          16,651          11,554           4,265           3,996
                                                     ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes and
  cumulative effect of accounting changes               17,315         (99,587)        (92,559)         59,987          28,836
Provision (benefit) for income taxes                     6,165         (29,461)        (30,270)         22,246           9,884
                                                     ---------       ---------       ---------       ---------       ---------
Income (loss) before cumulative effect of
  accounting changes                                    11,150         (70,126)        (62,289)         37,741          18,952
Cumulative effect of accounting changes
  (net of income tax effect)                                --           1,471          (1,326)             --              --
                                                     ---------       ---------       ---------       ---------       ---------

Net income (loss)                                    $  11,150       $ (68,655)      $ (63,615)      $  37,741       $  18,952
                                                     =========       =========       =========       =========       =========
Less:
  Preferred stock dividends                              5,068             532              --              --              --
  Accretion of discount on preferred stock                 448             318              --              --              --
                                                     ---------       ---------       ---------       ---------       ---------

Net income (loss) applicable to common
  and common equivalent shares                       $   5,634       $ (69,505)      $ (63,615)      $  37,741       $  18,952
                                                     =========       =========       =========       =========       =========

Net income (loss) per common and common
  equivalent shares:
     Basic                                           $    0.08       $   (1.01)      $   (0.95)      $    0.59       $    0.36
                                                     =========       =========       =========       =========       =========
     Diluted                                         $    0.08       $   (1.01)      $   (0.95)      $    0.58       $    0.34
                                                     =========       =========       =========       =========       =========

                                                                   DECEMBER 31,
------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                            2000          1999         1998(1)         1997(1)          1996
------------------------------------------------------------------------------------------------------------
Weighted average common and common
  equivalent shares outstanding:
     Basic                                69,265        68,949        67,058          64,158          53,197
                                        ========      ========      ========        ========        ========
     Diluted                              70,028        68,949        67,058          65,630          54,956
                                        ========      ========      ========        ========        ========

----------

CONSOLIDATED BALANCE SHEET DATA:
Working capital                         $110,050      $ 48,244      $ 75,937        $ 88,882        $ 28,301
Total assets                             507,443       450,541       498,861         451,623         299,071
Short-term debt                              329         1,618         1,267           1,774          13,831
Long-term debt                           203,520       209,210       208,057         127,996          35,677
Stockholders' equity                     260,055       186,339       236,879         269,442         206,362

----------

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

OPERATING ENVIRONMENT AND RECENT DEVELOPMENTS

        Our operating results depend primarily on oil and gas drilling activity levels in the markets we serve, which reflect budgets set by the oil and gas exploration and production industry. These budgets, in turn, depend on oil and gas commodities pricing, inventory levels and product demand. Rig count data is the most widely accepted indicator of drilling activity. Key average rig count data for the last three years is listed in the following table:

                                         2000       1999       1998       1997
                                         ----       ----       ----       ----
U.S. Rig Count                            918        625        831        943
Newpark's primary Gulf Coast market       252        189        243        252
Newpark's primary market to total        27.4%      30.2%      29.2%      26.7%
Canadian Rig Count                        345        246        261        375

----------

Source:  Baker Hughes Incorporated

        Our primary Gulf Coast market, which accounted for approximately 80% of 2000 revenues, includes: (1) South Louisiana Land; (2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. According to Baker Hughes Incorporated, as of the week ended March 9, 2001, the U.S. rig count was 1,158, with 307 rigs, or 26.5%, within our primary market.

        Much of the terrain throughout the oil and gas producing region of Canada presents soil stability and access problems similar to those encountered in the marsh areas of the U.S. Gulf Coast region. Much of the drilling activity in Canada has historically been conducted when winter temperatures freeze the soil and stabilize it, allowing safe access. Quarterly fluctuations in the Canadian rig count generally reflect the seasonal nature of drilling activity related to these access issues. As of the week ended March 9, 2001, the Canadian rig count was 534.

        Natural gas production accounts for the majority of activity in the Gulf Coast region. Gas storage levels and demand for natural gas have a significant impact on gas drilling requirements, as gas suppliers need to maintain adequate storage for peak demand levels and insure adequate supplies for anticipated future demand.

        During 2000, gas storage levels reached their lowest point in over three years, and current industry forecasts reflect a stable to growing demand for natural gas. In addition, current productive gas reserves are being depleted at a rate faster than current replacement through drilling activities. Accordingly, we believe that gas drilling activity will increase over current levels in order to avoid a shortage in gas supply during peak demand periods. Because many shallow fields in the Gulf Coast market have been exploited, based on improved economics, producers are increasing the depth of drilling to reach the larger gas reserves. As such, we expect gas drilling activity to be increasingly associated with deeper, more costly wells.

        Throughout the industry downturn in 1998 and 1999, we continued development of new products and services. These include:

- The DuraBase(TM) composite mat system both in our rental fleet and for sale in selected markets

-   The DeepDrill(TM) fluid system

-   Performance Services

- Introduction of wooden mats to construct temporary access roads and drilling locations in the western Canadian market

- Composting as a means of waste remediation in the eastern Canadian and U.S. Rocky Mountain market

-   Industrial non-hazardous waste processing and disposal

        In 1999 and 2000, these new products and services accounted for the majority of capital expenditures. In addition, to the extent that these new products and services did not generate immediate increases in revenue, the costs associated with their introduction reduced segment operating income. In fiscal 2001, we expect these new products and services to enhance our ability to take advantage of the market recovery that is underway. By several measures, the market has already recovered above recent levels. However, no assurances can be made that our market will continue to grow or that these new products or services will be successful.

RESULTS OF OPERATIONS

        See Note C to our Consolidated Financial Statements for a detailed discussion of charges made in 1998 and 1999 in connection with changes in market conditions and the resulting reassessment of our operations, introduction of new products and services and an arbitration settlement.

------------------------------------------------------------------------------------------------------------------
                                              Years Ended December 31,         2000 vs 1999        1999 vs 1998
                                            2000       1999        1998         $         %         $          %
------------------------------------------------------------------------------------------------------------------
Revenues by segment:
   E&P waste disposal                    $  56,176  $  42,954   $  57,588   $  13,222      31%   $ (14,634)    (25)%
   Fluids sales & engineering              134,101    100,377     103,053      33,724      34       (2,676)     (3)
   Mat & integrated services                76,316     54,894      96,167      21,422      39      (41,273)    (43)
                                         ---------  ---------   ---------   ---------            ---------
        Total                            $ 266,593  $ 198,225   $ 256,808   $  68,368      34%   $ (58,583)    (23)%

Operating income (loss) by segment:
   E&P waste disposal                    $  17,254  $  13,068   $  19,014   $   4,186      32%   $  (5,946)    (31)%
   Fluids sales & engineering                9,375    (14,237)    (11,853)     23,612      NM       (2,384)    (20)
   Mat & integrated services                16,948     (1,126)     10,059      18,074      NM      (11,185)     NM
                                         ---------  ---------   ---------   ---------            ---------
        Total by segment                    43,577     (2,295)     17,220      45,872      NM      (19,515)     NM
   General and administrative expenses       3,042      2,589       4,305         453      17       (1,716)    (40)
   Goodwill amortization                     4,965      4,996       5,206         (31)     (1)        (210)     (4)
   Provision for uncollectible accounts         --      2,853       9,180      (2,853)   (100)      (6,327)    (69)
   Write-down of abandoned and
       disposed assets                          --     44,870      52,266     (44,870)   (100)      (7,396)    (14)
   Impairment of long-lived assets              --     23,363          --     (23,363)   (100)      23,363     100
   Terminated merger expenses                   --      2,957          --      (2,957)   (100)       2,957     100
   Arbitration settlement                       --         --      27,463          --      --      (27,463)   (100)
   Equity in net loss of
       unconsolidated affiliate                 --         --       1,293          --      --       (1,293)   (100)
                                         ---------  ---------   ---------   ---------            ---------
        Total operating income (loss)    $  35,570  $ (83,923)  $ (82,493)  $ 119,493     NM%    $  (1,430)     (2)%
==================================================================================================================

NM -- Not meaningful

Figures shown above are net of intersegment transfers.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues

        E&P Waste Disposal: The $13.2 million, or 31%, increase in waste disposal revenue is primarily associated with an increase in waste volume in the E&P markets. We received 4.1 million barrels of waste in 2000, compared to 3.3 million barrels in 1999, a 24% increase. The average revenue per barrel increased 4% to $11.55 per barrel in 2000, compared to $11.11 per barrel in 1999. Increases in NORM revenues of $1.3 million and in revenues for our new industrial market of $1.3 million were responsible for the remainder of the change.

        In late 2000, we began to experience a recovery in the land and inland waters markets, particularly in the environmentally sensitive South Louisiana Transition Zone. This development is important, since a Transition Zone drilling rig generates five to six times the waste volume of drilling rigs in other, less tightly regulated markets. New offshore regulations imposing limitations on the discharge of synthetic-based fluids and drill cuttings containing synthetic-based fluids have recently been announced and are expected to be effective in the second half of 2001. These regulations will eliminate the discharge of synthetic fluids and will reduce the allowable drill cuttings contained in the synthetic-based fluids to 6.9% of total discharges by volume. We expect to experience an increase in waste volumes as a result of these new regulations once they become effective.

        Fluids Sales and Engineering: The fluids sales and engineering revenue increase of $33.7 million, or 34%, was principally the result of an increased market share in a recovering market. We experienced an increase in the average number of rigs we service from 92 in 1999 to 146 in 2000. The average annual revenue per rig was approximately $919,000 in 2000, compared to $1,090,000 in 1999. Included in this segment are revenues from solids control operations of approximately $7.4 million in 1999 and $883,000 in 2000. Solids control operations were sold in September 1999 (See Note D). Certain solids control contracts that remained in progress as of December 31, 1999 were completed during 2000. Excluding solids control revenues, the average annual revenue per rig was approximately $913,000 in 2000, compared to $1,012,000 in 1999.

        The trend toward deeper and more difficult drilling for natural gas is evident in this segment, which recently achieved significant gains in the number of rigs serviced in the Gulf Coast market and, in particular, the offshore segment. Total rigs serviced by our fluids sales and engineering segment averaged 168 in the fourth quarter of 2000 and increased to 199 in the first eleven weeks of 2001. Moreover, our participation in the offshore market has almost doubled in this same period, to 16 rigs from an average of 9 rigs in the fourth quarter of 2000. Use of our DeepDrill(TM) fluid system could increase in offshore drilling later in 2001 if the new discharge limitations on synthetic-based fluids noted above become effective.

        Mat and Integrated Services: The $21.4 million, or 39%, increase in mat and integrated services revenue is the result of both higher unit pricing and volume. Pricing increased from $.65 per square foot in 1999 to $.90 per square foot in 2000, a 38% increase. Volume increased from 16.0 million square feet installed in 1999 to 19.9 million square feet installed in 2000, a 24% increase. In addition, in the fourth quarter of 2000, this segment recorded its first sales of composite mats.

        During the first quarter of 2001, we have sold approximately 6,000 composite mats, primarily to E&P operators in Canada. A portion of these sales were also to E&P operators and industrial customers in the U.S. and to the U.S military. We believe that the focus of many Canadian operators on pursuing increased production of natural gas now realizable through year-round drilling will help to increase the sale of composite mats in the Canadian market. These same forces should result in increased utilization of our rental mat fleet in Canada during 2001. In addition, our composite mat has application in the oilfields of North America outside the historic Gulf Coast base of operations, in industrial and construction trades, international oilfield markets and military and governmental applications.

        With the recent recovery in the Transition Zone market, installations of mat locations are proceeding at capacity, prompting an approximate 25% rise in average installation pricing over fourth quarter levels. These price increases are being driven by high demand for drilling sites in the Gulf Coast market and in the Transition Zone of South Louisiana in particular.

        Re-rentals, resulting from the extended use of drilling locations beyond the initial rental term, are an indicator of the trend towards deeper gas drilling. Revenue from re-rentals in the fourth quarter of 2000 rose to $2.1 million, versus $1.3 million in the third quarter of 2000, and are likely to increase in the first quarter of 2001. Revenues from re-rentals have historically been our most profitable.

Operating Income (Loss)

        E&P Waste Disposal: The $4.2 million increase in waste disposal operating income represents a 32% increase from the prior year and an incremental margin (defined as the change in operating income divided by the change in revenues) of 32%. Increases in certain operating costs during 2000, including barge rentals, maintenance, personnel, fuel and utility costs, along with increased operating costs of an expanded Port Fourchon facility, which began operations in the fourth quarter of 2000, negatively impacted incremental margins for this segment. These operating cost increases were not fully recovered through price increases in 2000.

        We have exercised our option to extend our right to dispose of specified volumes of E&P waste at an outside party's disposal facilities, for one year effective July 1, 2001 (see Note N). As part of this extension, we have doubled the amount of waste volume that we can dispose of at these facilities and extended the outside party's agreement not to compete with us in the E&P disposal business until June 30, 2002. In consideration of the extension of the agreement, including extension of the non-competition agreement, our costs of disposal under this contract will increase by approximately $2 per barrel beginning July 1, 2001. This increase in third party disposal costs is expected to be partially offset by reductions in other incremental disposal costs and increases in revenues resulting from the anticipated increase in volumes of E&P waste received from the new synthetic-based fluid regulations that we expect to be implemented.

        Fluids Sales and Engineering: The $23.6 million increase in fluids sales and engineering operating income represents an incremental margin of 70%. Included in the operating loss for this segment in 1999 are losses from solids control operations of $5.6 million, including severance costs of approximately $723,000. Operating results for these operations were at break even in 2000. In addition to the solids control loss in 1999, $2.1 million of charges for inventory obsolescence and losses on contracts were recorded in this segment. Excluding the effects of solids control operations and these other charges, operating income increased $15.9 million, representing an incremental margin of 58%. We do not expect incremental margins to be this high in 2001 due to the mix of products and increases in certain operating costs associated with expanded offshore facilities.

        To date, personnel cost pressures have principally been experienced in the engineering and technical operations of this segment. We have attracted and continue to attract qualified personnel in these areas in order to accommodate revenue growth for this segment. Engineering costs are typically billed directly to our customers and can generally be passed on to them with no significant impact on operating income. The impact of increases in technical personnel costs is also not expected to materially impact operating income for this segment.

        Mat and Integrated Services: The $18.1 million increase in mat and integrated services operating income represents an incremental margin of 84%. This high incremental margin indicates the operating leverage of the segment and the impact of improved pricing. In 1998 and 1999 we disposed of a significant portion of our domestic wooden mat fleet (see Note C). In addition, in 1999 we recorded an impairment charge for our remaining domestic wooden mat fleet, in response to both changing market conditions and our introducing the new composite mat. The significantly lower maintenance, transportation and other associated operating costs and substantially longer useful life of the composite mat system as compared to the wooden mat system raised 2000 operating margins.

        As noted above, pricing has continued to improve into 2001, along with an increase in re-rentals, our most profitable revenue stream for this segment. The current margin recognized on composite mat sales is approximately 45%. The mix of composite mat sales to other revenue sources will affect future incremental margins for this segment.

Interest Income and Interest Expense

        Net interest expense was $18.3 million in 2000, as compared $15.7 million in 1999. The increase in net interest cost is primarily due to an increase of $4.2 million in average outstanding borrowings and an increase in the average effective interest rate from 9.09% in 1999 to 9.72% in 2000. In addition, the amount of interest capitalization decreased from $1.7 million in 1999 to $935,000 in 2000.

Provision for Income Taxes

        We recorded income tax expense of $6.2 million in 2000 and income tax benefits of $29.5 million in 1999. This equates to 35.6% of pre-tax income in 2000 and 29.6% of pre-tax loss in 1999. In 2000, we reversed a valuation allowance of $1.5 million related to certain federal net operating loss carryforwards for which we determined it more likely than not that these carryforwards would be utilized prior to expiration based on current expected taxable income for those years. This valuation allowance, along with allowances for state net operating loss carryforwards, was originally recorded in 1999 due to the uncertainty of ultimately recovering these amounts.

Preferred Stock Dividends and Accretion of Discount

        As discussed in Liquidity and Capital Resources below, during 2000, we placed an aggregate of $60 million in preferred stock to bolster our capital structure. This follows a placement in April 1999, of $15 million of preferred stock. During 2000, dividends totaling $1.5 million were paid or accrued on preferred stock, compared to $532,000 of dividends for 1999.

        The accretion of the discount on the Series A Preferred Stock was $449,000 for 2000 compared, to $318,000 for 1999. All dividends were paid in shares of our common stock.

        As required by EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", during 2000, we recorded a one-time adjustment of $3.5 million ($.05 per share) to our equity accounts to reflect the value assigned to the conversion feature of the Series B Preferred Stock at the date of issuance. This adjustment, which is included in preferred stock dividends for 2000, did not have any effect on our operating results or total equity, and we issued no additional shares or cash.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues

        E&P Waste Disposal: The E&P waste disposal revenue decline of $14.6 million, or 25%, is consistent with the 22% decline in average rig activity in our primary market for 1999 as compared to 1998. During 1999, we received approximately 3.3 million barrels of E&P waste. This compares to approximately
5.0 million barrels in 1998, a decline of 34%. Contributing to the decline in barrels received was continued expansion of our wash water recycling program, which reduced the total barrels we disposed during 1999 and 1998. The average revenue per barrel of E&P waste remained relatively unchanged at just over $11. During 1999, we began operating our industrial, non-hazardous waste disposal facility. Only minimal revenues were recorded in 1999 during this facility's start-up phase of operations.

        Fluids Sales and Engineering: Fluids sales and engineering revenue declined $2.7 million, or 3%, in spite of the significant decline in average rig activity. Fluids revenues benefited from the inclusion for the full period in 1999 of several acquisitions made in 1998 which, among other things, expanded operations into the Oklahoma Anadarko Basin and into western Canada. In addition, our drilling fluids segment continued to penetrate the markets that we serve and to gain market share. While the mix of rig activity and commodity oil and gas pricing put downward pressure on both revenues and margins in this segment, we continued to see progress in the acceptance of our DeepDrill(TM) fluids system and our Performance Services concept. Revenues for the fluids sales and engineering segment include revenues from solids control operations of approximately $7.4 million in 1999 and $11.4 million in 1998. These operations were sold in September 1999.

        Mat and Integrated Services: The mat and integrated services revenue decline of $41.3 million, or 43%, reflects lower rig activity, reductions in location size and competitive pricing. Record low rig activity due to falling oil and gas prices and a shift by customers away from higher cost transition zone and major wetlands projects to lower cost inland drilling projects were the primary reasons for the activity decline and the reduction in location size in this segment. In addition, we, along with many of our competitors, had increased capacity through the first half of 1998 in response to increasing industry activity. The sharp decline in drilling activity created significant overcapacity in this market that further contributed to the revenue decline because of pricing pressure.

Operating Income (Loss)

        We reported an operating loss of $83.9 million in 1999, compared to an operating loss of $82.5 million in 1998. The primary factors contributing to the operating losses were charges totaling $74.0 million in 1999 and $88.9 million in 1998, as discussed in Note C. Segment operating loss, excluding these charges, was $2.3 million in 1999, as compared to segment operating income of $17.2 million in 1998, a decrease of $19.5 million in operating income.

        E&P Waste Disposal: The $5.9 million, or 31%, decrease in E&P waste disposal operating income is primarily due to the $14.6 million decline in segment revenue, as well as the high operating leverage of this segment. In response to the decline in disposal volumes resulting from reduced drilling activity, we began to reduce operating costs for this segment in late 1998 and early 1999. The cost reductions included selling or disposing barges, closing facilities and reducing staffing levels. While these cost reductions helped to offset some of the effects of the revenue decline, we were not able to further reduce our operating costs without significantly affecting the required level of current and future customer service. Operating profit for this segment also was negatively impacted by the start-up of our industrial waste business. The break-even level of revenues for our industrial waste business was not reached until early 2000.

        Fluids Sales and Engineering: Fluids sales and engineering operating loss increased by $2.4 million on a decline of $2.7 million in revenues. Throughout late 1998 and 1999, in response to market shifts and the significant downturn in drilling activity, we closed certain facilities and made other cost reductions, primarily in staffing levels. In addition, lower commodity pricing, in particular for the sale of barite, a key component of most drilling fluids, resulted in reduced margins on product sales beginning in late 1998 and continuing throughout 1999. During this time, we continued to introduce several products, including our DeepDrill(TM) fluids system and our Performance Services concept. These new product and service offerings resulted in certain product introduction costs during 1998 and 1999.

        As discussed above, in September 1999 we sold our solids control operations that were a part of our fluids sales and engineering segment. In 1999, we received approximately $5.5 million for the sale of solids control assets, which resulted in a loss of approximately $50,000 included in the operating loss for the fluids sales and engineering segment. In addition, the operating loss for this segment in 1999 includes severance and related costs of approximately $723,000. The operating loss for the solids control operations, excluding severance costs and the loss on sale of assets, was $4.8 million in 1999 and $1.2 million in 1998.

        Mat and Integrated Services: The mat and integrated services operating loss of $1.1 million for 1999 compares to operating income of $10.1 million in 1998, a change of $11.2 million. This change is primarily associated with the decline in revenue resulting from record low drilling activity, reductions in mat location size and competitive pricing due to overcapacity. As in other operating business segments, we reduced operating costs in our mat and integrated services segment beginning in late 1998 in response to the significant declines in rig activity in the Gulf Coast market.

Interest Income and Interest Expense

        Net interest expense was $15.7 million in 1999, as compared to $10.1 million in 1998. The increase in net interest cost is primarily due to an increase of $32.6 million in average outstanding borrowings, and an increase in average effective interest rates from 8.32% in 1998 to 9.09% in 1999. The increase in average outstanding borrowings is due primarily to funding of capital expenditures in 1998. In addition, the amount of interest capitalization decreased from $2.6 million in 1998 to $1.7 million in 1999. Interest income declined $501,000 in 1999 as compared to 1998 as available funds from the $125 million Senior Subordinated Notes issued in late 1997, after consideration of payments on our bank credit facility, were used for capital expenditures in 1998.

Provision for Income Taxes

        We recorded income tax benefits of $29.5 million in 1999 and $30.3 million in 1998. This equates to 29.6% of pre-tax loss in 1999 and 32.7% of pre-tax loss in 1998. In 1999, we provided a valuation allowance for any benefits arising from state net operating loss carryforwards and any federal net operating loss carryforwards that expire prior to 2005 and are subject to various limitations. This valuation allowance was recorded due to the uncertainty of ultimately recovering these amounts as of the date of the 1999 financial statements.

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

Preferred Stock Dividends and Accretion of Discount

        In April 1999, we sold 150,000 shares of preferred stock. For the year ended December 31, 1999, dividends of $532,000 were paid on preferred stock, and the accretion of the discount on the preferred stock was $318,000. These amounts reflect dividends and accretion for the period of April 16, 1999 (the issuance date of the preferred stock) through December 31, 1999. All dividends were paid in shares of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

        During 2000, we placed an aggregate of $60 million in preferred stock to bolster our capital structure. The initial $30 million, completed in June, was used to fund additions to capital assets late in the year as we began to see an improving business climate. The second $30 million, completed in December, was applied to pay down bank borrowings shortly after the first of the year, and will augment working capital in a rapidly recovering market. We invested $37 million in working capital in 2000, and anticipate that an additional $33 million may be required in 2001 as our business expands. Capital expenditures in 2000 totaled $35 million, concentrated in composite mats ($14 million) and the Port Fourchon base for Drilling Fluids and E&P Waste. We plan to spend approximately $30 million on capital expenditures in 2001, concentrated in our mat business for continued conversion of our mat fleet from wooden to composite mats. If the sale market for composite mats continues at the pace of the first quarter, our capital expenditures for composite mat purchases may be somewhat lower than our planned amounts.

        In January 2001, we completed resyndicating our $100 million bank credit facility, which we began in the fourth quarter of 2000, expanding the participants to four banks from three, and extending the term through January 2003. The compliance ratios were simplified, and minor technical changes implemented to simplify the documentation. At December 31, 2000, $14.9 million in letters of credit were issued and outstanding under the facility and $78.1 million was outstanding under the revolving facility, leaving $7.0 million of availability under this facility at December 31, 2000. We reduced our use of the facility in early January with the proceeds from the second $30 million sale of preferred stock, and anticipate that cash flow from operations will provide for all of our cash needs and allow repayment of an additional approximate $25 million in borrowings during 2001.

        The bank credit facility bears interest at either a specified prime rate (9.5% at December 31, 2000), plus a spread determined quarterly based on the ratio of the Company's funded debt to cash flow, or the LIBOR rate (6.40% at December 31, 2000), plus a spread determined quarterly based on the ratio of the Company's funded debt to cash flow. The weighted average interest rate on the outstanding balance under this facility was 9.78% in 2000, 7.85% in 1999 and 5.87% in 1998.

        Our Senior Subordinated Notes do not contain any financial covenants. However, if we do not meet the financial covenants of the bank credit facility and are unable to obtain an amendment from the banks, we would be in default of the credit facility which would cause the Notes to be in default and immediately due. The Notes, the bank credit facility and the certificates of designation relating to our preferred stock also contain covenants that significantly limit the payment of dividends on our Common Stock.

        During the year ended December 31, 2000, our working capital position increased by $61.8 million, as compared to 1999. Key working capital data is provided below:

                                               Year Ended December 31,
                                               -----------------------
                                                 2000          1999
                                               --------      ---------
        Working Capital (000's)                $110,050      $ 48,244
        Current Ratio                              3.61          1.95

        Our long term capitalization as of December 31, 2000, 1999 and 1998 was as follows:

                                                      2000           1999           1998
                                                    --------       --------       --------
Long-term debt (including current maturities):
        Credit facility                             $ 78,076       $ 83,250       $ 80,900
        Subordinated debt                            125,000        125,000        125,000
        Other                                            773          1,951          3,352
                                                    --------       --------       --------
        Total long-term debt                         203,849        210,201        209,252

Stockholders' equity                                 260,055        186,339        236,879
                                                    --------       --------       --------

Total capitalization                                $463,904       $396,540       $446,131
                                                    ========       ========       ========

Debt to total capitalization                              44%            53%            47%
                                                    ========       ========       ========

        After including the additional debt payment of approximately $30 million made in early 2001, working capital as of December 31, 2000 on a proforma basis would have been $80 million, resulting in a current ratio of 2.90. In addition, total capitalization on a proforma basis would have been $434,000, resulting in a debt to capitalization ratio of 40%.

        For the year ended December 31, 2000, our working capital needs were met primarily from the proceeds of two preferred stock offerings. Total cash generated from operations of $3.2 million was supplemented by $54.1 million from financing activities. This helped provide for a total of $30.6 million used in investing activities.

        Except as described in the preceding paragraphs, we are not aware of any material expenditures, significant balloon payments or other payments on long term obligations or any other demands or commitments, including off-balance sheet items to be incurred within the next 12 months. Inflation has not materially impacted our revenues or income.

NEW ACCOUNTING STANDARDS.

        During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. We adopted SFAS No. 133, as amended by SFAS No. 137, effective January 1, 2001. Adoption of the statement did not have a material effect on our consolidated financial statements since we do not currently use derivative instruments or hedging activities in our business.

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

Long-term Debt

        We are subject to interest rate risk on our long-term fixed interest rate senior subordinated notes. The bank credit facility has a variable interest rate and, accordingly, is not subject to interest rate risk. All other things being equal, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of debt will decrease as interest rates rise. Our policy is to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt.

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

FORWARD-LOOKING STATEMENTS

        The foregoing discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "anticipates", "believes", "estimates", "expects", "plans", "intends" and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified below, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.

        We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

        Among the risks and uncertainties that could cause future events and results to differ materially from those anticipated by us in the forward-looking statements included in this report are the following:

        - oil and gas exploration and production levels and the industry's willingness to spend capital on environmental and oilfield services;

        - oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital;

        - domestic and international political, military, regulatory and economic conditions;

        - other risks and uncertainties generally applicable to the oil and gas exploration and production industry;

        - existing regulations affecting E&P and NORM waste disposal being rescinded or relaxed, governmental authorities failing to enforce these regulations or industry participants being able to avoid or delay compliance with these regulations;

        - future technological change and innovation, which could result in a reduction in the amount of waste being generated or alternative methods of disposal being developed;

        -      increased competition in our product lines;

        -      our success in integrating acquisitions;

        - our success in replacing our wooden mat fleet with our new composite mats;

        - our ability to obtain the necessary permits to operate our non-hazardous waste disposal wells and our ability to successfully compete in this market;

        - our ability to successfully compete in the drilling fluids markets in the Canadian provinces of Alberta and Saskatchewan, the Permian Basin of West Texas and New Mexico and the Anadarko Basin in Western Oklahoma, where we have only recently entered the market;

        - adverse weather conditions, which could disrupt drilling operations;

        - our ability to successfully introduce our new products and services and the market acceptability of these products and services; and

        - any delays in implementing the new synthetic fluids disposal regulations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Newpark Resources, Inc.

        We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newpark Resources, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

        As explained in Note A to the financial statements, effective January 1, 1999, the Company changed its method of accounting for depreciation on certain of its waste disposal assets and its barite grinding mills from the straight-line method to the units-of-production method.

Arthur Andersen LLP

New Orleans, Louisiana
March 2, 2001

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Newpark Resources, Inc.

        We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows of Newpark Resources, Inc. and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Newpark Resources, Inc. and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note A of the Notes to Consolidated Financial Statements, effective July 1, 1998, the Company changed its method of accounting for costs of start-up activities.

        As discussed in Note D of the Notes to Consolidated Financial Statements, the consolidated financial statements as of December 31, 1998 and for the year then ended have been restated.

Deloitte & Touche LLP

New Orleans, Louisiana
March 26, 1999
(August 24, 2000 as to Note D)

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------------------------------
                                                              December 31,    December 31,
(In thousands, except share data)                                2000            1999
------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                 $  31,245       $   4,517
     Accounts and notes receivable, less allowance
        of $2,482 in 2000 and $10,836 in 1999                     75,776          57,906
     Inventories                                                  24,998          17,524
     Current taxes receivable                                         --             165
     Deferred tax asset                                           15,715          10,463
     Other current assets                                          4,530           8,602
                                                               ---------       ---------
        TOTAL CURRENT ASSETS                                     152,264          99,177

Property, plant and equipment, at cost, net of
     accumulated depreciation                                    184,755         166,603
Cost in excess of net assets of purchased businesses,
      net of accumulated amortization                            111,487         116,465
Deferred tax asset                                                22,965          33,595
Other assets                                                      35,972          34,701
                                                               ---------       ---------
                                                               $ 507,443       $ 450,541
                                                               =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                             $      --       $     627
     Current maturities of long-term debt                            329             991
     Accounts payable                                             25,816          29,232
     Accrued liabilities                                          13,621          14,453
     Arbitration settlement payable                                2,448           5,630
                                                               ---------       ---------
        TOTAL CURRENT LIABILITIES                                 42,214          50,933

Long-term debt                                                   203,520         209,210
Arbitration settlement payable                                        --           2,451
Other non-current liabilities                                      1,654           1,608
Commitments and contingencies (See Note N)                            --              --

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 1,000,000 shares
        authorized, 390,000 shares outstanding                    73,521          13,009
     Common Stock, $.01 par value, 100,000,000 shares
        authorized, 69,587,725 shares outstanding in 2000
        and 69,079,243 in 1999                                       696             690
     Paid-in capital                                             329,650         322,724
     Unearned restricted stock compensation                       (2,339)         (3,838)
     Accumulated other comprehensive income                         (607)            250
     Retained deficit                                           (140,866)       (146,496)
                                                               ---------       ---------
        TOTAL STOCKHOLDERS' EQUITY                               260,055         186,339
                                                               ---------       ---------
                                                               $ 507,443       $ 450,541
                                                               =========       =========



          See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

----------------------------------------------------------------------------------------------------
(In thousands, except per share data)                        2000            1999            1998
----------------------------------------------------------------------------------------------------
Revenues                                                   $ 266,593       $ 198,225       $ 256,808
Operating costs and expenses:
     Cost of services provided                               161,541         139,954         176,551
     Operating costs                                          61,475          60,566          63,037
                                                           ---------       ---------       ---------
                                                             223,016         200,520         239,588

General and administrative expenses                            3,042           2,589           4,305
Goodwill amortization                                          4,965           4,996           5,206
Provision for uncollectible accounts                              --           2,853           9,180
Write-down of abandoned and disposed assets                       --          44,870          52,266
Impairment of long-lived assets                                   --          23,363              --
Terminated merger expenses                                        --           2,957              --
Arbitration settlement                                            --              --          27,463
Equity in net loss of
     unconsolidated affiliates                                    --              --           1,293
                                                           ---------       ---------       ---------
Operating income (loss)                                       35,570         (83,923)        (82,493)
Interest income                                                 (822)           (987)         (1,488)
Interest expense                                              19,077          16,651          11,554
                                                           ---------       ---------       ---------

Income (loss) before income taxes and
     cumulative effect of accounting changes                  17,315         (99,587)        (92,559)
Provision (benefit) for income taxes                           6,165         (29,461)        (30,270)
                                                           ---------       ---------       ---------
Income (loss) before cumulative effect of
     accounting changes                                       11,150         (70,126)        (62,289)
Cumulative effect of accounting
     changes (net of income tax effect)                           --           1,471          (1,326)
                                                           ---------       ---------       ---------

Net income (loss)                                             11,150         (68,655)        (63,615)
Less:
     Preferred stock dividends                                 5,068             532              --
     Accretion of discount on preferred stock                    448             318              --
                                                           ---------       ---------       ---------

Net income (loss) applicable to common
     and common equivalent shares                          $   5,634       $ (69,505)      $ (63,615)
                                                           =========       =========       =========

Weighted average number of common and
  common equivalent shares outstanding:
     Basic                                                    69,265          68,949          67,058
                                                           =========       =========       =========
     Diluted                                                  70,028          68,949          67,058
                                                           =========       =========       =========

Income (loss) per common and common equivalent share:
     Basic:
     Income (loss) before cumulative effect
        of accounting changes                              $    0.08       $   (1.03)      $   (0.93)
     Cumulative effect of accounting changes                    0.00            0.02           (0.02)
                                                           ---------       ---------       ---------
        Net income (loss)                                  $    0.08       $   (1.01)      $   (0.95)
                                                           =========       =========       =========

     Diluted:
     Income (loss) before cumulative effect
        of accounting changes                              $    0.08       $   (1.03)      $   (0.93)
     Cumulative effect of accounting changes                    0.00            0.02           (0.02)
                                                           ---------       ---------       ---------
        Net income (loss)                                  $    0.08       $   (1.01)      $   (0.95)
                                                           =========       =========       =========



          See Accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31,

(In thousands)                                          2000          1999          1998
--------------                                       ----------    ----------    ----------

Net income (loss)                                    $   11,150    $  (68,655)   $  (63,615)


Other comprehensive income (loss):
      Foreign currency translation adjustments             (857)        1,283        (1,033)
                                                     ----------    ----------    ----------

Comprehensive income (loss)                          $   10,293    $  (67,372)   $  (64,648)
                                                     ==========    ==========    ==========

          See Accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1998, 1999 and 2000

----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Unearned    Accumulated
                                                                                 Restricted      Other
                                             Preferred    Common      Paid-In      Stock     Comprehensive  Retained
(In thousands)                                 Stock      Stock       Capital   Compensation    Income       Deficit       Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                          --         652     283,271        (543)           --      (13,938)     269,442

   Employee stock options                           --           9       6,757          --            --           (1)       6,765
   Acquisitions                                     --          23      23,337          --            --           --       23,360
   Issuance of restricted stock                     --           4       6,468      (6,472)           --           --           --
   Amortization of restricted stock                 --          --          --       1,397            --           --        1,397
   Foreign currency translation                     --          --          --          --        (1,033)          --       (1,033)
   Results of operations of pooled entities         --          --          --          --            --           --           --
      due to different year ends                    --          --          --          --            --          563          563
   Net loss                                         --          --          --          --            --      (63,615)     (63,615)
                                             -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                          --         688     319,833      (5,618)       (1,033)     (76,991)     236,879

   Employee stock options                           --           2         119          --            --           --          121
   Issuance of restricted stock                     --          --         181        (181)           --           --           --
   Amortization of restricted stock                 --          --          --       1,961            --           --        1,961
   Foreign currency translation                     --          --          --          --         1,283           --        1,283
   Preferred stock and warrants issuance        12,597          --       2,153          --            --           --       14,750
   Preferred stock dividends & accretion           412          --         438          --            --         (850)          --
   Net loss                                         --          --          --          --            --      (68,655)     (68,655)
                                             -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                      13,009         690     322,724      (3,838)          250     (146,496)     186,339

   Employee stock options                                        3       1,590                                               1,593
   Issuance of restricted stock                                  1         680        (681)                                     --
   Amortization of restricted stock                                                  2,180                                   2,180
   Foreign currency translation                                                                     (857)                     (857)
   Preferred stock and warrants issuance        60,000                   3,179                                 (3,529)      59,650
   Preferred stock dividends & accretion           512           2       1,477                                 (1,991)          --
   Net income                                                                                                  11,150       11,150
                                             -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                   $  73,521   $     696   $ 329,650   $  (2,339)    $    (607)   $(140,866)   $ 260,055
                                             =====================================================================================



          See Accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

-------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                2000           1999           1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $  11,150      $ (68,655)     $ (63,615)
Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization                                             23,566         26,881         37,901
     (Benefit) provision for deferred income taxes                              5,655        (29,298)       (25,965)
     (Gain) loss on sale of assets                                               (259)           (81)            45
     Provision for doubtful accounts                                               --          2,853          9,180
     Write-down of abandoned and disposed assets                                   --         44,870         52,266
     Cumulative effect of accounting changes                                       --         (1,471)         1,326
     Impairment of long-lived assets                                               --         23,363             --
     Arbitration settlement                                                        --             --         22,056
     Net loss in unconsolidated affiliates                                         --             --          1,293
Change in assets and liabilities, net of acquisitions:
     (Increase) decrease in accounts and notes receivable                     (19,066)         2,405         11,434
     (Increase) decrease  in inventories                                       (7,474)        (6,545)         3,605
     (Increase) decrease in other assets                                         (934)         1,511         (9,554)
     (Decrease) increase in accounts payable                                   (3,071)         2,704         (6,920)
     (Decrease) increase in accrued liabilities and other                      (6,327)         3,705         (3,813)
                                                                            ---------      ---------      ---------
        NET CASH PROVIDED BY OPERATIONS                                         3,240          2,242         29,239
                                                                            ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (35,432)       (40,497)      (104,660)
     Proceeds from sale of property, plant and equipment                        4,210         17,399            382
     Payments received on notes receivable                                        600          2,173          2,456
     Acquisitions, net of cash acquired                                            --             --        (15,809)
     Advances on notes receivable                                                  --             --         (1,734)
                                                                            ---------      ---------      ---------
        NET CASH USED IN INVESTING ACTIVITIES                                 (30,622)       (20,925)      (119,365)
                                                                            ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on line of credit                                             341          2,978         80,900
     Principal payments on notes payable and long-term debt                    (7,501)        (1,675)       (10,001)
     Net proceeds from preferred stock issue                                   59,650         14,750             --
     Proceeds from issuance of  debt                                              181             --            452
     Proceeds from exercise of stock options                                    1,439            536          3,687
                                                                            ---------      ---------      ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                              54,110         16,589         75,038
                                                                            ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           26,728         (2,094)       (15,088)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  4,517          6,611         21,699
                                                                            ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $  31,245      $   4,517      $   6,611
                                                                            =========      =========      =========



          See Accompanying Notes to Consolidated Financial Statements.

                             NEWPARK RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION. Newpark Resources, Inc., a Delaware corporation, ("Newpark") provides integrated fluids management, environmental and oilfield services to the oil and gas exploration and production industry principally in the Louisiana and Texas Gulf Coast region. In addition, Newpark provides some or all of its services to the U.S. Mid-continent region and Canada. The consolidated financial statements include the accounts of Newpark and its wholly-owned subsidiaries. Investments in which Newpark owns 20 percent to 50 percent and exercises significant influence over operating and financial policies are accounted for using the equity method. All material intercompany transactions are eliminated in consolidation.

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

        Newpark receives substantially all of its revenues from customers in the oil and gas industry. Oil and gas prices and activity are volatile. During 1998 and continuing in 1999, oil and gas prices and related activities decreased to new lows, for the past several decades, on an inflation adjusted basis. In late 1999 prices and activity began to increase and continued to increase in 2000. This market volatility has a significant impact on Newpark's operating results.

        During the mid 1990's through the first half of 1998, Newpark experienced significant growth through a series of strategic acquisitions and mergers and increasing demand for its products and services. With significant decreases in the price of oil and gas and the resultant impact on drilling activity, Newpark experienced a sharp decline in the demand for its products and services during the latter half of 1998 and continuing through 1999. This decline in demand materialized quickly from the previous growth period and at a time when Newpark was developing and introducing new and proprietary products and services to its customers.

        These conditions have had a negative impact on Newpark's cash flows and liquidity in 1998 through 2000. During this time, Newpark amended its Credit Facility (see Note G) and issued several series of preferred stock (see Note I). Newpark believes that given 1) the current outlook for oil and gas prices and related activity, 2) the changes that have been made to Newpark's operations, including its investments in the new products and services, and 3) Newpark's current financial position, Newpark will be able to continue its current business strategy for 2001 and the foreseeable future. However, Newpark believes that a prolonged depression in oil and gas drilling activity would have a material adverse affect on Newpark's financial position and results of operations and would require Newpark to further reassess its business strategies.

CASH EQUIVALENTS. All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash equivalents.

FAIR VALUE DISCLOSURES. Newpark's significant financial instruments consist of cash and cash equivalents, receivables, payables and long-term debt. The estimated fair value amounts have been developed based on available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, such estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. After such analysis, except as described below, management believes the carrying values of these instruments approximate fair values at December 31, 2000 and 1999.

        The estimated fair value of Newpark's senior subordinated notes payable at December 31, 2000 and 1999, based upon available market information, was $115.6 million and $116.3 million, respectively, as compared to the carrying amount of $125.0 million on those dates.

INVENTORIES. Inventories are stated at the lower of cost (principally average and first-in, first-out) or market.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are recorded at cost. Additions and improvements are capitalized. Maintenance and repairs are charged to expense as incurred. The cost of property, plant and equipment sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to income.

        For financial reporting purposes, except as described below, depreciation is provided by utilizing the straight-line method over the following estimated useful service lives:

Computers, autos and light trucks                                      2-5 years
Wooden mats                                                            2-5 years
Composite mats                                                          15 years
Tractors and trailers                                                10-15 years
Machinery and heavy equipment                                        10-15 years
Owned buildings                                                      20-35 years
Leasehold improvements                 lease term, including all renewal options

        Newpark computes the provision for depreciation on certain of its E&P waste and NORM disposal assets ("the waste disposal assets") and its barite grinding mills using the unit-of-production method. In applying this method, Newpark has considered certain factors which affect the expected production units (lives) of these assets. These factors include obsolescence, periods of nonuse for normal maintenance and economic slowdowns and other events which are reasonably predictable. The unit-of-production method of providing for depreciation on these assets was adopted in the second quarter of 1999, effective January 1, 1999. Prior to 1999, Newpark computed the provision for depreciation of these assets on a straight-line basis.

        The original useful lives for the waste disposal assets were developed assuming a relatively constant annual volume of the expected waste streams. However, the actual volume of waste disposed by Newpark has been more volatile than expected in the markets which Newpark serves, and the volatility in utilization rates is expected to continue. Because the utility of disposal assets is diminished by volume of waste disposed rather than time, Newpark believes the unit-of-production method provides a better measure of loss of utility of the disposal assets. In addition, a review of major competitors in the industrial waste business indicates that the unit-of-production method is a commonly used method of depreciation for surface disposal assets utilized in this industry.

        The original useful life for the barite mills was developed based on maximum utilization rates which considered non-utilized time only for scheduled repair periods. Newpark's actual utilization rates closely followed this pattern from inception of operations (1997) through July 1998. The significant decline in drilling activity since that time has resulted in a drastic reduction in utilization rates for the barite mills. The life of a barite grinding mill is affected primarily by the volume of barite material ground in the mill, not the passage of time. As a result, consistent with the waste disposal assets, Newpark believes the unit-of-production method provides a better measure of diminution of utility of these assets.

        In applying the unit-of-production method of depreciation, Newpark makes estimates of certain factors which are involved in determining the expected productive units for its waste disposal assets and barite grinding mill assets. The capacity of the waste disposal assets was determined based primarily on seismic and geological studies, while the capacity for the barite grinding mill assets was based primarily on manufacturer's certifications and the capacity of similar assets. These factors also include consideration of obsolescence and periods of non-use.

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

       Consolidated net income (loss) that would have been reported for the year ended December 31, 1998 had the change been applied retroactively would be as follows (in thousands of dollars):

Net income (loss)                                                     $(63,166)
Income (loss) per common and common equivalent share:
    Basic                                                                 (.94)
    Diluted                                                               (.94)

COST IN EXCESS OF NET ASSETS OF PURCHASED BUSINESSES AND IDENTIFIABLE INTANGIBLES. The cost in excess of net assets of purchased businesses ("excess cost") and identifiable intangibles are being amortized on a straight-line basis over fifteen to thirty-five years, except for $2,211,000 relating to acquisitions prior to 1971 that is not being amortized. Management of periodically reviews the carrying value of the excess cost in relation to the current and expected undiscounted cash flows of the businesses which benefit therefrom in order to assess whether there has been a permanent impairment of the excess cost of the net purchased assets. Should the review indicate that the carrying value is not recoverable, the excess of the carrying value over the discounted cash flows would be recognized as an impairment loss. Accumulated amortization on excess cost was $18,639,000 and $13,674,000 at December 31, 2000 and 1999, respectively.

REVENUE RECOGNITION. For the fluids sales and engineering segment, revenues are recognized for sales of drilling fluid materials upon shipment of the materials, less an allowance for product returns. Engineering and related services are provided to customers at agreed upon hourly or daily rates and are recognized when the services are performed.

For the E&P waste disposal segment, revenues are recognized when Newpark takes title to the waste which is upon its receipt by Newpark.

For the mat and integrated services segment, revenues are recognized on both fixed price and unit-priced contracts, which are short-term in duration, on the percentage of completion method as measured using specific units delivered or project milestones completed. This method is used because management believes it reflects the level of effort expended by Newpark in proportion to the total required to complete the contract. Revenues for services provided to customers at agreed upon hourly or daily rates are recognized when the services are performed. Revenues for sales of composite mats are recognized when title passes to the customer.

For Newpark's minimization management products, which incorporate two or more product offerings, Newpark recognizes revenues on the percentage of completion method as measured based upon the time and materials expended to date as a percentage of total estimated time and materials to be provided under the contract.

For revenues recognized on the percentage of completion basis, provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

INCOME TAXES. Income taxes are provided using the liability method. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and income tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE. Newpark owns a 49% interest in the LOMA Company, LLC, the manufacturer of its composite mats. During the start up phase of operations for LOMA, Newpark recorded its 49% interest in the cumulative operating losses of the joint venture ($1,293,000) as a separate item in the Consolidated Statements of Operations. In 1999, full production began at the LOMA manufacturing facility. Given that all production from the facility is for Newpark and all of LOMA's operations are production of composite mats, Newpark began recording its 49% interest in the income/(loss) of LOMA as a reduction/(increase) to its cost of the composite mats included in property, plant and equipment or costs of goods sold, as applicable.

Newpark purchased composite mats from LOMA at a total cost of $14.3 million in 2000 and $9.1 million in 1999. The purchase price of the mats is based on a contract with LOMA and is equal to the total of specified costs of producing the mats, as defined in the contract, plus a percentage markup on these costs.

INTEREST CAPITALIZATION. For the years ended December 31, 2000, 1999 and 1998, Newpark incurred interest cost of $20,012,000, $18,381,000 and $14,114,000, respectively, of which $935,000, $1,730,000 and $2,560,000, respectively, was capitalized on qualifying construction projects.

STOCK-BASED COMPENSATION. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Newpark has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and has adopted the disclosure-only provisions of SFAS 123.

FOREIGN CURRENCY TRANSACTIONS. Newpark's Canadian subsidiary maintains its accounting records in its local currency. This currency is converted to U.S. dollars with the effect of the foreign currency translation reflected in "accumulated other comprehensive income," a component of stockholders' equity, in accordance with SFAS No. 52 and SFAS No. 130, "Reporting Comprehensive Income." Foreign currency transaction gains (losses), if any, are credited or charged to income. Transaction losses totaling $8,000 were incurred in 2000. There were no transaction gains or losses incurred in 1999 or 1998. Cumulative foreign currency translation gains (losses) related to the Canadian subsidiary reflected in stockholders' equity amounted to $(607,000) and $250,000 at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, Newpark's Canadian subsidiary had net assets of approximately $46.6 million and $31.3 million, respectively.

RECLASSIFICATIONS. Certain reclassifications of amounts reported in prior years have been made to conform to the current year presentation.

NEW ACCOUNTING STANDARDS During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in a derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. Newpark adopted SFAS No. 133, as amended by SFAS No. 137, which deferred the effective date, on January 1, 2001. Adoption of the statement did not have a material effect on Newpark's consolidated financial statements since Newpark does not currently use derivative instruments or hedging activities in its business.

        During 1998, the American Institute of Certified Pubic Accountants promulgated Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5 requires that companies expense start-up activities as incurred. Newpark adopted SOP 98-5 effective July 1, 1998. Thus, in accordance with SOP 98-5, Newpark recorded the after-tax charge as a cumulative effect of accounting change within Newpark's 1998 Consolidated Statement of Operations. The effect of this change in accounting principle was to decrease net income by $1,326,000 (net of related income tax benefits of $778,000), or $.02 per basic and diluted share.

B.      ACQUISITIONS AND DISPOSITIONS

        During 1998, Newpark issued an aggregate of 1,151,000 shares of its common stock in exchange for all of the outstanding common stock of the following three companies:

                Company Name                 Type of Company         Location               Shares
        ---------------------------          ---------------       --------------         ---------
        Southwestern Universal Corp          Drilling Fluids       West Texas               450,000
        Optimum Fluids, Inc.                 Drilling Fluids       Western Canada           281,000
        Houston Prime Pipe & Supply          Solids Control        Gulf Coast               420,000
                                                                                          ---------
                                                                                          1,151,000
                                                                                          =========

        These business combinations were accounted for as poolings of interests, and accordingly, the consolidated financial statements for periods prior to the combinations were restated to include the accounts and results of operations of these entities.

        In September 1999, Newpark's management sold the operations of its solids control business (see Note D). The discontinued solids control business includes all of the remaining assets and operations from the acquisition of Houston Prime Pipe and Supply.

        Operating results prior to the combination of the separate companies and the combined amounts presented in the consolidated financial statements for the year ended December 31, 1998 are summarized below (in thousands of dollars):

Revenues:
       Newpark                                                        $ 249,313
       Houston Prime                                                      4,448
       Optimum                                                            2,016
       Southwestern                                                       1,031
                                                                      ---------
        Combined                                                      $ 256,808
===============================================================================

Net Income (Loss):
       Newpark                                                        $ (64,590)
       Houston Prime                                                        789
       Optimum                                                               (6)
       Southwestern                                                         192
                                                                      ---------
        Combined                                                      $ (63,615)
===============================================================================

        In addition to these transactions, Newpark acquired, in the aggregate, eight other companies in 1998 that were accounted for by the purchase method and included the results of operations of the acquired companies since their respective acquisition dates. These acquisitions were completed in exchange for an aggregate of 2,346,771 shares of Newpark common stock and $22,652,000 in cash. The acquisitions resulted in an excess of purchase price over assets acquired of $35,241,000, which is being amortized on a straight-line basis over 15 to 20 years.

        The purchase prices in 1998 were allocated to the net assets acquired based on their fair values at the date of acquisition, as follows:

Current assets                                                        $  15,078
Property, Plant & Equipment                                               6,579
Liabilities assumed                                                     (17,729)
Goodwill                                                                 35,241
                                                                      ---------
Total purchase price, net of cash acquired                               39,169
Less value of common stock issued                                       (23,360)
                                                                      ---------
Cash purchase price, net of cash acquired                             $  15,809
===============================================================================

        The following unaudited pro forma summary presents the consolidated results of operations of Newpark for the year ended December 31, 1998 as if the above purchase acquisitions had occurred on January 1, 1998 (in thousands, except per share amounts):

Revenues                                                              $ 279,496
Net income (loss)                                                       (62,047)
Net income (loss) per common and
   common equivalent share:

        Basic                                                         $    (.90)
        Diluted                                                            (.90)
===============================================================================

        The above unaudited proforma amounts have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill, additional depreciation expense for assets recorded at fair market value at the date of acquisition, additional interest expense for borrowings, and the net impact of the above adjustments on income tax expense. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1998, or of future results of operations of the consolidated entities.

        On August 12, 1996, Newpark acquired from Campbell Wells, Ltd. ("Campbell") substantially all of the non-landfarm assets and certain leases associated with five transfer stations located along the Gulf Coast and three receiving docks at the landfarm facilities operated by Campbell for cash consideration of $70.5 million. This acquisition was accounted for under the purchase method, and resulted in an excess of purchase price over assets acquired of $77.1 million, of which (a) $68.6 million is being amortized on a straight-line basis over 35 years, (b) $7.5 million, attributable to a non-compete agreement, was being amortized on a straight-line basis over 25 years, and (c) $1.0 million, attributable to dock leases, is being amortized over the respective lease terms. As a result of the signing of a Settlement Agreement with U.S. Liquids, Inc. (see Notes C and N), the remaining unamortized value of the non-compete agreement was reduced to $900,000, (the estimated fair market value at the time of the settlement) and is being amortized over the revised non-compete period of three years. The adjustment to the unamortized balance of the non-compete agreement of $6.1 million was included in arbitration settlement charged to operations in 1998.

        In 1996, Newpark sold the land, buildings and certain equipment comprising substantially all of the assets of its former marine repair operation to the operator of the facility. A portion of the proceeds from the sale included a $7.2 million note receivable. The note receivable is included in other assets and is recorded at its estimated fair value of approximately $7.4 million, including $1.1 million of accrued interest, which approximates the amount at which it can be prepaid at the operator's option during the term of the note. The face amount of the note is $8,534,000, and the note bears simple interest at 5.0% per annum, with interest and principal payable at September 30, 2003. The note is secured by a first lien on the assets sold as well as certain guarantees of the operator.

        In January 2001, the operator of these assets filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Laws. In June 2000, Newpark ceased to accrue interest on the outstanding balance of the note receivable because of the poor operating performance of the operator. Newpark continues to monitor the progress of the operator and will not resume the accrual of interest until such time as operating results of the operator improve. Newpark believes that it will ultimately recover its recorded investment in the note, including accrued interest, based on its secured position and the estimated value of the collateral.

C.      SIGNIFICANT 1999 AND 1998 CHARGES

        During the mid 1990's through the first half of 1998, Newpark experienced significant growth through a series of strategic acquisitions and mergers, and increasing demand for its related products and services. Due to a significant decrease in the price of oil and gas and the resultant impact on drilling activity, Newpark experienced a sharp decline in the demand for its products and services during the third and fourth quarters of 1998, which continued in 1999. This decline in customer demand materialized quickly from the previous growth period and, coupled with the timing of Newpark's continued efforts to bring certain proprietary innovations to its customers, caused Newpark to reassess its overall operations. This change in Newpark's market and reassessment of operations, as well as the settlement of an arbitration dispute in 1998, resulted in Newpark recording the following pretax charges during 1999 and 1998:

--------------------------------------------------------------------------------
(In thousands)                                              1999          1998
--------------------------------------------------------------------------------
Provision for uncollectible accounts                       $ 2,853       $ 9,180
Write-down of abandoned and disposed assets                 44,870        52,266
Impairment of long-lived assets                             23,363            --
Terminated merger expense                                    2,957            --
Arbitration settlement                                          --        27,463
                                                           -------       -------
   Total                                                   $74,043       $88,909
================================================================================

        The provision for uncollectible accounts in 1998 was made due to the financial weakness of certain customers resulting from continued downward pressure on oil prices, which caused a strain on customer cash flows. Newpark had then identified three specific customer balances where the risk of financial concern merited the majority of the additional reserve in 1998. Most of these customers have filed for bankruptcy protection. In 1999, the additional provision is primarily related to a decrease in the expected recovery of pre-bankruptcy receivables for these same customers as indicated in their approved or proposed plans of reorganization. Most of these bankruptcy proceedings were finalized in 2000. Newpark wrote-off approximately $8.4 million of previously reserved accounts during 2000 as a result of these bankruptcy proceedings.

        The write-down of abandoned and disposed assets includes the following amounts for 1998 and 1999:

--------------------------------------------------------------------------------
(In millions)                                                1999         1998
--------------------------------------------------------------------------------
Mat and integrated services segment:
  Domestic wooden mats                                      $  30.4      $  43.0
  Venezuela operations                                         11.6           --
  Other                                                          .4          1.3
                                                            -------      -------
    Total mat and integrated services segment                  42.4         44.3

Fluids sales and engineering segment:
  Investment in Mexican joint venture                           2.5           --
  Austin Chaulk assets                                           --          4.7
                                                            -------      -------
    Total fluids sales and engineering segment                  2.5          4.7


E&P waste disposal segment:
  Barge disposal                                                 --          1.3
  Write-down of proposed disposal sites                          --          2.0
                                                            -------      -------
    Total E&P waste disposal segment                             --          3.3
                                                            -------      -------

Total write-down for abandoned and disposed assets          $  44.9      $  52.3
================================================================================

        The $43.0 million write-down of Newpark's domestic wooden mat fleet in 1998 is primarily due to a significant excess capacity in the fleet resulting from the sharp decline in drilling activity. In addition, in late 1998, Newpark began converting a portion of its domestic rental fleet to the new composite mat. The write-down represents the net book value associated only with mats that were abandoned or destroyed.

        In the fourth quarter of 1999, after Newpark completed evaluating the composite mat and its advantages over the wooden mat system and further indication that the Gulf Coast mat market would likely stabilize below its peak in 1997, Newpark removed an additional amount of the remaining wooden mats from service and began destroying these mats, recording a charge of $30.4 million. Included in the write-down cost for wooden mats in 1999 are disposal costs of approximately $1.1 million. This accrual for disposal costs was fully utilized in 2000, with no significant differences from the original estimated amount being recorded in 2000. Also included in this amount is $3.0 million of charges for the write-down of Newpark's board road lumber inventory, since this loose lumber is generally not required in the laying of composite mats.

        In addition to the disposals of the wooden mat fleet, in the fourth quarter of 1999, Newpark decided to close down its mat business in Venezuela, due to poor market conditions and continued political instability in that area, recording a charge of $11.6 million. The measurement of the recoverable amount for the Venezuelan operations was based on management's judgment of the most likely value to be received on the sale of assets, less costs to sell. These assets were sold in 2000 in exchange for a note receivable with a face amount of $2.6 million. The actual loss realized on the sale of these assets, after discounting of the note receivable, did not differ significantly from the 1999 estimate.

        The other charges for write-down of assets in the mat and integrated services segment were $0.4 million and $1.3 million in 1999 and 1998, respectively. In 1999, this charge represents the net book value of various equipment deemed obsolete which has been sold or abandoned. In 1998, this charge represents the net book value of a machine previously used in remediation operations that was abandoned after it was rendered obsolete by other new, technologically superior equipment introduced by Newpark.

        The $2.5 million write-down charge recorded in Newpark's fluids sales and engineering segment in 1999 relates to the decision to withdraw from its Mexican joint venture in order to focus management's attention on the U.S. and Canadian markets it serves. The measurement of the recoverable amount for the Mexican operations is based on management's judgment of the most likely value to be received from its joint venture partner. The actual amount realized from the joint venture partner in 2000 did not differ significantly from the estimated amount. In 1998, the write-down charge of $4.7 million recorded in this segment relates to assets that were either abandoned or disposed (primarily warehouses and mixing plants located in the Austin Chauk region). These assets were abandoned or disposed of due to market shifts or due to excess capacity created by a downturn in Newpark's operations. The disposal value for these assets was received in 1999 with no significant differences from estimated amounts being realized.

        Included in the write-down charges for the E&P waste disposal segment in 1998 was $1.3 million to write-down barges to their disposal value, which value was received in 1999. These barges were previously used in this segment and were no longer required due to decreased volumes of waste being handled. Also included in the write-down in this segment for 1998 is a charge of $2.0 million relating to the abandonment of additional disposal sites being developed for future use. Due to the downturn in the oilfield waste market created by reduced oilfield drilling, Newpark decided not to pursue bringing this additional capacity on-line.

        In addition to the charges for the write-down of assets to be disposed or abandoned, in the fourth quarter of 1999, Newpark recorded an impairment charge of $23.4 million in the mat and integrated services segment on the remaining domestic wooden mat fleet which Newpark will continue to use in the short-term. This charge reflects the reduced recoverability of these mats over their estimated service life, due to their planned replacement with composite mats over the next two to three years. This reduced the domestic wooden mat fleet to a total carrying value of $4.5 million as of the date of the impairment charge. This carrying value was determined based on an estimation of the net discounted cash flows expected to be received for the wooden mats remaining in service until their expected replacement by composite mats. In connection with this impairment, Newpark also adjusted the remaining depreciable life on the domestic wooden mats in anticipation of the planned displacement of such mats to an approximate average of two years.

        On June 24, 1999, Newpark entered into a definitive agreement to merge with Tuboscope, Inc. (Tuboscope). On November 10, 1999, Newpark and Tuboscope announced that they had jointly elected to form operational alliances in key market areas rather than proceed with the proposed merger. The decision was made because market conditions in the oilfield services market and the resulting uncertainty in the capital markets at that time made it difficult to obtain the type of credit facility believed necessary for the combined companies. Each company agreed to pay its respective transaction expenses relating to the proposed merger, which for Newpark are approximately $3.0 million. Under the alliance agreement, Tuboscope will provide solids control services to Newpark's Minimization Management customers, while Newpark will provide E&P waste disposal services to Tuboscope.

        The $27.5 million of charges relating to the arbitration settlement stems from the settlement during the third quarter of 1998 (with final modifications during the fourth quarter of 1998) between Newpark's E&P waste disposal segment and U. S. Liquids, Inc. ("USL") over a contract dispute which is discussed more fully in Note N. The total settlement was $30 million, of which $6 million, $11 million and $9 million was paid in 1998, 1999 and 2000, respectively, and $4 million will be paid in 2001. The settlement provided for, among other things, 1) the termination of Newpark's original contractual commitment to provide waste to USL's disposal facilities for twenty-five years and 2) the right, but not the obligation, to deliver specified volumes of E&P waste to USL's facilities until June 30, 2001 without additional cost. The right to deliver waste was valued at its estimated fair market value of $8 million based on the volumes that can be delivered and the market price to dispose of such waste. This amount is being recorded as a charge to operations over the disposal period. The termination feature was valued at $22 million, which represented the balance of the total settlement, and an obligation was recorded based on the present value of the contractual payments assigned to the termination feature. At December 31, 2000 and 1999, the recorded amount of the obligation was $2.4 million and $8.1 million, respectively. Total pretax charges associated with the settlement of $27.5 million included a $6.1 million write down to the estimated fair value of the remaining non-compete with U.S. Liquids, with the remaining $21.4 million representing the portion of the settlement associated with the termination feature.

D.      SALE OF SOLIDS CONTROL OPERATIONS

        In September, 1999, Newpark's management sold the solids control operations and simultaneously entered into an alliance agreement with the drilling services division of Varco International, Inc., formerly a division of Tuboscope, which is now providing these services to Newpark's customers. Newpark realized approximately $5.5 million of proceeds for the sale of its interest in the assets used in these operations, which resulted in a net loss on the disposal of approximately $50,000. The operating results for the solids control operations are included in the results for the fluids sales and engineering segment. Revenues from the solids control operations totaled approximately $900,000 in 2000, $7.4 million in 1999 and $11.4 million in 1998. These operations were break even in 2000 and generated an operating loss of approximately $5.5 million in 1999 and $1.2 million in 1998. Included in the operating loss for 1999 are severance and related costs of approximately $723,000.

        The results for the solids control operations had originally been reported as discontinued operations in Newpark's financial statements for its 1999 year end as originally filed in its Form 10-K for that year. The originally filed financial statements were restated to reflect the inclusion of the results for the solids control operations as part of continuing operations of the fluids sales and engineering segment. The restatement was included in a Form 10-K/A dated August 24, 2000.

E.      INVENTORY

        Newpark's inventory consisted of the following items at December 31, 2000 and 1999:

--------------------------------------------------------------------------------
(In thousands)                                              2000          1999
--------------------------------------------------------------------------------
Composite mats                                             $   263       $    --
Logs                                                         4,884         3,338
Drilling fluids raw materials and components                18,465        13,062
Supplies                                                       632           724
Other                                                          754           400
                                                           -------       -------
   Total                                                   $24,998       $17,524
================================================================================

F.      PROPERTY, PLANT AND EQUIPMENT

        Newpark's investment in property, plant and equipment at December 31, 2000 and 1999 is summarized as follows:

-------------------------------------------------------------------------------
(In thousands)                                        2000               1999
-------------------------------------------------------------------------------
Land                                               $   9,177          $   9,183
Buildings and improvements                            52,741             43,476
Machinery and equipment                              136,714            124,065
Construction in progress                              10,606             23,022
Composite and wooden mats                             32,452             15,111
Other                                                  5,456              5,439
                                                   ---------          ---------
                                                     247,146            220,296
Less accumulated depreciation                        (62,391)           (53,693)
                                                   ---------          ---------
                                                   $ 184,755          $ 166,603
===============================================================================

G.      CREDIT ARRANGEMENTS AND LONG-TERM DEBT

        Credit arrangements and long-term debt consisted of the following at December 31, 2000 and 1999:

-------------------------------------------------------------------------------
(In thousands)                                           2000           1999
-------------------------------------------------------------------------------
Senior subordinated notes                              $ 125,000      $ 125,000
Bank line of credit                                       78,076         83,250
Building loan                                                 --            809
Other, principally installment notes secured by

  machinery and equipment, payable through
  2005 with interest at 2.0% to 13.5%                        773          1,142
                                                       ---------      ---------
                                                         203,849        210,201
Less:  current maturities of long-term debt                 (329)          (991)
                                                       ---------      ---------
Long-term portion                                      $ 203,520      $ 209,210
===============================================================================

        On December 17, 1997 Newpark issued $125 million of unsecured senior subordinated notes (the "Notes"), which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on each June 15 and December 15, commencing June 15, 1998. The Notes may be redeemed by Newpark, in whole or in part, at a premium commencing after December 15, 2002. The Notes are subordinated to all senior indebtedness, as defined in the subordinated debt indenture, including Newpark's bank revolving credit facility.

        The Notes are guaranteed by substantially all operating subsidiaries of Newpark (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors (which are all direct or indirect wholly owned subsidiaries of Newpark) are full, unconditional and joint and several. The aggregate assets, liabilities, earnings, and equity of the Subsidiary Guarantors are substantially equivalent to the total assets, liabilities, earnings, and equity of Newpark Resources, Inc. and its subsidiaries on a consolidated basis. Separate financial statements of the Subsidiary Guarantors are not included in the accompanying financial statements because management of Newpark has determined that the additional information provided by separate financial statements of the Subsidiary Guarantors would not be of material value to investors.

        As of December 31, 2000, Newpark maintained a $100.0 million bank credit facility (the "Credit Facility"), including up to $25.0 million in standby letters of credit, in the form of a revolving line of credit commitment, which expires January 31, 2003. The Credit Facility was amended and restated on January 31, 2001 for the purpose of modifying, extending and renewing the loans made pursuant to the Credit Facility, to admit additional banks and re-assign the roles of participating banks. At December 31, 2000, $14.9 million in letters of credit were issued and outstanding under the Credit Facility and $82.6 million was outstanding under the revolving facility, leaving $2.5 million of availability under this facility at December 31, 2000. Subsequent to December 31, 2000, the proceeds from the sale of $30 million in Series C Preferred Stock (see Note I) were used to reduce the outstanding balance on the Credit Facility.

        The Credit Facility bears interest at either a specified prime rate (9.5% at December 31, 2000), plus a spread determined quarterly based on the ratio of Newpark's funded debt to cash flow, or the LIBOR rate (6.40% at December 31, 2000), plus a spread determined quarterly based on the ratio of Newpark's funded debt to cash flow. The weighted average interest rate on the outstanding balance under the Credit Facility in 2000, 1999 and 1998 was 9.78%, 7.85% and 5.87%, respectively.

        The Notes do not contain any financial covenants; however, if Newpark does not meet the financial covenants of the Credit Facility and is unable to obtain an amendment from the banks, Newpark would be in default of the Credit Facility which would cause the Notes to be in default and immediately due. The Notes, the Credit Facility and the certificate of designations relating to Newpark's preferred stock also contain covenants that significantly limit the payment of dividends on Newpark's common stock .

        Maturities of long-term debt, exclusive of the Credit Facility which expires December 31, 2003, are $329,000 in 2001, $235,000 in 2002, $29,000 in
2003, $168,000 in 2004, $12,000 in 2005 and

$125,000,000 thereafter.

H.      INCOME TAXES

        The provision (benefit) for income taxes charged to operations is principally U. S. federal tax as follows:

                                                  Year Ended December 31,
-------------------------------------------------------------------------------
(In thousands)                              2000          1999           1998
-------------------------------------------------------------------------------
Current tax expense (benefit)             $    510      $    611       $ (5,083)
Deferred tax expense (benefit)               5,655       (29,298)       (25,965)
                                          --------      --------       --------
Total provision (benefit)                 $  6,165      $(28,687)      $(31,048)
===============================================================================

        The total provision (benefit) was allocated to the following components of income (loss):

                                                  Year Ended December 31,
-------------------------------------------------------------------------------
(In thousands)                                2000         1999          1998
-------------------------------------------------------------------------------
Income (loss) from operations               $  6,165     $(29,461)     $(30,270)
Cumulative effect of accounting change            --          774          (778)
                                            --------     --------      --------
Total provision (benefit)                   $  6,165     $(28,687)     $(31,048)
===============================================================================

        The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

                                                       Year Ended December 31,
-----------------------------------------------------------------------------------
                                                    2000         1999         1998
-----------------------------------------------------------------------------------
Income tax expense (benefit) at statutory rate       35.0%       (35.0%)      (35.0%)
Non-deductible expenses                               8.8          1.5          1.4
Increase (decrease) in valuation allowance           (8.9)         2.2           --
Other                                                  .7          1.9           .8
                                                   --------------------------------

Total income tax expense (benefit)                   35.6%       (29.4%)      (32.8%)
===================================================================================

        Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

-------------------------------------------------------------------------------
(In thousands)                                               2000          1999
-------------------------------------------------------------------------------
Deferred tax assets:
    Net operating losses                                 $ 65,070      $ 57,533
    Accruals not currently deductible                       1,991         2,432
    Bad debts                                                 725         3,469
    Deferred payments under settlement agreement              990         3,652
    Alternative minimum tax credits                         2,341         2,341
    All other                                               1,108           965
                                                         --------      --------
        Total deferred tax assets                          72,225        70,392
    Valuation allowance                                    (7,512)       (9,060)
                                                         --------      --------
        Total deferred tax assets, net of allowances     $ 64,713      $ 61,332

Deferred tax liabilities:

    Accelerated depreciation and amortization            $ 25,073      $ 14,399
    All other                                                 960         2,875
                                                         --------      --------
      Total deferred tax liabilities                       26,033        17,274
                                                         --------      --------

      Total net deferred tax assets                      $ 38,680      $ 44,058
===============================================================================

        For federal income tax purposes, Newpark has net operating loss carryforwards ("NOLs") of approximately $157 million (net of amounts disallowed pursuant to IRC Section 382) that, if not used, will expire. Federal NOL's totaling $8.3 million expire in 2001 and 2002, with the majority of the remainder expiring in 2018 through 2020. Newpark also has approximately $2.3 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. Additionally, for state income tax purposes, Newpark has NOLs of approximately $144 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in year 2001 through 2015.

        Under SFAS No. 109, a valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2000 and 1999, Newpark has recorded a valuation allowance for all state NOLs and the portion of federal NOLs that Newpark believes may not be fully utilized in the future. At December 31, 2000, Newpark has recognized a net deferred tax asset of $38.7 million, the realization of which is dependent on Newpark's ability to generate taxable income in future periods. Newpark believes that its estimate of future earnings based on contracts in place and its earnings trend from recent prior years supports recognition of this amount.

        Deferred tax expense includes a decrease in the valuation allowance for deferred tax assets of $1,548,000 for 2000. This decrease was associated with certain federal NOLs, for which a valuation allowance had been previously recorded, which Newpark believes are more likely than not to be utilized as a result of estimated future taxable income. Deferred tax expense includes an increase in the valuation allowance for deferred tax assets of $7,734,000 for 1999.

I.      EQUITY SECURITIES

        Newpark has been authorized to issue up to 1,000,000 shares of Preferred Stock, $.01 par value, of which 390,000 shares were outstanding at December 31, 2000.

        On December 28, 2000, Newpark completed the sale to Fletcher International Ltd, a Bermuda company affiliated with Fletcher Asset Management, Inc. , of 120,000 shares of Series C Convertible Preferred Stock, $0.01 par value per share (the "Series C Preferred Stock"). There are no redemption features to the Series C Preferred Stock. The aggregate purchase price for this instrument was $30.0 million. The net proceeds from the sale have been used to repay indebtedness in 2001. No underwriting discounts or commissions were paid in connection with the sale of the securities.

        On June 1, 2000, Newpark completed the sale to Fletcher International Limited, a Cayman Islands company affiliated with Fletcher Asset Management, Inc., of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), and a warrant (the "Warrant") to purchase up to 1,900,000 shares of the Common Stock of Newpark at an exercise price of $10.075 per share, subject to anti-dilution adjustments. The Warrant has a term of seven years, expiring June 1, 2007. There are no redemption features to the Series B Preferred Stock. The aggregate purchase price for these instruments was $30.0 million, of which approximately $26.5 million was allocated to the Series B Preferred Stock and approximately $3.5 million to the Warrant. The net proceeds from the sale have been used to repay indebtedness. No underwriting discounts or commissions were paid in connection with the sale of the securities.

       As required by EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", in connection with the issuance of the Series B Preferred Stock, Newpark recorded a one-time adjustment of $3.5 million ($.05 per share) to Newpark's equity accounts to reflect the value assigned to the conversion feature of the Series B Preferred Stock at the date of issuance. This adjustment did not have any effect on Newpark's operating results or total equity. The affect of this adjustment is included in preferred stock dividends in the accompanying financial statements; however, Newpark issued no additional shares or cash.

        Cumulative dividends are payable on the Series C and Series B Preferred Stock quarterly in arrears. The dividend rate is 4.5% per annum, based on the stated value of $250 per share of Series C and Series B Preferred Stock. Dividends payable on the Series C and Series B Preferred Stock may be paid at the option of Newpark either in cash or by issuing shares of Newpark's Common Stock that have been registered under the Securities Act of 1933, as amended (the "Act"). The number shares of Common Stock of Newpark to be issued as dividends is determined by dividing the cash amount of the dividend otherwise payable by the market value of the Common Stock determined in accordance with the provisions of the certificate relating to the Series C and Series B Preferred Stock. If Newpark fails to pay any dividends when due, these dividends will accumulate and accrue additional dividends at the then existing dividend rate. The dividend rights of the Series C and Series B Preferred Stock are junior to the dividend rights of the holders of the 150,000 shares of Newpark's Series A Cumulative Perpetual Preferred Stock (the "Series A Preferred Stock").

        So long as shares of the Series C and Series B Preferred Stock are outstanding, no dividends may be paid on the Common Stock or any other securities of Newpark ranking junior to the Series C or Series B Preferred Stock with respect to dividends and distributions on liquidation ("Junior Securities"), except for dividends payable solely in shares of Common Stock. Subject to certain exceptions, no shares of Junior Securities or securities of Newpark having a priority equal to the Series C and Series B Preferred Stock with respect to dividends and distributions on liquidation may be purchased or otherwise redeemed by Newpark unless all accumulated dividends on the Series C and Series B Preferred Stock have been paid in full.

       The holders of the Series C Preferred Stock have the right to convert all or any part of the Series C Preferred Stock into Common Stock at a conversion rate based on the then current market value of the Common Stock, or $11.2125 per share of Common Stock, whichever is less, but not less than $4.1325 per share. However, both the maximum and minimum conversion rates are subject to adjustment under certain circumstances. The holders of the Series B Preferred Stock have the right to convert all or any part of the Series B Preferred Stock into Common Stock at a conversion rate based on the then current market value of the Common Stock, or $10.075 per share of Common Stock, whichever is less. For purposes of any conversion, each share of Series C or Series B Preferred Stock will have a value equal to its stated value, plus any accrued and unpaid dividends.

       The agreements pursuant to which the Series C and Series B Preferred Stock and the Warrant were issued (the "Agreements") require Newpark to use its best efforts to register under the Act all of the shares of Common Stock issuable upon exercise of the Warrant and 1.5 times the number of shares of Common Stock issuable as of the effective date of the registration statement upon conversion of the Series C and Series B Preferred Stock or as dividends on the Series C and Series B Preferred Stock. Newpark will be required to increase the number of shares registered under the registration statement if the total number of shares of Common Stock issued and issuable under the Warrant and with respect to the Series C and Series B Preferred Stock exceeds 80% of the number of shares then registered. The registration statements will initially cover approximately 13.8 million shares of Common Stock.

        On April 16, 1999, Newpark, issued to SCF-IV, L.P., a Delaware limited partnership managed by SCF Partners (the "Purchaser"), 150,000 shares of Series A Cumulative Perpetual Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"), and a warrant (the "Warrant") to purchase up to 2,400,000 shares of the Common Stock of Newpark at an exercise price of $8.50 per share, subject to anti-dilution adjustments. The aggregate purchase price for these instruments was $15.0 million, of which approximately $12.8 million was allocated to the Series A Preferred Stock and approximately $2.2 million to the Warrant. The difference between the carrying value and the redemption value for the Series A Preferred Stock is being amortized to retained earnings over a period of five years and affects the earnings per share of common stock. The net proceeds from the sale were used to repay indebtedness. No underwriting discounts, commissions or similar fees were paid in connection with the sale of the securities.

        Cumulative dividends are payable on the Series A Preferred Stock quarterly in arrears at the initial dividend rate of 5% per annum, based on the stated value of $100 per share of Series A Preferred Stock. Dividends for the first three years are payable in Newpark Common Stock, based on the average closing price of Newpark's Common Stock for the five business days preceding the record date. The dividend rate is subject to adjustment three, five and seven years after the date of issuance. The agreement does not restrict common stock dividends or repurchases of common stock by Newpark as long as all accumulated dividends on the Series A Preferred Stock have been paid in full. Dividends paid on preferred stock and accretion of the discount on the preferred stock for the year ended December 31, 1999 were $532,000 and $318,000, respectively. These amounts reflect dividends and accretion for the period of April 16, 1999 (the issuance date of the preferred stock) through December 31, 1999.

        On May 13, 1998, the stockholders of Newpark approved an increase in the number of authorized shares of common stock to 100,000,000.

        Changes in outstanding Common Stock for the years ended December 31, 2000, 1999 and 1998 were as follows:

--------------------------------------------------------------------------------
(In thousands of shares)                             2000       1999       1998
--------------------------------------------------------------------------------
Outstanding, beginning of year                      69,079     68,840     65,212
Shares issued for acquisitions                          --         --      2,347
Shares issued for deferred compensation plan            32         46        535
Other                                                   --         --         17
Shares issued for preferred stock dividend             169         71         --
Shares issued upon exercise of options                 308        122        729
                                                    ------     ------     ------
   Outstanding, end-of-year                         69,588     69,079     68,840
================================================================================

J.    EARNINGS PER SHARE

        Per share and weighted average share amounts for all years presented have been restated to give effect for all 1998 transactions accounted for as poolings of interest (see Note B). The following table presents the reconciliation of the numerator and denominator for calculating earnings per share in accordance with the disclosure requirements of SFAS 128 as follows (in thousands, except per share data):

                                                                      For the Years Ended December 31,
--------------------------------------------------------------------------------------------------------
                                                                       2000         1999          1998
--------------------------------------------------------------------------------------------------------
Income (loss) applicable to common and common  equivalent shares     $  5,634     $(69,505)     $(63,615)
                                                                     ========     ========      ========

Shares:
  Weighted average number of common shares outstanding                 69,265       68,949        67,058
  Net effect of dilutive stock options and warrants                       763           --            --
                                                                     --------     --------      --------

  Weighted average number of common shares outstanding,
    Plus assumed exercise of stock options                             70,028       68,949        67,058
                                                                     ========     ========      ========


Income (loss) applicable to common and common equivalent shares:
  Basic income (loss) per share                                      $   0.08     $  (1.01)     $  (0.95)
                                                                     ========     ========      ========
  Diluted income (loss) per share                                    $   0.08     $  (1.01)     $  (0.95)
                                                                     ========     ========      ========

        At December 31, 2000 Newpark had dilutive stock options of 3,158,000 which were assumed exercised using the treasury stock method. The resulting net effect of stock options was used in calculating diluted income per share for the period ended December 31, 2000. Options and warrants to purchase a total of 6,950,000 shares of common stock, at exercise prices ranging from $8.19 to $21.00 per share, were outstanding at December 31, 2000 but were not included in the computation of diluted income per share because they were antidilutive.

        Options and warrants excluded from the computation of diluted EPS for the years ended December 31, 1999 and 1998 that could potentially dilute basic EPS in the future were 7,426,455 shares and 4,435,664 shares, respectively. Since Newpark incurred a loss per share for 1999 and 1998, these dilutive options were excluded, as they would be antidilutive to basic EPS.

K.    STOCK OPTION PLANS

      At December 31, 2000, Newpark had three stock-based compensation plans, which are described below. Newpark applies Accounting Principles Board Opinion 25 ("APB 25") and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Had compensation costs for Newpark's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board Statement No. 123, Newpark's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                            Year Ended December 31,
-------------------------------------------------------------------------------------------
(In thousands, except per share data)                  2000          1999           1998
-------------------------------------------------------------------------------------------
Net income (loss)                   As reported     $   5,634     $ (69,505)     $ (63,615)
                                    Pro forma           2,144       (73,863)       (67,100)

Basic and diluted earnings (loss)   As reported          0.08         (1.01)         (0.95)
  per share                         Pro forma            0.03         (1.07)         (1.00)
==========================================================================================

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

                                                    Year Ended December 31,
-------------------------------------------------------------------------------
                                                  2000        1999        1998
-------------------------------------------------------------------------------
Risk free interest rate                             4.6%        6.5%        5.2%
Expected years until exercise                         4           4           4
Expected stock volatility                          69.0%      259.1%       56.9%
Dividend yield                                        0%          0%          0%
===============================================================================

      A summary of the status of Newpark's stock option plans as of December 31, 2000, 1999 and 1998. and changes during the periods ending on those dates, is presented below:

                                                              Years Ended December 31,
------------------------------------------------------------------------------------------------------------------
                                           2000                         1999                         1998
------------------------------------------------------------------------------------------------------------------
                                                  W-A                          W-A                          W-A
                                                Exercise                     Exercise                     Exercise
                                  Shares         Price         Shares         Price         Shares         Price
                                ----------      --------     ----------      --------     ----------      --------
Outstanding at
   beginning of year             5,026,455       $ 7.46       4,435,664       $ 8.02       4,070,557       $ 7.59
   Granted                       1,409,500         5.94       1,057,600         5.35       1,254,000        11.35
   Exercised                      (309,642)        3.64        (122,238)        4.43        (726,222)        4.92
   Canceled                       (449,394)        8.95        (344,571)        9.17        (162,671)       13.45
                                ----------                   ----------                   ----------
Outstanding at end of year       5,676,919       $ 7.18       5,026,455       $ 7.46       4,435,664       $ 8.02
                                ==========                   ==========                   ==========

Weighted-average fair
  value of options granted
   during the year                               $ 3.25                       $ 5.23                       $ 6.51
=================================================================================================================

        The following table summarizes information about all stock options outstanding at December 31, 2000.

                                   Options Outstanding                       Options Exercisable
                        ------------------------------------------        -------------------------
                                          Weighted-
                                           Average
                                          Remaining       Weighted-                        Weighted-
    Range of                             Contractual       Average                         Average
    Exercise              Number            Life          Exercise         Number          Exercise
     Prices             Outstanding        (Years)         Price         Exercisable        Price
----------------        -----------      -----------      --------       -----------       --------
$3.28 to $4.94           1,539,726            3.48        $   4.33        1,041,259        $   4.04
$5.13 to $6.75           1,208,499            5.74        $   5.37          144,677        $   6.22
$6.88 to $8.31           1,300,722            3.97        $   8.15          951,623        $   8.27
$8.62 to $9.94             136,667            6.59        $   9.02           42,335        $   9.29
$10.00 to $21.00         1,491,305            3.88        $  10.57        1,238,631        $  10.45
                         ---------        --------        --------        ---------        --------
                         5,676,919            4.25        $   7.18        3,418,525        $   7.70
===================================================================================================

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

        The 1993 Non-Employee Directors' Stock Option Plan (the "1993 Non-Employee Directors' Plan") was adopted on September 1, 1993 by the Board of Directors and, thereafter, was approved by the stockholders in 1994. Non-employee directors are not eligible to participate in any other stock option or similar plans currently maintained by Newpark. The purpose of the 1993 Non-Employee Directors' Plan is to promote an increased incentive and personal interest in the welfare of Newpark by those individuals who are primarily responsible for shaping the long-range plans of Newpark, to assist Newpark in attracting and retaining on the Board persons of exceptional competence and to provide additional incentives to serve as a director of Newpark.

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

        On November 2, 1995, the Board of Directors adopted, and on June 12, 1996 the stockholders approved, the Newpark Resources, Inc. 1995 Incentive Stock Option Plan (the "1995 Plan"), pursuant to which the Compensation Committee may grant incentive stock options and nonstatutory stock options to designated employees of Newpark. Initially, a maximum of 2,100,000 shares of Common Stock were issuable under the 1995 Plan. This maximum number is subject to increase on the last business day of each fiscal year by a number equal to 1.25% of the number of shares of Common Stock issued and outstanding on the close of business on such date, subject to a maximum limit of 8 million shares. This reflects an increase in the limit which was approved by Newpark stockholders in June 2000.

L.      DEFERRED COMPENSATION PLAN

        In March 1997, Newpark established a Long-Term Stock and Cash Incentive Plan (the "Plan"). By policy, Newpark has limited participation in the Plan to certain key employees of companies acquired subsequent to inception of the Plan. The intent of the Plan is to increase the value of the stockholders' investment in Newpark by improving Newpark's performance and profitability and to retain, attract and motivate key employees who are not directors or officers of Newpark but whose judgment, initiative and efforts are expected to contribute to the continued success, growth and profitability of Newpark.

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

        Each award under the Plan will consist of a grant of shares of stock or an amount of cash (to be paid on a deferred basis) subject to a restriction period (after which the restrictions shall lapse), which shall mean a period commencing on the date the award is granted and ending on such date as the committee shall determine (the "Restriction Period"). The committee may provide for the lapse of restrictions in installments, for acceleration of the lapse of restrictions upon the satisfaction of such performance or other criteria or upon the occurrence of such events as the committee shall determine, and for the early expiration of the Restriction Period upon a participant's death, disability, retirement at or after normal retirement age or the termination of the participant's employment with Newpark by Newpark without cause.

        The maximum number of shares of common stock of Newpark that may be issued pursuant to the Plan is 676,909, subject to adjustment pursuant to certain provisions of the Plan. The maximum amount of cash that may be awarded pursuant to the Plan is $1,500,000, and each such amount may be increased by the Board of Directors. If shares of stock or the right to receive cash awarded or issued under the Plan are reacquired by Newpark due to a forfeiture or for any other reason, these shares or right to receive cash will be cancelled and thereafter will again be available for purposes of the Plan. At December 31, 2000, 670,472 shares of common stock had been issued under the Plan and $1,418,000 had been awarded.

M.      SUPPLEMENTAL CASH FLOW INFORMATION

        Included in accounts payable and accrued liabilities at December 31, 2000, 1999 and 1998, were equipment purchases of $1,019,000, $1,326,000 and
$5,186,000, respectively. Also included are notes payable for equipment purchases in the amount of $434,000 for 1998.

        Interest of $19,759,000, $18,063,000 and $13,144,000, was paid in 2000,
1999 and 1998, respectively. Income tax refunds, net of payments, totaled $11,191,000 for the year ended December 31, 1999. Income taxes of $79,000 and $9,991,000 were paid in 2000 and 1998, respectively.

N.      COMMITMENTS AND CONTINGENCIES

        Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters will not have a material adverse effect on Newpark's consolidated financial statements.

        In conjunction with the 1996 acquisition of Campbell Wells Ltd. ("Campbell"), Newpark became a party to a "NOW Disposal Agreement", pursuant to which Newpark was required, for a period of 25 years following the acquisition, to deliver to Campbell for disposal at its landfarm facilities an agreed annual quantity of E&P Waste, and Campbell executed a Noncompetition Agreement under which it agreed not to compete with Newpark in the marine-related E&P Waste disposal business for five years. The landfarms are now operated by U.S. Liquids, Inc. ("USL"), which also assumed Campbell's obligations under the Noncompetition Agreement. During 1998, a dispute arose between the parties concerning Newpark's obligations under the NOW Disposal Agreement. In September 1998, Newpark and USL settled their dispute by executing a Settlement Agreement and a "Payment Agreement" under which, among other things, Newpark's contractual commitment to deliver waste to USL's disposal facilities was terminated immediately, and Newpark agreed to pay USL $30 million, $6 million of which was paid in 1998, $11 million of which was paid in 1999, $9 million of which was paid in 2000 and $4 million of which is to be paid in 2001. The payments to be made in 2001 are subject to increase based on the increase in the Consumer Price Index between July 1, 1998 and January 3, 2000. As a result of the change in the Consumer Price Index, in 2001 Newpark will pay a total of $4.1 million to USL.

        Under the Payment Agreement, Newpark has the right, but not the obligation, to deliver specified volumes of E&P Waste to USL's facilities until June 30, 2001 without additional cost, and subject to certain conditions, Newpark may extend this arrangement for two additional one-year terms at an additional annual cost of $8 million, which is also subject to increase based on increases in the Consumer Price Index. Newpark has informed USL that it will exercise its right to extend this arrangement for at least one year. As part of the settlement, Newpark agreed that USL may engage in the business of cleaning tanks, barges, vessels, containers and similar structures used in the transportation and storage of E&P Waste, and USL purchased from Newpark certain equipment used by Newpark in these cleaning activities.

        Newpark is currently involved in proceedings with the Texas State Comptroller of Public Accounts related to sales tax audits for the periods of April 1988 through September 1999. Newpark believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial statements.

        In the normal course of business, in conjunction with its insurance programs, Newpark has established letters of credit in favor of certain insurance companies in the amount of $1,250,000 at December 31, 2000 and 1999. At December 31, 2000 and 1999, Newpark had outstanding guaranty obligations totaling $3,457,000 and $1,494,000, respectively, in connection with facility closure bonds issued by an insurance company.

        Since May 1988, Newpark has held the exclusive right to use a patented prefabricated wooden mat system with respect to the oil and gas exploration and production industry within the State of Louisiana. On June 20, 1994, Newpark entered into a new license agreement by which it obtained the exclusive right to use the same patented prefabricated mat system, without industry restriction, throughout the continental United States. The license agreement requires, among other things, that Newpark purchase a minimum of 5,000 mats annually through 2003. Newpark has met this annual mat purchase requirement since the inception of the agreement. Any purchases in excess of that level may be applied to future annual requirements. Newpark's annual commitment to maintain the agreement in force, absent any reductions resulting from excess purchases, is currently estimated to be $3.7 million.

        Since July 1995, Newpark has held the exclusive worldwide right to use a patented composite mat system. Production of these mats did not commence until 1998. The license agreement requires, among other things, that Newpark purchase a minimum of 5,000 mats annually. Any purchases in excess of that level may be applied to future annual requirements. Newpark's annual commitment to maintain the agreement in force is currently estimated to be $3.5 million.

        Newpark has guaranteed certain debt obligations of LOMA through the issuance of a letter of credit. The guarantee is limited to $15 million, plus accrued interest. The joint venture partner has obtained a commitment for the refinancing of its debt. The pending transaction would not require a guarantee from Newpark.

        Newpark leases various manufacturing facilities, warehouses, office space, machinery and equipment, including transportation equipment and composite mats, under operating leases with remaining terms ranging from one to 10 years, with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were $13,963,000, $9,173,000 and $10,731,000, in 2000, 1999 and 1998, respectively.

        Future minimum payments under noncancellable operating leases and future minimum receipts under noncancellable subleases, with initial or remaining terms in excess of one year are as follows (in thousands):

--------------------------------------------------------------------------------
                                                                         Net
                                   Operating         Operating         Operating
                                    Lease            Sublease           Lease
                                   Payments          Receipts          Payments
--------------------------------------------------------------------------------
2001                               $12,206           $   466           $11,740
2002                                 9,883               466             9,417
2003                                 9,779               475             9,304
2004                                 8,274               498             7,776
2005                                 5,634               314             5,320
2006 and thereafter                 20,553                --            20,553
------------------------------------------------------------------------------
                                   $66,329           $ 2,219           $64,110
==============================================================================

        Newpark is self-insured for health claims up to a certain policy limit. Claims in excess of $100,000 per incident and approximately $4.6 million in the aggregate per year are insured by third-party reinsurers. At December 31, 2000, Newpark had accrued a liability of $785,000 for outstanding and incurred, but not reported, claims based on historical experience.

O.      CONCENTRATIONS OF CREDIT RISK

        Financial instruments which potentially subject Newpark to significant concentrations of credit risk consist principally of cash investments and trade accounts and notes receivable.

        Newpark maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout Newpark's trade area and company policy is designed to limit exposure to any one institution. As part of Newpark's investment strategy, Newpark performs periodic evaluations of the relative credit standing of these financial institutions.

        Concentrations of credit risk with respect to trade accounts and notes receivable are generally limited due to the large number of entities comprising Newpark's customer base, and for notes receivable the required collateral. Newpark maintains an allowance for losses based upon the expected collectibility of accounts and notes receivable.

         As of December 31, 2000, Newpark has investments in two notes receivable ("the Notes") and an investment in convertible, redeemable preferred stock of a company that owns patented thermal desorption technology. The portion of the Notes that are receivable beyond one year and the preferred stock are included in other assets at December 31, 2000.

         The Notes, which had a combined original face amount of $5.5 million, are due December 5, 2002, and are interest bearing at a stated rate of prime plus 1.5%, payable quarterly. In addition, the terms of the Notes include quarterly principal payments. The combined balances of the Notes at December 31, 2000 was $2.7 million, of which $1.6 million was included in other assets and $1.1 million was included in other current assets. The balance of accrued but unpaid interest on the Notes was $109,000 at December 31, 2000.

         The preferred stock is convertible into common stock and is redeemable by the issuer. Dividends are payable quarterly on the preferred stock at the rate of prime plus 1.5%. The balance of the preferred stock and accrued but unpaid dividends was $2.9 million and $106,000, respectively at December 31, 2000.

         In March 2001, in consideration of certain changes to the terms of the preferred stock, including a reduction in the conversion price of preferred stock, Newpark agreed to defer the receipt of principal, interest and dividends otherwise due and payable in March 2001 on the Notes and preferred stock until June 2001. The issuer is presently in negotiations to sell all or a portion of its assets. If this occurs, Newpark expects that all or a portion of these investments will be paid in connection with the sale.

P.      SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     Quarter Ended
-------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)            Mar 31        Jun 30         Sep 30         Dec 31
-------------------------------------------------------------------------------------------------------
FISCAL YEAR 2000
Revenues                                           $ 57,276      $ 60,202       $ 68,987       $ 80,128
Operating income (loss)                               5,680         7,458         10,998         11,435
Net income (loss)                                       474        (2,180)         3,293          4,048

Net income (loss) per share:
    Basic                                              0.01         (0.03)          0.05           0.06
    Diluted                                            0.01         (0.03)          0.05           0.06

Weighted average common and common
  equivalent shares outstanding:
    Basic                                            69,095        69,127         69,299         69,533
    Diluted                                          69,702        69,127         70,315         70,238
=======================================================================================================
FISCAL YEAR 1999
Revenues                                           $ 52,779      $ 40,524       $ 50,921       $ 54,001
Operating income (loss)                               4,546        (7,365)        (3,183)       (77,921)
Net income (loss)                                     2,029        (5,492)        (8,218)       (57,824)

Net income (loss) per share:
    Basic:
      Income (loss) before cumulative effects          0.01         (0.08)         (0.12)         (0.84)
      Cumulative effect of accounting change           0.02            --             --             --
                                                   --------      --------       --------       --------
        Net income (loss)                              0.03         (0.08)         (0.12)         (0.84)

    Diluted:
      Income (loss) before cumulative effects          0.01         (0.08)         (0.12)         (0.84)
      Cumulative effect of accounting change           0.02            --             --             --
                                                   --------      --------       --------       --------
        Net income (loss)                              0.03         (0.08)         (0.12)         (0.84)

Weighted average common and common
  equivalent shares outstanding:
    Basic                                            68,872        68,893         68,986         69,044
    Diluted                                          69,185        68,893         68,986         69,044
=======================================================================================================

        As further discussed in Note C, during the fourth quarter of 1999 Newpark recorded significant charges associated with asset write-downs and impairments, arbitration settlement, and increases in the provision for uncollectible accounts.

Q.      SEGMENT AND RELATED INFORMATION

        Newpark's three business units have separate management teams and infrastructures that offer different products and services to a homogenous customer base. The business units form the three reportable segments of E&P Waste Disposal, Fluids Sales & Engineering and Mat & Integrated Services.

        E&P Waste Disposal: This segment provides disposal services for both oilfield exploration and production ("E&P") waste and E&P waste contaminated with naturally occurring radioactive material. The primary method used for disposal is low pressure injection into environmentally secure geologic formations deep underground. The primary operations for this segment are in the Gulf Coast market and customers include major multinational and independent oil companies. This segment began operating its non-hazardous industrial waste disposal facility in 1999. Disposal of this type of waste could lead to an expansion of Newpark's customer base and geographic service points for this segment.

        Fluids Sales & Engineering: This segment provides drilling fluids sales and engineering services and onsite drilling fluids processing services. The primary operation for this segment are in the Gulf Coast market. However, other markets served by this segment include Oklahoma, Canada, and the Permian Basin. Customers include major multinational, independent and national oil companies.

        Mat & Integrated Services: This segment provides prefabricated interlocking mat systems for constructing drilling and work sites. In addition, the segment provides fully-integrated onsite and offsite environmental services, including site assessment, pit design, construction and drilling waste management, and regulatory compliance services. The primary markets served include the Gulf Coast market and Canada. The principal customers are major national, independent and national oil companies. In addition, this segment provides temporary work site services to the pipeline, electrical utility and highway construction industries principally in the Southeastern portion of the United States.

        Newpark does not believe it is dependent on any one customer. During the years ended December 31, 2000, 1999 and 1998 there were no sales to one customer in excess of 10%. Export sales are not significant.

        Summarized financial information concerning Newpark's reportable segments for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                 Years Ended December 31,
----------------------------------------------------------------------------------
                                           2000            1999            1998
----------------------------------------------------------------------------------
                                                      (In thousands)
REVENUES (1)
E&P Waste Disposal                       $  56,176       $  42,954       $  58,457
Fluids Sales & Engineering                 134,419         100,467         104,142
Mat & Integrated Services                   78,661          60,560         111,513
Eliminations                                (2,663)         (5,756)        (17,304)
----------------------------------------------------------------------------------
   Total Revenues                        $ 266,593       $ 198,225       $ 256,808
==================================================================================

(1) Segment revenues include the
  following intersegment transfers:
E&P Waste Disposal                       $      --       $      --       $     869
Fluids Sales & Engineering                     318              89           1,089
Mat & Integrated Services                    2,345           5,667          15,346
----------------------------------------------------------------------------------
   Total Intersegment Transfers          $   2,663       $   5,756       $  17,304
==================================================================================


EBITDA (a):
E&P Waste Disposal                       $  20,339       $  16,292       $  22,891
Fluids Sales & Engineering                  15,659          (9,463)         (8,170)
Mat & Integrated Services                   26,180          12,761          35,194
----------------------------------------------------------------------------------
   Total Segment EBITDA                  $  62,178       $  19,590       $  49,915
==================================================================================

                                                              Years Ended December 31,
------------------------------------------------------------------------------------------------
                                                         2000            1999            1998
------------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION, EXCLUDING GOODWILL
AMORTIZATION:
E&P Waste Disposal                                     $   3,084       $   3,224       $   3,877
Fluids Sales & Engineering                                 6,284           4,774           3,683
Mat & Integrated Services                                  9,233          13,887          25,135
------------------------------------------------------------------------------------------------
   Total Segment Depreciation and Amortization         $  18,601       $  21,885       $  32,695
================================================================================================


OPERATING INCOME (LOSS):
E&P Waste Disposal                                     $  17,254       $  13,068       $  19,014
Fluids Sales & Engineering                                 9,375         (14,237)        (11,853)
Mat & Integrated Services                                 16,948          (1,126)         10,059
------------------------------------------------------------------------------------------------
   Total Segment Operating Income                      $  43,577       $  (2,295)      $  17,220
================================================================================================
General and administrative expenses                       (3,042)         (2,589)         (4,305)
Goodwill amortization                                     (4,965)         (4,996)         (5,206)
Provision for uncollectible accounts                          --          (2,853)         (9,180)
Write-down of abandoned and disposed assets                   --         (44,870)        (52,266)
Impairment of long-lived assets                               --         (23,363)             --
Terminated merger expense                                     --          (2,957)             --
Arbitration settlement                                        --              --         (27,463)
Equity in net loss of unconsolidated affiliate                --              --          (1,293)
------------------------------------------------------------------------------------------------
   Total Operating Income (Loss)                       $  35,570       $ (83,923)      $ (82,493)
================================================================================================


SEGMENT ASSETS
E&P Waste Disposal                                     $ 154,918       $ 154,097       $ 156,047
Fluids Sales & Engineering                               183,060         153,446         160,428
Mat & Integrated Services                                 94,515          77,292         136,737
Other                                                     74,950          65,706          45,649
------------------------------------------------------------------------------------------------
   Total Assets                                        $ 507,443       $ 450,541       $ 498,861
================================================================================================


CAPITAL EXPENDITURES
E&P Waste Disposal                                     $   7,853       $  14,241       $  30,621
Fluids Sales & Engineering                                10,147           6,961          26,689
Mat & Integrated Services                                 17,432          19,295          47,335
Other                                                         --              --              15
------------------------------------------------------------------------------------------------
   Total Capital Expenditures                          $  35,432       $  40,497       $ 104,660
================================================================================================

        (a) Newpark evaluates performance and allocates resources based on EBITDA, which is calculated as operating income (loss) adding back depreciation and amortization, exclusive of goodwill amortization. Calculations of EBITDA should not be viewed as a substitute to calculations under Generally Accepted Accounting Principles, in particular cash flows from operations, operating income, income from continuing operations and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

        The following table sets forth information about Newpark's operations by geographic area:

                                              Years Ended December 31,
-------------------------------------------------------------------------------
                                         2000           1999            1998
-------------------------------------------------------------------------------
                                                   (In thousands)
REVENUE
Domestic                               $ 234,190      $ 176,033       $ 239,309
International                             32,403         22,192          17,499
-------------------------------------------------------------------------------
   Total Revenue                       $ 266,593      $ 198,225       $ 256,808
===============================================================================

OPERATING INCOME (LOSS)
Domestic                               $  35,253      $ (76,660)      $ (84,499)
International                                317         (7,263)          2,006
-------------------------------------------------------------------------------
   Total Operating Income (Loss)       $  35,570      $ (83,923)      $ (82,493)
===============================================================================

ASSETS
Domestic                               $ 460,848      $ 416,280       $ 465,237
International                             46,595         34,261          33,624
-------------------------------------------------------------------------------
   Total Assets                        $ 507,443      $ 450,541       $ 498,861
===============================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with Newpark's 2001 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with Newpark's 2001 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with Newpark's 2001 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with Newpark's 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     1.     FINANCIAL STATEMENTS

        Reports of Independent Auditors

        Consolidated Balance Sheets as of December 31, 2000 and 1999

        Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

        Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

        Consolidated Statements of Comprehensive Income for the years ended December 31, 2000, 1999 and 1998.

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

        10.20 Amendment to Asset Purchase Agreement, dated September 22, 1998 among Newpark Environmental Services, Inc. and U.S. Liquids,
               Inc.(9)

        10.21 Noncompetition Agreement of September 16, 1998, among the registrant and U.S. Liquids, Inc.(9)

        10.22 Miscellaneous Agreement, dated September 16, 1998, among the registrant and U.S. Liquids, Inc.(9)

        10.23  Operating Agreement of The Loma Company L.L.C.(9)

        10.24  Alliance Agreement, dated as of February 3, 2000, among Tuboscope
               Inc., Tuboscope Vetco International, Inc., the registrant,
               Newpark Drilling Fluids, L.L.C., and Newpark Environmental
               Services, L.L.C.(10)

        10.26  Newpark Resources, Inc. 1999 Employee Stock Purchase Plan.(10)*

        10.27 Agreement, dated May 30, 2000, between the registrant and Fletcher International Ltd., a Bermuda company.(11)

        10.28 Agreement, dated December 28, 2000, between the registrant and Fletcher International Limited, a Cayman Islands company. (12)

        21.1   Subsidiaries of the Registrant+

        23.1   Consent of Arthur Andersen LLP+

        23.2   Consent of Deloitte & Touche LLP+

        24.1   Powers of Attorney+

----------

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

(7) Previously filed in the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated by reference herein.

(8) Previously filed in the exhibits to the registrant's Registration Statement on Form S-3 (File No. 333-05805), and incorporated by reference herein.

(9) Previously filed in the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated by reference herein.

(10) Previously filed in the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference herein.

(11) Previously filed in the exhibits to the registrant's Current Report on Form 8-K dated June 1, 2000.

(12) Previously filed in the exhibits to the registrant's Current Report on Form 8-K dated December 28, 2000, which was filed on January 4, 2001.


(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 21, 2001

                                   NEWPARK RESOURCES, INC.

                                   By:  /s/ JAMES D. COLE
                                        ----------------------------------------
                                        James D. Cole, Chairman of the Board
                                        and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

           Signatures                               Title                          Date
           ----------                               -----                          ----
/s/ JAMES D. COLE
------------------------------
James D. Cole                           Chairman of the Board                    March 21, 2001
                                          and Chief Executive Officer
/s/ MATTHEW W. HARDEY
------------------------------
Matthew W. Hardey                       Vice President of Finance and            March 21, 2001
                                          Chief Financial Officer
/s/ ERIC M. WINGERTER
------------------------------
Eric M. Wingerter                       Vice President and Controller            March 21, 2001
                                          (Principal Accounting Officer)
/s/ WM. THOMAS BALLANTINE
------------------------------
Wm. Thomas Ballantine                   President and Director                   March 21, 2001


------------------------------
David Baldwin*                          Director                                 March 21, 2001


------------------------------
David P. Hunt*                          Director                                 March 21, 2001


------------------------------
Dr. Alan Kaufman*                       Director                                 March 21, 2001


------------------------------
James H. Stone*                         Director                                 March 21, 2001


------------------------------
Roger C. Stull*                         Director                                 March 21, 2001

By
   ---------------------------
 *James D. Cole
  Attorney-in-Fact

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

        10.4 Building Lease Agreement, dated April 10, 1992, between the registrant and The Traveler's Insurance Company.(4)

        10.5   Building Lease Agreement, dated May 14, 1992, between State Farm
               Life Insurance Company, and SOLOCO, Inc.(4)

        10.6   Operating Agreement, dated June 30, 1993, between Goldrus
               Environmental Services, Inc. and NESI.(3)

        10.7   Amended and Restated 1993 Non-Employee Directors' Stock Option
               Plan.(9)*

        10.8   1995 Incentive Stock Option Plan.(5)*

      EXHIBIT
      NUMBER                             DESCRIPTION
      -------                            -----------
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

        10.20 Amendment to Asset Purchase Agreement, dated September 22, 1998 among Newpark Environmental Services, Inc. and U.S. Liquids,
               Inc.(9)

        10.21 Noncompetition Agreement of September 16, 1998, among the registrant and U.S. Liquids, Inc.(9)

        10.22 Miscellaneous Agreement, dated September 16, 1998, among the registrant and U.S. Liquids, Inc.(9)

        10.23  Operating Agreement of The Loma Company L.L.C.(9)

        10.24  Alliance Agreement, dated as of February 3, 2000, among Tuboscope
               Inc., Tuboscope Vetco International, Inc., the registrant,
               Newpark Drilling Fluids, L.L.C., and Newpark Environmental
               Services, L.L.C.(10)

        10.26  Newpark Resources, Inc. 1999 Employee Stock Purchase Plan.(10)*

        10.27 Agreement, dated May 30, 2000, between the registrant and Fletcher International Ltd., a Bermuda company.(11)

        10.28 Agreement, dated December 28, 2000, between the registrant and Fletcher International Limited, a Cayman Islands company. (12)

        21.1   Subsidiaries of the Registrant+

        23.1   Consent of Arthur Andersen LLP+

        23.2   Consent of Deloitte & Touche LLP+

        24.1   Powers of Attorney+

----------

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

(7) Previously filed in the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated by reference herein.

(8) Previously filed in the exhibits to the registrant's Registration Statement on Form S-3 (File No. 333-05805), and incorporated by reference herein.

(9) Previously filed in the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated by reference herein.

(10) Previously filed in the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference herein.

(11) Previously filed in the exhibits to the registrant's Current Report on Form 8-K dated June 1, 2000.

(12) Previously filed in the exhibits to the registrant's Current Report on Form 8-K dated December 28, 2000, which was filed on January 4, 2001.