Form 10-Q
period 2001-03-31
NEWPARK RESOURCES INC
filed 2001-05-07
CIK 71829

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


For the quarterly period ended March 31, 2001         Commission File No. 1-2960


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

                       Yes    X            No
                          ----------         ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock, $0.01 par value: 69,872,417 shares at May 3, 2001.

================================================================================

                             NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                                 March 31, 2001



Item                                                                                                 Page
Number          Description                                                                        Number
------          -----------                                                                        ------
                PART I

      1         Unaudited Consolidated Financial Statements:
                    Balance Sheets as of March 31, 2001 and
                         December 31, 2000 ............................................................3
                    Statements of Income for the Three Month Periods
                         Ended March 31, 2001 and 2000.................................................4
                    Statements of Comprehensive Income for the Three Month
                         Periods Ended March 31, 2001 and 2000.........................................5
                    Statements of Cash Flows for the Three Month Periods
                         Ended March 31, 2001 and 2000.................................................6
                    Notes to Unaudited Consolidated Financial Statements ..............................7
      2         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............................................10

                PART II

      6         Exhibits and Reports on Form 8-K......................................................17
                Signatures............................................................................18

                           CONSOLIDATED BALANCE SHEETS

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                           March 31,    December 31,
(In thousands, except share data)                                            2001           2000
                                                                          ----------    ------------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                        $    2,574    $     31,245
         Accounts and notes receivable, less allowance
                of $2,463 in 2001 and $2,482 in 2000                          97,108          75,776
         Inventories                                                          24,858          24,998
         Deferred tax asset                                                   16,673          15,715
         Other current assets                                                 11,280           4,530
                                                                          ----------    ------------
                TOTAL CURRENT ASSETS                                         152,493         152,264

Property, plant and equipment, at cost, net of
         accumulated depreciation                                            186,801         184,755
Cost in excess of net assets of purchased businesses,
         net of accumulated amortization                                     109,532         111,487
Deferred tax asset                                                            17,552          22,965
Other assets                                                                  36,024          35,972
                                                                          ----------    ------------
                                                                          $  502,402    $    507,443
                                                                          ==========    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Current maturities of long-term debt                             $      321    $        329
         Accounts payable                                                     30,808          25,816
         Accrued liabilities                                                  19,766          13,621
         Arbitration settlement payable                                        1,236           2,448
                                                                          ----------    ------------
                TOTAL CURRENT LIABILITIES                                     52,131          42,214

Long-term debt                                                               182,076         203,520
Other non-current liabilities                                                    969           1,654
Commitments and contingencies                                                     --              --

STOCKHOLDERS' EQUITY:
         Preferred Stock, $.01 par value, 1,000,000 shares
                authorized,390,000 shares outstanding                         73,633          73,521
         Common Stock, $.01 par value, 100,000,000 shares
                authorized,  69,778,710 shares outstanding in 2001
                and 69,587,725 in 2000                                           698             696
         Paid-in capital                                                     330,649         329,650
         Unearned restricted stock compensation                               (1,980)         (2,339)
         Accumulated other comprehensive income                               (1,911)           (607)
         Retained deficit                                                   (133,863)       (140,866)
                                                                          ----------    ------------
                TOTAL STOCKHOLDERS' EQUITY                                   267,226         260,055
                                                                          ----------    ------------
                                                                          $  502,402    $    507,443
                                                                          ==========    ============

                        CONSOLIDATED STATEMENTS OF INCOME

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Month Periods Ended March 31,
(Unaudited)

(In thousands, except per share data)                                       2001          2000
                                                                         ----------    ----------
Revenues                                                                 $   99,397    $   57,276
Operating costs and expenses:
         Cost of services provided                                           61,030        35,429
         Operating costs                                                     19,106        13,964
                                                                         ----------    ----------
                                                                             80,136        49,393

General and administrative expenses                                           1,070           955
Goodwill amortization                                                         1,234         1,248
                                                                         ----------    ----------
Operating income                                                             16,957         5,680

Foreign currency exchange loss                                                  491            --
Interest income                                                                (233)         (222)
Interest expense                                                              4,215         4,593
                                                                         ----------    ----------
Income before income taxes                                                   12,484         1,309

Provision for income taxes                                                    4,495           535
                                                                         ----------    ----------
Net income                                                                    7,989           774

Less:
         Preferred stock dividends                                              863           188
         Accretion of discount on preferred stock                               112           112
                                                                         ----------    ----------

Net income applicable to common and common
         equivalent shares                                               $    7,014    $      474
                                                                         ==========    ==========

Weighted average common and common equivalent shares outstanding:
         Basic                                                               69,674        69,095
                                                                         ==========    ==========
         Diluted                                                             70,467        69,702
                                                                         ==========    ==========

Basic and diluted net income per common and
         common equivalent share                                         $     0.10    $     0.01
                                                                         ==========    ==========

          See accompanying Notes to Consolidated Financial Statements

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Month Periods Ended March 31,
(Unaudited)

(In thousands)                                                 2001            2000
                                                            ----------       ----------
Net income                                                  $    7,989       $      774

Other comprehensive income (loss):
                Foreign currency translation adjustments        (1,304)            (195)
                                                            ----------       ----------

Comprehensive income                                        $    6,685       $      579
                                                            ==========       ==========

          See accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31,
(Unaudited)

(In thousands)                                                                   2001          2000
                                                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $    7,989    $      774

Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                             6,413         5,590
         Provision for deferred income taxes                                       4,495           535
         Other                                                                      (113)          (56)
Change in assets and liabilities, net of effects of acquisitions:
         Decrease (increase) in accounts and notes receivable                    (21,318)        1,585
         Decrease (increase) in inventories                                          140          (520)
         Decrease (increase) in other assets                                      (7,807)        2,200
         Increase (decrease)  in accounts payable                                  5,131        (8,488)
         Increase in accrued liabilities and other                                 4,149         1,058
                                                                              ----------    ----------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (921)        2,678
                                                                              ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                     (7,612)       (3,252)
         Proceeds from disposal of property, plant and equipment                   1,049           332
         Payments received on notes receivable                                        27           270
                                                                              ----------    ----------
                NET CASH USED IN INVESTING ACTIVITIES                             (6,536)       (2,650)
                                                                              ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net payments on lines of credit                                         (21,357)           --
         Principal payments on notes payable and long-term debt                      (96)         (409)
         Proceeds from exercise of stock options                                     239           154
                                                                              ----------    ----------
                NET CASH USED IN FINANCING ACTIVITIES                            (21,214)         (255)
                                                                              ----------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (28,671)         (227)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    31,245         4,517
                                                                              ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                $    2,574    $    4,290
                                                                              ==========    ==========


Included in accounts payable and accrued liabilities at March 31, 2001 and 2000 were equipment purchases of approximately $0.9 million and $1.4 million, respectively.

Interest of $1.5 million and $1.9 million was paid during the three months ending March 31, 2001 and 2000, respectively. Net income tax refunds of $76,000 were received during the three months ending March 31, 2001. Income taxes of $102,000 were paid during the three months ended March 31, 2000.


          See accompanying Notes to Consolidated Financial Statements

                             NEWPARK RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE    1     -   INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark") as of March 31, 2001, and the results of its operations and its cash flows for the three month periods ended March 31, 2001 and 2000. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 2000 audited financial statements and related notes filed on Form 10-K. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2        -   EARNINGS PER SHARE

         Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. At March 31, 2001 and 2000 Newpark had dilutive stock options of approximately 4.0 million shares and 3.1 million shares, respectively, which were assumed exercised using the treasury stock method. The resulting net effects of stock options, totaling 792,000 shares and 607,000 shares for the periods ended March 31, 2001 and 2000, respectively, were used in calculating diluted income per share for the periods presented. Options and warrants to purchase a total of 5.9 million shares and 5.2 million shares of common stock were outstanding at March 31, 2001 and 2000, respectively, but were not included in the computation of diluted income per share because they were antidilutive.

NOTE    3     -   ACCOUNTS AND NOTES RECEIVABLE

         Included in current accounts and notes receivable at March 31, 2001 and December 31, 2000 are:


                                       March 31,     December 31,
(In thousands)                            2001          2000
--------------                         ----------    ------------
Trade receivables                      $   92,394    $     72,114
Unbilled revenues                           2,975           2,162
                                       ----------    ------------
   Gross trade receivables                 95,369          74,276
Allowance for doubtful accounts            (2,463)         (2,482)
                                       ----------    ------------
   Net trade receivables                   92,906          71,794
Notes and other receivables                 4,202           3,982
                                       ----------    ------------
   Total                               $   97,108    $     75,776
                                       ==========    ============

NOTE    4     -   INVENTORIES

         Newpark's inventories consisted of the following items at March 31, 2001 and December 31, 2000:


                                                  March 31,   December 31,
(In thousands)                                      2001          2000
--------------                                   ----------   ------------
Composite mats                                   $      867   $        263
Drilling fluids raw material / components            19,795         18,465
Logs                                                  2,660          4,884
Supplies                                                472            632
Other                                                 1,064            754
                                                 ----------   ------------
   Total                                         $   24,858   $     24,998
                                                 ==========   ============

NOTE    5     -   LONG-TERM DEBT

         As of March 31, 2001, Newpark had outstanding $125 million of unsecured senior subordinated notes (the "Notes") which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on June 15 and December 15.

        As of March 31, 2001, Newpark also maintained a $100.0 million bank credit facility, including up to $25.0 million in standby letters of credit, in the form of a revolving line of credit commitment, which expires January 31, 2003. At March 31, 2001, $14.9 million in letters of credit were issued and outstanding under the credit facility and $56.7 million was outstanding under the revolving facility, leaving $28.4 million of availability. The facility bears interest at either a specified prime rate (8.0% at March 31, 2001) or the LIBOR rate (4.88% at March 31, 2001), in each case plus a spread determined quarterly based on the ratio of Newpark's funded debt to cash flow. The weighted average interest rates on the outstanding balance under the credit facility for the first three months of 2001 and 2000 were 10.22% and 8.97%, respectively.

        The Notes do not contain any financial covenants; however, if Newpark does not meet the financial covenants of the credit facility and is unable to obtain an amendment from the banks, Newpark would be in default of the credit facility which would cause the Notes to be in default. The Notes and the credit facility also contain covenants that significantly limit the payment of dividends on the common stock of Newpark. Newpark was in compliance with all covenants as of March 31, 2001.

NOTE 6        -   SEGMENT DATA

         Summarized financial information concerning Newpark's reportable segments is shown in the following table (dollars in thousands):

                                             Three Months Ended
                                                  March 31,            Increase/(Decrease)
                                           -----------------------   ------------------------
                                              2001         2000          $              %
                                           ----------   ----------   ----------    ----------
Revenues by segment:
E&P waste disposal                         $   14,672   $   12,462   $    2,210          18%
Fluids sales & engineering                     50,401       29,346       21,055          72
Mat & integrated services                      34,324       15,468       18,856         122
                                           ----------   ----------    ----------
   Total revenues                          $   99,397   $   57,276   $   42,121          74%
                                           ==========   ==========    ==========

Operating income by segment:
E&P waste disposal                         $    4,228   $    3,685   $      543          15%
Fluids sales & engineering                      6,025        1,751        4,274         244
Mat & integrated services                       9,008        2,447        6,561         268
                                           ----------   ----------    ----------
   Total by segment                        $   19,261   $    7,883   $   11,378         144
General and administrative expenses             1,070          955          115          12
Goodwill amortization                           1,234        1,248          (14)         (1)
                                           ----------   ----------    ----------
   Total operating income                  $   16,957   $    5,680   $   11,277         199%
                                           ==========   ==========    ==========

The amounts above are shown net of intersegment transfers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our "Unaudited Consolidated Financial Statements" and "Notes to Unaudited Consolidated Financial Statements" as well as our annual report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

         Our operating results depend primarily on oil and gas drilling activity levels in the markets we serve. These levels, in turn, depend on oil and gas commodities pricing, inventory levels and product demand. Key average rig count data for the last several quarters is listed in the following table:

                                           1Q00           2Q00         3Q00          4Q00           1Q01
                                          ------         ------       ------        -------       -------
U.S Rig Count                                770            845          982          1,075         1,137
Gulf Coast market                            223            240          270            276           301
Gulf Coast market to total                  29.0%          28.4%        27.5%          25.7%         26.5%
Canadian Rig Count                           480            212          314            375           515

----------
Source:  Baker Hughes Incorporated

         Our primary Gulf Coast market, which accounted for approximately 79% of first quarter 2001 revenues, includes: (1) South Louisiana Land; (2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. According to Baker Hughes Incorporated, as of the week ended April 27, 2001, the U.S. rig count was 1,212, with 315 rigs, or 26.0%, within our primary market.

         Much of the terrain throughout the oil and gas-producing region of Canada presents soil stability and access problems similar to those encountered in the marsh areas of the U.S. Gulf Coast region. Much of the drilling activity in Canada has historically been conducted when winter temperatures freeze the soil and stabilize it, allowing safe access. Quarterly fluctuations in the Canadian rig count generally reflect the seasonal nature of drilling activity related to these access issues. As of the week ended April 27, 2001, the Canadian rig count was 188.

         Natural gas production accounts for the majority of activity in the Gulf Coast region. Gas storage levels and demand for natural gas have a significant impact on gas drilling requirements, as gas suppliers need to maintain adequate storage for peak demand levels and insure adequate supplies for anticipated future demand.

         During 2000, gas storage levels reached their lowest point in over three years, and current industry forecasts reflect a stable to growing demand for natural gas. In addition, current productive gas reserves are being depleted at a rate faster than current replacement through drilling activities. Because many shallow fields in the Gulf Coast market have been exploited, based on improved economics, producers are increasing the depth of drilling to reach the larger gas reserves. As such, we expect gas-drilling activity to be increasingly associated with deeper, more costly wells.

         Summarized financial information concerning our reportable segments for the three-month periods ended March 31, 2001 and 2000 is shown below:


                                             Three Months Ended
                                                  March 31,             Increase/(Decrease)
                                           -----------------------   ------------------------
                                              2001         2000          $             %
                                           ----------   ----------   ----------    ----------
Revenues by segment:
E&P waste disposal                         $   14,672   $   12,462   $    2,210         18%
Fluids sales & engineering                     50,401       29,346       21,055         72
Mat & integrated services                      34,324       15,468       18,856        122
                                           ----------   ----------   ----------
   Total revenues                          $   99,397   $   57,276   $   42,121         74%

Operating income by segment:
E&P waste disposal                         $    4,228   $    3,685   $      543         15%
Fluids sales & engineering                      6,025        1,751        4,274        244
Mat & integrated services                       9,008        2,447        6,561        268
                                           ----------   ----------   ----------
   Total by segment                        $   19,261   $    7,883   $   11,378        144
General and administrative expenses             1,070          955          115         12
Goodwill amortization                           1,234        1,248          (14)        (1)
                                           ----------   ----------   ----------
   Total operating income                  $   16,957   $    5,680   $   11,277        199%
                                           ==========   ==========   ==========

The amounts above are shown net of intersegment transfers.

Revenues

         E&P Waste Disposal: The $2.2 million or 18% increase in waste disposal revenue is primarily attributable to an increase in waste volumes received as a result of increases in drilling activity. During the first quarter of 2001, we received 1,078,000 barrels of E&P waste, compared to 942,000 barrels in the comparable quarter of 2000, a 14% increase. Revenue per barrel increased from an average of $11.54 for the first quarter of 2000 to an average of $11.70 for the first quarter of 2001.

         During 2001, the level of barge mounted drilling rigs active in the inland waters market has averaged 21, versus an average of 17 during all of fiscal 2000. Industry sources suggest that more barge rigs are being mobilized and may be moved to this market during the second half of 2001. This development is significant since a drilling rig in inland waters typically generates five to six times the waste volume of drilling rigs in other, less tightly regulated markets. In addition, new offshore regulations imposing limitations on the discharge of synthetic-based fluids, which are expected to be effective in the second half of 2001, could have a positive impact on our volume of waste received from the offshore market.

         Fluids Sales and Engineering: The $21.1 million or 72% increase in drilling fluids revenue is attributable to the increase in drilling activity as well as market share gains.

During the first quarter of 2001, we serviced an average of 196 rigs, compared to 134 rigs in the first quarter of 2000, an increase of 46%. The average number of offshore rigs we serviced in the Gulf of Mexico, the largest consumers of drilling fluids, increased from three in the first quarter of 2000 to 14 in the first quarter of 2001. The average annualized revenue per rig was approximately $1,029,000 in the first quarter of 2001, compared to $855,000 for the first quarter of 2000.

         A leading contributor to our recent success in this segment is our DeepDrill(TM) family of associated fluid products that are targeted at deeper, more difficult drilling operations. Because these products are environmentally friendly, the new restrictions limiting offshore discharges of synthetic-based fluids and cuttings may have a further positive effect on this segment when implemented in a few months.

         Mat and Integrated Services: The $18.9 million or 122% increase in mat and integrated services revenue is due to a surge in composite mat sales and increased drilling activity along the U.S. onshore Gulf Coast, which favorably impacted pricing and volume for our mat systems. During the quarter ended March 31, 2001, we sold 5,700 composite mats, including a small initial order to the U.S. Army. There were no composite mat sales in the comparable period of the prior year. Rental pricing for mats in the first quarter of 2001 improved to an average of $1.39 per square foot on 4.9 million square feet of mats installed, compared with $0.78 per square foot on 4.1 million square feet of mats installed for the first quarter of 2000. The trend towards deeper, more complex drilling in the onshore Gulf Coast market is evidenced by the increase in rerental revenues, the most profitable revenues for this segment. Rerental revenue increased to $3.7 million during the quarter ended March 31, 2001, a 75% increase over the comparable period of 2000.

Operating Income

         E&P Waste Disposal: The $543,000 increase in waste disposal operating income is attributable to the $2.2 million increase in revenues resulting from increased waste volume. This increase in operating income represents an incremental margin (defined as the change in operating income divided by the change in revenues) of 25% for the first quarter of 2001 as compared to the first quarter of 2000. This incremental margin is lower than in recent quarters, primarily due to the increase in certain operating costs, which have not been fully offset by price increases. These operating cost increases are primarily associated with the recent expansion of our facilities at the Port of Fourchon in preparation for anticipated increases in waste volumes resulting from new offshore discharge regulations for synthetic-based fluids. In addition, this segment has experienced increases in certain operating costs, including barge rental costs, repairs and maintenance and trucking costs.

         We have exercised our option to extend our right to dispose of specified volumes of E&P waste at an outside party's disposal facilities, for one year effective July 1, 2001. As part of this extension, we have doubled the amount of waste volume that we can dispose of at these facilities and extended the outside party's agreement not to compete with us in the E&P disposal business until June 30, 2002. In consideration of the extension of the agreement, including extension of the non-competition agreement, our costs of disposal under this contract will increase by approximately $2 per barrel beginning July 1, 2001. This increase in third party disposal costs is expected to be partially offset by reductions in other incremental disposal costs and increases in revenues resulting from the anticipated increase in volumes of E&P waste received from the new synthetic-based fluid regulations that we expect to be implemented.

         Fluids Sales and Engineering: The $4.3 million increase in fluids sales and engineering operating income is due primarily to the increase in revenue of $21.1 million and represents an incremental margin of 20%. Operating margins for this segment improved from 6% for the quarter ended March 31, 2000 to 12% for the quarter ended March 31, 2001. The operating margin of this segment is affected by the mix of products sold. There is a significant difference in the gross margins recognized on commodity products, primarily barite, and those recognized for specialty products. We expect to recognize the benefits of newly introduced products such as DeepDrill(TM) as these products gain wider customer acceptance. In addition, we expect to obtain better margins on commodity products as market activity increases due to improved pricing and lower product costs.

         Mat and Integrated Services: Mat and integrated services operating income increased $6.6 million on an $18.9 million increase in revenues, representing an incremental margin of 35%. The high incremental margin is primarily attributable to improved pricing as noted above. In addition, this incremental margin reflects the surge in composite mat sales, which typically generate a gross margin of approximately 45%.

Foreign Currency Gain/Loss

         During the quarter ended March 31, 2001, we recognized foreign currency losses of $490,000, primarily associated with composite mat sales in Canada, which are typically denominated in Canadian dollars.

Interest Income/Expense

         Net interest expense was $4.0 million for the first quarter of 2001, a decrease of $389,000, or 9%, as compared to $4.4 million for the first quarter of 2000. The decrease in net interest cost is due to a decrease of $29.2 million in average outstanding borrowings, which was partially offset by an increase in the average effective interest rate from 9.39% in 2000 to 9.58% in 2001. In addition, interest capitalization decreased from $332,000 in the first quarter of 2000 to $135,000 in the first quarter of 2001. The decrease in average outstanding borrowings under our bank credit facility was due to the application of proceeds received in late December 2000 from a $30 million preferred stock offering.

Provision for Income Taxes

         For the quarter ended March 31, 2001 we recorded an income tax provision of $4.5 million, reflecting an income tax rate of 36%. For the quarter ended March 31, 2000, we recorded an income tax provision of $535,000, reflecting an income tax rate of 41%. The higher effective rate in 2000 is due to the effects of non-deductible items such as goodwill in relation to the expected level of pretax income for 2000.

Preferred Stock Dividends and Accretion of Discount

         For the quarters ended March 31, 2001 and 2000, dividends of $863,000 and $188,000, respectively, were paid or accrued on the preferred stock. The increase in dividends reflects the issuance of $60 million of preferred stock during 2000. The accretion of the discount on preferred stock was approximately $112,000 for each of the quarters ended March 31, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital position declined by $9.7 million during the quarter ended March 31, 2001. Key working capital data is provided below (dollars in thousands):

                                                        March 31,        December 31,
                                                           2001              2000
                                                        ---------        ------------
              Working Capital (000's)                   $ 100,362        $    110,050
              Current Ratio                                  2.93                3.61

         Our long term capitalization was as follows (in thousands):

                                                        March 31,        December 31,
                                                           2001              2000
                                                        ---------        ------------
Long-term debt (including current maturities):
        Credit facility                                 $  56,719        $     78,076
        Subordinated debt                                 125,000             125,000
        Other                                                 678                 773
                                                        ---------        ------------
        Total long-term debt                              182,397             203,849

Stockholders' equity                                      267,226             260,055
                                                        ---------        ------------

Total capitalization                                    $ 449,623        $    463,904
                                                        =========        ============

Debt to total capitalization                                 40.6%               43.9%
                                                        =========        ============

         The proceeds from the $30 million preferred stock offering received at the end of 2000 were used to pay down the balance of our credit facility in January 2001. During the quarter ended March 31, 2001, our working capital needs were primarily met through operations and from borrowings under our credit facility. After providing for $921,000 of cash used in operating activities and $6.5 million of cash used in investing activities, a net amount of $21.2 million was used in financing activities, principally related to the net reduction in the balance of the bank credit facility.

         As of March 31, 2001, we maintained a $100.0 million bank credit facility, including up to $25.0 million in standby letters of credit, in the form of a revolving line of credit commitment which expires January 31, 2003. At March 31, 2001, $14.9 million in letters of credit were issued and outstanding under the facility and $56.7 million was outstanding under the revolving facility, leaving $28.4 million of availability. The weighted average interest rate on the outstanding balance under the facility was 10.22% in the first quarter of 2001 and 8.97% in the first quarter of 2000. Recent reductions in the prime interest rate will help to lower the average interest rate on the facility in the second quarter of 2001.

         For the remainder of 2001, we anticipate total capital expenditures of approximately $23 million, concentrated in our mat operations for the conversion of our mat fleet from wooden mats to composite mats.

         We recently obtained a commitment for an additional $7 million of operating lease funding, which will be applied in the second quarter of 2001 towards the lease of wooden mats in order to meet customer demand for mat locations in the Gulf Coast. Deposits totaling approximately $6 million, which are included in other current assets as of March 31, 2001, were advanced to the manufacturer of these mats and will be refunded to us upon receipt of the operating lease funding. The lease of wooden mats is expected to be temporary and is a result of the recent surge in composite mat sales.

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

         o adverse weather conditions, which could disrupt drilling operations;

         o our ability to successfully introduce our new products and services and the market acceptability of these products and services; and

         o any delays in implementing the new synthetic fluids disposal regulations.

PART II

ITEM 6.           EXHIBIT AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  Form 8-K dated December 28, 2000 for the sale of 120,000 shares of Series C Preferred Stock to Fletcher International, Ltd., filed on January 4, 2001.

                             NEWPARK RESOURCES, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: May 3, 2001


                                    NEWPARK RESOURCES, INC.




                                    By:  /s/Matthew W. Hardey
                                         ---------------------------------------
                                         Matthew W. Hardey, Vice President
                                               and Chief Financial Officer