Form 10-Q
period 2001-06-30
NEWPARK RESOURCES INC
filed 2001-08-13
CIK 71829

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


For the quarterly period ended June 30, 2001         Commission File No. 1-2960


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

Common stock, $0.01 par value: 70,135,992 shares at August 3, 2001.

================================================================================

                             NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                                  June 30, 2001



Item                                                                   Page
Number     Description                                                Number
------     -----------                                                ------
         PART I

  1      Unaudited Consolidated Financial Statements:
            Balance Sheets as of June 30, 2001 and
               December 31, 2000 ..................................     3
            Statements of Income for the Three Month and Six Month
               Periods Ended June 30, 2001 and 2000 ...............     4
            Statements of Comprehensive Income for the Six Month
               Periods Ended June 30, 2001 and 2000................     5
            Statements of Cash Flows for the Six Month Periods
               Ended June 30, 2001 and 2000........................     6
            Notes to Unaudited Consolidated Financial Statements ..     7
  2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................    12

         PART II

  6      Exhibits and Reports on Form 8-K..........................    22
         Signatures ...............................................    23

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS

(Unaudited)                                                         June 30,          December 31,
--------------------------------------------------------------------------------------------------
(In thousands, except share data)                                     2001               2000
--------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                      $   3,842           $  31,245
    Accounts and notes receivable, less allowance
       of $2,382 in 2001 and $2,482 in 2000                          104,364              75,776
    Inventories                                                       27,945              24,998
    Deferred tax asset                                                18,008              15,715
    Other current assets                                               9,419               4,530
                                                                   ---------           ---------
       TOTAL CURRENT ASSETS                                          163,578             152,264

Property, plant and equipment, at cost, net of
    accumulated depreciation                                         188,981             184,755
Cost in excess of net assets of purchased businesses,
    net of accumulated amortization                                  108,724             111,487
Deferred tax asset                                                    10,316              22,965
Other assets                                                          35,514              35,972
                                                                   ---------           ---------
                                                                   $ 507,113           $ 507,443
                                                                   =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                           $     294           $     329
    Accounts payable                                                  24,421              25,816
    Accrued liabilities                                               21,041              13,621
    Arbitration settlement payable                                        --               2,448
                                                                   ---------           ---------
       TOTAL CURRENT LIABILITIES                                      45,756              42,214

Long-term debt                                                       180,232             203,520
Other non-current liabilities                                            950               1,654
Commitments and contingencies                                             --                  --

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value, 1,000,000 shares
       authorized, 390,000 shares outstanding in
       2001 and 2000                                                  73,745              73,521
    Common Stock, $.01 par value, 100,000,000 shares
       authorized,  70,108,343 shares outstanding in 2001
       and 69,587,725 in 2000                                            701                 696
    Paid-in capital                                                  332,951             329,650
    Unearned restricted stock compensation                            (1,633)             (2,339)
    Accumulated other comprehensive income                              (953)               (607)
    Retained deficit                                                (124,636)           (140,866)
                                                                   ---------           ---------
       TOTAL STOCKHOLDERS' EQUITY                                    280,175             260,055
                                                                   ---------           ---------
                                                                   $ 507,113           $ 507,443
                                                                   =========           =========


          See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Month Periods Ended June 30,
(Unaudited)



                                           Three Months Ended     Six Months Ended
                                                 June 30,             June 30,
--------------------------------------------------------------------------------------
(In thousands, except per share data)        2001        2000       2001        2000
--------------------------------------------------------------------------------------
Revenues                                   $108,331    $ 60,202   $207,728    $117,478
Operating costs and expenses:
  Cost of services provided                  66,073      36,200    127,103      71,629
  Operating costs                            20,164      14,606     99,270      28,570
                                           --------    --------   --------    --------
                                             86,237      50,806    166,373     100,199

General and administrative expenses           1,197         696      2,267       1,651
Goodwill amortization                         1,233       1,242      2,467       2,490
                                           --------    --------   --------    --------
Operating income                             19,664       7,458     36,621      13,138

Foreign currency exchange (gain) loss          (246)         --        245          --
Interest income                                (214)       (236)      (448)       (458)
Interest expense                              4,190       4,757      8,405       9,350
                                           --------    --------   --------    --------
Income before income taxes                   15,935       2,937     28,419       4,246
Provision for income taxes                    5,737       1,175     10,232       1,710
                                           --------    --------   --------    --------
Net income before effects
  of preferred stock                         10,198       1,762     18,187       2,536

Less:
  Preferred stock dividends
    and accretion                               975         413      1,950         713
  Non-cash conversion feature at
    preferred stock issuance                     --       3,529         --       3,529
                                           --------    --------   --------    --------
Net income (loss) applicable to common
  and common equivalent shares             $  9,223    $ (2,180)  $ 16,237    $ (1,706)
                                           ========    ========   ========    ========
Income (loss) per common and
  common equivalent share:
  BASIC:
  Income before effects of
    preferred stock                        $   0.14    $   0.03   $   0.26    $   0.04
  Preferred stock dividends and accretion     (0.01)      (0.01)     (0.03)      (0.01)
  Non-cash conversion feature at
    preferred stock issuance                     --       (0.05)        --       (0.05)
                                           --------    --------   --------    --------
    Net income (loss)                      $   0.13)   $  (0.03)  $   0.23    $  (0.02)
                                           ========    ========   ========    ========
  DILUTED:
    Income before effects of
      preferred stock                      $   0.14    $   0.03   $   0.26    $   0.04
    Preferred stock dividends and
      accretion                               (0.01)      (0.01)     (0.03)      (0.01)
    Non-cash conversion feature at
      preferred stock issuance                   --       (0.05)        --       (0.05)
                                           --------    --------   --------    --------
        Net income (loss)                  $   0.13    $  (0.03)  $   0.23    $  (0.02)
                                           ========    ========   ========    ========




     See Accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Month Periods Ended June 30,

(Unaudited)
-----------------------------------------------------------------------------------------
(In thousands)                                              2001               2000
-----------------------------------------------------------------------------------------
Net income                                               $ 10,198           $ 2,536

Other comprehensive loss:
       Foreign currency translation adjustments              (346)             (615)
                                                         --------           -------

Comprehensive income                                     $  9,852           $ 1,921
                                                         ========           =======



          See Accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30,
(Unaudited)

----------------------------------------------------------------------------------------------------------
(In thousands )                                                                  2001               2000
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $ 18,187           $  2,536

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                13,244             11,158
    Provision for deferred income taxes                                          10,232              1,721
    Other                                                                           (84)              (227)
Change in assets and liabilities, net of effects of acquisitions:
    Increase in accounts and notes receivable                                   (28,531)            (2,700)
    Increase in inventories                                                      (2,947)            (5,247)
    Increase in other assets                                                     (5,592)              (389)
    Decrease  in accounts payable                                                (1,460)           (11,851)
    Increase (decrease) in accrued liabilities and other                          3,313             (5,291)
                                                                               --------           --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        6,362            (10,290)
                                                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                        (14,234)            (7,723)
    Proceeds from disposal of property, plant and equipment                       1,226                745
    Payments received on notes receivable                                            27                540
                                                                               --------           --------
       NET CASH USED IN INVESTING ACTIVITIES                                    (12,981)            (6,438)
                                                                               --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments on lines of credit                                             (23,148)           (12,868)
    Proceeds from preferred stock offering                                           --             29,800
    Principal payments on notes payable and long-term debt                         (177)            (1,043)
    Proceeds from exercise of stock options                                       2,541                431
                                                                               --------           --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (20,784)            16,320
                                                                               --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (27,403)              (408)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   31,245              4,517
                                                                               --------           --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                 $  3,842           $  4,109
                                                                               ========           ========


Included in accounts payable and accrued liabilities at June 30, 2001 and 2000 were equipment purchases of approximately $1.1 million and $2.0 million, respectively.

Interest of $7.0 million and $9.6 million was paid during the six months ending June 30, 2001 and 2000, respectively. Income taxes paid, net of refunds, totaled $461,000 and $145,000 for the six months ending June 30, 2001 and 2000, respectively.


          See Accompanying Notes to Consolidated Financial Statements.

                             NEWPARK RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.    INTERIM FINANCIAL STATEMENTS

      In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark") as of June 30, 2001, and the results of its operations and its cash flows for the three month and six month periods ended June 30, 2001 and 2000. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 2000 audited financial statements and related notes filed on Form 10-K. The results of operations for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

      Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

B.    PREFERRED STOCK OFFERING

      As required by EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", during the quarter ended June 30, 2000, Newpark recorded a one-time adjustment of $3.5 million ($.05 per share) to its equity accounts to reflect the value assigned to the conversion feature of the Series B Preferred Stock at the date of issuance. This adjustment did not have any effect on Newpark's operating results or total equity. The effect of this adjustment is presented as a dividend in the accompanying financial statements; however, Newpark issued no additional shares or cash.

C.    EARNINGS PER SHARE

      The following table presents the reconciliation of the numerator and denominator for calculating income (loss) per share in accordance with the disclosure requirements of SFAS 128 (in thousands, except per share amounts).


                                                   Three Months Ended                Six Months Ended
                                                        June 30,                           June 30,
                                                -----------------------           ------------------------
                                                  2001             2000              2001              2000
                                                -------          --------           -------          --------
Income (loss) applicable to common and
common equivalent shares                        $ 9,223          $ (2,180)          $16,237          $ (1,706)
Add:
Series B and C Preferred Stock                      675                --             1,350                --
                                                -------          --------           -------          --------
dividends
Adjusted income (loss) applicable to
common and common equivalent shares             $ 9,898          $ (2,180)          $17,587          $ (1,706)
                                                =======          ========           =======          ========

Weighted average number of common
shares outstanding                               69,956            69,127            69,816            69,111
Add:
Net effect of dilutive stock options
and warrants                                      1,728                --             1,099                --
Shares assumed issued upon conversion
of Series B and C Preferred Stock                 6,250                --             6,250                --
                                                -------          --------           -------          --------
Adjusted weighted average number of
common shares outstanding                        77,934            69,127            77,165            69,111
                                                =======          ========           =======          ========
Income (loss) applicable to common and
common equivalent shares:
    Basic                                       $   .13          $   (.03)          $   .23          $   (.02)
                                                =======          ========           =======          ========
    Diluted                                     $   .13          $   (.03)          $   .23          $   (.02)
                                                =======          ========           =======          ========

      Basic net income (loss) per share was calculated by dividing net income
(loss) by the weighted-average number of common shares outstanding during the period. For the quarter and six months ended June 30, 2001, Newpark had dilutive stock options and warrants of approximately 10.4 million shares and 7.1 million shares, respectively, which were assumed exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods. Options and warrants to purchase a total of approximately 150,000 shares and 3.4 million shares of common stock were outstanding during the quarter and six months ended June 30, 2001, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.

      Options and warrants excluded from the computation of diluted loss per share for the quarter and six months ended June 30, 2000 totaled approximately
10.2 million shares. Since Newpark incurred a loss per share for these periods, these potentially dilutive options are excluded from the computation of loss per share, as they would be anti-dilutive.

       The net effect of the assumed conversion of the Series A Preferred Stock has been excluded from the computation of diluted income (loss) per share for all periods presented because the effect would be anti-dilutive. The net effects of the assumed conversion of the Series B Preferred Stock and the Series C Preferred Stock, for the periods that such issuances were outstanding, have been excluded from the computation of diluted loss per share for the quarter and six month periods ended June 30, 2000 because the effects of such conversions would be anti-dilutive.

D.    ACCOUNTS AND NOTES RECEIVABLE

      Included in current accounts and notes receivable at June 30, 2001 and December 31, 2000 are:

--------------------------------------------------------------------
                                      June 30,         December 31,
(In thousands)                          2001               2000
--------------------------------------------------------------------
Trade receivables                    $ 101,460           $ 72,114
Unbilled revenues                          893              2,162
                                     ---------           --------
Gross trade receivables                102,353             74,276
Allowance for doubtful accounts         (2,382)            (2,482)
                                     ---------           --------
Net trade receivables                   99,971             71,794
Notes and other receivables              4,393              3,982
                                     ---------           --------
   Total                             $ 104,364           $ 75,776
                                     =========           ========

E.    INVENTORY

      Newpark's inventory consisted of the following items at June 30, 2001 and December 31, 2000:

--------------------------------------------------------------------
                                           June 30,     December 31,
(In thousands)                               2001          2000
--------------------------------------------------------------------
Composite mats                               2,947      $    263
Drilling fluids raw material /              22,419        18,465
components
Logs                                         1,535         4,884
Supplies                                       348           632
Other                                          696           754
                                          --------      --------
   Total                                  $ 27,945      $ 24,998
                                          ========      ========

F.    LONG-TERM DEBT

      As of June 30, 2001, Newpark had outstanding $125 million of unsecured senior subordinated notes (the "Notes") which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on June 15 and December 15.

      As of June 30, 2001, Newpark also maintained a $100.0 million bank credit facility, including up to $25.0 million in standby letters of credit, in the form of a revolving line of credit commitment, which expires January 31, 2003. At June 30, 2001, $14.2 million in letters of credit were issued and outstanding under the credit facility and $59.9 million was outstanding under the revolving facility, leaving $25.9 million of availability. The facility bears interest at either a specified prime rate (6.75% at June 30, 2001) or the LIBOR rate (3.82% at June 30, 2001), in each case plus a spread determined quarterly based on the ratio of Newpark's funded debt to cash flow. The weighted average interest rates on the outstanding balance under the credit facility for the quarter ending June 30, 2001 and 2000 were 9.37% and 9.63%, respectively. The weighted average interest rates on the outstanding balance under the credit facility for the six months ended June 30, 2001 and 2000 were 9.47% and 9.56%, respectively.

      The Notes do not contain any financial covenants; however, if Newpark does not meet the financial covenants of the credit facility and is unable to obtain an amendment from the banks, Newpark would be in default of the credit facility which would cause the Notes to be in default. The Notes and the credit facility also contain covenants that significantly limit the payment of dividends on the capital stock of Newpark. Newpark was in compliance with all covenants as of June 30, 2001.

G.    SEGMENT DATA

      Summarized financial information concerning Newpark's reportable segments is shown in the following table (dollars in thousands):

                                             Three Months Ended June 30,          Increase/(Decrease)
                                           -----------------------------        -----------------------
                                               2001             2000               $                %
                                             --------          -------          --------           ----
Revenues by segment:
E&P waste disposal                           $ 16,185          $13,775          $  2,410             17%
Fluids sales & engineering                     53,870           30,386            23,484             77
Mat & integrated services                      38,276           16,041            22,235            139
                                             --------          -------          --------
   Total revenues                            $108,331          $60,202          $ 48,129             80%
                                             ========          =======          ========
Operating income by segment:
E&P waste disposal                           $  4,268          $ 4,426          $   (158)            (4)%
Fluids sales & engineering                      7,098            2,178             4,920            226
Mat & integrated services                      10,728            2,792             7,936            284
                                             --------          -------          --------
   Total by segment                            22,094            9,396            12,698            135
General and administrative expenses             1,197              696               501             72
Goodwill amortization                           1,233            1,242                (9)            (1)
                                             --------          -------          --------
   Total operating income                    $ 19,664          $ 7,458          $ 12,206            164%
                                             ========          =======          ========


                                             Six Months Ended June 30,           Increase/(Decrease)
                                           ---------------------------          -----------------------
                                               2001             2000               $                %
                                             --------          -------          --------           ----
Revenues by segment:
E&P waste disposal                           $ 30,857          $ 26,237          $  4,620             18%
Fluids sales & engineering                    104,271            59,732            44,539             75
Mat & integrated services                      72,600            31,509            41,091            130
                                             --------          --------          --------
   Total revenues                            $207,728          $117,478          $ 90,250             77%
                                             ========          ========          ========


Operating income by segment:
E&P waste disposal                           $  8,496          $  8,111          $    385              5%
Fluids sales & engineering                     13,123             3,929             9,194            234
Mat & integrated services                      19,736             5,239            14,497            277
                                             --------          --------          --------
   Total by segment                            41,355            17,279            24,076            139
General and administrative expenses             2,267             1,651               616             37
Goodwill amortization                           2,467             2,490               (23)            (1)
                                             --------          --------          --------
   Total operating income                    $ 36,621          $ 13,138          $ 23,483            179%
                                             ========          ========          ========

The figures above are shown net of intersegment transfers.

H.    NEW ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board (FASB) approved two new accounting standards related to accounting for business combinations, and goodwill and other intangible assets. The standards, which are numbered SFAS No. 141 and 142, among other requirements, (i) prohibit the use of pooling-of-interests method of accounting for business combinations, (ii) require that goodwill not be amortized in any circumstance, and (iii) require that goodwill be tested for impairment annually or when events or circumstances occur between annual test indicating that goodwill for a reporting unit might be impaired. The standards establish a new method for testing goodwill for impairment based on a fair value concept. Newpark's current policy is to assess recoverability of remaining goodwill based on estimated undiscounted future cash flows. The standards will take effect for fiscal years beginning after December 31, 2001. Upon adoption, Newpark will be required to stop amortizing its remaining goodwill balance and will be required to perform periodic impairment tests based on a fair value concept of its goodwill. Newpark has not completed an analysis of the potential impact from adoption of the impairment test of goodwill; however, amortization of existing goodwill, which was approximately $1.2 million and $2.5 million for the quarter and six months ended June 30, 2001, will cease upon adoption.

      In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, Newpark will be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs and accumulated depreciation. Newpark has not determined the transition amounts.

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

RESULTS OF OPERATIONS

      Our operating results depend primarily on the level of oil and gas drilling activity in the markets we serve. These levels in turn depend, to a great extent, on oil and gas commodities pricing, inventory levels and product demand. Key average rig count data for the last several quarters is listed in the following table:

                                       1Q00          2Q00          3Q00           4Q00            1Q01             2Q01
                                       ----          ----          ----           ----            ----             ----
U.S Rig Count                           770           845           982           1,075           1,137           1,239
Gulf Coast market                       223           240           270             276             301             321
Gulf Coast market to total             29.0%         28.4%         27.5%           25.7%           26.5%           25.9%
Canadian Rig Count                      480           212           314             375             515             252

-----------

Source:  Baker Hughes Incorporated

        Our primary Gulf Coast market, which accounted for approximately 69% of revenues for the first six months of 2001, includes: (1) South Louisiana Land;
(2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. According to Baker Hughes Incorporated, as of the week ended August 3, 2001, the U.S. rig count was 1,266, with 318 rigs, or 25.1%, within our primary Gulf Coast market.

      The Canadian market accounted for approximately 17% of revenues for the first six months of 2001. Much of the terrain throughout the oil and gas-producing region of Canada presents soil stability and access problems similar to those encountered in the marsh areas of the U.S. Gulf Coast region. Much of the drilling activity in Canada has historically been conducted when winter temperatures freeze the soil and stabilize it, allowing safe access. Quarterly fluctuations in the Canadian rig count generally reflect the seasonal nature of drilling activity related to these access issues. As of the week ended August 3, 2001, the Canadian rig count was 269.

      Natural gas production accounts for the majority of activity in the markets that we serve. Gas storage levels and demand for natural gas have a significant impact on gas pricing, which in turn affects drilling activity, as gas suppliers need to maintain adequate storage for peak demand levels and insure adequate supplies for anticipated future demand.

      During 2000, gas storage levels reached their lowest point in over three years, and with increasing demand for natural gas, commodity prices spiked dramatically, especially during the second half of 2000. The low storage levels and high commodity prices for natural gas resulted in a surge in natural gas drilling. During this same period, rising commodity prices have resulted in a moderation of demand for natural gas as some commercial users have switched to less costly alternate fuel sources when possible. This moderating demand has resulted in increased levels of gas storage and has contributed to the recent decline in commodity prices.

      Current long-term industry forecasts reflect a stable to growing demand for natural gas. In addition, current productive gas reserves are being depleted at a rate faster than current replacement through drilling activities. Because many shallow fields in the Gulf Coast market have been exploited, based on improved economics, producers are increasing the depth of drilling to reach the larger gas reserves. As such, we expect gas-drilling activity to be increasingly associated with deeper, more costly wells. We view this trend as favorable with respect to demand for product offerings in all of our segments.

      Summarized financial information concerning our reportable segments is shown in the following table (dollars in thousands):

                                             Three Months Ended June 30,          Increase/(Decrease)
                                             ---------------------------         -----------------------
                                               2001              2000               $                %
                                             --------          --------          --------           ----
Revenues by segment:
E&P waste disposal                           $ 16,185          $ 13,775          $  2,410             17%
Fluids sales & engineering                     53,870            30,386            23,484             77
Mat & integrated services                      38,276            16,041            22,235            139
                                             --------          --------          --------
   Total revenues                            $108,331          $ 60,202          $ 48,129             80%
                                             ========          ========          ========

Operating income by segment:
E&P waste disposal                           $  4,268          $  4,426          $   (158)            (4)%
Fluids sales & engineering                      7,098             2,178             4,920            226
Mat & integrated services                      10,728             2,792             7,936            284
                                             --------          --------          --------
   Total by segment                            22,094             9,396            12,698            135
General and administrative expenses             1,197               696               501             72
Goodwill amortization                           1,233             1,242                (9)            (1)
                                             --------          --------          --------
   Total operating income                    $ 19,664          $  7,458          $ 12,206            164%
                                             ========          ========          ========


                                              Six Months Ended June 30,            Increase/(Decrease)
                                             ---------------------------         -----------------------
                                               2001              2000               $                %
                                             --------          --------          --------           ----
Revenues by segment:
E&P waste disposal                           $ 30,857          $ 26,237          $  4,620             18%
Fluids sales & engineering                    104,271            59,732            44,539             75
Mat & integrated services                      72,600            31,509            41,091            130
                                             --------          --------          --------
   Total revenues                            $207,728          $117,478          $ 90,250             77%
                                             ========          ========          ========

Operating income by segment:
E&P waste disposal                           $  8,496          $  8,111          $    385              5%
Fluids sales & engineering                     13,123             3,929             9,194            234
Mat & integrated services                      19,736             5,239            14,497            277
                                             --------          --------          --------
   Total by segment                            41,355            17,279            24,076            139
General and administrative expenses             2,267             1,651               616             37
Goodwill amortization                           2,467             2,490               (23)            (1)
                                             --------          --------          --------
   Total operating income                    $ 36,621          $ 13,138          $ 23,483            179%
                                             ========          ========          ========

The figures above are shown net of intersegment transfers.

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

Revenues

      E&P Waste Disposal: The $2.4 million, or 18%, increase in waste disposal revenue is primarily attributable to an increase in waste volumes received as a result of increases in drilling activity and changes in the mix of waste streams received for processing. During the second quarter of 2001, we received 1,144,000 barrels of E&P waste, compared to 1,062,000 barrels in the comparable quarter of 2000, an 8% increase. Revenue per barrel increased from an average of $11.47 for the second quarter of 2000 to an average of $12.19 for the second quarter of 2001, a 6% increase.

      For the second quarter of 2001, NORM revenues were $1.2 million, an increase of 49% from the prior year amount of $797,000. Industrial waste revenues for the second quarter of 2001 were $483,000, an 88% increase from the prior year amount of $257,000.

      During the second quarter of 2001, the level of barge mounted drilling rigs active in the inland waters market averaged 23, versus an average of 17 during the comparable period in 2000. A drilling rig in inland waters typically generates five to six times the waste volume of drilling rigs in other, less tightly regulated markets. Through July 2001, the number of rigs in this market has averaged 22. New offshore regulations imposing limitations on the discharge of synthetic-based fluids, which are expected to be issued late in 2001, could have a positive impact on our volume of waste received from the offshore market in 2002.

      Fluids Sales and Engineering: The $23.5 million, or 77%, increase in drilling fluids revenue is attributable to the increase in drilling activity and market share gains. During the second quarter of 2001, we serviced an average of 193 rigs, compared to 129 rigs in the second quarter of 2000, an increase of 49%. The average annualized revenue per rig was approximately $1,116,000 in the second quarter of 2001, compared to $940,000 for the second quarter of 2000.

      A leading contributor to our recent success in this segment is our DeepDrill(TM) family of associated fluid products, which are targeted at deeper, more difficult drilling operations. Because these products are environmentally friendly, the new restrictions limiting offshore discharges of synthetic-based fluids and cuttings may have a further positive effect on this segment when implemented in a few months. In addition, our Performance Services approach, which combines product and service offerings and reduces overall costs to our customers, has contributed to increases in market share for this segment.

      Mat and Integrated Services: The $22.2 million, or 139%, increase in mat and integrated services revenue is due to increased drilling activity along the U.S. onshore Gulf Coast, which favorably impacted pricing and volume for our mat systems and increased composite mat sales. During the second quarter of 2001, we sold approximately 6,300 composite mats, generating $10.1 million in revenues. There were no composite mat sales in the comparable period of the prior year. Rental pricing for mats in the second quarter of 2001 improved to an average of $1.69 per square foot on 3.5 million square feet of mats installed, compared with $0.71 per square foot on 4.6 million square feet of mats installed for the second quarter of 2000. The trend towards deeper, more complex drilling in the onshore Gulf Coast market is evidenced by the increase in re-rental revenues (i.e. revenues which extend beyond the initial 60-day contract period), the most profitable revenues for this segment. Re-rental revenue increased to $3.8 million during the second quarter of 2001 from $1.4 million for the comparable period of 2000, a 171% increase.

Operating Income

      E&P Waste Disposal: The $158,000 decrease in waste disposal operating income in spite of an increase in revenues is primarily due to increases in certain operating costs which have not been fully offset by price increases. These operating cost increases are primarily associated with the recent expansion of our facilities at the Port of Fourchon in preparation for anticipated increases in waste volumes resulting from new offshore discharge regulations for synthetic-based fluids. Also, this segment has experienced increases in certain operating costs, including barge rental costs, repairs and maintenance and trucking costs. In addition, the accommodation for some customer requests to segregate their waste streams at collection facilities has resulted in duplication of costs for transportation and handling.

      We have developed a plan to mitigate the recent cost increases, and we expect to implement this plan over the next several quarters. This plan includes reducing transportation costs through improved efficiency in barge utilization and renegotiation of trucking contracts. Some costs are expected to decline as a result of recent declines in fuel costs. In addition, we are working with our customers to eliminate requests for segregation of waste, which increases transportation and handling costs.

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

      Fluids Sales and Engineering: The $4.9 million increase in fluids sales and engineering operating income is due primarily to the increase in revenue of $23.5 million and represents an incremental margin of 21%. Operating margins for this segment improved from 7% for the second quarter of 2000 to 13% for the second quarter of 2001. The operating margin of this segment is affected by the mix of products sold. There is a significant difference in the gross margins recognized on commodity products and those recognized for specialty products. We expect to recognize the benefits of our proprietary products such as DeepDrill(TM) as these products gain wider customer acceptance. In addition, we expect to see margin improvement as we continue to penetrate the offshore Gulf of Mexico market, as sales in this market typically earn higher margins.

      Mat and Integrated Services: Mat and integrated services operating income increased $7.9 million on a $22.2 million increase in revenues, representing an incremental margin of 36%. The high incremental margin is primarily attributable to improved pricing as noted above. In addition, this incremental margin reflects the increase in composite mat sales, which typically generate a gross margin of approximately 45%.

General and Administrative Expenses

      General and administrative expenses for the second quarter of 2001 were $1.2 million, or 1.1% of revenues, compared to $696,000, or 1.2% of revenues, in 2000.

Interest Income/Expense

      Net interest expense was $4.0 million for the second quarter of 2001, a decrease of $546,000, or 9%, as compared to $4.5 million for the second quarter of 2000. The decrease in net interest cost is primarily due to a decrease of $23.1 million in average outstanding borrowings and a decrease in the average effective interest rate from 9.63% in 2000 to 9.37% in 2001. In addition, interest capitalization decreased from $188,000 in the second quarter of 2000 to $127,000 in the second quarter of 2001. The decrease in average outstanding borrowings under our bank credit facility was due to the application of proceeds received in late December 2000 from a $30 million preferred stock offering.

Provision for Income Taxes

      For the second quarter of 2001 we recorded an income tax provision of $5.7 million, reflecting an income tax rate of 36%. For the second quarter of 2000 we recorded an income tax provision of $1.2 million, reflecting an income tax rate of 40%. The higher effective rate in 2000 was due to non-deductible items such as goodwill in relation to the expected level of pretax income for 2000.

Preferred Stock Dividends and Accretion of Discount

      As required by EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", during the quarter ended June 30, 2000, we recorded a one-time adjustment of $3.5 million ($.05 per share) to our equity accounts to reflect the value assigned to the conversion feature of the Series B Preferred Stock at the date of issuance. This adjustment did not have any effect on our operating results or total equity. The affect of this adjustment is presented as a dividend in the accompanying financial statements; however, we issued no additional shares or cash.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenues

      E&P Waste Disposal: The $4.6 million, or 18%, increase in waste disposal revenue is attributable to both an increase in the volume of waste received resulting from increased drilling activity and changes in the mix of waste streams received for processing. During the first six months of 2001, we received 2,221,000 barrels of E&P waste, compared to 2,003,000 barrels in the comparable quarter of 2000, an 11% increase. Revenue per barrel increased from an average of $11.50 for the first six months of 2000 to an average of $11.95 for the first six months of 2001, a 4% increase.

      For the first six months of 2001, NORM revenues were $2.1 million, an increase of 41% from the prior year amount of $1.5 million. Industrial waste revenues for the first six months of 2001 were $928,000, a 41% increase from the prior year amount of $656,000.

      Fluids Sales and Engineering: The $44.5 million, or 75%, increase in drilling fluids revenue is attributable to the increase in drilling activity and market share gains. During the first six months of 2001, we serviced an average of 195 rigs, compared to 132 rigs in the first six months of 2000. The annualized average revenue per rig was $1,072,000 in the first six months of 2001, compared to $907,000 for the first six months of 2000. The increase in the average revenue per rig reflects an increase in the number of large offshore rigs serviced in 2001 as compared to 2000.

      Mat and Integrated Services: The $41.1 million, or 130%, increase in mat and integrated services revenue is due to increased drilling activity along the U.S. onshore Gulf Coast, which favorably impacted pricing and volume for our mat systems, and increased composite mat sales. During the first six months of 2001, we sold approximately 12,100 composite mats, generating $19.5 million in revenues. There were no composite mat sales in the comparable period of the prior year. Rental pricing for mats in the first six months of 2001 improved to an average of $1.52 per square foot on 8.4 million square feet of mats installed, compared with $0.74 per square foot on 8.7 million square feet of mats installed for the comparable period of 2000. The trend towards deeper, more complex drilling in the onshore Gulf Coast market is evidenced by the increase in re-rental revenues, the most profitable revenues for this segment. Re-rental revenue increased to $7.5 million during the first six months of 2001 from $2.2 million for the comparable period of 2000, a 239% increase.

Operating Income

      E&P Waste Disposal: Operating income for the waste disposal segment increased $385,000, or 5%, on an 18% increase in revenues. The low incremental margin is primarily due to increases in certain operating costs which have not been fully offset by price increases, as described above.

      Fluids Sales and Engineering: The $9.2 million increase in fluids sales and engineering operating income is due primarily to the increase in revenue of $44.5 million and represents an incremental margin of 21%. Operating margins for this segment improved from 7% for the first six months of 2000 to 13% for the first six months of 2001. As noted above, operating margins of this segment have been favorably impacted by increases in sales of our higher-margin specialty products such as DeepDrill(TM) and our increased penetration into the offshore Gulf of Mexico market.

      Mat and Integrated Services: Mat and integrated services operating income increased $14.5 million on a $41.1 million increase in revenues, representing an incremental margin of 35%. The high incremental margin is primarily attributable to improved pricing and composite mat sales noted above.

General and Administrative Expenses

      General and administrative expenses of $2.3 million for 2001 represented 1.1% of revenues. General and administrative expenses of $1.7 million for 2000 represented 1.4% of revenues.

Interest Income/Expense

      Net interest expense was $8.0 million for the first six months of 2001, a decrease of $935,000, or 11%, as compared to $8.9 million for the first six months of 2000. The decrease in net interest cost is primarily due to a decrease of $21.9 million in average outstanding borrowings and a decrease in the average effective interest rate from 9.56% in 2001 to 9.47% in 2001. In addition, interest capitalization decreased from $520,000 in the first six months of 2000 to $262,000 in the first six months of 2001. The decrease in average outstanding borrowings under our bank credit facility was due to the application of proceeds received in late December 2000 from a $30 million preferred stock offering.

Provision for Income Taxes

      For the first six months of 2001 we recorded an income tax provision of $10.2 million, reflecting an income tax rate of 36%. For the first six months of 2000 we recorded an income tax provision of $1.7 million, reflecting an income tax rate of 40%. The higher effective rate in 2000 was due to non-deductible items such as goodwill in relation to the expected level of pretax income for 2000.

LIQUIDITY AND CAPITAL RESOURCES

      Our working capital increased by $7.8 million during the six months ended June 30, 2001. Key working capital data is provided below (dollars in thousands):

                                         June 30,        December 31,
                                           2001              2000
                                       -----------       -----------
      Working Capital (000's)          $   117,822       $   110,050
      Current Ratio                           3.58              3.61

      Our long term capitalization was as follows (in thousands):

                                                        June 30,          December 31,
                                                          2001               2000
--------------------------------------------------------------------------------------
Long-term debt (including current maturities):
      Credit facility                                   $ 54,928           $ 78,076
      Subordinated debt                                  125,000            125,000
      Other                                                  598                773
                                                        --------           --------
      Total long-term debt                               180,526            203,849

Stockholders' equity                                     280,175            260,055
                                                        --------           --------

Total capitalization                                    $460,701           $463,904
                                                        ========           ========

Debt to total capitalization                                39.2%              43.9%
                                                        ========           ========

      The proceeds from the $30 million preferred stock offering received at the end of 2000 were used to pay down our credit facility in January 2001. During the six months ended June 30, 2001, our working capital needs were primarily met from operations and from borrowings under our credit facility. Operations provided $6.4 million in the first six months of 2001, which helped to provide for $13.0 million of cash used in investing activities. A net of $20.8 million was used in financing activities, principally related to the reduction in the balance of the bank credit facility after funding of investing activities not provided for from operations.

      As of June 30, 2001, Newpark maintained a $100.0 million bank credit facility, including up to $25.0 million in standby letters of credit, in the form of a revolving line of credit commitment, which expires January 31, 2003. At June 30, 2001, $14.2 million in letters of credit were issued and outstanding under the credit facility and $59.9 million was outstanding under the revolving facility, leaving $25.9 million of availability. The facility bears interest at either a specified prime rate (6.75% at June 30, 2001) or the LIBOR rate (3.82% at June 30, 2001), in each case plus a spread determined quarterly based on the ratio of Newpark's funded debt to cash flow. The weighted average interest rates on the outstanding balance under the credit facility for the six months ended June 30, 2001 and 2000 were 9.34% and 9.56%, respectively. Recent reductions in the prime rate and continued improvement in Newpark's funded debt to cash flow ratio should reduce the average interest rate on the credit facility in the third quarter of 2001.

      During the six months ended June 30, 2001, we obtained an additional $7 million of operating lease funding, which was applied towards the lease of wooden mats in order to meet customer demand for mat locations in the Gulf Coast. The lease of wooden mats is expected to be temporary and is a result of the recent surge in composite mat sales. For the remainder of 2001, we anticipate total capital expenditures of approximately $13 million, concentrated in our fluids sales and engineering and E&P waste disposal segments, related to expansion of offshore facilities to accommodate anticipated increases in demand for our products and services.

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

      - any increases in interest rates under our credit facility either as a result of increases in the prime or LIBOR rates or as a result of changes in our funded debt to cash flow ratio.

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




Date:  August 10, 2001


                                 NEWPARK RESOURCES, INC.




                                 By: /s/Matthew W. Hardey
                                     -----------------------------------
                                     Matthew W. Hardey, Vice President
                                         and Chief Financial Officer