Form 10-Q
period 2001-09-30
NEWPARK RESOURCES INC
filed 2001-11-08
CIK 71829

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


For the quarterly period ended September 30, 2001     Commission File No. 1-2960


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

Common stock, $0.01 par value: 70,259,325 shares at November 2, 2001.

================================================================================

                             NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                               September 30, 2001



Item                                                                                                 Page
Number          Description                                                                        Number
------          -----------                                                                        ------
                PART I

   1            Unaudited Consolidated Financial Statements:
                    Balance Sheets as of September 30, 2001 and
                         December 31, 2000 ............................................................3
                    Statements of Operations for the Three Month and Nine
                         Month Periods Ended September 30, 2001 and 2000...............................4
                    Statements of Comprehensive Income for the Nine Month
                         Periods Ended September 30, 2001 and 2000.....................................5
                    Statements of Cash Flows for the Nine Month Periods
                         Ended September 30, 2001 and 2000.............................................6
                    Notes to Unaudited Consolidated Financial Statements ..............................7
   2            Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............................................11
   3            Quantitative and Qualitative Disclosures about Market Risk............................19

                PART II

   6            Exhibits and Reports on Form 8-K......................................................21
                Signatures ...........................................................................22

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS

(Unaudited)                                                      September 30,      December 31,
------------------------------------------------------------------------------------------------
(In thousands, except share data)                                    2001              2000
------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                     $   7,713         $  31,245
     Trade accounts receivable, less allowance
         of $2,448 in 2001 and $2,482 in 2000                        104,608            71,794
     Notes and other receivables                                       7,849             3,982
     Inventories                                                      37,865            24,998
     Deferred tax asset                                               16,047            15,715
     Other current assets                                             10,480             4,530
                                                                   ---------         ---------
         TOTAL CURRENT ASSETS                                        184,562           152,264

Property, plant and equipment, at cost, net of
     accumulated depreciation                                        192,816           184,755
Cost in excess of net assets of purchased businesses,
     net of accumulated amortization                                 107,034           111,487
Deferred tax asset                                                     6,919            22,965
Other assets                                                          34,965            35,972
                                                                   ---------         ---------
                                                                   $ 526,296         $ 507,443
                                                                   =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                          $   1,078         $     329
     Accounts payable                                                 30,432            25,816
     Accrued liabilities                                              21,363            13,621
     Arbitration settlement payable                                       --             2,448
                                                                   ---------         ---------
         TOTAL CURRENT LIABILITIES                                    52,873            42,214

Long-term debt                                                       183,088           203,520
Other non-current liabilities                                            896             1,654
Commitments and contingencies                                             --                --

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 1,000,000 shares
         authorized, 390,000 shares outstanding                       73,858            73,521
     Common Stock, $.01 par value, 100,000,000 shares
         authorized,  70,262,508 shares outstanding in 2001
         and 69,587,725 in 2000                                          702               696
     Paid-in capital                                                 334,124           329,650
     Unearned restricted stock compensation                           (1,287)           (2,339)
     Accumulated other comprehensive loss                             (1,882)             (607)
     Accumulated deficit                                            (116,076)         (140,866)
                                                                   ---------         ---------
         TOTAL STOCKHOLDERS' EQUITY                                  289,439           260,055
                                                                   ---------         ---------
                                                                   $ 526,296         $ 507,443
                                                                   =========         =========



     See Accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Month Periods Ended September 30,
(Unaudited)

                                                                        Three Months Ended                  Nine Months Ended
                                                                           September 30,                       September 30,
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                 2001              2000              2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                            $ 108,889         $  68,987         $ 316,618         $ 186,466
Operating costs and expenses:
     Cost of services provided                                         65,540            40,415           192,643           112,045
     Operating costs                                                   22,027            15,744            61,297            44,314
                                                                    ---------         ---------         ---------         ---------
                                                                       87,567            56,159           253,940           156,359

General and administrative expenses                                     1,571               587             3,838             2,238
Goodwill amortization                                                   1,232             1,243             3,699             3,733
                                                                    ---------         ---------         ---------         ---------

Operating income                                                       18,519            10,998            55,141            24,136

Foreign currency exchange loss                                            116                --               360                --
Interest income                                                          (237)             (178)             (685)             (636)
Interest expense                                                        3,752             4,576            12,158            13,926
                                                                    ---------         ---------         ---------         ---------

Income before income taxes                                             14,888             6,600            43,308            10,846
Provision for income taxes                                              5,360             2,670            15,593             4,380
                                                                    ---------         ---------         ---------         ---------

Net income before effects of preferred stock                            9,528             3,930            27,715             6,466

Less:
     Preferred stock dividends and accretion                              975               637             2,925             1,350
     Non-cash conversion feature at preferred stock issuance               --                --                --             3,529
                                                                    ---------         ---------         ---------         ---------

Net income applicable to common and common
     equivalent shares                                              $   8,553         $   3,293         $  24,790         $   1,587
                                                                    =========         =========         =========         =========

Income per common and common equivalent share:
     BASIC                                                          $    0.12         $    0.05         $    0.35         $    0.02
                                                                    =========         =========         =========         =========

     DILUTED                                                        $    0.12         $    0.05         $    0.34         $    0.02
                                                                    =========         =========         =========         =========




     See Accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Month Periods Ended September 30,
(Unaudited)

-----------------------------------------------------------------------------------
(In thousands)                                              2001             2000
-----------------------------------------------------------------------------------
Net income                                                $ 27,715         $  6,466

Other comprehensive income (loss):
          Foreign currency translation adjustments          (1,275)          (1,192)
                                                          --------         --------

Comprehensive income                                      $ 26,440         $  5,274
                                                          ========         ========








     See Accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30,
(Unaudited)

------------------------------------------------------------------------------------------------------
(In thousands)                                                                 2001             2000
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $ 27,715         $  6,466

Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                            20,385           17,099
      Provision for deferred income taxes                                      15,593            4,781
      Other                                                                      (120)            (674)
Change in assets and liabilities:
      Increase in accounts and notes receivable                               (36,844)         (12,615)
      Increase in inventories                                                 (12,867)          (7,000)
      Decrease (increase) in other assets                                      (5,817)             396
      Increase (decrease)  in accounts payable                                  2,157           (5,384)
      Increase (decrease) in accrued liabilities and other                      4,440           (2,490)
                                                                             --------         --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                            14,642              579
                                                                             --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                    (22,213)         (24,732)
      Proceeds from disposal of property, plant and equipment                   1,465              974
      Payments received on notes receivable                                       261              558
                                                                             --------         --------
          NET CASH USED IN INVESTING ACTIVITIES                               (20,487)         (23,200)
                                                                             --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from preferred stock offering                                       --           29,725
      Net borrowings (payments) on lines of credit                            (21,820)             817
      Proceeds from capital lease financings                                    2,401               63
      Principal payments on notes payable and long-term debt                     (264)         (11,341)
      Proceeds from exercise of stock options and ESPP                          1,996            1,113
                                                                             --------         --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (17,687)          20,377
                                                                             --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (23,532)          (2,244)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 31,245            4,517
                                                                             --------         --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                               $  7,713         $  2,273
                                                                             ========         ========


SUPPLEMENTAL DISCLOSURES:

Included in accounts payable and accrued liabilities at September 30, 2001 and 2000 were equipment purchases of approximately $3.5 million and $1.5 million, respectively.

Interest of $10.7 million and $11.2 million was paid during the nine months ending September 30, 2001 and 2000, respectively. Income tax payments, net of refunds, totaled $1.3 million for the first nine months of 2001. No income taxes were paid during the nine months ended September 30, 2000.



     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                             NEWPARK RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.      INTERIM FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark"), as of September 30, 2001, and the results of its operations and its cash flows for the three month and nine month periods ended September 30, 2001 and 2000. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 2000 audited financial statements and related notes filed on Form 10-K. The results of operations for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

        Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

B.      EARNINGS PER SHARE

         The following table presents the reconciliation of the numerator and denominator for calculating income per share in accordance with the disclosure requirements of SFAS 128 (in thousands, except per share amounts).

                                                                   Three Months Ended            Nine Months Ended
                                                                      September 30,                September 30,
                                                                 ----------------------        ----------------------
                                                                  2001           2000           2001           2000
                                                                 -------        -------        -------        -------
Income applicable to common and common equivalent shares         $ 8,553        $ 3,293        $24,790        $ 1,587
Add:
Series B and C Preferred Stock dividends                             675             --          2,025             --
                                                                 -------        -------        -------        -------
Adjusted income applicable to common and common
equivalent shares                                                $ 9,228        $ 3,293        $26,815        $ 1,587
                                                                 =======        =======        =======        =======

Weighted average number of common shares outstanding              70,177         69,299         69,938         69,174
Add:
Net effect of dilutive stock options and warrants                    690          1,016            984            766
Shares assumed issued upon conversion of Series B and C
Preferred Stock                                                    9,005             --          9,005             --
                                                                 -------        -------        -------        -------
Adjusted weighted average number of common shares
outstanding                                                       79,872         70,315         79,927         69,940
                                                                 =======        =======        =======        =======
Income applicable to common and common equivalent shares:
    Basic                                                        $   .12        $   .05        $   .35        $   .02
                                                                 =======        =======        =======        =======
    Diluted                                                      $   .12        $   .05        $   .34        $   .02
                                                                 =======        =======        =======        =======


         Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. For the three months ended September 30, 2001 and 2000, Newpark had dilutive stock options and warrants of approximately 3.6 million shares and

6.6 million shares, respectively, which were assumed exercised using the treasury stock method. For the nine months ended September 30, 2001 and 2000, Newpark had dilutive stock options and warrants of approximately 7.1 million shares and 3.2 million shares, respectively, which were assumed exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods.

         Options and warrants to purchase a total of approximately 6.9 million shares and 3.5 million shares of common stock were outstanding during the three months ended September 30, 2001 and 2000, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive. Options and warrants to purchase a total of approximately 3.4 million shares and
7.0 million shares of common stock were outstanding during the nine months ended September 30, 2001 and 2000, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.

          The net effect of the assumed conversion of the Series A Preferred Stock has been excluded from the computation of diluted income per share for all periods presented because the effect would be anti-dilutive. The net effects of the assumed conversion of the Series B and Series C Preferred Stock has been excluded from the computation of diluted income per share for the three month and nine month periods ended September 30, 2000 because the effects would be anti-dilutive.

C.      TRADE ACCOUNTS RECEIVABLE

        Included in current trade accounts receivable at September 30, 2001 and December 31, 2000 are:

--------------------------------------------------------------------------
                                              September 30,   December 31,
(In thousands)                                     2001          2000
--------------------------------------------------------------------------
Trade receivables                               $ 104,554      $  72,114
Unbilled revenues                                   2,502          2,162
                                                ---------      ---------
Gross trade receivables                           107,056         74,276
Allowance for doubtful accounts                    (2,448)        (2,482)
                                                ---------      ---------
        Net trade receivables                   $ 104,608      $  71,794
                                                =========      =========

D.      INVENTORY

        The Company's inventory consisted of the following items at September 30, 2001 and December 31, 2000:

---------------------------------------------------------------------------
                                               September 30,   December 31,
(In thousands)                                     2001           2000
---------------------------------------------------------------------------
Composite mats                                    $ 8,036        $   263
Drilling fluids raw material / components          24,326         18,465
Logs                                                4,456          4,884
Supplies                                              376            632
Other                                                 671            754
                                                  -------        -------
   Total                                          $37,865        $24,998
                                                  =======        =======

E.      LONG-TERM DEBT

        As of September 30, 2001, Newpark had outstanding $125 million of unsecured senior subordinated notes (the "Notes"), which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on June 15 and December 15.

        As of September 30, 2001, Newpark also maintained a $100.0 million bank credit facility, including up to $25.0 million in standby letters of credit, in the form of a revolving line of credit commitment, which expires January 31, 2003. At September 30, 2001, $16.0 million in letters of credit were issued and outstanding under the credit facility and $56.4 million was outstanding under the revolving facility, leaving $27.6 million of availability. The facility bears interest at either a specified prime rate (6.00% at September 30, 2001) or the LIBOR rate (2.59% at September 30, 2001), in each case plus a spread determined quarterly based on the ratio of Newpark's funded debt to cash flow. The weighted average interest rates on the outstanding balance under the credit facility for the quarter ending September 30, 2001 and 2000 were 6.25% and 9.48%, respectively. The weighted average interest rates on the outstanding balance under the credit facility for the nine months ended September 30, 2001 and 2000 were 8.09% and 9.20%, respectively.

        The Notes do not contain any financial covenants; however, if Newpark does not meet the financial covenants of the credit facility and is unable to obtain an amendment from the banks, Newpark would be in default of the credit facility, which would cause the Notes to be in default. The Notes and the credit facility also contain covenants that significantly limit the payment of cash dividends on the capital stock of Newpark. Newpark was in compliance with all covenants as of September 30, 2001.

F.      SEGMENT DATA

        Summarized financial information concerning Newpark's reportable segments is shown in the following table (dollars in thousands):

                                              Three Months Ended
                                                 September 30,                 Increase/(Decrease)
                                           ------------------------        ---------------------------
                                             2001            2000             $                  %
                                           --------        --------        --------           --------
Revenues by segment:
E&P waste disposal                         $ 16,561        $ 15,409        $  1,152                7%
Fluids sales & engineering                   58,413          33,806          24,607               73
Mat & integrated services                    33,915          19,772          14,143               72
                                           --------        --------        --------
   Total revenues                          $108,889        $ 68,987        $ 39,902               58%
                                           ========        ========        ========

Operating income by segment:
E&P waste disposal                         $  4,213        $  5,297        $ (1,084)             (20)%
Fluids sales & engineering                    7,520           2,140           5,380              251
Mat & integrated services                     9,589           5,391           4,198               78
                                           --------        --------        --------
   Total by segment                          21,322          12,828           8,494               66
General and administrative expenses           1,571             587             984              168
Goodwill amortization                         1,232           1,243             (11)              (1)
                                           --------        --------        --------
   Total operating income                  $ 18,519        $ 10,998        $  7,521               68%
                                           ========        ========        ========

                                               Nine Months Ended
                                                 September 30,                     Increase/(Decrease)
                                           --------------------------        ------------------------------
                                             2001             2000               $                    %
                                           ---------        ---------        ---------            ---------
Revenues by segment:
E&P waste disposal                         $  47,418        $  41,647        $   5,771                14%
Fluids sales & engineering                   162,685           93,538           69,147                74
Mat & integrated services                    106,515           51,281           55,234               108
                                           ---------        ---------        ---------
   Total revenues                          $ 316,618        $ 186,466        $ 130,152                70%
                                           =========        =========        =========

Operating income by segment:
E&P waste disposal                         $  12,709        $  13,408        $    (699)               (5)%
Fluids sales & engineering                    20,643            6,069           14,574               240
Mat & integrated services                     29,326           10,630           18,695               176
                                           ---------        ---------        ---------
   Total by segment                           62,678           30,107           32,570               108
General and administrative expenses            3,838            2,238            1,600                71
Goodwill amortization                          3,699            3,733              (34)               (1)
                                           ---------        ---------        ---------
   Total operating income                  $  55,141        $  24,136        $  31,004               128%
                                           =========        =========        =========

The figures above are shown net of intersegment transfers.

G.      NEW ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board (FASB) approved two new accounting standards related to accounting for business combinations, and goodwill and other intangible assets. The Standards, which are numbered SFAS No. 141 and 142, among other requirements, (i) prohibit the use of pooling-of-interests method of accounting for business combinations, (ii) require that goodwill not be amortized in any circumstance, and (iii) require that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The Standards establish a new method for testing goodwill for impairment based on a fair value concept. Newpark's current policy is to assess recoverability of remaining goodwill based on estimated undiscounted future cash flows. The Standards will take effect for fiscal years beginning after December 15, 2001. Upon adoption, Newpark will be required to stop amortizing its remaining goodwill balance and will be required to perform periodic impairment tests based on a fair value concept of its goodwill. Newpark has not completed an analysis of the potential impact from adoption of the impairment test of goodwill; however, amortization of existing goodwill, which was approximately $1.2 million and $3.7 million for the quarter and nine months ended September 30, 2001, will cease upon adoption at December 31, 2001.

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The Standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the Standard, Newpark will be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs and accumulated depreciation. Newpark has not yet determined the transition amounts.

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

RESULTS OF OPERATIONS

         Our operating results depend primarily on the level of oil and gas drilling activity in the markets we serve. These levels in turn depend, to a great extent, on oil and gas commodities pricing, inventory levels and product demand. Key average rig count data for the last seven quarters is listed in the following table:

                                    1Q00        2Q00       3Q00        4Q00        1Q01        2Q01        3Q01
                                    ----        ----       ----        -----       -----       -----       -----
U.S Rig Count                        770         845        982        1,075       1,137       1,239       1,242
Gulf Coast market                    223         240        270          276         301         321         299
Gulf Coast market to total          29.0%       28.4%      27.5%        25.7%       26.5%       25.9%       24.1%
Canadian Rig Count                   480         212        314          375         515         252         320

----------------
Source:  Baker Hughes Incorporated

           Our primary Gulf Coast market, which accounted for approximately 69% of revenues for the first nine months of 2001, includes: (1) South Louisiana Land; (2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. According to Baker Hughes Incorporated, as of the week ended November 2, 2001, the U.S. rig count was 1,058, with 261 rigs, or 24.7%, within our primary Gulf Coast market.

         The Canadian market accounted for approximately 16% of revenues for the first nine months of 2001. Much of the terrain throughout the oil and gas-producing region of Canada presents soil stability and access problems similar to those encountered in the marsh areas of the U.S. Gulf Coast region. Much of the drilling activity in Canada has historically been conducted when winter temperatures freeze the soil and stabilize it, allowing safe access. Quarterly fluctuations in the Canadian rig count generally reflect the seasonal nature of drilling activity related to these access issues. As of the week ended November 2, 2001, the Canadian rig count was 281.

         Natural gas production accounts for the majority of activity in the markets that we serve. Gas storage levels and demand for natural gas have a significant impact on gas pricing, which in turn affects drilling activity, as gas suppliers need to maintain adequate storage for peak demand levels and insure adequate supplies for anticipated future demand.

         During 2000, gas storage levels reached their lowest point in over three years, and with increasing demand for natural gas, commodity prices spiked dramatically, especially during the second half of 2000. The low storage levels and high commodity prices for natural gas resulted in a surge in natural gas drilling. The rising commodity prices resulted in a moderation of demand for natural gas beginning in the second half of 2000 as some commercial users switched to less costly alternate fuel sources when possible. The surge in production of natural gas accompanied by moderating demand, due to both high gas prices and declining economic activity, resulted in increased levels of gas storage during 2001 and contributed to a decline in commodity prices and exploration activity.

         Current short-term industry forecasts suggest that the number of rigs active in our primary Gulf Coast market are likely to decline over the next several quarters as producers attempt to balance the supply and demand issues noted above. While rig activity is expected to decline, we anticipate continued market penetration of critical, deep water wells with our DeepDrill(TM) family of products, which should help to lessen the effects of these expected declines. In addition, we have begun to penetrate non-oilfield markets with our new DuraBase(TM) composite mat system. The continued development of new markets for this product could also help mitigate expected declines for our traditional oilfield mat and integrated services market. The Environmental Protection Agency is expected to publish final regulations imposing new limitations on the discharge of cuttings from wells drilled using synthetic oil-based fluid systems into the Gulf of Mexico in the fourth quarter of 2001. The regulations will be phased in over a period of six months thereafter. We believe that the new regulations could result in an increase in waste disposal volume in this market and also could increase the demand for our DeepDrill(TM) family of products.

         Current long-term industry forecasts reflect a stable to growing demand for natural gas. In addition, current productive gas reserves are being depleted at a rate faster than current replacement through drilling activities. Because many shallow fields in the Gulf Coast market have been heavily or fully exploited, based on improved economics, producers are increasing the depth of drilling to reach the larger gas reserves. We expect gas-drilling activity to be increasingly associated with deeper, more costly wells. We view this trend as favorable with respect to demand for product offerings in all of our segments.

        Summarized financial information concerning our reportable segments is shown in the following table (dollars in thousands):

                                              Three Months Ended
                                                 September 30,                  Increase/(Decrease)
                                           ------------------------        ----------------------------
                                             2001            2000             $                   %
                                           --------        --------        --------            --------
Revenues by segment:
E&P waste disposal                         $ 16,561        $ 15,409        $  1,152                7%
Fluids sales & engineering                   58,413          33,806          24,607               73
Mat & integrated services                    33,915          19,772          14,143               72
                                           --------        --------        --------
   Total revenues                          $108,889        $ 68,987        $ 39,902               58%
                                           ========        ========        ========

Operating income by segment:
E&P waste disposal                         $  4,213        $  5,297        $ (1,084)             (20)%
Fluids sales & engineering                    7,520           2,140           5,380              251
Mat & integrated services                     9,589           5,391           4,198               78
                                           --------        --------        --------
   Total by segment                          21,322          12,828           8,494               66
General and administrative expenses           1,571             587             984              168
Goodwill amortization                         1,232           1,243             (11)              (1)
                                           --------        --------        --------
   Total operating income                  $ 18,519        $ 10,998        $  7,521               68%
                                           ========        ========        ========

                                               Nine Months Ended
                                                 September 30,                   Increase/(Decrease)
                                           -------------------------       -----------------------------
                                             2001             2000              $                   %
                                           ---------       ---------       ---------           ---------
Revenues by segment:
E&P waste disposal                         $  47,418       $  41,647       $   5,771              14%
Fluids sales & engineering                   162,685          93,538          69,147              74
Mat & integrated services                    106,515          51,281          55,234             108
                                           ---------       ---------       ---------
   Total revenues                          $ 316,618       $ 186,466       $ 130,152              70%
                                           =========       =========       =========

                                               Nine Months Ended
                                                 September 30,                     Increase/(Decrease)
                                           --------------------------        -------------------------------
                                             2001             2000               $                     %
                                           ---------        ---------        ---------             ---------
Operating income by segment:
E&P waste disposal                         $  12,709        $  13,408        $    (699)               (5)%
Fluids sales & engineering                    20,643            6,069           14,574               240
Mat & integrated services                     29,326           10,630           18,695               176
                                           ---------        ---------        ---------
   Total by segment                           62,678           30,107           32,570               108
General and administrative expenses            3,838            2,238            1,600                71
Goodwill amortization                          3,699            3,733              (34)               (1)
                                           ---------        ---------        ---------
   Total operating income                  $  55,141        $  24,136        $  31,004               128%
                                           =========        =========        =========

The figures above are shown net of intersegment transfers.

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

Revenues

         E&P Waste Disposal: The $1.2 million, or 7%, increase in waste disposal revenue is attributable to increases in drilling activity in the Transition Zone of the Gulf of Mexico and the resulting increase in waste volumes received. Drilling rig activity in our primary Gulf Coast market increased 11% during the third quarter of 2001 compared to the same period in 2000. During the third quarter of 2001, we received 1,194,000 barrels of E&P waste compared to 1,089,000 barrels in the comparable quarter of 2000, a 10% increase. Average revenue per barrel increased from $11.51 per barrel in 2000 to $11.72 per barrel in 2001.

         Nonhazardous industrial waste disposal revenues totaled $472,000 for the third quarter of 2001, as compared to $574,000 in the same period of 2000. NORM revenues were approximately $1.5 million in 2001 and 2000.

         As noted above, final regulations limiting offshore discharges of synthetic fluids and drill cuttings containing synthetic fluids are expected in the fourth quarter of 2001, with an effective date six months after issuance. These regulations would eliminate the discharge of synthetic fluids and would reduce the allowable percentage of synthetic fluids contained in drill cuttings to 6.9% of total discharges by volume. We expect to experience some increase in waste volumes as a result of these new regulations once they become effective.

         Fluids Sales and Engineering: Fluids sales and engineering revenues increased $24.6 million, or 73%, over the prior year period. During the third quarter of 2001, we serviced an average of 200 rigs, compared to 152 rigs in the third quarter of 2000. The average annualized revenue per rig was approximately $1,168,000 in the third quarter of 2001, compared to $890,000 for the third quarter of 2000. This increase in average revenue per rig serviced reflects an increase in the mix of deeper, more complicated rigs serviced. We have expanded our presence in the deep water and onshore deep well markets primarily through the continued success of our DeepDrill(TM) family of products and our Performance Services product offerings. Based on the current mix of rigs to be serviced in the fourth quarter, we expect to see a further increase in the average annualized revenue per rig in this period.

         The new synthetic based fluid regulations could also impact the acceptance of our DeepDrill(TM) family of products, since the discharge of these products would meet the requirements of the proposed new regulations, thus reducing the disposal costs of our customers.

         In the Western Canadian market, drilling activity is beginning its seasonal upward trend as warmer weather access issues are mitigated by the freezing temperatures. Our drilling fluids sales in this market typically peak in the first calendar quarter.

         Mat and Integrated Services: The $14.1 million, or 72%, increase in mat and integrated services revenues is due to both increased composite mat sales and increased drilling activity along the U.S. onshore Gulf Coast, which favorably impacted pricing and volume for our mat systems. During the third quarter of 2001, we sold approximately 5,800 composite mats, generating $9.2 million in revenues. There were no composite mat sales in the comparable period of the prior year. Rental pricing for mats in our Gulf Coast market for the third quarter of 2001 improved to an average of $1.04 per square foot on 4.5 million square feet of mats installed, compared with $0.99 per square foot on
5.4 million square feet of mats installed for the third quarter of 2000. The trend towards deeper, more complex drilling in the onshore Gulf Coast market is evidenced by the increase in re-rental revenues (i.e. revenues which extend beyond the initial 60-day contract period), the most profitable revenues for this segment. Re-rental revenue increased to $5.1 million during the third quarter of 2001 from $1.3 million for the comparable period of 2000, a fourfold increase.

         Recent declines in drilling activity have resulted in some competitive pricing pressure outside of the Louisiana wetlands market as evidenced by the decline in average rental pricing for mat installations from $1.69 per square foot in the second quarter of 2001 to $1.04 per square foot in the third quarter. Some of this reduction is also attributable to the change in mix of installations in the third quarter as compared to the second quarter due to a smaller number of installations in the Louisiana wetlands market. The number of projected installations in this premium priced market is expected to be higher in the fourth quarter than in the third quarter and is expected to result in an increase in the average price per square foot installed.

         In the Western Canadian market we have traditionally experienced the lowest levels of revenues related to our wooden mat rentals in the fourth and first calendar quarters, as freezing temperatures provide natural access to drill sites. The long term outlook for this market may be enhanced by several recent acquisitions of Canadian E&P companies by U.S. interests, which may accelerate the trend towards developing methodologies to enable year round drilling. We have been successful in assisting several companies to accomplish this goal through the use of our patented wooden and composite mat systems.

Operating Income

         E&P Waste Disposal: The $1.1 million decrease in waste disposal operating income in spite of an increase in revenues is primarily due to increases in certain operating costs which have not been fully offset by price increases. These operating cost increases, which are primarily associated with the accommodation for some customer requests to segregate their waste streams at collection facilities, have resulted in duplication of costs for transportation and handling. Also, this segment has experienced increases in certain operating costs, including barge rental costs, repairs and maintenance and trucking costs. In addition, we have incurred additional costs in connection with the recent expansion of our facilities at the Port of Fourchon in preparation for anticipated increases in waste volumes resulting from new offshore discharge regulations for synthetic-based fluids.

         We developed a plan to mitigate the recent cost increases and began to implement this plan during the recent quarter. We expect to complete the implementation of this plan over the next several quarters. This plan includes reducing transportation costs through improved efficiency in barge utilization and renegotiation of trucking contracts. Some costs are expected to decline as a result of recent declines in fuel costs. In addition, we are working with our customers to eliminate requests for segregation of waste, which increases transportation and handling costs.

         We exercised our option to extend our right to dispose of specified volumes of E&P waste at an outside party's disposal facilities, for one year effective July 1, 2001. As part of this extension, we doubled the amount of waste volume that we can dispose of at these facilities and extended the outside party's agreement not to compete with us in the E&P disposal business until June 30, 2002. In consideration of the extension of the agreement, including extension of the non-competition agreement, our costs of disposal under this contract increased by approximately $2 per barrel beginning July 1, 2001. This increase in third party disposal costs was partially offset by reductions in other incremental disposal costs. In addition, this increase in costs is expected to be partially offset by increases in revenues resulting from the anticipated increase in volumes of E&P waste received from the new synthetic-based fluid regulations.

         Fluids Sales and Engineering: The $5.4 million increase in fluids sales and engineering operating income is due primarily to an increase in revenue of $24.6 million and represents an incremental margin of 22%. Operating margins for this segment improved from 6% for the third quarter of 2000 to 13% for the third quarter of 2001. The operating margin of this segment is affected by the mix of products sold. There is a significant difference in the gross margins recognized on commodity products and those recognized for specialty products. We expect to recognize the benefits of our proprietary products such as DeepDrill(TM) as these products gain wider customer acceptance. In addition, we expect to see margin improvement as we continue to penetrate the offshore Gulf of Mexico market, as sales in this market typically earn higher margins.

         Mat and Integrated Services: Mat and integrated services operating income increased $4.2 million on a $14.1 million increase in revenues, representing an incremental margin of 30%. The high incremental margin reflects the increase in composite mat sales, which typically generate a gross margin of approximately 45%. In addition, this incremental margin reflects the increase in the amount of high margin re-rental business in 2001 as compared to 2000 resulting from the significant increase in transition zone projects in 2001.

General and Administrative Expenses

         General and administrative expenses of $1.6 million for the 2001 quarter represented 1.4% of revenues. General and administrative expenses of $587,000 for the 2000 quarter represented 0.9% of revenues. Included in general and administrative expenses in the third quarter of 2001 are certain excess costs of our partially self-insured employee insurance programs which were not allocated to the operating segments. The total of these costs was approximately $600,000. Exclusive of these additional insurance costs, general and administrative expenses represented approximately 0.9% of revenues in the third quarter of 2001.

Interest Income/Expense

         Net interest expense was $3.5 million for the third quarter of 2001, a decrease of $883,000, or 20%, as compared to $4.4 million for the third quarter of 2000. The decrease in net interest cost is primarily due to a decrease of $16.5 million in average outstanding borrowings and a decrease in the average effective interest rate from 9.48% in 2000 to 8.4% in 2001. In addition, interest capitalization decreased from $220,000 in the third quarter of 2000 to $148,000 in the third quarter of 2001. The decrease in average outstanding borrowings under our bank credit facility was due to the application of proceeds received in late December 2000 from a $30 million preferred stock private placement.

Provision for Income Taxes

         For the third quarter of 2001 we recorded an income tax provision of $5.4 million, reflecting an income tax rate of 36%. For the third quarter of 2000 we recorded an income tax provision of $2.7 million, reflecting an income tax rate of 40%. The higher effective rate in 2000 was due to the higher proportion of non-deductible items such as goodwill in relation to pretax income for 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues

         E&P Waste Disposal: The $5.8 million, or 14%, increase in waste disposal revenue is attributable to both an increase in the volume of waste received resulting from increased drilling activity in the Transition Zone of the Gulf of Mexico and changes in the mix of waste streams received for processing. During the first nine months of 2001, we received 3,416,000 barrels of E&P waste, compared to 3,093,000 barrels in the comparable quarter of 2000, a 10% increase. Revenue per barrel increased from an average of $11.51 for the first nine months of 2000 to an average of $11.87 for the first nine months of 2001, a 3% increase which was due to changes in the mix of receipts.

         For the first nine months of 2001, NORM revenues were $3.6 million, an increase of 24% from the prior year amount of $2.9 million. Industrial waste revenues for the first nine months of 2001 were $1.4 million, a 14% increase from the prior year amount of $1.2 million.

         Fluids Sales and Engineering: The $69.1 million, or 74%, increase in drilling fluids revenue is attributable to the increase in drilling activity and market share gains. During the first nine months of 2001, we serviced an average of 196 rigs, compared to 138 rigs in the first nine months of 2000, an increase of 42%. The annualized average revenue per rig was $1,105,000 in the first nine months of 2001, compared to $905,000 for the first nine months of 2000, an increase of 22%. The increase in the average revenue per rig reflects an increase in the number of large offshore rigs serviced in 2001 as compared to 2000.

         Mat and Integrated Services: The $55.2 million, or 108%, increase in mat and integrated services revenue is due to increased composite mat sales and increased drilling activity along the U.S. onshore Gulf Coast, which favorably impacted pricing and volume for our mat systems. During the first nine months of 2001, we sold approximately 17,900 composite mats, generating $28.7 million in revenues. There were no composite mat sales in the comparable period of the prior year. Rental pricing for mats in our Gulf Coast market for the first nine months of 2001 improved to an average of $1.35 per square foot on 12.9 million square feet of mats installed, compared with $0.83 per square foot on 14.1 million square feet of mats installed for the comparable period of 2000. The trend towards deeper, more complex drilling in the onshore Gulf Coast market is evidenced by the increase in re-rental revenues, the most profitable revenues for this segment. Re-rental revenue increased to $12.6 million during the first nine months of 2001 from $4.2 million for the comparable period of 2000, a threefold increase.

Operating Income

         E&P Waste Disposal: The $699,000 decrease in waste disposal operating income in spite of an increase in revenues is primarily due to increases in certain operating costs which have not been fully offset by price increases, as described above.

         Fluids Sales and Engineering: The $14.6 million increase in fluids sales and engineering operating income is due primarily to the increase in revenue of $69.1 million and represents an incremental margin of 21%. Operating margins for this segment improved from 6% for the first nine months of 2000 to 13% for the first nine months of 2001. As noted above, operating margins of this segment have been favorably impacted by increases in sales of our higher-margin specialty products such as DeepDrill(TM) and our increased penetration into the offshore Gulf of Mexico market.

         Mat and Integrated Services: Mat and integrated services operating income increased $18.7 million on a $55.2 million increase in revenue, representing an incremental margin of 34%. The high incremental margin is primarily attributable to improved pricing and composite mat sales as noted above.

General and Administrative Expenses

         General and administrative expenses of $3.8 million for 2001 represented 1.2% of revenues. General and administrative expenses of $2.2 million for 2000 represented 1.2% of revenues. Exclusive of unallocated excess employee insurance costs of approximately $600,000 in the third quarter of 2001 discussed above, general and administrative costs represented 1.0% of revenues in 2001.

Interest Income/Expense

         Net interest expense was $11.5 million for the first nine months of 2001, a decrease of $1.8 million, or 11%, as compared to $13.3 million for the first nine months of 2000. The decrease in net interest cost is primarily due to a decrease of $20.0 million in average outstanding borrowings and a decrease in the average effective interest rate from 9.50% in 2000 to 9.11% in 2001. In addition, interest capitalization decreased from $740,000 in the first nine months of 2000 to $410,000 in the first nine months of 2001. The decrease in average outstanding borrowings under our bank credit facility was due to the application of proceeds received in late December 2000 from a $30 million preferred stock private placement.

Provision for Income Taxes

         For the first nine months of 2001 we recorded an income tax provision of $15.6 million, reflecting an income tax rate of 36%. For the first nine months of 2000 we recorded an income tax provision of $4.4 million, reflecting an income tax rate of 40%. The higher effective rate in 2000 was due to the higher proportion of non-deductible items such as goodwill in relation to pretax income for 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital increased by $21.6 million during the nine months ended September 30, 2001. Key working capital data is provided below (dollars in thousands):

                                                      September 30,          December 31,
                                                           2001                  2000
-----------------------------------------------------------------------------------------
         Working Capital (000's)                        $ 131,689            $    110,050
         Current Ratio                                       3.49                    3.61

         Our long term capitalization was as follows (in thousands):

                                                        September 30,        December 31,
                                                             2001                2000
-----------------------------------------------------------------------------------------
Long-term debt (including current maturities):
         Credit facility                                $      56,427        $     78,076
         Subordinated debt                                    125,000             125,000
         Other                                                  2,739                 773
                                                        -------------        ------------
         Total long-term debt                                 184,166             203,849

Stockholders' equity                                          289,439             260,055
                                                        -------------        ------------

Total capitalization                                    $     473,605        $    463,904
                                                        =============        ============

Debt to total capitalization                                    38.9%               43.9%
                                                        =============        ============

         The proceeds from the $30 million preferred stock offering received at the end of 2000 were used to pay down our credit facility in January 2001. During the nine months ended September 30, 2001, our working capital needs were primarily met from operations and from borrowings under our credit facility. Operations provided $14.6 million in the first nine months of 2001, which helped to provide for $20.5 million of cash used in investing activities. A net of $17.7 million was used in financing activities, principally related to the reduction in the balance of the bank credit facility after funding of investing activities not provided for from operations.

         As of September 30, 2001, we maintained a $100.0 million bank credit facility, including up to $25.0 million in standby letters of credit, in the form of a revolving line of credit commitment, which expires January 31, 2003. At September 30, 2001, $16.0 million in letters of credit were issued and outstanding under the credit facility and $56.4 million was outstanding under the revolving facility, leaving $27.6 million of availability. The facility bears interest at either a specified prime rate (6.00% at September 30, 2001) or the LIBOR rate (2.59% at September 30, 2001), in each case plus a spread determined quarterly based on the ratio of our funded debt to cash flow. The weighted average interest rates on the outstanding balance under the credit facility for the nine months ended September 30, 2001 and 2000 were 8.09% and 9.20%, respectively. Recent reductions in the prime rate, continued improvement in our funded debt to cash flow ratio and projected debt repayments should further reduce the average interest rate on the credit facility in the fourth quarter of 2001.

         During the nine months ended September 30, 2001, we obtained additional operating lease funding for $7 million of wooden mats in order to meet customer demand for mat locations in the Gulf Coast. The lease of wooden mats is expected to be temporary and is a result of the need for increased rental mats in light of the recent surge in composite mat sales. We anticipate total capital expenditures of approximately $5 million in the fourth quarter of 2001 and $15 million for fiscal year 2002, concentrated in our fluids sales and engineering segment, related to expansion of facilities to accommodate anticipated increases in demand for our products and services.

         Except as described in the preceding paragraphs, we are not aware of any material expenditures, significant balloon payments or other payments on long term obligations or any other demands or commitments, including off-balance sheet items to be incurred within the next 12 months. Inflation has not materially impacted our revenues or income.

NEW ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board (FASB) approved two new accounting standards related to accounting for business combinations, and goodwill and other intangible assets. The Standards, which are numbered SFAS No. 141 and 142, among other requirements, (i) prohibit the use of pooling-of-interests method of accounting for business combinations, (ii) require that goodwill not be amortized in any circumstance, and (iii) require that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The Standards establish a new method for testing goodwill for impairment based on a fair value concept. Our current policy is to assess recoverability of remaining goodwill based on estimated undiscounted future cash flows. The Standards will take effect for fiscal years beginning after December 15, 2001. Upon adoption, we will be required to stop amortizing our remaining goodwill balance and will be required to perform periodic impairment tests based on a fair value concept of our goodwill. We have not completed an analysis of the potential impact from adoption of the impairment test of goodwill; however, amortization of existing goodwill, which was approximately $1.2 million and $3.7 million for the quarter and nine months ended September 30, 2001, will cease upon adoption at December 31, 2001.

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The Standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the Standard, we will be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs and accumulated depreciation. We have not yet determined the transition amounts.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         During the nine months ended September 30, 2001, we reduced our total long-term variable-rate debt by $19.7 million.

FOREIGN CURRENCY

         Our principal foreign operations are conducted in Canada. There is exposure to future earnings due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currencies. We primarily conduct our business in the functional currency of the jurisdictions in which we operate. At present, we do not use hedging arrangements to offset any anticipated affects of this exposure.

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

         o oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital;
         o domestic and international political, military, regulatory and economic conditions;
         o other risks and uncertainties generally applicable to the oil and gas exploration and production industry;
         o existing regulations affecting E&P and NORM waste disposal being rescinded or relaxed, governmental authorities failing to enforce these regulations or industry participants being able to avoid or delay compliance with these regulations;
         o future technological change and innovation, which could result in a reduction in the amount of waste being generated or alternative methods of disposal being developed;
         o        increased competition in our product lines;
         o        our success in integrating acquisitions;
         o our success in replacing our wooden mat fleet with our new composite mats;
         o our ability to obtain the necessary permits to operate our non-hazardous waste disposal wells and our ability to successfully compete in this market;
         o our ability to successfully compete in the drilling fluids markets in the Canadian provinces of Alberta and Saskatchewan, the Permian Basin of West Texas and New Mexico and the Anadarko Basin in Western Oklahoma, where we have only recently entered the market;
         o adverse weather conditions, which could disrupt drilling operations;
         o our ability to successfully introduce our new products and services and the market acceptability of these products and services; and
         o any delays in implementing the new synthetic fluids disposal regulations.
         o any increases in interest rates under our credit facility either as a result of increases in the prime or LIBOR rates or as a result of changes in our funded debt to cash flow ratio.

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




Date:  November 6, 2001


                                        NEWPARK RESOURCES, INC.




                                        By:  /s/ Matthew W. Hardey
                                           -------------------------------------
                                             Matthew W. Hardey, Vice President
                                                and Chief Financial Officer