Form 10-K405
period 2001-12-31
NEWPARK RESOURCES INC
filed 2002-03-14
CIK 71829

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001           COMMISSION FILE NO. 1-2960

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

      At March 8, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was $453,960,611. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.

      As of March 8, 2002, a total of 70,652,766 shares of Common Stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13 hereof) is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 11, 2002.

                                  Page 1 of 74
================================================================================

                             NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

ITEM                                                                         PAGE
NUMBER   DESCRIPTION                                                        NUMBER
------   -----------                                                        ------
         PART I

 1       Business                                                              3

 2       Properties                                                           20

 3       Legal Proceedings                                                    22

 4       Submission of Matters to a Vote of Security Holders                  22

         PART II

 5       Market for the Registrant's Common Equity and
              Related Stockholder Matters                                     23

 6       Selected Financial Data                                              24

 7       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             26

7A       Quantitative and Qualitative Disclosures about Market Risk           37

 8       Financial Statements and Supplementary Data                          40

 9       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                          70

         PART III

10       Directors and Executive Officers of the Registrant                   70

11       Executive Compensation                                               70

12       Security Ownership of Certain Beneficial Owners
              and Management                                                  70

13       Certain Relationships and Related Transactions                       70

         PART IV

14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K     71

         Signatures                                                           74

         Note: The responses to Items 10, 11, 12 and 13 are included in the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held June 11, 2002. The required information is incorporated into this Report by reference to such document and is not repeated here.

PART I

ITEM 1. BUSINESS

GENERAL

         Newpark Resources, Inc. is a service company which provides drilling fluids, site access and environmental products and services to the oil and gas exploration and production industry. We operate in the U.S. Gulf Coast, west Texas, the U.S. Mid-continent, the U.S. Rockies and western Canada. We provide, either individually or as part of a comprehensive package, the following products and services:

         o drilling fluids, associated engineering and technical services;

         o installing, renting and selling patented hardwood and composite interlocking mats used for temporary access roads and work sites in oilfield and other construction applications;

         o        lumber, timber and wood by-products sales;

         o processing and disposing oilfield exploration and production, or E&P, waste;

         o        on-site environmental and oilfield construction services; and

         o processing and disposing non-hazardous industrial wastes for the refining, petrochemical and manufacturing industry in the U.S. Gulf Coast market.

         We offer our drilling fluids, fluids processing, management and waste disposal services in an integrated package we call "Performance Services". This allows our customers to consolidate their outsourced services and reduce the number of vendors used. It can also accelerate the drilling process while reducing the amount of fluids consumed and the amount of waste created in the process. We believe our Performance Services program differentiates us from our competitors and increases the efficiency of our customers' drilling operations.

         In our drilling fluids business, we offer unique solutions to highly technical drilling projects involving complex conditions. These projects require critical engineering support of the fluids system during the drilling process to ensure optimal performance at the lowest total well cost. We have developed and market several proprietary and patented drilling fluids products and systems that replace environmentally harmful substances, principally salts and oils, commonly used in drilling fluids. These elements are typically of the greatest environmental concern in the waste stream created by drilling fluids.

         We have introduced and are continuing to develop the market for the DeepDrill(TM) system of high-performance, water-based drilling fluids and related specialty products. We have recently introduced an oil-based drilling fluid system that incorporates a product from the DeepDrill(TM) family that substitutes for salt, which we believe solves some of the environmental problems associated with oil-based fluids while improving drilling performance. We believe that these new products will make it easier for our customers to comply with increasingly strict environmental regulations affecting their drilling operations and improve the economics of the drilling process. (See discussion of Environmental Regulations below.)

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

         In our mat and integrated services business, we use both a patented interlocking wooden mat system and our composite mat system to provide temporary access roads and worksites in unstable soil conditions. These mats are used primarily to support oil and gas exploration operations along the U.S. Gulf Coast and are typically rented to the customer. Occasionally, however, we sell the mats to the customer for permanent access to a site or facility.

         We use our Dura-Base(TM) composite plastic mat system primarily in our U.S. Gulf Coast rental market, and have begun selling the composite mats, both within and outside of the oilfield market. During 2001, the majority of our sales were for oilfield applications in the western Canadian market. We believe that, in time, the DuraBase(TM) mat will replace our traditional wooden mats in many applications and provide significant economic benefits because they are lighter, stronger, require fewer repairs and last longer than our wooden mats. We have dedicated significant time and resources to developing Dura-Base(TM) markets in industrial and construction applications, international oilfield markets and military and government applications. Our first delivery of composite mats to the U.S. military was made in the first quarter of 2001. Our first shipment of composite mats to the oilfield market outside of North America occurred in the fourth quarter of 2001.

         We receive E&P waste generated by our customers that we then process and inject into environmentally secure geologic formations deep underground. Some waste is delivered to surface disposal facilities. We can also process E&P waste into a reuse product that is used as daily cover material or cell liner and construction material at two municipal waste landfills. This reuse product meets all EPA specifications for reuse. For the last several years, approximately 10% to 15% of the total waste that we received has been processed for reuse.

         Since 1994, we have been licensed to process E&P waste contaminated with naturally occurring radioactive material (NORM). We currently operate under a license that authorizes us to directly inject NORM into disposal wells at our Big Hill, Texas facility. This is the only offsite facility in the U.S. Gulf Coast licensed for this purpose. Since July 1999, we also have been operating a facility to dispose non-hazardous industrial waste. This facility uses the same waste disposal technology as we use for E&P waste and NORM waste disposal.

         We also provide other services for our customers' oil and gas exploration and production activities that are principally included within our "Mat and Integrated Services" segment. These services include:

         o        site assessment;

         o        waste pit design;

         o        construction and installation;

         o        regulatory compliance assistance;

         o        site remediation and closure; and

         o oilfield construction services, including hook-up and connection of wells, installing production equipment and lease maintenance.

         Newpark was originally organized in 1932 as a Nevada corporation. In April 1991, we changed our state of incorporation to Delaware. Our principal executive offices are located at 3850 North Causeway Boulevard, Suite 1770, Metairie, Louisiana 70002. Our telephone number is (504) 838-8222.

INDUSTRY FUNDAMENTALS

         Demand for our services has historically been driven by several factors: (i) commodity pricing of oil and gas, (ii) oil and gas exploration and production expenditures and activity; (iii) the desire to drill in more environmentally difficult areas, such as the coastal marsh and inland waters near the coastline (transition zone) of the Gulf Coast, (iv) use of more complex drilling techniques that tend to generate more waste; and (v) increasing environmental regulation of the waste created while drilling for producing oil and gas (E&P waste).

         The demand for most of our services is related to the level, type, depth and complexity of oil and gas drilling. The most widely accepted measure of activity is the Baker-Hughes Rotary Rig Count. During the fourth quarter of 1997, the number of drilling rigs working in the U.S. Gulf Coast region reached its highest level since 1990, then began a decline that continued into the second quarter of 1999, when it reached the lowest level ever recorded in the history of the indicator, which began over 50 years ago. Shortly afterwards, the rig count in our principal market began to increase, and that trend continued through early July 2001, when it peaked at 1,293 rigs working. By year-end 2001, the rig count had dropped 31% to 887, and has continued to decline thus far in 2002.

         As the shallower reserves available in the historic gas-producing basins of the U.S. mature, we believe that drilling will shift towards deeper geologic structures provided that anticipated commodity prices are sufficient to support the higher cost of these deeper projects. We believe that technological advances such as computer-enhanced interpretation of three-dimensional seismic data and improved rig capacity drilling tools and fluids, which facilitate faster drilling, have reduced the risk and cost of finding oil and gas and are important factors in the economics faced by the industry. These advances have increased the willingness of exploration companies to drill in coastal marshes and inland waters where access is expensive, and to drill deeper wells in many basins. These projects rely heavily on services such as those that we provide. Deeper wells require larger, more expensive locations to be constructed to accommodate larger drilling rigs and the equipment for handling drilling fluids and associated wastes. These locations are generally in service for significantly longer periods, generating additional mat rental revenues. Deeper wells also require more complex drilling fluid programs and generate larger waste volumes than those from simpler systems used in shallower wells. The total cost of a drilling fluids program for rigs in excess of 12,000 feet will often increase exponentially as rig depth increases.

         The oilfield market for environmental services has grown due to increasingly stringent regulations restricting the discharge of exploration and production wastes into the environment. Most recently, the U. S. EPA has published new regulations significantly limiting discharges of drilling wastes contaminated with synthetic-based mud (SBM) into the Offshore Gulf of Mexico. These new regulations became effective on February 19, 2002, with a six month phase in period allowed. These new regulations are expected to have a material effect on the industry's disposal practices. Louisiana, Texas and other states have enacted comprehensive laws and regulations governing the proper handling of E&P waste and NORM, and regulations have been proposed in other states. As a result, generators of waste and landowners have become increasingly aware of the need for proper treatment and disposal of this waste in both drilling of new wells and remediating production facilities.

         We receive non-hazardous industrial waste from generators in the Gulf Coast market. Those generators include refiners, manufacturers, service companies and municipalities that produce waste that is not characterized or listed as a regulated waste under The Resource Conservation and Recovery

Act. We believe we can effectively serve the market that extends from Baton Rouge, Louisiana to Houston, Texas from the current facility located near the Texas-Louisiana state line.

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

         Waste Injection. Since 1993, we have developed and used proprietary technology to dispose of E&P waste by low-pressure injection into unique geologic structures deep underground. In December 1996, we were issued patents covering our waste processing and injection operations. We believe that our injection technology is the most environmentally safe and the most cost-effective method for disposing oilfield wastes offsite and that this technology is suitable for disposing other types of waste. We completed and began operating a non-hazardous industrial waste injection disposal facility in July 1999.

         Patented Mats. We own or license several patents that cover our wooden mats and subsequent improvements. To facilitate entry into new markets and reduce our dependence on hardwood supplies, we have obtained the exclusive license for a new patented composite mat manufactured from plastics and other materials. We own 49% of an entity that owns and operates the manufacturing facility for these mats. We began taking delivery of these mats in the fourth quarter of 1998. We expect that over the next several years we will convert the majority of our mat fleet to the new composite product. However, a portion of the fleet will always be made up of the wooden mats.

         DeepDrill(TM). We own the patent rights to this high-performance, completely biodegradable, water-based drilling fluid system and related family of specialty products, which provides unique answers to both performance and environmental concerns in many drilling situations. Some of the performance areas that DeepDrill(TM) can address include hydrate suppression in deepwater drilling, torque and drag reduction, shale inhibition, minimized hole enlargement and enhanced ability to log results and utilize measurement tools. The DeepDrill(TM) system offers superior environmental attributes to the commonly used oil-based and synthetic-based fluid systems, which are often used in environmentally sensitive areas due to performance requirements.

         Low Cost Infrastructure. We have assembled a low cost infrastructure to receive and process E&P waste in the U.S. Gulf Coast region that includes strategically located transfer stations for receiving waste, a large fleet of barges for the most cost-efficient transportation of waste and geologically-secure injection disposal sites.

         Integration of Services. We believe we are one of the few companies in the U.S. Gulf Coast able to provide a package of integrated services and offer a "performance services" approach to solving customers' problems. Our mats provide the access roads and work sites for a majority of the land drilling in the Gulf Coast market. Our on-site and off-site waste management services are frequently sold in combination with our mat rental services. In addition, our entry into the drilling fluids business has created the opportunity for us to market drilling fluids with other related services, including technical and engineering services, disposal of used fluids and other waste material, construction services, site cleanup and site closure. Consequently, we believe that we are well positioned to take advantage of the industry trend towards outsourcing and vendor consolidation.

         Experience in the Regulatory Environment. We believe that our operating history provides us with a competitive advantage in the highly regulated oilfield waste disposal business. As a result of working closely with regulatory officials and citizens' groups, we have gained acceptance for our proprietary injection technology and have received a series of permits for our disposal facilities, including a permit allowing the disposal of NORM at our Big Hill, Texas facility. These permits enable us to expand our business and operate cost-effectively. We believe that our proprietary injection method is superior to alternative methods of disposing oil field wastes, including landfarming, because injection provides greater assurance that the waste is permanently isolated from the environment and will not contaminate adjacent property or groundwater. We further believe that increasing environmental regulation and activism will inhibit the widespread acceptance of other disposal methods and the permitting of additional disposal facilities.

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

BUSINESS STRATEGY

         Technical Drilling Fluids Products Leadership. Our strategy is to provide our customers innovative products that help solve their drilling problems. Our DeepDrill(TM) Fluids system was conceived as a high-performance drilling product in anticipation of increasing environmental regulation of the drilling process. We believe that our ability to provide a high-performance and environmentally safe product that can reduce the total cost of these products and services to the customer while increasing their operating efficiency will distinguish us from our competitors.

         Implement Our Performance Services Concept. Our strategy is to provide our products and services in a manner that aligns our goals for the project with those of the customer. By integrating our drilling fluids and waste disposal services with other on-site services, we can provide a comprehensive high performance, integrated fluids management system that reduces the total volume of fluids used and the waste volumes created, while increasing the speed of drilling. This saves cost for the customer. The resulting reduction in rig time often provides an equal or larger cost savings to the customer.

         Service and Product Extensions. We believe that we can apply the waste processing and injection technology we have pioneered and developed in the oil and gas exploration industry to other industrial waste markets. Initially, we have elected to focus on wastes generated in the petrochemical processing and refining industries, as many potential customers in these industries are located in the markets we already serve. As we establish a position in that market, we will evaluate applying our injection disposal methods to other industrial waste streams. We have begun using a composite plastic mat system to enhance our current Gulf Coast mat rental fleet and expand into new markets. We believe that these composite mats have worldwide applications in oilfield, industrial, commercial, military and emergency response markets because the strength, durability, weight and shelf life of the composite mats have an advantage over traditional wooden mats and other alternate products.

         Cost Reductions. Throughout 2001, we have pursued a program to reduce operating costs and expenses throughout the company, and particularly within the waste disposal segment, in order to reposition those operations for the current market conditions. We will continue to pursue cost reductions in our existing operations to increase margins.

DESCRIPTION OF BUSINESS

E & P WASTE DISPOSAL

         E&P Waste Processing. In most jurisdictions, E&P waste, if not treated for discharge or disposed on the location where it is generated, must be transported to a licensed E&P waste disposal or treatment facility. Three primary alternatives for offsite disposal of E&P waste are available to generators in the U.S. Gulf Coast: (1) underground injection (see "Injection Wells"); (2) disposal on surface facilities; and (3) processing and conversion into a reuse product. In addition, a portion of the waste can be recycled into a drilling fluids product.

         The volume of waste handled by us in 2001, 2000 and 1999 is summarized in the table below:


             (barrels in thousands)                 2001           2000            1999
             ----------------------                 ----           ----            ----
             Drilling and Production               3,966          3,994           3,334

             Remediation Disposal                    301            175               0
                                                   -----          -----           -----
             Total                                 4,267          4,169           3,334
                                                   -----          -----           -----



         We operate six receiving and transfer facilities located along the U.S. Gulf Coast, from Venice, Louisiana, to Corpus Christi, Texas. Waste products are collected at the transfer facilities from three distinct exploration and production markets: (1) offshore; (2) land and inland waters; and (3) remediation operations at well sites and production facilities. A fleet of 45 double-skinned barges certified by the U. S. Coast Guard to transport E&P waste supports these facilities. Waste received at the transfer facilities is moved by barge through the Gulf Intracoastal Waterway to our processing and transfer facility at Port Arthur, Texas, and trucked to injection disposal facilities at Fannett, Texas.

         Improved processing equipment and techniques and increased injection capacity have substantially reduced waste volumes processed for reuse and delivered to local municipal landfills as a reuse product. For the last several years, only 10% to 15% of the total waste that we received has been processed into a reuse product. Landfills are required by regulations to cover the solid waste deposited each day in the facility with earth or other inert material. Our reuse product is deposited at either the City of Port Arthur Municipal Landfill or the City of Beaumont Municipal Landfill for use as cover or construction material pursuant to contracts with the respective cities. We also have developed alternative uses for the product as roadbase material or construction fill material.

         NORM Processing and Disposal. Many alternatives are available to the generator for treating and disposing NORM. These include both chemical and mechanical methods designed to reduce volume, burying encapsulated NORM on-site within old well bores and soil washing and other techniques to dissolve and suspend the radium in solution to inject NORM liquids on-site. When these techniques are not economically competitive with offsite disposal, or not sufficient to bring the site into compliance with applicable regulations, the NORM must be transported to a licensed storage or disposal facility. We have been licensed to operate a NORM disposal business since September 1994. Since May 21, 1996, we have disposed of NORM by injection disposal at our Big Hill, Texas facility.

         Non-hazardous Industrial Waste. In September 1997, we applied for licensing authority to build and operate a facility that will process and dispose non-hazardous industrial waste. Permits were issued to us in February 1999, and operations began in the third quarter of 1999. Our market includes refiners, manufacturers, service companies and municipalities.

         Injection Wells. Our injection technology is distinguished from conventional methods in that it utilizes very low pressure, typically less than 100 pounds per square inch ("psi"), to move the waste into the injection zone. Conventional injection wells typically use pressures of 2,000 psi or more. If there is a formation failure or the face of the injection zone is blocked, this pressure can force waste material beyond the intended zone, posing a potential hazard to the environment. The low pressure used by us is inadequate to drive the injected waste from its intended geologic injection zone.

         We began using injection for E&P waste disposal in April 1993. Under a permit from the Texas Railroad Commission, we began developing a 50-acre injection well facility in the Big Hill Field in Jefferson County, Texas. During 1995, we licensed and built a new injection well facility at a 400 acre site near Fannett, Texas, which was placed in service in September 1995 and now serves as our primary facility for disposing E&P waste. We have subsequently acquired several additional injection disposal sites, and now hold an inventory of approximately 1,250 acres of injection disposal property in Texas and Louisiana. Recent geological studies of sites that we presently operate indicate a total volumetric capacity sufficient to inject approximately two billion barrels of slurry. We have injected a total of 37.4 million barrels of slurry into the formations at these sites since we began injection operations. Based on these studies, we have utilized less than 2% of the total injection capacity available at these sites.

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

FLUIDS SALES AND ENGINEERING

         We entered the drilling fluids market to provide environmentally safe high performance fluid systems and as a means of distributing recycled products recovered from our waste business. In response to weak pricing due to current market conditions, we have temporarily suspended our offsite recycling operations. We maintain the capability to produce these recycled products and are able to resume recycling operations when market conditions permit. The capacity to provide complete drilling fluids service to our customers was a key step towards implementing our Performance Services strategy. We focus on highly technical drilling projects involving complex conditions, such as horizontal drilling, geographically deep drilling or deep water drilling. These projects require constant monitoring and critical engineering support of the fluids system during the drilling process.

         In February 1997, we acquired SBM Drilling Fluids, Inc. (now known as Newpark Drilling Fluids), a full-service provider of drilling fluids and associated engineering and technical services to the onshore and offshore oil and gas exploration industry in the Gulf Coast market. We have subsequently expanded our drilling fluids operations by additional acquisitions to broaden our customer base and obtain the services of key employee-owners of the acquired companies. These acquisitions allowed us to expand our drilling fluids operations into west Texas, the U.S. Mid-continent, the U.S. Rockies and Canada, and strengthened our market position on the Gulf Coast.

         In May 1998, we began to provide on-site solids control services to our customers. Solids control services uses specialized equipment to separate drilling fluids components from drill cuttings during drilling operations. The drilling fluids components can then be reused in the fluids system. These solids control services are part of our Performance Services product offering. In the third quarter of 1999, we decided to sell our own solids control services operations and began to outsource these services through an alliance with the drilling services division of Varco International, Inc., the industry leader in solids control services.

         In addition to our drilling fluids operations, we provide environmental services to the drilling and production industry in Canada, including using composting technology. This technique bioremediates the drill cuttings and drilling waste on location. The customer-generated waste is mixed with wood chips and a proprietary recipe of water and nutrients and allowed to compost for a pre-determined period, during which the contaminants are naturally biodegraded below regulatory thresholds. Once remediation is completed, the remaining compost is returned to the customer for spreading or reseeding on their property. This technology is also being used in other markets including Wyoming, and further market penetration is being pursued there. Composting technology provides us with another product that compliments our drilling fluids to provide the customer a total performance package.

         In May 1997, we acquired a specialty milling company that grinds barite and other industrial minerals at facilities in Houston, Texas and New Iberia, Louisiana. We subsequently added facilities in Morgan City, Louisiana, Corpus Christi, Texas and Dyersburg, Tennessee. Acquiring and then expanding that company's milling capacity has provided us access to critical raw materials for our drilling fluids operations. We have also entered into a contract grinding agreement in Brownsville, Texas under which a contract mill grinds raw barite supplied by us for a fixed fee.

MAT AND INTEGRATED SERVICES

  Mat services and sales.

          In 1988, we acquired the right to use, in Louisiana and Texas, a patented prefabricated interlocking wooden mat system for constructing drilling and work sites, which replaced using individual hardwood boards. In 1994, we began exploring other products that could substitute for wood in the mats. In 1997, we formed a joint venture to manufacture our new DuraBase(TM) composite mat designed to be lighter, stronger and more durable than the wooden mats currently in use. The manufacturing facility was completed in the third quarter of 1998 and immediately began producing the new composite mats. We have taken delivery of over 42,000 composite mats since production began. The facility's production rate increased to approximately 8,000 mats per quarter by the fourth quarter of 2000, and was sustained at this level in 2001. Production rates for 2002 have been lowered in keeping with current market conditions. However we retain the ability to increase production as market conditions dictate. While we will eventually replace a large portion of our wooden mats with composite mats, we will maintain some wooden mats in our fleet.

         Markets. We provide mats to the oil and gas industry to ensure all-weather access to exploration and production sites in the unstable soil conditions common along the onshore Gulf of Mexico. We also provide access roads and temporary work sites for pipeline, electrical utility and highway construction projects where soil protection is required by environmental regulations or to assure productivity in unstable soil conditions. We have performed projects in Georgia, Florida, South Carolina, Texas and Louisiana. Revenue from this source tends to be seasonal. During 2001, we sold our rental mats located in Florida and Georgia to a private company that has continued to operate them as a rental business. The company is subject to a minimum annual purchase requirement in order to maintain its exclusivity in that market. The company has already purchased additional mats and has indicated that they desire to further expand their market along the East Coast.

         Rerentals and Sales. Customers rent our mats at drilling and work sites for a typical initial period of 60 days. This initial rental charge compensates us for the cost of installation and the initial period of use. Often, the customer extends the initial term for additional 30-day periods, resulting in additional revenues. These "rerental revenues" provide higher margins than the initial installation revenues because only minimal incremental costs accrue to each rerental period. Factors which may increase rerental revenue include: (1) the trend toward increased activity in the "transition zone"; (2) a trend toward deeper drilling, taking a longer time to reach the desired target; and (3) increased commercial success, requiring logging, testing, and completion (hook-up), extending the period during which access to the site is required. Occasionally, the customer purchases the mats when a site is converted into a permanent worksite.

         As noted above, we have recently begun selling our composite mats, initially to E&P companies in western Canada. We have also sold these mats to various industrial, commercial, and military markets, as well as oilfield customers outside of Canada, because the strength, durability, weight and shelf life of the composite mats have an advantage over traditional wooden mats and other alternate products. During the fourth quarter of 2001, we shipped our first order of mats for use in the oilfield in South America.

         Canadian Market. We believe that Western Canada will be a key long-term supplier of natural gas to the U.S. In the parts of Canada where drilling activity is most prevalent, soil conditions are similar to the marsh regions of the U.S. Gulf Coast. Drilling has historically taken place when this ground is frozen. During the break-up season, beginning in March or April and continuing until the ground freezes late in the year, drilling decreases dramatically because of reduced access to drilling sites. Our mat system provides year-round work-site access in these areas and should help to reduce seasonal inactivity which has traditionally occurred during the break-up season. We believe that this market could develop into a second major market for our mat products. We began shipping wooden mats to Canada in the first quarter of 1998, and have expanded these operations since then to meet the growing demand. At present, our rental fleet consists of 18,000 wooden mats in Canada.

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

         Pit Design, Construction and Drilling Waste Management. Where permitted by regulations and landowners, under our Environmentally Managed Location ("EML") Program, we construct waste pits at drilling sites and monitor the waste stream produced in drilling operations and the contents and condition of the pits with the objective of minimizing the amount of waste generated on the site. Where possible, we dispose of waste onsite by landfarming, through chemically and mechanically treating liquid waste and by injection into an underground formation. Waste water treated onsite may be reused in the drilling process or, where lawful, discharged into adjacent surface waters.

         Regulatory Compliance. Throughout the drilling process, we assist the operator in interfacing with the landowner and regulatory authorities. We also assist the operator in obtaining necessary permits and in record keeping and reporting.

         Site Remediation.

         o E&P Waste (Drilling). When the drilling process is complete, under applicable regulations, wastewater on the site may be chemically and/or mechanically treated to eliminate its waste-like characteristics and discharged into surface waters. Other waste that may not remain on the surface of the site may be land-farmed on the site or injected into geologic formations to minimize the need for offsite disposal. Any waste that cannot, under regulations, remain onsite is manifested and transported to an authorized facility for processing and disposal at the direction of the generator or customer.

         o E&P Waste (Production). We receive waste streams which are created during the production phase of drilling operations. We also provide services to remediate production pits and inactive waste pits, including those from past oil and gas drilling and production operations. We provide the following remediation services: (1) analyzing contaminants present in the pit and determining whether remediation is required by applicable state regulation; (2) treating waste onsite and, where lawful, reintroducing that material into the environment; and
(3) removing, containerizing and transporting E&P waste to our processing facility.

         o NORM (Production). In January 1994, we became a licensed NORM contractor, allowing us to perform site remediation work at NORM contaminated facilities in Louisiana and Texas. We subsequently have received licenses to perform NORM remediation in other states. Because of increased worker-protective equipment, extensive decontamination procedures and other regulatory compliance issues at NORM facilities, the cost of providing NORM remediation services is materially greater than at E&P waste facilities. These services generate proportionately higher revenues and operating margins than similar services at E&P waste facilities.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS AND EQUIPMENT

         We believe that our sources of supply for materials and equipment used in our businesses are adequate for our needs and that we are not dependent upon any one supplier. Barite used in our drilling fluids business is primarily provided by our specialty milling company. In addition, barite is obtained from third party mills under contract grinding arrangements. The raw barite ore used by the mills is obtained under supply agreements from foreign sources, primarily China and India. Due to the lead times involved in obtaining barite, a 90 day or greater supply of barite is maintained at the grinding facilities at all times. Other materials used in the drilling fluids business are obtained from various third party suppliers. No serious shortages or delays have been encountered in obtaining any raw materials, and we do not currently anticipate any shortages or delays.

         We obtain certain chemical compounds under long-term supply contracts with various chemical manufacturers, and we believe that we could arrange suitable supply agreements with other manufacturers if the current supplier is unable to provide the products in sufficient quantities.

         The new composite mats are manufactured through a joint venture in which we have a 49% interest. The resins, chemicals and other materials used to manufacture the mats are widely available.

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

         During the year ended December 31, 2001, approximately 28% of our revenues were derived from 20 major customers, including three major oil companies. No one customer accounted for more than 10% of our consolidated revenues. Given current market conditions and the nature of the products involved, we do not believe that the loss of any single customer would have a material adverse effect on our business.

         We perform services either pursuant to standard contracts or under longer term negotiated agreements. As most agreements with our customers are cancelable upon limited notice, our backlog is not significant.

         We do not derive a significant portion of our revenues from government contracts of any kind.

COMPETITION

         We operate in several niche markets where we are a leading provider of services. In our disposal business, we often compete with our major customers, who continually evaluate the decision to use internal disposal methods or to utilize a third-party disposal company, such as Newpark. We also compete in this business with several small, independent companies who generally serve specific geographic markets. The markets for our mat and integrated services business are fragmented and competitive, with five or six small competitors providing various forms of wooden mat products and services. No competitors provide a product similar to our composite mat system. In the drilling fluids industry, we face competition from larger companies that may have broader geographic coverage.

         We believe that the principal competitive factors in our businesses are price, reputation, technical proficiency, reliability, quality, breadth of services offered and managerial experience. We believe that we effectively compete on the basis of these factors. We also believe that our competitive position benefits from our proprietary, patented mat systems used in our site preparation business, our proprietary treatment and disposal methods for both E&P waste and NORM waste streams, our ability to provide our customers with drilling fluids services on a "performance services basis" and our ability to provide integrated well site services, including environmental, drilling fluids and general oilfield services. It is often more efficient for the site operator to contract with a single company that can prepare the well site and provide the required onsite and offsite environmental services. We believe our ability to provide a number of services as part of a comprehensive program enables us to price our services competitively.

ENVIRONMENTAL DISCLOSURES

         We have sought to comply with all applicable regulatory requirements concerning environmental quality. We have made, and expect to continue to make, the necessary expenditures for environmental protection and compliance at our facilities, but we do not expect that these will become material in the foreseeable future. No material expenditures for environmental protection or compliance were made during 2001 or 2000.

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

EMPLOYEES

         At January 31, 2002, we employed 1,132 full and part-time personnel, none of which are represented by unions. We consider our relations with our employees to be satisfactory.

ENVIRONMENTAL REGULATION

         We deal primarily with E&P waste and NORM in our waste disposal business. E&P waste and NORM are generally described as follows:

         E&P Waste. Oilfield Exploration and Production Waste, or E&P waste, is waste generated in exploring for or producing oil and gas. These wastes typically contain levels of oil and grease, salts or chlorides, and heavy metals exceeding concentration limits defined by state regulations. E&P waste also includes soils that have become contaminated by these materials. In the environment, oil and grease and chlorides disrupt the food chain and have been determined by regulatory authorities to be harmful to plant and animal life. Heavy metals are toxic and can become concentrated in living tissues.

         NORM. Naturally Occurring Radioactive Material, or NORM, is present throughout the earth's crust at very low levels. Among the radioactive elements, only Radium 226 and Radium 228 are slightly soluble in water. Because of their solubility, Radium 226 and Radium 228 can be dissolved in the salt water that is produced with the hydrocarbons. Radium can coprecipitate with scale out of the production stream as it is drawn to the surface and encounters a pressure or temperature change in the well tubing or production equipment, forming a rust-like scale. This scale contains radioactive elements that can become concentrated on tank bottoms or at water discharge points at production facilities. Thus, NORM waste is E&P waste that has become contaminated with these radioactive elements above concentration levels defined by state regulations.

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

         Between 1990 and 1995, substantially all discharges of waste from drilling and production operations on land (the "onshore subcategory") and in the transition zone (the "coastal subcategory") were prohibited. This "zero discharge" standard has become the expected pattern for the industry. Effective December 4, 1997, discharges of waste from drilling operations in state territorial waters of the Gulf of Mexico (the "territorial waters subcategory"), were prohibited. We immediately noticed an increase in waste volume received from this subcategory in our daily operations. However, as drilling projects in progress as of that date were completed, most of the rigs subsequently moved outside of the area covered by those regulations. Since December 4, 1997, the offshore waters of the Gulf of Mexico have been the only surface waters of the United States into which these waste discharges are allowed. Recent EPA rulemaking efforts have been directed towards further restricting discharges into those waters. Final regulations establishing technology based effluent limitation guidelines and standards for the discharge of synthetic-based drilling fluids were published on January 22, 2001 in the Federal Register and became effective February 21, 2001. These requirements were incorporated into the National Pollutant Discharge Elimination System (NPDES) general permit for the Western Gulf of Mexico on December 18, 2001. The new permit became effective on February 19, 2002. This is another step in the stricter enforcement of the requirements of the Clean Water Act, which ultimately requires the elimination of discharges into the waters of the United States.

         NORM regulations require more stringent worker protection, handling and storage procedures than those required of E&P waste under Louisiana regulations. Equivalent rules governing NORM disposal have also been adopted in Texas, and similar regulations have been adopted in Mississippi, New Mexico, and Arkansas.

         Our business is affected both directly and indirectly by governmental regulations relating to the oil and gas industry in general, as well as environmental, health and safety regulations that have specific application to our business. We routinely handle and profile hazardous regulated material for our customers. We also handle, process and dispose of nonhazardous regulated materials. This section discusses various federal and state pollution control and health and safety programs that are administered and enforced by regulatory agencies, including, without limitation, the U.S. Environmental Protection Agency ("EPA"), the U.S. Coast Guard, the U.S. Army Corps of Engineers, the Texas Natural Resource Conservation Commission, the Texas Department of Health, the Texas Railroad Commission, the Louisiana Department of Environmental Quality and the Louisiana Department of Natural Resources. These programs are applicable or potentially applicable to our current operations. Although we intend to make capital expenditures to expand our environmental services capabilities in response to customers' needs, we believe that we are not presently required to make material capital expenditures to remain in compliance with federal, state and local provisions relating to protecting the environment.

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

         Subtitle I of RCRA regulates underground storage tanks in which liquid petroleum or hazardous substances are stored. States have similar regulations, many of which are more stringent in some respects than the federal regulations. The regulations require that each owner or operator of an underground tank notify a designated state agency of the existence of the underground tank, specifying the age, size, type, location and use of each tank. The regulations also impose design, construction and installation requirements for new tanks, tank testing and inspection requirements, leak detection, prevention, reporting and cleanup requirements, as well as tank closure and removal requirements.

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

         Among other things, CERCLA requires the EPA to establish a National Priorities List ("NPL") of sites at which hazardous substances have been or are likely to be released and that require investigation or cleanup. The NPL is subject to change, with additional sites being added and remediated sites being removed from the list. In addition, the states where we conduct operations have enacted similar laws and keep similar lists of sites that may need remediation.

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

         We treat and discharge sanitary waste waters at certain of our facilities. These activities are subject to the requirements of the Clean Water Act, and comparable state statutes, and federal and state enforcement of these regulations.

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

         The Clean Air Act. The Clean Air Act provides for federal, state and local regulation of emissions of air pollutants into the atmosphere. Any modification or construction of a facility with regulated air emissions must be permitted. The Clean Air Act provides for administrative and judicial enforcement against owners and operators of regulated facilities, including substantial penalties. In 1990, the Clean Air Act was reauthorized and amended, substantially increasing the scope and stringency of the Clean Air Act's requirements. The Clean Air Act has very little impact on our operations.

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

         State Regulation. In 1986, the Louisiana Department of Natural Resources ("DNR") promulgated Order 29-B. Order 29-B contains extensive rules governing pit closure and the generation, treatment, storage, transportation and disposal of E&P waste. Under Order 29-B, onsite disposal of E&P waste is limited and is subject to stringent guidelines. If these guidelines cannot be met, E&P waste must be transported and disposed of offsite in accordance with the provisions of Order 29-B. Moreover, under Order 29-B, most, if not all, active waste pits must be closed or modified to meet regulatory standards; those pits that continue to be allowed may be used only for a limited time. A material number of these pits may contain concentrations of radium that are sufficient to require the waste material to be categorized as NORM. A series of emergency rules were issued over the past year resulting in a study of oilfield waste disposed at commercial disposal facilities. The study is now complete and the DNR revised Order 29-B on November 20, 2001.

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

         Many states maintain licensing and permitting procedures for the constructing and operating facilities that emit pollutants into the air. In Texas, the Texas Natural Resource Conservation Commission (the "TNRCC") requires companies that emit pollutants into the air to apply for an air permit or to satisfy the conditions for an exemption. We have obtained certain air permits related to our barite grinding and transfer sites, and believe that we are exempt from obtaining other air permits at our Texas facilities, including our Port Arthur, Texas, E&P waste facility. We met with the TNRCC and filed for an air permit exemption for our Port Arthur facility in the fall of 1991, which exemption was granted by the TNRCC. A subsequent renewal letter was filed and granted in 1995. Based upon communications with the TNRCC, we expect that our operations at the Port Arthur facility will continue to remain exempt from air permitting requirements. However, should it not remain exempt, we believe that compliance with the permitting requirements of the TNRCC would not have a material adverse effect on our consolidated financial statements.

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

         We lease an office building in Lafayette, Louisiana, consisting of approximately 35,000 square feet. This building houses the administrative offices of our E&P waste disposal and mat and integrated services segments. This building was initially constructed for and owned by us, but was sold in 2000 under a sale-leaseback transaction. The lease of this facility calls for annual rental of approximately $368,000 and expires in November 2017.

         We lease approximately 53,000 square feet of office space in Houston, Texas, which houses the administrative offices of our fluids sales and engineering segment. The lease has an annual rent of approximately $1.2 million and expires in October 2009.

         We lease approximately 17,000 square feet of office space in Calgary, Alberta, which houses the administrative offices of our Canadian operations. The lease has an annual rent of approximately $185,000 and expires in September 2004.

         We own approximately 11,000 square feet of office space in Oklahoma City, Oklahoma, which houses the administrative and sales offices of the Mid-continent operations of our fluids sales and engineering segment. We also own four warehouse facilities in Oklahoma which serve as distribution points for these operations.

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

         In October 1997, we acquired land and facilities in west Texas at Andrews, Big Springs, Plains and Fort Stockton, Texas at which brine is extracted and sold and E&P waste is disposed in the bedded salt caverns created by the extraction process. A total of 125 acres of land was acquired in this transaction, which is used in our E&P waste disposal segment.

         We lease a fleet of 45 double-skinned barges, which we use in our E&P waste disposal segment under leases with terms from five to ten years. The barges are used to transport waste to processing stations and are certified for this purpose by the U. S. Coast Guard. Annual rentals under the barge leases totaled approximately $4.3 million during 2001.

         We operate five specialty product grinding facilities in our fluids sales and engineering segment. One is located on 6.6 acres of leased land in Channelview, Texas, with an annual rental rate of approximately $79,000, currently under a month to month leasing arrangement. The second is located on
13.7 acres of leased land in New Iberia, Louisiana, with an annual rental rate of approximately $113,000 under a lease expiring in 2006. The third plant is located in Morgan City, Louisiana on 13.82 acres of leased land pursuant to a lease purchase contract with annual rental payments of $132,000 that expires in 2002. The fourth plant is located in Corpus Christi, Texas on 6.0 acres of leased land with annual rental payments of approximately $36,000 under a lease expiring in 2006. The fifth plant, which has recently been placed in service is in Dyersburg, Tennessee, located on 13.2 acres of owned land.

         In our E&P waste disposal segment, we use seven leased transfer facilities located along the Gulf Coast at an annual total rental of $1.3 million. These leases have various expiration dates through 2006. In our fluids sales and engineering segment, we serve customers from five leased bases located along the Gulf Coast at an annual total rental rate of approximately $1.6 million. These leases also have various expiration dates through 2009.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

      Our common stock is traded on the New York Stock Exchange under the symbol "NR".

      The following table sets forth the range of the high and low sales prices for our common stock for the periods indicated:

         Period                                                  High       Low
         ------                                                  ----       ---
2001

         1st Quarter                                            $ 9.59     $7.00
         2nd Quarter                                            $13.87     $7.76
         3rd Quarter                                            $11.25     $5.50
         4th Quarter                                            $ 8.55     $5.65

2000

         1st Quarter                                            $ 8.81     $5.06
         2nd Quarter                                            $ 9.50     $7.38
         3rd Quarter                                            $10.38     $7.88
         4th Quarter                                            $ 9.56     $7.00

      At December 31, 2001, we had 2,835 stockholders of record.

      Our Board of Directors currently intends to retain earnings for use in our business, and we do not intend to pay any cash dividends in the foreseeable future, except for the dividends required under the terms of our outstanding series of Preferred Stock. In addition, our credit facility, the indenture relating to our outstanding Senior Subordinated Notes and the certificates of designations relating to our outstanding series of preferred stock contain covenants which significantly limit the payment of dividends on the common stock.

ITEM 6. SELECTED FINANCIAL DATA

      The selected consolidated historical financial data presented below for the five years ended December 31, 2001, are derived from our audited consolidated financial statements. This financial data has been restated to reflect: (i) several acquisitions made during 1997 and 1998 which were accounted for as poolings of interests; (ii) a two-for-one split of our common stock effective May 1997, and (iii) a 100% stock dividend issued by us in November 1997. The following data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, which are included elsewhere in this Form 10-K, and with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.

                                                                    YEARS ENDED DECEMBER 31,
      ------------------------------------------------------------------------------------------------------
                                                2001          2000         1999        1998(1)      1997(1)
      ------------------------------------------------------------------------------------------------------
                                                           (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Revenues                                      $ 408,605    $ 266,593    $ 198,225    $ 256,808    $ 233,245
Cost of services provided                       252,185      161,541      139,954      176,551      138,392
Operating costs                                  82,137       61,475       60,566       63,037       25,043
General and administrative expenses               5,170        3,042        2,589        4,305        3,185
Goodwill amortization                             4,861        4,965        4,996        5,206        2,683
Provision for uncollectible accounts                 --           --        2,853        9,180           --
Write-down of abandoned and disposed assets          --           --       44,870       52,266           --
Impairment of long-lived assets                      --           --       23,363           --           --
Terminated merger expenses                           --           --        2,957           --           --
Arbitration settlement                               --           --           --       27,463           --
Equity in net loss of unconsolidated
   affiliates                                        --           --           --        1,293           --
                                              ---------    ---------    ---------    ---------    ---------
Operating income (loss)                          64,252       35,570      (83,923)     (82,493)      63,942
Foreign currency exchange loss                      359           --           --           --           --
Interest income                                  (1,378)        (822)        (987)      (1,488)        (310)
Interest expense                                 15,438       19,077       16,651       11,554        4,265
                                              ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes and
  cumulative effect of accounting changes        49,833       17,315      (99,587)     (92,559)      59,987
Provision (benefit) for income taxes             17,927        6,165      (29,461)     (30,270)      22,246
                                              ---------    ---------    ---------    ---------    ---------
Income (loss) before cumulative effect of
  accounting changes                             31,906       11,150      (70,126)     (62,289)      37,741
Cumulative effect of accounting changes
  (net of income tax effect)                         --           --        1,471       (1,326)          --
                                              ---------    ---------    ---------    ---------    ---------

Net income (loss)                             $  31,906    $  11,150    $ (68,655)   $ (63,615)   $  37,741
                                              =========    =========    =========    =========    =========
Less:
  Preferred stock dividends                       3,452        5,068          532           --           --
  Accretion of discount on preferred stock          448          448          318           --           --
                                              ---------    ---------    ---------    ---------    ---------

Net income (loss) applicable to common
  and common equivalent shares                $  28,006    $   5,634    $ (69,505)   $ (63,615)   $  37,741
                                              =========    =========    =========    =========    =========

Net income (loss) per common and
   common equivalent shares:

      Basic                                   $    0.40    $    0.08    $   (1.01)   $   (0.95)   $    0.59
                                              =========    =========    =========    =========    =========
      Diluted                                 $    0.37    $    0.08    $   (1.01)   $   (0.95)   $    0.58
                                              =========    =========    =========    =========    =========

                                                                    DECEMBER 31,
-------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                   2001        2000       1999      1998(1)     1997(1)
-------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:
Working capital                                 $103,359   $110,050   $ 48,244   $ 75,937   $ 88,882
Total assets                                     522,488    507,443    450,541    498,861    451,623
Short-term debt                                    3,355        329      1,618      1,267      1,774
Long-term debt                                   176,954    203,520    209,210    208,057    127,996
Stockholders' equity                             293,954    260,055    186,339    236,879    269,442

----------
(1) 1998 includes the effects of eight acquisitions and 1997 includes the effects of seven acquisitions, primarily in the fluids sales and engineering segment. These were accounted for by the purchase method of accounting.

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

OPERATING ENVIRONMENT AND RECENT DEVELOPMENTS

      Our operating results depend in large measure on oil and gas drilling activity levels in the markets we serve and on the depth of drilling which governs the revenue potential of each well. These levels, in turn, depend on oil and gas commodities pricing, inventory levels and product demand. Rig count data is the most widely accepted indicator of drilling activity. Key average rig count data for the last three years is listed in the following table:

                                             2001     2000   1999   1998   1997
                                             ----     ----   ----   ----   ----
U.S. Rig Count                               1,156     918    625    831    943
Newpark's primary Gulf Coast market            295     252    189    243    252
Newpark's primary market to total            25.5%    27.4%  30.2%  29.2%  26.7%
Canadian Rig Count                             342     345    246    261    375

----------
Source:  Baker Hughes Incorporated

      Our primary Gulf Coast market, which accounted for approximately 70% of 2001 revenues, includes: (1) South Louisiana Land; (2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. The Canadian market accounted for approximately 15% of 2001 revenues. Much of the terrain throughout the oil and gas-producing region of Canada presents soil stability and access problems similar to those encountered in the marsh areas of the U.S. Gulf Coast region. Much of the drilling activity in Canada has historically been conducted when winter temperatures freeze the soil and stabilize it, allowing safe access. Quarterly fluctuations in the Canadian rig count generally reflect the seasonal nature of drilling activity related to these access issues.

      Natural gas production accounts for the majority of activity in the markets that we serve. Gas storage levels and demand for natural gas have a significant impact on gas pricing, which, in turn, affects drilling activity, as gas suppliers need to maintain adequate storage for peak demand levels and insure adequate supplies for anticipated future demand.

      During 2000, gas storage levels reached their lowest point in over three years, and, with increasing demand for natural gas, commodity prices spiked dramatically, especially during the second half of 2000. The low storage levels and high commodity prices for natural gas resulted in a surge in natural gas drilling. Available industry data suggests that production, however, increased less than 1%. The rising commodity prices moderated the demand for natural gas beginning in the second half of 2000, as some commercial users switched to less costly alternate fuel sources when possible. This moderating demand, due to both high gas prices and declining economic activity, resulted in record high levels of gas storage during 2001 and contributed to a decline in commodity prices and exploration activity. Significant declines in exploration activity began in the fourth quarter of 2001, with the average U.S. rig count declining 19% to 1,004 in the fourth quarter, as compared to the peak of 1,242 for the third quarter of 2001. According to

Baker Hughes Incorporated, as of the week ended March 8, 2002, the U.S. rig count was 769, with 207 rigs, or 26.9%, within our primary Gulf Coast market.

      The present weakness in commodity prices has also affected activity in the other markets that we serve. Canadian rig activity in the first quarter of 2002 to date is 25% below the comparable period in 2001. The traditional surge in Canadian activity during the winter season has not been as significant as in recent years. As of the week ended March 8, 2002, the Canadian rig count was 339.

      We have begun to penetrate non-oilfield markets with our new Dura-Base(TM) composite mat system. The continued development of new markets for this product could also help mitigate expected declines for our traditional oilfield mat and integrated services market.

      The Environmental Protection Agency has recently published final regulations imposing new limitations on the discharge into the Gulf of Mexico of cuttings from wells drilled using synthetic oil-based fluid systems. These regulations became effective February 19, 2002, with compliance phased in over a period of six months thereafter. We believe that the new regulations could result in an increase in waste disposal volume in this market and also could increase the demand for our DeepDrill(TM) family of products.

OTHER MARKET TRENDS

      Current short-term industry forecasts suggest that the number of rigs active in our primary Gulf Coast market are likely to continue this decline over the next several quarters as producers attempt to balance the supply and demand issues noted above. While rig activity is expected to decline, we anticipate continued market penetration of critical, deep water wells with our DeepDrill(TM) family of products, which should help to lessen the effects of these expected declines.

      Current long-term industry forecasts reflect a stable to growing demand for natural gas, predicated upon improving economic conditions. In addition, current productive gas reserves are being depleted at a rate faster than current replacement through drilling activities. Because many shallow fields in the Gulf Coast market have been heavily or fully exploited, and because of improved economics, producers are increasing drilling depth to reach the larger gas reserves. We expect gas-drilling activity to be increasingly associated with deeper, more costly wells. We view this trend as favorable with respect to demand for product offerings in all of our segments.

RESULTS OF OPERATIONS

      See Note B to our Consolidated Financial Statements for a detailed discussion of charges made in 1999 in connection with changes in market conditions and the resulting reassessment of our operations, introduction of new products and services and an arbitration settlement. Summarized financial information concerning our reportable segments is shown below in the following table (dollars in thousands):

-----------------------------------------------------------------------------------------------------------------------
                                            Years Ended December 31,            2001 vs. 2000          2000 vs. 1999
                                           2001       2000       1999             $         %             $         %
-----------------------------------------------------------------------------------------------------------------------
Revenues by segment:
    E&P waste disposal                     $ 60,998   $ 56,176   $  42,954    $   4,822      9%      $  13,222      31%
    Fluids sales & engineering              216,923    134,101     100,377       82,822     62          33,724      34
    Mat & integrated services               130,684     76,316      54,894       54,368     71          21,422      39
                                           --------   --------   ---------    ---------              ---------
         Total                             $408,605   $266,593   $ 198,225    $ 142,012     53%      $  68,368      34%

Operating income (loss) by segment:

    E&P waste disposal                     $ 14,932   $ 17,254   $  13,068    $  (2,322)   (13)%     $   4,186      32%
    Fluids sales & engineering               26,502      9,375     (14,237)      17,127    183          23,612      NM
    Mat & integrated services                32,849     16,948      (1,126)      15,901     94          18,074      NM
                                           --------   --------   ---------    ---------              ---------
         Total by segment                    74,283     43,577      (2,295)      30,706     70          45,872      NM
    General and administrative expenses       5,170      3,042       2,589        2,128     70             453      17
    Goodwill amortization                     4,861      4,965       4,996         (104)    (2)            (31)     (1)
    Provision for uncollectible accounts         --         --       2,853           --     --          (2,853)   (100)
    Write-down of abandoned and
        disposed assets                          --         --      44,870           --     --         (44,870)   (100)
    Impairment of long-lived assets              --         --      23,363           --     --         (23,363)   (100)
    Terminated merger expenses                   --         --       2,957           --     --          (2,957)   (100)
                                           --------   --------   ---------    ---------              ---------
         Total operating income (loss)     $ 64,252   $ 35,570   $ (83,923)   $  28,682     81%      $ 119,493     NM%
======================================================================================================================

NM - Not meaningful

Figures shown above are net of intersegment transfers.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Revenues

      E&P Waste Disposal: The $4.8 million, or 9%, increase in waste disposal revenue, which occurred during the first three quarters of 2001, is associated with both an increase in waste volume in the E&P markets and increases in the average revenue per barrel. We received 4,267,000 barrels of waste in 2001, compared to 4,169,000 barrels in 2000, a 2% increase. The average revenue per barrel increased 6% to $12.14 per barrel in 2001, compared to $11.48 per barrel in 2000.

      The small increase in barrels received as compared to a 17% increase in the average number of rigs in our primary Gulf Coast market during 2001 reflects the entrance of several competitors into the E&P waste disposal market. During 2001, our market share declined by 8% to a total of approximately 67% of the market. This market penetration from new competition appears to have subsided by the end of 2001.

      Regulations limiting offshore discharges of synthetic fluids and drill cuttings containing synthetic fluids were finalized and became effective February 19, 2002, with a six month phase in period allowed. These regulations prohibit the discharge of synthetic fluids and reduce the allowable percentage of synthetic fluids contained in drill cuttings to 6.9% of total discharges by volume. We expect to experience some increase in waste volumes as a result of these new regulations once they become effective.

      Nonhazardous industrial waste disposal revenues remained relatively unchanged at $1.8 million in 2001, as compared to $1.7 million in 2000. NORM revenues were approximately $5.0 million in 2001 as compared to $3.9 million in 2000, an increase of 28%.

      Fluids Sales and Engineering: The fluids sales and engineering revenue increase of $82.8 million, or 62%, was principally the result of continued market share penetration. The average number of rigs we serviced increased by 25%, from 146 in 2000 to 183 in 2001. The average annual revenue per rig was approximately $1,184,000 in 2001, compared to $920,000 in 2000, an increase of 29%. This increase in average revenue per rig serviced reflects an increase in the number of deeper, more complicated drilling projects that we serviced. We have expanded our penetration of the deep water and onshore deep well markets primarily through the continued success of our DeepDrill(TM) family of products and our Performance Services product offerings.

      The new synthetic based fluid regulations could impact favorably the acceptance of our DeepDrill(TM) family of products, since the discharge of these products would be exempt from these new regulations, thus reducing the disposal costs of our customers. These new regulations have helped us recently to open discussions about our drilling fluids products, services, and capabilities with many operators who are not currently drilling fluids customers.

      Mat and Integrated Services: The $54.4 million, or 71%, increase in mat and integrated services revenues is due primarily to increased composite mat sales and secondarily to increased drilling activity along the U.S. onshore Gulf Coast, which favorably impacted pricing for our mat systems.

      During 2001, we sold approximately 21,000 composite mats, generating $34.0 million in revenues, compared to composite mat sales of $2.4 million in 2000. Sales of composite mats into the Canadian oilfield market accounted for 55% of total 2001 composite mat sales. Composite mat sales for the first two quarters of 2002 are expected to be below amounts realized in the comparable periods of 2001, primarily due to the weak Canadian market expected for 2002. We are presently pursuing customer leads in several oil and gas markets, including South America. In addition, we continue to pursue leads in new markets outside of oil and gas. Several of these leads are expected to generate composite mat sales, principally in the second half of 2002. In anticipation of lower composite mat sales in 2002 we have reduced the production of composite mats in 2002 to 15,000 units.

      Rental pricing in 2001 for mats in our Gulf Coast market improved to an average of $1.27 per square foot on 15.4 million square feet of mats installed, compared with $0.89 per square foot on 18.7 million square feet of mats installed in 2000. Mat installations in 2001 were more heavily concentrated in the Louisiana wetlands market, which receives premium pricing due to the size and complexity of the site installations in this market. During 2001, the trend towards deeper, more complex drilling in the onshore Gulf Coast market was evidenced by the increase in re-rental revenues (i.e. revenues which extend beyond the initial contractual period), the most profitable revenues for this segment. Re-rental revenue increased to $15.2 million during 2001 from $5.6 million for 2000, nearly a threefold increase. The increase in re-rental income is a result of increases in well depth.

      Recent declines in drilling activity have resulted in some competitive pricing pressure outside of the Louisiana wetlands market as evidenced by the decline in average rental pricing for mat installations from $1.04 per square foot in the third quarter of 2001 to $.89 per square foot in the fourth quarter. Our strategy is to increase our market share to 1997 peak levels (approximately 65% of the number of sites) in this declining market. This strategy could result in a lower average price per square foot, as compared to the 2001 peak, during the next several quarters.

      In the Western Canadian market we have traditionally experienced the lowest levels of revenues related to our wooden mat rentals in the fourth and first calendar quarters, as freezing temperatures provide natural access to drill sites. The long term outlook for this market may be enhanced by several recent acquisitions of Canadian E&P companies by U.S. interests, which may accelerate the trend towards services that would enable year round drilling. We have been successful in assisting several companies to accomplish this goal by using our patented wooden and composite mat systems.

Operating Income (Loss)

      E&P Waste Disposal: The $2.3 million decrease in waste disposal operating income in spite of an increase in revenues is primarily due to increases in certain operating costs associated with accommodating some customer requests to segregate their waste streams at collection facilities. This has resulted in duplicate costs for transportation and handling. This segment also has experienced increases in certain operating costs, including barge rental costs, repairs and maintenance and trucking costs and has incurred additional costs in connection with the recent expansion of our facilities at the Port of Fourchon in preparation for anticipated increases in waste volumes resulting from new offshore discharge regulations for synthetic-based fluids.

      We developed a plan to mitigate the recent cost increases and to resize our fixed cost structure in light of the increased competition experienced during 2001. We began to implement this plan in the third quarter of 2001. This plan was modified as a result of the decline in activity late in 2001. We expect to complete implementing this plan by the third quarter of 2002. This plan includes reducing transportation costs through improved efficiency in barge utilization and renegotiated trucking contracts. Some costs are expected to decline as a result of recent declines in fuel costs. In addition, we are working with our customers to eliminate requests for segregation of waste, which increases transportation and handling costs. The total annual savings associated with these cost reductions, once they are fully implemented, is expected to be between $6 million and $8 million.

      We exercised our option to extend our right to dispose of specified volumes of E&P waste at an outside party's disposal facilities, for one year effective July 1, 2001. As part of this extension, we doubled the amount of waste volume that we can dispose of at these facilities and extended the outside party's agreement not to compete with us in the E&P disposal business until June 30, 2002. In consideration of the extension of the agreement, including extension of the non-competition agreement, our costs of disposal under this contract increased by approximately $2 per barrel beginning July 1, 2001. This increase in third party disposal costs was partially offset by reductions in other incremental disposal costs. We have not informed the operator that we will exercise our right to extend this arrangement beyond the July 2002 expiration date.

      Fluids Sales and Engineering: The $17.1 million increase in fluids sales and engineering operating income is due primarily to an increase in revenue of $82.8 million and represents an incremental margin (defined as the change in operating income divided by the change in revenues) of 21%. Operating margins for this segment improved from 7% in 2000 to 13% in 2001. The operating margin of this segment is affected by the mix of products sold. There is a significant difference in the gross margins recognized on commodity products and those recognized for specialty products. We expect to recognize the benefits of our proprietary products such as DeepDrill(TM) as these products gain wider customer acceptance. In addition, we expect to see margin improvement as we continue to penetrate the offshore Gulf of Mexico market, as sales in this market typically earn higher margins.

      During 2001, we renegotiated the lease on our office space in Houston, Texas. The effects of this renegotiated lease, along with certain head count reductions and reductions in amortization of deferred compensation arrangements, is expected to reduce operating costs for this segment by approximately $2 million in 2002.

      Mat and Integrated Services: Mat and integrated services operating income increased $15.9 million on a $54.4 million increase in revenues, representing an incremental margin of 29%. The high incremental margin reflects the increase in composite mat sales, which typically generate a gross margin of approximately 45%. In addition, this incremental margin reflects the increase in the amount of high margin re-rental business in 2001 as compared to 2000 resulting from the significant increase in transition zone projects in 2001.

      Pricing for our mat rental business also began to soften in the fourth quarter of 2001 with the decline in rig activity. In addition, the amount of re-rental revenue, our most profitable revenue stream for this segment, has been reduced significantly as a result of the decline in activity.

      As noted above, composite mat sales for the first two quarters of 2002 are expected to be lower than the comparable periods in 2001 due to the weakness in the Canadian market. The current margin recognized on composite mat sales is approximately 45%. The mix of composite mat sales to other revenue sources will affect future incremental margins for this segment.

      In December 2001, we converted approximately $12.1 million of remaining obligations under operating leases for certain equipment to a capital lease. This conversion was made to reduce operating costs, reduce the interest rates charged and extend the payment terms. The impact of this conversion will be to reduce operating costs in 2002 by approximately $2 million.

General and Administrative Expenses

      General and administrative expenses of $5.2 million for 2001 represented 1.3% of revenues. General and administrative expenses of $3.0 million for 2000 represented 1.1% of revenues. The increase in 2001 is associated with increased personnel costs, including bonus accruals, certain costs related to the renewal of our credit facility and increases in insurance costs.

Interest Income and Interest Expense

      Net interest expense was $14.1 million for 2001, a decrease of $4.2 million, or 30%, as compared to $18.3 million for 2000. The decrease in net interest cost is primarily due to a decrease of $25.3 million in average outstanding borrowings and a decrease in the average effective interest rate from 9.78% in 2000 to 7.67% in 2001. Partially offsetting these benefits was a decrease in interest capitalization from $935,000 in 2000 to $656,000 in 2001. The decrease in average outstanding borrowings under our bank credit facility was principally due to applying proceeds received in late December 2000 from a $30 million preferred stock private placement.

      As discussed below, in November 2001, we entered into an interest-rate swap arrangement, effectively converting our $125 million fixed-rate Senior Subordinated Notes to a floating rate for a two year period. This arrangement is expected to reduce the effective interest rate of the Notes in 2002.

      During the fourth quarter of 2001, we paid down $19 million on our credit facility. With the reduction in planned capital expenditures for 2002, we plan to continue to reduce the outstanding balance of our credit facility in 2002, in spite of the reduction in rig activity.

Provision for Income Taxes

      We recorded income tax expense of $17.9 million in 2001 and $6.2 million in 2000. This equates to 36.0% of pre-tax income in 2001 and 35.6% of pre-tax income in 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues

      E&P Waste Disposal: The $13.2 million, or 31%, increase in waste disposal revenue is primarily associated with an increase in waste volume in the E&P markets. We received 4,169,000 barrels of waste in 2000, compared to 3,335,000 barrels in 1999, a 25% increase. The average revenue per barrel increased 4% to $11.48 per barrel in 2000, compared to $11.11 per barrel in 1999. Increases in NORM revenues of $1.3 million and in revenues for our new industrial market of $1.3 million were responsible for the remainder of the change.

      Fluids Sales and Engineering: The fluids sales and engineering revenue increase of $33.7 million, or 34%, was principally the result of an increased market share in a recovering market. The average number of rigs we serviced increased by 59%, from 92 in 1999 to 146 in 2000. The average annual revenue per rig was approximately $920,000 in 2000, compared to $1,090,000 in 1999. Included in this segment are revenues from solids control operations of approximately $7.4 million in 1999 and $883,000 in 2000. Solids control operations were discontinued in September 1999 (See Note C). Certain solids control contracts that remained in progress as of December 31, 1999 were completed during 2000. Excluding solids control revenues, the average annual revenue per rig was approximately $913,000 in 2000, compared to $1,012,000 in 1999.

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

Operating Income (Loss)

      E&P Waste Disposal: The $4.2 million increase in waste disposal operating income represents a 32% increase from the prior year and an incremental margin of 32%. Increases in certain operating costs during 2000, including barge rentals, maintenance, personnel, fuel and utility costs, along with increased operating costs of an expanded Port Fourchon facility, which began operations in the fourth quarter of 2000, negatively impacted incremental margins for this segment. These operating cost increases were not fully recovered through price increases in 2000.

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

      Mat and Integrated Services: The $18.1 million increase in mat and integrated services operating income represents an incremental margin of 84%. This high incremental margin indicates the operating leverage of the segment and the impact of improved pricing. In 1998 and 1999 we disposed of a significant portion of our domestic wooden mat fleet (see Note B). In addition, in 1999 we recorded an impairment charge for our remaining domestic wooden mat fleet, in response to both changing market conditions and our introducing the new composite mat. The significantly lower maintenance, transportation and other associated operating costs and substantially longer useful life of the composite mat system as compared to the wooden mat system raised 2000 operating margins.

Interest Income and Interest Expense

      Net interest expense was $18.3 million in 2000, as compared to $15.7 million in 1999. The increase in net interest cost is primarily due to an increase of $4.2 million in average outstanding borrowings and an increase in the average effective interest rate from 9.09% in 1999 to 9.78% in 2000. In addition, the amount of interest capitalization decreased from $1.7 million in 1999 to $935,000 in 2000.

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

Preferred Stock Dividends and Accretion of Discount

      During 2000, we placed an aggregate of $60 million in preferred stock to bolster our capital structure. This follows a placement in April 1999 of $15 million of preferred stock. During 2000, dividends totaling $1.5 million were paid or accrued on preferred stock, compared to $532,000 of dividends for 1999. The accretion of the discount on the Series A Preferred Stock was $449,000 for 2000, compared to $318,000 for 1999. All dividends were paid in shares of our common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

      In early 2001, we applied the proceeds from a $30 million preferred stock offering, completed in December 2000, to pay down bank borrowings. This offering also helped augment working capital in a rapidly recovering market during 2001. We invested $34 million in working capital in 2001, exclusive of changes in cash and deferred tax assets. This investment was principally associated with increases in accounts receivable, due to the expansion of revenues, and increases in drilling fluids and composite mat inventories. While accounts receivable increased during 2001 as a result of revenue growth, our days sales in accounts receivable decreased significantly and our losses on accounts receivable were very low. This reflects improvements in our collection efforts and the quality of customers we service.

      We anticipate that our working capital requirements will be minimal in 2002 as a result of the current decline in rig activity. With the likelihood of reduced composite mat sales in 2002, especially in the first half of the year, we have reduced our planned orders of composite mats for delivery in 2002 to 15,000 mats. This reduced number of mat receipts, along with expected 2002 sales, should result in a reduction in our composite mat inventory by the end of 2002.

      Capital expenditures in 2001 totaled $30 million, concentrated in mats ($14 million) and the Port Fourchon bases for Drilling Fluids and E&P Waste. We plan to significantly reduce capital expenditures in 2002 to approximately $12 million, half of which is associated with maintenance capital requirements.

      During 2001, we converted approximately $15.6 million of operating leases to capital leases to reduce total operating costs, reduce the interest rates charged and extend the payment terms.

      Effective January 31, 2002, we completed the resyndication of our $100 million bank credit facility, expanding the participants to six banks from four, and extending the term through February 2005. The compliance ratios were simplified, and minor technical changes were implemented to simplify the documentation. At December 31, 2001, $13.4 million in letters of credit were issued and outstanding under the facility and $39.8 million was outstanding under the revolving facility, leaving $46.8 million of availability under this facility at December 31, 2001. We anticipate that cash flow from operations will provide for all of our cash needs and allow for additional debt repayments during 2002.

      The bank credit facility bears interest at either a specified prime rate (4.75% at December 31, 2001), plus a spread determined quarterly based on our funded debt to cash flow ratio, or the LIBOR rate (1.91% at December 31, 2001), plus a spread determined quarterly based on our funded debt to cash flow ratio. The weighted average interest rate on the outstanding balance under this facility was 7.67% in 2001, 9.78% in 2000 and 7.85% in 1999.

      The Credit Facility contains certain financial covenants. As of December 31, 2001, Newpark was in compliance with the covenants contained in the Credit Facility, as amended and restated on January 31, 2002. Our Senior Subordinated Notes do not contain any financial covenants. However, if we do not meet the financial covenants of the bank credit facility and are unable to obtain an amendment from the banks, we would be in default of the credit facility which would cause the Notes to be in default and immediately due. The Notes, the bank credit facility and the certificates of designation relating to our preferred stock also contain covenants that significantly limit the payment of dividends on our Common Stock.

      During the year ended December 31, 2001, our working capital position declined by $6.7 million, as compared to 2000, principally due to debt repayment in early 2001 as noted above. Key working capital data is provided below:

                                                     Year Ended December 31,
                                                     -----------------------
                                                       2001          2000
                                                     --------      --------
Working Capital (000's)                              $103,359      $110,050
Current Ratio                                            3.03          3.61

      Our long term capitalization as of December 31, 2000, 1999 and 1998 was as follows:

                                                      2001           2000           1999
                                                    --------       --------       --------
Long-term debt (including current maturities):
         Credit facility                            $ 39,715       $ 78,076       $ 83,250
         Subordinated debt                           125,000        125,000        125,000
         Other                                        15,594            773          1,951
                                                    --------       --------       --------
         Total long-term debt                        180,309        203,849        210,201

Stockholders' equity                                 293,954        260,055        186,339
                                                    --------       --------       --------

Total capitalization                                $474,263       $463,904       $396,540
                                                    ========       ========       ========

Debt to total capitalization                              38%            44%            53%
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

      For the year ended December 31, 2001, our working capital needs were met primarily from operations. Total cash generated from operations of $40.9 million was supplemented by proceeds from the $30 million preferred stock offering in late December 2000 to principally fund 2001 capital expenditures of $29.7 million and to repay $38.4 million of debt.

      During the fourth quarter of 2002, we generated approximately $15 million of additional cash by reducing non-cash working capital. This reduction in working capital needs was primarily related to a reduction in accounts receivable due to revenue declines and our efforts to reduce total days outstanding. The reduction in accounts receivable in the fourth quarter was partially offset by an increase in composite mat inventory as sales for these mats declined. As noted above we have reduced our planned commitment for the purchase of composite mats in 2002 to correspond to the expected reduction in demand for the first half of the year. Cash generated from operations for the fourth quarter totaled $26.3 million and was used principally to fund capital expenditures of $7.5 million and to repay $18.9 million of debt. With the reduction in planned capital expenditures for 2002 noted above, we plan to continue to reduce the outstanding balance of our credit facility in 2002, in spite of the reduction in rig activity.

      With respect to off balance sheet liabilities, by policy we lease most of our office and warehouse space, rolling stock, and certain pieces of operating equipment under operating leases. In addition, as discussed below, during 2001 we entered into a limited duration interest rate swap arrangement. Finally we have issued a guaranty of certain debt obligations of the manufacturer of our composite mats. This guaranty is backed by letters of credit. The underlying debt obligation of the manufacturer matures in approximately six years and current sales of composite mats are generating sufficient cash flows to support this debt, which is amortizing on schedule. The details of these various arrangements are more fully disclosed in the "Notes to the Financial Statements" included in this report.

      Except as described in the preceding paragraphs, we are not aware of any material expenditures, significant balloon payments or other payments on long term obligations or any other demands or commitments, including off-balance sheet items to be incurred within the next 12 months. Inflation has not materially impacted our revenues or income.

NEW ACCOUNTING STANDARDS.

      In July 2001, the FASB approved two new accounting Standards related to accounting for business combinations, and goodwill and other intangible assets. The Standards, which are numbered SFAS No. 141 and 142, among other requirements, (i) prohibit the use of pooling-of-interests method of accounting for business combinations, (ii) require that goodwill not be amortized in any circumstance, and (iii) require that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The Standards establish a new method for testing goodwill for impairment based on a fair value concept. Our current policy is to assess recoverability of remaining goodwill based on estimated undiscounted future cash flows. Upon adoption of the Standards on January 1, 2002, we ceased to amortize our remaining goodwill balance. Goodwill amortization was approximately $4.9 million for the year ended December 31, 2001 and $5.0 million for each of the years ended December 31, 2000 and 1999.

      We have not completed an analysis of the potential impact from adoption of the impairment test of goodwill. However, while no assurances can be given at this time, based on the preliminary evaluation procedures performed, we do not believe that our existing goodwill balances will be impaired under the new standards. The initial transition evaluation is required to be and will be completed by June 30, 2002, which is within the six month transition period allowed by the new standard.

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

      In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. The new statement will require expected future operating losses from operations to be reported as discontinued operations in the period incurred, rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of the statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We have not yet determined the effect this statement will have on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to certain market risks that are inherent in our financial instruments arising from transactions that are entered into in the normal course of business. Historically, we have not entered into derivative financial instrument transactions to manage or reduce market risk or for speculative purposes. However, in 2001, we did enter into an interest-rate swap arrangement. A discussion of our primary market risk exposure in financial instruments is presented below.

Long-term Debt

      We are subject to interest rate risk on our long-term fixed interest rate senior subordinated notes. The bank credit facility has a variable interest rate and, accordingly, is not subject to interest rate risk. All other things being equal, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of this debt will decrease as interest rates rise. Our policy has historically been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt.

      In November 2001, we entered into an interest-rate swap arrangement, effectively converting our $125 million fixed-rate Senior Subordinated Notes to a floating rate for a two year period. The swap arrangement expires in December 2003. We are accounting for this instrument under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We have designated this instrument as an ineffective fair value hedge. Accordingly, changes in the instrument's fair value are to be recognized currently in earnings. As of December 31, 2001, we recorded the fair value of the interest-rate swap instrument on the balance sheet as a component of accrued liabilities and a corresponding loss of $56,000 as a component of interest expense for the year ended December 31, 2001.

      Under the terms of the swap instrument, we are to receive cash inflows equivalent to the semi-annual fixed rate interest payments due under the Notes (which accrue at a fixed rate of 8.625%) in exchange for the obligation to pay semi-annual variable-rate interest payments. The variable rate payments are based on the Libor rate in effect on the payment date, plus a spread of 4.67%. The variable rate payments are payable semi-annually to match the payment dates of the fixed rate interest obligations under the Notes. The effective rate on the variable rate payments as of December 31, 2001, based on the expected Libor rate in effect on the next payment date, was 7.3%.

      The Notes mature on December 15, 2007. There are no scheduled principal payments under the Notes prior to the maturity date. However, all or some of the Notes may be redeemed at a premium after December 15, 2002. We have no current plans to repay the Notes ahead of their scheduled maturity.

Foreign Currency

      Our principal foreign operations are conducted in Canada. There is exposure to future earnings due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currencies. We primarily conduct our business in the functional currency of the jurisdictions in which we operate. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of such transactions has not warranted the use of hedging instruments.

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

      - existing regulations affecting E&P and NORM waste disposal being rescinded or relaxed, governmental authorities failing to enforce these regulations or industry participants being able to avoid or delay compliance with these regulations;
      - future technological change and innovation, which could result in a reduction in the amount of waste being generated or alternative methods of disposal being developed;
      -     increased competition in our product lines;
      -     our success in integrating acquisitions;
      - our success in replacing our wooden mat fleet with our new composite mats;
      - our ability to obtain the necessary permits to operate our non-hazardous waste disposal wells and our ability to successfully compete in this market;
      - our ability to successfully compete in the drilling fluids markets in the Canadian provinces of Alberta and Saskatchewan, the Permian Basin of West Texas and New Mexico and the Anadarko Basin in Western Oklahoma, where we have only recently entered the market;
      -     adverse weather conditions, which could disrupt drilling operations;
      - our ability to successfully introduce our new products and services and the market acceptability of these products and services;
      - any delays in implementing the new synthetic fluids disposal regulations or the failure of these regulations to materially impact waste disposal volumes or drilling fluids revenues; and
      - any increases in interest rates under our credit facility either as a result of increases in the prime or LIBOR rates or as a result of changes in our funded debt to cash flow ratio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Newpark Resources, Inc.

      We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newpark Resources, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

      As explained in Note A to the financial statements, effective January 1, 1999, the Company changed its method of accounting for depreciation on certain of its waste disposal assets and its barite grinding mills from the straight-line method to the units-of-production method.

Arthur Andersen LLP

New Orleans, Louisiana
February 22, 2002

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS

                                                               December 31,    December 31,
--------------------------------------------------------------------------------------------
(In thousands, except share data)                                 2001              2000
--------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                  $   7,504       $  31,245
     Trade accounts receivable, less allowance
         of $2,159 in 2001 and $2,482 in 2000                      86,702          71,794
     Notes and other receivables                                    2,567           3,982
     Inventories                                                   44,144          24,998
     Deferred tax asset                                             4,272          15,715
     Other current assets                                           9,131           4,530
                                                                ---------       ---------
         TOTAL CURRENT ASSETS                                     154,320         152,264

Property, plant and equipment, at cost, net of
     accumulated depreciation                                     208,476         184,755
Goodwill, net of accumulated amortization                         105,767         111,487
Deferred tax asset                                                 19,609          22,965
Other intangible assets, net of accumulated amortization           12,437          13,013
Other assets                                                       21,879          22,959
                                                                ---------       ---------
                                                                $ 522,488       $ 507,443
                                                                =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current maturities of long-term debt                       $   3,355       $     329
     Accounts payable                                              26,588          25,816
     Accrued liabilities                                           21,018          13,621
     Arbitration settlement payable                                    --           2,448
                                                                ---------       ---------
         TOTAL CURRENT LIABILITIES                                 50,961          42,214

Long-term debt                                                    176,954         203,520
Other non-current liabilities                                         619           1,654
Commitments and contingencies (See Note N)                             --              --

STOCKHOLDERS' EQUITY:

     Preferred Stock, $.01 par value, 1,000,000 shares
         authorized, 390,000 shares outstanding                    73,970          73,521
     Common Stock, $.01 par value, 100,000,000 shares
         authorized, 70,332,017 shares outstanding in 2001
         and 69,587,725 in 2000                                       703             696
     Paid-in capital                                              335,117         329,650
     Unearned restricted stock compensation                          (940)         (2,339)
     Accumulated other comprehensive income                        (2,032)           (607)
     Retained deficit                                            (112,864)       (140,866)
                                                                ---------       ---------
         TOTAL STOCKHOLDERS' EQUITY                               293,954         260,055
                                                                ---------       ---------
                                                                $ 522,488       $ 507,443
                                                                =========       =========

          See Accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

-----------------------------------------------------------------------------------------------------
(In thousands, except per share data)                        2001            2000            1999
-----------------------------------------------------------------------------------------------------
Revenues                                                   $ 408,605       $ 266,593       $ 198,225
Operating costs and expenses:
    Cost of services provided                                252,185         161,541         139,954
    Operating costs                                           82,137          61,475          60,566
                                                           ---------       ---------       ---------
                                                             334,322         223,016         200,520

General and administrative expenses                            5,170           3,042           2,589
Goodwill amortization                                          4,861           4,965           4,996
Provision for uncollectible accounts                              --              --           2,853
Write-down of abandoned and disposed assets                       --              --          44,870
Impairment of long-lived assets                                   --              --          23,363
Terminated merger expenses                                        --              --           2,957
                                                           ---------       ---------       ---------
Operating income (loss)                                       64,252          35,570         (83,923)
Foreign currency exchange loss                                   359              --              --
Interest income                                               (1,378)           (822)           (987)
Interest expense                                              15,438          19,077          16,651
                                                           ---------       ---------       ---------

Income (loss) before income taxes and
    cumulative effect of accounting changes                   49,833          17,315         (99,587)
Provision (benefit) for income taxes                          17,927           6,165         (29,461)
                                                           ---------       ---------       ---------
Income (loss) before cumulative effect of
    accounting changes                                        31,906          11,150         (70,126)
Cumulative effect of accounting
    changes (net of income tax effect)                            --              --           1,471
                                                           ---------       ---------       ---------

Net income (loss)                                             31,906          11,150         (68,655)
Less:
    Preferred stock dividends                                  3,452           5,068             532
    Accretion of discount on preferred stock                     448             448             318
                                                           ---------       ---------       ---------

Net income (loss) applicable to common
    and common equivalent shares                           $  28,006       $   5,634       $ (69,505)
                                                           =========       =========       =========

Income (loss) per common and common equivalent share:
    Basic:
    Income (loss) before cumulative effect
       of accounting changes                               $    0.40       $    0.08       $   (1.03)
    Cumulative effect of accounting changes                       --              --            0.02
                                                           ---------       ---------       ---------
       Net income (loss)                                   $    0.40       $    0.08       $   (1.01)
                                                           =========       =========       =========

    Diluted:
    Income (loss) before cumulative effect
       of accounting changes                               $    0.37       $    0.08       $   (1.03)
    Cumulative effect of accounting changes                       --              --            0.02
                                                           ---------       ---------       ---------
       Net income (loss)                                   $    0.37       $    0.08       $   (1.01)
                                                           =========       =========       =========

          See Accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31,

-----------------------------------------------------------------------------------------------
(In thousands)                                           2001           2000           1999
-----------------------------------------------------------------------------------------------
Net income (loss)                                      $ 31,906       $ 11,150       $(68,655)


Other comprehensive income (loss):
         Foreign currency translation adjustments        (1,425)          (857)         1,283
                                                       --------       --------       --------

Comprehensive income (loss)                            $ 30,481       $ 10,293       $(67,372)
                                                       ========       ========       ========

          See Accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1999, 2000 and 2001

--------------------------------------------------------------------------------------------------------------------------
                                                                        Unearned     Accumulated
                                                                       Restricted      Other
                                          Preferred  Common  Paid-In     Stock      Comprehensive   Retained
(In thousands)                             Stock     Stock   Capital  Compensation     Income        Deficit      Total
--------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                 $    --   $688   $319,833    $(5,618)      $(1,033)     $ (76,991)   $ 236,879

   Employee stock options                       --      2        119         --            --             --          121
   Issuance of restricted stock                 --     --        181       (181)           --             --           --
   Amortization of restricted stock             --     --         --      1,961            --             --        1,961
   Foreign currency translation                 --     --         --         --         1,283             --        1,283
   Preferred stock and warrants issuance    12,597     --      2,153         --            --             --       14,750
   Preferred stock dividends & accretion       412     --        438         --            --           (850)          --
   Net loss                                     --     --         --         --            --        (68,655)     (68,655)
                                           ------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                  13,009    690    322,724     (3,838)          250       (146,496)     186,339

   Employee stock options and ESPP                      3      1,590                                                1,593
   Issuance of restricted stock                         1        680       (681)                                       --
   Amortization of restricted stock                                       2,180                                     2,180
   Foreign currency translation                                                          (857)                       (857)
   Preferred stock and warrants issuance    60,000             3,179                                  (3,529)      59,650
   Preferred stock dividends & accretion       512      2      1,477                                  (1,991)          --
   Net income                                                                                         11,150       11,150
                                           ------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                  73,521    696    329,650     (2,339)         (607)      (140,866)     260,055

   Employee stock options and ESPP                      4      2,798                                                2,802
   Amortization of restricted stock                                       1,399                                     1,399
   Foreign currency translation                                                        (1,425)                     (1,425)
   Preferred stock dividends & accretion       449      3      2,669                                  (3,904)        (783)
   Net income                                                                                         31,906       31,906
                                           ------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                 $73,970   $703   $335,117    $  (940)      $(2,032)     $(112,864)   $ 293,954
                                           ==============================================================================

          See Accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

-----------------------------------------------------------------------------------------------------------------
(In thousands )                                                                   2001        2000        1999
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                               $ 31,906    $ 11,150    $(68,655)
Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization                                                27,427      23,566      26,881
     (Benefit) provision for deferred income taxes                                15,348       5,655     (29,298)
     Loss on sale of assets                                                         (178)       (259)        (81)
     Provision for doubtful accounts                                                  --          --       2,853
     Write-down of abandoned and disposed assets                                      --          --      44,870
     Cumulative effect of accounting changes                                          --          --      (1,471)
     Impairment of long-lived assets                                                  --          --      23,363
Change in assets and liabilities, net of acquisitions:
     (Increase) decrease in accounts and notes receivable                        (12,645)    (19,066)      2,405
     Increase in inventories                                                     (19,146)     (7,474)     (6,545)
     (Increase) decrease in other assets                                          (5,957)       (934)      1,511
     Increase (decrease) in accounts payable                                         925      (3,071)      2,704
     Increase (decrease) in accrued liabilities and other                          3,239      (6,327)      3,705
                                                                                --------    --------    --------
        NET CASH PROVIDED BY OPERATIONS                                           40,919       3,240       2,242
                                                                                --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                        (29,673)    (35,251)    (40,497)
     Proceeds from sale of property, plant and equipment                           1,710       4,210      17,399
     Payments received on notes receivable                                           916         600       2,173
                                                                                --------    --------    --------
        NET CASH USED IN INVESTING ACTIVITIES                                    (27,047)    (30,441)    (20,925)
                                                                                --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net (payments) borrowings on line of credit                                 (38,361)        341       2,978
     Principal payments on notes payable and long-term debt                         (831)     (7,501)     (1,675)
     Net proceeds from preferred stock issue                                          --      59,650      14,750
     Preferred stock dividends paid in cash                                         (675)         --          --
     Proceeds from exercise of stock options and Employee Stock Purchase Plan      2,254       1,439         536
                                                                                --------    --------    --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                (37,613)     53,929      16,589
                                                                                --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (23,741)     26,728      (2,094)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    31,245       4,517       6,611
                                                                                --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  7,504    $ 31,245    $  4,517
                                                                                ========    ========    ========

          See Accompanying Notes to Consolidated Financial Statements.

                            NEWPARK RE-SOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION. Newpark Resources, Inc., a Delaware corporation, ("Newpark") provides integrated fluids management, environmental and oilfield services to the oil and gas exploration and production industry, principally in the Louisiana and Texas Gulf Coast region. In addition, Newpark provides some or all of its services to the U.S. Mid-continent region and Canada. The consolidated financial statements include the accounts of Newpark and its wholly-owned subsidiaries. Investments in which Newpark owns 20 percent to 50 percent and exercises significant influence over operating and financial policies are accounted for using the equity method. All material inter-company transactions are eliminated in consolidation.

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

Newpark's operating results depend primarily on oil and gas drilling activity levels in the markets served, which reflect budgets set by the oil and gas exploration and production industry. These budgets, in turn, depend on oil and gas commodities pricing, inventory levels and product demand. Oil and gas prices and activity are volatile. This market volatility has a significant impact on Newpark's operating results.

CASH EQUIVALENTS. All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash equivalents.

FAIR VALUE DISCLOSURES. Newpark's significant financial instruments consist of cash and cash equivalents, receivables, payables and long-term debt. The estimated fair value amounts have been developed based on available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, such estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. After such analysis, except as described below, management believes the carrying values of these instruments approximate fair values at December 31, 2001 and 2000.

The estimated fair value of Newpark's senior subordinated notes payable at December 31, 2001 and 2000, based upon available market information, was $114.5 million and $115.6 million, respectively, as compared to the carrying amount of $125.0 million on those dates.

INVENTORIES. Inventories are stated at the lower of cost (principally average and first-in, first-out) or market. As of December 31, 2001, Newpark has recorded a valuation allowance of approximately $1.1 million related to certain synthetic fluid inventories that would not be in compliance with new synthetic discharge regulations effective February 19, 2002. This allowance represents the estimated amount necessary to reduce the carrying value of these synthetic fluid inventories to net realizable value after consideration of disposal, reblending and other costs. There were no charges against this allowance during 2001.

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

The reported loss from operations for the year ended December 31, 1999 was reduced by $1,471,000 (related per share amounts of $.02 basic and diluted), reflecting the cumulative effect (net of income taxes) on years prior to 1999 for the change in accounting for depreciation. In addition, the effect of the change in 1999 is to reduce the net loss from operations for the year ended December 31, 1999 by $717,000 (related per share amounts of $.01 basic and diluted).

GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Newpark's practice has been to amortize goodwill on a straight-line basis over fifteen to thirty-five years, except for $2,211,000 relating to acquisitions prior to 1971 that have not been amortized. However, effective January 1, 2002, Newpark will cease to amortize goodwill pursuant to SFAS No. 142 issued in July 2001 (see New Accounting Standards below). Through December 31, 2001, Newpark's management has historically conducted impairment reviews of its goodwill and other identifiable intangible assets. The reviews of goodwill assessed the recoverability of the un-amortized balance based on expected future profitability, undiscounted future cash flows of the acquisitions and their contribution to Newpark's overall operation. An impairment loss would have been recognized for the amount identified in the review by which the goodwill balance exceeded the recoverable goodwill balance. Subsequent to December 31, 2001, Newpark will perform impairment reviews in accordance with SFAS No. 142 (see New Accounting Standards below).

Newpark also has recorded other identifiable intangible assets which were acquired in a business combination or in a separate transaction. These other identifiable intangible assets are primarily related to patents and similar exclusivity arrangements which are being amortized over their contractual life of 15 to 17 years on a straight-line basis. Amortization expense associated with these intangibles was $1,073,000, $885,000 and $871,000 in 2001, 2000 and 1999,
respectively. These intangible assets will continue to be amortized after adoption of SFAS No. 142.

FINANCIAL INSTRUMENTS, INTEREST RATE SWAP ARRANGEMENT. Historically, Newpark has not used off-balance sheet financial hedging instruments to manage foreign currency risks when it enters into a transaction denominated in a currency other than its local currency because the dollar amount of such transactions has not warranted the use of hedging instruments.

In November 2001, Newpark entered into an interest-rate swap arrangement, effectively converting its $125 million fixed-rate Senior Subordinated Notes to a floating rate for a two year period. The swap arrangement expires in December 2003. Newpark is accounting for this instrument under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Newpark has designated this instrument as an ineffective fair value hedge. Accordingly, changes in the instrument's fair value are to be recognized currently in earnings. As of December 31, 2001, Newpark recorded the fair value of the interest-rate swap instrument on the balance sheet as a component of accrued liabilities and a corresponding loss of $56,000 as a component of interest expense for the year ended December 31, 2001.

REVENUE RECOGNITION. For the fluids sales and engineering segment, revenues are recognized for sales of drilling fluid materials upon shipment of the materials, less an allowance for product returns. Engineering and related services are provided to customers at agreed upon hourly or daily rates and are recognized when the services are performed.

For the E&P waste disposal segment, revenues are recognized when Newpark takes title to the waste ,which is upon its receipt by Newpark.

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

INCOME TAXES. Newpark provides for deferred taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for measuring deferred tax assets and liabilities due to temporary differences existing at year end using currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

Newpark purchased composite mats from LOMA at a total cost of $ 30.4 million in 2001, $14.3 million in 2000 and $9.1 million in 1999. The purchase price of the mats is based on a contract with LOMA and is equal to the total of specified costs of producing the mats, as defined in the contract, plus a percentage markup on these costs.

Newpark has filed a petition for declaratory judgment and for monetary damages against LOMA in connection with a dispute related to the pricing of composite mats. In this dispute, Newpark contends that certain indirect and general and administrative expenses have been improperly included in the calculation of the sales price by LOMA. Management of Newpark believes that the results of any litigation regarding this dispute will not have a significant negative impact on Newpark's results of operations.

INTEREST CAPITALIZATION. For the years ended December 31, 2001, 2000 and 1999, Newpark incurred interest cost of $16,095,000, $20,012,000 and $18,381,000, respectively, of which $656,000, $935,000 and $1,730,000, respectively, was capitalized on qualifying construction projects.

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

FOREIGN CURRENCY TRANSACTIONS. The majority of Newpark's transactions are in U.S. dollars; however, Newpark's Canadian subsidiary maintains its accounting records in its local currency. This currency is converted to U.S. dollars with the effect of the foreign currency translation reflected in "accumulated other comprehensive income," a component of stockholders' equity, in accordance with SFAS No. 52 and SFAS No. 130, "Reporting Comprehensive Income." Foreign currency transaction gains (losses), if any, are credited or charged to income. Transaction losses totaling $359,000 and $8,000 were incurred in 2001 and 2000, respectively. There were no transaction gains or losses incurred in 1999. Cumulative foreign currency translation losses related to the Canadian subsidiary reflected in stockholders' equity amounted to $2,032,000 and $607,000 at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000,

Newpark's Canadian subsidiary had net assets of approximately $48.5 million and $46.6 million, respectively.

RECLASSIFICATIONS. Certain reclassifications of amounts reported in prior years have been made to conform to the current year presentation.

NEW ACCOUNTING STANDARDS In July 2001, the FASB approved two new accounting standards related to accounting for business combinations, and goodwill and other intangible assets. The Standards, which are numbered SFAS No. 141 and 142, among other requirements, (i) prohibit the use of pooling-of-interests method of accounting for business combinations, (ii) require that goodwill not be amortized in any circumstance, and (iii) require that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The Standards establish a new method for testing goodwill for impairment based on a fair value concept. Newpark's current policy is to assess recoverability of remaining goodwill based on estimated undiscounted future cash flows. Upon adoption of the Standards on January 1, 2002, Newpark will cease to amortize its remaining goodwill balance. Goodwill amortization was approximately $4.9 million for the year ended December 31, 2001 and $5.0 million for each of the years ended December 31, 2000 and 1999.

Newpark has not completed an analysis of the potential impact from adoption of the impairment test of goodwill. However, while no assurances can be given at this time, based on the preliminary evaluation procedures performed, Newpark does not believe that its existing goodwill balances will be impaired under the new standards. The initial transition evaluation is required to be and will be completed by June 30, 2002, which is within the six month transition period allowed by the new standard.

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

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. The new statement will require expected future operating losses from operations to be reported in discontinued operations in the period incurred, rather than as of the measurement date as presently required by APB
30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of the statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. While no assurances can be given at this time, based on the preliminary evaluation procedures performed, Newpark does not believe that implementation of SFAS No. 144 will have a material impact on its financial statements.

B.    SIGNIFICANT 1999 CHARGES

      During the mid 1990's through the first half of 1998, Newpark experienced significant growth through a series of strategic acquisitions and mergers, and increasing demand for its related products and services. Due to a significant decrease in the price of oil and gas and the resultant impact on drilling activity, Newpark experienced a sharp decline in the demand for its products and services during the third and fourth quarters of 1998, which continued in 1999. This decline in customer demand materialized quickly from the previous growth period and, coupled with the timing of Newpark's continued efforts to bring certain proprietary innovations to its customers, caused Newpark to reassess its overall operations. This change in Newpark's market and reassessment of operations, resulted in Newpark recording the following pretax charges during 1999 (in thousands):

Provision for uncollectible accounts                                 $     2,853
Write-down of abandoned and disposed assets                               44,870
Impairment of long-lived assets                                           23,363
Terminated merger expense                                                  2,957
                                                                     -----------
   Total                                                             $    74,043
================================================================================

      The provision for uncollectible accounts in 1999 is primarily related to a decrease in the expected recovery of pre-bankruptcy receivables for three customers as indicated in their approved or proposed plans of reorganization. Most of these bankruptcy proceedings were finalized in 2000. Newpark wrote-off approximately $8.4 million of previously reserved accounts during 2000 as a result.

      The write-down of abandoned and disposed assets includes the following amounts for 1999 (in millions):

Mat and integrated services segment:
  Domestic wooden mats                                              $       30.4
  Venezuela operations                                                      11.6
  Other                                                                       .4
                                                                    ------------
     Total mat and integrated services segment                              42.4

Fluids sales and engineering segment:
  Investment in Mexican joint venture                                        2.5
                                                                    ------------

Total write-down for abandoned and disposed assets                  $       44.9
================================================================================

      In late 1998, Newpark began converting a portion of its domestic rental fleet to the new composite mat. In the fourth quarter of 1999, after Newpark completed evaluating the composite mat and its advantages over the wooden mat system and further indication that the Gulf Coast mat market would likely stabilize below its peak in 1997, Newpark removed a significant amount of the remaining wooden mats from service and began destroying these mats, recording a charge of $30.4 million. Included in the write-down cost for wooden mats in 1999 are disposal costs of approximately $1.1 million. This accrual for disposal costs was fully utilized in 2000, with no significant differences from the original estimated amount being recorded in 2000. Also included in this amount is $3.0 million of charges for the write-down of Newpark's board road lumber inventory, since this loose lumber is generally not required in laying composite mats.

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

      The other charge of $400,000 for write-down of assets in the mat and integrated services segment in 1999 represents the net book value of various equipment deemed obsolete that was subsequently sold or abandoned.

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

      On June 24, 1999, Newpark entered into a definitive agreement to merge with Tuboscope, Inc. (Tuboscope). On November 10, 1999, Newpark and Tuboscope announced that they had jointly elected to form operational alliances in key market areas rather than proceed with the proposed merger. The decision was made because market conditions in the oilfield services market and the resulting uncertainty in the capital markets at that time made it difficult to obtain the type of credit facility believed necessary for the combined companies. Each company agreed to pay its respective transaction expenses relating to the proposed merger, which for Newpark were approximately $3.0 million. Under the alliance agreement, Tuboscope will provide solids control services to Newpark's Minimization Management customers, while Newpark will provide E&P waste disposal services to Tuboscope.

C.    SALE OF SOLIDS CONTROL OPERATIONS

      In September, 1999, Newpark's management sold its solids control operations and simultaneously entered into an alliance agreement with the drilling services division of Varco International, Inc., formerly a division of Tuboscope, which is now providing these services to Newpark's customers. Newpark realized approximately $5.5 million of proceeds from the sale of its interest in the assets used in these operations, which resulted in a net loss of approximately $50,000. The operating results for the solids control operations are included in the results for the fluids sales and engineering segment. Revenues from the solids control operations totaled approximately $900,000 in 2000 and $7.4 million in 1999. These operations were break even in 2000 and generated an operating loss of approximately $5.6 million in 1999. Included in the operating loss for 1999 are severance and related costs of approximately $723,000.

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

D.    INVENTORY

      Newpark's inventory consisted of the following items at December 31, 2001 and 2000:

-----------------------------------------------------------------------------
(In thousands)                                       2001             2000
-----------------------------------------------------------------------------
Composite mats                                   $    10,854      $      263
Logs                                                   5,081           4,884
Drilling fluids raw materials and components          27,243          18,465
Supplies                                                 311             632
Other                                                    655             754
                                                 -----------      ----------
   Total                                         $    44,144      $   24,998
=============================================================================

E.       PROPERTY, PLANT AND EQUIPMENT

         Newpark's investment in property, plant and equipment at December 31, 2001 and 2000 is summarized as follows:

-----------------------------------------------------------------------------
(In thousands)                                       2001            2000
-----------------------------------------------------------------------------
Land $                                                 9,668      $    9,177
Buildings and improvements                            53,981          52,741
Machinery and equipment                              145,440         136,714
Construction in progress                              16,383          10,606
Mats                                                  54,667          32,452
Other                                                  5,069           5,456
                                                 -----------       ---------
                                                     285,208         247,146
Less accumulated depreciation                        (76,732)        (62,391)
                                                 -----------       ---------
                                                 $   208,476      $  184,755
=============================================================================

F.    CREDIT ARRANGEMENTS, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      Credit arrangements, long-term debt and capital lease obligations consisted of the following at December 31, 2001 and 2000 (in thousands):


--------------------------------------------------------------------------------
                                                          2001           2000
--------------------------------------------------------------------------------
Senior subordinated notes                             $   125,000   $   125,000
Bank line of credit                                        39,715        78,076
Other, principally capital leases secured by
  composite mats, machinery and equipment, payable
  through 2006 with interest at 3.9% to 13.5%              15,594           773
                                                       ----------   -----------
                                                          180,309       203,849
Less:  current maturities of long-term debt                (3,355)         (329)
                                                       ----------   -----------
Long-term portion                                     $   176,954   $   203,520
================================================================================

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

      In November 2001, Newpark entered into an interest-rate swap instrument, effectively converting the Notes to a floating rate for a two year period. The swap arrangement expires in December 2003. Under the terms of the swap instrument, Newpark is to receive cash inflows equivalent to the semi-annual fixed rate interest payments due under the Notes in exchange for the obligation to pay semi-annual variable-rate interest payments. The variable rate payments are based on the Libor rate in effect on the payment date, plus a spread of 4.67%. The variable rate payments are payable semi-annually to match the payment dates of the fixed rate interest obligations under the Notes. The effective rate on the variable rate payments as of December 31, 2001, based on the expected Libor rate in effect on the next payment date, was 7.3%.

      As of December 31, 2001, Newpark maintained a $100.0 million bank credit facility (the "Credit Facility"), including up to $25.0 million in standby letters of credit, in the form of a revolving line of credit commitment, which originally expired January 31, 2003. The Credit Facility was amended and restated on January 31, 2002 for the purpose of modifying, extending and renewing the loans made pursuant to the Credit Facility, to admit additional banks and re-assign the roles of participating banks. The amended Credit Facility expires February 27, 2005. At December 31, 2001, $13.4 million in letters of credit were issued and outstanding under the Credit Facility and $39.8 million was outstanding under the revolving facility, leaving $46.8 million of availability under this facility at December 31, 2001.

      The Credit Facility bears interest at either a specified prime rate (4.75% at December 31, 2001), plus a spread determined quarterly based on Newpark's funded debt to cash flow ratio, or the LIBOR rate (1.91% at December 31, 2001), plus a spread determined quarterly based Newpark's funded debt to cash flow ratio. The weighted average interest rate on the outstanding balance under the Credit Facility in 2001, 2000 and 1999 was 7.67%, 9.78% and 7.85%, respectively.

      The Credit Facility contains certain financial covenants. As of December 31, 2001, Newpark was in compliance with the covenants contained in the Credit Facility, as amended and restated on January 31, 2002. The Notes do not contain any financial covenants; however, if Newpark does not meet the financial covenants of the Credit Facility and is unable to obtain an amendment from the banks, Newpark would be in default of the Credit Facility which would cause the Notes to be in default and immediately due. The Notes, the Credit Facility and the certificate of designations relating to Newpark's preferred stock also contain covenants that significantly limit the payment of dividends on Newpark's common stock .

      Maturities of long-term debt, exclusive of the Credit Facility which expires on February 27, 2005, are $3,357,000 in 2002, $2,968,000 in 2003,
$3,201,000 in 2004, $3,310,000 in 2005, $2,696,000 in 2006 and $125,062,000
thereafter.

G.    INCOME TAXES

      The provision (benefit) for income taxes charged to operations is principally U. S. federal tax as follows:

                                                                                Year Ended December 31,
------------------------------------------------------------------------------------------------------------------
(In thousands)                                                        2001               2000              1999
------------------------------------------------------------------------------------------------------------------
Current tax expense                                            $       2,579        $        510        $     611
Deferred tax expense (benefit)                                        15,348               5,655          (29,298)
                                                               -------------        ------------        ---------
Total provision (benefit)                                      $      17,927        $      6,165        $ (28,687)
==================================================================================================================

         The total provision (benefit) was allocated to the following components of income (loss):

                                                                                Year Ended December 31,
------------------------------------------------------------------------------------------------------------------
(In thousands)                                                        2001               2000              1999
------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                  $      17,927        $      6,165        $ (29,461)
Cumulative effect of accounting change                                    --                  --             (774)
                                                               -------------        ------------        ---------
Total provision (benefit)                                      $      17,927        $      6,165        $ (28,687)
==================================================================================================================

         The effective income tax rate is reconciled to the statutory federal income tax rate as follows:


                                                                                Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                      2001                 2000             1999
-------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit) at statutory rate                          35.0%               35.0%           (35.0%)
Non-deductible expenses                                                  3.3                 8.8              1.5
Increase (decrease) in valuation allowance                              (1.8)               (8.9)             2.2
Other                                                                    (.5)                 .7              1.7
                                                                 -----------         -----------       ----------
Total income tax expense (benefit)                                      36.0%               35.6%           (29.6%)
===================================================================================================================

         Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows (in thousands):


-----------------------------------------------------------------------------------------------
                                                                   2001               2000
-----------------------------------------------------------------------------------------------
Deferred tax assets:
     Net operating losses                                    $      51,679         $   65,070
     Accruals not currently deductible                               2,506              1,991
     Bad debts                                                         412                725
     Deferred payments under settlement agreement                       --                990
     Alternative minimum tax credits                                 3,091              2,341
     All other                                                       2,332              1,108
                                                             -------------         ----------
         Total deferred tax assets                                  60,020             72,225
    Valuation allowance                                             (6,873)            (7,512)
                                                             -------------         ----------
         Total deferred tax assets, net of allowances        $      53,147         $   64,713

Deferred tax liabilities:
     Accelerated depreciation and amortization               $      28,481         $   25,073
     All other                                                         785                960
                                                             -------------         ----------
       Total deferred tax liabilities                               29,266             26,033
                                                             -------------         ----------

       Total net deferred tax assets                         $      23,881         $   38,680
===============================================================================================

      For federal income tax purposes, Newpark has net operating loss carryforwards ("NOLs") of approximately $120.3 million (net of amounts disallowed pursuant to IRC Section 382) that, if not used, will expire. These Federal NOL's expire in 2018 through 2020. Newpark also has approximately $3.1 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. Additionally, for state income tax purposes, Newpark has NOLs of approximately $158 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in year 2002 through 2015.

      Under SFAS No. 109, a valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2001, Newpark has recorded a valuation allowance for all state NOLs that Newpark believes may not be fully utilized in the future. At December 31, 2001, Newpark has recognized a net deferred tax asset of $23.9 million, the realization of which is dependent on Newpark's ability to generate taxable income in future periods. Newpark believes that its estimate of future earnings based on contracts in place and its earnings trend from recent prior years supports recognition of this amount.

      Deferred tax expense includes a decrease in the valuation allowance for deferred tax assets of $917,000 in 2001 and $1,548,000 in 2000. These decreases were associated with certain federal NOLs, for which a valuation allowance had been previously recorded, which Newpark believed were more likely than not to be utilized as a result of estimated future taxable income. Deferred tax expense includes an increase in the valuation allowance for deferred tax assets of $7,734,000 for 1999, principally associated with Newpark's state NOLs.

H.    EQUITY SECURITIES

      Newpark has been authorized to issue up to 1,000,000 shares of Preferred Stock, $.01 par value, of which 390,000 shares were outstanding at December 31, 2001.

      On December 28, 2000, Newpark completed the sale to Fletcher International Ltd, a Bermuda company affiliated with Fletcher Asset Management, Inc. of 120,000 shares of Series C Convertible Preferred Stock, $0.01 par value per share (the "Series C Preferred Stock"). There are no redemption features to the Series C Preferred Stock. The aggregate purchase price for this instrument was $30.0 million. The net proceeds from the sale were used to repay indebtedness in 2001. No underwriting discounts or commissions were paid in connection with the sale of the securities.

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

      Cumulative dividends are payable on the Series C and Series B Preferred Stock quarterly in arrears. The dividend rate is 4.5% per annum, based on the stated value of $250 per share of Series C and Series B Preferred Stock. Dividends payable on the Series C and Series B Preferred Stock may be paid at the option of Newpark either in cash or by issuing shares of Newpark's Common Stock that have been registered under the Securities Act of 1933, as amended (the "Act"). The number shares of Common Stock of Newpark to be issued as dividends is determined by dividing the cash amount of the dividend otherwise payable by the market value of the Common Stock determined in accordance with the provisions of the certificate relating to the Series C and Series B Preferred Stock. If Newpark fails to pay any dividends when due, these dividends will accumulate and accrue additional dividends at the then existing dividend rate. The dividend rights of the Series C and Series B Preferred Stock are junior to the dividend rights of the holders of the 150,000 shares of Newpark's Series A Cumulative Perpetual Preferred Stock.

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

      The agreements pursuant to which the Series C and Series B Preferred Stock and the Warrant were issued (the "Agreements") require Newpark to use its best efforts to register under the Act all of the shares of Common Stock issuable upon exercise of the Warrant and 1.5 times the number of shares of Common Stock issuable as of the effective date of the registration statement upon conversion of the Series C and Series B Preferred Stock or as dividends on the Series C and Series B Preferred Stock. Newpark will be required to increase the number of shares registered under the registration statement if the total number of shares of Common Stock issued and issuable under the Warrant and with respect to the Series C and Series B Preferred Stock exceeds 80% of the number of shares then registered. The registration statements currently cover approximately 13.7 million shares of Common Stock.

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

      Changes in outstanding Common Stock for the years ended December 31, 2001, 2000 and 1999 were as follows:

---------------------------------------------------------------------------------------------
(In thousands of shares)                               2001            2000           1999
---------------------------------------------------------------------------------------------
Outstanding, beginning of year                          69,588         69,079         68,840
Shares issued for deferred compensation plan                --             32             46
Shares issued under employee stock purchase plan            77             --             --
Shares issued for preferred stock dividends                296            169             71
Shares issued upon exercise of options                     371            308            122
                                                       -------       --------       --------
    Outstanding, end-of-year                            70,332         69,588         69,079
=============================================================================================

I.    EARNINGS PER SHARE

      The following table presents the reconciliation of the numerator and denominator for calculating earnings per share in accordance with the disclosure requirements of SFAS 128 as follows (in thousands, except per share data):

                                                                                      For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                                                                    2001           2000          1999
------------------------------------------------------------------------------------------------------------------------
Income (loss) applicable to common and common equivalent shares
                                                                                   $ 28,006       $ 5,634      $(69,505)
Add:
Series B and Series C Preferred Stock dividends                                       2,025            --            --
                                                                                   --------       -------      --------
Adjusted income (loss) applicable to common and common
equivalent shares                                                                  $ 30,031       $ 5,634      $(69,505)
                                                                                   ========       =======      ========
Weighted average number of common shares outstanding                                 70,023        69,265        68,949
Add:
Shares assumed issued upon conversion of Series B and
Series C Preferred Stock                                                              9,509            --            --
Net effect of dilutive stock options and warrants                                       788           763            --
                                                                                   --------       -------      --------
Adjusted weighted average number of common shares outstanding                        80,320        70,028        68,949
                                                                                   ========       =======      ========
Income (loss) applicable to common and common equivalent shares:
  Basic                                                                             $  0.40       $  0.08      $  (1.01)
                                                                                   ========       =======      ========
  Diluted                                                                           $  0.37       $  0.08      $  (1.01)
                                                                                   ========       =======      ========

      At December 31, 2001 and 2000 Newpark had dilutive stock options of 4,578,000 and 3,158,000, respectively, which were assumed exercised using the treasury stock method. The resulting net effect of stock options was used in calculating diluted income per share for the periods ended December 31, 2001 and 2000. Options and warrants to purchase a total of 5,938,000 shares of common stock, at exercise prices ranging from $8.40 to $21.00 per share, were outstanding at December 31, 2001 but were not included in the computation of diluted income per share because they were antidilutive. Options and warrants to purchase a total of 6,950,000 shares of common stock, at exercise prices ranging from $8.19 to $21.00 per share, were outstanding at December 31, 2000 but were not included in the computation of diluted income per share because they were antidilutive.

      Options and warrants excluded from the computation of diluted EPS for the year ended December 31, 1999 that could potentially dilute basic EPS in the future totaled 7,426,455 shares. Since Newpark incurred a loss per share for 1999 these potentially dilutive options were excluded, as they would be antidilutive to basic EPS.

J.    STOCK OPTION PLANS

      At December 31, 2001, Newpark had three stock-based compensation plans, which are described below. Newpark applies Accounting Principles Board Opinion 25 ("APB 25") and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Had compensation costs for Newpark's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board Statement No. 123, Newpark's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                                  Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                    2001                2000              1999
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                           As reported              $  28,006         $    5,634        $   (69,505)
                                            Pro forma                   24,734              2,144            (73,863)

Earnings (loss) per share:
Basic                                       As reported                   0.40               0.08              (1.01)
                                            Pro forma                     0.35               0.03              (1.07)

Diluted                                     As reported                   0.37               0.08              (1.01)
                                            Pro forma                     0.33               0.03              (1.07)
======================================================================================================================

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

                                                                                    Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------
                                                                         2001                2000              1999
----------------------------------------------------------------------------------------------------------------------
Risk free interest rate                                                   4.5%               4.6%                6.5%
Expected years until exercise                                                4                  4                   4
Expected stock volatility                                               443.3%              69.0%              259.1%
Dividend yield                                                              0%                 0%                  0%
======================================================================================================================

        A summary of the status of Newpark's stock option plans as of December 31, 2001, 2000 and 1999 and changes during the periods ending on those dates, is presented below:

                                                                 Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------------
                                        2001                             2000                           1999
--------------------------------------------------------------------------------------------------------------------------
                                                  W-A                            W-A                              W-A
                                  Shares    Exercise Price         Shares   Exercise Price        Shares    Exercise Price
Outstanding at
   beginning of year           5,676,919       $   7.18         5,026,455       $   7.46        4,435,664    $     8.02
   Granted                     1,266,000           7.44         1,409,500           5.94        1,057,600          5.35
   Exercised                    (360,223)          5.34          (309,642)          3.64         (122,238)         4.43
   Canceled                     (415,359)          7.48          (449,394)          8.95         (344,571)         9.17
                              ----------                       ----------                       ---------
Outstanding at end of year     6,167.337       $   7.33         5,676,919       $   7.18        5,026,455    $     7.46
                              ==========                       ==========                       =========
Weighted-average fair
  value of options granted
   during the year                             $   7.44                         $   3.25                     $     5.23
==========================================================================================================================

         The following table summarizes information about all stock options outstanding at December 31, 2001:

                                         Options Outstanding                              Options Exercisable
                    -----------------------------------------------------------      ------------------------------
   Range of                                Weighted-Average         Weighted-                         Weighted-
   Exercise              Number               Remaining              Average            Number         Average
    Prices            Outstanding      Contractual Life (Years)  Exercise Price      Exercisable    Exercise Price
----------------      -----------    --------------------------  --------------      ------------   ---------------
$3.63  to $4.94        1,307,316              2.52                 $  4.34             1,070,415         $  4.21
$5.13  to $7.08        1,881,563              5.32                 $  6.07               445,329         $  5.60
$7.19  to $8.31        1,313,986              3.14                 $  8.12             1,027,151         $  8.22
$8.40  to $10.00       1,474,472              3.07                 $  9.88             1,378,541         $  9.96
$12.11 to $21.00         190,000              5.73                 $ 14.99               140,000         $ 16.02
                       ---------              ----                 -------            ----------         -------
                       6,167,337              3.74                 $  7.33             4,061,436         $  7.74
==========================================================================================================================

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

      On November 2, 1995, the Board of Directors adopted, and on June 12, 1996 the stockholders approved, the Newpark Resources, Inc. 1995 Incentive Stock Option Plan (the "1995 Plan"), pursuant to which the Compensation Committee may grant incentive stock options and nonstatutory stock options to designated employees of Newpark. Initially, a maximum of 2,100,000 shares of Common Stock were issuable under the 1995 Plan. This maximum number is subject to increase on the last business day of each fiscal year by a number equal to 1.25% of the number of shares of Common Stock issued and outstanding on the close of business on such date, subject to a maximum limit of 8 million shares. This reflects an increase in the limit that was approved by Newpark stockholders in June 2000. As of December 31, 2001, a total of 6,264,000 options shares were available for grant under the 1995 Plan and 5,243,000 options were outstanding, leaving 1,021,000 options available for granting.

K.    DEFERRED COMPENSATION PLAN

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

      The maximum number of shares of common stock of Newpark that may be issued pursuant to the Plan is 676,909, subject to adjustment pursuant to certain provisions of the Plan. The maximum amount of cash that may be awarded pursuant to the Plan is $1,500,000, and each such amount may be increased by the Board of Directors. If shares of stock or the right to receive cash awarded or issued under the Plan are reacquired by Newpark due to forfeiture or for any other reason, these shares or right to receive cash will be cancelled and thereafter will again be available for purposes of the Plan. At December 31, 2001, 676,909 shares of common stock had been issued under the Plan and $1,418,000 had been awarded.

L.    SUPPLEMENTAL CASH FLOW INFORMATION

      Included in accounts payable and accrued liabilities at December 31, 2001, 2000 and 1999, were equipment purchases of $867,000, $1,019,000 and $1,326,000, respectively.

      During the year ended December 31, 2001, Newpark entered into capital leases for the acquisition of property, plant and equipment totaling $15,651,000.

      Interest of $17,149,000, $19,759,000 and $18,063,000, was paid in 2001,
2000 and 1999, respectively. Income taxes of $1,465,000 and $79,000 were paid in 2001 and 2000, respectively. Income tax refunds, net of payments, totaled $11,191,000 for the year ended December 31, 1999.

M.    COMMITMENTS AND CONTINGENCIES

      Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters will not have a material adverse effect on Newpark's consolidated financial statements.

      In conjunction with the 1996 acquisition of Campbell Wells Ltd. ("Campbell"), Newpark became a party to a "NOW Disposal Agreement", pursuant to which Newpark was required, for a period of 25 years following the acquisition, to deliver to Campbell for disposal at its landfarm facilities an agreed annual quantity of E&P Waste, and Campbell executed a Noncompetition Agreement under which it agreed not to compete with Newpark in the marine-related E&P Waste disposal business for five years. The landfarms are now operated by U.S. Liquids, Inc. ("USL"), which also assumed Campbell's obligations under the Noncompetition Agreement. During 1998, a dispute arose between the parties concerning Newpark's obligations under the NOW Disposal Agreement. In September 1998, Newpark and USL settled their dispute by executing a Settlement Agreement and a "Payment Agreement" under which, among other things, Newpark's contractual commitment to deliver waste to USL's disposal facilities was terminated immediately, and Newpark agreed to pay USL $30 million, $6 million of which was paid in 1998, $11 million of which was paid in 1999, $9 million of which was paid in 2000 and $4.0 million of which was paid in 2001.

         Under the Payment Agreement, Newpark had the right, but not the obligation, to deliver specified volumes of E&P Waste to USL's facilities until June 30, 2001 without additional cost, and subject to certain conditions, Newpark could extend this arrangement for two additional one-year terms at an additional annual cost of $8 million, which was subject to increase based on increases in the Consumer Price Index. Newpark had extended the agreement to June 30, 2002, but has not informed USL that it will exercise its right to extend this arrangement beyond the current expiration date.

      In the normal course of business, in conjunction with its insurance programs, Newpark has established letters of credit in favor of certain insurance companies in the amount of $1,250,000 at December 31, 2001 and 2000. At December 31, 2001 and 2000, Newpark had outstanding guaranty obligations totaling $3,510,000 and $3,457,000, respectively, in connection with facility closure bonds and other performance bonds issued by an insurance company.

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

      Newpark has guaranteed certain debt obligations of LOMA through the issuance of a letter of credit in the amount of $11.6 million as of December 31, 2001.

      Newpark leases various manufacturing facilities, warehouses, office space, machinery and equipment, including transportation equipment and composite mats, under operating leases with remaining terms ranging from one to 16 years, with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were $16,051,199, $13,963,000 and $9,173,000, in 2001, 2000 and 1999, respectively.

      Future minimum payments under noncancellable operating leases, with initial or remaining terms in excess of one year are as follows (in thousands):

2002                                                                    $10,587
2003                                                                      9,485
2004                                                                      8,546
2005                                                                      7,935
2006                                                                      6,059
2007 and thereafter                                                      11,046
--------------------------------------------------------------------------------
                                                                        $53,658
================================================================================

      Newpark is self-insured for health claims up to a certain policy limit. Claims in excess of $100,000 per incident and approximately $7.8 million in the aggregate per year are insured by third-party reinsurers. At December 31, 2001, Newpark had accrued a liability of $1.1 million for outstanding and incurred, but not reported, claims based on historical experience.

N.    CONCENTRATIONS OF CREDIT RISK

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

      Concentrations of credit risk with respect to trade accounts and notes receivable are generally limited due to the large number of entities comprising Newpark's customer base, and for notes receivable the required collateral. Newpark maintains an allowance for losses based upon the expected collectibility of accounts and notes receivable. Newpark does not believe it is dependent on any one customer. During the years ended December 31, 2001, 2000 and 1999 there were no sales to one customer in excess of 10%. Export sales are not significant.

      As of December 31, 2001, Newpark holds a note receivable obtained in connection with the sale of its former marine repair operations. The note is included in other assets and is recorded at its estimated fair value of approximately $7.5 million, including $1.2 million of accrued interest, which approximates the amount at which it can be prepaid at the operator's option during the term of the note. The face amount of the note is $8,534,000, and the note bears simple interest at 5.0% per annum, with interest and principal payable at September 30, 2003. The note is secured by a first lien on the assets sold as well as certain guarantees of the operator.

      In January 2001, the operator of these assets filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Laws. In June 2000, Newpark ceased to accrue interest on the outstanding balance of the note receivable because of the poor operating performance of the operator. In July 2001, Newpark resumed the accrual of interest after indications that the operator would emerge from Chapter 11 proceedings. The operator converted a significant portion of its debt to equity, excluding the note owed to Newpark. This debt to equity conversion has reduced the operator's current debt obligations and improved its financial position. Newpark believes that it will ultimately recover its recorded investment in the note, including accrued interest, based on its secured position and the estimated value of the collateral and the recent restructuring of the operator's balance sheet.

         As of December 31, 2001 and 2000, Newpark had an investment in convertible, redeemable preferred stock of a company that owns patented thermal desorption technology. In addition, as of December 31, 2000, Newpark had investments in two notes receivable ("the Notes") of the same company. The Notes, including all accrued and unpaid interest, were paid in full in December 2001. The portion of the Notes that were unpaid and receivable beyond one year were included in other assets at December 31, 2000. The preferred stock investments were included in other assets at December 31, 2001 and 2000.

      The Notes, which had a combined original face amount of $5.5 million, were due December 5, 2002, and were interest bearing at a stated rate of prime plus 1.5%, payable quarterly. The combined balances of the Notes at December 31, 2000 was $2.7 million, of which $1.6 million was included in other assets and $1.1 million was included in other current assets. The balance of accrued but unpaid interest on the Notes was $109,000 at December 31, 2000.

      The preferred stock is convertible into common stock and is redeemable by the issuer. Dividends are payable quarterly on the preferred stock at the rate of prime plus 1.5%. The balance of the preferred stock was $2.9 million at December 31, 2001 and 2000. The balance of accrued but unpaid dividends was $188,000 and $106,000, at December 31, 2001 and 2000, respectively.

O.    SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 Quarter Ended
---------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)  Mar 31           Jun 30            Sep 30         Dec 31
---------------------------------------------------------------------------------------------------
FISCAL YEAR 2001
Revenues                               $   99,397       $  108,331        $  108,889     $  91,988
Operating income                           16,957           19,664            18,519         9,112
Net income                                  7,014            9,223             8,553         3,216

Net income per share:
     Basic                                   0.10             0.13              0.12          0.05
     Diluted                                 0.10             0.13              0.12          0.05
===================================================================================================

FISCAL YEAR 2000
Revenues                               $   57,276       $   60,202        $   68,987     $  80,128
Operating income                            5,680            7,458            10,998        11,434
Net income (loss)                             474           (2,180)            3,293         4,047

Net income (loss) per share:
     Basic                                   0.01            (0.03)             0.05          0.06
     Diluted                                 0.01            (0.03)             0.05          0.06
===================================================================================================

P.    SEGMENT AND RELATED INFORMATION

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

      Fluids Sales & Engineering: This segment provides drilling fluids sales and engineering services and onsite drilling fluids processing services. The primary operations for this segment are in the Gulf Coast market. However, other markets served by this segment include Oklahoma, Canada, and the Permian Basin. Customers include major multinational, independent and national oil companies.

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

      Summarized financial information concerning Newpark's reportable segments for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                                                           Years Ended December 31,
--------------------------------------------------------------------------------------------------------
                                                                        2001         2000        1999
--------------------------------------------------------------------------------------------------------
REVENUES (1)
E&P Waste Disposal                                                   $  60,998    $  56,176    $  42,954
Fluids Sales & Engineering                                             217,083      134,419      100,467
Mat & Integrated Services                                              131,757       78,661       60,560
Eliminations                                                            (1,233)      (2,663)      (5,756)
--------------------------------------------------------------------------------------------------------
   Total Revenues                                                    $ 408,605    $ 266,593    $ 198,225
========================================================================================================
(1) Segment revenues include the following intersegment transfers:
E&P Waste Disposal                                                   $      --    $      --    $      --
Fluids Sales & Engineering                                                 160          318           89
Mat & Integrated Services                                                1,073        2,345        5,667
--------------------------------------------------------------------------------------------------------
   Total Intersegment Transfers                                      $   1,233    $   2,663    $   5,756
========================================================================================================
EBITDA (a):
E&P Waste Disposal                                                   $  18,285    $  20,338    $  16,292
Fluids Sales & Engineering                                              33,490       15,659       (9,463)
Mat & Integrated Services                                               45,006       26,181       12,761
--------------------------------------------------------------------------------------------------------
   Total Segment EBITDA                                              $  96,781    $  62,178    $  19,590
========================================================================================================
DEPRECIATION AND AMORTIZATION, EXCLUDING GOODWILL
AMORTIZATION:
E&P Waste Disposal                                                   $   3,353    $   3,084    $   3,224
Fluids Sales & Engineering                                               6,988        6,284        4,774
Mat & Integrated Services                                               12,157        9,233       13,887
--------------------------------------------------------------------------------------------------------
   Total Segment Depreciation and Amortization                       $  22,498    $  18,601    $  21,885
========================================================================================================
OPERATING INCOME (LOSS):
E&P Waste Disposal                                                   $  14,932    $  17,254    $  13,068
Fluids Sales & Engineering                                              26,502        9,375      (14,237)
Mat & Integrated Services                                               32,849       16,948       (1,126)
--------------------------------------------------------------------------------------------------------
   Total Segment Operating Income                                $      74,283    $  43,577    $  (2,295)
========================================================================================================

                                                                           Years Ended December 31,
--------------------------------------------------------------------------------------------------------
                                                                         2001        2000         1999
--------------------------------------------------------------------------------------------------------
General and administrative expenses                                     (5,170)      (3,042)      (2,589)
Goodwill amortization                                                   (4,861)      (4,965)      (4,996)
Provision for uncollectible accounts                                        --           --       (2,853)
Write-down of abandoned and disposed assets                                 --           --      (44,870)
Impairment of long-lived assets                                             --           --      (23,363)
Terminated merger expense                                                   --           --       (2,957)
--------------------------------------------------------------------------------------------------------
   Total Operating Income (Loss)                                 $      64,252    $  35,570    $ (83,923)
========================================================================================================
SEGMENT ASSETS
E&P Waste Disposal                                               $     157,269    $ 154,918    $ 154,097
Fluids Sales & Engineering                                             211,333      183,060      153,446
Mat & Integrated Services                                              125,351       94,515       77,292
Other                                                                   28,535       74,950       65,706
--------------------------------------------------------------------------------------------------------
   Total Assets                                                  $     522,488    $ 507,443    $ 450,541
========================================================================================================
CAPITAL EXPENDITURES
E&P Waste Disposal                                               $       5,105    $   7,853    $  14,241
Fluids Sales & Engineering                                               8,565       10,147        6,961
Mat & Integrated Services                                               15,443       17,251       19,295
Other                                                                      560           --           --
--------------------------------------------------------------------------------------------------------
   Total Capital Expenditures                                    $      29,673    $  35,251    $  40,497
========================================================================================================

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

      The following table sets forth information about Newpark's operations by geographic area (in thousands):

                                                     Years Ended December 31,
--------------------------------------------------------------------------------
                                                   2001       2000        1999
--------------------------------------------------------------------------------
REVENUE
Domestic                                         $347,857   $234,190   $ 176,033
International                                      60,748     32,403      22,192
--------------------------------------------------------------------------------
   Total Revenue                                 $408,605   $266,593   $ 198,225
================================================================================
OPERATING INCOME (LOSS)
Domestic                                         $ 61,601   $ 35,253   $ (76,660)
International                                       2,651        317      (7,263)
--------------------------------------------------------------------------------
   Total Operating Income (Loss)                 $ 64,252   $ 35,570   $ (83,923)
================================================================================
ASSETS
Domestic                                         $474,780   $460,848   $ 416,280
International                                      47,708     46,595      34,261
--------------------------------------------------------------------------------
   Total Assets                                  $522,488   $507,443   $ 450,541
================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with Newpark's 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with Newpark's 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with Newpark's 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference to the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with Newpark's 2002 Annual Meeting of Stockholders.

                                     PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    FINANCIAL STATEMENTS

      Reports of Independent Auditors
      Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.
      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.
      Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999.
      Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999.
      Notes to Consolidated Financial Statements

      2.    FINANCIAL STATEMENT SCHEDULES

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      3.    EXHIBITS

            3.1   Restated Certificate of Incorporation.(9)
            3.2   Bylaws.(1)
            4.1 Indenture, dated as of December 17, 1997, among the registrant, each of the Guarantors identified therein and State Street Bank and Trust Company, as Trustee.(2)
            4.2 Form of the Newpark Resources, Inc. 8 5/8% Senior Subordinated Notes due 2007, Series B.(2)
            4.3 Form of Guarantees of the Newpark Resources, Inc. 8 5/8 % Senior Subordinated Notes due 2007. (2)
            10.1 Employment Agreement, dated as of October 23, 1990, between the registrant and James D. Cole.(1)*
            10.2 Lease Agreement, dated as of May 17, 1990, by and between Harold F. Bean Jr. and Newpark Environmental Services, Inc. ("NESI").(1)
            10.3 Lease Agreement, dated as of July 29, 1994, by and between Harold F. Bean Jr. and NESI.(3)
            10.4  Building Lease Agreement, dated April 10, 1992, between the registrant and The Traveler's Insurance Company.(4)
            10.5  Building Lease Agreement, dated May 14, 1992, between State
                  Farm Life Insurance Company, and SOLOCO, Inc.(4)
            10.6 Operating Agreement, dated June 30, 1993, between Goldrus Environmental Services, Inc. and NESI.(3)
            10.7 Amended and Restated 1993 Non-Employee Directors' Stock Option Plan.(9)*
            10.8  1995 Incentive Stock Option Plan.(5)*

            10.9 Exclusive License Agreement, dated June 20, 1994, between SOLOCO, Inc. and Quality Mat Company.(3)
            10.10 Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, NA, Credit Lyonnaise, Royal Bank of Canada, Hibernia National Bank, Comerica Bank and Whitney National Bank as lenders (the "Lenders").+
            10.11 Amended and Restated Guaranty, dated January 31, 2002, among the registrant's subsidiaries named therein, as guarantors, and the Lenders.+
            10.12 Amended and Restated Security Agreement, dated January 31,
                  2002, among the registrant and the subsidiaries of the
                  registrant named therein, as grantors, and the Lenders.+
            10.13 Amended and Restated Stock Pledge Agreement, dated January 31,
                  2002, among the registrant, as borrower, and the Lenders.+
            10.14 Settlement of Arbitration and Release, dated July 22, 1998, among the registrant and U.S. Liquids, Inc.(9)
            10.15 Payment Agreement, dated December 31, 1998, among the registrant, Newpark Environmental Services, Inc. and U.S. Liquids, Inc.(9)
            10.16 Option Agreement, dated December 31, 1998, among the registrant, Newpark Environmental Services, Inc. and U.S. Liquids, Inc.(9)
            10.17 Noncompetition Agreement of September 16, 1998, among the registrant and U.S. Liquids, Inc.(9)
            10.18 Operating Agreement of The Loma Company L.L.C.(9)
            10.19 Alliance Agreement, dated as of February 3, 2000, among
                  Tuboscope Inc., Tuboscope Vetco International, Inc., the registrant, Newpark Drilling Fluids, L.L.C., and Newpark Environmental Services, L.L.C.(10)
            10.20 Newpark Resources, Inc. 1999 Employee Stock Purchase
                  Plan.(10)*
            10.21 Agreement, dated May 30, 2000, between the registrant and
                  Fletcher International Ltd., a Bermuda company.(11)
            10.22 Agreement, dated December 28, 2000, between the registrant and
                  Fletcher International Limited, a Cayman Islands company. (12)
            21.1  Subsidiaries of the Registrant+
            23.1  Consent of Arthur Andersen LLP+
            24.1  Powers of Attorney+

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

Dated:          March 13, 2002

                                   NEWPARK RESOURCES, INC.

                                   By:  /s/ James D. Cole
                                        ----------------------------------------
                                        James D. Cole, Chairman of the Board and
                                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

            Signatures                             Title                              Date
            ----------                             -----                              ----
/s/ James D. Cole
-------------------------------
James D. Cole                         Chairman of the Board                      March 13, 2002
                                        and Chief Executive Officer

/s/ Matthew W. Hardey
-------------------------------
Matthew W. Hardey                     Vice President of Finance and              March 13, 2002
                                        Chief Financial Officer

/s/ Eric M. Wingerter
-------------------------------
Eric M. Wingerter                     Vice President and Controller              March 13, 2002
                                        (Principal Accounting Officer)
/s/ Wm. Thomas Ballantine
-------------------------------
Wm. Thomas Ballantine                 President and Director                     March 13, 2002

/s/ David Baldwin
-------------------------------
David Baldwin*                        Director                                   March 13, 2002

/s/ David P. Hunt
-------------------------------
David P. Hunt*                        Director                                   March 13, 2002

/s/ Dr. Alan Kaufman
-------------------------------
Dr. Alan Kaufman*                     Director                                   March 13, 2002

/s/ James H. Stone
-------------------------------
James H. Stone*                       Director                                   March 13, 2002

/s/ Roger C. Stull
-------------------------------
Roger C. Stull*                       Director                                   March 13, 2002

By /s/ James D. Cole
  -----------------------------
*James D. Cole
 Attorney-in-Fact

                                 EXHIBIT INDEX


          Exhibit
            No.                   Description
          -------                 -----------
            3.1   Restated Certificate of Incorporation.(9)
            3.2   Bylaws.(1)
            4.1   Indenture, dated as of December 17, 1997, among the
                  registrant, each of the Guarantors identified therein and
                  State Street Bank and Trust Company, as Trustee.(2)
            4.2   Form of the Newpark Resources, Inc. 8 5/8% Senior Subordinated
                  Notes due 2007, Series B.(2)
            4.3   Form of Guarantees of the Newpark Resources, Inc. 8 5/8 %
                  Senior Subordinated Notes due 2007. (2)
            10.1  Employment Agreement, dated as of October 23, 1990, between the registrant and James D. Cole.(1)*
            10.2  Lease Agreement, dated as of May 17, 1990, by and between
                  Harold F. Bean Jr. and Newpark Environmental Services, Inc.
                  ("NESI").(1)
            10.3  Lease Agreement, dated as of July 29, 1994, by and between
                  Harold F. Bean Jr. and NESI.(3)
            10.4  Building Lease Agreement, dated April 10, 1992, between the registrant and The Traveler's Insurance Company.(4)
            10.5  Building Lease Agreement, dated May 14, 1992, between State
                  Farm Life Insurance Company, and SOLOCO, Inc.(4)
            10.6  Operating Agreement, dated June 30, 1993, between Goldrus
                  Environmental Services, Inc. and NESI.(3)
            10.7  Amended and Restated 1993 Non-Employee Directors' Stock Option
                  Plan.(9)*
            10.8  1995 Incentive Stock Option Plan.(5)*

          Exhibit
            No.                   Description
          -------                 -----------
            10.9  Exclusive License Agreement, dated June 20, 1994, between
                  SOLOCO, Inc. and Quality Mat Company.(3)
            10.10 Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, NA,
                  Credit Lyonnaise, Royal Bank of Canada, Hibernia National
                  Bank, Comerica Bank and Whitney National Bank as lenders (the
                  "Lenders").+
            10.11 Amended and Restated Guaranty, dated January 31, 2002, among the registrant's subsidiaries named therein, as guarantors, and the Lenders.+
            10.12 Amended and Restated Security Agreement, dated January 31,
                  2002, among the registrant and the subsidiaries of the
                  registrant named therein, as grantors, and the Lenders.+
            10.13 Amended and Restated Stock Pledge Agreement, dated January 31,
                  2002, among the registrant, as borrower, and the Lenders.+
            10.14 Settlement of Arbitration and Release, dated July 22, 1998, among the registrant and U.S. Liquids, Inc.(9)
            10.15 Payment Agreement, dated December 31, 1998, among the registrant, Newpark Environmental Services, Inc. and U.S.
                  Liquids, Inc.(9)
            10.16 Option Agreement, dated December 31, 1998, among the registrant, Newpark Environmental Services, Inc. and U.S.
                  Liquids, Inc.(9)
            10.17 Noncompetition Agreement of September 16, 1998, among the registrant and U.S. Liquids, Inc.(9)
            10.18 Operating Agreement of The Loma Company L.L.C.(9)
            10.19 Alliance Agreement, dated as of February 3, 2000, among
                  Tuboscope Inc., Tuboscope Vetco International, Inc., the
                  registrant, Newpark Drilling Fluids, L.L.C., and Newpark
                  Environmental Services, L.L.C.(10)
            10.20 Newpark Resources, Inc. 1999 Employee Stock Purchase
                  Plan.(10)*
            10.21 Agreement, dated May 30, 2000, between the registrant and
                  Fletcher International Ltd., a Bermuda company.(11)
            10.22 Agreement, dated December 28, 2000, between the registrant and
                  Fletcher International Limited, a Cayman Islands company. (12)
            21.1  Subsidiaries of the Registrant+
            23.1  Consent of Arthur Andersen LLP+
            24.1  Powers of Attorney+

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