Form 10-Q
period 2002-03-31
NEWPARK RESOURCES INC
filed 2002-05-06
CIK 71829

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


For the quarterly period ended March 31, 2002         Commission File No. 1-2960


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

                            Yes    X      No
                                -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock, $0.01 par value: 70,797,796 shares at May 1, 2002.

================================================================================

                             NEWPARK RESOURCES, INC.
                               INDEX TO FORM 10-Q
                        FOR THE THREE MONTH PERIOD ENDED
                                 March 31, 2002



Item                                                                                             Page
Number      Description                                                                        Number
------      -----------                                                                        ------
            PART I

  1         Unaudited Consolidated Financial Statements:
                Balance Sheets as of March 31, 2002 and
                     December 31, 2001 ............................................................3
                Statements of Income for the Three Month Periods
                     Ended March 31, 2002 and 2001.................................................4
                Statements of Comprehensive Income for the Three Month
                     Periods Ended March 31, 2002 and 2001.........................................5
                Statements of Cash Flows for the Three Month Periods
                     Ended March 31, 2002 and 2001.................................................6
                Notes to Unaudited Consolidated Financial Statements ..............................7
  2         Management's Discussion and Analysis of Financial
                Condition and Results of Operations...............................................12
  3         Quantitative and Qualitative Disclosures about Market Risk............................20

            PART II

  6         Exhibits and Reports on Form 8-K......................................................23
            Signatures............................................................................24

Newpark Resources, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                              March 31,   December 31,
(In thousands, except share data)                                2002        2001
---------------------------------                             ---------   ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                $   5,496    $   7,504
     Trade accounts receivable, less allowance
          of $2,177 in 2002 and $2,159 in 2001                   75,428       86,702
     Notes and other receivables                                  3,778        2,567
     Inventories                                                 44,541       44,144
     Deferred tax asset                                           4,272        4,272
     Other current assets                                        10,293        9,131
                                                              ---------    ---------
          TOTAL CURRENT ASSETS                                  143,808      154,320

Property, plant and equipment, at cost, net of
     accumulated depreciation                                   205,984      208,476
Goodwill, net of accumulated amortization                       105,746      105,767
Deferred tax asset                                               18,768       19,609
Other intangible assets, net of accumulated amortization         12,214       12,437
Other assets                                                     21,362       21,879
                                                              ---------    ---------
                                                              $ 507,882    $ 522,488
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                     $   3,189    $   3,355
     Accounts payable                                            22,972       26,588
     Accrued liabilities                                         22,695       21,018
                                                              ---------    ---------
          TOTAL CURRENT LIABILITIES                              48,856       50,961

Long-term debt                                                  162,015      176,954
Other non-current liabilities                                       551          619
Commitments and contingencies                                        --           --

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 1,000,000 shares
          authorized, 390,000 shares outstanding                 74,082       73,970
     Common Stock, $.01 par value, 100,000,000 shares
          authorized, 70,691,019 shares outstanding in 2002
          and 70,332,017 in 2001                                    707          703
     Paid-in capital                                            336,813      335,117
     Unearned restricted stock compensation                        (786)        (940)
     Accumulated other comprehensive income                      (2,013)      (2,032)
     Retained deficit                                          (112,343)    (112,864)
                                                              ---------    ---------
          TOTAL STOCKHOLDERS' EQUITY                            296,460      293,954
                                                              ---------    ---------
                                                              $ 507,882    $ 522,488
                                                              =========    =========


          See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Month Periods Ended March 31,
(Unaudited)

(In thousands, except per share data)             2002        2001
-------------------------------------           --------    --------
Revenues                                        $ 75,110    $ 99,397
Operating costs and expenses:
     Cost of services provided                    48,646      61,030
     Operating costs                              19,654      19,106
                                                --------    --------
                                                  68,300      80,136

General and administrative expenses                1,517       1,070
Goodwill amortization                                 --       1,234
                                                --------    --------
Operating income                                   5,293      16,957

Foreign currency exchange loss                         4         491
Interest income                                     (171)       (233)
Interest expense                                   3,122       4,215
                                                --------    --------
Income before income taxes                         2,338      12,484

Provision for income taxes                           842       4,495
                                                --------    --------
Net income                                         1,496       7,989

Less:
     Preferred stock dividends                       863         863
     Accretion of discount on preferred stock        112         112
                                                --------    --------

Net income applicable to common and common
     equivalent shares                          $    521    $  7,014
                                                ========    ========

Basic and diluted net income per common and
     common equivalent share                    $   0.01    $   0.10
                                                ========    ========


           See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Month Periods Ended March 31,
(Unaudited)

(In thousands)                                         2002     2001
--------------                                       -------   -------
Net income                                           $ 1,496   $ 7,989

Other comprehensive income (loss):
          Foreign currency translation adjustments        19    (1,304)
                                                     -------   -------

Comprehensive income                                 $ 1,515   $ 6,685
                                                     =======   =======


           See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31,
(Unaudited)

(In thousands)                                                    2002        2001
--------------                                                  --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  1,496    $  7,989

Adjustments to reconcile net income to net cash provided by
     operating activities:
     Depreciation and amortization                                 6,076       6,413
     Provision for deferred income taxes                             842       4,495
     Other                                                          (956)       (113)
Change in assets and liabilities:
     Decrease (increase) in accounts and notes receivable         10,020     (21,318)
     Decrease (increase) in inventories                             (397)        140
     Increase in other assets                                     (1,640)     (7,807)
     Increase (decrease) in accounts payable                      (3,820)      5,131
     Increase in accrued liabilities and other                     1,606       4,149
                                                                --------    --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     13,227        (921)
                                                                --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                         (3,089)     (7,612)
     Proceeds from disposal of property, plant and equipment       1,446       1,049
     Payments received on notes receivable                           674          27
                                                                --------    --------
          NET CASH USED IN INVESTING ACTIVITIES                     (969)     (6,536)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on lines of credit                             (14,199)    (21,357)
     Principal payments on notes payable and long-term debt         (906)        (96)
     Proceeds from exercise of stock options                         839         239
                                                                --------    --------
          NET CASH USED IN FINANCING ACTIVITIES                  (14,266)    (21,214)
                                                                --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (2,008)    (28,671)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     7,504      31,245
                                                                --------    --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                  $  5,496    $  2,574
                                                                ========    ========


           See Accompanying Notes to Consolidated Financial Statements

                             NEWPARK RESOURCES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. ("Newpark") as of March 31, 2002, and the results of its operations and its cash flows for the three month periods ended March 31, 2002 and 2001. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 2001 audited financial statements and related notes filed on Form 10-K. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - EARNINGS PER SHARE

         The following table presents the reconciliation of the numerator and denominator for calculating income per share in accordance with the disclosure requirements of SFAS 128 (in thousands, except per share amounts).

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            2002       2001
                                                          --------   -------
Income applicable to common and common equivalent shares   $   521   $ 7,014
Add:
Series B and C Preferred Stock dividends                        --       675
                                                           -------   -------
Adjusted income applicable to common and common
 equivalent shares                                         $   521   $ 7,689
                                                           =======   =======

Weighted average number of common shares outstanding        70,490    69,674
Add:
Net effect of dilutive stock options and warrants              451       792
Shares assumed issued upon conversion of Series B
 and C Preferred Stock                                          --     7,758
                                                           -------   -------
Adjusted weighted average number of common shares
 outstanding                                                70,941    78,224
                                                           =======   =======
Basic and diluted income applicable to common and
 common equivalent shares                                  $   .01   $   .10
                                                           =======   =======

         Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2002 and 2001, Newpark had dilutive stock options and warrants of approximately 2.3 million shares and 4.0 million shares, respectively, which were assumed exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods.

         Options and warrants to purchase a total of approximately 8.3 million shares and 5.9 million shares of common stock were outstanding during the three months ended March 31, 2002 and 2001, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.

          The net effect of the assumed conversion of the Series A Preferred Stock has been excluded from the computation of diluted income per share for all periods presented because the effect would be anti-dilutive. The net effects of the assumed conversion of the Series B and Series C Preferred Stock has been excluded from the computation of diluted income per share for the quarter ended March 31, 2002 because the effects would be anti-dilutive.

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE

         Included in trade accounts receivable at March 31, 2002 and December 31, 2001 are (in thousands):

                                                      March 31,  December 31,
                                                        2002         2001
                                                      ---------  ------------
Trade receivables                                     $ 73,357    $ 86,765
Unbilled revenues                                        4,248       2,096
                                                      --------    --------
   Gross trade receivables                              77,605      88,861
Allowance for doubtful accounts                         (2,177)     (2,159)
                                                      --------    --------
   Net trade receivables                              $ 75,428    $ 86,702
                                                      ========    ========

NOTE 4 - INVENTORIES

         Newpark's inventories consisted of the following items at March 31, 2002 and December 31, 2001:

                                                      March 31,  December 31,
                                                        2002         2001
                                                      ---------  ------------
Composite mats                                          $11,417   $10,854
Drilling fluids raw material and components              28,269    27,243
Logs                                                      3,689     5,081
Supplies                                                    306       311
Other                                                       860       655
                                                        -------   -------
   Total                                                $44,541   $44,144
                                                        =======   =======

NOTE 5 - LONG-TERM DEBT

         As of March 31, 2002, Newpark had outstanding $125 million of unsecured senior subordinated notes (the "Notes") which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on June 15 and December 15.

         In November 2001, Newpark entered into an interest-rate swap instrument, effectively converting the Notes to a floating rate for a two year period. The swap arrangement expires in December 2003. Under the terms of the swap instrument, Newpark is to receive cash inflows equivalent to the semi-annual fixed rate interest payments due under the Notes in exchange for the obligation to pay semi-annual variable-rate interest payments. The variable rate payments are based on the Libor rate in effect on the payment date, plus a spread of 4.67%. The variable rate payments are payable semi-annually to match the payment dates of the fixed rate interest obligations under the Notes. The effective rate on the variable rate payments as of March 31, 2002, based on the expected Libor rate in effect on the next payment date, was 7.17%.

         Newpark has designated this instrument as an ineffective fair value hedge. Accordingly, changes in the instrument's fair value are to be recognized currently in earnings. As of March 31, 2002, Newpark recorded the fair value of the interest-rate swap instrument on the balance sheet as a component of accrued liabilities in the amount of $262,000. This is an increase of $207,000 from the liability recorded as of December 31, 2001. This increase in the recorded liability was recognized as a component of interest expense for the quarter ended March 31, 2001.

         As of March 31, 2002, Newpark also maintained a $100.0 million bank credit facility, including up to $25.0 million in standby letters of credit, in the form of a revolving line of credit commitment, which expires February 27, 2005. At March 31, 2002, $13.1 million in letters of credit were issued and outstanding under the facility and $25.5 million was outstanding under the revolving facility, leaving $61.4 million of availability under this facility at March 31, 2002. The facility bears interest at either a specified prime rate (4.75% at March 31, 2002) or the LIBOR rate (2.05% at March 31, 2002), in each case plus a spread determined quarterly based on the ratio of Newpark's funded debt to cash flow. The weighted average interest rates on the outstanding balance under the credit facility for the first three months of 2002 and 2001 were 4.25% and 9.69%, respectively.

         The credit facility contains certain financial covenants. As of March 31, 2002, Newpark was in compliance with the covenants contained in the Credit Facility, as amended and restated.

NOTE 6 - NEW ACCOUNTING STANDARDS

         On January 1, 2002, Newpark adopted Statement of Financial Accounting Standards No. 141 and 142. These Standards, among other requirements, (i) prohibit the use of pooling-of-interests method of accounting for business combinations, (ii) require that goodwill not be amortized in any circumstance, and (iii) require that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The Standards established a new method for testing goodwill for impairment based on a fair value concept. Newpark completed its fair value testing of goodwill balances during the quarter ended March 31, 2002 and determined that its existing goodwill balances were not impaired under the new standards. Upon adoption of the Standards on January 1, 2002, Newpark ceased to amortize its remaining goodwill balance. Goodwill amortization was approximately $1.2 million for the quarter ended March 31, 2001.

         The table below reconciles Newpark's net income and earnings per share as reported to the amounts that would have been reported had these Standards been adopted as of January 1, 2001 (in thousands, except per share amounts):

                                                                March 31,   March 31,
                                                                  2002        2001
                                                                ---------   ---------
Net income:

  As reported                                                     $1,496     $7,989
  Goodwill amortization, net of tax                                   --        977
                                                                  ------     ------
  As adjusted                                                     $1,496     $8,966
                                                                  ======     ======

Net income applicable to common and common equivalent shares:

  As reported                                                     $  521     $7,014
  Goodwill amortization, net of tax                                   --        977
                                                                  ------     ------
  As adjusted                                                     $  521     $7,991
                                                                  ======     ======

Basic and diluted earnings per share:

  As reported                                                     $  .01     $  .10
  Goodwill amortization, net of tax                                   --        .01
                                                                  ------     ------
  As adjusted                                                     $  .01     $  .11
                                                                  ======     ======

NOTE 7 - SEGMENT DATA

         Summarized financial information concerning Newpark's reportable segments is shown in the following table (dollars in thousands):

                                          Three Months Ended
                                              March 31,             Increase/(Decrease)
                                          2002         2001           $             %
                                        --------     --------     --------      --------
Revenues by segment:
E&P waste disposal                      $ 11,064     $ 14,672     $ (3,608)          (25)%
Fluids sales & engineering                42,079       50,401       (8,322)          (17)
Mat & integrated services                 21,967       34,324      (12,357)          (36)
                                        --------     --------     --------
   Total revenues                       $ 75,110     $ 99,397     $(24,287)          (24)%
                                        ========     ========     ========

Operating income by segment:
E&P waste disposal                      $    554     $  4,228     $ (3,674)          (87)%
Fluids sales & engineering                 4,004        6,025       (2,021)          (34)
Mat & integrated services                  2,252        9,008       (6,756)          (75)
                                        --------     --------     --------
   Total by segment                     $  6,810     $ 19,261     $(12,451)          (65)
General and administrative expenses        1,517        1,070          447            42
Goodwill amortization                         --        1,234       (1,234)         (100)
                                        --------     --------     --------
   Total operating income               $  5,293     $ 16,957     $(11,664)          (69)%
                                        ========     ========     ========

The amounts above are shown net of intersegment transfers.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Under a Settlement Agreement with U.S. Liquids (USL), Newpark had the right, but not the obligation, to deliver specified volumes of E&P Waste to USL's facilities until June 30, 2001. Subject to certain conditions, Newpark could extend this arrangement for two additional one-year terms at an annual cost of $8 million, subject to adjustment based on increases in the Consumer Price Index. Newpark had extended the agreement to June 30, 2002, but has informed USL that it will not exercise its right to extend this arrangement beyond the current expiration date. Accordingly, effective July 1, 2002, Newpark will be relieved of any future obligation to pay USL under the terms of the Settlement Agreement.

NOTE 9 - SUBSEQUENT EVENTS

         Newpark has signed a letter of intent with the holder of all of the outstanding shares of Series A Preferred Stock (Series A Stock) to purchase all of the outstanding shares of Series A Stock. The contemplated purchase price is $15 million plus an amount equal to the accrued but unpaid dividends on the Series A Stock through the date of purchase. Upon execution of a definitive agreement allowing for this purchase, Newpark plans to file a registration statement on Form S-3 to sell only the number of shares of common stock that will be required to pay the purchase price and the expenses of the offering. Newpark believes this purchase and offering will have substantially the same effect as if the Series A Stock had been converted into common stock. Upon completion of the purchase the unamortized balance of the original discount received by the purchaser of the Series A Stock will be charged as a reduction to income available to common stockholders. The unamortized balance of this discount as of March 31, 2002 was $918,000.

         Under the original terms of the Series A Stock, effective April 15, 2002, the dividend rate on this issuance is subject to adjustment from 5% to a rate equal to the current yield to maturity on the Notes plus 2.5%. Under the terms of the letter of intent, the holder of the Series A Stock has agreed to defer the adjustment through May 31, 2002, provided that Newpark completes the purchase by that date.

         On April 15, 2002, Newpark and the holder of the 120,000 outstanding shares of Series C Preferred Stock (Series C Stock) entered into an agreement under which the holder elected to convert the Series C Stock into common stock as of April 15, 2002, at the variable conversion price then in effect under the governing documents of the Series C Stock, if certain additional agreements are entered into by May 15, 2002. The holder has the right to waive this condition. If this condition is not timely met or waived, the election to convert is automatically rescinded. If the condition is met or waived and the conversion occurs, the applicable conversion price would be $6.30, resulting in the issuance of 4,785,589 shares of common stock including 27,360 shares issuable with respect to accrued but unpaid dividends through April 15, 2002.

         Upon the purchase of the Series A Stock and conversion of the Series C Stock, Newpark will cease to accrue dividends at the rate of 5%, or $750,000 per year and 4.5%, or $1,350,000 per year, respectively. This reduction in dividends will significantly offset any dilution to common stockholders that would occur as a result of the purchase and conversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our "Unaudited Consolidated Financial Statements" and "Notes to Unaudited Consolidated Financial Statements" as well as our annual report on Form 10-K for the year ended December 31, 2001.

OPERATING ENVIRONMENT AND RECENT DEVELOPMENTS

         Our operating results depend primarily on the level of oil and gas drilling activity in the markets we serve. These levels in turn depend, to a great extent, on oil and gas commodities pricing, inventory levels and product demand. Key average rig count data for the last five quarters is listed in the following table:

                                          1Q01          2Q01           3Q01          4Q01          1Q02
                                        --------       --------       -------       -------      --------
   U.S. Rig Count                          1,137         1,239         1,242         1,004          814
   Gulf Coast market                         301           321           299           258          224
   Gulf Coast market to total               26.5%         25.9%         24.1%         25.7%        27.5%
   Canadian Rig Count                        553           251           322           278          377

---------

Source:  Baker Hughes Incorporated

         Our primary Gulf Coast market, which accounted for approximately 68% of first quarter 2002 revenues, includes: (1) South Louisiana Land; (2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. The Canadian market accounted for approximately 12% of 2002 first quarter revenues. Much of the terrain throughout the oil and gas-producing region of Canada presents soil stability and access problems similar to those encountered in the marsh areas of the U.S. Gulf Coast region. Much of the drilling activity in Canada has historically been conducted when winter temperatures freeze the soil and stabilize it, allowing safe access. Quarterly fluctuations in the Canadian rig count generally reflect the seasonal nature of drilling activity related to these access issues.

         Natural gas production accounts for the majority of activity in the markets that we serve. Gas storage levels and demand for natural gas have a significant impact on gas pricing, which, in turn, affects drilling activity, as gas suppliers need to maintain adequate storage for peak demand levels and insure adequate supplies for anticipated future demand.

         Rising commodity prices moderated the demand for natural gas beginning in the second half of 2000, as some commercial users switched to less costly alternate fuel sources when possible. This moderating demand, due to both high gas prices and declining economic activity, resulted in record high levels of gas storage during 2001 and contributed to a decline in commodity prices and exploration activity. Significant declines in exploration activity began in the fourth quarter of 2001 and continued into the first quarter of 2002. The average U.S. rig count declined 34% to 814 in the first quarter of 2002, as compared to the peak of 1,242 for the third quarter of 2001, and declined 28% as compared to the first quarter of 2001. According to Baker Hughes Incorporated, as of the week ended April 26, 2002, the U.S. rig count was 766, with 201 rigs, or 26.2%, within our primary Gulf Coast market.

         The present weakness in commodity prices has also affected activity in the other markets that we serve. Canadian rig activity in the first quarter of 2002 was 32% below the comparable period in 2001. The traditional surge in Canadian activity during the winter season has not been as significant as in recent years. As of the week ended April 26, 2002, the Canadian rig count was down to 84, the lowest level in three years.

         We have begun to penetrate non-oilfield markets with our new Dura-Base(TM) composite mat system. The continued development of new markets for this product could also help mitigate expected declines in 2002 for our traditional oilfield mat and integrated services market, especially in Canada. During the first quarter of 2002, 2,300 of the 3,800 composite mats sold were to non-oilfield customers.

         The Environmental Protection Agency recently published final regulations imposing new limitations on the discharge into the Gulf of Mexico of cuttings from wells drilled using synthetic oil-based fluid systems. These regulations became effective February 19, 2002, with compliance phased in over a period of six months thereafter. We believe that the new regulations could result in an increase in waste disposal volume in this market and increase the demand for our DeepDrill(TM) family of drilling fluids products.

OTHER MARKET TRENDS

         Current short-term industry forecasts suggest that the average number of rigs active in our primary Gulf Coast market is likely to continue to decline through the second quarter of 2002, but begin an upward trend thereafter. While the average number of rigs is expected to decline in the second quarter, we anticipate continued market penetration of critical, deep water and geologically deeper wells with our DeepDrill(TM) family of products, which should help to lessen the effects of these expected declines. We believe that Canadian drilling activity will continue to be weak throughout 2002 as compared to 2001.

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

RESULTS OF OPERATIONS

         Summarized financial information concerning Newpark's reportable segments is shown in the following table (dollars in thousands):

                                                Three Months Ended
                                                     March 31,                Increase/(Decrease)
                                                2002           2001            $               %
                                             ----------     ----------     ----------      ----------
Revenues by segment:
E&P waste disposal                           $   11,064     $   14,672     $   (3,608)            (25)%
Fluids sales & engineering                       42,079         50,401         (8,322)            (17)
Mat & integrated services                        21,967         34,324        (12,357)            (36)
                                             ----------     ----------     ----------
   Total revenues                            $   75,110     $   99,397     $  (24,287)            (24)%
                                             ==========     ==========     ==========

Operating income by segment:
E&P waste disposal                           $      554     $    4,228     $   (3,674)            (87)%
Fluids sales & engineering                        4,004          6,025         (2,021)            (34)
Mat & integrated services                         2,252          9,008         (6,756)            (75)
                                             ----------     ----------     ----------
   Total by segment                          $    6,810     $   19,261     $  (12,451)            (65)
General and administrative expenses               1,517          1,070            447              42
Goodwill amortization                                --          1,234         (1,234)           (100)
                                             ----------     ----------     ----------
   Total operating income                    $    5,293     $   16,957     $  (11,664)            (69)%
                                             ==========     ==========     ==========

The amounts above are shown net of intersegment transfers.

         On January 1, 2002, Newpark adopted Statement of Financial Accounting Standards No. 141 and 142. These Standards, among other requirements, (i) prohibit the use of pooling-of-interests method of accounting for business combinations, (ii) require that goodwill not be amortized in any circumstance, and (iii) require that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The Standards established a new method for testing goodwill for impairment based on a fair value concept. Newpark completed its fair value testing of goodwill balances during the quarter ended March 31, 2002 and determined that its existing goodwill balances were not impaired under the new standards. Upon adoption of the Standards on January 1, 2002, Newpark ceased to amortize its remaining goodwill balance. Goodwill amortization was approximately $1.2 million, or $977,000 net of tax, for the quarter ended March 31, 2001.

         The table below reconciles Newpark's net income and earnings per share as reported to the amounts that would have been reported had these Standards been adopted as of January 1, 2001 (in thousands, except per share amounts):

                                                                       March 31,      March 31,
                                                                          2002           2001
                                                                       ----------     ----------
Net income:
  As reported                                                          $    1,496     $    7,989
  Goodwill amortization, net of tax                                            --            977
                                                                       ----------     ----------
  As adjusted                                                          $    1,496     $    8,966
                                                                       ==========     ==========

Net income applicable to common and common equivalent shares:
  As reported                                                          $      521     $    7,014
  Goodwill amortization, net of tax                                            --            977
                                                                       ----------     ----------
  As adjusted                                                          $      521     $    7,991
                                                                       ==========     ==========

Basic and diluted earnings per share:
  As reported                                                          $      .01     $      .10
  Goodwill amortization, net of tax                                            --            .01
                                                                       ----------     ----------
  As adjusted                                                          $      .01     $      .11
                                                                       ==========     ==========

Revenues

         E&P Waste Disposal: Waste disposal revenue declined $3.6 million, or 25%, on a 32% decline in waste volumes received. During the first quarter of 2002, we received 730,000 barrels of E&P waste, compared to 1,078,000 barrels in the comparable quarter of 2001. This decline in waste volumes received is due primarily to the 28% decline in active rigs and the entrance of several new competitors into our market during the last cycle. The average revenue per barrel increased 11% to $12.94, as compared to an average of $11.70 for the first quarter of 2001, as a result of favorable changes in the mix of waste streams received.

         Regulations limiting offshore discharges of synthetic fluids and drill cuttings containing synthetic fluids were finalized and became effective February 19, 2002, with a six month phase in period allowed. These regulations prohibit the discharge of synthetic fluids and reduce the allowable percentage of synthetic fluids contained in drill cuttings to 6.9% of total discharges by volume. We expect to experience some increase in waste volumes as a result of these new regulations once they are phased in.

         Fluids Sales and Engineering: Revenues for this segment declined $8.3 million, or 17%, to $42.1 million during the first quarter of 2002, as compared to the first quarter of 2001. The average number of rigs we serviced declined by 34%, from 196 in 2001 to 130 in 2002. The revenue decline was significantly less than the decline in the number of rigs serviced as we continued to benefit from our focus on deeper drilling projects in key markets. As a result, the average annual revenue per rig increased 26% to approximately $1.3 million in the first quarter of 2002, as compared to approximately $1.0 million for the comparable period in 2001.

         Beginning in March 2002, we experienced an increase in programming requests for new drilling fluids projects, which are beginning to turn into revenue opportunities in the second quarter of 2002 and could result in revenue growth for the second half of 2002. We anticipate that drilling fluids revenue will lead our revenue growth over the remainder of the year, with expected improvement in drilling activity.

         The new synthetic based fluid regulations could also impact favorably the acceptance of our DeepDrill(TM) family of products, since the discharge of these products would be exempt from these new regulations, thus reducing the disposal costs of our customers. These new regulations have helped us recently to open discussions about our drilling fluids products, services, and capabilities with many operators who are not currently drilling fluids customers

         Mat and Integrated Services: Mat rental revenue for the quarter was $22.0 million, as compared to $34.3 million in the comparable prior year quarter, representing a decline of 36%. Both pricing and volume of mats rented in the core Gulf Coast market declined substantially compared to a year ago due to reduced land drilling activity and the absence of activity in the marsh and transition zone market during the first quarter of 2002. Average rental pricing declined to $.61 from $1.39 per square foot, and the volume of mats installed declined 35% to 3.2 million square feet. In addition to the decline in new installation volume and pricing, the volume of re-rentals (i.e. revenues which extend beyond the initial contractual period), the most profitable revenues for this segment, declined by more than 50% in the first quarter of 2002 as compared to 2001. Highly competitive pricing in the Gulf Coast mat rental market is expected to persist until land and marsh drilling activity improves, which is expected to occur later in 2002.

         During the first quarter of 2002, we sold 3,800 composite mats, generating revenue of $5.9 million, as compared to $8.9 million of revenue on 5,700 mats sold in the comparable period of 2001. The sales in 2002 were outside our historic oilfield markets and included the first shipment of composite mats to Alaska. We continue to develop leads on several large projects outside of our primary North American oil service market, and expect that these new markets will be the source of increasing composite mat revenue for the remainder of 2002. Sales to these new markets are also expected to help offset the declines we have experienced in composite mat sales to the Canadian market in 2002. With improvement in commodity pricing, we anticipate that Canadian composite mat sales will increase again in 2003.

Operating Income

         E&P Waste Disposal: Waste disposal operating income declined $3.7 million on a $3.6 million decline in revenues. Operating costs remained unchanged for this segment during the first quarter of 2002, as compared to the first quarter of 2001. Operating costs declined by $1.3 million as compared to the fourth quarter of 2001. Of this amount, $400,000 results from lower variable process costs due to reduced volume handled in the quarter. The remaining $900,000 reduction reflects fixed cost reduction efforts. We expect to fully implement our cost reduction measures by July 1, 2001, at which time our obligations under a settlement agreement with U.S. Liquids (USL) will be eliminated as further discussed below.

         In December 2000, we exercised our option to extend our right to dispose of specified volumes of E&P waste at some of USL's disposal facilities for one year from July 1, 2001, under the terms of a settlement agreement. As part of this extension, we doubled the amount of waste volume that we could dispose of at these facilities and extended USL's agreement not to compete with us in the E&P disposal business until June 30, 2002. We exercised this option in anticipation of increased volumes of waste streams resulting from the recently enacted discharge regulations for synthetic fluids. In consideration of the extension of the agreement, including extension of the non-competition agreement, our costs of disposal under this contract increased by approximately $2 per barrel beginning July 1, 2001.

         Due to the decline in waste volumes resulting from the decrease in rig activity, and in an effort to improve the variable nature of our waste disposal cost structure, we have not exercised our option to extend our right to dispose of wastes under the settlement agreement beyond the current expiration date of June 30, 2002. Accordingly, as of that date we will be relieved of any future obligation to pay USL under the terms of the settlement agreement and USL will be relieved of any non-competition provisions. The annual commitment under the previously extended settlement agreement was approximately $8.2 million.

         Fluids Sales and Engineering: The $2.0 million decline in fluids sales and engineering operating income is due primarily to the decline in revenue of $8.3 million and represents an incremental margin of 24% (defined as the change in operating income divided by the change in revenues). Operating margins for this segment declined from 12.0% for the quarter ended March 31, 2001 to 9.5% for the quarter ended March 31, 2002, primarily due to lower revenues which resulted in less coverage of fixed operating costs. The operating margin of this segment is affected by the mix of products sold. There is a significant difference in the gross margins recognized on commodity products and those recognized for specialty products. We expect to recognize the benefits of our proprietary products such as DeepDrill(TM) as these products gain wider customer acceptance. In addition, we expect to see margin improvement as we continue to penetrate the offshore Gulf of Mexico market, as sales in this market typically earn higher margins.

         Mat and Integrated Services: Mat and integrated services operating income declined $6.8 million on a $12.4 million decline in revenues, representing an incremental margin of 55%. The high incremental margin is primarily attributable to the significant reduction in re-rental income, this segment's most profitable revenue, and the decline in pricing due to competitive factors. In addition, this decline in incremental margin reflects the impact of lower composite mat sales, which typically generate a gross margin of approximately 45%.

Foreign Currency Gain/Loss

         During the first quarter of 2001, we recognized foreign currency losses of $490,000, primarily associated with composite mat sales in Canada, which typically originate in the U.S. and are denominated in Canadian dollars. Foreign currency losses were insignificant in the first quarter of 2002, primarily as a result of the decline in composite mat sales to Canada.

Interest Income/Expense

         Net interest expense was $3.0 million for the first quarter of 2002, a decrease of $1 million, or 25%, as compared to $4.0 million for the first quarter of 2001. The decrease in net interest cost is due to a decrease of $11.1 million in average outstanding borrowings and a decline in the average effective interest rate from 9.7% in 2001 to 7.4% in 2002. The decrease in the effective interest rate resulted from prime rate and Libor rate reductions experienced during 2001 and the effects of our interest rate swap arrangement entered into in November 2001. The swap arrangement resulted in a decrease in interest expense of $331,000 in 2002 as compared to 2001, after consideration of changes in the valuation of the swap arrangement.

Provision for Income Taxes

         For the quarter ended March 31, 2002 we recorded an income tax provision of $842,000, reflecting an income tax rate of 36%. For the quarter ended March 31, 2001, we recorded an income tax provision of $4.5 million, reflecting an income tax rate of 36%.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from operations for the first quarter totaled $13.2 million and was used principally to fund net capital expenditures of $1.6 million and to repay $15.1 million of debt. With the reduction in planned capital expenditures for 2002 noted below, we plan some further reductions in the outstanding balance of our credit facility in 2002 from operations, in spite of the current weakness in rig activity. Key working capital data is provided below:

                                        March 31,      December 31,
                                      ------------     ------------

Working Capital (000's)               $     94,952     $    103,359
Current Ratio                                 2.94             3.03

         During the first quarter of 2002, we generated approximately $6.4 million of additional cash by reducing non-cash working capital. This reduction in working capital needs was primarily related to a reduction in accounts receivable due to revenue declines and our efforts to reduce total days outstanding. The reduction in accounts receivable in the first quarter was partially offset by decreases in accounts payable. With the likelihood of reduced composite mat sales in 2002, especially in the first half of the year, we have reduced our planned orders of composite mats for delivery in 2002 to 15,000 mats. This reduced number of mat receipts, along with expected 2002 sales, should result in a reduction in our composite mat inventory by the end of 2002.

         We anticipate that our working capital requirements for the first half of 2002 will be minimal as a result of the current weakness in rig activity. If market conditions improve in the second half of 2002 as anticipated, we will likely have to supplement our operating cash flows with borrowings under our credit facility to fund the resulting increase in working capital. Our concerted effort to reduce the outstanding balance of our credit facility has provided us with access to readily available capital resources for the next anticipated upward cycle in activity.

         Our long term capitalization was as follows (in thousands):

                                        March 31,       December 31,
                                          2002              2001
                                      ------------      ------------
Long-term debt:
   Credit facility                    $     25,516      $     39,715
   Subordinated debt                       125,000           125,000
   Other                                    11,499            12,239
                                      ------------      ------------
   Total long-term debt                    162,015           176,954

Stockholders' equity                       296,460           293,954
                                      ------------      ------------

Total capitalization                  $    458,475      $    470,908
                                      ============      ============

Debt to total capitalization                  35.3%             37.6%
                                      ============      ============

         Effective January 31, 2002, we completed the resyndication of our $100 million bank credit facility, expanding the participants to six banks from four, and extending the term through February 2005. The compliance ratios were simplified, and minor technical changes were implemented to simplify the documentation. At March 31, 2002, $13.1 million in letters of credit were issued and outstanding under the facility and $25.5 million was outstanding under the revolving facility, leaving $61.4 million of availability under this facility at March 31, 2002. We plan to limit capital expenditures in 2002 to approximately $12 million, half of which is associated with maintenance capital requirements. We anticipate that cash flow from operations will provide the majority of our cash needs and that the availability under our credit facility will be sufficient to meet our working capital funding needs in any cyclical recovery.

         The credit facility bears interest at either a specified prime rate (4.75% at March 31, 2002) or the LIBOR rate (2.05% at March 31, 2002), in each case plus a spread determined quarterly based on the ratio of Newpark's funded debt to cash flow. The weighted average interest rates on the outstanding balance under the credit facility for the first three months of 2002 and 2001 were 4.25% and 9.69%, respectively.

         The credit facility contains certain financial covenants. As of March 31, 2002, Newpark was in compliance with the covenants contained in the Credit Facility, as amended and restated. Our Senior Subordinated Notes do not contain any financial covenants. However, if we do not meet the financial covenants of the bank credit facility and are unable to obtain an amendment from the banks, we would be in default of the credit facility which would cause the Notes to be in default and immediately due. The Notes, the bank credit facility and the certificates of designation relating to our preferred stock also contain covenants that significantly limit the payment of dividends on our Common Stock.

         With respect to off balance sheet liabilities, we lease most of our office and warehouse space, rolling stock, and certain pieces of operating equipment under operating leases. In addition, as discussed below, during 2001 we entered into a limited duration interest rate swap arrangement. Furthermore, we have issued a guaranty of certain debt obligations of the manufacturer of our composite mats. This guaranty is backed by letters of credit. The underlying debt obligation of the manufacturer matures in approximately six years and current sales of composite mats are generating sufficient cash flows to support this debt, which is amortizing on schedule. The details of these various arrangements are more fully disclosed in the "Notes to the Financial Statements" included in Form 10-K for the year ended December 31, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain market risks that are inherent in our financial instruments arising from transactions that are entered into in the normal course of business. Historically, we have not entered into derivative financial instrument transactions to manage or reduce market risk or for speculative purposes. However, in November 2001, we did enter into an interest-rate swap arrangement. A discussion of our primary market risk exposure in financial instruments is presented below.

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

         In November 2001, we entered into an interest-rate swap arrangement, effectively converting our $125 million fixed-rate senior subordinated notes to a floating rate for a two year period. The swap arrangement expires in December 2003. We are accounting for this instrument under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We have designated this instrument as an "ineffective fair value hedge". Accordingly, changes in the instrument's fair value are to be recognized currently in earnings. As of March 31, 2002, we recorded the fair value of the interest-rate swap instrument on the balance sheet as a component of accrued liabilities in the amount of $262,000. This is an increase of $207,000 from the liability recorded as of December 31, 2001. This increase in the recorded liability was recognized as a component of interest expense for the quarter ended March 31, 2001.

         Under the terms of the swap instrument, we are to receive cash inflows equivalent to the semi-annual fixed rate interest payments due under the Notes (which accrue at a fixed rate of 8.625%) in exchange for the obligation to pay semi-annual variable-rate interest payments. The variable rate payments are based on the Libor rate in effect on the payment date, plus a spread of 4.67%. The variable rate payments are payable semi-annually to match the payment dates of the fixed rate interest obligations under the Notes. The effective rate on the variable rate payments as of March 31, 2002, based on the expected Libor rate in effect on the next payment date, was 7.2%.

         The Notes mature on December 15, 2007. There are no scheduled principal payments under the Notes prior to the maturity date. However, all or some of the Notes may be redeemed at a premium after December 15, 2002. We have no current plans to repay the Notes ahead of their scheduled maturity.

         During the three months ended March 31, 2002, we reduced our total long-term variable-rate debt by $14.2 million.

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

         o our ability to maintain the necessary permits to operate our non-hazardous waste disposal wells and our ability to successfully compete in this market;

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

         o any delays in implementing the new synthetic fluids disposal regulations or the failure of these regulations to materially impact waste disposal volumes or drilling fluids revenues; and

         o any increases in interest rates under our credit facility either as a result of increases in the prime or LIBOR rates or as a result of changes in our funded debt to cash flow ratio.

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




Date: May 3, 2002


                                        NEWPARK RESOURCES, INC.




                                        By:  /s/ Matthew W. Hardey
                                             -----------------------------------
                                             Matthew W. Hardey, Vice President
                                                and Chief Financial Officer