Form 10-Q
period 2002-06-30
NEWPARK RESOURCES INC
filed 2002-08-12
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002	Commission File No. 1-2960

Newpark Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1123385
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3850 N. Causeway, Suite 1770
Metairie, Louisiana	70002
(Address of principal executive offices)	(Zip Code)

(504) 838-8222
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [✓]     No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, $0.01 par value: 73,142,306 shares at August 9, 2002.

1 of 27

NEWPARK RESOURCES, INC.
INDEX TO FORM 10-Q
FOR THE THREE MONTH PERIOD ENDED
June 30, 2002

Item		Page
Number	Description	Number

	PART I

1	Consolidated Financial Statements:
	Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001 (Audited)	3
	Statements of Income for the Three Month and Six Month Periods Ended June 30, 2002 and 2001 (Unaudited)	4
	Statements of Comprehensive Income for the Six Month Periods Ended June 30, 2002 and 2001(Unaudited)	5
	Statements of Cash Flows for the Six Month Periods Ended June 30, 2002 and 2001 (Unaudited)	6
	Notes to Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
3	Quantitative and Qualitative Disclosures about Market Risk	22

	PART II

2	Changes in Securities and Use of Proceeds	25
4	Submission of Matters to a Vote of Security Holders	25
6	Exhibits and Reports on Form 8-K	25
	Signatures	27

Newpark Resources, Inc.
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30,	December 31,

(In thousands, except share data)	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$3,194	$7,504
Trade accounts receivable, less allowance of $2,181 in 2002 and $2,159 in 2001	88,579	86,702
Notes and other receivables	4,503	2,567
Inventories	49,472	44,144
Deferred tax asset	4,316	4,272
Other current assets	12,631	9,131

Total current assets	162,695	154,320

Property, plant and equipment, at cost, net of accumulated depreciation	204,853	208,476
Goodwill, net of accumulated amortization	112,752	105,767
Deferred tax asset	18,435	19,609
Other intangible assets, net of accumulated amortization	12,898	12,437
Other assets	20,812	21,879

	$532,445	$522,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$5,039	$—
Current maturities of long-term debt	3,181	3,355
Accounts payable	29,936	26,588
Accrued liabilities	17,691	21,018

Total current liabilities	55,847	50,961

Long-term debt	173,511	176,954
Other non-current liabilities	552	619

Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized, 240,000 shares outstanding in 2002 and 390,000 in 2001	60,000	73,970
Common Stock, $.01 par value, 100,000,000 shares authorized, 73,077,145 shares outstanding in 2002 and 70,332,017 in 2001	731	703
Paid-in capital	355,915	335,117
Unearned restricted stock compensation	(631)	(940)
Accumulated other comprehensive income	(351)	(2,032)
Retained deficit	(113,129)	(112,864)

Total stockholders’ equity	302,535	293,954

	$532,445	$522,488

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Operations
For the Three and Six Month Periods Ended June 30,
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2002	2001	2002	2001

Revenues	$77,555	$108,331	$152,665	$207,728
Operating costs and expenses:
Cost of services provided	50,975	66,073	99,621	127,103
Operating costs	21,650	20,164	41,304	39,270

	72,625	86,237	140,925	166,373
General and administrative expenses	1,617	1,197	3,134	2,267
Goodwill amortization	—	1,233	—	2,467

Operating income	3,313	19,664	8,606	36,621

Foreign currency exchange (gain) loss	(79)	(246)	(75)	245
Interest income	(177)	(215)	(348)	(448)
Interest expense	1,821	4,190	4,943	8,405

Income before income taxes	1,748	15,935	4,086	28,419
Provision for income taxes	629	5,737	1,471	10,232

Net income before effects of preferred stock	1,119	10,198	2,615	18,187
Less:
Preferred stock dividends and accretion	850	975	1,825	1,950
Other non-cash preferred stock charges	1,055	—	1,055	—

Net income (loss) applicable to common and common equivalent shares	$(786)	$9,223	$(265)	$16,237

Basic and diluted net income per common and common equivalent share	$(0.01)	$0.13	$(0.00)	$0.23

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income
For the Six Month Periods Ended June 30,
(Unaudited)

(In thousands)	2002	2001

Net income	$2,615	$10,198
Other comprehensive income (loss):
Foreign currency translation adjustments	1,681	(346)

Comprehensive income	$4,296	$9,852

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30,
(Unaudited)

(In thousands)	2002	2001

Cash flows from operating activities:
Net income	$2,615	$18,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,655	13,244
Provision for deferred income taxes	1,072	10,232
Gain on sale of property, plant and equipment	(91)	(84)
Change in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts and notes receivable	2,548	(28,531)
Increase in inventories	(3,442)	(2,947)
Increase in other assets	(2,793)	(5,592)
Decrease in accounts payable	(1,309)	(1,460)
Increase (decrease) in accrued liabilities and other	(4,575)	3,313

Net cash provided by operating activities	5,680	6,362

Cash flows from investing activities:
Capital expenditures	(6,290)	(14,234)
Proceeds from disposal of property, plant and equipment	420	1,226
Payments received on notes receivable	713	27
Acquisitions, net of cash acquired	(5,153)	—

Net cash used in investing activities	(10,310)	(12,981)

Cash flows from financing activities:
Net payments on lines of credit	(2,498)	(23,148)
Net borrowings from notes payable	1,665	—
Proceeds from public offering, net of costs	16,400	—
Repurchase of preferred stock	(15,105)	—
Principal payments on notes payable and long-term debt	(1,870)	(177)
Proceeds from exercise of stock options	1,728	2,541

Net cash provided by (used in) financing activities	320	(20,784)

Net decrease in cash and cash equivalents	(4,310)	(27,403)
Cash and cash equivalents at beginning of year	7,504	31,245

Cash and cash equivalents at end of the period	$3,194	$3,842

See Accompanying Notes to Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Interim Financial Statements

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. (“Newpark”) as of June 30, 2002, and the results of its operations and its cash flows for the three month and six month periods ended June 30, 2002 and 2001. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 2001 audited financial statements and related notes filed on Form 10-K. The results of operations for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

     Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Note 2 — Common Stock and Preferred Stock Transactions

     On May 15, 2002 Newpark issued two million shares of common stock in a public offering. The shares were sold at a gross price of $8.50 per share, with Newpark receiving a total of $16.4 million in proceeds after commissions and legal and accounting costs. The principal use of proceeds was to repurchase all of the outstanding shares of Series A Preferred Stock (Series A Stock). The total repurchase price for the Series A Stock was $15.1 million, including $106,249 of dividends earned from the last dividend payment date through the date of repurchase. The remaining proceeds were used to repay debt.

     As a result of the repurchase of the Series A Stock, Newpark recorded a non-recurring, non-cash charge of $861,350 ($.01 per share) as of May 15, 2002 for the write-off of the unamortized balance of the discount received upon the issuance of the Series A Stock in April 1999. This discount was previously being amortized over a period of five years. The Warrants issued in conjunction with the issuance of the Series A Stock (Series A Warrant) and Series B Preferred Stock (Series B Warrants) contain anti-dilution provisions. A total of 22,162 additional shares of Common Stock became issuable on exercise of the Series A Warrants and 56,683 additional shares of Common Stock became issuable on exercise of the Series B Warrants in the second quarter of 2002 under these anti-dilution provisions, primarily related to the issuance of two million common shares noted above. During the second quarter of 2002, Newpark recorded a one-time adjustment of $194,004 to its equity accounts to reflect the value assigned to the additional shares of common stock issuable on exercise of these Warrants. These charges, totaling $1,055,000, are included in other non-cash preferred stock charges in the income statement for the quarter ended June 30, 2002.

     On April 15, 2002, Newpark and the holder of the 120,000 outstanding shares of Series C Preferred Stock (Series C Stock) entered into an agreement under which the holder elected to convert the Series C Stock into common stock as of April 15, 2002, at the variable conversion price then in effect under the governing documents of the Series C Stock. This agreement was contingent upon certain conditions that, if not satisfied by June 30, 2002 or waived by the holder, would result in this agreement becoming null and void. These conditions were not met by June 30, 2002, and the holder did not waive the conditions. Accordingly, the Series C Stock was not converted and remains outstanding.

Note 3 — Acquisition

     On May 23, 2002, Newpark acquired 100% of the outstanding capital stock of Ava, S.p.A (Ava), a privately owned provider of drilling fluids headquartered in Rome, Italy. The total purchase price of approximately $7.0 million was paid through the issuance of 170,704 shares of Newpark common stock, valued at approximately $1.4 million (based on the fair market value of Newpark stock on the date of acquisition), and approximately $5.6 million in cash. Ava was founded in 1954 and provides drilling fluids and related products to exploration companies in the Mediterranean, Eastern Europe and North Africa. Ava’s pre-acquisition operating results were not significant relative to Newpark.

     The purchase price, including approximately $400,000 of acquisition costs, was allocated to the net assets of Ava based on their estimated fair values at the date of acquisition, as follows (in thousands):

Current assets, net of cash acquired	$7,883
Property, plant & equipment	820
Intangible assets	777
Other assets	731
Goodwill	5,905
Liabilities assumed	(9,155)

Total purchase price, net of cash acquired	6,961
Less value of common stock issued	(1,403)

Cash purchase price, net of cash acquired	$5,558

     Newpark has not completed its evaluation of identifiable intangible assets. These evaluations are expected to be completed in the third quarter of 2002. The allocations of purchase price to intangible assets and goodwill noted above are based on preliminary assessments and are subject to adjustment upon completion of our evaluations.

Note 4 — Earnings Per Share

     The following table presents the reconciliation of the numerator and denominator for calculating income per share in accordance with the disclosure requirements of SFAS 128 (in thousands, except per share amounts).

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2002	2001	2002	2001

Income (loss) applicable to common and common equivalent shares	$(786)	$9,223	$(265)	$16,237
Add:
Series B and C Preferred Stock dividends	—	675	—	1,350

Adjusted income applicable to common and common equivalent shares	$(786)	$9,898	$(265)	$17,587

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2002	2001	2002	2001

Weighted average number of common shares outstanding	71,940	69,956	71,207	69,816
Add:
Net effect of dilutive stock options and warrants	—	1,728	—	1,099
Shares assumed issued upon conversion of Series B and C Preferred Stock	—	6,250	—	6,250

Adjusted weighted average number of common shares outstanding	71,940	77,934	71,207	77,165

Income (loss) applicable to common and common equivalent shares:
Basic	$(.01)	$.13	$(.00)	$.23

Diluted	$(.01)	$.13	$(.00)	$.23

     Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the three months and six months ended June 30, 2001, Newpark had dilutive stock options and warrants of approximately 10.4 million shares and 7.1 million shares, respectively, which were assumed exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods. Since Newpark incurred a loss for the quarter and six months ended June 30, 2002, all options and warrants outstanding for these periods were excluded from the computation of loss per share as they would be considered anti-dilutive.

     Options and warrants to purchase a total of approximately 150,000 shares and 3.4 million shares of common stock were outstanding during the three months and six months ended June 30, 2001, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.

     The net effect of the assumed conversion of the Series A Preferred Stock through the date of repurchase has been excluded from the computation of diluted income per share for all periods presented because the effect would be anti-dilutive. The net effects of the assumed conversion of the Series B and Series C Preferred Stock have been excluded from the computation of diluted loss per share for the three months and six months ended June 30, 2002 because the effects would be anti-dilutive.

Note 5 — Accounts and Notes Receivable

     Included in current accounts and notes receivable at June 30, 2002 and December 31, 2001 are:

	June 30,	December 31,
(In thousands)	2002	2001

Trade receivables	$81,663	$86,765
Unbilled revenues	9,097	2,096

Gross trade receivables	90,760	88,861
Allowance for doubtful accounts	(2,181)	(2,159)

Net trade receivables	$88,579	$86,702

Note 6 — Inventory

     Newpark’s inventory consisted of the following items at June 30, 2002 and December 31, 2001:

	June 30,	December 31,
(In thousands)	2002	2001

Composite mats	$14,404	$10,854
Drilling fluids raw material / components	29,482	27,243
Logs	4,240	5,081
Supplies	388	311
Other	958	655

Total	$49,472	$44,144

Note 7 — Long-Term Debt

     As of June 30, 2002, Newpark had outstanding $125 million of unsecured senior subordinated notes (the “Notes”) which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on June 15 and December 15.

     In November 2001, Newpark entered into an interest-rate swap instrument, which effectively converted the Notes to a floating rate for a two year period ending in December 2003. On July 10, 2002, Newpark terminated the swap instrument and received a payment of $1,040,000. The total benefit recognized under the swap instrument as a reduction to interest expense, including the termination fee, was $1.8 million and $2.2 million, respectively, for the three months and six months ended June 30, 2002. As of June 30, 2002, Newpark recorded the termination fee receivable on the balance sheet as a reduction in accrued interest payable.

     As of June 30, 2002, Newpark also maintained a $100.0 million bank credit facility, including up to $25.0 million in standby letters of credit, in the form of a revolving line of credit commitment, which expires February 27, 2005. At June 30, 2002, $16.7 million in letters of credit were issued and outstanding under the facility and $37.1 million was outstanding under the revolving facility, leaving $46.2 million of availability under this facility at June 30, 2002. The facility bears interest at either a specified prime rate (4.75% at June 30, 2002) or the LIBOR rate (1.86% at June 30, 2002), in each case plus a spread determined quarterly based on the ratio of Newpark’s funded debt to cash flow. The weighted average interest rates on the outstanding balance under the credit facility for the three months and six months ended June 30, 2002 were 5.94% and 4.95%, respectively, as compared to 8.89% and 9.04%, respectively, for the comparable periods in 2001.

     As of June 30, 2002, Newpark was in compliance with the financial covenants contained in the Credit Facility, as amended.

Note 8 — New Accounting Standards

     On January 1, 2002, Newpark adopted Statement of Financial Accounting Standards No. 141 and 142. These Standards, among other requirements, (i) prohibit the use of the pooling-of-interests method of accounting for business combinations, (ii) provide that goodwill not be amortized in any circumstance, and (iii) require that goodwill be tested for impairment annually or when events or circumstances occurring between annual tests indicate that goodwill for a reporting unit might be impaired. The Standards established a new method for testing goodwill for impairment based on a fair value concept. Newpark completed its fair value testing of goodwill balances during the quarter ended March 31, 2002 and determined that its existing goodwill balances were not impaired under the new standards. Upon adoption of the Standards on January 1, 2002, Newpark ceased to amortize its remaining goodwill balance. Goodwill amortization was approximately $1.2 million and $2.5 million for the three month and six month periods ended June 30, 2001.

     The table below reconciles Newpark’s net income and earnings per share as reported to the amounts that would have been reported had these Standards been adopted as of January 1, 2001 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net income:
As reported	$1,119	$10,198	$2,615	$18,187
Goodwill amortization, net of tax	—	976	—	1,952

As adjusted	$1,119	$11,174	$2,615	$20,139

Net income (loss) applicable to common and common equivalent shares:
As reported	$(786)	$9,223	$(265)	$16,237
Goodwill amortization, net of tax	—	976	—	1,952

As adjusted	$(786)	$10,199	$(265)	$18,189

Basic and diluted earnings (loss) per share:
As reported	$(.01)	$.13	$(.00)	$.23
Goodwill amortization, net of tax	—	.01	—	.03

As adjusted	$(.01)	$.15	$(.00)	$.26

Note 9 — Segment Data

     Summarized financial information concerning Newpark’s reportable segments is shown in the following table (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)

	2002	2001	$	%

Revenues by segment:
E&P waste disposal	$12,196	$16,185	$(3,989)	(25)%
Fluids sales & engineering	47,778	53,870	(6,092)	(11)
Mat & integrated services	17,581	38,276	(20,695)	(54)

Total revenues	$77,555	$108,331	$(30,776)	(28)%

Operating income by segment:
E&P waste disposal	$1,003	$4,268	$(3,265)	(76)%
Fluids sales & engineering	3,506	7,098	(3,592)	(51)
Mat & integrated services	421	10,728	(10,307)	(96)

Total by segment	4,930	22,094	(17,164)	(78)

General and administrative expenses	1,617	1,197	420	35
Goodwill amortization	—	1,233	(1,233)	(100)

Total operating income	$3,313	$19,664	$(16,351)	(83)%

	Six Months Ended June 30,		Increase/(Decrease)

	2002	2001	$	%

Revenues by segment:
E&P waste disposal	$23,260	$30,857	$(7,597)	(25)%
Fluids sales & engineering	89,857	104,271	(14,414)	(14)
Mat & integrated services	39,548	72,600	(33,052)	(46)

Total revenues	$152,665	$207,728	$(55,063)	(27)%

Operating income by segment:
E&P waste disposal	$1,557	$8,496	$(6,939)	(82)%
Fluids sales & engineering	7,510	13,123	(5,613)	(43)
Mat & integrated services	2,673	19,736	(17,063)	(86)

Total by segment	11,740	41,355	(29,615)	(72)

General and administrative expenses	3,134	2,267	867	38
Goodwill amortization	—	2,467	(2,467)	(100)

Total operating income	$8,606	$36,621	$(28,015)	(76)%

The figures above are shown net of intersegment transfers.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our “Unaudited Consolidated Financial Statements” and “Notes to Unaudited Consolidated Financial Statements” as well as our annual report on Form 10-K for the year ended December 31, 2001.

Operating Environment and Recent Developments

     Our operating results depend primarily on the level of oil and gas drilling activity in the markets we serve. These levels in turn depend, to a great extent, on oil and gas commodities pricing, inventory levels and product demand. Key average rig count data for the last five quarters is listed in the following table:

	1Q01	2Q01	3Q01	4Q01	1Q02	2Q02

U.S Rig Count	1,137	1,239	1,242	1,004	814	808
Gulf Coast Market	301	321	299	258	224	203
Canadian Rig Count	553	251	322	278	377	144

Source: Baker Hughes Incorporated

     Our primary Gulf Coast market, which accounted for approximately 73% of first half 2002 revenues, includes: (1) South Louisiana Land; (2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. The Canadian market accounted for approximately 8% of 2002 first half revenues. Quarterly fluctuations in the Canadian rig count generally reflect the seasonal nature of drilling activity related to site access and transportation issues.

     Natural gas production accounts for the majority of activity in the markets that we serve. Gas storage levels and demand for natural gas have a significant impact on gas pricing, which, in turn, affects drilling activity, as gas suppliers need to maintain adequate storage for peak demand levels and insure adequate supplies for anticipated future demand.

     Rising commodity prices moderated the demand for natural gas beginning in the second half of 2000, as some commercial users switched to less costly alternate fuel sources when possible. This moderating demand, due to both high gas prices and declining economic activity, resulted in record high levels of gas storage during 2001 and contributed to a decline in commodity prices and exploration activity. Significant declines in exploration activity began in the fourth quarter of 2001 and continued into the second quarter of 2002. The average U.S. rig count declined 35% to 808 in the second quarter of 2002, as compared to the peak of 1,242 for the third quarter of 2001, and declined 35% as compared to the second quarter of 2001. The average U.S. rig count declined 32% to 811 for the first six months of 2002, as compared to the first six months 2001. According to Baker Hughes Incorporated, as of the week ended August 9, 2002, the U.S. rig count was 854, with 218 rigs within our primary Gulf Coast market.

     The present weakness in commodity prices has also affected activity in the other markets that we serve. The traditional surge in Canadian activity during the winter season was not as significant as in recent years. Canadian rig activity in the second quarter of 2002 averaged 144 rigs, 43% below the comparable period in 2001, but began to recover late in the quarter. As of the week ended August 9, 2002, the Canadian rig count was 191.

     We have begun to penetrate non-oilfield markets with our new Dura-Base™ composite mat system. The continued development of new markets for this product could also help mitigate expected declines in 2002 for our traditional oilfield mat and integrated services market, especially in Canada. In addition, our recent acquisition of Ava S.p.A. provides new market opportunities in the Mediterranean, Eastern Europe and North Africa that may help offset periodic declines in the North American market activity.

     The Environmental Protection Agency recently published final regulations imposing new limitations on the discharge into the Gulf of Mexico of cuttings from wells drilled using synthetic oil-based fluid systems. These regulations became effective February 19, 2002, with compliance phased in over a period of six months thereafter. We believe that the new regulations could result in an increase in waste disposal volume in this market and increase the demand for our DeepDrill™ family of drilling fluid products.

Other Market Trends

     Current short-term industry forecasts suggest that we may see an increased number of rigs active in our primary Gulf Coast market in the second half of 2002. We anticipate continued market penetration of critical, deep water and geologically deeper wells with our DeepDrill™ family of products, which should help to provide additional revenue growth as the market recovers. We believe that Canadian drilling activity will improve in the second half of 2002, but full year results will be below those of 2001.

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

     Summarized financial information concerning our reportable segments is shown in the following table (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)

	2002	2001	$	%

Revenues by segment:
E&P waste disposal	$12,196	$16,185	$(3,989)	(25)%
Fluids sales & engineering	47,778	53,870	(6,092)	(11)
Mat & integrated services	17,581	38,276	(20,695)	(54)

Total revenues	$77,555	$108,331	$(30,776)	(28)%

Operating income by segment:
E&P waste disposal	$1,003	$4,268	$(3,265)	(76)%
Fluids sales & engineering	3,506	7,098	(3,592)	(51)
Mat & integrated services	421	10,728	(10,307)	(96)

Total by segment	4,930	22,094	(17,164)	(78)

General and administrative expenses	1,617	1,197	420	35
Goodwill amortization	—	1,233	(1,233)	(100)

Total operating income	$3,313	$19,664	$(16,351)	(83)%

	Six Months Ended June 30,		Increase/(Decrease)

	2002	2001	$	%

Revenues by segment:
E&P waste disposal	$23,260	$30,857	$(7,597)	(25)%
Fluids sales & engineering	89,857	104,271	(14,414)	(14)
Mat & integrated services	39,548	72,600	(33,052)	(46)

Total revenues	$152,665	$207,728	$(55,063)	(27)%

Operating income by segment:
E&P waste disposal	$1,557	$8,496	$(6,939)	(82)%
Fluids sales & engineering	7,510	13,123	(5,613)	(43)
Mat & integrated services	2,673	19,736	(17,063)	(86)

Total by segment	11,740	41,355	(29,615)	(72)

General and administrative expenses	3,134	2,267	867	38
Goodwill amortization	—	2,467	(2,467)	(100)

Total operating income	$8,606	$36,621	$(28,015)	(76)%

The figures above are shown net of intersegment transfers.

     On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141 and 142. These Standards, among other requirements, (i) prohibit the use of the pooling-of-interests method of accounting for business combinations, (ii) provide that goodwill not be amortized in any circumstance, and (iii) require that goodwill be tested for impairment annually or when events or circumstances occurring between annual tests indicate that goodwill for a reporting unit might be impaired. The Standards established a new method for testing goodwill for impairment based on a fair value concept. We completed our fair value testing of goodwill balances during the quarter ended March 31, 2002 and determined that our existing goodwill balances were not impaired under the new standards. Upon adoption of the Standards on January 1, 2002, we ceased to amortize our remaining goodwill balance. Goodwill amortization was approximately $1.2 million, or

$976,000 net of tax, for the quarter ended June 30, 2001 and $2.5 million, or $2.0 net of tax, for the six months ended June 30, 2001.

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Revenues

     E&P Waste Disposal: Waste disposal revenue declined $4.0 million, or 25%, on a 37% decline in waste volumes received. During the second quarter of 2002, we received 725,000 barrels of E&P waste, compared to 1,144,000 barrels in the comparable quarter of 2001. This decline in waste volumes received is due primarily to the 35% decline in active rigs. The average revenue per barrel increased 7% to $13.00, as compared to an average of $12.19 for the second quarter of 2001, as a result of favorable changes in the mix of waste streams received, with an increasing proportion of the waste coming from the offshore market in response to regulatory changes.

     Fluids Sales and Engineering: Revenues for this segment declined $6.1 million, or 11%, to $47.8 million during the second quarter of 2002, as compared to the second quarter of 2001. The average number of rigs we serviced declined by 38%, from 193 in 2001 to 120 in 2002. The revenue decline was significantly less than the decline in the number of rigs serviced, as we continued to benefit from our focus on deeper drilling projects in key markets. As a result, the average annual revenue per rig increased 43% to approximately $1.6 million in the second quarter of 2002, as compared to approximately $1.1 million for the comparable period in 2001. The increased revenue generation per rig is due principally to increased market share in the U.S. Gulf of Mexico market, and the improving quality (depth of drilling and difficulty of drilling) of work assigned to us by our customers.

     During the quarter, we acquired 100% of the outstanding capital stock of Ava, S.p.A., a 48 year old company that provides drilling fluids and related products to exploration companies in the Mediterranean, Eastern Europe and North Africa. Results of operations for Ava since the acquisition date provided $3.6 million in revenues for the current quarter. We are receiving more programming requests for new drilling fluids projects, which are expected to turn into revenue opportunities in the third quarter of 2002 and revenue growth for the second half of 2002. In addition, we expect an increase in drilling fluid revenue in the Canadian market over the next several quarters due to the normal seasonal improvement in Canadian activity. The new synthetic based fluid regulations could also accelerate the acceptance of our DeepDrill™ family of products, since discharge of these products would be exempt from the new regulations, thus reducing the disposal costs of our customers. These new regulations have helped us recently to open discussions about our drilling fluids products, services and capabilities with many operators who are not currently drilling fluids customers. We anticipate that drilling fluid revenue will lead our revenue growth over the remainder of the year, assuming improvement in drilling activity.

     Mat and Integrated Services: Mat revenue for the quarter was $17.6 million, compared to $38.3 million in the comparable prior year quarter, a decline of 54%. Pricing of mats rented in the core Gulf Coast market declined substantially compared to a year ago due to reduced land drilling activity and the absence of activity in the marsh and transition zone market during the second quarter of 2002. Average rental pricing declined to $0.64 from $1.69 per square foot, while the volume of mats installed increased 29% to 4.5 million square feet. The higher volume installed in the 2002 quarter is principally related to a more aggressive marketing strategy in the current period. The volume of re-rentals (i.e. revenues which extend beyond the initial contractual period), the most profitable revenues for this segment, declined 68% in the second quarter of 2002 as compared to 2001. Highly competitive pricing in the Gulf Coast mat rental market is expected to persist until land and marsh drilling activity improves, which is expected to occur late in 2002 or early in 2003.

     During the second quarter of 2002, we sold approximately 1,200 composite mats, generating revenue of $2.0 million, as compared to $9.8 million of revenue on approximately 6,300 mats sold in the comparable period of 2001. We have furnished price quotations for sale of composite mats on several large projects outside our primary North American oil service market, and expect that these projects will be the source of increasing composite mat revenue for the remainder of 2002 and 2003. Sales to these new markets may help offset the declines we have experienced in composite mat sales to the Canadian market in 2002. With improvement in commodity pricing, we anticipate that Canadian composite mat sales will increase again in 2003.

Operating Income

     E&P Waste Disposal: Waste disposal operating income declined $3.3 million on a $4.0 million decline in revenues. Operating costs declined approximately $700,000 during the second quarter of 2002, as compared to the second quarter of 2001, primarily due to lower variable costs resulting from the reduced volume handled in the quarter. The reduction in variable costs was partially offset by higher fixed costs principally associated with the recently expired contract with U.S. Liquids (USL). All planned cost reduction measures were fully in place by June 30, 2002, at which time our obligation under the agreement with USL expired.

     In December 2000, in anticipation of increased volumes of waste streams resulting from the recently enacted discharge regulations for synthetic fluids, we exercised our option to dispose of E&P waste at certain of USL’s disposal facilities for a period of one year from July 1, 2001. As part of this option exercise, we doubled the amount of waste volume that we could dispose of at these facilities and obtained USL’s agreement not to compete with us in the E&P disposal business through June 30, 2002. Our costs of disposal under this contract was approximately $2 per barrel higher than under the disposal agreement that expired on June 30, 2001.

     Due to the decline in total waste volume resulting from lower rig activity, we did not exercise our option to extend the agreement beyond the June 30, 2002 expiration date. Accordingly, as of that date we were relieved of any future obligation to USL, and USL was relieved of any non-competition provisions.

     Fluids Sales and Engineering: The $3.6 million decline in fluids sales and engineering operating income is due primarily to the $6.1 million revenue decline. Operating margins for this segment declined from 13.2% for the quarter ended June 30, 2001 to 7.3% for the quarter ended June 30, 2002. This reduction in operating margin is primarily due to lower fixed cost coverage during a seasonal period of low revenue in the Canadian market. Due to the seasonal nature of Canadian operations, fixed cost coverage is traditionally lowest in the second quarter of each year.

     The operating margin in this segment is affected by the mix of products sold. There is a significant difference in the gross margins recognized on commodity products and those recognized for specialty products. We expect to realize the benefits of our proprietary products such as DeepDrill™ as these products gain wider customer acceptance. In addition, we expect to see margin improvement as we continue to penetrate the offshore Gulf of Mexico market, as sales in this market typically earn higher margins.

     Mat and Integrated Services: Mat and integrated services operating income declined $10.3 million on a $20.7 million decline in revenues, representing an incremental margin (defined as the change in operating income divided by the change in revenues) of 50%. The large incremental decline is primarily due to two factors. First was the reduction in pricing ($1.69 to $0.64 per square foot installed) and in re-rental income, a measure of utility, which resulted in decreased utilization of our rental fleet. Second was the impact of lower composite mat sales, which generated a gross margin of approximately 45% in 2001.

Interest Income/Expense

     Net interest expense was $1.6 million for the second quarter of 2002, a decrease of $2.4 million, as compared to $4.0 million for the second quarter of 2001. The decrease in net interest cost is principally due to the effects of the interest rate swap arrangement entered into in November 2001. This swap arrangement was settled as of July 10, 2002. The total benefit from this arrangement recognized in the quarter ended June 30, 2002 was $1.8 million. Since this arrangement was settled, no future benefit or expense will be recognized. Actual interest expense (excluding the affect of the swap arrangement) in the current quarter decreased due to a decline of $11.3 million in average borrowings and a lower average interest rate. The effective interest rate declined from 9.3% in 2001 to 8.5% in 2002 due to prime rate and Libor rate reductions occurring during 2001 and 2002.

Provision for Income Taxes

     For the quarter ended June 30, 2002 we recorded an income tax provision of $629,000, reflecting an income tax rate of 36%. For the quarter ended June 30, 2001, we recorded an income tax provision of $5.7 million, reflecting an income tax rate of 36%.

Preferred Stock Repurchase

     On May 15, 2002 Newpark issued two million shares of common stock in a public offering. The shares were sold at a gross price of $8.50 per share, with Newpark receiving a total of $16.4 million in proceeds after commissions and legal and accounting costs. The proceeds were used principally to repurchase all of the outstanding shares of Series A Preferred Stock (Series A Stock). The total repurchase price for the Series A Stock was $15.1 million, including $106,249 of dividends earned from the last dividend payment date through the date of repurchase. The remaining proceeds were used to repay debt.

     As a result of the repurchase of the Series A Stock, Newpark recorded a non-recurring, non-cash charge of $861,350 ($.01 per share) as of May 15, 2002 for the write-off of the unamortized balance of the discount received upon the issuance of the Series A Stock in April 1999. This discount was previously being amortized over a period of five years.

     The Warrants issued in conjunction with the issuance of the Series A Stock (Series A Warrant) and Series B Preferred Stock (Series B Warrants) contain anti-dilution provisions. A total of 22,162 additional shares of Common Stock became issuable on exercise of the Series A Warrants and 56,683 additional shares of Common Stock became issuable on exercise of the Series B Warrants in the second quarter of 2002 under these anti-dilution provisions, primarily related to the issuance of two million common shares noted above. During the second quarter of 2002, Newpark recorded a one-time adjustment of $194,004 to its equity accounts to reflect the value assigned to the additional shares of common stock issuable on exercise of these Warrants. These charges, totaling $1,055,000, are included in other non-cash preferred stock charges in the income statement for the quarter ended June 30, 2002.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues

     E&P Waste Disposal: Waste disposal revenue declined $7.6 million, or 25%, on a 34% decline in waste volumes received. During the first six months of 2002, we received 1,455,000 barrels of E&P waste, compared to 2,221,000 barrels in the comparable period of 2001. This decline in waste volumes received is due primarily to the 32% decline in active rigs. The average revenue per barrel increased 9% to $12.97, as compared to an average of $11.95 for the first half of 2001, as a result of favorable changes in the mix of waste streams received.

     Fluids Sales and Engineering: Revenues for this segment declined $14.4 million, or 14%, to $89.9 million during the first half of 2002, as compared to the first half of 2001. The average number of rigs we serviced declined by 36%, from 195 in 2001 to 125 in 2002. The revenue decline was significantly less steep than the decline in the number of rigs serviced as we continued to benefit from our focus on deeper drilling projects in key markets. As a result, the average annual revenue per rig increased 34% to approximately $1.4 million in the first half of 2002, as compared to approximately $1.1 million for the comparable period in 2001, aided by growth in the U.S. Gulf of Mexico market.

     Mat and Integrated Services: Mat revenue for the first six months of 2002 was $39.5 million, compared to $72.6 million in the comparable prior year period, a decline of 46%. Both pricing and volume of mats rented in the core Gulf Coast market declined substantially compared to a year ago due to reduced land drilling activity and the absence of activity in the marsh and transition zone market during the first half of 2002. Average rental pricing declined to $0.63 from $1.52 per square foot, while the volume of mats installed declined 8% to 7.7 million square feet. The volume of re-rentals (i.e. revenues which extend beyond the initial contractual period), the most profitable revenues for this segment, declined 59% in the first half of 2002, compared to 2001.

     During the first half of 2002, we sold approximately 4,800 composite mats, generating revenue of $7.9 million, as compared to $18.7 million of revenue on approximately 12,000 mats sold in the comparable period of 2001.

Operating Income

     E&P Waste Disposal: Waste disposal operating income declined $6.9 million on a $7.6 million decline in revenues. Operating costs declined approximately $700,000 during the first half of 2002, as compared to the first half of 2001, primarily due to lower variable costs resulting from the reduced volume handled in the period. The reduction in variable costs was partially offset by larger fixed costs principally associated with the prior year contract with USL discussed above.

     Fluids Sales and Engineering: The $5.6 million decline in fluids sales and engineering operating income is due primarily to the decline in revenue of $14.4 million. Operating margins for this segment declined from 12.6% for the six months ended June 30, 2001 to 8.4% for the six months ended June 30, 2002. This reduction in operating margin is primarily due to lower revenues, which resulted in less coverage of fixed operating costs, particularly in the Canadian market as noted above.

     Mat and Integrated Services: Mat and integrated services operating income declined $17.1 million on a $33.1 million decline in revenues, representing an incremental margin of 52%. The high incremental margin is primarily attributable to the significant reduction in pricing, due to competitive factors, and in re-rental income, this segment’s most profitable revenue. In addition, this decline in incremental margin reflects the impact of lower composite mat sales, which generated a gross margin of approximately 45% in 2001.

Interest Income/Expense

     Net interest expense was $4.6 million for the first six months of 2002, a decrease of $3.4 million, compared to $8.0 million for the first six months of 2001. The decrease in net interest cost is principally due to the effects of the interest rate swap arrangement entered into in November of 2001. This swap arrangement was settled as of July 10, 2002. The total benefit from this arrangement recognized in the six-month period ended June 30, 2002 was $2.2 million. Since this arrangement was settled, no future benefit or expense will be recognized. In addition to the swap arrangement, interest expense was lower in the first six months of 2002 compared to the prior year due to a decrease of $10.3 million in average outstanding borrowings and a decline in the average effective interest rate from 9.5% in 2001 to 8.3% in 2002, excluding the effects of the swap. The decrease in the effective interest rate resulted from prime rate and Libor rate reductions experienced during 2001 and 2002.

Provision for Income Taxes

     For the six months ended June 30, 2002 we recorded an income tax provision of $1.5 million, reflecting an income tax rate of 36%. For the six months ended June 30, 2001, we recorded an income tax provision of $10.2 million, reflecting an income tax rate of 36%.

Liquidity and Capital Resources

     Cash generated from operations for the first six months of 2002 totaled $6.0 million and was used principally to fund net capital expenditures of $6.1 million. With the reduction in planned capital expenditures for 2002 noted below and expected improvement in operating results for the remainder of the year, we expect to make some further reductions in outstanding borrowings under our credit facility later in the year in spite of the current weakness in rig activity.

     Key working capital data is provided below:

	June 30,	December 31,
	2002	2001

Working Capital (000’s)	$106,848	$103,359
Current Ratio	2.91	3.03

     We anticipate that our working capital requirements for the second half of 2002 will increase as a result of the expected improvement in revenue, related in part to modest gains in rig activity. If market conditions improve in the second half of 2002 as anticipated, we will likely have to supplement our operating cash flows with borrowings under our credit facility to fund the resulting increase in working capital. Our reduction in the outstanding balance of our credit facility has provided us with access to readily available capital resources for the anticipated upward cycle in industry activity. With the reduction in composite mat sales in the first half 2002, we had reduced our planned orders of mats for delivery in 2002 to 15,000 mats. This reduced number of mat purchases, along with expected second half 2002 sales, should result in a net reduction in our composite mat inventory by the end of 2002.

     Our long term capitalization was as follows (in thousands):

	June 30,	December 31,
	2002	2001

Long-term debt:
Credit facility	$37,218	$39,715
Subordinated debt	125,000	125,000
Other	11,293	12,239

Total long-term debt	173,511	176,954
Stockholders’ equity	302,535	293,954

Total capitalization	$476,046	$470,908

Long-term debt to total capitalization	36.4%	37.6%

     Effective January 31, 2002, we completed the re-syndication of our $100 million bank credit facility, expanding the participants to six banks from four, and extending the term through February 2005. The compliance ratios were simplified and minor technical changes were implemented to simplify the documentation. At June 30, 2002, $16.7 million in letters of credit were issued and outstanding under the facility and $37.1 million was outstanding under the revolving facility, leaving $46.2 million of availability at June 30, 2002. We plan to limit capital expenditures in 2002 to approximately $12 million, half of which is associated with maintenance capital requirements. We anticipate that cash flow from operations will provide the majority of our cash needs and that the availability under our credit facility will be sufficient to meet our working capital funding needs in any cyclical recovery.

     The credit facility bears interest at either a specified prime rate (4.75% at June 30, 2002) or the LIBOR rate (1.86% at June 30, 2002), in each case plus a spread determined quarterly based on the ratio of our funded debt to cash flow. The weighted average interest rates on the outstanding balance under the credit facility for the quarter and six months ended June 30, 2002 were 5.94% and 4.95%, respectively, as compared to 8.89% and 9.04%, respectively, for the comparable periods in 2001.

     The credit facility contains certain financial covenants. As of June 30, 2002, Newpark was in compliance with the covenants contained in the Credit Facility, as amended. Our Senior Subordinated Notes do not contain any financial covenants. However, if we do not meet the financial covenants of the bank credit facility and are unable to obtain an amendment from the banks, we would be in default under the terms of the credit facility and cause the Notes to be in default and immediately due. The Notes, the bank credit facility and the certificates of designation relating to our preferred stock also contain covenants that significantly limit the payment of dividends on our Common Stock.

     As discussed above, in May 2002, we acquired the common stock of Ava, S.p.A. The consideration included cash of approximately $5.6 million and 170,000 shares of our common stock. We borrowed the cash to fund the acquisition by a draw on our credit facility. Ava maintains its own credit arrangements, including short-term note payable arrangements with several banks. Advances under these credit arrangements are typically based on a percentage of Ava’s accounts receivable or firm contracts with certain customers. We believe that these credit arrangements are sufficient to support the anticipated growth in Ava’s business without additional support from Newpark.

     Off balance sheet liabilities: We lease most of our office and warehouse space, rolling stock and certain pieces of operating equipment under operating leases. In addition, as discussed below, during 2001 we entered into a limited duration interest rate swap arrangement. This arrangement was terminated in July 2002. Furthermore, we have issued a guaranty of certain debt obligations of the manufacturer of our composite mats. This guaranty is backed by a letter of credit. The underlying debt obligation of the manufacturer matures in approximately six years, and current sales of composite mats are generating sufficient cash flows to support this debt, which is amortizing on schedule. The details of these various arrangements are more fully disclosed in the “Notes to the Financial Statements” included in Form 10-K for the year ended December 31, 2001.

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

     In November 2001, we entered into an interest-rate swap instrument, which effectively converted the Notes to a floating rate for a two year period ending in December 2003. On July 10, 2002, we terminated the swap instrument and received a payment of $1,040,000. The total benefit recognized under the swap instrument as a reduction to interest expense, including the termination fee, was $1.8 million and $2.2 million for the quarter and six months ended June 30, 2002. As of June 30, 2002, we recorded the termination fee receivable on the balance sheet as a reduction in accrued interest payable.

     The Notes mature on December 15, 2007. There are no scheduled principal payments under the Notes prior to the maturity date. However, all or some of the Notes may be redeemed at a premium after December 15, 2002. We have no current plans to repay the Notes ahead of their scheduled maturity.

Foreign Currency

     Our principal foreign operations are conducted in Canada. With the recent acquisition of Ava, S.p.A. (see Note 3), we have expanded our foreign operations into additional markets. There is exposure to future earnings due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currencies. We primarily conduct our business in the functional currency of the jurisdictions in which we operate. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of such transactions has not warranted the use of hedging instruments.

Forward-Looking Statements

     The foregoing discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified below, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.

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

     Among the risks and uncertainties that could cause future events and results to differ materially from those anticipated by us in the forward-looking statements included in this report are the following:

•	oil and gas exploration and production levels and the industry’s willingness to spend capital on environmental and oilfield services;

•	oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital;

•	domestic and international political, military, regulatory and economic conditions;

•	other risks and uncertainties generally applicable to the oil and gas exploration and production industry;

•	existing regulations affecting E&P and NORM waste disposal being rescinded or relaxed, governmental authorities failing to enforce these regulations or industry participants being able to avoid or delay compliance with these regulations;

•	future technological change and innovation, which could result in a reduction in the amount of waste being generated or alternative methods of disposal being developed;

•	increased competition in our product lines;

•	our success in integrating acquisitions, including our recent acquisition of Ava S.p.A.;

•	our success in replacing our wooden mat fleet with our new composite mats;

•	our ability to maintain the necessary permits to operate our non-hazardous waste disposal wells and our ability to successfully compete in this market;

•	adverse weather conditions, which could disrupt drilling operations;

•	our ability to successfully introduce our new products and services and the market acceptability of these products and services;

•	any delays in implementing the new synthetic fluids disposal regulations or the failure of these regulations to materially impact waste disposal volumes or drilling fluids revenues; and

•	any increases in interest rates under our credit facility either as a result of increases in the prime or LIBOR rates or as a result of changes in our funded debt to cash flow ratio.

     For further information regarding these and other factors, risks and uncertainties affecting Newpark, reference is made to the risk factors set forth in the Prospectus included in Newpark’s Registration Statement on Form S-3 filed on May 8, 2002 (File No. 333-87840), and to the section entitled “Forward-Looking Statements” on page 17 of that Prospectus.

PART II

ITEM 2.	Changes in Securities and Use of Proceeds

     On May 23, 2002, Newpark issued 170,704 shares of its common stock, par value $0.01 per share (the “Shares”), to certain stockholders (“Sellers”) of AVA S.p.A., an Italian company (“AVA”), pursuant to a Share Purchase Agreement (the “Agreement”) under which the Sellers sold 123,743 shares of AVA common stock to Newpark Italia S.R.L., an Italian wholly-owned subsidiary of Newpark (“Newpark Italia”). As a result of this transaction and a concurrent cash transaction with another stockholder of AVA, Newpark Italia acquired 100% of the outstanding capital stock of AVA. The sale and issuance of the Shares were exempt from registration pursuant to Regulation S (“Regulation S”) under the Securities Act of 1933, as amended. The Shares were issued to three non-“U.S. Persons” outside of the “United States,” as those terms are defined in Regulation S. Pursuant to the Agreement, the Shares have been deposited with a pledge holder as security for the Sellers’ indemnification obligations under the Agreement and may not be sold or transferred except in compliance with Regulation S.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	Newpark held an Annual Meeting of Stockholders on June 11, 2002.

(b)	The following seven directors were elected at that meeting to serve until the next Annual Stockholders’ Meeting, with the following votes cast:

	For	Withheld

David Baldwin	65,826,864	374,782
William Thomas Ballantine	61,237,397	4,964,249
James D. Cole	61,235,570	4,966,076
David P. Hunt	65,826,967	374,679
Alan Kaufman	65,826,911	374,735
James H. Stone	65,826,843	374,803
Roger C. Stull	65,825,455	376,191

ITEM 6.	Exhibit and Reports on Form 8-K

(a)	Exhibits

10.1	Second Amendment dated as of July 31, 2002 to Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, N.A., Credit Lyonnaise, Royal Bank of Canada, Hibernia National Bank, Comerica Bank and Whitney National Bank as lenders.

99.1	Certification dated August 12, 2002 by James D. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification dated August 12, 2002 by Matthew W. Hardey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Form 8-K dated May 17, 2002 related to the sale of 2,000,000 shares of Newpark’s common stock, $0.01 par value per share.

Form 8-K dated June 28, 2002 related to a change in auditors from Arthur Andersen LLP to Ernst & Young LLP.

NEWPARK RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2002

NEWPARK RESOURCES, INC.

	By:	/s/ Matthew W. Hardey

Matthew W. Hardey, Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

10.1	Second Amendment dated as of July 31, 2002 to Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, N.A., Credit Lyonnaise, Royal Bank of Canada, Hibernia National Bank, Comerica Bank and Whitney National Bank as lenders.

99.1	Certification dated August 12, 2002 by James D. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification dated August 12, 2002 by Matthew W. Hardey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.