Form 10-Q
period 2002-09-30
NEWPARK RESOURCES INC
filed 2002-11-14
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002	Commission File No. 1-2960

Newpark Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1123385 (I.R.S. Employer Identification No.)

3850 N. Causeway, Suite 1770 Metairie, Louisiana (Address of principal executive offices)	70002 (Zip Code)

(504) 838-8222
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, $0.01 par value: 75,054,958 shares at November 11, 2002.

PART I
1 Consolidated Financial Statements (Unaudited):
Balance Sheets as of September 30, 2002 and December 31, 2001
Statements of Operations for the Three Month and Nine Month Periods Ended September 30, 2002 and 2001
Statements of Comprehensive Income for the Nine Month Periods Ended September 30, 2002 and 2001
Statements of Cash Flows for the Nine Month Periods Ended September 30, 2002 and 2001
Notes to Consolidated Financial Statements
2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
3 Quantitative and Qualitative Disclosures about Market Risk
4 Controls and Procedures
PART II
6 Exhibits and Reports on Form 8-K
Signatures
Section 302 Certificate:
EX-10.1 Amendment to Amended/Restated Credit Agmt.
EX-99.1 Certification Pursuant to Section 906
EX-99.2 Certification Pursuant to Section 906

NEWPARK RESOURCES, INC.
INDEX TO FORM 10-Q
FOR THE THREE MONTH PERIOD ENDED
September 30, 2002

Item		Page
Number	Description	Number

	PART I

1	Consolidated Financial Statements (Unaudited): Balance Sheets as of September 30, 2002 and December 31, 2001	3
	Statements of Operations for the Three Month and Nine Month Periods Ended September 30, 2002 and 2001	4
	Statements of Comprehensive Income for the Nine Month Periods Ended September 30, 2002 and 2001	5
	Statements of Cash Flows for the Nine Month Periods Ended September 30, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
3	Quantitative and Qualitative Disclosures about Market Risk	24
4	Controls and Procedures	25

	PART II

6	Exhibits and Reports on Form 8-K	28
	Signatures	29
	Section 302 Certificates	30

Newpark Resources, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$1,810	$7,504
Trade accounts receivable, less allowance of $2,134 in 2002 and $2,159 in 2001	93,564	86,702
Notes and other receivables	4,016	2,567
Inventories	55,473	44,144
Deferred tax asset	5,970	4,272
Other current assets	12,471	9,131

Total current assets	173,304	154,320
Property, plant and equipment, at cost, net of accumulated depreciation	204,576	208,476
Goodwill, net of accumulated amortization	112,344	105,767
Deferred tax asset	16,456	19,609
Other intangible assets, net of accumulated amortization	12,554	12,437
Other assets	23,137	21,879

	$542,371	$522,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$4,923	$—
Current maturities of long-term debt	3,176	3,355
Accounts payable	33,584	26,588
Accrued liabilities	23,389	21,018

Total current liabilities	65,072	50,961
Long-term debt	174,075	176,954
Other non-current liabilities	773	619
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized, 232,000 shares outstanding in 2002 and 390,000 in 2001	58,000	73,970
Common Stock, $.01 par value, 100,000,000 shares authorized, 73,315,828 shares outstanding in 2002 and 70,332,017 in 2001	738	703
Paid-in capital	358,937	335,117
Unearned restricted stock compensation	(477)	(940)
Accumulated other comprehensive income	(1,649)	(2,032)
Retained deficit	(113,098)	(112,864)

Total stockholders’ equity	302,451	293,954

	$542,371	$522,488

See Accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2002	2001	2002	2001

Revenues	$79,406	$108,889	$232,071	$316,618
Operating costs and expenses:
Cost of services provided	50,325	65,540	149,946	192,643
Operating costs	23,035	22,027	64,339	61,297

	73,360	87,567	214,285	253,940
General and administrative expenses	1,328	1,571	4,462	3,838
Goodwill amortization	—	1,232	—	3,699

Operating income	4,718	18,519	13,324	55,141
Foreign currency exchange loss	78	116	3	360
Interest income	(140)	(237)	(488)	(685)
Interest expense	3,510	3,752	8,453	12,158

Income before income taxes	1,270	14,888	5,356	43,308
Provision for income taxes	565	5,360	2,036	15,593

Net income before effects of preferred stock	705	9,528	3,320	27,715
Less:
Preferred stock dividends and accretion	674	975	2,499	2,925
Other non-cash preferred stock charges	—	—	1,055	—

Net income (loss) applicable to common and common equivalent shares	$31	$8,553	$(234)	$24,790

Income (loss) per common and common equivalent share:
Basic	0.00	$0.12	$(0.00)	$0.35

Diluted	0.00	$0.12	$(0.00)	$0.34

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income
For the Nine Month Periods Ended September 30,
(Unaudited)

(In thousands)	2002	2001

Net income	$3,318	$27,715
Other comprehensive income (loss):
Foreign currency translation adjustments	383	(1,275)

Comprehensive income	$3,701	$26,440

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30,
(Unaudited)

(In thousands )	2002	2001

Cash flows from operating activities:
Net income	$3,318	$27,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,739	20,385
Provision for deferred income taxes	1,507	15,593
Gain on sale of property, plant and equipment	(66)	(120)
Change in assets and liabilities, net of effects of acquisitions:
Increase in accounts and notes receivable	(2,922)	(36,844)
Increase in inventories	(9,443)	(12,867)
Increase in other assets	(5,845)	(5,817)
Increase in accounts payable	2,464	2,157
Increase in accrued liabilities and other	1,901	4,440

Net cash provided by operating activities	7,653	14,642

Cash flows from investing activities:
Capital expenditures	(11,178)	(19,812)
Proceeds from disposal of property, plant and equipment	519	1,465
Payments received on notes receivable	1,682	261
Acquisitions, net of cash acquired	(5,153)	—

Net cash used in investing activities	(14,130)	(18,086)

Cash flows from financing activities:
Net payments on lines of credit	(1,715)	(21,820)
Net borrowings from notes payable	1,865	—
Proceeds from public offering, net of costs	16,400	—
Repurchase of preferred stock	(15,105)	—
Principal payments on notes payable and long-term debt	(2,409)	(264)
Proceeds from exercise of stock options and ESPP	1,747	1,996

Net cash provided by (used in) financing activities	783	(20,088)

Net decrease in cash and cash equivalents	(5,694)	(23,532)
Cash and cash equivalents at beginning of year	7,504	31,245

Cash and cash equivalents at end of the period	$1,810	$7,713

See Accompanying Notes to Unaudited Consolidated Financial Statements.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Interim Financial Statements

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. (“Newpark”) as of September 30, 2002, and the results of its operations and its cash flows for the three month and nine month periods ended September 30, 2002 and 2001. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 2001 audited financial statements and related notes filed on Form 10-K. The results of operations for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

     Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Note 2 — Common Stock and Preferred Stock Transactions

     On May 15, 2002 Newpark issued two million shares of common stock in a public offering. The shares were sold at a price of $8.50 per share, with Newpark receiving a total of $16.4 million in proceeds after commissions and legal and accounting costs. The principal use of proceeds was to repurchase all of the outstanding shares of Series A Preferred Stock (“Series A Stock”). The total repurchase price for the Series A Stock was $15.1 million, including $106,249 of dividends earned from the last dividend payment date through the date of repurchase. The remaining proceeds were used to repay debt.

     As a result of the repurchase of the Series A Stock, Newpark recorded a non-recurring, non-cash charge of $861,350 ($.01 per share) as of May 15, 2002 for the remaining unamortized balance of the discount received upon the issuance of the Series A Stock in April 1999. This discount was previously being amortized over a period of five years. The Warrants issued in conjunction with the issuance of the Series A Stock and Series B Preferred Stock contain anti-dilution provisions. During the second quarter of 2002, Newpark recorded an adjustment of $194,004 to its equity accounts to reflect the value assigned to the adjustments made to these Warrants in connection with the anti-dilution provisions. These charges, totaling $1,055,000, are included in other non-cash preferred stock charges in the income statement for the nine months ended September 30, 2002.

     On September 24, 2002, the holder of Series C Preferred Stock (“Series C Stock”) notified Newpark of its intention to convert 8,000 shares of Series C Stock in accordance with the terms of the Series C Stock. The converted shares of Series C Stock had a total stated value of $2 million. Newpark issued a total of 463,768 shares of its common stock, valued at the conversion price of $4.31, and cancelled the 8,000 shares of Series C Stock.

     Subsequent to quarter end, on October 9, 2002 and November 1, 2002, the holder of Series C Stock notified Newpark of its intention to convert an additional 12,000 shares and 10,000 shares, respectively of Series C Stock. These converted shares had a combined stated value of $5.5 million. Newpark issued a total of 1,275,362 shares of its common stock, valued at a conversion price of $4.31, and cancelled the 22,000 shares of Series C Stock in connection with these conversion requests.

Note 3 — Acquisition

     On May 23, 2002, Newpark acquired 100% of the outstanding capital stock of AVA, S.p.A (“AVA”), a privately owned provider of drilling fluids headquartered in Rome, Italy. The total purchase price of approximately $7.0 million was paid through the issuance of 170,704 shares of Newpark common stock, valued at approximately $1.4 million (based on the fair market value of Newpark stock on the date of acquisition), and approximately $5.6 million in cash. AVA was founded in 1954 and provides drilling fluids and related products to exploration companies in the Mediterranean, Eastern Europe and North Africa. AVA’s pre-acquisition operating results were not significant relative to Newpark.

     The purchase price, including approximately $400,000 of acquisition costs, was allocated to the net assets of AVA based on their estimated fair values at the date of acquisition, as follows (in thousands):

Current assets, net of cash acquired	$7,946
Property, plant & equipment	820
Intangible assets	777
Other assets	615
Goodwill	5,953
Liabilities assumed	(9,150)

Total purchase price, net of cash acquired	6,961
Less value of common stock issued	(1,403)

Cash purchase price, net of cash acquired	$5,558

     Newpark has not completed its evaluation of identifiable intangible assets. These evaluations are expected to be completed in the fourth quarter of 2002. The allocations of purchase price to intangible assets and goodwill noted above are based on preliminary assessments and are subject to adjustment upon completion of these evaluations.

Note 4 — Earnings Per Share

     The following table presents the reconciliation of the numerator and denominator for calculating income (loss) per share in accordance with the disclosure requirements of SFAS 128 (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income (loss) applicable to common and common equivalent shares	$31	$8,553	$(234)	$24,790
Add:
Series B and C Preferred Stock dividends	—	675	—	2,025

Adjusted income applicable to common and common equivalent shares	$31	$9,228	$(234)	$26,815

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Weighted average number of common shares outstanding	73,201	70,177	71,879	69,938
Add:
Net effect of dilutive stock options and warrants	67	690	—	984
Shares assumed issued upon conversion of Series B and C Preferred Stock	—	9,005	—	9,005

Adjusted weighted average number of common shares outstanding	73,268	79,872	71,879	79,927

Income (loss) applicable to common and common equivalent shares:
Basic	$.00	$.12	$(.00)	$.35

Diluted	$.00	$.12	$(.00)	$.34

     Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the three months ended September 30, 2002, Newpark had dilutive stock options and warrants to purchase approximately 461,000 shares which were assumed exercised using the treasury stock method. For the three months and nine months ended September 30, 2001, Newpark had dilutive stock options and warrants to purchase approximately 3.6 million shares and 7.1 million shares, respectively, which were assumed exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods. Since Newpark incurred a loss for the nine months ended September 30, 2002, all options and warrants outstanding for this period were excluded from the computation of loss per share as they would be considered anti-dilutive.

     Options and warrants to purchase a total of approximately 10.5 million shares of common stock were outstanding during the three months ended September 30, 2002, but were not included in the computation of diluted income per share because they were anti-dilutive. Options and warrants to purchase a total of approximately 6.9 million shares and 3.5 million shares of common stock were outstanding during the three months and nine months ended September 30, 2001, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.

     The net effect of the assumed conversion of the Series A Preferred Stock through the date of repurchase has been excluded from the computation of diluted income per share for all periods presented because the effect would be anti-dilutive. The net effects of the assumed conversion of the Series B and Series C Preferred Stock also have been excluded from the computation of diluted income (loss) per share for the three months and nine months ended September 30, 2002 because the effects would be anti-dilutive.

Note 5 — Accounts Receivable

     Included in current accounts and notes receivable at September 30, 2002 and December 31, 2001 are:

	September 30,	December 31,
(In thousands)	2002	2001

Trade receivables	$83,478	$82,376
Unbilled revenues	12,221	6,485

Gross trade receivables	95,699	88,861
Allowance for doubtful accounts	(2,134)	(2,159)

Net trade receivables	$93,564	$86,702

Note 6 — Inventory

     Newpark’s inventory consisted of the following items at September 30, 2002 and December 31, 2001:

	September 30,	December 31,
(In thousands)	2002	2001

Composite mats	$17,072	$10,854
Drilling fluids raw material / components	32,378	27,243
Logs	4,645	5,081
Supplies	416	311
Other	962	655

Total	$55,473	$44,144

Note 7 — Long-Term Debt

     As of September 30, 2002, Newpark had outstanding $125 million of unsecured senior subordinated notes (the “Notes”) which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on June 15 and December 15.

     In November 2001, Newpark entered into an interest-rate swap instrument, which effectively converted the Notes to a floating rate for a two year period ending in December 2003. On July 10, 2002, Newpark terminated the swap instrument and received a payment of $1,040,000. All effects of the swap instruments for 2002 were recorded in the first and second quarters. No effects of the swap instrument were recorded in the third quarter of 2002. The total benefit recognized under the swap instrument as a reduction to interest expense, including the termination fee, was $2.2 million for the nine months ended September 30, 2002.

     As of September 30, 2002, Newpark also maintained a $100.0 million bank credit facility, including up to $25.0 million in standby letters of credit, in the form of a revolving line of credit commitment, which expires February 27, 2005. At September 30, 2002, $16.7 million in letters of credit were issued and outstanding under the facility and $38.0 million was outstanding under the revolving facility, leaving $45.3 million of availability under this facility at September 30, 2002. The facility bears interest at either a specified prime rate (4.75% at September 30, 2002) or the LIBOR rate (1.80% at September 30, 2002), in each case plus a spread determined quarterly based on the ratio of Newpark’s funded debt to cash flow. The weighted average interest rates on the outstanding balance under the credit facility for the three months and nine months ended September 30, 2002 were 6.06% and 5.30%, respectively, as compared to 6.25% and 8.09%, respectively, for the comparable periods in 2001.

     As of September 30, 2002, Newpark was in compliance with the financial covenants contained in the Credit Facility.

Note 8 — New Accounting Standards

     On January 1, 2002, Newpark adopted Statement of Financial Accounting Standards No. 141 and 142. These Standards, among other requirements, (i) prohibit the use of the pooling-of-interests method of accounting for business combinations, (ii) provide that goodwill not be amortized in any circumstance, and (iii) require that goodwill be tested for impairment annually or when events or circumstances occurring between annual tests indicate that goodwill for a reporting unit might be impaired. The Standards established a new method for testing goodwill for impairment based on a fair value concept. Newpark completed its fair value testing of goodwill balances during the quarter ended March 31, 2002 and determined that its existing goodwill balances were not impaired under the new standards. Upon adoption of the Standards on January 1, 2002, Newpark ceased to amortize its remaining goodwill balance. Goodwill amortization was approximately $1.2 million and $3.7 million for the three month and nine month periods ended September 30, 2001.

     The table below reconciles Newpark’s net income and earnings per share as reported to the amounts that would have been reported had these Standards been adopted as of January 1, 2001 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Net income:
As reported	$705	$9,528	$3,320	$27,715
Goodwill amortization, net of tax	—	975	—	2,928

As adjusted	$705	$10,503	$3,320	$30,643

Net income (loss) applicable to common and common equivalent shares:
As reported	$31	$8,553	$(234)	$24,790
Goodwill amortization, net of tax	—	975	—	2,928

As adjusted	$31	$9,528	$(234)	$27,718

Basic earnings (loss) per share:
As reported	$.00	$.12	$(.00)	$.35
Goodwill amortization, net of tax	—	.01	—	.04

As adjusted	$.00	$.14	$(.00)	$.40

Diluted earnings (loss) per share:
As reported	$.00	$.12	$(.00)	$.34
Goodwill amortization, net of tax	—	.01	—	.04

As adjusted	$.00	$.13	$(.00)	$.38

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt Statement 143 on January 1, 2003, and, based on current circumstances, does not believe that the impact of adoption of Statement 143 will have a material impact on the Company’s financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” under which a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Note 9 — Segment Data

     Summarized financial information concerning Newpark’s reportable segments is shown in the following table (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)

	2002	2001	$	%

Revenues by segment:
E&P waste disposal	$14,209	$16,561	$(2,352)	(14)%
Fluids sales & engineering	51,694	58,413	(6,719)	(12)
Mat & integrated services	13,503	33,915	(20,412)	(60)

Total revenues	$79,406	$108,889	$(29,483)	(27)%

Operating income by segment:
E&P waste disposal	$3,769	$4,213	$(444)	(11)%
Fluids sales & engineering	3,546	7,520	(3,974)	(53)
Mat & integrated services	(1,269)	9,589	(10,858)	(113)

Total by segment	6,046	21,322	(15,276)	(72)
General and administrative expenses	1,328	1,571	(243)	(15)
Goodwill amortization	—	1,232	(1,232)	(100)

Total operating income	$4,718	$18,519	$(13,801)	(75)%

	Nine Months Ended
	September 30,		Increase/(Decrease)

	2002	2001	$	%

Revenues by segment:
E&P waste disposal	$37,469	$47,418	$(9,949)	(21)%
Fluids sales & engineering	141,551	162,685	(21,133)	(13)
Mat & integrated services	53,051	106,515	(53,464)	(50)

Total revenues	$232,071	$316,618	$(84,546)	(27)%

Operating income by segment:
E&P waste disposal	$5,326	$12,709	$(7,383)	(58)%
Fluids sales & engineering	11,056	20,643	(9,587)	(46)
Mat & integrated services	1,404	29,326	(27,921)	(95)

Total by segment	17,786	62,678	(44,891)	(72)
General and administrative expenses	4,462	3,838	624	16
Goodwill amortization	—	3,699	(3,699)	(100)

Total operating income	$13,324	$55,141	$(41,816)	(76)%

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

Operating Environment and Recent Developments

     Our operating results depend primarily on the level of oil and gas drilling activity in the markets we serve. These levels in turn depend, to a great extent, on oil and gas commodities pricing, inventory levels and product demand. Key average rig count data for the last five quarters is listed in the following table:

	1Q01	2Q01	3Q01	4Q01	1Q02	2Q02	3Q02

U.S Rig Count	1,137	1,239	1,242	1,004	814	808	853
Gulf Coast Market	301	321	299	258	224	203	216
Canadian Rig Count	553	251	322	278	377	144	249

Source: Baker Hughes Inc.

     Our primary Gulf Coast market, which accounted for approximately 68% of 2002 revenues, includes: (1) South Louisiana Land; (2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. The Canadian market accounted for approximately 9% of 2002 revenues. Quarterly fluctuations in the Canadian rig count generally reflect the seasonal nature of drilling activity related to site access and transportation issues.

     Natural gas production accounts for the majority of activity in the markets that we serve. Gas storage levels and demand for natural gas have a significant impact on gas pricing, which, in turn, affects drilling activity, as gas suppliers need to maintain adequate storage for peak demand levels and insure adequate supplies for anticipated future demand.

     Rising commodity prices moderated the demand for natural gas beginning in the second half of 2000, as some commercial users switched to less costly alternate fuel sources when possible. This moderating demand, due to both high gas prices and declining economic activity, resulted in record high levels of gas storage during 2001 and contributed to a decline in commodity prices and exploration activity. Significant declines in exploration activity began in the fourth quarter of 2001 and continued into the second quarter of 2002, which we believe was the bottom of the downward cycle. A slight increase in rig activity began in the third quarter of 2002, but no significant increase in rig activity is expected through mid 2003.

     The average U.S. rig count declined 31% to 853 in the third quarter of 2002, as compared to the third quarter peak in 2001 of 1,242. The average U.S. rig count declined 32% to 825 for the first nine months of 2002, as compared to the first nine months of 2001. According to Baker Hughes Inc., as of the week ended November 8, 2002, the U.S. rig count was 826, with 227 rigs within our primary Gulf Coast market. The traditional surge in

Canadian activity during the winter season has not been as significant as in recent years as a result of higher gas storage levels and uncertainty on the outlook for future gas prices. Canadian rig activity in the third quarter of 2002 averaged 249 rigs, 23% below the comparable period in 2001. According to Baker Hughes, Inc., as of the week ended November 8, 2002, the Canadian rig count was 262.

     All of our business units were negatively affected in the third quarter of 2002 by two named tropical systems and several tropical depressions in the Gulf of Mexico. Tropical weather also has impacted our businesses in the beginning of the fourth quarter.

     We continue to develop a niche in the drilling fluids market based upon our proprietary DeepDrill™ technology. During the first nine months of 2002, we achieved drilling successes with DeepDrill™, and that track record is beginning to translate into new commitments for upcoming projects. Recently, we successfully completed projects for two major international oil companies using the DeepDrill™ system, and several other major companies are currently testing the system.

     New Environmental Protection Agency regulations that limit the discharge of synthetic oil-based drilling fluids into the Gulf of Mexico became effective on August 19, 2002, and, excluding the impact of adverse weather, we began to see the positive impact of these regulations on our waste disposal operations, especially in the third quarter. We believe that the new regulations could also increase the demand for our DeepDrill™ family of drilling fluid products.

     While 2002 sales of our new Dura-Base™ composite mat system have been lower than in 2001, we have begun to penetrate non-oilfield markets with this product and will recognize our first significant shipment of this product to the U.S. Military in the fourth quarter of 2002. The first military shipment in the fourth quarter was for 1,300 mats, and an additional order for 6,000 to 8,000 mats is expected.

     The mat rental market continues to be depressed, especially in our traditional Gulf Coast oilfield market. We have increased our marketing efforts for rental services to other non-oilfield markets and believe that there are many opportunities, especially along the Gulf Coast. Total industry rental inventory is currently at an eight year low, and the overall condition of our competitors’ inventory is poor and their usable inventory is declining monthly. We believe that at current industry cash flows, the reinvestment ability of some competitors is limited. Our inventory is in very good condition and investment returns should recover to historic levels as the market improves.

     Our recent acquisition of AVA S.p.A. provides new market opportunities in the Mediterranean, Eastern Europe and North Africa. While this acquisition will initially concentrate on the drilling fluids market, we believe that most of our product offerings have applications in these markets, and we expect to develop these market opportunities in the future.

Other Market Trends

     Current short-term industry forecasts suggest that we should begin to see a slight increase in the number of rigs active in our primary Gulf Coast market, but this increase is expected to develop slowly and accelerate in the second half of 2003. We anticipate continued market penetration of critical, deep water and geologically deeper wells with our DeepDrill™ family of products, which should help to provide additional revenue growth as the market recovers. We believe that Canadian drilling activity will continue to improve in the fourth quarter of 2002, but full year results will be below those of 2001.

     Current long-term industry forecasts reflect a stable to growing demand for natural gas, predicated upon improving economic conditions. In addition, current productive gas reserves are being depleted at a rate faster than current replacement through drilling activities. Because many shallow fields in the Gulf Coast market have been heavily exploited, and because of improved economics, producers are increasing drilling depth to reach the larger gas reserves. We expect gas-drilling activity to be increasingly associated with deeper, more costly wells. We view this trend as favorable with respect to demand for product offerings in all of our segments.

     Summarized financial information concerning our reportable segments is shown in the following table (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)

	2002	2001	$	%

Revenues by segment:
E&P waste disposal	$14,209	$16,561	$(2,352)	(14)%
Fluids sales & engineering	51,694	58,413	(6,719)	(12)
Mat & integrated services	13,503	33,915	(20,412)	(60)

Total revenues	$79,406	$108,889	$(29,483)	(27)%

Operating income by segment:
E&P waste disposal	$3,769	$4,213	$(444)	(11)%
Fluids sales & engineering	3,546	7,520	(3,974)	(53)
Mat & integrated services	(1,269)	9,589	(10,858)	(113)

Total by segment	6,046	21,322	(15,276)	(72)
General and administrative expenses	1,328	1,571	(243)	(15)
Goodwill amortization	—	1,232	(1,232)	(100)

Total operating income	$4,718	$18,519	$(13,801)	(75)%

	Nine Months Ended
	September 30,		Increase/(Decrease)

	2002	2001	$	%

Revenues by segment:
E&P waste disposal	$37,469	$47,418	$(9,949)	(21)%
Fluids sales & engineering	141,551	162,685	(21,133)	(13)
Mat & integrated services	53,051	106,515	(53,464)	(50)

Total revenues	$232,071	$316,618	$(84,546)	(27)%

Operating income by segment:
E&P waste disposal	$5,326	$12,709	$(7,383)	(58)%
Fluids sales & engineering	11,056	20,643	(9,587)	(46)
Mat & integrated services	1,404	29,326	(27,921)	(95)

Total by segment	17,786	62,678	(44,891)	(72)
General and administrative expenses	4,462	3,838	624	16
Goodwill amortization	—	3,699	(3,699)	(100)

Total operating income	$13,324	$55,141	$(41,816)	(76)%

The figures above are shown net of intersegment transfers.

     On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141 and 142. These Standards, among other requirements, (i) prohibit the use of the pooling-of-interests method of accounting for business combinations, (ii) provide that goodwill not be amortized in any circumstance, and (iii) require that goodwill be tested for impairment annually or when events or circumstances occurring between annual tests indicate that goodwill for a reporting unit might be impaired. The Standards established a new method for testing goodwill for impairment based on a fair value concept. We completed our fair value testing of goodwill balances during the quarter ended March 31, 2002 and determined that our existing goodwill balances were not impaired under the new standards. Upon adoption of the Standards on January 1, 2002, we ceased to amortize our remaining goodwill balance. Goodwill amortization was approximately $1.2 million, or $976,000 net of tax, for the quarter ended September 30, 2001, and $3.7 million, or $2.9 million net of tax, for the nine months ended September 30, 2001.

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Revenues

     E&P Waste Disposal: Waste disposal revenue declined $2.4 million, or 14%, on a 25% decline in waste volumes received. During the third quarter of 2002, we received 899,000 barrels of E&P waste, compared to 1,194,000 barrels in the comparable quarter of 2001. This decline in waste volumes received is due primarily to the 31% decline in active rigs. The average revenue per barrel increased 9.6% to $12.84, as compared to an average of $12.19 for the third quarter of 2001, as a result of favorable changes in the mix of waste streams received, with an increasing proportion of the waste coming from the offshore market in response to regulatory changes.

     As noted earlier, the third quarter 2002 results were impacted by adverse tropical weather. We believe that the series of storms in the Gulf of Mexico reduced third quarter receipts by 80,000 barrels and segment revenue by $1 million. The decline in receipts from the third quarter of 2002 as compared to 2001 would have been only 18% after considering the estimated effect of the tropical weather. This decline is significantly smaller than the 31% decline in active rigs, and we believe this is an indication of the impact of the new discharge limitations on synthetic-based fluids that recently became fully effective. During the period, we opened a new facility at Galveston, Texas that immediately began to receive waste from customers in that area.

     Fluids Sales and Engineering: Revenues for this segment declined $6.7 million, or 12%, to $51.7 million during the third quarter of 2002, as compared to the third quarter of 2001. The average number of rigs we serviced declined by 37%, from 200 in 2001 to 126 in 2002. The revenue decline was significantly less than the decline in the number of rigs serviced, as we continued to benefit from our focus on deeper drilling projects in key markets. As a result of this trend, the average annual revenue per rig increased 40% to approximately $1.6 million in the third quarter of 2002, as compared to approximately $1.2 million for the comparable period in 2001. The increased revenue generation per rig is due principally to increasing market participation in the U.S. Gulf of Mexico market, and the improving quality (depth of drilling and difficulty of drilling) of work assigned to us by our customers.

     In the second quarter, we acquired 100% of the outstanding capital stock of AVA, S.p.A., a 48 year old company that provides drilling fluids and related products to exploration companies in the Mediterranean, Eastern Europe and North Africa. Results of operations for AVA provided $6.2 million in revenues for the current quarter. We are receiving more programming requests for new drilling fluids projects, which are expected to turn into revenue opportunities in the fourth quarter of 2002 and further revenue growth in 2003. In addition, we expect an increase in drilling fluid revenue in the Canadian market over the next several quarters due to the normal seasonal improvement in Canadian activity. The new synthetic based fluid regulations could also accelerate the acceptance of our DeepDrill™ family of products, since discharge of these products would be exempt from the new regulations, thus reducing the disposal costs of our customers. These new regulations have helped us recently to open discussions about our drilling fluids products, services and capabilities with many operators who are not currently drilling fluids customers. We anticipate that drilling fluid revenue will lead our revenue growth over the remainder of the year, assuming improvement in drilling activity.

     Mat and Integrated Services: Mat revenue for the quarter was $13.5 million, compared to $33.9 million in the comparable prior year quarter, a decline of 60%. Pricing of mats rented in the core Gulf Coast market declined substantially compared to a year ago due to reduced land drilling activity and the absence of activity in the marsh and transition zone market during the third quarter of 2002. Average rental pricing for this market declined to $0.54 from $1.04 per square foot, while the volume of mats installed declined 38% to 2.8 million square feet. The volume of re-rentals (i.e. revenues which extend beyond the initial contractual period), the most profitable revenues for this segment, declined 84% in the third quarter of 2002 as compared to 2001. Highly competitive pricing in the Gulf Coast mat rental market is expected to persist until land and marsh drilling activity improves, which is expected to occur in 2003.

     During the third quarter of 2002, we sold less than $100,000 of composite mats, as compared to $9.2 million of revenue on approximately 5,800 mats sold in the comparable period of 2001. As noted above, in the fourth quarter of 2002 we shipped 1,300 mats of an anticipated 7,000 to 9,000 mat order for the U.S. military. We have furnished price quotations for sale of composite mats on several other large projects outside our primary North American oil service market and expect that these projects will be the source of increasing composite mat sales revenue in 2003. With improvement in commodity pricing, we anticipate that Canadian composite mat sales will increase again in 2003.

Operating Income

     E&P Waste Disposal: Waste disposal operating income declined $444,000 on a $2.4 million decline in revenues. The third quarter of 2002 benefited from cost reductions that were fully in place by June 30, 2002. These cost reductions were slightly offset by the costs associated with opening our new Galveston facility and expanding two key service facilities. In spite of these additional costs, total operating costs for this business unit declined compared to the year ago period.

     The cost reductions included, among other things, our decision not to exercise our option to renew a disposal agreement with U.S. Liquids (USL) beyond the most recent expiration date of June 30, 2002. In December 2000, in anticipation of increased volumes of waste streams resulting from the recently enacted discharge regulations for synthetic fluids, we had exercised our option to dispose of E&P waste at certain of USL’s disposal facilities for a period of one year from July 1, 2001. As part of this original option exercise, we doubled the amount of waste volume that we could dispose of at these facilities and obtained USL’s agreement not to compete with us in the E&P disposal business through June 30, 2002. Our cost of disposal under this contract was approximately $2 per barrel higher than under the disposal agreement that expired on June 30, 2001. Due to the decline in total waste volume resulting from lower rig activity, we did not exercise our option to extend the agreement beyond the June 30, 2002 expiration date. Accordingly, as of that date we were relieved of any future obligation to USL, and USL was relieved from any non-competition restrictions.

     Fluids Sales and Engineering: Operating income from fluids sales and engineering declined $4.0 million, due in part to the effect of lower revenues in the period and our internal operating leverage. Operating margins for this segment declined from 12.9% for the quarter ended September 30, 2001 to 6.9% for the quarter ended September 30, 2002. This reduction in operating margin is primarily due to lower fixed cost coverage on lower revenue and increasingly competitive pricing of commodity products, which compressed some margins in the market served by the company.

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

     Mat and Integrated Services: Mat and integrated services operating income declined $10.9 million on a $20.4 million decline in revenues, consistent with the historic incremental margin (defined as the change in operating income divided by the change in revenues) in the segment. The large decline is primarily due to two factors. First, we experienced a reduction in both pricing (from $1.04 to $0.54 per square foot installed) and volume installed in our primary oilfield rental business and in re-rental income, which contracted due to decreased utilization of our rental fleet. Second, we experienced lower composite mat sales in 2002. Composite mat sales generated a gross margin contribution of approximately 45% in 2001.

Interest Income/Expense

     Net interest expense was $3.4 million for the third quarter of 2002, as compared to $3.5 million for the third quarter of 2001. The effective interest rate for the third quarter of 2002 and 2001 was 8.4%. Reductions in the prime rate and Libor rate during these comparable periods were offset by a higher pricing spread on our credit facility due to lower earnings and the corresponding reduction in our debt coverage ratios.

Provision for Income Taxes

     For the quarter ended September 30, 2002 we recorded an income tax provision of $565,000, reflecting an income tax rate of 44%. For the quarter ended September 30, 2001, we recorded an income tax provision of $5.4 million, reflecting an income tax rate of 36%. The higher effective rate in 2002 is primarily attributable to our having lower projected earnings in relation to certain expenses that are not deductible for tax purposes. The reduction in projected earnings resulted in our recording an adjustment in the quarter to reflect an increase in the anticipated effective rate for all of 2002 from 36% to 38%.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues

     E&P Waste Disposal: Waste disposal revenue declined $9.9 million, or 21%, on a 31% decline in waste volumes received. During the first nine months of 2002, we received 2,354,000 barrels of E&P waste, compared to 3,416,000 barrels in the comparable period of 2001. This decline in waste volumes received is primarily the result of a 29% decline in active rigs. The average revenue per barrel increased 9% to $12.92, as compared to an average of $11.87 for the first half of 2001, as a result of favorable changes in the mix of waste streams received. The annualized volume of waste generated per rig grew in response to recent changes in regulations. These effects helped mitigate the revenue loss from lower drilling activity.

     Fluids Sales and Engineering: Revenues for this segment declined $21.1 million, or 13%, to $141.6 million during the first nine months of 2002, from the comparable period of 2001. The average number of rigs we serviced declined by 37%, from 196 in 2001 to 123 in 2002. The revenue decline was significantly less steep than the decline in the number of rigs serviced as we continued to benefit from our focus on deeper drilling projects in key markets. These premium projects generate much larger revenue opportunities than the shallower, simpler projects that represented the majority of work in prior periods. As a result, the average annual revenue per rig increased 39% to approximately $1.5 million in the first nine months of 2002, as compared to approximately $1.1 million for the comparable period in 2001, aided by growth in the U.S. Gulf of Mexico market.

     Mat and Integrated Services: Mat revenue for the first nine months of 2002 was $53.1 million, compared to $106.5 million in the comparable prior year period, a decline of 50%. Both pricing and volume of mats rented in the core Gulf Coast market declined substantially compared to a year ago due to reduced land drilling activity and the absence of significant activity in the marsh and transition zone market during the first nine months of 2002. Average rental pricing in the oilfield market declined to $0.60 from $1.35 per square foot, while the volume of mats installed declined 2% to 10.2 million square feet. The volume of re-rentals (i.e. revenues which extend beyond the initial contractual period), a key indicator of utilization, declined $8.7 million, or 69%, in the first nine months of 2002, compared to 2001.

     During the first nine months of 2002, we sold approximately 4,900 composite mats, generating revenue of $8.0 million, as compared to $28.7 million of revenue on approximately 17,900 mats sold in the comparable period of 2001.

Operating Income

     E&P Waste Disposal: Waste disposal operating income declined $7.4 million on a $9.9 million decline in revenues. As noted above, the full effects of operating cost reductions were recognized beginning in the third quarter of 2002 with the termination of the USL contract. This, along with other cost reduction measures, has resulted in significant improvement in operating margins within this segment. The operating margin for the third quarter of 2002 was 27%, as compared to 14% for the first nine months of 2002.

     Fluids Sales and Engineering: The $9.6 million decline in fluids sales and engineering operating income is due primarily to the decline in revenue of $21.1 million. Operating margins for this segment declined from 12.6% for the nine months ended September 30, 2001 to 7.8% for the nine months ended September 30, 2002. This reduction in operating margin is due to lower revenues, which resulted in less coverage of fixed operating costs, and to lower margins from sales of commodity products.

     Mat and Integrated Services: Mat and integrated services operating income declined $27.9 million on a $53.5 million decline in revenues, a result consistent with the historic incremental margin in the segment. The decline is primarily attributable to the significant reduction in pricing due to competitive factors, and in re-rental income, this segment’s most profitable revenue. In addition, this decline in incremental margin reflects the impact of lower composite mat sales, which generated a gross margin of approximately 45% in 2001.

Interest Income/Expense

     Net interest expense was $8.0 million for the first nine months of 2002, a decrease of $3.5 million, compared to $11.5 million for the first nine months of 2001. The decrease in net interest cost is principally due to the effects of the interest rate swap arrangement entered into in November 2001 and settled on July 10, 2002. The total benefit from this arrangement, recognized in the nine-month period ended September 30, 2002, was $2.2 million. In addition to the swap arrangement, interest expense was lower in the first nine months of 2002 compared to the prior year due to a decrease of $7.7 million in average outstanding borrowings and a decline in the average effective interest rate from 9.1% in 2001 to 8.3% in 2002, exclusive of the effect of the swap. The decrease in the effective interest rate resulted from the general decline in interest rates experienced during 2001 and 2002, which were partially offset by higher pricing spreads on our credit facility due to lower earnings and the corresponding reduction in our debt coverage ratios.

Provision for Income Taxes

     For the nine months ended September 30, 2002 we recorded an income tax provision of $2.0 million, reflecting an effective income tax accrual rate of 38%. For the nine months ended September 30, 2001, we recorded an income tax provision of $15.6 million, reflecting an income tax rate of 36%. The increased effective rate is a function of the lower anticipated earnings and certain non-deductible expenses that do not vary directly with revenue and income.

Preferred Stock Repurchase

     On May 15, 2002 we issued two million shares of common stock in a public offering. The shares were sold at a gross price of $8.50 per share, and we received a total of $16.4 million in proceeds after commissions and legal and accounting costs. The proceeds were used principally to repurchase all of the outstanding shares of Series A Preferred Stock (Series A Stock). The total repurchase price for the Series A Stock was $15.1 million, including $106,249 of dividends earned from the last dividend payment date through the date of repurchase. The remaining proceeds were used to repay debt.

     As a result of the repurchase of the Series A Stock, we recorded a non-recurring, non-cash charge of $861,350 ($.01 per share) as of May 15, 2002 for the remaining unamortized balance of the discount received upon the issuance of the Series A Stock in April 1999. This discount was previously being amortized over a period of five years. The Warrants issued in conjunction with the issuance of the Series A Stock and Series B Preferred Stock contain anti-dilution provisions. During the second quarter of 2002, we recorded an adjustment of $194,004 to our equity accounts to reflect the value assigned to the adjustments made to these Warrants in connection with the anti-dilution provisions. These charges, totaling $1,055,000, are included in other non-cash preferred stock charges in the income statement for the nine months ended September 30, 2002.

Liquidity and Capital Resources

     Cash generated from operations for the first nine months of 2002 totaled $8.5 million and was used principally to fund net capital expenditures of $11.2 million. With the reduction in planned capital expenditures noted below and expected improvement in operating results for the remainder of the year and into 2003, we expect to make some further reductions in outstanding borrowings under our credit facility in spite of the current weakness in rig activity.

     Key working capital data is provided below:

	September 30,	December 31,
	2002	2001

Working Capital (000’s)	$108,232	$103,359
Current Ratio	2.66	3.03

     We anticipate that our working capital requirements for the remainder of 2002 and into 2003 will increase as a result of the expected improvement in revenue, related in part to modest gains in rig activity. If market conditions improve in the second half of 2003 as anticipated, we will likely have to supplement our operating cash flows with borrowings under our credit facility to fund the resulting increase in working capital. Recent reductions in the outstanding balance of our credit facility have provided us with access to readily available capital resources for the anticipated upward cycle in industry activity. We had reduced our planned orders of mats for delivery in 2002 to 15,000 mats. We will be setting the planned orders of mats for delivery in 2003 during the fourth quarter. The level of planned deliveries will be based on current inventory levels and projected sales. Given the actual and anticipated sales of composite mats for the fourth quarter of 2002 and the remaining planned deliveries from our manufacturer, we would anticipate some net reduction in our composite mat inventory by the end of 2002. We estimate that capital expenditures will be approximately $5 million in the fourth quarter of 2002 and should not exceed our anticipated depreciation expense of approximately $24 million in 2003.

     Our long term capitalization was as follows (in thousands):

	September 30,	December 31,
	2002	2001

Long-term debt:
Credit facility	$38,000	$39,715
Subordinated debt	125,000	125,000
Other	11,075	12,239

Total long-term debt	174,075	176,954
Stockholders’ equity	302,451	293,954

Total capitalization	$476,526	$470,908

Long-term debt to total capitalization	36.5%	37.6%

     Effective January 31, 2002, we completed the re-syndication of our $100 million bank credit facility, expanding the participants to six banks from four, and extending the term through February 2005. The compliance ratios were simplified and minor technical changes were implemented to simplify the documentation. Since the re-syndication, several amendments to the credit facility have been obtained to adjust the compliance ratios as a result of the current market cycle. At September 30, 2002, $16.7 million in letters of credit were issued and outstanding under the facility and $38.0 million was outstanding under the revolving facility, leaving $45.3 million of availability under this facility at September 30, 2002. We anticipate that cash flow from operations will provide the majority of our cash needs and that the availability under our credit facility will be sufficient to meet our working capital funding needs in any cyclical recovery.

     The credit facility bears interest at either a specified prime rate (4.75% at September 30, 2002) or the LIBOR rate (1.80% at September 30, 2002), in each case plus a spread determined quarterly based on the ratio of our funded debt to cash flow. The weighted average interest rates on the outstanding balance under the credit facility for the quarter and nine months ended September 30, 2002 were 6.06% and 5.30%, respectively, as compared to 6.25% and 8.09%, respectively, for the comparable periods in 2001.

     The credit facility contains certain financial covenants. As of September 30, 2002, we were in compliance with the covenants contained in the Credit Facility, as amended. Our Senior Subordinated Notes do not contain any financial covenants. However, if we do not meet the financial covenants of the bank credit facility and are unable to obtain an amendment from the banks, we would be in default under the terms of the credit facility and the Notes would be in default and would be immediately due. The Notes, the bank credit facility and the certificates of designation relating to our preferred stock also contain covenants that significantly limit the payment of dividends on our Common Stock.

     As discussed above, in May 2002, we acquired the common stock of AVA, S.p.A (“AVA”). The consideration included cash of approximately $5.6 million and 170,000 shares of our common stock. We borrowed the cash to fund the acquisition by a draw on our credit facility. AVA maintains its own credit arrangements, including short-term note payable arrangements with several banks. Advances under these credit arrangements are typically based on a percentage of AVA’s accounts receivable or firm contracts with certain customers. We believe that these credit arrangements are sufficient to support the anticipated growth in AVA’s business without additional support from Newpark.

     Off balance sheet liabilities: We lease most of our office and warehouse space, rolling stock and certain pieces of operating equipment under operating leases. In addition, as discussed below, during 2001 we entered into a limited duration interest rate swap arrangement. This arrangement was terminated in July 2002. Furthermore, we have issued a guaranty of certain debt obligations of the manufacturer of our composite mats. This guaranty is backed by a letter of credit. The underlying debt obligation of the manufacturer matures in approximately six years, and current sales of composite mats are generating sufficient cash flows to support this debt, which is amortizing on schedule. The details of these various arrangements are more fully disclosed in the “Notes to the Financial Statements” included in our Form 10-K for the year ended December 31, 2001.

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

     In November 2001, we entered into an interest-rate swap instrument, which effectively converted our Senior Subordinated Notes to a floating rate for a two year period ending in December 2003. On July 10, 2002, we terminated the swap instrument and received a payment of $1,040,000. All effects of the swap instruments for 2002 were recorded in the first and second quarters of 2002. No effects of the swap instrument were recorded in the third quarter of 2002. The total benefit recognized under the swap instrument as a reduction to interest expense, including the termination fee, was $2.2 million for the nine months ended September 30, 2002.

     The Notes mature on December 15, 2007. There are no scheduled principal payments under the Notes prior to the maturity date. However, all or some of the Notes may be redeemed at a premium after December 15, 2002. We have no current plans to repay the Notes ahead of their scheduled maturity.

Foreign Currency

     Our principal foreign operations are conducted in Canada. With the recent acquisition of AVA, S.p.A. (see Note 3), we have expanded our foreign operations into additional markets. There is exposure to future earnings due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currencies. We primarily conduct our business in the functional currency of the jurisdictions in which we operate. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted the use of hedging instruments.

ITEM 4. Controls and Procedures

Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to Newpark (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange

Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

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

     Among the risks and uncertainties that could cause future events and results to differ materially from those anticipated by us in the forward-looking statements included in this report are the following:

•	oil and gas exploration and production levels and the industry’s willingness to spend capital on environmental and oilfield services;

•	oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital;

•	domestic and international political, military, regulatory and economic conditions;

•	other risks and uncertainties generally applicable to the oil and gas exploration and production industry;

•	existing regulations affecting E&P and NORM waste disposal being rescinded or relaxed, governmental authorities failing to enforce these regulations or industry participants being able to avoid or delay compliance with these regulations;

•	future technological change and innovation, which could result in a reduction in the amount of waste being generated or alternative methods of disposal being developed;

•	increased competition in our product lines;

•	our success in integrating acquisitions, including our recent acquisition of AVA S.p.A.;

•	our success in replacing our wooden mat fleet with our new composite mats;

•	our ability to maintain the necessary permits to operate our non-hazardous waste disposal wells and our ability to successfully compete in this market;

•	adverse weather conditions, which could disrupt drilling operations;

•	our ability to successfully introduce our new products and services and the market acceptability of these products and services, including our composite mats and our DeepDrillTM technology;

•	any delays in implementing the new synthetic fluids disposal regulations or the failure of these regulations to materially impact waste disposal volumes or drilling fluids revenues; and

•	any increases in interest rates under our credit facility either as a result of increases in the prime or LIBOR rates or as a result of changes in our funded debt to cash flow ratio.

     For further information regarding these and other factors, risks and uncertainties affecting Newpark, reference is made to the risk factors set forth in the Prospectus included in our Registration Statement on Form S-3 filed on May 8, 2002 (File No. 333-87840), and to the section entitled “Forward-Looking Statements” on page 17 of that Prospectus.

PART II

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Third Amendment dated as of October 31, 2002 to Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, N.A., Credit Lyonnaise, Royal Bank of Canada, Hibernia National Bank, Comerica Bank and Whitney National Bank as lenders.

	99.1	Certification dated November 13, 2002 by James D. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification dated November 13, 2002 by Matthew W. Hardey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

NEWPARK RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2002

NEWPARK RESOURCES, INC.

By:	/s/ James D. Cole James D. Cole, Chairman and Chief Executive Officer

By:	/s/ Matthew W. Hardey Matthew W. Hardey, Vice President and Chief Financial Officer

Section 302 Certificate:

1.     I have reviewed this quarterly report on Form 10-Q of Newpark Resources, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     (c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     (a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	By:	/s/ James D. Cole

James D. Cole, Chairman and Chief Executive Officer

Section 302 Certificate:

1.     I have reviewed this quarterly report on Form 10-Q of Newpark Resources, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     (c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     (a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	By:	/s/ Matthew M. Hardey

Matthew M. Hardey, Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Third Amendment dated as of October 31, 2002 to Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, N.A., Credit Lyonnaise, Royal Bank of Canada, Hibernia National Bank, Comerica Bank and Whitney National Bank as lenders.

99.1	Certification dated November 13, 2002 by James D. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification dated November 13, 2002 by Matthew W. Hardey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.