Form 10-K
period 2002-12-31
NEWPARK RESOURCES INC
filed 2003-03-25
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission File No. 1-2960

Newpark Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1123385
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3850 N. Causeway, Suite 1770
Metairie, Louisiana	70002
(Address of principal executive offices)	(Zip Code)

(504) 838-8222
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.01 par value	New York Stock Exchange
8-5/8% Senior Subordinated Notes due 2007, Series B	New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes  ☑  No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     .

     At June 30, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was $515.2 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.

     As of March 21, 2003, a total of 77.8 million shares of Common Stock, $.01 par value per share, were outstanding.

Documents Incorporated by Reference

     Pursuant to General Instruction G(3) to this form, the equity-based compensation table required by Item 5 and the information required by Items 10, 11, 12 and 13 of Part III hereof are incorporated by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 11, 2003.

NEWPARK RESOURCES, INC.
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

Item		Page
Number	Description	Number

	PART I
1	Business	3
2	Properties	22
3	Legal Proceedings	23
4	Submission of Matters to a Vote of Security Holders	24
	PART II
5	Market for the Registrant's Common Equity and Related Stockholder Matters	25
6	Selected Financial Data	25
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
7A	Quantitative and Qualitative Disclosures About Market Risk	43
8	Financial Statements and Supplementary Data	46
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	81
	PART III
10	Directors and Executive Officers of the Registrant	81
11	Executive Compensation	81
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
13	Certain Relationships and Related Transactions	81
14	Controls and Procedures	81
	PART IV
15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	82
	Signatures	85
	Certifications	86

Note:	The equity-based compensation table required by Item 5, and the responses to Items 10, 11, 12 and 13, are included in the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held June 11, 2003. The required information is incorporated into this Report by reference to such document and is not repeated here.

PART I

ITEM 1. Business

General

     Newpark Resources, Inc. is a service company providing drilling fluids, temporary site access, sales of portable access roads and work-sites and environmental services, principally to the oil and gas exploration and production industry. We operate in the U.S. Gulf Coast, west Texas, the U.S. Mid-continent, the U.S. Rockies, western Canada and areas surrounding the Mediterranean Sea. We provide, either individually or as part of a comprehensive package, the following products and services:

•	drilling fluids, associated engineering and technical services;

•	installing, renting and selling patented hardwood and composite interlocking mats used for temporary access roads and work sites in oilfield and other construction applications;

•	processing and disposing oilfield exploration and production, or E&P, waste;

•	on-site environmental and oilfield construction services;

•	lumber, timber and wood by-products sales; and

•	processing and disposing non-hazardous industrial wastes for the refining, petrochemical and manufacturing industry in the U.S. Gulf Coast market.

     We offer our drilling fluids, fluids processing, management and waste disposal services in an integrated package we call “Performance Services”. This allows our customers to consolidate their outsourced services and reduce the number of vendors used. It can also accelerate the drilling process while reducing the amount of fluids consumed and the amount of waste created in the process. We believe our Performance Services program differentiates us from our competitors and increases the efficiency of our customers’ drilling operations.

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

     We have introduced and are continuing to develop the market for the DeepDrill™ system of high-performance, water-based drilling fluids and related specialty products and other systems incorporating our advanced technology products. We have introduced an oil-based drilling fluid system that incorporates a product from the DeepDrill™ family that substitutes for salt, which we believe solves some of the environmental problems associated with oil-based fluids while improving drilling performance. We believe that these new products will make it easier for our customers to comply with increasingly strict environmental regulations affecting their drilling operations and improve the economics of the drilling process. (See discussion of Environmental Regulations below.)

     We provide drilling fluids to the U.S. Gulf Coast market, west Texas, the U.S. Mid-continent, the U.S. Rockies, western Canada and, beginning in 2002 when we acquired AVA, S.p.A., in areas around the Mediterranean Sea. We have the service infrastructure necessary to participate in the drilling fluids market in these regions. This infrastructure includes our industrial minerals grinding capacity which provides barite, a critical raw material for our drilling fluids operations in the U.S. Gulf Coast. We also sell a variety of industrial minerals, principally to industrial markets, from a plant in Dyersburg, Tennessee.

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

     We use our Dura-Base™ composite plastic mat system in our U.S. Gulf Coast rental market and increasingly in non-oilfield markets, and have begun selling the composite mats both within and outside of the oilfield market. During 2001, the majority of our sales were for oilfield applications in the western Canadian market. During 2002, the majority of our sales were for oil and gas industry applications outside of North America, including Russia (Sakhalin Island), Mexico, and for military use in the Middle East. We believe that, in time, the DuraBase™ mat will replace a significant portion of our traditional wooden mats in many rental applications and provide significant economic benefits because they are lighter, stronger, require fewer repairs and last longer than our wooden mats. We have dedicated significant time and resources to developing Dura-Base™ markets in industrial and construction applications, international markets and military and government applications and believe that significant potential exists for future sales in these key markets.

     We also provide other services for our customers’ oil and gas exploration and production activities that are principally included within our “Mat and Integrated Services” segment. These services include:

•	waste pit design, construction and installation;

•	regulatory compliance assistance;

•	site remediation and closure; and

•	oilfield construction services, including hooking-up and connecting wells, installing production equipment and maintaining the production site and facilities during the life of the well.

     We receive E&P waste generated by our customers that we then process and inject into environmentally secure geologic formations deep underground. A portion of material recycled from the waste stream is delivered to municipal landfill facilities for application as a commercial product as cell liner material or daily cover material. This reuse product meets all EPA specifications for reuse. Recently, approximately 25% to 30% of the total waste that we received has been processed for reuse.

     Since 1994, we have been licensed to process E&P waste contaminated with naturally occurring radioactive material, or NORM (For more information on NORM, please refer to the discussion under Environmental Regulation beginning on page 16). We currently operate under a license that authorizes us to directly inject NORM into dedicated disposal wells at our Big Hill, Texas facility. This is the only offsite facility in the U.S. Gulf Coast licensed for this purpose. Since July 1999, we also have been operating a facility to dispose non-hazardous industrial waste. This facility uses the same waste disposal technology we use for E&P waste and NORM waste disposal.

     Newpark was originally organized in 1932 as a Nevada corporation. In April 1991, we changed our state of incorporation to Delaware. Our principal executive offices are located at 3850 North Causeway Boulevard, Suite 1770, Metairie, Louisiana 70002. Our telephone number is (504) 838-8222.

Industry Fundamentals

     Demand for our services has historically been driven by several factors: (i) commodity pricing of oil and gas, (ii) oil and gas exploration and production expenditures and activity and the trend toward drilling in deeper geologic zones; (iii) the desire to drill in more environmentally difficult areas, such as the coastal marsh and inland waters near the coastline (transition zone) of the Gulf Coast, (iv) use of more complex drilling techniques that tend to generate more waste; and (v) increasing environmental regulation of the waste created while drilling for oil and gas (E&P waste).

     The demand for most of our services is related to the level, type, depth and complexity of oil and gas drilling. The most widely accepted measure of activity is the Baker-Hughes Rotary Rig Count. During the fourth quarter of 1997, the number of drilling rigs working in the U.S. Gulf Coast region reached its highest level since 1990, then began a decline that continued into the second quarter of 1999, when it reached the lowest level ever recorded in the history of the indicator, which began over 50 years ago. Shortly afterwards, the rig count in our principal market began to increase, and that trend continued through early July 2001, when it peaked at 1,293 rigs working. The average rig count was 830 for 2002 compared to 1,156 in 2001, a decline of 326 rigs, or 28%. Rig activity has increased slightly in the U.S. since year-end, rising to 929 as of March 7, 2003. Industry observers anticipate continued slow improvement in this indicator driven by recent high commodity prices, particularly in the natural gas market, resulting from the current shortage in natural gas supply and declining production levels.

     As the shallower reserves available in the historic gas-producing basins of the U.S. mature, many operators have begun to shift the focus of their drilling programs towards deeper geologic structures. We believe that improved application of technological advances such as computer-enhanced interpretation of three-dimensional seismic data and improved rig capacity, drilling tools and fluids, which facilitate faster drilling, will help reduce the risk and cost of finding oil and gas and are important factors in the economics faced by the industry. These advances have increased the willingness of exploration companies to drill in coastal marshes and inland waters where access is expensive, and to drill deeper wells in many basins. These projects rely heavily on services such as those that we provide. Deeper wells require larger, more expensive temporary locations to be constructed to accommodate larger drilling rigs and the equipment needed to handle increased volumes of drilling fluids and associated wastes. These locations are generally in service for significantly longer periods, generating additional mat rental revenues. Deeper wells also require more complex drilling fluid programs and generate larger waste volumes than those from simpler systems used in shallower wells. The total cost of a drilling fluids program for rigs in excess of 12,000 feet generally increases exponentially as rig depth increases.

     The oilfield market for environmental services has grown due to increasingly stringent regulations restricting the discharge of exploration and production wastes into the environment. Most recently, the U.S. EPA has published new regulations significantly limiting discharges of drilling wastes contaminated with synthetic-based mud (SBM) into the Offshore Gulf of Mexico. These new regulations became effective on February 19, 2002, with a six month phase in period allowed to achieve compliance. These new regulations have had a material effect on the industry’s disposal practices in the offshore market. Louisiana, Texas and other states have enacted comprehensive laws and regulations governing the proper handling of E&P waste and NORM, and regulations have been proposed in other states. As a result, waste generators and landowners have become increasingly aware of the need for proper treatment and disposal of this waste in both drilling of new wells and remediating production facilities.

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

     The non-hazardous industrial waste market includes many recurring waste streams that are continually created by customers in the normal course of their business operations. In addition, “event” driven waste streams may result from specific business activities that do not happen often, such as a refinery “turnaround” or facility remediation projects. These wastes include contaminated soils, wastewater treatment residues, tank bottoms, process wastewater, storm water runoff, equipment wash water and leachate water from municipal landfills.

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

     Patented Mats. We own or license several patents that cover our wooden mats and subsequent improvements. To facilitate entry into new markets and reduce our dependence on hardwood supplies, we have obtained the exclusive license for a new patented composite mat manufactured from plastics and other materials. We own 49% of an entity that owns and operates the manufacturing facility for these mats. We began taking delivery of these mats in the fourth quarter of 1998. As of December 31, 2002, 40% of our mat rental capacity was composed of the new composite product. We have no plans to expand the Dura-Base™ portion of our rental fleet at this time.

     DeepDrill™. We own the patent rights to this high-performance, completely biodegradable, water-based drilling fluid system and related family of specialty products, which provides unique answers to both performance and environmental concerns in many drilling situations. Some of the performance areas that DeepDrill™ can address include hydrate suppression in deepwater drilling, torque and drag reduction, shale inhibition, minimized hole enlargement and enhanced ability to log results and utilize measurement tools. The DeepDrill™ system offers superior environmental attributes to the commonly used oil-based and synthetic-based fluid systems, which are often used in environmentally sensitive areas due to performance requirements. The DeepDrill™ system has enabled us to offer salt-free oil-based drilling fluids that facilitate on-site composting of the waste stream and compliance with new regulations limiting the salt levels in the composted material returned to the environment in western Canada.

     Low Cost Infrastructure. We have assembled a low cost infrastructure to receive and process E&P waste in the U.S. Gulf Coast region that includes strategically located transfer stations for receiving waste, a large fleet of barges for the most cost-efficient transportation of waste and geologically-secure injection disposal sites.

     Integration of Services. We believe we are one of the few companies in the U.S. Gulf Coast able to provide a package of integrated services and offer a “performance services” approach to solving customers’ problems. Our mats provide the access roads and work sites for a majority of the land drilling in the Gulf Coast market. Our on-site and off-site waste management services are frequently sold in combination with our mat rental services. In addition, our entry into the drilling fluids business has created the opportunity for us to market drilling fluids with other related services, including technical and engineering services, disposal of used fluids and other drilling waste, construction services, site cleanup and site closure. Consequently, we believe that we are well positioned to take advantage of the industry trend towards outsourcing and vendor consolidation.

     Experience in the Regulatory Environment. We believe that our operating history provides us with a competitive advantage in the highly regulated oilfield waste disposal business. As a result of working closely with regulatory officials and citizens’ groups, we have gained acceptance for our proprietary injection technology and have received a series of permits for our disposal facilities, including a permit allowing the disposal of NORM at our Big Hill, Texas facility. These permits enable us to expand our business and operate cost-effectively. We believe that our proprietary injection method is superior to alternative methods of disposing oil field wastes, including landfarming, because injection provides greater assurance that the waste is permanently isolated from the environment and will not contaminate adjacent property or groundwater. We further believe that increasing environmental regulation and activism will inhibit the widespread acceptance of other disposal methods and the permitting of additional disposal facilities.

     Experienced Management Team. Our executive and operating management team has built and augmented our capabilities over the past ten years, allowing us to develop a base of knowledge and a unique understanding of the oilfield construction and waste disposal markets. Our executive and operating management team has an average of 24 years of industry experience, and an average of 12 years with us. Several executives have been with us for 25 years or more. We have strengthened our management team by retaining key management personnel of the companies we have acquired and by attracting additional experienced personnel.

Business Strategy

     Technical Drilling Fluids Products Leadership. Our strategy is to distinguish our fluids sales and engineering segment from our competitors by providing our customers with innovative systems and solutions that ensure their drilling success. Our DeepDrill™ Fluids System is one such high-performance solution created in anticipation of both increasing environmental regulation and increasingly complex drilling processes. Our ability to provide these high-performance and environmentally safe systems, products, and services will play a major role in preventing or solving our customers’ drilling problems while also reducing their total cost to drill a well.

     Implement Our Performance Services Concept. With our Performance Services Concept, we work with our customers in a collaborative environment. We can better align our strengths, experience and project goals with those of our customers. Our ability to incorporate fluid systems management, process equipment, site preparation, and waste disposal services can further help our customers achieve an overall well cost savings and further differentiate us from our competitors.

     Develop the Worldwide Market for Dura-Base™ Mats. We plan to continue the initiatives begun in fiscal 2002 that saw the Dura-Base™ mat introduced in several key markets world-wide. We believe that these composite mats have worldwide applications in oilfield, industrial, commercial, military and emergency response markets because the strength, durability, weight and shelf life of the composite mats have an advantage over traditional wooden mats and other alternate products. These include applications in support of the oil and gas industry in Russia (Sakhalin Island) and Mexico, and military applications in the Middle East. Other markets that we consider potentially important include Indonesia and Alaska in support of oil and gas development projects, and infrastructure construction and rehabilitation in the United Kingdom. As energy market conditions continue to improve, we anticipate a recovery in the western Canadian market, which has been the single largest consumer of these mats since we began the sales program.

     Introduce and Market New Composite Mat Products. We have recently introduced the Dura-Base™ SP-12 mat, a unit that weighs approximately 50 pounds and can readily be installed by a single individual without the need for mechanical assistance. These mats provide 12.25 square feet of surface area and interlock to provide a stable surface for pedestrian traffic and light equipment loads. An initial order for 4,200 of these mats was shipped to the Middle East for military use in the first quarter of 2003. We believe that a broad market for this new product potentially exists and intend to develop the domestic and international markets for this and other mats as we broaden the Dura-Base™ product line.

     Improve Rental Mat Utilization in the Gulf Coast Market. Improving the utilization of our rental mat fleet is an important part of our strategy. Over the past two years, adverse market conditions have produced a declining trend in pricing and utilization of our rental mats. Total industry inventory of rental mats has declined by over 40%, resulting in improving operating results within this segment beginning late in the fourth quarter of 2002. We believe that market factors during 2003 will provide the opportunity to achieve more rapid turnover of the rental mats, allowing a larger volume of revenue to be earned without material increases in the mat fleet, improving efficiency and profitability.

     Service and Product Extensions. We believe we can apply the waste processing and injection technology we have pioneered and developed in the oil and gas exploration industry to other industrial waste markets. Initially, we have elected to focus on wastes generated in the petrochemical processing and refining industries, as many potential customers in these industries are located in the markets we already serve. As we establish a position in that market, we will evaluate applying our injection disposal methods to other industrial waste streams.

Description of Business

FLUIDS SALES AND ENGINEERING

     We entered the drilling fluids market through a series of small acquisitions beginning in 1997, in order to focus on highly technical drilling projects involving complex conditions, such as horizontal drilling, geographically deep drilling or deep water drilling. These projects require constant monitoring and critical engineering support of the fluids system during the drilling process. Our acquisitions were chosen to obtain the services of key engineering personnel and certain infrastructure in support of our strategy. These acquisitions have allowed us to expand our drilling fluids operations into west Texas, the U.S. Mid-continent, the U.S. Rockies, Canada and, most recently, areas surrounding the Mediterranean Sea, and have strengthened our market position on the Gulf Coast.

     In addition, we acquired a specialty milling company that grinds barite and other industrial minerals at facilities in Houston, Texas and New Iberia, Louisiana. We subsequently added facilities in Morgan City, Louisiana, Corpus Christi, Texas and Dyersburg, Tennessee. Acquiring and then expanding our milling capacity has provided us access to critical raw materials for our drilling fluids operations. We have also entered into a contract grinding agreement in Brownsville, Texas under which a contract mill grinds raw barite supplied by us for a fixed fee.

     In addition to our drilling fluids operations, we provide environmental services to the drilling and production industry in Canada, including using composting technology. This technique bioremediates the drill cuttings and drilling waste on location. In eastern Canada, these services are performed at our own facilities. The customer-generated waste is mixed with wood chips and a proprietary recipe of water and nutrients and allowed to compost for a pre-determined period, during which the contaminants are naturally biodegraded below regulatory thresholds. Once remediation is completed, the remaining compost is returned to the customer for spreading or reseeding on their property. This technology is also being used in other markets including Wyoming, and further market penetration is being pursued there. Composting technology provides us with another product that compliments our drilling fluids to provide the customer a total performance package.

     Recent changes in regulations in Canada that limit the amount of salt that may be left behind once the oil has been digested in the composted materials created an opportunity for us to introduce a new drilling fluids product in that market. Using one of the ingredients of our DeepDrill™ system, our technical staff created a salt-free drilling fluid now in use in Canada that allows the composting technique to continue to be used even after the new and more restrictive regulations were adopted. In addition, the new fluid was found to drill significantly faster than conventional oil-based systems. We expect that the synergies resulting from the linking together of our environmental services and drilling fluids technologies will continue to lead to new products and services by which we will distinguish ourselves from our competitors.

MAT AND INTEGRATED SERVICES

Mat services and sales.

     Since 1988, we have used a patented prefabricated interlocking wooden mat system for constructing drilling and work sites, which replaced the labor-intensive individual hardwood boards used for that purpose. In 1994, we began looking for other products that could substitute for wood in the mats. In 1997, we formed a joint venture to manufacture our new DuraBase™

composite mat, which is lighter, stronger and more durable than the wooden mats currently in use. The manufacturing facility was completed in the third quarter of 1998 and immediately began producing the new composite mats. We have taken delivery of over 42,000 composite mats for use in our Gulf Coast rental fleet since production began. We believe the facility has the capacity to manufacture up to 42,000 units annually at full production, but have reduced production levels in 2002 and 2003 due to low sales volume resulting from weak market conditions. However we retain the ability to increase production as market conditions dictate. While we may eventually replace a larger portion of our wooden mats with composite mats, we will maintain a significant number of wooden mats in our fleet.

     Markets. We provide mats to the oil and gas industry to ensure all-weather access to exploration and production sites in the unstable soil conditions common along the onshore Gulf of Mexico. We also provide access roads and temporary work sites for pipeline, electrical utility and highway construction projects where soil protection is required by environmental regulations or to assure productivity in unstable soil conditions. We have supplied mats on a rental basis for projects in Georgia, Florida, South Carolina, Illinois, New Jersey, Tennessee, Alabama, Mississippi, Louisiana and Texas. Revenue from this source tends to be seasonal. During 2001, we sold our rental mats located in Florida and Georgia to a private company that has continued to operate them as a rental business. This company is subject to a minimum annual purchase requirement in order to maintain its exclusivity in that market. This company has already purchased additional mats and has indicated that they desire to further expand their market along the East Coast.

     Rerentals and Sales. Customers rent our mats at drilling and work sites for a typical initial period of 60 days. This initial rental charge compensates us for the cost of installation and the initial period of use. Often, the customer extends the initial term for additional 30-day periods, resulting in additional revenues. These “rerental revenues” provide higher margins than the initial installation revenues because only minimal incremental costs accrue to each rerental period. As stated in our “Strategy” discussion, we believe that the nature of the rental terms may change to a “day-rate” basis during 2003, providing us with a more rapid turnover of the rental mats and improving efficiency and profitability. Factors which may increase rental revenue include: (1) the trend toward increased activity in the “transition zone”; (2) a trend toward deeper drilling, taking a longer time to reach the desired target; and (3) increased commercial success, requiring logging, testing, and completion (hook-up), extending the period during which access to the site is required. Occasionally, the customer purchases wooden mats for installation when a site is converted into a permanent worksite.

     As noted above, we have recently begun selling our composite mats, initially to E&P companies in western Canada. We have also sold these mats for use in various industrial, commercial and military markets, as well as oilfield customers outside of Canada, because the strength, durability, weight and shelf life of the composite mats have an advantage over traditional wooden mats and other alternate products.

     Canadian Market. We believe that western Canada will be a key long-term supplier of natural gas to the U.S. In the parts of Canada where drilling activity is most prevalent, soil conditions are similar to the marsh regions of the U.S. Gulf Coast. Drilling has historically taken place when this ground is frozen. During the break-up season, beginning in March or April and continuing until the ground freezes late in the year, drilling decreases dramatically because of reduced access to drilling sites. Our mat system provides year-round work-site access in these areas and should help reduce seasonal inactivity that has traditionally occurred during the break-

up season. We began working to develop a market in Canada in the first quarter of 1998, and believe that this market could develop into a second major market for our mat products.

Other Integrated Services

     As increasingly more stringent environmental regulations affecting drilling and production sites are promulgated and enforced, the scope of services required by the oil and gas companies has increased. Often it is more efficient for the site operator to contract with a single company that can provide all-weather site access and provide the required onsite and offsite environmental services on a fully integrated basis. We provide a comprehensive range of environmental services necessary for our customers’ oil and gas exploration and production activities. These services include:

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

     Pit Design, Construction and Drilling Waste Management. Where permitted by regulations and landowners, under our Environmentally Managed Location (“EML”) Program, we construct waste pits at drilling sites and monitor the waste stream produced in drilling operations and the contents and condition of the pits with the objective of minimizing the amount of waste generated on the site. Where possible, we dispose of waste onsite by landfarming, through chemically and mechanically treating liquid waste and by injection into an underground formation. Waste water treated onsite may be reused in the drilling process or, where lawful, discharged into adjacent surface waters.

     Regulatory Compliance. Throughout the drilling process, we assist the operator in interfacing with the landowner and regulatory authorities. We also assist the operator in obtaining necessary permits and in record keeping and reporting.

     Site Remediation.

     •     E&P Waste (Drilling). When the drilling process is complete, under applicable regulations, wastewater on the site may be chemically and/or mechanically treated to eliminate its waste-like characteristics and discharged into surface waters. Other waste that may not remain on the surface of the site may be land-farmed on the site or injected into geologic formations to minimize the need for offsite disposal. Any waste that cannot, under regulations, remain onsite is manifested and transported to an authorized facility for processing and disposal at the direction of the generator or customer.

     •     E&P Waste (Production). We receive waste streams which are created during the production phase of drilling operations. We also provide services to remediate production pits and inactive waste pits, including those from past oil and gas drilling and production operations. We provide the following remediation services: (1) analyzing contaminants present in the pit and determining whether remediation is required by applicable state regulation; (2) treating waste onsite and, where lawful, reintroducing that material into the environment; and (3) removing, containerizing and transporting E&P waste to our processing facility.

     •     NORM (Production). In January 1994, we became a licensed NORM contractor, allowing us to perform site remediation work at NORM contaminated facilities in Louisiana and Texas. (For more information on NORM, please refer to the discussion under Environmental Regulation beginning on page 16). We subsequently have received licenses to perform NORM remediation in other states. Because of increased worker-protective equipment, extensive decontamination procedures and other regulatory compliance issues at NORM facilities, the cost of providing NORM remediation services is materially greater than at E&P waste facilities. These services generate proportionately higher revenues and operating margins than similar services at E&P waste facilities.

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

     Wood Product Sales. We own a sawmill in Batson, Texas that provides access to hardwood lumber to support our wooden mat business. The mill’s products include lumber, timber, wood chips, bark and sawdust. Pulp and paper companies in the area supply a large proportion of the hardwood logs processed at the sawmill and, in turn, are the primary customers for wood chips created in the milling process. We believe that, as the composite mats are introduced into the market, our dependence on the sawmill lumber will diminish. Therefore, other markets for the wood products are being developed, including marine lumber, skid material, timbers for crane mats and support lumber for packaging.

E & P WASTE DISPOSAL

     E&P Waste Processing. In most jurisdictions, E&P waste, if not treated for discharge or disposed on the location where it is generated, must be transported to a licensed E&P waste disposal or treatment facility. Three primary alternatives for offsite disposal of E&P waste are available to generators in the U.S. Gulf Coast: (1) underground injection (see “Injection Wells”); (2) disposal on surface facilities; and (3) processing and conversion into a reuse product. In addition, a portion of the waste can be recycled into a drilling fluids product.

     The volume of waste handled by us in 2002, 2001 and 2000 is summarized in the table below:

(barrels in thousands)	2002	2001	2000

Drilling and Production	3,133	3,966	3,994
Remediation Disposal	123	301	175
Total	3,256	4,267	4,169

     We operate seven receiving and transfer facilities located along the U.S. Gulf Coast, from Venice, Louisiana, to Corpus Christi, Texas. Waste products are collected at the transfer facilities from three distinct exploration and production markets: (1) offshore; (2) land and inland waters; and (3) remediation operations at well sites and production facilities. A fleet of 49 double-skinned barges certified by the U.S. Coast Guard to transport E&P waste supports these facilities. Waste received at the transfer facilities is moved by barge through the Gulf Intracoastal Waterway to our processing and transfer facility at Port Arthur, Texas, and trucked to injection disposal facilities at Fannett, Texas.

     Improved processing equipment and techniques and increased injection capacity have substantially reduced waste volumes processed for reuse and delivered to local municipal landfills as a reuse product. Recently, approximately 25% to 30% of the total waste that we received has been processed into a reuse product. Landfills are required by regulations to cover the solid waste received each day in the facility with earth or other inert material. Our reuse product is utilized at either the City of Port Arthur Municipal Landfill or the City of Beaumont Municipal Landfill as cover or construction material pursuant to contracts with these cities. We also have developed alternative uses for the product as roadbase material or construction fill material.

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

     Injection Wells. Our injection technology is distinguished from conventional methods in that it utilizes very low pressure, typically less than 100 pounds per square inch (“psi”), to move the waste into the injection zone. Conventional injection wells typically use pressures of 2,000 psi or more. If there is a formation failure or the face of the injection zone is blocked, this pressure can force waste material beyond the intended zone, posing a potential hazard to the environment. The low pressure used by us is inadequate to drive the injected waste from its intended geologic injection zone.

     We began using injection for E&P waste disposal in April 1993. Under a permit from the Texas Railroad Commission, we currently operate a 50-acre injection well facility in the Big Hill Field and a facility at a 400-acre site near Fannett, both located in Jefferson County, Texas. The

Fannett site was placed in service in September 1995 and is our primary facility for disposing of E&P waste. We have subsequently acquired several additional injection disposal sites, and now hold an inventory of approximately 1,250 acres of injection disposal property in Texas and Louisiana. Recent geological studies of sites that we presently operate indicate a total volumetric capacity sufficient to inject approximately two billion barrels of slurry. We have injected a total of 40.7 million barrels of slurry into the formations at these sites since we began injection operations. Based on these studies, we have utilized less than 2% of the total injection capacity available at these sites.

     We have identified a number of additional sites in the U.S. Gulf Coast region as suitable for disposal facilities. We believe our current processing and disposal capacity will be adequate to provide for expected future demand for our oilfield and other waste disposal services. However, we continue to identify and, where appropriate, obtain permits for other locations as a contingency measure should transportation economics or changes in other market factors make it necessary to develop other sites in order to provide the most cost effective disposal solution to our customers.

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

     We obtain certain chemical compounds under long-term supply contracts with various chemical manufacturers, and we believe that we could arrange suitable supply agreements with other manufacturers if the current supplier became unable to provide the products in sufficient quantities.

     The new composite mats are manufactured through a joint venture in which we have a 49% interest. The resins, chemicals and other materials used to manufacture the mats are widely available.

     We acquire the majority of our hardwood needs in our mat business from our own sawmill. The hardwood logs are obtained from loggers who operate close to the mill. Logging generally is conducted during the drier weather months of July through November. During this period, inventory at the sawmill increases significantly for use throughout the remainder of the year.

Patents and Licenses

     We seek patents and licenses on new developments whenever feasible. On December 31, 1996, we were granted a U.S. patent on our E&P waste and NORM waste processing and injection disposal system. We have the exclusive, worldwide license for the life of the patent to use, sell and lease the wooden and composite mats that we use in our site preparation business. The licensor of the wooden mats continues to fabricate the mats for us and has the right to sell mats in locations where we are not engaged in business, but only after giving us the opportunity to take advantage of the opportunity. We have the exclusive right to use and resell the new composite mats. Both licenses are subject to a royalty, which we can satisfy by purchasing specified quantities of mats annually from the licensor. In our drilling fluids business, we have obtained a patent on our DeepDrillTM product and own the patent on the primary components of this product and a family of related products.

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

     During the year ended December 31, 2002, approximately 40% of our revenues were derived from 20 major customers, including four major oil companies. No one customer accounted for more than 10% of our consolidated revenues. Given current market conditions and the nature of the products involved, we do not believe that the loss of any single customer would have a material adverse effect on our business.

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

     We believe that the principal competitive factors in our businesses are price, reputation, technical proficiency, reliability, quality, breadth of services offered and managerial experience. We believe that we effectively compete on the basis of these factors. We also believe that our competitive position benefits from our proprietary, patented mat systems used in our site preparation business, our proprietary treatment and disposal methods for both E&P waste and NORM waste streams, our ability to provide our customers with drilling fluids services on a

“performance services basis” and our ability to provide integrated well site services, including environmental, drilling fluids and general oilfield services. It is often more efficient for the site operator to contract with a single company that can prepare the well site and provide the required onsite and offsite environmental services. We believe our ability to provide a number of services as part of a comprehensive program enables us to price our services competitively.

Environmental Disclosures

     We have sought to comply with all applicable regulatory requirements concerning environmental quality. We derive a significant portion of our revenue from environmental services provided to our customers. These services have become necessary in order for our customers to comply with regulations governing discharge of materials into the environment. We have made, and expect to continue to make, the necessary expenditures for environmental protection and compliance at our facilities, but we do not expect that these will become material in the foreseeable future. No material expenditures for environmental protection or compliance were made during 2002 or 2001.

Employees

     At January 31, 2003, we employed 1,121 full and part-time personnel, none of which are represented by unions. We consider our relations with our employees to be satisfactory.

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

     NORM. Naturally occurring radioactive material, or NORM, is present throughout the earth’s crust at very low levels. Among the radioactive elements, only Radium 226 and Radium 228 are slightly soluble in water. Because of their solubility, Radium 226 and Radium 228 can be dissolved in the salt water that is produced with the hydrocarbons. Radium can co-precipitate with scale out of the production stream as it is drawn to the surface and encounters a pressure or temperature change in the well tubing or production equipment, forming a rust-like scale. This scale contains radioactive elements that can become concentrated on tank bottoms or at water discharge points at production facilities. Thus, NORM waste is E&P waste that has become contaminated with these radioactive elements above concentration levels defined by state regulations.

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

     Between 1990 and 1995, substantially all discharges of waste from drilling and production operations on land (the “onshore subcategory”) and in the transition zone (the “coastal subcategory”) were prohibited. This “zero discharge” standard has become the expected pattern for the industry. Effective December 4, 1997, discharges of waste from drilling operations in state territorial waters of the Gulf of Mexico (the “territorial waters subcategory”), were prohibited. We immediately noticed an increase in waste volume received from this subcategory in our daily operations. However, as drilling projects in progress as of that date were completed, most of the rigs subsequently moved outside of the area covered by those regulations. Since December 4, 1997, the offshore waters of the Gulf of Mexico have been the only surface waters of the United States into which these waste discharges are allowed. Recent EPA rulemaking efforts have been directed towards further restricting discharges into those waters. Final regulations establishing technology based effluent limitation guidelines and standards for the discharge of synthetic-based drilling fluids were published on January 22, 2001 in the Federal Register and became effective February 21, 2001. These requirements were incorporated into the National Pollutant Discharge Elimination System (NPDES) general permit for the Western Gulf of Mexico on December 18, 2001. The new permit became effective on February 19, 2002. This is another step in the stricter enforcement of the requirements of the Clean Water Act, which ultimately requires the elimination of discharges into the waters of the United States.

     NORM regulations require more stringent worker protection, handling and storage procedures than those required of E&P waste under Louisiana regulations. Equivalent rules governing NORM disposal have also been adopted in Texas, and similar regulations have been adopted in Mississippi, New Mexico, and Arkansas.

     Our business is affected both directly and indirectly by governmental regulations relating to the oil and gas industry in general, as well as environmental, health and safety regulations that have specific application to our business. We routinely handle and profile hazardous regulated material for our customers. We also handle, process and dispose of nonhazardous regulated materials. This section discusses various federal and state pollution control and health and safety programs that are administered and enforced by regulatory agencies, including, without limitation, the U.S. Environmental Protection Agency (“EPA”), the U.S. Coast Guard, the U.S. Army Corps of Engineers, the Texas Natural Resource Conservation Commission, the Texas Department of Health, the Texas Railroad Commission, the Louisiana Department of Environmental Quality and the Louisiana Department of Natural Resources. These programs are applicable or potentially applicable to our current operations. Although we intend to make capital expenditures to expand our environmental services capabilities in response to customers’ needs, we believe that we are not presently required to make material capital expenditures to remain in compliance with federal, state and local provisions relating to protecting the environment.

     RCRA. The Resource Conservation and Recovery Act of 1976, as amended in 1984 (“RCRA”), is the principal federal statute governing hazardous waste generation, treatment, storage and disposal. RCRA and state hazardous waste management programs govern the handling and disposal of “hazardous wastes”. The EPA has issued regulations pursuant to RCRA, and states have promulgated regulations under comparable state statutes, that govern hazardous waste generators, transporters and owners and operators of hazardous waste treatment, storage or disposal facilities. These regulations impose detailed operating, inspection, training and emergency preparedness and response standards and requirements for closure, financial responsibility, manifesting of waste, record-keeping and reporting, as well as treatment standards for any hazardous waste intended for land disposal.

     Our primary operations involve E&P waste, which is exempt from classification as a RCRA-regulated hazardous waste. Many state counterparts to RCRA also exempt E&P waste from classification as a hazardous waste; however, extensive state regulatory programs govern the management of this waste. In addition, in performing other services for our customers, we are subject to both federal (RCRA) and state solid or hazardous waste management regulations as contractor to the waste generator.

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

     In the past, we have removed underground storage tanks that were subject to RCRA and applicable state programs. Violators of any of the federal or state regulations may be subject to enforcement orders or significant penalties by the EPA or the applicable state agency. We are not aware of any existing conditions or circumstances that would cause us to incur liability under RCRA for failure to comply with regulations relating to underground storage tanks.

     CERCLA. The Comprehensive Environmental Response, Compensation and Liability Act, as amended in 1986 (“CERCLA”), provides for immediate response and removal actions coordinated by the EPA in response to certain releases of hazardous substances into the environment and authorizes the government, or private parties, to respond to the release or threatened release of hazardous substances. The government may also order persons responsible for the release to perform any necessary cleanup. Liability extends to the present owners and operators of waste disposal facilities from which a release occurs, persons who owned or operated the facilities at the time the hazardous substances were released, persons who arranged for disposal or treatment of hazardous substances and waste transporters who selected the facilities for treatment or disposal of hazardous substances. CERCLA has been interpreted to create strict joint and several liability for removal and remediation costs, other necessary response costs and damages for injury to natural resources.

     Among other things, CERCLA requires the EPA to establish a National Priorities List (“NPL”) of sites at which hazardous substances have been or are likely to be released and that require investigation or cleanup. The NPL is subject to change, with additional sites being added and remediated sites being removed from the list. In addition, the states where we conduct operations have enacted similar laws and keep similar lists of sites that may need remediation.

     Although we primarily handle oilfield waste classified as E&P waste, this waste typically contains constituents designated by the EPA as hazardous substances under RCRA, despite the current exemption of the E&P waste itself from hazardous substance classification. Where our operations result in the release of hazardous substances, including releases at sites owned by other entities where we perform our services, we could incur CERCLA liability. Businesses we once owned may also have disposed or arranged for disposal of hazardous substances that could result in the imposition of CERCLA liability on us in the future. In particular, divisions and subsidiaries that we once owned were involved in extensive mining operations at facilities in Utah and Nevada and in waste generation and management activities in numerous other states. These activities involved substances that may be classified as RCRA hazardous substances. Any of those sites or activities potentially could be the subject of future CERCLA damage claims.

     With the exception of the sites discussed in “Environmental Proceedings” below, we are not aware of any present claims against us that are based on CERCLA or comparable state statutes. Nonetheless, we could be subject to liabilities if additional sites are identified at which clean-up action is required. These liabilities could have a material adverse effect on our consolidated financial statements.

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

     We treat and discharge sanitary waste waters at certain of our facilities. These activities are subject to the Clean Water Act, and comparable state statutes, and federal and state enforcement of these regulations.

     The Clean Water Act also imposes requirements that are applicable to our customers and are material to our business. EPA Region 6, which includes our market, continues to issue new and amended National Pollutant Discharge Elimination System (“NPDES”) general permits. These permits further limit or restrict substantially all discharges of produced water from the Oil and Gas Extraction Point Source Category into waters of the United States.

     The Clean Air Act. The Clean Air Act provides for federal, state and local regulation of emissions of air pollutants into the atmosphere. Any modification or construction of a facility with regulated air emissions must be permitted. The Clean Air Act provides for administrative and judicial enforcement against owners and operators of regulated facilities, including substantial penalties. In 1990, the Clean Air Act was reauthorized and amended, substantially increasing the scope and stringency of the Clean Air Act’s requirements. The Clean Air Act has very little impact on our operations.

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

     State Regulation. In 1986, the Louisiana Department of Natural Resources (“DNR”) promulgated Order 29-B. Order 29-B contains extensive rules governing pit closure and E&P waste generation, treatment, storage, transportation and disposal. Under Order 29-B, onsite disposal of E&P waste is limited and is subject to stringent guidelines. If these guidelines cannot be met, E&P waste must be transported and disposed of offsite in accordance with the provisions of Order 29-B. Moreover, under Order 29-B, most, if not all, active waste pits must be closed or modified to meet regulatory standards; those pits that continue to be allowed may be used only for a limited time. A material number of these pits may contain concentrations of radium that are sufficient to require the waste material to be categorized as NORM. A series of emergency rules were issued over the past year resulting in a study of oilfield waste disposed at commercial disposal facilities. The study is now complete and the DNR revised Order 29-B on November 20, 2001.

     Rule 8 of the Texas Railroad Commission also contains detailed requirements for managing and disposing of E&P waste and Rule 94 governs NORM management and disposal. In addition, Rule 91 regulates the cleanup of spills of crude oil from oil and gas exploration and production activities, including transportation by pipeline. In general, contaminated soils must be remediated to total petroleum hydrocarbons content of less than 1%. The State of Texas also has established an Oilfield Cleanup Fund to be administered by the Texas Railroad Commission to plug abandoned wells if the Commission deems it necessary to prevent pollution, and to control or clean up certain oil and gas wastes that cause or are likely to cause surface or subsurface water pollution. Other states where we operate have similar regulations.

     Many states maintain licensing and permitting procedures for constructing and operating facilities that emit pollutants into the air. In Texas, the Texas Natural Resource Conservation Commission (the “TNRCC”) requires companies that emit pollutants into the air to apply for an air permit or to satisfy the conditions for an exemption. We have obtained certain air permits related to our barite grinding and transfer sites, and believe we are exempt from obtaining other air permits at our Texas facilities, including our Port Arthur, Texas, E&P waste facility. We met with the TNRCC and filed for an air permit exemption for our Port Arthur facility in the fall of 1991, which exemption was granted. A subsequent renewal letter was filed and granted in 1995. Based upon communications with the TNRCC, we expect that our operations at the Port Arthur facility will continue to remain exempt from air permitting requirements. However, should it not remain exempt, we believe that compliance with the permitting requirements of the TNRCC would not have a material adverse effect on our consolidated financial statements.

     Other Environmental Laws. We are subject to the Occupation Safety and Health Act that imposes requirements for employee safety and health and applicable state provisions adopting worker health and safety requirements. Moreover, it is possible that other developments, such as increasingly stricter environmental, safety and health laws, and regulations and enforcement policies under these, could result in our being subject to substantial additional regulation and further scrutiny of how we handle, manufacture, use or dispose of substances or pollutants. We cannot predict the extent to which our operations may be affected by future enforcement policies as applied to existing laws or by the enactment of new statutes and regulations.

     The U.S. Department of Transportation (DOT) regulates our transportation activities. DOT regulations define labeling, marking and placarding requirements. This is specifically important in the shipment of NORM wastes.

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

     We have implemented various procedures designed to ensure compliance with applicable regulations and reduce the risk of damage or loss. These include specified handling procedures and guidelines for regulated waste, ongoing employee training and monitoring and maintaining insurance coverage.

     In the last year we have implemented a corporate-wide web-based environmental management system. This system, EMS Works™, is ISO14001 compliant. EMS Works™ is composed of 19 different modules designed to capture information related to the planning, decision-making, and general operations of environmental, health and safety (“EHS”) activities within our operations. EMS Works™ is also used to capture the information generated by third party audits that are regularly done to validate the findings of our internal EHS monitoring and auditing.

     We carry a broad range of insurance coverage that we consider adequate for protecting our assets and operations. This coverage includes general liability, comprehensive property damage, workers’ compensation and other coverage customary in our industries; however, this insurance is subject to coverage limits and certain policies exclude coverage for damages resulting from environmental contamination. We could be materially adversely affected by a claim that is not covered or only partially covered by insurance. There is no assurance that insurance will continue to be available to us, that the possible types of liabilities that may be incurred will be covered by our insurance, that our insurance carriers will meet their obligations or that the dollar amount of any liability will not exceed our policy limits.

Available Information

     You can find more information about us at our Internet website located at www.newpark.com .. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on or through our Internet website as soon as reasonably practicable after we electronically file these materials with the SEC.

ITEM 2. Properties

     We lease our corporate offices in Metairie, Louisiana, consisting of approximately 7,800 square feet, at an annual rental of approximately $146,000. The lease for this space expires in December 2005.

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

     We lease approximately 17,000 square feet of office space in Calgary, Alberta, which houses the administrative offices of our Canadian operations. The underlying leases have annual rents totaling approximately $233,000 and expire in September 2007.

     We lease approximately 5,500 square feet of office space in Rome, Italy, which houses the administrative offices of our Mediterranean operations. The lease has an annual rent of approximately $73,000 and expires in June 2004. We also lease three warehouses throughout the Mediterranean region. Total annual rents under these leases are approximately $203,000. These leases expire in December 2004.

     We own approximately 11,000 square feet of office space in Oklahoma City, Oklahoma, which houses the administrative and sales offices of the Mid-continent operations of our fluids sales and engineering segment. We also own four warehouse facilities in Oklahoma that serve as distribution points for these operations.

     Our Port Arthur, Texas, E&P waste facility, which is used in our E&P waste disposal segment, is subject to annual rentals totaling approximately $535,000 under three separate leases. A total of six acres are under lease under several leases which originally expired during 2002. These facilities are currently under lease on a month to month arrangement while we negotiate extensions to the original leases.

     We own two injection disposal sites used in our E&P waste disposal segment. These disposal sites are both in Jefferson County, Texas, one on 50 acres and the other on 400 acres. Fifteen wells are currently operational at these sites. In January 1997, we purchased 120 acres adjacent to one of the disposal sites, on which we have constructed a non-hazardous industrial waste injection disposal facility. We also own an additional injection facility, which includes three active injection wells on 37 acres, adjacent to our Big Hill, Texas facility.

     In October 1997, we acquired land and facilities in west Texas at Andrews, Big Springs, Plains and Fort Stockton, Texas at which brine is extracted and sold and E&P waste is disposed in the bedded salt caverns created by the extraction process. A total of 125 acres was acquired in this transaction, which is used in our E&P waste disposal segment.

     We lease a fleet of 49 double-skinned barges used in our E&P waste disposal segment under leases with terms from five to ten years. The barges are used to transport waste to processing stations and are certified for this purpose by the U. S. Coast Guard. Annual rentals under the barge leases totaled approximately $3.7 million during 2002.

     We operate five specialty product grinding facilities in our fluids sales and engineering segment. One is on 6.6 acres of leased land in Channelview, Texas, with an annual rental rate of approximately $79,000, currently under a month-to-month leasing arrangement. The second is on 13.7 acres of leased land in New Iberia, Louisiana, with an annual rental rate of approximately $113,000 under a lease expiring in 2006. The third plant is in Morgan City, Louisiana on 13.82 acres of leased land pursuant to a lease purchase contract with an annual rental rate of $132,000, currently under a month-to-month leasing arrangement. The fourth plant is in Corpus Christi, Texas on 6.0 acres of leased land with annual rental payments of approximately $36,000 under a lease expiring in 2006. The fifth plant, which has recently been placed in service, is in Dyersburg, Tennessee and is on 13.2 acres of owned land.

     In our E&P waste disposal segment, we use seven leased transfer facilities located along the Gulf Coast, at an annual total rental of $1.4 million. These leases have various expiration dates through 2008. In our fluids sales and engineering segment, we serve customers from six leased bases located along the Gulf Coast, at an annual total rental rate of approximately $1.8 million. These leases also have various expiration dates through 2009.

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

Environmental Proceedings

     In the ordinary course of conducting our business, we become involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels, as well as private party actions. Pending proceedings that allege liability related to environmental matters are described below. We believe that none of these matters involves material exposure. There is no assurance, however, that this exposure does not exist or will not arise in other matters relating to our past or present operations.

     We continue to be involved in the voluntary cleanup associated with the DSI sites in southern Mississippi. This includes three facilities known as Clay Point, Lee Street and Woolmarket. The Mississippi Department of Environmental Quality is overseeing the cleanup. The DSI Technical Group that represents the potentially responsible parties, including Newpark, awarded us a contract to perform the remediation work at the three sites. The cleanup of Clay

Point and Lee Street has been completed. We believe that payments previously made into an escrow account by all potentially responsible parties are sufficient to cover any remaining costs of cleanup at the Woolmarket site.

     We were identified as a contributor of material to the MAR Services facility, a state voluntary cleanup site located in Louisiana. The Louisiana Department of Natural Resources is overseeing voluntary cleanup at the site. The oversight group awarded us the contract for the initial phase of cleanup at this site. In 2002, we agreed to pay $429,000 to Margone, LLC, a group of major oil and gas companies that have assumed full responsibility for final cleanup of the MAR facility. Upon signing of the agreement, we were indemnified by Margone, LLC against any future liability at the MAR facility.

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

ITEM 4. Submission of Matters to a Vote of Shareholders

     None.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is traded on the New York Stock Exchange under the symbol “NR”.

     The following table sets forth the range of the high and low sales prices for our common stock for the periods indicated:

	Period	High	Low

2002
	1st Quarter	$7.98	$6.01
	2nd Quarter	$9.12	$6.80
	3rd Quarter	$7.75	$3.22
	4th Quarter	$4.85	$2.88
2001
	1st Quarter	$9.59	$7.00
	2nd Quarter	$13.87	$7.76
	3rd Quarter	$11.25	$5.50
	4th Quarter	$8.55	$5.65

     At December 31, 2002, we had 2,708 stockholders of record as determined by our transfer agent.

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

     The information with respect to the compensation plans we maintained as of December 31, 2002 under which our equity securities may be issued to employees or non-employees is incorporated by reference to our proxy statement to be filed in connection with our 2003 Annual Meeting of Stockholders. Additional information regarding our equity-based compensation plans can be found in Notes K and L of the notes to our Consolidated Financial Statements

ITEM 6. Selected Financial Data

     The selected consolidated historical financial data presented below for the five years ended December 31, 2002, are derived from our audited consolidated financial statements. This financial data has been restated to reflect several acquisitions made during 1998 which were accounted for as poolings of interests. The following data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, which are included elsewhere in this Form 10-K, and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below.

	Years Ended December 31,

	2002(1)	2001	2000	1999	1998(2)

(In thousands, except per share data)
Consolidated Statements of Operations:
Revenues	$321,195	$408,605	$266,593	$198,225	$256,808
Cost of services provided	207,795	252,185	161,541	139,954	176,551
Operating costs	89,021	82,137	61,475	60,566	63,037
General and administrative expenses	5,323	5,170	3,042	2,589	4,305
Goodwill amortization	—	4,861	4,965	4,996	5,206
Provision for uncollectible accounts	—	—	—	2,853	9,180
Write-down of abandoned and disposed assets	—	—	—	44,870	52,266
Impairment of long-lived assets	—	—	—	23,363	—
Terminated merger expenses	—	—	—	2,957	—
Arbitration settlement	—	—	—	—	27,463
Equity in net loss of unconsolidated affiliates	—	—	—	—	1,293

Operating income (loss)	19,056	64,252	35,570	(83,923)	(82,493)
Foreign currency exchange (gain) loss	(170)	359	—	—	—
Interest income	(741)	(1,378)	(822)	(987)	(1,488)
Interest expense	12,286	15,438	19,077	16,651	11,554

Income (loss) before income taxes and cumulative effect of accounting changes	7,681	49,833	17,315	(99,587)	(92,559)
Provision (benefit) for income taxes	3,060	17,927	6,165	(29,461)	(30,270)

Income (loss) before cumulative effect of accounting changes	4,621	31,906	11,150	(70,126)	(62,289)
Cumulative effect of accounting changes (net of income tax effect)	—	—	—	1,471	(1,326)

Net income (loss)	$4,621	$31,906	$11,150	$(68,655)	$(63,615)

Less:
Preferred stock dividends and accretion	3,071	3,900	5,516	850	—
Other non-cash preferred stock charges	1,037	—	—	—	—

Net income (loss) applicable to common and common equivalent shares	$513	$28,006	$5,634	$(69,505)	$(63,615)

Net income (loss) per common and common equivalent shares:
Basic	$0.01	$0.40	$0.08	$(1.01)	$(0.95)

Diluted	$0.01	$0.37	$0.08	$(1.01)	$(0.95)

Consolidated Balance Sheet Data:
Working capital	$116,434	$103,359	$110,050	$48,244	$75,937
Total assets	542,256	522,488	507,443	450,541	498,861
Short-term debt	9,879	3,355	329	1,618	1,267
Long-term debt	172,049	176,954	203,520	209,210	208,057
Stockholders’ equity	305,423	293,954	260,055	186,339	236,879
Consolidated Cash Flow Data:
Net cash provided by operations	$11,368	$40,919	$3,240	$2,242	$29,239
Net cash used in financing activities	(17,249)	(27,047)	(30,441)	(20,925)	(119,365)
Net cash provided by (used in) financing activities	1,102	(37,613)	53,929	16,589	75,038

	Years Ended December 31,

	2002(1)	2001	2000	1999	1998(2)

(In thousands, except per share data)
Proforma Disclosures (3):
Net income (loss) applicable to common and common equivalent shares:
As reported	$513	$28,006	$5,634	$(69,505)	$(63,615)
Add goodwill amortization, net of taxes	—	3,847	3,985	3,997	4,165

As adjusted	$513	$31,853	$9,619	$(65,508)	$(59,450)

Basic income (loss) per share:
As reported	$0.01	$0.40	$0.08	$(1.01)	$(0.95)
Add goodwill amortization, net of taxes	—	0.05	0.06	0.06	0.06

As adjusted	$0.01	$0.45	$0.14	$(0.95)	$(0.89)

Diluted income (loss) per share:
As reported	$0.01	$0.37	$0.08	$(1.01)	$(0.95)
Add goodwill amortization, net of taxes	—	0.05	0.06	0.06	0.06

As adjusted	$0.01	$0.42	$0.14	$(0.95)	$(0.89)

EBITDA (4):
Net income (loss)	$4,621	$31,906	$11,150	$(68,655)	$(63,615)
Add:
interest expense	12,286	15,438	19,077	16,651	11,554
income taxes (benefit)	3,060	17,927	6,165	(29,461)	(30,270)
depreciation and amortization	21,843	27,427	23,566	26,881	37,901

EBITDA	$41,810	$92,698	$59,958	$(54,584)	$(44,430)

(1)	2002 includes the effects of the acquisition of AVA S.p.A., which was accounted for by the purchase method of accounting. The results for AVA since the effective date of the acquisition are included in the results for the fluids sales and engineering segment.

(2)	1998 includes the effects of eight acquisitions, primarily in the fluids sales and engineering segment, which were accounted for by the purchase method of accounting.

(3)	On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“FAS 142”). FAS 142, among other requirements, provides that goodwill not be amortized in any circumstance. This table reconciles our net income (loss) and earnings (loss) per share as reported to the amounts that would have been reported had FAS 142 been adopted as of January 1, 1998.

(4)	Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) is an important financial performance measure that is used by some of our investors, particularly those who invest in our Senior Subordinated Notes. In addition, EBITDA is used in the financial ratios included in our Credit Facility. This table reflects the calculation of EBITDA. Calculations of EBITDA should not be viewed as a substitute for calculations under generally accepted accounting principles, including cash flows from operations, operating income, income from continuing operations and net income. In addition, EBITDA calculations by one company may not be comparable to EBITDA calculations made by another company.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” included elsewhere in this report.

Operating Environment and Recent Developments

     Our operating results depend in large measure on oil and gas drilling activity levels in the markets we serve, as well as on the depth of drilling, which governs the revenue potential of each well. These levels, in turn, depend on oil and gas commodities pricing, inventory levels and product demand. Rig count data is the most widely accepted indicator of drilling activity. Key average rig count data for the last five years is listed in the following table:

	2002	2001	2000	1999	1998

U.S. Rig Count	830	1,156	918	625	831
Newpark’s primary Gulf Coast market	216	295	252	189	243
Newpark’s primary market to total	26.0%	25.5%	27.4%	30.2%	29.2%
Canadian Rig Count	263	351	343	245	261

Source: Baker Hughes Incorporated

     Our primary Gulf Coast market, which accounted for approximately 67% of 2002 revenues, includes: (1) South Louisiana Land; (2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. The Canadian market accounted for approximately 9% of 2002 revenues. Much of the terrain throughout the oil and gas-producing region of Canada presents soil stability and access problems similar to those encountered in the marsh areas of the U.S. Gulf Coast region. Much of the drilling activity in Canada has historically been conducted when winter temperatures freeze the soil and stabilize it, allowing safe access. Quarterly fluctuations in the Canadian rig count generally reflect the seasonal nature of drilling activity related to these access issues.

     Natural gas production accounts for the majority of activity in the markets that we serve. Gas storage levels and demand for natural gas have a significant impact on gas pricing, which, in turn, affects drilling activity, as gas suppliers need to maintain adequate storage for peak demand levels and insure adequate supplies for anticipated future demand.

     Rising commodity prices moderated the demand for natural gas beginning in the second half of 2000, as some commercial users switched to less costly alternate fuel sources when possible. This moderating demand, which was due to both high gas prices and declining economic activity, resulted in record high levels of gas storage during 2001 and contributed to a decline in commodity prices and exploration activity. Significant declines in exploration activity began in the fourth quarter of 2001 and continued into the second quarter of 2002, which we believe was the bottom of the downward cycle. Gas storage contracted from the first quarter of 2002 to the first quarter of 2003. A slight increase in rig activity began in the third quarter of 2002, but no significant increase in rig activity is expected through mid 2003.

     The average U.S. rig count declined 28% during 2002 to 830, as compared to 2001. There has been a slight increase in the U.S. rig count since the low point experienced in mid 2002,

although the increase in our primary Gulf Coast market has been less pronounced. According to Baker Hughes Inc., as of the week ended March 21, 2003, the U.S. rig count was 946, with 219 rigs within our primary Gulf Coast market.

     In 2002, the traditional surge in Canadian activity during the winter season was not as significant as in recent years as a result of higher gas storage levels and uncertainty on the outlook for future gas prices. Canadian rig activity in 2002 averaged 263 rigs, 25% below the comparable period in 2001. The increase in Canadian activity has been much greater in the early part of 2003, as compared to 2002. According to Baker Hughes, Inc., as of the week ended March 21, 2003, the Canadian rig count was 453.

     All of our Gulf Coast business units were negatively affected in the third and fourth quarter of 2002 by two named tropical systems and several tropical depressions in the Gulf of Mexico. The infrastructure damage sustained from these storms also delayed operations in the first quarter of 2003.

     We continue to develop a niche in the drilling fluids market based upon our proprietary DeepDrill™ technology. During 2002, we achieved drilling successes with DeepDrill™, and that track record is beginning to translate into new commitments for upcoming projects. Recently, we successfully completed projects for two major international oil companies using the DeepDrill™ system, and several other major companies are currently testing the system.

     Our recent acquisition of AVA S.p.A. provides new market opportunities in the Mediterranean, Eastern Europe and North Africa. While this acquisition will initially concentrate on the drilling fluids market, we believe that most of our product offerings have applications in these markets, and we expect to develop these market opportunities in the future.

     New Environmental Protection Agency regulations that limit the discharge of synthetic oil-based drilling fluids into the Gulf of Mexico became effective on August 19, 2002, and, excluding the impact of adverse weather, we began to see the positive impact of these regulations on our waste disposal operations. We believe that the new regulations could also increase the demand for our DeepDrill™ family of drilling fluid products.

     While 2002 sales of our new Dura-Base™ composite mat system were lower than in 2001, we have begun to penetrate non-oilfield markets and foreign markets with this product and recognized our first significant shipment of this product for use by the U.S. Military in the fourth quarter of 2002. Since the introduction of the Dura-Base™ composite mat system, we have identified and begun to develop eight key markets, including Canada, Alaska and the Arctic, Russia, the Middle East, South America, Mexico, Indonesia and the U.S. utilities markets. We now have completed sales in seven of these eight key markets. In addition, we completed the first shipment of our new lightweight Dura-Base™ SP-12 mat in 2003. This new mat system has been designed specifically for non-mechanized applications by the U.S. military, including walkways and tent flooring, but is likely to have many other applications.

     The mat rental market in our traditional Gulf Coast oilfield market was depressed during 2002, declining more than 50% from the prior year. The activity in this market, which historically is a leading indicator of drilling activity in this region, began to improve late in the fourth quarter and has maintained this momentum to date in 2003. Pricing has recovered by more than 50% from 2002 levels and is expected to remain stable. Total industry mat inventories are down 45% from the peak in 2001, which should help improve pricing and utilization of the rental fleet in the coming market cycle. In addition, the overall condition of our competitors’ inventory is deteriorating, and their usable inventory is at historic low levels. Our inventory is in very good condition and investment returns should recover to historic levels as the market improves. We have also increased our marketing efforts for rental services to other non-oilfield markets, such as electric utility construction, and believe that there are many opportunities, especially along the Gulf Coast.

Other Market Trends

     Current short-term industry forecasts suggest that we should continue to see a slight increase in the number of rigs active in our primary Gulf Coast market, but this increase is expected to develop slowly and accelerate in the second half of 2003. We anticipate continued market penetration of critical, deep water and geologically deeper wells with our DeepDrill™ family of products, which should help to provide additional revenue growth as the market recovers. We believe that Canadian drilling activity will continue to improve in the first quarter of 2003.

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

Results of Operations

     Summarized financial information concerning our reportable segments is shown below in the following table (dollars in thousands):

	Years Ended December 31,			2002 vs. 2001		2001 vs. 2000
	2002	2001	2000	$	%	$	%

Revenues by segment:
E&P waste disposal	$51,240	$60,998	$56,176	$(9,758)	(16)%	$4,822	9%
Fluids sales & engineering	194,271	216,923	134,101	(22,652)	(10)	82,822	62
Mat & integrated services	75,684	130,684	76,316	(55,000)	(42)	54,368	71

Total	$321,195	$408,605	$266,593	$(87,410)	(21)%	$142,012	53%
Operating income by segment:
E&P waste disposal	$8,111	$14,932	$17,254	$(6,821)	(46)%	$(2,322)	(13)%
Fluids sales & engineering	12,681	26,502	9,375	(13,821)	(52)	17,127	183
Mat & integrated services	3,587	32,849	16,948	(29,262)	(89)	15,901	94

Total by segment	24,379	74,283	43,577	(49,904)	(67)	30,706	70
General and administrative expenses	5,323	5,170	3,042	153	3	2,128	70
Goodwill amortization	—	4,861	4,965	(4,861)	(100)	(104)	(2)

Total operating income	$19,056	$64,252	$35,570	$(45,196)	(70)%	28,682	81%

Figures shown above are net of intersegment transfers.

     On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. FAS 142, among other requirements, (i) provides that goodwill not be amortized in any circumstance, and (ii) requires that goodwill be tested for impairment based on a fair value concept. We completed our fair value testing of goodwill balances during the quarter ended March 31, 2002 and determined that our existing goodwill balances were not impaired under the new standards. Upon adoption of FAS 142 on January 1, 2002, we ceased to amortize our remaining goodwill balance. Goodwill amortization was approximately $4.9 million, or $3.8 million net of tax, for the year ended December 31, 2001, and $5.0 million, or $4.0 million net of tax, for the year ended December 31, 2000.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

     E&P Waste Disposal: Waste disposal revenue declined $9.8 million, or 16%, on a 24% decline in waste volumes received. During 2002, we received 3.3 million barrels of E&P waste, compared to 4.3 million barrels in 2001. This decline in waste volumes received is due primarily to the 28% decline in average rigs. The average revenue per barrel increased 6.6% to $12.94 in 2002, as compared to an average of $12.14 in 2001, as a result of favorable changes in the mix of waste streams received, with an increasing proportion of the waste coming from the offshore market in response to regulatory changes.

     As noted earlier, the second half of 2002 results were impacted by adverse tropical weather. In spite of these weather effects, the decline in receipts during the second half of 2002 as compared to the comparable period in 2001 was only 12%, significantly less than the 24% decline in active rigs in our primary market during this period. We believe this is an indication of the impact of the new discharge limitations on synthetic-based fluids that recently became fully effective.

     In the third quarter of 2002 we opened a new facility at Galveston, Texas that immediately began to receive waste from customers in that area. We now operate seven facilities along the Gulf of Mexico to receive and process E&P waste. Nonhazardous industrial waste disposal revenues were approximately $2.3 million in 2002, as compared to $1.8 million in 2001, an increase of 28%. NORM revenues were approximately $4.0 million in 2002, as compared to $5.0 million in 2001, a decrease of 20%.

     Fluids Sales and Engineering: Revenues for this segment declined $22.7 million, or 10%, to $194.3 million for 2002, as compared to 2001. The average number of rigs we serviced declined by 34%, from 183 in 2001 to 120 in 2002. The revenue decline was significantly less than the decline in the number of rigs serviced, as we continued to benefit from our focus on deeper drilling projects in key markets. As a result of this trend, the average annual revenue per rig increased 21% to approximately $1.4 million in 2002, as compared to approximately $1.2 million in 2001. The increased revenue generation per rig is due principally to increasing market participation in the U.S. Gulf of Mexico market, and the improving quality (depth of drilling and difficulty of drilling) of work assigned to us by our customers.

     On May 23, 2002, we acquired 100% of the outstanding capital stock of AVA, S.p.A., a 48 year old company that provides drilling fluids and related products to exploration companies in the Mediterranean, Eastern Europe and North Africa. Results of operations for AVA subsequent to the effective date of the acquisition provided $21.9 million in revenues during 2002.

     We have begun to see indications that key Gulf of Mexico projects delayed from 2002 are restarting, and this should have positive implications for 2003. In addition, we expect an increase in drilling fluid revenue in the Canadian market in the first quarter of 2003 due to the normal seasonal improvement in Canadian activity. The new synthetic based fluid regulations could also accelerate the acceptance of our DeepDrill™ family of products, since discharge of these products would be exempt from the new regulations, thus reducing the disposal costs of our customers. These new regulations have helped us to open discussions about our drilling fluids products, services and capabilities with many operators who are not currently drilling fluids customers. We anticipate that drilling fluid revenue will lead our revenue growth in 2003, assuming improvement in drilling activity.

     Mat and Integrated Services: Mat revenue for 2002 was $75.7 million, compared to $130.7 million in 2001, a decline of 42%. Pricing of mats rented in the core Gulf Coast market declined substantially compared to a year ago due to reduced drilling activity in this market during 2002. Average rental pricing for this market declined to $0.62 per square foot in 2002 from $1.27 per square foot in 2001. The volume of re-rentals (i.e. revenues related to our customer’s extention of agreements beyond the initial contractual period), the most profitable revenues for this segment, declined 63% during 2002, as compared to 2001, also as a result of reduced activity. The highly competitive pricing in the Gulf Coast mat rental market experienced in 2002 began to subside in the fourth quarter as a result of increased activity and lower mat inventories.

     During 2002, we sold approximately 7,700 composite mats, resulting in $12.7 million in revenues, as compared to $34.0 million of revenue on approximately 21,000 mats sold in 2001. We have furnished price quotations for sales of composite mats on several large projects outside our primary North American oil service market and expect that these projects will be the source of increasing composite mat sales revenue in 2003. With improvement in commodity pricing, we anticipate that Canadian composite mat sales will increase again in 2003.

Operating Income

     E&P Waste Disposal: Operating income for this segment declined $6.8 million on a $9.8 million decline in revenues. In late 2001, we began to reduce costs in this segment in response to reduced market activities as further discussed below. These cost reductions were fully in place by June 30, 2002 and were slightly offset by the costs associated with opening our new Galveston facility and expanding two key service facilities.

     The cost reductions included, among other things, our decision not to exercise our option to renew a disposal agreement with U.S. Liquids (USL) beyond the most recent expiration date of June 30, 2002. In December 2000, in anticipation of increased volumes of waste streams resulting from the recently enacted discharge regulations for synthetic fluids, we had exercised our option to dispose of E&P waste at certain of USL’s disposal facilities for a period of one year from July 1, 2001. As part of this original option exercise, we doubled the amount of waste volume that we could dispose of at these facilities and obtained USL’s agreement not to compete with us in the E&P disposal business through June 30, 2002. Our disposal cost under this contract was approximately $2 per barrel higher than under the disposal agreement that expired on June 30, 2001. Due to the decline in total waste volume resulting from lower rig activity, we did not exercise our option to extend the agreement beyond the June 30, 2002 expiration date. Accordingly, as of that date we were relieved of any future obligation to USL, and USL was released from any non-competition restrictions.

     With completion of our cost reduction strategy and the termination of the USL agreement, operating margins for this segment have improved significantly beginning in the third quarter of 2002.

     Fluids Sales and Engineering: Operating income from fluids sales and engineering declined $13.8 million, or 52%, in 2002 as compared to 2001. Operating margins for this segment declined from 12.2% in 2001 to 6.5% in 2002. This decline in operating income and operating margin is due in part to lower revenues in 2002, our internal operating leverage and the mix of product sales.

     The operating leverage of this segment was impacted in 2002 by our decision to increase our technical staffing during the downturn. This decision was made in anticipation of an improving market and expansion of our customer base. As a result of this decision, along with the AVA acquisition, operating costs for this segment increased during 2002, in spite of the decline in revenues.

     The gross margin for this segment was 45.0% in 2002, as compared to 43.8% in 2001. Revenues in 2002 reflected an increase in sales of our higher-margin proprietary products, including our DeepDrill™ family of products. The increase in percentage of these higher-margin product revenues was partially offset by an increase in lower-margin revenue from the Mediterranean and North African markets associated with the acquisition of AVA. We expect to realize the benefits of our higher-margin, proprietary products such as DeepDrill™ as these products gain wider customer acceptance. In addition, we expect to see margin improvement as we continue to penetrate the offshore Gulf of Mexico market, as sales in this market typically earn higher margins.

     Mat and Integrated Services: Mat and integrated services operating income declined $29.3 million in 2002 as compared to 2001, on a $55.0 million decline in revenues. The large decline in operating income is primarily due to two factors. First, we experienced lower rental income in our primary oilfield rental business due to a reduction in pricing (from $1.27 to $0.62 per square foot installed) and a significant reduction in re-rental income of $9.6 million, or 63%. Second, we experienced lower composite mat sales in 2002. Composite mat sales generated a gross margin contribution of approximately 45% in 2001.

     In December 2001, we converted approximately $12.1 million of remaining obligations under operating leases for certain equipment to a capital lease. This conversion was made to reduce operating costs, reduce the interest rates charged and extend the payment terms. This conversion reduced operating costs in 2002 by approximately $2 million and helped to partially offset the effects of the revenue declines noted above.

Interest Income and Interest Expense

     Net interest expense was $11.5 million for 2002, a decrease of $2.6 million, or 18%, as compared to $14.1 million for 2001. The decrease in net interest cost is principally due to the interest rate swap arrangement entered into in November 2001 and settled on July 10, 2002. The total benefit from this arrangement, recognized entirely in 2002, was $2.2 million. In addition to the swap arrangement, interest expense was lower in 2002 compared to the prior year due to a decrease of $3.7 million in average outstanding borrowings and a decline in the average effective interest rate from 8.8% in 2001 to 8.4% in 2002, exclusive of the effect of the swap. The decrease in the effective interest rate resulted from the general decline in interest rates experienced during 2001 and 2002, which were partially offset by higher pricing spreads on our credit facility due to lower earnings and the corresponding reduction in our debt coverage ratios.

Provision for Income Taxes

     We recorded income tax expense of $3.1 million in 2002 and $17.9 million in 2001. This equates to 39.8% of pre-tax income in 2002 and 36.0% of pre-tax income in 2001. The higher effective tax rate in 2002 results from certain non-deductible business expenses in relation to low pretax income.

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

     The small increase in barrels received as compared to a 17% increase in the average number of rigs in our primary Gulf Coast market during 2001 reflects the entrance of several competitors into the E&P waste disposal market. During 2001, our market share declined by 8% to a total of approximately 67% of the market. This market penetration from new competition substantially subsided by the end of 2001.

     Nonhazardous industrial waste disposal revenues remained relatively unchanged at $1.8 million in 2001, as compared to $1.7 million in 2000. NORM revenues were approximately $5.0 million in 2001 as compared to $3.9 million in 2000, an increase of 28%.

     Fluids Sales and Engineering: The fluids sales and engineering revenue increase of $82.8 million, or 62%, was principally the result of continued market share penetration. The average number of rigs we serviced increased by 25%, from 146 in 2000 to 183 in 2001. The average annual revenue per rig was approximately $1,184,000 in 2001, compared to $920,000 in 2000, an increase of 29%. This increase in average revenue per rig serviced reflects an increase in the number of deeper, more complicated drilling projects that we serviced. We expanded our penetration of the deep water and onshore deep well markets primarily through the continued success of our DeepDrill™ family of products and our Performance Services product offerings.

     Mat and Integrated Services: The $54.4 million, or 71%, increase in mat and integrated services revenues is due primarily to increased composite mat sales and secondarily to increased drilling activity along the U.S. onshore Gulf Coast, which favorably impacted pricing for our mat systems. During 2001, we sold approximately 21,000 composite mats, generating $34.0 million in revenues, compared to composite mat sales of $2.4 million in 2000. Sales of composite mats into the Canadian oilfield market accounted for 55% of total 2001 composite mat sales. In anticipation of lower composite mat sales in 2002, we reduced the production of composite mats in 2002 to 15,000 units.

     Rental pricing in 2001 for mats in our Gulf Coast market improved to an average of $1.27 per square foot on 15.4 million square feet of mats installed, compared with $0.89 per square foot on 18.7 million square feet of mats installed in 2000. Mat installations in 2001 were more heavily concentrated in the Louisiana wetlands market, which receives premium pricing due to the size and complexity of the site installations in this market. During 2001, the trend towards deeper, more complex drilling in the onshore Gulf Coast market was evidenced by the increase in re-rental revenues (i.e. revenues which extend beyond the initial contractual period), the most profitable revenues for this segment. Re-rental revenue increased to $15.2 million during 2001 from $5.6 million for 2000, nearly a threefold increase. The increase in re-rental income was a result of increases in well depth.

Operating Income

     E&P Waste Disposal: The $2.3 million decrease in waste disposal operating income in spite of an increase in revenues was due in part to increases in operating costs as a result of the extension of the USL contract discussed above. In addition, certain operating costs increased in 2001 due to our attempts to accommodate certain customer requests to segregate their waste streams at collection facilities. This request for segregation resulted in duplicate costs for transportation and handling in 2001. This segment also experienced increases in certain operating costs, including barge rental costs, repairs and maintenance and trucking costs in 2001. This segment also incurred additional costs in 2001 in connection with the expansion of our facilities at the Port of Fourchon in preparation for anticipated increases in waste volumes resulting from new offshore discharge regulations for synthetic-based fluids.

     We developed a plan to mitigate these cost increases and to resize our fixed cost structure in light of the increased competition experienced during 2001. We began to implement this plan in the third quarter of 2001 and implementation of this plan was completed by the end of the second quarter of 2002. This plan included reducing transportation costs through improved efficiency in barge utilization and renegotiated trucking contracts. In addition, we worked with our customers to eliminate requests for segregation of waste.

     Fluids Sales and Engineering: The $17.1 million increase in fluids sales and engineering operating income is due primarily to an increase in revenue of $82.8 million and represents an incremental margin of 21%. Operating margins for this segment improved from 7% in 2000 to 13% in 2001. The operating margin of this segment is affected by the mix of products sold. There is a significant difference in the gross margins recognized on commodity products and those recognized for specialty products.

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

Interest Income and Interest Expense

     Net interest expense was $14.1 million for 2001, a decrease of $4.2 million, or 30%, as compared to $18.3 million for 2000. The decrease in net interest cost is primarily due to a decrease of $25.3 million in average outstanding borrowings and a decrease in the average effective interest rate from 9.7% in 2000 to 8.8% in 2001. Partially offsetting these benefits was a decrease in interest capitalization from $935,000 in 2000 to $656,000 in 2001. The decrease in average outstanding borrowings under our bank credit facility was principally due to applying proceeds received in late December 2000 from a $30 million preferred stock private placement.

Provision for Income Taxes

     We recorded income tax expense of $17.9 million in 2001 and $6.2 million in 2000. This equates to 36.0% of pre-tax income in 2001 and 35.6% of pre-tax income in 2000.

Liquidity and Capital Resources

     Our working capital position was as follows as of December 31:

	2002	2001	2000

Working Capital (000’s)	$116,434	$103,359	$110,050
Current Ratio	2.82	3.03	3.61

     During the year ended December 31, 2002, our working capital position increased by $13.2 million, as compared to 2001. This increase in working capital was principally due to increases in composite mat inventory and drilling fluids raw materials and component inventory. The increase in drilling fluids raw materials and components is related to the expected increase in drilling activity in 2003. We have reduced our planned delivery of composite mats in 2003 to 5,000 units. With this decline in deliveries, along with anticipated composite mat sales in 2003, we expect to reduce the level of composite mat inventory by the end of 2003. We also experienced an increase in accounts receivable in spite of the decline in revenues during 2002. This increase in receivables is primarily attributable to the acquisition of AVA, which has a longer receivable payment cycle from its national oil company customers. We are monitoring our accounts receivable positions and do not anticipate any further deterioration in our collection cycles in 2003.

     In January 2003, we acquired the entire raw barite inventory which had previously been held on a consignment basis. The purchase, which totaled approximately $10.5 million, was made at a discount from our standard contract prices and was principally funded through a $9.3 million advance on our revolving credit facility. This purchase was made because our supplier was exiting the wholesale barite business. While this purchase will initially result in an increase in working capital, we expect to reduce this inventory level over the course of 2003. Our new supplier of raw barite has agreed to supply us on a consignment basis.

     We anticipate that our working capital requirements for 2003 will increase as a result of the expected improvement in revenue, related in part to modest gains in rig activity. If market conditions improve in the second half of 2003 as anticipated, we will likely have to supplement our operating cash flows with borrowings under our credit facility to fund the resulting increase in working capital. Recent reductions in the outstanding balance of our credit facility have provided us with access to readily available capital resources for the anticipated upward cycle in industry activity.

     Cash generated from operations during 2002 totaled $11.4 million and was used principally to fund net capital expenditures of $14.7 million. We estimate that capital expenditures will be approximately $18 million in 2003, with approximately $6 million used to relocate our primary barite grinding facilities and $4 million for maintenance capital. The remaining amount is expected to be used principally to expand drilling fluids service capacity. Our commitments to expand drilling fluids capacity will be monitored and adjusted depending on market conditions. We expect to fund 2003 capital expenditures with cash generated from operations.

Our long term capitalization was as follows as of December 31:

	2002	2001	2000

Long-term debt (excluding current maturities):
Credit facility	$37,500	$39,715	$78,076
Senior Subordinated Notes	125,000	125,000	125,000
Other	9,549	12,239	444

Total long-term debt	172,049	176,954	203,520
Stockholders’ equity	305,423	293,954	260,055

Total capitalization	$477,472	$470,908	$463,575

Long-term debt to long-term capitalization	36.0%	37.6%	43.9%

     Effective January 31, 2002, we completed the re-syndication of our $100 million bank credit facility, expanding the participants to six banks from four, and extending the term through February 2005. The compliance ratios were simplified and minor technical changes were implemented to simplify the documentation. Since the re-syndication, several amendments to the credit facility have been obtained to adjust the compliance ratios as a result of the current market cycle. At December 31, 2002, $16.2 million in letters of credit were issued and outstanding under the facility, and $37.5 million was outstanding under the revolving facility, leaving $46.3 million of availability under this facility at December 31, 2002. As noted above, in January 2003, we used $9.3 million of our availability under the credit facility to fund the purchase of raw barite inventory. We anticipate that cash flow from operations will provide the majority of our cash needs and that the availability under our credit facility will be sufficient to meet our working capital funding needs in any cyclical recovery.

     The credit facility bears interest at either a specified prime rate (4.25% at December 31, 2002) or the LIBOR rate (1.40% at December 31, 2002), in each case plus a spread determined quarterly based on the ratio of our funded debt to cash flow. The weighted average interest rates on the outstanding balance under the credit facility was 6.0% in 2002, 7.7% in 2001 and 9.8% in 2000.

     The credit facility contains certain financial covenants. As of December 31, 2002, we were in compliance with the covenants contained in the Credit Facility. Our Senior Subordinated Notes do not contain any financial covenants. However, if we do not meet the financial covenants of the bank credit facility and are unable to obtain an amendment from the banks, we would be in default under the terms of the credit facility and the Notes would be in default and would be immediately due. The Notes, the bank credit facility and the certificates of designation relating to our preferred stock also contain covenants that significantly limit the payment of dividends on our Common Stock.

     As discussed above, in May 2002, we acquired the common stock of AVA. The consideration included cash of approximately $6.3 million and 170,000 shares of our common stock. In addition to the initial investment, we have made advances totaling $2.5 million to recapitalize AVA and provide it with the capital structure to allow for borrowings to meet its working capital requirements. We borrowed the cash to fund the acquisition and subsequent advances by a draw on our credit facility.

     AVA maintains its own credit arrangements, consisting primarily of lines of credit with several banks that are renewed on an annual basis. Advances under these credit arrangements are typically based on a percentage of AVA’s accounts receivable or firm contracts with certain customers. As of December 31, 2002, AVA had a total of $8.6 million in bank commitments, of which $6.6 million was outstanding, leaving $2.0 million of availability under these facilities. We do not provide a corporate guaranty of AVA’s debt. The average interest rate on these credit arrangements as of December 31, 2002 was 5.7%. We believe that these credit arrangements, along with AVA’s ability to obtain increases in the underlying commitments as needs dictate, are sufficient to support the anticipated growth in AVA’s business without additional support from our corporate group.

     With respect to off balance sheet liabilities, we lease most of our office and warehouse space, rolling stock and certain pieces of operating equipment under operating leases. In addition, as discussed below in Item 7A, during 2001 we entered into a limited duration interest rate swap arrangement. This arrangement was terminated in July 2002. We have issued a guaranty of certain debt obligations of the manufacturer of our composite mats. This guaranty is backed by a letter of credit. The amount of this guaranty as of December 31, 2002 was $9.8 million. The underlying debt obligation of the manufacturer matures in approximately six years, and current sales of composite mats are generating sufficient cash flows to support this debt, which is amortizing on schedule. We have also issued a guaranty for certain debt obligations of a joint venture which supplies a portion of our wooden mats on a day rate leasing basis. The amount of this guaranty as of December 31, 2002 was $8.8 million.

     Except as described in the preceding paragraphs, we are not aware of any material expenditures, significant balloon payments or other payments on long term obligations or any other demands or commitments, including off-balance sheet items to be incurred within the next 12 months. Inflation has not materially impacted our revenues or income.

     A summary of our outstanding contractual obligations at December 31, 2002 is as follows (in thousands):

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	4-5 years	After 5 years

Long term debt	$181,928	$9,879	$44,228	$127,821	$—
Operating leases	43,283	10,432	15,663	9,198	7,990

Total contractual obligations	$225,211	$20,311	$59,891	$137,019	$7,990

Standby letters of credit	$16,158	$16,158	$—	$—	$—

Critical Accounting Policies and Estimates

     Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, which requires us to make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments related to uncollectible accounts and notes receivable, inventory, customer returns, impairments of long-lived assets, including goodwill and other intangibles and our valuation allowance for deferred tax assets. Note A to the consolidated financial statements contains the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

     We believe the critical accounting policies described below affect our more significant judgements and estimates used in preparing our consolidated financial statements.

Revenue Recognition

     For the fluids sales and engineering segment, revenues are recognized for sales of drilling fluid materials upon shipment of the materials, less an allowance for product returns. Engineering and related services are provided to customers at agreed upon hourly or daily rates and are recognized when the services are performed. The reserve for estimated product returns is based on our historical experience of the percentage of returns, which in turn is based on the size and type of rig serviced and the nature of the products consumed by the customer. These percentages are periodically reviewed and updated and are applied to our drilling fluids product sales to determine the required reserve. Revisions to the return reserve are charged or credited to income in the period in which they occur.

     For the E&P waste disposal segment, revenues are recognized when we take title to the waste, which is upon its receipt.

     For the mat and integrated services segment, revenues are recognized on both fixed price and unit-priced contracts, which are short-term in duration, on the percentage of completion method as measured using specific units delivered or project milestones completed. This method is used because we believe it reflects the level of effort expended by us in proportion to the total effort required to complete the contract. Revenues for services provided to customers at agreed upon hourly or daily rates are recognized when the services are performed. Revenues for sales of composite mats are recognized when title passes to the customer.

     For our performance service products, which incorporate two or more product offerings, we recognize revenues on the percentage of completion method as measured based upon the time and materials expended to date as a percentage of total estimated time and materials to be provided under the contract.

     For revenues recognized on the percentage of completion basis, provisions for estimated losses on uncompleted contracts are made in the period in which these losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

Allowance for Doubtful Accounts

     Reserves for uncollectible accounts receivable and notes receivable are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable. For notes receivable, our judgments with respect to collectibility includes evaluating any underlying collateral. The majority of our revenues are from mid-sized and international oil companies and government-owned or government-controlled oil companies, and we have receivables in several foreign jurisdictions. Changes in oil and gas drilling activity or changes in economic conditions in foreign jurisdictions could cause our customers to be unable to repay these receivables, resulting in additional allowances.

Inventory

     Reserves for inventory obsolescence are determined based on our historical usage of inventory on-hand as well as our future expectations related to our customers needs, market conditions and the development of new products. We have recently developed several new products, including our DeepDrill™ family of products and our Dura-Base™ composite plastic mat system. Our inability to obtain market acceptance of these products, changes in oil and gas drilling activity and the development of new technologies associated with the drilling industry could require additional allowances to reduce the value of inventory to the lower of its cost or net realizable value.

Asset Impairments

     We perform goodwill and intangible asset impairment tests on at least an annual basis in accordance with the guidance in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). We perform long-lived asset impairment tests in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (FAS 144). In accordance with FAS 142, impairments are calculated based on a fair value concept. In accordance with FAS 144, impairments are calculated based on a future cash flow concept.

     We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following:

• significant underperformance relative to expected historical or projected future operating results;

• significant changes in our use of the acquired assets or the strategy for our overall business;

• significant negative industry or economic trends;

• significant changes in the market value of assets;

• significant decline in our stock price for a sustained period and in our market capitalization relative to our net book value.

     When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based on one or more of the above indicators, any impairment is calculated in accordance with FAS 142 and FAS 144 and recorded as an impairment loss.

     In 2002, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” became effective and, as a result, we ceased to amortize our goodwill. In lieu of amortization, we are required to perform an annual impairment review of goodwill.

Income Taxes

     We have net deferred tax assets of $20.0 million at December 31, 2002. We provide for deferred taxes in accordance with FAS 109, “Accounting for Income Taxes.” Under FAS 109, a valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2002, we had recorded a valuation allowance for all state NOLs. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period this determination was made.

New Accounting Standards.

     In July 2002 , the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“FAS”) 141 “Business Combinations” and FAS 142 “Goodwill and Other Intangible Assets”. We adopted these Standards on January 1, 2002, which among other requirements, (i) prohibit the use of the pooling-of-interests method of accounting for business combinations, (ii) create more specific criteria for identifying other intangible assets which are acquired in a business combination, (iii) provide that goodwill not be amortized in any circumstance, and (iv) require that goodwill be tested for impairment annually or when events or circumstances occurring between annual tests indicate that goodwill for a reporting unit might be impaired. FAS 142 established a new method for testing goodwill for impairment based on a fair value concept. We completed our fair value testing of goodwill balances during the quarter ended March 31, 2002 and determined that our existing goodwill balances were not impaired under the new standards. Upon adoption of the Standards on January 1, 2002, we ceased to amortize our remaining goodwill balance. Goodwill amortization was approximately $4.9 million for the year ended December 31, 2001 and $5.0 million for the year ended December 31, 2000.

     In June 2001, the FASB issued FAS 143, “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We adopted FAS 143 on January 1, 2003, and, based on current circumstances, we do not believe that our adoption of FAS 143 will have a material impact on our financial position or results of operations.

     In June 2002, the FASB issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3,

“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” under which a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation Number (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Company. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect this Interpretation to have a material impact to our consolidated financial statements.

     In December 2002, FAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — An Amendment of FASB Statement No. 123,” was issued by the FASB and amends FAS 123, “Accounting for Stock-Based Compensation.” This Statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Additionally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The transition method provisions of this Statement are effective for fiscal years ending after December 15, 2002. The interim financial reporting requirements of this Statement are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have decided not to voluntarily change to the fair value based method of accounting for stock-based employee compensation and will continue to account for this compensation in accordance with APB No. 25. We will adopt the interim financial reporting requirements of FAS 148 beginning with the first fiscal quarter of 2003.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. We are currently assessing the impact of FIN 46 but do not expect this interpretation to have a material impact on our consolidated financial statements.

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

     In November 2001, we entered into an interest-rate swap instrument, which effectively converted our Senior Subordinated Notes to a floating rate for a two year period ending in December 2003. On July 10, 2002, we terminated the swap instrument and received a payment of $1,040,000. The total benefit recognized under the swap instrument as a reduction to interest expense, including the termination fee, was $2.2 million for the year ended December 31, 2002.

     Our Senior Subordinated Notes mature on December 15, 2007. There are no scheduled principal payments under the Notes prior to the maturity date. However, all or some of the Notes may be redeemed at a premium after December 15, 2002. We have no current plans to repay the Notes ahead of their scheduled maturity.

Foreign Currency

     Our principal foreign operations are conducted in Canada and, since the acquisition of AVA in 2002, in areas surrounding the Mediterranean Sea. There is exposure to future earnings due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currencies. We primarily conduct our business in the functional currency of the jurisdictions in which we operate. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments.

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

     Among the risks and uncertainties that could cause future events and results to differ materially from those anticipated by us in the forward-looking statements included in this report are the following:

•	A material decline in the level of oil and gas exploration and production and any reduction in the industry’s willingness to spend capital on environmental and oilfield services could adversely affect the demand for our services;

•	Material changes in oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital could adversely affect the demand for our services;

•	Changes in domestic and international political, military, regulatory and economic conditions may adversely affect the demand for oil and gas or production volumes;

•	A recission or relaxation of government regulations affecting E&P and NORM waste disposal could reduce the demand for our services and reduce our revenues and income.

•	Changes in existing regulations could require us to change the way we do business, which may have a material adverse affect on our consolidated financial statements;

•	Our patents or other proprietary technology may not prevent our competitors from developing substantially similar technology, which would reduce any competitive advantages we may have from these patents and proprietary technology;

•	We may not be able to keep pace with the continual and rapid technological developments that characterize the market for our products and services, and our failure to do so may result in our loss of market share;

•	We face intense competition in our existing markets and expect to face tough competition in any markets into which we seek to expand, which will put pressure on our ability to maintain our current market share and may limit our ability to expand our market share or enter into new markets;

•	We may not be able to successfully integrate our recent acquisitions, including AVA, into our operations, and these acquisitions may not achieve sales and profitability levels that justify our investment in them, which could result in these businesses placing downward pressure on our margins or our disposing of these businesses at a loss;

•	The demand for our services may be adversely affected by shortages of critical supplies or equipment in the oil and gas industry and personnel trained to operate this equipment;

•	We may not be able to successfully replace our wooden mat fleet with our new composite mats or introduce our other new products and services, including our DeepDrill™ technology and our new Dura-Base™ SP-12 mat, and we may not be successful in gaining acceptance or market share for these products and services;

•	We may not be able to maintain the necessary permits to operate our non-hazardous waste disposal wells or we may not be able to successfully compete in this market;

•	adverse weather conditions could disrupt drilling operations and reduce the demand for our services;

•	We would be adversely affected if there were any delays in implementing the new synthetic fluids disposal regulations or if these regulations failed to materially impact waste disposal volumes or drilling fluids revenues;

•	We may fail to comply with any of the numerous Federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our business, or these regulations and policies may change, and we may face fines or other penalties if we fail to comply with these new regulations, or be forced to make significant capital expenditures or changes to our operations;

•	Our business exposes us to potential environmental or regulatory liability, and we could be required to pay substantial amounts with respect to these liabilities, including the costs to clean up and close contaminated sites;

•	We may not have adequate insurance for potential liabilities, and any significant liability not covered by insurance or in excess of our coverage limits could have a material adverse affect on our financial condition;

•	Our international operations are subject to uncertainties which could limit our ability to expand or reduce the revenues and profitability of these operations, including difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties and regulations, unexpected changes in regulatory environments, inadequate protection of intellectual property in foreign countries, legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers, among other risks; and

•	any increases in interest rates under our credit facility either as a result of increases in the prime or LIBOR rates or as a result of changes in our funded debt to cash flow ratio, would increase our cost of borrowing and have an adverse affect on our consolidated financial statements.

     For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in the Prospectus included in our Registration Statement on Form S-3 filed on May 8, 2002 (File No. 333-87840), and to the section entitled “Forward-Looking Statements” on page 17 of that Prospectus.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Newpark Resources, Inc.

     We have audited the accompanying consolidated balance sheet of Newpark Resources, Inc. (a Delaware Corporation) as of December 31, 2002, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements of Newpark Resources, Inc. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 22, 2002 expressed an unqualified opinion on those financial statements before the transitional disclosures described in Note C.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newpark Resources, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note A to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”).

     As discussed above, the financial statements of Newpark Resources, Inc. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note C, these financial statements have been revised to include the transitional disclosures required by FAS 142. Our audit procedures with respect to the disclosures in Note C for 2001 and 2000 included (a) agreeing the previously reported net income and net income applicable to common and common equivalent shares to the previously issued financial statements and the adjustments representing goodwill amortization expense (including any related tax effects) recognized in those periods to the Company’s underlying records obtained from management, (b) testing the mathematical accuracy of the reconciliation of adjusted net income and adjusted net income applicable to common and common equivalent shares and the related earnings-per-share amounts. Our procedures with respect to the disclosures in Note C regarding 2001 also included (a) agreeing the carrying value of goodwill and the related 2001 activity by reportable segment, and in total, to the Company’s underlying records obtained from management and (b) agreeing the cost basis, accumulated amortization, and the net balances of the Company’s other intangible assets, by type, to the Company’s underlying records obtained from management. In our opinion, the disclosures described above for 2001 and 2000 in Note C are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financials statements taken as a whole.

/s/ Ernst & Young LLP

New Orleans, Louisiana
February 27, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Newpark’s filing on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 31, 2002. For further discussion, see Exhibit 23.2 which is filed herewith and hereby incorporated by reference into the Form 10-K for the fiscal year ended December 31, 2002 of which this report forms a part.

The Board of Directors and Stockholders
Newpark Resources, Inc.

     We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

/s/ Arthur Andersen LLP

New Orleans, Louisiana
February 22, 2002

Newpark Resources, Inc.
Consolidated Balance Sheets
December 31,

(In thousands, except share data)	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$2,725	$7,504
Trade accounts receivable, less allowance of $2,102 in 2002 and $2,159 in 2001	97,657	86,702
Notes and other receivables	3,307	2,567
Inventories	55,473	44,144
Deferred tax asset	11,094	4,272
Prepaid expenses and other current assets	10,039	9,131

Total current assets	180,295	154,320
Property, plant and equipment, at cost, net of accumulated depreciation	204,703	208,476
Goodwill	110,727	105,767
Deferred tax asset	8,950	19,609
Other intangible assets, net of accumulated amortization	15,786	12,437
Other assets	21,795	21,879

	$542,256	$522,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Foreign bank lines of credit	$6,621	$—
Current maturities of long-term debt	3,258	3,355
Accounts payable	35,568	26,588
Accrued liabilities	18,414	21,018

Total current liabilities	63,861	50,961
Long-term debt, less current portion	172,049	176,954
Other non-current liabilities	923	619
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized, 167,500 and 390,000 shares outstanding at December 31, 2002 and 2001, respectively	41,875	73,970
Common Stock, $.01 par value, 100,000,000 shares authorized, 77,710,192 and 70,332,017 shares outstanding at December 31, 2002 and 2001, respectively	777	703
Paid-in capital	376,278	335,117
Unearned restricted stock compensation	(281)	(940)
Accumulated other comprehensive income	(864)	(2,032)
Retained deficit	(112,362)	(112,864)

Total stockholders’ equity	305,423	293,954

	$542,256	$522,488

See Accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
Consolidated Statements of Operations
Years Ended December 31,

(In thousands, except per share data)	2002	2001	2000

Revenues	$321,195	$408,605	$266,593
Operating costs and expenses:
Cost of services provided	207,795	252,185	161,541
Operating costs	89,021	82,137	61,475

	296,816	334,322	223,016
General and administrative expenses	5,323	5,170	3,042
Goodwill amortization	—	4,861	4,965

Operating income	19,056	64,252	35,570
Foreign currency exchange (gain) loss	(170)	359	—
Interest income	(741)	(1,378)	(822)
Interest expense	12,286	15,438	19,077

Income before income taxes	7,681	49,833	17,315
Provision for income taxes	3,060	17,927	6,165

Net income	4,621	31,906	11,150
Less:
Preferred stock dividends and accretion of discount	3,071	3,900	5,516
Other non-cash preferred stock charges	1,037	—	—

Net income applicable to common and common equivalent shares	$513	$28,006	$5,634

Income per common and common equivalent share:
Basic	$0.01	$0.40	$0.08

Diluted	$0.01	$0.37	$0.08

See Accompanying Notes to Consolidated Financial Statements.

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31,

(In thousands)	2002	2001	2000

Net income	$4,621	$31,906	$11,150
Other comprehensive income (loss):
Foreign currency translation adjustments	1,168	(1,425)	(857)

Comprehensive income	$5,789	$30,481	$10,293

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2000, 2001 and 2002

				Unearned	Accumulated
				Restricted	Other
	Preferred	Common	Paid-In	Stock	Comprehensive	Retained
(In thousands)	Stock	Stock	Capital	Compensation	Income	Deficit	Total

Balance, January 1, 2000	$13,009	$690	$322,724	$(3,838)	$250	$(146,496)	$186,339
Employee stock options and ESPP		3	1,590				1,593
Issuance of restricted stock		1	680	(681)			—
Amortization of restricted stock				2,180			2,180
Foreign currency translation					(857)		(857)
Preferred stock and warrants issuance	60,000		3,179			(3,529)	59,650
Preferred stock dividends & accretion	512	2	1,477			(1,991)	—
Net income						11,150	11,150

Balance, December 31, 2000	73,521	696	329,650	(2,339)	(607)	(140,866)	260,055
Employee stock options and ESPP		4	2,798				2,802
Amortization of restricted stock				1,399			1,399
Foreign currency translation					(1,425)		(1,425)
Preferred stock dividends & accretion	449	3	2,669			(3,904)	(783)
Net income						31,906	31,906

Balance, December 31, 2001	73,970	703	335,117	(940)	(2,032)	(112,864)	293,954
Employee stock options and ESPP		5	2,752				2,757
Amortization of restricted stock				617			617
Cancellations of restricted stock			(378)	42			(336)
Foreign currency translation					1,168		1,168
Preferred stock dividends & accretion	1,030	5	3,023			(4,119)	(61)
Issuance of common stock		20	16,280				16,300
Redemption of Series A preferred stock	(15,000)						(15,000)
Conversion of Series C preferred stock	(18,125)	42	18,083				—
Shares issued in acquisition		2	1,401				1,403
Net income						4,621	4,621

Balance, December 31, 2002	$41,875	$777	$376,278	$(281)	$(864)	$(112,362)	$305,423

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,

(In thousands )	2002	2001	2000

Cash flows from operating activities:
Net income	$4,621	$31,906	$11,150
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	19,467	20,056	15,289
Amortization	2,376	7,371	8,277
Provision for deferred income taxes	3,837	15,348	5,655
Loss on sale of assets	(43)	(178)	(259)
Change in assets and liabilities, net of acquisitions:
Increase in accounts and notes receivable	(3,991)	(12,645)	(19,066)
Increase in inventories	(8,059)	(19,146)	(7,474)
Increase in other assets	(3,781)	(5,957)	(934)
Increase (decrease) in accounts payable	2,239	925	(3,071)
Increase (decrease) in accrued liabilities and other	(5,298)	3,239	(6,327)

Net cash provided by operations	11,368	40,919	3,240

Cash flows from investing activities:
Capital expenditures	(15,187)	(29,673)	(35,251)
Proceeds from sale of property, plant and equipment	532	1,710	4,210
Payments received on notes receivable	2,180	916	600
Acquisitions, net of cash acquired	(4,774)	—	—

Net cash used in investing activities	(17,249)	(27,047)	(30,441)

Cash flows from financing activities:
Net borrowings (payments) on line of credit	395	(38,361)	341
Principal payments on notes payable and long-term debt	(2,825)	(831)	(7,501)
Net proceeds from common stock issue	16,300	—	—
Repurchase of preferred stock	(15,000)	—	—
Net proceeds from preferred stock issue	—	—	59,650
Preferred stock dividends paid in cash	(106)	(675)	—
Proceeds from exercise of stock options and ESPP	2,338	2,254	1,439

Net cash provided by (used in) financing activities	1,102	(37,613)	53,929

Net increase (decrease) in cash and cash equivalents	(4,779)	(23,741)	26,728
Cash and cash equivalents at beginning of year	7,504	31,245	4,517

Cash and cash equivalents at end of year	$2,725	$7,504	$31,245

See Accompanying Notes to Consolidated Financial Statements.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Summary of Significant Accounting Policies

Organization and Principles of Consolidation. Newpark Resources, Inc., a Delaware corporation, (“Newpark”) provides integrated fluids management, environmental and oilfield services to the oil and gas exploration and production industry, principally in the Louisiana and Texas Gulf Coast region. In addition, Newpark provides some or all of its services to the U.S. Mid-continent region, Canada and the Mediterranean. The consolidated financial statements include the accounts of Newpark and its wholly-owned subsidiaries. Investments in which Newpark owns 20 percent to 50 percent and exercises significant influence over operating and financial policies are accounted for using the equity method. All material inter-company transactions are eliminated in consolidation.

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

     Newpark’s operating results depend primarily on oil and gas drilling activity levels in the markets served, which reflect budgets set by the oil and gas exploration and production industry. These budgets, in turn, depend on oil and gas commodities pricing, inventory levels and product demand. Oil and gas prices and activity are volatile. This market volatility has a significant impact on Newpark’s operating results.

Cash Equivalents. All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash equivalents.

Fair Value Disclosures. Newpark’s significant financial instruments consist of cash and cash equivalents, receivables, payables and long-term debt. The estimated fair value amounts have been developed based on available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. After this analysis, except as described below, management believes the carrying values of these instruments approximate fair values at December 31, 2002 and 2001.

     The estimated fair value of Newpark’s Senior Subordinated Notes payable at December 31, 2002 and 2001, based upon available market information, was $119.1 million and $114.5 million, respectively, as compared to the carrying amount of $125.0 million on those dates.

Inventories. Inventories are stated at the lower of cost (principally average and first-in, first-out) or market. As of December 31, 2001, Newpark had recorded a reserve of approximately $1.1 million related to certain synthetic fluid inventories that would not be in compliance with new synthetic discharge regulations effective February 19, 2002. This reserve represented the estimated amount necessary to reduce the carrying value of these synthetic fluid inventories to net realizable value after consideration of disposal, reblending and other costs. During 2002, there were approximately $1.1 million of charges against this reserve.

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

     For financial reporting purposes, except as described below, depreciation is provided by utilizing the straight-line method over the following estimated useful service lives:

Computers, autos and light trucks	2-5 years
Wooden mats	3-5 years
Composite mats	15 years
Tractors and trailers	10-15 years
Machinery and heavy equipment	10-15 years
Owned buildings	20-35 years
Leasehold improvements	lease term, including all renewal options

     Newpark computes the provision for depreciation on certain of its E&P waste and NORM disposal assets (“the waste disposal assets”) and its barite grinding mills using the unit-of-production method. In applying this method, Newpark has considered certain factors which affect the expected production units (lives) of these assets. These factors include obsolescence, periods of nonuse for normal maintenance and economic slowdowns and other events which are reasonably predictable.

Goodwill and Other Intangibles. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired.

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) 141 “Business Combinations” and FAS 142 “Goodwill and Other Intangible Assets”. These standards, among other requirements, (i) prohibit the use of the pooling-of-interests method of accounting for business combinations, (ii) create more specific criteria for identifying other intangible assets which are acquired in a business combination, (iii) provide that goodwill not be amortized in any circumstance, and (iv) require that goodwill be tested for impairment based on a fair value concept FAS 142 requires that goodwill balances at the date of adoption be tested and that another impairment test be performed during the fiscal year of adoption. Impairment tests should generally be performed annually thereafter, with interim testing required if circumstances warrant.

     Prior to fiscal 2002, Newpark amortized goodwill on a straight-line basis over fifteen to thirty-five years, except for $2,211,000 relating to acquisitions prior to 1971 that had not been amortized. Effective January 1, 2002, Newpark ceased to amortize goodwill pursuant to FAS 142.

     Through December 31, 2001, Newpark’s management had historically conducted impairment reviews of its goodwill to assess the recoverability of the un-amortized balance based on expected future profitability, undiscounted future cash flows of the acquisitions and their contribution to Newpark’s overall operation. An impairment loss would have been recognized for the amount identified in the review by which the goodwill balance exceeded the recoverable goodwill balance. Subsequent to December 31, 2001, Newpark has performed impairment reviews by reporting unit based on a fair value concept, in accordance with FASB 142. Newpark’s goodwill impairment reviews conducted upon adoption and after indicated that Newpark’s goodwill was not impaired.

     Newpark also has recorded other identifiable intangible assets which were acquired in business combinations or in separate transactions. These other identifiable intangible assets include permits, patents and similar exclusivity arrangements, customer intangibles, trademarks and non-compete agreements, which are being amortized over their contractual life of 5 to 17 years on a straight-line basis, except for certain assets acquired in an acquisition in 2002, which are not being amortized (see Note C).

     Newpark periodically assesses the recoverability of the unamortized balance of its other intangible assets based on an expected future profitability and undiscounted future cash flows and their contribution to Newpark’s overall operation. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangibles would be recognized as an impairment loss.

Financial Instruments, Interest Rate Swap Arrangement. Historically, Newpark has not used off-balance sheet financial hedging instruments to manage foreign currency risks when it enters into a transaction denominated in a currency other than its local currency because the dollar amount of such transactions has not warranted the use of hedging instruments.

     In November 2001, Newpark entered into an interest-rate swap arrangement, effectively converting its $125 million fixed-rate Senior Subordinated Notes to a floating rate for a two year period ending in December 2003. On July 10, 2002, Newpark terminated the swap instrument and received a payment of $1,040,000. Newpark accounted for this instrument under the provisions of FAS 133, “Accounting for Derivative Instruments and Hedging Activities”. The total benefit recognized under the swap instrument as a reduction to interest expense, including the termination fee, was $2.2 million for the year ended December 31, 2002. As of December 31, 2001, Newpark had recorded the fair value of the interest-rate swap instrument on the balance sheet as a component of accrued liabilities and a corresponding loss of $56,000 as a component of interest expense for the year ended December 31, 2001.

Revenue Recognition. For the fluids sales and engineering segment, revenues are recognized for sales of drilling fluid materials upon shipment of the materials, less an allowance for product returns. Engineering and related services are provided to customers at agreed upon hourly or daily rates and are recognized when the services are performed.

     For the E&P waste disposal segment, revenues are recognized when Newpark takes title to the waste, which is upon its receipt by Newpark.

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

     For Newpark’s performance service products, which incorporate two or more product offerings, Newpark recognizes revenues on the percentage of completion method as measured based upon the time and materials expended to date as a percentage of total estimated time and materials to be provided under the contract.

     For revenues recognized on the percentage of completion basis, provisions for estimated losses on uncompleted contracts are made in the period in which these losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

     All reimbursements by customers of shipping and handling costs are included in revenues. The costs for shipping and handling are included in cost of services provided in the income statement.

Income Taxes. Newpark provides for deferred taxes in accordance with FAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach for measuring deferred tax assets and liabilities due to temporary differences existing at year end using currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Investment in Unconsolidated Joint Ventures. Newpark owns a 49% interest in the LOMA Company, LLC, the manufacturer of its composite mats. During the start up phase of operations for LOMA, Newpark recorded its 49% interest in the cumulative operating losses of the joint venture as a separate item in the Consolidated Statements of Operations. In 1999, full production began at the LOMA manufacturing facility. Given that all production from the facility is for Newpark and all of LOMA’s operations are production of composite mats, since 1999, Newpark has recorded its 49% interest in the income of LOMA as a reduction to its cost of composite mats included in property, plant and equipment inventory, or costs of goods sold, as applicable.

     Newpark purchased composite mats from LOMA at a total cost of $12.1 million in 2002, $30.4 million in 2001 and $14.3 million in 2000. The purchase price of the mats is based on a contract with LOMA and is equal to the total of specified costs of producing the mats, as defined in the contract, plus a percentage markup on these costs.

     Newpark has filed a petition for declaratory judgment and for monetary damages against LOMA in connection with a dispute related to the pricing of composite mats. In this dispute, Newpark contends that certain indirect and general and administrative expenses have been improperly included in the calculation of the sales price by LOMA. Management of Newpark believes that the results of any litigation regarding this dispute will not have a significant negative impact on Newpark’s results of operations.

     In December 2002, Newpark formed a joint venture with the leading producer of wooden mat systems. Newpark has a 49% interest in this joint venture and is accounting for its investment under the equity method of accounting. Subsequent to December 31, 2002, Newpark entered into an agreement with the joint venture to lease certain wooden mats on a day rate basis.

Stock-Based Compensation. FAS 123, “Accounting for Stock-Based Compensation” (“FAS 123”) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Newpark has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion

No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, and has adopted the disclosure-only provisions of FAS 123. (See further discussion regarding changes to the disclosure only provisions of FAS 123 in New Accounting Standards below).

Foreign Currency Transactions. The majority of Newpark’s transactions are in U.S. dollars; however, Newpark’s Canadian and Italian subsidiaries maintain their accounting records in the respective local currency. These currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected in “accumulated other comprehensive income,” a component of stockholders’ equity, in accordance with FAS No. 52 and FAS No. 130, “Reporting Comprehensive Income.” Foreign currency transaction gains (losses), if any, are credited or charged to income. Net transaction gains totaling $170,000 were recorded in 2002. Net transaction losses totaling $359,000 were incurred in 2001. Cumulative foreign currency translation losses related to foreign subsidiaries reflected in stockholders’ equity amounted to $864,000, $2,032,000 and $607,000 at December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, Newpark’s foreign subsidiaries had net assets of approximately $64.0 million and $47.8 million, respectively.

New Accounting Standards. In July 2001, the FASB issued FAS 141 and FAS 142 as previously discussed above in Goodwill and Other Intangibles.

     In June 2001, the FASB issued FAS 143, “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002. FAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Newpark will adopt FAS 143 on January 1, 2003, and, based on current circumstances, does not believe that FAS 143 will have a material impact on Newpark’s financial position or results of operations.

     In June 2002, the FASB issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” under which a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation Number (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. These recognition provisions will result in recording liabilities associated with certain guarantees provided by Newpark. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not expect FIN 45 to have a material impact to the Consolidated Financial Statements.

     In December 2002, FAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — An Amendment of FASB Statement No. 123,” was issued by the FASB and amends FAS 123, “Accounting for Stock-Based Compensation.” FAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Additionally, FAS 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The transition method provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim financial reporting requirements of FAS 148 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

     In January 2003, the FASB issued FIN 46 “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46 and does not expect this interpretation to have a material impact to the Consolidated Financial Statements.

B.	Acquisitions

     On May 23, 2002, Newpark acquired 100% of the outstanding capital stock of AVA, S.p.A (“AVA”), a privately owned provider of drilling fluids headquartered in Rome, Italy. Subsequent to this transaction, AVA acquired the remaining 75% interest in a subsidiary which principally operates in Algeria and Tunisia. The total purchase price in these acquisitions was $7.7 million, which was paid through the issuance of 170,704 shares of Newpark common stock, valued at approximately $1.4 million (based on the fair market value of Newpark stock on the date of acquisition), and approximately $6.3 million in cash. AVA was founded in 1954 and provides drilling fluids and related products to exploration companies in the Mediterranean, Eastern Europe and North Africa. AVA’s pre-acquisition operating results were not significant relative to Newpark. The primary reason for the acquisition of AVA and its related subsidiaries was to expand Newpark’s international presence. While AVA’s operations have been associated with drilling fluids, Newpark intends to use the acquired infrastructure to assist in the marketing of all its products and services on an international basis.

     The acquisition was accounted for in accordance with FAS 141. The purchase price, including approximately $405,000 of acquisition costs, was allocated to the net assets of AVA based on their estimated fair values at the date of acquisition, as follows (in thousands):

Current assets, net of cash acquired	$12,775
Property, plant & equipment	1,342
Intangible assets:
Customer relationships (10 year life)	827
Trademarks (indefinite life, non-amortizing)	580
Non-compete agreements (5 year life)	383
Operating rights and licenses (indefinite life, non-amortizing)	407
Other assets	397
Goodwill	4,213
Liabilities assumed	(14,343)

Total purchase price, net of cash acquired	6,581
Less value of common stock issued	(1,403)

Cash purchase price, net of cash acquired	$5,178

C.	Goodwill and Other Intangibles

     Effective January 1, 2002, Newpark adopted FAS 141 and FAS 142. Therefore, Newpark ceased to amortize goodwill. For the years ended December 31, 2001 and 2000, goodwill amortization was approximately $4.9 million and $5.0 million, respectively.

     FAS 142 requires that prior year results should not be restated. The table below reconciles Newpark’s net income and earnings per share as reported for the years ended December 31, 2001 and 2000 to the amounts that would have been reported had FAS 142 been adopted as of January 1, 2000 (in thousands, except per share amounts):

(In thousands)	2001	2000

Net income:
As reported	$31,906	$11,150
Goodwill amortization, net of tax	3,847	3,985

As adjusted	$35,753	$15,135
Net income applicable to common and common equivalent shares:
As reported	$28,006	$5,634
Goodwill amortization, net of tax	3,847	3,985

As adjusted	$31,853	$9,619
Basic earnings per share:
As reported	$0.40	$0.08
Goodwill amortization, net of tax	0.05	0.06

As adjusted	$0.45	$0.14
Diluted earnings per share:
As reported	$0.37	$0.08
Goodwill amortization, net of tax	0.05	0.06

As adjusted	$0.42	$0.14

     The changes in the carrying amount of goodwill for 2002 are as follows (in thousands):

	E&P	Drilling	Mat &
	Waste	Fluids	Integrated	Total

Balance at January 1, 2001	$60,295	$40,894	$10,298	$111,487
Goodwill amortization	(2,161)	(2,314)	(386)	(4,861)
Effects of foreign currency	—	(859)	—	(859)

Balance at December 31, 2001	58,134	37,721	9,912	105,767
Goodwill acquired during period	—	4,213	—	4,213
Effects of foreign currency	—	747	—	747

Balance at December 31, 2002	$58,134	$42,681	$9,912	$110,727

     Other intangible assets consists of the following (in thousands):

		December 31, 2002			December 31, 2001

		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Patents and exclusivity agreements	15-17years	$14,642	$5,188	$9,454	$12,821	$4,247	$8,574
Permits, operating rights and licenses	non-amortizing	4,353	—	4,353	3,863	—	3,863
Customer relationships	10years	955	55	900	—	—	—
Non-compete agreements	5years	454	50	404	—	—	—
Trademarks	non-amortizing	675	—	675	—	—	—

		$21,079	$5,293	$15,786	$16,684	$4,247	$12,437

     All of Newpark’s intangible assets are subject to amortization in accordance with FASB 142 except for the permits, operating rights, licenses and trademarks, which are deemed to have an indefinite life. Total amortization expense for the years ended December 31, 2002, 2001 and 2000 related to other intangibles was $1,046,000, $1,073,000 and $885,000, respectively.

Estimated future amortization expenses is as follows (in thousands):

2003	$968
2004	$968
2005	$968
2006	$934
2007	$873

D.	Inventory

     Newpark’s inventory consisted of the following items at December 31, 2002 and 2001:

(In thousands)	2002	2001

Composite mats	$17,039	$10,854
Logs	3,040	5,081
Drilling fluids raw materials and components	34,108	27,243
Supplies	354	311
Other	932	655

Total	$55,473	$44,144

     In January 2003, Newpark acquired the entire raw barite inventory, which had previously been held on a consignment basis, for $10.5 million.

E.	Property, Plant and Equipment

     Newpark’s investment in property, plant and equipment at December 31, 2002 and 2001 is summarized as follows:

(In thousands)	2002	2001

Land	$10,995	$9,668
Buildings and improvements	54,656	53,981
Machinery and equipment	154,941	145,440
Construction in progress	15,047	16,383
Mats	49,980	54,667
Other	6,116	5,069

	291,735	285,208
Less accumulated depreciation	(87,032)	(76,732)

	$204,703	$208,476

F.	Financing Arrangements

     Financing arrangements consisted of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Senior subordinated notes	$125,000	$125,000
Domestic bank lines of credit	37,500	39,715
Foreign bank lines of credit	6,621	—
Other, principally capital leases secured by composite mats, machinery and equipment with a total net book value of $18.4 milllion at December 31, 2002, payable through 2007, with interest at 3.9% to 10.3%	12,807	15,594

	181,928	180,309
Less: current portion	(9,879)	(3,355)

Long-term portion	$172,049	$176,954

     On December 17, 1997 Newpark issued $125 million of unsecured Senior Subordinated Notes (the “Notes”), which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on each June 15 and December 15, commencing June 15, 1998. The Notes may be redeemed by Newpark, in whole or in part, at a premium after December 15, 2002. The Notes are subordinated to all senior indebtedness, as defined in the subordinated debt indenture, including Newpark’s bank revolving credit facility.

     The Notes are guaranteed by substantially all North American operating subsidiaries of Newpark (the “Subsidiary Guarantors”). The guarantee obligations of the Subsidiary Guarantors (which are all direct or indirect wholly owned subsidiaries of Newpark) are full, unconditional and joint and several. See Note R.

     In November 2001, Newpark entered into an interest-rate swap arrangement, effectively converting the Notes to a floating rate for a two year period ending in December 2003. On July 10, 2002, Newpark terminated the swap instrument and received a payment of $1,040,000. The total benefit recognized under the swap instrument as a reduction to interest expense, including the termination fee, was $2.2 million for the year ended December 31, 2002. As of December 31, 2001, Newpark had recorded the fair value of the interest-rate swap instrument on the balance sheet as a component of accrued liabilities and a corresponding loss of $56,000 as a component of interest expense for the year ended December 31, 2001.

     As of December 31, 2002, Newpark maintained a $100.0 million bank credit facility (the “Credit Facility”), including up to $25.0 million in standby letters of credit, in the form of a revolving line of credit commitment, which originally expired January 31, 2003. The Credit Facility was amended and restated on January 31, 2002 for the purpose of modifying, extending and renewing the loans made pursuant to the Credit Facility, to admit additional banks and re-assign the roles of participating banks. The amended Credit Facility expires February 27, 2005. At December 31, 2002, $16.2 million in letters of credit were issued and outstanding under the Credit Facility and $37.5 million was outstanding under the revolving facility, leaving $46.3 million of availability under this facility at December 31, 2002.

     The Credit Facility bears interest at either a specified prime rate (4.25% at December 31, 2002), plus a spread determined quarterly based on Newpark’s funded debt to cash flow ratio, or the LIBOR rate (1.40% at December 31, 2002), plus a spread determined quarterly based Newpark’s funded debt to cash flow ratio. The weighted average interest rate on the outstanding balance under the Credit Facility in 2002, 2001 and 2000 was 6.0%, 7.7% and 9.8%, respectively.

     The Credit Facility contains certain financial covenants. As of December 31, 2002, Newpark was in compliance with the covenants contained in the Credit Facility, as amended. The Notes do not contain any financial covenants; however, if Newpark does not meet the financial covenants of the Credit Facility and is unable to obtain an amendment from the banks, Newpark would be in default of the Credit Facility which would cause the Notes to be in default and immediately due. The Notes, the Credit Facility and the certificate of designations relating to Newpark’s preferred stock also contain covenants that significantly limit the payment of dividends on Newpark’s common stock .

     AVA, maintains its own credit arrangements, consisting primarily of lines of credit with several banks, with the lines renewed on an annual basis. Advances under these credit arrangements are typically based on a percentage of AVA’s accounts receivable or firm contracts with certain customers. As of December 31, 2002, AVA had a total of $8.6 million in bank commitments, of which $6.6 million was outstanding, leaving $2.0 million of availability under these facilities. Newpark does not provide a corporate guaranty of AVA’s debt. The average interest rate on these credit arrangements as of December 31, 2002 was 5.7%.

     For the years ended December 31, 2002, 2001 and 2000, Newpark incurred interest cost of $13,011,000, $16,095,000 and $20,012,000, respectively, of which $725,000, $656,000 and $935,000, respectively, was capitalized on qualifying construction projects.

     Scheduled maturities of long-term debt are $9,879,000 in 2003, $3,344,000 in 2004, $40,884,000 in 2005, $2,748,000 in 2006 and $125,073,000 in 2007.

G.	Income Taxes

     The provision (benefit) for income taxes charged to operations is as follows:

	Year Ended December 31,

(In thousands)	2002	2001	2000

Current tax expense (benefit)	$(777)	$2,579	$510
Deferred tax expense	3,837	15,348	5,655

Total provision	$3,060	$17,927	$6,165

     The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,

	2002	2001	2000

Income tax expense at statutory rate	35.0%	35.0%	35.0%
Non-deductible expenses	7.9	3.3	8.8
Decrease in valuation allowance	—	(1.8)	(8.9)
Other	(3.1)	(.5)	.7

Total income tax expense	39.8%	36.0%	35.6%

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Deferred tax assets:
Net operating losses	$61,822	$51,679
Accruals not currently deductible	1,873	2,506
Bad debts	427	412
Alternative minimum tax credits	2,341	3,091
All other	2,438	2,332

Total deferred tax assets	68,901	60,020
Valuation allowance	(7,907)	(6,873)

Total deferred tax assets, net of allowances	$60,994	$53,147
Deferred tax liabilities:
Accelerated depreciation and amortization	$40,310	$28,481
All other	640	785

Total deferred tax liabilities	40,950	29,266

Total net deferred tax assets	$20,044	$23,881

     For federal income tax purposes, Newpark has net operating loss carryforwards (“NOLs”) of approximately $142.9 million (net of amounts disallowed pursuant to IRC Section 382) that, if not used, will expire. These Federal NOL’s expire in 2018 through 2022. Newpark also has approximately $2.3 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. Additionally, for state income tax purposes, Newpark has NOLs of approximately $194 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in year 2003 through 2016.

     Under FAS 109, a valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2002, Newpark has recorded a valuation allowance for all state NOLs. At December 31, 2002, Newpark has recognized a net deferred tax asset of $20.0 million, the realization of which is dependent on Newpark’s ability to generate taxable income in future periods. Newpark believes that its estimate of future earnings based on contracts in place and its earnings trend from recent prior years supports recognition of this amount.

     Deferred tax expense includes a decrease in the valuation allowance for deferred tax assets of $917,000 in 2001 and $1,548,000 in 2000. These decreases were associated with certain federal NOLs, for which a valuation allowance had been previously recorded, which Newpark believed were more likely than not to be utilized as a result of estimated future taxable income.

H.	Preferred Stock

     Newpark has been authorized to issue up to 1,000,000 shares of Preferred Stock, $.01 par value, of which 167,500 were outstanding at December 31, 2002 and 390,000 shares were outstanding at December 31, 2001.

     On December 28, 2000, Newpark completed the sale to Fletcher International Ltd., a Bermuda company affiliated with Fletcher Asset Management, Inc., of 120,000 shares of Series C Convertible Preferred Stock, $0.01 par value per share (the “Series C Preferred Stock”). There are no redemption features to the Series C Preferred Stock. The aggregate purchase price for this instrument was $30.0 million. The net proceeds from the sale were used to repay indebtedness in 2001. No underwriting discounts or commissions were paid in connection with the sale of the securities.

     On June 1, 2000, Newpark completed the sale to Fletcher International Limited, a Cayman Islands company affiliated with Fletcher Asset Management, Inc., of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of the Common Stock of Newpark at an exercise price of $10.075 per share, subject to anti-dilution adjustments. The Series B Warrant has a term of seven years, expiring June 1, 2007. There are no redemption features to the Series B Preferred Stock. The aggregate purchase price for these instruments was $30.0 million, of which approximately $26.5 million was allocated to the Series B Preferred Stock and approximately $3.5 million to the Series B Warrant. The net proceeds from the sale were used to repay indebtedness. No underwriting discounts or commissions were paid in connection with the sale of the securities.

     As required by EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, in connection with the issuance of the Series B Preferred Stock, Newpark recorded a one-time adjustment of $3.5 million ($.05 per share) to Newpark’s equity accounts to reflect the value assigned to the conversion feature of the Series B Preferred Stock at the date of issuance. This adjustment did not have any effect on Newpark’s operating results or total equity. The affect of this adjustment is included in preferred stock dividends in the accompanying financial statements; however, Newpark issued no additional shares or cash.

     Cumulative dividends are payable on the Series C and Series B Preferred Stock quarterly in arrears. The dividend rate is 4.5% per annum, based on the stated value of $250 per share of Series C and Series B Preferred Stock. Dividends payable on the Series C and Series B Preferred Stock may be paid at the option of Newpark either in cash or by issuing shares of Newpark’s Common Stock that have been registered under the Securities Act of 1933, as amended (the “Act”). The number shares of Common Stock of Newpark to be issued as dividends is determined by dividing the cash amount of the dividend otherwise payable by the market value of the Common Stock determined in accordance with the provisions of the certificate relating to the Series C and Series B Preferred Stock. If Newpark fails to pay any dividends when due, these dividends will accumulate and accrue additional dividends at the then existing dividend rate. The dividend rights of the Series C and Series B Preferred Stock are junior to the dividend rights of the holders of the 150,000 shares of Newpark’s Series A Cumulative Perpetual Preferred Stock.

     So long as shares of the Series C and Series B Preferred Stock are outstanding, no dividends may be paid on the Common Stock or any other securities of Newpark ranking junior to the Series C or Series B Preferred Stock with respect to dividends and distributions on liquidation (“Junior Securities”), except for dividends payable solely in shares of Common Stock. Subject to certain exceptions, no shares of Junior Securities or securities of Newpark having a priority equal to the Series C and Series B Preferred Stock with respect to dividends and distributions on liquidation may be purchased or otherwise redeemed by Newpark unless all accumulated dividends on the Series C and Series B Preferred Stock have been paid in full.

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

     The agreements pursuant to which the Series C and Series B Preferred Stock and the Warrant were issued (the “Agreements”) require Newpark to use its best efforts to register under the Act all of the shares of Common Stock issuable upon exercise of the Warrant and 1.5 times the number of shares of Common Stock issuable as of the effective date of the registration statement upon conversion of the Series C and Series B Preferred Stock or as dividends on the Series C and Series B Preferred Stock. Newpark will be required to increase the number of shares registered under the registration statement if the total number of shares of Common Stock issued and issuable under the Warrant and with respect to the Series C and Series B Preferred Stock exceeds 80% of the number of shares then registered. The registration statements currently cover approximately 13.7 million shares of Common Stock.

     During the third and fourth quarters of 2002, the holder of Series C Preferred Stock converted a total of 72,500 shares of the Series C Preferred Stock in accordance with the terms of the Agreements. The converted shares of Series C Stock had a total stated value of $18.1 million. In connection with these conversions, Newpark issued a total of 4.2 million shares of its common stock, valued at the conversion price of $4.3125, and cancelled the 72,500 shares of Series C Preferred Stock.

     On April 16, 1999, Newpark, issued to SCF-IV, L.P., a Delaware limited partnership managed by SCF Partners (the “Purchaser”), 150,000 shares of Series A Cumulative Perpetual Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), and a warrant (the “Series A Warrant”) to purchase up to 2,400,000 shares of the Common Stock of Newpark at an exercise price of $8.50 per share, subject to anti-dilution adjustments. The Series A Warrant has a term of seven years, expiring April 15, 2006. The aggregate purchase price for these instruments was $15.0 million, of which approximately $12.8 million was allocated to the Series A Preferred Stock and approximately $2.2 million to the Series A Warrant. The net proceeds from the sale were used to repay indebtedness. No underwriting discounts, commissions or similar fees were paid in connection with the sale of the securities.

     On May 15, 2002, Newpark repurchased all of the outstanding shares of Series A Preferred Stock. As a result of this repurchase, Newpark recorded a non-recurring, non-cash charge of $861,350 ($.01 per share) for the remaining unamortized balance of the discount received upon the issuance of the Series A Stock in April 1999, which was previously being amortized over a period of five years.

     The Series A Warrants and Series B Warrants contain anti-dilution provisions. During 2002, Newpark recorded adjustments totaling $176,000 to its equity accounts to reflect the value assigned to the adjustments made to these warrants in connection with the anti-dilution provisions. As of December 31, 2002, the Series A Warrant provides for the right to purchase up to 2,568,271 shares of the Common Stock of Newpark at an exercise price of $8.50 per share. As of December 31, 2002, the Series B Warrant provides for the right to purchase up to 1,909,092 shares of the Common Stock of Newpark at an exercise price of $10.027 per share.

     The total of 2002 charges associated with the anti-dilution provisions and the write off of the unamortized discount was $1,037,000 and is included in other non-cash preferred stock charges in the income statement for 2002.

     Cumulative dividends were payable on the Series A Preferred Stock quarterly in arrears at the initial dividend rate of 5% per annum, based on the stated value of $100 per share of Series A Preferred Stock. Dividends through the date of repurchase were payable in Newpark Common Stock, based on the average closing price of Newpark’s Common Stock for the five business days preceding the record date.

I.	Common Stock

     On May 15, 2002 Newpark issued two million shares of common stock in a public offering. The shares were sold at a price of $8.50 per share, with Newpark receiving a total of $16.4 million in proceeds after commissions and legal and accounting costs. The principal use of proceeds was to repurchase all of the outstanding shares of Series A Preferred Stock. The total repurchase price for the Series A Stock was $15.1 million, including $106,249 of dividends earned from the last dividend payment date through the date of repurchase. The remaining proceeds were used to repay debt.

     Changes in outstanding Common Stock for the years ended December 31, 2002, 2001 and 2000 were as follows:

(In thousands of shares)	2002	2001	2000

Outstanding, beginning of year	70,332	69,588	69,079
Shares issued upon conversion of preferred stock	4,202	—	—
Shares issued under new equity offering	2,000	—	—
Shares issued in acquisition	171	—	—
Shares issued (cancelled) under deferred compensation plan	(38)	—	32
Shares issued under employee stock purchase plan	110	77	—
Shares issued for preferred stock dividends	534	296	169
Shares issued upon exercise of options	399	371	308

Outstanding, end-of-year	77,710	70,332	69,588

J.	Earnings Per Share

     The following table presents the reconciliation of the numerator and denominator for calculating earnings per share in accordance with the disclosure requirements of SFAS 128 as follows (in thousands, except per share data):

	For the Years Ended December 31,

	2002	2001	2000

Income applicable to common and common equivalent shares	$513	$28,006	$5,634
Add:
Series B and Series C Preferred Stock dividends	—	2,025	—

Adjusted income applicable to common and common equivalent shares	$513	$30,031	$5,634

Weighted average number of common shares outstanding	72,777	70,023	69,265
Add:
Shares assumed issued upon conversion of Series B and Series C Preferred Stock	—	9,509	—
Net effect of dilutive stock options and warrants	236	788	763

Adjusted weighted average number of common shares outstanding	73,013	80,320	70,028

Income applicable to common and common equivalent shares:
Basic	$0.01	$0.40	$0.08

Diluted	$0.01	$0.37	$0.08

     At December 31, 2002, 2001 and 2000 Newpark had dilutive stock options of 1,865,465, 4,578,000 and 3,158,000, respectively, which were assumed exercised using the treasury stock method. The resulting net effect of stock options was used in calculating diluted income per share for the periods ended December 31, 2002 and 2001. Options and warrants to purchase a total of 9,006,000 shares of common stock, at exercise prices ranging from $6.00 to $21.00 per share, were outstanding at December 31, 2002 but were not included in the computation of diluted income per share because they were antidilutive. Options and warrants to purchase a total of 5,938,000 shares of common stock, at exercise prices ranging from $8.40 to $21.00 per share, were outstanding at December 31, 2001 but were not included in the computation of diluted income per share because they were antidilutive. Options and warrants to purchase a total of 6,950,000 shares of common stock, at exercise prices ranging from $8.19 to $21.00 per share, were outstanding at December 31, 2000 but were not included in the computation of diluted income per share because they were antidilutive.

K.	Stock Option Plans

     At December 31, 2002, Newpark had three stock-based compensation plans, which are described below. Newpark applies Accounting Principles Board Opinion 25 (“APB 25”) and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Had compensation costs for Newpark’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board Statement No. 123, Newpark’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,

(In thousands, except per share data)	2002	2001	2000

Income (loss) applicable to common and common equivalent shares:
As reported	$513	$28,006	$5,634
Deduct stock based employee compensation expense determined under fair value based method for all awards, net of related taxes	(2,497)	(2,704)	(3,490)

Proforma	(1,984)	25,302	2,144
Earnings (loss) per share:
Basic As reported	0.01	0.40	0.08
Pro forma	(0.03)	0.36	0.03
Diluted As reported	0.01	0.37	0.08
Pro forma	(0.03)	0.34	0.03

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

	Year Ended December 31,

	2002	2001	2000

Risk free interest rate	2.9%	4.5%	4.6%
Expected years until exercise	4	4	4
Expected stock volatility	73.0%	73.6%	69.0%
Dividend yield	0%	0%	0%

     A summary of the status of Newpark’s stock option plans as of December 31, 2002, 2001 and 2000 and changes during the periods ending on those dates, is presented below:

	Years Ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	6,167,337	$7.33	5,676,919	$7.18	5,026,455	$7.46
Granted	1,251,000	6.58	1,266,000	7.44	1,409,500	5.94
Exercised	(398,799)	4.38	(360,223)	5.34	(309,642)	3.64
Expired or canceled	(755,324)	5.77	(415,359)	7.48	(449,394)	8.95

Outstanding at end of year	6,264,214	$7.41	6,167.337	$7.33	5,676,919	$7.18

Weighted-average fair value of options granted during the year		$3.71		$4.30		$3.25

     The following table summarizes information about all stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of		Weighted-Average	Weighted-		Weighted-
Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life (Years)	Exercise Price	Exercisable	Exercise Price

$2.90 to $5.13	1,653,343	4.07	$4.69	1,139,430	$4.94
$5.19 to $7.50	1,787,750	5.33	$7.10	492,191	$6.82
$7.60 to $8.31	1,416,983	2.72	$8.10	1,047,345	$8.22
$8.40 to $10.00	1,306,138	2.09	$9.88	1,255,274	$9.92
$12.11 to $21.00	100,000	5.51	$16.08	73,200	$17.53

	6,264,214	3.75	$7.41	4,007,440	$7.82

     The Amended and Restated Newpark Resources, Inc. 1988 Incentive Stock Option Plan (the “1988 Plan”) was adopted by the Board of Directors on June 22, 1988 and thereafter was approved by the stockholders. The 1988 Plan was amended several times and provided for approximately 4,000,000 shares to be issuable thereunder. Under the terms of the 1988 Plan, an option could not be granted for an exercise price less than the fair market value on the date of grant and could have a term of up to ten years. No future grants are available under the 1988 Plan.

     The 1993 Non-Employee Directors’ Stock Option Plan (the “1993 Non-Employee Directors’ Plan”) was adopted on September 1, 1993 by the Board of Directors and, thereafter, was approved by the stockholders in 1994. Non-employee directors are not eligible to participate in any other stock option or similar plans currently maintained by Newpark. The purpose of the 1993 Non-Employee Directors’ Plan is to promote an increased incentive and personal interest in the welfare of Newpark by those individuals who are primarily responsible for shaping the long-range plans of Newpark, to assist Newpark in attracting and retaining on the Board persons of exceptional competence and to provide additional incentives to serve as a director of Newpark.

     Prior to January 29, 1998, the 1993 Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”) provided that each non-employee director who was serving on the Board of Directors on September 1, 1993, and each new non-employee director who was first elected to the Board of Directors after September 1, 1993, would be granted a stock option to purchase, at an exercise price equal to the fair market value of the Common Stock on the date of grant, 63,000 shares of common stock. The Non-Employee Directors’ Plan also provided that each time a non-employee director had served on the Board for a period of five consecutive years, such director automatically would be granted a stock option to purchase 42,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on the date of grant. Effective January 29, 1998, the Non-Employee Directors’ Plan was amended to reduce the number of shares of Common Stock for which a stock option will be granted to each non-employee director who is first elected a director after that date from 63,000 shares to 10,000 shares of Common Stock. The Non-Employee Directors’ Plan also was amended to delete the provisions for the automatic grant of additional stock options at five-year intervals and to provide instead for automatic additional grants to each Non-Employee Director of stock options to purchase 10,000 shares of Common Stock on January 29, 1998, and each time the Non-Employee director is re-elected to the Board of Directors. These amendments were approved by the stockholders on May 13, 1998.

     On November 2, 1995, the Board of Directors adopted, and on June 12, 1996 the stockholders approved, the Newpark Resources, Inc. 1995 Incentive Stock Option Plan (the “1995 Plan”), pursuant to which the Compensation Committee may grant incentive stock options and nonstatutory stock options to designated employees of Newpark. Initially, a maximum of 2,100,000 shares of Common Stock were issuable under the 1995 Plan. This maximum number is subject to increase on the last business day of each fiscal year by a number equal to 1.25% of the number of shares of Common Stock issued and outstanding on the close of business on such date, subject to a maximum limit of 8 million shares. This reflects an increase in the limit that was approved by Newpark stockholders in June 2000. As of December 31, 2002, a total of 7,004,000 options shares were available for grant under the 1995 Plan and 5,783,000 options were outstanding, leaving 1,221,000 options available for granting.

L.	Deferred Compensation Plan

     In March 1997, Newpark established a Long-Term Stock and Cash Incentive Plan (the “Plan”). By policy, Newpark has limited participation in the Plan to certain key employees of companies acquired subsequent to inception of the Plan. The intent of the Plan is to increase the value of the stockholders’ investment in Newpark by improving Newpark’s performance and profitability and to retain, attract and motivate key employees who are not directors or officers of Newpark but whose judgment, initiative and efforts are expected to contribute to the continued success, growth and profitability of Newpark.

     Subject to the provisions of the Plan, a committee may (i) grant awards pursuant to the Plan, (ii) determine the number of shares of stock or the amount of cash or both subject to each award, (iii) determine the terms and conditions (which need not be identical) of each award, provided that stock will be issued without the payment of cash consideration other than an amount equal to the par value of the stock, (iv) establish and modify performance criteria for awards, and (v) make all of the determinations necessary or advisable with respect to awards under the Plan.

     Each award under the Plan will consist of a grant of shares of stock or an amount of cash (to be paid on a deferred basis) subject to a restriction period (after which the restrictions shall lapse), which shall mean a period commencing on the date the award is granted and ending on such date as the committee shall determine. The committee may provide for the lapse of restrictions in installments, for acceleration of the lapse of restrictions upon the satisfaction of such performance or other criteria or upon the occurrence of such events as the committee shall determine, and for the early expiration of the restriction period upon a participant’s death, disability, retirement at or after normal retirement age or the termination of the participant’s employment with Newpark by Newpark without cause.

     The maximum number of shares of common stock of Newpark that may be issued pursuant to the Plan is 676,909, subject to adjustment pursuant to certain provisions of the Plan. The maximum amount of cash that may be awarded pursuant to the Plan is $1,500,000, and each such amount may be increased by the Board of Directors. If shares of stock or the right to receive cash awarded or issued under the Plan are reacquired by Newpark due to forfeiture or for any other reason, these shares or right to receive cash will be cancelled and thereafter will again be available for purposes of the Plan. At December 31, 2002, 676,909 shares of common stock had been issued under the Plan and $1,418,000 had been awarded.

     The total cost associated with the stock portion of the Plan was $617,000 in 2002, $1,399,000 in 2001 and $2,180,000 in 2000.

M.	Supplemental Cash Flow Information

     Included in accounts payable and accrued liabilities at December 31, 2002, 2001 and 2000, were equipment purchases of $1,196,000, $867,000 and $1,019,000, respectively.

     During the year ended December 31, 2001, Newpark entered into capital leases for the acquisition of property, plant and equipment totaling $15,651,000.

     Interest of $12,148,000, $17,149,000 and $19,759,000, was paid in 2002, 2001 and 2000, respectively. Income taxes paid, net of refunds, totaled $460,000 in 2002, $1,465,000 in 2001 and $79,000 in 2000.

N.	Commitments and Contingencies

     Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters will not have a material adverse effect on Newpark’s consolidated financial statements.

     In the normal course of business, in conjunction with its insurance programs, Newpark has established letters of credit in favor of certain insurance companies in the amount of $1,250,000 at December 31, 2002 and 2001. At December 31, 2002 and 2001, Newpark had outstanding guaranty obligations totaling $752,000 and $3,510,000, respectively, in connection with facility closure bonds and other performance bonds issued by an insurance company.

     Since May 1988, Newpark has held the exclusive right to use a patented prefabricated wooden mat system with respect to the oil and gas exploration and production industry within the State of Louisiana. On June 20, 1994, Newpark entered into a new license agreement by which it obtained the exclusive right to use the same patented prefabricated mat system, without industry restriction, throughout the continental United States. The license agreement requires, among other things, that Newpark purchase a minimum of 5,000 mats annually through 2003. Newpark has met this annual mat purchase requirement since the inception of the agreement. Any purchases in excess of that level may be applied to future annual requirements. Newpark’s annual commitment to maintain the agreement in force, absent any reductions resulting from excess purchases, is currently estimated to be $3.7 million.

     Since July 1995, Newpark has held the exclusive worldwide right to use a patented composite mat system. Production of these mats did not commence until 1998. The license agreement requires, among other things, that Newpark purchase a minimum of 5,000 mats annually. Any purchases in excess of that level may be applied to future annual requirements. Newpark’s annual commitment to maintain the agreement in force, absent any reductions resulting from excess purchases, is currently estimated to be $3.5 million.

     Newpark has guaranteed certain debt obligations of LOMA through the issuance of a letter of credit in the amount of $9.8 million as of December 31, 2002. The guaranty is renewable annually and the amount is based on the outstanding balance of LOMA’s bonds.

     Newpark, along with its 51% joint venture partner, has issued a guaranty for certain debt obligations of the joint venture which supplies a portion of it’s wooden mats on a day rate leasing basis. This guaranty is joint and several and will remain outstanding for the term of the joint venture’s debt which presently matures in January of 2007. The amount of this guaranty as of December 31, 2002 was $8.8 million.

     Newpark leases various manufacturing facilities, warehouses, office space, machinery and equipment, including transportation equipment and composite and wooden mats, under operating leases with remaining terms ranging from one to 15 years, with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were $16.1 million in 2002 and 2001 and $14.0 million 2000.

     Future minimum payments under noncancellable operating leases, with initial or remaining terms in excess of one year are as follows (in thousands):

2003	$10,432
2004	9,203
2005	6,460
2006	4,842
2007	4,356
2008 and thereafter	7,990

$43,283

     Newpark is self-insured for health claims up to a certain policy limit. Claims in excess of $100,000 per incident and approximately $8 million in the aggregate per year are insured by third-party reinsurers. At December 31, 2002, Newpark had accrued a liability of $1.4 million for outstanding and incurred, but not reported, claims based on historical experience.

O.	Concentrations of Credit Risk

     Financial instruments which potentially subject Newpark to significant concentrations of credit risk consist principally of cash investments and trade accounts and notes receivable.

     Newpark maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout Newpark’s trade area and company policy is designed to limit exposure to any one institution. As part of Newpark’s investment strategy, Newpark performs periodic evaluations of the relative credit standing of these financial institutions.

     Concentrations of credit risk with respect to trade accounts and notes receivable are generally limited due to the large number of entities comprising Newpark’s customer base, and for notes receivable the required collateral. Newpark maintains an allowance for losses based upon the expected collectibility of accounts and notes receivable. Newpark does not believe it is dependent on any one customer. During the years ended December 31, 2002, 2001 and 2000 no one customer accounted for more than 10% of total sales. Export sales are not significant.

     As of December 31, 2002, Newpark holds a note receivable obtained in connection with the sale of its former marine repair operations. The note is included in other assets and is recorded at its estimated fair value of approximately $8.2 million, including $1.9 million of accrued interest, which approximates the amount at which it can be prepaid at the operator’s option during the term of the note. The face amount of the note is $8,534,000, and the note bears simple interest at 5.0% per annum, with interest and principal payable at September 30, 2003. The note is secured by a first lien on the assets sold as well as certain guarantees of the operator.

     In January 2001, the operator of these assets filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Laws. In June 2000, Newpark ceased to accrue interest on the outstanding balance of the note receivable because of the poor operating performance of the operator. In July 2001, Newpark resumed the interest accrual after indications that the operator would emerge from Chapter 11 proceedings. The operator converted a significant portion of its debt to equity, excluding the note owed to Newpark. This debt to equity conversion has reduced the operator’s current debt obligations and improved its financial position. Newpark believes that it will ultimately recover its recorded investment in the note, including accrued interest, based on its secured position and the estimated value of the collateral and the recent restructuring of the operator’s balance sheet.

     As of December 31, 2002 and 2001, Newpark had an investment in convertible, redeemable preferred stock of a company that owns patented thermal desorption technology. This preferred stock investment was included in other assets at December 31, 2002 and 2001. The preferred stock is convertible into common stock and is redeemable by the issuer. Dividends are payable quarterly on the preferred stock at the rate of prime plus 1.5%. The balance of the preferred stock was $2.9 million at December 31, 2002 and 2001. The balance of accrued but unpaid dividends was $226,000 and $188,000, at December 31, 2002 and 2001, respectively.

P.	Supplemental Selected Quarterly Financial Data (Unaudited)

	Quarter Ended

(In thousands, except per share amounts)	Mar 31	Jun 30	Sep 30	Dec 31

Fiscal Year 2002
Revenues	$75,110	$77,555	$79,406	$89,124
Operating income	5,293	3,313	4,718	5,732
Net income (loss)	521	(786)	31	747
Net income (loss) per share:
Basic	0.01	(0.01)	0.00	0.01
Diluted	0.01	(0.01)	0.00	0.01

Fiscal Year 2001
Revenues	$99,397	$108,331	$108,889	$91,988
Operating income	16,957	19,664	18,519	9,112
Net income	7,014	9,223	8,553	3,216
Net income per share:
Basic	0.10	0.13	0.12	0.05
Diluted	0.10	0.13	0.12	0.05

Q.	Segment and Related Information

     Newpark’s three business units have separate management teams and infrastructures that offer different products and services to a homogenous customer base. The business units form the three reportable segments of E&P Waste Disposal, Fluids Sales & Engineering and Mat & Integrated Services. Intersegment revenues are generally recorded at cost for items which are included in property, plant and equipment of the purchasing segment, and at standard markups for items which are included in cost of services provided or operating costs of the purchasing segment.

     E&P Waste Disposal: This segment provides disposal services for both oilfield exploration and production (“E&P”) waste and E&P waste contaminated with naturally occurring radioactive material. The primary method used for disposal is low pressure injection into environmentally secure geologic formations deep underground. The primary operations for this segment are in the Gulf Coast market and customers include major multinational and independent oil companies. This segment began operating its non-hazardous industrial waste disposal facility in 1999. Disposal of this type of waste could lead to an expansion of Newpark’s customer base and geographic service points for this segment.

     Fluids Sales & Engineering: This segment provides drilling fluids sales and engineering services and onsite drilling fluids processing services. The primary operations for this segment are in the Gulf Coast market. However, other markets served by this segment include Oklahoma, Canada, the Permian Basin and areas around the Mediterranean. Customers include major multinational, independent and national oil companies.

     Mat & Integrated Services: This segment provides prefabricated interlocking mat systems for constructing drilling and work sites. In addition, the segment provides fully-integrated onsite and offsite environmental services, including site assessment, pit design, construction and drilling waste management, and regulatory compliance services. The primary markets served include the Gulf Coast market and Canada. The principal customers are major independent and national oil companies. In addition, this segment provides temporary work site services to the pipeline, electrical utility and highway construction industries principally in the Southeastern portion of the United States.

     Summarized financial information concerning Newpark’s reportable segments for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

REVENUES (1)
E&P Waste Disposal	$51,240	$60,998	$56,176
Fluids Sales & Engineering	194,347	217,083	134,419
Mat & Integrated Services	76,332	131,757	78,661
Eliminations	(724)	(1,233)	(2,663)

Total Revenues	$321,195	$408,605	$266,593

(1) Segment revenues include the following intersegment transfers:
E&P Waste Disposal	$—	$—	$—
Fluids Sales & Engineering	76	160	318
Mat & Integrated Services	648	1,073	2,345

Total Intersegment Transfers	$724	$1,233	$2,663

DEPRECIATION AND AMORTIZATION, EXCLUDING GOODWILL AMORTIZATION:
E&P Waste Disposal	$3,407	$3,353	$3,084
Fluids Sales & Engineering	6,353	6,988	6,222
Mat & Integrated Services	12,033	12,157	9,233
Other	50	68	62

Depreciation and Amortization, Excluding Goodwill	$21,843	$22,566	$18,601

OPERATING INCOME:
E&P Waste Disposal	$8,111	$14,932	$17,254
Fluids Sales & Engineering	12,681	26,502	9,375
Mat & Integrated Services	3,587	32,849	16,948

Total Segment Operating Income	$24,379	$74,283	$43,577
General and administrative expenses	(5,323)	(5,170)	(3,042)
Goodwill amortization	—	(4,861)	(4,965)

Total Operating Income	$19,056	$64,252	$35,570

SEGMENT ASSETS
E&P Waste Disposal	$150,038	$157,269	$154,918
Fluids Sales & Engineering	239,400	211,333	183,060
Mat & Integrated Services	122,328	125,351	94,515
Other	31,601	28,535	74,950

Total Assets	$543,367	$522,488	$507,443

CAPITAL EXPENDITURES
E&P Waste Disposal	$1,189	$5,105	$7,853
Fluids Sales & Engineering	8,941	8,565	10,147
Mat & Integrated Services	3,549	15,443	17,251
Other	1,508	560	—

Total Capital Expenditures	$15,187	$29,673	$35,251

     The following table sets forth information about Newpark’s operations by geographic area (in thousands):

	Years Ended December 31,

	2002	2001	2000

REVENUE
Domestic	$268,034	$347,857	$234,190
International	53,161	60,748	32,403

Total Revenue	$321,195	$408,605	$266,593

OPERATING INCOME (LOSS)
Domestic	$19,229	$61,601	$35,253
International	(173)	2,651	317

Total Operating Income (Loss)	$19,056	$64,252	$35,570

ASSETS
Domestic	$478,204	$474,780	$460,848
International	64,052	47,708	46,595

Total Assets	$542,256	$522,488	$507,443

R.	Condensed Consolidating Financial Information

     On December 17, 1997 Newpark issued $125 million of unsecured Senior Subordinated Notes (the “Notes”), which mature on December 15, 2007. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the Credit Facility. Each guarantee also ranks pari passu with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. The net proceeds from the issuance of the Notes were used by Newpark to repay all outstanding revolving indebtedness and for general corporate purposes, including working capital, capital expenditures and acquisitions of businesses.

     The following condensed consolidating balance sheet as of December 31, 2002 and the related condensed consolidating statements of income and cash flows for the year ended December 31, 2002 should be read in conjunction with the notes to these consolidated financial statements (in thousands):

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CONDENSED CONSOLIDATING BALANCE SHEET
Current assets:
Cash and cash equivalents	$472	$242	$2,011	$—	$2,725
Accounts receivable, net	—	76,256	24,520	(3,119)	97,657
Inventories	—	46,833	8,640	—	55,473
Other current assets	5,737	19,367	3,076	(3,740)	24,440

Total current assets	6,209	142,698	38,247	(6,859)	180,295
Investment in subsidiaries	415,202	—	—	(415,202)	—
Property and equipment, net	11,283	186,598	6,822	—	204,703
Goodwill	—	95,114	15,613	—	110,727
Identifiable intangibles, net	—	13,309	2,477	—	15,786
Other assets, net	39,529	4,256	893	(13,933)	30,745

Total assets	$472,223	$441,975	$64,052	$(435,994)	$542,256

Current liabilities:
Foreign bank lines of credit	$—	$—	$6,621	$—	$6,621
Current portion of long-term debt	—	3,097	161	—	3,258
Accounts payable	444	23,494	14,749	(3,119)	35,568
Accrued liabilities	3,690	12,920	4,304	(2,500)	18,414

Total current liabilities	4,134	39,511	25,835	(5,619)	63,861
Long-term debt	162,500	5,318	14,223	(9,992)	172,049
Other liabilities	166	2,100	3,838	(5,181)	923
Preferred stock	41,875	—	—	—	41,875
Common stock	777	2,677	7,777	(10,454)	777
Paid in capital	376,278	416,875	27,502	(444,377)	376,278
Unearned restricted stock	(281)	—	—	—	(281)
Cumulative translation adjustment	(864)	—	(864)	(864)	(864)
Retained deficit	(112,362)	(24,506)	(14,259)	38,765	(112,362)

Total stockholders’ equity	305,423	395,046	20,156	(415,202)	305,423

Total liabilities and equity	$472,223	$441,975	$64,052	$(435,994)	$542,256

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Revenue	$—	$271,949	$49,970	$(724)	$321,195
Cost of services provided	—	178,200	30,319	(724)	207,795
Operating costs	—	69,099	19,922	—	89,021

	—	247,299	50,241	(724)	296,816
General and administrative expense	5,323	—	—	—	5,323

Operating income	(5,323)	24,650	(271)	—	19,056
(loss) Other (income) expense	(1,707)	(238)	(329)	1,363	(911)
Interest expense	11,028	959	1,662	(1,363)	12,286

Income (loss) before	(14,644)	23,929	(1,604)	—	7,681
income taxes Income taxes (benefit)	(7,161)	9,889	(777)	—	3,060
Equity in earnings of subsidiaries	13,213	—	—	(13,213)	—

Net income	$4,621	$14,040	$(827)	$(13,213)	$4,621

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Net cash provided by operating activities	$(14,994)	$28,384	$(2,022)	$—	$11,368
Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(1,508)	(11,341)	(1,806)	—	(14,655)
Investments		15,515	(23,026)	7,511	—
Acquisitions, net of cash acquired	—	—	(4,774)	—	(4,774)
Payments received on notes receivable	—	2,180	—	—	2,180

	14,007	(32,187)	931	—	(17,249)
Net cash provided by (used in) financing activities:
Net payments on lines of credit, notes payable and long-term debt	(2,215)	(2,826)	2,611	—	(2,430)
Proceeds from common stock issue	16,300	—	—	—	16,300
Repurchase of preferred stock	(15,000)	—	—	—	(15,000)
Other	2,232	—	—	—	2,232

	1,317	(2,826)	2,611	—	1,102

Net increase (decrease) in cash and cash equivalents	330	(6,629)	1,520	—	(4,779)
Cash and cash equivalents:
Beginning of period	142	6,871	491	—	7,504

Ending of period	$472	$242	$2,011	$—	$2,725

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     On June 27, 2002, we dismissed Arthur Anderson LLP as our independent auditors and engaged Ernst & Young LLP to serve as our independent auditors for the fiscal year ending December 31, 2002, as previously disclosed on Form 8-K dated July 2, 2002.

PART III

ITEM 10.	Directors and Officers of the Registrant

     The information required by this Item is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with our 2003 Annual Meeting of Stockholders.

ITEM 11.	Executive Compensation

     The information required by this Item is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with our 2003 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with our 2003 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with our 2003 Annual Meeting of Stockholders.

ITEM 14.	Controls and Procedures

     Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this annual report on Form 10-K. Based on their evaluation, they have concluded that our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to Newpark (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements

Report of Independent Auditors

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted

	3.	Exhibits

	3.1	Restated Certificate of Incorporation.(6)

	3.2	Bylaws.(1)

	4.1	Indenture, dated as of December 17, 1997, among the registrant, each of the Guarantors identified therein and State Street Bank and Trust Company, as Trustee.(2)

	4.2	Form of the Newpark Resources, Inc. 8 5/8% Senior Subordinated Notes due 2007, Series B.(2)

	4.3	Form of Guarantees of the Newpark Resources, Inc. 8 5/8 % Senior Subordinated Notes due 2007. (2)

	10.1	Employment Agreement, dated as of October 23, 1990, between the registrant and James D. Cole.(1)*

	10.2	Lease Agreement, dated as of May 17, 1990, by and between Harold F. Bean Jr. and Newpark Environmental Services, Inc. (“NESI”).(1)

	10.3	Lease Agreement, dated as of July 29, 1994, by and between Harold F. Bean Jr. and NESI.(3)

	10.4	Building Lease Agreement, dated April 10, 1992, between the registrant and The Traveler’s Insurance Company.(4)

	10.5	Building Lease Agreement, dated May 14, 1992, between State Farm Life Insurance Company, and SOLOCO, Inc.(4)

	10.6	Operating Agreement, dated June 30, 1993, between Goldrus Environmental Services, Inc. and NESI.(3)

10.7	Amended and Restated 1993 Non-Employee Directors’ Stock Option Plan.(6)*

10.8	1995 Incentive Stock Option Plan.(5)*

10.9	Exclusive License Agreement, dated June 20, 1994, between SOLOCO, Inc. and Quality Mat Company.(3)

10.10	Settlement of Arbitration and Release, dated July 22, 1998, among the registrant and U.S. Liquids, Inc.(6)

10.11	Payment Agreement, dated December 31, 1998, among the registrant, Newpark Environmental Services, Inc. and U.S. Liquids, Inc.(6)

10.12	Option Agreement, dated December 31, 1998, among the registrant, Newpark Environmental Services, Inc. and U.S. Liquids, Inc.(6)

10.13	Noncompetition Agreement of September 16, 1998, among the registrant and U.S. Liquids, Inc.(6)

10.14	Operating Agreement of The Loma Company L.L.C.(6)

10.15	Alliance Agreement, dated as of February 3, 2000, among Tuboscope Inc., Tuboscope Vetco International, Inc., the registrant, Newpark Drilling Fluids, L.L.C., and Newpark Environmental Services, L.L.C.(7)

10.16	Newpark Resources, Inc. 1999 Employee Stock Purchase Plan.(7)*

10.17	Agreement, dated May 30, 2000, between the registrant and Fletcher International Ltd., a Bermuda company.(8)

10.18	Agreement, dated December 28, 2000, between the registrant and Fletcher International Limited, a Cayman Islands company. (9)

10.19	Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, NA, Credit Lyonnaise, Royal Bank of Canada, Hibernia National Bank, Comerica Bank and Whitney National Bank as lenders (the “Lenders”).(10)

10.20	Amended and Restated Guaranty, dated January 31, 2002, among the registrant’s subsidiaries named therein, as guarantors, and the Lenders.(10)

10.21	Amended and Restated Security Agreement, dated January 31, 2002, among the registrant and the subsidiaries of the registrant named therein, as grantors, and the Lenders.(10)

10.22	Amended and Restated Stock Pledge Agreement, dated January 31, 2002, among the registrant, as borrower, and the Lenders.(10)

10.23	Second Amendment dated as of July 31, 2002 to Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, N.A., Credit Lyonnaise, Royal Bank of Canada, Hibernia National Bank, Comerica Bank and Whitney National Bank as lenders. (11)

10.24	Third Amendment dated as of October 31, 2002 to Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, N.A., Credit Lyonnaise, Royal Bank of Canada, Hibernia National Bank, Comerica Bank and Whitney National Bank as lenders.(12)

21.1	Subsidiaries of the Registrant†

23.1	Consent of Ernst & Young LLP†

23.2	Notice regarding consent of Arthur Andersen LLP†

24.1	Powers of Attorney†

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 C of the Sarbanes-Oxley Act of 2002†

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 C of the Sarbanes-Oxley Act of 2002†

†	Filed herewith.

*	Management Compensation Plan or Agreement.

(1)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-1 (File No. 33-40716).

(2)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-4 (File No. 333-45197).

(3)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(4)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-8 (File No. 33-83680).

(5)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(6)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(7)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated June 1, 2000.

(9)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated December 28, 2000, which was filed on January 4, 2001.

(10)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Previously filed in the exhibits to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(12)	Previously filed in the exhibits to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(b)	Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:      March 21, 2003

NEWPARK RESOURCES, INC

By: /s/ James D. Cole

James D. Cole, Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James D. Cole James D. Cole	Chairman of the Board and Chief Executive Officer	March 21, 2003

/s/ Matthew W. Hardey Matthew W. Hardey	Vice President of Finance and Chief Financial Officer	March 21, 2003

/s/ Eric M. Wingerter Eric M. Wingerter	Vice President and Controller (Principal Accounting Officer)	March 21, 2003

/s/ Wm. Thomas Ballantine Wm. Thomas Ballantine	President and Director	March 21, 2003

/s/ Jerry W. Box Jerry W. Box*	Director	March 21, 2003

/s/ David P. Hunt David P. Hunt*	Director	March 21, 2003

/s/ Dr. Alan Kaufman Dr. Alan Kaufman*	Director	March 21, 2003

/s/ James H. Stone James H. Stone*	Director	March 21, 2003

/s/ Roger C. Stull Roger C. Stull*	Director	March 21, 2003

/s/ F. Walker Tucei, Jr. F. Walker Tucei, Jr.*	Director	March 21, 2003

By /s/ James D. Cole *James D. Cole Attorney-in-Fact

CERTIFICATIONS

I, James D. Cole, certify that:

1.          I have reviewed this annual report on Form 10-K of Newpark Resources, Inc.;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

              (b)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

              (c)         Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

              (a)         All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

              (b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	By:	/s/ James D. Cole

James D. Cole, Chairman and Chief Executive Officer

I, Matthew W. Hardey, certify that:

1.          I have reviewed this annual report on Form 10-K of Newpark Resources, Inc.;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

              (b)          Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

              (c)          Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

              (a)         All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

              (b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	By:	/s/ Matthew W. Hardey

Matthew W. Hardey, Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation.(6)

3.2	Bylaws.(1)

4.1	Indenture, dated as of December 17, 1997, among the registrant, each of the Guarantors identified therein and State Street Bank and Trust Company, as Trustee.(2)

4.2	Form of the Newpark Resources, Inc. 8 5/8% Senior Subordinated Notes due 2007, Series B.(2)

4.3	Form of Guarantees of the Newpark Resources, Inc. 8 5/8 % Senior Subordinated Notes due 2007. (2)

10.1	Employment Agreement, dated as of October 23, 1990, between the registrant and James D. Cole.(1)*

10.2	Lease Agreement, dated as of May 17, 1990, by and between Harold F. Bean Jr. and Newpark Environmental Services, Inc. (“NESI”).(1)

10.3	Lease Agreement, dated as of July 29, 1994, by and between Harold F. Bean Jr. and NESI.(3)

10.4	Building Lease Agreement, dated April 10, 1992, between the registrant and The Traveler’s Insurance Company.(4)

10.5	Building Lease Agreement, dated May 14, 1992, between State Farm Life Insurance Company, and SOLOCO, Inc.(4)

10.6	Operating Agreement, dated June 30, 1993, between Goldrus Environmental Services, Inc. and NESI.(3)

10.7	Amended and Restated 1993 Non-Employee Directors’ Stock Option Plan.(6)*

10.8	1995 Incentive Stock Option Plan.(5)*

10.9	Exclusive License Agreement, dated June 20, 1994, between SOLOCO, Inc. and Quality Mat Company.(3)

10.10	Settlement of Arbitration and Release, dated July 22, 1998, among the registrant and U.S. Liquids, Inc.(6)

10.11	Payment Agreement, dated December 31, 1998, among the registrant, Newpark Environmental Services, Inc. and U.S. Liquids, Inc.(6)

10.12	Option Agreement, dated December 31, 1998, among the registrant, Newpark Environmental Services, Inc. and U.S. Liquids, Inc.(6)

10.13	Noncompetition Agreement of September 16, 1998, among the registrant and U.S. Liquids, Inc.(6)

10.14	Operating Agreement of The Loma Company L.L.C.(6)

10.15	Alliance Agreement, dated as of February 3, 2000, among Tuboscope Inc., Tuboscope Vetco International, Inc., the registrant, Newpark Drilling Fluids, L.L.C., and Newpark Environmental Services, L.L.C.(7)

10.16	Newpark Resources, Inc. 1999 Employee Stock Purchase Plan.(7)*

10.17	Agreement, dated May 30, 2000, between the registrant and Fletcher International Ltd., a Bermuda company.(8)

10.18	Agreement, dated December 28, 2000, between the registrant and Fletcher International Limited, a Cayman Islands company. (9)

10.19	Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, NA, Credit Lyonnaise, Royal Bank of Canada, Hibernia National Bank, Comerica Bank and Whitney National Bank as lenders (the “Lenders”).(10)

10.20	Amended and Restated Guaranty, dated January 31, 2002, among the registrant’s subsidiaries named therein, as guarantors, and the Lenders.(10)

10.21	Amended and Restated Security Agreement, dated January 31, 2002, among the registrant and the subsidiaries of the registrant named therein, as grantors, and the Lenders.(10)

10.22	Amended and Restated Stock Pledge Agreement, dated January 31, 2002, among the registrant, as borrower, and the Lenders.(10)

10.23	Second Amendment dated as of July 31, 2002 to Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, N.A., Credit Lyonnaise, Royal Bank of Canada, Hibernia National Bank, Comerica Bank and Whitney National Bank as lenders. (11)

10.24	Third Amendment dated as of October 31, 2002 to Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, N.A., Credit Lyonnaise, Royal Bank of Canada, Hibernia National Bank, Comerica Bank and Whitney National Bank as lenders. (12)

21.1	Subsidiaries of the Registrant†

23.1	Consent of Ernst & Young LLP†

23.2	Notice regarding consent of Arthur Andersen LLP†

24.1	Powers of Attorney†

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 C of the Sarbanes-Oxley Act of 2002†

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 C of the Sarbanes-Oxley Act of 2002†

†	Filed herewith.

*	Management Compensation Plan or Agreement.

(1)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-1 (File No. 33-40716).

(2)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-4 (File No. 333-45197).

(3)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(4)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-8 (File No. 33-83680).

(5)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(6)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(7)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated June 1, 2000.

(9)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated December 28, 2000, which was filed on January 4, 2001.

(10)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Previously filed in the exhibits to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(12)	Previously filed in the exhibits to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(b)	Reports on Form 8-K

               No reports on Form 8-K were filed during the last quarter of the period covered by this report.