Form 10-Q
period 2003-03-31
NEWPARK RESOURCES INC
filed 2003-05-12
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003	Commission File No. 1-2960

Newpark Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1123385 (I.R.S. Employer Identification No.)

3850 N. Causeway, Suite 1770 Metairie, Louisiana (Address of principal executive offices)	70002 (Zip Code)

(504) 838-8222
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ✓       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ✓       No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, $0.01 par value: 77,813,458 shares at May 5, 2003.

NEWPARK RESOURCES, INC.
INDEX TO FORM 10-Q
FOR THE THREE MONTH PERIOD ENDED
March 31, 2003

Item		Page
Number	Description	Number

	PART I

1	Unaudited Consolidated Financial Statements:
	Balance Sheets as of March 31, 2003 and December 31, 2002	3
	Statements of Income for the Three Month Periods Ended March 31, 2003 and 2002	4
	Statements of Comprehensive Income for the Three Month Periods Ended March 31, 2003 and 2002	5
	Statements of Cash Flows for the Three Month Periods Ended March 31, 2003 and 2002	6
	Notes to Unaudited Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
3	Quantitative and Qualitative Disclosures about Market Risk	24
4	Controls and Procedures	24

	PART II

5	Other Information	28
6	Exhibits and Reports on Form 8-K	28
	Signatures	30
	Section 302 Certificates	31

Newpark Resources, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$7,486	$2,725
Trade accounts receivable, less allowance of $2,128 in 2003 and $2,102 in 2002	99,134	97,657
Notes and other receivables	3,943	3,307
Inventories	69,040	55,473
Deferred tax asset	14,284	11,094
Prepaid expenses and other current assets	10,771	10,039

Total current assets	204,658	180,295
Property, plant and equipment, at cost, net of accumulated depreciation	207,705	204,703
Goodwill	111,727	110,727
Deferred tax asset	6,056	8,950
Other intangible assets, net of accumulated amortization	15,667	15,786
Other assets	23,155	21,795

	$568,968	$542,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Foreign bank lines of credit	$7,442	$6,621
Current maturities of long-term debt	2,998	3,258
Accounts payable	42,891	35,568
Accrued liabilities	24,592	18,414

Total current liabilities	77,923	63,861
Long-term debt, less current portion	180,259	172,049
Other non-current liabilities	1,588	923
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized, 167,500 shares outstanding	41,875	41,875
Common Stock, $.01 par value, 100,000,000 shares authorized, 77,813,458 and 77,710,192 shares outstanding at March 31, 2003 and December 31, 2002, respectively	778	777
Paid-in capital	376,731	376,278
Unearned restricted stock compensation	(236)	(281)
Accumulated other comprehensive income	1,188	(864)
Retained deficit	(111,138)	(112,362)

Total stockholders’ equity	309,198	305,423

	$568,968	$542,256

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Income
For the Three Month Periods Ended March 31,
(Unaudited)

(In thousands, except per share data)	2003	2002

Revenues	$90,577	$75,110
Operating costs and expenses:
Cost of services provided	58,021	48,646
Operating costs	25,480	19,654

	83,501	68,300
General and administrative expenses	1,195	1,517

Operating income	5,881	5,293
Foreign currency exchange (gain) loss	(277)	4
Interest income	(325)	(171)
Interest expense	3,792	3,122

Income before income taxes	2,691	2,338
Provision for income taxes	996	842

Net income	1,695	1,496
Less:
Preferred stock dividends and accretion	471	975

Net income applicable to common and common equivalent shares	$1,224	$521

Basic and diluted income per common and common equivalent shares	$0.02	$0.01

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income
For the Three Month Periods Ended March 31,
(Unaudited)

(In thousands)	2003	2002

Net income	$1,695	$1,496
Other comprehensive income (loss):
Foreign currency translation adjustments	2,052	19

Comprehensive income	$3,747	$1,515

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 31,
(Unaudited)

(In thousands)	2003	2002

Cash flows from operating activities:
Net income	$1,695	$1,496
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,290	6,076
Provision (benefit) for deferred income taxes	(113)	842
Gain on sale of assets	(306)	(956)
Change in assets and liabilities:
Decrease (increase) in accounts and notes receivable	(3,447)	10,020
Decrease (increase) in inventories	(13,567)	(397)
Increase in other assets	(1,386)	(1,640)
Increase (decrease) in accounts payable	6,841	(3,820)
Increase (decrease) in accrued liabilities and other	6,823	1,606

Net cash provided by operating activities	1,830	13,227

Cash flows from investing activities:
Capital expenditures	(6,556)	(3,089)
Proceeds from sale of property, plant and equipment	352	1,446
Payments received on notes receivable	364	674

Net cash used in investing activities	(5,840)	(969)

Cash flows from financing activities:
Net borrowings (payments) on lines of credit	9,821	(14,199)
Principal payments on notes payable and long-term debt	(1,050)	(906)
Proceeds from exercise of stock options and ESPP	—	839

Net cash provided by (used in) financing activities	8,771	(14,266)

Net increase (decrease) in cash and cash equivalents	4,761	(2,008)
Cash and cash equivalents at beginning of year	2,725	7,504

Cash and cash equivalents at end of year	$7,486	$5,496

See Accompanying Notes to Unaudited Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Interim Financial Statements

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. (“Newpark”) as of March 31, 2003, and the results of its operations and its cash flows for the three month periods ended March 31, 2003 and 2002. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 2002 audited financial statements and related notes filed on Form 10-K. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

Note 2 — Earnings Per Share

     The following table presents the reconciliation of the numerator and denominator for calculating income per share in accordance with the disclosure requirements of Statement of Financial Accounting Standards (“FAS”) 128 (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

Income applicable to common and common equivalent shares	$1,224	$521

Weighted average number of common shares outstanding	77,733	70,490
Add:
Net effect of dilutive stock options and warrants	59	451

Adjusted weighted average number of common shares outstanding	77,792	70,941

Basic and diluted income applicable to common and common equivalent shares	$.02	$.01

     Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2003 and 2002, Newpark had dilutive stock options and warrants of approximately 474,000 shares and 2.3 million shares, respectively, which were assumed exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods.

     Options and warrants to purchase a total of approximately 10.4 million shares and 8.3 million shares of common stock were outstanding during the three months ended March 31, 2003 and 2002, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.

     The net effect of the assumed conversion of the Series A Preferred Stock was excluded from the computation of diluted income per share for the quarter ended March 31, 2002 because the effect would be anti-dilutive. The net effects of the assumed conversion of the Series B and Series C Preferred Stock have been excluded from the computation of diluted income per share for all periods presented because the effects would be anti-dilutive.

Note 3 — Stock-Based Compensation

     In December 2002, FAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” was issued by the Financial Accounting Standards Board (“FASB”) and amends FAS 123, “Accounting for Stock-Based Compensation.” FAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Additionally, FAS 148 amends Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

     Newpark elected to continue to apply APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Had compensation costs for Newpark’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, Newpark’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
(In thousands, except per share data)	March 31,

	2003	2002

Income applicable to common and common equivalent shares:
As reported	$1,224	$521
Deduct stock based employee compensation expense determined under fair value based method for all awards, net of related taxes	(521)	(620)

Proforma	$703	$(99)

Net income per share:
Basic:
As reported	$.02	$.01

Proforma	$.01	$.00

Diluted:
As reported	$.02	$.01

Proforma	$.01	$.00

Note 4 — Accounts and Notes Receivable

     Included in trade accounts receivable at March 31, 2003 and December 31, 2002 are (in thousands):

	March 31,	December 31,
	2003	2002

Trade receivables	$89,056	$88,951
Unbilled revenues	12,206	10,808

Gross trade receivables	101,262	99,759
Allowance for doubtful accounts	(2,128)	(2,102)

Net trade receivables	$99,134	$97,657

Note 5 — Inventories

     Newpark’s inventories consisted of the following items at March 31, 2003 and December 31, 2002 (in thousands):

	March 31,	December 31,
	2003	2002

Composite mats	$19,362	$17,039
Drilling fluids raw material and components	46,823	34,108
Logs	1,412	3,040
Supplies	407	354
Other	1,036	932

Total	$69,040	$55,473

     The first quarter increase in drilling fluids raw materials and components is principally associated with the purchase, at a discount to the market, of previously consigned barite inventory from a supplier exiting the business. This investment is expected to be recaptured from operations during the next six to eight months.

Note 6 — Long-Term Debt

     As of March 31, 2003, Newpark had outstanding $125 million of unsecured senior subordinated notes (the “Notes”) which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on June 15 and December 15.

     In November 2001, Newpark entered into an interest-rate swap instrument, effectively converting the Notes to a floating rate for a two year period. The swap arrangement originally expired in December 2003, but was terminated in July 2002. Newpark had designated this instrument as an ineffective fair value hedge. Accordingly, changes in the instrument’s fair value were to be recognized currently in earnings. The net change in the fair value of the instrument was $207,000 for the quarter ended March 31, 2002, and this amount was recognized as an increase in interest expense for the period.

     As of March 31, 2003, Newpark also maintained a $100.0 million bank credit facility, including up to $25.0 million in standby letters of credit, in the form of a revolving line of credit commitment, which expires February 27, 2005. At March 31, 2003, $15.8 million in letters of credit were issued and outstanding under the facility and $46.5 million was outstanding under the revolving facility, leaving $37.7 million of availability under this facility at that date. The facility bears interest at either a specified prime rate (4.25% at March 31, 2003) or the LIBOR rate (1.29% at March 31, 2003), in each case plus a spread determined quarterly based on the ratio of Newpark’s funded debt to cash flow. The weighted average interest rates on the outstanding balance under the credit facility for the first three months of 2003 and 2002 were 6.09% and 4.25%, respectively.

     The credit facility contains certain financial covenants. As of March 31, 2003, Newpark was in compliance with all the covenants contained in the credit facility.

Note 7 — New Accounting Standards

     In June 2001, the FASB issued FAS 143, “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002. FAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The principal retirement obligations of Newpark consist of expected costs of site restoration and other cleanup costs at leased facilities for all of our business units and costs to plug and abandon wells at our disposal facilities owned or leased by our E&P waste disposal segment. Newpark anticipates that the majority of the costs related to asset retirement obligations will be incurred between the years 2022 and 2052. Based on Newpark’s current business plans, no material expenditures for asset retirement obligations are expected prior to 2012.

     Newpark adopted FAS 143 on January 1, 2003, at which time a liability of $343,000 was recorded as a component of other non-current liabilities, representing the fair value of the expected future liability for asset retirement obligations at the date of adoption. In addition, upon adoption, net assets of $184,000 were recorded, reflecting the unamortized value of the net assets that would have been recorded at the time the obligations originated, less accumulated depreciation from that date to the date of adoption. The gross difference between the net liability and net assets as of the date of adoption was $159,000 and has been recorded as a component of operating expenses. This amount was considered immaterial and was not disclosed as a cumulative effect of accounting change.

     Newpark adopted the reporting requirements of FAS 148 in the first quarter of 2003 (See Note 3).

     In January 2003, the FASB issued Financial Interpretation Number (“FIN”) 46 “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 were effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003.

     Management is currently assessing the impact of FIN 46 and does not expect this interpretation to have a material impact on the Consolidated Financial Statements.

Note 8 — Segment Data

     Summarized financial information concerning Newpark’s reportable segments is shown in the following table (dollars in thousands):

	Three Months Ended
	March 31,		Increase/(Decrease)

	2003	2002	$	%

Revenues by segment:
E&P waste disposal	$13,165	$11,064	$2,101	19%
Fluids sales & engineering	53,929	42,079	11,850	28
Mat & integrated services	23,483	21,967	1,516	7

Total revenues	$90,577	$75,110	$15,467	21%

Operating income by segment:
E&P waste disposal	$2,609	$554	$2,055	371%
Fluids sales & engineering	2,813	4,004	(1,191)	(30)
Mat & integrated services	1,654	2,252	(598)	(27)

Total by segment	$7,076	$6,810	$266	4
General and administrative expenses	1,195	1,517	(322)	(21)

Total operating income	$5,881	$5,293	$588	11%

The amounts above are shown net of intersegment transfers.

Note 9 — Condensed Consolidating Financial Information

     The Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of Newpark. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under Newpark’s credit facility. Each guarantee also ranks pari passu with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. The net proceeds from the issuance of the Notes were used by Newpark to repay outstanding revolving indebtedness and for general corporate purposes, including working capital, capital expenditures and acquisitions of businesses.

     The following condensed consolidating balance sheet as of March 31, 2003 and the related condensed consolidating statements of income and cash flows for the three months ended March 31, 2003 should be read in conjunction with the notes to these consolidated financial statements (in thousands). Comparable condensed consolidating financial statements as of March 31, 2002 have not been presented because the non-guarantor balances were not material. The acquisition of AVA in May 2002 resulted in the non-guarantor balances becoming material to warrant disclosure of this information.

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CONDENSED CONSOLIDATING BALANCE SHEET
Current assets:
Cash and cash equivalents	$97	$3,291	$4,098	$—	$7,486
Accounts receivable, net	—	75,455	26,869	(3,190)	99,134
Inventories	—	57,115	11,925	—	69,040
Other current assets	5,556	24,082	1,860	(2,500)	28,998

Total current assets	5,653	159,943	44,752	(5,690)	204,658
Investment in subsidiaries	440,318	—	—	(440,318)	—
Property and equipment, net	4,593	195,868	7,244	—	207,705
Goodwill	—	95,114	16,613	—	111,727
Other intangibles, net	—	13,026	2,641	—	15,667
Other assets, net	39,481	2,333	1,329	(13,932)	29,211

Total assets	$490,045	$466,284	$72,579	$(459,940)	$568,968

Current liabilities:
Foreign bank lines of credit	$—	$—	$7,442	$—	$7,442
Current maturities of long-term debt	—	2,941	57	—	2,998
Accounts payable	1,642	26,391	18,048	(3,190)	42,891
Accrued liabilities	7,245	13,494	6,353	(2,500)	24,592

Total current liabilities	8,887	42,826	31,900	(5,690)	77,923

Long-term debt	171,500	8,389	14,302	(13,932)	180,259
Other non-current liabilities	460	1,384	3,409	(3,665)	1,588
Stockholders’ Equity:
Preferred stock	41,875	—	—	—	41,875
Common stock	778	2,677	7,777	(10,454)	778
Paid in capital	376,731	431,714	25,706	(457,420)	376,731
Unearned restricted stock	(236)	—	—	—	(236)
Accumulated comprehensive income	1,188	—	1,188	(1,188)	1,188
Retained deficit	(111,138)	(20,706)	(11,703)	32,409	(111,138)

Total stockholders’ equity	309,198	413,685	22,968	(436,653)	309,198

Total liabilities and equity	$490,045	$466,284	$72,579	$(459,940)	$568,968

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Revenue	$—	$71,121	$19,590	$(134)	$90,577
Cost of services provided	—	47,366	10,789	(134)	58,021
Operating costs	—	18,310	7,170	—	25,480

	—	65,676	17,959	(134)	83,501

General and administrative expense	1,195	—	—	—	1,195

Operating income (loss)	(1,195)	5,445	1,631	—	5,881
Other (income) expense	(120)	(142)	(340)	—	(602)
Interest expense	3,490	217	85	—	3,792

Income (loss) before income taxes	(4,565)	5,370	1,886	—	2,691
Income taxes (benefit)	(1,840)	1,987	849	—	996
Equity in earnings of subsidiaries	4,420	—	—	(4,420)	—

Net income	$1,695	$3,383	$1,037	$(4,420)	$1,695

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Net cash provided by operating activities	$(3,486)	$5,576	$(260)	$—	$1,830
Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(701)	(5,014)	(489)	—	(6,204)
Investments	(5,188)	3,173	2,015	—	—
Payments received on notes receivable	—	364	—	—	364

	(5,889)	(1,477)	1,526	—	(5,840)

Net cash provided by (used in) financing activities:
Net borrowings (payments on) lines of credit, notes payable and long-term debt	9,000	(1,050)	821	—	8,771

	9,000	(1,050)	821	—	8,771

Net increase (decrease) in cash and cash equivalents	(375)	3,049	2,087	—	4,761
Cash and cash equivalents:
Beginning of period	472	242	2,011	—	2,725

Ending of period	$97	$3,291	$4,098	$—	$7,486

Note 10 — Subsequent Events

     On April 29, 2003, Newpark executed an amendment to its note receivable obtained in connection with the sale of its former marine repair operations. The amendment, among other provisions, extends the maturity date of the note from September 30, 2003 to

September 30, 2005 and extends the period under which the debtor can pay the note in full at a reduced principal amount, including accrued interest until September 30, 2005. Under the revised terms, in the event of payment prior to the amended maturity date, interest will accrue on the reduced principal note at the rate of 5% through March 31, 2003 and at the rate of 10% thereafter. In addition, the amendment stipulates certain performance based measures that if achieved would require the operator to make scheduled principal and interest payments during the remaining term of the note. The note continues to be secured by a first lien on the assets sold by Newpark as well as certain guarantees of the operator. Newpark believes that it will ultimately recover its recorded investment in the note, including accrued interest, based on its secured position and the estimated value of the collateral. However, given the current operating performance of the operator, Newpark has elected to cease the accrual of interest on the note effective January 1, 2003. As of March 31, 2003 the recorded balance of the note included in other long-term assets is approximately $8.2 million, consisting of the reduced principal balance of $6.3 million and interest accrued on the reduced principal balance at the stated rate of 5% through December 31, 2002 of approximately $1.9 million.

     On May 6, 2003, the holder of Series C preferred stock provided notice that it would be converting its remaining 47,500 shares of Series C preferred stock. The stated value of these shares is $11,875,000 and will be converted into 2,776,683 shares of Newpark common stock at a conversion price of $4.3125 per share, giving effect to accrued and unpaid dividends on the 47,500 shares of Series C Preferred Stock through and including May 6, 2003.

Note 11 — Legal and Other Matters

     Newpark, through a consolidated subsidiary, purchases composite mats from the Loma Company, LLC (“Loma”), which manufactures the mats under an exclusive license granted by OLS Consulting Services, Inc. (“OLS”). Newpark, through a separate consolidated subsidiary, owns 49% of Loma and OLS holds the remaining 51% interest. OLS has granted Newpark an exclusive license to use and sell these mats.

     Newpark also purchase mats, other than the composite mats, from other suppliers. Recently, Newpark designed and has applied for a patent on a lightweight injection molded mat, called the Bravo Mat™, which is substantially smaller than and differs in other material respects from the mats manufactured by Loma. In the first quarter of 2003, Newpark manufactured a prototype production run of Bravo Mats™, and sold 4,200 of the prototype units to a single customer.

     Loma and OLS have taken the position that the Bravo Mats™ are covered by the exclusive license agreement, and that Newpark’s manufacturing of even a limited quantity of Bravo Mats™ is a material breach of the exclusive license agreement. Loma and OLS have threatened to terminate Newpark’s exclusive license. Loma has also taken the position that it has the right to sell composite mats to third parties, despite Newpark’s exclusive license to sell them. Newpark contends that no violation has occurred and that Loma has no right to sell the composite mats it manufactures to anyone other than Newpark.

     Although there is no litigation pending with respect to these claims, Newpark is vigorously contesting Loma’s position, which Newpark believes to be frivolous. As previously reported, litigation is already pending concerning the pricing formula that Loma utilizes to invoice Newpark for mats. The parties have recently initiated a series of discussions intended to resolve their differences. Newpark believes that it would prevail if any litigation were to result from the claims of Loma and OLS.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our “Unaudited Consolidated Financial Statements” and “Notes to Unaudited Consolidated Financial Statements” as well as our annual report on Form 10-K for the year ended December 31, 2002.

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

	1Q02	2Q02	3Q02	4Q02	1Q03

U.S Rig Count	814	808	853	846	897
Gulf Coast market	224	203	216	223	218
Gulf Coast market to total	27.5%	25.1%	25.3%	26.4%	24.3%
Canadian Rig Count	377	144	249	283	492

Source:	Baker Hughes Incorporated

     Our primary Gulf Coast market, which accounted for approximately 62% of first quarter 2003 revenues, includes: (1) South Louisiana Land; (2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. This market has traditionally accounted for approximately 70% of total revenues. The decline in the percentage of Gulf Coast revenues is the result of the decline in Gulf Coast market activity relative to the increase in activity experienced in the other markets we serve. We expect this trend to reverse during the remainder of the year as the Gulf Coast market recovers.

     The Canadian market accounted for approximately 15% of 2003 first quarter revenues. Much of the terrain throughout the oil and gas-producing region of Canada presents soil stability and access problems similar to those encountered in the marsh areas of the U.S. Gulf Coast region. Much of the drilling activity in Canada has historically been conducted when winter temperatures freeze the soil and stabilize it, allowing safe access. Quarterly fluctuations in the Canadian rig count generally reflect the seasonal nature of drilling activity related to these access issues.

     Natural gas production accounts for the majority of activity in the markets we serve. Gas storage levels and demand for natural gas have a significant impact on gas pricing, which, in turn, affects drilling activity, as gas suppliers need to maintain adequate storage for peak demand levels and insure adequate supplies for anticipated future demand. Rising commodity prices moderated the demand for natural gas beginning in the second half of 2000, as some commercial users switched to less costly alternate fuel sources when possible. This moderating demand, which was due to both high gas prices and declining economic activity, resulted in record high levels of gas storage during 2001 and contributed to a decline in commodity prices and exploration activity. Significant declines in exploration activity began in the fourth quarter of 2001 and continued into the second quarter of 2002, which we believe was the bottom of the downward cycle. Gas storage contracted from the first quarter of 2002 to the first quarter of 2003. A slight increase in rig activity began in the third quarter of 2002, but no significant increase in rig activity is expected through mid 2003.

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

     New Environmental Protection Agency regulations that limit the discharge of synthetic oil-based drilling fluids into the Gulf of Mexico became effective on August 19, 2002. In the third quarter of 2002 we began to see the positive impact of these regulations on our waste disposal operations. We believe that the new regulations could also increase the demand for our DeepDrill™ family of drilling fluid products.

     We have begun to penetrate non-oilfield markets and foreign markets with our Dura-Base™ composite mat system and recognized our first significant shipment of this product for use by the U.S. military in the fourth quarter of 2002. Since the introduction of the Dura-Base™ composite mat system, we have identified and begun to develop eight key markets, including Canada, Alaska and the Arctic, Russia, the Middle East, South America, Mexico, Indonesia and the U.S. utilities markets. We now have completed sales in all of these eight key markets. In addition, we completed the first shipment of our new lightweight Dura-Base™ SP-12 mat during the first quarter of 2003. This new mat system has been designed specifically for personnel applications by the U.S. military, including walkways and tent flooring, but is likely to have many other applications.

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

     Total industry mat inventories are down 45% from the peak in 2001, which should help improve pricing and utilization of the rental fleet in the coming market cycle. In addition, the overall condition of our competitors’ inventory is deteriorating, and their usable inventory is at historic low levels. By comparison, our inventory is in very good condition and investment returns should recover to historic levels as the market improves. We have also increased our marketing efforts for rental services to other non-oilfield markets, such as electric utility construction, and believe there are many opportunities nation-wide.

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

     Current long-term industry forecasts reflect a stable to growing demand for natural gas, predicated upon improving economic conditions. In addition, current gas reserves are being depleted at a rate faster than current replacement through drilling activities. Because many shallow fields in the Gulf Coast market have been heavily exploited, and because of improved economics, producers are increasing drilling depth to reach the larger gas reserves. We expect gas-drilling activity to be increasingly associated with deeper, more costly wells. We view this trend as favorable with respect to demand for product offerings in all of our segments.

Results of Operations

     Summarized financial information concerning Newpark’s reportable segments is shown in the following table (dollars in thousands):

	Three Months Ended
	March 31,		Increase/(Decrease)

	2003	2002	$	%

Revenues by segment:
E&P waste disposal	$13,165	$11,064	$2,101	19%
Fluids sales & engineering	53,929	42,079	11,850	28
Mat & integrated services	23,483	21,967	1,516	7

Total revenues	$90,577	$75,110	$15,467	21%

Operating income by segment:
E&P waste disposal	$2,609	$554	$2,055	371%
Fluids sales & engineering	2,813	4,004	(1,191)	(30)
Mat & integrated services	1,654	2,252	(598)	(27)

Total by segment	$7,076	$6,810	$266	4
General and administrative expenses	1,195	1,517	(322)	(21)

Total operating income	$5,881	$5,293	$588	11%

The amounts above are shown net of intersegment transfers.

Revenues

     E&P Waste Disposal: Waste disposal revenue increased $2.1 million, or 19%, on a 19% increase in waste volumes received. During the first quarter of 2003, we received

871,000 barrels of E&P waste, compared to 730,000 barrels in the comparable quarter of 2002. We realized this increase in waste volumes received in spite of a 3% decline in average rigs in our primary Gulf Coast market. We believe this is an indication of the impact of the new discharge limitations on synthetic-based fluids that recently became fully effective. In addition, we opened a new facility at Galveston, Texas in the third quarter of 2002 that immediately began to receive waste from customers in that area. The average revenue per barrel remained stable at $13.03, compared to an average of $12.94 for the first quarter of 2002.

     Fluids Sales and Engineering: Revenues for this segment increased $11.9 million, or 28%, to $53.9 million during the first quarter of 2003, as compared to the first quarter of 2002. This increase in revenue is principally associated with the acquisition of our AVA, S.p.A. drilling fluids unit, in May 2002 and an increase in our Canadian drilling fluids unit resulting from an improved Canadian market in 2003 compared to 2002. The AVA unit, which services our customers in the Mediterranean, Eastern Europe and North Africa markets, generated revenues of $6.4 million in the first quarter of 2003.

     The average number of rigs we serviced in the North American market increased by 26%, from 122 in 2002 to 154 in 2003. The average annual revenue per rig for the North American market declined 6% to approximately $1.3 million in the first quarter of 2003, as compared to approximately $1.4 million for the comparable period in 2002, primarily due to the relative decline of higher-value Gulf Coast rigs in the mix of revenues.

     The Environmental Protection Agency’s new synthetic based fluid discharge regulations could also accelerate the acceptance of our DeepDrill™ family of products, since discharge of these products would be exempt from the new regulations, thus reducing the disposal costs of our customers. These new regulations have helped us to open discussions about our drilling fluids products, services and capabilities with many operators who are not currently drilling fluids customers. We anticipate that drilling fluid revenue will lead our revenue growth in 2003, assuming improvement in drilling activity.

     Mat and Integrated Services: Mat and integrated services revenue for the quarter was $23.4 million, as compared to $22.0 million in the comparable prior year quarter, representing an increase of 7%. Both pricing and volume of mats rented in the core Gulf Coast market increased compared to a year ago due to improving market conditions and decreased industry capacity. However, the positive effects of these increases were significantly offset by declines in the units of composite mats sold and in integrated services revenue. Average rental pricing increased to $1.17 from $.61 per square foot, and the volume of mats installed increased 50% to 4.8 million square feet. Recent increases in the volume of non-oilfield market rentals, primarily to customers in the utilities industry, have helped to increase the average rental pricing by $0.14 in the first quarter of 2003.

     During the first quarter of 2003, we sold approximately 1,600 composite mats, generating revenue of $3.7 million, as compared to $5.9 million of revenue on 3,800 mats sold in the comparable period of 2002. The sales in 2003 were principally to a customer in Indonesia, representing our first shipment of composite mats to the Southeast Asia market. We have furnished price quotations for sales of composite mats on several large projects outside our primary North American oil service market and expect that these projects will be the source of increasing composite mat sales revenue in 2003. These quotations include the potential for follow up sales to customers in Peru, Mexico and other markets which have previously acquired composite mats.

Operating Income

     E&P Waste Disposal: Waste disposal operating income increased $2.1 million on a $2.1 million increase in revenues. The significant increase in operating margin for this segment reflects the effect of cost reduction measures which became fully in place by the middle of 2002. These cost reduction measures were made in response to declining waste volumes experienced in 2001 and in an effort to improve the variable nature of our waste disposal cost structure. These cost reduction efforts included the decision not to renew our disposal contract with U.S. Liquids upon its expiration on June 30, 2002.

     Fluids Sales and Engineering: Operating income for this segment declined $1.2 million in spite of an increase of $11.9 million in revenues. The operating margin for this segment in the first quarter of 2003 was 5.2%, as compared to 9.5% in the first quarter of 2002. The decline in operating margin reflects the concentration of revenue growth during the period in regions of North America where rig activity generally involves lower technology and correspondingly lower margins and the change in mix associated with the recently acquired operations in the Mediterranean. The Mediterranean operations also have traditionally experienced lower margins as the acquired customer base has been associated with lower-margin commodity revenues. In addition, this unit experienced increases in operating and other infrastructure costs in anticipation of several recently awarded contracts.

     As noted above, we anticipate an increase in the number of rigs serviced in the Gulf of Mexico market during the remainder of 2003. This market represents the premium-priced business for this segment. We expect to see margin improvement throughout the remainder of 2003 as we continue to penetrate the offshore Gulf of Mexico market and gain wider customer acceptance of our higher-margin premium products such as our DeepDrill™ family of products.

     Mat and Integrated Services: Mat and integrated services operating income declined $598,000 on a $1.5 million increase in revenues. The operating margin for this segment in the first quarter of 2003 was 7.0%, as compared to 10.3% in the first quarter of 2002. While pricing for the mat rental business continues to improve, the benefits realized from improving prices were offset by the reduction in composite mat sales, which typically generate a gross margin of approximately 40% to 45%. We believe that rental pricing will remain stable due to the recent firming of customer activity. In addition, we expect to see an increase in the utilization of our mat fleet which should result in a positive effect on operating margins resulting from an increase in high-margin re-rental revenues (the revenue which extend beyond the initial installation term).

General and Administrative Expense

     General and administrative expense declined $322,000 to approximately $1.2 million in the first quarter of 2003, as compared to the same period in 2002. This decline is principally associated with better loss experience in some of our insurance programs.

Interest Income/Expense

     Net interest expense was $3.5 million for the first quarter of 2003, an increase of $516,000, or 17%, as compared to $3.0 million for the first quarter of 2002. The increase in net interest cost is due to an increase of $15.6 million in average outstanding borrowings and an increase in the average effective interest rate from 8.2% in 2002 to 8.4% in 2003. The increase in the average outstanding borrowings is primarily attributable to a draw of $9.3 million for the purchase of raw barite inventory which had previously been held on consignment. The increase in net interest expense related to the increases in average outstanding borrowings and average effective interest rate were partially offset by a decline in the effects the interest rate swap arrangement entered into in November 2001 which was terminated in July 2002. The recorded effects of the swap arrangement in the first quarter of 2002 resulted in an increase in interest expense of $207,000 for that period.

Provision for Income Taxes

     For the quarter ended March 31, 2003 we recorded an income tax provision of $996,000, reflecting an income tax rate of 37%. For the quarter ended March 31, 2002, we recorded an income tax provision of $842,000, reflecting an income tax rate of 36%.

Liquidity and Capital Resources

     Cash generated from operations for the first quarter totaled $1.8 million, which, combined with $8.8 million of net funds received from financing activities, were used principally to fund capital expenditures of $6.6 million.

     Working capital data is as follows:

	March 31,	December 31,
	2003	2002

Working Capital (000’s)	$126,735	$116,434
Current Ratio	2.63	2.82

     The first quarter increase in working capital of $10.3 million is principally associated with inventory and included the purchase, at a discount to the market, of previously consigned barite inventory from a supplier exiting the business. This investment will be recaptured from operations during the next six to eight months. Other inventory additions in the period included $2 million of composite mats for resale, substantially completing our 2003 planned purchases. We expect that improving sales of composite mats in 2003 will be a source of cash flow.

     We estimate that capital expenditures will be approximately $18 million in 2003, with approximately $6 million used to relocate our primary barite grinding facilities and $4 million for maintenance capital. The remaining amount is expected to be used principally to expand drilling fluids service capacity. Our commitments to expand drilling fluids capacity will be monitored and adjusted depending on market conditions. We expect to fund 2003 capital expenditures with cash generated from operations. We anticipate that cash flow from operations will provide the majority of our cash needs and that the remaining availability under our credit facility will be sufficient to meet our working capital funding needs in any cyclical recovery.

     Our long term capitalization was as follows (in thousands):

	March 31,	December 31,
	2003	2002

Long-term debt:
Credit facility	$46,500	$37,500
Senior subordinated notes	125,000	125,000
Other	8,759	9,549

Total long-term debt	180,259	172,049
Stockholders’ equity	309,198	305,423

Total capitalization	$489,457	$477,472

Long-term debt to long-term capitalization	36.8%	36.0%

     Effective January 31, 2002, we completed the resyndication of our $100 million bank credit facility, expanding the participants to six banks from four, and extending the term through February 2005. The compliance ratios were simplified, and minor technical changes were implemented to simplify the documentation. At March 31, 2003, $15.8 million in letters of credit were issued and outstanding under the facility and $46.5 million was outstanding under the revolving facility, leaving $37.7 million of availability under this facility at March 31, 2003.

     The credit facility bears interest at either a specified prime rate (4.25% at March 31, 2003) or the LIBOR rate (1.29% at March 31, 2003), in each case plus a spread determined quarterly based on the ratio of our funded debt to cash flow. The weighted average interest rates on the outstanding balance under the credit facility for the first three months of 2003 and 2002 were 6.09% and 4.25%, respectively.

     The credit facility contains certain financial covenants. As of March 31, 2003, we were in compliance with the covenants contained in the credit facility. Our Senior Subordinated Notes (“Notes”) do not contain any financial covenants. However, if we do not meet the financial covenants of the bank credit facility and are unable to obtain an amendment from the banks, we would be in default of the credit facility which would cause the Notes to be in default and immediately due. The Notes, the bank credit facility and the certificates of designation relating to our preferred stock also contain covenants that significantly limit the payment of dividends on our common stock.

     With respect to off balance sheet liabilities, we lease most of our office and warehouse space, rolling stock and certain pieces of operating equipment under operating leases. In addition, as discussed below in Item 3, during 2001 we entered into a limited duration interest rate swap arrangement. This arrangement was terminated in July 2002. We have issued a guaranty of certain debt obligations of the manufacturer of our composite mats. This guaranty is backed by a letter of credit. The amount of this guaranty as of March 31, 2003 was $9.8 million. The underlying debt obligation of the manufacturer matures in approximately six years, and current sales of composite mats are generating sufficient cash flows to support this debt, which is amortizing on schedule. We have also issued a guaranty for certain debt obligations of a joint venture which supplies a portion of our wooden mats on a day rate leasing basis. The amount of this guaranty as of March 31, 2003 was $8.3 million.

     Except as described in the preceding paragraphs, we are not aware of any material expenditures, significant balloon payments or other payments on long term obligations or any other demands or commitments, including off-balance sheet items to be incurred within the next 12 months. Inflation has not materially impacted our revenues or income.

New Accounting Standards.

     In June 2001, the FASB issued FAS 143, “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002. FAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The principal retirement obligations of Newpark consist of expected costs of site restoration and other cleanup costs at leased facilities for all of our business units and costs to plug and abandon wells at our disposal facilities owned or leased by our E&P waste disposal segment. Newpark anticipates that the majority of the costs related to asset retirement obligations will be incurred between the years 2022 and 2052. Based on Newpark’s current business plans, no material expenditures for asset retirement obligations are expected prior to 2012.

     Newpark adopted FAS 143 on January 1, 2003, at which time a liability of $343,000 was recorded as a component of other non-current liabilities, representing the fair value of the expected future liability for asset retirement obligations at the date of adoption. In addition, upon adoption, net assets of $184,000 were recorded, reflecting the unamortized value of the net assets that would have been recorded at the time the obligations originated, less accumulated depreciation from that date to the date of adoption. The gross difference between the net liability and net assets as of the date of adoption was $159,000 and has been recorded as a component of operating expenses. This amount was considered immaterial and was not disclosed as a cumulative effect of accounting change.

     In January 2003, the FASB issued Financial Interpretation Number (“FIN”) 46 “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 were effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. We are currently assessing the impact of FIN 46 and do not expect this interpretation to have a material impact on our consolidated financial statements.

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

Long-term Debt

     We are subject to interest rate risk on our long-term fixed interest rate Notes. The bank credit facility has a variable interest rate and, accordingly, is not subject to interest rate risk. All other things being equal, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of this debt will decrease as interest rates rise. Our policy has historically been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt.

     In November 2001, we entered into an interest-rate swap instrument, effectively converting our Notes to a floating rate for a two year period. The swap arrangement originally expired in December 2003, but was terminated in July 2002. We had designated this instrument as an ineffective fair value hedge. Accordingly, changes in the instrument’s fair value were to be recognized currently in earnings. The net change in the fair value of the instrument was $207,000 for the quarter ended March 31, 2002, and this amount was recognized as an increase in interest expense for the period.

     The Notes mature on December 15, 2007. There are no scheduled principal payments under the Notes prior to the maturity date. However, all or some of the Notes may be redeemed at a premium after December 15, 2002. We have no current plans to repay the Notes ahead of their scheduled maturity.

     During the three months ended March 31, 2003, we increased our total long-term variable-rate debt by $9 million.

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

     Among the risks and uncertainties that could cause future events and results to differ materially from those anticipated by us in the forward-looking statements included in this report are the following:

•	A material decline in the level of oil and gas exploration and production and any reduction in the industry’s willingness to spend capital on environmental and oilfield services could adversely affect the demand for our services;

•	Material changes in oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital could adversely affect the demand for our services;

•	Changes in domestic and international political, military, regulatory and economic conditions may adversely affect the demand for oil and gas or production volumes;

•	A rescission or relaxation of government regulations affecting E&P and NORM waste disposal could reduce the demand for our services and reduce our revenues and income.

•	Changes in existing regulations could require us to change the way we do business, which may have a material adverse affect on our consolidated financial statements;

•	Our patents or other proprietary technology may not prevent our competitors from developing substantially similar technology, which would reduce any competitive advantages we may have from these patents and proprietary technology;

•	We may not be able to keep pace with the continual and rapid technological developments that characterize the market for our products and services, and our failure to do so may result in our loss of market share;

•	We face intense competition in our existing markets and expect to face tough competition in any markets into which we seek to expand, which will put pressure on our ability to maintain our current market share and may limit our ability to expand our market share or enter into new markets;

•	We may not be able to successfully integrate our recent acquisitions, including AVA, into our operations, and these acquisitions may not achieve sales and profitability levels that justify our investment in them, which could result in these businesses placing downward pressure on our margins or our disposing of these businesses at a loss;

•	The demand for our services may be adversely affected by shortages of critical supplies or equipment in the oil and gas industry and personnel trained to operate this equipment;

•	We may not be able to successfully replace our wooden mat fleet with our new composite mats or introduce our other new products and services, including our DeepDrill™ technology and our new Dura-Base™ SP-12 mat, and we may not be successful in gaining acceptance or market share for these products and services;

•	We may not be able to maintain the necessary permits to operate our non-hazardous waste disposal wells or we may not be able to successfully compete in this market;

•	adverse weather conditions could disrupt drilling operations and reduce the demand for our services;

•	We would be adversely affected if there were any delays in implementing the new synthetic fluids disposal regulations or if these regulations failed to materially impact waste disposal volumes or drilling fluids revenues;

•	We may fail to comply with any of the numerous Federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our business, or these regulations and policies may change, and we may face fines or other penalties if we fail to comply with these new regulations, or be forced to make significant capital expenditures or changes to our operations;

•	Our business exposes us to potential environmental or regulatory liability, and we could be required to pay substantial amounts with respect to these liabilities, including the costs to clean up and close contaminated sites;

•	We may not have adequate insurance for potential liabilities, and any significant liability not covered by insurance or in excess of our coverage limits could have a material adverse affect on our financial condition;

•	Our international operations are subject to uncertainties which could limit our ability to expand or reduce the revenues and profitability of these operations, including difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties and regulations, unexpected changes in regulatory environments, inadequate protection of intellectual property in foreign countries, legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers, among other risks; and

•	Any increases in interest rates under our credit facility either as a result of increases in the prime or LIBOR rates or as a result of changes in our funded debt to cash flow ratio, would increase our cost of borrowing and have an adverse affect on our consolidated financial statements.

     For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in the Prospectus included in our Registration Statement on Form S-3 filed on May 8, 2002 (File No. 333-87840), and to the section entitled “Forward-Looking Statements” on page 17 of that Prospectus.

PART II

ITEM 5. Other Information

     Through a consolidated subsidiary, we purchase composite mats from the Loma Company, LLC (“Loma”), which manufactures the mat under an exclusive license granted by OLS Consulting Services, Inc. (“OLS”). Through a separate consolidated subsidiary, we own 49% of Loma and OLS holds the remaining 51% interest. OLS has granted us an exclusive license to use and sell these mats.

     We also purchase mats, other than the composite mats, from other suppliers. Recently, we designed and have applied for a patent on a lightweight injection molded mat, called the Bravo Mat™, that is substantially smaller than and differs in other material respects from the mats manufactured by Loma. In the first quarter of 2003, we manufactured a prototype production run of Bravo Mats™, and sold 4,200 of the prototype units to a single customer.

     Loma and OLS have taken the position that the Bravo Mats™ are covered by the exclusive license agreement, and that our manufacturing of even a limited quantity of Bravo Mats™ is a material breach of the exclusive license agreement. Loma and OLS have threatened to terminate our exclusive license. Loma has also taken the position that it has the right to sell composite mats to third parties, despite our exclusive license to use and sell them. We contend that no violation has occurred and that Loma has no right to sell the composite mats it manufactures to anyone other than Newpark.

     Although there is no litigation pending with respect to these claims, we are vigorously contesting Loma’s position, which we believe to be frivolous. As previously reported, litigation is already pending concerning the pricing formula that Loma utilizes to invoice us for mats. The parties have recently initiated a series of discussions intended to resolve their differences. We believe that we would prevail if any litigation were to result from the claims of Loma and OLS.

ITEM 6. Exhibit and Reports on Form 8-K

     (a)  Exhibits

10.1	Fifth Amendment dated as of May 1, 2003 to Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, N.A., Credit Lyonnaise, Royal Bank of Canada, Hibernia National Bank, Comerica Bank and Whitney National Bank as lenders.
10.2	Amended and Restated Promissory Note dated as of April 29, 2003 between Newpark Shipbuilding-Brady Island, Inc. and Newpark Shipholding Texas, L.P.
10.3	Agreement and Restating Amendment to Security Agreement dated as of April 29, 2003 between Newpark Shipholding Texas, L.P. and Newpark Shipbuilding-Brady Island, Inc.

10.4	Amended and Restated Prepayment Letter dated as of April 29, 2003 between Newpark Shipbuilding-Brady Island, Inc. and Newpark Shipholding Texas, L.P.
10.5	Letter agreement to amend the Intercreditor Agreement between Foothill Capital Corporation and Newpark Shipholding Texas, L.P.
99.1	Certification dated May 7, 2003 by James D. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification dated May 7, 2003 by Matthew W. Hardey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

None.

NEWPARK RESOURCES, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2003

NEWPARK RESOURCES, INC.

	By:	/s/ James D. Cole James D. Cole, Chairman and Chief Executive Officer

	By:	/s/ Matthew W. Hardey Matthew W. Hardey, Vice President and Chief Financial Officer

CERTIFICATIONS

I, James D. Cole, certify that:

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

Date: May 7, 2003	By:	/s/ James D. Cole James D. Cole, Chairman and Chief Executive Officer

I Matthew W. Hardey, certify that:

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

Date: May 7, 2003	By:	/s/ Matthew M. Hardey Matthew M. Hardey, Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Fifth Amendment dated as of May 1, 2003 to Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, N.A., Credit Lyonnaise, Royal Bank of Canada, Hibernia National Bank, Comerica Bank and Whitney National Bank as lenders.
10.2	Amended and Restated Promissory Note dated as of April 29, 2003 between Newpark Shipbuilding-Brady Island, Inc. and Newpark Shipholding Texas, L.P.
10.3	Agreement and Restating Amendment to Security Agreement dated as of April 29, 2003 between Newpark Shipholding Texas, L.P. and Newpark Shipbuilding-Brady Island, Inc.
10.4	Amended and Restated Prepayment Letter dated as of April 29, 2003 between Newpark Shipbuilding-Brady Island, Inc. and Newpark Shipholding Texas, L.P.
10.5	Letter agreement to amend the Intercreditor Agreement between Foothill Capital Corporation and Newpark Shipholding Texas, L.P.
99.1	Certification dated May 7, 2003 by James D. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification dated May 7, 2003 by Matthew W. Hardey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.