Form 10-Q
period 2003-06-30
NEWPARK RESOURCES INC
filed 2003-08-07
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003	Commission File No. 1-2960

Newpark Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1123385
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3850 N. Causeway, Suite 1770
Metairie, Louisiana	70002
(Address of principal executive offices)	(Zip Code)

(504) 838-8222
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, $0.01 par value: 80,887,335 shares at August 1, 2003.

NEWPARK RESOURCES, INC.
INDEX TO FORM 10-Q
FOR THE THREE MONTH PERIOD ENDED
June 30, 2003

Item		Page
Number	Description	Number

	PART I
1	Unaudited Consolidated Financial Statements:
	Balance Sheets as of June 30, 2003 and December 31, 2002	3
	Statements of Operations for the Three Month and Six Month Periods Ended June 30, 2003 and 2002	4
	Statements of Comprehensive Income for the Six Month Periods Ended June 30, 2003 and 2002	5
	Statements of Cash Flows for the Six Month Periods Ended June 30, 2003 and 2002	6
	Notes to Unaudited Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
3	Quantitative and Qualitative Disclosures about Market Risk	31
4	Controls and Procedures	32
	PART II
4	Submission of Matters to a Vote of Security Holders	35
5	Other Information	35
6	Exhibits and Reports on Form 8-K	36
	Signatures	38

Newpark Resources, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,422	$2,725
Trade accounts receivable, less allowance of $1,847 in 2003 and $2,102 in 2002	100,426	97,657
Notes and other receivables	3,905	3,307
Inventories	72,233	55,473
Deferred tax asset	14,284	11,094
Prepaid expenses and other current assets	10,017	10,039

Total current assets	204,287	180,295
Property, plant and equipment, at cost, net of accumulated depreciation	207,639	204,703
Goodwill	112,978	110,727
Deferred tax asset	5,059	8,950
Other intangible assets, net of accumulated amortization	15,648	15,786
Other assets	21,378	21,795

	$566,989	$542,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Foreign bank lines of credit	$7,081	$6,621
Current maturities of long-term debt	3,175	3,258
Accounts payable	45,034	35,568
Accrued liabilities	21,595	18,414

Total current liabilities	76,885	63,861
Long-term debt, less current portion	174,861	172,049
Other non-current liabilities	2,278	923
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized, 120,000 and 167,500 shares outstanding at June 30, 2003 and December 31, 2002, respectively	30,000	41,875
Common Stock, $.01 par value, 100,000,000 shares authorized, authorized, 80,649,081 and 77,710,192 shares outstanding at March 31, outstanding at June 30, 2003 and December 31, 2002, respectively	806	777
Paid-in capital	389,476	376,278
Unearned restricted stock compensation	(607)	(281)
Accumulated other comprehensive income (loss)	2,658	(864)
Retained deficit	(109,368)	(112,362)

Total stockholders’ equity	312,965	305,423

	$566,989	$542,256

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Operations
For the Three and Six Month Periods Ended June 30
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2003	2002	2003	2002

Revenues	$92,382	$77,555	$182,959	$152,665
Operating costs and expenses:
Cost of services provided	57,519	50,975	115,540	99,621
Operating costs	27,086	21,650	52,566	41,304

	84,605	72,625	168,106	140,925
General and administrative expenses	911	1,617	2,106	3,134

Operating income	6,866	3,313	12,747	8,606
Foreign currency (gain) loss	(496)	(79)	(773)	(75)
Interest income	(107)	(177)	(432)	(348)
Interest expense	3,901	1,821	7,693	4,943

Income before income taxes	3,568	1,748	6,259	4,086
Provision for income taxes	1,357	629	2,353	1,471

Net income	2,211	1,119	3,906	2,615
Less:
Preferred stock dividends and accretion	437	850	908	1,825
Other non-cash preferred stock charges	—	1,055	—	1,055

Net income (loss) applicable to common and common equivalent shares	$1,774	$(786)	$2,998	$(265)

Basic and diluted income (loss) per common and common equivalent shares	$0.02	$(0.01)	$0.04	$(0.00)

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income
For the Six Month Periods Ended June 30,
(Unaudited)

(In thousands)	2003	2002

Net income	$3,906	$2,615
Other comprehensive income:
Foreign currency translation adjustments	3,522	1,681

Comprehensive income	$7,428	$4,296

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30,
(Unaudited)

(In thousands)	2003	2002

Cash flows from operating activities:
Net income	$3,906	$2,615
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	10,753	11,655
Provision for deferred income taxes	1,120	1,072
Gain on sale of assets	(13)	(91)
Change in assets and liabilities:
Decrease (increase) in accounts and notes receivable	(5,921)	2,548
Increase in inventories	(16,760)	(3,442)
Decrease (increase) in other assets	3,060	(2,793)
Increase (decrease) in accounts payable	8,520	(1,309)
Increase (decrease) in accrued liabilities and other	1,941	(4,575)

Net cash provided by operating activities	6,606	5,680

Cash flows from investing activities:
Capital expenditures	(12,791)	(6,290)
Proceeds from sale of property, plant and equipment	56	420
Acquisitions, net of cash acquired	—	(5,153)
Payments received on notes receivable	1,339	713

Net cash used in investing activities	(11,396)	(10,310)

Cash flows from financing activities:
Net borrowings (payments) on lines of credit	9,000	(833)
Principal payments on notes payable and long-term debt	(3,522)	(1,870)
Proceeds from exercise of stock options and ESPP	9	1,728
Proceeds from public offering, net of cash	—	16,400
Repurchase of preferred stock	—	(15,105)

Net cash provided by financing activities	5,487	320

Net increase (decrease) in cash and cash equivalents	697	(4,310)
Cash and cash equivalents at beginning of period	2,725	7,504

Cash and cash equivalents at end of period	$3,422	$3,194

See Accompanying Notes to Unaudited Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Interim Financial Statements

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. (“Newpark”) as of June 30, 2003, and the results of its operations and its cash flows for the three month and six month periods ended June 30, 2003 and 2002. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 2002 audited financial statements and related notes filed on Form 10-K. The results of operations for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

Note 2 — Common Stock and Preferred Stock Transactions

     During the second quarter of 2003, the holder of Series C Preferred Stock (Series C Stock) converted the remaining 47,500 shares of Series C Stock. The converted shares of Series C Stock had a total stated value of $11.9 million. In connection with these conversions, Newpark issued a total of 2.8 million shares of its common stock, valued at the conversion price of $4.3125 per share, and cancelled the 47,500 shares of Series C Stock.

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

     As a result of the repurchase of the Series A Stock, Newpark recorded a non-cash charge of $861,350 ($.01 per share) as of May 15, 2002 for the write-off of the unamortized balance of the discount received upon the issuance of the Series A Stock in April 1999. This discount was previously being amortized over a period of five years. The Warrants issued in conjunction with the issuance of the Series A Stock (Series A Warrant) and Series B Preferred Stock (Series B Warrants) contain anti-dilution provisions. A total of 22,162 additional shares of Common Stock became issuable on exercise of the Series A Warrants and 56,683 additional shares of Common Stock became issuable on exercise of the Series B Warrants in the second quarter of 2002 under these anti-dilution provisions, primarily related to the issuance of two million common shares noted above. During the second quarter of 2002, Newpark recorded a one-time adjustment of $194,004 to its equity accounts to reflect the value assigned to the additional shares of common stock issuable on exercise of these Warrants. These charges, totaling $1,055,000, are included in other non-cash preferred stock charges in the income statement for the quarter ended June 30, 2002.

Note 3 — Acquisition

     On May 23, 2002, Newpark acquired 100% of the outstanding capital stock of Ava, S.p.A (Ava), a privately owned provider of drilling fluids headquartered in Rome, Italy. The total purchase price of approximately $7.0 million was paid through the issuance of 170,704 shares of Newpark common stock, valued at approximately $1.4 million (based on the fair market value of Newpark stock on the date of acquisition), and approximately $5.6 million in cash. Ava was founded in 1954 and provides drilling fluids and related products to exploration companies in the Mediterranean, Eastern Europe and North Africa. Ava’s pre-acquisition operating results were not significant relative to Newpark. The primary reason for the acquisition of AVA and its related subsidiaries was to expand Newpark’s international presence. While AVA’s operations have been associated with drilling fluids, Newpark intends to use the acquired infrastructure to assist in the marketing of all Newpark products and services on an international basis.

     The acquisition was accounted for in accordance with FAS 141. The purchase price, including approximately $405,000 of acquisition costs, was allocated to the net assets of Ava based on their estimated fair values at the date of acquisition, as follows (in thousands):

Current assets, net of cash acquired	$7,883
Property, plant & equipment	820
Intangible assets:
Customer relationships (10 year life)	827
Trademarks (indefinite life, non-amortizing)	580
Non-compete agreements (5 year life)	383
Operating rights and licenses (indefinite life, non-amortizing)	407
Other assets	397
Goodwill	4,819
Liabilities assumed	(9,155)

Total purchase price, net of cash acquired	6,961
Less value of common stock issued	(1,403)

Cash purchase price, net of cash acquired	$5,558

Note 4 — Earnings Per Share

     The following table presents the reconciliation of the numerator and denominator for calculating income per share in accordance with the disclosure requirements of Financial Accounting Standards (FAS) 128 (in thousands, except per share amounts).

	Three Months Ended
	June 30,

	2003	2002

Income (loss) applicable to common and common equivalent shares	$1,774	$(786)

Weighted average number of common shares outstanding	79,478	71,940
Add:
Net effect of dilutive stock options and warrants	192	—

Adjusted weighted average number of common shares outstanding	79,670	71,940

Basic and diluted income (loss) applicable to common and common equivalent shares	$.02	$(.01)

	Six Months Ended
	June 30,

	2003	2002

Income (loss) applicable to common and common equivalent shares	$2,998	$(265)

Weighted average number of common shares outstanding	78,611	71,207
Add:
Net effect of dilutive stock options and warrants	117	—

Adjusted weighted average number of common shares outstanding	78,728	71,207

Basic and diluted income (loss) applicable to common and common equivalent shares	$.04	$(.00)

     Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the three months and six months ended June 30, 2003, Newpark had dilutive stock options and warrants of approximately 2.1 million shares and 654,000 shares, respectively, which were assumed exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods. Since Newpark incurred a loss for the quarter and six months ended June 30, 2002, all options and warrants outstanding for these periods were excluded from the computation of loss per share as they would be considered anti-dilutive.

     Options and warrants to purchase a total of approximately 9.0 million shares and 10.3 million shares of common stock were outstanding during the three months and six months ended June 30, 2003, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.

     The net effect of the assumed conversion of preferred stock through the date of repurchase or conversion has been excluded from the computation of diluted income per share for all periods presented because the effect would be anti-dilutive.

Note 5 — Stock-Based Compensation

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

	Three Months Ended
	June 30,

(In thousands, except per share data)	2003	2002

Income (loss) applicable to common and common equivalent shares:
As reported	$1,774	$(786)
Deduct stock based employee compensation expense determined under fair value based method for all awards, net of related taxes	(537)	(620)

Proforma	$1,237	$(1,406)

Net income (loss) per share:
Basic:
As reported	$.02	$(.01)

Proforma	$.02	$(.02)

Diluted:
As reported	$.02	$(.01)

Proforma	$.02	$(.02)

	Six Months Ended
	June 30,

(In thousands, except per share data)	2003	2002

Income (loss) applicable to common and common equivalent shares:
As reported	$2,998	$(265)
Deduct stock based employee compensation expense determined under fair value based method for all awards, net of related taxes	(1,056)	(1,239)

Proforma	$1,942	$(1,504)

Net income (loss) per share:
Basic:
As reported	$.04	$(.00)

Proforma	$.02	$(.02)

Diluted:
As reported	$.04	$(.00)

Proforma	$.02	$(.02)

Note 6 — Accounts Receivable

     Included in accounts receivable at June 30, 2003 and December 31, 2002 are:

	June 30,	December 31,
(in thousands)	2003	2002

Trade receivables	$89,197	$88,951
Unbilled revenues	13,076	10,808

Gross trade receivables	102,273	99,759
Allowance for doubtful accounts	(1,847)	(2,102)

Net trade receivables	$100,426	$97,657

Note 7 — Inventory

     Newpark’s inventory consisted of the following items at June 30, 2003 and December 31, 2002:

	June 30,	December 31,
(in thousands)	2003	2002

Composite mats	$20,894	$17,039
Drilling fluids raw material and components	46,325	34,108
Logs	3,628	3,040
Supplies	361	354
Other	1,025	932

Total	$72,233	$55,473

Note 8 — Long-Term Debt

     As of June 30, 2003, Newpark had outstanding $125 million of unsecured senior subordinated notes (the “Notes”) which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on June 15 and December 15.

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

     As of June 30, 2003, Newpark also maintained a $100.0 million bank credit facility, including up to $25.0 million in standby letters of credit, in the form of a revolving line of credit commitment, which expires February 27, 2005. At June 30, 2003, $17.0 million in letters of credit were issued and outstanding under the facility and $42.0 million was outstanding under the revolving facility, leaving $41.0 million of availability under this facility at June 30, 2003. The facility bears interest at either a specified prime rate (4.0% at June 30, 2003) or the LIBOR rate (1.1% at June 30, 2003), in each case plus a spread determined quarterly based on the ratio of Newpark’s funded debt to cash flow. The weighted average interest rates on the outstanding balance under the credit facility for the three months and six months ended June 30, 2003 were 5.63% and 5.83%, respectively, as compared to 5.94% and 4.95%, respectively, for the comparable periods in 2002.

     The credit facility contains certain financial covenants. As of June 30, 2003, Newpark was in compliance with the financial covenants contained in the Credit Facility.

Note 9 — New Accounting Standards

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

     Management is currently assessing the impact of FIN 46 on the reporting for Newpark’s two variable interest entities. These variable interest entities consist of a 49% interest in the Loma Company, LLC (Loma), the manufacturer of Newpark’s composite mats and a 49% interest in a joint venture with the leading producer of wooden mat systems (MOCTX). Both of these variable interest entities are accounted for under the equity method and are not consolidated in Newpark’s financial statements. It is possible that management could conclude, after completion of its assessment, that one or both of these entities would need to be consolidated in Newpark’s financial statements. If this were to occur, the assets and the liabilities of the variable interest entity and the operating results of that entity would be consolidated into Newpark’s financial statements. In addition, the recorded investments in these entities, representing Newpark’s 49% interest in the equity of the entities, would be eliminated in consolidation and minority interest, representing the 51% uncontrolled interest, would be recorded.

     If these entities were consolidated, the impact would not be considered material to Newpark’s results of operations, since all of the operating activity of these variable interest entities is with Newpark or one of its wholly-owned subsidiaries and this activity would be eliminated in consolidation. The assets and liabilities of both Loma and MOCTX that would be consolidated with Newpark’s balance sheet, after consideration of elimination entries, would consist principally of fixed assets and long-term debt. The unaudited fixed asset balances of Loma and MOCTX at June 30, 2003 were approximately $7.0 million and $7.7 million, respectively. The unaudited long-term debt balances of Loma and MOCTX at June 30, 2003 were approximately $7.5 million and $7.7 million, respectively. Newpark’s guarantees of the indebtedness of Loma and MOCTX have been previously disclosed.

Note 10 — Segment Data

     Summarized financial information, concerning Newpark’s reportable segments is shown in the following table (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)

	2003	2002	$	%

Revenues by segment:
E&P waste disposal	$13,483	$12,196	$1,287	11%
Fluids sales & engineering	53,318	47,778	5,540	12
Mat & integrated services	25,581	17,581	8,000	46

Total revenues	$92,382	$77,555	$14,827	19%

Operating income by segment:
E&P waste disposal	$3,256	$1,003	$2,253	225%
Fluids sales & engineering	2,819	3,506	(687)	(20)
Mat & integrated services	1,702	421	1,281	304

Total by segment	7,777	4,930	2,847	58
General and administrative expenses	911	1,617	(706)	(44)

Total operating income	$6,866	$3,313	$3,553	107%

	Six Months Ended June 30,		Increase/(Decrease)

	2003	2002	$	%

Revenues by segment:
E&P waste disposal	$26,648	$23,260	$3,388	15%
Fluids sales & engineering	107,247	89,857	17,390	19
Mat & integrated services	49,064	39,548	9,516	24

Total revenues	$182,959	$152,665	$30,294	20%

Operating income by segment:
E&P waste disposal	$5,865	$1,557	$4,308	277%
Fluids sales & engineering	5,632	7,510	(1,878)	(25)
Mat & integrated services	3,356	2,673	683	26

Total by segment	14,853	11,740	3,113	27
General and administrative expenses	2,106	3,134	(1,028)	(33)

Total operating income	$12,747	$8,606	$4,141	48%

The figures above are shown net of intersegment transfers.

Note 11 — Condensed Consolidating Financial Information

     The Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of Newpark. Each of the guarantees is an unsecured obligation of the guarantor and is subordinate to the guarantees provided by and the obligations of such guarantor subsidiaries under Newpark’s credit facility and other senior indebtedness of such subsidiaries. Each guarantee ranks pari passu with, or prior to, all existing and future indebtedness of the guarantor for borrowed money that is, by its terms, expressly subordinated to such guarantor’s senior indebtedness. The net proceeds from the issuance of the Notes were used by Newpark to repay outstanding revolving indebtedness and for general corporate purposes, including working capital, capital expenditures and acquisitions of businesses.

     The supplemental condensed consolidating financial information should be read in conjunction with the notes to these consolidated financial statements and have been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements, although Newpark believes that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications were made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses. The allocation of the consolidated income tax provision was made using the with and without allocation method.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2003
(in thousands)

	Parent	Guarantor	Non-Guarantor
	Company Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$—	$834	$2,588	$—	$3,422
Trade accounts receivable, net	—	70,596	32,325	(2,495)	100,426
Inventories	—	60,856	11,377	—	72,233
Other current assets	8,920	20,857	929	(2,500)	28,206

Total current assets	8,920	153,143	47,219	(4,995)	204,287
Investment in subsidiaries	441,200	—	—	(441,200)	—
Property, plant and equipment, net	5,073	196,935	5,631	—	207,639
Goodwill	—	95,115	17,863	—	112,978
Other intangible assets, net	—	12,807	2,841	—	15,648
Other assets	32,940	9,462	625	(16,590)	26,437

Total assets	488,133	$467,462	$74,179	$(462,785)	$566,989

Current liabilities:
Foreign bank lines of credit	$—	$—	$7,081	$—	$7,081
Current maturities of long-term debt	—	2,998	177	—	3,175
Accounts payable	2,099	27,188	18,242	(2,495)	45,034
Accrued liabilities	5,609	15,007	3,479	(2,500)	21,595

Total current liabilities	7,708	45,193	28,979	(4,995)	76,885

Long-term debt, less current portion	167,000	7,631	14,162	(13,932)	174,861
Other non-current liabilities	460	—	1,818	—	2,278
Stockholders’ Equity:
Preferred stock	30,000	—	—	—	30,000
Common stock	806	2,677	7,777	(10,454)	806
Paid in capital	389,476	428,979	28,019	(456,998)	389,476
Unearned restricted stock compensation	(607)	—	—	—	(607)
Accumulated other comprehensive income	2,658	—	2,658	(2,658)	2,658
Retained deficit	(109,368)	(17,018)	(9,234)	26,252	(109,368)

Total stockholders’ equity	312,965	414,638	29,220	(443,858)	312,965

Total liabilities and equity	$488,133	$467,462	$74,179	$(462,785)	$566,989

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(in thousands)

	Parent	Guarantor	Non-Guarantor
	Company Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$140,714	$42,379	$(134)	$182,959
Cost of services provided	—	91,531	24,143	(134)	115,540
Operating costs	—	37,498	15,068		52,566

	—	129,029	39,211	(134)	168,106

General and administrative expense	2,106	—	—	—	2,106

Operating income (loss)	(2,106)	11,685	3,168	—	12,747
Other (income) expense	(173)	(148)	(884)	—	(1,205)
Interest expense	7,176	350	167	—	7,693

Income (loss) before income taxes	(9,109)	11,483	3,885	—	6,259
Income taxes (benefit)	(3,416)	4,021	1,748	—	2,353
Equity in earnings of subsidiaries	9,599	—	—	(9,599)	—

Net income	$3,906	$7,462	$2,137	$(9,599)	$3,906

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(in thousands)

	Parent	Guarantor	Non-Guarantor
	Company Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in ) operating activities	$(7,957)	$17,545	$(2,982)	$—	$6,606
Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(1,196)	(10,197)	(1,342)	—	(12,735)
Investments	(328)	(4,325)	4,653	—	—
Payments received on notes receivable	—	1,339	—	—	1,339

	(1,524)	(13,183)	3,311	—	(11,396)

Net cash provided by (used in) financing activities:
Net borrowings (payments on) lines of credit, notes payable and long-term debt	9,000	(3,770)	248	—	5,478
Proceeds from exercise of stock options and Employee Stock Purchase Plan	9	—	—	—	9

	9,009	(3,770)	248	—	5,487

Net increase (decrease) in cash and cash equivalents	(472)	592	577	—	697
Cash and cash equivalents:
Beginning of period	472	242	2,011	—	2,725

Ending of period	$—	$834	$2,588	$—	$3,422

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2002
(in thousands)

	Parent	Guarantor	Non-Guarantor
	Company Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$472	$242	$2,011	$—	$2,725
Trade accounts receivable, net	—	76,256	24,520	(3,119)	97,657
Inventories	—	46,833	8,640	—	55,473
Other current assets	5,737	19,367	3,076	(3,740)	24,440

Total current assets	6,209	142,698	38,247	(6,859)	180,295
Investment in subsidiaries	415,202	—	—	(415,202)	—
Property, plant and equipment, net	11,283	186,598	6,822	—	204,703
Goodwill	—	95,114	15,613	—	110,727
Other intangible assets, net	—	13,309	2,477	—	15,786
Other assets	39,529	4,256	893	(13,933)	30,745

Total assets	$472,223	$441,975	$64,052	$(435,994)	$542,256

Current liabilities:
Foreign bank lines of credit	$—	$—	$6,621	$—	$6,621
Current portion of long-term debt	—	3,097	161	—	3,258
Accounts payable	444	23,494	14,749	(3,119)	35,568
Accrued liabilities	3,690	12,920	4,304	(2,500)	18,414

Total current liabilities	4,134	39,511	25,835	(5,619)	63,861
Long-term debt, less current portion	162,500	5,318	14,223	(9,992)	172,049
Other non-current liabilities	166	2,100	3,838	(5,181)	923
Preferred stock	41,875	—	—	—	41,875
Common stock	777	2,677	7,777	(10,454)	777
Paid in capital	376,278	416,875	27,502	(444,377)	376,278
Unearned restricted stock compensation	(281)	—	—	—	(281)
Accumlated other comprehensive income	(864)	—	(864)	864	(864)
Retained deficit	(112,362)	(24,506)	(14,259)	38,765	(112,362)

Total stockholders’ equity	305,423	395,046	20,156	(415,202)	305,423

Total liabilities and equity	$472,223	$441,975	$64,052	$(435,994)	$542,256

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(in thousands)

	Parent	Guarantor	Non-Guarantor
	Company Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$136,420	$16,245	$—	$152,665
Cost of services provided	—	90,956	8,665	—	99,621
Operating costs	—	32,774	8,530	—	41,304

	—	123,730	17,195	—	140,925

General and administrative expense	3,134	—	—	—	3,134

Operating income (loss)	(3,134)	12,690	(950)	—	8,606
Other (income) expense	(99)	(148)	(176)	—	(423)
Interest expense	4,333	558	52	—	4,943

Income (loss) before income taxes	(7,368)	12,280	(826)	—	4,086
Income taxes (benefit)	(2,726)	4,569	(372)	—	1,471
Equity in earnings of subsidiaries	7,257	—	—	(7,257)	—

Net income	$2,615	$7,711	$(454)	$(7,257)	$2,615

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(in thousands)

	Parent	Guarantor	Non-Guarantor
	Company Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in ) operating activities	$(5,500)	$10,339	$841	$—	$5,680
Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(664)	(4,901)	(305)	—	(5,870)
Acquisitions, net of cash	(5,153)	—	—		(5,153)
Investments	10,786	(9,494)	(1,292)	—	—
Payments received on notes receivable	—	713	—	—	713

	4,969	(13,682)	(1,597)	—	(10,310)

Net cash provided by (used in) financing activities:
Net borrowings (payments on) lines of credit, notes payable and long-term debt	(2,497)	(1,655)	1,449	—	(2,703)
Net proceeds from common stock issue	16,400	—	—		16,400
Repurchase of preferred stock	(15,105)	—	—		(15,105)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	1,728	—	—		1,728

	526	(1,655)	1,449	—	320

Net increase (decrease) in cash and cash equivalents	(5)	(4,998)	693	—	(4,310)
Cash and cash equivalents:
Beginning of period	142	7,296	66	—	7,504

Ending of period	$137	$2,298	$759	$—	$3,194

Note 12 — Legal and Other Matters

     Newpark, through a consolidated subsidiary, purchases composite mats from the Loma Company, LLC (“Loma”), which manufactures the mats under an exclusive license granted by OLS Consulting Services, Inc. (“OLS”). Newpark through a separate consolidated subsidiary, owns 49% of Loma and OLS holds the remaining 51% interest. OLS has granted Newpark an exclusive license to use and sell these mats.

     Newpark also purchases mats, other than the composite mats, from other suppliers. Recently, Newpark designed and has applied for a patent on a lightweight injection molded mat, called the Bravo Mat™, that is substantially smaller than and differs in other material respects from the mats manufactured by Loma. In the first quarter of 2003, Newpark manufactured a prototype production run of Bravo Mats™, and sold 4,200 of the prototype units to a single customer.

     Loma and OLS have taken the position that the Bravo Mats™ are covered by the exclusive license agreement, and that Newpark’s manufacturing of even a limited quantity of Bravo Mats™ is a material breach of the exclusive license agreement. Loma and OLS have threatened to terminate Newpark’s exclusive license. Loma has also taken the position that it has the right to sell composite mats to third parties, despite Newpark’s exclusive license to use and sell them. Newpark contends that no violation has occurred and that Loma has no right to sell the composite mats it manufactures to anyone other than Newpark.

     Although there is no litigation pending with respect to these claims, Newpark is vigorously contesting Loma’s and OLS’s positions, which Newpark believes to be frivolous. As previously reported in our annual report on Form 10-K for the year ended December 31, 2002, litigation is already pending concerning the pricing formula that Loma utilizes to invoice Newpark for mats. Newpark believes that it would prevail if any litigation were to result from the claims of Loma and OLS.

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

	1Q02	2Q02	3Q02	4Q02	1Q03	2Q03

U.S Rig Count	814	808	853	846	897	1,028
Gulf Coast market	224	203	216	223	218	225
Gulf Coast market to total	27.5%	25.1%	25.3%	26.4%	24.3%	21.9%
Canadian Rig Count	377	144	249	283	492	199

Source:	Baker Hughes Incorporated

     Our primary Gulf Coast market, which accounted for approximately 58% of second quarter 2003 revenues, includes: (1) South Louisiana Land; (2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. This market has traditionally accounted for approximately 70% of total revenues. The decline in the percentage of Gulf Coast revenues is the result of relatively flat Gulf Coast market activity and revenues relative to the increase in activity and revenues experienced in the other markets we serve. We believe that the flat Gulf Coast activity is a function of the changing risk profile of operations in that market, driven by the challenge of increasing geologic well depth, drilling prospect identification and the resultant higher cost of drilling. From the review of our customers’ plans going forward, we believe that they are adapting to this change and expect increased activity in the Gulf Coast market beginning in the second half of 2003.

Foreign Markets

     The principal areas of increase in the second quarter of 2003 as compared to the same period in 2002 were in the Canadian and Mediterranean markets. The Canadian market accounted for approximately 14% of 2003 second quarter revenues, compared to 5% in the comparable period of 2002. The increase in Canadian rig activity over the prior year reflects the improving commodity gas market.

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

     Our Mediterranean operations were acquired in May 2002. These operations accounted for approximately 11% of second quarter 2003 revenues as compared to approximately 6% in the comparable period in 2002. This recent acquisition provides new market opportunities in the Mediterranean, Eastern Europe and North Africa. While this acquisition will initially concentrate on the drilling fluids market, we believe that most of our product offerings have applications in these markets, and we expect to develop these market opportunities in the future.

Products

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

     We have begun to penetrate non-oilfield markets and foreign markets with our Dura-Base™ composite mat system and recognized our first significant shipment of this product for use by the U.S. military in the fourth quarter of 2002. Since the introduction of the Dura-Base™ composite mat system, we have identified and begun to develop eight key markets, including Canada, Alaska and the Arctic, Russia, the Middle East, South America, Mexico, Indonesia and the U.S. utilities markets. We now have completed sales in all of these eight key markets. In addition, we completed the first shipment of our new lightweight Bravo Mat™ during the first quarter of 2003. This new mat system has been designed specifically for personnel applications by the U.S. military, including walkways and tent flooring, but is likely to have many other applications.

Regulations

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

Other Market Trends

     Current short-term industry forecasts suggest that we should continue to see a slight increase in the number of rigs active in our primary Gulf Coast market, but this increase is expected to develop slowly as customers react to the changing risk profile of the market. We anticipate continued market penetration of critical, deep water and geologically deeper wells with our DeepDrill™ family of products, which should help to provide revenue growth as the market recovers.

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

Results of Operations

     Summarized financial information concerning our reportable segments is shown in the following table (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)

	2003	2002	$	%

Revenues by segment:
E&P waste disposal	$13,483	$12,196	$1,287	11%
Fluids sales & engineering	53,318	47,778	5,540	12
Mat & integrated services	25,581	17,581	8,000	46

Total revenues	$92,382	$77,555	$14,827	19%

Operating income by segment:
E&P waste disposal	$3,256	$1,003	$2,253	225%
Fluids sales & engineering	2,819	3,506	(687)	(20)
Mat & integrated services	1,702	421	1,281	304

Total by segment	7,777	4,930	2,847	58
General and administrative expenses	911	1,617	(706)	(44)

Total operating income	$6,866	$3,313	$3,553	107%

	Six Months Ended June 30,		Increase/(Decrease)

	2003	2002	$	%

Revenues by segment:
E&P waste disposal	$26,648	$23,260	$3,388	15%
Fluids sales & engineering	107,247	89,857	17,390	19
Mat & integrated services	49,064	39,548	9,516	24

Total revenues	$182,959	$152,665	$30,294	20%

Operating income by segment:
E&P waste disposal	$5,865	$1,557	$4,308	277%
Fluids sales & engineering	5,632	7,510	(1,878)	(25)
Mat & integrated services	3,356	2,673	683	26

Total by segment	14,853	11,740	3,113	27
General and administrative expenses	2,106	3,134	(1,028)	(33)

Total operating income	$12,747	$8,606	$4,141	48%

The figures above are shown net of intersegment transfers.

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Revenues

     E&P Waste Disposal: Waste disposal revenue increased $1.3 million, or 11% during the quarter ended June 30, 2003 as compared to 2002, principally due to an increase in NOW revenues. The increase in NOW revenues was partially offset by a decline in NORM revenues. NORM revenues in the second quarter of 2003 declined to $808,000, from $1.3 million, while industrial waste revenues remained relatively stable.

     NOW revenues increased $2.0 million, or 21%, to $11.6 million, on a 27% increase in waste volumes received. During the second quarter of 2003, we received 923,000 barrels of E&P waste, compared to 725,000 barrels in the comparable quarter of 2002. The increase in waste volumes received is significantly higher than the 11% increase in Gulf Coast market rigs active during the comparable periods. We believe this is an indication of the impact of the new discharge limitations on synthetic-based fluids that recently became fully effective. In addition, we opened a new facility at Galveston, Texas in the third quarter of 2002 that immediately began to receive waste from customers in that area, yielding a modest increase in market share. The average revenue per barrel for the second quarter of 2003 declined to $12.48 from $13.00 in the comparable period in 2002 due to a change in the mix of waste volumes received.

     Fluids Sales and Engineering: Revenues for this segment increased $5.5 million, or 12%, to $53.3 million during the second quarter of 2003, as compared to the second quarter of 2002. This increase in revenue is principally associated with the acquisition of our AVA, S.p.A. drilling fluids unit in May 2002 and an increase in our Canadian drilling fluids unit resulting from an improved Canadian market in 2003 compared to 2002. The AVA unit, which services our customers in the Mediterranean, Eastern Europe and North Africa, generated revenues of $10.1 million in the second quarter of 2003 as compared to $3.6 million in the second quarter of 2002. The Canadian unit generated revenues of $8.4 million in the second quarter of 2003, as compared to $3.0 million in the second quarter of 2002. The increase in these areas was partially offset by a $7.4 million decline in Gulf Coast revenues.

     The average number of rigs we serviced in the North American market increased by 11%, from 112 in 2002 to 124 in 2003. The average annual revenue per rig for the North American market declined 11% to approximately $1.4 million in the second quarter of 2003, as compared to approximately $1.6 million for the comparable period in 2002, primarily due to the relative decline of higher-value Gulf Coast rigs in the mix of revenues.

     As noted previously, we believe that the reduction in revenue for the Gulf Coast market is a function of the changing risk profile of operations in that market and we believe that our customers are adapting to this change and expect increased activity in the Gulf Coast market beginning in the second half of 2003.

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

     Mat and Integrated Services: Mat and integrated services revenue for the quarter was $25.6 million, as compared to $17.6 million in the comparable prior year quarter, representing an increase of 46%. This increase is attributable to an increase in wooden and composite mat sales and improvement in pricing for the Gulf Coast rental market.

     In the second quarter of 2003, we sold approximately $4.0 million of wooden mats from our Canadian mat rental fleet in an effort to decrease our capital investment in this market and transition these operations to focus on composite and wooden mat sales. During the second quarter of 2003, we also sold approximately 1,900 composite mats, generating revenue of $3.4 million, as compared to $2.0 million of revenue on 1,200 mats sold in the comparable period of 2002. We have furnished price quotations for sales of composite mats on several large projects outside our primary North American oil service market and expect that these projects will be the source of increasing composite mat sales revenue for the remainder of 2003. These quotations include the potential for follow up sales to customers in Peru, Mexico and other markets which have previously acquired composite mats.

     Pricing of mats rented in the core Gulf Coast market increased compared to a year ago due to improving market conditions and decreased industry capacity. Average rental pricing increased to $.97 from $.64 per square foot, while volume remained flat. Recent increases in the volume of non-oilfield market rentals, primarily to customers in the utilities industry, have helped to increase the average rental pricing in the second quarter of 2003.

Operating Income

     E&P Waste Disposal: Waste disposal operating income increased $2.3 million on a $1.3 million increase in revenues. The significant increase in operating margin for this segment reflects the effect of cost reduction measures which were fully implemented by the middle of 2002. These cost reduction measures were made in response to declining waste volumes experienced in 2001 and in an effort to improve the variable nature of our waste disposal cost structure. These cost reduction efforts included the decision not to renew our disposal contract with U.S. Liquids upon its expiration on June 30, 2002.

     We believe that with the prospect of some improvement in rig activity in the second half of the year operating margins in this segment can return to the historic 25% to 30% range.

     Fluids Sales and Engineering: Operating income for this segment declined $687,000 in spite of an increase of $5.5 million in revenues. The operating margin for this segment in the second quarter of 2003 was 5.3%, as compared to 7.3% in the second quarter of 2002. The decline in operating margin reflects the concentration of revenue growth during the period in Canada and the Mediterranean, where rig activity generally involves lower technology and correspondingly lower margins. In addition, the $7.4 million decline in Gulf Coast revenues resulted in an operating loss for the Gulf Coast drilling fluids unit due to the high infrastructure costs associated with the offshore market.

     As noted above, we anticipate an increase in the number of rigs serviced in the Gulf of Mexico market during the remainder of 2003. This market represents the premium-priced business for this segment. We expect to see margin improvement throughout the remainder of 2003 as we continue to penetrate the offshore Gulf of Mexico market and gain wider customer acceptance of our higher-margin premium products, such as our DeepDrill™ family of products.

     Mat and Integrated Services: Mat and integrated services operating income increased $1.3 million on an $8.0 million increase in revenues. The low incremental margin is primarily attributable to the increase in revenues associated with sales of wooden mats from our rental fleet in Canada discussed above. These sales generated margins of approximately 15%.

     The operating margin for this segment in the second quarter of 2003 was 6.6%, as compared to 2.4% in the second quarter of 2002. Improved pricing for the mat rental business and increased composite mat sales, which typically generate a gross margin of approximately 40% to 45%, contributed to the improvement in operating margins. We believe that rental pricing will remain stable due to the recent firming of customer activity. In addition, we expect to see an increase in the utilization of our mat fleet which should result in a positive effect on operating margins resulting from an increase in high-margin re-rental revenues (the revenue which extends beyond the initial installation term).

General and Administrative Expense

     General and administrative expense declined $706,000, to $911,000 in the second quarter of 2003, as compared to the same period in 2002. This decline is principally associated with better than expected loss experience in some of our self-insurance programs.

Foreign currency

     Foreign currency gains increased from $79,000 in the second quarter of 2002 to $496,000 in the second quarter of 2003. This increase is principally associated with our Canadian operations and is due to the strengthening of the Canadian dollar against the U.S. dollar.

Interest Income/Expense

     Net interest expense was $3.8 million for the second quarter of 2003, an increase of $2.2 million as compared to $1.6 million for the first quarter of 2002. The increase in net interest cost is principally due to the effects of the interest rate swap arrangement entered into in November 2001 which was terminated in July 2002. The recorded effects of the swap arrangement in the second quarter of 2002 resulted in a decrease in interest expense of $1.8 million for that period. In addition, average outstanding borrowings increased $15.4 million in the second quarter of 2003 as compared to the prior year quarter, while the average effective interest rate remained unchanged at 8.6%. The increase in the average outstanding borrowings is primarily attributable to a draw of $9.3 million for the purchase of raw barite inventory which had previously been held on consignment.

Provision for Income Taxes

     For the quarter ended June 30, 2003 we recorded an income tax provision of $1.4 million, reflecting an effective income tax rate of 38%. For the quarter ended June 30, 2002, we recorded an income tax provision of $629,000, reflecting an income tax rate of 36%.

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

     As a result of the repurchase of the Series A Stock, we recorded a non-cash charge of $861,350 ($.01 per share) as of May 15, 2002 for the write-off of the unamortized balance of the discount received upon the issuance of the Series A Stock in April 1999. This discount was previously being amortized over a period of five years. The Warrants issued in conjunction with the issuance of the Series A Stock (Series A Warrant) and Series B Preferred Stock (Series B Warrants) contain anti-dilution provisions. A total of 22,162 additional shares of Common Stock became issuable on exercise of the Series A Warrants and 56,683 additional shares of Common Stock became issuable on exercise of the Series B Warrants in the second quarter of 2002 under these anti-dilution provisions, primarily related to the issuance of the two million common shares noted above. During the second quarter of 2002, we recorded a one-time adjustment of $194,004 to our equity accounts to reflect the value assigned to the additional shares of common stock issuable on exercise of these Warrants. These charges, totaling $1,055,000, are included in other non-cash preferred stock charges in the income statement for the quarter ended June 30, 2002.

     As a result of the repurchase of Series A Stock, and conversions of Series C Preferred Stock from October 2002 through May 2003, the amount of preferred stock outstanding has been reduced significantly and has resulted in the reduction in preferred stock dividends. As of June 30, 2003, the only preferred stock outstanding is Series B Preferred Stock, with a stated value of $30 million. This preferred stock accrues dividends at the rate of 4.5% per year, or $337,500 per quarter.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues

     E&P Waste Disposal: Waste disposal revenue increased $3.4 million, or 15%, on a 23% increase in waste volumes received. During the first six months of 2003, we received 1,786,000 barrels of E&P waste, compared to 1,455,000 barrels in the comparable period of 2002. The increase in waste volumes received is significantly higher than the 4% increase in Gulf Coast market rigs active during the comparable periods. As noted above, we believe this is an indication of the impact of the new discharge limitations on synthetic-based fluids that recently became fully effective. We also opened a new facility at Galveston, Texas in the third quarter of 2002 that immediately began to receive waste from customers in that area, yielding a modest increase in market share. The average revenue per barrel declined 2%, to $12.75, as compared to an average of $12.97 for the first half of 2002, as a result of changes in the mix of waste streams received.

     Fluids Sales and Engineering: Revenues for this segment increased $17.4 million, or 19%, to $107.2 million during the first half of 2003, as compared to the first half of 2002. This increase in revenue is principally associated with the acquisition of our AVA, S.p.A. drilling fluids unit in May 2002 and an increase in our Canadian drilling fluids unit resulting from an improved Canadian market in 2003 compared to 2002. The AVA unit generated revenues of $16.5 million in the first half of 2003, as compared to $3.6 million in the first half of 2002. The Canadian unit generated revenues of $21.1 million in the first half of 2003, as compared to $11.6 million in the first half of 2002. The increase in these areas was partially offset by a decline in Gulf Coast revenues.

     The average number of rigs we serviced in the North American market increased by 19%, from 117 in 2002 to 139 in 2003. The average annual revenue per rig for the North American market declined 12% to approximately $1.3 million in the first half of 2003, as compared to approximately $1.5 million for the comparable period in 2002, primarily due to the relative decline of higher-value Gulf Coast rigs in the mix of rigs serviced.

     Mat and Integrated Services: Mat revenue for the first six months of 2002 was $49.1 million, compared to $39.5 million in the comparable prior year period, an increase of 24%. This increase is primarily attributable to improved pricing and volume for the Gulf Coast rental market and an increase in wooden mat sales in Canada.

     Pricing of mats rented in the core Gulf Coast market increased compared to a year ago due to improving market conditions and decreased industry capacity. Average rental pricing increased to $1.07 from $.63 per square foot, while volume installed increased to 9 million square feet, as compared to 7.7 million square feet. Recent increases in the volume of non-

oilfield market rentals, primarily to customers in the utilities industry, have helped to increase the average rental pricing in the first half of 2003.

     In the first half of 2003, we also sold approximately $4.0 million of wooden mats from our Canadian mat rental fleet in an effort to decrease our capital investment in this market and transition these operations to principally focus on composite and wooden mat sales. During the first half of 2003, we sold approximately 3,500 composite mats, generating revenue of $7.1 million, as compared to $7.9 million of revenue on approximately 4,800 mats sold in the comparable period of 2002.

Operating Income

     E&P Waste Disposal: Waste disposal operating income increased $4.3 million on a $3.4 million increase in revenues. The significant increase in operating margin for this segment reflects the effect of cost reduction measures which were fully implemented by the middle of 2002. These cost reduction measures were made in response to declining waste volumes experienced in 2001 and in an effort to improve the variable nature of our waste disposal cost structure. These cost reduction efforts included the decision not to renew our disposal contract with U.S. Liquids upon its expiration on June 30, 2002.

     Fluids Sales and Engineering: Operating income for this segment declined $1.9 million in spite of an increase of $17.4 million in revenues. The operating margin for this segment in the first half of 2003 was 5.3%, as compared to 8.4% in the first half of 2002. The decline in operating margin reflects the concentration of revenue growth during the period in Canada and the Mediterranean, where rig activity generally involves lower technology and correspondingly lower margins. In addition, the $8.5 million decline in Gulf Coast revenues resulted in an operating loss for the Gulf Coast drilling fluids unit due to the high infrastructure costs associated with the offshore market.

     Mat and Integrated Services: Mat and integrated services operating income increased $683,000 on a $9.5 million increase in revenues. The operating margin for this segment in the first half of 2003 and 2002 was 6.8%. While pricing for the mat rental business improved in the first half of 2003 as compared to 2002, the benefits realized from improved prices were offset by the reduction in composite mat sales, which typically generate a gross margin of approximately 40% to 45%. In addition, the low incremental margin recognized on Canadian wooden mat sales, negatively impacted margins in 2003.

General and Administrative Expense

     General and administrative expense declined $1.0 million to $2.1 million in the first six months of 2003, as compared to the same period in 2002. This decline is principally associated with better than expected loss experience in some of our self-insurance programs.

Foreign currency

     Foreign currency gains increased from $75,000 in the first six months of 2002 to $773,000 in the first six months of 2003. This increase is principally associated with our Canadian operations and is due to the strengthening of the Canadian dollar against the U.S. dollar.

Interest Income/Expense

     Net interest expense was $7.3 million for the first six months of 2003, an increase of $2.7 million, compared to $4.6 million for the first six months of 2002. The decrease in net interest cost is principally due to the effects of the interest rate swap arrangement entered into in November of 2001. This swap arrangement was settled as of July 10, 2002. The total benefit from this arrangement recognized in the six-month period ended June 30, 2002 was $2.2 million. In addition to the swap arrangement, interest expense was higher in the first six months of 2003 compared to the prior year due to an increase of $15.2 million in average outstanding borrowings, while the average effective interest rate remained relatively unchanged at approximately 8.4%.

Provision for Income Taxes

     For the six months ended June 30, 2003 we recorded an income tax provision of $2.4 million, reflecting an income tax rate of 37.6%. For the six months ended June 30, 2002, we recorded an income tax provision of $1.5 million, reflecting an income tax rate of 36.0%.

Liquidity and Capital Resources

     Cash generated from operations for the first six months of 2003 totaled $6.6 million, which, combined with $5.5 million of net funds received from financing activities, were used principally to fund capital expenditures of $12.7 million.

     Working capital data is as follows:

	June 30,	December 31,
	2003	2002

Working Capital (000’s)	$127,402	$116,434
Current Ratio	2.66	2.82

     The $11 million increase in working capital during the first six months of 2003 is principally associated with inventory and included the purchase, at a discount to the market, of previously consigned barite inventory from a supplier exiting the business. The majority of this investment will be recaptured from operations during the next several months. Other inventory additions in the period included $3.9 million of composite mats for resale, substantially completing our 2003 planned purchases. We expect that improving sales of composite mats in 2003 will be a source of cash flow.

     We are focusing our attention on reducing our investment in accounts receivable and inventory over the remainder of the year in relation to total sales and cost of sales. This potential reduction in working capital could be a source of additional cash that would accelerate our planned debt repayment.

     We estimate that capital expenditures will be approximately $20 million in 2003, with approximately $6 million used to relocate our primary barite grinding facilities and $4 million for maintenance capital. The remaining amount is expected to be used principally to expand drilling fluids service capacity. Our commitments to expand drilling fluids capacity will be monitored and adjusted depending on market conditions. We expect to fund 2003 capital expenditures with cash generated from operations. We anticipate that cash flow from operations will provide the majority of our cash needs and that the remaining availability under our credit facility will be sufficient to meet our working capital funding needs in any cyclical recovery.

     Our long term capitalization was as follows (in thousands):

	June 30,	December 31,
	2003	2002

Long-term debt:
Credit facility	$42,000	$37,500
Senior Subordinated Notes	125,000	125,000
Other	7,861	9,549

Total long-term debt	174,861	172,049
Stockholders’ equity	312,965	305,423

Total capitalization	$487,826	$477,472

Long-term debt to long-term capitalization	35.8%	36.0%

     Effective January 31, 2002, we completed the resyndication of our $100 million bank credit facility, expanding the participants to six banks from four, and extending the term through February 2005. The compliance ratios were simplified, and minor technical changes were implemented to simplify the documentation. At June 30, 2003, $17.0 million in letters of credit were issued and outstanding under the facility and $42.0 million was outstanding under the revolving facility, leaving $41.0 million of availability under this facility at June 30, 2003.

     The credit facility bears interest at either a specified prime rate (4.0% at June 30, 2003) or the LIBOR rate (1.1% at June 30, 2003), in each case plus a spread determined quarterly based on the ratio of our funded debt to cash flow. The weighted average interest rates on the outstanding balance under the credit facility for the three months and six months ended June 30, 2003 were 5.63% and 5.83%, respectively, as compared to 5.94% and 4.95%, respectively, for the comparable periods in 2002.

     The credit facility contains certain financial covenants. As of June 30, 2003, we were in compliance with the covenants contained in the credit facility. Our Senior Subordinated Notes (“Notes”) do not contain any financial covenants. However, if we do not meet the financial covenants of the bank credit facility and are unable to obtain an amendment from the banks, we would be in default of the credit facility which would cause the Notes to be in default and immediately due. The Notes, the bank credit facility and the certificates of designation relating to our preferred stock also contain covenants that significantly limit the payment of dividends on our common stock.

     With respect to off balance sheet liabilities, we lease most of our office and warehouse space, rolling stock and certain pieces of operating equipment under operating leases. In addition, as discussed below in Item 3, during 2001 we entered into a limited duration interest rate swap arrangement. This arrangement was terminated in July 2002. We have issued a guaranty of certain debt obligations of the manufacturer of our composite mats. This guaranty is backed by a letter of credit. The amount of this guaranty as of June 30, 2003 was $8.9 million. The underlying debt obligation of the manufacturer matures in approximately six years, and current sales of composite mats are generating sufficient cash flows to support this debt, which is amortizing on schedule. We have also issued a guaranty for certain debt obligations of a joint venture which supplies a portion of our wooden mats on a day rate leasing basis. The amount of this guaranty as of June 30, 2003 was $7.7 million.

     Except as described in the preceding paragraphs, we are not aware of any material expenditures, significant balloon payments or other payments on long term obligations or any other demands or commitments, including off-balance sheet items to be incurred within the next 12 months. Inflation has not materially impacted our revenues or income.

New Accounting Standards.

     In June 2001, the FASB issued FAS 143, “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002. FAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Our principal retirement obligations consist of expected costs of site restoration and other cleanup costs at leased facilities for all of our business units and costs to plug and abandon wells at our disposal facilities owned or leased by our E&P waste disposal segment. We anticipate that the majority of the costs related to asset retirement obligations will be incurred between the years 2022 and 2052. Based on our current business plans, no material expenditures for asset retirement obligations are expected prior to 2012.

     We adopted FAS 143 on January 1, 2003, at which time a liability of $343,000 was recorded as a component of other non-current liabilities, representing the fair value of the expected future liability for asset retirement obligations at the date of adoption. In addition, upon adoption, net assets of $184,000 were recorded, reflecting the unamortized value of the net assets that would have been recorded at the time the obligations originated, less accumulated depreciation from that date to the date of adoption. The gross difference between the net liability and net assets as of the date of adoption was $159,000 and has been recorded as a component of operating expenses. This amount was considered immaterial and was not disclosed as a cumulative effect of accounting change.

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

     We are currently assessing the impact of FIN 46 on the reporting for our two variable interest entities. These variable interest entities consist of a 49% interest in the LOMA Company, LLC (LOMA), the manufacturer of our composite mats and a 49% interest in a joint venture with the leading producer of wooden mat systems (MOCTX). Both of these variable interest entities are accounted for under the equity method and are not consolidated in our financial statements. It is possible that we could conclude, after completion of our assessment, that one or both of these entities would need to be consolidated in our financial statements. If this were to occur, the assets and the liabilities of the variable interest entity and the operating results of that entity would be consolidated into our financial statements. In addition, the recorded investments in these entities, representing our 49% interest in the equity of the entities, would be eliminated in consolidation and minority interest, representing the 51% uncontrolled interest would be recorded.

     If these entities were consolidated, the impact would not be considered material to our results of operations, since all of the operating activity of these variable interest entities is with us or one of our wholly-owned subsidiaries and this activity would be eliminated in consolidation. The assets and liabilities of both Loma and MOCTX that would be consolidated with our balance sheet, after consideration of elimination entries, would consist principally of fixed assets and long-term debt. The unaudited fixed asset balances of Loma and MOCTX at June 30, 2003 were approximately $7.0 million and $7.7 million, respectively. The unaudited long-term debt balances of Loma and MOCTX at June 30, 2003 were approximately $7.5 million and $7.7 million, respectively. Our guarantees of the indebtedness of Loma and MOCTX have been previously disclosed.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to certain market risks that are inherent in our financial instruments arising from transactions that are entered into in the normal course of business. Historically, we have not entered into derivative financial instrument transactions to manage or reduce market risk or for speculative purposes. However, in November 2001, we did enter into an interest-rate swap arrangement, which was terminated in July 2002. A discussion of our primary market risk exposure in financial instruments is presented below.

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

ITEM 4. Controls and Procedures

     Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to Newpark (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

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

     Among the risks and uncertainties that could cause future events and results to differ materially from those anticipated by us in the forward-looking statements included in this report are the following:

•	A material decline in the level of oil and gas exploration and production and any reduction in the industry’s willingness to spend capital on environmental and oilfield services could adversely affect the demand for our services;

•	Material changes in oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital could adversely affect the demand for our services;

•	Changes in domestic and international political, military, regulatory and economic conditions may adversely affect the demand for oil and gas or production volumes;

•	A rescission or relaxation of government regulations affecting E&P and NORM waste disposal could reduce the demand for our services and reduce our revenues and income.

•	Changes in existing regulations could require us to change the way we do business, which may have a material adverse affect on our consolidated financial statements;

•	Our patents or other proprietary technology may not prevent our competitors from developing substantially similar technology, which would reduce any competitive advantages we may have from these patents and proprietary technology;

•	We may not be able to keep pace with the continual and rapid technological developments that characterize the market for our products and services, and our failure to do so may result in our loss of market share;

•	We face intense competition in our existing markets and expect to face tough competition in any markets into which we seek to expand, which will put pressure on our ability to maintain our current market share and may limit our ability to expand our market share or enter into new markets;

•	We may not be able to successfully integrate our recent acquisitions, including AVA, into our operations, and these acquisitions may not achieve sales and profitability levels that justify our investment in them, which could result in these businesses placing downward pressure on our margins or our disposing of these businesses at a loss;

•	The demand for our services may be adversely affected by shortages of critical supplies or equipment in the oil and gas industry and personnel trained to operate this equipment;

•	We may not be able to successfully replace our wooden mat fleet with our new composite mats or introduce our other new products and services, including our DeepDrill™ technology and our new Dura-Base™ SP-12 mat, and we may not be successful in gaining acceptance or market share for these products and services;

•	We may not be able to maintain the necessary permits to operate our non-hazardous waste disposal wells or we may not be able to successfully compete in this market;

•	Adverse weather conditions could disrupt drilling operations and reduce the demand for our services;

•	We would be adversely affected if there were any delays in implementing the new synthetic fluids disposal regulations or if these regulations failed to materially impact waste disposal volumes or drilling fluids revenues;

•	We may fail to comply with any of the numerous Federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our business, or these regulations and policies may change, and we may face fines or other penalties if we fail to comply with these new regulations, or be forced to make significant capital expenditures or changes to our operations;

•	Our business exposes us to potential environmental or regulatory liability, and we could be required to pay substantial amounts with respect to these liabilities, including the costs to clean up and close contaminated sites;

•	We may not have adequate insurance for potential liabilities, and any significant liability not covered by insurance or in excess of our coverage limits could have a material adverse affect on our financial condition;

•	Our international operations are subject to uncertainties which could limit our ability to expand or reduce the revenues and profitability of these operations, including difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties and regulations, unexpected changes in regulatory environments, inadequate protection of intellectual property in foreign countries, legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers, among other risks; and

•	Any increases in interest rates under our credit facility, either as a result of increases in the prime or LIBOR rates or as a result of changes in our funded debt to cash flow ratio, would increase our cost of borrowing and have an adverse affect on our consolidated financial statements.

     For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in the Prospectus included in our Registration Statement on Form S-3 filed on May 8, 2002 (File No. 333-87840), and to the section entitled “Forward-Looking Statements” on page 17 of that Prospectus.

PART II

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	Newpark held an Annual Meeting of Stockholders on June 11, 2003.

(b)	The following eight directors were elected at that meeting to serve until the next Annual Stockholders’ Meeting, with the following votes cast:

	For	Against

William Thomas Ballantine	53,900,210	17,154,303
Jerry W. Box	68,789,561	2,264,952
James D. Cole	54,262,162	16,792,351
David P. Hunt	68,093,041	2,961,472
Alan Kaufman	68,093,027	2,961,486
James H. Stone	68,789,503	2,265,010
Roger C. Stull	68,093,021	2,961,492
F. Walker Tucei, Jr.	68,093,007	2,961,506

(c)	Shareholders adopted the 2003 Long Term Incentive Plan, with the following votes cast:

For	Against

68,803,901	2,942,942

(d)	Shareholders ratified the selection of Ernst & Young LLP as independent auditors for the fiscal year ended December 31, 2003, with the following votes cast:

For	Against

68,234,220	2,790,534

ITEM 5. Other Information

     Through a consolidated subsidiary, we purchase composite mats from the Loma Company, LLC (“Loma”), which manufactures the mats under an exclusive license granted by OLS Consulting Services, Inc. (“OLS”). Through a separate consolidated subsidiary, we own 49% of Loma and OLS holds the remaining 51% interest. OLS has granted us an exclusive license to use and sell these mats.

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

     Loma and OLS have taken the position that the Bravo Mats™ are covered by the exclusive license agreement, and that our manufacturing of even a limited quantity of Bravo Mats™ is a material breach of the exclusive license agreement. Loma and OLS have threatened to terminate our exclusive license. As provided in the licensing agreement, we have initiated a mediation proceeding on this matter, which is scheduled for the third quarter of 2003. Loma has also taken the position that it has the right to sell composite mats to third parties, despite our exclusive license to use and sell them. We contend that no violation has occurred and that Loma has no right to sell the composite mats it manufactures to anyone other than Newpark.

     Although there is no litigation pending with respect to these claims, we are vigorously contesting Loma’s and OLS’s positions, which we believe to be frivolous. As previously reported in our annual report on Form 10-K for the year ended December 31, 2002, litigation is already pending concerning the pricing formula that Loma utilizes to invoice us for mats. The parties have recently initiated a series of discussions intended to resolve their differences. We believe that we would prevail if any litigation were to result from the claims of Loma and OLS.

ITEM 6. Exhibit and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of James D. Cole pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Matthew W. Hardey pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Matthew W. Hardey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the period covered by this report, we filed the following Forms 8-K:

1. Form 8-K dated April 22, 2003 regarding issuance of press release announcing expectations for Newpark’s results for the three months ended March 31, 2003.

2. Form 8-K dated May 5, 2003 regarding issuance of press release announcing Newpark’s results for the three months ended March 31, 2003.

3. Form 8-K dated June 11, 2003 regarding various corporate governance matters including the following:

•	Assignment of Board of Director committee memberships and chairmanships;

•	determination of independence for outside directors;

•	creation of the position of “Lead Independent Director” with specified responsibilities;

•	election of David P. Hunt to serve as Lead Independent Director until his successor is elected;

•	adoption of a Corporate Governance Policy;

•	adoption of a Code of Ethics for Directors, Officers and Employees;

•	adoption of a revised Charter for the Audit Committee;

•	adoption of a revised Charter for the Compensation Committee; and

•	adoption of a Charter for the Nominating and Corporate Governance Committee.

NEWPARK RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2003

NEWPARK RESOURCES, INC.

By:	/s/ James D. Cole

James D. Cole, Chairman and Chief
Executive Officer

By:	/s/ Matthew W. Hardey

Matthew W. Hardey, Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of James D. Cole pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Matthew W. Hardey pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Matthew W. Hardey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.