Form 10-Q
period 2003-09-30
NEWPARK RESOURCES INC
filed 2003-11-12
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003	Commission File No. 1-2960

Newpark Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1123385 (I.R.S. Employer Identification No.)

3850 N. Causeway, Suite 1770 Metairie, Louisiana (Address of principal executive offices)	70002 (Zip Code)

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

Common stock, $0.01 par value: 80,960,845 shares at November 7, 2003.

NEWPARK RESOURCES, INC.
INDEX TO FORM 10-Q
FOR THE THREE MONTH PERIOD ENDED
September 30, 2003

Item		Page
Number	Description	Number

	PART I
1	Unaudited Consolidated Financial Statements:
	Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Statements of Operations for the Three Month and Nine Month Periods Ended September 30, 2003 and 2002	4
	Statements of Comprehensive Income for the Nine Month Periods Ended September 30, 2003 and 2002	5
	Statements of Cash Flows for the Nine Month Periods Ended September 30, 2003 and 2002	6
	Notes to Unaudited Consolidated Financial Statements	7
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
3	Quantitative and Qualitative Disclosures about Market Risk	33
4	Controls and Procedures	33
	PART II
1	Legal Proceedings	37
4	Submission of Matters to a Vote of Security Holders	37
6	Exhibits and Reports on Form 8-K	37
	Signatures	38

Newpark Resources, Inc.

Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,697	$2,725
Trade accounts receivable, less allowance of $1,891 in 2003 and $2,102 in 2002	93,816	97,657
Notes and other receivables	5,586	3,307
Inventories	76,192	55,473
Deferred tax asset	10,052	11,094
Prepaid expenses and other current assets	9,730	10,039

Total current assets	199,073	180,295
Property, plant and equipment, at cost, net of accumulated depreciation	207,546	204,703
Goodwill	113,092	110,727
Deferred tax asset	7,489	8,950
Other intangible assets, net of accumulated amortization	15,330	15,786
Other assets	20,839	21,795

	$563,369	$542,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Foreign bank lines of credit	$7,797	$6,621
Current maturities of long-term debt	3,092	3,258
Accounts payable	38,202	35,568
Accrued liabilities	27,280	18,414

Total current liabilities	76,371	63,861
Long-term debt, less current portion	169,654	172,049
Other non-current liabilities	1,742	923
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized, 120,000 and 167,500 shares outstanding at September 30, 2003 and December 31, 2002, respectively	30,000	41,875
Common Stock, $.01 par value, 100,000,000 shares authorized, 80,960,845 and 77,710,192 shares outstanding at September 30, 2003 and December 31, 2002, respectively	810	777
Paid-in capital	390,390	376,278
Unearned restricted stock compensation	(915)	(281)
Accumulated other comprehensive income (loss)	4,240	(864)
Retained deficit	(108,923)	(112,362)

Total stockholders’ equity	315,602	305,423

	$563,369	$542,256

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Operations
For the Three and Nine Month Periods Ended September 30
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2003	2002	2003	2002

Revenues	$95,593	$79,406	$278,553	$232,072
Operating costs and expenses:
Cost of services provided	61,766	50,325	177,306	149,947
Operating costs	27,806	23,035	80,372	64,339

	89,572	73,360	257,678	214,286
General and administrative expenses	861	1,328	2,967	4,462

Operating income	5,160	4,718	17,908	13,324
Foreign currency (gain) loss	16	78	(758)	3
Interest income	(138)	(140)	(570)	(488)
Interest expense	3,719	3,510	11,413	8,453

Income before income taxes	1,563	1,270	7,823	5,356
Provision for income taxes	779	565	3,133	2,036

Net income	784	705	4,690	3,320
Less:
Preferred stock dividends and accretion	338	674	1,246	2,499
Other non-cash preferred stock charges	—	—	—	1,055

Net income (loss) applicable to common and common equivalent shares	$446	$31	$3,444	$(234)

Basic and diluted income (loss) per common and common equivalent shares	$0.01	$0.00	$0.04	$(0.00)

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Comprehensive Income
For the Nine Month Periods Ended September 30,
(Unaudited)

(In thousands)	2003	2002

Net income	$4,690	$3,320
Other comprehensive income:
Foreign currency translation adjustments	5,104	383

Comprehensive income	$9,794	$3,703

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30,
(Unaudited)

(In thousands)	2003	2002

Cash flows from operating activities:
Net income	$4,690	$3,320
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	16,050	16,739
Provision for deferred income taxes	2,826	1,507
Gain (loss) on sale of assets	94	(66)
Change in assets and liabilities:
Decrease (increase) in accounts and notes receivable	3,662	(2,922)
Increase in inventories	(20,080)	(9,443)
Decrease (increase) in other assets	912	(5,845)
Increase in accounts payable	2,733	2,464
Increase in accrued liabilities and other	9,335	2,304

Net cash provided by operating activities	20,222	8,058

Cash flows from investing activities:
Capital expenditures	(18,374)	(11,178)
Proceeds from sale of property, plant and equipment	125	519
Acquisitions, net of cash acquired	—	(5,558)
Payments received on notes receivable	1,171	1,682

Net cash used in investing activities	(17,078)	(14,535)

Cash flows from financing activities:
Net borrowings on lines of credit	504	150
Principal payments on notes payable and long-term debt	(2,852)	(2,409)
Proceeds from exercise of stock options and ESPP	176	1,747
Proceeds from public offering, net of cash	—	16,400
Repurchase of preferred stock	—	(15,105)

Net cash provided by (used in) financing activities	(2,172)	783

Net increase (decrease) in cash and cash equivalents	972	(5,694)
Cash and cash equivalents at beginning of period	2,725	7,504

Cash and cash equivalents at end of period	$3,697	$1,810

See Accompanying Notes to Unaudited Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Statements

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. (“Newpark”) as of September 30, 2003, and the results of its operations and its cash flows for the three month and nine month periods ended September 30, 2003 and 2002. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 2002 audited financial statements and related notes filed on Form 10-K. The results of operations for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

Note 2 - Common Stock and Preferred Stock Transactions

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

Note 3 - Acquisition

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

Note 4 - Earnings Per Share

     The following table presents the reconciliation of the numerator and denominator for calculating income per share in accordance with the disclosure requirements of Financial Accounting Standards (FAS) 128 (in thousands, except per share amounts).

	Three Months Ended
	September 30,
	2003	2002

Income applicable to common and common equivalent shares	$446	$31

Weighted average number of common shares outstanding	80,892	73,201
Add:
Net effect of dilutive stock options and warrants	154	67

Adjusted weighted average number of common shares Outstanding	81,046	73,268

Basic and diluted income applicable to common and common equivalent shares	$.01	$.00

	Nine Months Ended
	September 30,
	2003	2002

Income (loss) applicable to common and common equivalent shares	$3,444	$(234)

Weighted average number of common shares outstanding	79,379	71,879
Add:
Net effect of dilutive stock options and warrants	128	—

Adjusted weighted average number of common shares Outstanding	79,507	71,879

Basic and diluted income (loss) applicable to common and common equivalent shares	$.04	$(.00)

     Basic net income (loss) per share was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the three months ended September 30, 2003 and 2002, Newpark had dilutive stock options and warrants of approximately 1.3 million shares and 461,000 shares, respectively, which were assumed exercised using the treasury stock method. For the nine months ended September 30, 2003 Newpark had dilutive stock options and warrants of approximately 687,000 shares which were assumed exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods. Since Newpark incurred a loss for the nine months ended September 30, 2002, all options and warrants outstanding for these periods were excluded from the computation of loss per share as they would be considered anti-dilutive.

     Options and warrants to purchase a total of approximately 10.0 million shares and 10.5 million shares of common stock were outstanding during the three months ended September 30, 2003 and 2002, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive. Options and warrants to purchase a total of approximately 10.4 million shares of common stock were outstanding during the nine months ended September 30, 2003 but were not included in the computation of diluted income per share because they were anti-dilutive.

     The net effect of the assumed conversion of preferred stock through the date of repurchase or conversion has been excluded from the computation of diluted income per share for all periods presented because the effect would be anti-dilutive.

Note 5 - Stock-Based Compensation

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

	Three Months Ended
	September 30,
(In thousands, except per share data)	2003	2002

Income (loss) applicable to common and common equivalent shares:
As reported	$446	$31
Add recorded stock compensation expense net of related taxes	73	149
Deduct stock based employee compensation expense determined under fair value based method for all awards, net of related taxes	(589)	(773)

Pro forma	$(70)	$(593)

Basic and diluted net income (loss) per share:
As reported	$.01	$.00

Proforma	$(.00)	$(.01)

	Nine Months Ended
	September 30,
(In thousands, except per share data)	2003	2002

Income (loss) applicable to common and common equivalent shares:
As reported	$3,444	$(234)
Add recorded stock compensation expense, net of related taxes	96	287
Deduct stock based employee compensation expense determined under fair value based method for all awards, net of related taxes	(1,634)	(2,150)

Pro forma	$1,906	$(2,097)

Basic and diluted net income (loss) per share:
As reported	$.04	$(.00)

Proforma	$.02	$(.03)

Note 6 - Accounts Receivable

     Included in accounts receivable at September 30, 2003 and December 31, 2002 are:

	September 30,	December 31,
(in thousands)	2003	2002

Trade receivables	$86,965	$88,951
Unbilled revenues	8,741	10,808

Gross trade receivables	95,707	99,759
Allowance for doubtful accounts	(1,891)	(2,102)

Net trade receivables	$93,816	$97,657

Note 7 - Inventory

     Newpark’s inventory consisted of the following items at September 30, 2003 and December 31, 2002:

	September 30,	December 31,
(in thousands)	2003	2002

Composite mats	$20,817	$17,039
Drilling fluids raw material and components	48,746	34,108
Logs	4,877	3,040
Supplies	328	354
Other	1,425	932

Total	$76,192	$55,473

     The increase in drilling fluids raw material and components is principally related to the change from a consigned raw barite inventory to a purchased raw barite inventory. This change, resulted in an increase in inventory of approximately $11.3 million from December 31, 2002 to September 30, 2003. In addition to this change, drilling fluids raw material and components inventory has increased as a result of increased activity, principally in areas outside of the Gulf Coast market.

Note 8 - Long-Term Debt

     As of September 30, 2003, Newpark had outstanding $125 million of unsecured senior subordinated notes (the “Notes”) which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on June 15 and December 15. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of Newpark. Each of the guarantees is an unsecured obligation of the guarantor and is subordinate to the guarantees provided by and the obligations of such guarantor subsidiaries under Newpark’s credit facility and other senior indebtedness of such subsidiaries. Each guarantee ranks pari passu with, or prior to, all existing and future indebtedness of the guarantor that is, by its terms, expressly subordinated to such guarantor’s senior indebtedness. The net proceeds from the issuance of the Notes were used by Newpark to repay outstanding revolving indebtedness and for general corporate purposes, including working capital, capital expenditures and acquisitions of businesses.

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

     Effective September 30, 2003, Newpark amended its bank credit facility. This amendment, among other modifications, included a temporary reduction in the amount available under the credit facility from $100 million to $70 million. This temporary reduction in availability will remain until such time as Newpark meets certain covenant ratios as defined in the amendment. Newpark management believes that this temporary reduction in availability will not impair the Company's ability to meet its planned capital needs in the near term. The amended credit facility, in the form of a revolving line of credit commitment that expires February 27, 2005, allows for up to $10.0 million in standby letters of credit. At September 30, 2003, $10.0 million in letters of credit were issued and outstanding under the facility and $37.5 million was outstanding under the revolving facility, leaving $22.5 million of availability under this facility at September 30, 2003. The facility bears interest at either a specified prime rate (4.0% at September 30, 2003) or the LIBOR rate (1.1% at September 30, 2003), in each case plus a spread determined quarterly based on the ratio of Newpark’s funded debt to cash flow. The weighted average interest rates on the outstanding balance under the credit facility for the three months and nine months ended September 30, 2003 were 5.7% and 5.6%, respectively, as compared to 6.1% and 5.3%, respectively, for the comparable periods in 2002.

     The credit facility contains certain financial covenants. As of September 30, 2003, Newpark was in compliance with the financial covenants contained in the credit facility.

Note 9 - New Accounting Standards

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

     In January 2003, the FASB issued Financial Interpretation Number (“FIN”) 46 “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 were effective for all financial statements issued after January 31,

2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after December 15, 2003.

     Management is currently assessing the impact of FIN 46 on the reporting for Newpark’s two variable interest entities. These variable interest entities consist of a 49% interest in the Loma Company, LLC (Loma), the manufacturer of Newpark’s composite mats, and a 49% interest in a joint venture with the leading producer of wooden mat systems (MOCTX). Both of these variable interest entities are accounted for under the equity method and are not consolidated in Newpark’s financial statements. It is possible that management could conclude, after completion of its assessment, that one or both of these entities would need to be consolidated in Newpark’s financial statements. If this were to occur, the assets and the liabilities of the variable interest entity and the operating results of that entity would be consolidated into Newpark’s financial statements. In addition, the recorded investments in these entities, representing Newpark’s 49% interest in the equity of the entities, would be eliminated in consolidation and a minority interest, representing the 51% uncontrolled interest, would be recorded.

     If these entities were consolidated, the impact would not be considered material to Newpark’s results of operations, since all of the operating activity of these variable interest entities is with Newpark or one of its wholly-owned subsidiaries and this activity would be eliminated in consolidation. The unaudited assets and liabilities of Loma that would be consolidated with Newpark’s balance sheet, after consideration of elimination entries, at August 31, 2003, the date of the most currently available financial information, are as follows:

Cash	$1,175
Inventory	3,530
Other current assets	99

Total current assets	4,804
Property, plant & equipment, net	6,703
Intangible assets, net	1,444
Other non-current assets	151

Total assets	13,102
Current portion of long-term debt	2,005
Other current liabilities	241

Total current liabilities	2,246
Long-term debt	7,048
Other non-current liabilities	382

Total liabilities	9,676

Net assets, after consideration of eliminations	$3,426

     MOCTX principally operates through an operating lease arrangement for wooden mats. Mats are leased from a third party and in turn leased to a subsidiary of Newpark. There are no significant assets or liabilities recorded on the balance sheet of MOCTX that would be consolidated with Newpark’s balance sheet. The total future minimum lease payment obligation for MOCTX is approximately $7.1 million as of September 30, 2003.

     Newpark guarantees the MOCTX operating lease as well as the long-term debt of LOMA. These guarantees of the indebtedness of Loma and MOCTX have been previously disclosed.

     In May 2003, the FASB issued FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable, as well as certain other financial instruments be classified as liabilities in the financial statements. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning with Newpark’s second quarter of 2004. The provisions of this statement did not have a material impact on Newpark’s consolidated financial statements.

Note 10 - Segment Data

     Summarized financial information, concerning Newpark’s reportable segments is shown in the following table (dollars in thousands):

	Three Months Ended
	September 30,		Increase/(Decrease)

	2003	2002	$	%

Revenues by segment:
E&P waste disposal	$13,726	$14,209	$(483)	(3)%
Fluids sales & engineering	61,997	51,694	10,303	20
Mat & integrated services	19,870	13,503	6,367	47

Total revenues	$95,593	$79,406	$16,187	20%

Operating income by segment:
E&P waste disposal	$3,095	$3,769	$(674)	(18)%
Fluids sales & engineering	3,486	3,546	(60)	(2)
Mat & integrated services	(560)	(1,269)	709	(56)

Total by segment	6,021	6,046	(25)	0
General and administrative expenses	861	1,328	(467)	(35)

Total operating income	$5,160	$4,718	$442	9%

	Nine Months Ended
	September 30,		Increase/(Decrease)

	2003	2002	$	%

Revenues by segment:
E&P waste disposal	$40,374	$37,469	$2,905	8%
Fluids sales & engineering	169,245	141,552	27,693	20
Mat & integrated services	68,934	53,051	15,883	30

Total revenues	$278,553	$232,072	$46,481	20%

Operating income by segment:
E&P waste disposal	$8,960	$5,326	$3,634	68%
Fluids sales & engineering	9,119	11,056	(1,937)	(18)
Mat & integrated services	2,796	1,404	1,392	99

Total by segment	20,875	17,786	3,089	17
General and administrative expenses	2,967	4,462	(1,495)	(34)

Total operating income	$17,908	$13,324	$4,584	34%

The figures above are shown net of intersegment transfers.

Note 11 - Condensed Consolidating Financial Information

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2003
(in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Company Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$221	$383	$3,093	$—	$3,697
Trade accounts receivable, net	—	68,553	27,363	(2,100)	93,816
Inventories	—	63,127	13,065	—	76,192
Other current assets	16,904	7,846	3,118	(2,500)	25,368

Total current assets	17,125	139,909	46,639	(4,600)	199,073
Investment in subsidiaries	431,234	—	—	(431,234)	—
Property, plant and equipment, net	5,444	195,674	6,428	—	207,546
Goodwill	—	95,114	17,978	—	113,092
Other intangible assets, net	—	12,536	2,794	—	15,330
Other assets	32,225	13,672	604	(18,173)	28,328

Total assets	486,028	$456,905	$74,443	$(454,007)	$563,369

Current liabilities:
Foreign bank lines of credit	$—	$—	$7,797	$—	$7,797
Current maturities of long-term debt	—	3,049	43	—	3,092
Accounts payable	712	26,811	12,779	(2,100)	38,202
Accrued liabilities	6,694	17,078	6,008	(2,500)	27,280

Total current liabilities	7,406	46,938	26,627	(4,600)	76,371

Long-term debt, less current portion	162,500	6,956	14,129	(13,931)	169,654
Other non-current liabilities	520	—	1,224	(2)	1,742
Stockholders’ Equity:
Preferred stock	30,000	—	—	—	30,000
Common stock	810	2,677	7,777	(10,454)	810
Paid in capital	390,390	413,321	27,644	(440,965)	390,390
Unearned restricted stock compensation	(915)	—	—	—	(915)
Accumulated other comprehensive income	4,240	—	4,240	(4,240)	4,240
Retained deficit	(108,923)	(12,987)	(7,198)	20,185	(108,923)

Total stockholders’ equity	315,602	403,011	32,463	(435,474)	315,602

Total liabilities and equity	$486,028	$456,905	$74,443	$(454,007)	$563,369

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Company Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$211,893	$66,660	$—	$278,553
Cost of services provided	—	137,468	39,838	—	177,306
Operating costs	—	58,825	21,547	—	80,372

	—	196,293	61,385	—	257,678

General and administrative expense	2,967	—	—	—	2,967

Operating income (loss)	(2,967)	15,600	5,275	—	17,908
Other (income) expense	(206)	(191)	(931)	—	(1,328)
Interest expense	10,573	544	296	—	11,413

Income (loss) before income taxes	(13,334)	15,247	5,910	—	7,823
Income taxes (benefit)	(5,067)	5,540	2,660	—	3,133
Equity in earnings of subsidiaries	12,958	—	—	(12,958)	—

Net income	$4,691	$9,707	$3,250	$(12,958)	$4,690

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Company Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in ) operating activities	$(14,261)	$37,939	$(3,456)	$—	$20,222
Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(1,690)	(14,292)	(2,267)	—	(18,249)
Investments	15,191	(20,820)	5,629	—	—
Payments received on notes receivable	333	838	—	—	1,171

	13,834	(34,274)	3,362	—	(17,078)

Net cash provided by (used in) financing activities:
Net borrowings (payments on) lines of credit, notes payable and long-term debt	—	(3,524)	1,176	—	(2,348)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	176	—	—	—	176

	176	(3,524)	1,176	—	(2,172)

Net increase (decrease) in cash and cash equivalents	(251)	141	1,082	—	972
Cash and cash equivalents:
Beginning of period	472	242	2,011	—	2,725

Ending of period	$221	$383	$3,093	$—	$3,697

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2002
(in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Company Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$472	$242	$2,011	$—	$2,725
Trade accounts receivable, net	—	76,256	24,520	(3,119)	97,657
Inventories	—	46,833	8,640	—	55,473
Other current assets	5,737	19,367	3,076	(3,740)	24,440

Total current assets	6,209	142,698	38,247	(6,859)	180,295
Investment in subsidiaries	415,202	—	—	(415,202)	—
Property, plant and equipment, net	11,283	186,598	6,822	—	204,703
Goodwill	—	95,114	15,613	—	110,727
Other intangible assets, net	—	13,309	2,477	—	15,786
Other assets	39,529	4,256	893	(13,933)	30,745

Total assets	$472,223	$441,975	$64,052	$(435,994)	$542,256

Current liabilities:
Foreign bank lines of credit	$—	$—	$6,621	$—	$6,621
Current portion of long-term debt	—	3,097	161	—	3,258
Accounts payable	444	23,494	14,749	(3,119)	35,568
Accrued liabilities	3,690	12,920	4,304	(2,500)	18,414

Total current liabilities	4,134	39,511	25,835	(5,619)	63,861
Long-term debt, less current portion	162,500	5,318	14,223	(9,992)	172,049
Other non-current liabilities	166	2,100	3,838	(5,181)	923
Preferred stock	41,875	—	—	—	41,875
Common stock	777	2,677	7,777	(10,454)	777
Paid in capital	376,278	416,875	27,502	(444,377)	376,278
Unearned restricted stock compensation	(281)	—	—	—	(281)
Accumulated other comprehensive income	(864)	—	(864)	864	(864)
Retained deficit	(112,362)	(24,506)	(14,259)	38,765	(112,362)

Total stockholders’ equity	305,423	395,046	20,156	(415,202)	305,423

Total liabilities and equity	$472,223	$441,975	$64,052	$(435,994)	$542,256

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Company Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$201,632	$30,440	$—	$232,072
Cost of services provided	—	132,208	17,739	—	149,947
Operating costs	—	51,772	12,567	—	64,339

	—	183,980	30,306	—	214,286

General and administrative expense	4,462	—	—	—	4,462

Operating income (loss)	(4,462)	17,652	134	—	13,324
Other (income) expense	(233)	(195)	(57)	—	(485)
Interest expense	7,511	828	114	—	8,453

Income (loss) before income taxes	(11,740)	17,019	77	—	5,356
Income taxes (benefit)	(4,109)	6,110	35	—	2,036
Equity in earnings of subsidiaries	10,951	—	—	(10,951)	—

Net income	$3,320	$10,909	$42	$(10,951)	$3,320

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(in thousands)

			Non-
	Parent	Guarantor	Guarantor
	Company Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in ) operating activities	$(7,703)	$17,889	$(2,128)	$—	$8,058
Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(1,434)	(8,478)	(747)	—	(10,659)
Acquisitions, net of cash	—	—	(5,558)	—	(5,558)
Investments	9,614	(16,321)	6,707	—	—
Payments received on notes receivable	—	1,682	—	—	1,682

	8,180	(23,117)	402	—	(14,535)

Net cash provided by (used in) financing activities:
Net borrowings (payments on) lines of credit, notes payable and long-term debt	(3,164)	(544)	1,449	—	(2,259)
Net proceeds from common stock issue	16,400	—	—	—	16,400
Repurchase of preferred stock	(15,105)	—	—	—	(15,105)
Proceeds from exercise of stock options and Employee Stock Purchase Plan	1,747	—	—	—	1,747

	(122)	(544)	1,449	—	783

Net increase (decrease) in cash and cash equivalents	355	(5,772)	(277)	—	(5,694)
Cash and cash equivalents:
Beginning of period	142	7,296	66	—	7,504

Ending of period	$497	$1,524	$(211)	$—	$1,810

Note 12 – Legal and Other Matters

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

     Newpark also purchases mats, other than the composite mats, from other suppliers. Recently, Newpark designed and has applied for a patent on a lightweight injection molded mat, called the Bravo Mat™, that is substantially smaller than and differs in other material respects from the mats manufactured by Loma. In the first quarter of 2003, Newpark manufactured a prototype production run of Bravo Mats™, and sold 4,200 of the prototype units to a single customer. The general production of Bravo Mats™ is scheduled to begin in the fourth quarter of 2003.

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

     Recently, OLS, purportedly on Loma's behalf, filed suit against Newpark and several of its officers claiming breach of contract, breach of fiduciary duty and unfair trade practices arising out of the above claims. Newpark intends to vigorously contest this litigation, which Newpark believes to be frivolous. As previously reported in Newpark's annual report on Form 10-K for the year ended December 31, 2002, litigation is already pending concerning the pricing formula that Lorna utilizes to invoice Newpark for mats. A trial date in the pricing litigation has been set for November 17, 2003. Management does not believe that these matters will have a material adverse affect on Newpark’s financial statements.

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

Operating Environment and Recent Developments

     Our operating results depend in large measure on oil and gas drilling activity levels in the markets we serve, as well as on the depth of drilling, which governs the revenue potential of each well. These levels, in turn, depend on oil and gas commodity pricing, inventory levels and product demand. Rig count data is the most widely accepted indicator of drilling activity. Key average rig count data for the last seven quarters is listed in the following table:

	1Q02	2Q02	3Q02	4Q02	1Q03	2Q03	3Q03

U.S Rig Count	814	808	853	846	897	1,028	1,088
Gulf Coast market	224	203	216	223	218	225	228
Gulf Coast market to total	27.5%	25.1%	25.3%	26.4%	24.3%	21.9%	21.0%
Canadian Rig Count	377	144	249	283	492	199	385

Source: Baker Hughes Incorporated

     Our primary Gulf Coast market, which accounted for approximately 57% of third quarter 2003 revenues, includes: (1) South Louisiana Land; (2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. This market has traditionally accounted for approximately 70% of total revenues. The decline in the percentage of Gulf Coast revenues is the result of relatively flat Gulf Coast market activity and revenues relative to the increase in activity and revenues experienced in the other markets we serve. We believe that the flat Gulf Coast activity is a function of the changing risk profile of operations in that market, driven by the challenge of increasing geologic well depth, drilling prospect identification and the resultant higher cost of drilling. From the review of our customers’ plans going forward, we believe that they are adapting to this change and expect increased activity in the Gulf Coast market in 2004.

     In response to these changes in our primary Gulf Coast market, we have begun to expand the marketing of all our products to other geographic areas and, for some products, to customers outside of our traditional oilfield market. This expansion of our marketing efforts is expected to continue the increase in the percentage of non-Gulf revenues to total revenues over the next two or three years, resulting in a greater balance in the mix of Gulf Coast and non-Gulf Coast revenue.

Foreign Markets

     The principal areas of increase in the third quarter of 2003 as compared to the same period in 2002 were in the Canadian and Mediterranean markets. The Canadian market accounted for approximately 13% of 2003 third quarter revenues, compared to 10% in the comparable period of 2002. The increase in Canadian rig activity over the prior year reflects the improving commodity gas market.

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

     Our Mediterranean operations were acquired in May 2002. These operations accounted for approximately 12% of third quarter 2003 revenues as compared to approximately 8% in the comparable period in 2002. This recent acquisition provides new market opportunities in the Mediterranean, Eastern Europe and North Africa.

Products

     We continue to develop a niche in the drilling fluids market based upon our proprietary DeepDrill™ technology. We have recently expanded on this technology by introducing the FlexDrill system that draws from the technology introduced in the DeepDrill™ system several years ago. FlexDrill allows the key components of the system to be added to the fluid as the well progresses, reducing total system cost and simplifying the fluid management process. To date in 2003, 70 customers have drilled more than 290 wells using the FlexDrill system. This product line extension has been well received and we anticipate that, as our Gulf Coast customers increase their activity levels, FlexDrill will become a significant part of our revenue mix in that market.

     We continue to develop the worldwide market for our Dura-Base™ composite mat system. Some markets that we had historically viewed as potential sale markets are showing promise for rentals, while other markets that had been considered rental markets have potential for sales as well. We continue to focus our marketing efforts in eight key markets, including Canada, Alaska and the Arctic, Russia, the Middle East, South America, Mexico, Indonesia and the U.S. utilities markets. We now have completed sales in all of these eight key markets. Visibility of future orders for the Dura-Base™ mat system appears to be improving, with discussions currently underway with customers in Brazil, Peru, Mexico, Indonesia and Alaska.

     We have recently begun marketing the first production run of our new lightweight Bravo Mat™ system and believe that it will substantially broaden the opportunities in mat sales in 2004. This new mat system has been designed specifically for personnel applications by the U.S. military, including walkways and tent flooring, but is likely to have many other applications.

     We continue to enter new markets for our environmental services as opportunities arise. During the third quarter we opened a disposal facility serving Wyoming’s Jonah-Pinedale trend, and we have already committed to an expansion of that facility. Each geographic area has its unique challenges with respect to environmental matters and we continue to meet these challenges through the development of new and innovative technologies.

Other Market Trends

     Current short-term industry forecasts suggest that we should continue to see a slight increase in the number of rigs active in our primary Gulf Coast market, but this increase is expected to develop slowly as customers react to the changing risk profile of the market. We anticipate continued market penetration of critical, deep water and geologically deeper wells with our DeepDrill™ and FlexDrill families of products, which should help to provide revenue growth as the market recovers.

     Current long-term industry forecasts reflect a stable to growing demand for natural gas, predicated upon improving economic conditions. In addition, current gas reserves are being depleted at a rate faster than current replacement through drilling activities. Because many shallow fields in the Gulf Coast market have been heavily exploited, and because of improved economics, producers are increasing drilling depth to reach the larger gas reserves. We expect gas-drilling activity to be increasingly associated with deeper, more costly wells. We view this trend as favorable to demand for product offerings in all of our segments.

Results of Operations

     Summarized financial information concerning our reportable segments is shown in the following table (dollars in thousands):

	Three Months Ended
	September 30,		Increase/(Decrease)

	2003	2002	$	%

Revenues by segment:
E&P waste disposal	$13,726	$14,209	$(483)	(3)%
Fluids sales & engineering	61,997	51,694	10,303	20
Mat & integrated services	19,870	13,503	6,367	47

Total revenues	$95,593	$79,406	$16,187	20%

Operating income by segment:
E&P waste disposal	$3,095	$3,769	$(674)	(18)%
Fluids sales & engineering	3,486	3,546	(60)	(2)
Mat & integrated services	(560)	(1,269)	709	(56)

Total by segment	6,021	6,046	(25)	0
General and administrative expenses	861	1,328	(467)	(35)

Total operating income	$5,160	$4,718	$442	9%

	Nine Months Ended
	September 30,		Increase/(Decrease)

	2003	2002	$	%

Revenues by segment:
E&P waste disposal	$40,374	$37,469	$2,905	8%
Fluids sales & engineering	169,245	141,552	27,693	20
Mat & integrated services	68,934	53,051	15,883	30

Total revenues	$278,553	$232,072	$46,481	20%

Operating income by segment:
E&P waste disposal	$8,960	$5,326	$3,634	68%
Fluids sales & engineering	9,119	11,056	(1,937)	(18)
Mat & integrated services	2,796	1,404	1,392	99

Total by segment	20,875	17,786	3,089	17
General and administrative expenses	2,967	4,462	(1,495)	(34)

Total operating income	$17,908	$13,324	$4,584	34%

The figures above are shown net of intersegment transfers.

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Revenues

     E&P Waste Disposal: Total waste disposal revenue declined $483,000, or 3%, during the quarter ended September 30, 2003, as compared to the same quarter in 2002, principally due to a decline in NORM (naturally occurring radioactive material) revenues, as a result of higher event-driven NORM revenues in the prior year. NORM revenues in the third quarter of 2003 declined to $803,000 from $1.5 million, while industrial waste revenues remained relatively stable.

     Oilfield waste revenues increased slightly to $12.4 million, from $12.2 million in the year ago period. Oilfield waste volume in 2003 increased 5.1% on market share improvement while pricing was down slightly on changes in the mix of waste streams received. During the third quarter of 2003, we received 945,000 barrels of E&P waste, compared to 899,000 barrels in the comparable quarter of 2002. The average revenue per barrel for the third quarter of 2003 declined to $12.41 from $12.84 in the comparable period in 2002.

     Fluids Sales and Engineering: Revenues for this segment increased $10.3 million, or 20%, to $62.0 million during the third quarter of 2003, as compared to the third quarter of 2002. In areas outside the Gulf Coast market, revenues increased 43%. The AVA unit, which services our customers in the Mediterranean, Eastern Europe and North Africa, generated revenues of $11.4 million in the third quarter of 2003 as compared to $6.2 million in the third quarter of 2002. These increases in revenues from areas outside the Gulf Coast were partially offset by a $1.0 million, or 4%, decline in Gulf Coast revenues.

     As noted previously, we believe that the reduction in revenue for the Gulf Coast market is a function of the changing risk profile of operations in that market, and we believe that our customers are adapting to this change and expect increased activity in the Gulf Coast market in 2004.

     The Environmental Protection Agency’s new synthetic based fluid discharge regulations could also accelerate the acceptance of our DeepDrill™ and FlexDrill families of products, since discharge of these products would be exempt from the new regulations, thus reducing the disposal costs of our customers. These new regulations have helped us to open discussions about our drilling fluids products, services and capabilities with many operators who are not currently drilling fluids customers.

     Mat and Integrated Services: Mat and integrated services revenue for the quarter was $19.9 million, as compared to $13.5 million in the comparable prior year quarter, representing an increase of $6.4 million, or 47%. This increase is principally attributable to an increase in wooden mat sales and improvement in volume and pricing for the Gulf Coast rental market.

     In the third quarter of 2003, we sold approximately $2.7 million of wooden mats from our Canadian mat rental fleet in an effort to decrease our capital investment in this market and transition these operations to focus on composite and wooden mat sales. Composite mat sales were insignificant in the current quarter and the comparable prior year quarter. We have recently experienced an increase in the number of price quotations for sales of composite mats on several large projects outside our primary North American oil service market and anticipate that these projects will be the source of increasing composite mat sales revenue in 2004. These quotations include the potential for follow up sales to customers in Peru, Mexico, Indonesia and other markets which have previously acquired composite mats.

     Pricing of mats rented in the core Gulf Coast oilfield market increased compared to a year ago due to continued decreased in industry capacity and an increase in volume. Average rental pricing in the oilfield market increased to $.72 per square foot from $.54 per square foot, while volume increased to 3.9 million square feet from 2.7 million square feet. A decline in non-oilfield rentals, which typically generate significantly higher pricing, partially offset the improvement in pricing and volume in the oilfield market. Re-rental income increased to $2.5 million in the third quarter of 2003, as compared to the prior year amount of $818,000.

     In response to low activity in the Gulf Coast market, where operating results have been unsatisfactory for the last several years, we have worked to diversify the mat rental business into markets removed from our historic base. In spite of a 50% reduction since 1998 in the total number of mats available, the supply remains excessive for the current level of drilling activity, adversely affecting both utilization rates and pricing. We now plan to withdraw approximately half of the 40,000 composite mats currently in our Gulf Coast rental inventory from that market and offer them for rental in other key markets. At the same time, we will continue to develop the non-oilfield market throughout the U.S. and hope to employ the remaining composite mats in other venues where pricing and utilization offer better returns. This process, which could take up to two years to accomplish, should aid in restoring an acceptable return on investment in the Gulf Coast business.

     As noted previously, we continue to develop new markets for composite mat sales and believe that sales of these products will be an increasing source of revenue in 2004.

Operating Income

     E&P Waste Disposal: Waste disposal operating income declined $674,000 on a $483,000 decline in revenues. The operating margin for the third quarter of 2003 was 23% as compared to 27% in the comparable prior year period. The reduction in operating margin is principally due to lower NORM revenues, which typically carry higher margins than oilfield revenues.

     Fluids Sales and Engineering: Operating income for this segment declined $60,000 in spite of an increase of $10.3 million in revenues. The operating margin for this segment in the third quarter of 2003 was 5.6%, as compared to 6.9% in the third quarter of 2002. The decline in operating margin principally reflects the decline in Gulf Coast revenues and the corresponding operating loss for this business unit. The operating loss for the Gulf Coast business unit was not fully offset by operating profit increases in the other drilling fluids business units.

     As noted above, we anticipate activity in the Gulf of Mexico market will increase in 2004. This market represents the premium-priced business for this segment. We expect to see margin improvement throughout 2004 as we continue to penetrate the offshore Gulf of Mexico market and gain wider customer acceptance of our higher-margin premium products, such as our DeepDrill™ and FlexDrill family of products.

     Mat and Integrated Services: Mat and integrated services operating loss declined $709,000 on a $6.4 million increase in revenues. The low incremental margin is primarily attributable to the increase in revenues associated with sales of wooden mats from our rental fleet in Canada discussed above. These sales generated margins of approximately 15%.

General and Administrative Expense

     General and administrative expense declined $467,000, to $861,000 in the third quarter of 2003, as compared to the same period in 2002. This decline is principally associated with better than expected loss experience in some of our self-insurance programs.

Interest Income/Expense

     Net interest expense was $3.6 million for the third quarter of 2003, an increase of $211,000 million as compared to $3.4 million for the third quarter of 2002. The increase in net interest cost is principally due to an increase in the average outstanding borrowings of $4.7 million in the third quarter of 2003 as compared to the prior year quarter. The increase in average outstanding borrowings was partially offset by a decline in the average effective interest rate from 8.4% to 8.2%.

Provision for Income Taxes

     For the quarter ended September 30, 2003, we recorded an income tax provision of $779,000, reflecting an effective income tax rate of 50%. For the quarter ended September 30, 2002, we recorded an income tax provision of $565,000, reflecting an income tax rate of 44%. The effective tax rates for 2003 and 2002 are higher than statutory rates due to adjustments made in the these quarters to reflect increases in the projected annual effective tax rate due to changes in projected results. These rates also reflect the impact of a higher mix of foreign income, which is taxed at higher rates than domestic income. In addition, these rates reflect the impact of certain expenses that are not deductible for tax purposes. The effects of these non-deductible expenses are more pronounced due to the relatively low income levels in both years.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues

     E&P Waste Disposal: Waste disposal revenue increased $2.9 million, or 8%, during the nine months ended September 30, 2003 as compared to the 2002 period, principally due to an increase in waste volumes received. The increase in NOW revenues was partially offset by a decline in pricing and a decline in NORM revenues, as a result of higher event-driven NORM revenues in the prior year. NORM revenues in the first nine months of 2003 declined to $2.2 million from $3.4 million, while industrial waste revenues remained relatively stable.

     NOW revenues increased to $36.5 million, from $32.4 million in the year ago period. During the first nine months of 2003, we received 2.7 million barrels of E&P waste, compared to 2.4 million barrels in the comparable period of 2002, an increase of 16%. The increase in waste volumes received is significantly higher than the 4% increase in Gulf Coast market rigs active during the comparable periods. We believe this is an indication of the impact of the new discharge limitations on synthetic-based fluids that became fully effective in early 2003. The average revenue per barrel declined 2%, to $12.63, as compared to an average of $12.92 for the first nine months of 2002, as a result of changes in the mix of waste streams received.

     Fluids Sales and Engineering: Revenues for this segment increased $27.7 million, or 20%, to $169.2 million during the first nine months of 2003, as compared to the first nine months of 2002. This increase in revenue is principally associated with our acquiring the AVA, S.p.A. drilling fluids unit in May 2002 and an increase in our Canadian drilling fluids unit resulting from an improved Canadian market in 2003 compared to 2002. The AVA unit generated revenues of $27.9 million in the first nine months 2003, as compared to $9.8 million in the first half of 2002. The Canadian unit generated revenues of $30.8 million in the first nine months of 2003, as compared to $18.1 million in the first nine months of 2002. The increase in these areas, as well as other North American areas outside of the Gulf Coast, was partially offset by an $8.8 million decline in Gulf Coast revenues.

     The average number of rigs we serviced in the North American market increased by 11%, from 123 in 2002 to 136 in 2003. The average annual revenue per rig for the North American market declined 10% to approximately $1.4 million in the first nine months of 2003, as compared to approximately $1.5 million for the comparable period in 2002, primarily due to the relative decline of higher-value Gulf Coast rigs in the mix of rigs serviced.

     Mat and Integrated Services: Mat revenue for the first nine months of 2003 was $68.9 million, compared to $53.1 million in the comparable prior year period, an increase of $15.9 million, or 30%. This increase is primarily attributable to improved pricing and volume for the Gulf Coast rental market and an increase in wooden mat sales in Canada.

     Pricing of mats rented in the core Gulf Coast market increased compared to a year ago due to improving market conditions and decreased industry capacity. Average rental pricing increased to $.87 per square foot from $.60 per square foot, while volume installed increased to 12.6 million square feet, as compared to 10.2 million square feet. Re-rental income increased to $6.8 million in the third quarter of 2003, as compared to the prior year amount of $3.9 million.

     In the first nine months of 2003, we also sold approximately $6.4 million of wooden mats from our Canadian mat rental fleet in an effort to decrease our capital investment in this market and transition these operations to principally focus on composite and wooden mat sales.

     These increases were partially offset by a decline in composite mat sales. During the first nine months of 2003, we recorded revenue of $7.5 million related to sales of composite mats, as compared to $12.7 million of revenue from these sales in the comparable period of 2002, a decline of $5.2 million.

Operating Income

     E&P Waste Disposal: Waste disposal operating income increased $3.6 million on a $2.9 million increase in revenues. The significant increase in operating margin for this segment reflects the effect of cost reduction measures which were fully implemented by the middle of 2002. These cost reduction measures were made in response to declining waste volumes experienced in 2001 and in an effort to improve the variable nature of our waste disposal cost structure. These cost reduction efforts included the decision not to renew our disposal contract with U.S. Liquids upon its expiration on June 30, 2002.

     Fluids Sales and Engineering: Operating income for this segment declined $1.9 million in spite of an increase of $27.7 million in revenues. The operating margin for this segment in the first nine months of 2003 was 5.4%, as compared to 7.8% in the first nine months of 2002. The decline in operating margin reflects the concentration of revenue growth during the period in Canada and the Mediterranean, where rig activity generally involves lower technology and correspondingly lower margins. In addition, the $8.8 million decline in Gulf Coast revenues resulted in an operating loss for the Gulf Coast drilling fluids unit due to the high infrastructure costs associated with the offshore market.

     Mat and Integrated Services: Mat and integrated services operating income increased $1.4 million on a $15.9 million increase in revenues. The operating margin for this segment in the first nine months of 2003 was 4.1%, as compared to 2.6% in 2002. While pricing for the mat rental business improved in the first half of 2003 as compared to 2002, the benefits realized from improved prices were offset by the reduction in composite mat sales, which typically generate a gross margin of approximately 40% to 45%. In addition, the low incremental margin recognized on Canadian wooden mat sales negatively impacted margins in 2003.

General and Administrative Expense

     General and administrative expense declined $1.5 million to $3.0 million in the first nine months of 2003, as compared to the same period in 2002. This decline is principally associated with better than expected loss experience in some of our self-insurance programs.

Foreign currency

     Foreign currency gains of $757,000 were recognized in the first nine months of 2003, principally due to the strengthening of the Canadian dollar against the U.S. dollar during the second quarter of 2003.

Interest Income/Expense

     Net interest expense was $10.8 million for the first nine months of 2003, an increase of $2.9 million, compared to $8.0 million for the first nine months of 2002. The increase in net interest cost is principally due to the effects of the interest rate swap arrangement entered into in November of 2001. This swap arrangement was settled as of July 10, 2002. The total benefit from this arrangement recognized in the nine-month period ended September 30, 2002 was $2.2 million. In addition to the swap arrangement, interest expense was higher in the first nine months of 2003 compared to the prior year due to an increase of $12.3 million in average outstanding borrowings, while the average effective interest rate remained relatively unchanged at approximately 8.3%.

Provision for Income Taxes

     For the nine months ended September 30, 2003, we recorded an income tax provision of $3.1 million, reflecting an income tax rate of 40.0%. For the nine months ended September 30, 2002, we recorded an income tax provision of $2.0 million, reflecting an income tax rate of 38.0%. The effective tax rates for 2003 and 2002 are higher than statutory rates due to the impact of a higher mix of foreign income, which is taxed at higher rates than domestic income. In addition, these rates reflect the impact of certain expenses that are not deductible for tax purposes. The effects of these non-deductible expenses are more pronounced due to the relatively low income levels in both years.

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

     As a result of the repurchase of Series A Stock and conversions of Series C Preferred Stock from October 2002 through May 2003, the amount of preferred stock outstanding has been reduced significantly and has resulted in the reduction in preferred stock dividends. As of September 30, 2003, the only preferred stock outstanding is Series B Preferred Stock, with a stated value of $30 million. This preferred stock accrues dividends at the rate of 4.5% per year, or $337,500 per quarter.

Liquidity and Capital Resources

     Cash generated from operations for the first nine months of 2003 totaled $20.2 million, which was used principally to fund capital expenditures of $18.4 million.

     Working capital data is as follows:

	September 30,	December 31,
	2003	2002

Working Capital (000’s)	$122,702	$116,434
Current Ratio	2.61	2.82

     The $6.3 million increase in working capital during the first nine months of 2003 is principally associated with an increase in drilling fluids raw material and components inventory. The increase in drilling fluids raw material and components is principally related to the change from a consigned raw barite inventory to a purchased raw barite inventory. This change, resulted in an increase in inventory of approximately $11.3 million. This increase was partially offset by an increase in accrued liabilities for raw barite purchases. In addition to this change, drilling fluids raw material and components inventory has increased as a result of increased activity, principally in areas outside of the Gulf Coast market. While the change to a purchased raw barite inventory is expected to have a continued effect on the level of inventory in relation to sales, we expect to reduce the level of other drilling fluids inventory in relation to sales when market activity in the Gulf Coast increases. Other inventory additions in the period included $3.8 million of composite mats for resale, substantially completing our 2003 planned purchases. We expect that improving sales of composite mats in 2004 will be a source of cash flow.

     We are focusing our attention on reducing our investment in accounts receivable and inventory over the remainder of the year and into 2004 in relation to total sales and cost of sales. This potential reduction in working capital could be a source of additional cash that would accelerate our planned debt repayment. Gross trade receivables were $95.7 million at September 30, 2003, as compared to $99.7 million at December 31, 2002. Based on annualized revenues for the third quarter of 2003 and the fourth quarter of 2002, the days revenue in accounts receivable declined to 91 days as of September 30, 2003 as compared to 102 days at December 31, 2002.

     We estimate that capital expenditures will be approximately $3.0 million in the fourth quarter of 2003, keeping 2003 total capital expenditures within this year’s forecasted depreciation total of $22 million. We estimate that capital expenditures will be equal to forecasted depreciation for 2004. Our commitments for capital expenditures will be monitored and adjusted depending on market conditions. We expect to fund capital expenditures for the remainder of 2003 and 2004 with cash generated from operations. We anticipate that cash flow from operations will provide the majority of our cash needs and that the remaining availability under our credit facility will be sufficient to meet our working capital funding needs in any cyclical recovery.

     Our long-term capitalization was as follows (in thousands):

	September 30,	December 31,
	2003	2002

Long-term debt:
Credit facility	$37,500	$37,500
Senior Subordinated Notes	125,000	125,000
Other	7,154	9,549

Total long-term debt	169,654	172,049
Stockholders’ equity	315,602	305,423

Total capitalization	$485,256	$477,472

Long-term debt to long-term capitalization	35.0%	36.0%

     Effective September 30, 2003, we amended our bank credit facility. This amendment, among other modifications, included a temporary reduction in the amount available under the credit facility from $100 million to $70 million. This temporary reduction in availability will remain until such time as Newpark meets certain covenant ratios as defined in the amendment. We believe that this temporary reduction in availability will not impair our ability to meet our planned capital needs in the near term. The amended credit facility, in the form of a revolving line of credit commitment that expires February 27, 2005, allows for up to $10.0 million in standby letters of credit. At September 30, 2003, $10.0 million in letters of credit were issued and outstanding under the facility and $37.5 million was outstanding under the revolving facility, leaving $22.5 million of availability under this facility at September 30, 2003.

     The credit facility bears interest at either a specified prime rate (4.0% at September 30, 2003) or the LIBOR rate (1.1% at September 30, 2003), in each case plus a spread determined quarterly based on the ratio of our funded debt to cash flow. The weighted average interest rates on the outstanding balance under the credit facility for the three months and nine months ended September 30, 2003 were 5.7% and 5.6%, respectively, as compared to 6.1% and 5.3%, respectively, for the comparable periods in 2002.

     The credit facility contains certain financial covenants. As of September 30, 2003, we were in compliance with the covenants contained in the credit facility. Our Senior Subordinated Notes (“Notes”) do not contain any financial covenants. However, if we do not meet the financial covenants of the bank credit facility and are unable to obtain an amendment from the banks, we would be in default of the credit facility, which would cause the Notes to be in default and immediately due. The Notes, the bank credit facility and the certificates of designation relating to our preferred stock also contain covenants that significantly limit the payment of dividends on our common stock.

     With respect to off balance sheet liabilities, we lease most of our office and warehouse space, rolling stock and certain pieces of operating equipment under operating leases. In addition, as discussed below in Item 3, during 2001 we entered into a limited duration interest rate swap arrangement. This arrangement was terminated in July 2002.

     We have issued a guaranty of certain debt obligations of the LOMA Company (LOMA), the manufacturer of our composite mats. This guaranty is backed by a letter of credit. The amount of this guaranty as of September 30, 2003 was $8.9 million. The underlying debt obligation of LOMA matures in approximately six years. LOMA has temporarily suspended operations due to the recent decline in composite mat sales, however, approximately 4,000 mats remain in LOMA's inventory. We have committed, through one of our subsidiaries, to purchase additional mats from LOMA's current inventory, as needed, in order to provide LOMA with sufficient cash flow to meet its debt obligations in the near term until that inventory is acquired. If our composite mat sales do not improve from the current levels, LOMA may need to seek additional resources to fund its debt obligations including, by not limited to, (1) additional cash contributions from the existing members of LOMA, (2) additional cash contributions through the addition of new members, or (3) a loan to LOMA by a third party financial institution. If these additional resources are not available, LOMA may default on its debt obligations, which could result in a call on our guarantee.

     We have also issued a guaranty for certain debt obligations of a joint venture that supplies a portion of our wooden mats on a day rate leasing basis. The amount of this guaranty as of September 30, 2003 was $7.1 million.

     Except as described in the preceding paragraphs, we are not aware of any material expenditures, significant balloon payments or other payments on long term obligations or any other demands or commitments, including off-balance sheet items to be incurred within the next 12 months. Inflation has not materially impacted our revenues or income.

New Accounting Standards.

     In June 2001, the FASB issued FAS 143, “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002. FAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Our principal retirement obligations consist of expected costs of site restoration and other cleanup costs at leased facilities for all of our business units and costs to plug and abandon wells at disposal facilities owned or leased by our E&P waste disposal segment. We anticipate that the majority of the costs related to asset retirement obligations will be incurred between the years 2022 and 2052. Based on our current business plans, no material expenditures for asset retirement obligations are expected prior to 2012.

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

     In January 2003, the FASB issued Financial Interpretation Number (“FIN”) 46 “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 were effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after December 15, 2003.

     We are currently assessing the impact of FIN 46 on the reporting for our two variable interest entities. These variable interest entities consist of a 49% interest in the LOMA Company, LLC (LOMA), the manufacturer of our composite mats, and a 49% interest in a joint venture with the leading producer of wooden mat systems (MOCTX). Both of these variable interest entities are accounted for under the equity method and are not consolidated in our financial statements. It is possible that we could conclude, after completion of our assessment, that one or both of these entities would need to be consolidated in our financial statements. If this were to occur, the assets and the liabilities of the variable interest entity and the operating results of that entity would be consolidated into our financial statements. In addition, the recorded investments in these entities, representing our 49% interest in the equity of the entities, would be eliminated in consolidation, and a minority interest, representing the 51% uncontrolled interest, would be recorded.

     If these entities were consolidated, the impact would not be considered material to our results of operations, since all of the operating activity of these variable interest entities is with us or one of our wholly-owned subsidiaries, and this activity would be eliminated in consolidation. The unaudited assets and liabilities of Loma that would be consolidated with our balance sheet, after consideration of elimination entries, at August 31, 2003, the date of the most currently available financial information, are as follows:

Cash	$1,175
Inventory	3,530
Other current assets	99

Total current assets	4,804
Property, plant & equipment, net	6,703
Intangible assets, net	1,444
Other non-current assets	151

Total assets	13,102
Current portion of long-term debt	2,005
Other current liabilities	241

Total current liabilities	2,246
Long-term debt	7,048
Other non-current liabilities	382

Total liabilities	9,676

Net assets, after consideration of eliminations	$3,426

     MOCTX principally operates through an operating lease arrangement for wooden mats. Mats are leased from a third party and in turn leased to one of our subsidiaries. There are no significant assets or liabilities recorded on the balance sheet of MOCTX that would be consolidated with our balance sheet. The future minimum lease payments for which MOCTX is obligated total approximately $7.1 million as of September 30, 2003.

     Our guarantees of the MOCTX operating lease as well as the long-term debt of LOMA have been previously disclosed.

     In May 2003, the FASB issued FAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable, as well as certain other financial instruments, be classified as liabilities in the financial statements. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning with our third quarter of 2003. The provisions of this statement did not have a material impact on our consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to certain market risks that are inherent in the financial instruments that arise from transactions entered into in the normal course of business. Historically, we have not entered into derivative financial instrument transactions to manage or reduce market risk or for speculative purposes. However, in November 2001, we did enter into an interest-rate swap arrangement, which was terminated in July 2002. A discussion of our primary market risk exposure in financial instruments is presented below.

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

     In November 2001, we entered into an interest-rate swap instrument, which effectively converted the Notes to a floating rate for a two year period ending in December 2003. On July 10, 2002, we terminated the swap instrument. The total benefit recognized under the swap instrument as a reduction to interest expense, including the termination fee, was $2.2 million for the nine months ended September 30, 2002.

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

ITEM 4. Controls and Procedures

     Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to Newpark (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

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

     Among the risks and uncertainties that could cause future events and results to differ materially from those anticipated by us in the forward-looking statements included in this report are the following:

•	A material decline in the level of oil and gas exploration and production and any reduction in the industry’s willingness to spend capital on environmental and oilfield services could adversely affect the demand for our services;

•	Material changes in oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital could adversely affect the demand for our services;

•	Changes in domestic and international political, military, regulatory and economic conditions may adversely affect the demand for oil and gas or production volumes;

•	A rescission or relaxation of government regulations affecting E&P and NORM waste disposal could reduce the demand for our services and reduce our revenues and income.

•	Changes in existing regulations could require us to change the way we do business, which may have a material adverse affect on our consolidated financial statements;

•	Our patents or other proprietary technology may not prevent our competitors from developing substantially similar technology, which would reduce any competitive advantages we may have from these patents and proprietary technology;

•	We may not be able to keep pace with the continual and rapid technological developments that characterize the market for our products and services, and our failure to do so may result in our loss of market share;

•	We face intense competition in our existing markets and expect to face tough competition in any markets into which we seek to expand, which will put pressure on our ability to maintain our current market share and may limit our ability to expand our market share or enter into new markets;

•	We may not be able to successfully integrate our recent acquisitions, including AVA, into our operations, and these acquisitions may not achieve sales and profitability levels that justify our investment in them, which could result in these businesses placing downward pressure on our margins or our disposing of these businesses at a loss;

•	The demand for our services may be adversely affected by shortages of critical supplies or equipment in the oil and gas industry and personnel trained to operate this equipment;

•	We may not be able to successfully replace our wooden mat fleet with our new composite mats or introduce our other new products and services, including our DeepDrill™ technology and our new Dura-Base™ SP-12 mat, and we may not be successful in gaining acceptance or market share for these products and services;

•	We may not be able to maintain the necessary permits to operate our non-hazardous waste disposal wells or we may not be able to successfully compete in this market;

•	Adverse weather conditions could disrupt drilling operations and reduce the demand for our services;

•	We would be adversely affected if there were any delays in implementing the new synthetic fluids disposal regulations or if these regulations failed to materially impact waste disposal volumes or drilling fluids revenues;

•	We may fail to comply with any of the numerous Federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our business, or these regulations and policies may change, and we may face fines or other penalties if we fail to comply with these new regulations, or be forced to make significant capital expenditures or changes to our operations;

•	Our business exposes us to potential environmental or regulatory liability, and we could be required to pay substantial amounts with respect to these liabilities, including the costs to clean up and close contaminated sites;

•	We may not have adequate insurance for potential liabilities, and any significant liability not covered by insurance or in excess of our coverage limits could have a material adverse affect on our financial condition;

•	Our international operations are subject to uncertainties which could limit our ability to expand or reduce the revenues and profitability of these operations, including difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties and regulations, unexpected changes in regulatory environments, inadequate protection of intellectual property in foreign countries, legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers, among other risks; and

•	Any increases in interest rates under our credit facility, either as a result of increases in the prime or LIBOR rates or as a result of changes in our funded debt to cash flow ratio, would increase our cost of borrowing and have an adverse affect on our consolidated financial statements.

•	We may not be able to retire or refinance our long-term debt at or before its maturity, whether due to conditions in financial markets or our own financial condition at that future time. We also can’t provide any assurances that we will be able to obtain any replacement long-term financing on terms as favorable to us as under our current financing.

     For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in the Prospectus included in our Registration Statement on Form S-3 filed on May 8, 2002 (File No. 333-87840), and to the section entitled “Forward-Looking Statements” on page 17 of that Prospectus.

PART II

ITEM 1. Legal Proceedings.

     On August 25, 2003, OLS, purportedly on Loma’s behalf, filed a Petition for Damages and Declaratory Relief in the 15th Judicial District, Parish of Lafayette, State of Louisiana, against Newpark and several of its officers claiming breach of contract, breach of fiduciary duty and unfair trade practices arising out of the claims described in Note 12 of Notes to Unaudited Consolidated Financial Statements. Newpark intends to vigorously contest this litigation, which Newpark believes to be frivolous. As previously reported in Newpark’s annual report on Form 10-K for the year ended December 31, 2002, litigation is already pending concerning the pricing formula that Loma utilizes to invoice Newpark for mats. A trial date in the pricing litigation has been tentatively set for November 17, 2003.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 6. Exhibit and Reports on Form 8-K

(a)	Exhibits

	10.1	Sixth Amendment dated as of September 30, 2003 to Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, N.A., Credit Lyonnaise, Royal Bank of Canada, Hibernia National Bank, Comerica Bank and Whitney National Bank as lenders.

	31.1	Certification of James D. Cole pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Matthew W. Hardey pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of James D. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Matthew W. Hardey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the period covered by this report, we filed the following Form 8-K:

	1.	Form 8-K dated July 28, 2003 regarding issuance of press release announcing Newpark’s results for the three months ended June 30, 2003.

NEWPARK RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2003

NEWPARK RESOURCES, INC.

By:	/s/ James D. Cole

James D. Cole, Chairman and Chief Executive Officer

By:	/s/ Matthew W. Hardey

Matthew W. Hardey, Vice President and Chief Financial Officer