Form 10-K
period 2003-12-31
NEWPARK RESOURCES INC
filed 2004-03-11
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File No. 1-2960

Newpark Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1123385 (I.R.S. Employer Identification No.)

3850 N. Causeway, Suite 1770 Metairie, Louisiana (Address of principal executive offices)	70002 (Zip Code)

(504) 838-8222
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $0.01 par value	New York Stock Exchange
8-5/8% Senior Subordinated Notes due 2007, Series B	New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [✓] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [✓] No [  ]

     At June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $425.4 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.

     As of March 5, 2004, a total of 83.8 million shares of Common Stock, $0.01 par value per share, were outstanding.

Documents Incorporated by Reference

     Pursuant to General Instruction G(3) to this form, the information required by Items 10, 11, 12 and 13 of Part III hereof are incorporated by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 9, 2004.

NEWPARK RESOURCES, INC.
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

Item		Page
Number	Description	Number
	PART I
1	Business	3
2	Properties	20
3	Legal Proceedings	21
4	Submission of Matters to a Vote of Security Holders	23
	PART II
5	Market for the Registrant’s Common Equity and Related Stockholder Matters	24
6	Selected Financial Data	24
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
7A	Quantitative and Qualitative Disclosures About Market Risk	44
8	Financial Statements and Supplementary Data	47
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	83
9A	Controls and Procedures	83
	PART III
10	Directors and Executive Officers of the Registrant	84
11	Executive Compensation	84
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	84
13	Certain Relationships and Related Transactions	84
14	Principal Accountant Fees and Services	84
	PART IV
15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	84
	Signatures	86

Note:	The responses to Items 10, 11, 12 and 13, will be included in the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held June 9, 2004. The required information is incorporated into this Report by reference to such document and is not repeated here.

PART I

ITEM 1. Business

General

     Newpark Resources, Inc. is a service company whose principal market is the oil and gas exploration and production industry. Since 1997, we have been working to broaden geographic and customer markets from beyond the U.S. Gulf Coast. As a result of these efforts, we now also operate in west Texas, the U.S. Mid-continent, the U.S. Rocky Mountains, Canada and areas of Europe and North Africa surrounding the Mediterranean Sea. We provide, either individually or as part of a comprehensive package, the following products and services:

•	drilling fluids, associated engineering and technical services;

•	installing, renting and selling patented hardwood and composite interlocking mats used for temporary access roads and work sites in oilfield and other construction applications;

•	processing and disposing of oilfield exploration and production, or E&P, waste;

•	on-site environmental and oilfield construction services;

•	lumber, timber and wood by-product sales; and

•	processing and disposing of non-hazardous industrial wastes for the refining, petrochemical and manufacturing industry in the U.S. Gulf Coast market.

     We offer our drilling fluids, fluids processing, management and waste disposal services in an integrated package we call “Performance Services.” This allows our customers to consolidate the number of vendors providing outsourced services. The unique benefit of Performance Services is that it can accelerate the drilling process while reducing the amount of fluids consumed and the amount of waste created in the process and help to differentiate us from our competitors.

     In our drilling fluids business, we offer unique solutions to highly technical drilling projects involving complex subsurface conditions. These projects require critical engineering support of the fluids system during the drilling process to ensure optimal performance at the lowest total well cost. We have developed and market several proprietary and patented drilling fluid products and systems that replace environmentally harmful substances, principally salts and oils, which are commonly used in drilling fluids. These elements are typically of the greatest environmental concern in the waste stream created by drilling fluids.

     We have introduced and are continuing to develop the market for the DeepDrill™ and FlexDrill™ systems of high-performance, water-based drilling fluids and related specialty products incorporating our advanced technology products. We have introduced an oil-based drilling fluid system that incorporates a product from the DeepDrill™ family to replace salt, that we believe solves some of the environmental problems associated with oil-based fluids while improving drilling performance. We believe that these new products will make it easier for our customers to comply with increasingly strict environmental regulations affecting their drilling operations and improve the economics of the drilling process. (See discussion of Environmental Regulations below.)

     We provide drilling fluids to the U.S. Gulf Coast market, west Texas, the U.S. Mid-continent, the U.S. Rocky Mountains, western Canada and in areas of Europe and North Africa around the Mediterranean Sea. We have the service infrastructure necessary to participate in the drilling fluids market in these regions. This infrastructure includes our industrial minerals grinding capacity that provides barite, a critical raw material for our drilling fluids operations in the U.S. Gulf Coast and parts of Canada. We also sell a variety of industrial minerals, principally to industrial markets, from our main plant in Channelview, Texas and a plant in Dyersburg, Tennessee.

     In our mat and integrated services business, we use both a patented interlocking wooden mat system and our Dura-Base™ composite mat system to provide temporary access roads and worksites in unstable soil conditions. These mats are used primarily to support oil and gas exploration operations along the U.S. Gulf Coast and are typically rented to the customer. Occasionally, however, we sell the mats to the customer for permanent access to a site or facility.

     We use our Dura-Base™ composite plastic mat system in our U.S. Gulf Coast rental market and increasingly in non-oilfield markets, and have begun selling the composite mats both within and outside of the oilfield market. During 2001, the majority of our sales were for oilfield applications in the western Canadian market. During 2002 and 2003, the majority of our sales were for oil and gas industry applications outside of North America, including Russia (Sakhalin Island), Indonesia, and Mexico. We initially believed that, in time, the Dura-Base™ mat would replace a significant portion of our traditional wooden mats in many rental applications and provide significant economic benefits because they are lighter, stronger, require fewer repairs and last longer than our wooden mats. Economic considerations have since proven that improved returns are available from use of the Dura-Base® mats outside of the oilfield industry. We have also dedicated significant time and resources to development of Dura-Base™ markets in industrial and construction applications, international markets and military and government applications. We believe that significant potential exists for future sales in these key markets. Certain other foreign markets appear to hold potential as rental markets, and we plan to open a rental business in Mexico early in 2004.

     We also provide other services for our customers’ oil and gas exploration and production activities that are principally included within our “Mat and Integrated Services” segment. These services include:

•	oilfield construction services, including hooking-up and connecting wells, installing production equipment and maintaining the production site and facilities during the life of the well,

•	waste pit design, construction and installation;

•	regulatory compliance assistance; and

•	site remediation and closure.

     We receive E&P waste generated by our customers that we then process and inject into environmentally secure geologic formations deep underground. A portion of material recycled from the waste stream is delivered to municipal landfill facilities for application as a commercial product as cell liner material or daily cover material. This reuse product meets all EPA specifications for reuse. Recently, approximately 25% to 30% of the total waste that we received has been processed for reuse. During 2003, we opened a facility in Wyoming to serve the disposal needs of exploration and production companies in the Jonah-Pinedale area.

     Since 1994, we have been licensed to process E&P waste contaminated with naturally occurring radioactive material, or NORM. (For more information on NORM, please refer to the discussion under Environmental Regulation beginning on page 15.) We currently operate under a license that authorizes us to directly inject NORM into dedicated disposal wells at our Big Hill, Texas facility. This is the only offsite facility in the U.S. Gulf Coast licensed for this purpose. Recent regulatory changes in the U.S. have begun to restrict the permissible concentration of NORM in drinking water. We are pursuing expanded license authority to accommodate these industrial NORM wastes at our facility. Since July 1999, we have operated a facility to dispose of non-hazardous industrial waste. This facility uses the same waste disposal technology we use for E&P waste and NORM waste disposal.

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

     The demand for most of our services is related to the level, type, depth and complexity of oil and gas drilling. The most widely accepted measure of activity is the Baker-Hughes Rotary Rig Count. During the fourth quarter of 1997, the number of drilling rigs working in the U.S. Gulf Coast region reached its highest level since 1990. It then began a decline that continued into the second quarter of 1999, when it reached the lowest level ever recorded in the history of the indicator, which began over 50 years ago. Shortly afterwards, the rig count in our principal market began to increase, and that trend continued through early July 2001, when it peaked at 1,293 rigs working. The average rig count was 1,032 for 2003, compared to 830 for 2002, an increase of 202 rigs, or 24.3%, but all of the increase occurred in markets outside of the Gulf Coast. Rig activity in Newpark’s historic market was unchanged throughout 2003. Industry observers anticipate that recent high commodity prices for oil and gas could result in a slow improvement in this indicator.

     The shallower reserves available in the historic gas-producing basins of the U.S. are approaching full development and the remaining prospects appear to be of declining economic potential. Most operators have begun to shift the focus of their drilling programs towards deeper geologic structures. We believe that improved application of technological advances, such as computer-enhanced interpretation of three-dimensional seismic data and improved rig capacity, drilling tools and fluids, which facilitate faster drilling, will help reduce the risk and cost of finding oil and gas and are important factors in the economics faced by the industry. These advances have increased the willingness of exploration companies to drill in coastal marshes and inland waters where access is expensive, and to drill deeper wells in many basins. These projects rely heavily on services such as those that we provide. Deeper wells require larger, more expensive temporary locations to be constructed to accommodate larger drilling rigs and the equipment needed to handle increased volumes of drilling fluids and associated wastes. These locations are generally in service for significantly longer periods, generating additional mat rental revenues. Deeper wells also require more complex drilling fluid programs and generate larger waste volumes than those from simpler systems used in shallower wells. The total cost of a drilling fluids program for rigs in excess of 12,000 feet generally increases exponentially as rig depth increases.

     The oilfield market for environmental services has grown due to increasingly stringent regulations restricting the discharge of exploration and production wastes into the environment. Most recently, the U.S. EPA has published new regulations significantly limiting discharges of drilling wastes contaminated with synthetic-based mud (SBM) into the offshore Gulf of Mexico, which became effective on February 19, 2002. These new regulations have had a material effect on the industry’s disposal practices in the offshore market. Louisiana, Texas and other states have enacted comprehensive laws and regulations governing the proper handling of E&P waste and NORM, and regulations have been proposed in other states. As a result, waste generators and landowners have become increasingly aware of the need for proper treatment and disposal of this waste in both drilling of new wells and remediating production facilities.

     We receive non-hazardous industrial waste principally from generators in the Gulf Coast market. Those generators include refiners, manufacturers, service companies and municipalities that produce waste that is not characterized or listed as a regulated waste under The Resource Conservation and Recovery Act. We believe we can effectively serve the market that extends from Baton Rouge, Louisiana to Houston, Texas from the current facility located near the Texas-Louisiana state line.

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

     Patented Mats. We own or license several patents that cover our wooden mats and subsequent improvements. To facilitate entry into new markets and reduce our dependence on hardwood supplies, we have obtained the exclusive license for a new patented composite mat manufactured from plastics and other materials. We own 49% of a company that owns and operates the manufacturing facility that produces these mats. We began taking delivery of these mats in the fourth quarter of 1998. As of December 31, 2003, just over 39,000 mats in our rental inventory, equal to 30% of our capacity, were composed of the composite product.

     DeepDrill™ and FlexDrill™. We own the patent rights to these high-performance, completely biodegradable, water-based drilling fluid systems and related specialty products, which provide unique solutions to both performance and environmental concerns in many drilling situations. Some of the performance areas that DeepDrill™ and FlexDrill™ can address include hydrate suppression in deepwater drilling, torque and drag reduction, shale inhibition, minimized hole enlargement and enhanced ability to log results and utilize measurement tools. These systems offer superior environmental attributes to the commonly used oil-based and synthetic-based fluid systems, which are often used in environmentally sensitive areas due to performance requirements. Application of key components of these fluids systems has enabled us to offer salt-free oil-based drilling fluids that facilitate on-site composting of the waste stream in compliance with new regulations limiting the salt levels in the composted material returned to the environment in western Canada.

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

     Experience in the Regulatory Environment. We believe that our operating history provides us with a competitive advantage in the highly regulated oilfield waste disposal business. As a result of working closely with regulatory officials and citizens’ groups, we have gained acceptance for our proprietary injection technology and have received a series of permits for our disposal facilities, including a permit allowing the disposal of NORM at our Big Hill, Texas facility. These permits enable us to expand our business and operate cost-effectively. We believe that our proprietary injection method is superior to alternative methods of disposing oil field wastes, including land farming, because injection provides greater assurance that the waste is permanently isolated from the environment and will not contaminate adjacent property or groundwater. We further believe that increasing environmental regulation and activism will inhibit the widespread acceptance of other disposal methods and the permitting of additional disposal facilities.

     Experienced Management Team. Our executive and operating management team has built and augmented our capabilities over the past ten years, allowing us to develop a base of knowledge and a unique understanding of the oilfield construction and waste disposal markets. Our executive and operating management team has an average of 25 years of industry experience, and an average of 13 years with us. Several executives have been with us for 25 years or more. We have strengthened our management team by retaining key management personnel of the companies we have acquired and by attracting additional experienced personnel.

Business Strategy

     Broaden our geographic and customer markets. From a 1997 U.S. Gulf Coast base, we have expanded geographically and now also operate in west Texas, the U.S. Mid-continent, the U.S. Rocky Mountains, Canada and areas of Europe and North Africa surrounding the Mediterranean Sea. With the development of new technologies, we have broadened our customer base to markets outside of our principal oil and gas exploration and production industry market when such technology can be applied to those markets.

     Technical Drilling Fluids Products Leadership. Our strategy is to distinguish our fluids sales and engineering segment from our competitors by providing our customers with innovative systems and solutions that ensure their drilling success. Our DeepDrill™ and FlexDrill™ Fluids Systems were created in anticipation of both increasing environmental regulation and increasingly complex drilling processes. Our ability to provide these high-performance and environmentally safe systems, products, and services will play a major role in preventing or solving our customers’ drilling problems, while also reducing their total cost to drill a well.

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

     Develop the Worldwide Market for Dura-Base™ Mats. We plan to continue the initiatives begun in fiscal 2002 that saw the Dura-Base™ mat introduced in several key markets world-wide. We believe that these composite mats have worldwide applications in oilfield, industrial, commercial, military and emergency response markets because the strength, durability, weight and shelf life of the composite mats have an advantage over traditional wooden mats and other alternate products. These include applications in support of the oil and gas industry in Russia (Sakhalin Island) and Mexico, and military applications in the Middle East. Other markets that we consider potentially important include Indonesia and Alaska in support of oil and gas development projects, and infrastructure construction and rehabilitation in the United Kingdom. As energy market conditions continue to improve, we anticipate a recovery in the western Canadian market, which has been the single largest consumer of these mats since we began the sales program. We are working to establish a mat rental operation in Mexico and expect it to begin operation early in 2004.

     Introduce and Market New Composite Mat Products. We have recently introduced the Bravo™ mat, (formerly identified as the SP 12 mat) a unit that weighs approximately 50 pounds and can readily be installed by a single individual without the need for mechanical assistance. These mats provide 12.25 square feet of surface area and interlock to provide a stable surface for pedestrian traffic and light equipment loads. We believe that a broad market for this new product potentially exists and will begin production of the mat early in 2004.

     Improve Rental Mat Utilization in the Gulf Coast Market. Improving the utilization of our rental mat fleet is an important part of our strategy. Over the past two years, adverse market conditions have produced a declining trend in pricing and utilization of our rental mats. Total industry inventory of rental mats has declined by 50%. Recent market activity does not support expansion of the rental fleet, and we plan to selectively reduce capacity in an attempt to improve pricing and utilization of our mats. We anticipate that improving application of advanced drilling technology will support an increase in deeper drilling projects in the coastal area and better results in this business.

     Service and Product Extensions. We believe we can apply the waste processing and injection technology we have pioneered and developed in the oil and gas exploration industry to other industrial waste markets. In 2003 we opened an innovative production water disposal facility to serve operators in the Jonah-Pinedale field in Wyoming. That facility uses freeze thaw evaporation technology to separate waste products from the water. We are actively engaged in applying other waste processing technologies that can be used to treat wastewater, and believe that it could be useful in both oilfield and industrial applications.

Description of Business

FLUIDS SALES AND ENGINEERING

     Our drilling fluids business is focused on technical drilling projects involving complex conditions, such as horizontal drilling, geographically deep drilling or deep water drilling. These projects require constant monitoring and critical engineering support of the fluids system during the drilling process. Through acquisitions, we expanded our drilling fluids operations to include west Texas, the U.S. Mid-continent, the U.S. Rocky Mountains, Canada and, most recently, areas surrounding the Mediterranean Sea, and have strengthened our market position on the Gulf Coast.

     In addition, we grind barite and other industrial minerals at facilities in Houston and Corpus Christi, Texas, New Iberia and Morgan City, Louisiana, and Dyersburg, Tennessee. We have also entered into a contract grinding agreement in Brownsville, Texas under which a contract mill grinds raw barite supplied by us for a fixed fee. The products are used in our drilling fluids business and are sold to industrial users. Expanding our milling capacity has provided us access to critical raw materials for our drilling fluids operations.

     In addition to our drilling fluids operations, we have historically provided environmental services to the drilling and production industry in Canada, including using composting technology. This technique bioremediates the drill cuttings and drilling waste on location. In eastern Canada, these services are performed at our own facilities. The customer-generated waste is mixed with wood chips and a proprietary recipe of water and nutrients and allowed to compost for a pre-determined period, during which the contaminants are naturally biodegraded below regulatory thresholds. Once remediation is completed, the remaining compost is returned to the customer for spreading or reseeding on their property. This technology is also being used in other markets, including Wyoming, and further market penetration is being pursued there. Composting technology provides us with another product that compliments our drilling fluids to provide the customer a total performance package.

     Recent changes in regulations in Canada that limit the amount of salt that may be left behind once the oil has been digested in the composted materials created an opportunity for us to introduce a new drilling fluids product in that market. Using one of the ingredients of our DeepDrill™ and FlexDrill™ systems, our technical staff created a salt-free drilling fluid now in use in Canada that allows the composting technique to continue to be used even after the new and more restrictive regulations were adopted. In addition, the new fluid was found to drill significantly faster than conventional oil-based systems. We expect that the synergies resulting from the linking together of our environmental services and drilling fluids technologies will continue to lead to new products and services by which we will distinguish ourselves from our competitors.

MAT AND INTEGRATED SERVICES

Mat services and sales.

     Since 1988, we have used a patented prefabricated interlocking wooden mat system for constructing drilling and work sites, which replaced the labor-intensive individual hardwood boards used for that purpose. In 1994, we began looking for other products that could substitute for wood in the mats. In 1997, we formed a joint venture to manufacture our DuraBase™ composite mat, which is lighter, stronger and more durable than the wooden mats currently in use. The manufacturing facility was completed in the third quarter of 1998 and immediately began producing the new composite mats. We believe the facility has the capacity to manufacture up to 42,000 units annually at full production. Production was suspended in May 2003 due to low third party sales volume resulting from weak market conditions. Current market conditions have made it difficult to earn a satisfactory return on investment in the rental business in the Gulf Coast market. We will evaluate opportunities to reduce capacity and improve pricing and utilization in this market in 2004. These opportunities may include moving mats to other markets, such as Mexico, or selling part of the fleet.

     Markets. We provide mats to the oil and gas industry to ensure all-weather access to exploration and production sites in the unstable soil conditions common along the onshore Gulf of Mexico. We also provide access roads and temporary work sites for pipeline, electrical utility and highway construction projects where soil protection is required by environmental regulations or to assure productivity in unstable soil conditions. We have supplied mats on a rental basis for projects nationwide and are working to broaden that customer base and expand this component of the business.

     Re-rentals and Sales. Customers rent our mats at oilfield drilling and work sites for a typical initial period of 60 days. This initial rental charge compensates us for the cost of installation and the initial period of use. Often, the customer extends the initial term for additional 30-day periods, resulting in additional revenues. These “re-rental revenues” provide higher margins than the initial installation revenues because only minimal incremental costs accrue to each re-rental period. Non-oilfield rentals are generally provided on a “day-rate” basis with rentals beginning the day the mats are transported from our facility and ending upon return to our site. Factors which may increase rental revenue from the oil and gas industry include a trend toward deeper drilling, taking a longer time to reach the desired target increased commercial success, requiring logging, testing, and completion (hook-up), extending the period during which access to the site is required. Occasionally, the customer purchases wooden mats for installation when a site is converted into a permanent worksite. Non-oilfield rentals should benefit from increased customer awareness of the product as we continue to develop the commercial and industrial market.

     Since late in 2000 we have sold the Dura-Base® composite mats, initially to E&P companies, principally in western Canada, and for use in various industrial, commercial and military markets, as well as oilfield customers outside of Canada. Those customers value the advantage in strength, durability, weight and shelf life of the composite mats over traditional wooden mats and other alternate products. Revenue from sales during that period has totaled $57.5 million and has contributed $20 million to operating income.

     Canadian Market. We believe that western Canada will be a key long-term supplier of natural gas to the U.S. In the parts of Canada where drilling activity is most prevalent, soil conditions are similar to the marsh regions of the U.S. Gulf Coast. Drilling has historically taken place when this ground is frozen. During the break-up season, beginning in March or April and continuing until the ground freezes late in the year, drilling decreases dramatically because of reduced access to drilling sites. Our mat system provides year-round work-site access in these areas. We began working to develop a market in Canada in the first quarter of 1998. In 2003 we sold our rental inventory of wooden mats to local service providers and exited the rental business. We are now focused on western Canada as a sales market for Dura-Base® composite mats and wooden mats.

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

     Pit Design, Construction and Drilling Waste Management. Where permitted by regulations and landowners, under our Environmentally Managed Location (“EML”) Program, we construct waste pits at drilling sites and monitor the waste stream produced in drilling operations and the contents and condition of the pits with the objective of minimizing the amount of waste generated on the site. Where possible, we dispose of waste onsite by land farming, through chemically and mechanically treating liquid waste and by injection into an underground formation. Waste water treated onsite may be reused in the drilling process or, where lawful, discharged into adjacent surface waters.

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

     • E&P Waste (Production). We receive waste streams that are created during the production phase of drilling operations. We also provide services to remediate production pits and inactive waste pits, principally those from past oil and gas drilling and production operations. We provide the following remediation services: (1) analyzing contaminants present in the pit and determining whether remediation is required by applicable state regulation; (2) treating waste onsite and, where lawful, reintroducing that material into the environment; and (3) removing, containerizing and transporting E&P waste to our processing facility.

     • NORM (Production). Since 1994, we have been a licensed NORM contractor, allowing us to perform site remediation work at NORM contaminated facilities in Louisiana and Texas. (For more information on NORM, please refer to the discussion under Environmental Regulation beginning on page 15.) We subsequently have received licenses to perform NORM remediation in other states. Because of increased worker-protective equipment, extensive decontamination procedures and other regulatory compliance issues at NORM facilities, the cost of providing NORM remediation services is materially greater than at E&P waste facilities. These services generate proportionately higher revenues and operating margins than similar services at E&P waste facilities.

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

     General Oilfield Construction Services. We perform general oilfield construction services throughout the Texas and Louisiana Gulf Coast. These services include preparing work sites for installing mats, connecting wells and placing them in production, laying flow lines and infield pipelines, building permanent roads, grading, lease maintenance (maintaining and repairing producing well sites), cleanup and general roustabout services. General oilfield services are typically performed under short-term time and material contracts, which are obtained by direct negotiation or bid.

     Wood Product Sales. We own a sawmill in Batson, Texas that provides access to hardwood lumber to support our wooden mat business. The mill’s products include lumber, timber, wood chips, bark and sawdust. Pulp and paper companies in the area supply a large proportion of the hardwood logs processed at the sawmill and, in turn, are the primary customers for wood chips created in the milling process. We believe that, as the composite mats are introduced into the market, our dependence on the sawmill lumber will diminish. Therefore, other markets for the wood products are being developed, including marine lumber, construction skid material, timbers for crane mats and support lumber for packaging.

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

     The volume of waste handled by us in 2003, 2002 and 2001 is summarized in the table below:

	2003	2002	2001
	(Barrels In Thousands)
Drilling and Production	3,538	3,133	3,966
Remediation Disposal	51	123	301

Total	3,589	3,256	4,267

     We operate seven receiving and transfer facilities located along the U.S. Gulf Coast, from Venice, Louisiana, to Corpus Christi, Texas. Waste products are collected at the transfer facilities from three distinct exploration and production markets: (1) offshore; (2) land and inland waters; and (3) remediation operations at well sites and production facilities. A fleet of 51 double-skinned barges certified by the U.S. Coast Guard to transport E&P waste supports these facilities. Waste received at the transfer facilities is moved by barge through the Gulf Intracoastal Waterway to our processing and transfer facility at Port Arthur, Texas, and trucked to injection disposal facilities at Fannett, Texas.

     Improved processing equipment and techniques and increased injection capacity have substantially reduced waste volumes processed for reuse and delivered to local municipal landfills as a reuse product. Recently, approximately 25% to 30% of the total waste that we received has been processed into a reuse product. Landfills are required by regulations to cover the solid waste received each day in the facility with earth or other inert material. Our reuse product is utilized at either the City of Port Arthur Municipal Landfill or the City of Beaumont Municipal Landfill as cover or construction material pursuant to contracts with these cities. We also have developed alternative uses for the product as road base material or construction fill material.

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

     Injection Wells. Our injection technology is distinguished from conventional methods in that it utilizes very low pressure, typically less than 100 pounds per square inch (“psi”), to move the waste into the injection zone. Conventional injection wells typically use pressures of 2,000 psi or more. If there were to be a formation failure or the face of the injection zone were to become blocked, this pressure could force waste material beyond the intended zone, posing a potential hazard to the environment. The low pressure used by us is inadequate to drive the injected waste from its intended geologic injection zone.

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

Sources and Availability of Raw Materials and Equipment

     We believe that our sources of supply for materials and equipment used in our businesses are adequate for our needs and that we are not dependent upon any one supplier. Barite used in our drilling fluids business is primarily provided by our specialty milling company. In addition, barite is obtained from third-party mills under contract grinding arrangements. The raw barite ore used by the mills is obtained under supply agreements from foreign sources, primarily China and India. Due to the lead times involved in obtaining barite, a 90 day or greater supply of barite is maintained at the grinding facilities at all times. Other materials used in the drilling fluids business are obtained from various third party suppliers. No serious shortages or delays have been encountered in obtaining any raw materials, and we do not currently anticipate any shortages or delays.

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

Patents and Licenses

     We seek patents and licenses on new developments whenever feasible. On December 31, 1996, we were granted a U.S. patent on our E&P waste and NORM waste processing and injection disposal system. We have the exclusive, worldwide license for the life of the patent to use, sell and lease the wooden and composite mats that we use in our site preparation business. The licensor of the wooden mats continues to fabricate the mats for us and has the right to sell mats in locations where we are not engaged in business, but only after giving us the opportunity to take advantage of the opportunity. We have the exclusive right to use and resell the new composite mats. Both licenses are subject to a royalty, which we can satisfy by purchasing specified quantities of mats annually from the licensor. In our drilling fluids business, we have obtained patents related to our DeepDrillTM and FlexDrill™ products and own the patent on the primary components and a number of related products.

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

Customers

     Our customers are principally major and independent oil and gas exploration and production companies operating in the markets that we serve. During the year ended December 31, 2003, approximately 41% of our revenues were derived from 20 major customers, including two major oil companies. No one customer accounted for more than 10% of our consolidated revenues. Given current market conditions and the nature of the products involved, we do not believe that the loss of any single customer would have a material adverse effect on our business.

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

     We believe that the principal competitive factors in our businesses are price, reputation, technical proficiency, reliability, quality, breadth of services offered and managerial experience. We believe that we effectively compete on the basis of these factors. We also believe that our competitive position benefits from our proprietary, patented mat systems used in our site preparation business, our proprietary treatment and disposal methods for both E&P waste and NORM waste streams, the unique nature of our DeepDrill™ and FlexDrill™ fluids products, our ability to provide our customers with drilling fluids services on a “performance services basis” and our ability to provide integrated well site services, including environmental, drilling fluids and general oilfield services. It is often more efficient for the site operator to contract with a single company that can prepare the well site and provide the required onsite and offsite environmental services. We believe our ability to provide a number of services as part of a comprehensive program enables us to price our services competitively.

Environmental Disclosures

     We have sought to comply with all applicable regulatory requirements concerning environmental quality. We derive a significant portion of our revenue from environmental services provided to our customers. These services have become necessary in order for our customers to comply with regulations governing discharge of materials into the environment. We have made, and expect to continue to make, the necessary expenditures for environmental protection and compliance at our facilities, but we do not expect that these will become material in the foreseeable future. No material expenditures for environmental protection or compliance were made during 2003 or 2002.

Employees

     At January 31, 2004, we employed 1,363 full and part-time personnel, none of which are represented by unions. We consider our relations with our employees to be satisfactory.

Environmental Regulation

     We deal primarily with E&P waste, NORM, E&P waste containing NORM and nonhazardous industrial waste in our waste disposal business. These wastes are generally described as follows:

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

     Nonhazardous Industrial Waste. This category of waste is generated by industries not associated with the exploration or production of oil and gas. This would include refineries and petrochemical plants.

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

     Our business is affected both directly and indirectly by governmental regulations relating to the oil and gas industry in general, as well as environmental, health and safety regulations that have specific application to our business. We also handle, process and dispose of nonhazardous regulated materials that are not generated from oil and gas activities. This section discusses various federal, state and provincial pollution control, health and safety programs that are administered and enforced by regulatory agencies, including, without limitation, the U.S. Environmental Protection Agency (“EPA”), the U.S. Coast Guard, the U.S. Army Corps of Engineers, the Texas, Commission on Environmental Quality, the Texas Department of Health, the Texas Railroad Commission, the Louisiana Department of Environmental Quality, the Louisiana Department of Natural Resources, the Wyoming Department of Environmental Quality, the Wyoming Oil & Gas Conservation Commission, the Oklahoma Corporation Commission, the Oklahoma Department of Environmental Quality, the Mississippi State Oil & Gas Board, the Mississippi State Department of Health, the Mississippi Department of Environmental Quality, Environment Canada, the Alberta Energy and Utilities Board, and the Canada-Nova Scotia Offshore Petroleum Board. These programs are applicable or potentially applicable to our current operations. Although we intend to make capital expenditures to expand our environmental services capabilities in response to customers’ needs, we believe that we are not presently required to make material capital expenditures to remain in compliance with federal, state and local provisions relating to protecting the environment.

     RCRA. The Resource Conservation and Recovery Act of 1976, as amended in 1984 (“RCRA”), is the principal federal statute governing hazardous waste generation, treatment, storage and disposal. RCRA and state hazardous waste management programs govern the handling and disposal of “hazardous wastes.” The EPA has issued regulations pursuant to RCRA, and states have promulgated regulations under comparable state statutes, that govern hazardous waste generators, transporters and owners and operators of hazardous waste treatment, storage or disposal facilities. These regulations impose detailed operating, inspection, training and emergency preparedness and response standards and requirements for closure, financial responsibility, manifesting of waste, record-keeping and reporting, as well as treatment standards for any hazardous waste intended for land disposal.

     Our primary operations involve E&P waste, which is exempt from classification as a RCRA-regulated hazardous waste. Many state counterparts to RCRA also exempt E&P waste from classification as a hazardous waste; however, extensive state regulatory programs govern the management of this waste. In addition, in performing other services for our customers, we are subject to both federal (RCRA) and state solid or hazardous waste management regulations as contractor to the waste generator. This act also defines the required characteristics of a waste that allow for disposal as a nonhazardous versus a hazardous waste. This differentiation is required for the profiling of waste into our nonhazardous industrial waste disposal facilities.

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

     Many states maintain licensing and permitting procedures for constructing and operating facilities that emit pollutants into the air. In Texas, the Texas Commission on Environmental Quality (the “TCEQ”) requires companies that emit pollutants into the air to apply for an air permit or to satisfy the conditions for an exemption. We have obtained certain air permits related to our barite grinding and transfer sites, and believe we are exempt from obtaining other air permits at our Texas facilities, including our Port Arthur, Texas, E&P waste facility. We met with the TCEQ and filed for an air permit exemption for our Port Arthur facility in the fall of 1991, which exemption was granted. A subsequent renewal letter was filed and granted in 1995. Based upon communications with the TCEQ, we expect that our operations at the Port Arthur facility will continue to remain exempt from air permitting requirements. However, should it not remain exempt, we believe that compliance with the permitting requirements of the TCEQ would not have a material adverse effect on our consolidated financial statements.

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

Risk Management

     Our business exposes us to substantial risks. For example, our environmental services business routinely handles, stores and disposes of nonhazardous regulated materials and waste. We could be held liable for improper cleanup and disposal, which liability could be based upon statute, negligence, strict liability, contract or otherwise. As is common in the oil and gas industry, we often are required to indemnify our customers or other third-parties against certain risks related to the services we perform, including damages stemming from environmental contamination.

     We have implemented various procedures designed to ensure compliance with applicable regulations and reduce the risk of damage or loss. These include specified handling procedures and guidelines for regulated waste, ongoing employee training and monitoring and maintaining insurance coverage.

     We have also implemented a corporate-wide web-based environmental management system. This system, EMS Works™, is ISO14001 compliant. EMS Works™ is composed of modules designed to capture information related to the planning, decision-making, and general operations of environmental regulatory activities within our operations. EMS Works™ is also used to capture the information generated by third party audits that are regularly done to validate the findings of our internal monitoring and auditing procedures.

     We carry a broad range of insurance coverage that we consider adequate for protecting our assets and operations. This coverage includes general liability, comprehensive property damage, workers’ compensation and other coverage customary in our industries; however, this insurance is subject to coverage limits, and certain policies exclude coverage for damages resulting from environmental contamination. We could be materially adversely affected by a claim that is not covered or only partially covered by insurance. There is no assurance that insurance will continue to be available to us, that the possible types of liabilities that may be incurred will be covered by our insurance, that our insurance carriers will meet their obligations or that the dollar amount of any liability will not exceed our policy limits.

Available Information

     You can find more information about us at our Internet website located at www.newpark.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on or through our Internet website as soon as reasonably practicable after we electronically file these materials with the SEC.

ITEM 2. Properties

     We lease our corporate offices in Metairie, Louisiana, consisting of approximately 7,800 square feet, at an annual rental of approximately $147,000. The lease for this space expires in December 2005.

     We lease an office building in Lafayette, Louisiana, consisting of approximately 35,000 square feet. This building houses the administrative offices of our E&P waste disposal and mat and integrated services segments. The lease of this facility calls for annual rental of approximately $376,000 and expires in November 2017.

     We lease approximately 53,000 square feet of office space in Houston, Texas, which houses the administrative offices of our fluids sales and engineering segment and regional sales offices for our environmental services and mat sales and rental segments. The lease has an annual rent of approximately $1.2 million and expires in October 2009.

     We lease approximately 17,000 square feet of office space in Calgary, Alberta, which houses the administrative offices of our Canadian operations. The underlying leases have annual rents totaling approximately $365,000 and expire in September 2007.

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

     Our Port Arthur, Texas, E&P waste facility, which is used in our E&P waste disposal segment, is subject to annual rentals totaling approximately $522,000 under three separate leases. A total of six acres are under lease under several leases that originally expired during 2002. These facilities are currently under lease on a month to month arrangement while we negotiate extensions to the original leases.

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

     We own 29 acres of land in the Boulder Oilfield Waste Recycling Facility near Boulder, Wyoming used in our disposal activities for the Jonah-Pinedale trend.

     We lease a fleet of 51 double-skinned barges used in our E&P waste disposal segment under leases with terms from five to ten years. The barges are used to transport waste to processing stations and are certified for this purpose by the U. S. Coast Guard. Annual rentals under the barge leases totaled approximately $3.9 million during 2003.

     We operate five specialty product grinding facilities in our fluids sales and engineering segment. One is on 6.6 acres of leased land in Channelview, Texas, with an annual rental rate of approximately $79,000, currently under a month-to-month leasing arrangement. We are presently in the process of moving these facilities to a new location in Channelview, Texas. The new facility is located on approximately 18 acres of owned land. The second plant is on 13.7 acres of leased land in New Iberia, Louisiana, with an annual rental rate of approximately $98,000 under a lease expiring in 2006. The third plant is in Morgan City, Louisiana on 13.82 acres of leased land pursuant to a lease purchase contract with an annual rental rate of $80,000, currently under a month-to-month leasing arrangement. The fourth plant is in Corpus Christi, Texas on 6.0 acres of leased land with annual rental payments of approximately $36,000 under a lease expiring in 2006. The fifth plant, which has recently been placed in service, is in Dyersburg, Tennessee and is on 13.2 acres of owned land.

     In our E&P waste disposal segment, we use seven leased transfer facilities located along the Gulf Coast, at an annual total rental of $1.5 million. These leases have various expiration dates through 2008. In our fluids sales and engineering segment, we serve customers from six leased bases located along the Gulf Coast, at an annual total rental rate of approximately $1.7 million. These leases also have various expiration dates through 2009.

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

     On August 25, 2003, OLS Consulting Services, Inc. (“OLS”), the grantor of an exclusive license to us for the sale and distribution of composite mats, purportedly on behalf of the Loma Company (“LOMA”), the manufacturer of the composite mats, filed a Petition for Damages and Declaratory Relief in the 15th Judicial District, Parish of Lafayette, State of Louisiana, against us and several of our officers claiming breach of contract, breach of fiduciary duty and unfair trade practices arising out of the claims described in Note S of the Notes to Consolidated Financial Statements contained elsewhere in this report. We intend to vigorously contest this litigation, which we believe to be frivolous. As disclosed in Note A of the Notes to Consolidated Financial Statements contained elsewhere in this report, litigation is already pending concerning the pricing formula that LOMA utilizes to invoice us for mats. The pricing litigation was tried in November 2003. We have filed our post-trial brief and OLS and LOMA are expected to file their post-trial brief shortly. We do not believe that these matters will have a material adverse affect on our financial statements.

     In December 2003, one of our subsidiaries, Newpark Drilling Fluids, L.L.C., filed a lawsuit in the District Court of Harris County, Texas, 334th Judicial District, against Spirit Drilling Fluids, LTD, Spirit Fluids GP, L.L.C., Well Site Performance Services, L.L.C., J. Broadsources, L.L.C., and certain individuals alleging misappropriation of trade secrets and unfair competition and seeking a temporary restraining order, injunctive relief and damages. We allege that some or all of the individual defendants, all but one of whom are disgruntled former employees of our subsidiary, have systematically misappropriated our trade secrets and have used these trade secrets in connection with their services for the named entities.

     In response to the filing of the lawsuit, certain of the individual defendants alleged that our subsidiary and certain of our officers, employees and agents have engaged in misconduct, and, on February 10, 2004, these individuals filed stockholder derivative claims with respect to this alleged misconduct as a cross-complaint to the lawsuit. While we believe these allegations are without merit and filed solely in response to the lawsuit filed by our subsidiary, a Special Committee, with the assistance of independent legal counsel, is in the process of investigating these allegations. Once the Special Committee has completed its investigation, it will decide whether a derivative claim should be pursued.

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

ITEM 4. Submission of Matters to a Vote of Shareholders

     None.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is traded on the New York Stock Exchange under the symbol “NR.”

     The following table sets forth the range of the high and low sales prices for our common stock for the periods indicated:

Period	High	Low
2003
1st Quarter	$4.68	$3.43
2nd Quarter	$6.24	$4.11
3rd Quarter	$6.08	$4.07
4th Quarter	$4.89	$3.67
2002:
1st Quarter	$7.98	$6.01
2nd Quarter	$9.12	$6.80
3rd Quarter	$7.75	$3.22
4th Quarter	$4.85	$2.88

     At December 31, 2003, we had 2,579 stockholders of record as determined by our transfer agent.

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

ITEM 6. Selected Financial Data

     The selected consolidated historical financial data presented below for the five years ended December 31, 2003, are derived from our audited consolidated financial statements. The following data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, which are included elsewhere in this Form 10-K, and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below.

	Years Ended December 31,
	2003	2002(1)	2001	2000	1999
		(In Thousands, Except Per Share Data)
Consolidated Statements of Operations:
Revenues	$373,179	$321,195	$408,605	$266,593	$198,225
Cost of services provided	238,720	207,795	252,185	161,541	139,954
Operating costs	109,443	89,021	82,137	61,475	60,566
General and administrative expenses	5,342	5,323	5,170	3,042	2,589
Goodwill amortization	–	–	4,861	4,965	4,996
Provision for uncollectible accounts	1,000	–	–	–	2,853
Write-down of abandoned and disposed assets	–	–	–	–	44,870
Impairment of long-lived assets	350	–	–	–	23,363
Terminated merger expenses	–	–	–	–	2,957

Operating income (loss)	18,324	19,056	64,252	35,570	(83,923)
Foreign currency exchange (gain) loss	(831)	(170)	359	–	–
Interest income	(633)	(741)	(1,378)	(822)	(987)
Interest expense	15,251	12,286	15,438	19,077	16,651

Income (loss) before income taxes and cumulative effect of accounting changes	4,537	7,681	49,833	17,315	(99,587)
Provision (benefit) for income taxes	2,460	3,060	17,927	6,165	(29,461)

Income (loss) before cumulative effect of accounting changes	2,077	4,621	31,906	11,150	(70,126)
Cumulative effect of accounting changes (net of income tax effect)	–	–	–	–	1,471

Net income (loss)	$2,077	$4,621	$31,906	$11,150	$(68,655)
Less:
Preferred stock dividends and accretion	1,583	3,071	3,900	5,516	850
Other noncash preferred stock charges	–	1,037	–	–	–

Net income (loss) applicable to common and common equivalent shares	$494	$513	$28,006	$5,634	$(69,505)

Net income (loss) per common and common equivalent shares:
Basic	$0.01	$0.01	$0.40	$0.08	$(1.01)

Diluted	$0.01	$0.01	$0.37	$0.08	$(1.01)

Consolidated Balance Sheet Data (at period end):
Working capital	$133,909	$116,434	$103,359	$110,050	$48,244
Total assets	575,500	542,256	522,488	507,443	450,541
Short-term debt	13,869	9,879	3,355	329	1,618
Long-term debt	183,600	172,049	176,954	203,520	209,210
Stockholders’ equity	313,961	305,423	293,954	260,055	186,339
Consolidated Cash Flow Data:
Net cash provided by operations	$6,805	$11,368	$40,919	$3,240	$2,242
Net cash used in investing activities	(20,470)	(17,249)	(27,047)	(30,441)	(20,925)
Net cash provided by (used in) financing activities	15,632	1,102	(37,613)	53,929	16,589

	Years Ended December 31,
	2003	2002(1)	2001	2000	1999
		(In Thousands, Except Per Share Data)
Pro Forma Disclosures (2):
Net income (loss) applicable to common and common equivalent shares:
As reported	$494	$513	$28,006	$5,634	$(69,505)
Add goodwill amortization, net of taxes	–	–	3,847	3,985	3,997

As adjusted	$494	$513	$31,853	$9,619	$(65,508)

Basic income (loss) per share:
As reported	$0.01	$0.01	$0.40	$0.08	$(1.01)
Add goodwill amortization, net of taxes	–	–	0.05	0.06	0.06

As adjusted	$0.01	$0.01	$0.45	$0.14	$(0.95)

Diluted income (loss) per share:
As reported	$0.01	$0.01	$0.37	$0.08	$(1.01)
Add goodwill amortization, net of taxes	–	–	0.05	0.06	0.06

As adjusted	$0.01	$0.01	$0.42	$0.14	$(0.95)

EBITDA (3):
Net income (loss)	$2,077	$4,621	$31,906	$11,150	$(68,655)
Add:
Interest expense	15,251	12,286	15,438	19,077	16,651
Income taxes (benefit)	2,460	3,060	17,927	6,165	(29,461)
Depreciation and amortization	21,329	21,843	27,427	23,566	26,881

EBITDA	$41,117	$41,810	$92,698	$59,958	$(54,584)

(1)	2002 includes the effects of the acquisition of AVA S.p.A., which was accounted for by the purchase method of accounting. The results for AVA since the May 2002 acquisition date are included in the results for the fluids sales and engineering segment.

(2)	On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142, among other requirements, provides that goodwill not be amortized in any circumstance. This table reconciles our net income (loss) and earnings (loss) per share as reported to the amounts that would have been reported had FAS 142 been adopted as of January 1, 1999.

(3)	Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) is an important financial performance measure that is used by some of our investors, particularly those who invest in our Senior Subordinated Notes. This table reflects the calculation of EBITDA. Calculations of EBITDA should not be viewed as a substitute for calculations under generally accepted accounting principles, including cash flows from operations, operating income, income from continuing operations and net income. In addition, EBITDA calculations by one company may not be comparable to EBITDA calculations made by another company.

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

Operating Environment and Recent Developments

     Our operating results depend in large measure on oil and gas drilling activity levels in the markets we serve, as well as on the depth of drilling, which governs the revenue potential of each well. These levels, in turn, depend on oil and gas commodities pricing, inventory levels and product demand. Rig count data is the most widely accepted indicator of drilling activity. Key average rig count data for the last five years ending December 31 is listed in the following table:

	2003	2002	2001	2000	1999
U.S. Rig Count	1,032	830	1,156	918	625
Newpark’s primary Gulf Coast market	223	216	295	252	189
Newpark’s primary market to total	21.6%	26.0%	25.5%	27.4%	30.2%
Canadian Rig Count	372	263	351	343	245

Source: Baker Hughes Incorporated

Key Market Developments

     Our primary Gulf Coast market includes: (1) South Louisiana Land; (2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. In addition to our primary Gulf Coast Market, we operate in several other key markets including Canada, the U.S. central region (including the U.S. mid-continent and U.S. Rocky Mountain regions), west Texas and areas surrounding the Mediterranean Sea. Unlike our primary Gulf Coast market, the majority of these markets experienced significant growth in 2003 as compared to 2002. Revenues by key markets are as follows (dollars in millions):

	Years ended December 31,
	2003		2002		2001
	$	%	$	%	$	%
Gulf Coast	$217.4	58%	$213.9	67%	$286.9	70%
Canada	50.6	14	28.0	9	61.5	15
U.S. Central and West Texas	59.1	16	44.7	14	45.7	11
Mediterranean	36.7	10	21.9	7	–	–
Other	9.4	2	12.7	3	14.5	4

Total	$373.2	100%	$321.2	100%	$408.6	100%

	2003 vs. 2002		2002 vs. 2001
	$	%	$	%
Gulf Coast	$3.5	2%	$(73.0)	(25)%
Canada	22.6	81	(33.5)	(54)
U.S. Central and West Texas	14.4	32	(1.0)	(2)
Mediterranean	14.8	68	21.9	NM
Other	(3.3)	(26)	(1.8)	(12)

Total	$52.0	16%	$(87.4)	(21)%

NM – Not meaningful

     Our primary Gulf Coast market accounted for approximately 58% of 2003 revenues, as compared to 97% as recently as 1997. The decline in the percentage of Gulf Coast revenues is the result of relatively flat Gulf Coast market activity during 2003 as compared to growth in most other markets.

     The Canadian market accounted for approximately 14% of 2003 revenues, compared to 9% in 2002. The increase in Canadian rig activity over the prior year reflects the improving commodity gas market. Much of the terrain throughout the oil and gas producing region of Canada presents soil stability and access problems similar to those encountered in the marsh areas of the U.S. Gulf Coast region. Much of the drilling activity in Canada has historically been conducted when winter temperatures freeze the soil and stabilize it, allowing safe access. Quarterly fluctuations in the Canadian rig count generally reflect the seasonal nature of drilling activity related to these access issues.

     The U.S. Central region and West Texas regions accounted for approximately 16% of 2003 revenues, compared to 14% in 2002. Revenue growth in 2003 is primarily associated with the increase in rig activity and an increase in market share. The increase in market share is principally related to growth in the acceptance of our proprietary drilling fluids products and a reduction in the number of competitors in our liquid mud and fluids transportation business unit.

     Our Mediterranean operations were acquired in May 2002. These operations accounted for approximately 10% of 2003 revenues as compared to approximately 7% in 2002. This recent acquisition provides new market opportunities in the Mediterranean, Eastern Europe and North Africa.

Other Market Trends

     Current short-term industry forecasts suggest that we could see a slight increase in the number of rigs active in our primary Gulf Coast market, but this increase is expected to develop slowly as customers react to the changing risk profile of the market. We anticipate continued market penetration of critical, deep water and geologically deeper wells with our DeepDrill™ and FlexDrill™ families of products, which should help to provide revenue growth as the market recovers.

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

Recent Product Developments

     Over the last several years we have developed several new products and product enhancements in each of our business segments. We have invested a significant amount of financial and human resources in the development of these new products. A large portion of these investments in product developments and enhancements have been made during an extended period of market stagnation or decline, primarily in the Gulf Coast market. We believe that these investments will be the prime drivers of our anticipated growth in 2004.

     Fluids Sales and Engineering. We continue to develop a niche in the drilling fluids market by expanding our customer base, drawing upon increasing acceptance of our proprietary DeepDrill™ technology. We have recently expanded on this technology by introducing the FlexDrill™ system that draws from the technology introduced in the DeepDrill™ system several years ago. FlexDrill™ allows the key components of the system to be added to the fluid as the well progresses, reducing total system cost and simplifying the fluid management process. This product line extension has been well received, and we anticipate that, as our Gulf Coast customers increase their activity levels, FlexDrill™ will become a significant part of our revenue mix in that market.

     Mat and Integrated Services. We continue to develop the worldwide market for our Dura-Base™ composite mat system. Our marketing efforts for this product continue to be focused in nine key markets, including Canada, Alaska and the Arctic, Russia, the Middle East, South America, Mexico, Indonesia, the U.S. military and the U.S. utilities markets. We now have completed sales in all of these key markets.

     Over the past several years of marketing this product and evaluating customer acceptance, we have gained valuable information and have begun to modify our marketing and product development strategies accordingly. We have determined that for several of our markets, the current sales price and the long-term life of the Dura-Base™ mat does not correspond well with the short-term nature of customer projects or the unique budgetary constraints of governmental customers. As a result, we are pursuing more rental opportunities, particularly in markets developing in Mexico, and are considering product line extensions that would be more cost competitive.

     We have recently begun marketing the first production run of our new lightweight Bravo Mat™ system and believe that it will substantially broaden the opportunities in mat sales in 2004. This new mat system has been designed specifically for personnel applications by the U.S. military, including walkways and tent flooring, but is likely to have many other applications.

     E&P Waste Disposal. We continue to enter new markets for our environmental services as opportunities arise. During the third quarter of 2003 we opened a disposal facility serving Wyoming’s Jonah-Pinedale trend, and we have already committed to an expansion of that facility. Each geographic area has its unique challenges with respect to environmental matters, and we continue to meet these challenges by developing and applying new and innovative technologies.

Results of Operations

     Summarized financial information concerning our reportable segments is shown below in the following table (dollars in millions):

	Years ended December 31,			2003 vs. 2002		2002 vs. 2001
	2003	2002	2001	$	%	$	%
Revenues by segment:
E&P waste disposal	$53,436	$51,240	$60,998	$2,196	4%	$(9,758)	(16)%
Fluids sales and engineering	230,863	194,271	216,923	36,592	19	(22,652)	(10)
Mat and integrated services	88,880	75,684	130,684	13,196	17	(55,000)	(42)

Total	$373,179	$321,195	$408,605	$51,984	16%	$(87,410)	(21)%

Operating income by segment:
E&P waste disposal	$11,534	$8,111	$14,932	$3,423	42%	$(6,821)	(46)%
Fluids sales and engineering	12,967	12,681	26,502	286	2	(13,821)	(52)
Mat and integrated services	515	3,587	32,849	(3,072)	(86)	(29,262)	(89)

Total by segment	25,016	24,379	74,283	637	3	(49,904)	(67)
G&A expenses	5,342	5,323	5,170	19	0	153	3
Provision for uncollectible accounts	1,000	–	–	1,000	NM	–	–
Impairment of long-lived assets	350	–	–	350	NM	–	–
Goodwill amortization	–	–	4,861	–	–	(4,861)	(100)

Total operating income	$18,324	$19,056	$64,252	$(732)	(4)%	$(45,196)	(70)%

Figures shown above are net of intersegment transfers.
NM – Not meaningful

     On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 142, among other requirements, (i) provides that goodwill not be amortized in any circumstance, and (ii) requires that goodwill be tested for impairment based on a fair value concept. We completed our fair value testing of goodwill balances during the quarter ended March 31, 2002 and determined that our existing goodwill balances were not impaired under the new standard. Upon adoption of FAS 142 on January 1, 2002, we ceased to amortize our remaining goodwill balance. Goodwill amortization was approximately $4.9 million, or $3.8 million net of tax, for the year ended December 31, 2001.

     Effective January 1, 2004, we implemented a financial reporting change in our Canadian operations following a change in management reporting implemented earlier in 2003. As a result of this change, the operating results for the environmental services business unit in Canada will be reported as a component of the E&P waste disposal segment effective January 1, 2004 rather than as a component of the fluids sales and engineering segment. In addition, a portion of the operating costs of the Canadian business unit will begin to be reported as a component of G&A expenses effective January 1, 2004. In future filings, all previously reported segment data will be restated to reflect these changes.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

     E&P Waste Disposal: Total revenue for this segment consists of the following for 2003 and 2002 (dollars in millions):

			2003 vs. 2002
	2003	2002	$	%
E&P Waste	$47.8	$45.0	$2.8	6%
NORM	3.4	4.0	(.6)	(15)
Industrial	2.2	2.2	–	–

Total	$53.4	$51.2	$2.2	4%

     E&P revenues increased $2.8 million or 6%, on a 10% increase in waste volumes received. During 2003, we received 3.6 million barrels of E&P waste, compared to 3.3 million barrels in 2002. The increase in waste volumes received exceeded the 3% increase in Gulf Coast market rigs active during the comparable periods. We believe this is an indication of the impact of the new discharge limitations on synthetic-based fluids that became fully effective in August 2002. The average revenue per barrel declined 3%, to $12.52, as compared to an average of $12.94 in 2002, as a result of changes in the mix of waste streams received. NORM revenues declined in 2003 due to a decline in event-driven projects.

     Based on new bid activity, we believe that the volume of waste received for remediation projects will increase in 2004 as a result of recent court decisions in landowner litigation. In addition, we continue to believe that the trend towards deeper drilling, particularly in our primary Gulf Coast market, should result in increased volumes of E&P waste receipts for 2004, even if rig activity in this market does not increase.

     As noted above, effective January 1, 2004, we implemented a management reporting change in our Canadian operations. As a result of this change, the operating results for the environmental services business unit in Canada will be reported as a component of the E&P waste disposal segment effective January 1, 2004 rather than as a component of the fluids sales and engineering segment. The Canadian business unit operations included results for the newly opened facilities in the Jonah-Pinedale field discussed below. Total revenues for the Canadian environmental services business unit were $15.4 million in 2003 and $11.0 million in 2002.

     Fluids Sales and Engineering: Total revenue by region for this segment was as follows for 2003 and 2002 (dollars in millions):

			2003 vs. 2002
	2003	2002	$	%
Gulf Coast	$93.9	$102.6	$(8.7)	(8)%
Canada	41.2	25.1	16.1	64
U.S. Central and West Texas	59.1	44.7	14.4	32
Total North American	194.2	172.4	21.8	13
Mediterranean	36.7	21.9	14.8	68

Total	$230.9	$194.3	$36.6	19%

     The average number of rigs we serviced in the North American market increased by 14%, from 121 in 2002 to 138 in 2003. Average revenue per rig in the North American market remained relatively flat at approximately $1.4 million. The operations serving the Mediterranean market were acquired effective May 1, 2002.

     Activity in our primary Gulf Coast market did not recover in 2003 as in other North American markets. After a slow 2003 in the Gulf Coast, we believe that our customer base in that market is showing signs of increased activity. As of January 1, 2004, we have over 22 customers for whom we are preferred providers or have annual contracts in place. We believe their choice of Newpark is driven in large part by acceptance of our proprietary high-performance water-based fluid technology. During 2003, we successfully provided these fluids to over 70 customers and 250 wells. An early indicator of that progress was reflected in record December revenue levels that have been sustained thus far in 2004, although we suspect that this trend will be unpredictable in its early stages.

     Revenues in the Canadian market increased 64% on a 41% increase in average rigs active in the Canadian market. We serviced an average of 27 rigs in the Canadian market in 2003, as compared to 21 in 2002, an increase of 29%. Revenues in the U.S. Central and West Texas regions increased 32%. We serviced an average of 64 rigs in these regions in 2003, as compared to 49 in 2002, an increase of 31%. The significant difference between the increase in revenues and the increase in the number of rigs serviced in these markets reflects the increase in the depth of wells serviced.

     During the second half of 2003, we opened a new liquid waste disposal facility to serve the Jonah-Pinedale field in Wyoming, a very active North American natural gas trend. As currently configured, the Jonah-Pinedale facility could add $2.5 million in annual revenue in 2004. We are currently working on applying a new technology that would boost the effective capacity of the facility and open the door to on-site processing in the field. We believe this would improve revenue and earnings by eliminating transportation cost and strengthening our competitive position in that market. The results for this facility, along with the results for the Canadian environmental business unit, will be reclassified to the E&P Waste Disposal Segment beginning January 1, 2004.

     Mat and Integrated Services: Total revenue for this segment consists of the following for 2003 and 2002 (dollars in millions):

			2003 vs. 2002
	2003	2002	$	%
Installation	$15.5	$11.4	$4.1	36%
Re-rental	8.6	5.6	3.0	54

Total Gulf Coast mat rental	24.1	17.0	7.1	42
Integrated services and other	46.2	43.1	3.1	7
Canadian operations	9.3	2.9	6.4	221
Composite mats	9.3	12.7	(3.4)	(27)

Total	$88.9	$75.7	$13.2	17%

     Average rental pricing for the mat rental market increased to $0.93 per square foot in 2003 from $0.74 per square foot in 2002, an increase of 26%. The highly competitive pricing in this market experienced in 2003 and 2002 began to subside in the fourth quarter as a result of lower mat inventories of all industry participants. The volume of mat installations increased to 16.6 million square feet in 2003 as compared to 15.4 million square feet in 2002, an increase of 8%. Re-rental income (i.e., revenues related to our customer’s extension of agreements beyond the initial contractual period) increased due to the continued trend to longer duration installations resulting from increased well depth. We expect the Gulf Coast mat rental market to show stronger results in 2004 as the industry’s inventory of rental mats continues to decline to new historic lows. Already in 2004 we have begun to see an increase in pricing on new projects, without a corresponding increase in industry activity, primarily as a result of the decline in industry capacity.

     Integrated services and other revenues, our lowest-margin business unit for this segment, includes a comprehensive range of environmental services necessary for our customers’ oil and gas exploration and production activities. These revenues also include the operations of our sawmill in

Batson, Texas. The increase in 2003 revenues is principally associated with an increase in revenues at our sawmill. The operations of our sawmill are approximately break-even.

     The principal reason for the increase in Canadian revenue was the sale of the majority of the wooden mat rental inventory in 2003 without significant margin contribution. These sales, which totaled $6.4 million, were made in keeping with the strategic shift to become a seller of both wood and composite mats to regional service companies in the geographically diverse Canadian market.

     During 2003, we sold approximately 4,800 composite mats, resulting in $9.3 million in revenues, as compared to $12.7 million of revenue on approximately 7,700 mats sold in 2002. During the past three years, we have sold over 35,000 mats into nine targeted markets worldwide. Some of these markets will remain sales markets, while others will become rental markets over time. Based on market data gathered in 2003, we believe there is a significant rental opportunity in support of expanding exploration and development activity in Mexico. As a result, we plan on opening a new business unit in that country in the first quarter. We will be the majority owner of the business with the Mexican principals who are assisting us in development of the market holding a minority stake.

Operating Income

     E&P Waste Disposal: Operating income for this segment increased $3.4 million, or 42%, on a $2.2 million, or 4%, increase in revenues. The significant increase in operating margin as compared to the increase in revenues is principally due to cost reduction measures implemented beginning in late 2001 and completed by June 30, 2002. The cost reductions included, among other things, our decision not to exercise our option to renew a disposal agreement with U.S. Liquids beyond the June 30, 2002 expiration date. With the termination of this agreement and completion of other cost reduction measures, operating margins for this segment improved significantly beginning in the third quarter of 2002.

     As previously noted, effective January 1, 2004, we implemented a financial reporting change in our Canadian operations following a change in management reporting implemented earlier in 2003. As a result of this change, the operating results for the environmental services business unit in Canada will be reported as a component of the E&P waste disposal segment effective January 1, 2004 rather than as a component of the fluids sales and engineering segment. The Canadian business unit operations included results for the newly opened facilities in the Jonah-Pinedale field discussed above. Total operating income for the Canadian environmental services business unit were $1.5 million in 2003 and $883,000 in 2002.

     Fluids Sales and Engineering: Operating income from fluids sales and engineering increased $286,000, or 2%, in 2003 as compared to 2002. Operating margins for this segment declined from 6.5% in 2002 to 5.6% in 2003. The decline in operating margin principally reflects the decline in Gulf Coast revenues and the resulting operating loss for this business unit and continued market development costs in 2003 that added new customers for 2004. In addition, the operating margin declined as a result of an increase in lower-margin revenue from the Mediterranean and North African markets associated with the acquisition of AVA. The effects of the operating loss for the Gulf Coast business unit and the lower operating margin in our Mediterranean operations were not fully offset by operating profit increases in the other drilling fluids business units.

     We anticipate activity in the Gulf of Mexico market will increase in 2004. This market represents the premium-priced business for this segment. We expect to see margin improvement throughout 2004 as we continue to penetrate the offshore Gulf of Mexico market and gain wider customer acceptance of our higher-margin premium products, such as our DeepDrill™ and FlexDrill™ family of products.

     Mat and Integrated Services: Segment operating contribution declined by $3.1 million to $515,000 for the year. This decline in operating income in spite of the increase in revenues is due to higher marketing and operating costs, principally associated with composite mats, and changes in the mix of revenues in 2003 as compared to 2002. Declines in composite mat sales revenue were offset by increases in sales of wooden mats from our rental inventory in Canada and an increase in integrated services revenues with insignificant operating margin contribution.

     The keys to improvement in operating results for this segment in 2004 are anticipated to be increases in composite mat sales and rentals, the continued increase in utilization and, as a result, better pricing for our Gulf Coast inventory due to the decline in industry capacity, and increased non-oilfield projects which generate higher margins than our oilfield projects.

Provision for Uncollectible Accounts

     The provision for uncollectible accounts was recorded in the fourth quarter of 2003 and relates principally to changes in our evaluation of the collectibility of two receivable balances from customers that are in bankruptcy proceedings, and was based upon adverse developments in those proceedings. These customer balances were included in the assets of the Fluids Sales and Engineering Segment.

Impairment of Long-lived Assets

     The charge for impairment of long-lived assets was recorded in the fourth quarter and relates to our evaluation of the net realizable value of assets at our old barite grinding facilities in Channelview, Texas that will either be abandoned or sold when the relocation of these facilities is completed in 2004. The underlying assets were included in the assets of the Fluids Sales and Engineering Segment.

Foreign Currency Exchange Gains

     Net foreign currency gains were $831,000 in 2003 as compared to $170,000 in 2002. The principal components of this increase were realized and unrealized gains on short-term intercompany payable balances of our Canadian operations due to the significant decline in the U.S. dollar against the Canadian dollar in 2003.

Interest Income and Interest Expense

     Net interest expense was $14.6 million for 2003, an increase of $3.1 million, or 27%, as compared to $11.5 million for 2002. The increase in net interest cost is principally due to the absence in 2003 of the $2.2 million benefit recorded in 2002 from an interest rate swap arrangement settled on July 10, 2002. Interest expense was also higher in 2003 compared to the prior year due to an increase of $11.1 million in average outstanding borrowings, principally associated with a temporary year-end draw of $8.0 million to secure a letter of credit arrangement as further discussed in Liquidity and Capital Resources. The increase in the average outstanding borrowings was partially offset by a decline in the average effective interest rate from 8.4% in 2002 to 8.3% in 2003, exclusive of the effect of the swap. The decrease in the effective interest rate resulted from the general decline in interest rates experienced during 2002 and 2003, which were offset in part by higher pricing spreads on our credit facility due to lower earnings and the corresponding reduction in our debt coverage ratios.

Provision for Income Taxes

     We recorded income tax expense of $2.5 million in 2003 and $3.1 million in 2002. This equates to 54.2% of pre-tax income in 2003 and 39.8% of pre-tax income in 2002. The higher effective tax rate in 2003 results principally from the higher mix of foreign income to total consolidated income and from the level of non-deductible business expenses in relation to low pretax income.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

     E&P Waste Disposal: Total revenue for this segment consists of the following for 2002 and 2001 (dollars in millions):

			2002 vs. 2001
	2002	2001	$	%
E&P Waste	$45.0	$54.2	$(9.2)	(17)%
NORM	4.0	5.0	(1.0)	(20)
Industrial	2.2	1.8	.4	22

Total	$51.2	$61.0	$(9.8)	(16)%

     E&P waste disposal revenue declined $9.2 million, or 17%, on a 24% decline in waste volumes received. During 2002, we received 3.3 million barrels of E&P waste, compared to 4.3 million barrels in 2001. This decline in waste volumes received is due primarily to the 28% decline in average rigs. The average revenue per barrel increased 6.6% to $12.9 in 2002, as compared to an average of $12.1 in 2001, as a result of favorable changes in the mix of waste streams received, with an increasing proportion of the waste coming from the offshore market in response to regulatory changes.

     Results for the second half of 2002 were impacted by adverse tropical weather. In spite of these weather effects, the decline in receipts during the second half of 2002 as compared to the comparable period in 2001 was only 12%, significantly less than the 24% decline in active rigs in our primary market during this period. This was principally due to the impact of the new discharge limitations on synthetic-based fluids that had recently became fully effective.

     In the third quarter of 2002 we opened a new facility at Galveston, Texas that immediately began to receive waste from customers in that area. NORM revenues declined in 2002 due to a decline in event-driven projects.

     Fluids Sales and Engineering: Total revenue by region for this segment was as follows for 2002 and 2001 (dollars in millions):

			2002 vs. 2001
	2002	2001	$	%
Gulf Coast	$102.6	$137.0	$(34.4)	(25)%
Canada	25.1	34.2	(9.1)	(27)
U.S. Central and West Texas	44.7	45.7	(1.0)	(2)
Total North American	172.4	216.9	(44.5)	(21)
Mediterranean	21.9	–	21.9	NM

Total	$194.3	$216.9	$(22.6)	(10)%

NM – Not meaningful

     The average number of rigs we serviced in the North American market declined by 34%, from 183 in 2001 to 120 in 2002. The revenue decline was less than the decline in the number of rigs serviced, as we continued to benefit from our focus on deeper drilling projects in key markets. As a result of this trend, the average annual revenue per rig increased 21% to approximately $1.4 million in 2002, as compared to approximately $1.2 million in 2001. The increased revenue generation per rig is due principally to increasing market participation in the U.S. Gulf of Mexico market, and the improving quality (depth of drilling and difficulty of drilling) of work assigned to us by our customers.

     In May 2002, we acquired 100% of the outstanding capital stock of AVA, S.p.A., a 48 year old company that provides drilling fluids and related products to exploration companies in the Mediterranean region, Eastern Europe and North Africa. Results of operations for AVA subsequent to the effective date of the acquisition provided $21.9 million in revenues during 2002.

     Mat and Integrated Services: Total revenue for this segment consists of the following for 2002 and 2001 (dollars in millions):

			2002 vs. 2001
	2002	2001	$	%
Installation	$11.4	$19.5	$(8.1)	(42)%
Re-rental	5.6	15.2	(9.6)	(63)

Total Gulf Coast mat rental	17.0	34.7	(17.7)	(51)
Integrated services and other	43.1	54.0	(10.9)	(20)
Canadian operations	2.9	8.8	(5.9)	(67)
Composite mats	12.7	33.2	(20.5)	(62)

Total	$75.7	$130.7	$(55.0)	(42)%

     Pricing of mats rented in the core Gulf Coast market declined substantially compared to a year ago due to reduced drilling activity in this market during 2002, while installation volume remained flat at 15.4 million square feet. Average rental pricing for this market declined to $0.74 per square foot in 2002 from $1.27 per square foot in 2001, a decline of 42%. The volume of re-rentals declined 63% during 2002, as compared to 2001, also as a result of reduced activity. The highly competitive pricing in the Gulf Coast mat rental market experienced in 2002 began to subside in the fourth quarter as a result of increased activity and lower mat inventories.

     During 2002, we sold approximately 7,700 composite mats, resulting in $12.7 million in revenues, as compared to $34.0 million of revenue on approximately 21,000 mats sold in 2001. The decline in Canadian wooden mat rental revenues was principally related to the significant decline in Canadian rig activity and the effects of our customers’ utilization of composite mats sold in 2001.

Operating Income

     E&P Waste Disposal: Operating income for this segment declined $6.8 million on a $9.8 million decline in revenues. As noted previously, in late 2001, we began to reduce costs in this segment, principally associated with our U.S. Liquids contract, in response to reduced market activities. These cost reductions were fully in place by June 30, 2002 and were slightly offset by the costs associated with opening our new Galveston facility and expanding two key service facilities.

     With completion of our cost reduction strategy and the termination of the USL agreement, operating margins for this segment improved significantly beginning in the third quarter of 2002.

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

     Mat and Integrated Services: Mat and integrated services operating income declined $29.3 million in 2002 as compared to 2001, on a $55.0 million decline in revenues. The large decline in operating income is primarily due to two factors. First, we experienced lower rental income in our primary oilfield rental business due to a reduction in pricing (from $1.27 to $0.74 per square foot installed) and a significant reduction in re-rental income of $9.6 million, or 63%. Second, we experienced lower composite mat sales in 2002. Composite mat sales generated a gross margin contribution of approximately 45% in 2001.

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

Liquidity and Capital Resources

     Our working capital position was as follows as of December 31:

	2003	2002	2001
Working Capital (000s)	$133,909	$116,434	$103,359
Current Ratio	2.76	2.82	3.03

     During the year ended December 31, 2003, our working capital position increased by $17.5 million. This increase in working capital was principally due to the temporary effect of $8.0 million in restricted cash at December 31, 2003 used to secure a letter of credit obligation and increases in drilling fluids raw materials inventory, principally barite. In January 2003, we acquired the entire raw barite inventory, which had previously been held on a consignment basis. This change from a consignment basis resulted in an increase in inventory of approximately $7.1 million in 2003.

     During 2003, we reduced our purchase of composite mats to approximately 5,000 units. The manufacturing facility (“LOMA”) is currently not producing any mats due to low demand, and we have reduced the number of planned purchases of composite mats in 2004 to approximately 2,500 units, equal to the remaining inventory held by LOMA. Purchases in 2004 will be based on LOMA’s cash flow requirements until its inventory on hand is exhausted. With this decline in purchases, along with anticipated composite mat sales in 2004, we expect to reduce the level of composite mat inventory by the end of 2004.

     Net trade accounts receivable increased $2.3 million during 2003 on a $52 million increase in revenues. During 2003, days sales in receivable declined by 13 days, from 111 days in 2002 to 98 days in 2003. We continue to monitor our accounts receivable positions and anticipate a further reduction in our collection cycles in 2004, although not as significant as the reduction experienced in 2003.

     We anticipate that our working capital requirements for 2004 will increase as a result of the expected improvement in revenue, related principally to expected market penetration and to modest gains in rig activity. Some of this expected increase in working capital requirements should be offset by our continued focus on improving our collection cycle and anticipated reductions in composite mat inventory. If market conditions improve in 2004 as anticipated, we will likely have to supplement our operating cash flows with borrowings under our credit facility to fund the resulting increase in working capital. We believe we have adequate capacity under our revised credit facility to meet these anticipated working capital needs.

     Cash generated from operations during 2003 totaled $14.8 million, excluding the effects of the $8.0 million restricted cash investment discussed below. This cash was supplemented by net borrowing on our line of credit arrangements to principally fund net capital expenditures of $22.0 million. Net capital expenditures in 2003 were slightly above 2003 depreciation amounts and we anticipate that 2004 capital expenditures will be below 2004 depreciation. We have less than $1.1 million in commitments associated with capital projects for 2004, principally associated with expansion of our environmental operations in the Jonah-Pinedale market. The remaining amounts of 2004 capital improvements are expected to be used principally to expand drilling fluids and environmental service capacity in growing markets as and when needed. Our commitments to expand drilling fluids and environmental capacity will be monitored and adjusted depending on market conditions, our operating cash flows and other available cash resources. We expect to fund 2004 capital expenditures with cash generated from operations.

     Our long term capitalization was as follows as of December 31:

	2003	2002	2001
Long-term debt (excluding current maturities):
Credit facility	$52,500	$37,500	$39,715
Senior Subordinated Notes	125,000	125,000	125,000
Other	6,100	9,549	12,239

Total long-term debt	183,600	172,049	176,954
Stockholders’ equity	313,961	305,423	293,954

Total capitalization	$497,561	$477,472	$470,908

Long-term debt to long-term capitalization	36.9%	36.0%	37.6%

     On February 25, 2004 our bank credit facility the (“Credit Facility”) was amended and restated whereby the form of the facility was converted into an asset-based lending facility (the “New Credit Facility”). Under the New Credit Facility, we can borrow up to $85 million in the form of $15 million in term debt and $70 million in revolving debt. Availability under the revolving portion of the New Credit Facility is based on a percentage of our eligible consolidated accounts receivable and inventory as defined in the New Credit Facility. The New Credit Facility bears interest at either a specified prime rate or the LIBOR rate, plus a spread determined quarterly based upon a fixed charge coverage ratio.

     The New Credit Facility is secured by a pledge of substantially all of our domestic assets. The New Credit Facility contains a fixed charge coverage ratio covenant and a tangible net worth covenant. In addition, the New Credit Facility includes a requirement that we maintain a minimum excess availability of $5 million from May 15, 2004 to June 15, 2004.

     As a result of the conversion of the Credit Facility to the New Credit Facility we anticipate approximately a one percent reduction in the effective cost of outstanding borrowings. In addition, the number of financial covenants was significantly reduced in the New Credit Facility. Due to consistently low operating results in 2003, financial covenants under the Credit Facility were modified on numerous occasions, resulting in additional fees. We believe that the structure of the New Credit Facility provides a better source of capital given our current operating environment.

     AVA maintains its own credit arrangements, consisting primarily of lines of credit with several banks, with the lines renewed on an annual basis. Advances under these credit arrangements are typically based on a percentage of AVA’s accounts receivable or firm contracts with certain customers. As of December 31, 2003, AVA had a total of $10.6 million outstanding under these facilities. We do not provide a corporate guaranty of AVA’s debt.

     With respect to off balance sheet liabilities, we lease most of our office and warehouse space, rolling stock and certain pieces of operating equipment under operating leases. We have issued a guaranty of certain debt obligations of the manufacturer of our composite mats (“LOMA”). This guaranty is backed by a letter of credit. The amount of this guaranty as of December 31, 2003 was $8.0 million. In December 2003, we temporarily secured this letter of credit with a certificate of deposit while we negotiated an extension of the Credit Facility, drawing $8.0 million under the Credit Facility for that purpose. With the closing of the New Credit Facility, the obligation to secure this guarantee terminated, and in early March we will cash the certificate of deposit, which was reported as restricted cash in our balance sheet at December 31, 2003, and pay down the New Credit Facility with the proceeds.

     The underlying debt obligation of LOMA matures in approximately five years. The LOMA plant suspended production in May 2003 and has not resumed operations. The ability of LOMA to continue to repay its debt obligations is dependent upon sales of composite mats. We have agreed to purchase from LOMA the mats remaining in its inventory at December 31, 2003 during 2004. Should an increase in composite mat sales not occur, LOMA would not restart production and our guarantee may be called upon to fulfill LOMA’s debt obligation. Since our guarantee is secured by a letter of credit, there would not be any impact on the availability under our New Credit Facility should performance under the guarantee be required.

     We have also issued a guaranty for certain debt obligations of a joint venture (“MOCTX”), which supplies a portion of our wooden mats on a day rate leasing basis. The amount of this guaranty as of December 31, 2003 was $7.4 million.

     Except as described in the preceding paragraphs, we are not aware of any material expenditures, significant balloon payments or other payments on long-term obligations or any other demands or commitments, including off-balance sheet items to be incurred within the next 12 months. Inflation has not materially impacted our revenues or income.

     A summary of our outstanding contractual and other obligations and commitments at December 31, 2003 is as follows (in millions):

	Payments Due By Period
		Less
		Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt and capital leases	$197.5	$13.9	$58.6	$125.0	$–
Operating leases (1)	46.2	15.4	17.9	7.8	5.1
Trade accounts payable and accrued liabilities reflected in balance sheet under GAAP	62.3	62.3	–	–	–
Purchase commitments, not accrued (2)	9.3	9.3	–	–	–
Other long-term liabilities reflected in balance sheet under GAAP	1.7	–	1.7	–	–
Performance bond obligations	5.2	–	–	–	5.2
Secured guarantees	8.0	1.8	3.5	2.7	–
Standby letter of credit commitments not included elsewhere	1.0	1.0	–	–	–

Total contractual obligations	$331.2	$103.7	$81.7	$135.5	$10.3

(1)	Includes commitments under an operating lease with MOCTX. This future commitment is also guaranteed as described elsewhere in this report.

(2)	Includes purchase order commitments for inventory (including $2.3 million secured by standby letters of credit) or equipment not received as of December 31, 2003. Also includes commitments under construction contracts as of December 31, 2003.

           We anticipate that the obligations and commitments listed above that are due in less than one year will be paid from operating cash flows.

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

Allowance for Doubtful Accounts

     Reserves for uncollectible accounts receivable and notes receivable are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable. For notes receivable, our judgments with respect to collectibility includes evaluating any underlying collateral. The majority of our revenues are from mid-sized and international oil companies and government-owned or government-controlled oil companies, and we have receivables in several foreign jurisdictions. Changes in oil and gas drilling activity or changes in economic conditions in foreign jurisdictions could cause our customers to be unable to repay these receivables, resulting in additional allowances. Since amounts due from individual customers can be significant, future adjustments to the allowance can be material.

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

     In 2002, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” became effective and, as a result, we ceased to amortize our goodwill. In lieu of amortization, we are required to perform an annual impairment review of goodwill.

Income Taxes

     We have net deferred tax assets of $17.5 million at December 31, 2003. We provide for deferred taxes in accordance with FAS 109, “Accounting for Income Taxes.” Under FAS 109, a valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2003, we had recorded a valuation allowance for all state NOLs. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period this determination was made.

New Accounting Standards

     In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“FAS”) 141, “Business Combinations,” and FAS 142, “Goodwill and Other Intangible Assets.” We adopted these Standards on January 1, 2002, which among other requirements, (i) prohibit the use of the pooling-of-interests method of accounting for business combinations, (ii) create more specific criteria for identifying other intangible assets which are acquired in a business combination, (iii) provide that goodwill not be amortized in any circumstance, and (iv) require that goodwill be tested for impairment annually or when events or circumstances occurring between annual tests indicate that goodwill for a reporting unit might be impaired. FAS 142 established a new method for testing goodwill for impairment based on a fair value concept. We completed our fair value testing of goodwill balances during the quarter ended March 31, 2003 and determined that our existing goodwill balances were not impaired under the new standards. Upon adoption of the Standards on January 1, 2002, we ceased to amortize our remaining goodwill balance. Goodwill amortization was approximately $4.9 million for the year ended December 31, 2001.

     In June 2001, the FASB issued FAS 143, “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002. FAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Our principal retirement obligations consist of expected costs of site restoration and other cleanup costs at leased facilities for all of our business units, and costs to plug and abandon wells at our disposal facilities owned or leased by our E&P waste disposal segment. We anticipate that the majority of the costs related to asset retirement obligations will be incurred between the years 2022 and 2052. Based on our current business plans, no material expenditures for asset retirement obligations are expected prior to 2012.

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

     In January 2003, the FASB issued Financial Interpretation Number (“FIN”) 46 “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 were effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after March 15, 2004.

     We are currently assessing the impact of FIN 46 on the reporting for our two variable interest entities. These variable interest entities consist of the 49% interest in LOMA and in MOCTX. These variable interest entities are currently accounted for under the equity method and are not consolidated in our financial statements. It is possible that we could conclude, after completion of our assessment, that one or both of these entities would need to be consolidated in our financial statements. If this were to occur, the assets and the liabilities of the variable interest entity and the operating results of that entity would be consolidated into our financial statements. In addition, the recorded investments in these entities, representing our 49% interest in the equity of the entities, would be eliminated in consolidation and a minority interest, representing the 51% uncontrolled interest, would be recorded.

     If these entities were consolidated, the impact would not be considered material to our results of operations, since all of the operating activity of these variable interest entities is with Newpark or one of our wholly-owned subsidiaries and this activity would be eliminated in consolidation.

     The unaudited assets and liabilities of LOMA that would be consolidated with our balance sheet, after consideration of elimination entries, at December 31, 2003 are as follows:

Cash	$374
Inventory	2,627
Other current assets	93

Total current assets	3,094
Property, plant & equipment, net	6,141
Intangible assets, net	1,422
Other non-current assets	141

Total assets	10,798
Current portion of long-term debt	2,087
Other current liabilities	238

Total current liabilities	2,325
Long-term debt	6,500

Total liabilities	8,825

Net assets, after consideration of eliminations	$1,973

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

Long-Term Debt

     We are subject to interest rate risk on our long-term fixed interest rate Senior Subordinated Notes. Our Credit Facility has a variable interest rate and, accordingly, is not subject to interest rate risk. All other things being equal, the fair market value of debt with a fixed interest rate will increase as interest rates fall. Conversely, the fair market value of this debt will decrease as interest rates rise. Our policy has historically been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt.

     In November 2001, we entered into an interest-rate swap instrument, which effectively converted our Senior Subordinated Notes to a floating rate for a two-year period ending in December 2003. On July 10, 2002, we terminated the swap instrument and received a payment of $1,040,000. The total benefit recognized under the swap instrument as a reduction to interest expense, including the termination fee, was $2.2 million for the year ended December 31, 2002.

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

FORWARD-LOOKING STATEMENTS

     The foregoing discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified below, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.

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

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Newpark Resources, Inc.

     We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. (a Delaware corporation) as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits. The financial statements of Newpark Resources, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report, dated February 22, 2002, expressed an unqualified opinion on those financial statements before the transitional disclosures described in Note C.

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

     In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newpark Resources, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.

     As discussed in Note A to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”).

     As discussed above, the financial statements of Newpark Resources, Inc. as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note C, these financial statements have been revised to include the transitional disclosures required by FAS 142. Our audit procedures with respect to the disclosures in Note C for 2001 included (a) agreeing the previously reported net income and net income applicable to common and common equivalent shares to the previously issued financial statements and the adjustments representing goodwill amortization expense (including any related tax effects) recognized in those periods to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income and adjusted net income applicable to common and common equivalent shares and the related earnings-per-share amounts. In our opinion, the disclosures described above for 2001 in Note C are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financials statements taken as a whole.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 1, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Newpark’s filing on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 31, 2003.

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

/s/ Arthur Andersen LLP

New Orleans, Louisiana
February 22, 2002

Newpark Resources, Inc.
Consolidated Balance Sheets
December 31,

(In thousands, except share data)	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$4,692	$2,725
Restricted cash	8,029	–
Trade accounts receivable, less allowance of $2,920 in 2003 and $2,102 in 2002	99,948	97,657
Notes and other receivables	5,428	3,307
Inventories	74,846	55,473
Deferred tax asset	8,698	11,094
Prepaid expenses and other current assets	8,510	10,039

Total current assets	210,151	180,295
Property, plant and equipment, at cost, net of accumulated depreciation	206,238	204,703
Goodwill	115,869	110,727
Deferred tax asset	8,778	8,950
Other intangible assets, net of accumulated amortization	14,947	15,786
Other assets	19,517	21,795

	$575,500	$542,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Foreign bank lines of credit	$10,610	$6,621
Current maturities of long-term debt	3,259	3,258
Accounts payable	40,479	35,568
Accrued liabilities	21,894	18,414

Total current liabilities	76,242	63,861
Long-term debt, less current portion	183,600	172,049
Other noncurrent liabilities	1,697	923
Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 120,000 and 167,500 shares outstanding at December 31, 2003 and 2002, respectively	30,000	41,875
Common Stock, $0.01 par value, 100,000,000 shares authorized, 81,073,222 and 77,710,192 shares outstanding at December 31, 2003 and 2002, respectively	811	777
Paid-in capital	390,788	376,278
Unearned restricted stock compensation	(803)	(281)
Accumulated other comprehensive income	5,033	(864)
Retained deficit	(111,868)	(112,362)

Total stockholders’ equity	313,961	305,423

	$575,500	$542,256

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Operations
Year Ended December 31,

(In thousands, except share data)	2003	2002	2001
Revenues	$373,179	$321,195	$408,605
Operating costs and expenses:
Cost of services provided	238,720	207,795	252,185
Operating costs	109,443	89,021	82,137

	348,163	296,816	334,322
General and administrative expenses	5,342	5,323	5,170
Provision for uncollectible accounts	1,000	–	–
Impairment of long-lived assets	350	–	–
Goodwill amortization	–	–	4,861

Operating income	18,324	19,056	64,252
Foreign currency exchange (gain) loss	(831)	(170)	359
Interest income	(633)	(741)	(1,378)
Interest expense	15,251	12,286	15,438

Income before income taxes	4,537	7,681	49,833
Provision for income taxes	2,460	3,060	17,927

Net income	2,077	4,621	31,906
Less:
Preferred stock dividends and accretion	1,583	3,071	3,900
Other noncash preferred stock charges	–	1,037	–

Net income applicable to common and common equivalent shares	$494	$513	$28,006

Income per common and common equivalent share:
Basic	$0.01	$0.01	$0.40

Diluted	$0.01	$0.01	$0.37

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income
Year Ended December 31,

(In thousands)	2003	2002	2001
Net income	$2,077	$4,621	$31,906
Other comprehensive income (loss):
Foreign currency translation adjustments	5,897	1,168	(1,425)

Comprehensive income	$7,974	$5,789	$30,481

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Stockholders’ Equity
Year Ended December 31,

					Accumulated
					Other
				Unearned	Compre-
	Preferred	Common	Paid-In	Restricted	hensive	Retained
(In thousands)	Stock	Stock	Capital	Stock	Income	Deficit	Total
Balance at January 1, 2001	$73,521	$696	$329,650	$(2,339)	$(607)	$(140,866)	$260,055
Employee stock options and ESPP	–	4	2,798	–	–	–	2,802
Amortization of restricted stock	–	–	–	1,399	–	–	1,399
Foreign currency translation	–	–	–	–	(1,425)	–	(1,425)
Preferred stock dividends and accretion	449	3	2,669	–	–	(3,904)	(783)
Net income	–	–	–	–	–	31,906	31,906

Balance at December 31, 2001	73,970	703	335,117	(940)	(2,032)	(112,864)	293,954
Employee stock options and ESPP	–	5	2,752	–	–	–	2,757
Amortization of restricted stock	–	–	–	617	–	–	617
Cancellations of restricted stock	–	–	(378)	42	–	–	(336)
Foreign currency translation	–	–	–	–	1,168	–	1,168
Preferred stock dividends and accretion	1,030	5	3,023	–	–	(4,119)	(61)
Issuance of common stock	–	20	16,280	–	–	–	16,300
Redemption of Series A preferred stock	(15,000)	–	–	–	–	–	(15,000)
Conversion of Series C preferred stock	(18,125)	42	18,083	–	–	–	–
Shares issued in acquisition	–	2	1,401	–	–	–	1,403
Net income	–	–	–	–	–	4,621	4,621

Balance at December 31, 2002	41,875	777	376,278	(281)	(864)	(112,362)	305,423
Employee stock options and ESPP	–	–	303	–	–	–	303
Amortization of restricted stock	–	–	–	277	–	–	277
Issuances of restricted stock	–	2	881	(883)	–	–	–
Cancellations of restricted stock	–	–	(100)	84	–	–	(16)
Foreign currency translation	–	–	–	–	5,897	–	5,897
Preferred stock dividends and accretion	–	4	1,579	–	–	(1,583)	–
Conversion of Series C preferred stock	(11,875)	28	11,847	–	–	–	–
Net income	–	–	–	–	–	2,077	2,077

Balance at December 31, 2003	$30,000	$811	$390,788	$(803)	$5,033	$(111,868)	$313,961

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
Year Ended December 31,

(In thousands)	2003	2002	2001
Cash flows from operating activities:
Net income	$2,077	$4,621	$31,906
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	18,765	19,467	20,056
Amortization	2,564	2,376	7,371
Provision for deferred income taxes	564	3,837	15,348
Provision for doubtful accounts	1,000	–	–
Impairment of long-lived assets	350	–	–
Gain (loss) on sale of assets	249	(43)	(178)
Change in assets and liabilities, net of acquisitions:
Increase in restricted cash	(8,029)	–	–
Increase in accounts and notes receivable	(3,470)	(3,991)	(12,645)
Increase in inventories	(20,293)	(8,059)	(19,146)
Decrease (increase) in other assets	3,728	(3,781)	(5,957)
Increase (decrease) in accounts payable	5,128	2,239	925
Increase (decrease) in accrued liabilities and other	4,172	(5,298)	3,239

Net cash provided by operations	6,805	11,368	40,919
Cash flows from investing activities:
Capital expenditures	(22,726)	(15,187)	(29,673)
Proceeds from sale of property, plant and equipment	683	532	1,710
Payments received on notes receivable	1,573	2,180	916
Acquisitions, net of cash acquired	–	(4,774)	–

Net cash used in investing activities	(20,470)	(17,249)	(27,047)
Cash flows from financing activities:
Net borrowings (payments) on lines of credit	19,097	395	(38,361)
Principal payments on notes payable and long-term debt	(3,768)	(2,825)	(831)
Proceeds from exercise of stock options and ESPP	303	2,338	2,254
Net proceeds from common stock issue	–	16,300	–
Repurchase of preferred stock	–	(15,000)	–
Preferred stock dividends paid in cash	–	(106)	(675)

Net cash provided by (used in) financing activities	15,632	1,102	(37,613)

Net increase (decrease) in cash and cash equivalents	1,967	(4,779)	(23,741)
Cash and cash equivalents at beginning of year	2,725	7,504	31,245

Cash and cash equivalents at end of year	$4,692	$2,725	$7,504

See Accompanying Notes to Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies

Organization and Principles of Consolidation. Newpark Resources, Inc., a Delaware corporation, (“Newpark”) provides integrated fluids management, environmental and oilfield services to the oil and gas exploration and production industry, principally in the Louisiana and Texas Gulf Coast, the U.S. Mid-continent , U.S. Rocky Mountain, Canada and the Mediterranean regions. The consolidated financial statements include the accounts of Newpark and its wholly-owned subsidiaries. Investments in which Newpark owns 20 percent to 50 percent and exercises significant influence over operating and financial policies are accounted for using the equity method. All material inter-company transactions are eliminated in consolidation.

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

Restricted Cash. At December 31, 2003, Newpark had invested $8.0 million in a certificate of deposit that was designated as restricted cash. The certificate of deposit secures a portion of borrowings under Newpark’s credit facility. In December 2003, Newpark borrowed this amount in order to secure its obligation to guaranty the debt of the manufacturer of Newpark’s composite mats. Prior to December, this guaranty was secured by a bank letter of credit. In March, after completing the restructuring of the credit facility, the certificate of deposit will be converted to cash, the proceeds will be used to pay down the credit facility, and a new letter of credit for $8.0 million will be issued to secure Newpark’s guaranty.

Fair Value Disclosures. Newpark’s significant financial instruments consist of cash and cash equivalents, receivables, payables and long-term debt. The estimated fair value amounts have been developed based on available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. After this analysis, except as described below, management believes the carrying values of these instruments approximate fair values at December 31, 2003 and 2002.

     The estimated fair value of Newpark’s Senior Subordinated Notes payable at December 31, 2003 and 2002, based upon available market information, was $128.3 million and $119.1 million, respectively, as compared to the carrying amount of $125.0 million on those dates.

Inventories. Inventories are stated at the lower of cost (principally average and first-in, first-out) or market. Certain costs associated with the acquisition of inventory in Newpark’s fluids sales and engineering segment are capitalized as a component of the carrying value of the inventory and expensed as a component of operating costs as the products are sold. These costs include freight costs specifically identifiable to the initial receipt of products. In addition, these costs include those determined to be directly attributable to purchasing, receiving and storing this inventory.

     As of December 31, 2001, Newpark had recorded a reserve of approximately $1.1 million related to certain synthetic fluid inventories that would not be in compliance with new synthetic discharge regulations effective February 19, 2002. This reserve represented the estimated amount necessary to reduce the carrying value of these synthetic fluid inventories to net realizable value after consideration of disposal, re-blending and other costs. During 2002, there were approximately $1.1 million of charges against this reserve.

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

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued FAS 141, “Business Combinations,” and FAS 142, “Goodwill and Other Intangible Assets.” These standards, among other requirements, (i) prohibit the use of the pooling-of-interests method of accounting for business combinations, (ii) create more specific criteria for identifying other intangible assets which are acquired in a business combination, (iii) provide that goodwill not be amortized in any circumstance, and (iv) require that goodwill be tested for impairment based on a fair value concept. FAS 142 requires that goodwill balances at the date of adoption be tested and that another impairment test be performed during the fiscal year of adoption. Impairment tests should generally be performed annually thereafter, with interim testing required if circumstances warrant.

     Prior to fiscal 2002, Newpark amortized goodwill on a straight-line basis over 15 to 35 years, except for $2,211,000 relating to acquisitions prior to 1971 that had not been amortized. Effective January 1, 2002, Newpark ceased to amortize goodwill pursuant to FAS 142.

     Through December 31, 2001, Newpark’s management had historically conducted impairment reviews of its goodwill to assess the recoverability of the unamortized balance based on expected future profitability, undiscounted future cash flows of the acquisitions and their contribution to

Newpark’s overall operation. An impairment loss would have been recognized for the amount identified in the review by which the goodwill balance exceeded the recoverable goodwill balance. Subsequent to December 31, 2001, Newpark has performed impairment reviews by reporting unit based on a fair value concept, in accordance with FASB 142. Newpark’s goodwill impairment reviews conducted upon adoption and after indicated that Newpark’s goodwill was not impaired.

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

     In November 2001, Newpark entered into an interest-rate swap arrangement, effectively converting its $125 million fixed-rate Senior Subordinated Notes to a floating rate for a two-year period ending in December 2003. On July 10, 2002, Newpark terminated the swap instrument and received a payment of $1,040,000. Newpark accounted for this instrument under the provisions of FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The total benefit recognized under the swap instrument as a reduction to interest expense, including the termination fee, was $2.2 million for the year ended December 31, 2002.

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

     For revenues recognized on the percentage of completion basis, provisions for estimated losses on uncompleted contracts are made in the period in which these losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when collection is probable and the amount can be reliably estimated.

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

Investment in Unconsolidated Joint Ventures. Newpark owns a 49% interest in the LOMA Company, LLC (“LOMA”), the manufacturer of its composite mats. During the start up phase of operations for LOMA, Newpark recorded its 49% interest in the cumulative operating losses of the joint venture as a separate item in the Consolidated Statements of Operations. In 1999, full production began at the LOMA manufacturing facility. Given that all production from the facility is for Newpark and all of LOMA’s operations are production of composite mats, since 1999, Newpark has recorded its 49% interest in the income of LOMA as a reduction to its cost of composite mats included in property, plant and equipment, inventory, or costs of goods sold, as applicable.

     Newpark purchased composite mats from LOMA at a total cost of $7.2 million in 2003, $12.1 million in 2002 and $30.4 million in 2001. The purchase price of the mats is based on a contract with LOMA and is equal to the total of specified costs of producing the mats, as defined in the contract, plus a percentage markup on these costs.

     Newpark has filed a petition for declaratory judgment and for monetary damages against LOMA in connection with a dispute related to the pricing of composite mats. In this dispute, Newpark contends that certain indirect and general and administrative expenses have been improperly included in the calculation of the sales price by LOMA. Management of Newpark believes that the results of any litigation regarding this dispute will not have a significant negative impact on Newpark’s results of operations or financial condition.

     In December 2002, Newpark formed a joint venture (“MOCTX”) with the leading producer of wooden mat systems. Newpark has a 49% interest in this joint venture and is accounting for its investment under the equity method of accounting. During 2003, Newpark entered into an agreement with the joint venture to lease certain wooden mats.

     In January 2003, the FASB issued Financial Interpretation Number (“FIN”) 46 “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 were effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after March 15, 2004.

     Management is currently assessing the impact of FIN 46 on the reporting for Newpark’s two variable interest entities. These variable interest entities consist of the 49% interest in LOMA and MOCTX. As noted above, both of these variable interest entities are accounted for under the equity method and are not consolidated in Newpark’s financial statements. It is possible that management could conclude, after completion of its assessment, that one or both of these entities would need to be consolidated in Newpark’s financial statements. If this were to occur, the assets and the liabilities of the variable interest entity and the operating results of that entity would be consolidated into Newpark’s financial statements. In addition, the recorded investments in these entities, representing Newpark’s 49% interest in the equity of the entities, would be eliminated in consolidation and a minority interest, representing the 51% uncontrolled interest, would be recorded.

     If these entities were consolidated, the impact would not be considered material to Newpark’s results of operations, since all of the operating activity of these variable interest entities is with Newpark or one of its wholly-owned subsidiaries and this activity would be eliminated in consolidation. The unaudited assets and liabilities of LOMA that would be consolidated with Newpark’s balance sheet, after consideration of elimination entries, at December 31, 2003 are as follows:

Cash	$374
Inventory	2,627
Other current assets	93

Total current assets	3,094
Property, plant & equipment, net	6,141
Intangible assets, net	1,422
Other non-current assets	141

Total assets	10,798
Current portion of long-term debt	2,087
Other current liabilities	238

Total current liabilities	2,325
Long-term debt	6,500

Total liabilities	8,825

Net assets, after consideration of eliminations	$1,973

     MOCTX principally operates through an operating lease arrangement for wooden mats. Mats are leased from a third party and in turn leased to a subsidiary of Newpark. There are no significant assets or liabilities recorded on the balance sheet of MOCTX that would be consolidated with Newpark’s balance sheet. The total future minimum lease payment obligation for MOCTX is approximately $7.4 million as of December 31, 2003 and is included in total future minimum lease payments in Note N. Newpark guarantees the MOCTX operating lease as well as the long-term debt of LOMA (see Restricted Cash above).

Stock-Based Compensation. FAS 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Newpark has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, and has adopted the disclosure-only provisions of FAS 123.

Foreign Currency Transactions. The majority of Newpark’s transactions are in U.S. dollars; however, Newpark’s Canadian and Italian subsidiaries maintain their accounting records in the respective local currency. These currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected in “accumulated other comprehensive income,” a component of stockholders’ equity, in accordance with FAS No. 52 and FAS No. 130, “Reporting Comprehensive Income.” Foreign currency transaction gains (losses), if any, are credited or charged to income. Net transaction gains totaling $831,000 were recorded in 2003. Net transaction gains totaling $170,000 were recurred in 2002. Cumulative foreign currency translation gains related to foreign subsidiaries reflected in stockholders’ equity amounted to $5.0 million at December 31, 2003. Cumulative foreign currency translation losses related to foreign subsidiaries reflected in stockholders’ equity amounted to $864,000 and $2.0 million at December 31, 2002 and 2001, respectively. At December 31, 2003 Newpark’s foreign subsidiaries had net assets of approximately $28.4 million.

New Accounting Standards. In July 2001, the FASB issued FAS 141 and FAS 142 as previously discussed above in Goodwill and Other Intangibles. In January 2003, the FASB issued FIN 46 as previously discussed above in Investment in Unconsolidated Joint Ventures.

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

     Newpark adopted FAS 143 on January 1, 2003, at which time a liability of $343,000 was recorded, representing the fair value of the expected future liability for asset retirement obligations at the date of adoption. In addition, upon adoption, net assets of $184,000 were recorded, reflecting the unamortized value of the net assets that would have been recorded at the time the obligations originated, less accumulated depreciation from that date to the date of adoption. The gross difference between the net liability and net assets as of the date of adoption was $159,000 and has been recorded as a component of operating expenses. This amount was considered immaterial and was not disclosed as a cumulative effect of accounting change. As of December 31, 2003, the recorded liability related to asset retirement obligations was $381,000, which amount is included as a component of other non-current liabilities.

     In May 2003, the FASB issued FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable, as well as certain other financial instruments, be classified as liabilities in the financial statements. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning with Newpark’s third quarter of 2003. The provisions of this statement did not have a material impact on Newpark’s consolidated financial statements.

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

     The acquisition was accounted for in accordance with FAS 141. The purchase price, including approximately $405,000 of acquisition costs, was allocated to the net assets of AVA based on preliminary estimated fair values at the date of acquisition. These preliminary estimates were revised during 2003 to the following final allocated amounts, principally in connection with the recording of deferred tax liabilities (in thousands):

Current assets, net of cash acquired	$12,775
Property, plant and equipment	1,342
Intangible assets:
Customer relationships (10-year life)	827
Trademarks (indefinite, non-amortizing)	580
Noncompete agreements (5-year life)	383
Operating rights and licenses (indefinite life, non-amortizing)	407
Other assets	397
Goodwill	5,987
Liabilities assumed	(16,117)

Total purchase price, net of cash acquired	6,581
Less value of common stock issued	(1,403)

Cash purchase price, net of cash acquired	$5,178

     C. Goodwill and Other Intangibles

     Effective January 1, 2002, Newpark adopted FAS 141 and FAS 142. Therefore, Newpark ceased to amortize goodwill. For the year ended December 31, 2001, goodwill amortization was approximately $4.9 million.

     FAS 142 requires that prior year results should not be restated. The table below reconciles Newpark’s net income and earnings per share as reported for the year ended December 31, 2001 to the amounts that would have been reported had FAS 142 been adopted as of January 1, 2001 (in thousands, except per share amounts):

(In Thousands)	2001
Net income:
As reported	$31,906
Goodwill amortization, net of tax	3,847

As adjusted	$35,753

Net income applicable to common and common equivalent shares:
As reported	$28,006
Goodwill amortization, net of tax	3,847

As adjusted	$31,853

Basic earnings per share:
As reported	$0.40
Goodwill amortization, net of tax	0.05

As adjusted	$0.45

Diluted earnings per share:
As reported	$0.37
Goodwill amortization, net of tax	0.05

As adjusted	$0.42

     The changes in the carrying amount of goodwill for 2002 and 2003 are as follows (in thousands):

	E&P	Drilling	Mat and
	Waste	Fluids	Integrated	Total
Balance at January 1, 2002	$58,134	$37,721	$9,912	$105,767
Goodwill acquired during period	–	4,213	–	4,213
Effects of foreign currency	–	747	–	747

Balance at December 31, 2002	58,134	42,681	9,912	110,727
Goodwill adjustments for final purchase price allocation of 2002 acquisition	–	1,774	–	1,152
Effects of foreign currency	–	3,368	–	3,368

Balance at December 31, 2003	$58,134	$47,823	$9,912	$115,869

     Other intangible assets consist of the following (in thousands):

		December 31, 2003			December 31, 2002
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Patents and exclusivity agreements	15–17 years	$14,718	$6,299	$8,419	$14,642	$5,188	$9,454
Permits, operating rights and licenses	Non-amortizing	4,472	–	4,472	4,353	–	4,353
Customer relationships	10 years	1,157	182	974	955	55	900
Noncompete agreements	5 years	535	264	271	454	50	404
Trademarks	Non-amortizing	810	–	811	675	–	675

		$21,692	$6,745	$14,947	$21,079	$5,293	$15,786

     All of Newpark’s intangible assets are subject to amortization in accordance with FASB 142, except for the permits, operating rights, licenses and trademarks, which are deemed to have an indefinite life. Total amortization expense for the years ended December 31, 2003, 2002 and 2001 related to other intangibles was $1,452,000, $1,046,000 and $1,073,000, respectively.

     Estimated future amortization expense for the years ended December 31 is as follows (in thousands):

2004	$1,109
2005	$1,109
2006	$1,075
2007	$1,025
2008	$966

D. Inventory

     Newpark’s inventory consisted of the following items at December 31, 2003 and 2002:

(In Thousands)	2003	2002
Finished Goods:
Composite mats	$21,307	$17,039
Raw materials and components:
Logs	3,982	3,040
Drilling fluids raw materials and components	47,856	34,108
Supplies	308	354
Other	1,393	932

Total raw materials and components	53,539	38,434

Total inventory	$74,846	$55,473

     In January 2003, Newpark acquired the entire raw barite inventory, which had previously been held on a consignment basis, for $10.5 million. This inventory is included in drilling fluids raw materials and components inventory.

E. Property, Plant and Equipment

     Newpark’s investment in property, plant and equipment at December 31, 2003 and 2002 is summarized as follows:

(In Thousands)	2003	2002
Land	$11,203	$10,995
Buildings and improvements	58,174	54,656
Machinery and equipment	171,025	154,941
Construction in progress	22,729	15,047
Mats	43,546	49,980
Other	3,164	6,116

	309,841	291,735
Less accumulated depreciation	(103,603)	(87,032)

	$206,238	$204,703

F. Financing Arrangements

     Financing arrangements consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Senior subordinated notes	$125,000	$125,000
Domestic bank lines of credit	52,500	37,500
Foreign bank lines of credit	10,610	6,621
Other, principally capital leases secured by composite mats, machinery and equipment with a total net book value of $17.0 million at December 31, 2003, payable through 2007, with interest at 4.9% to 10.25%	9,359	12,807

	197,469	181,928
Less: current portion	(13,869)	(9,879)

Long-term portion	$183,600	$172,049

     On December 17, 1997, Newpark issued $125 million of unsecured Senior Subordinated Notes (the “Notes”), which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on each June 15 and December 15, commencing June 15, 1998. The Notes may be redeemed by Newpark, in whole or in part, at a premium after December 15, 2002. The Notes are subordinated to all senior indebtedness, as defined in the subordinated debt indenture, including Newpark’s bank revolving credit facility.

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

     As of December 31, 2003, Newpark maintained a $100.0 million bank credit facility (the “Credit Facility”), including up to $25.0 million in standby letters of credit, in the form of a revolving line of credit commitment, which originally expired January 31, 2003 and now expires February 27, 2005. At December 31, 2003, $3.3 million in letters of credit were issued and outstanding under the Credit Facility and $52.5 million was outstanding under the revolving facility, leaving $14.2 million of availability under this facility at December 31, 2003.

     The Credit Facility bears interest at either a specified prime rate (4.00% at December 31, 2003), plus a spread determined quarterly based on Newpark’s funded debt to cash flow ratio, or the LIBOR rate (1.16% at December 31, 2003), plus a spread determined quarterly based Newpark’s funded debt to cash flow ratio. The weighted average interest rate on the outstanding balance under the Credit Facility in 2003, 2002 and 2001 was 5.9%, 6.0% and 7.7%, respectively.

     The Credit Facility contains certain financial covenants. As of December 31, 2003, Newpark was in compliance with the covenants contained in the Credit Facility, as amended. The Notes do not contain any financial covenants; however, if Newpark does not meet the financial covenants of the Credit Facility and is unable to obtain an amendment from the banks, Newpark would be in default of the Credit Facility which would cause the Notes to be in default and immediately due. The Notes, the Credit Facility and the certificate of designations relating to Newpark’s preferred stock also contain covenants that significantly limit the payment of dividends on Newpark’s common stock.

     On February 25, 2004, the Credit Facility was amended and restated whereby the form of the facility was converted into an asset-based lending facility (the “New Credit Facility”). The New Credit Facility matures on February 25, 2007. Under the New Credit Facility, Newpark can borrow up to $85 million in the form of $15 million in term debt and $70 million in revolving debt. Availability under the revolving portion of the New Credit Facility is based on a percentage of Newpark’s eligible consolidated accounts receivable and inventory as defined in the New Credit Facility. The New Credit Facility bears interest at either a specified prime rate or the LIBOR rate, plus a spread determined quarterly based upon a fixed charge coverage ratio.

     The New Credit Facility is secured by substantially all domestic assets of Newpark and its domestic subsidiaries. The New Credit Facility contains a fixed charge coverage ratio covenant and a tangible net worth covenant. In addition, the New Credit Facility includes a requirement that Newpark maintain a minimum excess availability of $5 million from May 16, 2004 to June 16, 2004.

     AVA maintains its own credit arrangements, consisting primarily of lines of credit with several banks, with the lines renewed on an annual basis. Advances under these credit arrangements are typically based on a percentage of AVA’s accounts receivable or firm contracts with certain customers. As of December 31, 2003, AVA had a total of $10.6 million outstanding under these facilities. Newpark does not provide a corporate guaranty of AVA’s debt.

     For the years ended December 31, 2003, 2002 and 2001, Newpark incurred interest cost of $15,945,000, $13,011,000 and $16,095,000, respectively, of which $694,000, $725,000 and $656,000, respectively, was capitalized on qualifying construction projects.

     Scheduled maturities of long-term debt are $13,869,000 in 2004, $55,908,000 in 2005, $2,661,000 in 2006, $125,013,000 in 2007 and $4,000 in 2008.

G. Income Taxes

     The provision (benefit) for income taxes charged to operations is as follows:

	Year Ended December 31,
(In Thousands)	2003	2002	2001
Current tax expense (benefit):
U.S. Federal	$–	$–	$923
Foreign	1,896	(777)	1,656

Total current	1,896	(777)	2,579
Deferred tax expense (benefit):
U.S. Federal	564	3,837	15,348
Foreign	–	–	–

Total deferred	564	3,837	13,348

Total provision	$2,460	$3,060	$17,927

     The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
	2003	2002	2001
Income tax expense at statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	7.3	7.9	3.3
Higher rates on earnings (losses) of foreign operations	9.3	(1.0)	–
Decrease in valuation allowance	–	–	(1.8)
Other	2.6	(2.1)	(0.5)

Total income tax expense	54.2%	39.8%	36.0%

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating losses	$66,275	$61,822
Accruals not currently deductible	1,532	1,873
Bad debts	612	427
Alternative minimum tax credits	2,341	2,341
All other	1,757	2,438

Total deferred tax assets	72,517	68,901
Valuation allowance	(9,640)	(7,907)

Total deferred tax assets, net of allowances	62,877	60,994
Deferred tax liabilities:
Accelerated depreciation and amortization	43,707	40,310
All other	1,694	640

Total deferred tax liabilities	45,401	40,950

Total net deferred tax assets	$17,476	$20,044

     For U.S. federal income tax purposes, Newpark has net operating loss carryforwards (“NOLs”) of approximately $155.5 million (net of amounts disallowed pursuant to IRC Section 382) that, if not used, will expire in 2018 through 2023. Newpark also has approximately $2.3 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. Additionally, for state income tax purposes, Newpark has NOLs of approximately $229 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in year 2004 through 2017.

     Under FAS 109, a valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2003 and December 31, 2002, Newpark has recorded a valuation allowance for all state NOLs. At December 31, 2003, Newpark has recognized a net deferred tax asset of $17.5 million, the realization of which is dependent on Newpark’s ability to generate taxable income in future periods. Management believes that its estimate of its ability to generate future earnings based on current market outlook supports recognition of this amount.

     Deferred tax expense includes a decrease in the valuation allowance for deferred tax assets of $917,000 in 2001. This decrease was associated with certain federal NOLs, for which a valuation allowance had been previously recorded, which Newpark believed were more likely than not to be utilized as a result of estimated future taxable income.

     Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $3.2 million at December 31, 2003

H. Preferred Stock

     Newpark has been authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value, of which 120,000 shares were outstanding at December 31, 2003, and 167,500 shares were outstanding at December 31, 2002.

     On December 28, 2000, Newpark completed the sale of 120,000 shares of Series C Convertible Preferred Stock, $0.01 par value per share (the “Series C Preferred Stock”). There are no redemption features to the Series C Preferred Stock. The aggregate purchase price for this instrument was $30.0 million. On June 1, 2000, Newpark completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of the Common Stock of Newpark at an exercise price of $10.075 per share, subject to anti-dilution adjustments. The Series B Warrant has a term of seven years, expiring June 1, 2007. There are no redemption features to the Series B Preferred Stock. The aggregate purchase price for these instruments was $30.0 million, of which approximately $26.5 million was allocated to the Series B Preferred Stock and approximately $3.5 million to the Series B Warrant. The net proceeds from these sales were used to repay indebtedness. No underwriting discounts or commissions were paid in connection with the sales of these securities.

     Cumulative dividends are payable on the Series C and Series B Preferred Stock quarterly in arrears. The dividend rate is 4.5% per annum, based on the stated value of $250 per share of Series C and Series B Preferred Stock. Dividends payable on the Series C and Series B Preferred Stock may be paid at the option of Newpark either in cash or by issuing shares of Newpark’s Common Stock that have been registered under the Securities Act of 1933, as amended (the “Act”). All dividends paid in 2002 and 2003 were paid in the form of common stock. The number shares of Common Stock of Newpark to be issued as dividends is determined by dividing the cash amount of the dividend otherwise payable by the market value of the Common Stock determined in accordance with the provisions of the certificate relating to the Series C and Series B Preferred Stock. If Newpark fails to pay any dividends when due, these dividends will accumulate and accrue additional dividends at the then existing dividend rate.

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

     During the second quarter of 2003, the holder of Series C Preferred Stock converted a total of 47,500 shares of the Series C Preferred Stock in accordance with the terms of the Agreements. The converted shares of Series C Stock had a total stated value of $11.9 million. In connection with these conversions, Newpark issued a total of 2.8 million shares of its common stock, valued at the conversion price of $4.3125, and cancelled the 47,500 shares of Series C Preferred Stock. During the third and fourth quarters of 2002, the holder of Series C Preferred Stock converted a total of 72,500 shares of the Series C Preferred Stock in accordance with the terms of the Agreements. The converted shares of Series C Stock had a total stated value of $18.1 million. In connection with these conversions, Newpark issued a total of 4.2 million shares of its common stock, valued at the conversion price of $4.3125, and cancelled the 72,500 shares of Series C Preferred Stock. Subsequent to December 31, 2003, the holder of Series B Preferred Stock converted a total of 40,000 shares of the Series B Preferred Stock in accordance with the terms of the Agreements. The converted shares of Series B Stock had a total stated value of $10.0 million. In connection with this conversion, Newpark issued a total of 2.6 million shares of its common stock, valued at the conversion price of $3.804, and cancelled the 40,000 shares of Series B Preferred Stock.

     On April 16, 1999, Newpark, issued 150,000 shares of Series A Cumulative Perpetual Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), and a warrant (the “Series A Warrant”) to purchase up to 2,400,000 shares of the Common Stock of Newpark at an exercise price of $8.50 per share, subject to anti-dilution adjustments. The Series A Warrant has a term of seven years, expiring April 15, 2006. The aggregate purchase price for these instruments was $15.0 million, of which approximately $12.8 million was allocated to the Series A Preferred Stock and approximately $2.2 million to the Series A Warrant. The net proceeds from the sale were used to repay indebtedness. No underwriting discounts, commissions or similar fees were paid in connection with the sale of the securities.

     On May 15, 2002, Newpark repurchased all of the outstanding shares of Series A Preferred Stock. As a result of this repurchase, Newpark recorded a non-recurring, non-cash charge of $861,350 ($.01 per share) for the remaining unamortized balance of the discount received upon the issuance of the Series A Stock in April 1999, which was previously being amortized over a period of five years.

     The Series A Warrants and Series B Warrants contain anti-dilution provisions. During 2002, Newpark recorded adjustments totaling $176,000 to its equity accounts to reflect the value assigned to the adjustments made to these warrants in connection with the anti-dilution provisions. As of December 31, 2003, the Series A Warrant provides for the right to purchase up to 2,568,271 shares of the Common Stock of Newpark at an exercise price of $8.50 per share. As of December 31, 2003, the Series B Warrant provides for the right to purchase up to 1,909,092 shares of the Common Stock of Newpark at an exercise price of $10.03 per share.

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

I. Common Stock

     On May 15, 2002, Newpark issued two million shares of common stock in a public offering. The shares were sold at a price of $8.50 per share, with Newpark receiving a total of $16.3 million in proceeds after commissions and legal and accounting costs. The principal use of proceeds was to repurchase all of the outstanding shares of Series A Preferred Stock. The total repurchase price for the Series A Stock was $15.0 million, including $106,249 of dividends earned from the last dividend payment date through the date of repurchase. The remaining proceeds were used to repay debt.

     Changes in outstanding Common Stock for the years ended December 31, 2003, 2002 and 2001 were as follows:

(In Thousands of Shares)	2003	2002	2001
Outstanding, beginning of year	77,710	70,332	69,588
Shares issued upon conversion of preferred stock	2,754	4,202	–
Shares issued under new equity offering	–	2,000	–
Shares issued in acquisition	–	171	–
Shares issued (cancelled) under deferred compensation plan	169	(38)	–
Shares issued under employee stock purchase plan	74	110	77
Shares issued for preferred stock dividends	360	534	296
Shares issued upon exercise of options	6	399	371

Outstanding, end of year	81,073	77,710	70,332

J. Earnings per Share

     The following table presents the reconciliation of the numerator and denominator for calculating earnings per share in accordance with the disclosure requirements of SFAS 128 as follows (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Income applicable to common and common equivalent shares	$494	$513	$28,006
Add:
Series B and Series C Preferred Stock dividends	–	–	2,025

Adjusted income applicable to common and common equivalent shares	$494	$513	$30,031

Weighted average number of common shares outstanding	79,785	72,777	70,023
Add:
Shares assumed issued upon conversion of Series B and Series C Preferred Stock	–	–	9,509
Net effect of dilutive stock options and warrants	120	236	788

Adjusted weighted average number of common shares outstanding	79,905	73,013	80,320

Income applicable to common and common equivalent shares:
Basic	$0.01	$0.01	$0.40

Diluted	$0.01	$0.01	$0.37

     At December 31, 2003, 2002 and 2001, Newpark had dilutive stock options of 686,648, 1,865,465 and 4,578,000, respectively, which were assumed exercised using the treasury stock method. The resulting net effect of stock options was used in calculating diluted income per share for the periods ended December 31, 2003 and 2002. Options and warrants to purchase a total of 10,321,000 shares of common stock, at exercise prices ranging from $4.94 to $21.00 per share, were outstanding at December 31, 2003 but were not included in the computation of diluted income per share because they were anti-dilutive. Options and warrants to purchase a total of 9,006,000 shares of common stock, at exercise prices ranging from $6.00 to $21.00 per share, were outstanding at December 31, 2002 but were not included in the computation of diluted income per share because they were anti-dilutive. Options and warrants to purchase a total of 5,938,000 shares of common stock, at exercise prices ranging from $8.40 to $21.00 per share, were outstanding at December 31, 2001 but were not included in the computation of diluted income per share because they were antidilutive.

K. Stock Option Plans

     At December 31, 2003, Newpark had three stock-based compensation plans, which are described below. Newpark applies Accounting Principles Board Opinion 25 (“APB 25”) and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans as the exercise price of all stock options granted there under is equal to the fair value at the date of grant. Had compensation costs for Newpark’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board Statement No. 123, Newpark’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
(In Thousands, except per share data)	2003	2002	2001
Income (loss) applicable to common and common equivalent shares:
As reported	$494	$513	$28,006
Add recorded stock compensation expense, net of related taxes	172	383	895
Deduct stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(2,264)	(2,880)	(3,599)

Pro forma	(1,598)	(1,984)	25,302
Earnings (loss) per share:
Basic
As reported	$0.01	$0.01	$0.40
Pro forma	$(0.02)	$(0.03)	$0.36
Diluted
As reported	$0.01	$0.01	$0.37
Pro forma	$(0.02)	$(0.03)	$0.34

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	2.5%	2.9%	4.5%
Expected years until exercise	4	4	4
Expected stock volatility	67.8%	73.0%	73.6%
Dividend yield	0.0%	0.0%	0.0%

     A summary of the status of Newpark’s stock option plans as of December 31, 2003, 2002 and 2001 and changes during the periods ending on those dates is presented below:

	Years Ended December 31,
	2003		2002		2001
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	6,264,214	$7.41	6,167,337	$7.33	5,676,919	$7.18
Granted	922,000	4.67	1,251,000	6.58	1,266,000	7.44
Exercised	(5,666)	5.03	(398,799)	4.38	(360,223)	5.34
Expired or canceled	(1,304,979)	7.87	(755,324)	5.77	(415,359)	7.48

Outstanding at end of year	5,875,569	$6.88	6,264,214	$7.41	6,167,337	$7.33

Options exercisable at end of year	3,924,637	$7.38	4,007,440	$7.82	4,061,436	$7.74

Weighted-average fair value of options granted during the year		$2.45		$3.71		$4.30

     The following table summarizes information about all stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$2.90 to $5.13	2,042,681	3.79	$4.46	1,426,543	$4.88
$5.19 to $7.50	2,006,418	5.00	6.89	887,384	7.04
$7.60 to $8.19	559,999	4.34	7.80	375,338	7.83
$8.40 to $10.00	1,166,471	1.16	9.88	1,148,972	9.90
$12.11 to $21.00	100,000	5.51	16.08	86,400	17.70

	5,875,569	3.76	$6.88	3,924,637	$7.38

     The Amended and Restated Newpark Resources, Inc. 1988 Incentive Stock Option Plan (the “1988 Plan”) was adopted by the Board of Directors on June 22, 1988 and thereafter was approved by the stockholders. The 1988 Plan was amended several times and provided for approximately 4,000,000 shares to be issuable there under. Under the terms of the 1988 Plan, an option could not be granted for an exercise price less than the fair market value on the date of grant and could have a term of up to ten years. No future grants are available under the 1988 Plan.

     The 1993 Non-Employee Directors’ Stock Option Plan (the “1993 Non-Employee Directors’ Plan”) was adopted on September 1, 1993 by the Board of Directors and, thereafter, was approved by the stockholders in 1994. Non-employee directors are not eligible to participate in any other stock option or similar plans currently maintained by Newpark. The purpose of the 1993 Non-Employee Directors’ Plan is to promote an increased incentive and personal interest in the welfare of Newpark by those individuals who are primarily responsible for shaping the long-range plans of Newpark, to assist Newpark in attracting and retaining on the Board persons of exceptional competence and to provide additional incentives to serve as a director of Newpark. Since January 1998, the 1993 Non-Employee Directors’ Plan provides for automatic grants to each Non-Employee Director of stock options to purchase 10,000 shares of Common Stock each time the Non-Employee director is re-elected to the Board of Directors. No future grants are available under the Non-Employee Directors’ Plan.

     On November 2, 1995, the Board of Directors adopted, and on June 12, 1996 the stockholders approved, the Newpark Resources, Inc. 1995 Incentive Stock Option Plan (the “1995 Plan”), pursuant to which the Compensation Committee may grant incentive stock options and non-statutory stock options to designated employees of Newpark. Initially, a maximum of 2,100,000 shares of Common Stock were issuable under the 1995 Plan. This maximum number is subject to increase on the last business day of each fiscal year by a number equal to 1.25% of the number of shares of Common Stock issued and outstanding on the close of business on such date, subject to a maximum limit of 8 million shares. This reflects an increase in the limit that was approved by Newpark stockholders in June 2000. As of December 31, 2003, a total of 6,998,000 options shares were available for grant under the 1995 Plan and 5,415,000 options were outstanding, leaving 1,583,000 options available for granting.

L. Incentive Plan, Deferred Compensation Plan and 401-K Plan

     On March 12, 2003, the Board of Directors unanimously adopted the 2003 Long Term Incentive Plan (the “2003 Plan”), and the 2003 Plan was approved by the stockholders at the 2003 Annual Meeting. Under the 2003 Plan, awards of share equivalents will be made at the beginning of overlapping three-year performance periods. These awards will vest and become payable in Newpark common stock if certain performance criteria are met over the three-year performance period. The Compensation Committee has initially determined that a new three-year period will begin each January 1, with the first performance period starting January 1, 2003.

     Subject to adjustment upon a stock split, stock dividend or other recapitalization event, the maximum number of shares of common stock that may be issued under the 2003 Plan is 1,000,000. The common stock issued under the 2003 Plan will be from authorized but unissued shares of Newpark’s common stock, although shares issued under the 2003 Plan that are reacquired by Newpark due to a forfeiture or any other reason may again be issued under the 2003 Plan. The maximum number of shares of common stock that may be granted to any one eligible employee during any calendar year is 50,000.

     The business criteria that the Compensation Committee may use to set the performance objectives for an award under the 2003 Plan include the following: total stockholder return, return on equity, growth in earnings per share, profits and/or return on capital within a particular business unit, regulatory compliance metrics, including worker safety measures, and other criteria as the Compensation Committee may from time to time determine. The performance criteria may be stated relative to other companies in the oil service sector industry group.

     Initially, the Compensation Committee has determined that the performance criteria it will use are (i) Newpark’s annualized total stockholder return compared to its peers in the PHLX Oil Service Sectorsm (OSXsm) industry group index published by the Philadelphia Stock Exchange and (ii) Newpark’s average return on equity over the three-year period. Partial vesting occurs when Newpark’s performance achieves “expected” levels, and full vesting occurs if Newpark’s performance is at the “over-achievement” level for both performance measures, in each case measured over the entire three-year performance period. No shares vest if Newpark’s performance level is below the “expected” level, and straight-line interpolation will be used to determine vesting if performance is between “expected” and “over-achievement levels. For the initial performance period, the following performance levels have been adopted:

	Annualized Total	Average Return
	Stockholder Return	on Equity	Portion of Contingent
	(50%)	(50%)	Award Vested
Expected level	50th percentile of
	OSXsm industry
	group	8%	20%
Over-achievement	75th percentile of
level	OSXsm industry
	group	14%	100%

     Awards under the 2003 Plan are being accounted for using variable accounting. Based on Newpark’s performance in 2003, as compared to the performance levels listed above, no expense was accrued under the 2003 Plan for the year ended December 31, 2003.

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

     Each award under the Plan consists of a grant of shares of stock or an amount of cash (to be paid on a deferred basis) subject to a restriction period (after which the restrictions lapse), which means a period commencing on the date the award is granted and ending on such date as the committee determines. The committee may provide for the lapse of restrictions in installments, for acceleration of the lapse of restrictions upon the satisfaction of such performance or other criteria or upon the occurrence of such events as the committee determines, and for the early expiration of the restriction period upon a participant’s death, disability, retirement at or after normal retirement age or the termination of the participant’s employment with Newpark by Newpark without cause.

     The maximum number of shares of common stock of Newpark that may be issued pursuant to the Plan is 676,909, subject to adjustment pursuant to certain provisions of the Plan. The maximum amount of cash that may be awarded pursuant to the Plan is $1,500,000, and each such amount may be increased by the Board of Directors. If shares of stock or the right to receive cash awarded or issued under the Plan are reacquired by Newpark due to forfeiture or for any other reason, these shares or right to receive cash will be cancelled and thereafter will again be available for purposes of the Plan. At December 31, 2003, 676,909 shares of common stock had been issued under the Plan and $1,418,000 had been awarded.

     The total cost associated with the stock portion of the Plan was $277,000 in 2003, $617,000 in 2002 and $1,399,000 in 2001.

     During the periods reported, substantially all of Newpark’s U.S. employees were covered by a defined contribution retirement plan (the “401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined, to the 401(k) Plan. The participants’ contributions, up to 6% of compensation, were matched 50% by Newpark. Under the 401(k) Plan, Newpark’s cash contributions were approximately $887,000, $914,000, and $908,000, in 2003, 2002, and 2001, respectively.

M. Supplemental Cash Flow Information

     Included in accounts payable and accrued liabilities at December 31, 2003, 2002 and 2001, were equipment purchases of $762,000, $1,196,000 and $867,000, respectively.

     During the year ended December 31, 2001, Newpark entered into capital leases for the acquisition of property, plant and equipment totaling $15,651,000.

     Interest of $15,079,000, $12,148,000 and $17,149,000 was paid in 2003, 2002 and 2001, respectively. Income tax refunds, net of income taxes paid totaled $665,000 in 2003. Income taxes paid, net of refunds, totaled $460,000 in 2002 and $1,465,000 in 2001.

N. Commitments and Contingencies

     Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters will not have a material adverse effect on Newpark’s consolidated financial statements.

     In the normal course of business, in conjunction with its insurance programs, Newpark has established letters of credit in favor of certain insurance companies in the amount of $1 million at December 31, 2003 and $1.3 million at December 31, 2002. In addition, as of December 31, 2003, Newpark has established letters of credit in favor of two barite suppliers in the amount of $2.3 million. At December 31, 2003 and 2002, Newpark had outstanding guaranty obligations totaling $5.2 million and $752,000, respectively, in connection with facility closure bonds and other performance bonds issued by an insurance company. At December 31, 2002, Newpark had established letters of credit in favor of various state agencies in connection with facility closure obligations in the amount of $4.8 million.

     Since July 1995, Newpark has held the exclusive worldwide right to use a patented composite mat system. Production of these mats did not commence until 1998. The license agreement requires, among other things, that Newpark purchase a minimum of 5,000 mats annually. Any purchases in excess of that level may be applied to future annual requirements. Newpark’s annual commitment to maintain the agreement in force, absent any reductions resulting from excess purchases, is currently estimated to be $4.6 million as of December 31, 2003. Given the level of Newpark’s cumulative purchases, the annual purchase commitment requirement has been covered for at least ten years beyond December 31, 2003. The LOMA manufacturing facility is currently not producing any mats due to low demand, and we have reduced the number of planned purchases of composite mats in 2004 to approximately 2,500 units, equal to the remaining inventory held by LOMA.

     Newpark has guaranteed certain debt obligations of LOMA through the issuance of a letter of credit in the amount of $8.0 million as of December 31, 2003. This letter of credit was collateralized by a certificate of deposit in the amount of $8.0 million as of December 31, 2003 (See Note A). The guaranty is renewable annually and the amount is based on the outstanding balance of LOMA’s bonds.

     Newpark, along with its 51% joint venture partner, has issued a guaranty for certain lease obligations of the joint venture which supplies a portion of its wooden mats on a day rate leasing basis. This guaranty is joint and several and will remain outstanding for the term of the joint venture’s debt, which presently matures in January of 2007. The amount of this guaranty as of December 31, 2003 was $7.4 million.

     Newpark leases various manufacturing facilities, warehouses, office space, machinery and equipment, including transportation equipment and composite and wooden mats, under operating leases with remaining terms ranging from one to 14 years, with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were $24.0 million in 2003, $16.1 million in 2002 and $16.1 million in 2001.

     Future minimum payments under non-cancellable operating leases, with initial or remaining terms in excess of one year are as follows (in thousands):

2004	$15,362
2005	11,126
2006	6,775
2007	4,638
2008 and Thereafter	8,270

$46,171

     Newpark is self-insured for health claims up to a certain policy limit. Claims in excess of $150,000 per incident and approximately $10.5 million in the aggregate per year are insured by third-party re-insurers. At December 31, 2003, Newpark had accrued a liability of $1.5 million for outstanding and incurred, but not reported, claims based on historical experience. These estimated claims are expected to be paid within one year of their occurrence.

O. Concentrations of Credit Risk

     Financial instruments that potentially subject Newpark to significant concentrations of credit risk consist principally of cash investments and trade accounts and notes receivable.

     Newpark maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout Newpark’s trade area, and company policy is designed to limit exposure to any one institution. As part of Newpark’s investment strategy, Newpark performs periodic evaluations of the relative credit standing of these financial institutions.

     Concentrations of credit risk with respect to trade accounts and notes receivable are generally limited due to the large number of entities comprising Newpark’s customer base, and for notes receivable the required collateral. Newpark maintains an allowance for losses based upon the expected collectibility of accounts receivable. Changes in this allowance for 2003, 2002 and 2001 are as follows:

(In thousands)	2003	2002	2001
Balance at beginning of year	2,102	2,159	2,482
Provision for uncollectible accounts	1,000	–	–
Write-offs, net of recoveries	(182)	(57)	(323)

Balance at end of year	2,920	2,102	2,159

     Newpark does not believe it is dependent on any one customer. During the years ended December 31, 2003, 2002 and 2001, no one customer accounted for more than 10% of total sales. Export sales are not significant.

     Newpark periodically reviews the collectibility of its notes receivable and adjusts the carrying value to the net realizable value. Adjustments to the carrying value of notes receivable were not significant in 2003, 2002 or 2001.

     As of December 31, 2003, Newpark holds a note receivable (the “Note”) obtained in connection with the sale of its former marine repair operations. The Note is included in other assets and is recorded at its estimated fair value of approximately $8.2 million, including $1.9 million of accrued interest.. The Note was originally scheduled to mature in September 2003, at which time the anticipated outstanding balance of the Note, plus accrued interest (collectively, the “Obligation”) would have been approximately $8.5 million, after application of a prepayment principal discount of approximately $2.2 million.

     On April 30, 2003, Newpark entered into certain agreements (the “Agreements”) with the issuer of the Obligation (the “Issuer”) to amend the existing terms and conditions. Under the Agreements, the rate at which interest accrues on the Obligation increased from five percent to ten percent, effective March 31, 2003, and the maturity of the Obligation was extended to the earlier of September 30, 2005 or the Issuer’s full payment of other obligations as defined. Upon maturity or acceleration, as defined, the Obligation, together with accrued interest thereon, may be paid or converted to an amortizing term note (the “New Note”). If the Obligation is converted, the New Note will require 59 monthly installments using a 180 month amortization schedule and a final balloon payment on the 60th month,

     The Obligation is secured by a first lien on the assets sold as well as certain guarantees of the Issuer. Newpark believes that it will ultimately recover its recorded investment in the Obligation based on its secured position and the estimated value of the collateral. However, due to the current operating condition of the Issuer, Newpark is not accruing any additional interest on the Obligation.

     As of December 31, 2003 and 2002, Newpark had an investment in convertible, redeemable preferred stock of a company that owns patented thermal desorption technology. This preferred stock investment was included in other assets at December 31, 2003 and 2002. The preferred stock is convertible into common stock and is redeemable by the issuer. Dividends are payable quarterly on the preferred stock at the rate of prime plus 1.5%. The balance of the preferred stock was $2.9 million at December 31, 2003 and 2002. The balance of accrued but unpaid dividends was $466,000 and $226,000, at December 31, 2003 and 2002, respectively.

P. Supplemental Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(In Thousands, except per share amounts)	Mar 31	Jun 30	Sep 30	Dec 31
Fiscal Year 2003
Revenues	$90,577	$92,382	$95,593	$94,627
Operating income	5,881	6,866	5,160	417
Net income (loss)	1,224	1,774	446	(2,950)
Net income (loss) per share:
Basic	0.02	0.02	0.01	(0.04)
Diluted	0.02	0.02	0.01	(0.04)

Fiscal Year 2002
Revenues	$75,110	$77,555	$79,406	$89,124
Operating income	5,293	3,313	4,718	5,732
Net income (loss)	521	(786)	31	747
Net income (loss) per share:
Basic	0.01	(0.01)	0.00	0.01
Diluted	0.01	(0.01)	0.00	0.01

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

     Fluids Sales & Engineering: This segment provides drilling fluids sales and engineering services and onsite drilling fluids processing services. The primary operations for this segment are in the U.S. Gulf Coast, U.S. Mid-continent, U.S. Rocky Mountains, West Texas, Canada, and areas around the Mediterranean. Customers include major multinational, independent and national oil companies.

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

     Summarized financial information concerning Newpark’s reportable segments for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Revenues (1)
E&P Waste Disposal	$53,436	$51,240	$60,998
Fluids Sales & Engineering	231,015	194,347	217,083
Mat & Integrated Services	88,978	76,332	131,757
Eliminations	(250)	(724)	(1,233)

Total Revenues	$373,179	$321,195	$408,605

(1) Segment revenues include the following intersegment transfers:
E&P Waste Disposal	$–	$–	$–
Fluids Sales & Engineering	152	76	160
Mat & Integrated Services	98	648	1,073

Total Intersegment Transfers	$250	$724	$1,233

Depreciation and Amortization, Excluding Goodwill Amortization
E&P Waste Disposal	$3,797	$3,407	$3,353
Fluids Sales & Engineering	7,407	6,353	6,988
Mat & Integrated Services	9,602	12,033	12,157
Other	523	50	68

Depreciation and Amortization, Excluding Goodwill	$21,329	$21,843	$22,566

Operating Income
E&P Waste Disposal	$11,534	$8,111	$14,932
Fluids Sales & Engineering	12,967	12,681	26,502
Mat & Integrated Services	515	3,587	32,849

Total Segment Operating Income	25,016	24,379	74,283
General and administrative expenses	(5,342)	(5,323)	(5,170)
Provision for doubtful accounts and write down of assets	(1,350)	–	–
Goodwill amortization	–	–	(4,861)

Total Operating Income	$18,324	$19,056	$64,252

Segment Assets
E&P Waste Disposal	$147,144	$150,038	$157,269
Fluids Sales & Engineering	266,737	238,055	211,333
Mat & Integrated Services	115,290	122,328	125,351
Other	46,329	31,835	28,535

Total Assets	$575,500	$542,256	$522,488

Capital Expenditures
E&P Waste Disposal	$3,829	$1,189	$5,105
Fluids Sales & Engineering	14,038	8,941	8,565
Mat & Integrated Services	2,685	3,549	15,443
Other	2,174	1,508	560

Total Capital Expenditures	$22,726	$15,187	$29,673

     Effective January 1, 2004, Newpark implemented a financial reporting change in its Canadian operations. As a result of this change, the operating results for the environmental services business unit in Canada will be reported as a component of the E&P waste disposal segment effective January 1, 2004, rather than as a component of the fluids sales and engineering segment.

In addition, a portion of the operating costs of the Canadian business unit will begin to be reported as a component of G&A expenses effective January 1, 2004. In future filings, all previously reported segment data will be restated to reflect these changes.

     The following table sets forth information about Newpark’s operations by geographic area (in thousands):

	Years Ended December 31,
	2003	2002	2001
Revenue
Domestic	$285,788	$268,034	$347,857
Mediterranean areas	36,704	21,854	–
Canada	50,687	31,307	60,748

Total Revenue	$373,179	$321,195	$408,605

Operating Income (Loss)
Domestic	$19,396	$19,229	$61,601
Mediterranean areas	2,261	1,794	–
Canada	3,359	(1,967)	2,651

Total Operating Income (Loss)	$25,016	$19,056	$64,252

Assets
Domestic	$488,108	$478,204	$474,780
Mediterranean areas	45,894	33,389	–
Canada	41,498	30,663	47,708

Total Assets	$575,500	$542,256	$522,488

R. Condensed Consolidating Financial Information

     On December 17, 1997, Newpark issued $125 million of unsecured Senior Subordinated Notes (the “Notes”), which mature on December 15, 2007. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of Newpark. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the New Credit Facility. Each guarantee also ranks pari passu with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. The net proceeds from the issuance of the Notes were used by Newpark to repay all outstanding revolving indebtedness and for general corporate purposes, including working capital, capital expenditures and acquisitions of businesses.

     The following condensed consolidating balance sheet as of December 31, 2003 and 2002 and the related condensed consolidating statements of income and cash flows for the years ended December 31, 2003 and 2002 should be read in conjunction with the notes to these consolidated financial statements (in thousands):

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Condensed Consolidating Balance Sheet as of December 31, 2003
Current assets:
Cash and cash equivalents	$179	$(485)	$4,998	$–	$4,692
Restricted cash	8,029	–	–	–	8,029
Accounts receivable, net	–	70,446	32,536	(3,034)	99,948
Inventories	–	58,877	15,969	–	74,846
Other current assets	11,550	10,230	3,356	(2,500)	22,636

Total current assets	19,758	139,068	56,859	(5,534)	210,151
Investment in subsidiaries	430,482	–	–	(430,482)	–
Property and equipment, net	5,583	193,054	7,601	–	206,238
Goodwill	–	95,114	20,755	–	115,869
Identifiable intangibles, net	–	12,320	2,627	–	14,947
Other assets, net	40,048	6,065	(450)	(17,368)	28,295

Total assets	$495,871	$445,621	$87,392	$(453,384)	$575,500

Current liabilities:
Foreign bank lines of credit	$–	$–	$10,610	$–	$10,610
Current portion of long-term debt	–	3,259	–	–	3,259
Accounts payable	534	24,048	18,931	(3,034)	40,479
Accrued liabilities	3,742	10,787	9,865	(2,500)	21,894

Total current liabilities	4,276	38,094	39,406	(5,534)	76,242
Long-term debt	177,500	1,018	16,841	(11,759)	183,600
Other liabilities	134	(645)	2,783	(575)	1,697
Preferred stock	30,000	–	–	–	30,000
Common stock	811	2,613	12,670	(15,283)	811
Paid-in capital	390,788	425,504	22,116	(447,620)	390,788
Unearned restricted stock	(803)	–	–	–	(803)
Cumulative translation adjustment	5,033	–	5,033	(5,033)	5,033
Retained deficit	(111,868)	(20,963)	(11,457)	32,420	(111,868)

Total stockholders’ equity	313,961	407,154	28,362	(435,516)	313,961

Total liabilities and equity	$495,871	$445,621	$87,392	$(453,384)	$575,500

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Condensed Consolidating Statement of Income for the Year Ended December 31, 2003
Revenue	$–	$285,788	$87,391	$–	$373,179
Cost of services provided	–	187,802	50,918	–	238,720
Operating costs	–	78,590	30,853	–	109,443

	–	266,392	81,771	–	348,163
General and administrative expense	5,342	–	–	–	5,342
Provision for uncollectible accounts	–	1,000	–	–	1,000
Impairment of long-lived assets	–	350	–	–	350

Operating income (loss)	(5,342)	18,046	5,620	–	18,324
Other (income) expense	(1,635)	(202)	(1,022)	1,395	(1,464)
Interest expense	13,959	657	2,030	(1,395)	15,251

Income (loss) before income taxes	(17,666)	17,591	4,612	–	4,537
Income taxes (benefit)	(8,591)	9,541	1,510	–	2,460
Equity in earnings of subsidiaries	11,152	–	–	(11,152)	–

Net income (loss)	$2,077	$8,050	$3,102	$(11,152)	$2,077

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2003
Net cash provided by (used in) operating activities	$(30,935)	$37,599	$141	$–	$6,805
Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(2,174)	(16,524)	(3,345)	–	(22,043)
Investments	17,001	(19,108)	2,107	–	–
Payments received on notes receivable	512	1,061	–	–	1,573

	15,339	(34,571)	(1,238)	–	(20,470)
Net cash provided by (used in) financing activities:
Net borrowings (payments) on lines of credit, notes payable and long-term debt	15,000	(3,755)	4,084	–	15,329
Other	303	–	–	–	303

	15,303	(3,755)	4,084	–	15,632

Net increase (decrease) in cash and cash equivalents	(293)	(727)	2,987	–	1,967
Cash and cash equivalents:
Beginning of period	472	242	2,011	–	2,725

End of period	$179	$(485)	$4,998	$–	$4,692

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Condensed Consolidating Balance Sheet as of December 31, 2002
Current assets:
Cash and cash equivalents	$472	$242	$2,011	$–	$2,725
Accounts receivable, net	–	76,256	24,520	(3,119)	97,657
Inventories	–	46,833	8,640	–	55,473
Other current assets	5,737	19,367	3,076	(3,740)	24,440

Total current assets	6,209	142,698	38,247	(6,859)	180,295
Investment in subsidiaries	415,202	–	–	(415,202)	–
Property and equipment, net	11,283	186,598	6,822	–	204,703
Goodwill	–	95,114	15,613	–	110,727
Identifiable intangibles, net	–	13,309	2,477	–	15,786
Other assets, net	39,529	4,256	893	(13,933)	30,745

Total assets	$472,223	$441,975	$64,052	$(435,994)	$542,256

Current liabilities:
Foreign bank lines of credit	$–	$–	$6,621	$–	$6,621
Current portion of long-term debt	–	3,097	161	–	3,258
Accounts payable	444	23,494	14,749	(3,119)	35,568
Accrued liabilities	3,690	12,920	4,304	(2,500)	18,414

Total current liabilities	4,134	39,511	25,835	(5,619)	63,861
Long-term debt	162,500	5,318	14,223	(9,992)	172,049
Other liabilities	166	2,100	3,838	(5,181)	923
Preferred stock	41,875	–	–	–	41,875
Common stock	777	2,677	7,777	(10,454)	777
Paid-in capital	376,278	416,875	27,502	(444,377)	376,278
Unearned restricted stock	(281)	–	–	–	(281)
Cumulative translation adjustment	(864)	–	(864)	864	(864)
Retained deficit	(112,362)	(24,506)	(14,259)	38,765	(112,362)

Total stockholders’ equity	305,423	395,046	20,156	(415,202)	305,423

Total liabilities and equity	$472,223	$441,975	$64,052	$(435,994)	$542,256

Condensed Consolidating Statement of Income for the Year Ended December 31, 2002
Revenue	$–	$271,949	$49,970	$(724)	$321,195
Cost of services provided	–	178,200	30,319	(724)	207,795
Operating costs	–	69,099	19,922	–	89,021

	–	247,299	50,241	(724)	296,816
General and administrative expense	5,323	–	–	–	5,323

Operating income (loss)	(5,323)	24,650	(271)	–	19,056
Other (income) expense	(1,707)	(238)	(329)	1,363	(911)
Interest expense	11,028	959	1,662	(1,363)	12,286

Income (loss) before income taxes	(14,644)	23,929	(1,604)	–	7,681
Income taxes (benefit)	(6,052)	9,889	(777)	–	3,060
Equity in earnings of subsidiaries	13,213	–	–	(13,213)	–

Net income (loss)	$4,621	$14,040	$(827)	$(13,213)	$4,621

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2002
Net cash provided by (used in) operating activities	$(14,994)	$28,384	$(2,022)	$–	$11,368
Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(1,508)	(11,341)	(1,806)	–	(14,655)
Investments	15,515	(23,026)	7,511	–	–
Acquisitions, net of cash acquired	–	–	(4,774)	–	(4,774)
Payments received on notes receivable	–	2,180	–	–	2,180

	14,007	(32,187)	931	–	(17,249)
Net cash provided by (used in) financing activities:				–
Net payments on lines of credit, notes payable and long-term debt	(2,215)	(2,826)	2,611	–	(2,430)
Proceeds from common stock issue	16,300	–	–	–	16,300
Repurchase of preferred stock	(15,000)	–	–	–	(15,000)
Other	2,232	–	–	–	2,232

	1,317	(2,826)	2,611	–	1,102

Net increase (decrease) in cash and cash equivalents	330	(6,629)	1,520	–	(4,779)
Cash and cash equivalents:
Beginning of period	142	6,871	491	–	7,504

End of period	$472	$242	$2,011	$–	$2,725

S. Legal and Other Matters

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

     Newpark also purchases mats, other than the composite mats, from other suppliers. Recently, Newpark designed and has applied for a patent on a lightweight injection molded mat, called the Bravo Mat™, which is substantially smaller than and differs in other material respects from the mats manufactured by LOMA. In the first quarter of 2003, Newpark manufactured a prototype production run of Bravo Mats™, and sold 4,200 of the prototype units to a single customer. The general production of Bravo Mats™ began in the first quarter of 2004.

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

     Recently, OLS, purportedly on LOMA’s behalf, filed suit against Newpark and several of its officers claiming breach of contract, breach of fiduciary duty and unfair trade practices arising out of the above claims. Newpark intends to vigorously contest this litigation, which Newpark believes to be frivolous. As previously reported, litigation is already pending concerning the pricing formula that LOMA utilizes to invoice Newpark for mats (see Note A). The pricing litigation was tried in November 2003. Newpark has filed its post-trial brief, and OLS and LOMA are expected to file their post-trial brief shortly.

     In December 2003, one of Newpark’s subsidiaries, Newpark Drilling Fluids, L.L.C., filed a lawsuit in the District Court of Harris County, Texas, 334th Judicial District, against Spirit Drilling Fluids, LTD, Spirit Fluids GP, L.L.C., Well Site Performance Services, L.L.C., J. Broadsources, L.L.C. and certain individuals alleging misappropriation of trade secrets and unfair competition and seeking a temporary restraining order, injunctive relief and damages. Newpark alleges that some or all of the individual defendants, all but one of whom are disgruntled former employees of Newpark’s subsidiary, have systematically misappropriated Newpark’s trade secrets and have used these trade secrets in connection with their services for the named entities.

     In response to the filing of the lawsuit, certain of the individual defendants alleged that Newpark’s subsidiary and certain of Newpark’s officers, employees and agents have engaged in misconduct, and, on February 10, 2004, these individuals filed stockholder derivative claims with respect to this alleged misconduct as a cross-complaint to the lawsuit. While Newpark believes these allegations are without merit and filed solely in response to the lawsuit filed by its subsidiary, a Special Committee, with the assistance of independent legal counsel, is in the process of investigating these allegations. Once the Special Committee has completed its investigation, it will decide whether a derivative claim should be pursued.

     Management does not believe that these matters will have a material adverse affect on Newpark’s financial statements.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     On June 27, 2002, we dismissed Arthur Andersen LLP as our independent auditors and engaged Ernst & Young LLP to serve as our independent auditors for the fiscal year ending December 31, 2002, as previously disclosed on Form 8-K dated July 2, 2002.

ITEM 9A. Controls and Procedures

     Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this annual report on Form 10-K. Based on their evaluation, they have concluded that our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to Newpark (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that in designing and evaluating the disclosure controls and procedures our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired objectives and, based on the evaluation described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance,

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission has adopted rules which will require us to issue a report of management on the company’s internal control over financial reporting beginning with our annual report on Form 10-K for the period ended December 31, 2004. In connection with preparations for the issuance of this report, and in furtherance of our procedures to evaluate the effectiveness of our disclosure controls and procedures, we engaged third-party consultants during 2003 to perform extensive evaluations of our control environment. As a result of the work performed by these consultants, we have identified several areas of weakness in our controls and procedures. These weaknesses include controls and procedures in the following areas:

•	Reporting for foreign currency transactions and differences between U.S. and foreign generally accepted accounting principles in our Mediterranean operations; and

•	Segregation of duties in several of our reporting units and in our corporate offices.

     We will be making control changes during 2004 to reduce these weaknesses. These control changes, among other things will include the implementation of new accounting software in our Mediterranean operations to improve management and financial reporting.

     There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART III

ITEM 10. Directors and Officers of the Registrant

     The information required by this Item is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with our 2004 Annual Meeting of Stockholders.

     We have adopted a Code of Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. A copy of this Code of Ethics is available on our website at www.Newpark.com and in print to any stockholder who requests it.

ITEM 11. Executive Compensation

     The information required by this Item is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with our 2004 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item, including information with respect to the compensation plans we maintained as of December 31, 2003 under which our equity securities may be issued to employees or non-employees, is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with our 2004 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with our 2004 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with our 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

Report of Independent Auditors.
Report of Independent Public Accountants.
Consolidated Balance Sheets as of December 31, 2003 and 2002.
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Form 10-K.

(b)	Reports on Form 8-K

During the last quarter of the period covered by this report, we filed the following Form 8-K:

1. Form 8-K dated November 6, 2003 regarding issuance of press release announcing Newpark’s results for the three months ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2004

NEWPARK RESOURCES, INC.
By:	/s/ James D. Cole

James D. Cole, Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ James D. Cole
	Chairman of the Board	March 9, 2004
James D. Cole	and Chief Executive Officer

/s/ Matthew W. Hardey
	Vice President of Finance and	March 9, 2004
Matthew W. Hardey	Chief Financial Officer

/s/ Eric M. Wingerter
	Vice President and Controller	March 9, 2004
Eric M. Wingerter	(Principal Accounting Officer)

/s/ Wm. Thomas Ballantine
	President and Director	March 9, 2004
Wm. Thomas Ballantine

/s/ Jerry W. Box
	Director	March 9, 2004
Jerry W. Box*

/s/ David P. Hunt
	Director	March 9, 2004
David P. Hunt*

/s/ Dr. Alan Kaufman
	Director	March 9, 2004
Dr. Alan Kaufman*

/s/ James H. Stone
	Director	March 9, 2004
James H. Stone*

/s/ Roger C. Stull
	Director	March 9, 2004
Roger C. Stull*

/s/ F. Walker Tucei, Jr.
	Director	March 9, 2004
F. Walker Tucei, Jr.*

By /s/ James D. Cole

*James D. Cole
Attorney-in-Fact

NEWPARK RESOURCES, INC.
EXHIBIT INDEX

3.1	Restated Certificate of Incorporation.(6)

3.2	Bylaws.(1)

4.1	Indenture, dated as of December 17, 1997, among the registrant, each of the Guarantors identified therein and State Street Bank and Trust Company, as Trustee.(2)

4.2	Form of the Newpark Resources, Inc. 8 5/8% Senior Subordinated Notes due 2007, Series B.(2)

4.3	Form of Guarantees of the Newpark Resources, Inc. 8 5/8 % Senior Subordinated Notes due 2007. (2)

10.1	Employment Agreement, dated as of October 23, 1990, between the registrant and James D. Cole.(1)*

10.2	Lease Agreement, dated as of May 17, 1990, by and between Harold F. Bean Jr. and Newpark Environmental Services, Inc. (“NESI”).(1)

10.3	Lease Agreement, dated as of July 29, 1994, by and between Harold F. Bean Jr. and NESI.(3)

10.4	Building Lease Agreement, dated April 10, 1992, between the registrant and The Traveler’s Insurance Company.(4)

10.5	Building Lease Agreement, dated May 14, 1992, between State Farm Life Insurance Company, and SOLOCO, Inc.(4)

10.6	Operating Agreement, dated June 30, 1993, between Goldrus Environmental Services, Inc. and NESI.(3)

10.7	Amended and Restated 1993 Non-Employee Directors’ Stock Option Plan.(6)*

10.8	1995 Incentive Stock Option Plan.(5)*

10.9	Exclusive License Agreement, dated June 20, 1994, between SOLOCO, Inc. and Quality Mat Company.(3)

10.10	Operating Agreement of The Loma Company L.L.C.(6)

10.11	Newpark Resources, Inc. 1999 Employee Stock Purchase Plan.(7)*

10.12	Agreement, dated May 30, 2000, between the registrant and Fletcher International Ltd., a Bermuda company.(8)

10.13	Agreement, dated December 28, 2000, between the registrant and Fletcher International Limited, a Cayman Islands company.(9)

10.14	Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, NA, Credit Lyonnaise, Royal Bank of Canada, Hibernia National Bank, Comerica Bank and Whitney National Bank as lenders (the “Lenders”).(10)

10.15	Amended and Restated Guaranty, dated January 31, 2002, among the registrant’s subsidiaries named therein, as guarantors, and the Lenders.(10)

10.16	Amended and Restated Security Agreement, dated January 31, 2002, among the registrant and the subsidiaries of the registrant named therein, as grantors, and the Lenders.(10)

10.17	Amended and Restated Stock Pledge Agreement, dated January 31, 2002, among the registrant, as borrower, and the Lenders.(10)

10.18	Newpark Resources, Inc. 2003 Long Term Incentive Plan.*(11)

10.19	Amended and Restated Promissory Note dated as of April 29, 2003 between Newpark Shipbuilding-Brady Island, Inc. and Newpark Shipholding Texas, L.P.(12)

10.20	Agreement and Restating Amendment to Security Agreement dated as of April 29, 2003 between Newpark Shipholding Texas, L.P. and Newpark Shipbuilding-Brady Island, Inc.(12)

10.21	Amended and Restated Prepayment Letter dated as of April 29, 2003 between Newpark Shipbuilding-Brady Island, Inc. and Newpark Shipholding Texas, L.P.(12)

10.22	Letter agreement to amend the Intercreditor Agreement between Foothill Capital Corporation and Newpark Shipholding Texas, L.P.(12)

10.23	Change in Control letter agreement dated August 12, 2003 with James D. Cole*†

10.24	Change in Control letter agreement dated August 12, 2003 with Wm. Thomas Ballantine.* †

10.25	Change in Control letter agreement dated August 12, 2003 with Matthew W. Hardey.* †

10.26	Amended and Restated Credit Agreement, dated February 25, 2004, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, N.A., Fleet Capital Corporation, Whitney National Bank and Hibernia National Bank as lenders.†

10.27	Pledge and Security Agreement, dated February 25, 2004, among the registrant and the subsidiaries of the registrant named therein, as grantors, and Bank One, N.A., as agent.†

21.1	Subsidiaries of the Registrant†

23.1	Consent of Ernst & Young LLP†

23.2	Notice regarding consent of Arthur Andersen LLP†

24.1	Powers of Attorney†

31.1	Certification of James D. Cole pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Matthew W. Hardey pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of James D. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Matthew W. Hardey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed herewith.

*	Management Compensation Plan or Agreement.

(1)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-1 (File No. 33-40716).

(2)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-4 (File No. 333-45197).

(3)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(4)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-8 (File No. 33-83680).

(5)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(6)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(7)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated June 1, 2000.

(9)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated December 28, 2000, which was filed on January 4, 2001.

(10)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Previously filed as an exhibit to the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

(12)	Previously filed in the exhibits to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.