Form 10-Q
period 2004-03-31
NEWPARK RESOURCES INC
filed 2004-05-06
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004               Commission File No. 1-2960

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

Yes  ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common stock, $0.01 par value: 83.8 million shares at April 30, 2004.

NEWPARK RESOURCES, INC.
INDEX TO FORM 10-Q
FOR THE THREE MONTH PERIOD ENDED
March 31, 2004

Newpark Resources, Inc.

Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In Thousands, except share data)	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,795	$4,692
Restricted cash	—	8,029
Trade accounts receivable, less allowance of $2,723 in 2004 and $2,920 in 2003	103,027	99,948
Notes and other receivables	6,289	5,428
Inventories	79,338	74,846
Deferred tax asset	9,373	8,698
Prepaid expenses and other current assets	9,716	8,510

Total current assets	211,538	210,151
Property, plant and equipment, at cost, net of accumulated depreciation	203,023	206,238
Goodwill	115,511	115,869
Deferred tax asset	7,250	8,778
Other intangible assets, net of accumulated amortization	14,591	14,947
Other assets	23,574	19,517

	$575,487	$575,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Foreign bank lines of credit	$9,651	$10,610
Current maturities of long-term debt	3,242	3,259
Accounts payable	37,871	40,479
Accrued liabilities	33,191	21,894

Total current liabilities	83,955	76,242
Long-term debt, less current portion	174,804	183,600
Other noncurrent liabilities	1,606	1,697
Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 80,000 and 120,000 shares outstanding at March 31, 2004 and December 31, 2003, respectively	20,000	30,000
Common Stock, $0.01 par value, 100,000,000 shares authorized, 83,802,232 and 81,073,222 shares outstanding at March 31, 2004 and December 31, 2003, respectively	838	811
Paid-in capital	401,189	390,788
Unearned restricted stock compensation	(720)	(803)
Accumulated other comprehensive income	4,266	5,033
Retained deficit	(110,451)	(111,868)

Total stockholders’ equity	315,122	313,961

	$575,487	$575,500

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Income
For the Three Month Periods Ended March 31, (Unaudited)

(In Thousands, except share data)	2004	2003
Revenues	$104,309	$90,577
Operating costs and expenses:
Cost of services provided	65,988	58,021
Operating costs	30,532	25,389

	96,520	83,410
General and administrative expenses	1,545	1,286

Operating income	6,244	5,881
Foreign currency exchange (gain) loss	108	(277)
Interest income	(121)	(325)
Interest expense	3,572	3,792

Income before income taxes	2,685	2,691
Provision for income taxes	1,007	996

Net income	1,678	1,695
Less:
Preferred stock dividends	263	471

Net income applicable to common and common equivalent shares	$1,415	$1,224

Basic and diluted income per common and common equivalent share	$0.02	$0.02

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Comprehensive Income
For the Three Month Periods Ended March 31, (Unaudited)

(In Thousands)	2004	2003
Net income	$1,678	$1,695
Other comprehensive income (loss):
Foreign currency translation adjustments	(767)	2,052

Comprehensive income	$911	$3,747

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 31, (Unaudited)

(In Thousands)	2004	2003
Cash flows from operating activities:
Net income	$1,678	$1,695
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,284	5,290
Provision (benefit) for deferred income taxes	(360)	(113)
Gain on sale of assets	(107)	(306)
Change in assets and liabilities:
Decrease restricted cash	8,029	—
Decrease (increase) in accounts and notes receivable	(6,247)	(3,083)
Increase in inventories	(4,492)	(13,567)
Increase in other assets	(2,596)	(1,386)
Increase (decrease) in accounts payable	(2,402)	6,841
Increase (decrease) in accrued liabilities and other	12,391	6,823

Net cash provided by operations	11,178	2,194
Cash flows from investing activities:
Capital expenditures	(2,672)	(6,556)
Proceeds from sale of property, plant and equipment	185	352

Net cash used in investing activities	(2,487)	(6,204)
Cash flows from financing activities:
Net borrowings (payments) on lines of credit	(9,302)	9,821
Principal payments on notes payable and long-term debt	(418)	(1,050)
Proceeds from exercise of stock options and ESPP	132	—

Net cash provided by (used in) financing activities	(9,588)	8,771

Net increase (decrease) in cash and cash equivalents	(897)	4,761
Cash and cash equivalents at beginning of period	4,692	2,725

Cash and cash equivalents at end of period	3,795	$7,486

See Accompanying Notes to Unaudited Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Interim Financial Statements

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. (“Newpark”) as of March 31, 2004, and the results of its operations and its cash flows for the three month periods ended March 31, 2004 and 2003. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 2003 audited financial statements and related notes filed on Form 10-K. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

Note 2 — Earnings Per Share

     The following table presents the reconciliation of the numerator and denominator for calculating income per share in accordance with the disclosure requirements of Statement of Financial Accounting Standards (“FAS”) 128 (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2004	2003
Income applicable to common and common equivalent shares	$1,415	$1,224

Weighted average number of common shares outstanding	82,903	77,733
Add:
Net effect of dilutive stock options and warrants	234	59

Adjusted weighted average number of common shares outstanding	83,137	77,792

Basic and diluted income applicable to common and common equivalent shares	$0.02	$0.02

     Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2004 and 2003, Newpark had dilutive stock options and warrants of approximately 1,280,000 shares and 474,000 shares, respectively, which were assumed exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods.

     Options and warrants to purchase a total of approximately 8.8 million shares and 10.4 million shares of common stock were outstanding during the three months ended March 31, 2004 and 2003, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.

     The net effects of the assumed conversion of the Series B and Series C Preferred Stock have been excluded from the computation of diluted income per share for all periods presented because the effects would be anti-dilutive.

Note 3 — Stock-Based Compensation

     At March 31, 2003 and 2004, Newpark maintained five stock-based compensation plans, including three stock option plans, a deferred compensation plan and a long-term incentive plan. Newpark applies Accounting Principles Board Opinion 25 (“APB 25”) and related Interpretations in accounting for its stock-based compensation plans. In accordance with this guidance, no compensation cost has been recognized for Newpark’s stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Compensation expense is recorded for Newpark’s deferred compensation plan and long-term incentive plan. Had compensation costs for all of Newpark’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board Statement No. 123, Newpark’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2004	2003
Income applicable to common and common equivalent shares:
As reported	$1,415	$1,224
Add recorded stock compensation expense, net of related taxes	51	28
Deduct stock based employee compensation expense determined under fair value based method for all awards, net of related taxes	(419)	(549)

Pro forma	$1,047	$703

Net income per share:
Basic:
As reported	$.02	$.02

Pro forma	$.01	$.01

Diluted:
As reported	$.02	$.02

Pro forma	$.01	$.01

Note 4 — Preferred Stock

     In January 2004, the holder of Series B Preferred Stock converted a total of 40,000 shares of the Series B Preferred Stock in accordance with its terms. The converted shares of Series B Preferred Stock had a total stated value of $10.0 million. In connection with this conversion, Newpark issued a total of 2.6 million shares of its common stock, valued at the conversion price of $3.804, and cancelled the 40,000 shares of Series B Preferred Stock.

Note 5 — Accounts Receivable

     Included in trade accounts receivable at March 31, 2004 and December 31, 2003 are (in thousands):

	March 31,	December 31,
	2004	2003
Trade receivables	$94,495	$89,801
Unbilled revenues	11,255	13,067

Gross trade receivables	105,750	102,868
Allowance for doubtful accounts	(2,723)	(2,920)

Net trade receivables	$103,027	$99,948

Note 6 — Inventories

     Newpark’s inventories consisted of the following items at March 31, 2004 and December 31, 2003 (in thousands):

	March 31,	December 31,
	2004	2003
Finished goods:
Composite mats	$22,177	$21,307
Raw materials and components:
Drilling fluids raw material and components	53,755	47,856
Logs	1,929	3,982
Supplies	291	308
Other	1,186	1,393

Total raw materials and components	57,161	53,539

Total inventory	$79,338	$74,846

Note 7 — Long-Term Debt

     As of March 31, 2004, Newpark had outstanding $125 million of unsecured senior subordinated notes (the “Notes”) which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on June 15 and December 15.

     On February 25, 2004, Newpark’s bank credit facility was amended and restated and converted into an asset-based lending facility (the “New Credit Facility”). The New Credit Facility matures on February 25, 2007. Under the New Credit Facility, Newpark can borrow up to $85 million in the form of $15 million in term debt and $70 million in revolving debt. At March 31, 2004, $14.8 million was outstanding under the term portion of the New Credit Facility. Availability under the revolving portion of the New Credit Facility is based on a percentage of Newpark’s eligible consolidated accounts receivable and inventory as defined in the New Credit Facility. At March 31, 2004, total availability under the revolving portion of the New Credit Facility was $62.6 million. At March 31, 2004, $13.2 million in letters of credit were issued and outstanding and $32.6 million was outstanding under the revolving portion of the New Credit Facility, leaving $16.8 million of availability under the revolving portion of the New Credit Facility at that date. The New Credit Facility bears interest at either a specified prime rate (4.0% at March 31, 2004), or the LIBOR rate (1.1% at March 31, 2004), in each case plus a spread determined quarterly based upon a fixed charge coverage ratio. The weighted average interest rates on the outstanding balances under the respective credit facilities for the three months ended March 31, 2004 and 2003 were 5.34% and 6.09%, respectively.

     The New Credit Facility is secured by substantially all domestic assets of Newpark and its domestic subsidiaries. The New Credit Facility contains a fixed charge coverage ratio covenant and a tangible net worth covenant. In addition, the New Credit Facility includes a requirement that Newpark maintain a minimum excess availability of $5 million from May 16, 2004 to June 16, 2004.

Note 8 — New Accounting Standards

     In January 2003, the FASB issued Financial Interpretation Number 46 (“FIN 46”) “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 were effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies were required to apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remained in existence as of the beginning of annual or interim periods beginning after March 15, 2004.

     Management has completed its assessment of the impact of FIN 46 on the reporting for Newpark’s two variable interest entities. These variable interest entities consist of the 49% interest in a joint venture with the leading producer of wooden mats (“MOCTX”) and the 49% interest in the Loma Company, LLC (“LOMA”), the producer of DuraBase™ composite mats. Based on management’s assessments, it was determined that the Company is not the primary beneficiary of MOCTX and thus Newpark continues to account for this investment under the equity method. Based on management’s assessments, it was determined that the Company is the primary beneficiary of LOMA. However, Newpark continues to account for its 49% investment in LOMA under the equity method because LOMA’s financial position and results of operations are not material to the consolidated financial statements of the Company. In addition, due to the ongoing dispute and pricing litigation discussed in Note 11, Newpark currently does not have access to and has been unable to obtain current and reliable financial information as of and for the period ended March 31, 2004. Based on the latest available financial information on LOMA, which is as of December 31, 2003, LOMA would have represented less than 2% of Newpark’s consolidated total assets as of December 31, 2003. Substantially all of the operating activity of LOMA is with Newpark or one of its wholly-owned subsidiaries and this activity would be eliminated in consolidation. Newpark’s investment in LOMA as of March 31, 2004 was $1.2 million.

     Newpark has issued a guaranty of certain debt obligations of LOMA. This guaranty is backed by a letter of credit. The amount of this guaranty as of March 31, 2004 was $8.0 million. The LOMA plant suspended production in May 2003 and has not resumed operations. The ability of LOMA to continue to repay its debt obligations is dependent upon sales of composite mats. In order to allow LOMA to service its debt, Newpark has agreed to purchase from LOMA mats remaining in its inventory at December 31, 2003 during 2004. Should an increase in Newpark’s composite mat sales not occur, LOMA would not restart production and may seek several alternatives to continue to support its debt service requirements. These alternatives could include, among others, new equity infusions from the partners or additional third-party financing. If additional capital could not be obtained, Newpark’s guarantee may be called upon to fulfill LOMA’s debt obligation.

Note 9 — Segment Data

     Effective January 1, 2004, Newpark implemented a financial reporting change in its Canadian operations. As a result of this change, the operating results for the environmental services business unit in Canada are now reported as a component of the E&P waste disposal segment, rather than as a component of the fluids sales and engineering segment. In addition, a portion of the operating costs of the Canadian business unit are now reported as a component of G&A expenses. All segment information for the prior year has been restated to reflect these reporting changes. Summarized financial information concerning Newpark’s reportable segments is shown in the following table (dollars in thousands):

	Three Months Ended
	March 31,
	2004	2003
Revenues by segment:
E&P waste disposal	$17,180	$16,572
Fluids sales & engineering	66,235	50,522
Mat & integrated services	20,894	23,483

Total revenues	$104,309	$90,577

Operating income (loss) by segment:
E&P waste disposal	$2,808	$2,608
Fluids sales & engineering	5,412	2,905
Mat & integrated services	(431)	1,654

Total by segment	7,789	7,167
General and administrative expenses	1,545	1,286

Total operating income	$6,244	$5,881

The amounts above are shown net of intersegment transfers.

Note 10 — Condensed Consolidating Financial Information

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

     The following condensed consolidating balance sheets as of March 31, 2004 and December 31, 2003 and the condensed consolidating statements of income and cash flows for the three months ended March 31, 2004 and 2003, should be read in conjunction with the notes to these consolidated financial statements (in thousands).

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2004
Current assets:
Cash and cash equivalents	$721	$(1,269)	$4,343	$—	$3,795
Accounts receivable, net	—	73,116	32,857	(2,946)	103,027
Inventories	—	64,380	14,958	—	79,338
Other current assets	11,627	8,790	4,961	—	25,378

Total current assets	12,348	145,017	57,119	(2,946)	211,538
Investment in subsidiaries	429,239	—	—	(429,239)	—
Property and equipment, net	5,796	192,076	5,151	—	203,023
Goodwill	—	95,114	20,397	—	115,511
Other intangibles, net	—	11,997	2,594	—	14,591
Other assets, net	39,771	7,199	646	(16,792)	30,824

Total assets	$487,154	$451,403	$85,907	$(448,977)	$575,487

Current liabilities:
Foreign bank lines of credit	$—	$—	$9,651	$—	$9,651
Current maturities of long-term debt	—	3,242	—	—	3,242
Accounts payable	221	23,554	17,042	(2,946)	37,871
Accrued liabilities	6,786	15,848	10,557	—	33,191

Total current liabilities	7,007	42,644	37,250	(2,946)	83,955

Long-term debt	169,157	4,074	18,365	(16,792)	174,804
Other non-current liabilities	134	—	1,472	—	1,606
Stockholders’ Equity:
Preferred stock	20,000	—	—	—	20,000
Common stock	838	808	12,677	(13,485)	838
Paid-in capital	401,189	416,780	11,162	(427,942)	401,189
Unearned restricted stock	(720)	—	—	—	(720)
Accumulated comprehensive income	—	—	4,266	—	4,266
Retained deficit	(110,451)	(12,903)	715	12,188	(110,451)

Total stockholders’ equity	310,856	404,685	28,820	(429,239)	315,122

Total liabilities and equity	$487,154	$451,403	$85,907	$(448,977)	$575,487

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2003
Current assets:
Cash and cash equivalents	$179	$(485)	$4,998	$—	$4,692
Restricted cash	8,029	—	—	—	8,029
Accounts receivable, net	—	70,446	32,536	(3,034)	99,948
Inventories	—	58,877	15,969	—	74,846
Other current assets	11,550	10,230	3,356	(2,500)	22,636

Total current assets	19,758	139,068	56,859	(5,534)	210,151
Investment in subsidiaries	425,449	—	—	(425,449)	—
Property and equipment, net	5,583	193,054	7,601	—	206,238
Goodwill	—	95,114	20,755	—	115,869
Identifiable intangibles,net	—	12,320	2,627	—	14,947
Other assets, net	40,048	6,065	(450)	(17,368)	28,295

Total assets	$490,838	$445,621	$87,392	$(448,351)	$575,500

Current liabilities:
Foreign bank lines of credit	$—	$—	$10,610	$—	$10,610
Current portion of long-term debt	—	3,259	—	—	3,259
Accounts payable	534	24,048	18,931	(3,034)	40,479
Accrued liabilities	3,742	10,787	9,865	(2,500)	21,894

Total current liabilities	4,276	38,094	39,406	(5,534)	76,242

Long-term debt	177,500	1,018	16,841	(11,759)	183,600
Other liabilities	134	(645)	2,783	(575)	1,697
Preferred stock	30,000	—	—	—	30,000
Common stock	811	2,613	12,670	(15,283)	811
Paid-in capital	390,788	425,504	22,116	(447,620)	390,788
Unearned restricted stock	(803)	—	—	—	(803)
Cumulative translation adjustment	—	—	5,033	—	5,033
Retained deficit	(111,868)	(20,963)	(11,457)	32,420	(111,868)

Total stockholders’ equity	308,928	407,154	28,362	(435,516)	313,961

Total liabilities and equity	$490,838	$445,621	$87,392	$(453,384)	$575,500

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2004
Revenue	$—	$79,053	$25,256	$—	$104,309
Cost of services provided	—	51,881	14,107	—	65,988
Operating costs	—	22,668	7,863	—	30,532

	—	74,550	21,970	—	96,520
General and administrative expense	1,423	—	122	—	1,545

Operating income (loss)	(1,423)	4,503	3,164	—	6,244
Other (income) expense	(34)	(1,459)	84	(1,395)	(13)
Interest expense	3,397	1,530	42	1,395	3,572

Income (loss) before income taxes	(4,786)	4,433	3,038	—	2,685
Income taxes (benefit)	(2,045)	1,685	1,367	—	1,007
Equity in earnings of subsidiaries	4,419	—	—	(4,419)	—

Net income	$1,678	$2,748	$1,671	$(4,419)	$1,678

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2003
Revenue	$—	$71,121	$19,590	$(134)	$90,577
Cost of services provided	—	47,366	10,789	(134)	58,021
Operating costs	—	18,219	7,170	—	25,389

	—	65,585	17,959	(134)	83,410

General and administrative expense	1,195	—	91	—	1,286

Operating income (loss)	(1,195)	5,536	1,540	—	5,881
Other (income) expense	(120)	(142)	(340)	—	(602)
Interest expense	3,490	217	85	—	3,792

Income (loss) before income taxes	(4,565)	5,461	1,795	—	2,691
Income taxes (benefit)	(1,840)	2,021	815	—	996
Equity in earnings of subsidiaries	4,420	—	—	(4,420)	—

Net income	$1,695	$3,440	$980	$(4,420)	$1,695

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004
Net cash provided by operating activities	$(14,679)	$24,806	$1,051	$—	$11,178
Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(266)	(1,887)	(334)	—	(2,487)
Investments	23,698	(23,285)	(413)	—	—

	23,432	(25,172)	(747)	—	(2,487)

Net cash provided by (used in) financing activities:
Net borrowings (payments on) lines of credit, notes payable and long-term debt	(8,343)	(418)	(959)	—	(9,720)
Proceeds from stock options and ESPP	132	—	—		132

	(8,211)	(418)	(959)	—	(9,588)

Net increase (decrease) in cash and cash equivalents	542	(784)	(655)	—	(897)
Cash and cash equivalents:
Beginning of period	179	(485)	4,998	—	4,692

End of period	$721	$(1,269)	$4,343	$—	$3,795

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003
Net cash provided by operating activities	$(3,486)	$5,940	$(260)	$—	$2,194
Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(701)	(5,014)	(489)	—	(6,204)
Investments	(5,188)	3,173	2,015	—	—

	(5,889)	(1,841)	1,526	—	(6,204)

Net cash provided by (used in) financing activities:
Net borrowings (payments on) lines of credit, notes payable and long-term debt	9,000	(1,050)	821	—	8,771

	9,000	(1,050)	821	—	8,771

Net increase (decrease) in cash and cash equivalents	(375)	3,049	2,087	—	4,761
Cash and cash equivalents:
Beginning of period	472	242	2,011	—	2,725

End of period	$97	$3,291	$4,098	$—	$7,486

Note 11 — Legal Matters

     Newpark, through a consolidated subsidiary, purchases composite mats from the Loma Company, LLC (“LOMA”), which manufactures the mats under an exclusive license granted by OLS Consulting Services, Inc. (“OLS”). As previously reported in Newpark’s Annual Report on Form 10-K for the year ended December 31, 2003, litigation is pending concerning the pricing formula that LOMA utilizes to invoice Newpark for mats. The pricing litigation was tried in November 2003. Filing of post-trial briefs was completed March 15, 2003 and a judgment is expected at any time.

     Also as previously reported in Newpark’s Annual Report on Form 10-K for the year ended December 31, 2003, in response to the filing of a lawsuit by Newpark Drilling Fluids, L.L.C., one of Newpark’s subsidiaries, certain of the individual defendants in the lawsuit filed stockholder derivative claims with respect to alleged misconduct as a cross-complaint to the lawsuit. Newpark has filed a motion to stay and abate the shareholder derivative claims, and that motion is scheduled to be heard in court on May 19, 2004.

     Management does not believe that these matters will have a material adverse affect on Newpark’s financial position, results of operations or cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our “Unaudited Consolidated Financial Statements” and “Notes to Unaudited Consolidated Financial Statements” as well as our annual report on Form 10-K for the year ended December 31, 2003.

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

	1Q03	2Q03	3Q03	4Q03	1Q04
U.S Rig Count	897	1,028	1,088	1,109	1,118
Gulf Coast market	218	225	228	222	217
Gulf Coast market to total	24.3%	21.9%	21.0%	20.1%	19.4%
Canadian Rig Count	492	199	385	407	528

Source: Baker Hughes Incorporated

Key Market Developments

     Our primary Gulf Coast oilfield market includes: (1) South Louisiana Land; (2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. In addition to our primary Gulf Coast Market, we operate in several other key markets including Canada, the U.S. central region (including the U.S. mid-continent and U.S. Rocky Mountain regions), west Texas and areas surrounding the Mediterranean Sea. Unlike our primary Gulf Coast oilfield market, the majority of these markets experienced significant growth in the first quarter of 2004 as compared to the first quarter of 2003. Revenues by key markets are as follows (dollars in millions):

	Three months ended March 31,
	2004		2003		2004 vs. 2003
	$	%	$	%	$	%
Gulf Coast Oilfield	$48.1	46%	$51.8	58%	$(3.7)	(7)%
Canada	14.4	14	13.0	14	1.4	11
U.S. Central	24.0	23	11.9	13	12.1	101
Mediterranean	10.8	10	6.5	7	4.3	68
Other	7.1	7	7.4	8	(0.4)	(5)

Total	$104.3	100%	$90.6	100%	$13.7	15%

     Our primary Gulf Coast oilfield market accounted for approximately 46% of first quarter 2004 revenues, as compared to 58% of first quarter 2003 revenues. As recently as

1997, the Gulf Coast oilfield market accounted for 97% of total revenues. The decline in the percentage of Gulf Coast revenues is the result of relatively flat Gulf Coast market activity in the comparable periods, as compared to growth in most other markets.

     The Canadian market accounted for approximately 14% of first quarter 2004 and 2003 revenues, with total Canadian market revenues increasing 11% on a 7% increase in rig activity. The increase in Canadian rig activity over the prior year reflects the improving commodity gas market, which has been driven by higher pricing. Much of the terrain throughout the oil and gas producing region of Canada presents soil stability and access problems similar to those encountered in the marsh areas of the U.S. Gulf Coast region. Much of the drilling activity in Canada has historically been conducted when winter temperatures freeze the soil and stabilize it, allowing safe access. Quarterly fluctuations in the Canadian rig count generally reflect the seasonal nature of drilling activity related to these access issues.

     The U.S. Central region, composed of the U.S. Rocky Mountains, Oklahoma and West Texas, accounted for approximately 23% of first quarter 2004 revenues, as compared to 13% of first quarter 2003 revenues. Revenue growth in 2004 is primarily associated with the increase in rig activity and an increase in market share. The increase in market share is principally related to growth in the acceptance of our proprietary drilling fluids products and a reduction in the number of competitors in our liquid mud and fluids transportation business unit.

     Our Mediterranean operations were acquired in May 2002. These operations accounted for approximately 10% of first quarter 2004 revenues, as compared to 7% of first quarter 2003 revenues. This acquisition provided new market opportunities in the Mediterranean, Eastern Europe and North Africa.

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

     Current long-term industry forecasts anticipate difficulty in meeting growing demand for natural gas, predicated upon improving economic conditions. In addition, current gas reserves are being depleted at a rate faster than replacement through current drilling activities. Because many shallow fields in the Gulf Coast market have been heavily exploited, and because of improved economics, producers are increasing drilling depth to reach the larger gas reserves. We expect gas-drilling activity to be increasingly associated with deeper, more costly wells. We view this trend as favorable to demand for product offerings in all of our segments.

Results of Operations

     Effective January 1, 2004, Newpark implemented a change in the financial reporting of its Canadian operations. As a result of this change, the operating results for the environmental services business unit in Canada are now included as a component of the E&P waste disposal segment, rather than within the fluids sales and engineering segment. In addition, a portion of the operating costs of the Canadian business unit are now reported as a component of G&A expenses. All segment information for the prior year has been restated to reflect these reporting changes. Summarized financial information concerning Newpark’s reportable segments is shown in the following table (dollars in millions):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2004	2003	$	%
Revenues by segment:
E&P waste disposal	$17.2	$16.6	$0.6	4%
Fluids sales & engineering	66.2	50.5	15.7	31
Mat & integrated services	20.9	23.5	(2.6)	(11)

Total revenues	$104.3	$90.6	$13.7	15%

Operating income (loss) by segment:
E&P waste disposal	$2.8	$2.6	$0.2	8%
Fluids sales & engineering	5.4	2.9	2.5	86
Mat & integrated services	(.4)	1.7	(2.1)	(126)

Total by segment	7.8	7.2	0.6	9
General and administrative expenses	1.6	1.3	0.3	20

Total operating income	$6.2	$5.9	$0.3	6%

The amounts above are shown net of intersegment transfers.

Revenues

     E&P Waste Disposal: Total revenue for this segment consists of the following for the three months ended March 31, 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$	%
E&P Waste Gulf Coast	$9.9	$11.6	$(1.7)	(15)%
E&P Waste Non-Gulf Coast	5.5	3.9	1.6	41
NORM	0.6	0.6	—	—
Industrial	1.2	0.5	0.7	140

Total	$17.2	$16.6	$0.6	4%

     E&P waste Gulf Coast revenues declined $1.7 million, or 15%, on an 8% decline in waste volumes received and a decline in the average revenue per barrel resulting from a change in mix of waste received. During the first quarter of 2004, we received 802,000 barrels of E&P waste in the Gulf Coast market, compared to 871,000 barrels in the comparable period in 2003. The average revenue per barrel in the Gulf Coast market declined 7%, to $12.52, as compared to an average of $12.94 in 2002. We believe that improvement in the Gulf Coast E&P waste market will likely trail other business segments because its results are more closely tied to Gulf Coast rig activity, which is not expected to increase significantly during 2004.

     The decline in Gulf Coast revenues was offset by increases in revenue within the western Canadian market and the start-up of operations serving Wyoming’s Jonah-Pinedale trend, which began operations in early 2003. Our industrial disposal revenue also contributed to the increase in segment revenue. The increase in industrial revenues was principally due to disposal of waste received in connection with a special project for one customer. These revenues are not expected to recur in the next several quarters.

Fluids Sales and Engineering: Total revenue by region for this segment was as follows for the three months ended March 31, 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$	%
Gulf Coast	$22.7	$22.6	$0.1	0%
U.S. Central	22.6	11.3	11.3	100
Canada	8.9	9.2	(0.3)	(3)
Other	1.2	1.0	.2	20

Total North American	55.4	44.1	11.3	26
Mediterranean	10.8	6.4	4.4	69

Total	$66.2	$50.5	$15.7	31%

     The average number of rigs we serviced in the North American market increased by 7%, from 154 in the first quarter of 2003 to 164 in the first quarter of 2004. Average annual revenue per rig in the North American market increased by 17%, from $1.1 million in the first quarter of 2003 to $1.3 million in the first quarter of 2004.

     Revenue in our primary Gulf Coast market for the first quarter of 2004 was substantially unchanged as compared to the prior year due to the flat rig count in this market. We have significantly improved our market position in key drilling fluid customer relationships in this market and believe that those customers will be increasingly active in the Gulf Coast market during the remainder of the year, though the total number of active rigs is not expected to increase. Several key Gulf of Mexico projects have recently started, and we expect to see progress in this market during the remaining quarters of 2004.

     Revenues in the U.S. Central region doubled in the first quarter of 2004 as compared to 2003. We serviced an average of 84 rigs in this region in the first quarter of 2004, as compared to 51 in the first quarter of 2003, an increase of 65%. The average number of rigs operating in this region increased 40% from 310 rigs in the first quarter of 2003 to 435 in the first quarter of 2004. The difference between the increase in the number of rigs serviced in this region and the number of rigs active in the region reflects our market penetration. The difference between the increase in revenues and the increase in the number of rigs serviced in these markets also reflects the increase in the depth of wells serviced.

     Revenues in the Canadian market declined 3% during the quarter ended March 31, 2004, as compared to the first quarter of 2003, while rig activity in the Canadian market increased 7% period to period. The difference in the change in revenues as compared to the change in rig activity indicates a slight decline in our Canadian market share. Since the second quarter of 2003, our Canadian market share has remained constant. We expect that revenues in the Canadian market will decline in the second quarter of 2004 as compared to the first quarter of 2004, due to the seasonal weather related slowdowns of drilling activity in this market.

     The operations serving the Mediterranean market were acquired effective May 1, 2002. Growth in the Mediterranean market was principally related to new contracts servicing customers in North Africa.

     Mat and Integrated Services: Total revenue for this segment consists of the following for the three months ended March 31, 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$	%
Installation	$3.7	$5.6	$(1.9)	(34)%
Re-rental	2.2	2.0	.2	10

Total Gulf Coast mat rental	5.9	7.6	(1.7)	(22)
Integrated services and other	10.7	11.7	(1.0)	(9)
Canadian operations	1.4	0.5	0.9	80
Composite mat sales	2.9	3.7	(0.8)	(22)

Total	$20.9	$23.5	$(2.6)	(11)%

     Oilfield mat rental volume for the first quarter of 2004 totaled 4.3 million square feet at an average price of $0.83 per square foot. This compares to 4.5 million square feet at an average of $1.03 per square foot in the first quarter of 2003, which benefited from several large projects that did not recur in the remainder of 2003. Our oilfield mat rental pricing has continued to improve since the low in the third quarter of 2003, and pricing on newly awarded work increased to $1.05 per square foot in the first quarter, an indicator of likely second quarter pricing. We are experiencing an unusual market cycle in which we anticipate that further improvement in oilfield pricing will result from industry-wide inventory reductions that have restricted the supply of mats rather than increased rig activity. Volume increases are expected to come from non-oilfield utility, general construction and other projects, markets we have worked several years to develop. The non-oilfield market provides the opportunity for premium pricing, further enhancing overall profitability. We will continue to pursue the non-oilfield rental markets as opportunities arise in those markets, such as the recent introduction of the rental concept in Mexico.

     Integrated services and other revenues, our lowest-margin business unit for this segment, includes a comprehensive range of environmental services necessary for our customers’ oil and gas exploration and production activities. These revenues also include the operations of our sawmill in Batson, Texas. The decrease in first quarter 2004 revenues, as compared to the prior year first quarter, is principally associated with a decrease in revenues at our sawmill.

     During 2003 we transitioned our Canadian mat operations to principally a sales organization for wooden and composite mats. All of the Canadian revenue for the first quarter of 2004 was related to sales of wooden mats, while all of the revenue for the first quarter of 2003 was related to rentals of wooden mats. Through this transition, the operating expenses of the Canadian mat operations have been significantly reduced.

     During the first quarter of 2004, we sold approximately 2,200 composite mats, resulting in $2.9 million in revenues, as compared to $3.2 million of revenue on approximately 1,600 mats sold in the first quarter of 2003. Also included in composite mat sales in the first quarter of 2003 were the sale of 4,100 Bravo™ Mats for a total of $520,000. During the past three years, we have sold over 35,000 mats into nine targeted markets worldwide. Some of these markets will remain sales markets, while others will become rental markets over time. Based on market data gathered in 2003, we believe there is a significant rental opportunity in support of expanding exploration and development activity in Mexico. As a result, we started a new business unit in that country in the first quarter. We are the majority owner of the business with the Mexican principals who are assisting us in development of the market holding a minority stake.

Operating Income

     E&P Waste Disposal: Waste disposal operating income increased $200,000 in the first quarter of 2004 on a $608,000 increase in revenues, as compared to the first quarter of 2003. The incremental margin realized on the revenue increase was 33%. Contribution increases from non-Gulf Coast markets offset the volume-related decline in the Gulf Coast oilfield market.

     Fluids Sales and Engineering: Operating income for this segment increased $2.5 million in the first quarter of 2004 on a $16.6 million increase in revenues, as compared to the first quarter of 2003. The operating margin for this segment in the first quarter of 2004 was 8.2%, as compared to 5.7% in the first quarter of 2003. The increase in operating margin was primarily attributable to the significant growth in the U.S. central region. Partially offsetting the impact of revenue growth in this region was revenue growth in our Mediterranean operations. These operations have traditionally experienced lower margins as the acquired customer base has been associated with lower-margin contracts. Operating expenses for this segment in the first quarter of 2004 include legal costs of approximately $850,000, primarily related to costs of litigation against Spirit Drilling Fluids, et al, discussed elsewhere in this report.

     As noted above, we anticipate an increase in the number of rigs serviced in the Gulf of Mexico market during the remainder of 2004, as awarded projects begin. This market represents the premium-priced business for this segment. We expect to see margin improvement in our Gulf Coast operations throughout the remainder of 2004 as we continue to penetrate the offshore Gulf of Mexico market and gain wider customer acceptance of our higher-margin premium products such as our DeepDrill™ and FlexDrill™ family of products.

     Mat and Integrated Services: Mat and integrated services operating income declined $2.1 million in the first quarter of 2004 on a $2.6 million decline in revenues, as compared to the first quarter of 2003. The significant decline in operating income in relation to the decline in revenues reflects the impact of reduced pricing in the oilfield rental market. Consistent with our experience since the third quarter of 2003, we believe that rental pricing will continue to improve over the remainder of 2004 as a result of continued reductions in mat inventories servicing the oilfield market. In addition, this segment began to implement certain cost reduction measures during the first quarter of 2003, primarily in the areas of personnel and trucking costs. The expected improvement in pricing and these cost reduction measures are expected to have a positive impact on operating margins for this segment during the remainder of 2004.

General and Administrative Expense

     General and administrative expense increased $259,000 to approximately $1.5 million in the first quarter of 2004, as compared to the same period in 2003. The increase is principally associated with increases in legal and accounting costs associated with current litigation and new corporate governance and compliance related matters.

Foreign Currency Exchange Gains

     Net foreign currency losses totaled $108,000 in the first quarter of 2004 as compared to net foreign currency gains of $277,000 in 2003. The principal components of foreign currency gains in the prior year were realized and unrealized gains on short-term intercompany payable balances of our Canadian operations due to the significant decline in the U.S. dollar against the Canadian dollar in 2003. In the first quarter of 2004, the net foreign currency losses were primarily associated with strengthening of the U.S. dollar against the Canadian dollar and the associated impact on these same intercompany balances.

Interest Income/Expense

     Net interest expense remained relatively unchanged at approximately $3.5 million for the first quarter of 2004 and 2003. The increase of $2.8 million in average outstanding borrowings in the first quarter of 2004, as compared to 2003, was principally offset by a decline in the average effective interest rate from 8.3% in 2003 to 7.8% in 2004. During the first quarter of 2004 we completed the restructuring of our bank credit facility. This restructuring reduced the effective interest rate on our revolving facility by approximately one percent.

Provision for Income Taxes

     For the quarter ended March 31, 2004, we recorded an income tax provision of $1.0 million, reflecting an income tax rate of 37.5%. For the quarter ended March 31, 2003, we recorded an income tax provision of $996,000, reflecting an income tax rate of 37.0%.

Liquidity and Capital Resources

     Our working capital position was as follows at March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
Working Capital (000’s)	$127,583	$133,909
Current Ratio	2.52	2.76

     During the first quarter of 2004, our working capital position declined by $6.3 million. This decline in working capital was principally due to the reversal of the effect of $8.0 million in restricted cash at December 31, 2003, which was used to secure a letter of credit obligation at that date. In March 2004, this restricted cash was used to pay down our revolving credit facility due to the removal of the requirement to secure the letter of credit obligation. Net of the effect of the restricted cash item, working capital increased by less than $1 million in spite of significant revenue growth.

     The manufacturing facility for our composite mats (“LOMA”) is currently not producing mats due to low demand, and we have reduced the number of planned purchases of composite mats in 2004 to approximately 2,500 units, equal to the remaining inventory held by LOMA. Purchases in 2004 will be timed to meet LOMA’s cash flow requirements until its inventory on hand is exhausted. With this decline in purchases, along with anticipated composite mat sales in 2004, we expect to reduce the level of composite mat inventory by the end of 2004.

     Net trade accounts receivable increased $3.1 million during the first quarter of 2004 on a $9.7 million increase in revenues from the fourth quarter of 2003. During the first quarter of 2004, days sales in receivables declined by seven days to 91 days, from 98 days in the fourth quarter of 2003. We continue to monitor our accounts receivable positions and we have made working capital management a primary focus for our management.

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

     Cash generated from operations during the first quarter of 2004 totaled $3.1 million, excluding the effects of the $8.0 million restricted cash investment discussed above. This cash was used principally to fund net capital expenditures of $2.7 million and net payments on debt obligations of $1.7 million, excluding the $8.0 million payment on debt from the receipt of restricted cash. We anticipate that 2004 capital expenditures will be below 2004 depreciation and that we will fund capital expenditures with cash generated from operations. The majority of the remaining amounts of 2004 capital improvements are expected to be used principally to expand drilling fluids and environmental service capacity in growing markets as and when needed. Our commitments to expand drilling fluids and environmental capacity will be monitored and adjusted depending on market conditions, our operating cash flows and other available cash resources.

     Our long term capitalization was as follows (in thousands):

	March 31,	December 31,
	2004	2003
Long-term debt:
Credit facility	$44,157	$52,500
Senior subordinated notes	125,000	125,000
Other	5,647	6,100

Total long-term debt	174,804	183,600
Stockholders’ equity	315,122	313,961

Total capitalization	$489,926	$497,561

Long-term debt to long-term capitalization	35.7%	36.9%

     On February 25, 2004, our bank credit facility was amended and restated and converted into an asset-based lending facility (the “New Credit Facility”). The New Credit Facility matures on February 25, 2007. Under the New Credit Facility, we can borrow up to $85 million in the form of $15 million in term debt and $70 million in revolving debt. At March 31, 2004, $14.8 million was outstanding under the term portion of the New Credit Facility. Availability under the revolving portion of the New Credit Facility is based on a percentage of our eligible consolidated accounts receivable and inventory as defined in the New Credit Facility. At March 31, 2004, total availability under the revolving portion of the New Credit Facility was $62.6 million. At March 31, 2004, $13.2 million in letters of credit were issued and outstanding and $32.6 million was outstanding under the revolving portion of the New Credit Facility, leaving $16.8 million of availability under the revolving portion of the New Credit Facility at that date. The New Credit Facility bears interest at either a specified prime rate (4.0% at March 31, 2004), or the LIBOR rate (1.1% at March 31, 2004), in each case plus a spread determined quarterly based upon a fixed charge coverage ratio. The weighted average interest rates on the outstanding balances under the respective credit facilities for the three months ended March 31, 2004 and 2003 were 5.34% and 6.09%, respectively.

     The New Credit Facility is secured by substantially all our domestic assets. The New Credit Facility contains a fixed charge coverage ratio covenant and a tangible net worth covenant. In addition, the New Credit Facility includes a requirement that we maintain a minimum excess availability of $5 million from May 16, 2004 to June 16, 2004.

     As a result of the conversion of the prior credit facility to the New Credit Facility we reduced the effective cost of outstanding borrowings by approximately one percent. In addition, the number of financial covenants was significantly reduced in the New Credit Facility. Due to consistently low operating results in 2003, financial covenants under the Credit Facility were modified on numerous occasions, resulting in additional fees. We believe that the structure of the New Credit Facility provides a better source of capital given our current operating environment.

     Ava, S.p.A (“Ava”), our European drilling fluids subsidiary maintains its own credit arrangements, consisting primarily of lines of credit with several banks, with the lines renewed on an annual basis. Advances under these credit arrangements are typically based on a percentage of AvA’s accounts receivable or firm contracts with certain customers. As of March 31, 2004, AvA had a total of $9.7 million outstanding under these facilities. We do not provide a corporate guaranty of AvA’s debt.

     With respect to off balance sheet liabilities, we lease most of our office and warehouse space, rolling stock and certain pieces of operating equipment under operating leases. We have issued a guaranty of certain debt obligations of the manufacturer of our composite mats (“LOMA”). This guaranty is backed by a letter of credit. The amount of this guaranty as of March 31, 2004 was $8.0 million.

     The underlying debt obligation of LOMA matures in December 2008. The LOMA plant suspended production in May 2003 and has not resumed operations. The ability of LOMA to continue to repay its debt obligations is dependent upon sales of composite mats. We have agreed to purchase from LOMA the mats remaining in its inventory at December 31, 2003 during 2004. Should an increase in composite mat sales not occur, LOMA would not restart production and our guarantee may be called upon to fulfill LOMA’s debt obligation. Since our guarantee is secured by a letter of credit, there would not be any impact on the availability under our New Credit Facility should performance under the guarantee be required.

     We have also issued a guaranty for certain debt obligations of a joint venture (“MOCTX”), which supplies a portion of our wooden mats on a day rate leasing basis. The amount of this guaranty as of March 31, 2004 was $5.9 million.

     Except as described in the preceding paragraphs, we are not aware of any material expenditures, significant balloon payments or other payments on long-term obligations or any other demands or commitments, including off-balance sheet items to be incurred within the next 12 months. Inflation has not materially impacted our revenues or income.

     Critical Accounting Policies.

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

     For additional discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2003. Our critical accounting policies have not changed materially since December 31, 2003.

New Accounting Standards.

     In January 2003, the FASB issued Financial Interpretation Number 46 (“FIN 46”) “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 were effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies were required to apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remained in existence as of the beginning of annual or interim periods beginning after March 15, 2004.

     We have completed our assessment of the impact of FIN 46 on the reporting for our two variable interest entities. These variable interest entities consist of the 49% interest in MOCTX and the 49% interest in Loma. Based on our assessments, we have determined that we are not the primary beneficiary of MOCTX and thus we continue to account for this investment under the equity method. Based on our assessments, we determined that we are the primary beneficiary of LOMA. However, we continue to account for our 49% investment in LOMA under the equity method because LOMA’s financial position and results of operations are not material to our consolidated financial statements. In addition, due to the ongoing dispute and pricing litigation discussed in Note 11, we currently do not have access to and have been unable to obtain current and reliable financial information as of and for the period ended March 31, 2004. Based on the latest available financial information on LOMA, which is as of December 31, 2003, LOMA would have represented less than 2% of our consolidated total assets as of December 31, 2003. Substantially all of the operating activity of LOMA is with Newpark or one of its wholly-owned subsidiaries and this activity would be eliminated in consolidation. Our investment in LOMA as of March 31, 2004 was $1.2 million.

     We have issued a guaranty of certain debt obligations of LOMA. This guaranty is backed by a letter of credit. The amount of this guaranty as of March 31, 2004 was $8.0 million. The LOMA plant suspended production in May 2003 and has not resumed operations. The ability of LOMA to continue to repay its debt obligations is dependent upon sales of composite mats. In order to allow LOMA to service its debt, we have agreed to purchase from LOMA mats remaining in its inventory at December 31, 2003 during 2004. Should an increase in our composite mat sales not occur, LOMA would not restart production and may seek several alternatives to continue to support its debt service requirements. These alternatives could include, among others, new equity infusions from the partners or additional third-party financing. If additional capital could not be obtained, our guarantee may be called upon to fulfill LOMA’s debt obligation.

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

     During the three months ended March 31, 2004, we decreased our total long-term variable-rate debt by $8.3 million.

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

ITEM 4. Controls and Procedures

     Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to Newpark (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that in designing and evaluating the disclosure controls and procedures our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired objectives and, based on the evaluation described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

     We will be making control changes during 2004 to reduce these weaknesses. These control changes, among other things, will include implementing new accounting software in our Mediterranean operations to improve management and financial reporting.

     There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     Among the risks and uncertainties that could cause future events and results to differ materially from those anticipated by us in the forward-looking statements included in this report are the following:

•	A material decline in the level of oil and gas exploration and production and any reduction in the industry’s willingness to spend capital on environmental and oilfield services could adversely affect the demand for our services;

•	Material changes in oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital could adversely affect the demand for our services;

•	Changes in domestic and international political, military, regulatory and economic conditions may adversely affect the demand for oil and gas or production volumes;

•	A rescission or relaxation of government regulations affecting E&P and NORM waste disposal could reduce the demand for our services and reduce our revenues and income.

•	Changes in existing regulations could require us to change the way we do business, which may have a material adverse affect on our consolidated financial statements;

•	Our patents or other proprietary technology may not prevent our competitors from developing substantially similar technology, which would reduce any competitive advantages we may have from these patents and proprietary technology;

•	We may not be able to keep pace with the continual and rapid technological developments that characterize the market for our products and services, and our failure to do so may result in our loss of market share;

•	We face intense competition in our existing markets and expect to face tough competition in any markets into which we seek to expand, which will put pressure on our ability to maintain our current market share and may limit our ability to expand our market share or enter into new markets;

•	Our recent acquisitions may not achieve sales and profitability levels that justify our investment in them, which could result in these businesses placing downward pressure on our margins or our disposing of these businesses at a loss;

•	The demand for our services may be adversely affected by shortages of critical supplies or equipment in the oil and gas industry and personnel trained to operate this equipment;

•	We may not be able to successfully introduce our new products and services, including our DeepDrill™ and FlexDrill™ technology and our new Dura-Base™ and Bravo™ mats, and we may not be successful in gaining acceptance or market share for these products and services;

•	We may not be able to maintain the necessary permits to operate our non-hazardous waste disposal wells or we may not be able to successfully compete in this market;

•	Adverse weather conditions could disrupt drilling operations and reduce the demand for our services;

•	We may fail to comply with any of the numerous Federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our business, or these regulations and

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

     Through a consolidated subsidiary, we purchase composite mats from the Loma Company, LLC (“LOMA”), which manufactures the mats under an exclusive license granted by OLS Consulting Services, Inc. (“OLS”). As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, litigation is already pending concerning the pricing formula that LOMA utilizes to invoice us for mats. The pricing litigation was tried in November 2003. Filing of post-trial briefs was completed March 15, 2004, and a judgment is expected at any time.

     Also as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003, in response to the filing of a lawsuit by Newpark Drilling Fluids, L.L.C., one of Newpark’s subsidiaries, certain of the individual defendants in the lawsuit filed stockholder derivative claims with respect to alleged misconduct as a cross-complaint to the lawsuit. We have filed a motion to stay and abate the shareholder derivative claims, and that motion is scheduled to be heard in court on May 19, 2004.

     We do not believe that these matters will have a material adverse affect on our financial statements.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Not applicable.

ITEM 3. Defaults Upon Senior Securities

     Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

ITEM 5. Other Information

     Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of James D. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Matthew W. Hardey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Cole pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Matthew W. Hardey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the period covered by this report, we filed the following Forms 8-K:

1.	Form 8-K dated February 5, 2004 regarding issuance of press release announcing Newpark’s preliminary results for the year ended December 31, 2003.

2.	Form 8-K dated February 25, 2004 regarding issuance of press release announcing Newpark’s results for the year ended December 31, 2003.

NEWPARK RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2004

NEWPARK RESOURCES, INC.

By:	/s/ James D. Cole

James D. Cole, Chairman and Chief
Executive Officer

By:	/s/ Matthew W. Hardey

Matthew W. Hardey, Vice President
and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of James D. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Matthew W. Hardey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Cole pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Matthew W. Hardey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.