Form 10-Q
period 2004-06-30
NEWPARK RESOURCES INC
filed 2004-08-06
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004	Commission File No. 1-2960

Newpark Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1123385 (I.R.S. Employer Identification No.)

3850 N. Causeway, Suite 1770 Metairie, Louisiana (Address of principal executive offices)	70002 (Zip Code)

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

Common stock, $0.01 par value: 83,914,946 shares at July 30, 2004.

NEWPARK RESOURCES, INC.
INDEX TO FORM 10-Q
FOR THE THREE AND SIX MONTH PERIODS ENDED
June 30, 2004

Newpark Resources, Inc.

Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2004	2003
		Note 1
ASSETS
Current assets:
Cash and cash equivalents	$7,966	$4,692
Restricted cash	—	8,029
Trade accounts receivable, net	97,569	99,948
Notes and other receivables	6,253	5,428
Inventories	72,898	74,846
Deferred tax asset	11,377	8,698
Prepaid expenses and other current assets	12,275	8,510

Total current assets	208,338	210,151
Property, plant and equipment, at cost, net of accumulated depreciation	197,744	206,238
Goodwill	114,553	115,869
Deferred tax asset	4,939	8,778
Other intangible assets, net of accumulated amortization	14,308	14,947
Other assets	21,390	19,517

	$561,272	$575,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Foreign bank lines of credit	$12,482	$10,610
Current maturities of long-term debt	3,266	3,259
Accounts payable	32,255	40,479
Accrued liabilities	28,989	21,894

Total current liabilities	76,992	76,242
Long-term debt, less current portion	166,466	183,600
Other non-current liabilities	2,824	1,697
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized, 80,000 and 120,000 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	20,000	30,000
Common Stock, $.01 par value, 100,000,000 shares authorized, 83,890,636 and 81,073,222 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	838	811
Paid-in capital	401,360	390,788
Unearned restricted stock compensation	(637)	(803)
Accumulated other comprehensive income	2,539	5,033
Retained deficit	(109,110)	(111,868)

Total stockholders’ equity	314,990	313,961

	$561,272	$575,500

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Income
For the Three and Six Month Periods Ended June 30
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Revenues	$104,633	$92,382	$208,942	$182,959
Cost of revenues	97,096	84,536	192,709	167,946

Gross profit	7,537	7,846	16,233	15,013
General and administrative expenses	2,419	980	4,871	2,266

Operating income	5,118	6,866	11,362	12,747
Foreign currency (gain) loss	34	(496)	142	(773)
Interest income	(1,016)	(107)	(1,137)	(432)
Interest expense	3,552	3,901	7,124	7,693

Income before income taxes	2,548	3,568	5,233	6,259
Provision for income taxes	981	1,357	1,988	2,353

Net income	1,567	2,211	3,245	3,906
Less:
Preferred stock dividends	225	437	488	908

Net income applicable to common and common equivalent shares	$1,342	$1,774	$2,757	$2,998

Basic and diluted income per common and common equivalent shares	$0.02	$0.02	$0.03	$0.04

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Comprehensive Income
For the Six Month Periods Ended June 30,
(Unaudited)

(In thousands)	2004	2003
Net income	$3,245	$3,906
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,494)	3,522

Comprehensive income	$751	$7,428

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30,
(Unaudited)

(In thousands )	2004	2003
Cash flows from operating activities:
Net income	$3,245	$3,906
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	10,158	10,753
Provision for deferred income taxes	1,010	1,120
Gain on sale of assets	(223)	(13)
Change in assets and liabilities:
Decrease in restricted cash	8,029	—
Increase in accounts and notes receivable	(767)	(5,921)
Increase in inventories	(1,478)	(16,760)
Decrease (increase) in other assets	(4,552)	3,060
Increase (decrease) in accounts payable	(8,123)	8,520
Increase in accrued liabilities and other	9,216	1,941

Net cash provided by operating activities	16,515	6,606

Cash flows from investing activities:
Capital expenditures	(7,265)	(12,791)
Proceeds from sale of property, plant and equipment	1,583	56
Payments received on notes receivable	7,670	1,339

Net cash provided by (used in) investing activities	1,988	(11,396)

Cash flows from financing activities:
Net borrowings (payments) on lines of credit	(14,123)	9,000
Principal payments on notes payable and long-term debt	(1,136)	(3,522)
Preferred stock dividends paid in cash	(225)	—
Proceeds from exercise of stock options and ESPP	255	9

Net cash provided by (used in) financing activities	(15,229)	5,487

Net increase in cash and cash equivalents	3,274	697
Cash and cash equivalents at beginning of period	4,692	2,725

Cash and cash equivalents at end of period	$7,966	$3,422

See Accompanying Notes to Unaudited Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The condensed consolidated balance sheet at December 31, 2003 was derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, please refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

Note 2 – Significant Accounting Policies

     Our significant accounting policies, including our revenue recognition policies, have been previously disclosed in our Form 10-K for the period ending December 31, 2003. Following is a clarification of our revenue recognition policies.

     For the fluids sales and engineering segment, revenues, less allowances for product returns, are recognized for sales of drilling fluid materials upon shipment of the materials. Engineering and related services are provided to customers at agreed upon hourly or daily rates, and revenues are recognized when the services are performed.

     For the E&P waste disposal segment, revenues are recognized when Newpark takes title to the waste, which is upon its receipt of the waste at our facility. All costs related to transporting and disposing of the waste received are accrued when that revenue is recognized.

     For the mat and integrated services segment, revenues from sales of wooden or composite mats are recognized when title passes to the customer, which is upon shipment or delivery, depending upon the terms of the underlying sales contract.

     Revenues in the mat and integrated services segment are generated from both fixed price and unit-priced contracts, which are short-term in duration. The activities provided for in these contracts include site preparation, pit design, construction and drilling waste management, and installation and use of our composite or wooden mat systems during an initial period. This initial period includes revenues and costs for site preparation, installation and the use of mat systems. Revenues from these contracts are recorded using the percentage-of-completion method based on project milestones as specified in the contracts.

     At the end of the initial period, the customer, at its option, may extend the use of the mat systems. Revenues related to the extension period are quoted either on a day-rate basis or at a fixed price and are recognized ratably over the agreed extension period. Revenues for services provided to customers at agreed upon hourly or daily rates are recognized when the services are performed. The services typically provided to our customers at agreed upon hourly or daily rates include site assessment and regulatory compliance.

     All reimbursements by customers of shipping and handling costs are included in revenues. Shipping and handling costs are included in cost of services provided in the income statement.

Note 3 — Earnings Per Share

     The following table presents the reconciliation of the numerator and denominator for calculating earnings per share in accordance with the disclosure requirements of Financial Accounting Standards (FAS) 128 (in thousands, except per share amounts).

	Three Months Ended June 30,
	2004	2003
Income applicable to common and common equivalent shares	$1,342	$1,774

Weighted average number of common shares outstanding	83,820	79,478
Add:
Net effect of dilutive stock options and warrants	242	192

Adjusted weighted average number of common shares outstanding	84,062	79,670

Basic and diluted income applicable to common and common equivalent shares	$.02	$.02

	Six Months Ended June 30,
	2004	2003
Income applicable to common and common equivalent shares	$2,757	$2,998

Weighted average number of common shares outstanding	83,361	78,611
Add:
Net effect of dilutive stock options and warrants	196	117

Adjusted weighted average number of common shares outstanding	83,557	78,728

Basic and diluted income applicable to common and common equivalent shares	$.03	$.04

     Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. For the three months and six months ended June 30, 2004, Newpark had dilutive stock options and warrants of approximately 1.9 million shares and 2.0 million shares, respectively, which were assumed to be exercised using the treasury stock method. For the three months and six months ended June 30, 2003, Newpark had dilutive stock options and warrants of approximately 2.1 million shares and 654,000 shares, respectively, which were assumed to be exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods.

     Options and warrants to purchase a total of approximately 7.8 million shares and 8.0 million shares of common stock were outstanding during the three months and six months ended June 30, 2004, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive. Options and warrants to purchase a total of approximately 9.0 million shares and 10.3 million shares of common stock were outstanding during the three months and six months ended June 30, 2003, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.

     The net effect of the assumed conversion of preferred stock through the date of repurchase or conversion has been excluded from the computation of diluted income per share for all periods presented because the effect would be anti-dilutive.

Note 4 — Preferred Stock

     In January 2004, the holder of Series B Preferred Stock exercised its right to convert a total of 40,000 shares of the Series B Preferred Stock into common stock. The converted shares of Series B Preferred Stock had a total stated value of $10.0 million. In this conversion, Newpark issued a total of 2.6 million shares of its common stock, valued at the conversion price of $3.804, and cancelled the 40,000 shares of Series B Preferred Stock.

Note 5 — Stock-Based Compensation

     At June 30, 2004, Newpark maintained six stock-based compensation plans, including four stock option plans, a deferred compensation plan and a long-term incentive plan. Newpark applies Accounting Principles Board Opinion 25 (“APB 25”) and related Interpretations in accounting for its stock-based compensation plans. In accordance with this guidance, no compensation cost has been recognized for Newpark’s stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Compensation expense is recorded for Newpark’s deferred compensation plan and long-term incentive plan. Had compensation costs for all of Newpark’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS No. 123, Newpark’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,
(In thousands, except per share data)	2004	2003
Income applicable to common and common equivalent shares:
As reported	$1,342	$1,774
Add recorded stock compensation expense, net of related taxes	51	50
Deduct stock based employee compensation expense determined under fair value based method for all awards, net of related taxes	(421)	(587)

Proforma	$972	$1,237

Net income per share:
Basic:
As reported	$.02	$.02

Proforma	$.01	$.02

Diluted:
As reported	$.02	$.02

Proforma	$.01	$.02

	Six Months Ended June 30,
(In thousands, except per share data)	2004	2003
Income applicable to common and common equivalent shares:
As reported	$2,757	$2,998
Add recorded stock compensation expense, net of related taxes	103	78
Deduct stock based employee compensation expense determined under fair value based method for all awards, net of related taxes	(849)	(1,134)

Proforma	$2,011	$1,942

Net income per share:
Basic:
As reported	$.03	$.04

Proforma	$.02	$.02

Diluted:
As reported	$.03	$.04

Proforma	$.02	$.02

Note 6 — Accounts Receivable

     Included in accounts receivable at June 30, 2004 and December 31, 2003 are:

	June 30,	December 31,
(in thousands)	2004	2003
Trade receivables	$91,141	$89,801
Unbilled revenues	9,411	13,067

Gross trade receivables	100,552	102,868
Allowance for doubtful accounts	(2,983)	(2,920)

Net trade receivables	$97,569	$99,948

Note 7 — Inventory

     Newpark’s inventory consisted of the following items at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
(in thousands)	2004	2003
Finished goods:
Composite mats	$15,177	$21,307
Raw materials and components:
Drilling fluids raw material and components	55,028	47,856
Logs	1,387	3,982
Supplies	280	308
Other	1,026	1,393

Total raw materials and components	57,721	53,539

Total inventory	$72,898	$74,846

Note 8 — Long-Term Debt

     As of June 30, 2004, Newpark had outstanding $125 million of unsecured senior subordinated notes (the “Notes”) which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on June 15 and December 15 (see Note 11).

     On February 25, 2004, Newpark’s bank credit facility was amended, restated and converted into an asset-based lending facility (the “New Credit Facility”). The New Credit Facility matures on February 25, 2007. Under the New Credit Facility, Newpark can borrow up to $85 million in the form of $15 million in term debt and $70 million in revolving debt. At June 30, 2004, $14.0 million was outstanding under the term portion of the New Credit Facility. Availability under the revolving portion of the New Credit Facility is based on a percentage of Newpark’s eligible consolidated accounts receivable and inventory as defined in the New Credit Facility. At June 30, 2004, total availability under the revolving portion of the New Credit Facility was $51.2 million. At June 30, 2004, $13.4 million in letters of credit were issued and outstanding and $22.5 million was outstanding under the revolving portion of the New Credit Facility, leaving $15.3 million of availability under the revolving portion of the New Credit Facility at that date. The New Credit Facility bears interest at either a specified prime rate (4.25% at June 30, 2004), or the LIBOR rate (1.59% at June 30, 2004), in each case plus a spread determined quarterly based upon a fixed charge coverage ratio. The weighted average interest rates on the outstanding balances under the respective credit facilities for the three months ended June 30, 2004 and 2003 were 4.29% and 5.63%, respectively. The weighted average interest rates on the outstanding balances under the respective credit facilities for the six months ended June 30, 2004 and 2003 were 4.67% and 5.83%, respectively.

     The New Credit Facility is secured by substantially all domestic assets of Newpark and its domestic subsidiaries. The New Credit Facility contains a fixed charge coverage ratio covenant and a tangible net worth covenant. We were in compliance with all covenants as of June 30, 2004.

Note 9 — New Accounting Standards

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

     Management has completed its assessment of the impact of FIN 46 on the reporting for Newpark’s two variable interest entities. These variable interest entities consist of a 49% interest in a joint venture with the leading producer of wooden mats (“MOCTX”) and a 49% interest in the Loma Company, LLC (“LOMA”), the producer of DuraBase™ composite mats. Based on management’s assessments, it was determined that the Company is not the primary beneficiary of MOCTX and thus Newpark continues to account for this investment under the equity method. Newpark issued a guaranty for certain debt obligations of MOCTX. The amount of this guaranty as of June 30, 2004 was $5.3 million.

     Based on management’s assessments, it was determined that the Company is the primary beneficiary of LOMA. However, Newpark continues to account for its 49% investment in LOMA under the equity method because LOMA’s financial position and results of operations are not material to the consolidated financial statements of the Company. In addition, due to the ongoing dispute and pricing litigation discussed in Note 12, Newpark currently does not have access to and has been unable to obtain current and reliable financial information as of and for the period ended June 30, 2004. Based on the latest available financial information on LOMA, which is as of December 31, 2003, LOMA would have represented less than 2% of Newpark’s consolidated total assets as of December 31, 2003. Substantially all of the operating activity of LOMA is with Newpark or one of its wholly-owned subsidiaries and this activity would be eliminated in consolidation. Newpark’s investment in and advances to LOMA as of June 30, 2004 was

$11.4 million, including $10.2 million in receivables recorded in connection with the recent judgment in our pricing dispute (see Note 13).

     Newpark has issued a guaranty of certain debt obligations of LOMA. This guaranty is backed by a letter of credit. The amount of this guaranty as of June 30, 2004 was $7.1 million. The LOMA plant suspended production in May 2003 and has not resumed operations. The ability of LOMA to continue to repay its debt obligations is dependent upon sales of composite mats. In order to allow LOMA to service its debt, Newpark has agreed to purchase LOMA’s remaining mat inventory during 2004. Should an increase in Newpark’s composite mat sales not occur, LOMA would not restart production and may seek several alternatives to continue to support its debt service requirements. These alternatives could include, among others, new equity infusions from the partners or additional third-party financing. If additional capital could not be obtained, Newpark’s guarantee may be called upon to fulfill LOMA’s debt obligation.

Note 10 — Segment Data

     Effective January 1, 2004, Newpark implemented a financial reporting change in its Canadian operations. As a result of this change, the operating results for the environmental services business unit in Canada are now reported as a component of the E&P waste disposal segment, rather than as a component of the fluids sales and engineering segment. In addition, a portion of the operating costs of the Canadian business unit are now reported as a component of G&A expenses. All segment information for the prior periods has been restated to reflect these reporting changes. Summarized financial information concerning Newpark’s reportable segments is shown in the following table (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2004	2003	$	%
Revenues by segment:
Fluids sales & engineering	$58,358	$50,978	$7,380	15%
E&P waste disposal	15,076	15,822	(746)	(5)
Mat & integrated services	31,199	25,582	5,617	22

Total revenues	$104,633	$92,382	$12,251	13%

Operating income by segment:
Fluids sales & engineering	$2,481	$2,970	$(489)	(17)%
E&P waste disposal	1,561	3,174	(1,613)	(51)
Mat & integrated services	3,495	1,702	1,793	105

Total by segment	7,537	7,846	(309)	(4)
General and administrative expenses	2,419	980	1,439	147

Total operating income	$5,118	$6,866	$(1,748)	(26)%

	Six Months Ended June 30,		Increase/(Decrease)
	2004	2003	$	%
Revenues by segment:
Fluids sales & engineering	$124,593	$101,500	$23,093	23%
E&P waste disposal	32,256	32,394	(138)	0
Mat & integrated services	52,093	49,065	3,028	6

Total revenues	$208,942	$182,959	$25,983	14%

Operating income by segment:
Fluids sales & engineering	$8,800	$5,875	$2,925	50%
E&P waste disposal	4,369	5,782	(1,413)	(24)
Mat & integrated services	3,064	3,356	(292)	(9)

Total by segment	16,233	15,013	1,220	8
General and administrative expenses	4,871	2,266	2,605	115

Total operating income	$11,362	$12,747	$(1,385)	(11)%

The figures above are shown net of intersegment transfers.

Note 11 – Unaudited Condensed Consolidating Financial Information

     The unsecured senior subordinated notes are fully and unconditionally guaranteed, on a joint and several basis by certain wholly-owned subsidiaries of Newpark (collectively “Guarantor Subsidiaries” and individually “Guarantor”). Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the New Credit Facility. Each guarantee also ranks pari passu with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. The net proceeds from the issuance of the Notes were used by Newpark to repay all outstanding revolving indebtedness and for general corporate purposes, including working capital, capital expenditures and acquisitions of businesses.

     The following condensed consolidating balance sheets as of June 30, 2004 and December 31, 2003, the condensed consolidating statements of income for the three months and six months ended June 30, 2004 and 2003 and the condensed consolidating statements of cash flows for the six months ended June 30, 2004 and 2003, should be read in conjunction with the notes to these consolidated financial statements:

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2004
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$2,842	$(1,340)	$6,464	$—	$7,966
Accounts receivable, net	—	75,670	23,553	(1,654)	97,569
Inventories	—	56,939	15,959	—	72,898
Other current assets	15,177	8,622	6,106	—	29,905

Total current assets	18,019	139,891	52,082	(1,654)	208,338
Investment in subsidiaries	430,525	—	—	(430,525)	—
Property and equipment, net	1,759	190,881	5,104	—	197,744
Goodwill	—	95,114	19,439	—	114,553
Identifiable intangibles,net	—	11,716	2,592	—	14,308
Other assets, net	28,105	14,280	736	(16,792)	26,329

Total assets	$478,408	$451,882	$79,953	$(448,971)	$561,272

Current liabilities:
Foreign bank lines of credit	$—	$—	$12,482	$—	$12,482
Current portion of long-term debt	—	3,253	13	—	3,266
Accounts payable	1,124	19,496	13,289	(1,654)	32,255
Accrued liabilities	3,750	15,085	10,154	—	28,989

Total current liabilities	4,874	37,834	35,938	(1,654)	76,992

Long-term debt	160,949	4,449	17,860	(16,792)	166,466
Other liabilities	134	—	2,690	—	2,824
Preferred stock	20,000	—	—	—	20,000
Common stock	838	807	12,678	(13,485)	838
Paid-in capital	401,360	415,804	8,886	(424,690)	401,360
Unearned restricted stock	(637)	—	—	—	(637)
Cumulative translation adjustment	—	—	2,539	—	2,539
Retained deficit	(109,110)	(7,012)	(638)	7,650	(109,110)

Total stockholders’ equity	312,451	409,599	23,465	(430,525)	314,990

Total liabilities and equity	$478,408	$451,882	$79,953	$(448,971)	$561,272

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2003
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$179	$(485)	$4,998	$—	$4,692
Restricted cash	8,029	—	—	—	8,029
Accounts receivable, net	—	70,446	32,536	(3,034)	99,948
Inventories	—	58,877	15,969	—	74,846
Other current assets	11,550	10,230	3,356	(2,500)	22,636

Total current assets	19,758	139,068	56,859	(5,534)	210,151
Investment in subsidiaries	425,449	—	—	(425,449)	—
Property and equipment, net	5,583	193,054	7,601	—	206,238
Goodwill	—	95,114	20,755	—	115,869
Identifiable intangibles,net	—	12,320	2,627	—	14,947
Other assets, net	40,048	6,065	(450)	(17,368)	28,295

Total assets	$490,838	$445,621	$87,392	$(448,351)	$575,500

Current liabilities:
Foreign bank lines of credit	$—	$—	$10,610	$—	$10,610
Current portion of long-term debt	—	3,259	—	—	3,259
Accounts payable	534	24,048	18,931	(3,034)	40,479
Accrued liabilities	3,742	10,787	9,865	(2,500)	21,894

Total current liabilities	4,276	38,094	39,406	(5,534)	76,242

Long-term debt	177,500	1,018	16,841	(11,759)	183,600
Other liabilities	134	(645)	2,783	(575)	1,697
Preferred stock	30,000	—	—	—	30,000
Common stock	811	2,613	12,670	(15,283)	811
Paid-in capital	390,788	425,504	22,116	(447,620)	390,788
Unearned restricted stock	(803)	—	—	—	(803)
Cumulative translation adjustment	—	—	5,033	—	5,033
Retained deficit	(111,868)	(20,963)	(11,457)	32,420	(111,868)

Total stockholders’ equity	308,928	407,154	28,362	(430,483)	313,961

Total liabilities and equity	$490,838	$445,621	$87,392	$(448,351)	$575,500

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2004
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$90,102	$14,531	$—	$104,633
Cost of revenues	—	81,576	15,520	—	97,096

Gross profit	—	8,526	(989)	—	7,537
General and administrative expense	2,258	—	161	—	2,419

Operating income (loss)	(2,258)	8,526	(1,150)	—	5,118
Other (income) expense	(824)	(169)	11		(982)
Interest expense	3,329	99	124		3,552

Income (loss) before income taxes	(4,763)	8,596	(1,285)	—	2,548
Income taxes (benefit)	(1,668)	3,227	(578)	—	981
Equity in earnings of subsidiaries	4,662	—	—	(4,662)	—

Net income	$1,567	$5,369	$(707)	$(4,662)	$1,567

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2003
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$69,529	$22,853	$—	$92,382
Cost of revenues	—	63,367	21,169	—	84,536

Gross profit	—	6,162	1,684	—	7,846
General and administrative expense	911	—	69	—	980

Operating income (loss)	(911)	6,162	1,615	—	6,866
Other (income) expense	(52)	(7)	(544)	—	(603)
Interest expense	3,686	133	82	—	3,901

Income (loss) before income taxes	(4,545)	6,036	2,077	—	3,568
Income taxes (benefit)	(1,727)	2,150	934	—	1357
Equity in earnings of subsidiaries	5,029	—	—	(5,029)	—

Net income	$2,211	$3,886	$1,143	$(5,029)	$2,211

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$169,155	$39,786	$—	$208,942
Cost of revenues	—	155,219	37,490	—	192,709

Gross profit	—	13,936	2,296	—	16,233
General and administrative expense	4,588	—	282	—	4,871

Operating income (loss)	(4,588)	13,936	2,014	—	11,362
Other (income) expense	(856)	(233)	95	—	(995)
Interest expense	6,726	233	165	—	7,124

Income (loss) before income taxes	(10,458)	13,936	1,754	—	5,233
Income taxes (benefit)	(3,660)	4,859	789	—	1,988
Equity in earnings of subsidiaries	10,042	—	—	(10,042)	—

Net income	$3,245	$9,077	$965	$(10,042)	$3,245

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$140,565	$42,394	$—	$182,959
Cost of revenues	—	128,959	38,987	—	168,106

Gross profit	—	11,606	3,407	—	14,853
General and administrative expense	2,106	—	160	—	2,266

Operating income (loss)	(2,106)	11,606	3,247	—	12,747
Other (income) expense	(173)	(148)	(884)	—	(1,205)
Interest expense	7,176	350	167	—	7,693

Income (loss) before income taxes	(9,109)	11,404	3,964	—	6,259
Income taxes (benefit)	(3,416)	3,988	1,781	—	2,353
Equity in earnings of subsidiaries	9,599	—	—	(9,599)	—

Net income	$3,906	$7,416	$2,183	$(9,599)	$3,906

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(6,983)	$25,128	$(1,630)	$—	$16,515

Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(336)	(4,754)	(592)	—	(5,682)
Investments	19,484	(20,947)	1,463	—	—
Payments received on notes receivable	6,464	1,206	—	—	7,670

	25,612	(24,495)	871	—	1,988

Net cash provided by (used in) financing activities:
Net borrowings (payments on) lines of credit, notes payable and long-term debt	(15,995)	(1,613)	2,349	—	(15,259)
Other	30	—	—	—	30

	(15,965)	(1,613)	2,349	—	(15,229)

Net increase (decrease) in cash and cash equivalents Cash and cash equivalents:	2,664	(980)	1,590	—	3,274
Beginning of period	178	(360)	4,874	—	4,692

End of period	$2,842	$(1,340)	$6,464	$—	$7,966

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(7,957)	$17,545	$(2,982)	$—	$6,606

Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(1,196)	(10,197)	(1,342)	—	(12,735)
Investments	(328)	(4,325)	4,653	—	—
Payments received on notes receivable	—	1,339	—	—	1,339

	(1,524)	(13,183)	3,311	—	(11,396)

Net cash provided by (used in) financing activities:
Net borrowings (payments on) lines of credit, notes payable and long-term debt	9,000	(3,770)	248	—	5,478
Other	9	—	—	—	9

	9,009	(3,770)	248	—	5,487

Net increase (decrease) in cash and cash equivalents Cash and cash equivalents:	(472)	592	577	—	697
Beginning of period	472	242	2,011	—	2,725

End of period	$—	$834	$2,588	$—	$3,422

Note 12 – Legal and Other Matters

     As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, a Newpark subsidiary had filed suit against The Loma Company, LLC (Loma), the manufacturer of the composite mats rented and sold by the company, over a pricing dispute related to the products manufactured. A trial on the merits was held in November 2003 and filing of post-trial briefs was completed March 15, 2004.

     On May 13, 2004, the court ruled in Newpark’s favor. Newpark was awarded a judgment in the full amount of its complaint, and in addition, the court denied an attempt by OLS Consulting Services, Inc., which intervened in the action, to set aside the Exclusive License Agreement, under which Newpark has the sole right to the use and sale of the products manufactured by the defendant. From financial data available to the Company, it does not appear that Loma has adequate liquidity from which to satisfy the judgment in cash. Newpark has not yet decided on a course of action to satisfy its claim against Loma, however, we believe there is sufficient asset value within Loma to recover a portion of this judgment.

     In connection with the settlement of our pricing dispute with Loma in the second quarter of 2004, we recorded a receivable from Loma, totaling $10.2 million, net of an allowance of approximately $6.8 million. This receivable is included in other long-term assets as of June 30, 2004. The recorded value of the receivable is net of any allowances for amounts deemed to be uncollectible from Loma in the future. Net reductions to inventory and property, plant and equipment in the amount of $3.4 million and $5.2 million, respectively, were recorded in connection with the recording of this receivable. These reductions were made to reduce mat costs to the amounts determined by the court, as opposed to the original amounts invoiced.

     Also as previously reported in Newpark’s Annual Report on Form 10-K for the year ended December 31, 2003, in response to the filing of a lawsuit by Newpark Drilling Fluids, L.L.C., one of Newpark’s subsidiaries, certain of the individual defendants in the lawsuit filed stockholder derivative claims with respect to alleged misconduct as a cross-complaint to the lawsuit. A settlement of this litigation was reached through mediation on July 15, 2004. While the final settlement documents have not been executed as of the date of this report, we expect to recover our cumulative legal and other costs over the term of the settlement and will avoid related legal costs in future periods. Our cost to date has been $2.3 million, with $1.2 million and $907,000 reported in General and Administrative expense for the second quarter and first quarter of 2004, respectively.

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

Operating Environment and Recent Developments

     Our operating results depend in large measure on oil and gas drilling activity levels in the markets we serve, as well as on the depth of drilling, which governs the revenue potential of each well. These levels, in turn, depend on oil and gas commodities pricing, inventory levels and product demand. Rig count data is the most widely accepted indicator of drilling activity. Key average rig count data for the last six quarters is listed in the following table:

	1Q03	2Q03	3Q03	4Q03	1Q04	2Q04
U.S Rig Count	897	1,028	1,088	1,109	1,118	1,163
Gulf Coast market	218	225	228	222	217	222
Gulf Coast market to total	24.3%	21.9%	21.0%	20.1%	19.4%	19.1%
Canadian Rig Count	492	199	385	407	528	198

Source:	Baker Hughes Incorporated

Key Market Developments

     Our primary Gulf Coast oilfield market includes: (1) South Louisiana Land; (2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. In addition to our primary Gulf Coast Market, we operate in several other key markets, including Canada, the U.S. central region (including the U.S. mid-continent and U.S. Rocky Mountain regions), west Texas and areas surrounding the Mediterranean Sea. Revenues by key markets are as follows (dollars in millions):

	Three months ended June 30,
	2004		2003		2004 vs. 2003
	$	%	$	%	$	%
Gulf Coast Oilfield	$52.6	50%	$48.1	52%	$4.5	9%
Canada	6.4	6	12.6	14	(6.2)	(49)
U.S. Central	24.3	23	13.6	15	10.7	79
Mediterranean	7.5	7	10.1	11	(2.6)	(25)
Other	13.8	13	8.0	9	5.8	73

Total	$104.6	100%	$92.4	100%	$12.2	18%

	Six months ended June 30,
	2004		2003	2004 vs. 2003
	$	%	$	%	$	%
Gulf Coast Oilfield	$100.5	48%	$99.7	54%	$.8	1%
Canada	20.8	10	25.6	14	(4.8)	(19)
U.S. Central	48.3	23	25.5	14	22.8	89
Mediterranean	18.4	9	16.6	9	1.8	11
Other	20.9	10	15.6	9	5.3	34

Total	$208.9	100%	$183.0	100%	$25.9	14%

     Our primary Gulf Coast oilfield market accounted for approximately 50% of second quarter 2004 revenues, as compared to 52% of second quarter 2003 revenues. As recently as 1997, the Gulf Coast oilfield market accounted for 97% of total revenues. The decline in the percentage of Gulf Coast revenues is the result of growth in most other market revenues relative to flat Gulf Coast market activity in the comparable periods.

     The Canadian market accounted for approximately 6% of second quarter 2004 revenues, as compared to 14% of second quarter 2003 revenues. This year over year decline is principally related to adverse weather conditions in our Canadian market. While we always anticipate and forecast a second quarter seasonal decline in the Canadian market, this year’s weather related decline was extreme. Much of the drilling activity in Canada has historically been conducted when winter temperatures freeze the soil and stabilize it, allowing safe access. Quarterly fluctuations in the Canadian rig count generally reflect the seasonal nature of drilling activity related to these access issues.

     The U.S. Central region, composed of the U.S. Rocky Mountains, Oklahoma and West Texas, accounted for approximately 23% of second quarter 2004 revenues, as compared to 15% of second quarter 2003 revenues. Revenue growth in 2004 is primarily associated with the increase in rig activity and an increase in market share. The increase in market share is principally related to growing acceptance of our proprietary drilling fluids products.

     Our Mediterranean operations accounted for approximately 7% of second quarter 2004 revenues, as compared to 11% of second quarter 2003 revenues. The year over year decline in quarterly revenue for the Mediterranean operations is principally related to the effect of a decline in the U.S. dollar on Euro denominated contracts and the completion of several contracts. Beginning in 2004, we have focused the management of these operations on improving margins rather than increasing revenues. Accordingly, some low margin contracts have not been renewed in 2004.

Other Market Trends

     Current short-term industry forecasts suggest that we could see a slight increase in the number of rigs active in our primary Gulf Coast market, but this increase is expected to develop slowly as customers react to the changing risk profile of the market. In addition, any anticipated growth in rig counts is likely to be concentrated in the land market. The number of rigs active in the offshore and inland water Gulf Coast markets is not expected to increase due to a lack of available rigs, as many rigs have recently been mobilized to other markets. We anticipate continued revenue growth in the markets we serve, driven by increased market penetration of critical, deep water and geologically deeper wells. This market penetration is the result of our performance and continued success of new products, including our DeepDrill™ and FlexDrill™ families of products.

     Current long-term industry forecasts anticipate difficulty in meeting growing demand for natural gas, predicated upon improving economic conditions. In addition, current gas reserves are being depleted at a rate faster than replacement through current drilling activities. Many shallow fields in the Gulf Coast market have been heavily exploited. Improved economics and technology have increased the interest of producers to drill at greater depths to reach the larger gas reserves. We expect gas-drilling activity to be increasingly associated with deeper, more costly wells. We view this trend as favorable to demand for product offerings in all of our segments.

Results of Operations

     Effective January 1, 2004, we implemented a segment change in the financial reporting of our Canadian operations. As a result of this change, the operating results for the environmental services business unit in Canada are now included as a component of the E&P waste disposal segment, rather than within the fluids sales and engineering segment. In addition, a portion of the operating costs of the Canadian business unit are now reported as a component of G&A expenses. All segment information for the prior year has been restated to reflect these reporting changes. Summarized financial information concerning our reportable segments is shown in the following table (dollars in millions):

	Three Months Ended June 30,		Increase/(Decrease)
	2004	2003	$	%
Revenues by segment:
Fluids sales & engineering	$58.4	$51.0	$7.4	15%
E&P waste disposal	15.1	15.8	(.7)	(5)
Mat & integrated services	31.2	25.6	5.6	22

Total revenues	$104.7	$92.4	$12.3	13%

Operating income by segment:
Fluids sales & engineering	$2.5	$3.0	$(.5)	(17)%
E&P waste disposal	1.6	3.2	(1.6)	(51)
Mat & integrated services	3.5	1.7	1.8	105

Total by segment	7.6	7.9	(.3)	(4)
General and administrative expenses	2.4	1.0	1.4	147

Total operating income	$5.2	$6.9	$(1.7)	(26)%

	Six Months Ended June 30,		Increase/(Decrease)
	2004	2003	$	%
Revenues by segment:
Fluids sales & engineering	$124.6	$101.5	$23.1	23%
E&P waste disposal	32.3	32.4	(.1)	0
Mat & integrated services	52.1	49.1	3.0	6

Total revenues	$209.0	$183.0	$26.0	14%

Operating income by segment:
Fluids sales & engineering	$8.8	$5.9	$2.9	50%
E&P waste disposal	4.4	5.8	(1.4)	(24)
Mat & integrated services	3.1	3.4	(.3)	(9)

Total by segment	16.3	15.1	1.2	8
General and administrative expenses	4.9	2.3	2.6	115

Total operating income	$11.4	$12.8	$(1.4)	(11)%

The amounts above are shown net of intersegment transfers.

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Revenues

     Fluids Sales and Engineering: Total revenue by region for this segment was as follows for the three months ended June 30, 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$		%

Gulf Coast	$24.4	$20.3		$4.1	20%
U.S. Central	23.1	13.1		10.0	77
Canada	.9	6.0		(5.1)	(85)
Other	2.5	1.5		1.0	67

Total North American	50.9	40.9		10.0	25
Mediterranean	7.5	10.1		(2.6)	(26)

Total	$58.4	$51.0		$7.4	15%

     The average number of rigs we serviced in the North American market increased by 27%, from 124 in the second quarter of 2003 to 157 in the second quarter of 2004, as compared to a 13% increase in the North American rig count during the same periods. Average annual revenue per rig in the North American market remained relatively unchanged at approximately $1.2 million in the second quarter of 2004 and 2003.

     Revenue in our primary Gulf Coast market for the second quarter of 2004 increased $4.1 million, or 20%, as compared to the second quarter of 2003 in spite of the slight decline in the number of rigs active in this market. We have continued to improve our market position in key drilling fluid customer relationships in this market and believe that those customers will be increasingly active in the Gulf Coast market during the remainder of the year, though the total number of active rigs is not expected to increase significantly. Several key Gulf of Mexico projects have recently started for our customers, and we expect to see progress in this market during the remainder of 2004.

     Revenues in the U.S. Central region increased 77% in the second quarter of 2004, as compared to 2003. We serviced an average of 98 rigs in this region in the second quarter of 2004, as compared to 63 in the second quarter of 2003, an increase of 56%. The average number of rigs operating in this region increased 23%, from 378 rigs in the second quarter of 2003 to 464 in the second quarter of 2004. The difference between the increase in the number of rigs serviced in this region and the number of rigs active in the region reflects our market penetration. The difference between the increase in revenues and the increase in the number of rigs serviced in these markets also reflects the expansion of our product offerings in this market.

     Revenues in the Canadian market declined 85% during the quarter ended June 30, 2004, as compared to the second quarter of 2003, while rig activity in the Canadian market remained relatively flat period to period. The areas within Canada that we principally serviced experienced extreme weather-related declines as compared to the prior year and as compared to other areas in the Canadian market. We expect the normal seasonal recovery to occur in this market during the remainder of 2004.

     Revenues in the Mediterranean market declined 26% during the quarter ended June 30, 2004, as compared to the second quarter of 2003. This year over year decline in quarterly revenue is principally related to the effect of a decline in the U.S. dollar on Euro denominated contracts and the completion of several contracts. Beginning in 2004, we have focused the management of these operations on improving margins rather than increasing revenues. Accordingly, some low margin contracts have not been renewed in 2004.

     E&P Waste Disposal: Total revenue for this segment consists of the following for the three months ended June 30, 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$	%
E&P Waste Gulf Coast	$10.0	$12.0	$(2.0)	(17)%
E&P Waste Non-Gulf Coast	4.0	2.8	1.2	43
NORM	.6	.5	.1	20
Industrial	.5	.5	–	–

Total	$15.1	$15.8	$(.7)	(5)%

     E&P waste Gulf Coast revenues declined $2.0 million, or 17%, on an 8% decline in waste volumes received and a decline in the average revenue per barrel resulting from a change in mix of waste received. During the second quarter of 2004, we received 849,000 barrels of E&P waste in the Gulf Coast market, compared to 923,000 barrels in the comparable period in 2003. A majority of the decline in barrels received was in the offshore and inland water markets due to a decline in the number of active rigs in these premium-priced markets. The average revenue per barrel in the Gulf Coast market declined 7%, to $11.64, as compared to an average of $12.48 in 2003. We believe that improvement in the Gulf Coast E&P waste market will likely trail other business segments because its results are more closely tied to Gulf Coast rig activity, which is not expected to increase significantly during 2004.

     The decline in Gulf Coast revenues was partially offset by increases in revenue within the western Canadian market and the start-up of operations serving Wyoming’s Jonah-Pinedale trend, which began operations in early 2003. Near term growth is expected to continue to come from these newer markets.

     Mat and Integrated Services: Total revenue for this segment consists of the following for the three months ended June 30, 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$	%
Installation	$4.2	$4.1	$.1	2%
Re-rental	1.1	2.3	(1.2)	(52)

Total U.S. mat rental	5.3	6.4	(1.1)	(17)
Integrated services and other	13.7	11.5	2.2	19
Canadian operations	2.8	4.3	(1.5)	(35)
Composite mat sales	9.4	3.4	6.0	176

Total	$31.2	$25.6	$5.6	22%

     Mat rental volume for the second quarter of 2004 totaled 4.7 million square feet at an average price of $1.04 per square foot. This compares to 4.3 million square feet at an average of $0.97 per square foot in the second quarter of 2003. We anticipate a further increase in non-oilfield volume during the remainder of the year, based on customer indications of planned projects. The non-oilfield rental market is premium-priced and carries high incremental margins that should contribute to further improvement in average pricing and results for the mat segment in the third quarter. We will continue to pursue the non-oilfield rental markets as opportunities arise in those markets, such as the recent introduction of the rental concept in Mexico.

     Integrated services and other revenues, our lowest-margin business unit for this segment, includes a comprehensive range of environmental services necessary for our customers’ oil and gas exploration and production activities. These revenues also include the operations of our sawmill in Batson, Texas. The level of these revenues is often project driven.

     During 2003 we transitioned our Canadian mat operations to a sales organization for wooden and composite mats. All of the Canadian revenue for the second quarter of 2004 was related to sales of wooden and composite mats, while revenue for the second quarter of 2003 included rental and sales revenues. Through this transition, the operating expenses of the Canadian mat operations have been significantly reduced.

     During the second quarter of 2004, we sold approximately 5,500 composite mats, resulting in $9.4 million in revenues, as compared to $3.4 million of revenue on approximately 2,200 mats sold in the second quarter of 2003. Based on market data gathered in 2003 and 2004, we believe there is a significant rental opportunity in support of expanding exploration and development activity in Mexico. As a result, we started a new business unit in that country in the first quarter. We are the majority owner of the business with the Mexican principals who are assisting us in development of the market holding a minority stake.

Operating Income

     Fluids Sales and Engineering: Operating income for this segment declined $489,000 in the second quarter of 2004 on a $7.4 million increase in revenues, as compared to the second quarter of 2003. The operating margin for this segment in the second quarter of 2004 was 4.3%, as compared to 5.8% in the second quarter of 2003. The decline in operating margin was primarily attributable to the significant decline in Canadian revenue related to severe weather conditions. The decline in Canadian margins was not fully offset by improvements in the U.S. central region and U.S. Gulf Coast region income.

     As noted above, we anticipate an increase in the number of rigs serviced in the Gulf of Mexico market during the remainder of 2004, as awarded projects begin. This market represents the premium-priced business for this segment. We expect to see margin improvement in our Gulf Coast operations throughout the remainder of 2004 as we continue to penetrate the offshore Gulf of Mexico market and gain wider customer acceptance of our higher-margin premium products such as our DeepDrill™ and FlexDrill™ family of products. In addition, we expect margins to improve in this segment for the remainder of 2004 due to the normal seasonal recovery of the Canadian market.

     E&P Waste Disposal: Waste disposal operating income declined $1.6 million in the second quarter of 2004 on a $746,000 decline in revenues, as compared to the second quarter of 2003. Contribution increases from non-Gulf Coast markets did not fully offset the volume-related decline in the premium-priced Gulf Coast oilfield market. In addition, fuel and transportation expenses increased significantly in the second quarter of 2004 as compared to the prior year.

     Mat and Integrated Services: Mat and integrated services operating income increased $1.8 million in the second quarter of 2004 on a $5.6 million increase in revenues, as compared to the second quarter of 2003. Most of the increase in operating income is attributable to the significant increase in composite mat sales in 2004. Consistent with our experience since the third quarter of 2003, we believe that rental pricing will continue to improve over the remainder of 2004 as a result of continued reductions in mat inventories servicing the oilfield market and continued growth in the premium-priced non-oilfield markets.

General and Administrative Expense

     General and administrative expense increased $1.4 million to approximately $2.4 million in the first six months of 2004, as compared to the same period in 2003. Approximately $1.2 million of the increase is related to the cost of litigation which has recently been settled. In addition, general and administrative expenses have increased as a result of new corporate governance and compliance related expenses.

Foreign Currency Exchange Gains

     Net foreign currency losses totaled $34,000 in the second quarter of 2004 as compared to net foreign currency gains of $496,000 in 2003. The principal components of foreign currency gains in the prior year were realized and unrealized gains on short-term intercompany payable balances of our Canadian operations due to the significant decline in the U.S. dollar against the Canadian dollar in 2003. These intercompany balances are denominated in U.S. dollars. In the second quarter of 2004, the net foreign currency losses were primarily associated with strengthening of the U.S. dollar against the Canadian dollar and the associated impact on these same intercompany balances.

Interest Income

     Interest income totaled $1.0 million in the second quarter of 2004, as compared to $107,000 in the second quarter of 2003. During the second quarter we collected the entire balance owed on a fully-secured note receivable in connection with the 1996 sale of a former shipyard operation. The payment included all interest accruable on the note receivable. We had ceased accrual on the note receivable in January 2003 due to the financial condition of the operator. Included in interest income for the quarter ended June 30, 2004 is $823,000 of previously unaccrued interest related to the note receivable.

Interest Expense

     Interest expense of $3.6 million declined $329,000 from the prior year amount of $3.9 million. The decline is principally related to lower total costs of our revolving credit facility. During the first quarter of 2004 we completed the restructuring of our bank credit facility, which reduced the effective interest rate on our revolving facility by approximately one percentage point.

Provision for Income Taxes

     For the quarter ended June 30, 2004, we recorded an income tax provision of $1.0 million, reflecting an income tax rate of 37.5%. For the quarter ended June 30, 2003, we recorded an income tax provision of $996,000, reflecting an income tax rate of 37.0%.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues

     Fluids Sales and Engineering: Total revenue by region for this segment was as follows for the six months ended June 30, 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$	%
Gulf Coast	$47.0	$42.8	$4.2	10%
U.S. Central	45.7	24.4	21.3	87
Canada	9.7	15.3	(5.6)	(37)
Other	3.8	2.5	1.3	52

Total North American	106.2	85.0	21.2	25
Mediterranean	18.4	16.5	1.9	12

Total	$124.6	$101.5	$23.1	23%

     The average number of rigs we serviced in the North American market increased by 16%, from 139 in the first six months of 2003 to 161 in the first six months of 2004.

Average annual revenue per rig in the North American market remained relatively unchanged at approximately $1.2 million for the first six months of 2004 and 2003.

     Revenue in our primary Gulf Coast market for the first six months of 2004 increased $4.2 million, or 10%, as compared to the first six months of 2003, in spite of the slight decline in the number of rigs active in this market, as a result of increased market penetration. Most of this increase occurred in the second quarter of 2004.

     Revenues in the U.S. Central region increased 87% in the first six months of 2004 as compared to 2003. We serviced an average of 92 rigs in this region in the first six months of 2004, as compared to 57 in the first six months of 2003, an increase of 61%. The average number of rigs operating in this region increased 32%, from 344 rigs in the first six months of 2003 to 453 in the first six months of 2004. The difference between the increase in the number of rigs serviced in this region and the number of rigs active in the region reflects our market penetration. The difference between the increase in revenues and the increase in the number of rigs serviced in these markets also reflects the expansion of our product offerings in this market.

     Revenues in the Canadian market declined 37% during the first six months of 2004, as compared to the first six months of 2003 while rig activity in the Canadian market increased 5% period to period. The areas within Canada that we principally serviced experienced extreme weather-related declines as compared to the prior year and as compared to other areas in the Canadian market.

     Growth in the Mediterranean market for the first six months was principally related to new contracts entered into in 2003, most of which ended during the second quarter of 2004. Offsetting this increase was the effect of a decline in the U.S. dollar on Euro denominated contracts.

     E&P Waste Disposal: Total revenue for this segment consists of the following for the six months ended June 30, 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$	%
E&P Waste Gulf Coast	$19.9	$24.0	$(4.1)	(17)%
E&P Waste Non-Gulf Coast	9.5	6.7	2.8	42
NORM	1.2	.7	.5	71
Industrial	1.7	1.0	.7	70

Total	$32.3	$32.4	$(.1)	0%

     E&P waste Gulf Coast revenues declined $4.1 million, or 17%, on a 9% decline in waste volumes received and a decline in the average revenue per barrel resulting from a change in mix of waste received. During the first six months of 2004, we received 1,624,000 barrels of E&P waste in the Gulf Coast market, compared to 1,786,000 barrels in the comparable period in 2003. The average revenue per barrel in the Gulf Coast market declined 2%, to $11.87, as compared to an average of $12.07 in 2003.

     The decline in Gulf Coast revenues was offset by increases in revenue within the western Canadian market and the start-up of operations serving Wyoming’s Jonah-Pinedale trend, which began operations in early 2003. Our industrial disposal revenue also contributed to the increase in segment revenue. The increase in industrial revenues was principally due to disposal of waste received in connection with a special project for one customer during the first quarter of 2004, which did recur.

     Mat and Integrated Services: Total revenue for this segment consists of the following for the six months ended June 30, 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$	%
Installation	$8.8	$9.7	$(.9)	(9)%
Re-rental	2.9	4.3	(1.4)	(33)

Total Gulf Coast mat rental	11.7	14.0	(2.3)	(16)
Integrated services and other	23.9	23.2	.7	3
Canadian operations	4.2	4.8	(.6)	(13)
Composite mat sales	12.3	7.1	5.2	73

Total	$52.1	$49.1	$3.0	6%

     Mat rental volume for the first six months of 2004 totaled 9.1 million square feet at an average price of $0.94 per square foot. This compares to 9.1 million square feet at an average of $1.04 per square foot in the first six months of 2003, The first quarter of 2003 benefited from several large projects that did not recur in the remainder of 2003.

     During 2003 we transitioned our Canadian mat operations to a sales organization for wooden and composite mats. All of the Canadian revenue for the first six months of 2004 was related to sales of wooden and composite mats, while revenue for the first six months of 2003 included rental and sales revenues.

     During the first six months of 2004, we sold approximately 7,700 composite mats, resulting in $12.3 million in revenues, as compared to $7.1 million of revenue on approximately 3,800 mats sold in the first six months of 2003. Included in composite mat sales in the first six months of 2003 were the sale of 4,100 Bravo™ Mats for a total of $520,000.

Operating Income

     Fluids Sales and Engineering: Operating income for this segment increased $2.9 million in the first six months of 2004 on a $23.1 million increase in revenues, as compared to the first six months of 2003. The operating margin for this segment in the first six months of 2004 was 7.1%, as compared to 5.8% in the first six months of 2003. The increase in operating margin was primarily attributable to significant growth in the U.S. central region. Partially offsetting the impact of revenue growth in this region was the significant decline in Canadian revenue related to severe weather conditions in the second quarter of 2004 and revenue growth in our Mediterranean operations. The Mediterranean operations have traditionally experienced lower margins as the acquired customer base has been associated with lower-margin contracts.

     E&P Waste Disposal: Waste disposal operating income declined $1.4 million in the first six months of 2004 on a $138,000 decline in revenues, as compared to the first six months of 2003. Contribution increases from non-Gulf Coast markets did not fully offset the volume-related decline in the premium-priced Gulf Coast oilfield market. In addition, fuel and transportation expenses increased significantly in the second quarter of 2004 as compared to the prior year.

     Mat and Integrated Services: Mat and integrated services operating income declined $292,000 in the first six months of 2004 on a $3.0 million increase in revenues, as compared to the first six months of 2003. The decline in operating income in relation to the increase in revenues reflects the impact of reduced pricing in the oilfield rental market due to several large projects in first quarter of 2003 that did not recur in 2004. Increases in the sales of composite mats did not fully offset this impact.

General and Administrative Expense

     General and administrative expense increased $2.6 million to approximately $4.9 million in the first six months of 2004, as compared to the same period in 2003. Approximately $2.3 million of the increase is related to the cost of litigation which has recently been settled. In addition, general and administrative expense has increased as a result of new corporate governance and compliance related expenses.

Foreign Currency Exchange Gains

     Net foreign currency losses totaled $142,000 in the first six months of 2004 as compared to net foreign currency gains of $773,000 in 2003. The principal components of foreign currency gains in the prior year were realized and unrealized gains on short-term intercompany payable balances of our Canadian operations due to the significant decline in the U.S. dollar against the Canadian dollar in 2003. These intercompany balances are denominated in U.S. dollars. In the first six months of 2004, the net foreign currency losses were primarily associated with strengthening of the U.S. dollar against the Canadian dollar and the associated impact on these same intercompany balances.

Interest Income

     Interest income totaled $1.1 million in the first six months of 2004, as compared to $432,000 in the second quarter of 2003. During the second quarter we collected the entire balance owed on a note receivable in connection with the 1996 sale of a former shipyard operation. The payment included all interest accruable on the note receivable. We had ceased accrual on the note receivable in January 2003 due to the financial condition of the operator. Included in interest income for the six months ended June 30, 2004 is $823,000 of previously unaccrued interest related to the note receivable.

Interest Expense

     Interest expense of $7.1 million declined $569,000 from the prior year amount of $7.7 million. The decline is principally related to lower total cost of our revolving credit facility. During the first quarter of 2004 we completed the restructuring of our bank credit facility, which reduced the effective interest rate on our revolving facility by approximately one percent.

Provision for Income Taxes

     For the six months ended June 30, 2004, we recorded an income tax provision of $2.0 million, reflecting an income tax rate of 38%. For the six months ended June 30, 2003, we recorded an income tax provision of $2.4 million, reflecting an income tax rate of 38%.

Liquidity and Capital Resources

     Our working capital position was as follows at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
Working Capital (000’s)	$131,346	$133,909
Current Ratio	2.71	2.76

     During the first six months of 2004, our working capital position declined by $2.6 million. This decline included the effect of an $8.0 million reduction in restricted cash which had been used to secure a letter of credit obligation at December 31, 2003. In March 2004, this restricted cash was used to pay down our revolving credit facility due to the removal of the requirement to secure the letter of credit obligation. Net of the effect of the restricted cash item, working capital increased by $5.5 million, with most of this growth associated with an increase in current deferred tax assets and prepaid and other assets. In spite of the significant revenue growth both inventory and accounts receivable declined during the first six months of 2004.

     As a result of a favorable judgment in our pricing dispute litigation with the manufacturing facility for our composite mats (“LOMA”), we reduced the carrying value of our composite mat inventory by $3.4 million. LOMA is currently not producing mats due to low demand, and we have reduced the number of planned purchases of composite mats in 2004 to approximately 2,500 units, equal to the remaining inventory held by LOMA. Purchases in 2004 will be timed to meet LOMA’s cash flow requirements until its inventory on hand is exhausted. With this decline in purchases, along with anticipated composite mat sales in 2004, we expect to continue to reduce the level of composite mat inventory by the end of 2004. The decline in composite mat inventory was partially offset by an increase in drilling fluids raw materials and components as a result of actual and anticipated increased revenues for this business segment.

     Net trade accounts receivable declined $2.4 million during the first six months of 2004 on a $10.0 million increase in revenues from the fourth quarter of 2003. During the first six months of 2004, days sales in receivables declined by 10 days to 88 days, from 98 days in the fourth quarter of 2003. We continue to monitor our accounts receivable positions and we have made working capital management a primary focus for our management.

     We anticipate that our working capital requirements for 2004 will increase as a result of the expected improvement in revenue. Some of this expected increase in working capital requirements should be offset by our continued focus on improving our collection cycle and anticipated reductions in composite mat inventory. If market conditions improve in 2004 as anticipated, we will likely have to supplement our operating cash flows with borrowings under our credit facility to fund the resulting increase in working capital. We believe we have adequate capacity under our credit facility to meet these anticipated working capital needs.

     Cash generated from operations during the first six months of 2004 totaled $16.5 million, including the effects of the $8.0 million restricted cash investment discussed above. This cash, along with $7.7 million of collections on notes receivable, principally from the collection of a $6.3 million note receivable related to the 1996 sale of a former shipyard operation, was used to fund net capital expenditures of $5.7 million and net payments on debt obligations of $15.3 million, excluding the $8.0 million payment on debt from the receipt of restricted cash. We anticipate that 2004 capital expenditures will be below 2004 depreciation and that we will fund capital expenditures with cash generated from operations. The majority of the remaining amounts of 2004 capital improvements are expected to be used principally to expand drilling fluids and environmental service capacity in growing markets as and when needed and will be adjusted depending on market conditions, our operating cash flows and other available cash resources.

     Our long term capitalization was as follows (in thousands):

	June 30,	December 31,
	2004	2003
Long-term debt:
Credit facility	$36,505	$52,500
Senior subordinated notes	125,000	125,000
Other	4,961	6,100

Total long-term debt	166,466	183,600
Stockholders’ equity	314,990	313,961

Total capitalization	$481,456	$497,561

Long-term debt to long-term capitalization	34.6%	36.9%

     On February 25, 2004, our bank credit facility was amended, restated and converted into an asset-based lending facility (the “New Credit Facility”). The New Credit Facility matures on February 25, 2007. Under the New Credit Facility, we can borrow up to $85 million in the form of $15 million in term debt and $70 million in revolving debt. At June 30, 2004, $14 million was outstanding under the term portion of the New Credit Facility. Availability under the revolving portion of the New Credit Facility is based on a percentage of our eligible consolidated accounts receivable and inventory as defined in the New Credit Facility. At June 30, 2004, total availability under the revolving portion of the New Credit Facility was $51.2 million. At June 30, 2004, $13.4 million in letters of credit were issued and outstanding and $22.5 million was outstanding under the revolving portion of the New Credit Facility, leaving $15.3 million of availability under the revolving portion of the New Credit Facility at that date. The New Credit Facility bears interest at either a specified prime rate (4.25% at June 30, 2004), or the LIBOR rate (1.59% at June 30, 2004), in each case plus a spread determined quarterly based upon a fixed charge coverage ratio. The weighted average interest rates on the outstanding balances under the respective credit facilities for the three months ended June 30, 2004 and 2003 were 4.29% and 5.63%, respectively. The weighted average interest rates on the outstanding balances under the respective credit facilities for the six months ended June 30, 2004 and 2003 were 4.67% and 5.83%, respectively.

     The New Credit Facility is secured by substantially all our domestic assets. The New Credit Facility contains a fixed charge coverage ratio covenant and a tangible net worth covenant.

     As a result of the conversion of the prior credit facility to the New Credit Facility, we reduced the effective cost of outstanding borrowings by approximately one percent. In addition, the number of financial covenants was significantly reduced in the New Credit Facility. Due to consistently low operating results in 2003, financial covenants under the prior credit facility were modified on several occasions, resulting in additional fees. We believe that the structure of the New Credit Facility provides a better source of capital given our current operating environment.

     Ava, S.p.A (“Ava”), our European drilling fluids subsidiary maintains its own credit arrangements, consisting primarily of lines of credit with several banks, with the lines renewed on an annual basis. Advances under these credit arrangements are typically based on a percentage of Ava’s accounts receivable or firm contracts with certain customers. As of June 30, 2004, Ava had a total of $12.5 million outstanding under these facilities. We do not provide a corporate guaranty of Ava’s debt.

     With respect to off balance sheet liabilities, we lease most of our office and warehouse space, rolling stock and certain pieces of operating equipment under operating leases. We have issued a guaranty of certain debt obligations of the manufacturer of our composite mats (“LOMA”). This guaranty is backed by a letter of credit. The amount of this guaranty as of June 30, 2004 was $7.1 million.

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

     We have also issued a guaranty for certain debt obligations of a joint venture (“MOCTX”), which supplies a portion of our wooden mats on a day rate leasing basis. The amount of this guaranty as of June 30, 2004 was $5.3 million.

     Except as described in the preceding paragraphs, we are not aware of any material expenditures, significant balloon payments or other payments on long-term obligations or any other demands or commitments, including off-balance sheet items to be incurred within the next 12 months. Inflation has not materially impacted our revenues or income.

Critical Accounting Policies and Estimates.

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

     For additional discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2003. Following is a clarification of our revenue recognition policies included in that report. Our critical accounting policies have not changed materially since December 31, 2003.

     For the fluids sales and engineering segment, revenues, less allowances for product returns, are recognized for sales of drilling fluid materials upon shipment of the materials. Engineering and related services are provided to customers at agreed upon hourly or daily rates, and revenues are recognized when the services are performed. The reserve for estimated product returns is based on our historical experience of the percentage of returns, which in turn is based on the size and type of rig serviced and the nature of the products consumed by the customer. These percentages are periodically reviewed and updated and are applied to our drilling fluids product sales to determine the required reserve. Revisions to the return reserve are charged or credited to income in the period in which they occur.

     For the E&P waste disposal segment, revenues are recognized when we take title to the waste, which is upon receipt of the waste at our facility. All costs related to transporting and disposing of the waste received are accrued when that revenue is recognized.

     For the mat and integrated services segment, revenues for sales of wooden or composite mats are recognized when title passes to the customer, which is upon shipment or delivery, depending upon the terms of the underlying sales contract.

     Revenues in the mat and integrated services segment are generated from both fixed price and unit-priced contracts, which are short-term in duration. The activities provided for in these contracts include site preparation, pit design, construction and drilling waste management, and installation and use of our composite or wooden mat systems during an initial period. This initial period includes revenues and costs for site preparation, installation and use of mat systems. Revenues from these contracts are recorded using the percentage-of-completion method based on project milestones as specified in the contracts.

     At the end of the initial period, the customer, at its option, may extend the use of the mat systems. Revenues related to the extension period are quoted either on a day-rate basis or at a fixed price and are recognized ratably over the agreed extension period.

Revenues for services provided to customers at agreed upon hourly or daily rates are recognized when the services are performed. The services typically provided to our customers at agreed upon hourly or daily rates include site assessment and regulatory compliance.

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

     We have completed our assessment of the impact of FIN 46 on the reporting for our two variable interest entities. These variable interest entities consist of a 49% interest in MOCTX and a 49% interest in Loma. Based on our assessments, we have determined that we are not the primary beneficiary of MOCTX, and thus we continue to account for this investment under the equity method. Based on our assessments, we determined that we are the primary beneficiary of LOMA. However, we continue to account for our 49% investment in LOMA under the equity method because LOMA’s financial position and results of operations are not material to our consolidated financial statements. In addition, due to the ongoing dispute and pricing litigation discussed in Note 12, we currently do not have access to and have been unable to obtain current and reliable financial information as of and for the period ended June 30, 2004. Based on the latest available financial information on LOMA, which is as of December 31, 2003, LOMA would have represented less than 2% of our consolidated total assets as of December 31, 2003. Substantially all of the operating activity of LOMA is with Newpark or one of its wholly-owned subsidiaries and this activity would be eliminated in consolidation. Our investment in LOMA as of June 30, 2004 was $1.2 million.

     We have issued a guaranty of certain debt obligations of LOMA. This guaranty is backed by a letter of credit. The amount of this guaranty as of June 30, 2004 was $7.1 million. The LOMA plant suspended production in May 2003 and has not resumed operations. LOMA’s ability to continue to repay its debt obligations is dependent upon sales of composite mats. In order to allow LOMA to service its debt, we have agreed to purchase from LOMA mats remaining in its inventory at December 31, 2003 during 2004. Should an increase in our composite mat sales not occur, LOMA would not restart production and may seek several alternatives to continue to support its debt service requirements. These alternatives could include, among others, new equity infusions from the partners or additional third-party financing. If additional capital could not be obtained, our guarantee may be called upon to fulfill LOMA’s debt obligation.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk from changes in interest rates and changes in foreign currency rates. We do not believe that we have a material exposure to market risk. Historically, we have not entered into derivative financial instrument transactions to manage or reduce market risk or for speculative purposes. A discussion of our primary market risk exposure in financial instruments is presented below.

Interest Rate Risk

     Our policy has historically been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At June 30, 2004, we had total debt outstanding of $182.2 million, of which $125 million, or 67%, relates to our Senior Subordinated Notes (the “Notes”), which bear interest at a fixed rate of 8.625%. The remaining $57.2 million of debt outstanding at June 30, 2004 bears interest at a floating rate. At June 30, 2004, the weighted average interest rate under our floating-rate debt was approximately 4.8%. Assuming a 200 basis point increase in market interest rates during 2004, our annual interest expense would increase approximately $700,000, net of taxes, resulting in a $0.01 per diluted share reduction in annual earnings.

     The Notes mature on December 15, 2007. There are no scheduled principal payments under the Notes prior to the maturity date. However, all or some of the Notes may be redeemed at a premium after December 15, 2002. We have no current plans to repay the Notes ahead of their scheduled maturity.

Fair Value of Financial Instruments

     The fair value of cash and cash equivalents, net accounts receivable, accounts payable and variable rate debt approximated book value at June 30, 2004. The fair value of the 8.625% Notes totaled $125.8 million at June 30, 2004. The fair value of the Notes has been estimated based on quotes from the lead broker.

Foreign Currency

     Our principal foreign operations are conducted in Canada and in areas surrounding the Mediterranean Sea. We have foreign currency exchange risks associated with these operations, which are principally conducted in the functional currency of the jurisdictions in which we operate. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments.

     During the three months and six months ended June 30, 2004, we reported foreign currency losses of $34,000 and $142,000, respectively. During the three months and six months ended June 30, 2003, we reported foreign currency gains of $496,000 and $773,000, respectively. These transactional gains and losses were primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including intercompany advances which are deemed to be short-term in nature. We estimate that a hypothetical 10% movement of all applicable foreign currency exchange rates would affect annual earnings by approximately $500,000, due to the revaluing of these monetary assets and intercompany balances.

     Assets and liabilities of our foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive loss in the stockholders’ equity section of our balance sheet. Included in comprehensive income are translation losses of $1.7 million and $2.5 million for the three months and six months ended June 30, 2004, respectively. Included in other comprehensive income are translation gains of $1.5 million and $3.5 million for the three months and six months ended June 30, 2003, respectively. As of June 30, 2004, net assets of foreign subsidiaries included in our consolidated balance sheet totaled $23.5 million. We estimate that a hypothetical 10% movement of all applicable foreign currency exchange rates would affect other comprehensive income by approximately $2.4 million.

ITEM 4. Controls and Procedures

     Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to Newpark (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that in designing and evaluating the disclosure controls and procedures our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired objectives and, based on the evaluation described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q were effective at reaching that level of reasonable assurance.

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission has adopted rules which will require us to issue a report of management on the company’s internal control over financial reporting beginning with our annual report on Form 10-K for the period ended December 31, 2004. In preparing for this report and to further evaluate the effectiveness of our disclosure controls and procedures, we engaged third-party consultants during 2003 to perform extensive evaluations of our control environment. As a result of the work performed by these consultants, we have identified some areas of weakness in our controls and procedures. These weaknesses include controls and procedures in the following areas:

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

     Among the risks and uncertainties that could cause future events and results to differ materially from those anticipated by us in the forward-looking statements included in this report are the following:

•	A material decline in the level of oil and gas exploration and production and any reduction in the industry’s willingness to spend capital on environmental and oilfield services could adversely affect the demand for our services;

•	Material changes in oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital could adversely affect the demand for our services;

•	Changes in domestic and international political, military, regulatory and economic conditions may adversely affect the demand for oil and gas or production volumes;

•	A rescission or relaxation of government regulations affecting E&P and NORM waste disposal could reduce the demand for our services and reduce our revenues and income.

•	Changes in existing regulations could require us to change the way we do business, which may have a material adverse affect on our consolidated financial statements;

•	Our patents or other proprietary technology may not prevent our competitors from developing substantially similar technology, which would reduce any competitive advantages we may have from these patents and proprietary technology;

•	We may not be able to keep pace with the continual and rapid technological developments that characterize the market for our products and services, and our failure to do so may result in our loss of market share;

•	We face intense competition in our existing markets and expect to face tough competition in any markets into which we seek to expand, which will put pressure on our ability to maintain our current market share and may limit our ability to expand our market share or enter into new markets;

•	Our acquisitions may not achieve sales and profitability levels that justify our investment in them, which could result in these businesses placing downward pressure on our margins or our disposing of these businesses at a loss;

•	The demand for our services may be adversely affected by shortages of critical supplies or equipment in the oil and gas industry and personnel trained to operate this equipment;

•	We may not be able to successfully introduce our products and services, including our DeepDrill™ and FlexDrill™ technology and our new Dura-Base™ and Bravo™ mats, and we may not be successful in gaining acceptance or market share for these products and services;

•	We may not be able to maintain the necessary permits to operate our non-hazardous waste disposal wells or we may not be able to successfully compete in this market;

•	Adverse weather conditions could disrupt drilling operations and reduce the demand for our services;

•	We may fail to comply with any of the numerous Federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our business, or these regulations and policies may change, and we may face fines or other penalties if we fail to comply with these new regulations, or be forced to make significant capital expenditures or changes to our operations;

•	Our business exposes us to potential environmental or regulatory liability, and we could be required to pay substantial amounts with respect to these liabilities, including the costs to clean up and close contaminated sites;

•	We may not have adequate insurance for potential liabilities, and any significant liability not covered by insurance or in excess of our coverage limits could have a material adverse affect on our financial condition;

•	Our international operations are subject to uncertainties which could limit our ability to expand or reduce the revenues and profitability of these operations, including difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties and regulations, unexpected changes in regulatory environments, inadequate protection of intellectual property in foreign countries, legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers, among other risks; and

•	Any increases in interest rates under our credit facility, either as a result of increases in the prime or LIBOR rates or as a result of changes in our funded debt to cash flow ratio, would increase our cost of borrowing and have an adverse affect on our consolidated financial statements.

•	We may not be able to retire or refinance our long-term debt at or before its maturity, whether due to conditions in financial markets or our own financial condition at that future time. We also can’t provide any assurances that we will be able to obtain any replacement long-term financing on terms as favorable to us as under our current financing.

     For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in the Prospectus included in our Registration Statement on Form S-3 filed on May 8, 2002 (File No. 333-87840), and to the section entitled “Forward-Looking Statements” on page 17 of that Prospectus.

PART II

ITEM 1. Legal Proceedings

     As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, one of our subsidiaries had filed suit against The Loma Company, LLC, the manufacturer of the composite mats rented and sold by us, over a pricing dispute related to the products manufactured. A trial on the merits was held in November 2003 and filing of post-trial briefs was completed March 15, 2004.

     On May 13, 2004, the court ruled in our favor. We were awarded a judgment in the full amount of our complaint, and, in addition, the court denied an attempt by OLS Consulting Services, Inc., which intervened in the action, to set aside the Exclusive License Agreement, under which we have the sole right to use and sell the products manufactured by the defendant. From financial data available to us, it does not appear that the defendant has adequate liquidity from which to satisfy the judgment. We have not yet decided on a course of action to satisfy its claim against the defendant.

     Also as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003, in response to the filing of a lawsuit by Newpark Drilling Fluids, L.L.C., one of our subsidiaries, certain of the individual defendants in the lawsuit filed stockholder derivative claims with respect to alleged misconduct as a cross-complaint to the lawsuit. A settlement of this litigation was reached through mediation on July 15, 2004. While the final settlement documents have not been executed as of the date of this report, we expect to recover our cumulative legal and other costs over the term of the settlement and will avoid related legal costs in future periods.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Not applicable.

ITEM 3. Defaults Upon Senior Securities

     Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	Newpark held an Annual Meeting of Stockholders on June 9, 2004.

(b)	The following eight directors were elected at that meeting to serve until the next Annual Stockholders’ Meeting, with the following votes cast:

	For	Against
William Thomas Ballantine	75,652,307	1,861,293
Jerry W. Box	75,766,680	1,746,920
James D. Cole	75,669,616	1,843,984
David P. Hunt	75,375,027	2,138,573
Alan Kaufman	74,071,462	3,442,138
James H. Stone	74,164,118	3,349,482

	For	Against
Roger C. Stull	75,375,518	2,138,082
F. Walker Tucei, Jr.	76,581,666	931,934

(c)	Stockholders adopted the 2004 Non-Employee Directors’ Stock Option Plan, with the following votes cast:

For	Against
52,528,218	12,411,185

(d)	Stockholders ratified the selection of Ernst & Young LLP as independent auditors for the fiscal year ended December 31, 2004 with the following votes cast:

For	Against
73,912,108	3,492,330

ITEM 5. Other Information

     Not applicable.

ITEM 6. Exhibit and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of James D. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Matthew W. Hardey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Cole pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Matthew W. Hardey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the period covered by this report, we filed the following Forms 8-K:

1.	Form 8-K dated April 26, 2004 regarding issuance of press release announcing Newpark’s results for the three months ended March 31, 2004.

2.	Form 8-K dated May 14, 2004 regarding a judgment issued in pricing dispute litigation with the Loma Company, LLC.

NEWPARK RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2004
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