Form 10-Q
period 2004-09-30
NEWPARK RESOURCES INC
filed 2004-11-09
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004	Commission File No. 1-2960

Newpark Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1123385
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3850 N. Causeway, Suite 1770
Metairie, Louisiana	70002
(Address of principal executive offices)	(Zip Code)

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

Common stock, $0.01 par value: 83,957,581 shares at November 1, 2004.

NEWPARK RESOURCES, INC.
INDEX TO FORM 10-Q
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
September 30, 2004

Newpark Resources Inc.

Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2004	2003
ASSETS		Note 1
Current assets:
Cash and cash equivalents	$4,331	$4,692
Restricted cash	—	8,029
Trade accounts receivable, net	107,923	99,948
Notes and other receivables	5,250	5,428
Inventories	71,529	74,846
Deferred tax asset	7,597	8,698
Prepaid expenses and other current assets	11,745	8,510

Total current assets	208,375	210,151
Property, plant and equipment, at cost, net of accumulated depreciation	205,682	206,238
Goodwill	116,067	115,869
Deferred tax asset	7,617	8,778
Other intangible assets, net	15,767	14,947
Other assets	21,261	19,517

	$574,769	$575,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Foreign bank lines of credit	$6,637	$10,610
Current maturities of long-term debt	5,146	3,259
Accounts payable	36,016	40,479
Accrued liabilities	26,858	21,894

Total current liabilities	74,657	76,242
Long-term debt, less current portion	179,246	183,600
Other non-current liabilities	2,975	1,697
Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized, 80,000 and 120,000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	20,000	30,000
Common Stock, $.01 par value, 100,000,000 shares authorized, 83,938,247 and 81,073,222 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	839	811
Paid-in capital	401,737	390,788
Unearned restricted stock compensation	(555)	(803)
Accumulated other comprehensive income	4,245	5,033
Retained deficit	(108,375)	(111,868)

Total stockholders’ equity	317,891	313,961

	$574,769	$575,500

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Operations
For the Three and Nine Month Periods Ended September 30,
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Revenues	$110,790	$95,593	$319,733	$278,553
Cost of revenues	103,401	89,454	296,110	257,400

Gross profit	7,389	6,139	23,623	21,153
General and administrative expenses	2,122	979	6,993	3,245

Operating income	5,267	5,160	16,630	17,908
Foreign currency (gain) loss	76	16	217	(758)
Interest income	(118)	(138)	(1,255)	(570)
Interest expense	3,760	3,719	10,885	11,413

Income before income taxes	1,549	1,563	6,783	7,823
Provision for income taxes	589	779	2,578	3,133

Net income	960	784	4,205	4,690
Less:
Preferred stock dividends and accretion	225	338	713	1,246

Net income applicable to common and common equivalent shares	$735	$446	$3,492	$3,444

Basic and diluted income per common and common equivalent shares	$0.01	$0.01	$0.04	$0.04

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Comprehensive
For the Nine Month Periods Ended September 30,
(Unaudited)

(In thousands)	2004	2003
Net income	$4,205	$4,690
Other comprehensive income (loss):
Foreign currency translation adjustments	(788)	5,104

Comprehensive income	$3,417	$9,794

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30,
(Unaudited)

(In thousands )	2004	2003
Cash flows from operating activities:
Net income	$4,205	$4,690
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	15,340	16,050
Provision for deferred income taxes	2,008	2,826
Gain (loss) on sale of assets	(15)	94
Change in assets and liabilities:
Decrease in restricted cash	8,029	—
Decrease (increase) in accounts receivable	(11,881)	3,662
Increase in inventories	(110)	(20,080)
Decrease (increase) in other assets	(5,385)	912
Increase (decrease) in accounts payable	(4,156)	2,733
Increase in accrued liabilities and other	1,040	9,335

Net cash provided by operating activities	9,075	20,222

Cash flows from investing activities:
Capital expenditures	(14,224)	(18,374)
Proceeds from sale of property, plant and equipment	336	125
Payments received on notes receivable	10,403	1,171

Net cash used in investing activities	(3,485)	(17,078)

Cash flows from financing activities:
Net borrowings (payments) on lines of credit	(19,345)	504
Net borrowings (payments) on notes payable and long-term	13,213	(2,852)
Proceeds from exercise of stock options and ESPP	631	176
Preferred stock dividends paid in cash	(450)	—

Net cash used in financing activities	(5,951)	(2,172)

Net increase (decrease) in cash and cash equivalents	(361)	972
Cash and cash equivalents at beginning of period	4,692	2,725

Cash and cash equivalents at end of period	$4,331	$3,697

See Accompanying Notes to Unaudited Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Note 2 — Significant Accounting Policies

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

Note 3 — Preferred Stock

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

Note 4 — Earnings Per Share

     The following table presents the reconciliation of the numerator and denominator for calculating income per share in accordance with the disclosure requirements of Financial Accounting Standards (“FAS”) 128 (in thousands, except per share amounts).

	Three Months Ended
	September 30,
	2004	2003
Income applicable to common and common equivalent shares	$735	$446

Weighted average number of common shares outstanding	83,921	80,892
Add:
Net effect of dilutive stock options and warrants	332	154

Adjusted weighted average number of common shares outstanding	84,253	81,046

Basic and diluted income applicable to common and common equivalent shares	$.01	$.01

	Nine Months Ended
	September 30,
	2004	2003
Income applicable to common and common equivalent shares	$3,492	$3,444

Weighted average number of common shares outstanding	83,549	79,379
Add:
Net effect of dilutive stock options and warrants	269	128

Adjusted weighted average number of common shares outstanding	83,818	79,507

Basic and diluted income applicable to common and common equivalent shares	$.04	$.04

     Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. For the three months ended September 30, 2004 and 2003, Newpark had dilutive stock options and warrants of approximately 3.0 million shares and 1.3 million shares, respectively, which were assumed to be exercised using the treasury stock method. For the nine months ended September 30, 2004 and 2003, Newpark had dilutive stock options and warrants of approximately 1.9 million shares and 687,000 shares, respectively, which were assumed exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods.

     Options and warrants to purchase a total of approximately 7.2 million shares and 10.0 million shares of common stock were outstanding during the three months ended September 30, 2004 and 2003, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive. Options and warrants to purchase a total of approximately 8.2 million shares and 10.4 million shares of common stock were outstanding during the nine months ended September 30, 2004 and 2003, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.

     The net effect of the assumed conversion of preferred stock through the date of repurchase or conversion has been excluded from the computation of diluted income per share for all periods presented because the effect would be anti-dilutive.

Note 5 — Stock-Based Compensation

     At September 30, 2004, Newpark maintained six stock-based compensation plans, including four stock option plans, a deferred compensation plan and a long-term incentive plan. Newpark applies Accounting Principles Board Opinion 25 (“APB 25”) and related Interpretations in accounting for its stock-based compensation plans. In accordance with this guidance, no compensation cost has been recognized for Newpark’s stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Compensation expense is recorded for Newpark’s deferred compensation plan and long-term incentive plan. Had compensation costs for all of Newpark’s stock-

based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, Newpark’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	September 30,
(In thousands, except per share data)	2004	2003
Income applicable to common and common equivalent shares:
As reported	$735	$446
Add recorded stock compensation expense, net of related taxes	51	63
Deduct stock based employee compensation expense determined under fair value based method for all awards, net of related taxes	(485)	(579)

Pro forma	$301	$(70)

Basic and diluted net income per share:
As reported	$.01	$.01

Proforma	$.00	$(.00)

	Nine Months Ended
	September 30,
(In thousands, except per share data)	2004	2003
Income applicable to common and common equivalent shares:
As reported	$3,492	$3,444
Add recorded stock compensation expense, net of related taxes	154	149
Deduct stock based employee compensation expense determined under fair value based method for all awards, net of related taxes	(1,310)	(1,687)

Pro forma	$2,336	$1,906

Basic and diluted net income per share:
As reported	$.04	$.04

Proforma	$.03	$.02

     On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, “Share-Based Payment,” that addresses the accounting for share-based payment transactions under which a company receives employee services in exchange for equity instruments of the company, such as stock options. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair value-based method. On October 13, 2004, the FASB concluded FAS 123R, “Share-Based Payment,” which will require companies to measure compensation cost for all share-based payments at fair value, to be effective for interim or annual periods beginning after June 15, 2005. The proposed Statement, if adopted, would require Newpark to begin accounting for stock options under this method beginning in the quarter ended September 30, 2005. It is currently not known whether the implementation of FAS 123R would result in financial results materially different from those presented above or if Newpark will early adopt this Statement, as encouraged by the FASB.

Note 6 — Accounts Receivable

     Included in accounts receivable at September 30, 2004 and December 31, 2003 are:

	September 30,	December 31,
(in thousands)	2004	2003
Trade receivables	$94,954	$89,801
Unbilled revenues	15,499	13,067

Gross trade receivables	110,453	102,868
Allowance for doubtful accounts	(2,530)	(2,920)

Net trade receivables	$107,923	$99,948

Note 7 — Inventory

     Newpark’s inventory consisted of the following items at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
(in thousands)	2004	2003
Finished goods:
Composite mats	$13,136	$21,307
Raw materials and components:
Drilling fluids raw material and components	50,749	47,856
Logs	6,283	3,982
Supplies	310	308
Other	1,051	1,393

Total raw materials and components	58,393	53,539

Total inventory	$71,529	$74,846

Note 8 — Long-Term Debt

     As of September 30, 2004, Newpark had outstanding $125 million of unsecured senior subordinated notes (the “Notes”) which mature on December 15, 2007. Interest on the Notes accrues at the rate of 8-5/8% per annum and is payable semi-annually on June 15 and December 15 (see Note 11).

     On February 25, 2004, Newpark’s bank credit facility was amended, restated and converted into an asset-based lending facility (the “Credit Facility”). The Credit Facility matures on February 25, 2007. Under the Credit Facility, Newpark can borrow up to $85 million in the form of $15 million in term debt and $70 million in revolving debt. At September 30, 2004, $12.6 million was outstanding under the term portion of the Credit Facility. Availability under the revolving portion of the Credit Facility is based on a percentage of Newpark’s eligible consolidated accounts receivable and inventory as defined in the Credit Facility. At September 30, 2004, total availability under the revolving portion of the Credit Facility was $57.9 million. At September 30, 2004, $10.8 million in letters of credit were issued and outstanding and $18.7 million was outstanding under the revolving portion of the Credit Facility, leaving $28.4 million of availability under the revolving portion of the Credit Facility at that date. The Credit Facility bears interest at either a specified prime rate (4.75% at September 30, 2004), or the LIBOR rate (1.98% at September 30, 2004), in each case plus a spread determined quarterly based upon a fixed charge coverage ratio. The weighted average interest rates on the outstanding balance under the Credit Facility for the three months and nine months ended September 30, 2004 were 4.4% and 4.7%, respectively, as compared to 5.7% and 5.6%, respectively, for the comparable periods in 2003.

     The Credit Facility is secured by substantially all domestic assets of Newpark and its domestic subsidiaries. The Credit Facility contains a fixed charge coverage ratio covenant and a tangible net worth covenant. Newpark was in compliance with all covenants as of September 30, 2004.

     During the third quarter of 2004, Newpark closed a $15 million project financing of the recently completed barite mill, and $6.7 million in support of the new mat rental operation in Mexico. Proceeds from these transactions were applied to reduce advances under the Credit Facility.

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

     Management has completed its assessment of the impact of FIN 46 on the reporting for Newpark’s three variable interest entities. These variable interest entities consist of a 90% interest in a Mexican joint venture for the sale and lease of DuraBase™ composite mats in the Mexican market (DuraBase de Mexico), a 49% interest in a joint venture with the leading producer of wooden mats (“MOCTX”) and a 49% interest in the Loma Company, LLC (“LOMA”), the producer of DuraBase™ composite mats. Based on management’s assessments, it was determined that Newpark is the primary beneficiary of DuraBase de Mexico, and has consolidated the financial statements of DuraBase de Mexico with Newpark. Based on management’s assessments, it was determined that Newpark is not the primary beneficiary of MOCTX and thus Newpark continues to account for this investment under the equity method. Newpark issued a guaranty for certain debt obligations of MOCTX. The amount of this guaranty as of September 30, 2004 was $4.6 million.

     Based on management’s assessments, it was determined that Newpark is the primary beneficiary of LOMA. However, Newpark continues to account for its 49% investment in LOMA under the equity method because LOMA’s financial position and results of operations are not material to Newpark’s consolidated financial statements. In addition, due to the ongoing dispute and pricing litigation discussed in Note 12, Newpark currently does not have access to and has been unable to obtain current and reliable financial information as of and for the period ended September 30, 2004. Based on the latest available financial information on LOMA, which is as of December 31, 2003, LOMA would have represented less than 2% of Newpark’s consolidated total assets as of December 31, 2003. Substantially all of the operating activity of LOMA is with Newpark or one of its wholly-owned subsidiaries and this activity would be eliminated in consolidation. Newpark’s investment in and advances to LOMA as of September 30, 2004 was $11.4 million, including $10.2 million in receivables recorded in connection with the recent judgment in our pricing dispute (see Note 12).

     Newpark has also issued a guaranty of certain debt obligations of LOMA. This guaranty is backed by a letter of credit. The amount of this guaranty as of September 30, 2004 was $7.1 million. The LOMA plant suspended production in May 2003 and has not resumed operations. On August 11, 2004, LOMA initiated a Chapter 11 bankruptcy reorganization proceeding in the Bankruptcy Court for the Western District of Louisiana. Because of the recent bankruptcy filing by LOMA, Newpark’s guarantee may be called upon to fulfill LOMA’s debt obligation. Since Newpark’s guarantee is secured by a letter of credit, there would not be any impact on the availability under Newpark’s Credit Facility should performance under the guarantee be required.

Note 10 — Segment Data

     Effective January 1, 2004, Newpark implemented a segment change in the financial reporting of its Canadian operations. As a result of this change, the operating results for the environmental services business unit in Canada are now included as a component of the E&P waste disposal segment, rather than within the fluids sales and engineering segment. In addition, a portion of the operating costs of the Canadian business unit are now reported as a component of G&A expenses. All segment information for the prior year has been restated to reflect these reporting changes. Summarized financial information concerning Newpark’s reportable segments is shown in the following table (dollars in millions):

	Three Months Ended
	September 30,		Increase/(Decrease)
	2004	2003	$	%
Revenues by segment:
Fluids sales & engineering	$71,448	$57,089	$14,359	25%
E&P waste disposal	15,363	18,634	(3,271)	(18)
Mat & integrated services	23,979	19,870	4,109	21

Total revenues	$110,790	$95,593	$15,197	16%

Operating income by segment:
Fluids sales & engineering	$4,978	$2,791	$2,187	78%
E&P waste disposal	1,243	3,908	(2,665)	(68)
Mat & integrated services	1,168	(560)	1,728	NM

Total by segment	7,389	6,139	1,250	20
General and administrative expenses	2,122	979	1,143	117

Total operating income	$5,267	$5,160	$107	2%

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2004	2003	$	%
Revenues by segment:
Fluids sales & engineering	$196,042	$158,590	$37,452	24%
E&P waste disposal	47,619	51,028	(3,409)	(7)
Mat & integrated services	76,072	68,935	7,137	10

Total revenues	$319,733	$278,553	$41,180	15%

Operating income by segment:
Fluids sales & engineering	$13,778	$8,667	$5,111	59%
E&P waste disposal	5,612	9,690	(4,078)	(42)
Mat & integrated services	4,232	2,796	1,436	51

Total by segment	23,622	21,153	2,469	12
General and administrative expenses	6,993	3,245	3,748	116

Total operating income	$16,629	$17,908	$(1,279)	(7)%

NM — Not Meaningful

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2004
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$1,884	$(412)	$2,859	$—	$4,331
Accounts receivable, net	—	82,109	27,791	(1,977)	107,923
Inventories	—	56,087	15,442	—	71,529
Other current assets	10,727	8,238	5,627	—	24,592

Total current assets	12,611	146,022	51,719	(1,977)	208,375
Investment in subsidiaries	444,201	—	—	(444,201)	—
Property and equipment, net	2,937	197,538	5,207	—	205,682
Goodwill	—	95,115	20,952	—	116,067
Identifiable intangibles, net	—	12,998	2,769	—	15,767
Other assets, net	32,413	13,455	702	(17,692)	28,878

Total assets	$492,162	$465,128	$81,349	$(463,870)	$574,769

Current liabilities:
Foreign bank lines of credit	$—	$—	$6,637	$—	$6,637
Current portion of long-term debt	1,250	3,877	19	—	5,146
Accounts payable	1,259	19,774	16,960	(1,977)	36,016
Accrued liabilities	5,932	12,475	8,451	—	26,858

Total current liabilities	8,441	36,126	32,067	(1,977)	74,657

Long-term debt	169,825	8,798	18,315	(17,692)	179,246
Other liabilities	250	—	2,725	—	2,975
Preferred stock	20,000	—	—	—	20,000
Common stock	839	807	12,678	(13,485)	839
Paid-in capital	401,737	421,696	12,155	(433,851)	401,737
Unearned restricted stock	(555)	—	—	—	(555)
Cumulative translation adjustment	—	—	4,245	—	4,245
Retained deficit	(108,375)	(2,299)	(836)	3,135	(108,375)

Total stockholders’ equity	313,646	420,204	28,242	(444,201)	317,891

Total liabilities and equity	$492,162	$465,128	$81,349	$(463,870)	$574,769

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2003
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$179	$(485)	$4,998	$—	$4,692
Restricted cash	8,029	—	—	—	8,029
Accounts receivable, net	—	70,446	32,536	(3,034)	99,948
Inventories	—	58,877	15,969	—	74,846
Other current assets	11,550	10,230	3,356	(2,500)	22,636

Total current assets	19,758	139,068	56,859	(5,534)	210,151
Investment in subsidiaries	425,449	—	—	(425,449)	—
Property and equipment, net	5,583	193,054	7,601	—	206,238
Goodwill	—	95,114	20,755	—	115,869
Identifiable intangibles, net	—	12,320	2,627	—	14,947
Other assets, net	40,048	6,065	(450)	(17,368)	28,295

Total assets	$490,838	$445,621	$87,392	$(448,351)	$575,500

Current liabilities:
Foreign bank lines of credit	$—	$—	$10,610	$—	$10,610
Current portion of long-term debt	—	3,259	—	—	3,259
Accounts payable	534	24,048	18,931	(3,034)	40,479
Accrued liabilities	3,742	10,787	9,865	(2,500)	21,894

Total current liabilities	4,276	38,094	39,406	(5,534)	76,242

Long-term debt	177,500	1,018	16,841	(11,759)	183,600
Other liabilities	134	(645)	2,783	(575)	1,697
Preferred stock	30,000	—	—	—	30,000
Common stock	811	2,613	12,670	(15,283)	811
Paid-in capital	390,788	425,504	22,116	(447,620)	390,788
Unearned restricted stock	(803)	—	—	—	(803)
Cumulative translation adjustment	—	—	5,033	—	5,033
Retained deficit	(111,868)	(20,963)	(11,457)	32,420	(111,868)

Total stockholders’ equity	308,928	407,154	28,362	(430,483)	313,961

Total liabilities and equity	$490,838	$445,621	$87,392	$(448,351)	$575,500

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$93,884	$16,906	$—	$110,790
Cost of revenues	—	86,251	17,150	—	103,401

Gross profit	—	7,633	(244)	—	7,389
General and administrative expense	1,960	—	162	—	2,122

Operating income (loss)	(1,960)	7,633	(406)	—	5,267
Other (income) expense	—	(111)	69	—	(42)
Interest expense	3,319	142	299	—	3,760

Income (loss) before income taxes	(5,279)	7,602	(774)	—	1,549
Income taxes (benefit)	(2,005)	2,943	(349)	—	589
Equity in earnings of subsidiaries	4,232	—	—	(4,232)	—

Net income	$958	$4,659	$(425)	$(4,232)	$960

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$71,327	$24,266	$—	$95,593
Cost of revenues	—	67,334	22,120	—	89,454

Gross profit	—	3,993	2,146	—	6,139
General and administrative expense	861	—	118	—	979

Operating income (loss)	(861)	3,993	2,028	—	5,160
Other (income) expense	(33)	(42)	(47)	—	(122)
Interest expense	3,397	193	129	—	3,719

Income (loss) before income taxes	(4,225)	3,842	1,946	—	1,563
Income taxes (benefit)	(1,651)	1,551	879	—	779
Equity in earnings of subsidiaries	3,359	—	—	(3,359)	—

Net income	$785	$2,291	$1,067	$(3,359)	$784

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$263,041	$56,692	$—	$319,733
Cost of revenues	—	241,470	54,640	—	296,110

Gross profit	—	21,571	2,052	—	23,623
General and administrative expense	6,548	—	445	—	6,993

Operating income (loss)	(6,548)	21,571	1,607	—	16,630
Other (income) expense	(858)	(344)	164	—	(1,038)
Interest expense	10,045	375	465	—	10,885

Income (loss) before income taxes	(15,735)	21,540	978	—	6,783
Income taxes (benefit)	(5,980)	8,117	441	—	2,578
Equity in earnings of subsidiaries	13,960	—	—	(13,960)	—

Net income	$4,205	$13,423	$537	$(13,960)	$4,205

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$211,893	$66,660	$—	$278,553
Cost of revenues	—	196,293	61,107	—	257,400

Gross profit	—	15,600	5,553	—	21,153
General and administrative expense	2,967	—	278	—	3,245

Operating income (loss)	(2,967)	15,600	5,275	—	17,908
Other (income) expense	(206)	(191)	(931)	—	(1,328)
Interest expense	10,573	544	296	—	11,413

Income (loss) before income taxes	(13,334)	15,247	5,910	—	7,823
Income taxes (benefit)	(5,067)	5,540	2,660	—	3,133
Equity in earnings of subsidiaries	12,958	—	—	(12,958)	—

Net income	$4,691	$9,707	$3,250	$(12,958)	$4,690

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(14,048)	$19,377	$3,746	$—	$9,075
Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(1,552)	(11,446)	(890)	—	(13,888)
Investments	16,967	(15,551)	(1,416)	—	—
Payments received on notes receivable	6,582	3,821	—	—	10,403

	21,997	(23,176)	(2,306)	—	(3,485)

Net cash provided by (used in) financing activities:
Net borrowings (payments on) lines of credit, notes payable and long-term debt	(6,424)	3,747	(3,455)	—	(6,132)
Other	181	—	—	—	181

	(6,243)	3,747	(3,455)	—	(5,951)

Net increase (decrease) in cash and cash equivalents	1,706	(52)	(2,015)	—	(361)
Cash and cash equivalents:
Beginning of period	178	(360)	4,874	—	4,692

End of period	$1,884	$(412)	$2,859	$—	$4,331

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(in thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(14,261)	$37,939	$(3,456)	$—	$20,222
Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(1,690)	(14,292)	(2,267)	—	(18,249)
Investments	15,191	(20,820)	5,629	—	—
Payments received on notes receivable	333	838	—	—	1,171

	13,834	(34,274)	3,362	—	(17,078)

Net cash provided by (used in) financing activities:
Net borrowings (payments on) lines of credit, notes payable and long-term debt	—	(3,524)	1,176	—	(2,348)
Other	176	—	—	—	176

	176	(3,524)	1,176	—	(2,172)

Net increase (decrease) in cash and cash equivalents	(251)	141	1,082	—	972
Cash and cash equivalents:
Beginning of period	472	242	2,011	—	2,725

End of period	$221	$383	$3,093	$—	$3,697

Note 12 — Legal and Other Matters

     In 2002, a Newpark subsidiary filed suit against LOMA asserting it had been overcharged for DuraBase™ composite mats purchased from Loma. On June 29, 2004, the Louisiana Fifteenth Judicial District Court granted judgment in favor of Newpark, affirming its interpretation of the pricing of the DuraBase™ composite mats and awarding Newpark $11.7 million in damages for overcharges through December 31, 2002. The state court judgment further denied LOMA’s and OLS Consulting Services, Inc.’s (“OLS”) claim to void Newpark’s exclusive license to use and sell the composite mats. Newpark’s judgment has been appealed by LOMA and OLS to the Louisiana Third Circuit Court of Appeal. Lacking adequate liquidity to obtain a bond to suspend execution of Newpark’s judgment pending appeal, LOMA filed for protection under Chapter 11 of the Bankruptcy Code on August 11, 2004. The bankruptcy court has ordered and confirmed the appointment of a trustee to assume control over LOMA’s affairs while in Chapter 11. The appointment of a trustee allows Newpark to file its own plan of reorganization, which it intends to do. At this juncture, it is impossible to predict when or if LOMA will be successfully reorganized or the exact details of any plan of reorganization.

     In connection with the judgment of the pricing litigation with LOMA in the second quarter of 2004, Newpark recorded a receivable from LOMA, totaling $10.2 million, net of an allowance of approximately $6.8 million. This receivable is included in other long-term assets as of September 30, 2004. The recorded value of the receivable is net of any allowances for amounts deemed to be uncollectible from LOMA in the future. Net reductions to inventory and property, plant and equipment in the amount of $3.4 million and $5.2 million, respectively, were recorded in connection with the recording of this receivable. These reductions were made to reduce mat costs to the amounts determined as appropriate by the state court judgment, as opposed to the amounts originally invoiced by LOMA.

     Also as previously reported in Newpark’s Annual Report on Form 10-K for the year ended December 31, 2003, in response to the filing of a lawsuit by Newpark Drilling Fluids, L.L.C., one of Newpark’s subsidiaries, certain of the individual defendants in the lawsuit filed stockholder derivative claims with respect to alleged misconduct as a cross-complaint to the lawsuit. A settlement of this litigation was reached through mediation on July 15, 2004. While the final settlement documents have not been executed as of the date of this report, management expects to recover its cumulative legal and other costs over the term of the settlement and will avoid related legal costs in future periods. Newpark’s total cost to date has been $3.6 million, of which $2.5 million was related to the original lawsuit and $1.1 million was related to defense of the stockholders derivative claims. Newpark has received acknowledgement from its insurance carrier that defense costs of the stockholder derivative claims is a covered item subject to a deductible of $100,000. Newpark has recorded a receivable in the amount of $1.0 million as of September 30, 2004 related to the amount recoverable from the insurance carrier. Included in General and Administrative expense for the three month and nine month periods ended September 30, 2004, are defense costs, net of anticipated recovery totaling $345,000 and $2.3 million, respectively.

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

	1Q03	2Q03	3Q03	4Q03	1Q04	2Q04	3Q04
U.S Rig Count	897	1,028	1,088	1,109	1,118	1,163	1,228
Gulf Coast market	218	225	228	222	217	222	233
Gulf Coast market to total	24.3%	21.9%	21.0%	20.1%	19.4%	19.1%	19.0%
Canadian Rig Count	492	199	385	407	528	198	328

Source:	Baker Hughes Incorporated

     While rig count in the Gulf Coast market during the third quarter of 2004 improved in both sequential quarter and year-over-year comparisons, operations of the industry were adversely affected by numerous suspensions of activity due to the number of tropical weather systems affecting the region during the period. This impact on operations in the Gulf Coast market negatively affected the operating results of our business segments during the third quarter of 2004.

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

	Three months ended September 30,
	2004		2003		2004 vs. 2003
	$	%	$	%	$	%
Gulf Coast Oilfield	$56.0	51%	$49.4	52%	$6.6	13%
Canada	7.7	7	12.3	13	(4.6)	(37)
U.S. Central	29.6	26	17.5	18	12.1	69
Mediterranean	7.2	7	11.4	12	(4.2)	(36)
Other	10.3	9	5.0	5	5.3	104

Total	$110.8	100%	$95.6	100%	$15.2	16%

	Nine months ended September 30,
	2004		2003		2004 vs. 2003
	$	%	$	%	$	%
Gulf Coast Oilfield	$159.8	50%	$150.1	54%	$9.7	6%
Canada	28.5	9	37.9	14	(9.4)	(25)
U.S. Central	77.9	24	43.0	15	34.9	81
Mediterranean	25.6	8	27.9	10	(2.3)	(8)
Other	27.9	9	19.6	7	8.3	42

Total	$319.7	100%	$278.5	100%	$41.2	15%

     Our primary Gulf Coast oilfield market accounted for approximately 51% of third quarter 2004 revenues, as compared to 52% of third quarter 2003 revenues. As recently as 1997, the Gulf Coast oilfield market accounted for 97% of total revenues. The decline in the percentage of Gulf Coast revenues is the result of growth in most other market revenues relative to flat Gulf Coast market activity in the comparable periods.

     The Canadian market accounted for approximately 7% of third quarter 2004 revenues, as compared to 13% of third quarter 2003 revenues. This year over year decline is principally related to adverse weather conditions in our Canadian market. While we always anticipate and forecast a seasonal decline in the Canadian market during the second and third quarters, this year’s weather related decline was extreme. Much of the drilling activity in Canada has historically been conducted when winter temperatures freeze the soil and stabilize it, allowing safe access. Quarterly fluctuations in the Canadian rig count generally reflect the seasonal nature of drilling activity related to these access issues.

     The U.S. Central region, composed of the U.S. Rocky Mountains, Oklahoma and West Texas, accounted for approximately 27% of third quarter 2004 revenues, as compared to 18% of third quarter 2003 revenues. Revenue growth in 2004 is primarily associated with the increase in rig activity and an increase in market share. The increase in market share is principally related to growing acceptance of our proprietary drilling fluids products.

     Our Mediterranean operations accounted for approximately 7% of third quarter 2004 revenues, as compared to 12% of third quarter 2003 revenues. The year over year decline in quarterly revenue for the Mediterranean operations is principally related to the effect of a decline in the U.S. dollar on Euro denominated contracts and the completion of several contracts. We are now focusing the management of these operations on improving margins rather than increasing revenues.

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

	Three Months Ended
	September 30,		Increase/(Decrease)
	2004	2003	$	%
Revenues by segment:
Fluids sales & engineering	$71,448	$57,089	$14,359	25%
E&P waste disposal	15,363	18,634	(3,271)	(18)
Mat & integrated services	23,979	19,870	4,109	21

Total revenues	$110,790	$95,593	$15,197	16%

Operating income by segment:
Fluids sales & engineering	$4,978	$2,791	$2,187	78%
E&P waste disposal	1,243	3,908	(2,665)	(68)
Mat & integrated services	1,168	(560)	1,728	NM

Total by segment	7,389	6,139	1,250	20
General and administrative expenses	2,122	979	1,143	117

Total operating income	$5,267	$5,160	$107	2%

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2004	2003	$	%
Revenues by segment:
Fluids sales & engineering	$196,042	$158,590	$37,452	24%
E&P waste disposal	47,619	51,028	(3,409)	(7)
Mat & integrated services	76,072	68,935	7,137	10

Total revenues	$319,733	$278,553	$41,180	15%

Operating income by segment:
Fluids sales & engineering	$13,778	$8,667	$5,112	59%
E&P waste disposal	5,612	9,690	(4,078)	(42)
Mat & integrated services	4,232	2,796	1,436	51

Total by segment	23,622	21,153	2,470	12
General and administrative expenses	6,993	3,245	3,748	116

Total operating income	$16,629	$17,908	$(1,278)	(7)%

NM – Not Meaningful

The figures above are shown net of intersegment transfers.

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Revenues

     Fluids Sales and Engineering: Total revenue by region for this segment was as follows for the three months ended September 30, 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$	%
Gulf Coast	$30.1	$22.8	$7.3	32%
U.S. Central	28.4	16.4	12.0	73
Canada	3.3	4.9	(1.6)	(32)
Other	2.4	1.6	.8	50

Total North American	64.2	45.7	18.5	40
Mediterranean	7.2	11.4	(4.2)	(37)

Total	$71.4	$57.1	$14.3	25%

     The average number of rigs we serviced in the North American market increased by 43%, from 133 in the third quarter of 2003 to 190 in the third quarter of 2004, as compared to a 6% increase in the North American rig count during the same periods. Average annual revenue per rig in the North American market remained relatively unchanged at approximately $1.3 million in the third quarter of 2004 and 2003.

     Revenue in our primary Gulf Coast market for the third quarter of 2004 increased $7.3 million, or 32%, as compared to the third quarter of 2003 while the number of rigs active in this market increased only 2%. We have continued to improve our market position in key drilling fluid customer relationships in this market and believe that those customers will be increasingly active in the Gulf Coast market during the remainder of the year and into 2005, though the total number of active rigs is not expected to increase significantly. The growth experienced in the Gulf Coast market in the third quarter of 2004 was negatively impacted by the severity of tropical weather systems during the quarter, especially during the month of September. Several key Gulf of Mexico projects have recently started for our customers, and we expect to see progress in this market during the remainder of 2004.

     Revenues in the U.S. Central region increased 73% in the third quarter of 2004, as compared to 2003. We serviced an average of 114 rigs in this region in the third quarter of 2004, as compared to 67 in the third quarter of 2003, an increase of 70%. The average number of rigs operating in this region increased 23%, from 400 rigs in the third quarter of 2003 to 493 in the third quarter of 2004. The difference between the increase in the number of rigs serviced in this region and the number of rigs active in the region reflects our market penetration.

     Revenues in the Canadian market declined 32% during the quarter ended September 30, 2004, as compared to the third quarter of 2003, on a 15% decline in rig activity. The areas within Canada that we principally serviced experienced extreme weather-related declines as compared to the prior year and as compared to other areas in the Canadian market. We expect the normal seasonal recovery to occur in this market during the remainder of 2004.

     Revenues in the Mediterranean market declined 37% during the quarter ended September 30, 2004, as compared to the third quarter of 2003. This year over year decline in quarterly revenue is principally related to the effect of a decline in the U.S. dollar on Euro denominated contracts and the completion of several contracts. We are now focusing the management of these operations on improving margins rather than increasing revenues..

     E&P Waste Disposal: Total revenue for this segment consists of the following for the three months ended September 30, 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$	%
E&P Waste Gulf Coast	$9.3	$11.9	$(2.6)	(22)%
E&P Waste Non-Gulf Coast	4.9	5.3	(.4)	(8)
NORM	1.0	.8	.2	25
Industrial	.2	.6	(.4)	(67)

Total	$15.4	$18.6	$(3.2)	(18)%

     E&P waste Gulf Coast revenues declined $2.6 million, or 22%, on a 26% decline in waste volumes received and a decline in the average revenue per barrel resulting from a change in mix of waste received. During the third quarter of 2004, we received 640,000 barrels of E&P waste in the Gulf Coast market, compared to 945,000 barrels in the comparable period in 2003. A majority of the decline in barrels received was in the offshore and inland water markets due principally to the effects of tropical weather during the recent quarter and lower average drilling activity in the offshore Gulf of Mexico. The average revenue per barrel in the Gulf Coast market declined 4%, to $11.97, as compared to an average of $12.41 in 2003. We believe that improvement in the Gulf Coast E&P waste market will likely trail other business segments because its results are more closely tied to Gulf Coast rig activity, which is not expected to increase significantly during the remainder of 2004.

     Revenues within the western Canadian market and the operations serving Wyoming’s Jonah-Pinedale trend remained relatively stable in the third quarter of 2004 as compared to the third quarter of 2003. Near term growth for the E&P Waste Disposal segment is expected to continue to come from these newer markets.

     Mat and Integrated Services: Total revenue for this segment consists of the following for the three months ended September 30, 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$	%
Installation	$3.5	$2.9	$.6	20%
Re-rental	1.5	2.3	(.8)	(35)

Total U.S. mat rental	5.0	5.2	(.2)	(4)
Integrated services and other	12.6	11.2	1.4	13
Canadian operations	.8	3.1	(2.3)	(74)
Composite mat sales	5.6	.4	5.2	NM

Total	$24.0	$19.9	$4.1	21%

NM – Not meaningful

     Mat rental volume for the third quarter of 2004 totaled 3.4 million square feet at an average price of $1.04 per square foot. This compares to 3.9 million square feet at an average of $0.72 per square foot in the third quarter of 2003. We are currently focused on continuing to improve oil-field rental market pricing and expanding the non-oilfield rental market. The non-oilfield rental market is premium-priced and carries high incremental margins that should contribute to further improvement in average pricing and results for the mat segment in the fourth quarter.

     Integrated services and other revenues, our lowest-margin business unit for this segment, includes a comprehensive range of environmental services necessary for our customers’ oil and gas exploration and production activities. These revenues also include the operations of our sawmill in Batson, Texas. The level of these revenues is often project driven.

     During 2003, we transitioned our Canadian mat operations to a sales organization for wooden and composite mats. All of the Canadian revenue for the third quarter of 2004 was related to sales of wooden and composite mats, while revenue for the third quarter of 2003 included rental and sales revenues. Through this transition, the operating expenses of the Canadian mat operations have been significantly reduced.

     During the third quarter of 2004, we recognized approximately $5.6 million in composite mat sales. During the quarter we sold approximately 3,000 DuraBase™ composite mats, resulting in $5.1 million in revenues, and we sold approximately 3,600 Bravo™ Mats, resulting in approximately $500,000 in revenues. Composite mat sales totaled approximately $400,000 in the third quarter of 2003.

     Based on market data gathered in 2003 and 2004, we believe there is significant rental opportunity in support of expanding exploration and development activity in Mexico. As a result, we started a new business unit in that country in the first quarter. We are the majority owner of the business with the Mexican principals who are assisting us in development of the market holding a minority stake.

Operating Income

     Fluids Sales and Engineering: Operating income for this segment increased $2.2 million in the third quarter of 2004 on a $14.4 million increase in revenues, as compared to the third quarter of 2003. The operating margin for this segment in the third quarter of 2004 was 7.0%, as compared to 4.9% in the third quarter of 2003. The increase in operating margin was primarily attributable to operating leverage, principally within the Gulf Coast and U.S. Central regions, which was partially offset by the decline in Canadian revenue related to severe weather conditions and the decline in Mediterranean revenues related to foreign currency and lower contract revenue.

     Operating margins in 2004 for this segment have been impacted by increased pricing for barite, principally related to increased transportation costs for bulk shipments of barite from our suppliers. These raw material cost increases were not offset by price increases to our customers in the quarter. We are in the process of increasing our barite prices to customers and expect the effects of the raw material cost increase to be offset over the next several quarters. In addition to the increase in barite costs, margins for the Gulf Coast market were negatively impacted in the current quarter by the impact of the severe tropical weather in September.

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

     E&P Waste Disposal: Waste disposal operating income declined $2.7 million in the third quarter of 2004 on a $3.3 million decline in revenues, as compared to the third quarter of 2003. As noted above, the primary decline in revenues for the quarter was in the premium-priced Gulf Coast markets, which was principally related to the severe tropical weather systems in the quarter. In addition, fuel and transportation expenses increased significantly in the third quarter of 2004 as compared to the prior year. We are currently working to reduce our cost structure to improve profitability in the Gulf Coast market.

     Mat and Integrated Services: Mat and integrated services operating income increased $1.7 million in the third quarter of 2004 on a $4.1 million increase in revenues, as compared to the third quarter of 2003. Most of the increase in operating income is attributable to the significant increase in composite mat sales in 2004. Consistent with our experience since the third quarter of 2003, we believe that rental pricing will continue to improve over the remainder of 2004 as a result of continued reductions in mat inventories servicing the oilfield market and continued growth in the premium-priced non-oilfield markets.

General and Administrative Expense

     General and administrative expense increased $1.1 million to approximately $2.1 million in the third quarter of 2004, as compared to the same period in 2003. The increase is primarily related to increases in insurance costs of approximately $380,000, costs of approximately $345,000 related to the litigation which has recently been settled, and start up costs of approximately $247,000 related to our new joint venture in Mexico. In addition, general and administrative expenses have increased as a result of new corporate governance and compliance related expenses.

Interest Expense

     Interest expense remained relatively unchanged at $3.8 million for the third quarter of 2004 as compared to $3.7 million for the third quarter of 2003. Average debt outstanding declined $6.5 million during the third quarter of 2004, as compared to the same period in 2003. This decline in average debt outstanding was offset by a slight increase in the average interest rate and a decline in capitalized interest.

Provision for Income Taxes

     For the quarter ended September 30, 2004, we recorded an income tax provision of $589,000, reflecting an income tax rate of 38%. For the quarter ended September 30, 2003, we recorded an income tax provision of $779,000, reflecting an income tax rate of 49.8%. The effective tax rate in the prior year is higher than statutory rates due to adjustments made in the quarter to reflect increases in the projected annual effective tax rate as a result of changes in projected income. The prior year effective tax rate also reflected a higher mix of foreign income, which is taxed at higher rates than domestic income.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues

     Fluids Sales and Engineering: Total revenue by region for this segment was as follows for the nine months ended September 30, 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$	%
Gulf Coast	$80.3	$66.6	$13.7	21%
U.S. Central	74.1	40.8	33.3	82
Canada	13.1	20.2	(7.1)	(35)
Other	2.9	3.1	(.2)	(6)

Total North American	170.4	130.7	39.7	30
Mediterranean	25.6	27.9	(2.3)	(8)

Total	$196.0	$158.6	$37.4	24%

     The average number of rigs we serviced in the North American market increased by 24%, from 137 in the first nine months of 2003 to 170 in the first nine months of 2004. Average annual revenue per rig in the North American market remained relatively unchanged at approximately $1.2 million for the first nine months of 2004 and 2003.

     Revenue in our primary Gulf Coast market for the first nine months of 2004 increased $13.7 million, or 21%, as compared to the first nine months of 2003, as a result of increased market penetration, in spite of the stable number of rigs active in this market. Most of this increase occurred in the second quarter of 2004. As noted above, revenues in the Gulf Coast market were negatively impacted by severe tropical weather systems during the third quarter of 2004.

     Revenues in the U.S. Central region increased 82% in the first nine months of 2004 as compared to 2003. We serviced an average of 98 rigs in this region in the first nine months of 2004, as compared to 60 in the first nine months of 2003, an increase of 63%. The average number of rigs operating in this region increased 28%, from 363 rigs in the first nine months of 2003 to 465 in the first nine months of 2004. The difference between the increase in the number of rigs serviced in this region and the number of rigs active in the region reflects our market penetration. The difference between the increase in revenues and the increase in the number of rigs serviced in these markets also reflects the expansion of our product offerings in this market.

     Revenues in the Canadian market declined 35% during the first nine months of 2004, as compared to the first nine months of 2003, while rig activity in the Canadian market declined 2% period to period. The areas within Canada that we principally serviced experienced extreme weather-related declines as compared to the prior year and as compared to other areas in the Canadian market.

     Revenues in the Mediterranean market declined 8% during the first nine months of 2004, as compared to the first nine months of 2003. This year over year decline in quarterly revenue is principally related to the effect of a decline in the U.S. dollar on Euro denominated contracts and the completion of several contracts. As noted above, beginning in 2004, we have focused the management of these operations on improving margins rather than increasing revenues.

     E&P Waste Disposal: Total revenue for this segment consists of the following for the nine months ended September 30, 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$	%
E&P Waste Gulf Coast	$29.2	$35.8	$(6.6)	(18)%
E&P Waste Non-Gulf Coast	14.3	12.1	2.2	18
NORM	2.1	1.5	.6	40
Industrial	2.0	1.6	.4	25

Total	$47.6	$51.0	$(3.4)	(7)%

     E&P waste Gulf Coast revenues declined $6.6 million, or 18%, on a 14% decline in waste volumes received and a decline in the average revenue per barrel resulting from a change in mix of waste received. During the first nine months of 2004, we received 2,354,000 barrels of E&P waste in the Gulf Coast market, compared to 2,740,000 barrels in the comparable period in 2003. A portion of the decline in barrels received is attributable to the effects of severe tropical weather in the third quarter of 2004. The average revenue per barrel in the Gulf Coast market declined 6%, to $11.90, as compared to an average of $12.63 in 2003.

     The decline in Gulf Coast revenues was partially offset by increases in revenue within the western Canadian market and the start-up of operations serving Wyoming’s Jonah-Pinedale trend, which began operations in early 2003. Our NORM and industrial disposal revenue also contributed to the increase in segment revenue. The increase in industrial revenues was principally due to disposal of waste received in connection with a special project for one customer during the first quarter of 2004, which did not recur.

     Mat and Integrated Services: Total revenue for this segment consists of the following for the nine months ended September 30, 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$	%
Installation	$12.3	$12.6	$(.3)	(2)%
Re-rental	4.4	6.6	(2.2)	(34)

Total U.S. mat rental	16.7	19.2	(2.5)	(13)
Integrated services and other	36.6	34.3	2.3	7
Canadian operations	5.0	7.9	(2.9)	(37)
Composite mat sales	17.8	7.5	10.3	137

Total	$76.1	$68.9	$7.2	10%

     Mat rental volume for the first nine months of 2004 totaled 12.7 million square feet at an average price of $0.97 per square foot. This compares to 12.6 million square feet at an average of $0.85 per square foot in the first nine months of 2003.

     During 2003, we transitioned our Canadian mat operations to a sales organization for wooden and composite mats. All of the Canadian revenue for the first nine months of 2004 was related to sales of wooden and composite mats, while revenue for the first nine months of 2003 included rental and sales revenues.

     During the first nine months of 2004, we recognized approximately $17.8 million in composite mat sales. During this period we sold approximately 10,700 DuraBase™ composite mats, resulting in $17.3 million in revenues, and we sold approximately 3,600 Bravo™ Mats, resulting in approximately $500,000 in revenues. During the first nine months of 2003, we recognized approximately $7.5 million in composite mat sales. During this period we sold approximately 3,800 DuraBase™ composite mats, resulting in $7.0 million in revenues, and we sold approximately 4,100 Bravo™ Mats, resulting in approximately $500,000 in revenues.

Operating Income

     Fluids Sales and Engineering: Operating income for this segment increased $5.1 million in the first nine months of 2004 on a $37.5 million increase in revenues, as compared to the first nine months of 2003. The operating margin for this segment in the first nine months of 2004 was 7.0%, as compared to 5.5% in the first nine months of 2003. The increase in operating margin was primarily attributable to significant growth in the U.S. central region. Partially offsetting the impact of revenue growth in this region was the decline in Canadian revenue related to severe weather conditions in the second quarter of 2004.

     As noted above, operating margins in 2004 for this segment have been impacted by increased pricing for barite, principally related to increased transportation costs for bulk shipments of barite from our suppliers. These raw material cost increases were not offset by price increases to our customers in the quarter. We are in the process of increasing our barite prices to customers and expect the effects of the raw material cost increase to be offset over the next several quarters. In addition to the increase in barite costs, margins for the Gulf Coast market were negatively impacted in the third quarter by the impact of the severe tropical weather.

     E&P Waste Disposal: Waste disposal operating income declined $4.0 million in the first nine months of 2004 on a $3.4 million decline in revenues, as compared to the first nine months of 2003. Contribution increases from non-Gulf Coast markets did not fully offset the volume-related decline in the premium-priced Gulf Coast oilfield market, which was partially due to severe tropical weather in the third quarter of 2004. In addition, fuel and transportation expenses increased significantly beginning in the second quarter of 2004 as compared to the prior year.

     Mat and Integrated Services: Mat and integrated services operating income increased $1.4 million in the first nine months of 2004 on a $7.1 million increase in revenues, as compared to the first nine months of 2003. Most of the increase in operating income is attributable to the significant increase in composite mat sales in 2004.

General and Administrative Expense

     General and administrative expense increased $3.7 million to approximately $7.0 million in the first nine months of 2004, as compared to the same period in 2003. The majority of the increase is due to $2.3 million of litigation costs related to recently settled litigation. In addition, general and administrative expense increased approximately $490,000 as a result of new corporate governance and compliance related expenses and approximately $337,000 due to start up costs related to our new joint venture in Mexico. Increased insurance and personnel costs were the principal reasons for the remaining increase in general and administrative expense.

Foreign Currency Exchange Gains

     Net foreign currency losses totaled $217,000 in the first nine months of 2004 as compared to net foreign currency gains of $758,000 in 2003. The principal components of foreign currency gains in the prior year were realized and unrealized gains on short-term intercompany payable balances of our Canadian operations due to the significant decline in the U.S. dollar against the Canadian dollar in 2003. These intercompany balances are denominated in U.S. dollars. In the first nine months of 2004, the net foreign currency losses were primarily associated with strengthening of the U.S. dollar against the Canadian dollar and the associated impact on these same intercompany balances.

Interest Income

     Interest income totaled $1.3 million in the first nine months of 2004, as compared to $570,000 in the first nine months of 2003. During the first nine months of 2004 we collected the entire balance owed on a note receivable in connection with the 1996 sale of a former shipyard operation. The payment included all interest accruable on the note receivable. We had ceased accrual on the note receivable in January 2003 due to the financial condition of the operator. Included in interest income for the nine months ended September 30, 2004 is $823,000 of previously unaccrued interest related to the note receivable.

Interest Expense

     Interest expense of $10.9 million declined $528,000 from the prior year amount of $11.4 million. The decline is principally related to lower total cost of our revolving credit facility. During the first quarter of 2004, we completed the restructuring of our bank credit facility, which reduced the effective interest rate on our revolving facility by approximately one percent.

Provision for Income Taxes

     For the nine months ended September 30, 2004, we recorded an income tax provision of $2.6 million, reflecting an income tax rate of 38%. For the nine months ended September 30, 2003, we recorded an income tax provision of $3.1 million, reflecting an income tax rate of 40%. The prior year effective tax rate reflected a higher mix of foreign income, which is taxed at higher rates than domestic income.

Liquidity and Capital Resources

     Our working capital position was as follows at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Working Capital (000’s)	$133,718	$133,909
Current Ratio	2.79	2.76

     During the first nine months of 2004, our working capital position remained stable, in spite of the effect of an $8.0 million reduction in restricted cash which had been used to secure a letter of credit obligation at December 31, 2003. Net of the effect of the restricted cash item, working capital increased by $7.8 million, with most of this growth associated with an increase in accounts receivable related to the increase in annualized revenues at September 30, 2004 as compared to December 31, 2004.

     As a result of a favorable judgment in our pricing dispute litigation with the manufacturer of our composite mats (“LOMA”), during the second quarter of 2004 we reduced the carrying value of our composite mat inventory by $3.4 million. LOMA is currently not producing mats due to low demand, and purchases of composite mats in 2004 were limited to LOMA’s remaining inventory of approximately 2,500 units. As of June 30, 2004, all of LOMA’s remaining inventory had been purchased. With this decline in purchases, along with anticipated composite mat sales in 2004, we expect to continue to reduce the level of composite mat inventory by the end of 2004. The decline in composite mat inventory was partially offset by an increase in drilling fluids raw materials and components as a result of actual and anticipated increased revenues for this business segment and by the normal seasonal increase in logs at our sawmill in Batson, Texas.

     Net trade accounts receivable increased $8.0 million during the first nine months of 2004 on a $16.2 million increase in revenues from the fourth quarter of 2003. During the first nine months of 2004, days sales in receivables declined by seven days to 91 days, from 98 days in the fourth quarter of 2003. We continue to monitor our accounts receivable positions and have made working capital management a primary focus for our management.

     We anticipate that our working capital requirements for the remainder of 2004 and 2005 will increase as a result of the expected improvement in revenue. Some of this expected increase in working capital requirements should be offset by our continued focus on improving our collection cycle and anticipated reductions in composite mat inventory. However, we have the ability to supplement our operating cash flows with borrowings under our credit facility to fund the expected increase in working capital. We believe we have adequate capacity under our credit facility to meet these anticipated working capital needs.

     Cash generated from operations during the first nine months of 2004 totaled $9.1 million. This cash, along with $10.4 million of collections on notes receivable, principally from the second quarter collection of a $6.3 million note receivable related to the 1996 sale of a former shipyard operation, was used to fund net capital expenditures of $13.9 million and net payments on debt obligations of $6.1 million. We anticipate that 2004 capital expenditures will be below 2004 depreciation and that we will fund capital expenditures for the remainder of 2004 with cash generated from operations. The majority of the remaining amounts of 2004 capital expenditures are expected to be used principally to expand drilling fluids and environmental service capacity in growing markets as and when needed and will be adjusted depending on market conditions, our operating cash flows and other available cash resources. We currently anticipate that capital expenditures in 2005 will again be lower than depreciation.

     Our long term capitalization was as follows (in thousands):

	September 30,	December 31,
	2004	2003
Long-term debt:
Credit facility	$31,283	$52,500
Senior subordinated notes	125,000	125,000
Barite facilities financing	13,542	—
Mexico mat financing	5,493	—
Other	3,928	6,100

Total long-term debt	179,246	183,600
Stockholders’ equity	317,891	313,961

Total capitalization	$497,137	$497,561

Long-term debt to long-term capitalization	36.1%	36.9%

     On February 25, 2004, our bank credit facility was amended, restated and converted into an asset-based lending facility (the “Credit Facility”). The Credit Facility matures on February 25, 2007. Under the Credit Facility, we can borrow up to $85 million in the form of $15 million in term debt and $70 million in revolving debt. At September 30, 2004, $12.6 million was outstanding under the term portion of the Credit Facility. Availability under the revolving portion of the Credit Facility is based on a percentage of our eligible consolidated accounts receivable and inventory as defined in the Credit Facility. At September 30, 2004, total availability under the revolving portion of the Credit Facility was $57.9 million. At September 30, 2004, $10.8 million in letters of credit were issued and outstanding and $18.7 million was outstanding under the revolving portion of the Credit Facility, leaving $28.4 million of availability under the revolving portion of the Credit Facility at that date. The Credit Facility bears interest at either a specified prime rate (4.75% at September 30, 2004), or the LIBOR rate (1.98% at September 30, 2004), in each case plus a spread determined quarterly based upon a fixed charge coverage ratio. The weighted average interest rates on the outstanding balances under the respective credit facilities for the three months ended September 30, 2004 and 2003 were 4.4% and 5.7%, respectively. The weighted average interest rates on the outstanding balances under the respective credit facilities for the nine months ended September 30, 2004 and 2003 were 4.7% and 5.6%, respectively.

     During the third quarter of 2004, we closed a $15 million project financing of our recently completed barite mill, and $6.7 million in support of the new mat rental operation in Mexico. Proceeds from these transactions were applied to reduce advances under the Credit Facility.

     Ava, S.p.A (“Ava”), our European drilling fluids subsidiary, maintains its own credit arrangements, consisting primarily of lines of credit with several banks, with the lines renewed on an annual basis. Advances under these credit arrangements are typically based on a percentage of Ava’s accounts receivable or firm contracts with certain customers. As of September 30, 2004, Ava had a total of $6.6 million outstanding under these facilities. We do not provide a corporate guaranty of Ava’s debt.

     With respect to off balance sheet liabilities, we lease most of our office and warehouse space, rolling stock and certain pieces of operating equipment under operating leases. We have issued a guaranty of certain debt obligations of the manufacturer of our composite mats (“LOMA”). This guaranty is backed by a letter of credit. The amount of this guaranty as of September 30, 2004 was $7.1 million.

     The underlying debt obligation of LOMA matures in December 2008. The LOMA plant suspended production in May 2003 and has not resumed operations. As described in Note 12, on May 13, 2004, the Louisiana Fifteenth District Court judge awarded a judgment in the full amount of our complaint in a pricing dispute with LOMA. Lacking adequate liquidity from which to satisfy the judgment in cash, on August 11, 2004, Loma filed for protection under Chapter 11 of the Bankruptcy Code. The bankruptcy court has ordered and confirmed the appointment of a trustee to assume control over LOMA’s affairs while in Chapter 11. The appointment of a trustee allows us to file our own plan of reorganization, which we intend to do. At this juncture, it is impossible to predict when or if LOMA will be successfully reorganized or the exact details of any plan of reorganization. Because of the recent bankruptcy filing by LOMA, our guarantee may be called upon to fulfill LOMA’s debt obligation. Since our guarantee is secured by a letter of credit, there would not be any impact on the availability under our Credit Facility should performance under the guarantee be required.

     We have also issued a guaranty for certain debt obligations of a joint venture (“MOCTX”), which supplies a portion of our wooden mats on a day rate leasing basis. The amount of this guaranty as of September 30, 2004 was $4.6 million.

     Except as described in the preceding paragraphs, we are not aware of any material expenditures, significant balloon payments or other payments on long-term obligations or any other demands or commitments, including off-balance sheet items to be incurred within the next 12 months. Inflation has not materially impacted our revenues or income.

Critical Accounting Policies and Estimates.

     Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, which require us to make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments related to uncollectible accounts and notes receivable, inventory, customer returns, impairments of long-lived assets, including goodwill and other intangibles and our valuation allowance for deferred tax assets. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

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

New Accounting Standards.

     On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed Statement, “Share-Based Payment,” that addresses the accounting for share-based payment transactions under which a company receives employee services in exchange for equity instruments of the company, such as stock options. The proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion 25. (“APB 25”) and generally would require instead that such transactions be accounted for using a fair value-based method. We currently account for stock-based compensation using APB 25. On October 13, 2004, the FASB concluded Financial Accounting Standard 123R (“FAS 123R”), “Share-

Based Payment,” which will require companies to measure compensation cost for all share-based payments at fair value, to be effective for interim or annual periods beginning after June 15, 2005. The proposed Statement, if adopted, would require us to begin accounting for stock options under this method beginning in the quarter ended September 30, 2005. It is currently not known whether the implementation of FAS 123R would result in financial results materially different from those presented in Note 5 or if we will early adopt this Statement, as encouraged by the FASB.

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

     We have completed our assessment of the impact of FIN 46 on the reporting for our three variable interest entities. These variable interest entities consist of a 90% interest in a Mexican joint venture for the sale and lease of DuraBase™ composite mats in the Mexican market (DuraBase de Mexico), a 49% interest in a joint venture with the leading producer of wooden mats (“MOCTX”) and a 49% interest in the Loma Company, LLC (“LOMA”), the producer of DuraBase™ composite mats. Based on our assessments, we determined that we are the primary beneficiary of DuraBase de Mexico, and have consolidated the financial statements of DuraBase de Mexico with our financial statements. Based on our assessments, we determined that we are not the primary beneficiary of MOCTX and we continue to account for this investment under the equity method. We issued a guaranty for certain debt obligations of MOCTX. The amount of this guaranty as of September 30, 2004 was $4.6 million.

     Based on our assessments, we determined that we are the primary beneficiary of LOMA. However, we continue to account for our 49% investment in LOMA under the equity method because LOMA’s financial position and results of operations are not material to our consolidated financial statements. In addition, due to the ongoing dispute and pricing litigation discussed in Note 12, we currently do not have access to and have been unable to obtain current and reliable financial information as of and for the period ended September 30, 2004. Based on the latest available financial information on LOMA, which is as of December 31, 2003, LOMA would have represented less than 2% of our consolidated total assets as of December 31, 2003. Substantially all of the operating activity of LOMA is with us or one of our wholly-owned subsidiaries and this activity would be eliminated in consolidation. Our investment in LOMA as of September 30, 2004 was $11.4 million, including $10.2 million in receivables recorded in connection with the recent judgment in our pricing dispute (see Note 12).

     We have issued a guaranty of certain debt obligations of LOMA. This guaranty is backed by a letter of credit. The amount of this guaranty as of September 30, 2004 was

$7.1 million. The LOMA plant suspended production in May 2003 and has not resumed operations. On August 11, 2004, The Loma Company initiated a Chapter 11 Reorganization Proceeding in the Federal Bankruptcy Court for the Western District of Louisiana.

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

Interest Rate Risk

     Our policy has historically been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At September 30, 2004, we had total debt outstanding of $191.1 million, of which $125 million, or 65%, relates to our Senior Subordinated Notes (the “Notes”), which bear interest at a fixed rate of 8.625%. The remaining $66.1 million of debt outstanding at September 30, 2004 bears interest at a floating rate. At September 30, 2004, the weighted average interest rate under our floating-rate debt was approximately 5.2%. Assuming a 200 basis point increase in market interest rates during 2004, our annual interest expense would increase approximately $800,000, net of taxes, resulting in a $0.01 per diluted share reduction in annual earnings.

     The Notes mature on December 15, 2007. There are no scheduled principal payments under the Notes prior to the maturity date. However, all or some of the Notes may be redeemed at a premium after December 15, 2002. We have no current plans to repay the Notes ahead of their scheduled maturity.

Fair Value of Financial Instruments

     The fair value of cash and cash equivalents, net accounts receivable, accounts payable and variable rate debt approximated book value at September 30, 2004. The fair value of the 8.625% Notes totaled $126.7 million at September 30, 2004. The fair value of the Notes has been estimated based on quotes from the lead broker.

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

     During the three months and nine months ended September 30, 2004, we reported foreign currency losses of $76,000 and $217,000, respectively. During the three months and nine months ended September 30, 2003, we reported a foreign currency loss of $16,000 and a foreign currency gain of $758,000, respectively. These transactional gains and losses were primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including intercompany advances which are deemed to be short-term in nature. We estimate that a hypothetical 10% movement of all applicable foreign currency exchange rates would affect annual earnings by approximately $500,000, due to the revaluing of these monetary assets and intercompany balances.

     Assets and liabilities of our foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive loss in the stockholders’ equity section of our balance sheet. Included in comprehensive income are a translation loss of $788,000 and a translation gain of $5.1 million for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, net assets of foreign subsidiaries included in our consolidated balance sheet totaled $28.2 million. We estimate that a hypothetical 10% movement of all applicable foreign currency exchange rates would affect other comprehensive income by approximately $2.8 million.

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

PART II

ITEM 1. Legal Proceedings.

     In 2002, a Newpark subsidiary filed suit against LOMA asserting it had been overcharged for DuraBase™ composite mats purchased from LOMA. On June 29, 2004, the Louisiana Fifteenth Judicial District Court granted judgment in our favor affirming our interpretation of the pricing of the DuraBase™ composite mats and awarding us $11.7 million in damages for overcharges through December 31, 2002. The state court judgment further denied LOMA’s and OLS Consulting Services, Inc.’s (“OLS”) claim to void Newpark’s exclusive license to use and sell the composite mats. The judgment has been appealed by LOMA and OLS to the Louisiana Third Circuit Court of Appeal. Lacking adequate liquidity to obtain a bond to suspend execution of the judgment pending appeal, LOMA filed for protection under Chapter 11 of the Bankruptcy Code on August 11, 2004. The bankruptcy court has ordered and confirmed the appointment of a trustee to assume control over LOMA’s affairs while in Chapter 11. The appointment of a trustee allows us to file our own plan of reorganization, which we intend to do. At this juncture, it is impossible to predict when or if LOMA will be successfully reorganized or the exact details of any plan of reorganization.

     In connection with the judgment of the pricing litigation with LOMA in the second quarter of 2004, we recorded a receivable from LOMA, totaling $10.2 million, net of an allowance of approximately $6.8 million. This receivable is included in other long-term assets as of September 30, 2004. The recorded value of the receivable is net of any allowances for amounts deemed to be uncollectible from Loma in the future. Net reductions to inventory and property, plant and equipment in the amount of $3.4 million and $5.2 million, respectively, were recorded in connection with the recording of this receivable. These reductions were made to reduce mat costs to the amounts determined as appropriate by the state court judgment, as opposed to the amounts originally invoiced by LOMA.

     Also as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003, in response to the filing of a lawsuit by Newpark Drilling Fluids, L.L.C., one of our subsidiaries, certain of the individual defendants in the lawsuit filed stockholder derivative claims with respect to alleged misconduct as a cross-complaint to the lawsuit. A settlement of this litigation was reached through mediation on July 15, 2004. While the final settlement documents have not been executed as of the date of this report, we expect to recover our cumulative legal and other costs over the term of the settlement and will avoid related legal costs in future periods. Our cost to date has been $3.6 million, of which $2.5 million was related to the original lawsuit and $1.1 million was related to defense of the stockholder derivative claims. We have received acknowledgement from our insurance carrier that defense costs of the stockholder derivative claims is a covered item, subject to a deductible of $100,000. We have recorded a receivable in the amount of $1.0 million as of September 30, 2004 related to the amount recoverable from the insurance carrier. Included in General and Administrative expense for the three month and nine month periods ended September 30, 2004, are defense costs, net of anticipated recovery totaling $345,000 and $2.3 million, respectively.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.

ITEM 3. Defaults Upon Senior Securities

     Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

ITEM 6. Exhibits

10.1	Loan agreement dated July 26, 2004 between Excalibar Minerals, Inc. and Excalibar Minerals of LA, L.L.C., as borrowers and RBS Lombard, Inc. as lender.

31.1	Certification of James D. Cole pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Matthew W. Hardey pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Matthew W. Hardey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NEWPARK RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2004

NEWPARK RESOURCES, INC.

By:	/s/ James D. Cole

James D. Cole, Chairman and Chief
Executive Officer

By:	/s/ Matthew W. Hardey

Matthew W. Hardey, Vice President
and Chief Financial Officer

EXHIBIT INDEX

10.1	Loan agreement dated July 26, 2004 between Excalibar Minerals, Inc. and Excalibar Minerals of LA, L.L.C., as borrowers and RBS Lombard, Inc. as lender.

31.1	Certification of James D. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Matthew W. Hardey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Cole pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Matthew W. Hardey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.