Form 10-K
period 2004-12-31
NEWPARK RESOURCES INC
filed 2005-03-16
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File No. 1-2960

Newpark Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1123385 (I.R.S. Employer Identification No.)

3850 N. Causeway, Suite 1770 Metairie, Louisiana (Address of principal executive offices)	70002 (Zip Code)

(504) 838-8222
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $0.01 par value	New York Stock Exchange
8-5/8% Senior Subordinated Notes due 2007, Series B	New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.      Yes ☑ No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2004, was $500.4 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.

     As of March 11, 2005, a total of 84.2 million shares of Common Stock, $0.01 par value per share, were outstanding.

Documents Incorporated by Reference

     Pursuant to General Instruction G(3) to this form, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof are incorporated by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 8, 2005.

NEWPARK RESOURCES, INC.
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item		Page
Number	Description	Number
	PART I

1	Business	5
2	Properties	23
3	Legal Proceedings	24
4	Submission of Matters to a Vote of Security Holders	26

	PART II

5	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	26
6	Selected Financial Data	27
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
7A	Quantitative and Qualitative Disclosures About Market Risk	47
8	Financial Statements and Supplementary Data	49
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	89
9A	Controls and Procedures	89
9B	Other Information	91

	PART III

10	Directors and Executive Officers of the Registrant	91
11	Executive Compensation	91
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	91
13	Certain Relationships and Related Transactions	91
14	Principal Accountant Fees and Services	91

	PART IV

15	Exhibits and Financial Statement Schedules	92
	Signatures	93
Form of Stock Option under 1995 Incentive Stock Option Plan
Form of Stock Option under 2004 Non-Employee Directors' Stock Option Plan
Form of Award Agreement under 2003 Long-Term Incentive Plan
2nd Amend. to Amended Credit Agreement
2nd Amend. to Pledge and Security Agreement
1st Amend. to Loan Agreement
Ratio of Earnings to Fixed Charges
Subsidiaries of the Registrant
Consent of Ernst & Young LLP
Powers of Attorney
Certification of James D. Cole pursuant to Section 302
Certification of Matthew W. Hardey pursuant to Section 302
Certification of James D. Cole pursuant to Section 906
Certification of Matthew W. Hardey pursuant to Section 906

Note:  The responses to Items 10, 11, 12, 13 and 14 will be included in the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held June 8, 2005. The required information is incorporated into this Report by reference to such document and is not repeated here.

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

     Among the risks and uncertainties that could cause future events and results to differ materially from those anticipated by us in the forward-looking statements included in this report are the following:

•	A material decline in the level of oil and gas exploration and production and any reduction in the industry’s willingness to spend capital on environmental and oilfield services could adversely affect the demand for our services;

•	Material changes in oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital could adversely affect the demand for our services;

•	Changes in domestic and international political, military, regulatory and economic conditions may adversely affect the demand for oil and gas or production volumes;

•	A rescission or relaxation of government regulations affecting E&P and NORM waste disposal could reduce the demand for our services and reduce our revenues and income.

•	Changes in existing regulations could require us to change the way we do business, which may have a material adverse affect on our consolidated financial statements;

•	Our patents or other proprietary technology may not prevent our competitors from developing substantially similar technology, which would reduce any competitive advantages we may have from these patents and proprietary technology;

•	We may not be able to keep pace with the continual and rapid technological developments that characterize the market for our products and services, and our failure to do so may result in our loss of market share;

•	We face intense competition in our existing markets and expect to face tough competition in any markets into which we seek to expand, which will put pressure on our ability to maintain our current market share and may limit our ability to expand our market share or enter into new markets;

•	Our acquisitions may not achieve sales and profitability levels that justify our investment in them, which could result in these businesses placing downward pressure on our margins or our disposing of these businesses at a loss;

•	The demand for our services may be adversely affected by shortages of critical supplies or equipment in the oil and gas industry and personnel trained to operate this equipment;

•	We may not be successful in gaining acceptance or market share for our products and services, including our DeepDrill™ and FlexDrill™ technology, our Dura-Base® and Bravo™ mats and our newly licensed proprietary water treatment technology;

•	We may not be able to maintain the necessary permits to operate our non-hazardous waste disposal wells or we may not be able to successfully compete in this market;

•	Adverse weather conditions could disrupt drilling operations and reduce the demand for our services;

•	We may fail to comply with any of the numerous Federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our business, or these regulations and policies may change, and we may face fines or other penalties if we fail to comply with these new regulations, or be forced to make significant capital expenditures or changes to our operations;

•	Our business exposes us to potential environmental or regulatory liability, and we could be required to pay substantial amounts with respect to these liabilities, including the costs to clean up and close contaminated sites;

•	We may not have adequate insurance for potential liabilities, and any significant liability not covered by insurance or in excess of our coverage limits could have a material adverse affect on our financial condition;

•	Our international operations are subject to uncertainties which could limit our ability to expand or reduce the revenues and profitability of these operations, including difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties and regulations, unexpected changes in regulatory environments, inadequate protection of intellectual property in foreign countries, legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers, among other risks;

•	Any increases in interest rates under our credit facility, either as a result of increases in the prime or LIBOR rates or as a result of changes in our funded debt to cash flow ratio, would increase our cost of borrowing and have an adverse affect on our consolidated financial statements; and

•	We may not be able to retire or refinance our long-term debt at or before its maturity, whether due to conditions in financial markets or our own financial condition at that future time. We also cannot provide any assurances that we will be able to obtain any replacement long-term financing on terms as favorable to us as under our current financing.

     For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in the Prospectus included in our Registration Statement on Form S-3 filed on May 8, 2002 (File No. 333-87840), and to the section entitled “Forward-Looking Statements” on page 17 of that Prospectus.

PART I

ITEM 1. Business

General

     Newpark Resources, Inc. principally markets its services to the oil and gas exploration and production (“E&P”) industry. Since 1997, we have been working to broaden geographic and customer markets beyond the U.S. Gulf Coast. Through these efforts, we now operate in west Texas, the U.S. Mid-continent, the U.S. Rocky Mountains, Canada, areas of Europe and North Africa surrounding the Mediterranean Sea and Mexico. We provide, either individually or as part of a comprehensive package, the following products and services:

•	drilling fluids, associated engineering and technical services;

•	mat and integrated services; and

•	processing and disposing of E&P waste and non-hazardous industrial wastes for the refining, petrochemical and manufacturing industry in the U.S. Gulf Coast market.

We have recently announced the formation of a wholly owned subsidiary, Newpark Environmental Water Solutions, LLC (“NEWS”), through which we intend to commercialize a proprietary and patented water treatment technology. The new technology facilitates the removal of dissolved solids from the wastewater stream before it is introduced into conventional treatment processes, rendering those processes much more effective and economical. We expect our initial revenues for NEWS in the second quarter of 2005.

     In our drilling fluids business, we offer unique solutions to highly technical drilling projects involving complex subsurface conditions. These projects require critical engineering support of the fluids system during the drilling process to ensure optimal performance at the lowest total well cost. We have introduced and are continuing to develop the market for the DeepDrill™ and FlexDrill™ systems of high-performance, water-based drilling fluids and related specialty products incorporating our advanced technology products. We have introduced an oil-based drilling fluid system that incorporates a product from the DeepDrill™ family to replace salt, which we believe solves some of the environmental problems associated with oil-based fluids while improving drilling performance. We believe that these new products will make it easier for our customers to comply with increasingly strict environmental regulations affecting their drilling operations and improve the economics of the drilling process. (See discussion of Environmental Regulations beginning on page 15.)

     We sell drilling fluids to the U.S. Gulf Coast market, west Texas, the U.S. Mid-continent, the U.S. Rocky Mountains, western Canada and in areas of Europe and North Africa adjacent to the Mediterranean Sea. The service infrastructure that enables us to participate in the drilling fluids market in these regions includes our industrial minerals grinding capacity for barite, a critical raw material for drilling fluids operations in these regions. We also sell a variety of other minerals, principally to industrial markets, from our main plant in Channelview, Texas and from a plant in Dyersburg, Tennessee.

     In our mat and integrated services business, we use both a patented interlocking wooden mat system and the Dura-Base® composite mat system to provide temporary access roads and worksites in unstable soil conditions. These mats are used primarily to support oil and gas exploration operations along the U.S. Gulf Coast and are typically provided to the customer under short term contracts. Occasionally, however, we sell the mats to the customer when necessary for permanent access to a site or facility.

     We initially believed that the Dura-Base® mat would eventually replace a significant portion of our traditional wooden mats in many applications and provide significant economic benefits because the Dura-Base® mats are lighter, stronger, require fewer repairs and last longer than our wooden mats. Because we receive better rates and terms from use of the Dura-Base® mats in non-oilfield markets, we have now begun redeploying these mats to new market opportunities, reducing the quantity available in the oilfield market. In addition, we have sold some of the used Dura-Base® mats to customers outside of our oilfield market area. Dura-Base® products have been sold primarily to E&P operators outside of our traditional Gulf Coast market and to construction, service and rental companies in non-oilfield markets throughout the U.S. We have recently established a new operating company, Composite Mat Solutions, LLC, in which we will consolidate all of our composite mat manufacturing and sales activity. We believe that this specialized and focused organization will provide improved financial performance from the investment that we have made to date in this product line. We believe that significant potential exists for future sales in these key markets. Certain other foreign markets appear to hold potential as temporary use markets, and we formed a joint venture in Mexico in 2004 to serve the needs of that country.

     We also provide other services for our customers’ oil and gas exploration and production activities that are principally included within our “Mat and Integrated Services” segment. These services include:

•	oilfield construction services, including hooking-up and connecting wells, installing production equipment and maintaining the production site and facilities during the life of the well;

•	waste pit design, construction and installation;

•	regulatory compliance assistance; and

•	site remediation and closure.

     We process and dispose of E&P waste generated by our customers. A portion of the material received is recycled and delivered to municipal landfill facilities for application as a commercial product as cell liner material or daily cover material. This reuse product meets all EPA specifications for reuse. Recently, approximately 25% to 30% of the total waste that we received has been processed for reuse in this manner. The remaining material is injected, after further processing, into environmentally secure geologic formations effecting a permanent isolation of the material from the environment. During 2003, we opened a facility in Wyoming to serve the disposal needs of exploration and production companies in the Jonah-Pinedale area.

     Since 1994, we have been licensed to process E&P waste contaminated with naturally occurring radioactive material, or NORM. (For more information on NORM, please refer to the discussion under Environmental Regulation beginning on page 15.) We currently operate under a license that authorizes us to directly inject NORM into dedicated disposal wells at our Big Hill, Texas facility. This is the only offsite facility in the U.S. Gulf Coast licensed for this purpose. Recent regulatory changes in the U.S. have begun to restrict the permissible concentration of NORM in drinking water and other aqueous streams classified as industrial wastes. We are pursuing expanded license authority to accommodate these industrial NORM wastes at our facility. Since July 1999, we have operated a facility to dispose of non-hazardous industrial waste. This facility uses the same waste disposal technology we use for E&P waste and NORM waste disposal.

     During 2004, Newpark began execution of a strategy to commercialize a proprietary and patented technology for which it has obtained an exclusive license for use in the U.S. and Canada. The technology utilizes ultrasonic cavitation to accelerate chemical reactions facilitating the removal of dissolved solids from aqueous waste streams. The first application of the technology is being implemented at the Company’s produced water disposal facility serving the Jonah-Pinedale trend in Wyoming. We recently announced the first contract for application of the technology to facilitate beneficial reuse of wastewater from coal bed methane production near Gillette, Wyoming. Newpark believes that the technology has application in other markets as well and is actively investigating its application to the water processing needs arising from production of oil in the Canadian tar sands market.

     Newpark was originally organized in 1932 as a Nevada corporation. In April 1991, we changed our state of incorporation to Delaware. Our principal executive offices are located at 3850 North Causeway Boulevard, Suite 1770, Metairie, Louisiana 70002. Our telephone number is (504) 838-8222.

Industry Fundamentals

     Demand for our services has historically been driven by several factors: (i) commodity pricing of oil and gas; (ii) oil and gas exploration and production expenditures and activity and the trend toward drilling in deeper geologic zones; (iii) the desire to drill in more environmentally difficult areas, such as the coastal marsh and inland waters near the coastline (transition zone) of the Gulf Coast, as well as Tundra of Alaska, the Canadian muskeg, the jungles of South America and the coastal marshes of Indonesia; (iv) use of more complex drilling techniques that tend to generate more waste; and (v) increasing environmental regulation of the waste created while drilling for oil and gas (E&P waste).

     The demand for most of our services is related to the level, type, depth and complexity of oil and gas drilling. The most widely accepted measure of activity is the Baker-Hughes Rotary Rig Count. Late in 1997, the number of drilling rigs working in the U.S. Gulf Coast region reached the highest level since 1990. It then began a precipitous decline that culminated in mid-1999 at the lowest level in over 50 years. From that bottom in 1999, activity rebounded during 2000 and early 2001, reaching a peak comparable to the 1997 period in July 2001. Since that date, the average rig activity in the Gulf Coast market has declined about 33% and has been relatively stable at about that level for the last three years. Industry observers anticipate that recent high commodity prices for oil and gas could result in a slow improvement in this indicator.

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

     The 2000-2001 peak activity level was marked by record high utilization of available rigs, personnel and support equipment which approached 100%. This was exacerbated by the trend toward deeper drilling which carried inherently higher risks of both economic and physical failure. At the limits of service industry capacity, efficiency declined. In addition, little incremental volume of hydrocarbons were discovered at much higher incremental cost. This became evident in the published financial results of E&P operators active in The Gulf Coast market. Influenced by the poor performance in this market, E&P operators began to focus on other exploration opportunities in the U.S. Beginning in late 2001, the percentage of total U.S. drilling activity represented by the Gulf Coast market has been in a continual decline, dropping from 35.9% to less than 19% in December

2004. The net effect is that following the late 2001 collapse in activity levels, the Gulf Coast market activity has declined approximately 33% and has not participated in the resurgence of drilling activity that has occurred in other markets throughout the U.S. since the first quarter of 2002.

     The oilfield market for environmental services has grown due to increasingly stringent regulations restricting the discharge of exploration and production wastes into the environment. Most recently, the U.S. EPA has published new regulations significantly limiting discharges of drilling wastes contaminated with synthetic-based mud (“SBM”) into the offshore Gulf of Mexico, which became effective on February 19, 2002. These new regulations have had a material effect on the industry’s disposal practices in the offshore market. Louisiana, Texas and other states have enacted comprehensive laws and regulations governing the proper handling of E&P waste and NORM, and regulations have been proposed in other states. As a result, waste generators and landowners have become increasingly aware of the need for proper treatment and disposal of this waste in both drilling new wells and remediating production facilities.

     As the search for new and increased sources of energy expands to new geographic markets, and as the EPA discharge limitations in those markets tighten, operators are seeking new and improved methods of managing the waste streams created in exploration and production. These discharge permit limitations have in many instances hampered the production of oil and gas in several markets that are of increasing importance to U.S. energy supplies, including the Jonah-Pinedale trend in northwestern Wyoming and the coal bed methane trend in the northeastern part of that state. We have begun to utilize proprietary and patented technology for which we have obtained an exclusive license for use in the U.S. and Canada to serve these markets. The technology utilizes ultrasonic cavitation to accelerate chemical reactions facilitating the removal of dissolved solids from aqueous waste streams. We believe that the technology has application in other markets as well and are actively investigating opportunities to apply the technology to the water processing needs arising from production of oil in the Canadian tar sands market.

     We receive non-hazardous industrial waste principally from generators in the Gulf Coast market. Those generators include refiners, manufacturers, service companies and municipalities that produce waste that is not regulated under The Resource Conservation and Recovery Act. We believe we can effectively serve the market that extends from Baton Rouge, Louisiana to Houston, Texas from the current facility located near the Texas-Louisiana state line.

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

     Waste Injection. Since 1993, we have developed and used proprietary technology to dispose of E&P waste by low-pressure injection into unique geologic structures deep underground. In December 1996, we were issued patents covering our waste processing and injection operations. We believe that our injection technology is the most environmentally safe and cost-effective method for disposing oilfield wastes offsite and that this technology is suitable for disposing other types of waste. We completed and began operating a non-hazardous industrial waste injection disposal facility in July 1999.

     Patented Mats. We own or license several patents that cover our wooden mats and subsequent improvements. To facilitate entry into new markets and reduce our dependence on hardwood supplies, we obtained the exclusive license for a patented composite mat manufactured from plastics and other materials.

     High- Performance Water-Based Fluids Sysems. We own the patent rights to a family of high-performance, water-based products, which we market as the DeepDrill™ and FlexDrill™ systems. These systems include up to 10 proprietary performance-enhancing components, each formulated for environmental protection. The unique products offer formulation versatility to solve a wide variety of operational challenges. These include enhanced lubricity for faster penetration rates and torque and drag reduction, and superior shale inhibition to provide wellbore stability, solids management and minimal hole enlargement. The systems’ water-based formulations offer several advantages over oil- or synthetic-based systems, including critical hydraulics management capability to minimize lost returns and formation ballooning in deepwater applications, avoidance of costly disposal and waste management issues, and enhanced electric log interpretation capability. This technology has also led to our development of salt-free oil-based drilling fluids that facilitate on-site composting of the waste stream in compliance with Canadian environmental regulations limiting compost salt content.

     Waste Water Processing In 2004, we obtained the exclusive license to use patented and proprietary technology facilitating the removal of dissolved solids from liquid streams. We believe that this technology has significant operating advantages over currently available methods and have targeted the treatment of production water from the E&P operations of our customers as a first priority for development of this new product line. On February 14, 2005 we announced the first contract award for application of this new technology. We believe that the technology yields the greatest competitive advantage in areas faced with more rigorous discharge limitations due to its advanced capabilities. In addition, we believe that it will have a particularly beneficial application in dealing with the water purification challenges facing oil producers active in Canada’s tar sands market.

     Low Cost Infrastructure. We have assembled a low cost infrastructure to receive and process E&P waste in the U.S. Gulf Coast region that includes strategically located transfer stations for receiving waste, a large fleet of barges for the most cost-efficient transportation of waste and geologically-secure injection disposal sites.

     Integration of Services. We believe we are one of the few companies in the U.S. Gulf Coast able to provide a package of integrated services to help solve customers’ problems. Our mats provide the access roads and work sites for a majority of the land drilling in the Gulf Coast market. Our on-site and off-site waste management services are frequently sold in combination with our mat rental services. In addition, through our drilling fluids business we market drilling fluids with other related services, including technical and engineering services, disposal of used fluids and other drilling waste, construction services, site cleanup and site closure. Consequently, we believe that we are well positioned to take advantage of the industry trend towards outsourcing and vendor consolidation.

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

     Experienced Management Team. Our executive and operating management team has built and augmented our capabilities over the years, allowing us to develop a base of knowledge and a unique understanding of the drilling fluids, oilfield construction and waste disposal markets. Our executive and operating management team has an average of 25 years of industry experience, and an average of 14 years with us. We have strengthened our management team by retaining key management personnel of the companies we have acquired and by attracting additional experienced personnel.

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

     Technical Drilling Fluids Products Leadership. Our strategy is to distinguish our fluids sales and engineering segment from our competitors by providing our customers with innovative engineering software and analysis systems and solutions used to develop drilling fluids programs that maximize the probability of drilling success. Our DeepDrill™ and FlexDrill™ Fluids Systems were created in anticipation of both increasing environmental regulation and increasingly complex drilling processes. These systems include 10 proprietary components, which provide unique solutions to both performance and environmental concerns in many drilling situations. Some of the performance areas that DeepDrill™ and FlexDrill™ systems can address include improved rates of penetration, superior lubricity, torque and drag reduction, shale inhibition, minimized hole enlargement and enhanced ability to log results and utilize measurement tools. Our ability to provide these high-performance and environmentally safe systems, products and services will play a major role in preventing or solving our customers’ drilling problems, while also reducing their total cost to drill a well.

     Develop the Worldwide Market for Dura-Base® Mats. We plan to continue the initiatives begun in fiscal 2002 that saw the Dura-Base® mat introduced in several key markets world-wide. We believe that these composite mats have worldwide applications in oilfield, industrial, commercial, military and emergency response markets because the strength, durability, weight and shelf life. These characteristics provide an advantage over traditional wooden mats and other alternate products. Key markets include applications in support of the oil and gas industry in Western Canada, Alaska, Indonesia, Russia (Sakhalin Island) and Mexico. Other markets that we consider potentially important include infrastructure construction and rehabilitation in the United States, principally focused on electric power transmission lines currently being expanded and rehabilitated to meet increased energy demand, and military applications for the mats worldwide. To further these objectives, we have established a new business unit to consolidate all of our composite mat manufacturing and sales activities.

     Introduce and Market New Composite Mat Products. In 2003, we produced a prototype of a new mat product that we now market as the Bravo™ mat system, a unit that weighs approximately 50 pounds and can readily be installed by a single individual without the need for mechanical assistance. These mats provide 12.25 square feet of surface area and interlock to provide a stable surface for pedestrian traffic and light equipment loads. In 2004 we improved the production technology employed for this system and have since begun regular production of the Bravo™ system. We believe that a broad market for this new product potentially exists within the events support industry for use as tent floors, temporary outdoor exhibition space, and other similar applications that call for a lightweight, readily moveable product.

     Improve Mat Utilization. Improving the utilization of our mat fleet available for temporary use is an important part of our strategy. Over the past two years, adverse market conditions have produced a declining trend in mat pricing and utilization. Total industry inventory of mats available for temporary use has recently declined by 50%. Recent market activity does not support expansion of this fleet of mats, and we plan to continue to selectively reduce capacity of and redeploy mats to more profitable markets. These new market opportunities include use of the mats in infrastructure construction projects, including maintenance and upgrades of electrical transmission lines and in temporary roadways for transportation of oversized and very heavy loads. We established a mat operation in Mexico during 2004 to serve that country’s developing oil and gas exploration market, and expect it to begin generating revenues in 2005.

     Service and Product Extensions. We believe we can apply the proprietary waste processing and injection technology we have pioneered and developed in the oil and gas exploration industry to other industrial waste markets. In 2003 we opened a production water disposal facility to serve operators in the Jonah-Pinedale field in Wyoming. The first commercial application of our new water treatment technology in the U.S. will be at the Jonah-Pinedale facility and operation of the new plant should begin early in the second quarter of 2005. We are actively marketing this unique waste processing technology to treat wastewater from exploration and production streams, and test results indicate that it could be useful in many oilfield and industrial applications.

Description of Businesses

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

     Recent changes in regulations in Canada that limit the amount of salt that may be left behind once the oil has been digested in the composted materials created an opportunity for us to introduce a new drilling fluids product in that market. Using one of the ingredients of our DeepDrill™ and FlexDrill™ systems, our technical staff created a salt-free drilling fluid now in use in Canada that allows the composting technique to continue to be used even after the new and more restrictive regulations were adopted. In addition, the new fluid was found to drill significantly faster than conventional oil-based systems. We expect the synergies resulting from linking our environmental services and drilling fluids technologies to continue to lead to new products and services by which we will distinguish ourselves from our competitors.

MAT AND INTEGRATED SERVICES

Mat services and sales.

     Since 1988, we have used a patented prefabricated interlocking wooden mat system for constructing drilling and work sites, which replaced the labor-intensive individual hardwood boards used for that purpose. In 1994, we began looking for other products that could substitute for wood in the mats. In 1997, we formed a joint venture to manufacture our Dura-Base® composite mat, which is lighter, stronger and more durable than the wooden mats currently in use. The manufacturing facility was completed in the third quarter of 1998 and immediately began producing the new composite mats. The facility has the capacity to manufacture up to 42,000 units annually at full production. Production has been suspended since May 2003 due to our high inventory level and the low third party sales volume resulting from weak market conditions.

     Current market conditions have made it difficult to earn a satisfactory return on investment in the temporary use business in the Gulf Coast oilfield market. While we are working to improve utilization in that market, we have begun to redeploy the composite mats to other markets, including Mexico and non-oilfield markets. We will continue to evaluate our available capacity, pricing and utilization in this market during 2005 in the hope that an anticipated increase in drilling activity may contribute to improved financial results in the segment.

     Markets. We provide mats to the oil and gas industry to ensure all-weather access to exploration and production sites in the unstable soil conditions common along the onshore Gulf of Mexico and Western Canada. We also install access roads and temporary work sites for pipeline, electrical utility and highway construction projects where soil protection is required by environmental regulations or to assure productivity in unstable soil conditions. We have supplied mats on a temporary basis for non-oilfield projects nationwide and are working to broaden the customer base and expand this aspect of our business.

     Re-rentals and Sales. Customers use our mats at oilfield drilling and work sites for a typical initial period of 60 days. The initial charge compensates us for the cost of installation and the initial period of use. Often, the customer extends the initial term for additional 30-day periods, resulting in additional revenues. These “re-rental revenues” provide higher margins than the initial installation revenues because only minimal incremental costs accrue to each re-rental period. Non-oilfield rentals are generally provided on a “day-rate” basis with rentals beginning the day the mats are transported from our facility and ending when the mats are returned to our site. Factors which may increase rental revenue from the oil and gas industry include a trend toward deeper drilling, taking a longer time to reach the desired target and increased commercial success, requiring logging, testing, and completion (hook-up), and extending the period during which access to the site is required. Occasionally, the customer purchases wooden mats for installation when a site is converted into a permanent worksite. Non-oilfield rentals should benefit from increased customer awareness of the product as we continue to develop the commercial and industrial market.

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

     Canadian Market. We believe that western Canada will be a key long-term supplier of energy to the U.S. In the parts of Canada where drilling activity is most prevalent, soil conditions are similar to the marsh regions of the U.S. Gulf Coast. Drilling has historically taken place when this ground is frozen. During the break-up season, beginning in March or April and continuing until the ground freezes late in the year, drilling decreases dramatically because of reduced access to drilling sites. Our mat system provides year-round work-site access in these areas. We began working to develop a market in Canada in the first quarter of 1998. In 2003 we sold our rental inventory of wooden mats to local service providers and exited the rental business. We are now focused on western Canada as a sales market for Dura-Base® composite mats and wooden mats.

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

     Wood Product Sales. We own a sawmill in Batson, Texas that provides hardwood lumber to support our wooden mat business. The mill’s products include lumber, timber, wood chips, bark and sawdust. Pulp and paper companies in the area supply a large proportion of the hardwood logs processed at the sawmill and, in turn, are the primary customers for wood chips created in the milling process. We believe that the market for premium hardwood mats will continue to develop and foresee continued cyclical demand for the mats in Western Canada and the Gulf Coast market. To offset the cyclical nature of these markets, other markets for the wood products are being developed, including marine lumber, construction skid material, timbers for crane mats and support lumber for packaging.

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

     Site Assessment. Site assessment work begins prior to installing mats on a drilling site and generally begins with a study of the proposed well site. This includes site photography, background soil sampling, laboratory analysis and investigating flood hazards and other native conditions. The assessment determines whether the site has previously been contaminated and provides a baseline for later restoration to pre-drilling condition.

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

     Site Remediation.

     •   E&P Waste (Drilling). When the drilling process is complete, under applicable regulations, wastewater on the site may be chemically and/or mechanically treated to eliminate its waste-like characteristics and discharged into surface waters. Other waste that may not remain lawfully on the surface of the site may be land-farmed on the site or injected into geologic formations to minimize the need for offsite disposal. Any waste that cannot, under regulations, remain onsite is manifested and transported to an authorized facility for recycling, processing and disposal at the direction of the generator or customer.

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

     Site Closure. Site closure services are designed to restore a site to its pre-drilling condition, replanted with native vegetation. Closure also involves delivering test results indicating that closure has been completed in compliance with applicable regulations. This information is important to the customer because the operator is subject to future regulatory review and audit. In addition, the information may be required on a current basis if the operator is subject to a pending regulatory compliance order.

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

     The volume of waste handled by us in 2004, 2003 and 2002 is summarized in the table below:

	2004	2003	2002
	(Barrels In Thousands)
Drilling and Production	3,084	3,538	3,133
Remediation Disposal	142	51	123

Total	3,226	3,589	3,256

     We operate seven receiving and transfer facilities located along the U.S. Gulf Coast, from Venice, Louisiana, to Corpus Christi, Texas. Waste products are collected at the transfer facilities from three distinct exploration and production markets: offshore, land and inland waters. In addition, we occasionally receive waste from remediation of production facilities in these markets. A fleet of 49 double-skinned barges certified by the U.S. Coast Guard to transport E&P waste supports these facilities. Waste received at the transfer facilities is moved by barge through the Gulf Intracoastal Waterway to our processing and transfer facility at Port Arthur, Texas, and if not recycled, is trucked to injection disposal facilities at Fannett, Texas.

     Improved processing equipment and techniques and increased injection capacity have substantially reduced waste volumes recycled for reuse and delivered to local municipal landfills as a commercial product. Recently, approximately 25% to 30% of the total waste that we received has been processed into a reuse product. Landfill operators are required by regulations to cover the solid waste received each day in their facilities with earth or other inert material. Our reuse product is utilized at either the City of Port Arthur Municipal Landfill or the City of Beaumont Municipal Landfill as cover or construction material pursuant to contracts with these cities. We also have developed alternative uses for the product as road base material or construction fill material.

     We provide environmental services to the drilling and production industry in Canada, including using composting technology. This technique bioremediates the drill cuttings and drilling waste on location. In eastern Canada, these services are performed at our own facilities. The customer-generated waste is mixed with wood chips and a proprietary recipe of water and nutrients and allowed to compost until the contaminants are naturally biodegraded below regulatory thresholds. Once remediation is completed, the remaining compost is returned to the customer for spreading and reseeding with native vegetation on their property. This technology is also being used in other markets, including Wyoming, and further market penetration is being pursued there.

     NORM Processing and Disposal. Many alternatives are available to the generator for treating and disposing of NORM. These include both chemical and mechanical methods designed to reduce volume, burying encapsulated NORM on-site within old well bores and soil washing and other techniques to dissolve and suspend the radium in solution to inject NORM liquids on-site. When these techniques are not economically competitive with offsite disposal, or not sufficient to bring the site into compliance with applicable regulations, the NORM must be transported to a licensed storage or disposal facility. We have been licensed to operate a NORM disposal business since September 1994. Since May 21, 1996, we have disposed of NORM by injection disposal at our Big Hill, Texas facility.

     Non-hazardous Industrial Waste. In September 1997, we applied for licensing authority to build and operate a facility that will process and dispose non-hazardous industrial waste. Permits were issued to us in February 1999, and operations began in the third quarter of 1999. Our market includes refiners, manufacturers, service companies and municipalities.

     Injection Wells. Our injection technology is distinguished from conventional methods in that it utilizes very low pressure, typically less than 100 pounds per square inch (“psi”), to move the waste into the injection zone. Conventional injection wells typically use pressures of 2,000 psi or more. If there were to be a formation failure or the face of the injection zone were to become blocked, this pressure could force waste material beyond the intended zone, posing a potential hazard to the environment. The low pressure we use is inadequate to drive the injected waste from its intended geologic injection zone.

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

Sources and Availability of Raw Materials and Equipment

     We believe that our sources of supply for materials and equipment used in our businesses are adequate for our needs and that we are not dependent upon any one supplier. Barite used in our drilling fluids business is primarily provided by our specialty milling company. In addition, barite is obtained from third-party mills under contract grinding arrangements. The raw barite ore used by the mills is obtained under supply agreements from foreign sources, primarily China and India. Due to the lead times involved in obtaining barite ore, a 90 day or greater supply of barite is maintained at the grinding facilities at all times. Other materials used in the drilling fluids business are obtained from various third party suppliers. No serious shortages or delays have been encountered in obtaining any raw materials, and we do not currently anticipate any shortages or delays.

     We obtain certain chemical compounds under long-term supply contracts with various chemical manufacturers, and we believe that we could arrange suitable supply agreements with other manufacturers if the current supplier became unable to provide the products in sufficient quantities.

     The resins, chemicals and other materials used to manufacture composite mats are widely available.

     We acquire the majority of our hardwood needs in our mat business from our own sawmill. The hardwood logs are obtained from loggers who operate close to the mill. Logging generally is conducted during the drier weather months of July through November. During this period, inventory at the sawmill increases significantly for use throughout the remainder of the year.

Patents and Licenses

     We seek patents and licenses on new developments whenever feasible. On December 31, 1996, we were granted a U.S. patent on our E&P waste and NORM waste processing and injection disposal system. The patent expires in 2013. We have the exclusive, worldwide licenses for the life of the respective patents to use and sell the wooden and composite mats that we use in our site preparation business. The licensor of the wooden mats continues to fabricate the mats for us and has the right to sell mats in locations where we are not engaged in business, but only after giving us the opportunity to take advantage of the opportunity. We have the exclusive right to use and resell the composite mats. Both mat licenses are subject to conditions for maintaining exclusivity, which we can satisfy by purchasing specified quantities of mats annually from the licensor. In our drilling fluids business, we have obtained patents on many of the components utilized in our DeepDrillTM and FlexDrill™ fluids systems and own the patent on the primary components and a number of related products.

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

Customers

     Our customers are principally major and independent oil and gas exploration and production companies operating in the markets that we serve. During the year ended December 31, 2004, approximately 40% of our revenues were derived from 20 major customers, including two major oil companies. No one customer accounted for more than 10% of our consolidated revenues. Given current market conditions and the nature of the products involved, we do not believe that the loss of any single customer would have a material adverse effect on our business.

     We perform services either under short-term standard contracts or under longer term negotiated agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant.

     We do not derive a significant portion of our revenues from government contracts of any kind.

Competition

     We operate in several niche markets where we are a leading provider of services. In our disposal business, we often compete with our major customers, who continually evaluate the decision to use internal disposal methods or to utilize a third-party disposal company, such as Newpark. We also compete in this business with several small, independent companies who generally serve specific geographic markets. The markets for our mat and integrated services business are fragmented and competitive, with five or six small competitors providing various forms of wooden mat products and services. No competitors provide a product similar to our composite mat system. In the drilling fluids industry, we face competition from larger companies that have broader geographic coverage.

     We believe that the principal competitive factors in our businesses are price, reputation, technical proficiency, reliability, quality, breadth of services offered and managerial experience. We believe that we compete effectively on the basis of these factors. We also believe that our competitive position benefits from our proprietary, patented mat systems used in our site preparation business, our proprietary treatment and disposal methods for both E&P waste and NORM waste streams, the unique nature of our DeepDrill™ and FlexDrill™ fluids products and our ability to provide integrated well site services, including environmental, drilling fluids and general oilfield services. It is often more efficient for the site operator to contract with a single company that can prepare the well site and provide the required onsite and offsite environmental services. We believe our ability to provide a number of services as part of a comprehensive program enables us to price our services competitively.

Employees

     At January 31, 2005, we employed 1,452 full and part-time personnel, none of which are represented by unions. We consider our relations with our employees to be satisfactory.

Environmental Regulation

     We have sought to comply with all applicable regulatory requirements concerning environmental quality. We derive a significant portion of our revenue from environmental services provided to our customers. These services have become necessary in order for our customers to comply with regulations governing discharge of materials into the environment. We have made, and expect to continue to make, the necessary expenditures for environmental protection and compliance at our facilities, but we do not expect that these will become material in the foreseeable future. No material expenditures for environmental protection or compliance were made during 2004.

     We deal primarily with E&P waste, NORM, E&P waste containing NORM and nonhazardous industrial waste in our waste disposal business. These wastes are generally described as follows:

     E&P Waste. E&P waste typically contains levels of oil and grease, salts or chlorides, and heavy metals exceeding concentration limits defined by state regulations. E&P waste also includes soils that have become contaminated by these materials. In the environment, oil and grease and chlorides disrupt the food chain and have been determined by regulatory authorities to be harmful to plant and animal life. Heavy metals are toxic and can become concentrated in living tissues.

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

     Nonhazardous Industrial Waste. This category of waste is generated by industries not associated with the exploration or production of oil and gas. This includes refineries and petrochemical plants.

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

     Between 1990 and 1995, substantially all discharges of waste from drilling and production operations on land (the “onshore subcategory”) and in the transition zone (the “coastal subcategory”) were prohibited. This “zero discharge” standard has become the expected pattern for the industry. Effective December 4, 1997, discharges of waste from drilling operations in state territorial waters of the Gulf of Mexico (the “territorial waters subcategory”) were prohibited. We immediately noticed an increase in waste volume received from this subcategory in our daily operations. However, as drilling projects in progress as of that date were completed, most of the rigs subsequently moved outside of the area covered by those regulations. Since December 4, 1997, the federal offshore waters of the Gulf of Mexico have been the only surface waters of the United States into which these waste discharges are allowed. Recent EPA rulemaking efforts have been directed towards further restricting discharges into those waters. Final regulations establishing technology based effluent limitation guidelines and standards for the discharge of synthetic-based drilling fluids were published on January 22, 2001 in the Federal Register and became effective February 21, 2001. These requirements were incorporated into the National Pollutant Discharge Elimination System (NPDES) general permit for the Western Gulf of Mexico on December 18, 2001. The permit became effective on February 19, 2002. The NPDES permit is reviewed every two to three years. A new permit was just released and became effective on November 6, 2004. It contains new requirements for toxicity testing of subsea wellhead preservation fluids, subsea production control fluids, umbilical steel tube storage fluids, leak tracer fluids and riser tensioning fluids. This is another step in the stricter enforcement of the requirements of the Clean Water Act, which ultimately requires the elimination of discharges into the waters of the United States.

     NORM regulations require more stringent worker protection, handling and storage procedures than those required of E&P waste under Louisiana regulations. Equivalent rules governing NORM disposal have also been adopted in Texas, and similar regulations have been adopted in Mississippi, New Mexico, and Arkansas.

     Our business is affected both directly and indirectly by governmental regulations relating to the oil and gas industry in general, as well as environmental, health and safety regulations that have specific application to our business. We also handle, process and dispose of nonhazardous regulated materials that are not generated from oil and gas activities. This section discusses various federal, state and provincial pollution control, health and safety programs that are administered and enforced by regulatory agencies, including, without limitation, the U.S. Environmental Protection Agency (“EPA”), the U.S. Coast Guard, the U.S. Army Corps of Engineers, the Texas Commission on Environmental Quality, the Texas Department of Health, the Texas Railroad Commission, the Louisiana Department of Environmental Quality, the Louisiana Department of Natural Resources, the Wyoming Department of Environmental Quality, the Wyoming Oil & Gas Conservation Commission, the Oklahoma Corporation Commission, the Oklahoma Department of Environmental Quality, the Mississippi State Oil & Gas Board, the Mississippi State Department of Health, the Mississippi Department of Environmental Quality, Environment Canada, the Alberta Energy and Utilities Board, and the Canada-Nova Scotia Offshore Petroleum Board. These programs are applicable or potentially applicable to our current operations. Although we intend to make capital expenditures to expand our environmental services capabilities in response to customers’ needs, we believe that we are not presently required to make material capital expenditures to remain in compliance with federal, state and local provisions relating to protecting the environment.

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

     Rule 8 of the Texas Railroad Commission also contains detailed requirements for managing and disposing of E&P waste and Subchapter F of Chapter 4 Environmental Protection regulations governs NORM management and disposal. In addition, Rule 91 regulates the cleanup of spills of crude oil from oil and gas exploration and production activities, including transportation by pipeline. In general, contaminated soils must be remediated to total petroleum hydrocarbons content of less than 1%. The State of Texas also has established an Oilfield Cleanup Fund to be administered by the Texas Railroad Commission to plug abandoned wells if the Commission deems it necessary to prevent pollution, and to control or clean up certain oil and gas wastes that cause or are likely to cause surface or subsurface water pollution. Other states where we operate have similar regulations.

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

     We have also implemented a corporate-wide web-based environmental management system. This system, EMS Works™, is ISO14001 compliant. ISO standards are a series of voluntary standards pertaining to environmental compliance developed by the International Organization for Standardization, or ISO. These standards provide guidance for the development of an environmental management system, referred to as EMS. EMS Works™ is composed of modules designed to capture information related to the planning, decision-making, and general operations of environmental regulatory activities within our operations. EMS Works™ is also used to capture the information generated by regularly scheduled independent audits that are done to validate the findings of our internal monitoring and auditing procedures.

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

     We lease an office building in Lafayette, Louisiana, consisting of approximately 35,000 square feet, at an annual rental of approximately $376,000; the lease expires in November 2017. This building houses the administrative offices of our E&P waste disposal and mat and integrated services segments.

     We lease approximately 53,000 square feet of office space in Houston, Texas, which houses the administrative offices of our fluids sales and engineering segment and regional sales offices for our environmental services and mat sales and rental segments. The lease has an annual rent of approximately $1.2 million and expires in October 2009.

     We lease approximately 17,000 square feet of office space in Calgary, Alberta, which houses the administrative offices of our Canadian operations. The underlying leases have annual rents totaling approximately $471,000 and expire in September 2007.

     We lease approximately 5,500 square feet of office space in Rome, Italy, which houses the administrative offices of our Mediterranean operations. The lease has an annual rent of approximately $115,000 and expires in October 2010. We also lease three warehouses throughout the Mediterranean region. Total annual rents under these leases are approximately $198,000. These leases expire in March 2008.

     We own approximately 11,000 square feet of office space in Oklahoma City, Oklahoma, which houses the administrative and sales offices of the Mid-continent operations of our fluids sales and engineering segment. We also own four warehouse facilities in Oklahoma that serve as distribution points for these operations.

     Our Port Arthur, Texas, E&P waste facility, which is used in our E&P waste disposal segment, is subject to annual rentals totaling approximately $500,000 under two separate leases. A total of six acres are under lease. One lease expires in April 2007 and the other in September 2007.

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

     We own 29 acres of land in the Boulder Oilfield Waste Recycling Facility near Boulder, Wyoming, which is used in our disposal activities for the Jonah-Pinedale trend.

     We lease a fleet of 49 double-skinned barges used in our E&P waste disposal segment under leases with terms of from five to ten years. The barges are used to transport waste to processing stations and are certified for this purpose by the U. S. Coast Guard. Annual rentals under the barge leases totaled approximately $3.7 million during 2004.

     We operate four specialty product grinding facilities. The principal grinding facility is located on approximately 18 acres of owned land in Channelview, Texas. The second plant is on 13.7 acres of leased land in New Iberia, Louisiana, with an annual rental rate of approximately $196,000 under a lease expiring in 2006. The third plant is in Corpus Christi, Texas on 6.0 acres of leased land with annual rental payments of approximately $36,000 under a lease expiring in 2006. The fourth plant, which has recently been placed in service, is in Dyersburg, Tennessee and is on 13.2 acres of owned land.

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

ITEM 3. Legal Proceedings

     We own 49% of the Loma Company, LLC (“LOMA”), which manufactures our composite mats. In 2002, one of our subsidiaries filed suit against LOMA asserting it had been overcharged for Dura-Base® composite mats purchased from LOMA. On June 29, 2004, the Louisiana Fifteenth Judicial District Court granted judgment in our favor affirming our interpretation of the pricing of the Dura-Base® composite mats and awarding us $11.7 million in damages for overcharges through December 31, 2002. The state court judgment further denied LOMA’s and OLS Consulting Services, Inc.’s (“OLS”) claim to void our exclusive license to use and sell the composite mats. The judgment has been appealed by LOMA and OLS to the Louisiana Third Circuit Court of Appeal. Lacking adequate liquidity to obtain a bond to suspend execution of the judgment pending appeal, LOMA filed for protection under Chapter 11 of the Bankruptcy Code on August 11, 2004. We sought the appointment of a Chapter 11 Trustee to assume control over LOMA’s affairs while in Chapter 11. LOMA eventually acquiesced and the bankruptcy court order confirmed the appointment of a Chapter 11 Trustee. On February 15, 2005, Newpark and the LOMA Chapter 11 Trustee entered into an agreement that, subject to Bankruptcy Court approval, will (i) terminate all litigation between LOMA and us, (ii) provide that we shall pay or assume all liabilities of LOMA and (iii) create a reorganized debtor owned 100% by us. On February 25, 2005, we submitted a Disclosure Statement and, along with the LOMA Chapter 11 Trustee, a joint proposed Plan of Reorganization (the “Plan”) to implement the settlement agreement. A hearing on the adequacy of the Disclosure

Statement and to approve voting procedures on the Plan is fixed for March 22, 2005. OLS has filed a motion to take over all litigation of LOMA. This motion, which is also fixed for March 22, 2005, is essentially in opposition to the consensual Plan of LOMA, the Chapter 11 Trustee and us.

     In connection with the judgment in the pricing litigation with LOMA, in the second quarter of 2004 we recorded a receivable from LOMA, totaling $10.2 million, net of an allowance of approximately $6.8 million. This receivable is included in other long-term assets as of December 31, 2004. The recorded value of the receivable is net of allowances for amounts deemed to be uncollectible from LOMA in the future. Net reductions to inventory and property, plant and equipment in the amount of $3.4 million and $5.2 million, respectively, were recorded in connection with the recording of this receivable. These reductions were made to reduce mat costs to the amounts determined as appropriate by the state court judgment, as opposed to the amounts originally invoiced by LOMA.

     In December 2003, one of our subsidiaries, Newpark Drilling Fluids, L.L.C., filed a lawsuit in the District Court of Harris County, Texas, 334th Judicial District, against Spirit Drilling Fluids, LTD, Spirit Fluids GP, L.L.C., Well Site Performance Services, L.L.C., J. Broadsources, L.L.C., and certain individuals, alleging misappropriation of trade secrets and unfair competition and seeking a temporary restraining order, injunctive relief and damages. We alleged that some or all of the individual defendants, all but one of whom are disgruntled former employees of our subsidiary, systematically misappropriated our trade secrets and used these trade secrets in connection with their services for the named entities.

     In response to the filing of the lawsuit, certain of the individual defendants alleged that our subsidiary and certain of our officers, employees and agents have engaged in misconduct, and, on February 10, 2004, these individuals filed stockholder derivative claims with respect to this alleged misconduct as a cross-complaint to the lawsuit. A settlement of this litigation was reached through mediation on July 15, 2004. We expect to recover our cumulative legal and other costs over the term of the settlement and will avoid related legal costs in future periods. Our cost to date has been $3.7 million. During the third quarter, we received acknowledgement from our insurance carrier that defense costs of the stockholder derivative claims is a covered item, subject to a deductible of $100,000 and we recorded a receivable of $1.1 million. Although during the fourth quarter the insurance carrier challenged some components of the claimed amounts, we continue to believe that the $1.1 million recorded as of December 31, 2004 is probable of recovery. Included in General and Administrative expense for the year ended December 31, 2004, are defense costs, net of anticipated recovery, totaling $2.6 million.

     We are involved in other litigation and other claims or assessments on matters arising in the normal course of our business. In the opinion of management, any recovery or liability in these matters should not have a material effect on our consolidated financial statements.

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

ITEM 4. Submission of Matters to a Vote of Shareholders

     None.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

     Our common stock is traded on the New York Stock Exchange under the symbol “NR.”

     The following table sets forth the range of the high and low sales prices for our common stock for the periods indicated:

Period	High	Low

2004
1st Quarter	$5.86	$4.11
2nd Quarter	$6.22	$5.03
3rd Quarter	$6.80	$5.21
4th Quarter	$6.35	$4.88

2003
1st Quarter	$4.68	$3.43
2nd Quarter	$6.24	$4.11
3rd Quarter	$6.08	$4.07
4th Quarter	$4.89	$3.67

     At December 31, 2004, we had 2,486 stockholders of record as determined by our transfer agent.

     Our Board of Directors currently intends to retain earnings for use in our business, and we do not intend to pay any cash dividends in the foreseeable future, except for the dividends required under the terms of our outstanding series of preferred stock. In addition, our credit facility, the indenture relating to our outstanding Senior Subordinated Notes and the certificates of designations relating to our outstanding series of preferred stock contain covenants which significantly limit the payment of dividends on our common stock.

     During the quarter ended December 31, 2004, there were no repurchases by the Company or any affiliated purchaser of any of the common stock of the Company.

s

ITEM 6. Selected Financial Data

     The selected consolidated historical financial data presented below for the five years ended December 31, 2004, are derived from our audited consolidated financial statements. The following data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, which are included elsewhere in this Form 10-K, and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below.

		Years Ended December 31,
	2004	2003	2002(1)	2001	2000
		(In Thousands, Except Per Share Data)
Consolidated Statements of Income:
Revenues	$433,422	$373,179	$321,195	$408,605	$266,593
Cost of revenues	399,015	347,733	296,499	334,322	223,016

Gross profit	34,407	25,446	24,696	74,283	43,577
General and administrative expenses	9,384	5,772	5,640	5,170	3,042
Impairment losses	3,399	350	—	—	—
Provision for uncollectible accounts	800	1,000	—	—	—
Goodwill amortization	—	—	—	4,861	4,965

Operating income	20,824	18,324	19,056	64,252	35,570
Foreign currency exchange (gain) loss	(301)	(831)	(170)	359	—
Interest income	(1,345)	(633)	(741)	(1,378)	(822)
Interest expense	14,797	15,251	12,286	15,438	19,077

Income before income taxes	7,673	4,537	7,681	49,833	17,315
Provision for income taxes	2,717	2,460	3,060	17,927	6,165

Net income	$4,956	$2,077	$4,621	$31,906	$11,150
Less:
Preferred stock dividends and accretion	938	1,583	3,071	3,900	5,516
Other noncash preferred stock charges	—	—	1,037	—	—

Net income applicable to common and common equivalent shares	$4,018	$494	$513	$28,006	$5,634

Net income per common and common equivalent shares:
Basic	$0.05	$0.01	$0.01	$0.40	$0.08

Diluted	$0.05	$0.01	$0.01	$0.37	$0.08

Consolidated Balance Sheet Data (at period end):
Working capital	$146,005	$133,909	$116,434	$103,359	$110,050
Total assets	590,114	575,500	542,256	522,488	507,443
Short-term debt	13,048	13,869	9,879	3,355	329
Long-term debt	186,286	183,600	172,049	176,954	203,520
Stockholders’ equity	322,965	313,961	305,423	293,954	260,055

Consolidated Cash Flow Data:
Net cash provided by operations	$18,434	$5,979	$11,140	$40,919	$3,240
Net cash used in investing activities	(11,872)	(20,470)	(17,249)	(27,047)	(30,441)
Net cash provided by (used in) financing activities	(4,498)	15,632	1,102	(37,613)	53,929

		Years Ended December 31,
	2004	2003	2002(1)	2001	2000
		(In Thousands, Except Per Share Data)
Pro Forma Disclosures (2):
Net income applicable to common and common equivalent shares:
As reported	$4,018	$494	$513	$28,006	$5,634
Add goodwill amortization, net of taxes	—	—	—	3,847	3,985

As adjusted	$4,018	$494	$513	$31,853	$9,619

Basic income per share:
As reported	$0.05	$0.01	$0.01	$0.40	$0.08
Add goodwill amortization, net of taxes	—	—	—	0.05	0.06

As adjusted	$0.05	$0.01	$0.01	$0.45	$0.14

Diluted income per share:
As reported	$0.05	$0.01	$0.01	$0.37	$0.08
Add goodwill amortization, net of taxes	—	—	—	0.05	0.06

As adjusted	$0.05	$0.01	$0.01	$0.42	$0.14

EBITDA (3):
Net income	$4,018	$2,077	$4,621	$31,906	$11,150
Add:
Interest expense	14,797	15,251	12,286	15,438	19,077
Income taxes	2,717	2,460	3,060	17,927	6,165
Depreciation and amortization	20,801	21,329	21,843	27,427	23,566

EBITDA	$42,333	$41,117	$41,810	$92,698	$59,958

(1)	2002 includes the effects of the acquisition of AVA S.p.A., which was accounted for by the purchase method of accounting. The results for AVA since the May 2002 acquisition date are included in the results for the fluids sales and engineering segment.

(2)	On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142, among other requirements, provides that goodwill not be amortized in any circumstance. This table reconciles our net income and earnings per share as reported to the amounts that would have been reported had FAS 142 been adopted as of January 1, 1999.

(3)	Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) is considered by management to be an important financial performance measure since it is used by some of our investors, particularly those who invest in our Senior Subordinated Notes. This table reflects the calculation of EBITDA. Calculations of EBITDA should not be viewed as a substitute for calculations under generally accepted accounting principles, including cash flows from operations, operating income, income from continuing operations and net income. In addition, EBITDA calculations by one company may not be comparable to EBITDA calculations made by another company.

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

	2004	2003	2002	2001	2000

U.S. Rig Count	1,190	1,032	830	1,156	918
Newpark’s primary Gulf Coast market	227	223	216	295	252
Newpark’s primary market to total	19.1%	21.6%	26.0%	25.5%	27.4%
Canadian Rig Count	369	372	263	351	343

Derived from: Baker Hughes Incorporated

     Our primary Gulf Coast market includes: (1) South Louisiana Land; (2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. In addition to our primary Gulf Coast market, we operate in several other key markets including Canada, the U.S. central region (including the U.S. Rocky Mountain region, Oklahoma and West Texas) and areas surrounding the Mediterranean Sea.

Key Market Developments

Revenues by key markets are as follows (dollars in millions):

	Years ended December 31,
	2004		2003		2002
	$	%	$	%	$	%

Gulf Coast Oilfield	$215.5	50%	$198.8	53%	$197.7	62%
U.S. Central	107.4	25	63.0	17	46.7	14
Canada	37.2	8	49.4	13	28.1	9
Mediterranean	34.0	8	36.7	10	21.9	7
Other	39.3	9	25.3	7	26.8	8

Total	$433.4	100%	$373.2	100%	$321.2	100%

	2004 vs. 2003		2003 vs. 2002
	$	%	$	%

Gulf Coast Oilfield	$16.7	8%	$1.1	1%
U.S. Central	44.4	70	16.3	35
Canada	(12.2)	(25)	21.3	76
Mediterranean	(2.7)	(7)	14.8	68
Other	14.0	55	(1.5)	(6)

Total	$60.2	16%	$52.0	16%

     Our primary Gulf Coast market accounted for approximately 50% of 2004 revenues, compared to 97% as recently as 1997. The decline in the percentage of Gulf Coast revenues is the result of growth in most other market revenues relative to flat Gulf Coast market activity during 2004 as compared to 2003.

     The U.S. central region, composed of the U.S. Rocky Mountains, Oklahoma and West Texas, accounted for approximately 25% of 2004 revenues, compared to 17% in 2003. Revenue growth in 2004 is primarily associated with the increase in rig activity and an increase in market share. The increase in market share is principally related to demonstrated satisfactory performance for our customers in the field and growing acceptance of our high-performance water-based proprietary drilling fluids products.

     The Canadian market accounted for approximately 8% of 2004 revenues, compared to 13% in 2003. The year over year decline is due to a reduction in services provided to a major customer and to adverse weather conditions in the markets we serve in Canada. Much of the drilling activity in Canada has historically been conducted when winter temperatures freeze the soil and stabilize it, allowing safe access.

     Our Mediterranean operations were acquired in May 2002. These operations accounted for approximately 8% of 2004 revenues as compared to approximately 10% in 2003. The year over year decline in revenue for the Mediterranean operations is principally related to the effect of a decline in the U.S. dollar on Euro denominated contracts and the completion of several contracts. During 2004, we focused the management of these operations on improving margins rather than increasing revenues.

Other Market Trends

     Current short-term industry forecasts suggest that we could see a slight increase in the number of rigs active in our primary Gulf Coast market, but this increase is expected to develop slowly as customers react to the changing risk profile of the market. The number of rigs active in the offshore and inland water Gulf Coast markets is expected to increase slowly due to a lack of available rigs of adequate capability. We anticipate continued revenue growth in the markets we serve, driven by increased market penetration of critical, deep water and geologically deeper wells. This market penetration is the result of our performance and continued success of new products, including our DeepDrill™ and FlexDrill™ families of products.

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

Recent Product and Other Developments

     Over the last several years we have developed several new products and product enhancements in each of our business segments. We have invested a significant amount of financial and human resources in developing these new products. A large portion of these investments in product developments and enhancements have been made during an extended period of market stagnation or decline, primarily in the Gulf Coast market. We believe that these investments will be a key driver in our anticipated growth in 2005.

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

     We have introduced the New-100 oil-based drilling fluid system that incorporates a principal component from the DeepDrill™ family to replace salt, which solves some of the environmental problems associated with oil-based fluids while improving drilling performance. We believe that these new products will make it easier for our customers to comply with increasingly strict environmental regulations affecting their drilling operations and improve the economics of the drilling process.

     During 2004 we experienced increases in our product costs across most of the U.S. markets that we serve. Specifically, we experienced significant increases in the cost of barite from our foreign suppliers as a result of increased shipping costs. These cost increases were not offset by price increases to our customers in 2004 due to market conditions and existing contractual arrangements. We are presently in the process of implementing a 5% to 6% price increase to our customers as contracts are renewed. We anticipate that this price increase will be fully implemented in 2005.

     Mat and Integrated Services. We continue to develop the worldwide market for our Dura-Base® composite mat system. Our marketing efforts for this product continue to be focused in nine key markets, including Canada, Alaska and the Arctic, Russia, the Middle East, South America, Mexico, Indonesia, the U.S. military and the U.S. utilities markets. We now have completed sales in all of these key markets.

     Over the past several years of marketing this product and evaluating customer acceptance, we have gained valuable information and have begun to modify our marketing and product development strategies accordingly. We have determined that for several of our markets, the current sales price and the long-term life of the Dura-Base® mat do not fit well with the short-term nature of customer projects or the unique budgetary constraints of governmental customers. As a result, we are pursuing more rental opportunities outside of the company’s traditional oilfield base. These new markets include infrastructure construction applications, particularly for maintenance and upgrades of electric utility transmission lines in response to increasing demand for electricity in many parts of the country, and for other infrastructure construction applications and temporary roads for movement of oversized or unusually heavy loads.

     We initially believed that the Dura-Base® mat would eventually replace a significant portion of our traditional wooden mats in many applications and provide significant economic benefits because the Dura-Base® mats are lighter, stronger, require fewer repairs and last longer than our wooden mats. Because we receive better rates and terms from using the Dura-Base® mats in non-oilfield markets, we have now begun redeploying those mats to new market opportunities, reducing the quantity available in the oilfield market. In addition, we have sold some of the used Dura-Base® mats to customers outside of our oilfield market area.

     We continue to provide wooden mats to the Gulf Coast oilfield and western Canada markets. These wooden mats are becoming more difficult to obtain due to dwindling supplies of hardwoods. We believe that our access to hardwoods through our Batson Mill operations gives us a competitive advantage.

     We have recently begun marketing the first production run of our new lightweight Bravo Mat™ system and believe that it will substantially broaden the opportunities in mat sales in 2005. This new mat system has been designed specifically for personnel applications by the U.S. military, including walkways and tent flooring, but is likely to have many other applications.

     Beginning in late 2004, we implemented cost reduction measures in the mat and integrated services segment. These cost reduction measures principally related to resizing our rental fleet, reductions in infrastructure, outsourcing transportation and other services and related payroll reductions. In addition to these cost reduction measures, we anticipate reductions in our depreciation costs, primarily in the second half of 2005, due to the completion of depreciation on portions of our wooden mat fleet for which we do not intend to fully replace with new wooden mats.

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

     As noted above we anticipate a recovery in the primary Gulf Coast market in 2005 based on current indications of increased activity in the offshore, inland water and land markets. We do not anticipate that the increase in revenues the Gulf Coast market for E&P waste would be as significant as anticipated increases in our other business segments.

     We have recently announced the formation of Newpark Environmental Water Solutions, LLC (“NEWS”), through which we intend to commercialize a proprietary and patented water treatment technology. The new technology removes dissolved solids from the wastewater before it is introduced into conventional treatment processes, rendering those processes much more effective and economical. We expect initial revenues for NEWS in the second quarter of 2005. The principal markets that we initially intend to pursue with this technology are the Jonah-Pinedale field in Wyoming, coalbed methane markets in the U.S. Rockies and surrounding areas and the oil sand markets in western Canada where significant volumes of waste water are produced.

Results of Operations

     Summarized financial information concerning our reportable segments is shown in the following table (dollars in thousands):

	Years ended December 31,			2004 vs. 2003		2003 vs. 2002
	2004	2003	2002	$	%	$	%

Revenues by segment:
Fluids sales and engineering	$272,937	$215,491	$183,250	$57,446	27%	$32,241	18%
E&P waste disposal	64,477	68,808	62,261	(4,331)	(6)	6,547	11
Mat and integrated services	96,008	88,880	75,684	7,128	8	13,196	17

Total	$433,422	$373,179	$321,195	$60,243	16	$51,984	16

Gross profit by segment:
Fluids sales and engineering	$21,837	$11,923	$12,116	$9,914	83	$(193)	(2)
E&P waste disposal	8,156	13,008	8,993	(4,852)	(37)	4,015	45
Mat and integrated services	4,414	515	3,587	3,899	757	(3,072)	(86)

Total gross profit	34,407	25,446	24,696	8,961	35	750	3
G&A expenses	9,384	5,772	5,640	3,612	63	132	2
Impairment losses	3,399	350	—	3,049	871	350	NM
Provision for uncollectible accounts	800	1,000	—	(200)	(20)	1,000	NM

Total operating income	$20,824	$18,324	$19,056	$2,500	14%	$(732)	(4)%

Figures shown above are net of intersegment transfers.
NM – Not meaningful

     Effective January 1, 2004, we implemented a financial reporting change in our Canadian operations following a change in management reporting. As a result of this change, the operating results for the environmental services business unit in Canada is now reported as a component of the E&P waste disposal segment rather than as a component of the fluids sales and engineering segment. In addition, a portion of costs of revenues of the Canadian business unit is now reported as a component of G&A expenses. All previously reported segment data has been restated to reflect these changes.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

     Fluids Sales and Engineering: Total revenue by region for this segment was as follows for 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$	%

Gulf Coast Oilfield	$108.9	$87.2	$21.7	25%
U.S. Central	102.4	59.5	42.9	72
Canada	18.5	26.0	(7.5)	(29)
Other	9.1	6.1	3.0	49

Total North American	238.9	178.8	60.1	34
Mediterranean	34.0	36.7	(2.7)	(7)

Total	$272.9	$215.5	$57.4	27

     The average number of rigs we serviced in the North American market increased by 29%, from 138 in 2003 to 178 in 2004. Average annual revenue per rig in the North American market remained relatively unchanged at approximately $1.3 million for 2004 and 2003.

     Revenue in our primary Gulf Coast market for 2004 increased $21.7 million, or 25%, as compared to 2003, primarily related to increased market penetration, in spite of the stable number of rigs active in this market. Revenues in the Gulf Coast market were negatively impacted by severe tropical weather systems during the third quarter of 2004.

     Revenues in the U.S. Central region increased 72% in 2004 as compared to 2003. We serviced an average of 101 rigs in this region in 2004, as compared to 64 in 2003, an increase of 58%. The average number of rigs operating in this region increased 25%, from 377 rigs in 2003 to 470 in 2004. The difference between the increase in the number of rigs serviced in this region and the number of rigs active in the region reflects our market penetration. The difference between the increase in revenues and the increase in the number of rigs serviced in these markets also reflects the expansion of our product offerings in this market.

     Revenues in the Canadian market declined 29% during 2004, as compared to 2003, due to a reduction in services provided to a major customer, while average rig activity in the Canadian market remained relatively stable period to period. In addition, our principle market areas within Canada experienced extreme weather-related declines as compared to the prior year and as compared to other areas in the Canadian market as a whole.

     Revenues in the Mediterranean market declined 7% during 2004, as compared to 2003. This year over year decline in revenue is principally related to the effect of a decline in the U.S. dollar on Euro denominated contracts and the completion of several contracts. As noted above, beginning in 2004, we focused on improving margins for these operations rather than increasing revenues.

     E&P Waste Disposal: Total revenue for this segment consists of the following for 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$	%

E&P Waste Gulf Coast	$39.8	$46.3	(6.5)	(14)%
E&P Waste Non-Gulf Coast	18.6	17.6	1.0	6
NORM	3.2	2.7	0.5	19
Industrial	2.9	2.2	0.7	32

Total	$64.5	$68.8	(4.3)	(6)%

     E&P waste Gulf Coast revenues declined $6.5 million, or 14%, on a 10% decline in waste volumes received and a decline in the average revenue per barrel resulting from a change in mix of waste received. During 2004, we received 3,226,000 barrels of E&P waste in the Gulf Coast market, compared to 3,589,000 barrels in 2003. A portion of the decline in barrels received is attributable to the effects of abnormal tropical weather in the third quarter of 2004. The average revenue per barrel in the Gulf Coast market declined 6%, to $11.82, as compared to an average of $12.52 in 2003.

     The decline in Gulf Coast revenues was partially offset by increases in revenue due to the start-up of operations serving Wyoming’s Jonah-Pinedale trend, which began operations in early 2003. Also partially offsetting the Gulf Coast decline were increases in NORM and industrial disposal revenue. The increase in industrial revenues was principally due to disposal of waste received in connection with a special project for one customer during the first quarter of 2004, which did not recur.

     Mat and Integrated Services: Total revenue for this segment consists of the following for 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$	%

Installation	$15.9	$15.5	$0.4	3%
Re-rental	6.4	8.6	(2.2)	(26)

Total U.S. oilfield mat rental	22.3	24.1	(1.8)	(7)
Non-oilfield mat rentals	4.7	1.6	3.1	193
Integrated services and other	44.2	44.6	(0.4)	(1)
Canadian operations	5.1	9.3	(4.2)	(45)
Composite mat sales	19.7	9.3	10.4	112

Total	$96.0	$88.9	$7.1	8

     Mat rental volume for 2004 totaled 15.9 million square feet at an average price of $1.00 per square foot. This compares to 16.6 million square feet at an average of $0.93 per square foot in 2003.

     During 2003, we transitioned our Canadian mat operations to a sales organization for wooden and composite mats. All of the Canadian revenue for 2004 was related to sales of wooden and composite mats, while revenue for 2003 included rental and sales revenues.

     During 2004, we recognized approximately $19.7 million in composite mat sales. During this period we sold approximately 15,600 Dura-Base® composite mats, resulting in $19.1 million in revenues, and we sold approximately 4,500 Bravo™ Mats, resulting in approximately $600,000 in revenues. During 2003, we recognized approximately $9.3 million in composite mat sales. During this period we sold approximately 4,900 Dura-Base® composite mats, resulting in $8.7 million in revenues, and we sold approximately 4,200 Bravo™ Mats, resulting in approximately $600,000 in revenues.

     Integrated services and other revenues, our lowest-margin business unit for this segment, includes a comprehensive range of environmental services necessary for our customers’ oil and gas exploration and production activities. These revenues also include the operations of our sawmill in Batson, Texas.

     During the past four years, we have sold approximately 55,000 mats into nine targeted markets worldwide. Some of these markets will remain sales markets, while others will become rental markets over time. Based on market data gathered in 2003, we believe there is a significant rental opportunity in support of expanding exploration and development activity in Mexico. As a result, we opened a new business unit in that country in the first quarter of 2004. We are the majority owner of the business and the Mexican principals who are assisting us in development of the market holding a minority interest.

Operating Income

     Fluids Sales and Engineering: Operating income for this segment increased $9.9 million in 2004 on a $57.4 million increase in revenues as compared to 2003. The operating margin for this segment in 2004 was 8.0% as compared to 5.5% in 2003. The increase in operating margin was primarily attributable to operating leverage related to the significant growth in the U.S. central region. Partially offsetting the impact of revenue growth in this region was the decline in Canadian revenue related to severe weather conditions in the second quarter of 2004.

     Operating margins in 2004 for this segment have been impacted by increased pricing for barite, principally due to increased transportation costs for bulk shipments of barite from our suppliers. We are in the process of increasing our barite prices to customers and expect the effects of the raw material cost increase to be offset over the next several quarters. In addition to the increase in barite costs, margins for the Gulf Coast market were negatively impacted by the impact of the severe tropical weather in the third quarter.

     E&P Waste Disposal: Waste disposal operating income declined $4.9 million in 2004 on a $4.3 million decline in revenues as compared to 2003. Contribution increases from non-Gulf Coast markets did not fully offset the volume-related decline in the premium-priced Gulf Coast oilfield market, which was partially due to severe tropical weather in the third quarter of 2004. In addition, fuel and transportation expenses increased significantly beginning in the second quarter of 2004 as compared to the prior year.

     Mat and Integrated Services: Mat and integrated services operating income increased $3.9 million in 2004 on a $7.1 million increase in revenues as compared to 2003. Most of the increase in operating income is attributable to the significant increase in composite mat sales in 2004, which have higher margins than other products and services in this segment. In addition, the fourth quarter of 2004 benefited from cost reduction efforts principally related to resizing our rental fleet, reductions in infrastructure, outsourcing transportation and other services and related payroll reductions.

General and Administrative Expenses

     General and administrative expenses increased $3.6 million to approximately $9.4 million in 2004 as compared to 2003. The majority of the increase is due to $2.6 million of litigation costs related to recently settled litigation, net of amounts recoverable from insurance policies. In addition, general and administrative expense increased approximately $440,000 as a result of new corporate governance and compliance related expenses and approximately $354,000 due to start up costs related to our new joint venture in Mexico. Increased insurance and personnel costs accounted for the remaining increase in general and administrative expense.

Provision for Uncollectible Accounts

     Provisions for uncollectible accounts were recorded in the fourth quarters of 2004 and 2003. The provision recorded in 2004 resulted from a reassessment of potential losses for all customers in bankruptcy proceedings. The provision recorded in 2003 relates principally to the collectibility of two receivable balances from customers that were in bankruptcy proceedings and was based upon adverse developments in those proceedings. The majority of the customer balances associated with the provisions made in 2004 and 2003 were included in the assets of the Fluids Sales and Engineering Segment.

Impairment Losses

     We recorded an impairment loss of $3.4 million in the fourth quarter of 2004 due to the other-than-temporary impairment of an investment in convertible, redeemable preferred stock of a company that owns thermal desorption technology. The company in which we had invested suffered an adverse judgment in a patent case and filed for protection under Chapter 11 bankruptcy proceedings. In the fourth quarter of 2004, the company was forced into conversion of its Chapter 11 proceedings to Chapter 7 bankruptcy proceedings by the plaintiff. With no access to its equipment and the related operating cash flows due to this conversion, the company had to cease its operations in the fourth quarter of 2004. Though our investment remains collateralized by equipment, an impairment loss was recorded as the recovery of our investment is considered remote due to the impact of the Chapter 7 proceedings and other actions taken by the plaintiff during the fourth quarter. At December 31, 2003, this investment was reported in other assets on the consolidated balance sheet and was not included in the assets of our reportable segments.

     The impairment loss in 2003 related to our evaluation of the net realizable value of assets at our old barite grinding facilities in Channelview, Texas that will be completely abandoned after the relocation of these facilities is completed in 2005. The underlying assets were included in the assets of the Fluids Sales and Engineering segment.

Foreign Currency Exchange Gains

     Net foreign currency gains totaled $301,000 in 2004 as compared to $831,000 in 2003. The principal components of foreign currency gains in the prior year were realized and unrealized gains on short-term intercompany payable balances of our Canadian operations due to the significant decline in the U.S. dollar against the Canadian dollar in 2003. These intercompany balances are denominated in U.S. dollars. In 2004, the net foreign currency gains were also associated with weakening of the U.S. dollar against the Canadian dollar and the associated impact on these same intercompany balances.

Interest Income

     Interest income totaled $1.3 million in 2004, as compared to $633,000 in 2003. During 2004 we collected the entire balance owed on a note receivable in connection with the 1996 sale of a former shipyard operation. The payment included all interest accruable on the note receivable. We had stopped accruing interest on the note receivable in January 2003 due to the financial condition of the operator. Included in interest income for 2004 is $823,000 of previously unaccrued interest related to the note receivable.

Interest Expense

     Interest expense of $14.8 million declined $455,000 from the prior year amount of $15.3 million. The decline is principally related to lower total cost of our revolving credit facility. During the first quarter of 2004, we restructured our bank credit facility, which reduced the effective interest rate on our revolving facility by approximately one percent.

Provision for Income Taxes

     For 2004, we recorded an income tax provision of $2.7 million, reflecting an income tax rate of 35.4%. For 2003, we recorded an income tax provision of $2.5 million, reflecting an income tax rate of 54.2%. The prior year effective tax rate reflected a higher mix of foreign income, which is taxed at higher rates than domestic income, and from the level of non-deductible business expenses in relation to low pretax income.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

     Fluids Sales and Engineering: Total revenue by region for this segment was as follows for 2003 and 2002 (dollars in millions):

			2003 vs. 2002
	2003	2002	$	%

Gulf Coast Oilfield	$87.2	$97.8	$(10.6)	(11)%
U.S. Central	59.5	44.7	14.8	33
Canada	26.0	14.2	11.8	83
Other	6.1	4.7	1.4	30

Total North American	178.8	161.4	17.4	11
Mediterranean	36.7	21.9	14.8	68

Total	$215.5	$183.3	$32.2	18%

     The average number of rigs we serviced in the North American market increased by 14%, from 121 in 2002 to 138 in 2003. Average revenue per rig in the North American market remained relatively flat at approximately $1.4 million. The operations serving the Mediterranean market were acquired effective May 1, 2002.

     Activity in our primary Gulf Coast market did not recover in 2003 as in other North American markets. Revenues in the Canadian market increased 83% on a 41% increase in average rigs active in the Canadian market. We serviced an average of 27 rigs in the Canadian market in 2003, as compared to 21 in 2002, an increase of 29%. Revenues in the U.S. Central region increased 33%. We serviced an average of 64 rigs in these regions in 2003, as compared to 49 in 2002, an increase of 31%. The significant difference between the increase in revenues and the increase in the number of rigs serviced in these markets reflects the increase in the depth of wells serviced.

     E&P Waste Disposal: Total revenue for this segment consists of the following for 2003 and 2002 (dollars in millions):

			2003 vs. 2002
	2003	2002	$	%

E&P Waste Gulf Coast	$46.3	$43.0	$3.3	8%
E&P Waste Non-Gulf Coast	17.6	13.1	4.5	34
NORM	2.7	4.0	(1.3)	(33)
Industrial	2.2	2.2	—	—

Total	$68.8	$62.3	$6.5	10%

     E&P revenues increased $6.5 million or 10%, on a 10% increase in waste volumes received. During 2003, we received 3.6 million barrels of E&P waste, compared to 3.3 million barrels in 2002. The increase in waste volumes received exceeded the 3% increase in Gulf Coast market rigs active during the comparable periods. We believe this is an indication of the impact from the new discharge limitations on synthetic-based fluids that became fully effective in August 2002. The average revenue per barrel declined 3%, to $12.52, as compared to an average of $12.94 in 2002, as a result of changes in the mix of waste streams received. NORM revenues declined in 2003 due to a decline in event-driven projects.

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

     Average rental pricing for the mat rental market increased to $0.93 per square foot in 2003 from $0.74 per square foot in 2002, an increase of 26%. The highly competitive pricing in this market experienced in 2003 and 2002 began to subside in the fourth quarter as a result of lower mat inventories throughout the industry. The volume of mat installations increased to 16.6 million square feet in 2003 as compared to 15.4 million square feet in 2002, an increase of 8%. Re-rental income (i.e., revenues related to our customer’s extension of agreements beyond the initial contractual period) increased due to the continued trend to longer duration installations resulting from increased well depth.

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

     During 2003, we sold approximately 4,900 Dura-Base® composite mats, resulting in $8.7 million in revenues, and we sold approximately 4,200 Bravo™ Mats, resulting in approximately $600,000 in revenues, as compared to $12.7 million of revenue on approximately 7,700 Dura-Base® composite mats sold in 2002.

Operating Income

     Fluids Sales and Engineering: Operating income from fluids sales and engineering declined $193,000, or 2%, in 2003 as compared to 2002. Operating margins for this segment declined from 6.6% in 2002 to 5.5% in 2003. The decline in operating margin principally reflects the decline in Gulf Coast revenues and the resulting operating loss for this business unit and continued market development costs in 2003 that added new customers during 2004. In addition, the operating margin declined as a result of an increase in lower-margin revenue from the Mediterranean and North African markets associated with the AVA acquisition. The effects of the operating loss for the Gulf Coast business unit and the lower operating margin in our Mediterranean operations were not fully offset by operating profit increases in the other drilling fluids business units.

     E&P Waste Disposal: Operating income for this segment increased $4.0 million, or 45%, on a $6.5 million, or 11%, increase in revenues. The significant increase in operating margin as compared to the increase in revenues is principally due to cost reduction measures implemented beginning in late 2001 and completed by June 30, 2002. The cost reductions included, among other things, our decision not to exercise our option to renew a disposal agreement with U.S. Liquids beyond the June 30, 2002 expiration date. With the termination of this agreement and completion of other cost reduction measures, operating margins for this segment improved significantly beginning in the third quarter of 2002.

     Mat and Integrated Services: Operating income for this segment declined by $3.1 million to $515,000 for the year. This decline in operating income in spite of the increase in revenues is due to higher marketing and operating costs, principally associated with composite mats, and changes in the mix of revenues in 2003 as compared to 2002. Declines in composite mat sales revenue were offset by increases in sales of wooden mats from our rental inventory in Canada and an increase in integrated services revenues with insignificant operating margin contribution.

Provision for Uncollectible Accounts

     The provision for uncollectible accounts was recorded in the fourth quarter of 2003 and relates principally to receivable balances from two customers that are in bankruptcy proceedings and was based upon adverse developments in those proceedings. These customer balances were included in the assets of the Fluids Sales and Engineering Segment.

Impairment Losses

     The impairment loss was recorded in the fourth quarter and relates to our evaluation of the net realizable value of assets at our old barite grinding facilities in Channelview, Texas that will be completely abandoned after the relocation of these facilities is completed in 2005. The underlying assets were included in the assets of the Fluids Sales and Engineering Segment.

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

Provision for Income Taxes

     We recorded income tax expense of $2.5 million in 2003 and $3.1 million in 2002. This equates to 54.2% of pre-tax income in 2003 and 39.8% of pre-tax income in 2002. The higher effective tax rate in 2003 results principally from the higher mix of foreign income to total consolidated income and from the level of non-deductible business expenses in relation to low pre-tax income.

Liquidity and Capital Resources

     Our working capital position was as follows as of December 31:

	2004	2003	2002

Working Capital (000s)	$146,005	$133,909	$116,434
Current Ratio	2.85	2.76	2.82

     During the year ended December 31, 2004, our working capital position increased $12.1 million. Offsetting this increase were the effects of an $8.0 million reduction in restricted cash which had been used to secure a letter of credit obligation at December 31, 2003. Net of the effect of the restricted cash item, working capital increased by $20.1 million, with approximately $9.2 million of this growth associated with an increase in inventories at December 31, 2004 as compared to December 31, 2003. The increase in inventory is principally related to increased barite ore, which is needed to meet the demand for that key raw material of our drilling fluids segment and to effectively manage the long-lead logistics of overseas sourcing.

     Net trade accounts receivable increased $600,000 during 2004 on a $60.2 million increase in revenues. During 2004, days sales in receivables declined by thirteen days to 85 days from 98 days in 2003. We continue to monitor our accounts receivable positions and have made working capital management a primary focus for our management.

     We anticipate that our working capital requirements for 2005 will increase as a result of the expected improvement in revenue. Some of this expected increase in working capital requirements should be offset by our continued focus on improving our collection cycle and anticipated reductions in composite mat inventory. However, we have the ability to supplement our operating cash flows with borrowings under our credit facility to fund the expected increase in working capital. We believe we have adequate capacity under our credit facility to meet these anticipated working capital needs.

     Cash generated from operations during 2004 totaled $18.4 million. This cash, along with $11.2 million of collections on notes receivable, including the second quarter collection of a $6.3 million note receivable related to the 1996 sale of a former shipyard operation, was used to fund net capital expenditures of $23.5 million and payments on debt obligations of $5.0 million. We anticipate that 2005 capital expenditures will be below 2005 depreciation and that we will fund capital expenditures for 2005 with cash generated from operations. The majority of 2005 capital expenditures are expected to be used principally to expand drilling fluids service capacity in growing markets as and when needed and will be adjusted depending on market conditions, our operating cash flows and other available cash resources.

     Our long term capitalization was as follows as of December 31:

	2004	2003	2002

Long-term debt (excluding current maturities):
Credit facility	$39,633	$52,500	$37,500
Senior subordinated notes	125,000	125,000	125,000
Barite facilities financing	13,229	—	—
Mexico mat financing	5,160	—	—
Other	3,264	6,100	9,549

Total long-term debt	186,286	183,600	172,049
Stockholders’ equity	322,965	313,961	305,423

Total capitalization	$509,251	$497,561	$477,472

Long-term debt to long-term capitalization	36.6%	36.9%	36.0%

     On February 25, 2004, our bank credit facility was converted into an asset-based lending facility (the “Credit Facility”). The Credit Facility matures on February 25, 2007. Under the Credit Facility, we can borrow up to $15 million in term debt and $70 million in revolving debt, for a total of $85 million. At December 31, 2004, $11.8 million was outstanding under the term portion of the Credit Facility. Eligibility under the revolving portion of the Credit Facility is based on a percentage of our eligible consolidated accounts receivable and inventory as defined in the Credit Facility. At December 31, 2004, the maximum amount we could borrow under the revolving portion of the Credit Facility was $50.7 million. At December 31, 2004, $19.4 million in letters of credit were issued and outstanding and $27.8 million was outstanding under the revolving portion of the Credit Facility, leaving $3.5 million of availability at that date. The Credit Facility bears interest at either a specified prime rate (5.25% at December 31, 2004), or the LIBOR rate (2.56% at December 31, 2004), in each case plus a spread determined quarterly based upon a fixed charge coverage ratio. The weighted average interest rates on the outstanding balances under the respective credit facilities for the years ended December 31, 2004 and 2003 were 4.7% and 5.6%, respectively.

     The Credit Facility is secured by substantially all of our domestic assets and our domestic subsidiaries. The Credit Facility contains a fixed charge coverage ratio covenant and a tangible net worth covenant. As of December 31, 2004, we were in compliance with the covenants contained in the Credit Facility, as amended. The Notes do not contain any financial covenants; however, if we do not meet the financial covenants of the Credit Facility and are unable to obtain an amendment from the banks, we would be in default of the Credit Facility which would cause the Notes to be in default and immediately due. The Notes, the Credit Facility and the certificate of designations relating to our preferred stock also contain covenants that significantly limit the payment of dividends on our common stock.

     During the third quarter of 2004, we closed a $15 million project financing on our four barite mills (“Barite Facilities Financing”). Proceeds from this transaction were used to reduce advances under the Credit Facility. The Barite Facilities Financing is a $15 million term loan facility that bears interest at one-month LIBOR plus 3.75% (6.03% at December 31, 2004) payable monthly, and matures August 1, 2009. Principal payments are required monthly based on an amortization period of 12 years, with a balloon payment at the maturity date. The Barite Facilities Financing is collateralized by our four barite facilities and requires compliance with various financial and nonfinancial covenants. The financial covenants require us to maintain a minimum fixed charge coverage ratio and a minimum tangible net worth. We were in compliance with these covenants at December 31, 2004. At December 31, 2004, $14.5 million was outstanding under this agreement.

     During the third quarter of 2004, we also closed financing arrangements on $6.8 million in support of a new mat operation in Mexico (“Mexico Mat Financing”). The Mexico Mat Financing was used to acquire composite mats for our new Mexican operation rather than using amounts available under the Credit Facility. The Mexico Mat Financing consists of two term loan facilities totaling $6.8 million, bears interest at 7% payable monthly and matures August 1, 2007. Principal payments are required monthly based on an amortization period of 5 years, with a balloon payment at the maturity date. The Mexico Mat Financing is collateralized by the composite mats of our Mexican operation. At December 31, 2004, $6.3 million was outstanding under these arrangements.

     Ava, S.p.A (“Ava”), our European drilling fluids subsidiary, maintains its own credit arrangements, consisting primarily of lines of credit with several banks, with the lines renewed on an annual basis. Advances under these credit arrangements are typically based on a percentage of Ava’s accounts receivable or firm contracts with certain customers. As of December 31, 2004, Ava had a total of $8.1 million outstanding under these facilities. We do not provide a corporate guarantee of Ava’s debt.

     With respect to off balance sheet liabilities, we lease most of our office and warehouse space, rolling stock and certain pieces of operating equipment under operating leases. We have issued a guarantee of certain debt obligations of the manufacturer of our composite mats, LOMA. This guarantee is backed by a letter of credit. The amount of this guarantee as of December 31, 2004 was $6.2 million. The underlying debt obligation of LOMA matures in December 2008. Because of the recent bankruptcy filing by LOMA (see Item 3 – Legal Proceedings), our guarantee may be called upon to fulfill LOMA’s debt obligation. As a result of LOMA’s insufficient cash, beginning in September 2004, we have made debt service payments on behalf of LOMA in connection with our guarantee. Debt service payments made on behalf of LOMA totaled $984,000 through December 31, 2004. This amount has been recorded as a receivable from LOMA and is included in other long term assets as of the end of the year. Since our guarantee is secured by a letter of credit, there has been no impact on the availability under our Credit Facility as a result of the debt service payments made to date on behalf of LOMA or any future debt service payments that could be made as a result of the guarantee. We have also issued a guarantee for certain lease obligations of a joint venture which supplies a portion of our wooden mats on a day rate leasing basis (“MOCTX”). This guarantee is joint and several and will remain outstanding for the term of the joint venture’s debt, which presently matures in July 2006. The amount of this guarantee as of December 31, 2004 was $4.2 million. In 2005, MOCTX was dissolved and we took possession of the underlying assets and assumed the obligations under the leases. We will account for these leases as capital leases based on the remaining terms of the leases at the time of assumption.

     Except as described in the preceding paragraphs, we are not aware of any material expenditures, significant balloon payments or other payments on long-term obligations or any other demands or commitments, including off-balance sheet items to be incurred within the next 12 months. Inflation has not materially impacted our revenues or income.

     A summary of our outstanding contractual and other obligations and commitments at December 31, 2004 is as follows (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years

Long-term debt and capital leases	$191.3	$5.0	$175.2	$11.0	$0.1
Foreign bank lines of credit	8.0	8.0	—	—	—
Operating leases (1)	41.5	15.2	16.6	6.4	3.3
Trade accounts payable and accrued liabilities reflected in balance sheet	65.7	65.7
Purchase commitments, not accrued (2)	5.5	5.5	—	—	—
Other long-term liabilities reflected in balance sheet	2.1	—	2.1	—	—
Performance bond obligations	9.0	—	—	—	9.0
Secured guarantees	6.2	1.8	3.5	0.9	—
Standby letter of credit commitments not included elsewhere	1.2	1.2	—	—	—

Total contractual obligations	$330.5	$102.4	$197.4	$18.3	$12.4

(1)	Includes commitments under an operating lease with MOCTX. This future commitment is also guaranteed as described elsewhere in this report.

(2)	Includes purchase order commitments for inventory (including $4.4 million secured by standby letters of credit) not received as of December 31, 2004.

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

     We believe the critical accounting policies described below affect our more significant judgments and estimates used in preparing our consolidated financial statements.

Revenue Recognition

     For the fluids sales and engineering segment, revenues, less allowances for product returns, are recognized for sales of drilling fluid materials upon shipment of the materials. Engineering and related services are provided to customers at agreed upon hourly or daily rates, and revenues are recognized when the services are performed.

     For the E&P waste disposal segment, revenues are recognized when we take title to the waste, which is upon receipt of the waste at our facility. All costs related to the transporting and disposing of the waste received are accrued when that revenue is recognized.

     For the mat and integrated services segment, revenues for sales of wooden or composite mats are recognized when title passes to the customer, which is upon shipment or delivery, depending upon the terms of the underlying sales contract.

     Revenues in the mat and integrated services segment are generated from both fixed price and unit-priced contracts, which are short-term in duration. The activities under these contracts include site preparation, pit design, construction and drilling waste management, and installation and use of our composite or wooden mat systems during an initial period. This initial period includes revenues and costs for site preparation, installation and use of mat systems. Revenues from these contracts are recorded using the percentage-of-completion method based on project milestones as specified in the contracts.

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

     All reimbursements by customers of shipping and handling costs are included in revenues. Shipping and handling costs are included in cost of revenues in the income statement.

Allowance for Doubtful Accounts

     Reserves for uncollectible accounts receivable and notes receivable are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable. For notes receivable, our judgments with respect to collectibility includes evaluating any underlying collateral. In 2004, we reassessed potential losses for all customers in bankruptcy proceedings.

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

Inventory

     Reserves for inventory obsolescence are determined based on fair value of the inventory using factors such as our historical usage of inventory on-hand, future expectations related to our customers needs, market conditions and the development of new products. We have recently developed several new products, including our DeepDrill™ family of products and our Dura-Base® composite plastic mat system. Our inability to obtain market acceptance of these products, changes in oil and gas drilling activity and the development of new technologies associated with the drilling industry could require additional allowances to reduce the value of inventory to the lower of its cost or net realizable value.

Impairments

     We perform goodwill and intangible asset impairment tests on at least an annual basis in accordance with the guidance in Financial Accounting Standard (“FAS”) 142, “Goodwill and Other

Intangible Assets.” We perform long-lived asset impairment tests in accordance with FAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” In accordance with FAS 142, impairments are calculated based on a fair value concept. In accordance with FAS 144, impairments are calculated based on a future cash flow concept.

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

Income Taxes

     We have net deferred tax assets of $16.6 million at December 31, 2004. We provide for deferred taxes in accordance with FAS 109, “Accounting for Income Taxes.” Under FAS 109, a valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2004, we had recorded a valuation allowance for all state NOLs and for NOLs generated during start up operations of our Mexican joint venture. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period this determination was made.

New Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which is a revision of FAS 123, “Accounting for Stock-Based Compensation.” FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS 95, “Statement of Cash Flows.” Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) must be adopted no later than July 1, 2005. FAS 123(R) permits adoption of its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirement of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted prior to the effective date of FAS 123(R) that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method previously described, but also permits restatement of prior periods based on the amounts previously reported in pro forma disclosures under FAS 123. We currently plan to adopt FAS 123(R) using the modified prospective method.

     As permitted by FAS 123, we currently account for stock-based compensation using Accounting Principles Board (“APB”) 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of FAS 123(R) will likely have a material impact on our results of operations. However, the ultimate impact of adoption of FAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123(R) in prior periods, the impact would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note A to our consolidated financial statements under the heading Stock-Based Compensation.

     In November 2004, the FASB issued FAS 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). It requires that these items be recognized as current-period charges regardless of whether they meet a criterion of “so abnormal.” It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. It is currently not known what impact the adoption of FAS 151 will have on Newpark’s financial results.

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

Long-Term Debt

     Our policy has historically been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At December 31, 2004, we had total debt outstanding of $199.3 million, of which $125 million, or 63%, relates to our Senior Subordinated Notes (the “Notes”), which bear interest at a fixed rate of 8.625%. The remaining $74.3 million of debt outstanding at December 31, 2004 bears interest at a floating rate. At December 31, 2004, the weighted average interest rate under our floating-rate debt was approximately 5.3%. Assuming a 200 basis point increase in market interest rates during 2005, our annual interest expense would increase approximately $921,000, net of taxes, resulting in a $0.01 per diluted share reduction in annual earnings.

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

     During the years ended December 31, 2004, 2003 and 2002, we reported foreign currency gains of $301,000, $831,000 and $170,000, respectively. These transactional gains and losses were primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including intercompany advances which are deemed to be short-term in nature. We estimate that a hypothetical 10% movement of all applicable foreign currency exchange rates would affect annual earnings by approximately $385,000, due to the revaluing of these monetary assets and intercompany balances.

     Assets and liabilities of our foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive income in the stockholders’ equity section of our balance sheet. Included in comprehensive income are translation gains of $3.1 million, $5.9 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, net assets of foreign subsidiaries included in our consolidated balance sheet totaled $35.0 million. We estimate that a hypothetical 10% movement of all applicable foreign currency exchange rates would affect other comprehensive income by approximately $3.5 million.

Fair Value of Financial Instruments

     The fair value of cash and cash equivalents, net accounts receivable, accounts payable and variable rate debt approximated book value at December 31, 2004. The fair value of the 8.625% Notes totaled $125.9 million at December 31, 2004. The fair value of the Notes has been estimated based on quotes from the lead broker.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Newpark Resources, Inc.

We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newpark Resources, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Newpark Resources Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 15, 2005

Newpark Resources, Inc.
Consolidated Balance Sheets
December 31,

(In thousands, except share data)	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$7,022	$4,692
Restricted cash	—	8,029
Trade accounts receivable, less allowance of $3,260 in 2004 and $2,920 in 2003	100,587	99,948
Notes and other receivables	7,321	5,428
Inventories	84,044	74,846
Deferred tax asset	12,501	8,698
Prepaid expenses and other current assets	13,275	8,510

Total current assets	224,750	210,151

Property, plant and equipment, at cost, net of accumulated depreciation	210,514	206,238
Goodwill	117,414	115,869
Deferred tax asset	4,063	8,778
Other intangible assets, net of accumulated amortization	15,355	14,947
Other assets	18,018	19,517

	$590,114	$575,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Foreign bank lines of credit	$8,017	$10,610
Current maturities of long-term debt	5,031	3,259
Accounts payable	38,822	40,479
Accrued liabilities	26,875	21,894

Total current liabilities	78,745	76,242

Long-term debt, less current portion	186,286	183,600
Other noncurrent liabilities	2,118	1,697

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 80,000 and 120,000 shares outstanding at December 31, 2004 and 2003, respectively	20,000	30,000
Common Stock, $0.01 par value, 100,000,000 shares authorized, 84,021,351 and 81,073,222 shares outstanding at December 31, 2004 and 2003, respectively	840	811
Paid-in capital	402,248	390,788
Unearned restricted stock compensation	(472)	(803)
Accumulated other comprehensive income	8,199	5,033
Retained deficit	(107,850)	(111,868)

Total stockholders’ equity	322,965	313,961

	$590,114	$575,500

See Accompanying Notes to Consoldated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Income
Year Ended December 31,

(In thousands, except share data)	2004	2003	2002

Revenues	$433,422	$373,179	$321,195

Cost of revenues	399,015	347,733	296,499

Gross profit	34,407	25,446	24,696

General and administrative expenses	9,384	5,772	5,640
Impairment losses	3,399	350	—
Provision for uncollectible accounts	800	1,000	—

Operating income	20,824	18,324	19,056

Foreign currency exchange gain	(301)	(831)	(170)
Interest income	(1,345)	(633)	(741)
Interest expense	14,797	15,251	12,286

Income before income taxes	7,673	4,537	7,681
Provision for income taxes	2,717	2,460	3,060

Net income	4,956	2,077	4,621
Less:
Preferred stock dividends and accretion	938	1,583	3,071
Other noncash preferred stock charges	—	—	1,037

Net income applicable to common and common equivalent shares	$4,018	$494	$513

Income per common and common equivalent share:
Basic	$0.05	$0.01	$0.01

Diluted	$0.05	$0.01	$0.01

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income
Year Ended December 31,

(In thousands)	2004	2003	2002

Net income	$4,956	$2,077	$4,621

Other comprehensive income:
Foreign currency translation adjustments	3,166	5,897	1,168

Comprehensive income	$8,122	$7,974	$5,789

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Stockholders’ Equity
Year Ended December 31,

					Accumulated
					Other
				Unearned	Compre-
	Preferred	Common	Paid-In	Restricted	hensive	Retained
(In thousands)	Stock	Stock	Capital	Stock	Income	Deficit	Total

Balance at January 1, 2002	$73,970	$703	$335,117	$(940)	$(2,032)	$(112,864)	$293,954
Employee stock options and ESPP	—	5	2,752	—	—	—	2,757
Amortization of restricted stock	—	—	—	617	—	—	617
Cancellations of restricted stock	—	—	(378)	42	—	—	(336)
Foreign currency translation	—	—	—	—	1,168	—	1,168
Preferred stock dividends and accretion	1,030	5	3,023	—	—	(4,119)	(61)
Issuance of common stock	—	20	16,280	—	—	—	16,300
Redemption of Series A preferred stock	(15,000)	—	—	—	—	—	(15,000)
Conversion of Series C preferred stock	(18,125)	42	18,083	—	—	—	—
Shares issued in acquisition	—	2	1,401	—	—	—	1,403
Net income	—	—	—	—	—	4,621	4,621

Balance at December 31, 2002	41,875	777	376,278	(281)	(864)	(112,362)	305,423
Employee stock options and ESPP	—	—	303	—	—	—	303
Amortization of restricted stock	—	—	—	277	—	—	277
Issuances of restricted stock	—	2	881	(883)	—	—	—
Cancellations of restricted stock	—	—	(100)	84	—	—	(16)
Foreign currency translation	—	—	—	—	5,897	—	5,897
Preferred stock dividends	—	4	1,579	—	—	(1,583)	—
Conversion of Series C preferred stock	(11,875)	28	11,847	—	—	—	—
Net income	—	—	—	—	—	2,077	2,077

Balance at December 31, 2003	30,000	811	390,788	(803)	5,033	(111,868)	313,961
Employee stock options and ESPP	—	2	1,143	—	—	—	1,145
Amortization of restricted stock	—	—	—	331	—	—	331
Foreign currency translation	—	—	—	—	3,166	—	3,166
Preferred stock dividends	—	1	343	—	—	(938)	(594)
Conversion of Series C preferred stock	(10,000)	26	9,974	—	—	—	—
Net income	—	—	—	—	—	4,956	4,956

Balance at December 31, 2004	$20,000	$840	$402,248	$(472)	$8,199	$(107,850)	$322,965

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
Year Ended December 31,

(In thousands)	2004	2003	2002

Cash flows from operating activities:
Net income	$4,956	$2,077	$4,621
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	18,168	18,765	19,467
Amortization	2,633	2,564	2,376
Provision for deferred income taxes	3,408	526	3,837
Provision for doubtful accounts	800	1,000	—
Impairment losses	3,399	350	—
Gain (loss) on sale of assets	(78)	249	(43)
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in restricted cash	8,029	(8,029)	—
Decrease in accounts and notes receivable	(7,795)	(3,470)	(3,991)
Increase in inventories	(11,886)	(21,119)	(8,287)
Decrease (increase) in other assets	(3,463)	3,728	(3,781)
Increase (decrease) in accounts payable	(1,329)	5,128	2,239
Increase (decrease) in accrued liabilities and other	1,592	4,210	(5,298)

Net cash provided by operations	18,434	5,979	11,140

Cash flows from investing activities:
Capital expenditures	(23,468)	(22,726)	(15,187)
Proceeds from sale of property, plant and equipment	395	683	532
Payments received on notes receivable	11,201	1,573	2,180
Acquisitions, net of cash acquired	—	—	(4,774)

Net cash used in investing activities	(11,872)	(20,470)	(17,249)

Cash flows from financing activities:
Net borrowings (payments) on lines of credit	(15,442)	19,097	395
Principal payments on notes payable and long-term debt	(5,049)	(3,768)	(2,825)
Long-term borrowings	15,558	—	—
Proceeds from ESPP and exercise of stock options	1,110	303	2,338
Preferred stock dividends paid in cash	(675)	—	(106)
Net proceeds from common stock issue	—	—	16,300
Repurchase of preferred stock	—	—	(15,000)

Net cash (used in) provided by financing activities	(4,498)	15,632	1,102

Effect of exchange rate changes	266	826	228

Net increase (decrease) in cash and cash equivalents	2,330	1,967	(4,779)

Cash and cash equivalents at beginning of year	4,692	2,725	7,504

Cash and cash equivalents at end of year	$7,022	$4,692	$2,725

See Accompanying Notes to Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Summary of Significant Accounting Policies

Organization and Principles of Consolidation. Newpark Resources, Inc., a Delaware corporation, (“Newpark”) provides integrated fluids management, environmental and oilfield services to the oil and gas exploration and production industry, principally in the Louisiana and Texas Gulf Coast, the U.S. Midcontinent , U.S. Rocky Mountain, Canada, areas of Europe and North Africa surrounding the Mediterranean Sea and Mexico. The consolidated financial statements include the accounts of Newpark and its wholly-owned subsidiaries. Investments in which Newpark owns 20 percent to 50 percent and exercises significant influence over operating and financial policies of, but does not control and is not the primary beneficiary of, are accounted for using the equity method. All material inter-company transactions are eliminated in consolidation. We have reclassified certain amounts previously reported to conform with the presentation at December 31, 2004.

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

Restricted Cash. At December 31, 2003, Newpark had invested $8.0 million in a certificate of deposit that was designated as restricted cash. The certificate of deposit secured a portion of borrowings under Newpark’s credit facility. In December 2003, Newpark borrowed this amount in order to secure its obligation to guarantee the debt of the manufacturer of Newpark’s composite mats. In March 2004, after completing a restructuring of the credit facility, the certificate of deposit was converted to cash and the proceeds were used to pay down the credit facility. A letter of credit was issued to secure Newpark’s guarantee.

Fair Value Disclosures. Newpark’s significant financial instruments consist of cash and cash equivalents, receivables, payables and long-term debt. The estimated fair value amounts have been developed based on available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. After this analysis, except as described below, management believes the carrying values of these instruments approximate fair values at December 31, 2004 and 2003.

     The estimated fair value of Newpark’s Senior Subordinated Notes payable at December 31, 2004 and 2003, based upon available market information, was $125.9 million and $128.3 million, respectively, as compared to the carrying amount of $125.0 million on those dates.

Inventories. Inventories are stated at the lower of cost (principally average and first-in, first-out) or market. Certain costs associated with the acquisition, production and blending of inventory in Newpark’s fluids sales and engineering segment are capitalized as a component of the carrying value of the inventory and expensed as a component of cost of revenues as the products are sold.

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

     Effective January 1, 2002, Newpark ceased to amortize goodwill pursuant to Statement of Financial Accounting Standards (“FAS”) No. 142, “Goodwill and Other Intangible Assets.” Impairment testing of goodwill is performed annually, with interim testing required if circumstances warrant.

In accordance with FAS 142, Newpark has performed impairment reviews by reporting unit based on a fair value concept. Newpark’s goodwill impairment reviews indicated that Newpark’s goodwill was not impaired.

Newpark also has recorded other identifiable intangible assets which were acquired in business combinations or in separate transactions. These other identifiable intangible assets include permits, patents and similar exclusivity arrangements, customer intangibles, trademarks and non-compete agreements, which are being amortized over their contractual life of 5 to 17 years on a straight-line basis, except for certain assets acquired in an acquisition in 2002, which are not being amortized (see Note C). In accordance with FAS 142, Newpark concluded that its permits, operating rights, licenses and trademarks have indefinite lives since it has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to use these intangible assets indefinitely. Newpark’s rights under these arrangements continue so long as it is in compliance with the underlying terms of the arrangements. Any period costs of maintaining these intangible assets are expensed as incurred. Each reporting period, Newpark evaluates whether indefinite-lived intangibles have become impaired.

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

Impairment Losses. Newpark recorded an impairment loss of $3.4 million in the fourth quarter of 2004 due to the other-than-temporary impairment of an investment in convertible, redeemable preferred stock of a company that owns thermal desorption technology. The company in which Newpark had invested suffered an adverse judgment in a patent case and filed for protection under Chapter 11 bankruptcy proceedings. In the fourth quarter of 2004, the company was forced into conversion of its Chapter 11 proceedings to Chapter 7 bankruptcy proceedings by the plaintiff. With no access to its equipment and the related operating cash flows due to this conversion, the company had to cease its operations in the fourth quarter of 2004. Though Newpark’s investment remains collateralized by equipment, an impairment loss was recorded as the recovery of Newpark’s investment is considered remote due to the impact of the Chapter 7 proceedings and other actions taken by the plaintiff during the fourth quarter. At December 31, 2003, this investment was reported in other assets on the consolidated balance sheet and was not included in the assets of Newpark’s reportable segments.

     The impairment loss in 2003 related to Newpark’s evaluation of the net realizable value of assets at its barite grinding facilities in Channelview, Texas that will be abandoned after the relocation of these facilities is completed in 2005. The underlying assets were included in the assets of the Fluids Sales and Engineering segment.

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

     For the E&P waste disposal segment, revenues are recognized when Newpark takes title to the waste, which is upon receipt of the waste at its facility. All costs related to transporting and disposing of the waste received are accrued when that revenue is recognized.

     For the mat and integrated services segment, revenues for sales of wooden or composite mats are recognized when title passes to the customer, which is upon shipment or delivery, depending upon the terms of the underlying sales contract.

     Revenues in the mat and integrated services segment are generated from both fixed price and unit-priced contracts, which are short-term in duration. The activities under these contracts include site preparation, pit design, construction and drilling waste management, and installation and use of composite or wooden mat systems during an initial period. This initial period includes revenues and costs for site preparation, installation and use of mat systems. Revenues from these contracts are recorded using the percentage-of-completion method based on project milestones as specified in the contracts.

     At the end of the initial period, the customer, at its option, may extend the use of the mat systems. Revenues related to the extension period are quoted either on a day-rate basis or at a fixed price and are recognized ratably over the agreed extension period. Revenues for services provided to customers at agreed upon hourly or daily rates are recognized when the services are performed. The services typically provided to customers at agreed upon hourly or daily rates include site assessment and regulatory compliance.

     All reimbursements by customers of shipping and handling costs are included in revenues. Shipping and handling costs are included in cost of revenues in the income statement.

Income Taxes. Newpark provides for deferred taxes in accordance with FAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach for measuring deferred tax assets and liabilities due to temporary differences existing at year end using currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Investment in Variable Interest Entities and Unconsolidated Joint Ventures. In January 2003, the FASB issued Financial Interpretation Number 46 (“FIN 46”) “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies were required to apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remained in existence as of the beginning of annual or interim periods beginning after March 15, 2004.

     Management has completed its assessment of the impact of FIN 46 on the reporting for Newpark’s three variable interest entities. These variable interest entities consist of a 90% interest in a Mexican joint venture for the sale and lease of Dura-Base® composite mats in the Mexican market (DuraBase de Mexico), a 49% interest in the leading producer of wooden mat systems (“MOCTX”) and a 49% interest in the LOMA Company, LLC (“LOMA”), the manufacturer of its composite mats. Based on management’s assessments, it was determined that Newpark is the primary beneficiary of DuraBase de Mexico and has consolidated the financial statements of DuraBase de Mexico. Based on management’s assessments, it was determined that Newpark is not the primary beneficiary of MOCTX and Newpark continues to account for this investment under the equity method. Newpark has issued a guarantee for certain debt obligations of MOCTX. This guarantee is joint and several and will remain outstanding for the term of the joint venture’s debt, which presently matures in July 2006. The amount of this guarantee as of December 31, 2004 was $4.2 million. In 2005, MOCTX was dissolved and Newpark took possession of the underlying assets and assumed the obligations under the leases. Newpark will account for these leases as capital leases based on the remaining terms of the leases at the time of assumption by Newpark.

     Based on management’s assessments, it was determined that Newpark is the primary beneficiary of LOMA. However, due to the ongoing dispute and pricing litigation discussed in Note

N, Newpark currently does not have access to and has been unable to obtain current and reliable financial information for LOMA as of and for the period ended December 31, 2004. In addition, substantially all of the operating activity of LOMA is with Newpark or one of its wholly-owned subsidiaries and this activity would be eliminated in consolidation. Therefore, Newpark has accounted for its investment in LOMA on the cost method as of December 31, 2004. Newpark’s investment in LOMA as of December 31, 2004 was $11.4 million, including $10.2 million in receivables recorded in connection with the recent judgment in the pricing dispute. In 2004, as a result of a favorable judgment in the pricing litigation, Newpark recorded a receivable from LOMA, totaling $10.2 million, net of an allowance of approximately $6.8 million. This receivable is included in other long-term assets as of December 31, 2004. The recorded value of the receivable is net of any allowances for amounts deemed to be uncollectible from LOMA in the future. Net reductions to inventory and property, plant and equipment in the amount of $3.4 million and $5.2 million, respectively, were recorded in connection with recording this receivable. These reductions were made to reduce mat costs to the amounts determined as appropriate by the state court judgment, as opposed to the amounts originally invoiced by LOMA. Newpark has issued a guarantee of certain debt obligations of LOMA. This guarantee is backed by a letter of credit. The amount of this guarantee as of December 31, 2004 was $6.2 million.

Stock-Based Compensation. At December 31, 2004, Newpark had four stock-based compensation plans, which are described in Note K. Newpark applies Accounting Principles Board Opinion 25 (“APB 25”) and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans as the exercise price of all stock options granted there under is equal to the fair value at the date of grant. Had compensation costs for Newpark’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, Newpark’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

		Year Ended December 31,

(In thousands, except per share data)		2004	2003	2002

Income applicable to common and common equivalent shares:
As reported		$4,018	$494	$513
Add recorded stock compensation expense, net of related taxes		214	172	383
Deduct stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes		(3,535)	(2,264)	(2,880)

Pro forma income (loss)		$697	$(1,598)	$(1,984)

Earnings (loss) per share:
Basic	As reported	$0.05	$0.01	$0.01
	Pro forma	$0.01	$(0.02)	$(0.03)

Diluted	As reported	$0.05	$0.01	$0.01
	Pro forma	$0.01	$(0.02)	$(0.03)

     During the year ended December 31, 2004, Newpark modified the terms of non-director and non-executive officer stock options to accelerate the vesting of out-of-the-money options in order to minimize the expense of stock options in future financial statements due to the required adoption of FAS 123® on July 1, 2005, as described below. This resulted in an increase of $1.7 million in the pro forma after-tax expense for 2004 presented above.

Foreign Currency Transactions. The majority of Newpark’s transactions are in U.S. dollars; however, Newpark’s Canadian and Italian subsidiaries maintain their accounting records in the respective local currency. These currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected in “accumulated other comprehensive income,” a component of stockholders’ equity, in accordance with FAS 52 and FAS 130, “Reporting Comprehensive Income.” Foreign currency transaction gains (losses), if any, are credited or charged to income. Net transaction gains totaling $301,000, $831,000 and $170,000 were recorded in 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, cumulative foreign currency translation gains related to foreign subsidiaries reflected in stockholders’ equity amounted to $8.2 million and $5.0 million, respectively. At December 31, 2004 Newpark’s foreign subsidiaries had net assets of approximately $35.0 million.

New Accounting Standards. In December 2004, the FASB issued FAS 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which is a revision of FAS 123, “Accounting for Stock-Based Compensation.” FAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS 95, “Statement of Cash Flows.” Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) must be adopted no later than July 1, 2005. FAS 123(R) permits adoption of its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirement of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted prior to the effective date of FAS 123(R) that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method previously described, but also permits restatement of prior periods based on the amounts previously reported in pro forma disclosures under FAS 123. Newpark currently plans to adopt FAS 123(R) using the modified prospective method.

     As permitted by FAS 123, Newpark currently accounts for stock-based compensation using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of FAS 123(R) will likely have a material impact on Newpark’s results of operations. However, the ultimate impact of adoption of FAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Newpark adopted FAS 123(R) in prior periods, the impact would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share previously disclosed in this note under the heading Stock-Based Compensation.

     In November 2004, the FASB issued FAS 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). It requires that these items be recognized as current-period charges regardless of whether they meet a criterion of “so abnormal.” It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. It is currently not known what impact the adoption of FAS 151 will have on Newpark’s financial results.

B.	Acquisitions

     On May 23, 2002, Newpark acquired 100% of the outstanding capital stock of AVA, S.p.A (“AVA”), a privately owned provider of drilling fluids headquartered in Rome, Italy. Subsequent to this transaction, AVA acquired the remaining 75% interest in a subsidiary which principally operates in Algeria and Tunisia. The total purchase price in these acquisitions was $7.7 million, which was paid through the issuance of 170,704 shares of Newpark common stock, valued at approximately $1.4 million (based on the fair market value of Newpark stock on the date of acquisition), and approximately $6.3 million in cash. AVA was founded in 1954 and provides drilling fluids and related products to exploration companies in the Mediterranean, Eastern Europe and North Africa. AVA’s pre-acquisition operating results were not significant relative to Newpark. The primary reason for the acquisition of AVA and its related subsidiaries was to expand Newpark’s international presence. While AVA’s operations have been associated with drilling fluids, Newpark intends to use the acquired infrastructure to assist in marketing all its products and services on an international basis.

     The acquisition was accounted for in accordance with FAS 141. The purchase price, including approximately $405,000 of acquisition costs, was allocated to the net assets of AVA based on preliminary estimated fair values at the date of acquisition. These preliminary estimates were revised during 2003 to the following final allocated amounts, principally in connection with recording deferred tax liabilities (in thousands):

Current assets, net of cash acquired	$12,775
Property, plant and equipment	1,342
Intangible assets:
Customer relationships (10-year life)	827
Trademarks (indefinite, non-amortizing)	580
Noncompete agreements (5-year life)	383
Operating rights and licenses (indefinite life, non-amortizing)	407
Other assets	397
Goodwill	5,987
Liabilities assumed	(16,117)

Total purchase price, net of cash acquired	6,581
Less value of common stock issued	(1,403)

Cash purchase price, net of cash acquired	$5,178

C.	Goodwill and Other Intangibles

     The changes in the carrying amount of goodwill by segment for 2002, 2003 and 2004 are as follows:

	E&P	Drilling	Mat and
(In thousands)	Waste	Fluids	Integrated	Total

Balance at January 1, 2002	$61,756	$34,099	$9,912	$105,767
Goodwill acquired	—	4,213	—	4,213
Effects of foreign currency	29	718	—	747

Balance at December 31, 2002	61,785	39,030	9,912	110,727
Goodwill adjustments for final purchase price allocation of 2002 acquisition	—	1,774	—	1,774
Effects of foreign currency	811	2,557	—	3,368

Balance at December 31, 2003	62,596	43,361	9,912	115,869
Effects of foreign currency	330	1,215	—	1,545

Balance at December 31, 2004	$62,926	$44,576	$9,912	$117,414

     Other intangible assets consist of the following:

		December 31, 2004			December 31, 2003

		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Period	Amount	Amortization	Net	Amount	Amortization	Net

Patents and exclusivity agreements	15—17 years	$16,323	$7,450	$8,873	$14,718	$6,299	$8,419
Permits, operating rights and licenses	Non-amortizing	4,491	—	4,491	4,472	—	4,472
Customer relationships	10 years	1,243	299	944	1,156	182	974
Noncompete agreements	5 years	575	399	176	535	264	271
Trademarks	Non-amortizing	871	—	871	811	—	811

		$23,503	$8,148	$15,355	$21,692	$6,745	$14,947

     All of Newpark’s intangible assets are subject to amortization in accordance with FAS 142, except for the permits, operating rights, licenses and trademarks, which are deemed to have an indefinite life. Total amortization expense for the years ended December 31, 2004, 2003 and 2002 related to other intangibles was $1,352,000, $1,452,000 and $1,046,000, respectively.

     Estimated future amortization expense for the years ended December 31 is as follows (in thousands):

2005	$1,221
2006	$1,188
2007	$1,141
2008	$1,076
2009	$1,056

D.	Inventory

     Newpark’s inventory consisted of the following items at December 31, 2004 and 2003:

(In thousands)	2004	2003

Finished Goods:
Composite mats	$12,824	$21,307
Raw materials and components:
Logs	5,121	3,982
Drilling fluids raw materials and components	63,602	47,856
Supplies	287	308
Other	2,210	1,393

Total raw materials and components	71,220	53,539

Total inventory	$84,044	$74,846

E.	Property, Plant and Equipment

     Newpark’s investment in property, plant and equipment at December 31, 2004 and 2003 is summarized as follows:

(In thousands)	2004	2003

Land	$16,102	$11,203
Buildings and improvements	63,522	58,174
Machinery and equipment	185,805	171,025
Construction in progress	8,878	22,729
Mats	38,026	43,546
Other	3,613	3,164

	315,946	309,841
Less accumulated depreciation	(105,432)	(103,603)

	$210,514	$206,238

F.	Financing Arrangements

     Financing arrangements consisted of the following at December 31, 2004 and 2003:

(In thousands)	2004	2003

Senior subordinated notes	$125,000	$125,000
Domestic bank lines of credit	39,633	52,500
Barite facilities financing	14,479	—
Mexico mat financing	6,339	—
Foreign bank lines of credit	8,017	10,610
Other, principally capital leases secured by composite mats, machinery and equipment with a total net book value of $45.1 million at December 31, 2004, payable through 2011, with interest at 4.9% to 10.25%	5,866	9,359

	199,334	197,469
Less: current portion	(13,048)	(13,869)

Long-term portion	$186,286	$183,600

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

     The Notes are guaranteed by substantially all domestic operating subsidiaries of Newpark (the “Subsidiary Guarantors”). The guarantee obligations of the Subsidiary Guarantors (which are all direct or indirect wholly owned subsidiaries of Newpark) are full, unconditional and joint and several. See Note R.

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

     On February 25, 2004, Newpark’s bank credit facility was converted into an asset-based lending facility (the “Credit Facility”). The Credit Facility matures on February 25, 2007. Under the Credit Facility, Newpark can borrow up to $15 million in term debt and $70 million in revolving debt, for a total of $85 million. At December 31, 2004, $11.8 million was outstanding under the term portion of the Credit Facility. Eligibility under the revolving portion of the Credit Facility is based on a percentage of Newpark’s eligible consolidated accounts receivable and inventory as defined in the Credit Facility. At December 31, 2004, the maximum amount Newpark could borrow under the revolving portion of the Credit Facility was $50.7 million. At December 31, 2004, $19.4 million in letters of credit were issued and outstanding and $27.8 million was outstanding under the revolving portion of the Credit Facility, leaving $3.5 million of availability under the revolving portion of the Credit Facility at that date. The Credit Facility bears interest at either a specified prime rate (5.25% at December 31, 2004), or the LIBOR rate (2.56% at December 31, 2004), in each case plus a spread determined quarterly based upon a fixed charge coverage ratio. The weighted average interest rates on the outstanding balances under the respective credit facilities for the years ended December 31, 2004 and 2003 were 4.7% and 5.6%, respectively.

     The Credit Facility is secured by substantially all domestic assets of Newpark and its domestic subsidiaries. The Credit Facility contains a fixed charge coverage ratio covenant and a tangible net worth covenant. As of December 31, 2004, Newpark was in compliance with the covenants contained in the Credit Facility, as amended. The Notes do not contain any financial covenants; however, if Newpark does not meet the financial covenants of the Credit Facility and is unable to obtain an amendment from the banks, Newpark would be in default of the Credit Facility which would cause the Notes to be in default and immediately due. The Notes, the Credit Facility and the certificate of designations relating to Newpark’s preferred stock also contain covenants that significantly limit the payment of dividends on Newpark’s common stock.

     During the third quarter of 2004, Newpark closed a $15 million project financing on its four barite mills (“Barite Facilities Financing”). Proceeds from this transaction were used to reduce advances under the Credit Facility. The Barite Facilities Financing is a $15 million term loan facility which bears interest at one-month LIBOR plus 3.75% (6.03% at December 31, 2004) payable monthly and matures August 1, 2009. Principal payments are required monthly based on an amortization period of 12 years, with a balloon payment at the maturity date. The Barite Facilities Financing is collateralized by Newpark’s four barite facilities and requires Newpark to comply with various financial and nonfinancial covenants. The financial covenants require Newpark to maintain a minimum fixed charge coverage ratio and a minimum tangible net worth. Newpark was in compliance with these covenants at December 31, 2004.

     During the third quarter of 2004, Newpark also closed financing arrangements on $6.8 million in support of a new mat operation in Mexico (“Mexico Mat Financing”). The Mexico Mat Financing consists of two term loan facilities totaling $6.8 million, bears interest at 7% payable monthly and matures August 1, 2007. Principal payments are required monthly based on an amortization period of 5 years, with a balloon payment at the maturity date. The Mexico Mat Financing is collateralized by the composite mats of Newpark’s Mexican operation.

     AVA maintains its own credit arrangements, consisting primarily of lines of credit with several banks, with the lines renewed on an annual basis. Advances under these credit arrangements are typically based on a percentage of AVA’s accounts receivable or firm contracts with certain customers. As of December 31, 2004 and 2003, AVA had a total of $8.1 million and $10.6 million, respectively, outstanding under these facilities. Newpark does not provide a corporate guarantee of AVA’s debt.

     As of December 31, 2003, Newpark maintained a $100.0 million bank credit facility, including up to $25.0 million in standby letters of credit, in the form of a revolving line of credit commitment, which was scheduled to expire on February 27, 2005 but was converted into the Credit Facility discussed above. At December 31, 2003, $3.3 million in letters of credit were issued and outstanding and $52.5 million in revolving debt was outstanding under this facility. This facility bore interest at either a specified prime rate (4.00% at December 31, 2003), plus a spread determined quarterly based on Newpark’s funded debt to cash flow ratio, or the LIBOR rate (1.16% at December 31, 2003), plus a spread determined quarterly based on Newpark’s funded debt to cash flow ratio. The weighted average interest rate on the outstanding balance under this facility in 2003 was 5.9%.

     For the years ended December 31, 2004, 2003 and 2002, Newpark incurred interest cost of $15,120,000, $15,945,000 and $13,011,000, respectively, of which $323,000, $694,000 and $725,000, respectively, was capitalized on qualifying construction projects.

     Scheduled maturities of long-term debt are $13,048,000 in 2005, $5,355,000 in 2006, $169,833,000 in 2007, $1,437,000 in 2008 and $9,545,000 in 2009.

G.	Income Taxes

     The provision for income taxes charged to operations was as follows:

	Year Ended December 31,

(In thousands)	2004	2003	2002

Current tax expense (benefit):

U.S. Federal	$7	$—	$—
State	163	38	—
Foreign	(861)	1,896	(777)

Total current	(691)	1,934	(777)

Deferred tax expense (benefit):
U.S. Federal	3,106	505	3,837
State	302	21	—

Total deferred	3,408	526	3,837

Total provision	$2,717	$2,460	$3,060

     Income (loss) before income taxes was as follows:

	Year Ended December 31,

(In thousands)	2004	2003	2002

U.S.	$9,540	$505	$9,285
Other than U.S.	(1,867)	4,032	(1,604)

Income before income taxes	$7,673	$4,537	$7,681

     The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,

	2004	2003	2002

Income tax expense at statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	10.7	7.3	7.9
Higher rates on earnings (losses) of foreign operations	(0.3)	9.3	(1.0)
State taxes, net	6.1	0.5	—
Benefit of foreign interest deductible in U.S.	(5.5)	(6.1)	—
Deferred taxes no longer required	(6.6)	—	—
Increase in valuation allowance	1.6	—	—
Other	(5.6)	8.2	(2.1)

Total income tax expense	35.4%	54.2%	39.8%

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

(In thousands)	2004	2003

Deferred tax assets:
Net operating losses	$64,673	$66,275
Accruals not currently deductible	1,319	1,532
Bad debts	777	612
Alternative minimum tax credits	2,348	2,341
All other	4,533	1,757

Total deferred tax assets	73,650	72,517
Valuation allowance	(9,565)	(9,640)

Total deferred tax assets, net of allowances	64,085	62,877
Deferred tax liabilities:
Accelerated depreciation and amortization	43,160	43,707
All other	4,361	1,694

Total deferred tax liabilities	47,521	45,401

Total net deferred tax assets	$16,564	$17,476

     For U.S. federal income tax purposes, Newpark has net operating loss carryforwards (“NOLs”) of approximately $150.8 million (net of amounts disallowed pursuant to IRC Section 382) that, if not used, will expire in 2018 through 2023. Newpark also has approximately $2.3 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. Additionally, for state income tax purposes, Newpark has NOLs of approximately $214 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in year 2005 through 2023.

     At December 31, 2004, Newpark has recognized a net deferred tax asset of $16.6 million, the realization of which is dependent on Newpark’s ability to generate taxable income in future periods. Management believes that its estimate of its ability to generate future earnings based on current market outlook supports recognition of this amount.

     Under FAS 109, a valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2004 and December 31, 2003, Newpark has recorded a valuation allowance for all state NOLs.

     Deferred tax expense included an increase in the valuation allowance for deferred tax assets of $124,000 in 2004. This increase was related to Mexican NOLs, the realization of which is dependent upon projection of future Mexican taxable income. FAS 109 requires several years of positive historical earnings in order to consider projected earnings for purposes of valuing deferred tax assets. Because the Mexican operation began in 2004 and has no historical earnings track record, Newpark provided a valuation allowance of $124,000 against the Mexican NOLs generated in 2004. The valuation allowance declined overall, net of the increase for Mexican NOLs, due to state tax NOLs that were utilized during the current year.

     Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $3.3 million at December 31, 2004. Newpark has the ability and intent to leave these foreign earnings permanently reinvested abroad.

H.	Preferred Stock

     Newpark has been authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value, of which 80,000 and 120,000 shares were outstanding at December 31, 2004 and 2003, respectively.

     On June 1, 2000, Newpark completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of the Common Stock of Newpark at an exercise price of $10.075 per share, subject to anti-dilution adjustments. The Series B Warrant has a term of seven years, expiring June 1, 2007. There are no redemption features to the Series B Preferred Stock. The aggregate purchase price for these instruments was $30.0 million, of which approximately $26.5 million was allocated to the Series B Preferred Stock and approximately $3.5 million to the Series B Warrant. On December 28, 2000, Newpark completed the sale of 120,000 shares of Series C Convertible Preferred Stock, $0.01 par value per share (the “Series C Preferred Stock”). There were no redemption features to the Series C Preferred Stock. The aggregate purchase price for this instrument was $30.0 million. The net proceeds from these sales were used to repay indebtedness. No underwriting discounts or commissions were paid in connection with the sales of these securities.

     The holders of the Series B Preferred Stock have the right to convert all or any part of the Series B Preferred Stock into Common Stock at a conversion rate based on the current market value of the Common Stock as defined in the underlying agreement, or $10.075 per share of Common Stock, whichever is less. The holders of the Series C Preferred Stock had the right to convert all or any part of the Series C Preferred Stock into Common Stock at a conversion rate based on the current market value of the Common Stock, as defined in the underlying agreement or $11.2125 per share of Common Stock, whichever is less, but not less than $4.1325 per share. However, both the maximum and minimum conversion rates are subject to adjustment under certain circumstances. For purposes of any conversion, each share of Series B or Series C Preferred Stock will have a value equal to its stated value, plus any accrued and unpaid dividends.

     The agreements pursuant to which the Series B and Series C Preferred Stock and the Warrant were issued (the “Agreements”) require Newpark to use its best efforts to register under the the Securities Act of 1933, as amended (the “Act”), all of the shares of Common Stock issuable upon exercise of the Warrant and 1.5 times the number of shares of Common Stock issuable as of the effective date of the registration statement upon conversion of the Series B and Series C Preferred Stock or as dividends on the Series B and Series C Preferred Stock. Newpark will be required to increase the number of shares registered under the registration statement if the total number of shares of Common Stock issued and issuable under the Warrant and with respect to the Series B and Series C Preferred Stock exceeds 80% of the number of shares then registered. The registration statements currently cover approximately 13.7 million shares of Common Stock.

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

     During the second quarter of 2003, the holder of Series C Preferred Stock converted a total of 47,500 shares of the Series C Preferred Stock in accordance with the terms of the Agreements. The converted shares of Series C Preferred Stock had a total stated value of $11.9 million. In connection with these conversions, Newpark issued a total of 2.8 million shares of its common stock, valued at the conversion price of $4.3125, and cancelled the 47,500 shares of Series C Preferred Stock. During the third and fourth quarters of 2002, the holder of Series C Preferred Stock converted a total of 72,500 shares of the Series C Preferred Stock in accordance with the terms of the Agreements. The converted shares of Series C Stock had a total stated value of $18.1 million. In connection with these conversions, Newpark issued a total of 4.2 million shares of its common stock, valued at the conversion price of $4.3125, and cancelled the 72,500 shares of Series C Preferred Stock.

     Cumulative dividends are payable on the Series B and Series C Preferred Stock quarterly in arrears. The dividend rate is 4.5% per annum, based on the stated value of $250 per share of Series B and Series C Preferred Stock. Dividends payable on the Series B and Series C Preferred Stock may be paid at the option of Newpark either in cash or by issuing shares of Newpark’s Common Stock that have been registered under the Act. The number of shares of Common Stock of Newpark to be issued as dividends is determined by dividing the cash amount of the dividend otherwise payable by the market value of the Common Stock determined in accordance with the provisions of the certificate relating to the Series B and Series C Preferred Stock. If Newpark fails to pay any dividends when due, these dividends will accumulate and accrue additional dividends at the then existing dividend rate. In 2004, dividends were paid in cash and in the form of common stock. In 2003, all dividends were paid in the form of common stock.

     So long as shares of the Series B and Series C Preferred Stock are outstanding, no dividends may be paid on the Common Stock or any other securities of Newpark ranking junior to the Series B or Series C Preferred Stock with respect to dividends and distributions on liquidation (“Junior Securities”), except for dividends payable solely in shares of Common Stock. Subject to certain exceptions, no shares of Junior Securities or securities of Newpark having a priority equal to the Series B and Series C Preferred Stock with respect to dividends and distributions on liquidation may be purchased or otherwise redeemed by Newpark unless all accumulated dividends on the Series B and Series C Preferred Stock have been paid in full.

     On April 16, 1999, Newpark issued 150,000 shares of Series A Cumulative Perpetual Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), and a warrant (the “Series A Warrant”) to purchase up to 2,400,000 shares of the Common Stock of Newpark at an exercise price of $8.50 per share, subject to anti-dilution adjustments. The Series A Warrant has a term of seven years, expiring April 15, 2006. The aggregate purchase price for these instruments was $15.0 million, of which approximately $12.8 million was allocated to the Series A Preferred Stock and approximately $2.2 million to the Series A Warrant. The net proceeds from the sale were used to repay indebtedness. No underwriting discounts, commissions or similar fees were paid in connection with the sale of the securities.

     On May 15, 2002, Newpark repurchased all of the outstanding shares of Series A Preferred Stock. As a result of this repurchase, Newpark recorded a non-recurring, non-cash charge of $861,350 ($.01 per share) for the remaining unamortized balance of the discount received upon the issuance of the Series A Stock in April 1999, which was previously being amortized over a period of five years.

     The Series A Warrant and Series B Warrant contain anti-dilution provisions. During 2002, Newpark recorded adjustments totaling $176,000 to its equity accounts to reflect the value assigned to the adjustments made to these warrants in connection with the anti-dilution provisions. As of December 31, 2004, the Series A Warrant provided for the right to purchase up to 2,568,271 shares of the Common Stock of Newpark at an exercise price of $8.50 per share. As of December 31, 2004, the Series B Warrant provides for the right to purchase up to 1,909,092 shares of the Common Stock of Newpark at an exercise price of $10.08 per share.

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

     Changes in outstanding Common Stock for the years ended December 31, 2004, 2003 and 2002 were as follows:

(In thousands of shares)	2004	2003	2002

Outstanding, beginning of year	81,073	77,710	70,332
Shares issued upon conversion of preferred stock	2,629	2,754	4,202
Shares issued upon exercise of options	178	6	399
Shares issued under employee stock purchase plan	75	74	110
Shares issued for preferred stock dividends	66	360	534
Shares issued under new equity offering	—	—	2,000
Shares issued in acquisition	—	—	171
Shares issued (cancelled) under deferred compensation plan	—	169	(38)

Outstanding, end of year	84,021	81,073	77,710

J.	Earnings per Share

     The following table presents the reconciliation of the numerator and denominator for calculating earnings per share in accordance with the disclosure requirements of FAS 128 as follows:

	Years Ended December 31,

(In thousands, except per share data)	2004	2003	2002

Income applicable to common and common equivalent shares	$4,018	$494	$513

Weighted average number of common shares outstanding	83,655	79,785	72,777
Add:
Net effect of dilutive stock options and warrants	237	120	236

Adjusted weighted average number of common shares outstanding	83,892	79,905	73,013

Income applicable to common and common equivalent shares:
Basic	$0.05	$0.01	$0.01

Diluted	$0.05	$0.01	$0.01

     At December 31, 2004, 2003 and 2002, Newpark had dilutive stock options of 2,006,427, 686,648 and 1,865,465, respectively, which were assumed exercised using the treasury stock method. The resulting net effect of stock options was used in calculating diluted income per share for the periods ended December 31, 2004, 2003 and 2002. Options and warrants to purchase a total of 8,027,000 shares of common stock, at exercise prices ranging from $5.56 to $21.00 per share, were outstanding at December 31, 2004 but were not included in the computation of diluted income per share because they were anti-dilutive. Options and warrants to purchase a total of 10,321,000 shares of common stock, at exercise prices ranging from $4.94 to $21.00 per share, were outstanding at December 31, 2003 but were not included in the computation of diluted income per share because they were anti-dilutive. Options and warrants to purchase a total of 9,006,000 shares of common stock, at exercise prices ranging from $6.00 to $21.00 per share, were outstanding at December 31, 2002 but were not included in the computation of diluted income per share because they were anti-dilutive.

K.	Stock Option Plans

     On June 9, 2004, stockholders approved the adoption of the 2004 Non-Employee Directors’ Stock Option Plan. Under this plan, each director was granted a stock option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on June 9, 2004. In addition, each new non-employee director, on the date of his or her election to the Board of Directors (whether elected by the stockholders or the Board of Directors), automatically will be granted a stock option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Twenty percent of such option shares become exercisable on each of the first through the fifth anniversary of the date of grant. This plan also provides for the automatic additional grant to each non-employee director of stock options to purchase 10,000 shares of common stock each time the non-employee director is re-elected to the Board. One-third of such option shares become exercisable on each of the first through the third anniversary of the date of grant. The term of options granted under this plan shall be ten years. Non-employee directors are not eligible to participate in any other stock option or similar plans currently maintained by Newpark. The purpose of the 2004 Non-Employee Directors’ Plan is to promote an increased incentive and personal interest in the welfare of Newpark by those individuals who are primarily responsible for shaping the long-range plans of Newpark, to assist Newpark in attracting and retaining on the Board persons of exceptional competence and to provide additional incentives to serve as a director of Newpark.

     On November 2, 1995, the Board of Directors adopted, and on June 12, 1996 the stockholders approved, the Newpark Resources, Inc. 1995 Incentive Stock Option Plan (the “1995 Plan”), pursuant to which the Compensation Committee may grant incentive stock options and non-statutory stock options to designated employees of Newpark. The terms of options granted under the 1995 Plan generally provide for equal vesting over a three-year period and a term of 10 years. Initially, a maximum of 2,100,000 shares of Common Stock could be issued under the 1995 Plan. This maximum number is subject to increase on the last business day of each fiscal year by a number equal to 1.25% of the number of shares of Common Stock issued and outstanding on the close of business on such date, subject to a maximum limit of 8 million shares. This reflects an increase in the limit that was approved by Newpark stockholders in June 2000. As of December 31, 2004, a total of 6,845,000 options shares were available for grant under the 1995 Plan and 5,068,000 options were outstanding, leaving 1,777,000 options available for granting.

     The 1993 Non-Employee Directors’ Stock Option Plan (the “1993 Non-Employee Directors’ Plan”) was adopted on September 1, 1993 by the Board of Directors and, thereafter, was approved by the stockholders in 1994. Since January 1998, the 1993 Non-Employee Directors’ Plan provided for automatic grants to each Non-Employee Director of stock options to purchase 10,000 shares of Common Stock each time the Non-Employee director was re-elected to the Board of Directors. No future grants are available under the Non-Employee Directors’ Plan.

     The Amended and Restated Newpark Resources, Inc. 1988 Incentive Stock Option Plan (the “1988 Plan”) was adopted by the Board of Directors on June 22, 1988 and thereafter was approved by the stockholders. The 1988 Plan was amended several times and provided for the issuance of approximately 4,000,000 shares. Under the terms of the 1988 Plan, an option could not be granted for an exercise price less than the fair market value on the date of grant and could have a term of up to ten years. No future grants are available under the 1988 Plan.

     A summary of the status of Newpark’s stock option plans as of December 31, 2004, 2003 and 2002 and changes during the periods ending on those dates is presented below:

Years Ended December 31,

2004	2003	2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	5,619,791	$6.85	6,264,214	$7.41	6,167,337	$7.33
Granted	942,000	5.59	922,000	4.67	1,251,000	6.58
Exercised	(178,549)	4.48	(5,666)	5.03	(398,799)	4.38
Expired or canceled	(877,573)	8.56	(1,560,757)	7.82	(755,324)	5.77

Outstanding at end of year	5,505,669	$6.44	5,619,791	$6.85	6,264,214	$7.41

Options exercisable at end of year	4,787,130	$6.66	3,735,679	$7.35	4,007,440	$7.82

Weighted-average fair value of options granted during the year		$3.31		$2.45		$3.71

     The following table summarizes information about all stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$2.90 to $4.94	1,122,517	3.28	$4.12	764,174	$4.36
$5.13 to $5.61	1,535,654	4.75	5.41	1,377,654	5.39
$5.62 to $7.08	1,200,999	4.12	6.58	1,087,469	6.62
$ 7.19 to $10.00	1,546,499	2.68	8.41	1,457,833	8.45
$12.11 to $21.00	100,000	4.51	16.08	100,000	16.08

	5,505,669	3.73	$6.44	4,787,130	$6.66

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

	Year Ended December 31,

	2004	2003	2002

Risk-free interest rate	3.6%	2.5%	2.9%
Expected years until exercise	4	4	4
Expected stock volatility	77.6%	67.8%	73.0%
Dividend yield	0.0%	0.0%	0.0%

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

     Initially, the Compensation Committee has determined that the performance criteria it will use are (i) Newpark’s annualized total stockholder return compared to its peers in the PHLX Oil Service Sectorsm (OSXsm) industry group index published by the Philadelphia Stock Exchange and (ii)

Newpark’s average return on equity over the three-year period. Partial vesting occurs when Newpark’s performance achieves “expected” levels, and full vesting occurs if Newpark’s performance is at the “over-achievement” level for both performance measures, in each case measured over the entire three-year performance period. No shares vest if Newpark’s performance level is below the “expected” level, and straight-line interpolation will be used to determine vesting if performance is between “expected” and “over-achievement” levels. For the initial performance period, the following performance levels have been adopted:

	Annualized Total	Average Return
	Stockholder Return	on Equity	Portion of Contingent
	(50%)	(50%)	Award Vested
Expected level	50th percentile of OSXsm industry group	8%	20%
Over-achievement level	75th percentile of OSXsm industry group	14%	100%

     Awards under the 2003 Plan are being accounted for using variable accounting. Based on Newpark’s performance as compared to the performance levels listed above, no expense was accrued under the 2003 Plan for the years ended December 31, 2004 and 2003.

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

     The maximum number of shares of common stock of Newpark that may be issued pursuant to the Plan is 676,909, subject to adjustment pursuant to certain provisions of the Plan. The maximum amount of cash that may be awarded pursuant to the Plan is $1,500,000, and each such amount may be increased by the Board of Directors. If shares of stock or the right to receive cash awarded or issued under the Plan are reacquired by Newpark due to forfeiture or for any other reason, these shares or right to receive cash will be cancelled and thereafter will again be available for purposes of the Plan. At December 31, 2004, 676,909 shares of common stock had been issued under the Plan and $1,418,000 had been awarded.

     The total cost associated with the stock portion of the Plan was $331,000 in 2004, $277,000 in 2003 and $617,000 in 2002.

     During the periods reported, substantially all of Newpark’s U.S. employees were covered by a defined contribution retirement plan (the “401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined, to the 401(k) Plan. The participants’ contributions, up to 6% of compensation, were matched 50% by Newpark. Under the 401(k) Plan, Newpark’s cash contributions were approximately $940,000, $887,000 and $914,000 in 2004, 2003 and 2002, respectively.

M.	Supplemental Cash Flow Information

     Included in accounts payable and accrued liabilities at December 31, 2004, 2003 and 2002, were equipment purchases of $434,000, $762,000 and $1,196,000, respectively.

     During the year ended December 31, 2004, Newpark financed with long-term debt the acquisition of property, plant and equipment totaling $5,466,000 and purchases of inventory totaling $1,354,000.

     Interest of $14,171,000, $15,079,000 and $12,148,000 was paid in 2004, 2003 and 2002, respectively. Income taxes paid, net of income tax refunds, totaled $2,537,000 in 2004. Income tax refunds, net of income taxes paid totaled $665,000 in 2003. Income taxes paid, net of refunds, totaled $460,000 in 2002.

N.	Commitments and Contingencies

Litigation

     Newpark, through a consolidated subsidiary, purchases composite mats from LOMA, which manufactures the mats under an exclusive license granted by OLS Consulting Services, Inc. (“OLS”). Newpark, through a separate consolidated subsidiary, owns 49% of LOMA and OLS holds the remaining 51% interest. OLS has granted Newpark an exclusive license to use and sell these mats (“Exclusive License”).

     Newpark also purchases mats, other than the composite mats, from other suppliers. In 2002, Newpark designed and applied for a patent on a lightweight injection molded mat, called the Bravo Mat™, which is substantially smaller than and differs in other material respects from the mats manufactured by LOMA. In the first quarter of 2003, Newpark manufactured a prototype production run of Bravo Mats™, and sold 4,200 of the prototype units to a single customer. The general production of Bravo Mats™ began in the first quarter of 2004.

     LOMA and OLS have taken the position that the Bravo Mats™ are covered by the Exclusive License agreement, and that Newpark’s manufacturing of even a limited quantity of Bravo Mats™ is a material breach of the Exclusive License agreement. LOMA and OLS have threatened to terminate the Exclusive License. LOMA has also taken the position that it has the right to sell composite mats to third parties, despite Newpark’s Exclusive License to use and sell them. Newpark contends that no violation has occurred and that LOMA has no right to sell the composite mats it manufactures to anyone other than Newpark.

     In 2003, OLS, purportedly on LOMA’s behalf, filed suit against Newpark and several of its officers claiming breach of contract, breach of fiduciary duty and unfair trade practices arising out of the above claims. Litigation was already pending as a result of a lawsuit filed in 2002 by a Newpark subsidiary against LOMA concerning the pricing formula that LOMA uses to invoice Newpark for mats (the “Pricing Dispute”).

     On June 29, 2004, the Louisiana Fifteenth Judicial District Court granted judgment in Newpark’s favor in the Pricing Dispute affirming Newpark’s interpretation of the pricing of the DuraBase™ composite mats and awarding Newpark $11.7 million in damages for overcharges through December 31, 2002. The state court judgment further denied the claims by LOMA and OLS to void the Exclusive License. The judgment has been appealed by LOMA and OLS to the Louisiana Third Circuit Court of Appeal. Lacking adequate liquidity to obtain a bond to suspend execution of the judgment pending appeal, LOMA filed for protection under Chapter 11 of the Bankruptcy Code on August 11, 2004. Newpark sought the appointment of a Chapter 11 Trustee to assume control over LOMA’s affairs while in Chapter 11. LOMA eventually acquiesced and the bankruptcy court order confirmed the appointment of a Chapter 11 Trustee. On February 15, 2005, Newpark and the LOMA Chapter 11 Trustee entered into an agreement that, subject to Bankruptcy Court approval, will (i) terminate all litigation between LOMA and Newpark, (ii) provide that Newpark shall pay or assume all liabilities of LOMA and (iii) create a reorganized debtor owned 100% by Newpark. On February 25, 2005, Newpark submitted a Disclosure Statement and, along with the LOMA Chapter 11 Trustee, a joint proposed Plan of Reorganization (the “Plan”) to implement the settlement agreement. A hearing on the adequacy of the Disclosure Statement and to approve voting procedures on the Plan is fixed for March 22, 2005. OLS has filed a motion to take over all litigation of LOMA. This motion, which is also fixed for March 22, 2005, is essentially in opposition to the consensual Plan of LOMA, the Chapter 11 Trustee and Newpark.

     In connection with the judgment in the Pricing Dispute in the second quarter of 2004, Newpark recorded a receivable from LOMA, totaling $10.2 million, net of an allowance of approximately $6.8 million. This receivable is included in other long-term assets as of December 31, 2004. The recorded value of the receivable is net of any allowances for amounts deemed to be uncollectible from LOMA in the future. Net reductions to inventory and property, plant and equipment in the amount of $3.4 million and $5.2 million, respectively, were recorded in connection with the recording of this receivable. These reductions were made to reduce mat costs to the amounts determined as appropriate by the state court judgment, as opposed to the amounts originally invoiced by LOMA.

     In December 2003, one of Newpark’s subsidiaries, Newpark Drilling Fluids, L.L.C., filed a lawsuit in the District Court of Harris County, Texas, 334th Judicial District, against Spirit Drilling Fluids, LTD, Spirit Fluids GP, L.L.C., Well Site Performance Services, L.L.C., J. Broadsources, L.L.C., and certain individuals, alleging misappropriation of trade secrets and unfair competition and seeking a temporary restraining order, injunctive relief and damages. Newpark alleged that some or all of the individual defendants, all but one of whom are disgruntled former employees of its subsidiary, have systematically misappropriated Newpark’s trade secrets and have used these trade secrets in connection with their services for the named entities.

In response to the filing of the lawsuit, certain of the individual defendants alleged that Newpark’s subsidiary and certain of its officers, employees and agents have engaged in misconduct, and, on February 10, 2004, these individuals filed stockholder derivative claims with respect to this alleged misconduct as a cross-complaint to the lawsuit. A settlement of this litigation was reached through mediation on July 15, 2004. Newpark expects to recover its cumulative legal and other costs over the term of the settlement and will avoid related legal costs in future periods. Newpark’s cost to date has been $3.7 million. During the third quarter, Newpark received acknowledgement from its insurance carrier that defense costs of the stockholder derivative claims is a covered item, subject to a deductible of $100,000 and Newpark recorded a receivable of $1.1 million. Although during the fourth quarter the insurance carrier challenged some components of the claimed amounts, management continues to believe that the $1.1 million recorded as of December 31, 2004 is probable of recovery. Included in General and Administrative expense for the year ended December 31, 2004, are defense costs, net of anticipated recovery, totaling $2.6 million.

     In addition, Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters should not have a material effect on Newpark’s consolidated financial statements.

Environmental Proceedings

     In the ordinary course of conducting its business, Newpark becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels, as well as private party actions. Pending proceedings that allege liability related to environmental matters are described below. Management believes that none of these matters involves material exposure. There is no assurance, however, that this exposure does not exist or will not arise in other matters relating to Newpark’s past or present operations.

     Newpark continues to be involved in the voluntary cleanup associated with the DSI sites in southern Mississippi. This includes three facilities known as Clay Point, Lee Street and Woolmarket. The Mississippi Department of Environmental Quality is overseeing the cleanup. The DSI Technical Group that represents the potentially responsible parties, including Newpark, awarded Newpark a contract to perform the remediation work at the three sites. The cleanup of Clay Point and Lee Street has been completed. Management believes that payments previously made into an escrow account by all potentially responsible parties are sufficient to cover any remaining costs of cleanup at the Woolmarket site.

     Recourse against Newpark’s insurers under general liability insurance policies for reimbursement in the environmental actions described above is uncertain as a result of conflicting court decisions in similar cases. In addition, certain insurance policies under which coverage may be afforded contain self-insurance levels that may exceed Newpark’s ultimate liability.

     Management believes that any liability incurred in the environmental matters described above will not have a material adverse effect on Newpark’s consolidated financial statements.

Operating Leases

     Newpark leases various manufacturing facilities, warehouses, office space, machinery and equipment, including transportation equipment and composite and wooden mats, under operating leases with remaining terms ranging from one to 13 years, with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were $24.0 million, $24.0 million and $16.1 million in 2004, 2003 and 2002, respectively.

     Future minimum payments under non-cancellable operating leases, with initial or remaining terms in excess of one year are as follows (in thousands):

2005	$15,178
2006	9,688
2007	6,891
2008	3,988
2009	2,381
Thereafter	3,355

$41,481

Other

     In the normal course of business, in conjunction with its insurance programs, Newpark had established letters of credit in favor of certain insurance companies in the amount of $1.2 million and $1.0 million at December 31, 2004 and 2003, respectively. In addition, as of December 31, 2004 and 2003, Newpark had established letters of credit in favor of its barite suppliers in the amount of $11.9 million and $2.3 million, respectively. At December 31, 2004 and 2003, Newpark had outstanding guarantee obligations totaling $9.0 million and $5.2 million, respectively, in connection with facility closure bonds and other performance bonds issued by an insurance company.

     Since July 1995, Newpark has held the Exclusive License to use the composite mat system produced by LOMA. Production of these mats did not commence until 1998. The Exclusive License requires, among other things, that Newpark purchase a minimum of 5,000 mats annually. Any purchases in excess of that level may be applied to future annual requirements. Given the level of Newpark’s cumulative purchases, the annual purchase commitment requirement has been covered for at least ten years beyond December 31, 2004.

     Newpark has guaranteed certain debt obligations of LOMA (“LOMA Obligations”) through the issuance of a letter of credit in the amount of $6.2 million as of December 31, 2004. At December 31, 2003, this letter of credit was $8.0 million and was collateralized by a certificate of deposit in the amount of $8.0 million (See Note A). The guarantee is renewable annually and the amount is based on the outstanding balance of LOMA’s bonds. Since September 15, 2004, due to LOMA’s lack of liquidity, Newpark has paid the debt service requirements of the LOMA Obligations in the amount of $985,000. Included in other long-term assets is a receivable from LOMA in this amount at December 31, 2004.

     Newpark, along with its 51% joint venture partner, has issued a guarantee for certain lease obligations of the joint venture which supplies a portion of its wooden mats on a day rate leasing basis. This guarantee is joint and several and will remain outstanding for the term of the joint venture’s debt, which presently matures in July 2006. The amount of this guarantee as of December 31, 2004 was $4.2 million.

     Newpark is self-insured for health claims up to a certain policy limit. Claims in excess of $150,000 per incident and approximately $10.5 million in the aggregate per year are insured by third-party re-insurers. At December 31, 2004, Newpark had accrued a liability of $1.3 million for outstanding and incurred, but not reported, claims based on historical experience. These estimated claims are expected to be paid within one year of their occurrence.

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

     Concentrations of credit risk with respect to trade accounts and notes receivable are generally limited due to the large number of entities comprising Newpark’s customer base, and for notes receivable the required collateral. Newpark maintains an allowance for losses based upon the expected collectibility of accounts receivable. Changes in this allowance for 2004, 2003 and 2002 are as follows:

(In thousands)	2004	2003	2002

Balance at beginning of year	2,920	2,102	2,159
Provision for uncollectible accounts	800	1,000	—
Write-offs, net of recoveries	(460)	(182)	(57)

Balance at end of year	3,260	2,920	2,102

     Newpark does not believe it is dependent on any one customer. During the years ended December 31, 2004, 2003 and 2002, no one customer accounted for more than 10% of total sales. Export sales are not significant.

     Newpark periodically reviews the collectibility of its notes receivable and adjusts the carrying value to the net realizable value. Adjustments to the carrying value of notes receivable were not significant in 2004, 2003 or 2002.

     As of December 31, 2003, Newpark held a note receivable (the “Note”) obtained in connection with the sale of its former marine repair operations. The Note was included in other assets at its estimated fair value of approximately $8.2 million, including $1.9 million of accrued interest. The Note was originally scheduled to mature in September 2003, at which time the anticipated outstanding balance of the Note, plus accrued interest (collectively, the “Obligation”) would have been approximately $8.5 million, after application of a prepayment principal discount of approximately $2.2 million. The Obligation was secured by a first lien on the assets sold as well as certain guarantees of the issuer. During the second quarter of 2004, Newpark collected the entire balance of the Note, including all interest accruable on the Note. Newpark had ceased accrual of interest on the Note in January 2003 due to the financial condition of the issuer. Included in interest income for 2004 is $823,000 of previously unaccrued interest related to the Note.

P.	Supplemental Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(In Thousands, except per share amounts)	Mar 31	Jun 30	Sep 30	Dec 31

Fiscal Year 2004
Revenues	$104,309	$104,633	$110,790	$113,690
Operating income	6,244	5,118	5,267	4,195
Net income	1,415	1,342	735	526
Net income per share:
Basic	0.02	0.02	0.01	0.01
Diluted	0.02	0.02	0.01	0.01

Fiscal Year 2003
Revenues	$90,577	$92,382	$95,593	$94,627
Operating income	5,881	6,866	5,160	417
Net income (loss)	1,224	1,774	446	(2,950)

Net income (loss) per share:
Basic	0.02	0.02	0.01	(0.04)
Diluted	0.02	0.02	0.01	(0.04)

     In the quarter ended December 31, 2004, Newpark recorded an impairment loss of $3.4 million and a provision for uncollectible accounts receivable of $800,000.

     In the quarter ended December 31, 2003, Newpark recorded an impairment loss of $350,000 and a provision for uncollectible accounts receivable of $1.0 million.

Q.	Segment and Related Information

     Newpark’s three business units have separate management teams and infrastructures that offer different products and services to a homogenous customer base. The business units form the three reportable segments of Fluids Sales & Engineering, E&P Waste Disposal and Mat & Integrated Services. Intersegment revenues are generally recorded at cost for items which are included in property, plant and equipment of the purchasing segment, and at standard markups for items which are included in cost of revenues of the purchasing segment.

     Fluids Sales & Engineering: This segment provides drilling fluids sales and engineering services and onsite drilling fluids processing services. The primary operations for this segment are in the U.S. Gulf Coast, Canada, the U.S. Central region (including the U.S. Rocky Mountains, Oklahoma and West Texas) and areas surrounding the Mediterranean Sea. Customers include major multinational, independent and national oil companies.

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

     Effective January 1, 2004, Newpark implemented a segment change in the financial reporting of its Canadian operations. As a result of this change, the operating results for the environmental services business unit in Canada are now included as a component of the E&P waste disposal segment, rather than within the fluids sales and engineering segment. In addition, a portion of the operating costs of the Canadian business unit are now reported as a component of G&A expenses. All segment information for the prior years has been restated to reflect these reporting changes.

     In 2004, Newpark recorded an impairment loss of $3.4 million due to the other-than-temporary impairment of an investment in convertible, redeemable preferred stock of a company that owns thermal desorption technology. At December 31, 2003, this investment was reported in Other in the Segment Assets table that follows.

     Summarized financial information concerning Newpark’s reportable segments for the years ended December 31, 2004, 2003 and 2002 are as follows:

Years Ended December 31,
(In thousands)	2004	2003	2002

Revenues (1)
Fluids Sales & Engineering	$272,946	$215,643	$183,326
E&P Waste Disposal	64,477	68,808	62,261
Mat & Integrated Services	96,160	88,978	76,332
Eliminations	(161)	(250)	(724)

Total Revenues	$433,422	$373,179	$321,195

(1) Segment revenues include the following intersegment transfers:
Fluids Sales & Engineering	$9	$152	$76
Mat & Integrated Services	152	98	648

Total Intersegment Transfers	$161	$250	$724

Depreciation and Amortization
Fluids Sales & Engineering	$7,505	$7,088	$6,353
E&P Waste Disposal	4,215	4,073	3,407
Mat & Integrated Services	8,081	9,602	12,033
Other	1,000	566	50

Depreciation and Amortization	$20,801	$21,329	$21,843

Operating Income
Fluids Sales & Engineering	$21,837	$11,923	$12,116
E&P Waste Disposal	8,156	13,008	8,993
Mat & Integrated Services	4,414	515	3,587

Total Segment Gross Profit	34,407	25,446	24,696
General and administrative expenses	(9,384)	(5,772)	(5,640)
Impairment losses and provision for uncollectible accounts	(4,199)	(1,350)	—

Total Operating Income	$20,824	$18,324	$19,056

Segment Assets
Fluids Sales & Engineering	$281,446	$253,526	$218,008
E&P Waste Disposal	162,654	160,362	158,417
Mat & Integrated Services	113,619	119,129	126,167
Other	32,395	42,483	39,664

Total Assets	$590,114	$575,500	$542,256

Capital Expenditures
Fluids Sales & Engineering	$11,053	$14,038	$8,941
E&P Waste Disposal	3,871	3,829	1,189
Mat & Integrated Services	5,969	2,685	3,549
Other	2,575	2,174	1,508

Total Capital Expenditures	$23,468	$22,726	$15,187

     The following table sets forth information about Newpark’s operations by geographic area:

	Years Ended December 31,
(In thousands)	2004	2003	2002

Revenue
Domestic	$359,325	$286,163	$271,949
Mediterranean areas	34,027	36,704	21,854
Canada	40,070	50,312	27,392

Total Revenue	$433,422	$373,179	$321,195

Operating Income (Loss)
Domestic	$21,060	$13,266	$19,327
Mediterranean areas	551	2,261	1,794
Canada	(427)	2,797	(2,065)
Mexico	(360)	—	—

Total Operating Income (Loss)	$20,824	$18,324	$19,056

Assets
Domestic	$499,137	$490,011	$478,204
Mediterranean areas	39,988	46,914	33,389
Canada	43,067	38,575	30,663
Mexico	7,922	—	—

Total Assets	$590,114	$575,500	$542,256

R.	Condensed Consolidating Financial Information

     On December 17, 1997, Newpark issued $125 million of unsecured Senior Subordinated Notes (the “Notes”), which mature on December 15, 2007. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of Newpark. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of the guarantor subsidiaries under the Credit Facility. Each guarantee also ranks pari passu with all existing and future unsecured indebtedness of the guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to the guarantee. The net proceeds from the issuance of the Notes were used by Newpark to repay outstanding revolving indebtedness and for general corporate purposes, including working capital, capital expenditures and acquisitions of businesses.

     The following condensed consolidating balance sheets as of December 31, 2004 and 2003 and the related condensed consolidating statements of income and cash flows for the years ended December 31, 2004, 2003 and 2002 should be read in conjunction with the notes to these consolidated financial statements:

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$1,954	$1,200	$3,868	$—	$7,022
Accounts receivable, net	—	82,651	20,096	(2,160)	100,587
Inventories	—	65,158	18,886	—	84,044
Other current assets	15,814	8,800	8,967	(484)	33,097

Total current assets	17,768	157,809	51,817	(2,644)	224,750

Investment in subsidiaries	461,677	—	—	(461,677)	—
Property and equipment, net	3,814	200,373	6,327	—	210,514
Goodwill	—	95,114	22,300	—	117,414
Identifiable intangibles, net	—	12,715	2,640	—	15,355
Other assets, net	26,011	13,068	776	(17,774)	22,081

Total assets	$509,270	$479,079	$83,860	$(482,095)	$590,114

Current liabilities:
Foreign bank lines of credit	$—	$—	$8,017	$—	$8,017
Current portion of long-term debt	1,250	3,748	33	—	5,031
Accounts payable	956	30,868	9,158	(2,160)	38,822
Accrued liabilities	5,736	11,017	10,606	(484)	26,875

Total current liabilities	7,942	45,633	27,814	(2,644)	78,745

Long-term debt	177,861	4,083	18,372	(14,030)	186,286
Other liabilities	502	(1,104)	2,720	—	2,118
Preferred stock	20,000	—	—	—	20,000
Common stock	840	807	12,750	(13,557)	840
Paid-in capital	402,248	436,133	21,397	(457,530)	402,248
Unearned restricted stock	(472)	—	—	—	(472)
Cumulative translation adjustment	8,199	—	3,740	(3,740)	8,199
Retained deficit	(107,850)	(6,473)	(2,933)	9,406	(107,850)

Total stockholders’ equity	322,965	430,467	34,954	(465,421)	322,965

Total liabilities and equity	$509,270	$479,079	$83,860	$(482,095)	$590,114

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2003
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$179	$(360)	$4,873	$—	$4,692
Restricted cash	8,029	—	—	—	8,029
Accounts receivable, net	—	70,923	32,059	(3,034)	99,948
Inventories	—	58,877	15,969	—	74,846
Other current assets	11,550	9,836	3,750	(2,500)	22,636

Total current assets	19,758	139,276	56,651	(5,534)	210,151

Investment in subsidiaries	430,482	—	—	(430,482)	—
Property and equipment, net	5,583	195,372	5,283	—	206,238
Goodwill	—	95,114	20,755	—	115,869
Identifiable intangibles, net	—	12,288	2,659	—	14,947
Other assets, net	40,048	6,094	141	(17,988)	28,295

Total assets	$495,871	$448,144	$85,489	$(454,004)	$575,500

Current liabilities:
Foreign bank lines of credit	$—	$—	$10,610	$—	$10,610
Current portion of long-term debt	—	3,214	45	—	3,259
Accounts payable	534	24,425	18,554	(3,034)	40,479
Accrued liabilities	3,742	12,444	8,208	(2,500)	21,894

Total current liabilities	4,276	40,083	37,417	(5,534)	76,242

Long-term debt	177,500	1,010	18,045	(12,955)	183,600
Other liabilities	134	—	1,564	(1)	1,697
Preferred stock	30,000	—	—	—	30,000
Common stock	811	2,612	12,678	(15,290)	811
Paid-in capital	390,788	419,686	12,679	(432,365)	390,788
Unearned restricted stock	(803)	—	—	—	(803)
Cumulative translation adjustment	5,033	—	5,033	(5,033)	5,033
Retained deficit	(111,868)	(15,247)	(1,927)	17,174	(111,868)

Total stockholders’ equity	313,961	407,051	28,463	(435,514)	313,961

Total liabilities and equity	$495,871	$448,144	$85,489	$(454,004)	$575,500

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2004
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$359,325	$74,097	$—	$433,422

Cost of revenues	—	326,947	72,068	—	399,015

Gross profit	—	32,378	2,029	—	34,407
General and administrative expense	7,119	—	2,265	—	9,384
Provision for uncollectible accounts	—	800	—	—	800
Impairment losses	3,399	—	—	—	3,399

Operating income (loss)	(10,518)	31,578	(236)	—	20,824
Other (income) expense	(856)	(462)	(328)	—	(1,646)
Interest expense	12,263	575	1,959	—	14,797

Income (loss) before income taxes	(21,925)	31,465	(1,867)	—	7,673
Income taxes (benefit)	(8,003)	11,581	(861)	—	2,717
Equity in earnings of subsidiaries	18,878	—	—	(18,878)	—

Net income (loss)	$4,956	$19,884	$(1,006)	$(18,878)	$4,956

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2003
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$286,163	$87,016	$—	$373,179
Cost of revenues	—	268,108	79,625	—	347,733

Gross profit	—	18,055	7,391	—	25,446
General and administrative expense	3,439	—	2,333	—	5,772
Provision for uncollectible accounts	—	1,000	—	—	1,000
Impairment losses	—	350	—	—	350

Operating income (loss)	(3,439)	16,705	5,058	—	18,324
Other (income) expense	568	(247)	(1,785)	—	(1,464)
Interest expense	11,756	686	2,809	—	15,251

Income (loss) before income taxes	(15,763)	16,266	4,034	—	4,537
Income taxes (benefit)	(5,911)	6,475	1,896	—	2,460
Equity in earnings of subsidiaries	11,929	—	—	(11,929)	—

Net income (loss)	$2,077	$9,791	$2,138	$(11,929)	$2,077

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2002
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$—	$271,949	$49,970	$(724)	$321,195

Cost of revenues	—	247,299	49,924	(724)	296,499

Gross profit	—	24,650	46	—	24,696
General and administrative expense	5,323	—	317	—	5,640

Operating income (loss)	(5,323)	24,650	(271)	—	19,056
Other (income) expense	(1,707)	(238)	(329)	1,363	(911)
Interest expense	11,028	959	1,662	(1,363)	12,286

Income (loss) before income taxes	(14,644)	23,929	(1,604)	—	7,681
Income taxes (benefit)	(6,052)	9,889	(777)	—	3,060
Equity in earnings of subsidiaries	13,213	—	—	(13,213)	—

Net income (loss)	$4,621	$14,040	$(827)	$(13,213)	$4,621

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(24,968)	$35,948	$7,454	$—	$18,434
Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(2,576)	(18,959)	(1,538)	—	(23,073)
Investments	20,684	(15,895)	(4,789)	—	—
Payments received on notes receivable	6,587	4,614	—	—	11,201

	24,695	(30,240)	(6,327)	—	(11,872)
Net cash provided by (used in) financing activities:
Net borrowings (payments) on lines of credit, notes payable and long-term debt	1,613	(4,148)	(2,398)	—	(4,933)
Other	435	—	—	—	435

	2,048	(4,148)	(2,398)	—	(4,498)
Effect of exchange rate changes	—	—	266	—	266
Net increase (decrease) in cash and cash equivalents	1,775	1,560	(1,005)	—	2,330
Cash and cash equivalents:
Beginning of period	179	(360)	4,873	—	4,692

End of period	$1,954	$1,200	$3,868	$—	$7,022

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(30,935)	$37,724	$(810)	$—	$5,979
Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(2,174)	(16,524)	(3,345)	—	(22,043)
Investments	17,001	(19,108)	2,107	—	—
Payments received on notes receivable	512	1,061	—	—	1,573

	15,339	(34,571)	(1,238)	—	(20,470)
Net cash provided by (used in) financing activities:
Net borrowings (payments) on lines of credit, notes payable and long-term debt	15,000	(3,755)	4,084	—	15,329
Other	303	—	—	—	303

	15,303	(3,755)	4,084	—	15,632
Effect of exchange rate changes	—	—	826	—	826
Net increase (decrease) in cash and cash equivalents	(293)	(602)	2,862	—	1,967
Cash and cash equivalents:
Beginning of period	472	242	2,011	—	2,725

End of period	$179	$(360)	$4,873	$—	$4,692

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(14,994)	$28,384	$(2,250)	$—	$11,140
Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(1,508)	(11,341)	(1,806)	—	(14,655)
Investments	15,515	(23,026)	7,511	—	—
Acquisitions, net of cash acquired	—	—	(4,774)	—	(4,774)
Payments received on notes receivable	—	2,180	—	—	2,180

	14,007	(32,187)	931	—	(17,249)
Net cash provided by (used in) financing activities:
Net payments on lines of credit, notes payable and long-term debt	(2,215)	(2,826)	2,611	—	(2,430)
Proceeds from common stock issue	16,300	—	—	—	16,300
Repurchase of preferred stock	(15,000)	—	—	—	(15,000)
Other	2,232	—	—	—	2,232

	1,317	(2,826)	2,611	—	1,102
Effect of exchange rate changes	—	—	228	—	228
Net increase (decrease) in cash and cash equivalents	330	(6,629)	1,520	—	(4,779)
Cash and cash equivalents:
Beginning of period	142	6,871	491	—	7,504

End of period	$472	$242	$2,011	$—	$2,725

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     For the years ended December 31, 2004, 2003 and 2002, we had no disagreements with Ernst & Young LLP on any accounting or financial disclosure issues.

ITEM 9A. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K. Based on their evaluation, they have concluded that our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to Newpark (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that in designing and evaluating the disclosure controls and procedures our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired objectives and, based on the evaluation described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

     (b) Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled Internal Control – Integrated Framework. Based upon such assessment, our management concluded that as of December 31, 2004, Newpark’s internal control over financial reporting was effective based on those criteria.

     Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm and auditors of our consolidated financial statements, as stated in their report which is included herein.

     (c) Changes in Internal Control over Financial Reporting

     There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Newpark Resources, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Newpark Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newpark Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Newpark Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion. Newpark Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newpark Resources, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 15, 2005

ITEM 9B.      Other Information

                         None

PART III

ITEM 10. Directors and Officers of the Registrant

     The information required by this Item is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with our 2005 Annual Meeting of Stockholders.

     We have adopted a Code of Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. A copy of this Code of Ethics is available on our website at www.Newpark.com and in print to any stockholder who requests it.

ITEM 11. Executive Compensation

     The information required by this Item is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with our 2005 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item, including information with respect to the compensation plans we maintained as of December 31, 2004 under which our equity securities may be issued to employees or non-employees, is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with our 2005 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with our 2005 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with our 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2004 and 2003.
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.
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

Dated: March 15, 2005

NEWPARK RESOURCES, INC.
By:	/s/ James D. Cole
James D. Cole, Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ James D. Cole James D. Cole	Chairman of the Board and Chief Executive Officer	March 15, 2005

/s/ Matthew W. Hardey Matthew W. Hardey	Vice President of Finance and Chief Financial Officer	March 15, 2005

/s/ Eric M. Wingerter Eric M. Wingerter	Vice President and Controller (Principal Accounting Officer)	March 15, 2005

/s/ Wm. Thomas Ballantine Wm. Thomas Ballantine *	President and Director	March 15, 2005

/s/ Jerry W. Box Jerry W. Box*	Director	March 15, 2005

/s/ David P. Hunt David P. Hunt*	Director	March 15, 2005

/s/ Dr. Alan Kaufman	Director	March 15, 2005
Dr. Alan Kaufman*

/s/ James H. Stone	Director	March 15, 2005
James H. Stone*

/s/ Roger C. Stull	Director	March 15, 2005
Roger C. Stull*

/s/ F. Walker Tucei, Jr.	Director	March 15, 2005
F. Walker Tucei, Jr.*

By /s/ James D. Cole
*James D. Cole Attorney-in-Fact

NEWPARK RESOURCES, INC.
EXHIBIT INDEX

3.1	Restated Certificate of Incorporation.(6)

3.2	Bylaws.(1)

4.1	Indenture, dated as of December 17, 1997, among the registrant, each of the Guarantors identified therein and State Street Bank and Trust Company, as Trustee.(2)

4.2	Form of the Newpark Resources, Inc. 8 5/8% Senior Subordinated Notes due 2007, Series B.(2)

4.3	Form of Guarantees of the Newpark Resources, Inc. 8 5/8 % Senior Subordinated Notes due 2007. (2)

10.1	Employment Agreement, dated as of October 23, 1990, between the registrant and James D. Cole.(1)*

10.2	Lease Agreement, dated as of May 17, 1990, by and between Harold F. Bean Jr. and Newpark Environmental Services, Inc. (“NESI”).(1)

10.3	Lease Agreement, dated as of July 29, 1994, by and between Harold F. Bean Jr. and NESI.(3)

10.4	Building Lease Agreement, dated April 10, 1992, between the registrant and The Traveler’s Insurance Company.(4)

10.5	Building Lease Agreement, dated May 14, 1992, between State Farm Life Insurance Company, and SOLOCO, Inc.(4)

10.6	Operating Agreement, dated June 30, 1993, between Goldrus Environmental Services, Inc. and NESI.(3)

10.7	Amended and Restated 1993 Non-Employee Directors’ Stock Option Plan.(6)*

10.8	1995 Incentive Stock Option Plan.(5)*

10.9	Exclusive License Agreement, dated June 20, 1994, between SOLOCO, Inc. and Quality Mat Company.(3)

10.10	Operating Agreement of The Loma Company L.L.C.(6)

10.11	Newpark Resources, Inc. 1999 Employee Stock Purchase Plan.(7)*

10.12	Agreement, dated May 30, 2000, between the registrant and Fletcher International Ltd., a Bermuda company.(8)

10.13	Agreement, dated December 28, 2000, between the registrant and Fletcher International Limited, a Cayman Islands company.(9)

10.14	Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, NA, Credit Lyonnaise, Royal Bank of Canada, Hibernia National Bank, Comerica Bank and Whitney National Bank as lenders (the “Lenders”).(10)

10.15	Amended and Restated Guaranty, dated January 31, 2002, among the registrant’s subsidiaries named therein, as guarantors, and the Lenders.(10)

10.16	Amended and Restated Security Agreement, dated January 31, 2002, among the registrant and the subsidiaries of the registrant named therein, as grantors, and the Lenders.(10)

10.17	Amended and Restated Stock Pledge Agreement, dated January 31, 2002, among the registrant, as borrower, and the Lenders.(10)

10.18	Newpark Resources, Inc. 2003 Long Term Incentive Plan.*(11)

10.19	Amended and Restated Promissory Note dated as of April 29, 2003 between Newpark Shipbuilding-Brady Island, Inc. and Newpark Shipholding Texas, L.P.(12)

10.20	Agreement and Restating Amendment to Security Agreement dated as of April 29, 2003 between Newpark Shipholding Texas, L.P. and Newpark Shipbuilding-Brady Island, Inc.(12)

10.21	Amended and Restated Prepayment Letter dated as of April 29, 2003 between Newpark Shipbuilding-Brady Island, Inc. and Newpark Shipholding Texas, L.P.(12)

10.22	Letter agreement to amend the Intercreditor Agreement between Foothill Capital Corporation and Newpark Shipholding Texas, L.P.(12)

10.23	Change in Control letter agreement dated August 12, 2003 with James D. Cole*(13)

10.24	Change in Control letter agreement dated August 12, 2003 with Wm. Thomas Ballantine.*(13)

10.25	Change in Control letter agreement dated August 12, 2003 with Matthew W. Hardey.* (13)

10.26	Amended and Restated Credit Agreement, dated February 25, 2004, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, N.A., Fleet Capital Corporation, Whitney National Bank and Hibernia National Bank as lenders.(13)

10.27	Pledge and Security Agreement, dated February 25, 2004, among the registrant and the subsidiaries of the registrant named therein, as grantors, and Bank One, N.A., as agent.(13)

10.28	2004 Non-Employee Directors’ Stock Option Plan.*(14)

10.29	Form of Stock Option under 1995 Incentive Stock Option Plan.†*

10.30	Form of Stock Option under 2004 Non-Employee Directors’ Stock Option Plan.†*

10.31	Form of Award Agreement under 2003 Long-Term Incentive Plan.†*

10.32	Second Amendment to Amended and Restated Credit Agreement, dated March 10, 2005, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and JPMorgan Chase Bank, as lender and as agent. †

10.33	Second Amendment to Pledge and Security Agreement, dated March 10, 2005, among the registrant and the subsidiaries of the registrant named therein, as grantors, and JPMorgan Chase Bank, N.A., as agent. †

10.34	Loan Agreement, dated July 26, 2004, between Excalibar Minerals Inc. and Excalibar Minerals of LA, and RBS Lombard, Inc. (15)

10.35	First Amendment to Loan Agreement, dated March 11, 2005, between Excalibar Minerals Inc. and Excalibar Minerals of LA., and RBS Lombard, Inc.†

12.1	Ratio of Earnings to Fixed Charges†

21.1	Subsidiaries of the Registrant†

23.1	Consent of Ernst & Young LLP†

24.1	Powers of Attorney†

31.1	Certification of James D. Cole pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certification of Matthew W. Hardey pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

32.1	Certification of James D. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

32.2	Certification of Matthew W. Hardey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

†	Filed herewith.

*	Management Compensation Plan or Agreement.

(1)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-1 (File No. 33-40716).

(2)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-4 (File No. 333-45197).

(3)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(4)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-8 (File No. 33-83680).

(5)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(6)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(7)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated June 1, 2000.

(9)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated December 28, 2000, which was filed on January 4, 2001.

(10)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Previously filed as an exhibit to the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

(12)	Previously filed in the exhibits to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(13)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(14)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-8 (File No. 333-228240).

(15)	Previously filed in the exhibits to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.