Form 10-Q
period 2005-03-31
NEWPARK RESOURCES INC
filed 2005-05-03
CIK 71829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005	Commission File No. 1-2960

Newpark Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1123385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3850 N. Causeway, Suite 1770
Metairie, Louisiana	70002
(Address of principal executive offices)	(Zip Code)

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

Common stock, $0.01 par value: 84,195,454 shares at April 29, 2005.

NEWPARK RESOURCES, INC.
INDEX TO FORM 10-Q
FOR THE THREE MONTH PERIOD ENDED
March 31, 2005

Forward-Looking Statements

     The following discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified below, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.

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

     Among the risks and uncertainties that could cause future events and results to differ materially from those anticipated by us in the forward-looking statements included in this report are the following:

•	A material decline in the level of oil and gas exploration and production, to which we refer as “E&P,” and any reduction in the industry’s willingness to spend capital on environmental and oilfield services could adversely affect the demand for our services;

•	Material changes in oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital could adversely affect the demand for our services;

•	Changes in domestic and international political, military, regulatory and economic conditions may adversely affect the demand for oil and gas or production volumes;

•	A rescission or relaxation of government regulations affecting E&P and naturally occurring radioactive material, or “NORM,” waste disposal could reduce the demand for our services and reduce our revenues and income.

•	Changes in existing regulations could require us to change the way we do business, which may have a material adverse affect on our consolidated financial position, results of operations and cash flows;

•	Our patents or other proprietary technology may not prevent our competitors from developing substantially similar technology, which would reduce any competitive advantages we may have from these patents and proprietary technology;

•	We may not be able to keep pace with the continual and rapid technological developments that characterize the market for our products and services, and our failure to do so may result in our loss of market share;

•	We face intense competition in our existing markets and expect to face tough competition in any markets into which we seek to expand, which will put pressure on our ability to maintain our current market share and may limit our ability to expand our market share or enter into new markets;

•	Our acquisitions may not achieve sales and profitability levels that justify our investment in them, which could result in these businesses placing downward pressure on our margins, our disposing of these businesses at a loss or potential impairment of goodwill related to these businesses;

•	The demand for our services may be adversely affected by shortages of critical supplies or equipment in the oil and gas industry and personnel trained to operate this equipment;

•	We may not be successful in gaining acceptance or market share for our products and services, including our DeepDrill™ and FlexDrill™ technology, our Dura-Base™ and Bravo™ mats and our newly licensed proprietary water treatment technology;

•	We may not be able to maintain the necessary permits to operate our non-hazardous waste disposal wells or we may not be able to successfully compete in this market;

•	Adverse weather conditions could disrupt drilling operations and reduce the demand for our services;

•	We may fail to comply with any of the numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our business, or these regulations and policies may change, and we may face fines or other penalties if we fail to comply with existing or new regulations, or be forced to make significant capital expenditures or changes to our operations;

•	Our business exposes us to potential environmental and regulatory liability, and we could be required to pay substantial amounts with respect to these liabilities, including the costs to clean up and close contaminated sites;

•	We may not have adequate insurance for potential liabilities, and any significant liability not covered by insurance or in excess of our coverage limits could have a material adverse affect on our financial condition;

•	Our international operations are subject to uncertainties which could limit our ability to expand or reduce the revenues and profitability of these operations, including difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties and regulations, unexpected changes in regulatory environments, inadequate protection of intellectual property in foreign countries, legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers, among other risks;

•	Any increases in interest rates under our credit facility, either as a result of increases in the prime or LIBOR rates or as a result of changes in our funded debt to cash flow ratio, would increase our cost of borrowing and have an adverse affect on our consolidated financial statements; and

•	We may not be able to retire or refinance our long-term debt at or before its maturity, whether due to conditions in financial markets or our own financial condition at that future time. We also cannot assure you that we will be able to obtain any replacement long-term financing on terms as favorable to us as under our current financing.

     For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in the Prospectus included in our Registration Statement on Form S-3 filed on May 8, 2002 (File No. 333-87840), and to the section entitled “Forward-Looking Statements” on page 17 of that Prospectus and to our periodic reports filed with the Securities and Exchange Commission.

Newpark Resources, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
(In Thousands, except share data)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$8,621	$7,022
Trade accounts receivable, less allowance of $415 in 2005 and $3,260 in 2004	114,691	100,587
Notes and other receivables	6,211	7,321
Inventories	77,101	84,044
Deferred tax asset	10,662	12,501
Prepaid expenses and other current assets	15,604	13,275

Total current assets	232,890	224,750
Property, plant and equipment, at cost, net of accumulated depreciation	219,962	210,514
Goodwill	117,001	117,414
Deferred tax asset	3,154	4,063
Other intangible assets, net of accumulated amortization	14,997	15,355
Other assets	17,461	18,018

	$605,465	$590,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Foreign bank lines of credit	$9,736	$8,017
Current maturities of long-term debt	7,711	5,031
Accounts payable	33,389	38,822
Accrued liabilities	33,876	26,875

Total current liabilities	84,712	78,745
Long-term debt, less current portion	191,012	186,286
Other noncurrent liabilities	1,723	2,118

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 80,000 shares outstanding	20,000	20,000
Common Stock, $0.01 par value, 100,000,000 shares authorized, 84,179,487 and 84,021,351 shares outstanding at March 31, 2005 and December 31, 2004, respectively	842	840
Paid-in capital	402,976	402,248
Unearned restricted stock compensation	(413)	(472)
Accumulated other comprehensive income	7,574	8,199
Retained deficit	(102,961)	(107,850)

Total stockholders’ equity	328,018	322,965

	$605,465	$590,114

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Income
For the Three Month Periods Ended March 31,
(Unaudited)

(In Thousands, except share data)	2005	2004

Revenues	$129,053	$104,309

Cost of revenues	115,097	95,613

Gross profit	13,956	8,696

General and administrative expenses	2,075	2,452

Operating income	11,881	6,244

Foreign currency exchange (gain) loss	(274)	108
Interest income	(69)	(121)
Interest expense	4,081	3,572

Income before income taxes	8,143	2,685
Provision for income taxes	3,029	1,007

Net income	5,114	1,678
Less:
Preferred stock dividends	225	263

Net income applicable to common and common equivalent shares	$4,889	$1,415

Basic and diluted income per common and common equivalent share	$0.06	$0.02

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income
For the Three Month Periods Ended March 31,
(Unaudited)

(In Thousands)	2005	2004

Net income	$5,114	$1,678

Other comprehensive income (loss):
Foreign currency translation adjustments	(625)	(767)

Comprehensive income	$4,489	$911

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 31,
(Unaudited)

(In Thousands)	2005	2004

Cash flows from operating activities:
Net income	$5,114	$1,678
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,230	5,284
Provision (benefit) for deferred income taxes	2,660	(360)
Loss (gain) on sale of assets	286	(107)
Change in assets and liabilities:
Decrease in restricted cash	—	8,029
Increase in accounts and notes receivable	(12,805)	(6,247)
Decrease (increase) in inventories	6,943	(4,397)
Increase in other assets	(2,063)	(2,596)
Decrease in accounts payable	(5,581)	(2,402)
Increase in accrued liabilities and other	6,093	12,391

Net cash provided by operations	6,877	11,273
Cash flows from investing activities:
Capital expenditures	(10,413)	(2,672)
Proceeds from sale of property, plant and equipment	35	185

Net cash used in investing activities	(10,378)	(2,487)
Cash flows from financing activities:
Net borrowings (payments) on lines of credit	6,603	(9,302)
Principal payments on notes payable and long-term debt	(1,867)	(418)
Proceeds from exercise of stock options and ESPP	730	132
Preferred stock dividends	(225)	—

Net cash provided by (used in) financing activities	5,241	(9,588)

Effect of exchange rate changes	(141)	(95)

Net increase (decrease) in cash and cash equivalents	1,599	(897)

Cash and cash equivalents at beginning of period	7,022	4,692

Cash and cash equivalents at end of period	$8,621	$3,795

See Accompanying Notes to Unaudited Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Interim Financial Statements

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. (“Newpark”) as of March 31, 2005, and the results of its operations and its cash flows for the three month periods ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 2004 audited financial statements and related notes filed in Newpark’s Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year. We have reclassified certain amounts previously reported to conform with the presentation at March 31, 2005.

Note 2 — Earnings Per Share

     The following table presents the reconciliation of the numerator and denominator for calculating income per share in accordance with the disclosure requirements of Statement of Financial Accounting Standards (“FAS”) 128:

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2005	2004

Income applicable to common and common equivalent shares	$4,889	$1,415

Weighted average number of common shares outstanding	84,081	82,903
Add:
Net effect of dilutive stock options and warrants	229	234

Adjusted weighted average number of common shares outstanding	84,310	83,137

Basic and diluted income applicable to common and common equivalent shares	$0.06	$0.02

     Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2005 and 2004, Newpark had dilutive stock options and warrants of approximately 2.6 million shares and 1.3 million shares, respectively, which were assumed exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods.

     Options and warrants to purchase a total of approximately 7.0 million additional shares and 8.8 million additional shares of common stock were outstanding during the three months ended March 31, 2005 and 2004, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.

     The net effects of the assumed conversion of preferred stock have been excluded from the computation of diluted income per share for all periods presented because the effects would be anti-dilutive.

Note 3 — Stock-Based Compensation

     At March 31, 2005, Newpark maintained six stock-based compensation plans, including four stock option plans and two long-term incentive plans. Newpark applies Accounting Principles Board Opinion 25 (“APB 25”) and related Interpretations in accounting for its stock-based compensation plans. In accordance with this guidance, no compensation cost has been recognized for Newpark’s stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Compensation expense is recorded for Newpark’s long-term incentive plans. Had compensation costs for all of Newpark’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, “Accounting for Stock-Based Compensation,” Newpark’s net income and net income per share would have been the pro forma amounts shown below:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2005	2004

Income applicable to common and common equivalent shares:
As reported	$4,889	$1,415
Add recorded stock-based compensation expense, net of related taxes	68	51
Deduct stock-based compensation expense determined under fair value based method for all awards, net of related taxes	(191)	(419)

Pro forma income	$4,766	$1,047

Earnings per share:
Basic:
As reported	$0.06	$0.02

Pro forma	$0.06	$0.01

Diluted:
As reported	$0.06	$0.02

Pro forma	$0.06	$0.01

     During the year ended December 31, 2004, Newpark modified the terms of non-director and non-executive officer stock options to accelerate the vesting of out-of-the-money options. This resulted in a decrease of approximately $300,000 in the pro forma after-tax expense that otherwise would have been reported for the three months ended March 31, 2005 presented above.

Note 4 — Accounts Receivable

     Included in trade accounts receivable at March 31, 2005 and December 31, 2004 are:

	March 31,	December 31,
(In thousands)	2005	2004

Trade receivables	$99,129	$86,152
Unbilled revenues	15,977	17,695

Gross trade receivables	115,106	103,847
Allowance for doubtful accounts	(415)	(3,260)

Net trade receivables	$114,691	$100,587

     The reduction in the allowance for doubtful accounts during the quarter ended March 31, 2005 is principally due to the write-off of accounts deemed to be uncollectible.

Note 5 — Inventory

     Newpark’s inventory consisted of the following items at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
(In thousands)	2005	2004

Finished goods:
Composite mats	$9,902	$12,824
Raw materials and components:
Drilling fluids raw material and components	62,805	63,602
Logs	2,318	5,121
Supplies	305	287
Other	1,771	2,210

Total raw materials and components	67,199	71,220

Total inventory	$77,101	$84,044

Note 6 — New Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which is a revision of FAS 123, “Accounting for Stock-Based Compensation.” FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS 95, “Statement of Cash Flows.” Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) permits adoption of its requirements using one of two methods:(1)

a “modified prospective” method in which compensation cost is recognized beginning with the effective date of FAS 123(R) (a) based on the requirement of FAS 123(R) for all share-based payments granted after that effective date and (b) based on the requirements of FAS 123 for all awards granted prior to the effective date of FAS 123(R) that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method previously described, but also permits restatement of prior periods based on the amounts previously reported in pro forma disclosures under FAS 123. Newpark currently plans to adopt FAS 123(R) using the modified prospective method. On April 14, 2005, the Securities and Exchange Commission announced amended compliance dates for SFAS 123(R). The Commission previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require Newpark to adopt FAS 123(R) starting with its first quarter of its fiscal year beginning January 1, 2006.

     As permitted by FAS 123, Newpark currently accounts for stock-based compensation using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of FAS 123(R) will likely have a material impact on Newpark’s results of operations. However, the ultimate impact of adoption of FAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. If Newpark had adopted FAS 123(R) in prior periods, the impact for the three months ended March 31, 2005 and March 31, 2004, would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3.

     In November 2004, the FASB issued FAS 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). It requires that these items be recognized as current-period charges regardless of whether they meet a criterion of “so abnormal.” It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management cannot currently determine the impact that adoption of FAS 151 will have on Newpark’s financial results.

Note 7 — Segment Data

     Summarized financial information concerning Newpark’s reportable segments is shown in the following table:

	Three Months Ended March 31,
(In thousands)	2005	2004

Revenues by segment:
Fluids sales and engineering	$81,689	$66,235
E&P waste disposal	15,386	17,180
Mat and integrated services	31,978	20,894

Total revenues	$129,053	$104,309

Gross profit by segment:
Fluids sales and engineering	$6,775	$6,319
E&P waste disposal	1,347	2,808
Mat and integrated services	5,834	(431)

Total segment gross profit	13,956	8,696
General and administrative expenses	2,075	2,452

Total operating income	$11,881	$6,244

The figures above are shown net of intersegment transfers.

Note 8 — Condensed Consolidating Financial Information

     The supplemental condensed consolidating financial information should be read in conjunction with the notes to these consolidated financial statements and has been prepared pursuant to the rules and regulations for condensed financial information. The supplemental condensed consolidated financial information does not include all disclosures included in annual financial statements; nevertheless, Newpark believes that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications were made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses. The allocation of the consolidated income tax provision was made using the with and without allocation method.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$3,481	$967	$4,173	$—	$8,621
Accounts receivable, net	—	87,910	29,542	(2,761)	114,691
Inventories	—	58,244	18,857	—	77,101
Other current assets	13,296	10,614	10,362	(1,795)	32,477

Total current assets	16,777	157,735	62,934	(4,556)	232,890
Investment in subsidiaries	472,518	—	—	(472,518)	—
Property and equipment, net	7,559	205,456	6,947	—	219,962
Goodwill	—	95,114	21,887	—	117,001
Identifiable intangibles, net	—	12,421	2,576	—	14,997
Other assets, net	24,764	12,725	858	(17,732)	20,615

Total assets	$521,618	$483,451	$95,202	$(494,806)	$605,465

Current liabilities:
Foreign bank lines of credit	$—	$—	$9,736	$—	$9,736
Current maturities of long-term debt	1,250	6,417	44	—	7,711
Accounts payable	1,040	20,682	14,428	(2,761)	33,389
Accrued liabilities	8,841	14,648	12,182	(1,795)	33,876

Total current liabilities	11,131	41,747	36,390	(4,556)	84,712
Long-term debt	182,005	4,067	18,874	(13,934)	191,012
Other non-current liabilities	464	(1,142)	2,401	—	1,723
Stockholders’ Equity:
Preferred stock	20,000	—	—	—	20,000
Common stock	842	807	12,750	(13,557)	842
Paid-in capital	402,976	436,564	23,157	(459,721)	402,976
Unearned restricted stock	(413)	—	—	—	(413)
Cumulative translation adjustment	7,574	—	3,797	(3,797)	7,574
Retained deficit	(102,961)	1,408	(2,167)	759	(102,961)

Total stockholders’ equity	328,018	438,779	37,537	(476,316)	328,018

Total liabilities and equity	$521,618	$483,451	$95,202	$(494,806)	$605,465

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets
Cash and cash equivalents	$1,954	$1,200	$3,868	$—	$7,022
Accounts receivable, net	—	82,651	20,096	(2,160)	100,587
Inventories	—	65,158	18,886	—	84,044
Other current assets	15,814	8,800	8,967	(484)	33,097

Total current assets	17,768	157,809	51,817	(2,644)	224,750

Investment in subsidiaries	461,677	—	—	(461,677)	—
Property and equipment, net	3,814	200,373	6,327	—	210,514
Goodwill	—	95,114	22,300	—	117,414
Identifiable intangibles, net	—	12,715	2,640	—	15,355
Other assets, net	26,011	13,068	776	(17,774)	22,081

Total assets	$509,270	$479,079	$83,860	$(482,095)	$590,114

Current liabilities:
Foreign bank lines of credit	$—	$—	$8,017	$—	$8,017
Current portion of long-term debt	1,250	3,748	33	—	5,031
Accounts payable	956	30,868	9,158	(2,160)	38,822
Accrued liabilities	5,736	11,017	10,606	(484)	26,875

Total current liabilities	7,942	45,633	27,814	(2,644)	78,745

Long-term debt	177,861	4,083	18,372	(14,030)	186,286
Other liabilities	502	(1,104)	2,720	—	2,118
Preferred stock	20,000	—	—	—	20,000
Common stock	840	807	12,750	(13,557)	840
Paid-in capital	402,248	436,133	21,397	(457,530)	402,248
Unearned restricted stock	(472)	—	—	—	(472)
Cumulative translation adjustment	8,199	—	3,740	(3,740)	8,199
Retained deficit	(107,850)	(6,473)	(2,933)	9,406	(107,850)

Total stockholders’ equity	322,965	430,467	34,954	(465,421)	322,965

Total liabilities and equity	$509,270	$479,079	$83,860	$(482,095)	$590,114

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$103,844	$25,209	$—	$129,053

Cost of revenues	—	91,668	23,429	—	115,097

Gross profit	—	12,176	1,780	—	13,956

General and administrative expense	1,959	—	116	—	2,075

Operating income (loss)	(1,959)	12,176	1,664	—	11,881

Other (income) expense	69	(93)	(319)	—	(343)
Interest expense	3,672	295	114	—	4,081

Income (loss) before income taxes	(5,700)	11,974	1,869	—	8,143

Income taxes (benefit)	(1,995)	4,273	751	—	3,029
Equity in earnings of subsidiaries	8,819	—	—	(8,819)	—

Net income	$5,114	$7,701	$1,118	$(8,819)	$5,114

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$79,053	$25,256	$—	$104,309

Cost of revenues	—	73,643	21,970	—	95,613

Gross profit	—	5,410	3,286	—	8,696

General and administrative expense	2,330	—	122	—	2,452

Operating income (loss)	(2,330)	5,410	3,164	—	6,244

Other (income) expense	(34)	(64)	85	—	(13)
Interest expense	3,397	135	40	—	3,572

Income (loss) before income taxes	(5,693)	5,339	3,039	—	2,685

Income taxes (benefit)	(2,163)	1,803	1,367	—	1,007
Equity in earnings of subsidiaries	5,208	—	—	(5,208)	—

Net income	$1,678	$3,536	$1,672	$(5,208)	$1,678

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(11,155)	$11,627	$6,405	$—	$6,877

Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(3,840)	(5,344)	(1,194)	—	(10,378)
Investments	11,874	(5,253)	(6,621)	—	—

	8,034	(10,597)	(7,815)	—	(10,378)

Net cash provided by (used in) financing activities:
Net borrowings (payments on) lines of credit, notes payable and long-term debt	4,143	(1,263)	1,856	—	4,736
Other	505	—	—		505

	4,648	(1,263)	1,856	—	5,241

Effect of exchange rate changes	—	—	(141)		(141)
Net increase (decrease) in cash and cash equivalents	1,527	(233)	305	—	1,599
Cash and cash equivalents:
Beginning of period	1,954	1,200	3,868	—	7,022

End of period	$3,481	$967	$4,173	$—	$8,621

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(14,679)	$24,806	$1,146	$—	$11,273

Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(266)	(1,887)	(334)	—	(2,487)
Investments	23,698	(23,410)	(288)	—	—

	23,432	(25,297)	(622)	—	(2,487)

Net cash provided by (used in) financing activities:
Net borrowings (payments on) lines of credit, notes payable and long-term debt	(8,343)	(418)	(959)	—	(9,720)
Other	132	—	—		132

	(8,211)	(418)	(959)	—	(9,588)

Effect of exchange rate changes	—	—	(95)	—	(95)
Net increase (decrease) in cash and cash equivalents	542	(909)	(530)	—	(897)
Cash and cash equivalents:
Beginning of period	179	(360)	4,873	—	4,692

End of period	$721	$(1,269)	$4,343	$—	$3,795

Note 9 — Legal Matters

     Newpark, through a consolidated subsidiary, purchased composite mats from The Loma Company, LLC (“LOMA”), which manufactured the mats under an exclusive license granted by OLS Consulting Services, Inc. (“OLS”). Newpark, through a separate consolidated subsidiary, owned 49% of LOMA and OLS held the remaining 51% interest. OLS had granted Newpark an exclusive license to use and sell these composite mats. On April 18, 2005, Newpark acquired OLS in exchange for a cash payment of $1.3 million. The principal assets of OLS included the patents licensed to LOMA for use in the manufacture of the mats, a note receivable from LOMA and its 51% membership interest in LOMA. As a result of the acquisition of OLS, Newpark, through two of its subsidiaries, owns all of the outstanding equity interests in LOMA and the parties and their affiliates mutually dismissed all previously pending litigation, which has been previously described in our Annual Report on Form 10-K for the year ended December 31, 2004. A motion to dismiss the LOMA bankruptcy proceedings was heard on April 19, 2005 and such proceedings were dismissed.

     In addition, Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters should not have a material effect on Newpark’s consolidated financial position, results of operations or cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our “Unaudited Consolidated Financial Statements” and “Notes to Unaudited Consolidated Financial Statements” as well as our Annual Report on Form 10-K for the year ended December 31, 2004.

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

	1Q04	2Q04	3Q04	4Q04	1Q05

U.S Rig Count	1,118	1,163	1,228	1,248	1,279
Newpark’s primary Gulf Coast market	217	222	233	235	244
Newpark’s primary market to total	19.4%	19.1%	19.0%	18.8%	19.1%
Canadian Rig Count	528	198	328	417	521

Derived from Baker Hughes Incorporated

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

Key Developments

     Our primary Gulf Coast oilfield market accounted for approximately 48% of first quarter 2005 revenues, as compared to 46% of first quarter 2004 revenues. As recently as 1997, the Gulf Coast oilfield market accounted for 97% of total revenues. The overall decline in the percentage of Gulf Coast revenues over the last several years is the result of relatively flat Gulf Coast market activity as compared to growth in most other markets. While we have recently experienced an increase in Gulf Coast oilfield market activity, we believe that the majority of our growth will come from other markets and new product offerings in the markets we serve.

     Over the last several years we have developed several new products and product enhancements in each of our business segments. We have invested a significant amount of financial and human resources in developing these new products. A large portion of these investments in product developments and enhancements has been made during an extended period of market stagnation or decline, primarily in the Gulf Coast market. We believe that these investments will be a key driver in our anticipated growth in 2005.

     Fluids Sales and Engineering. We continue to develop a position in the drilling fluids market by expanding our customer base, drawing upon increasing acceptance of our proprietary DeepDrill™ technology. We have recently expanded on this technology by introducing the FlexDrill™ system that draws from the technology introduced in the DeepDrill™ system several years ago. FlexDrill™ allows the key components of the system to be added to the fluid as the well progresses, thereby reducing total system cost and simplifying the fluid management process. This product line extension has been well received, and we anticipate that, as our Gulf Coast customers increase their activity levels, FlexDrill™ will become a significant part of our revenue mix in that market.

     We are presently exploring several contract opportunities offered to us to provide our high-performance water based fluid systems in a number of foreign countries, which should increase our revenues in the future.

     We have introduced the New-100 oil-based drilling fluid system in the western Canadian market. This fluid system incorporates a principal component from the DeepDrill™ family to replace salt, which solves some of the environmental problems associated with oil-based fluids while improving drilling performance. This fluid has demonstrated up to 30% increased penetration rates on deep wells and is rapidly gaining market acceptance.

     We believe that these new products will make it easier for our customers to comply with increasingly strict environmental regulations affecting their drilling operations and improve the economics of the drilling process.

     During 2004 we experienced increases in our product costs across most of the U.S. markets that we serve. Specifically, in the second half of 2004, we experienced significant increases in the ocean freight shipping cost of barite from our foreign suppliers. These cost increases were only partially offset by price increases to our customers in the first quarter of 2005 due to market conditions and existing contractual arrangements. We are presently in the process of increasing prices to our customers as contracts are renewed. The cost increases appear to have stabilized and the impact of these cost increases should be fully offset through price increases to our customers by the end of 2005.

     Mat and Integrated Services. During the current quarter we experienced continued improvement in pricing in the Gulf Coast oilfield market. This is the direct result of improved activity in this market and the industry-wide decline in mat inventories servicing this market. We believe that pricing will continue to improve throughout the remainder of 2005.

     Beginning in late 2004, we implemented cost reduction measures in this segment. These cost reduction measures principally related to resizing our rental fleet, reducing infrastructure, outsourcing transportation and other services and reducing payroll. In addition to these cost reduction measures, we anticipate reductions in our depreciation costs, primarily in the second half of 2005, due to the completion of depreciation on portions of our wooden mat fleet that we do not intend to fully replace with new wooden mats.

     We continue to rent wooden mats in the Gulf Coast oilfield market and to sell them in the western Canadian oilfield market. These wooden mats are becoming more difficult to obtain due to dwindling supplies of suitable hardwoods. We believe that our access to hardwoods through our Batson Mill operation gives us a competitive advantage.

     We also continue to develop the worldwide market for our Dura-Base® composite mat system. Our marketing efforts for this product continue to be focused in nine key markets, including Canada, Alaska and the Arctic, Russia, the Middle East, South America, Mexico, Indonesia, the U.S. military and the U.S. utilities markets. We now have completed sales in all of these key markets.

     Over the past several years of marketing this product and evaluating customer acceptance, we have gained valuable information and have modified our marketing and product development strategies accordingly. These strategies include the development of several markets outside of our traditional oilfield market. These new markets include infrastructure construction applications, particularly for maintenance and upgrades of electric utility transmission lines in response to increasing demand for electricity in many parts of the country, and for other infrastructure construction applications and temporary roads for movement of oversized or unusually heavy loads. Approximately one-third of our composite mat sales to date have been to customers in markets outside of our oilfield market.

     We recently completed the acquisition of the third-party ownership in our Dura-Base® mat manufacturing facility and are now in a position to implement several improvements to that product family based on our experience with rental and sales of this product.

     We have recently begun marketing the first production run of our new lightweight Bravo Mat™ system and believe that it will substantially broaden the opportunities in mat sales in 2005. This new mat system has been designed specifically for personnel applications by the U.S. military, including walkways and tent flooring, but is likely to have many other applications.

     E&P Waste Disposal. In the first quarter of 2005, changes we made in our recycling processes in the Gulf Coast temporarily reduced our capacity in this market, resulting in a decline in waste volume received in the quarter. With the process changes in place, we are now back to full capacity and expect to see an increase in waste volumes received in this market, consistent with the recent improvement in activity.

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

     We have recently announced the formation of Newpark Environmental Water Solutions, LLC (“NEWS”), through which we intend to commercialize the ARMEL Activator technology, a proprietary and patented water treatment technology. The new technology employs principles of sonochemistry to remove dissolved solids from the wastewater. If necessary, it can then be introduced into conventional treatment processes, rendering those processes much more effective and economical. During the first quarter of 2005, NEWS took delivery of the first water treatment plant, which is being installed at our Boulder Wyoming plant, and will service customers in the Jonah-Pinedale field. We expect first revenues for NEWS in the second quarter of 2005.

     NEWS was also awarded its first contract for processing produced water from coal bed methane production near Gillette, Wyoming, and we expect a plant at that location to be on line in June 2005. Field tests in the western Canadian oil sands market are also scheduled to begin in June 2005.

Other Market Trends

     Current short-term industry forecasts suggest that we could see a slight increase in the number of rigs active in our primary Gulf Coast market, but this increase is expected to develop slowly as customers react to the changing risk profile of the market. The number of rigs active in the offshore and inland water Gulf Coast markets is expected to increase slowly due to a lack of rigs of adequate capability. We anticipate continued revenue growth in the markets we serve, driven by increased market penetration of critical, deep water and geologically deeper wells. This market penetration is the result of our performance and continued success of new products, including our DeepDrill™ and FlexDrill™ families of products.

     Current long-term industry analyses forecast difficulty in meeting anticipated growing demand for natural gas. In addition, current gas reserves are being depleted at a rate faster than replacement through current drilling activities. Many shallow fields in the Gulf Coast market have been heavily exploited. Improved economics and technology have increased the interest of producers to drill at greater depths to reach the larger gas reserves. We expect gas drilling activity to be increasingly associated with deeper, more costly wells. We view this trend as favorable to demand for product offerings in all of our segments.

Results of Operations — Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

     Summarized financial information concerning Newpark’s reportable segments is shown in the following table (dollars in millions):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2005	2004	$	%

Revenues by segment:
Fluids sales and engineering	$81.7	$66.2	$15.5	23%
E&P waste disposal	15.4	17.2	(1.8)	(10)
Mat and integrated services	32.0	20.9	11.1	53

Total revenues	$129.1	$104.3	$24.8	24%

Gross profit by segment:
Fluids sales and engineering	$6.8	$6.3	$0.5	8%
E&P waste disposal	1.4	2.8	(1.4)	(50)
Mat and integrated services	5.8	(0.4)	6.2	NM

Total gross profit	14.0	8.7	5.3	61
General and administrative expenses	2.1	2.5	(0.4)	(16)

Total operating income	$11.9	$6.2	$5.7	92%

The figures above are shown net of intersegment transfers.
NM — Not meaningful

Fluids Sales and Engineering:

Revenues

     Total revenue by region for this segment was as follows for the three months ended March 31, 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

Gulf Coast Oilfield	$35.1	$22.7	$12.4	55%
U.S. Central	27.6	22.6	5.0	22
Canada	7.1	8.9	(1.8)	(20)
Other	3.5	1.2	2.3	192

Total North American	73.3	55.4	17.9	32
Mediterranean	8.4	10.8	(2.4)	(22)

Total	$81.7	$66.2	$15.5	23%

     The average number of rigs we serviced in the North American market increased by 31%, from 164 in the first quarter of 2004 to 215 in the first quarter of 2005. Average annual revenue per rig in the North American market decreased by 8%, from $1.3 million in the first quarter of 2004 to $1.2 million in the first quarter of 2005.

     Revenues in our primary Gulf Coast market for the first quarter of 2005 were 55% higher as compared to the prior year. In the Gulf Coast market we serviced an average of 76 rigs in the first quarter of 2005, as compared to 47 in the first quarter of 2004, an increase of 62%. We have significantly improved our key drilling fluid customer relationships in this market and believe that those customers will be increasingly active in the Gulf Coast market during the remainder of the year, though the total number of active rigs is not expected to increase. While revenues for the Gulf Coast market increased substantially in the first quarter of 2005, as compared to the first quarter of 2004, revenues from deepwater rigs declined. These deepwater rigs generate much higher revenues and margins than land rigs. As a result, this change in mix had a negative impact on operating margins for this segment. We anticipate that deepwater projects will increase by mid-year 2005.

     In the U.S. Central region we serviced an average of 110 rigs in the first quarter of 2005, as compared to 84 in the first quarter of 2004, an increase of 31%. The average number of rigs operating in this region increased 14%, from 435 rigs in the first quarter of 2004 to 494 in the first quarter of 2005. The difference between the increase in the number of rigs serviced in this region and the number of rigs active in the region reflects our market penetration.

     Revenues in the Canadian market declined 20% during the quarter ended March 31, 2005, as compared to the first quarter of 2004 while rig activity in the Canadian market was relatively flat period to period. The decline in revenues is principally due to an early break-up in the Canadian markets we service.

     Revenues in the Mediterranean market declined 22% during the quarter ended March 31, 2005, as compared to the first quarter of 2004. During 2004, we focused the management of these operations on improving margins rather than increasing revenues. In addition, the decrease in Mediterranean revenues reflects the impact of 5% lower exchange rates on Euro based revenues in the first quarter of 2005, as compared to the first quarter of 2004, resulting from the decline of the U.S. dollar to the Euro.

Operating Income

     Operating income for this segment increased $0.5 million in the first quarter of 2005 on a $15.5 million increase in revenues, as compared to the first quarter of 2004. The operating margin for this segment in the first quarter of 2005 was 8.3%, as compared to 9.5% in the first quarter of 2004. The decrease in operating margin was attributable to several factors. First, barite costs increased 28% in the first quarter of 2005, as compared to the first quarter of 2004, resulting in an increase in cost of sales of $1.2 million. This cost increase was only partially offset by price increases to customers. Second, unfavorable changes in the mix of work, principally in the Gulf Coast market, negatively impacted margins. Third, for the last several years we have continued to invest in personnel and other infrastructure to meet the needs of our expanding business opportunities for this segment. Expenses associated with this investment in infrastructure offset a significant portion of the increase in operating income resulting from the revenue increase. Finally, the unanticipated early breakup in Canada and costs related to the roll out of our New-100 oil-based fluid system in that market negatively impacted operating income.

     Recent contracts have helped to stabilize barite costs, and increases in pricing are anticipated to recapture these costs in the second half of 2005. We anticipate an increase in the number of deepwater rigs serviced in the Gulf of Mexico market during the remainder of 2005 which should improve margins in our Gulf Coast operations. In addition, we anticipate margin improvements for our New-100 fluid system sold in Canada as this product gains market acceptance.

     E&P Waste Disposal:

Revenues

     Total revenue for this segment consists of the following for the three months ended March 31, 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

E&P Waste Gulf Coast	$10.3	$9.9	$0.4	4%
E&P Waste Non-Gulf Coast	3.3	5.5	(2.2)	(40)
NORM	1.0	0.6	0.4	67
Industrial	0.8	1.2	(0.4)	(33)

Total	$15.4	$17.2	$(1.8)	(10)%

     E&P waste Gulf Coast revenues increased $0.4 million, or 4%, on a 4% decline in waste volumes received. During the first quarter of 2005, we received 771,000 barrels of E&P waste in the Gulf Coast market, compared to 804,000 barrels in the comparable period in 2004. The average revenue per barrel in the Gulf Coast market increased 6%, to $12.88, as compared to an average of $12.11 in 2004. The decline in volumes received, in spite of the increase in Gulf Coast rig activity, is principally related to a temporary capacity reduction in the first quarter of 2005 related to changes in our recycling processes. With the process changes in place, we are now back to full capacity and expect to see an increase in waste volumes received in this market, consistent with the recent improvement in activity.

     The slight increase in Gulf Coast revenues was more than offset by a decrease in revenues within the western Canadian market, which was principally due to the early break-up in that market.

Operating Income

     Waste disposal operating income declined $1.4 million in the first quarter of 2005 on a $1.8 million decrease in revenues, as compared to the first quarter of 2004. The decline in operating income reflects the combined effect of the revenue decline in Canada, the impact of temporary capacity reductions in the Gulf Coast market and the start-up costs associated with the new water treatment operations in Wyoming.

Mat and Integrated Services:

Revenues

     Total revenue for this segment consists of the following for the three months ended March 31, 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

Installation	$4.9	$3.7	$1.2	32%
Re-rental	2.6	1.8	0.8	44

Total U.S. oilfield mat rental	7.5	5.5	2.0	36
Non-oilfield mat rental	3.4	0.5	2.9	580
Integrated services and other	10.8	10.6	0.2	2
Canadian operations	3.9	1.4	2.5	178
Composite mat sales	6.4	2.9	3.5	120

Total	$32.0	$20.9	$11.1	53%

     Oilfield mat rental volume for the first quarter of 2005 totaled 4.4 million square feet at an average price of $1.12 per square foot. This compares to 4.4 million square feet at an average price of $0.85 per square foot in the first quarter of 2004. Our oilfield mat rental pricing has continued to improve as a result of increased utilization of our mat inventory related to reductions in available mat inventory and improvements in market activity.

     Revenues from non-oilfield mat rentals, a premium margin market composed principally of utility and infrastructure construction markets, increased nearly seven-fold to $3.4 million in the first quarter of 2005, compared to $500,000 in the year ago period. We continue to believe that this market has growth opportunities due to the aging of our nation’s electrical power delivery infrastructure and increased demand for electricity.

     Integrated services and other revenues, our lowest-margin business unit for this segment, includes a comprehensive range of environmental services necessary for our customers’ E&P activities. These revenues also include the operations of our sawmill in Batson, Texas.

     During 2003 we transitioned our Canadian mat operations to principally a sales organization for wooden and composite mats. All of the Canadian revenues for the first quarters of 2005 and 2004 were related to sales of wooden mats. The increase in wooden mat sales is principally due to the unusually early break-up in Western Canada and continued acceptance of matting systems in this market as a means to improve the operating efficiency for our customers.

     During the first quarter of 2005, we sold approximately 3,900 composite mats, resulting in $6.4 million in revenues, as compared to $2.9 million of revenue on approximately 2,200 mats sold in the first quarter of 2004. The significant 2005 sales were completed in support of several E&P operations in Canada and for use in Sakhalin Island, Russia.

Operating Income

     Mat and integrated services operating income improved $6.2 million in the first quarter of 2005 on an $11.1 million increase in revenues, as compared to the first quarter of 2004. The significant increase in operating income reflects the leverage of this operating unit, which has been enhanced as a result of cost reductions which began in 2004, and the impact of continued improvement in pricing for our mat rental markets.

General and Administrative Expense

     General and administrative expense decreased $377,000 to approximately $2.1 million in the first quarter of 2005, as compared to the same period in 2004. The decrease is principally associated with a reduction in legal costs due to the settlement of certain litigation in the second half of 2004.

Foreign Currency Exchange Gains

     Net foreign currency gains totaled $274,000 in the first quarter of 2005 as compared to net foreign currency losses of $108,000 in the first quarter of 2004. In the first quarter of 2005, the net foreign currency gains were primarily associated with our Mediterranean operations. In the first quarter of 2004, the net foreign currency losses were primarily associated with strengthening of the U.S. dollar against the Canadian dollar and the associated impact on short-term intercompany payable balances of our Canadian operations.

Interest Income/Expense

     Net interest expense increased approximately $561,000 for the first quarter of 2005 compared to the first quarter of 2004. This increase was principally due to an increase in average outstanding debt of approximately $13.3 million, caused by an increase in capital expenditures and funding of working capital requirements, and a 32 basis point increase in average interest rates due to the continued increase in variable rates during 2004 and early 2005.

Provision for Income Taxes

     For the quarter ended March 31, 2005, we recorded an income tax provision of $3.0 million, reflecting an income tax rate of 37.2%. For the quarter ended March 31, 2004, we recorded an income tax provision of $1.0 million, reflecting an income tax rate of 37.5%.

Liquidity and Capital Resources

     Our working capital position was as follows:

	March 31,	December 31,
	2005	2004

Working Capital (000’s)	$148,178	$146,005
Current Ratio	2.75	2.85

     During the first quarter of 2005, our working capital position increased by $2.2 million. Net trade accounts receivable increased $14.1 million during the first quarter of 2005 on a $15.4 million increase in revenues from the fourth quarter of 2004. During the first quarter of 2005, days’ sales in receivables were approximately 81 days, which is the same as the fourth quarter of 2004. We continue to monitor our accounts receivable positions and we have made working capital management a primary focus for our management. Partially offsetting the increase in accounts receivable was the $6.9 million reduction in inventories, primarily related to composite mat sales and the seasonal decline in log inventory.

     We anticipate that our working capital requirements for 2005 will increase as a result of the expected improvement in revenue. Some of this expected increase in working capital requirements should be offset by our continued focus on improving our collection cycle. However, we have the ability to supplement our operating cash flows with borrowings under our credit facility to fund the expected increase in working capital. We believe we have adequate capacity under our credit facility to meet these anticipated working capital needs.

     Cash generated from operations during the first quarter of 2005 totaled $6.9 million. This cash, along with increased borrowings on lines of credit of $6.4 million, was used principally to fund net capital expenditures of $10.4 million. Capital expenditures within our established business segments totaled $6.5 million, compared to $6.2 million in depreciation. We also invested $3.9 million in the first quarter for acquisition of the first two water treatment systems. We anticipate that 2005 capital expenditures will approximate 2005 depreciation and that we will fund capital expenditures with cash generated from operations.

     Our long term capitalization was as follows:

	March 31,	December 31,
(In thousands)	2005	2004

Long-term debt (excluding current maturities):
Senior subordinated notes	$125,000	$125,000
Credit facility	44,088	39,633
Barite facilities financing	12,917	13,229
Mexico mat financing	4,908	5,160
Other	4,099	3,264

Total long-term debt	191,012	186,286
Stockholders’ equity	328,018	322,965

Total capitalization	$519,030	$509,251

Long-term debt to long-term capitalization	36.8%	36.6%

     The Senior Subordinated Notes accrue interest at the rate of 8 5/8%, require semi-annual interest payments and mature on December 15, 2007.

     On February 25, 2004, our bank credit facility was converted into an asset-based lending facility (the “Credit Facility”). The Credit Facility matures on February 25, 2007. Under the Credit Facility, we can borrow up to $15 million in term debt and $70 million in revolving debt, for a total of $85 million. At March 31, 2005, $11.1 million was outstanding under the term portion of the Credit Facility. Eligibility under the revolving portion of the Credit Facility is based on a percentage of our eligible consolidated accounts receivable and inventory, as defined in the Credit Facility. At March 31, 2005, the maximum amount we could borrow under the revolving portion of the Credit Facility was $63.7 million. At

March 31, 2005, $15.0 million in letters of credit were issued and outstanding and $33.0 million was outstanding under the revolving portion of the Credit Facility, leaving $15.7 million of availability at that date. The Credit Facility bears interest at either a specified prime rate (5.75% at March 31, 2005), or the LIBOR rate (3.10% at March 31, 2005), in each case plus a spread determined quarterly based upon a fixed charge coverage ratio. The weighted average interest rates on the outstanding balances under the credit facilities for the three months ended March 31, 2005 and March 31, 2004 were 6.2% and 5.1%, respectively.

     The Credit Facility is secured by substantially all of our domestic assets and the assets of our domestic subsidiaries. The Credit Facility contains a fixed charge coverage ratio covenant and a tangible net worth covenant. As of March 31, 2005, we were in compliance with the covenants contained in the Credit Facility, as amended. The Notes do not contain any financial covenants; however, if we do not meet the financial covenants of the Credit Facility and are unable to obtain an amendment from the banks, we would be in default of the Credit Facility which would cause the Notes to be in default and immediately due. The Notes, the Credit Facility and the certificate of designation relating to our preferred stock also contain covenants that significantly limit the payment of dividends on our common stock.

     The Barite Facilities Financing is a $15 million term loan facility that bears interest at one-month LIBOR plus 3.75% (6.34% at March 31, 2005) payable monthly, and matures August 1, 2009. Principal payments are required monthly based on an amortization period of 12 years, with a balloon payment at the maturity date. The Barite Facilities Financing is collateralized by our four barite facilities and requires compliance with various financial and nonfinancial covenants. The financial covenants require us to maintain a minimum fixed charge coverage ratio and a minimum tangible net worth. We were in compliance with these covenants at March 31, 2005. At March 31, 2005, $14.2 million was outstanding under this agreement.

     The Mexico Mat Financing consists of two term loan facilities totaling $6.8 million, bears interest at 7% payable monthly and matures August 1, 2007. Principal payments are required monthly based on an amortization period of 5 years, with a balloon payment at the maturity date. The Mexico Mat Financing is collateralized by the composite mats of our Mexican operation. At March 31, 2005, $6.1 million was outstanding under these arrangements.

     Ava, S.p.A (“Ava”), our European drilling fluids subsidiary, maintains its own credit arrangements, consisting primarily of lines of credit with several banks, with the lines renewed on an annual basis. Advances under these credit arrangements are typically based on a percentage of Ava’s accounts receivable or firm contracts with certain customers. As of March 31, 2005, Ava had a total of $10.0 million outstanding under these facilities. We do not provide a corporate guarantee of Ava’s debt.

     At December 31, 2004, we had issued a guarantee for certain lease obligations of a joint venture which supplied a portion of our wooden mats on a day rate leasing basis (“MOCTX”). The amount of this guarantee as of December 31, 2004 was $4.2 million. In January 2005, MOCTX was dissolved and we took possession of the underlying assets and assumed the obligations under the leases. We recorded these leases as capital leases in accordance with FAS 13. At March 31, 2005, $3.6 million was outstanding under these capital leases.

     At March 31, 2005, we had issued a guarantee of certain debt obligations of the manufacturer of our composite mats, The Loma Company, LLC (“LOMA”). This guarantee was backed by a letter of credit. The amount of this guarantee as of March 31, 2005 was $6.2 million. The underlying debt obligation of LOMA matures in December 2008. As a result of LOMA’s insufficient cash, beginning in September 2004, we made debt service payments on behalf of LOMA in connection with our guarantee. Debt service payments made on behalf of LOMA totaled $984,000 through March 31, 2005. This amount has been recorded as a receivable from LOMA and is included in other long term assets as of March 31, 2005. Since our guarantee was secured by a letter of credit, there has been no impact on the availability under our Credit Facility as a result of the debt service payments made to date on behalf of LOMA or any future debt service payments that could be made as a result of the guarantee.

     On April 18, 2005, we acquired OLS Consulting Services, Inc. (“OLS”) in exchange for a cash payment of $1.3 million. The principal assets of OLS included the patents licensed to LOMA for use in the manufacture of the mats, a note receivable from LOMA and OLS’ 51% membership interest in LOMA. As a result of the acquisition of OLS, through two of our subsidiaries, we own 100% of LOMA and the parties and their affiliates mutually dismissed all previously pending litigation. As a result of this acquisition, we now own all of the outstanding equity interests in LOMA. As a result, in the second quarter of 2005 we will consolidate the balance sheet and results of operations for LOMA with our financial statements, including the current debt balances of LOMA. We are presently working with the Credit Facility lenders to refinance LOMA’s obligations on a long-term basis and expect this refinancing to be completed by the end of the second quarter of 2005.

     With respect to additional off-balance sheet liabilities, we lease most of our office and warehouse space, rolling stock and certain pieces of operating equipment under operating leases.

     Except as described in the preceding paragraphs, we are not aware of any material expenditures, significant balloon payments or other payments on long-term obligations or any other demands or commitments, including off-balance sheet items to be incurred within the next 12 months. Inflation has not materially impacted our revenues or income.

Critical Accounting Policies.

     Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, which requires us to make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments related to uncollectible accounts and notes receivable, inventory, customer returns, impairments of long-lived assets, including goodwill and other intangibles and our valuation allowance for deferred tax assets. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

     For additional discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2004. Our critical accounting policies have not changed materially since December 31, 2004.

New Accounting Standards.

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which is a revision of FAS 123, “Accounting for Stock-Based Compensation.” FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS 95, “Statement of Cash Flows.” Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) permits adoption of its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date of FAS 123(R) (a) based on the requirement of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted prior to the effective date of FAS 123(R) that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method previously described, but also permits restatement of prior periods based on the amounts previously reported in pro forma disclosures under FAS 123. We currently plan to adopt FAS 123(R) using the modified prospective method. On April 14, 2005, the Securities and Exchange Commission announced amended compliance dates for SFAS 123(R). The Commission previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require that we adopt FAS 123(R) starting with our first quarter of our fiscal year beginning January 1, 2006.

     As permitted by FAS 123, we currently account for stock-based compensation using Accounting Principles Board (“APB”) 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of FAS 123(R) will likely have a material impact on our results of operations. However, we cannot predict the ultimate impact of adoption of FAS 123(R) at this time because the impact will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123(R) in prior periods, the impact for the three months ended March 31, 2005 and March 31, 2004, would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements.

     In November 2004, the FASB issued FAS 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). FAS 151 requires that these items be recognized as current-period charges regardless of whether they meet a criterion of “so abnormal.” FAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We cannot currently determine the impact that adoption of FAS 151 will have on Newpark’s financial results.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk from changes in interest rates and changes in foreign currency rates. We do not believe that we have a material exposure to market risk. Historically, we have not entered into derivative financial instrument transactions to manage or reduce market risk or for speculative purposes. However, during the quarter ended March 31, 2005, we did enter into a foreign currency forward contract arrangement. A discussion of our primary market risk exposure in financial instruments as well as the foreign currency forward contract is presented below.

Interest Rate Risk

     Our policy has historically been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At March 31, 2005, we had total debt outstanding of $208.5 million, of which $125 million, or 60%, relates to our Senior Subordinated Notes (the “Notes”) that bear interest at a fixed rate of 8.625%. The remaining $83.5 million of debt outstanding at March 31, 2005 bears interest at a floating rate. At March 31, 2005, the weighted average interest rate under our floating-rate debt was approximately 6.0%. Assuming a 200 basis point increase in market interest rates during 2005, our annual interest expense would increase approximately $1.0 million, net of taxes, resulting in a $0.01 per diluted share reduction in annual earnings.

     The Notes mature on December 15, 2007. There are no scheduled principal payments under the Notes prior to the maturity date. However, all or some of the Notes may be redeemed at a premium after December 15, 2002. We have no current plans to repay the Notes ahead of their scheduled maturity.

Foreign Currency

     Our principal foreign operations are conducted in Canada and in areas surrounding the Mediterranean Sea. We have foreign currency exchange risks associated with these operations, which are principally conducted in the functional currency of the jurisdictions in which we operate. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments. However, during the quarter ended March 31, 2005, our Canadian subsidiary committed to purchase approximately $2.0 million of barite from one of our U.S. subsidiaries and we entered into a foreign currency forward contract arrangement to reduce the exposure to foreign currency fluctuations related to this commitment. The forward contract requires that the Canadian subsidiary purchase approximately $2.0 million U.S. dollars at a contracted exchange rate of 1.2496 over a two year period. At March 31, 2005, the fair value of this forward contract represents a loss of approximately $69,000.

     During the three months ended March 31, 2005 and 2004, we reported foreign currency (gains) losses of $(274,000) and $108,000, respectively. These transactional gains and losses were primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including intercompany advances which are deemed to be short-term in nature. We estimate that a hypothetical 10% movement of all applicable foreign currency exchange rates would affect annual earnings by approximately $500,000, due to the revaluing of these monetary assets and intercompany balances.

     Assets and liabilities of our foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive loss in the stockholders’ equity section of our balance sheet. Included in comprehensive income are translation losses of $625,000 and $767,000 for the quarters ended March 31, 2005 and 2004, respectively. As of March 31, 2005, net assets of foreign subsidiaries included in our consolidated balance sheet totaled $37.5 million. We estimate that a hypothetical 10% movement of all applicable foreign currency exchange rates would affect other comprehensive income by approximately $3.8 million.

Fair Value of Financial Instruments

     The fair value of cash and cash equivalents, net accounts receivable, accounts payable and variable rate debt approximated book value at March 31, 2005. The fair value of the 8.625% Notes totaled $123.4 million at March 31, 2005. The fair value of the Notes has been estimated based on quotes from the lead broker.

ITEM 4. Controls and Procedures

     Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to Newpark (including our consolidated subsidiaries) required to be disclosed in our periodic filings with the Securities and Exchange Commission and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or furnished by us under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported within the time periods specified in the rules and forms of the Security and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, our management recognized that any control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired objectives and, based on the evaluation described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective at reaching that level of reasonable assurance.

     There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1. Legal Proceedings

     The information set forth in Note 9, Legal Matters, to our consolidated financial statements included in this report is incorporated by reference into this Item 1.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

(a)	Exhibits

10.1	Newpark Resources, Inc. 2003 Executive Incentive Compensation Plan

31.1	Certification of James D. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Matthew W. Hardey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Cole pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Matthew W. Hardey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter of the Chairman of the Board. (Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated April 20, 2005.)

NEWPARK RESOURCES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2005

NEWPARK RESOURCES, INC.
By:	/s/ James D. Cole
James D. Cole, Chief Executive Officer

By:	/s/ Matthew W. Hardey
Matthew W. Hardey, Vice President of
Finance and Chief Financial Officer

EXHIBIT INDEX

10.1	Newpark Resources, Inc. 2003 Executive Incentive Compensation Plan

31.1	Certification of James D. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Matthew W. Hardey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Cole pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Matthew W. Hardey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Charter of the Chairman of the Board. (Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated April 20, 2005.)