Form 10-Q
period 2005-06-30
NEWPARK RESOURCES INC
filed 2005-08-04
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005	Commission File No. 1-2960
Newpark Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1123385 (I.R.S. Employer Identification No.)

3850 N. Causeway, Suite 1770 Metairie, Louisiana (Address of principal executive offices)	70002 (Zip Code)
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
Common stock, $0.01 par value: 87,237,856 shares at July 28, 2005.

NEWPARK RESOURCES, INC.
INDEX TO FORM 10-Q
FOR THE THREE AND SIX MONTH PERIODS ENDED
June 30, 2005
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
     Among the risks and uncertainties that could cause future events and results to differ materially from those anticipated by us in the forward-looking statements included in this report are the following:
•	A material decline in the level of oil and gas exploration and production, to which we refer as “E&P,” and any reduction in the industry’s willingness to spend capital on environmental and oilfield services could adversely affect the demand for our services;

•	Material changes in oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital could adversely affect the demand for our services;

•	Changes in domestic and international political, military, regulatory and economic conditions may adversely affect the demand for oil and gas or production volumes;

•	A rescission or relaxation of government regulations affecting E&P waste disposal could reduce the demand for our services and reduce our revenues and income.

•	Changes in existing regulations could require us to change the way we do business, which may have a material adverse affect on our consolidated financial position, results of operations and cash flows;

•	Our patents or other proprietary technology may not prevent our competitors from developing substantially similar technology, which would reduce any competitive advantages we may have from these patents and proprietary technology;

•	We may not be able to keep pace with the continual and rapid technological developments that characterize the market for our products and services, and our failure to do so may result in our loss of market share;

•	We face intense competition in our existing markets and expect to face competition in any markets into which we seek to expand, which may put pressure on our ability to maintain our current market share and may limit our ability to expand our market share or enter into new markets;

•	Our acquisitions or new market expansions may not achieve sales and profitability levels that justify our investment in them, which could result in these businesses placing downward pressure on our margins, our disposing of these businesses at a loss or potential impairment of goodwill related to these businesses;

•	The demand for our services may be adversely affected by shortages of critical supplies or equipment in the oil and gas industry and personnel trained to operate this equipment;

•	We may not be successful in gaining acceptance or market share for new products and services, including Bravo™ mats and our newly licensed proprietary water treatment technology;

•	We may not be able to maintain the necessary permits to operate our non-hazardous waste disposal wells or we may not be able to successfully compete in this market;

•	Adverse weather conditions could disrupt drilling operations and reduce the demand for our services;

•	We may fail to comply with any of the numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our business, or these regulations and policies may change, and we may face fines or other penalties if we fail to comply with existing or new regulations, or be forced to make significant capital expenditures or changes to our operations;

•	Our business exposes us to potential environmental and regulatory liability, and we could be required to pay substantial amounts with respect to these liabilities, including the costs to clean up and close contaminated sites;

•	We may not have adequate insurance for potential liabilities, and any significant liability not covered by insurance or in excess of our coverage limits could have a material adverse affect on our financial condition;

•	Our international operations are subject to uncertainties which could limit our ability to expand or reduce the revenues and profitability of these operations, including difficulties and costs associated with complying with a wide variety of complex foreign laws, treaties and regulations, unexpected changes in regulatory environments, inadequate protection of intellectual property in foreign countries, legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers, among other risks;

•	Any increases in interest rates under our credit facility, either as a result of increases in the prime or LIBOR rates or as a result of changes in our funded debt to cash flow ratio, would increase our cost of borrowing and have an adverse affect on our consolidated financial statements; and

•	We may not be able to retire or refinance our long-term debt at or before its maturity, whether due to conditions in financial markets or our own financial condition at that future time. We also cannot assure you that we will be able to obtain any replacement long-term financing on terms as favorable to us as under our current financing.
     For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in the Prospectus included in our Registration Statement on Form S-3 filed on May 8, 2002 (File No. 333-87840), to the section entitled “Forward-Looking Statements” on page 17 of that Prospectus and to our periodic reports filed with the Securities and Exchange Commission.

Newpark Resources, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
(In thousands, except share data)	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$12,506	$7,022
Trade accounts receivable, less allowance of $735 in 2005 and $3,260 in 2004	118,401	100,587
Notes and other receivables	4,616	7,321
Inventories	80,812	84,044
Deferred tax asset	11,508	12,501
Prepaid expenses and other current assets	14,135	13,275

Total current assets	241,978	224,750

Property, plant and equipment, at cost, net of accumulated depreciation	239,760	210,514
Goodwill	116,289	117,414
Deferred tax asset	—	4,063
Other intangible assets, net of accumulated amortization	19,106	15,355
Other assets	5,641	18,018

	$622,774	$590,114

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Foreign bank lines of credit	$10,102	$8,017
Current maturities of long-term debt	10,404	5,031
Accounts payable	41,672	38,822
Accrued liabilities	32,320	26,875

Total current liabilities	94,498	78,745
Long-term debt, less current portion	193,372	186,286
Other non-current liabilities	2,539	2,118

Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized, 80,000 outstanding	20,000	20,000
Common Stock, $.01 par value, 100,000,000 shares authorized, 84,346,516 and 84,021,351 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	844	840
Paid-in capital	404,130	402,248
Unearned restricted stock compensation	(353)	(472)
Accumulated other comprehensive income	5,876	8,199
Retained deficit	(98,132)	(107,850)

Total stockholders’ equity	332,365	322,965

	$622,774	$590,114

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Income
For the Three and Six Month Periods Ended June 30
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2005	2004	2005	2004

Revenues	$141,496	$104,633	$270,549	$208,942

Cost of revenues	126,677	97,096	241,774	192,709

	14,819	7,537	28,775	16,233

General and administrative expenses	2,625	2,419	4,700	4,871

Operating income	12,194	5,118	24,075	11,362

Foreign currency (gain) loss	283	34	9	142
Interest income	(55)	(1,016)	(124)	(1,137)
Interest expense	4,195	3,552	8,276	7,124

Income before income taxes	7,771	2,548	15,914	5,233
Provision for income taxes	2,717	981	5,746	1,988

Net income	5,054	1,567	10,168	3,245

Less:
Preferred stock dividends	225	225	450	488

Net income applicable to common and common equivalent shares	$4,829	$1,342	$9,718	$2,757

Basic and diluted income per common and common equivalent share	$0.06	$0.02	$0.12	$0.03

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Six Month Periods Ended June 30
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004

Net income	$5,054	$1,567	$10,168	$3,245

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,698)	(1,727)	(2,323)	(2,494)

Comprehensive income (loss)	$3,356	$(160)	$7,845	$751

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30,
(Unaudited)

(In thousands )	2005	2004

Cash flows from operating activities:
Net income	$10,168	$3,245
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12,740	10,158
Provision for deferred income taxes	5,365	1,010
(Gain) loss on sale of assets	227	(223)
Change in assets and liabilities:
Decrease in restricted cash	—	8,029
Decrease (increase) in accounts and notes receivable	(15,057)	575
Decrease (increase) in inventories	3,156	(1,255)
Increase in other assets	(4,715)	(4,552)
Increase (decrease) in accounts payable	2,514	(8,123)
Increase in accrued liabilities and other	4,859	9,216

Net cash provided by operating activities	19,257	18,080

Cash flows from investing activities:
Capital expenditures	(19,997)	(7,265)
Proceeds from sale of property, plant and equipment	502	1,583
Acquisition, net of cash acquired	(840)	—
Payment received on former shipyard operation note receivable	—	6,328

Net cash provided by (used in) investing activities	(20,335)	646

Cash flows from financing activities:
Net borrowings (payments) on lines of credit	4,643	(14,123)
Long-term borrowings	4,855	—
Principal payments on notes payable and long-term debt	(3,968)	(1,136)
Preferred stock dividends paid in cash	(450)	(225)
Proceeds from exercise of stock options and ESPP	1,886	255

Net cash provided by (used in) financing activities	6,966	(15,229)

Effect of exchange rate changes	(404)	(223)

Net increase in cash and cash equivalents	5,484	3,274

Cash and cash equivalents at beginning of period	7,022	4,692

Cash and cash equivalents at end of period	$12,506	$7,966

See Accompanying Notes to Unaudited Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Interim Financial Statements
          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. (“Newpark”) as of June 30, 2005, the results of its operations for the three and six month periods ended June 30, 2005 and 2004, and its cash flows for the six month periods ended June 30, 2005 and 2004. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 2004 audited financial statements and related notes filed in Newpark’s Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year. We have reclassified certain amounts previously reported to conform with the presentation at June 30, 2005.
Note 2 — Earnings Per Share
     The following table presents the reconciliation of the numerator and denominator for calculating income per share in accordance with the disclosure requirements of Financial Accounting Standards (“FAS”) 128:

	Three Months Ended June 30,
(In thousands, except per share amounts)	2005	2004

Income applicable to common and common equivalent shares	$4,829	$1,342

Weighted average number of common shares outstanding	84,210	83,820
Add:
Net effect of dilutive stock options and warrants	378	242

Adjusted weighted average number of common shares outstanding	84,588	84,062

Basic and diluted income applicable to common and common equivalent shares	$.06	$.02

	Six Months Ended June 30,
	2005	2004

Income applicable to common and common equivalent shares	$9,718	$2,757

Weighted average number of common shares outstanding	84,146	83,361
Add:
Net effect of dilutive stock options and warrants	303	196

Adjusted weighted average number of common shares outstanding	84,449	83,557

Basic and diluted income applicable to common and common equivalent shares	$.12	$.03

     Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. For the three months and six months ended June 30, 2005, Newpark had dilutive stock options and warrants of approximately 3.1 million shares and 2.8 million shares, respectively, which were assumed to be exercised using the treasury stock method. For the three months and six months ended June 30, 2004, Newpark had dilutive stock options and warrants of approximately 1.9 million shares and 2.0 million shares, respectively, which were assumed to be exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods.
     Options and warrants to purchase a total of approximately 6.3 million shares and 6.7 million shares, respectively, of common stock were outstanding during the three months and six months ended June 30, 2005, but were not included in the computation of diluted income per share because they were anti-dilutive. Options and warrants to purchase a total of approximately 7.8 million shares and 8.0 million shares of common stock were outstanding during the three months and six months ended June 30, 2004, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.
     The net effects of the assumed conversion of preferred stock have been excluded from the computation of diluted income per share for all periods presented because the effect would be anti-dilutive.
Note 3 — Stock-Based Compensation
     At June 30, 2005, Newpark maintained six stock-based compensation plans, including four stock option plans and two long-term incentive plans. Newpark applies Accounting Principles Board Opinion 25 (“APB 25”) and related Interpretations in accounting for its stock-based compensation plans. In accordance with this guidance, no compensation cost has been recognized for Newpark’s stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Compensation expense is recorded for Newpark’s long-term incentive plans. Had compensation costs for all of Newpark’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, “Accounting for Stock-Based Compensation,” Newpark’s net income and net income per share would have been the pro forma amounts indicated below:

	Three Months Ended June 30,
(In thousands, except per share data)	2005	2004

Income applicable to common and common equivalent shares:
As reported	$4,829	$1,342
Add recorded stock-based compensation expense, net of related taxes	84	51
Deduct stock-based compensation expense determined under fair value based method for all awards, net of related taxes	(221)	(421)

Pro forma income	$4,692	$972

Earnings per share:
Basic:
As reported	$.06	$.02

Proforma	$.06	$.01

Diluted:
As reported	$.06	$.02

Proforma	$.06	$.01

	Six Months Ended June 30,
(In thousands, except per share data)	2005	2004

Income applicable to common and common equivalent shares:
As reported	$9,718	$2,757
Add recorded stock-based compensation expense, net of related taxes	151	103
Deduct stock-based compensation expense determined under fair value based method for all awards, net of related taxes	(410)	(849)

Pro forma income	$9,459	$2,011

Earnings per share:
Basic:
As reported	$.12	$.03

Pro forma	$.11	$.02

Diluted:
As reported	$.12	$.03

Pro forma	$.11	$.02

     During the year ended December 31, 2004, Newpark modified the terms of non-director and non-executive officer stock options to accelerate the vesting of out-of-the-money options. This resulted in a decrease of approximately $187,000 and $484,000, respectively, in the pro forma after-tax expense that otherwise would have been reported for the three and six months ended June 30, 2005 presented above.
Note 4 — Accounts Receivable
     Included in accounts receivable at June 30, 2005 and December 31, 2004 are:

	June 30,	December 31,
(In thousands)	2005	2004

Trade receivables	$100,405	$86,152
Unbilled revenues	18,731	17,695

Gross trade receivables	119,136	103,847
Allowance for doubtful accounts	(735)	(3,260)

Net trade receivables	$118,401	$100,587

     The reduction in the allowance for doubtful accounts during the six months ended June 30, 2005 is principally due to the write-off of accounts deemed to be uncollectible.
Note 5 — Inventory
     Newpark’s inventory consisted of the following items at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
(In thousands)	2005	2004

Finished goods:
Composite mats	$7,474	$12,824
Raw materials and components:
Drilling fluids raw material and components	66,230	63,602
Logs	5,115	5,121
Supplies	337	287
Other	1,656	2,210

Total raw materials and components	73,338	71,220

Total inventory	$80,812	$84,044

Note 6 — Acquisitions
     On April 18, 2005, Newpark acquired OLS Consulting Services, Inc. (“OLS”) in exchange for a cash payment of $1.3 million, including $400,000 which was allocated to the settlement of litigation (see Note 10). The principal assets of OLS included patents licensed to The Loma Company, LLC (“LOMA”) for use in the manufacture of composite mats, its 51% membership interest in LOMA and a note receivable from LOMA. As a result of the acquisition of OLS, Newpark, through two of its subsidiaries, owns all of the outstanding equity interests in LOMA.
     The acquisition of OLS and consolidation of LOMA were accounted for following the principles of FAS 141. The purchase price, including approximately $57,000 of acquisition costs, was allocated to the net assets of OLS and LOMA based on preliminary estimates of fair value at the date of acquisition as shown in the table below (in thousands). Estimates are considered preliminary principally pending final income tax amounts which affect the recording of deferred taxes.

Current assets, net of cash acquired	$467
Property, plant and equipment	15,633
Intangible assets — patents (10-18 year lives)	4,534
Accrued liabilities	(19)
Current and long-term debt	(5,284)
Payable to Newpark	(14,491)

Cash purchase price, net of cash acquired	$840

     In consolidation, the payable to Newpark was eliminated primarily against other assets.
Note 7 — New Accounting Standards
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which is a revision of FAS 123, “Accounting for Stock-Based Compensation.” FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS 95, “Statement of Cash Flows.” Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) permits adoption of its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date of FAS 123(R) (a) based on the requirement of FAS 123(R) for all share-based payments granted after that effective date and (b) based on the requirements of FAS 123 for all awards granted prior to the effective date of FAS 123(R) that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method previously described, but also permits restatement of prior periods based on the amounts previously reported in pro forma disclosures under FAS 123. Newpark currently plans to adopt FAS 123(R) using the modified prospective method and to continue using the Black-Scholes option-pricing model to estimate the fair value of its stock options. On April 14, 2005, the Securities and Exchange Commission announced amended compliance dates for SFAS 123(R) and the new rules now require Newpark to adopt FAS 123(R) starting with its first quarter of its fiscal year beginning January 1, 2006.
     As permitted by FAS 123, Newpark currently accounts for stock-based compensation using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of FAS 123(R) may have a material impact on Newpark’s results of operations. However, the ultimate impact of adoption of FAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. If Newpark had adopted FAS 123(R) in prior periods, the impact for the three and six months ended June 30, 2005 and 2004, would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3.
     In November 2004, the FASB issued FAS 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). It requires that these items be recognized as current-period charges regardless of whether they meet a criterion of “so abnormal.” FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management has not yet determined the impact that adoption of FAS 151 will have on Newpark’s financial results.
Note 8 — Segment Data
     Summarized financial information concerning Newpark’s reportable segments is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Revenues by segment:
Fluids sales and engineering	$96,573	$58,358	$178,262	$124,593
Mat and integrated services	28,986	31,199	60,964	52,093
E&P waste disposal	15,937	15,076	31,323	32,256

Total revenues	$141,496	$104,633	$270,549	$208,942

Segment operating income:
Fluids sales and engineering	$9,654	$2,481	$16,429	$8,800
Mat and integrated services	2,963	3,495	8,797	3,064
E&P waste disposal	2,202	1,561	3,549	4,369

Total segment operating income	14,819	7,537	28,775	16,233
General and administrative expenses	2,625	2,419	4,700	4,871

Total operating income	$12,194	$5,118	$24,075	$11,362

The figures above are shown net of intersegment transfers.
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
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$7,153	$1,202	$4,151	$—	$12,506
Accounts receivable, net	—	92,591	28,538	(2,728)	118,401
Inventories	—	60,792	20,020	—	80,812
Other current assets	15,900	5,649	11,092	(2,382)	30,259

Total current assets	23,053	160,234	63,801	(5,110)	241,978

Investment in subsidiaries	470,519	—	—	(470,519)	—
Property and equipment, net	9,613	223,080	7,067	—	239,760
Goodwill	—	95,114	21,175	—	116,289
Identifiable intangibles, net	—	16,847	2,259	—	19,106
Other assets, net	21,870	1,860	1,182	(19,271)	5,641

Total assets	$525,055	$497,135	$95,484	$(494,900)	$622,774

Current liabilities:
Foreign bank lines of credit	$—	$—	$10,102	$—	$10,102
Current maturities of long-term debt	2,117	8,234	53	—	10,404
Accounts payable	1,460	25,694	17,246	(2,728)	41,672
Accrued liabilities	5,740	15,430	12,877	(1,727)	32,320

Total current liabilities	9,317	49,358	40,278	(4,455)	94,498

Long-term debt	182,636	6,538	17,838	(13,640)	193,372
Other non-current liabilities	737	2,457	2,400	(3,055)	2,539

Stockholders’ Equity:
Preferred stock	20,000	—	—	—	20,000
Common stock	844	807	12,749	(13,556)	844
Paid-in capital	404,130	427,957	21,067	(449,024)	404,130
Unearned restricted stock	(353)	—	—	—	(353)
Cumulative translation adjustment	5,876	—	3,152	(3,152)	5,876
Retained deficit	(98,132)	10,018	(2,000)	(8,018)	(98,132)

Total stockholders’ equity	332,365	438,782	34,968	(473,750)	332,365

Total liabilities and equity	$525,055	$497,135	$95,484	$(494,900)	$622,774

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$1,954	$1,200	$3,868	$—	$7,022
Accounts receivable, net	—	82,651	20,096	(2,160)	100,587
Inventories	—	65,158	18,886	—	84,044
Other current assets	15,814	8,800	8,967	(484)	33,097

Total current assets	17,768	157,809	51,817	(2,644)	224,750

Investment in subsidiaries	461,677	—	—	(461,677)	—
Property and equipment, net	3,814	200,373	6,327	—	210,514
Goodwill	—	95,114	22,300	—	117,414
Identifiable intangibles, net	—	12,715	2,640	—	15,355
Other assets, net	26,011	13,068	776	(17,774)	22,081

Total assets	$509,270	$479,079	$83,860	$(482,095)	$590,114

Current liabilities:
Foreign bank lines of credit	$—	$—	$8,017	$—	$8,017
Current portion of long-term debt	1,250	3,748	33	—	5,031
Accounts payable	956	30,868	9,158	(2,160)	38,822
Accrued liabilities	5,736	11,017	10,606	(484)	26,875

Total current liabilities	7,942	45,633	27,814	(2,644)	78,745

Long-term debt	177,861	4,083	18,372	(14,030)	186,286
Other non-current liabilities	502	(1,104)	2,720	—	2,118

Preferred stock	20,000	—	—	—	20,000
Common stock	840	807	12,750	(13,557)	840
Paid-in capital	402,248	436,133	21,397	(457,530)	402,248
Unearned restricted stock	(472)	—	—	—	(472)
Cumulative translation adjustment	8,199	—	3,740	(3,740)	8,199
Retained deficit	(107,850)	(6,473)	(2,933)	9,406	(107,850)

Total stockholders’ equity	322,965	430,467	34,954	(465,421)	322,965

Total liabilities and equity	$509,270	$479,079	$83,860	$(482,095)	$590,114

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$118,887	$22,609	$—	$141,496

Cost of revenues	—	104,884	21,793	—	126,677

	—	14,003	816	—	14,819

General and administrative expense	2,478	—	147	—	2,625

Operating income (loss)	(2,478)	14,003	669	—	12,194

Other (income) expense	(29)	15	242		228
Interest expense	3,814	151	230		4,195

Income (loss) before income taxes	(6,263)	13,837	197	—	7,771

Income taxes (benefit)	(2,311)	4,994	34	—	2,717
Equity in earnings of subsidiaries	9,006	—	—	(9,006)	—

Net income	$5,054	$8,843	$163	$(9,006)	$5,054

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2004
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$90,102	$14,531	$—	$104,633

Cost of revenues	—	81,576	15,520	—	97,096

	—	8,526	(989)	—	7,537

General and administrative expense	2,258	—	161	—	2,419

Operating income (loss)	(2,258)	8,526	(1,150)	—	5,118

Other (income) expense	(824)	(169)	11		(982)
Interest expense	3,329	99	124		3,552

Income (loss) before income taxes	(4,763)	8,596	(1,285)	—	2,548

Income taxes (benefit)	(1,668)	3,227	(578)	—	981
Equity in earnings of subsidiaries	4,662	—	—	(4,662)	—

Net income	$1,567	$5,369	$(707)	$(4,662)	$1,567

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$222,731	$47,818	$—	$270,549

Cost of revenues	—	196,553	45,221	—	241,774

	—	26,178	2,597	—	28,775

General and administrative expense	4,437	—	263	—	4,700

Operating income (loss)	(4,437)	26,178	2,334	—	24,075

Other (income) expense	40	(78)	(77)	—	(115)
Interest expense	7,486	446	344	—	8,276

Income (loss) before income taxes	(11,963)	25,810	2,067	—	15,914

Income taxes (benefit)	(4,307)	9,268	785	—	5,746
Equity in earnings of subsidiaries	17,824	—	—	(17,824)	—

Net income	$10,168	$16,542	$1,282	$(17,824)	$10,168

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$169,155	$39,787	$—	$208,942

Cost of revenues	—	155,219	37,490	—	192,709

	—	13,936	2,297	—	16,233

General and administrative expense	4,588	—	283	—	4,871

Operating income (loss)	(4,588)	13,936	2,014	—	11,362

Other (income) expense	(856)	(233)	94	—	(995)
Interest expense	6,726	233	165	—	7,124

Income (loss) before income taxes	(10,458)	13,936	1,755	—	5,233

Income taxes (benefit)	(3,661)	4,859	790	—	1,988
Equity in earnings of subsidiaries	10,042	—	—	(10,042)	—

Net income	$3,245	$9,077	$965	$(10,042)	$3,245

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(12,743)	$29,006	$2,994	$—	$19,257

Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(2,816)	(15,479)	(1,200)	—	(19,495)
Acquisition, net of cash acquired	(840)	—	—	—	(840)
Investments	14,521	(10,952)	(3,569)	—	—

	10,865	(26,431)	(4,769)	—	(20,335)

Net cash provided by (used in) financing activities:
Net borrowings (payments on) lines of credit, notes payable and long-term debt	5,641	(2,573)	2,462	—	5,530
Other	1,436	—	—		1,436

	7,077	(2,573)	2,462	—	6,966

Effect of exchange rate changes	—	—	(404)	—	(404)

Net increase (decrease) in cash and cash equivalents	5,199	2	283	—	5,484
Cash and cash equivalents:
Beginning of period	1,954	1,200	3,868	—	7,022

End of period	$7,153	$1,202	$4,151	$—	$12,506

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(6,847)	$26,334	$(1,407)	$—	$18,080

Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(336)	(4,754)	(592)	—	(5,682)
Investments	19,484	(20,947)	1,463	—	—
Payments received on note receivable	6,328	—	—		6,328

	25,476	(25,701)	871	—	646

Net cash provided by (used in) financing activities:
Net borrowings (payments on) lines of credit, notes payable and long-term debt	(15,995)	(1,613)	2,349	—	(15,259)
Other	30	—	—		30

	(15,965)	(1,613)	2,349	—	(15,229)

Effect of exchange rate changes	—	—	(223)	—	(223)

Net increase (decrease) in cash and cash equivalents	2,664	(980)	1,590	—	3,274
Cash and cash equivalents:
Beginning of period	178	(360)	4,874	—	4,692

End of period	$2,842	$(1,340)	$6,464	$—	$7,966

Note 10 — Legal Matters
     Newpark, through a consolidated subsidiary, purchased composite mats from The Loma Company, LLC (“LOMA”), which manufactured the mats under an exclusive license granted by OLS Consulting Services, Inc. (“OLS”). Newpark, through a separate consolidated subsidiary, owned 49% of LOMA and OLS held the remaining 51% interest. OLS had granted Newpark an exclusive license to use and sell these composite mats. On April 18, 2005, Newpark acquired OLS in exchange for a cash payment of $1.3 million, including $400,000 of which was allocated to the settlement of litigation previously filed by OLS and LOMA against Newpark, certain of its officers and subsidiaries. The principal assets of OLS included the patents licensed to LOMA for use in the manufacture of the mats, a note receivable from LOMA and its 51% membership interest in LOMA. As a result of the acquisition of OLS, Newpark, through two of its subsidiaries, owns all of the outstanding equity interests in LOMA and the parties and their affiliates mutually dismissed all previously pending litigation, which has been previously described in our Annual Report on Form 10-K for the year ended December 31, 2004. A motion to dismiss the LOMA bankruptcy proceedings was heard on April 19, 2005 and such proceedings were dismissed.
     In addition, Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters should not have a material effect on Newpark’s consolidated financial position, results of operations or cash flows.
Note 11 — Subsequent Events
     Subsequent to June 30, 2005 the holder of Series B Preferred Stock converted a total of 60,000 shares of the Series B Preferred Stock in accordance with the terms of the agreements pursuant to which the Series B Preferred Stock was issued. The converted shares of Series B Stock had a total stated value of $15.0 million. In connection with this conversion, Newpark issued a total of 2.6 million shares of its common stock, valued at the conversion price of $5.79, and cancelled the 60,000 shares of Series B Preferred Stock.

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

	1Q04	2Q04	3Q04	4Q04	1Q05	2Q05

U.S Rig Count	1,118	1,163	1,228	1,248	1,279	1,336
Canadian Rig Count	528	198	328	417	521	237

Derived from Baker Hughes Incorporated
     Our primary markets include: (1) South Louisiana Land, (2) Texas Railroad Commission Districts 2 and 3, (3) Louisiana and Texas Inland Waters, (4) Offshore Gulf of Mexico, (5) the U.S. central region (including the U.S. Rocky Mountain region, Oklahoma and West Texas), (6) Canada and (7) areas surrounding the Mediterranean Sea.
Key Developments
     Our primary Gulf Coast oilfield market accounted for approximately 48% of second quarter 2005 revenues, compared to 50% of second quarter 2004 revenues. As recently as 1997, the Gulf Coast oilfield market accounted for 97% of total revenues. The overall decline in the percentage of Gulf Coast revenues over the last several years is the result of management’s strategy to diversify its revenue base and relatively flat Gulf Coast market activity. While we have recently experienced an increase in Gulf Coast oilfield market activity, we believe that the majority of our growth will come from other markets and new product offerings in the markets we serve.
     Over the last several years we have developed many new products and product enhancements in each of our business segments. We have invested a significant amount of financial and human resources in developing these new products. A large portion of these investments in product developments and enhancements has been made during an extended period of market stagnation in the Gulf Coast market. We believe that these investments will be a key driver of future revenue growth.
Fluids Sales and Engineering. We continue to develop a position in the drilling fluids market by expanding our customer base, drawing upon increasing acceptance of our proprietary DeepDrill™ and FlexDrill™ technologies. We have introduced the New-100 oil-based drilling fluid system in the western Canadian market and are beginning to introduce it in the U.S. central region. This fluid system incorporates a principal component from the DeepDrill™ family to replace salt, which solves some of the environmental problems associated with oil-based fluids and improves drilling performance. This fluid has demonstrated up to 30% increased penetration rates on deep wells and is rapidly gaining market acceptance. Based on customer acceptance of our technology and service capability, we anticipate introducing these products and services in several additional foreign markets.
     We believe that certain of these new products improve the economics of the drilling process and will make it easier for our customers to comply with increasingly strict environmental regulations affecting their drilling operations.
     During 2004 our product costs increased across most of the U.S. markets that we serve. Specifically, in the second half of 2004, the ocean freight cost to ship barite from our foreign suppliers increased significantly. These cost increases were only partially offset by price increases to our customers in the first six months of 2005, due to market conditions and existing contractual arrangements. We are continuing to increase prices to our customers as contracts are renewed. The impact of these cost increases should be fully offset by the end of 2005 through price increases to our customers and more favorable transportation arrangements.
     Mat and Integrated Services. During the first six months of 2005 pricing for mat installation and re-rentals in the U.S. oilfield market continued to improve. We believe that prices will further improve throughout the remainder of 2005 as a result of expected increases in Gulf Coast drilling activity.
     Beginning in late 2004, we implemented cost reduction measures in this segment, principally related to resizing our rental fleet, reducing infrastructure, outsourcing transportation and other services and reducing payroll. In connection with resizing our rental fleet, we anticipate reductions in our depreciation costs, primarily in the second half of 2005, due to the completion of depreciation on portions of our wooden mat fleet that we do not intend to fully replace.
     We continue to rent wooden mats in the Gulf Coast oilfield market and to sell them in the western Canadian oilfield market. Wooden mats are becoming more difficult to obtain due to reduced supplies of suitable hardwoods. Our Batson Mill operation provides us access to hardwoods to meet our business requirements.
     We also continue to develop the worldwide market for our Dura-Base(R) composite mat system. Our marketing efforts for this product remain focused in eight principal markets, including Canada, Alaska and the Arctic, Russia, the Middle East, South America, Mexico, Indonesia and the U.S. utilities markets. We have completed sales in all of these markets.
     Over the past several years of marketing this product and evaluating customer acceptance, we have gained valuable information and have modified our marketing and product development strategies accordingly. These strategies include the development of several markets outside our traditional oilfield market. These new markets include infrastructure construction applications, particularly for maintenance and upgrades of electric utility transmission lines in response to increasing demand for electricity in many parts of the country, and for other infrastructure construction applications and temporary roads for movement of oversized or unusually heavy loads.
     We recently completed the acquisition of the third-party ownership in our Dura-Base® mat manufacturing facility and are now in a position to implement several improvements to that product family based on our experience with rental and sales of this product.
     We believe our new lightweight Bravo Mat™ system will substantially broaden the opportunities for mat sales. This new mat system has been designed specifically for personnel applications, including temporary event surfaces, walkways and tent flooring, and is likely to have many other applications.
     E&P Waste Disposal. In the first quarter of 2005, changes we made in our recycling processes in the Gulf Coast temporarily reduced our capacity in this market, resulting in a decline in waste volume received in the quarter. With the process changes in place, we are now back to full capacity and expect to see an increase in waste volumes received in this market, consistent with the recent improvement in drilling activity, principally in the inland barge market.
     We have recently announced the formation of Newpark Environmental Water Solutions, LLC (“NEWS”), through which we intend to commercialize the ARMEL Activator technology, a proprietary and patented water treatment technology. The new technology employs principles of sonochemistry to remove dissolved solids from the wastewater. Where necessary, the technology can be introduced into conventional treatment processes, rendering those processes much more effective and economical. During the first quarter of 2005, NEWS took delivery of its first water treatment system, which has been installed at our Boulder, Wyoming, facility, originally opened in 2003. While still in the start-up and testing phase of our operating plan, we are producing treated water that meets the discharge requirements of our permit. This facility will service customers in the Jonah and Pinedale fields. We expect first revenues for NEWS in the third quarter of 2005.
     NEWS was also awarded its first contract for processing produced water from coal bed methane production near Gillette, Wyoming. We are constructing a facility at that location, with completion expected in late September 2005.
Other Market Trends
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
Results of Operations
     Summarized financial information concerning our reportable segments is shown in the following table (dollars in millions):

	Three Months Ended June 30,		Increase/(Decrease)
	2005	2004	$	%

Revenues by segment:
Fluids sales and engineering	$96.6	$58.4	$38.2	65%
Mat and integrated services	29.0	31.2	(2.2)	(7)
E&P waste disposal	15.9	15.1	0.8	5

Total revenues	$141.5	$104.7	$36.8	35%

Segment Operating Income:
Fluids sales and engineering	$9.6	$2.5	$7.1	284%
Mat and integrated services	3.0	3.5	(0.5)	(14)
E&P waste disposal	2.2	1.6	0.6	38

Total segment operating income	14.8	7.6	7.2	95
General and administrative expenses	2.6	2.4	0.2	8

Total operating income	$12.2	$5.2	$7.0	135%

	Six Months Ended June 30,		Increase/(Decrease)
	2005	2004	$	%

Revenues by segment:
Fluids sales and engineering	$178.2	$124.6	$53.6	43%
Mat and integrated services	61.0	52.1	8.9	17
E&P waste disposal	31.3	32.3	(1.0)	(3)

Total revenues	$270.5	$209.0	$61.5	29%

Segment operating income:
Fluids sales and engineering	$16.4	$8.8	$7.6	86%
Mat and integrated services	8.8	3.1	5.7	184
E&P waste disposal	3.6	4.4	(0.8)	(18)

Total segment operating income	28.8	16.3	12.5	77
General and administrative expenses	4.7	4.9	(0.2)	(4)

Total operating income	$24.1	$11.4	$12.7	111%

The amounts above are shown net of intersegment transfers.
Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004
Fluids Sales and Engineering:
Revenues
     Total revenue by region for this segment was as follows for the three months ended June 30, 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

Gulf Coast	$40.9	$24.4	$16.5	68%
U.S. Central	34.2	23.1	11.1	48
Other	6.2	2.5	3.7	148

Total U.S.	81.3	50.0	31.3	63
Canada	5.9	0.9	5.0	NM
Mediterranean	9.4	7.5	1.9	25

Total	$96.6	$58.4	$38.2	65%

NM — not meaningful
     The average number of rigs we serviced in the U.S. market increased by 32%, from 150 in the second quarter of 2004 to 198 in the second quarter of 2005. Average annual revenue per rig in the U.S. market increased by 23%, from approximately $1.3 million in the second quarter of 2004 to approximately $1.6 million in the second quarter of 2005 due to an increase in the number of Gulf Coast inland water rigs serviced, which typically yield higher annual revenues per rig.

     Revenues in our primary Gulf Coast market for the second quarter of 2005 were 68% higher than in the prior year. In the Gulf Coast market we serviced an average of 77 rigs in the second quarter of 2005, compared to 53 in the second quarter of 2004, an increase of 45%. The average number of rigs operating in this region increased 17%, from 426 rigs in the second quarter of 2004 to 500 in the second quarter of 2005. The difference between the increase in the number of rigs we serviced in this region and the number of rigs active in the region reflects our market penetration. We have significantly improved our key drilling fluid customer relationships in this market and believe that those customers will be increasingly active in the Gulf Coast market during the remainder of the year, though the total number of active rigs is not expected to increase significantly.
     Revenues in the U.S. Central region for the second quarter of 2005 were 48% higher than in the prior year. In the U.S. Central region we serviced an average of 121 rigs in the second quarter of 2005, compared to 98 in the second quarter of 2004, an increase of 23%. The average number of rigs operating in this region increased 9%, from 464 rigs in the second quarter of 2004 to 507 in the second quarter of 2005. The difference between the increase in the number of rigs we serviced in this region and the number of rigs active in the region reflects our market penetration.
     Revenues in the Canadian market increased nearly six-fold during the second quarter of 2005, compared to the second quarter of 2004. In 2004, the areas within Canada that we principally serviced experienced extreme weather-related declines compared to 2005 and compared to other areas in the 2004 Canadian market. In addition, the introduction of our New-100 oil-based drilling fluid system in the western Canadian market has increased revenues and market share in the northern portion of this market, which is characterized by deeper drilling and higher revenue per rig.
     Revenues in the Mediterranean market increased 25% during the quarter ended June 30, 2005, compared to the second quarter of 2004. This increase was principally related to increased market penetration in the North African locations that we service.
Operating Income
     Operating income for this segment increased $7.1 million in the second quarter of 2005 on a $38.2 million increase in revenues, compared to the second quarter of 2004. The operating margin for this segment in the second quarter of 2005 was 9.9%, compared to 4.3% in the second quarter of 2004. The increase in operating margin was principally attributable to operating leverage in this segment. In addition, the prior year operating margin was diminished by the significant decline in Canadian revenues as a result of severe weather conditions in that market.
     The increase in operating margin for this segment was partially offset by increased barite costs that have not been fully recovered through price increases to our customers. More favorable transportation arrangements have helped to stabilize barite costs. Increases in pricing are anticipated to recapture these costs in the second half of 2005. We anticipate an increase in the number of deepwater rigs serviced in the Gulf of Mexico market during the remainder of 2005 which should continue to improve margins in our Gulf Coast operations. In addition, we anticipate margin improvements for our New-100 fluid system sold in Canada as this product gains market acceptance.

Mat and Integrated Services:
Revenues
     Total revenue for this segment consists of the following for the three months ended June 30, 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

Installation	$3.6	$5.0	$(1.4)	(28)%
Re-rental	2.6	1.2	1.4	117

Total U.S. oilfield mat rental	6.2	6.2	—	—
Non-oilfield mat rental	0.7	0.8	(0.1)	(13)
Integrated services and other	11.4	12.0	(0.6)	(5)
Canadian mat sales	5.2	2.8	2.4	86
Composite mat sales	5.5	9.4	(3.9)	(41)

Total	$29.0	$31.2	$(2.2)	(7)%

     U.S. oilfield mat rental volume for the second quarter of 2005 totaled 3.3 million square feet at an average price of $1.11 per square foot. This compares to 4.8 million square feet at an average price of $1.04 per square foot in the second quarter of 2004. Our oilfield mat rental pricing has continued to improve as a result of increased utilization of our mat inventory related to reductions in available mat inventory and improvements in market activity. Re-rental revenues increased by $1.4 million in the second quarter of 2005, compared to 2004, and fully offset the decline in installation revenues.
     Revenues from non-oilfield mat rentals, a premium margin market composed principally of utility and infrastructure construction markets, declined slightly in the second quarter of 2005 compared to the year ago period. We continue to believe that this market has growth opportunities due to increasing demand for electricity and the aging of our nation’s electrical power delivery infrastructure.
     During 2003 we changed our Canadian mat operations to principally a sales organization for wooden and composite mats. All of the Canadian revenues for the second quarters of 2005 and 2004 were related to sales of wooden mats. The increase in wooden mat sales is principally due to continued acceptance of matting systems in this market as a means to improve the operating efficiency for our customers.
     During the second quarter of 2005, we sold approximately 4,100 composite mats, resulting in $5.5 million in revenues, compared to $9.4 million of revenue on approximately 5,500 mats sold in the second quarter of 2004.
Operating Income
     Mat and integrated services operating income declined $500,000 in the second quarter of 2005 on a $2.2 million decrease in revenues, compared to the second quarter of 2004. The decline in operating income resulting from the revenue decline was partially offset by cost reduction measures which began in 2004. We expect the remaining cost reductions will be realized in the second half of 2005 as depreciation expense is completed on portions of our wooden mat fleet that we do not intend to replace.

E&P Waste Disposal:
Revenues
     Total revenue for this segment consists of the following for the three months ended June 30, 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

E&P Waste Gulf Coast	$11.0	$10.0	$1.0	10%
E&P Waste Non-Gulf Coast	3.1	4.0	(0.9)	(23)
NORM	1.1	0.6	0.5	83
Industrial	0.7	0.5	0.2	40

Total	$15.9	$15.1	$0.8	5%

     E&P waste Gulf Coast revenues increased $1.0 million, or 10%, on a 4% decline in waste volumes received. The average revenue per barrel in the Gulf Coast market increased 15% to $13.34, compared to an average of $11.64 in 2004. During the second quarter of 2005, we received 812,000 barrels of E&P waste in the Gulf Coast market, compared to 849,000 barrels in the comparable period in 2004. The decline in volumes received, in spite of the increase in Gulf Coast rig activity, is related to a temporary capacity reduction which began in the first quarter of 2005 related to changes in our recycling processes. During this time, we lost some market share. With the process changes in place, we are now back to full capacity and expect to see an increase in waste volumes received in this market, as a result of improved market share and the recent improvement in activity, particularly in the inland barge market.
     The increase in Gulf Coast revenues was almost completely offset by a decrease in revenues within the Wyoming and western Canadian market as resources and management focus were reallocated to development of the new water treatment business.
Operating Income
     Waste disposal operating income improved $600,000 in the second quarter of 2005 on an $800,000 increase in revenues, compared to the second quarter of 2004. The increase in operating income reflects the high operating leverage in this segment, particularly for NORM operations.
General and Administrative Expense
     General and administrative expense increased $200,000 to approximately $2.6 million in the second quarter of 2005, compared to the same period in 2004. General and administrative expenses as a percentage of revenues were 1.9% in the second quarter of 2005, compared to 2.3% in the second quarter of 2004.
Foreign Currency Exchange Gains
     Net foreign currency losses totaled $283,000 in the second quarter of 2005 compared to $34,000 in the second quarter of 2004. These losses were primarily associated with strengthening of the U.S. dollar against the Canadian dollar and the associated impact on short-term intercompany payable balances of our Canadian operations.
Interest Income
     Interest income totaled $55,000 in the second quarter of 2005, compared to $1.0 million in the second quarter of 2004. During the second quarter of 2004 we collected the entire balance owed on a fully-secured note receivable resulting from the 1996 sale of a former shipyard operation. The payment included $823,000 of previously unaccrued interest related to the note receivable, which is included in interest income for the quarter ended June 30, 2004. We had ceased accrual on the note receivable in January 2003 due to the financial condition of the operator.
Interest Expense
     Interest expense increased approximately $643,000 for the second quarter of 2005 compared to the second quarter of 2004. This increase was principally due to an increase in average outstanding debt and a 53 basis point increase in average interest rates, principally associated with increases in variable rates over the period. The increase in debt outstanding includes a $5.3 million increase related to the consolidation of our mat manufacturing operations as a result of our purchase of the remaining 51% interest in these operations in the second quarter of 2005 and a $4.2 million increase related to the assumption of a lease in January 2005 from a joint venture which supplied a portion of our wooden mats. The remainder of the increase is related to funding of working capital in our Mediterranean operations and funding of a portion of 2005 capital expenditures.
Provision for Income Taxes
     For the quarter ended June 30, 2005, we recorded an income tax provision of $2.7 million, reflecting an income tax rate of 35.0%. For the quarter ended June 30, 2004, we recorded an income tax provision of $1.0 million, reflecting an income tax rate of 38.5%. The lower effective rate in the second quarter of 2005 reflects the impact of adjustments to previous tax accruals for prior year returns based on final tax return results.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Fluids Sales and Engineering:
Revenues
     Total revenue by region for this segment was as follows for the three months ended June 30, 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

Gulf Coast	$76.0	$47.0	$29.0	62%
U.S. Central	61.8	45.7	16.1	35
Other	9.6	3.8	5.8	153

Total U.S.	147.4	96.5	50.9	51
Canada	13.0	9.7	3.3	34
Mediterranean	17.8	18.4	(0.6)	(3)

Total	$178.2	$124.6	$53.6	43%

     The average number of rigs we serviced in the U.S. market increased by 36%, from 141 in the first six months of 2004 to 192 in the first six months of 2005. Our average annual revenue per rig in the U.S. market increased by 12%, from approximately $1.4 million in the first six months of 2004 to approximately $1.5 million in the first six months of 2005.
     Revenues in our primary Gulf Coast market for the first six months of 2005 were 62% higher than in the prior year. In the Gulf Coast market we serviced an average of 77 rigs in the first six months of 2005, compared to 50 in the first six months of 2004, an increase of 54%. The average number of rigs operating in this region increased 17%, from 417 rigs for the first six months of 2004 to 489 for the first six months of 2005. The difference between the increase in the number of rigs we serviced in this region and the number of rigs active in the region reflects our increased market penetration. We have significantly improved our key drilling fluid customer relationships in this market and believe that those customers will be increasingly active in the Gulf Coast market during the remainder of the year, though the total number of active rigs is not expected to increase.
     Revenues in the U.S. Central region for the first six months of 2005 were 35% higher than in the prior year. In the U.S. Central region we serviced an average of 116 rigs in the first six months of 2005, compared to 91 in the first six months of 2004, an increase of 27%. The average number of rigs operating in this region increased 11%, from 453 rigs in the first six months of 2004 to 501 in the first six months of 2005. The difference between the increase in the number of rigs we serviced in this region and the number of rigs active in the region reflects our market penetration.
     Revenues in the Canadian market increased 34% during the six months ended June 30, 2005, compared to the six months ended June 30, 2004, primarily due to the introduction of our New-100 oil-based drilling fluid system in the western Canadian market.

     Revenues in the Mediterranean market remained relatively unchanged during the six months ended June 30, 2005, compared to the six months ended June 30, 2004. During 2004, we focused the management of these operations on improving margins rather than increasing revenues.
Operating Income
     Operating income for this segment increased $7.6 million in the first six months of 2005 on a $53.6 million increase in revenues, compared to the first six months of 2004. The operating margin for this segment in the first six months of 2005 was 9.2%, compared to 7.1% in the first six months of 2004. The increase in operating margin was principally attributable to operating leverage in this segment.
     The increase in operating margin for this segment was partially offset by increased barite costs that have not been fully recovered through price increases to our customers. More favorable transportation arrangements have helped to stabilize barite costs, and increases in pricing are anticipated to recapture these costs in the second half of 2005. We anticipate an increase in the number of deepwater rigs serviced in the Gulf of Mexico market during the remainder of 2005 which should continue to improve margins in our Gulf Coast operations. In addition, we anticipate margin improvements for our New-100 fluid system sold in Canada as this product gains market acceptance.
Mat and Integrated Services:
Revenues
     Total revenue for this segment consists of the following for the six months ended June 30, 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

Installation	$8.5	$8.7	$(0.2)	(2)%
Re-rental	5.2	2.9	2.3	79

Total U.S. oilfield mat rental	13.7	11.6	2.1	18
Non-oilfield mat rental	4.1	1.3	2.8	215
Integrated services and other	22.2	22.7	(0.5)	(2)
Canadian mat sales	9.1	4.2	4.9	117
Composite mat sales	11.9	12.3	(0.4)	(3)

Total	$61.0	$52.1	$8.9	17%

     U.S. oilfield mat rental volume for the first six months of 2005 totaled 7.6 million square feet at an average price of $1.12 per square foot. This compares to 9.2 million square feet at an average price of $0.95 per square foot in the first six months of 2004. Our oilfield mat rental pricing has continued to improve as a result of increased utilization of our mat inventory related to reductions in available mat inventory and improvements in market activity. Re-rental revenues increased by $2.3 million in the first six months of 2005, compared to 2004, reflecting an increase in the number of larger installations in 2005.

     Revenues from non-oilfield mat rentals, a premium margin market composed principally of seasonal utility and infrastructure construction markets, more than tripled to $4.1 million in the first six months of 2005, compared to $1.3 million in the year ago period. Most of this increase occurred in the first quarter of 2005. We continue to believe that this market has growth opportunities due to increasing demand for electricity and the aging of our nation’s electrical power delivery infrastructure.
     Canadian revenues for the first six months of 2005 and 2004 were related to sales of wooden mats. The increase in wooden mat sales is principally due to the unusually early break-up in Western Canada and continued acceptance of matting systems in this market as a means to improve the operating efficiency for our customers.
     During the first six months of 2005, we sold approximately 8,000 composite mats, resulting in $11.9 million in revenues, compared to $12.3 million of revenue on approximately 7,700 mats sold in the first six months of 2004.
Operating Income
     Mat and integrated services operating income improved $5.7 million in the first six months of 2005 on an $8.9 million increase in revenues, compared to the first six months of 2004. The significant increase in operating income reflects the impact of increased non-oilfield rentals, the benefit of cost reductions which began in 2004 and the impact of continued improvement in pricing for our oilfield mat rental market.
E&P Waste Disposal:
Revenues
     Total revenue for this segment consists of the following for the six months ended June 30, 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

E&P Waste Gulf Coast	$21.3	$19.9	$1.4	7%
E&P Waste Non-Gulf Coast	6.5	9.5	(3.0)	(32)
NORM	2.1	1.2	0.9	75
Industrial	1.4	1.7	(0.3)	(18)

Total	$31.3	$32.3	$(1.0)	(3)%

     E&P waste Gulf Coast revenues increased $1.4 million, or 7%, on a 4% decline in waste volumes received. The average revenue per barrel in the Gulf Coast market increased 11% to $13.12, compared to an average of $11.87 in 2004. During the first six months of 2005, we received 1,584,000 barrels of E&P waste in the Gulf Coast market, compared to 1,653,000 barrels in the comparable period in 2004. The decline in volumes received, in spite of the increase in Gulf Coast rig activity, is related to a temporary capacity reduction which began in the first quarter of 2005 related to changes in our recycling processes. During this time, we lost some market share. With the process changes in place, we are now back to full capacity and expect to see an increase in waste volumes received in this market, as a result of improved market share and the recent improvement in activity, particularly in the inland barge market.

     The increase in Gulf Coast revenues was more than offset by lower revenues from the Wyoming and western Canadian market as resources and management focus were reallocated to development of the new water treatment business.
Operating Income
     Waste disposal operating income declined $800,000 in the first six months of 2005 on a $1.0 million decrease in revenues, compared to the first six months of 2004. The decline in operating income reflects the high operating leverage in this segment.
General and Administrative Expense
     General and administrative expense decreased $171,000 to approximately $4.7 million in the first six months of 2005, compared to the same period in 2004. The decrease is principally associated with a reduction in legal costs due to the settlement of certain litigation in the second half of 2004. General and administrative expenses as a percentage of revenues were 1.7% in the first six months of 2005, compared to 2.3% in the comparable period of 2004.
Foreign Currency Exchange Gains
     Net foreign currency losses totaled $9,000 in the first six months of 2005 compared to net foreign currency losses of $142,000 in the first six months of 2004. These losses were primarily associated with strengthening of the U.S. dollar against the Canadian dollar and the associated impact on short-term intercompany payable balances of our Canadian operations.
Interest Income
     Interest income totaled $124,000 in the first six months of 2005, compared to $1.1 million in the first six months of 2004. During the second quarter of 2004 we collected the entire balance owed on a note receivable resulting from the 1996 sale of a former shipyard operation. The payment included $823,000 of previously unaccrued interest related to the note receivable, which is included in interest income for the six months ended June 30, 2004. We had ceased accrual on the note receivable in January 2003 due to the financial condition of the operator.
Interest Expense
     Interest expense increased approximately $1.2 million for the first six months of 2005 compared to the first six months of 2004. This increase was principally due to an increase in average outstanding debt and a 42 basis point increase in average interest rates due to the continued increase in variable rates during 2004 and early 2005. The increase in debt outstanding includes a $5.3 million increase related to the consolidation of our mat manufacturing operations as a result of our purchase of the remaining 51% interest in these operations in the second quarter of 2005 and a $4.2 million increase related to the assumption of a lease in January 2005 from a joint venture which supplied a portion of our wooden mats. The remainder of the increase is related to funding of working capital in our Mediterranean operations and funding of a portion of 2005 capital expenditures.
Provision for Income Taxes
     For the six months ended June 30, 2005, we recorded an income tax provision of $5.7 million, reflecting an income tax rate of 36.1%. For the six months ended June 30, 2004, we recorded an income tax provision of $2.0 million, reflecting an income tax rate of 38.0%. The lower effective rate in 2005 reflects the impact of adjustments to previous tax accruals for prior year returns based on final tax return results.
Liquidity and Capital Resources
     Our working capital position was as follows at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004

Working Capital (000’s)	$147,480	$146,005
Current Ratio	2.56	2.85
     During the first six months of 2005, our working capital position improved by $1.5 million. Net trade accounts receivable increased $17.8 million during the first six months of 2005 on a $27.8 million increase in revenues from the fourth quarter of 2004. For the quarter ended June 30, 2005, days sales in receivables declined by 5 days to 76 days, from 81 days in the fourth quarter of 2004. Partially offsetting the increase in accounts receivable was the $3.2 million reduction in inventories, primarily related to composite mat sales.
     We anticipate that our working capital requirements for 2005 will increase with the growth in revenue that we are experiencing. Some of the increase in working capital requirements should be offset by our continued focus on improving our collection cycle. However, we have the ability to supplement our operating cash flows with borrowings under our credit facility to fund the expected increase in working capital. We believe we have adequate capacity under our credit facility to meet these anticipated working capital needs.
     Cash generated from operations during the first six months of 2005 totaled $19.3 million. This cash, along with increased borrowings on lines of credit of $4.6 million, was used principally to fund net capital expenditures of $20.0 million. Capital expenditures within our established business segments totaled $14.8 million, compared to $12.7 million in depreciation. We also invested $5.2 million in the first six months of 2005 for acquisition of the first two water treatment systems and construction of related facilities. We anticipate that, except for acquisition costs of the water treatment systems and related facilities, 2005 capital expenditures will approximate 2005 depreciation and that we will fund capital expenditures with cash generated from operations.

     Our long term capitalization was as follows:

	June 30,	December 31,
(In thousands)	2005	2004

Long-term debt:
Senior subordinated notes	$125,000	$125,000
Credit facility	41,339	39,633
Barite facilities financing	12,500	13,229
Loma financing	3,520	—
Other, primarily mat financing	11,013	8,424

Total long-term debt	193,372	186,286
Stockholders’ equity	332,365	322,965

Total capitalization	$525,737	$509,251

Long-term debt to long-term capitalization	36.8%	36.6%

     The Senior Subordinated Notes accrue interest at the rate of 8 5/8%, require semi-annual interest payments and mature on December 15, 2007.
     On February 25, 2004, we converted our bank credit facility into an asset-based lending facility (the “Credit Facility”) that is secured by substantially all of our domestic assets and the assets of our domestic subsidiaries. The Credit Facility matures on February 25, 2007. Under the Credit Facility, we can borrow up to $15 million in term debt and $70 million in revolving debt, for a total of $85 million. At June 30, 2005, $10.3 million was outstanding under the term portion of the Credit Facility. Eligibility under the revolving portion of the Credit Facility is based on a percentage of our eligible consolidated accounts receivable and inventory, as defined in the Credit Facility. At June 30, 2005, the maximum amount we could borrow under the revolving portion of the Credit Facility was $61.8 million. At June 30, 2005, $8.1 million in letters of credit were issued and outstanding and $31.0 million was outstanding under the revolving portion of the Credit Facility, leaving $22.7 million of availability at that date. The Credit Facility bears interest at either a specified prime rate (6.25% at June 30, 2005), or the LIBOR rate (3.49% at June 30, 2005), in each case plus a spread determined quarterly based upon a fixed charge coverage ratio. The weighted average interest rates on the outstanding balances under the credit facilities for the three months ended June 30, 2005 and 2004 were 6.54% and 4.29%, respectively. The weighted average interest rates on the outstanding balances under the credit facilities for the six months ended June 30, 2005 and 2004 were 6.37% and 4.67%, respectively.
     The Barite Facilities Financing is a $15 million term loan facility that bears interest at one-month LIBOR plus 3.75% (6.86% at June 30, 2005) payable monthly, and matures August 1, 2009. Principal payments are required monthly based on an amortization period of 12 years, with a balloon payment at the maturity date. The Barite Facilities Financing is collateralized by our four barite facilities. At June 30, 2005, $13.8 million was outstanding under this agreement.

     The Credit Facility and the Barite Facilities Financing contain a fixed charge coverage ratio covenant and a tangible net worth covenant. As of June 30, 2005, we were in compliance with the covenants contained in these facilities, as amended. The Notes do not contain any financial covenants; however, if we do not meet the financial covenants of the Credit Facility and are unable to obtain an amendment from the banks, we would be in default of the Credit Facility which would cause the Notes to be in default and immediately due. The Notes, the Credit Facility and the certificate of designation relating to our preferred stock also contain covenants that significantly limit the payment of dividends on our common stock.
     In June 2005 we entered into a secured financing facility which provides $8 million in financing for wooden mat additions. At June 30, 2005, we had borrowed $4.7 million under the facility. Principal payments totaling approximately $97,000 are required monthly for 48 months. Interest based on one-month LIBOR plus 3.45% is also payable monthly.
     Ava, S.p.A (“Ava”), our European drilling fluids subsidiary maintains its own credit arrangements, consisting primarily of lines of credit with several banks, with the lines renewed on an annual basis. Advances under these credit arrangements are typically based on a percentage of Ava’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was approximately 5.9% at June 30, 2005. As of June 30, 2005, Ava had a total of $10.4 million outstanding under these facilities. We do not provide a corporate guaranty of Ava’s debt.
     At December 31, 2004, we had issued a guarantee for certain lease obligations of a joint venture which supplied a portion of our wooden mats on a day rate leasing basis (“MOCTX”). The amount of this guarantee as of December 31, 2004 was $4.2 million. In January 2005, MOCTX was dissolved and we took possession of the underlying assets and assumed the obligations under the leases. We recorded these leases as capital leases in accordance with FAS 13. At June 30, 2005, $3.0 million was outstanding under these capital leases.
     On April 18, 2005, we acquired OLS Consulting Services, Inc. (“OLS”) in exchange for a cash payment of $1.3 million. We also incurred direct acquisition costs of approximately $57,000. The principal assets of OLS included patents licensed to The Loma Company, LLC (“LOMA”), the manufacturer or our composite mats, for use in the manufacture of composite mats, a note receivable from LOMA and OLS’ 51% membership interest in LOMA. As a result of the acquisition of OLS, through two of our subsidiaries, we also own 100% of LOMA and have consolidated the balance sheet and results of operations of LOMA with our financial statements. The effect on our consolidated balance sheet was as follows (in thousands):

Current assets, net of cash acquired	$467
Property, plant and equipment	15,633
Intangible assets — patents (10–18 year lives)	4,534
Accrued liabilities	(19)
Current and long-term debt	(5,284)
Payable to Newpark	(14,491)

Cash purchase price, net of settlement expense of $400,000 and net of cash acquired	$840

     In consolidation, the payable to Newpark was eliminated primarily against other assets.
     At June 30, 2005, we had issued a $5.4 million guarantee of certain debt obligations of LOMA supported by a letter of credit issued under the Credit Facility. These underlying debt obligations of LOMA require monthly escrow payments of principal of $147,000, interest and letter of credit fees payable monthly based on a variable rate, which approximated 6.1% at June 30, 2005, and mature in December 2008. Beginning in September 2004 and during the course of the LOMA bankruptcy proceedings, we made debt service payments on behalf of LOMA in connection with our guarantee that totaled approximately $2.0 million through the date of the acquisition and are included in the intercompany liability balance noted above. Since our guarantee is secured by a letter of credit and declines with each payment, availability under our Credit Facility has not been impacted by debt service payments made to date and will not be impacted by future payments. We are presently working with the Credit Facility lenders to refinance LOMA’s debt obligations and expect this refinancing to be completed by the end of the third quarter of 2005.
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
New Accounting Standards.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which is a revision of FAS 123, “Accounting for Stock-Based Compensation.” FAS 123(R) supersedes Accounting

Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS 95, “Statement of Cash Flows.” Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) permits adoption of its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date of FAS 123(R) (a) based on the requirement of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted prior to the effective date of FAS 123(R) that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method previously described, but also permits restatement of prior periods based on the amounts previously reported in pro forma disclosures under FAS 123. We currently plan to adopt FAS 123(R) using the modified prospective method and to continue using the Black-Scholes option-pricing model to estimate the fair value of our stock options. On April 14, 2005, the Securities and Exchange Commission announced amended compliance dates for FAS 123(R) and the new rules now require that we adopt FAS 123(R) starting with our first quarter of our fiscal year beginning January 1, 2006.
     As permitted by FAS 123, we currently account for stock-based compensation using Accounting Principles Board (“APB”) 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of FAS 123(R) may have a material impact on our results of operations. However, we cannot predict the ultimate impact of adoption of FAS 123(R) at this time because the impact will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123(R) in prior periods, the impact for the three and six months ended June 30, 2005 and June 30, 2004, would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements.
     In November 2004, the FASB issued FAS 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). FAS 151 requires that these items be recognized as current-period charges regardless of whether they meet a criterion of “so abnormal.” FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not yet determined the impact that adoption of FAS 151 will have on Newpark’s financial results.
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

Interest Rate Risk
     Our policy has historically been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At June 30, 2005, we had total debt outstanding of $213.9 million, of which $125 million, or 58%, relates to our Senior Subordinated Notes (the “Notes”), which bear interest at a fixed rate of 8.625%. The remaining $88.9 million of debt outstanding at June 30, 2005 bears interest at a floating rate. At June 30, 2005, the weighted average interest rate under our floating-rate debt was approximately 6.3%. Assuming a 200 basis point increase in market interest rates during 2005, our annual interest expense would increase approximately $1.1 million, net of taxes, resulting in a $0.01 per diluted share reduction in annual earnings.
     The Notes mature on December 15, 2007. There are no scheduled principal payments under the Notes prior to the maturity date. However, all or some of the Notes may be redeemed at a premium after December 15, 2002. We have no current plans to repay the Notes ahead of their scheduled maturity.
Foreign Currency
     Our principal foreign operations are conducted in Canada and in areas surrounding the Mediterranean Sea. We have foreign currency exchange risks associated with these operations, which are principally conducted in the functional currency of the jurisdictions in which we operate. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments. However, during the quarter ended March 31, 2005, our Canadian subsidiary committed to purchase approximately $2.0 million of barite from one of our U.S. subsidiaries and we entered into a foreign currency forward contract arrangement to reduce the exposure to foreign currency fluctuations related to this commitment. The forward contract requires that the Canadian subsidiary purchase approximately $2.0 million U.S. dollars at a contracted exchange rate of 1.2496 over a two year period. At June 30, 2005, the fair value of this forward contract represents a loss of approximately $40,000.
     During the three and six months ended June 30, 2005, we reported foreign currency losses of $283,000 and $9,000, respectively. During the three and six months ended June 30, 2004, we reported foreign currency losses of $34,000 and $142,000, respectively. These transactional losses were primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including intercompany advances which are deemed to be short-term in nature. We estimate that a hypothetical 10% movement of all applicable foreign currency exchange rates would affect annual earnings by approximately $500,000, due to the revaluing of these monetary assets and intercompany balances.
     Assets and liabilities of our foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive loss in the stockholders’ equity section of our balance sheet. Included in comprehensive income are translation losses of $1.7 million and $2.3 million for the three and six month periods ended June 30, 2005, respectively. Included in comprehensive income are translation losses of $1.7 million and $2.5 million for the three and six month periods ended June 30, 2004, respectively. As of June 30, 2005, net assets of foreign subsidiaries included in our consolidated balance sheet totaled $35.0 million. We estimate that a hypothetical 10% movement of all applicable foreign currency exchange rates would affect other comprehensive income by approximately $3.5 million.
Fair Value of Financial Instruments
     The fair value of cash and cash equivalents, net accounts receivable, accounts payable and variable rate debt approximated book value at June 30, 2005. The fair value of the 8.625% Notes totaled $123.3 million at June 30, 2005. The fair value of the Notes has been estimated based on quotes from the lead broker.
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
PART II
ITEM 1. Legal Proceedings
     The information set forth in Note 10, Legal Matters, to our consolidated financial statements included in this report is incorporated by reference into this Item 1.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
ITEM 3. Defaults Upon Senior Securities
     Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	Newpark held an Annual Meeting of Stockholders on June 8, 2005.

(b)	The following eight directors were elected at that meeting to serve until the next Annual Stockholders’ Meeting, with the following votes cast:

	For	Against
William Thomas Ballantine	75,474,061	1,746,431
Jerry W. Box	75,502,462	1,718,030
James D. Cole	75,453,176	1,767,316
David P. Hunt	75,256,687	1,963,805
Alan Kaufman	74,066,196	3,154,296
James H. Stone	75,245,141	1,975,351
Roger C. Stull	76,356,015	864,477
F. Walker Tucei, Jr.	75,330,560	1,889,932
(c)	Stockholders ratified the selection of Ernst & Young LLP as independent auditors for the fiscal year ended December 31, 2005 with the following votes cast:

For	Against
76,358,225	833,085
ITEM 5. Other Information
     Not applicable.
ITEM 6. Exhibits

31.1	Certification of James D. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Matthew W. Hardey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of James D. Cole pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Matthew W. Hardey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NEWPARK RESOURCES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 3, 2005

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