Form 10-Q
period 2005-09-30
NEWPARK RESOURCES INC
filed 2005-11-09
CIK 71829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
None
(Former name, former address and former fiscal year, if changed since last report)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common stock, $0.01 par value: 88,313,895 shares at November 1, 2005.

NEWPARK RESOURCES, INC.
INDEX TO FORM 10-Q
FOR THE THREE AND NINE MONTH PERIODS ENDED
September 30, 2005
Forward-Looking Statements
     The following discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified below, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.
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

PART I
ITEM 1. Unaudited Consolidated Financial Statements
Newpark Resources, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
(In thousands, except share data)	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$10,318	$7,022
Trade accounts receivable, less allowance of $1,107 in 2005 and $3,260 in 2004	132,608	100,587
Notes and other receivables	10,158	7,321
Inventories	83,746	84,044
Deferred tax asset	10,585	12,501
Prepaid expenses and other current assets	13,236	13,275

Total current assets	260,651	224,750

Property, plant and equipment, at cost, net of accumulated depreciation	236,765	210,514
Goodwill	117,035	117,414
Deferred tax asset	—	4,063
Other intangible assets, net of accumulated amortization	18,525	15,355
Other assets	6,648	18,018

	$639,624	$590,114

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Foreign bank lines of credit	$10,514	$8,017
Current maturities of long-term debt	10,037	5,031
Accounts payable	41,278	38,822
Accrued liabilities	38,794	26,875

Total current liabilities	100,623	78,745
Long-term debt, less current portion	193,187	186,286
Other non-current liabilities	3,336	2,118

Stockholders’ equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized, none and 80,000 outstanding at September 30, 2005 and December 31, 2004, respectively	—	20,000
Common Stock, $.01 par value, 100,000,000 shares authorized, authorized, 88,303,729 and 84,021,351 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	884	840
Paid-in capital	427,280	402,248
Unearned restricted stock compensation	(294)	(472)
Accumulated other comprehensive income	7,754	8,199
Retained deficit	(93,146)	(107,850)

Total stockholders’ equity	342,478	322,965

	$639,624	$590,114

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Income
For the Three and Nine Month Periods Ended September 30
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Revenues	$139,143	$110,790	$409,692	$319,733

Cost of revenues	126,420	103,401	368,194	296,110

	12,723	7,389	41,498	23,623

General and administrative expenses	2,480	2,122	7,180	6,993

Operating income	10,243	5,267	34,318	16,630

Foreign currency (gain) loss	(352)	76	(343)	217
Interest income	(126)	(118)	(250)	(1,255)
Interest expense	4,122	3,760	12,398	10,885

Income before income taxes	6,599	1,549	22,513	6,783
Provision for income taxes	1,554	589	7,300	2,578

Net income	5,045	960	15,213	4,205

Less:
Preferred stock dividends	59	225	509	713

Net income applicable to common and common equivalent shares	$4,986	$735	$14,704	$3,492

Basic and diluted income per common and common equivalent share	$0.06	$0.01	$0.17	$0.04

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Nine Month Periods Ended September 30
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004

Net income	$5,045	$960	$15,213	$4,205

Other comprehensive income (loss):
Foreign currency translation adjustments	1,878	1,706	(445)	(788)

Comprehensive income	$6,923	$2,666	$14,768	$3,417

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30,
(Unaudited)

(In thousands )	2005	2004

Cash flows from operating activities:
Net income	$15,213	$4,205
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	18,975	15,340
Provision for deferred income taxes	6,570	2,008
Gain on sale of assets	(549)	(15)
Change in assets and liabilities:
Decrease in restricted cash	—	8,029
Increase in accounts and notes receivable	(31,907)	(7,806)
Decrease (increase) in inventories	395	(105)
Increase in other assets	(5,918)	(5,385)
Increase (decrease) in accounts payable	1,822	(4,156)
Increase in accrued liabilities and other	14,233	1,040

Net cash provided by operating activities	18,834	13,155

Cash flows from investing activities:
Capital expenditures	(25,348)	(14,224)
Proceeds from sale of property, plant and equipment	1,022	336
Acquisition, net of cash acquired	(840)	—
Payment received on former shipyard operation note receivable	—	6,328

Net cash used in investing activities	(25,166)	(7,560)

Cash flows from financing activities:
Net borrowings (payments) on lines of credit	6,415	(19,345)
Long-term borrowings	4,855	13,213
Principal payments on notes payable and long-term debt	(5,890)	—
Preferred stock dividends paid in cash	(375)	(450)
Proceeds from exercise of stock options and ESPP	4,942	631

Net cash provided by (used in) financing activities	9,947	(5,951)

Effect of exchange rate changes	(319)	(5)

Net increase (decrease) in cash and cash equivalents	3,296	(361)

Cash and cash equivalents at beginning of period	7,022	4,692

Cash and cash equivalents at end of period	$10,318	$4,331

See Accompanying Notes to Unaudited Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Interim Financial Statements
          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. (“Newpark”) as of September 30, 2005, the results of its operations for the three and nine month periods ended September 30, 2005 and 2004, and its cash flows for the nine month periods ended September 30, 2005 and 2004. All such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 2004 audited financial statements and related notes filed in Newpark’s Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year. We have reclassified certain amounts previously reported to conform with the presentation at September 30, 2005.
Note 2 — Earnings Per Share
     The following table presents the reconciliation of the numerator and denominator for calculating income per share in accordance with the disclosure requirements of Financial Accounting Standards (“FAS”) 128:

	Three Months Ended
	September 30,
(In thousands, except per share amounts)	2005	2004

Income applicable to common and common equivalent shares	$4,986	$735

Weighted average number of common shares outstanding	87,147	83,921
Add:
Net effect of dilutive stock options and warrants	793	332

Adjusted weighted average number of common shares outstanding	87,940	84,253

Basic and diluted income applicable to common and common equivalent shares	$0.06	$0.01

	Nine Months Ended
	September 30,
(In thousands, except per share amounts)	2005	2004

Income applicable to common and common equivalent shares	$14,704	$3,492

Weighted average number of common shares outstanding	85,330	83,549
Add:
Net effect of dilutive stock options and warrants	467	269

Adjusted weighted average number of common shares outstanding	85,797	83,818

Basic and diluted income applicable to common and common equivalent shares	$0.17	$0.04

     Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. For the three months and nine months ended September 30, 2005, Newpark had dilutive stock options and warrants of approximately 4.6 million shares and 3.4 million shares, respectively, which were assumed to be exercised using the treasury stock method. For the three months and nine months ended September 30, 2004, Newpark had dilutive stock options and warrants of approximately 3.0 million shares and 1.9 million shares, respectively, which were assumed to be exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods.
     Options and warrants to purchase a total of approximately 4.7 million shares and 6.0 million shares, respectively, of common stock were outstanding during the three months and nine months ended September 30, 2005, but were not included in the computation of diluted income per share because they were anti-dilutive. Options and warrants to purchase a total of approximately 7.2 million shares and 8.2 million shares of common stock were outstanding during the three months and nine months ended September 30, 2004, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.
     The net effects of the assumed conversion of preferred stock have been excluded from the computation of diluted income per share for the three and nine months ended September 30, 2004 because the effect would have been anti-dilutive.
Note 3 — Stock-Based Compensation
     At September 30, 2005, Newpark maintained six stock-based compensation plans, including four stock option plans and two long-term incentive plans. Newpark applies Accounting Principles Board Opinion 25 (“APB 25”) and related Interpretations in accounting for its stock-based compensation plans. In accordance with this guidance, no compensation cost has been recognized for Newpark’s stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Compensation expense is recorded for Newpark’s long-term incentive plans. Had compensation costs for all of Newpark’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, “Accounting for Stock-Based Compensation,” Newpark’s net income and net income per share would have been the pro forma amounts indicated below:

	Three Months Ended
	September 30,
(In thousands, except per share data)	2005	2004

Income applicable to common and common equivalent shares:
As reported	$4,986	$735
Add recorded stock-based compensation expense, net of related taxes	90	51
Deduct stock-based compensation expense determined under fair value based method for all awards, net of related taxes	(273)	(485)

Pro forma income	$4,803	$301

Earnings per share:
Basic:
As reported	$0.06	$.01

Proforma	$0.06	$.00

Diluted:
As reported	$0.06	$.01

Proforma	$0.05	$.00

	Nine Months Ended
	September 30,
(In thousands, except per share data)	2005	2004

Income applicable to common and common equivalent shares:
As reported	$14,704	$3,492
Add recorded stock-based compensation expense, net of related taxes	241	154
Deduct stock-based compensation expense determined under fair value based method for all awards, net of related taxes	(683)	(1,310)

Pro forma income	$14,262	$2,336

Earnings per share:
Basic:
As reported	$0.17	$.04

Pro forma	$0.17	$.03

Diluted:
As reported	$0.17	$.04

Pro forma	$0.17	$.03

     During the year ended December 31, 2004, Newpark modified the terms of non-director and non-executive officer stock options to accelerate the vesting of out-of-the-money options. This resulted in a decrease of approximately $177,000 and $661,000, respectively, in the pro forma after-tax expense that otherwise would have been reported for the three and nine months ended September 30, 2005 presented above.
Note 4 — Accounts Receivable
     Included in accounts receivable at September 30, 2005 and December 31, 2004 are:

	September 30,	December 31,
(In thousands)	2005	2004

Trade receivables	$109,393	$86,152
Unbilled revenues	24,322	17,695

Gross trade receivables	133,715	103,847
Allowance for doubtful accounts	(1,107)	(3,260)

Net trade receivables	$132,608	$100,587

     The reduction in the allowance for doubtful accounts during the nine months ended September 30, 2005 is principally due to the write-off of accounts deemed to be uncollectible.
Note 5 — Inventory
     Newpark’s inventory consisted of the following items at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
(In thousands)	2005	2004

Finished goods:
Composite mats	$9,960	$12,824
Raw materials and components:
Drilling fluids raw material and components	64,901	63,602
Logs	6,992	5,121
Supplies	308	287
Other	1,585	2,210

Total raw materials and components	73,786	71,220

Total inventory	$83,746	$84,044

Note 6 — Acquisitions
     On April 18, 2005, Newpark acquired OLS Consulting Services, Inc. (“OLS”) in exchange for a net cash payment of $840,000. The principal assets of OLS included patents licensed to The Loma Company, LLC (“LOMA”) for use in the manufacture of composite mats, its 51% membership interest in LOMA and a note receivable from LOMA. As a result of the acquisition of OLS, Newpark, through two of its subsidiaries, owns all of the outstanding equity interests in LOMA.

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

Current assets, net of cash acquired	$467
Property, plant and equipment	15,585
Intangible assets — patents (10 - 18 year lives)	4,582
Accrued liabilities	(19)
Current and long-term debt	(5,284)
Payable to Newpark	(14,491)

Cash purchase price, net of cash acquired	$840

     In consolidation, the payable to Newpark was eliminated primarily against other assets.
Note 7 — New Accounting Standards
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which is a revision of FAS 123, “Accounting for Stock-Based Compensation.” FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS 95, “Statement of Cash Flows.” Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) permits adoption of its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date of FAS 123(R) (a) based on the requirement of FAS 123(R) for all share-based payments granted after that effective date and (b) based on the requirements of FAS 123 for all awards granted prior to the effective date of FAS 123(R) that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method previously described, but also permits restatement of prior periods based on the amounts previously reported in pro forma disclosures under FAS 123. Newpark currently plans to adopt FAS 123(R) using the modified prospective method and to continue using the Black-Scholes option-pricing model to estimate the fair value of its stock options. On April 14, 2005, the Securities and Exchange Commission announced amended compliance dates for FAS 123(R) and the new rules now require Newpark to adopt FAS 123(R) starting with its first quarter of its fiscal year beginning January 1, 2006.
     As permitted by FAS 123, Newpark currently accounts for stock-based compensation using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of FAS 123(R) may have a material impact on Newpark’s results of operations. However, the ultimate impact of adoption of FAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. If Newpark had adopted FAS 123(R) in prior periods, the impact for the three and nine months ended September 30, 2005 and 2004, would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3.
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
Note 8 — Segment Data
     Summarized financial information concerning Newpark’s reportable segments is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004
Revenues by segment:
Fluids sales and engineering	$104,298	$71,448	$282,560	$196,042
Mat and integrated services	21,322	23,979	82,286	76,072
E&P waste disposal	13,523	15,363	44,846	47,619

Total revenues	$139,143	$110,790	$409,692	$319,733

Segment operating income:
Fluids sales and engineering	$12,708	$4,978	$29,137	$13,778
Mat and integrated services	165	1,168	8,962	4,232
E&P waste disposal	(150)	1,243	3,399	5,613

Total segment operating income	12,723	7,389	41,498	23,623
General and administrative expenses	2,480	2,122	7,180	6,993

Total operating income	$10,243	$5,267	$34,318	$16,630

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
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$2,562	$3,110	$4,646	$—	$10,318
Accounts receivable, net	—	103,865	31,120	(2,377)	132,608
Inventories	—	63,058	20,688	—	83,746
Other current assets	15,192	13,134	8,833	(3,180)	33,979

Total current assets	17,754	183,167	65,287	(5,557)	260,651

Investment in subsidiaries	487,996	—	—	(487,996)	—
Property and equipment, net	11,977	217,744	7,044	—	236,765
Goodwill	—	95,115	21,920	—	117,035
Identifiable intangibles, net	—	16,224	2,301	—	18,525
Other assets, net	22,917	1,887	1,122	(19,278)	6,648

Total assets	$540,644	$514,137	$97,674	$(512,831)	$639,624

Current liabilities:
Foreign bank lines of credit	$—	$—	$10,514	$—	$10,514
Current maturities of long-term debt	2,117	7,852	68		10,037
Accounts payable	686	26,885	16,084	(2,377)	41,278
Accrued liabilities	9,283	18,728	12,362	(1,579)	38,794

Total current liabilities	12,086	53,465	39,028	(3,956)	100,623

Long-term debt	183,583	3,491	17,825	(11,712)	193,187
Other non-current liabilities	2,497	2,458	2,389	(4,008)	3,336

Stockholders’ Equity:
Common stock	884	807	12,750	(13,557)	884
Paid-in capital	427,280	437,742	20,252	(457,994)	427,280
Unearned restricted stock	(294)	—	—	—	(294)
Cumulative translation adjustment	7,754	—	5,076	(5,076)	7,754
Retained deficit	(93,146)	16,174	354	(16,528)	(93,146)

Total stockholders’ equity	342,478	454,723	38,432	(493,155)	342,478

Total liabilities and equity	$540,644	$514,137	$97,674	$(512,831)	$639,624

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$1,954	$1,200	$3,868	$—	$7,022
Accounts receivable, net	—	82,651	20,096	(2,160)	100,587
Inventories	—	65,158	18,886	—	84,044
Other current assets	15,814	8,800	8,967	(484)	33,097

Total current assets	17,768	157,809	51,817	(2,644)	224,750

Investment in subsidiaries	461,677	—	—	(461,677)	—
Property and equipment, net	3,814	200,373	6,327	—	210,514
Goodwill	—	95,114	22,300	—	117,414
Identifiable intangibles, net	—	12,715	2,640	—	15,355
Other assets, net	26,011	13,068	776	(17,774)	22,081

Total assets	$509,270	$479,079	$83,860	$(482,095)	$590,114

Current liabilities:
Foreign bank lines of credit	$—	$—	$8,017	$—	$8,017
Current portion of long-term debt	1,250	3,748	33	—	5,031
Accounts payable	956	30,868	9,158	(2,160)	38,822
Accrued liabilities	5,736	11,017	10,606	(484)	26,875

Total current liabilities	7,942	45,633	27,814	(2,644)	78,745

Long-term debt	177,861	4,083	18,372	(14,030)	186,286
Other non-current liabilities	502	(1,104)	2,720	—	2,118

Preferred stock	20,000	—	—	—	20,000
Common stock	840	807	12,750	(13,557)	840
Paid-in capital	402,248	436,133	21,397	(457,530)	402,248
Unearned restricted stock	(472)	—	—	—	(472)
Cumulative translation adjustment	8,199	—	3,740	(3,740)	8,199
Retained deficit	(107,850)	(6,473)	(2,933)	9,406	(107,850)

Total stockholders’ equity	322,965	430,467	34,954	(465,421)	322,965

Total liabilities and equity	$509,270	$479,079	$83,860	$(482,095)	$590,114

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$115,605	$23,538	$—	$139,143

Cost of revenues	—	105,041	21,379	—	126,420

	—	10,564	2,159	—	12,723

General and administrative expense	2,296	—	184	—	2,480

Operating income (loss)	(2,296)	10,564	1,975	—	10,243

Other (income) expense	68	(21)	(525)	—	(478)
Interest expense	3,663	188	271	—	4,122

Income (loss) before income taxes	(6,027)	10,397	2,229	—	6,599

Income taxes (benefit)	(2,224)	3,266	512	—	1,554
Equity in earnings of subsidiaries	8,848	—	—	(8,848)	—

Net income	$5,045	$7,131	$1,717	$(8,848)	$5,045

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$93,884	$16,906	$—	$110,790

Cost of revenues	—	86,251	17,150	—	103,401

	—	7,633	(244)	—	7,389

General and administrative expense	1,960	—	162	—	2,122

Operating income (loss)	(1,960)	7,633	(406)	—	5,267

Other (income) expense	—	(111)	69		(42)
Interest expense	3,319	142	299		3,760

Income (loss) before income taxes	(5,279)	7,602	(774)	—	1,549

Income taxes (benefit)	(2,005)	2,943	(349)	—	589
Equity in earnings of subsidiaries	4,234	—	—	(4,234)	—

Net income	$960	$4,659	$(425)	$(4,234)	$960

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$338,336	$71,356	$—	$409,692

Cost of revenues	—	301,594	66,600	—	368,194

	—	36,742	4,756	—	41,498

General and administrative expense	6,734	—	446	—	7,180

Operating income (loss)	(6,734)	36,742	4,310	—	34,318

Other (income) expense	107	(99)	(601)	—	(593)
Interest expense	11,150	634	614	—	12,398

Income (loss) before income taxes	(17,991)	36,207	4,297	—	22,513

Income taxes (benefit)	(6,783)	13,421	662	—	7,300
Equity in earnings of subsidiaries	26,421	—	—	(26,421)	—

Net income	$15,213	$22,786	$3,635	$(26,421)	$15,213

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$263,041	$56,692	$—	$319,733

Cost of revenues	—	241,470	54,640	—	296,110

	—	21,571	2,052	—	23,623

General and administrative expense	6,548	—	445	—	6,993

Operating income (loss)	(6,548)	21,571	1,607	—	16,630

Other (income) expense	(858)	(344)	164	—	(1,038)
Interest expense	10,045	375	465	—	10,885

Income (loss) before income taxes	(15,735)	21,540	978	—	6,783

Income taxes (benefit)	(5,980)	8,117	441	—	2,578
Equity in earnings of subsidiaries	13,960	—	—	(13,960)	—

Net income	$4,205	$13,423	$537	$(13,960)	$4,205

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(21,987)	$32,034	$8,787	$—	$18,834

Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(4,769)	(18,776)	(781)	—	(24,326)
Acquisition, net of cash acquired	(840)	—	—	—	(840)
Investments	17,048	(7,477)	(9,571)	—	—

	11,439	(26,253)	(10,352)	—	(25,166)

Net cash provided by (used in) financing activities:
Net borrowings (payments on) lines of credit, notes payable and long-term debt	6,588	(3,871)	2,663	—	5,380
Other	4,567	—	—	—	4,567

	11,155	(3,871)	2,663	—	9,947

Effect of exchange rate changes	—	—	(319)	—	(319)

Net increase (decrease) in cash and cash equivalents	607	1,910	779	—	3,296
Cash and cash equivalents:
Beginning of period	1,954	1,200	3,868	—	7,022

End of period	$2,562	$3,110	$4,646	$—	$10,318

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(13,794)	$23,198	$3,751	$—	$13,155

Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(1,552)	(11,446)	(890)	—	(13,888)
Investments	16,967	(15,551)	(1,416)	—	—
Payments received on note receivable	6,328	—	—	—	6,328

	21,743	(26,997)	(2,306)	—	(7,560)

Net cash provided by (used in) financing activities:
Net borrowings (payments on) lines of credit, notes payable and long-term debt	(6,424)	3,747	(3,455)	—	(6,132)
Other	181	—	—		181

	(6,243)	3,747	(3,455)	—	(5,951)

Effect of exchange rate changes	—	—	(5)	—	(5)

Net increase (decrease) in cash and cash equivalents	1,706	(52)	(2,015)	—	(361)
Cash and cash equivalents:
Beginning of period	178	(360)	4,874	—	4,692

End of period	$1,884	$(412)	$2,859	$—	$4,331

Note 10 — Legal Matters
     Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters should not have a material effect on Newpark’s consolidated financial position, results of operations or cash flows.
Note 11 — Preferred Stock
     During the three months ended September 30, 2005 the holder of Series B Preferred Stock converted a total of 80,000 shares of the Series B Preferred Stock in accordance with the terms of the agreements pursuant to which the Series B Preferred Stock was issued. The converted shares of Series B Stock had a total stated value of $20.0 million. In connection with this conversion, Newpark issued a total of 3.4 million shares of its common stock, valued at a weighted average conversion price of $5.89, and cancelled the 80,000 shares of Series B Preferred Stock. As a result of these conversions, no preferred stock was outstanding at September 30, 2005.
Note 12 — Contingencies
     During the three months ended September 30, 2005 Newpark’s fluids sales and engineering and E&P waste disposal operations along the Gulf Coast were affected by Hurricanes Katrina and Rita. As a result, Newpark recorded impairment losses related to property, plant and equipment damages totaling $3.8 million, inventory losses totaling $1.7 million and additional costs as a direct result of the storms totaling $600,000, including a $100,000 insurance deductible per occurrence. As of September 30, 2005, Newpark also recorded receivables for insurance recoveries up to the amount of the recognized losses. Realization of the claims for these recognized losses is considered probable since the replacement cost exceeds the recognized losses. Newpark expects to receive insurance proceeds in excess of the amounts of losses recorded. In addition, Newpark maintains business interruption insurance for its operations along the Gulf Coast and is presently evaluating potential recoveries under these policies.
Note 13 — Income Taxes
     For the quarter ended September 30, 2005, Newpark recorded an income tax provision of $1.6 million, reflecting an income tax rate of 23.5%. For the quarter ended September 30, 2004, Newpark recorded an income tax provision of $589,000, reflecting an income tax rate of 38.0%. The lower effective rate in the third quarter of 2005 reflects the impact of favorable changes in estimates principally for certain foreign tax reserves due to favorable results of tax audits in a foreign jurisdiction.
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

Operating Environment and Recent Developments
     Our operating results depend in large measure on oil and gas drilling activity levels in the markets we serve, as well as on the depth of drilling, which governs the revenue potential of each well. Most of these activities are exposed to weather conditions in each region. The activity levels, in turn, depend on oil and gas commodities pricing, inventory levels and product demand. Rig count data is the most widely accepted indicator of drilling activity. Key average rig count data for the last seven quarters is listed in the following table:

	1Q04	2Q04	3Q04	4Q04	1Q05	2Q05	3Q05

U.S Rig Count	1,118	1,163	1,228	1,248	1,279	1,336	1,428
Canadian Rig Count	528	198	328	417	521	237	494

Source: Baker Hughes Incorporated
     Our primary markets include: (1) South Louisiana Land, (2) Texas Railroad Commission Districts 2 and 3, (3) Louisiana and Texas Inland Waters, (4) Offshore Gulf of Mexico, (5) the U.S. central region (including the U.S. Rocky Mountain region, Oklahoma and West Texas), (6) Canada and (7) areas surrounding the Mediterranean Sea and Eastern Europe.
Key Developments
     Our primary Gulf Coast oilfield market accounted for approximately 48% of third quarter 2005 revenues and 51% of third quarter 2004 revenues. Prior to 1998, the Gulf Coast oilfield market accounted for 97% of total revenues. The overall decline in the percentage of Gulf Coast revenues over the last several years is the result of management’s strategy to diversify its revenue base and relatively flat Gulf Coast market activity.
     The recent increase in intense hurricane activity in the Gulf of Mexico had a significant impact on Gulf Coast revenues in the third quarter of 2005 and, to a lesser extent, in the third quarter of 2004. In the third quarter of 2005, all of our Gulf Coast operations were impacted by severe weather and several of our drilling fluids and E&P waste facilities sustained significant damage as a result of hurricanes Katrina and Rita. These facilities were primarily located in Venice and Cameron, Louisiana. Our Venice facilities are expected to remain idled until early in 2006. All other facilities are operating, though our Cameron sites are currently providing only limited services to drilling fluids and E&P waste customers until repairs currently underway are completed, which is expected in December. We anticipate that we will see more activity in that key offshore support market in the first quarter of 2006 as customers return to more normal operating patterns.
     As a result of hurricanes Katrina and Rita, in the third quarter of 2005 we recorded impairment losses related to property, plant and equipment damages totaling $3.8 million, inventory losses totaling $1.7 million and additional costs as a direct result of the storms totaling $600,000, including a $100,000 insurance deductible per occurrence. As of September 30, 2005, we recorded receivables for insurance recoveries, which we deem probable to be realized, up to the amount of the recognized losses. We expect to ultimately receive insurance proceeds in excess of the amounts of losses recorded. In addition, we maintain business interruption insurance for our operations along the Gulf Coast and are presently evaluating potential recoveries under these policies. Any gains that may result from our insurance coverage will be recorded when such amounts are realized.
     Absent the recent effects of hurricanes Katrina and Rita, we had experienced an increase in Gulf Coast oilfield market activity since the beginning of 2005. However, we continue to believe that the majority of our growth will come from other markets and new product offerings in the markets we serve.
     Fluids Sales and Engineering. We continue to develop a position in the drilling fluids market by expanding our customer base, drawing upon increasing acceptance of our proprietary DeepDrill™ and FlexDrill™ technologies. We have introduced the New-100 oil-based drilling fluid system in the western Canadian market and are beginning to introduce it in the U.S. central region. This fluid system incorporates a principal component from the DeepDrill™ family to replace salt, which solves some of the environmental problems associated with oil-based fluids and improves drilling performance. This fluid has demonstrated up to 30% increased penetration rates on deep wells and is rapidly gaining market acceptance. We believe that certain of these new products improve the economics of the drilling process and will make it easier for our customers to comply with increasingly strict environmental regulations affecting their drilling operations. Based on customer acceptance of our technology and service capability, we anticipate introducing these products and services in several additional foreign markets. We recently announced the execution of a memorandum of understanding to form a new company that will provide drilling fluids products and services in Brazil, in partnership with a well-established Brazilian company.
     During 2004 our product costs increased across most of the U.S. markets that we serve. Specifically, in the second half of 2004, the ocean freight cost to ship barite from our foreign suppliers increased significantly. In 2005, raw materials costs and fuel costs have risen significantly. These cost increases have been partially offset by price increases to our customers during the first nine months of 2005. We are continuing to increase prices to our customers as contracts are negotiated or renewed.
     Mat and Integrated Services. During the first nine months of 2005 pricing for mat installation and re-rentals in the U.S. oilfield market improved slightly. We believe that prices should continue to improve and expect some increase in volume of mats installed beginning in the fourth quarter of 2005 and into 2006 as funds are allocated to new drilling projects.
     Beginning in late 2004, we implemented cost reduction measures in this segment, principally related to resizing our rental fleet, reducing infrastructure, outsourcing transportation and other services and reducing payroll. In connection with resizing our rental fleet, we expect the remaining cost reductions will be realized in the fourth quarter as depreciation expense is completed on portions of our wooden mat fleet that we do not intend to replace, allowing the fleet size to decline to match decreased market demand.
     We continue to develop the worldwide market for our Dura-Base™ composite mat system. Our marketing efforts for this product remain focused in eight principal markets,

including Canada, Alaska and the Arctic, Russia, the Middle East, South America, Mexico, Indonesia and the U.S. utilities markets. We have completed sales in all of these markets. In addition, we are continuing to develop a mat rental business in Mexico.
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
     We recently completed the acquisition of the third-party ownership in our Dura-Base™ mat manufacturing facility and restarted production at that facility in August 2005. We are now implementing several improvements to that product family based on our experience with rental and sales of this product.
     We believe our new lightweight Bravo Mat™ system will substantially broaden the opportunities for mat sales. This new mat system has been designed specifically for personnel applications, including temporary event surfaces, walkways, tent flooring and other applications. We believe that the Bravo™ system is rapidly gaining market acceptance.
     E&P Waste Disposal. Absent the impact of the major hurricanes in the third quarter of 2005, we had experienced an increase in Gulf Coast market activity, principally associated with the inland barge market. We believe that the damage from the recent hurricanes to the service infrastructure, docks and rig fleet in the Gulf Coast market will negatively impact E&P Waste Disposal revenues during the fourth quarter and until all available rigs and related service infrastructure are back in service in 2006.
     In early 2005 we announced the formation of Newpark Environmental Water Solutions, LLC (“NEWS”), through which we intend to commercialize the ARMEL Activator technology, a proprietary and patented water treatment technology. The new technology employs principles of sonochemistry to remove dissolved solids from the wastewater. Where necessary, the technology can be introduced into conventional treatment processes, rendering those processes much more effective and economical. During the first quarter of 2005, NEWS took delivery of its first water treatment system, which has been installed at our Boulder, Wyoming, facility, originally opened in 2003. While still in the start-up and testing phase of our operating plan, we are producing treated water that meets the discharge requirements of our permit. This facility will service customers in the Jonah and Pinedale fields. First revenues for NEWS were realized in the third quarter of 2005. As a result of favorable tests of this facility, we have accelerated plans to increase the plant’s throughput capacity, and have initiated several additions to the original plant design aimed at raising output to as much as 8,000 barrels per day. These developments should be fully in place by mid-December.
     NEWS was also awarded its first contract for processing produced water from coal bed methane production near Gillette, Wyoming. We are constructing a 20,000 barrel per day capacity facility at that location, with completion expected during the fourth quarter of

2005. In addition, two testing and demonstration plants have been transported to the Canadian market and are expected to begin testing in late November in the Fort McMurray Oil Sands market.
Other Market Trends
     Current long-term industry analyses forecast difficulty in meeting anticipated growing demand for natural gas. In addition, current gas reserves are being depleted at a rate faster than replacement through current drilling activities. Many shallow fields in the Gulf Coast market have been heavily exploited. Improved economics and technology have increased the interest of producers to drill at greater depths to reach the larger gas reserves. This trend is limited by the availability of rigs of adequate capacity to reach these deeper objectives. We expect gas drilling activity to be increasingly associated with deeper, more costly wells. We view this trend as favorable to demand for product offerings in all of our segments.
     Current short-term industry forecasts suggest that we could see a slight increase in the number of rigs active in our primary Gulf Coast market, but this increase is expected to develop slowly as customers react to the changing risk profile of the market. The number of rigs active in the offshore and inland water Gulf Coast markets is expected to increase slowly due to a lack of rigs of adequate capability. In addition, a number of rigs were lost in the third-quarter hurricanes. We anticipate continued revenue growth in the markets we serve, driven by market share gains in critical, deep water and geologically deeper wells which generate higher levels of revenue per well. This market penetration is the result of our performance and continued success of new products, including our DeepDrill™ and FlexDrill™ families of products.

Results of Operations
     Summarized financial information concerning our reportable segments is shown in the following table (dollars in millions):

	Three Months Ended
	September 30,		Increase/(Decrease)
	2005	2004	$	%

Revenues by segment:
Fluids sales and engineering	$104.3	$71.4	$32.9	46%
Mat and integrated services	21.3	24.0	(2.7)	(11)
E&P waste disposal	13.5	15.4	(1.9)	(12)

Total revenues	$139.1	$110.8	$28.3	26%

Segment Operating Income:
Fluids sales and engineering	$12.7	$5.0	$7.7	154%
Mat and integrated services	.2	1.2	(1.0)	(83)
E&P waste disposal	(.2)	1.2	(1.4)	(117)

Total segment operating income	12.7	7.4	5.3	72
General and administrative expenses	2.5	2.1	.4	19

Total operating income	$10.2	$5.3	$4.9	92%

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2005	2004	$	%

Revenues by segment:
Fluids sales and engineering	$282.6	$196.0	$86.6	44%
Mat and integrated services	82.3	76.1	6.2	8
E&P waste disposal	44.8	47.6	(2.8)	(6)

Total revenues	$409.7	$319.7	$90.0	28%

Segment operating income:
Fluids sales and engineering	$29.1	$13.8	$15.3	111%
Mat and integrated services	9.0	4.2	4.8	114%
E&P waste disposal	3.4	5.6	(2.2)	(39)

Total segment operating income	41.5	23.6	17.9	76
General and administrative expenses	7.2	7.0	.2	3

Total operating income	$34.3	$16.6	$17.7	107%

The amounts above are shown net of intersegment transfers.

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004
Fluids Sales and Engineering:
Revenues
     Total revenue by region for this segment was as follows for the three months ended September 30, 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

Gulf Coast	$43.8	$30.1	$13.7	46%
U.S. Central	35.5	28.4	7.1	25
Other	4.6	2.4	2.2	92

Total U.S.	83.9	60.9	23.0	38
Canada	9.4	3.3	6.1	185
Mediterranean	11.0	7.2	3.8	53

Total	$104.3	$71.4	$32.9	46%

     Newpark’s revenue growth has outpaced U.S. rig count growth by almost three times due to increased market penetration. The average number of rigs we serviced in the U.S. market increased by 22%, from 180 in the third quarter of 2004 to 220 in the third quarter of 2005. Average annual revenue per rig in the U.S. market increased by 13%, from $1,353,000 in the third quarter of 2004 to $1,524,000 in the third quarter of 2005, principally due to an increase in the number of Gulf Coast inland water rigs serviced, which typically yield higher annual revenues per rig.
     Despite the level of tropical storm activity in the quarter, revenues in our primary Gulf Coast market for the third quarter of 2005 were 46% higher than in the prior year due to both higher pricing and increased share in the markets we serve. In the Gulf Coast market we serviced an average of 97 rigs in the third quarter of 2005, compared to 66 in the third quarter of 2004, an increase of 47%. The average number of rigs operating in this region increased 20%, from 432 rigs in the third quarter of 2004 to 519 in the third quarter of 2005. The difference between the increase in the number of rigs we serviced in this region and the number of rigs active in the region reflects our market penetration. We have significantly improved our key drilling fluid customer relationships in this market and believe that those customers will be increasingly active in the Gulf Coast market during the remainder of the year and 2006, though the total number of active rigs is not expected to increase significantly.
     Revenues in the U.S. Central region for the third quarter of 2005 were 25% higher than in the prior year. In the U.S. Central region we serviced an average of 123 rigs in the third quarter of 2005, compared to 114 in the third quarter of 2004, an increase of 8%. The average number of rigs operating in this region increased 10%, from 493 rigs in the third quarter of 2004 to 540 in the third quarter of 2005. While our market share remained relatively constant in this region, the average annual revenue per rig in this market increased 16%, from $996,000 in the third quarter of 2004 to $1,154,000 in the third quarter of 2005, due to increases in pricing and an increase in the number of deeper wells serviced.

     Revenues in the Canadian market increased nearly three-fold during the third quarter of 2005, compared to the third quarter of 2004. The introduction of our New-100 oil-based drilling fluid system in the western Canadian market in late 2004 has increased revenues and market share in the northern portion of this market, which is characterized by deeper drilling and higher revenue per rig. The Canadian market in 2004 was burdened by an unusually long break-up period that depressed revenue and earnings in that period.
     Revenues in the Mediterranean market increased 53% during the quarter ended September 30, 2005, compared to the third quarter of 2004. This increase was principally related to increased market penetration in the North African locations that we service.
Operating Income
     Notwithstanding increases in costs due to the storms, operating income for this segment increased $7.7 million in the third quarter of 2005 on a $32.9 million increase in revenues, compared to the third quarter of 2004. The operating margin for this segment in the third quarter of 2005 was 12.2%, compared to 7.0% in the third quarter of 2004. The increase in operating margin was principally attributable to recent price increases and the operating leverage of this segment. The increase in operating margin was partially offset by increased product and fuel costs that have not been fully recovered through price increases to our customers. Increases in pricing are anticipated to recover these cost increases throughout the remainder of 2005.
     Operating margins for this segment in the fourth quarter will be impacted by the pace at which activity in the Gulf Coast market recovers to pre-storm levels. Prior to hurricanes Katrina and Rita, Gulf Coast activity had been increasing and our market share in this market had been increasing. While we have business interruption insurance to cover a portion of the reductions in our income associated with these storms, the amount of such coverage that will ultimately be realized has not yet been determined.
Mat and Integrated Services:
Revenues
     Total revenue for this segment consists of the following for the three months ended September 30, 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

Installation	$2.5	$3.5	$(1.0)	(29)%
Re-rental	2.0	1.5	0.5	33

Total U.S. oilfield mat rental	4.5	5.0	(0.5)	(10)
Non-oilfield mat rental	0.1	1.8	(1.7)	(94)
Integrated services and other	11.4	10.8	0.6	6
Canadian mat sales	0.4	0.8	(0.4)	(50)
Composite mat sales	4.9	5.6	(0.7)	(13)

Total	$21.3	$24.0	$(2.7)	(11)%

     U.S. oilfield mat rental volume for the third quarter of 2005 totaled 2.3 million square feet at an average price of $1.09 per square foot. This compares to 3.4 million square feet at an average price of $1.03 per square foot in the third quarter of 2004. A number of projects experienced delays in the quarter due to weather, reducing revenue in the segment. Our oilfield mat rental pricing should continue to increase as market conditions improve. Any further improvement in revenue will be contingent upon increased utilization of our mat inventory, related in part to reductions in available mat inventory, and to improvements in market activity. Re-rental revenues increased by approximately $500,000 in the third quarter of 2005, compared to 2004, partially offsetting the decline in installation revenues.
     Revenues from non-oilfield mat rentals, a premium margin market composed principally of utility and infrastructure construction markets, declined significantly in the third quarter of 2005 compared to the year ago period. This decline was principally due to the reallocation of resources within our customer base as a result of the series of tropical storms impacting the southeast United States in the third quarter. In addition, we believe that our customers are beginning to delay infrastructure projects during the peak summer energy consumption months in order to minimize the potential for disruptions in service. We continue to believe that this market has growth opportunities due to increasing demand for electricity and the aging of our nation’s electrical power delivery infrastructure.
     The decline in Canadian wooden mat sales is a function of the seasonal timing of orders and is not indicative of any material change in this market. Our matting systems continue to gain market acceptance in Canada as a means to improve the operating efficiency for our customers.
     Sales of DuraBase™ and Bravo™ composite mats generated revenue of $4.9 million in the third quarter of 2005, compared to $5.6 million of revenue a year ago. The number of Bravo™ units sold doubled to over 7,500 units in the current quarter compared to the prior year on improved market acceptance of the product. Sales of the stronger and more expensive DuraBase™ units declined from 3,300 units a year ago to 1,200 in the most recent quarter.
Operating Income
     Mat and integrated services operating income declined $1.0 million in the third quarter of 2005 on a $2.7 million decrease in revenues, compared to the third quarter of 2004. The decline in operating income resulting from the revenue decline was partially offset by cost reduction measures which began in 2004. We expect the remaining cost reductions will be realized in the fourth quarter as depreciation expense is completed on portions of our wooden mat fleet that we do not intend to replace.
     E&P Waste Disposal:
Revenues
     Total revenue for this segment consists of the following for the three months ended September 30, 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$%

E&P Waste Gulf Coast	$8.8	$9.3	$(0.5)	(5)%
E&P Waste — Other Markets	3.4	4.9	(1.5)	(31)
NORM	0.6	1.0	(0.4)	(40)
Industrial	0.7	0.2	0.5	250

Total	$13.5	$15.4	$(1.9)	(12)%

     In spite of a very active hurricane season in the Gulf Coast market during the third quarter of 2005, we received 683,000 barrels of E&P waste, compared to 640,000 barrels in the comparable period in 2004. The average revenue per barrel in the Gulf Coast market increased 5% to $12.59, compared to an average of $11.97 in 2004, but total revenues decreased $500,000, or 5%, due to a decline in revenues from other E&P services, principally saltwater disposal. Prior to the storms, waste volume had advanced in each consecutive quarter due to improving rig activity in the market.
     E&P waste revenues in other markets declined $1.5 million or 31%, principally due to the temporary loss of a key customer relationship in the Canadian market and the effects of redirecting resources and management focus for our Wyoming and Canadian operations from revenue generating activities to start up activities related to development of the new water treatment business.
Operating Income
     Waste disposal operating income declined $1.4 million in the third quarter of 2005 on a $1.9 million decline in revenues, compared to the third quarter of 2004. The decline in operating income also reflects the impact of start-up costs for the water treatment operation absorbed in the segment during the quarter.
General and Administrative Expense
     General and administrative expense increased $358,000 to approximately $2.5 million in the third quarter of 2005, compared to the same period in 2004. General and administrative expenses as a percentage of revenues were 1.8% in the third quarter of 2005, compared to 1.9% in the third quarter of 2004.
Foreign Currency Exchange Gains
     Net foreign currency gains totaled $352,000 in the third quarter of 2005 compared to losses of $76,000 in the third quarter of 2004. These gains were primarily associated with strengthening of the Canadian dollar against the U.S. dollar and the associated impact on short-term intercompany payable balances of our Canadian operations.
Interest Expense
     Interest expense increased approximately $362,000 for the third quarter of 2005 compared to the third quarter of 2004. This increase was principally due to an increase in average outstanding debt for the period. The increase in debt outstanding includes a $5.3 million increase related to the consolidation of our mat manufacturing operations as a result of our purchase of the remaining 51% interest in these operations in the second quarter of 2005 and a $4.2 million increase related to the assumption of a lease in January 2005 from a joint venture which supplied a portion of our wooden mats. The remainder of the increase is related to funding of working capital in our Mediterranean operations and funding of a portion of 2005 capital expenditures, including expenditures related to NEWS.
Provision for Income Taxes
     For the quarter ended September 30, 2005, we recorded an income tax provision of $1.6 million, reflecting an income tax rate of 23.5%. For the quarter ended September 30, 2004, we recorded an income tax provision of $589,000, reflecting an income tax rate of 38.0%. The lower effective rate in the third quarter of 2005 reflects the impact of favorable changes in estimates principally for certain foreign tax reserves due to favorable results of tax audits in a foreign jurisdiction.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Fluids Sales and Engineering:
Revenues
     Total revenue by region for this segment was as follows for the nine months ended September 30, 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

Gulf Coast	$119.8	$77.1	$42.7	55%
U.S. Central	97.3	74.1	23.2	31
Other	14.2	6.1	8.1	133

Total U.S.	231.3	157.3	74.0	47
Canada	22.5	13.1	9.4	72
Mediterranean	28.8	25.6	3.2	13

Total	$282.6	$196.0	$86.6	44%

     The average number of rigs we serviced in the U.S. market increased by 31%, from 154 in the first nine months of 2004 to 201 in the first nine months of 2005. Our average annual revenue per rig in the U.S. market increased by 13%, from approximately $1,362,000 in the first nine months of 2004 to approximately $1,534,000 million in the first nine months of 2005.
     Despite the level of tropical storm activity in the period, revenues in our primary Gulf Coast market for the first nine months of 2005 were 55% higher than in the prior year due to a combination of increased market share and improved pricing. In the Gulf Coast market we serviced an average of 83 rigs in the first nine months of 2005, compared to 55 in the first nine months of 2004, an increase of 51%. The average number of rigs operating in this region increased 18%, from 422 rigs for the first nine months of 2004 to 497 for the first nine months of 2005. The difference between the increase in the number of rigs we serviced in this region and the number of rigs active in the region reflects our increased market penetration.

     Revenues in the U.S. Central region for the first nine months of 2005 were 31% higher than in the prior year on higher pricing and increased market share. In the U.S. Central region we serviced an average of 118 rigs in the first nine months of 2005, compared to 98 in the first nine months of 2004, an increase of 20%. The average number of rigs operating in this region increased 11%, from 465 rigs in the first nine months of 2004 to 514 in the first nine months of 2005. The difference between the increase in the number of rigs we serviced in this region and the number of rigs active in the region reflects our market penetration.
     The other U.S. market for this segment is principally associated with wholesale sales of barite and other similar products which more than doubled during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, due to the shortage of barite supplies in many U.S. markets.
     Revenues in the Canadian market increased 72% during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily due to the introduction of our New-100 oil-based drilling fluid system in the western Canadian market.
     Revenues in the Mediterranean market increased 13% during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, principally related to increased market penetration in the North African locations that we service.
Operating Income
     Operating income for this segment increased $15.3 million in the first nine months of 2005 on an $86.6 million increase in revenues, compared to the first nine months of 2004. The operating margin for this segment in the first nine months of 2005 was 10.3%, compared to 7.0% in the first nine months of 2004. The increase in operating margin was principally attributable to recent price increases and the operating leverage of this segment. The increase in operating margin was partially offset by increased barite costs that have not been fully recovered through price increases to our customers during the first half of the year. More favorable transportation arrangements have helped to stabilize barite costs. Recent price increases should recover these costs throughout the remainder of 2005.
Mat and Integrated Services:
Revenues
     Total revenue for this segment consists of the following for the nine months ended September 30, 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

Installation	$11.0	$12.3	$(1.3)	(11)%
Re-rental	7.2	4.4	2.8	64

Total U.S. oilfield mat rental	18.2	16.7	1.5	9
Non-oilfield mat rental	4.2	3.0	1.2	40
Integrated services and other	33.6	33.7	(.1)	—
Canadian mat sales	9.5	4.9	4.6	94
Composite mat sales	16.8	17.8	(1.0)	(6)

Total	$82.3	$76.1	$6.2	8%

     U.S. oilfield mat rental volume for the first nine months of 2005 totaled 9.9 million square feet at an average price of $1.11 per square foot. This compares to 12.6 million square feet at an average price of $0.97 per square foot in the first nine months of 2004. Our oilfield mat rental pricing should continue to increase as market conditions improve. Any further improvement in revenue will be contingent upon increased utilization of our mat inventory, related in part to reductions in available mat inventory, and to improvements in market activity. Re-rental revenues increased by $2.8 million in the first nine months of 2005, compared to 2004, reflecting an increase in the number of larger installations in 2005.
     Revenues from non-oilfield mat rentals, a premium margin market composed principally of seasonal utility and infrastructure construction markets, increased $1.2 million, or 40%, to $4.2 million in the first nine months of 2005, compared to $3.0 million in the year ago period. Most of this increase occurred in the first quarter of 2005. Third quarter market conditions were hampered by four hurricanes affecting the southeastern region of the United States. We continue to believe that this market has growth opportunities due to increasing demand for electricity and the aging of our nation’s electrical power delivery infrastructure.
     Canadian revenues for the first nine months of 2005 and 2004 were related to sales of wooden mats. The increase in wooden mat sales is principally due to the unusually early break-up in Western Canada and continued acceptance of matting systems in this market as a means to improve the operating efficiency for our customers. Most of the increase in sales occurred in the first and second quarters of 2005.
     Total composite mat sales remained relatively stable for the first nine months of 2005, as compared to the same period in 2004. Recent increases in the number of Bravo™ sales have helped to offset declines in the more expensive DuraBase™ mat sales.
Operating Income
     Mat and integrated services operating income improved $4.8 million in the first nine months of 2005 on a $6.2 million increase in revenues, compared to the first nine months of 2004. The significant increase in operating income reflects the impact of increased non-oilfield rentals, the benefit of cost reductions which began in 2004 and the impact of improvement in pricing for our oilfield mat rental market.

E&P Waste Disposal:
Revenues
     Total revenue for this segment consists of the following for the nine months ended September 30, 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

E&P Waste Gulf Coast	$30.1	$29.2	$0.9	3%
E&P Waste — Other Markets	9.8	14.3	(4.5)	(31)
NORM	2.7	2.1	0.6	29
Industrial	2.2	2.0	0.2	10

Total	$44.8	$47.6	$(2.8)	(6)%

     E&P waste Gulf Coast revenues increased $900,000, or 3%, on a 9% increase in average revenue per barrel offset in party by a 4% decline in waste volumes received. The average revenue per barrel in the Gulf Coast market increased to $12.96, compared to an average of $11.90 in 2004. During the first nine months of 2005, we received 2,267,000 barrels of E&P waste in the Gulf Coast market, compared to 2,354,000 barrels in the comparable period in 2004. The decline in volumes received, in spite of the increase in Gulf Coast rig activity, includes the effect of temporary recycling process volume limitations affecting the first quarter of 2005. During this time, we lost some market share. With the process changes in place, we are back to full capacity, except for our Venice and Cameron facilities, which were severely impacted by hurricanes Katrina and Rita. We expect to see an increase in waste volumes received in this market, once activity returns to pre-storm levels.
     The increase in Gulf Coast revenues was more than offset by lower revenues from the Wyoming and western Canadian market as resources and management focus were reallocated to development of the new water treatment business.
Operating Income
     Waste disposal operating income declined $2.2 million in the first nine months of 2005 on a $2.8 million decrease in revenues, compared to the first nine months of 2004. The decline in operating income also reflects the impact of start-up costs for the water treatment operation absorbed in the segment during the period.
General and Administrative Expense
     General and administrative expense increased $187,000 to approximately $7.2 million in the first nine months of 2005, compared to the same period in 2004. General and administrative expenses as a percentage of revenues were 1.8% in the first nine months of 2005, compared to 2.2% in the comparable period of 2004.

Foreign Currency Exchange Gains
     Net foreign currency gains totaled $343,000 in the first nine months of 2005 compared to net foreign currency losses of $217,000 in the first nine months of 2004. This change is primarily associated with strengthening of the Canadian dollar against the U.S. dollar and the associated impact on short-term intercompany payable balances of our Canadian operations.
Interest Income
     Interest income totaled $250,000 in the first nine months of 2005, compared to $1.3 million in the first nine months of 2004. During the second quarter of 2004 we collected the entire balance owed on a note receivable resulting from the 1996 sale of a former shipyard operation. The payment included $823,000 of previously unaccrued interest related to the note receivable, which is included in interest income for the nine months ended September 30, 2004. We had ceased accrual on the note receivable in January 2003 due to the financial condition of the operator.
Interest Expense
     Interest expense increased approximately $1.5 million for the first nine months of 2005 compared to the first nine months of 2004. This increase was principally due to an increase in average outstanding debt and a 24 basis point increase in average interest rates due to the continued increase in variable rates during 2004 and 2005. The increase in debt outstanding includes a $5.3 million increase related to the consolidation of our mat manufacturing operations as a result of our purchase of the remaining 51% interest in these operations in the second quarter of 2005 and a $4.2 million increase related to the assumption of a lease in January 2005 from a joint venture which supplied a portion of our wooden mats. The remainder of the increase is related to funding of working capital in our Mediterranean operations and funding of a portion of 2005 capital expenditures, including expenditures related to NEWS.
Provision for Income Taxes
     For the nine months ended September 30, 2005, we recorded an income tax provision of $7.3 million, reflecting an income tax rate of 32.4%. For the nine months ended September 30, 2004, we recorded an income tax provision of $2.6 million, reflecting an income tax rate of 38.0%. The lower effective rate in the third quarter of 2005 reflects the impact of favorable changes in estimates principally for certain foreign tax reserves due to favorable results of tax audits in a foreign jurisdiction.

Liquidity and Capital Resources
     Our working capital position was as follows at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004

Working Capital (000’s)	$160,028	$146,005
Current Ratio	2.59	2.85
     During the first nine months of 2005, our working capital position increased by $14.0 million. Net trade accounts receivable increased $32.0 million as of September 30, 2005, as compared to December 31, 2004. Annualized revenues as of the third quarter of 2005 were $557 million, as compared to $455 million as of the fourth quarter of 2004. For the quarter ended September 30, 2005, days sales in receivables increased by 6 days to 87 days, from 81 days in the fourth quarter of 2004. The increase in receivable days is considered temporary and we believe is primarily due to disruptions in mail services related to hurricanes Katrina and Rita.
     We anticipate that our working capital requirements for the remainder of 2005 and 2006 will increase with the anticipated growth in revenue. Some of the increase in working capital requirements should be offset by our continued focus on improving our collection cycle. However, we have the ability to supplement our operating cash flows with borrowings under our credit facility to fund the expected increase in working capital. We believe we have adequate capacity under our credit facility to meet these anticipated working capital needs.
     Cash generated from operations during the first nine months of 2005 totaled $18.8 million. This cash, along with increased borrowings of $5.4 million and proceeds from option exercises of $4.9 million, was used principally to fund net capital expenditures and investments of $25.2 million. Capital expenditures within our established business segments totaled $18.0 million, compared to $19.0 million in depreciation and amortization. We also invested $7.3 million in the first nine months of 2005 for acquisition of the first two water treatment systems and construction of related facilities. We anticipate that, except for acquisition costs of the water treatment systems and related facilities, the remainder of 2005 and 2006 capital expenditures will approximate annual depreciation and that we will fund capital expenditures with cash generated from operations.

     Our long term capitalization was as follows:

	September 30,	December 31,
(In thousands)	2005	2004

Long-term debt:
Senior subordinated notes	$125,000	$125,000
Credit facility	42,689	39,633
Barite facilities financing	12,292	13,229
Loma financing	3,520	—
Other, primarily mat financing	9,686	8,424

Total long-term debt	193,187	186,286
Stockholders’ equity	342,478	322,965

Total capitalization	$535,665	$509,251

Long-term debt to long-term capitalization	36.1%	36.6%

     The Senior Subordinated Notes accrue interest at the rate of 8 5/8%, require semi-annual interest payments and mature on December 15, 2007.
     On February 25, 2004, we converted our bank credit facility into an asset-based lending facility (the “Credit Facility”) that is secured by substantially all of our domestic assets and the assets of our domestic subsidiaries. The Credit Facility matures on February 25, 2007. Under the Credit Facility, we can borrow up to $15 million in term debt and $70 million in revolving debt, for a total of $85 million. At September 30, 2005, $9.6 million was outstanding under the term portion of the Credit Facility. Eligibility under the revolving portion of the Credit Facility is based on a percentage of our eligible consolidated accounts receivable and inventory, as defined in the Credit Facility. At September 30, 2005, the maximum amount we could borrow under the revolving portion of the Credit Facility was $70.0 million. At September 30, 2005, $13.9 million in letters of credit were issued and outstanding and $33.1 million was outstanding under the revolving portion of the Credit Facility, leaving $23.0 million of availability at that date. The Credit Facility bears interest at either a specified prime rate (6.75% at September 30, 2005), or the three-month LIBOR rate (4.02% at September 30, 2005), in each case plus a spread determined quarterly based upon a fixed charge coverage ratio. The weighted average interest rates on the outstanding balances under the credit facilities for the three months ended September 30, 2005 and 2004 were 6.4% and 4.4%, respectively. The weighted average interest rates on the outstanding balances under the credit facilities for the nine months ended September 30, 2005 and 2004 were 6.3% and 4.7%, respectively.
     The Barite Facilities Financing is a $15 million term loan facility that bears interest at one-month LIBOR plus 3.75% (7.4% at September 30, 2005) payable monthly, and matures August 1, 2009. Principal payments are required monthly based on an amortization period of 12 years, with a balloon payment at the maturity date. The Barite Facilities Financing is collateralized by our four barite facilities. At September 30, 2005, $13.5 million was outstanding under this agreement.

     The Credit Facility and the Barite Facilities Financing contain a fixed charge coverage ratio covenant and a tangible net worth covenant. As of September 30, 2005, we were in compliance with the covenants contained in these facilities. The Notes do not contain any financial covenants; however, if we do not meet the financial covenants of the Credit Facility and are unable to obtain an amendment from the banks, we would be in default of the Credit Facility which would cause the Notes to be in default and immediately due. The Notes and the Credit Facility also contain covenants that significantly limit the payment of dividends on our common stock.
     In June 2005 we entered into a secured financing facility which provides $8 million in financing for wooden mat additions. At September 30, 2005, we had borrowed $4.5 million under the facility. Principal payments totaling approximately $97,000 are required monthly for 48 months. Interest based on one-month LIBOR plus 3.45% is also payable monthly.
     Ava, S.p.A (“Ava”), our European drilling fluids subsidiary maintains its own credit arrangements, consisting primarily of lines of credit with several banks, with the lines renewed on an annual basis. Advances under these credit arrangements are typically based on a percentage of Ava’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was approximately 6% at September 30, 2005. As of September 30, 2005, Ava had a total of $10.8 million outstanding under these facilities. We do not provide a corporate guaranty of Ava’s debt.
     At December 31, 2004, we had issued a guarantee for certain lease obligations of a joint venture which supplied a portion of our wooden mats on a day rate leasing basis (“MOCTX”). The amount of this guarantee as of December 31, 2004 was $4.2 million. In January 2005, MOCTX was dissolved and we took possession of the underlying assets and assumed the obligations under the leases. We recorded these leases as capital leases in accordance with FAS 13. At September 30, 2005, $2.3 million was outstanding under these capital leases.
     On April 18, 2005, we acquired OLS Consulting Services, Inc. (“OLS”) in exchange for a net cash payment of $840,000. We also incurred direct acquisition costs of approximately $57,000. The principal assets of OLS included patents licensed to The Loma Company, LLC (“LOMA”), the manufacturer or our composite mats, for use in the manufacture of composite mats, a note receivable from LOMA and OLS’ 51% membership interest in LOMA. As a result of the acquisition of OLS, through two of our subsidiaries, we also own 100% of LOMA and have consolidated the balance sheet and results of operations of LOMA with our financial statements. The effect on our consolidated balance sheet was as follows (in thousands):

Current assets, net of cash acquired	$467
Property, plant and equipment	15,585
Intangible assets — patents (10 - 18 year lives)	4,582
Accrued liabilities	(19)
Current and long-term debt	(5,284)
Payable to Newpark	(14,491)

Cash purchase price, net of cash acquired	$840

     In consolidation, the payable to Newpark was eliminated primarily against other assets.
     At September 30, 2005, we had issued a $5.3 million guarantee of certain debt obligations of LOMA supported by a letter of credit issued under the Credit Facility. These underlying debt obligations of LOMA require monthly escrow payments of principal of $147,000, interest and letter of credit fees payable monthly based on a variable rate, which approximated 6.5% at September 30, 2005, and mature in December 2008. Beginning in September 2004 and during the course of the LOMA bankruptcy proceedings, we made debt service payments on behalf of LOMA in connection with our guarantee that totaled approximately $2.0 million through the date of the acquisition and are included in the intercompany liability balance noted above. Since our guarantee is secured by a letter of credit and declines with each payment, availability under our Credit Facility has not been impacted by debt service payments made to date and will not be impacted by future payments. We are presently working with the Credit Facility lenders to refinance LOMA’s debt obligations and expect this refinancing to be completed in the fourth quarter of 2005.
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
     As permitted by FAS 123, we currently account for stock-based compensation using Accounting Principles Board (“APB”) 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of FAS 123(R) may have a material impact on our results of operations. However, we cannot predict the ultimate impact of adoption of FAS 123(R) at this time because the impact will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123(R) in prior periods, the impact for the three and nine months ended September 30, 2005 and 2004, would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from changes in interest rates and changes in foreign currency rates. We do not believe that we have a material exposure to market risk. Historically, we have not entered into derivative financial instrument transactions to manage or reduce market risk or for speculative purposes. However, during the quarter ended March 31, 2005, we did enter into a foreign currency forward contract arrangement. A discussion of our primary market risk exposure in financial instruments and the foreign currency forward contract are discussed below.
Interest Rate Risk
     Our policy historically has been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At September 30, 2005, we had total debt outstanding of $213.7 million, of which $125 million, or 58%, is our Senior Subordinated Notes (the “Notes”), which bear interest at a fixed rate of 8.625%. The remaining $88.7 million of debt outstanding at September 30, 2005 bears interest at a floating rate. At September 30, 2005, the weighted average interest rate under our floating-rate debt was approximately 6.4%. A 200 basis point increase in market interest rates during 2005 would cause our annual interest expense to increase approximately $1.1 million, net of taxes, resulting in a $0.01 per diluted share reduction in annual earnings.
     The Notes mature on December 15, 2007. There are no scheduled principal payments under the Notes prior to the maturity date. However, all or some of the Notes may be redeemed at a premium after December 15, 2002. We have no current plans to repay the Notes ahead of their scheduled maturity.
Foreign Currency
     Our principal foreign operations are conducted in Canada and in areas surrounding the Mediterranean Sea. We have foreign currency exchange risks associated with these operations, which are principally conducted in the functional currency of the jurisdictions in which we operate. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we have entered into transactions denominated in a currency other than our local currencies, because the dollar amount of these transactions has not warranted our using hedging instruments. However, during the quarter ended March 31, 2005, our Canadian subsidiary committed to purchase approximately $2.0 million of barite from one of our U.S. subsidiaries and we entered into a foreign currency forward contract arrangement to reduce the exposure to foreign currency fluctuations related to this commitment. The forward contract requires that the Canadian subsidiary purchase approximately $2.0 million U.S. dollars at a contracted exchange rate of 1.2496 over a two year period. At September 30, 2005, the fair value of this forward contract represents a loss of approximately $108,000.
     During the three and nine months ended September 30, 2005, we reported foreign currency gains of $352,000 and $344,000, respectively. During the three and nine months ended September 30, 2004, we reported foreign currency losses of $76,000 and $217,000, respectively. These transactional losses were primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including intercompany advances which are deemed to be short-term in nature.

We estimate that a hypothetical 10% movement of all applicable foreign currency exchange rates would affect annual earnings by approximately $500,000, due to the revaluing of these monetary assets and intercompany balances.
     Assets and liabilities of our foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive income or loss in the stockholders’ equity section of our balance sheet. Included in comprehensive income are translation gains of $1.9 million and $1.7 million for the three and nine month periods ended September 30, 2005, respectively. Included in comprehensive income are translation losses of $445,000 and $788,000 for the three and nine month periods ended September 30, 2004, respectively. As of September 30, 2005, net assets of foreign subsidiaries included in our consolidated balance sheet totaled $38.4 million. We estimate that a hypothetical 10% movement of all applicable foreign currency exchange rates would affect other comprehensive income by approximately $3.8 million.
Fair Value of Financial Instruments
     The fair value of cash and cash equivalents, net accounts receivable, accounts payable and variable rate debt approximated book value at September 30, 2005. The fair value of the 8.625% Notes totaled $123.9 million at September 30, 2005. The fair value of the Notes has been estimated based on quotes from the lead broker.
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
     Not applicable.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
ITEM 3. Defaults Upon Senior Securities
     Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
     Not applicable
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
Date: November 8, 2005

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