Form 10-K
period 2005-12-31
NEWPARK RESOURCES INC
filed 2006-03-14
CIK 71829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005	Commission File No. 1-2960
Newpark Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1123385
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3850 N. Causeway, Suite 1770
Metairie, Louisiana	70002
(Address of principal executive offices)	(Zip Code)
(504) 838-8222
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $0.01 par value	New York Stock Exchange
8-5/8% Senior Subordinated Notes due 2007, Series B	New York Stock Exchange
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2005, was $614.3 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.
     As of March 6, 2006, a total of 89.3 million shares of Common Stock, $0.01 par value per share, were outstanding.

Documents Incorporated by Reference
     Pursuant to General Instruction G(3) to this form, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 7, 2006.

NEWPARK RESOURCES, INC.
INDEX TO ANNUAL REPORT FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Note:	The responses to Items 10, 11, 12, 13 and 14 will be included in the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held June 7, 2006. The required information is incorporated into this Annual Report on Form 10-K by reference to such document and is not repeated here.

Statements we make in this Annual Report on Form 10-K which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the heading “Cautionary Statement Concerning Forward-Looking Statements” which follows and in Item 1A, “Risk Factors,” in Part I of this Annual Report.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
          The Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified below, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.
          We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report might not occur.
          Among the risks and uncertainties that could cause future events and results to differ materially from those anticipated by us in the forward-looking statements included in this Annual Report are the following:
•	a material decline in the level of oil and gas exploration and production and any reduction in the industry’s willingness to spend capital on environmental and oilfield services;

•	material changes in oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital;

•	changes in domestic and international political, military, regulatory and economic conditions;

•	a rescission or relaxation of government regulations affecting exploration and production (“E&P”) and NORM waste disposal;

•	changes in existing regulations related to E&P and NORM waste disposal;

•	failure of our patents or other proprietary technology to prevent our competitors from developing substantially similar technology, which would reduce any competitive advantages we may have from these patents and proprietary technology;

•	failure to maintain material rights related to the proprietary water treatment technology;

•	continual and rapid technological developments;

•	the highly competitive nature of our business;

•	failure of our acquisitions to achieve sales and profitability levels that justify our investment in them, which could result in these businesses placing downward pressure on our margins or our disposing of these businesses at a loss;

•	unavailability of critical supplies or equipment in the oil and gas industry and personnel trained to operate this equipment;

•	failure to gain continued acceptance or market share for our products and services, including our DeepDrill™ and FlexDrill™ technology, our Dura-Base™ and Bravo™ mats and the proprietary water treatment technology we are using;

•	inability to continue maintenance of the necessary permits to operate our non-hazardous waste disposal wells;

•	adverse weather conditions that could disrupt drilling operations and reduce the demand for our services;

•	failure to comply with any of the numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our business, or changes in these regulations and policies;

•	exposure to potential environmental or regulatory liability, which could require us to pay substantial amounts with respect to these liabilities, including costs to clean up and close contaminated sites;

•	inability to maintain adequate insurance against risks in our business at economical rates;

•	social, political and economic situations in foreign countries where we operate, including compliance with a wide variety of complex foreign laws, treaties and regulations, unexpected changes in regulatory environments, inadequate protection of intellectual property, legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers;

•	consequences of significant changes in interest rates and currency exchange rates; and

•	our ability to retire or refinance our long-term debt at or before its maturity, which could be affected by conditions in financial markets or our own financial condition at that future time, and our ability to obtain any replacement long-term financing on terms as favorable to us as under our current financing.
          For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in Item 1A of this Annual Report on Form 10-K.
PART I
ITEM 1. Business
General
     Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In April 1991, we changed our state of incorporation to Delaware. We provide, either individually or as part of a comprehensive package, the following products and services:
•	drilling fluids, associated engineering and technical services;

•	mat and integrated services; and

•	processing and disposing of E&P waste and non-hazardous industrial wastes.
     We provide these products and services principally to the oil and gas exploration and production (“E&P”) industry in the U.S. Gulf Coast, west Texas, the U.S. Mid-continent, the U.S. Rocky Mountains, Canada, Mexico and areas of Europe and North Africa surrounding the Mediterranean Sea. We will also be introducing our products and services in Brazil beginning in 2006.
     In early 2005 we announced the formation of Newpark Environmental Water Solutions, LLC (“NEWS”), through which we have started to commercialize in the United States and Canada the ARMEL Activator technology, a patented and proprietary technology owned by a Mexican company controlled by one family (the “Mexican Group”). This new technology employs principles of sonochemistry to remove dissolved solids from wastewater. Since 2003, we have operated under a Memorandum of Understanding with the Mexican Group, which contemplates that we will enter into an exclusive license for the technology and purchase proprietary equipment and services from a company controlled by the Mexican Group and pay to the Mexican Group, or a company it controls, a royalty based on net income from use of the technology. To date, although we are working and negotiating with the Mexican Group, this arrangement has not been finalized. During 2005, with the cooperation of the Mexican Group, we implemented the first application of this technology at our produced water disposal facility serving the Jonah and Pinedale fields of Wyoming. In addition, we obtained our first contract for application of the technology to facilitate beneficial reuse of wastewater from coal bed methane production near Gillette, Wyoming. We believe that the technology has application in other markets as well and are actively investigating its application to the water processing needs arising from production of oil in the Canadian oil sands market.
     Our principal executive offices are located at 3850 North Causeway Boulevard, Suite 1770, Metairie, Louisiana 70002. Our telephone number is (504) 838-8222. You can find more information about us at our Internet website located at www.newpark.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on or through our Internet website as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC.
     Following is a summary of the industry fundamentals in the markets we serve and our business strategies. We have also included a discussion of our business segments, including a description of the products and services we offer. Segment and geographic financial information appears in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note Q.”
     When referring to “Newpark” and using phrases such as “we,” “us” and “our,” our intent is to refer to Newpark Resources, Inc. and its subsidiaries as a whole or on a segment basis, depending on the context in which the statements are made.
Industry Fundamentals
     Historically, several factors have driven demand for our services, including: (i) commodity pricing of oil and gas; (ii) oil and gas E&P activity and the trend toward deeper drilling; (iii) the desire to drill in more environmentally difficult areas; (iv) use of increasingly complex drilling techniques that tend to generate more waste; and (v) increasing environmental regulation of E&P waste.
     Demand for most of our services is related to the level, type, depth and complexity of oil and gas drilling. The most widely accepted measure of activity is the Baker-Hughes Rotary Rig Count. Late in 1997, the number of drilling rigs working in the U.S. Gulf Coast region reached the highest level since 1990. It then began a precipitous decline that culminated in mid-1999 at the lowest level in over 50 years. From that bottom in 1999, activity rebounded during 2000 and early 2001, reaching a peak comparable to the 1997 period in July 2001. Since that date, the average rig activity in the U.S. Gulf Coast market declined about 25% and was relatively stable at about that level through 2005. In 2005, high commodity prices for oil and gas resulted in an improvement in this indicator.
     The shallower reserves available in the historic gas-producing basins of the United States are approaching full development and the economic potential of remaining prospects appears to be declining. Many operators have begun to shift the focus of their drilling programs towards deeper geologic structures. We believe that improved application of technological advances, such as computer-enhanced interpretation of three-dimensional seismic data and improved rig capacity, drilling tools and fluids, which facilitate faster drilling, will help reduce the risk and cost of finding oil and gas and are important factors in the economics faced by the industry. These advances have increased the willingness of exploration companies to drill in coastal marshes and inland waters where access is expensive, and to drill deeper wells in many basins. These projects rely heavily on services such as those that we provide.

     In other areas, including the Mid Continent and the Rockies, deep shales and other hard rock formations of limited permeability are being exploited with advanced fracture stimulation technology that facilitates production of natural gas from these formations. Newpark provides drilling fluids systems that accelerate penetration of these formations, thus reducing total well cost.
     The 2000-2001 peak activity level was marked by record high utilization of available rigs, personnel and support equipment. This was exacerbated by the trend toward deeper drilling which carried inherently higher risks of both economic and physical failure. At the limits of service industry capacity, efficiency declined. In addition, little incremental volume of hydrocarbons was discovered at much higher incremental cost. This became evident in the published financial results of E&P operators active in the U.S. Gulf Coast market. Influenced by the poor performance in this market, E&P operators began to focus on other exploration opportunities in the United States. Since late 2001, the percentage of total U.S. drilling activity represented by the Gulf Coast market has continually declined, dropping from 35.9% to less than 15% in December 2005. The net effect is that following the late 2001 collapse in activity levels, the Gulf Coast market activity has declined approximately 33% and has not participated in the resurgence of drilling activity that has occurred in other markets throughout the United States since the first quarter of 2002.
     The oilfield market for environmental services has grown due to increasingly stringent regulations that restrict the discharge of E&P wastes into the environment. Effective February 19, 2002, the U.S. Environmental Protection Agency (the “EPA”) published new regulations significantly limiting discharges of drilling wastes contaminated with synthetic-based mud (“SBM”) into the offshore Gulf of Mexico. These new regulations have had a material effect on the industry’s disposal practices in the offshore market. Louisiana, Texas and other states have enacted comprehensive laws and regulations governing the proper handling of E&P waste and naturally occurring radioactive material (“NORM”). Regulations have also been proposed in other states. As a result, waste generators and landowners have become increasingly aware of the need for proper treatment and disposal of this waste in both drilling new wells and remediating production facilities.
     As the search for new and increased sources of energy expands to new geographic markets and as the EPA discharge limitations in those markets tighten, operators are seeking new and improved methods of managing waste streams created in exploration and production. These discharge permit limitations have in many instances hampered the production of oil and gas in several markets that are of increasing importance to U.S. energy supplies, including the Jonah-Pinedale trend in southwestern Wyoming and the coal bed methane trend in the north central part of that state. Through our relationship with the Mexican Group, we have begun to apply proprietary and patented water technology to serve these markets and will seek opportunities to apply it to other markets, including opportunities in the Canadian oil sands.
Business Strategy
     Following are the principal components of our business strategy:
•	Continue to broaden our geographic and customer markets. From a 1997 U.S. Gulf Coast base, we have expanded geographically, and today we operate in west Texas, the U.S. Mid-continent, the U.S. Rocky Mountains, Canada, Mexico and areas of Europe and North Africa surrounding the Mediterranean Sea. We continue to broaden geographically and announced in October 2005 that we executed a memorandum of understanding to form a new company that will provide drilling fluids products and services in Brazil, in partnership with a well-established Brazilian company. With the development of new technologies, we continue striving to broaden our customer base to markets outside the oil and gas E&P industry.

•	Be a leader in technical drilling fluids products. Our strategy is to distinguish our fluids sales and engineering segment from our competitors’ services by providing our customers with innovative engineering software and analysis systems and solutions used to develop drilling fluids programs that maximize the probability of drilling success. Our ability to provide high-performance and environmentally safe systems, products and services will play a major role in preventing or solving our customers’ drilling problems, while also reducing their total cost to drill a well.

•	Further develop the market for our composite mat products. In 2005, we completed the acquisition of the third-party ownership in our Dura-BaseTM mat manufacturing facility. We are now implementing several improvements to that product family based on our experience with rental and sales of this product.

•	Develop new water processing technology into a commercially viable business unit. We are working to develop and commercialize the Mexican Group’s patented and proprietary water treatment technology to treat wastewater from E&P streams, and test results indicate that it could be useful in many oilfield and industrial applications.
     We believe the following business strengths will help us to execute our strategy:
•	Proprietary Products and Services. Over the past 15 years, we have acquired, developed, and improved our access to patented or proprietary technology and know-how, which has enabled us to provide innovative and unique solutions to oilfield construction and waste disposal problems. We have developed and expect to continue to introduce similarly innovative products in our drilling fluids business. We believe that increased customer acceptance of our proprietary products and services will enable us to take advantage of upturns in drilling and production activity. These proprietary products and services include our high-performance water-based fluids systems, patented mats, waste injection technology and proprietary waste water processing technology.

•	Low Cost Infrastructure. We have assembled a low cost infrastructure to receive and process E&P waste in the U.S. Gulf Coast region that includes strategically located transfer stations for receiving waste, a large fleet of barges for cost-efficient transportation of waste and geologically-secure injection disposal sites.

•	Experience in the Regulatory Environment. We believe that our operating history provides us with a competitive advantage in the highly regulated oilfield waste disposal business. As a result of working closely with regulatory officials and citizens’ groups, we gained acceptance for our proprietary injection technology and received a series of permits for our disposal facilities, including a permit received in 1996 allowing the disposal of NORM at our Big Hill, Texas facility. These permits enable us to expand our business and operate cost-effectively. We believe that our proprietary injection method is superior to alternative methods of disposing of oilfield wastes, because injection provides greater assurance that the waste is permanently isolated from the environment and will not contaminate adjacent property or groundwater. We further believe that increasing environmental regulation and activism will inhibit the widespread acceptance of other disposal methods and the permitting of additional disposal facilities. This experience and reputation has allowed us to broaden our permit authority and enter new markets in the waste business. Through our use of wash water recycling equipment, we also assist our customers in meeting waste reduction regulations by reducing the total number of waste barrels we dispose.

•	Experienced Management Team. Our executive and operating management team has built and augmented our capabilities over the years, allowing us to develop a base of knowledge and a unique understanding of the drilling fluids, oilfield construction and waste disposal markets. Our executive and operating management team has an average of 25 years of industry experience and an average of 14 years with us. We have strengthened our management team by retaining key management personnel of the companies we have acquired and by attracting additional experienced personnel.
Business Segments
     Fluids Sales and Engineering
     Our drilling fluids business offers unique solutions to highly technical drilling projects involving complex subsurface conditions, such as horizontal drilling, geographically deep drilling or deep water drilling. These projects require constant monitoring and critical engineering support of the fluids system during the drilling process. We sell drilling fluids products and services to the U.S. Gulf Coast market, west Texas, the U.S. Mid-continent, the U.S. Rocky Mountains, western Canada and in areas of Europe and North Africa adjacent to the Mediterranean Sea.
     We own the patent rights to a family of high-performance, water-based products, which we market as the DeepDrill™ and FlexDrill™ systems. These systems include up to 10 proprietary performance-enhancing components, each formulated for environmental protection. DeepDrill™ and FlexDrill™ systems can provide improved penetration rates, superior lubricity, torque and drag reduction, shale inhibition, solids management, minimized hole enlargement and enhanced ability to log results and utilize measurement tools. This technology also led to the development of our NewPhase TM product, a component of our water-based product line, which is used to create high performance fluid systems tailored to the drilling problems created by the reactive shale strata encountered in the Mid-Continent region.
     The service infrastructure that enables us to participate in the drilling fluids market includes our industrial minerals grinding capacity for barite, a critical raw material for drilling fluids operations. We grind barite and other industrial minerals at facilities in Channelview and Corpus Christi, Texas, New Iberia and Morgan City, Louisiana, and Dyersburg, Tennessee. We also have a contract grinding agreement under which a contract mill in Brownsville, Texas, grinds raw barite supplied by us for a fixed fee. We use the resulting products in our drilling fluids business and we sell them to industrial users. We also sell a variety of other minerals, principally to industrial markets, from our main plant in Channelview, Texas, and from the plant in Dyersburg, Tennessee.
     Mat and Integrated Services
     We provide mats to the oil and gas industry to ensure all-weather access to E&P sites in the unstable soil conditions common along the onshore Gulf of Mexico and Western Canada. We use both a patented interlocking wooden mat system and the Dura-BaseTM composite mat system. We also install access roads and temporary work sites for pipeline, electrical utility and highway construction projects where soil protection is required by environmental regulations or to assure productivity in unstable soil conditions. We have supplied mats on a temporary basis for non-oilfield projects nationwide and are working to broaden the customer base and expand this aspect of our business.
     Since 1988, we have used a patented prefabricated interlocking wooden mat system for constructing drilling and work sites, which replaced the labor-intensive individual hardwood boards used for that purpose. In 1994, we began looking for other products that could substitute for wood in the mats. In 1997, we formed a joint venture to manufacture our Dura-BaseTM composite mat, which is lighter, stronger and more durable than the wooden mats then in use. The manufacturing facility was completed in the third quarter of 1998 and immediately began producing the new composite mats. In May 2003, production was suspended due to our high inventory level and low third party sales volume resulting from weak market conditions. In 2005, we completed the acquisition of the third-party ownership in the manufacturing facility and consolidated all our composite mat manufacturing and sales activity into a new operating company, Composite Mat Solutions, LLC. We believe that this specialized and focused organization, which holds a number of patents, will provide improved financial performance from the investment that we have made to date in this product line.
     We continue to develop the worldwide market for our Dura-Base™ composite mat system. Our marketing efforts for this product remain focused in eight principal oil and gas industry markets: Canada, Alaska and the Arctic, Russia, the Middle East, South America, Mexico, Indonesia and the U.S. utilities markets. We have completed sales of mats in all of these markets. In addition, we are continuing to develop a mat rental business in Mexico. We also believe these mats have worldwide applications outside our traditional oilfield market, primarily in infrastructure construction, particularly for maintenance and upgrades of electric utility transmission lines, and as temporary roads for movement of oversized or unusually heavy loads.
     In addition, we continue marketing the BravoTM mat system, a unit that weighs approximately 50 pounds and can be installed readily by an individual without the need for mechanical assistance. This mat system has been designed specifically for personnel applications, including exits, temporary event surfaces, walkways, tent flooring and similar applications that call for a lightweight, readily moveable product.
     As increasingly stringent environmental regulations affecting drilling and production sites are promulgated and enforced, the scope of services required by oil and gas companies has increased. Often it is more efficient for site operators to contract with a single company that can provide all-weather site access and provide the required onsite and offsite environmental services on a fully integrated basis. We provide a comprehensive range of services necessary for our customers’ oil and gas E&P activities. These services include:
•	site assessment;

•	oilfield construction services, including hooking-up and connecting wells, installing production equipment and maintaining the production site and facilities during the life of the well;

•	waste pit design, construction and installation;

•	regulatory compliance assistance; and

•	site remediation and closure.
     E&P Waste Disposal
     We process and dispose of E&P waste generated by our customers. We operate seven receiving and transfer facilities located along the U.S. Gulf Coast, from Venice, Louisiana, to Corpus Christi, Texas. Waste products are collected at the transfer facilities from three distinct E&P markets: offshore, land and inland waters. In addition, we occasionally receive waste from remediation of production facilities in these markets. A fleet of 48 double-skinned barges certified by the U.S. Coast Guard to transport E&P waste supports these facilities. Waste received at the transfer facilities is moved by barge through the Gulf Intracoastal Waterway to our processing and transfer facility at Port Arthur, Texas, and if not recycled, is trucked to injection disposal facilities at Fannett, Texas.
     We recycle the wash water we use in our cleaning processes at our transfer facilities, which reduces the total number of waste barrels we dispose and, therefore, reduces the volume of waste for which our customers are responsible. We also recycle a portion of the material received and deliver it to municipal landfill facilities for application as a commercial product. Our reuse product is utilized at either the City of Port Arthur Municipal Landfill or the City of Beaumont Municipal Landfill as cover or construction material pursuant to contracts with these cities. We also have developed alternative uses for the product as road base material or construction fill material. This reuse product meets all EPA specifications for reuse. Approximately 25% to 30% of the total waste that we received has been processed for reuse in this manner. The remaining material is injected, after further processing, into environmentally secure geologic formations, effecting a permanent isolation of the material from the environment. During 2003, we opened a facility in Wyoming to serve the disposal needs of exploration and production companies in the Jonah-Pinedale area of Wyoming.
     Since 1993, we have developed and used proprietary technology to dispose of E&P waste by low-pressure injection into unique geologic structures deep underground. In December 1996, we were issued patents covering our waste processing and injection operations. Our injection technology is distinguished from conventional methods in that it utilizes very low pressure, typically less than 100 pounds per square inch (“psi”), to move the waste into the injection zone. Under a permit from the Texas Railroad Commission, we currently operate a 50-acre injection well facility in the Big Hill Field and a facility at a 400-acre site near Fannett, both located in Jefferson County, Texas. The Fannett site was placed in service in September 1995 and is our primary facility for disposing of E&P waste. We subsequently acquired several additional injection disposal sites and now have an inventory of approximately 1,250 acres of injection disposal property in Texas and Louisiana. We believe that our injection technology is the most environmentally safe and cost-effective method for disposing of oilfield wastes offsite and that this technology is suitable for disposing of other types of waste. We completed and began operating a non-hazardous industrial waste injection disposal facility in 1999.
     Since 1994, we have been licensed to process E&P waste contaminated with naturally occurring radioactive material, or NORM. (For more information on NORM, please refer to the discussion under Environmental Regulation beginning on page 13.) We currently operate under a license that authorizes us to directly inject NORM into dedicated disposal wells at our Big Hill, Texas, facility. This is the only offsite facility in the U.S. Gulf Coast licensed for this purpose. Recent regulatory changes in the United States have begun to restrict the permissible concentration of NORM in drinking water and other aqueous streams classified as industrial wastes. We are pursuing expanded license authority to accommodate these industrial NORM wastes at our facility. We have filed a radioactive material license application with the Texas Commission of Environmental Quality.
     Our non-hazardous industrial waste facility uses the same waste disposal technology we use for E&P waste and NORM waste disposal. We receive non-hazardous industrial waste principally from generators in the U.S. Gulf Coast market. Those generators include refiners, manufacturers, service companies and municipalities that produce waste that is not regulated under The Resource Conservation and Recovery Act. We believe we can effectively serve the market that extends from Baton Rouge, Louisiana to Houston, Texas from the current facility located near the Texas-Louisiana border.
     We provide environmental services to the drilling and production industry in Canada, primarily using composting technology. In eastern Canada, these services are performed at our own facilities. The customer-generated waste is mixed with wood chips and a proprietary recipe of water and nutrients and allowed to compost until the contaminants are naturally biodegraded below regulatory thresholds. Once remediation is completed, the remaining compost is returned to the customer for spreading and reseeding with native vegetation on their property. This technology is also being used in other markets, including Wyoming.
     In 2005, through our relationship with the Mexican Group, we have begun commercial application of its patented and proprietary water treatment technology facilitating the removal of dissolved solids from liquid streams. We believe that due to its advanced capabilities this technology has significant operating advantages over other currently available methods and yields a competitive advantage in areas faced with rigorous discharge limitations. Our first priority for development of this new product line has been treatment of production water from the E&P operations of our existing customers. We have applied the technology at our produced water disposal facility serving the Jonah-Pinedale area. In February 2005, we announced the first contract award for application of this technology to facilitate beneficial reuse of wastewater from coal bed methane production near Gillette, Wyoming. In addition, we believe that this technology will have a particularly beneficial application in dealing with the water purification and recycling challenges facing oil producers active in Canada’s oil sands market.
Raw Materials
     We believe that our sources of supply for materials and equipment used in our drilling fluids business are adequate for our needs. We are not dependent upon any one supplier. Our specialty milling company is our primary supplier of barite used in our drilling fluids business. We also obtain barite from third-party mills under contract grinding arrangements. The mills obtain raw barite ore under supply agreements from foreign sources, primarily China and India. Due to the lead times involved in obtaining barite ore, we maintain a 90 day or greater supply of barite at the grinding facilities at all times. We obtain other materials used in the drilling fluids from various third party suppliers. We have encountered no serious shortages or delays in obtaining any raw materials, and we do not currently anticipate any shortages or delays.
     We obtain certain chemical compounds under long-term supply contracts with various chemical manufacturers, and we believe that we could arrange suitable supply agreements with other manufacturers if current suppliers became unable to provide the products in sufficient quantities.
     The resins, chemicals and other materials used to manufacture composite mats are widely available.
     We acquire the majority of our hardwood needs in our mat business from our own sawmill. We obtain the hardwood logs from loggers who operate close to the mill. Logging generally is conducted during the drier weather months of July through November. During this period, inventory at the sawmill increases significantly for use throughout the remainder of the year.
Patents and Licenses
     We seek patents and licenses on new developments whenever feasible. In our drilling fluids business, we have obtained patents on many of the components utilized in our DeepDrillTM and FlexDrill™ fluids systems and own the patent on the primary components and a number of related products. In our mat business, we have the exclusive, worldwide licenses for the life of the respective patents to use and sell the wooden mats that we use in our site preparation business. The licensor of the wooden mats continues to fabricate the mats for us and has the right to sell mats in locations where we are not engaged in business, but only after giving us the opportunity. The wooden mat licenses are subject to conditions for maintaining exclusivity, which we can satisfy by purchasing specified quantities of mats annually from the licensor. We also have obtained the patents to fabricate our composite mats. On December 31, 1996, we were granted a U.S. patent on our E&P waste and NORM waste processing and injection disposal system. The patent expires in 2013.
     Using proprietary technology and systems is an important aspect of our business strategy. For example, we rely on a variety of unpatented proprietary technologies and know-how to process E&P waste. Although we believe that this technology and know-how provide us with significant competitive advantages in the environmental services business, others have successfully developed and marketed competitive products and services. We believe that our reputation in our industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements are of equal or greater competitive significance than our existing proprietary rights.
Customers
     Our customers are principally major and independent oil and gas E&P companies operating in the markets that we serve. During the year ended December 31, 2005, approximately 39% of our revenues were derived from 20 major customers. No one customer accounted for more than 10% of our consolidated revenues. Given current market conditions and the nature of the products involved, we do not believe that the loss of any single customer would have a material adverse effect on our business.
     We perform services either under short-term standard contracts or under longer term negotiated agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant.
     We do not derive a significant portion of our revenues from government contracts of any kind.
Competition
     We operate in several niche markets where we are a leading provider of services. In our E&P waste business, we often compete with our major customers, who continually re-evaluate the decision to use internal disposal methods or a third-party disposal company, such as Newpark. We also compete in this business with several small, independent companies who generally serve specific geographic markets. The markets for our mat and integrated services business are fragmented and competitive, with five or six small competitors providing various forms of wooden mat products and services. No competitors provide a product similar to our composite mat system. In the drilling fluids business, we face competition from larger public companies that have broader geographic coverage.
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
Employees
     At January 31, 2005, we employed 1,732 full and part-time personnel, none of which are represented by unions. We consider our relations with our employees to be satisfactory.
Environmental Regulation
     We seek to comply with all applicable regulatory requirements concerning environmental quality. We derive a significant portion of our revenue from environmental services provided to our customers. These services have become necessary in order for our customers to comply with regulations governing discharge of materials into the environment. Although we intend to make capital expenditures to expand our environmental services capabilities in response to customers’ needs, we believe that we are not presently required to make material capital expenditures to remain in compliance with federal, state and local provisions relating to protecting the environment. No material expenditures for environmental protection or compliance were made during 2005.
     We deal primarily with E&P waste, NORM, E&P waste containing NORM and nonhazardous industrial waste in our waste disposal business. These wastes are generally described as follows:
     E&P Waste. E&P waste typically contains levels of oil and grease, salts, dissolved solids and heavy metals exceeding concentration limits defined by state regulations. E&P waste also includes soils that have become contaminated by these materials. In the environment, oil, grease and salts can disrupt the food chain and regulatory authorities have determined that they are harmful to plant and animal life. Heavy metals are toxic and can become concentrated in living tissues.
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
     Our business is affected both directly and indirectly by governmental regulations relating to the oil and gas industry in general, as well as environmental, health and safety regulations that have specific application to our business. We also handle, process and dispose of nonhazardous regulated materials that are not generated from oil and gas activities. Our activities are impacted by various federal, state and provincial pollution control, health and safety programs that are administered and enforced by regulatory agencies, including, without limitation, the U.S. Environmental Protection Agency (“EPA”), the U.S. Coast Guard, the U.S. Army Corps of Engineers, the U.S. Department of Transportation, the U.S. Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Texas Department of Health, the Texas Railroad Commission, the Louisiana Department of Environmental Quality, the Louisiana Department of Natural Resources, the Wyoming Department of Environmental Quality, the Wyoming Oil & Gas Conservation Commission, the Oklahoma Corporation Commission, the Oklahoma Department of Environmental Quality, the Mississippi State Oil & Gas Board, the Mississippi State Department of Health, the Mississippi Department of Environmental Quality, Environment Canada, the Alberta Energy and Utilities Board, and the Canada-Nova Scotia Offshore Petroleum Board. These programs are applicable or potentially applicable to our current operations. Although we intend to make capital expenditures to expand our environmental services capabilities in response to customers’ needs, we believe that we are not presently required to make material capital expenditures to remain in compliance with federal, state and local provisions relating to protecting the environment.

Risk Management and Insurance
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
     We also employ a corporate-wide web-based environmental management system. This system is ISO14001 compliant. ISO standards are a series of voluntary standards pertaining to environmental compliance developed by the International Organization for Standardization, or ISO. These standards provide guidance for developing environmental management systems, referred to as EMS. EMS is composed of modules designed to capture information related to the planning, decision-making, and general operations of environmental regulatory activities within our operations. We also use EMS to capture the information generated by regularly scheduled independent audits that are done to validate the findings of our internal monitoring and auditing procedures.
     We carry a broad range of insurance coverage that we consider adequate for protecting our assets and operations. This coverage includes general liability, comprehensive property damage, workers’ compensation, business interruption and other coverage customary in our industries; however, this insurance is subject to coverage limits, and certain policies exclude coverage for damages resulting from environmental contamination. We could be materially adversely affected by a claim that is not covered or only partially covered by insurance. We have no assurance that insurance will continue to be available to us, that the possible types of liabilities that may be incurred will be covered by our insurance, that our insurance carriers will meet their obligations or that the dollar amount of any liability will not exceed our policy limits.
ITEM 1A. Risk Factors
We derive a significant portion of our revenues from companies in the oil and gas exploration and production (“E&P”) industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and gas prices.
     Prices for oil and natural gas are volatile, and this volatility affects the demand for our services. A material decline in oil or natural gas prices or activities could materially affect the demand for our services and, therefore, our results of operations and financial condition. We may be impacted by changes in oil and gas supply and demand, which are generally affected by the following factors:
•	oil and gas prices;

•	expectations about future prices;

•	the cost to explore for, produce and deliver oil and gas;

•	the discovery rate for new oil and gas reserves;

•	the ability of oil and gas companies to raise capital;

•	domestic and international political, military, regulatory and economic conditions; and

•	government regulations regarding, among other things, environmental protection, taxation, price controls and product allocation.

     The potential fluctuations in the level of future oil and gas industry activity or demand for our services and products are difficult, if not impossible, to predict. There may be times when oil and gas industry activity or demand for our services may be less than expected.
Our operating results have fluctuated during recent years, and these fluctuations may continue, which may have an adverse effect on the market price of our common stock.
     We have experienced in the past, and may continue to experience in the future, fluctuations in our yearly and quarterly operating results. It is possible that we will not realize expected earnings growth and that earnings in any particular year or quarter will fall short of either a prior fiscal year or quarter or investors’ expectations. If this were to occur, the market price of our common stock would likely be adversely affected. The following factors, in addition to others not listed, may affect our operating results in the future:
•	fluctuations in the oil and gas industry;

•	competition;

•	the ability to manage and control our operating costs;

•	the rate and extent of acceptance of our new drilling fluids products and our new composite mats;

•	our ability to efficiently integrate and operate businesses that we have recently acquired; and

•	the ability to identify strategic acquisitions at reasonable prices.
We employ borrow funds as an integral part of our long-term capital structure. In an adverse industry cycle, we may not have sufficient cash flow from operations to meet our debt service requirements.
     As of December 31, 2005, we had approximately $185.9 million of long-term debt, and the current portion of our long-term debt was $12.7 million. In addition, as of this date we had $10.9 million of short-term foreign bank lines of credit outstanding. There is a risk that we may be unable to obtain sufficient cash flow from operations or obtain other financing in the future to repay this debt. For the year ended December 31, 2005, we had total interest expense of approximately $16.2 million. Our ability to meet our debt service requirements and comply with the covenants in our various debt agreements, including the indenture governing our senior subordinated notes, will depend on our future performance. This, in turn, is subject to the volatile nature of the oil and gas industry, and to competitive, economic, financial and other factors that are beyond our control. If we are unable to obtain sufficient cash flow from operations or obtain other financing in the future to service our debt, we may be required to sell assets, reduce capital expenditures or refinance all or a portion of our existing debt in order to continue to operate. We may not be able to obtain any additional debt or equity financing if and when needed, and the terms we may be required to offer for this additional debt or equity financing may not be as favorable as the terms we have been able to obtain in the past.
     Substantially all of our assets are encumbered to secure our credit facility, and the indenture governing our senior subordinated notes restricts our ability to incur additional debt. In particular, we may not incur additional debt unless the ratio of our net income before income taxes, interest expense and certain non-cash charges for the four preceding fiscal quarters, to our interest expense for the same four quarters, would be at least 2:1. In calculating this ratio, the additional debt is treated as if it had been incurred on the first day of the four quarter period, and several other adjustments required by the indenture are made. The principal exceptions to this restriction include our ability to:
•	refinance existing debt without increasing the amount of that debt;

•	incur up to $100,000,000 of debt under our credit facility or a replacement or refinancing of our credit facility;

•	issue bonds, letters of credit and similar items in the ordinary course of our business;

•	incur capitalized leases and obligations for the purchase of property not exceeding a total of $20,000,000; and

•	have outstanding at any time up to $25,000,000 of additional debt.
     As of December 31, 2005, not including amounts available under our credit facility, the refinance of existing debt and the issuance of bonds, letters of credit and similar items in the ordinary course of business, we could incur over $200 million of additional debt within the indenture restrictions.

We may not be able to comply with all of the restrictions imposed by the terms of our indebtedness and could be placed in default by our lenders.
     Both the indenture governing the terms of our senior subordinated notes and our credit facility contain restrictive covenants with which we may not be able to comply. Our credit facility also requires us to satisfy certain financial tests. If we were to breach these covenants or fail to satisfy these financial tests, all amounts owing, including accrued interest, under both our senior subordinated notes and our credit facility could be declared immediately due and payable. The lenders under the credit facility also could terminate all commitments under the credit facility and enforce their rights to their security interests on substantially all of our assets. In addition, a default under our credit facility could constitute a cross-default under the indenture, and a default under the indenture could constitute a cross-default under our credit facility.
     Our ability to comply with these restrictive covenants and satisfy these financial tests may be affected by events beyond our control. These events include changes in oil and gas E&P levels and industry conditions that affect our financing and capital needs. The indenture includes covenants limiting our ability to:
•	incur additional debt;

•	pay dividends and redeem capital stock;

•	make certain investments;

•	issue any capital stock of our subsidiaries;

•	create any liens or other restrictions affecting our subsidiaries;

•	issue any guarantees;

•	enter into transactions with any of our affiliates; and

•	sell assets, merge or consolidate.
We have high levels of fixed costs that may not be covered if there are any downturns in our business.
     Our business has high fixed costs, and downtime or low productivity due to reduced demand, weather interruptions, equipment failures or other causes can result in significant operating losses.
We have high levels of goodwill in relation to our total assets and stockholders’ equity as a result of acquisitions. This could have a significant impact on our results of operations and financial condition.
     As of December 31, 2005, we had approximately $116.8 million in costs in excess of net assets of businesses we acquired and identifiable intangible assets of $18.2 million. Our estimates of the values of these assets could be reduced in the future as a result of various factors beyond our control. Any reduction in the value of these assets would reduce our reported income and reduce our total assets and stockholders’ equity in the year in which the reduction is recognized. The $116.8 million balance of goodwill represents 17.8% of our total assets and 33.3% of our total stockholders’ equity as of December 31, 2005.
We may not be able to keep pace with the continual and rapid technological developments that characterize the market for our products and services, and our failure to do so may result in our loss of market share.
     The market for our products and services is characterized by continual and rapid technological developments that have resulted in, and will likely continue to result in, substantial improvements in product functions and performance. If we are not successful in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological developments that are accepted in the marketplace or that comply with industry standards, we could lose market share. In addition, current competitors or new market entrants may develop new technologies, products or standards that could render some of our products or services obsolete, which could have a material adverse effect on our consolidated financial statements. Our future success and profitability are dependent upon our ability to:
•	improve our existing product lines;

•	address the increasingly sophisticated needs of our customers;

•	maintain a reputation for technological leadership;

•	maintain market acceptance of our products and services; and

•	anticipate changes in technology and industry standards and respond to technological developments on a timely basis, either internally or through strategic alliances.
Demand for our services may be adversely affected by shortages of critical equipment and personnel trained to operate this equipment in the oil and gas industry.
     Shortages of critical equipment and qualified personnel necessary to explore for, produce or deliver oil and gas have on occasion limited the amount of drilling activity in our primary markets. Shortages in these areas could limit the amount of drilling activity and, accordingly, the demand for our services. Such shortages also could limit our ability to expand our services or geographic presence.
If we lose key personnel or are unable to hire additional qualified personnel, we may not be successful.
     Our future success depends on our ability to retain our highly-skilled engineers and technical sales and service personnel. The market for these employees is very competitive, and if we cannot continue to attract and retain quality personnel, our ability to compete effectively and to grow our business will be severely limited. Our industry typically requires attractive compensation packages to attract and retain qualified personnel. A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the rates of wages we must pay, or both. Our success also depends upon the continuing contributions of our key executive officers. None of our executive officers is covered by a long-term employment contract, and we do not know how long they will remain with our organization. We do not have key man life insurance policies on any of our personnel.
A rescission or relaxation of government regulations could reduce the demand for our services and reduce our revenues and income. Changes in existing regulations also could require us to change the way we do business, which could have a material adverse effect on our results of operations and financial condition.
     We believe that the demand for our principal environmental services is directly related to regulation of E&P waste. If these regulations were rescinded or relaxed, or governmental authorities failed to enforce these regulations, we could see a decrease in the demand for our services. This decrease in demand could materially affect our results of operations and financial condition. We may also be affected adversely by new regulations or changes in other applicable regulations.
     E&P waste that is not contaminated with NORM is currently exempt from the principal federal statute governing the handling of hazardous waste. In recent years, proposals have been made to rescind this exemption. If the exemption covering this type of E&P waste is repealed or modified, we could be required to alter significantly our method of doing business. We also could be required to change the way we do business if the regulations interpreting the rules regarding the treatment or disposal of E&P waste or NORM waste were changed. If we are required to change the way we do business, it could have a material adverse effect on our results of operations and financial condition.

Our patents or other proprietary technology may not prevent our competitors from developing substantially similar technology, which would reduce any competitive advantages we may have from these patents and proprietary technology.
     We hold U.S. and foreign patents for certain of our drilling fluids systems and mat systems. We also hold U.S. patents on certain aspects of our system to process and dispose of E&P waste, including E&P waste that is contaminated with NORM. However, these patents are not a guarantee that we will have a meaningful advantage over our competitors, and there is a risk that others may develop systems that are substantially equivalent to those covered by our patents. If that were to happen, we would face increased competition from both a service and a pricing standpoint. In addition, costly and time-consuming litigation could be necessary to enforce and determine the scope of our patents and proprietary rights. Our business could be negatively impacted by future technological change and innovation. It is possible that future innovation could change the way companies drill for oil and gas, reduce the amount of waste that is generated from drilling activities or create new methods of disposal or new types of drilling fluids. This could reduce the competitive advantages we may derive from our patents and other proprietary technology.
We depend on the continued participation and cooperation of the Mexican group that controls the patented and proprietary water treatment technology.
     We are currently working with the Mexican Group under a Memorandum of Understanding that contemplates that they will enter into an exclusive license agreement with us for the application of this technology to the treatment of waste water in the United States and Canada. To date, although we continue to work and negotiate with the Mexican Group, a license agreement has not been entered into. If we are unable to reach a final agreement for exclusive use of this technology or a satisfactory alternative arrangement, we could lose the ability to use the technology, which could have a material adverse effect on our results of operations and our water treatment business. Through December 31, 2005, we had invested $13.8 million in property, plant and equipment and other assets related to this business.
We face intense competition in our existing markets and expect to face tough competition in any markets into which we seek to expand. This will put pressure on our ability to maintain our current market share and may limit our ability to expand our market share or enter into new markets.
     We expect that competition in the E&P waste market will increase as the industry continues to develop, which could put downward pressure on our margins or make it more difficult for us to maintain or expand our market share. In the meantime, we would expect to encounter significant competition if we try to expand into new geographic areas or if we introduce new services. Barriers to entry by competitors in the environmental and oilfield services industries are low. Therefore, competitive products and services have been and may be developed and marketed successfully by others. We also face competition from efforts by oil and gas producing customers to improve their own methods of disposal. By doing so, they can reduce or eliminate the need to use third party E&P waste disposal companies like us.
     Our ability to expand our business or increase prices will also be affected by future technological change and innovation, which could affect our customers’ decisions to use their own methods of disposal. We also face competition in the drilling fluids market, where there are several companies larger than us that may have both lower capital costs and greater geographic coverage. Numerous smaller companies also compete against us in the drilling fluids market. These companies may have a lower total cost structure.

We must comply with numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our business. If we fail to comply or these regulations and policies change, we may face fines or other penalties or be forced to make significant capital expenditures or changes to our operations.
     Laws and regulations have changed frequently in the past, and it is reasonable to expect additional changes in the future. If regulatory requirements change, we may be required to make significant unanticipated capital and operating expenditures to remain compliant. If our operations do not comply with future laws and regulations, governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits for failure to comply with applicable laws and regulations. Under these circumstances, we might be required to reduce or cease operations or conduct site remediation or other corrective action. Any of these results could have a material adverse effect on our results of operations and financial condition.
Our business exposes us to potential environmental or regulatory liability, and we could be required to pay substantial amounts with respect to these liabilities, including costs to clean up and close contaminated sites.
     Our business exposes us to the risk that harmful substances may escape into the environment, which could result in:
•	personal injury or loss of life;

•	severe damage to or destruction of property; and

•	environmental damage and suspension of operations.
     Our current and past activities, as well as the activities of our former divisions and subsidiaries, could result in our facing substantial environmental, regulatory and other liabilities. This could include the costs of cleanup of contaminated sites and site closure obligations. These liabilities could also be imposed on the basis of one or more of the following theories:
•	negligence;

•	strict liability;

•	breach of contract with customers; and

•	our contractual agreements to indemnify our customers in the normal course of our business.
We may not have adequate insurance for potential liabilities, and any significant liability not covered by insurance or in excess of our coverage limits could have a material adverse effect on our financial condition.
     While we maintain liability insurance, this insurance is subject to coverage limits. In addition, certain policies do not provide coverage for damages resulting from environmental contamination. We face the following risks with respect to our insurance coverage:
•	we may not be able to continue to obtain insurance on commercially reasonable terms or at all;

•	we may be faced with types of liabilities that will not be covered by our insurance;

•	our insurance carriers may not be able to meet their obligations under the policies; and

•	the dollar amount of any liabilities may exceed our policy limits.
     Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on our consolidated financial statements.

We are subject to risks associated with our international operations which could limit our ability to expand internationally or reduce the revenues and profitability of these operations.
     We have significant operations in Canada and areas of Europe and North Africa surrounding the Mediterranean Sea. In addition, we may seek to expand to other areas outside the United States in the future. International operations are subject to a number of risks and uncertainties, including:
•	difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties and regulations;

•	unexpected changes in regulatory environments;

•	inadequate protection of intellectual property in foreign countries;

•	legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers;

•	difficulties enforcing agreements and collecting receivables through foreign legal systems;

•	tax rates in foreign countries that may exceed those of the United States and foreign earnings that may be subject to withholding requirements, tariffs or other restrictions;

•	exchange controls or other limitations on international currency movements;

•	fluctuations in foreign currency exchange rates; and

•	political and economic instability.
     Our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. Any of these factors could impair our ability to expand into international markets and could prevent us from increasing our revenue and our profitability and meeting our growth objectives.
The market price of our common stock is subject to fluctuation, and investors may not be able to predict the timing or extent of these fluctuations.
     The market price of our common stock may fluctuate depending on a number of factors. These include the general economy, stock market conditions, general trends in the oilfield service industry, announcements made by us or our competitors and variations in our operating results. Investors may not be able to predict the timing or extent of these fluctuations.
Our internal controls may not be sufficient to achieve all stated goals and objectives.
     Our internal controls and procedures were developed through a process in which our management applied its judgment in assessing the cost-benefit relationship of possible controls and procedures, which, by their nature, can provide only reasonable assurance regarding control objectives. You should note that the design of any system of internal controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
ITEM 1B. Unresolved Staff Comments
     None
ITEM 2. Properties
     We lease our corporate offices in Metairie, Louisiana, consisting of approximately 7,800 square feet, at an annual rental of approximately $173,000. The lease for this space expires in December 2008.

     We lease an office building in Lafayette, Louisiana, consisting of approximately 35,000 square feet, at an annual rental of approximately $381,000; the lease expires in November 2017. This building houses the administrative offices of our E&P waste disposal and mat and integrated services segments.
     We lease approximately 53,000 square feet of office space in Houston, Texas, which houses the administrative offices of our fluids sales and engineering segment and regional sales offices for our environmental services and mat sales and rental segments. The lease has an annual rent of approximately $1.2 million and expires in October 2009.
     We lease approximately 25,000 square feet of office space in Calgary, Alberta, which houses the administrative offices of our Canadian operations. The underlying leases have annual rents totaling approximately $587,000 and expire in October 2007.
     We lease approximately 5,500 square feet of office space in Rome, Italy, which houses the administrative offices of our Mediterranean operations. The lease has an annual rent of approximately $131,000 and expires in October 2010. We also lease three warehouses throughout the Mediterranean region. Total annual rents under these leases are approximately $198,000. These leases expire in March 2008.
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
     In October 1997, we acquired land and facilities in west Texas at Andrews, Big Springs, Plains and Fort Stockton, Texas, at which brine is extracted and sold and E&P waste is disposed in the bedded salt caverns created by the extraction process. A total of 125 acres was acquired in this transaction, which is used in our E&P waste disposal segment.
     We own 29 acres of land in the Boulder Oilfield Waste Recycling Facility near Boulder, Wyoming, which is used in our disposal activities for the Jonah-Pinedale trend.
     We lease a fleet of 48 double-skinned barges used in our E&P waste disposal segment under leases with remaining terms of from one to three years. The barges are used to transport waste to processing stations and are certified for this purpose by the U. S. Coast Guard. Annual rentals under the barge leases totaled approximately $3.9 million during 2005.
     We operate four specialty product grinding facilities. The principal grinding facility is located on approximately 18 acres of owned land in Channelview, Texas. The second plant is on 13.7 acres of leased land in New Iberia, Louisiana, with an annual rental rate of approximately $186,000 under a lease expiring in 2006. The third plant is in Corpus Christi, Texas on 6.0 acres of leased land with annual rental payments of approximately $36,000 under a lease expiring in 2006. The fourth plant, which has recently been placed in service, is in Dyersburg, Tennessee and is on 13.2 acres of owned land.
     In our E&P waste disposal segment, we use seven leased transfer facilities located along the Gulf Coast, at an annual total rental of $1.6 million. These leases have various expiration dates through 2008. In our fluids sales and engineering segment, we serve customers from six leased bases located along the Gulf Coast, at an annual total rental rate of approximately $1.8 million. These leases also have various expiration dates through 2009.
     We own 80 acres occupied as a sawmill facility near Batson, Texas, which is used in our mat and integrated services segment.
ITEM 3. Legal Proceedings
     We are involved in litigation and other claims or assessments on matters arising in the normal course of our business. We believe any recovery or liability in these matters should not have a material effect on our consolidated financial position, results of operations or cash flows.
Environmental Proceedings
     In the ordinary course of conducting our business, we become involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels, as well as private party actions. Pending proceedings that allege liability related to environmental matters are described below. We believe that none of these matters involves material exposure. We cannot assure you, however, that this exposure does not exist or will not arise in other matters relating to our past or present operations.
     We continue to be involved in the voluntary cleanup associated with the DSI sites in southern Mississippi. This includes three facilities known as Clay Point, Lee Street and Woolmarket. The Mississippi Department of Environmental Quality (“MDEQ”) is overseeing the cleanup. The DSI Technical Group that represents the potentially responsible parties, including us, awarded us a contract to perform the remediation work at the three sites. The cleanup of Clay Point and Lee Street has been completed. We believe that payments previously made into an escrow account by all potentially responsible parties are sufficient to cover any remaining costs of cleanup at the Woolmarket site. We anticipate that the Woolmarket cleanup will be completed in 2006 following recent approval of the closure plan by the MDEQ.
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
ITEM 4. Submission of Matters to a Vote of Shareholders
     None.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “NR.”
     The following table sets forth the range of the high and low sales prices for our common stock for the periods indicated:

Period	High	Low
2005
4th Quarter	$8.54	$6.85
3rd Quarter	$8.99	$7.26
2nd Quarter	$7.64	$5.65
1st Quarter	$6.65	$4.72

2004
4th Quarter	$6.35	$4.88
3rd Quarter	$6.80	$5.21
2nd Quarter	$6.22	$5.03
1st Quarter	$5.86	$4.11
     At March 6, 2006, we had 2,490 stockholders of record as determined by our transfer agent.
     Our Board of Directors currently intends to retain earnings for use in our business, and we do not intend to pay any cash dividends in the foreseeable future. In addition, our credit facility and the indenture relating to our outstanding Senior Subordinated Notes contain covenants which significantly limit the payment of dividends on our common stock.
     During the year ended December 31, 2005, there were no sales of our securities by us which were not registered under the Securities Act of 1933, as amended.
     During the quarter ended December 31, 2005, there were no repurchases by us or any affiliated purchaser of any of our common stock.
ITEM 6. Selected Financial Data
     The selected consolidated historical financial data presented below for the five years ended December 31, 2005, are derived from our audited consolidated financial statements. The following data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, which are included in Item 8 in this Annual Report on Form 10-K, and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below.

	Years Ended December 31,
	2005	2004	2003	2002(1)	2001
	(In Thousands, Except Per Share Data)
Consolidated Statements of Income:
Revenues	$557,038	$433,422	$373,179	$321,195	$408,605
Cost of revenues	498,181	399,015	347,733	296,499	334,322

	58,857	34,407	25,446	24,696	74,283
General and administrative expenses	9,537	9,384	5,772	5,640	5,170
Provision for uncollectible accounts	843	800	1,000	–	–
Impairment losses	–	3,399	350	–	–
Goodwill amortization	–	–	–	–	4,861

Operating income	48,477	20,824	18,324	19,056	64,252
Foreign currency exchange (gain) loss	(521)	(301)	(831)	(170)	359
Interest and other income	(158)	(1,345)	(633)	(741)	(1,378)
Interest expense	16,155	14,797	15,251	12,286	15,438

Income before income taxes	33,001	7,673	4,537	7,681	49,833
Provision for income taxes	10,862	2,717	2,460	3,060	17,927

Net income	$22,139	$4,956	$2,077	$4,621	$31,906
Less:
Preferred stock dividends and accretion	509	938	1,583	3,071	3,900
Other noncash preferred stock charges	–	–	–	1,037	–

Net income applicable to common and common equivalent shares	$21,630	$4,018	$494	$513	$28,006

Net income per common and common equivalent shares:
Basic	$0.25	$0.05	$0.01	$0.01	$0.40

Diluted	$0.25	$0.05	$0.01	$0.01	$0.37

Consolidated Balance Sheet Data (at period end):
Working capital	$165,024	$146,005	$133,909	$116,434	$103,359
Total assets	657,899	590,114	575,500	542,256	522,488
Short-term debt	23,586	13,048	13,869	9,879	3,355
Long-term debt	185,933	186,286	183,600	172,049	176,954
Stockholders’ equity	350,438	322,965	313,961	305,423	293,954

Consolidated Cash Flow Data:
Net cash provided by operations	$29,321	$23,307	$7,552	$11,140	$40,919
Net cash used in investing activities	(34,054)	(16,745)	(22,043)	(17,249)	(27,047)
Net cash provided by (used in) financing activities	6,071	(4,498)	15,632	1,102	(37,613)

	Years Ended December 31,
	2005	2004	2003	2002(1)	2001
	(In Thousands, Except Per Share Data)
Pro Forma Disclosures (2):
Net income applicable to common and common equivalent shares:
As reported	$21,630	$4,018	$494	$513	$28,006
Add goodwill amortization, net of taxes	–	–	–	–	3,847

As adjusted	$21,630	$4,018	$494	$513	$31,853

Basic income per share:
As reported	$0.25	$0.05	$0.01	$0.01	$0.40
Add goodwill amortization, net of taxes	–	–	–	–	0.05

As adjusted	$0.25	$0.05	$0.01	$0.01	$0.45

Diluted income per share:
As reported	$0.25	$0.05	$0.01	$0.01	$0.37
Add goodwill amortization, net of taxes	–	–	–	–	0.05

As adjusted	$0.25	$0.05	$0.01	$0.01	$0.42

EBITDA (3):
Net income	$21,630	$4,018	$2,077	$4,621	$31,906
Add:
Interest expense	16,155	14,797	15,251	12,286	15,438
Income taxes	10,862	2,717	2,460	3,060	17,927
Depreciation and amortization	25,798	20,801	21,329	21,843	27,427

EBITDA	$74,445	$42,333	$41,117	$41,810	$92,698

(1)	Fiscal year 2002 includes the effects of the acquisition of AVA S.p.A., which was accounted for by the purchase method of accounting. The results for AVA since the May 2002 acquisition date are included in the results for the fluids sales and engineering segment.

(2)	On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142, among other requirements, provides that goodwill not be amortized in any circumstance. This table reconciles our net income and earnings per share as reported to the amounts that would have been reported had FAS 142 been adopted as of January 1, 1999.

(3)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is considered by management to be an important financial performance measure since it is used by some of our investors, particularly those who invest in our Senior Subordinated Notes. This table reflects the calculation of EBITDA. Calculations of EBITDA should not be viewed as a substitute for calculations under generally accepted accounting principles, including cash flows from operations, operating income, income from continuing operations and net income. In addition, EBITDA calculations by one company may not be comparable to EBITDA calculations made by another company.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report.
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

	2005	2004	2003	2002	2001
U.S. Rig Count	1,383	1,190	1,032	830	1,156
Canadian Rig Count	455	369	372	263	351
Source: Baker Hughes Incorporated
     Our markets include: (1) the historical Gulf Coast market; (2) the U.S. central region (including the U.S. Rocky Mountain region, Oklahoma and West Texas); (3) Canada; (4) areas surrounding the Mediterranean Sea and Eastern Europe; and (5) Mexico.
Key Developments
     Our historical Gulf Coast oilfield market includes: (1) South Louisiana Land; (2) Texas Railroad Commission Districts 2 and 3; (3) Louisiana and Texas Inland Waters; and (4) Offshore Gulf of Mexico. This market accounted for approximately 48% of 2005 revenues and 50% of 2004 revenues. Prior to 1998, the Gulf Coast oilfield market accounted for 97% of total revenues. The overall decline in the percentage of Gulf Coast revenues over the last several years is the result of our strategy to diversify our revenue base and relatively flat Gulf Coast market activity.
     The recent increase in intense hurricane activity in the Gulf of Mexico had a significant impact on Gulf Coast revenues in the third and fourth quarters of 2005 and, to a lesser extent, in the third quarter of 2004. In the third quarter of 2005, all of our Gulf Coast operations were impacted by severe weather and several of our drilling fluids and E&P waste facilities sustained significant damage as a result of Hurricanes Katrina and Rita. These facilities were primarily located in Venice and Cameron, Louisiana. Our Venice facilities are expected to remain idled until early in 2006. All other facilities were operating as of December 31, 2005. We anticipate that we will see more activity in the offshore market in the first quarter of 2006 as customers return to more normal operating patterns.
     As a result of Hurricanes Katrina and Rita, in 2005 we recorded losses totaling $7.9 million, including losses related to property, plant and equipment damages totaling $4.0 million, inventory losses totaling $1.4 million and additional costs as a direct result of the storms totaling $2.5 million. We recorded these losses as additions to cost of revenues. As of December 31, 2005, based on agreements with our insurers as to our insurance coverage, we recorded insurance recoveries totaling $9.4 million, including $4.8 million for property, plant and equipment, $2.5 million related to additional costs as a direct result of the storms and $2.1 million for business interruption, net of a $100,000 insurance deductible per occurrence. We also recorded these insurance recoveries as reductions to cost of revenues. The net effect of these losses and related recoveries is operating income of $1.5 million. We have received these insurance proceeds and have used a portion to cover expenses incurred due to the hurricanes and to replace some damaged property, plant and equipment. We have used the remaining amount to pay down debt.
     Absent the recent effects of Hurricanes Katrina and Rita, we had experienced an increase in Gulf Coast oilfield market activity since the beginning of 2005. However, we continue to believe that the majority of our growth will come from other markets and new product offerings in the markets we serve.
Recent Product and Other Developments
     Over the last several years we have developed several new products and product enhancements in each of our business segments. We have invested a significant amount of financial and human resources in developing these new products. A large portion of these investments in product developments and enhancements have been made during an extended period of market stagnation or decline, primarily in the Gulf Coast market. We believe that these investments will be a key driver in our anticipated growth in 2006.
Fluids Sales and Engineering. We continue to develop a position in the drilling fluids market by expanding our customer base, drawing upon increasing acceptance of our proprietary DeepDrill™ and FlexDrill™ technologies. We have also deployed our NewPhaseTM product, a component of our water-based product line, which is used to create high performance fluid systems tailored to the drilling problems created by the reactive shale strata encountered in the Mid-Continent region. We believe that certain of these new products improve the economics of the drilling process and will make it easier for our customers to comply with increasingly strict environmental regulations affecting their drilling operations. Based on customer acceptance of our technology and service capability, we anticipate introducing these products and services in several additional foreign markets. We recently announced the execution of a memorandum of understanding to form a new company that will provide drilling fluids products and services in Brazil, in partnership with a well-established Brazilian company.
     During 2004, our product costs increased across most of the U.S. markets that we serve. Specifically, in the second half of 2004, the ocean freight cost to ship barite from our foreign suppliers increased significantly. In 2005, raw materials costs and fuel costs have risen significantly. These cost increases have been partially offset by price increases to our customers during 2005. We are continuing to increase prices to our customers as contracts are negotiated or renewed.
Mat and Integrated Services. During 2005, pricing for mat installation and re-rentals in the U.S. oilfield market improved slightly. We believe that prices should continue to improve and expect some increase in volume of mats installed beginning in 2006 as funds are allocated to new drilling projects.
     We continue to develop the worldwide market for our Dura-Base™ composite mat system. Our marketing efforts for this product remain focused in eight principal markets, including Canada, Alaska and the Arctic, Russia, the Middle East, South America, Mexico, Indonesia, and the U.S. utilities markets. We have completed sales in all of these markets.
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
     We believe our new lightweight Bravo™ mat system will substantially broaden the opportunities for mat sales. This new mat system has been designed specifically for personnel applications, including temporary event surfaces, walkways, tent flooring and other applications. We believe that the Bravo™ system is rapidly gaining market acceptance.
E&P Waste Disposal. Absent the impact of the major hurricanes in the third quarter of 2005, we had experienced an increase in Gulf Coast market activity, principally associated with the inland barge market. We believe that the damage from the recent hurricanes to the service infrastructure, docks and rig fleet in the Gulf Coast market will negatively impact E&P Waste Disposal revenues until all available rigs and related service infrastructure are back in service in 2006.
     In early 2005, we announced the formation of Newpark Environmental Water Solutions, LLC (“NEWS”), through which we have started to commercialize in the United States and Canada the ARMEL Activator technology, a proprietary and patented water treatment technology owned by a Mexican company controlled by one family (the “Mexican Group”). This new technology employs principles of sonochemistry to remove dissolved solids from wastewater. Where necessary, the technology can be introduced into conventional treatment processes, rendering those processes much more effective and economical. Since 2003, we have operated under a Memorandum of Understanding with the Mexican Group, which contemplates that we will enter into an exclusive license for the technology and purchase proprietary equipment and services from a company controlled by the Mexican Group and pay to the Mexican Group, or a company it controls, a royalty based on net income from use of the technology. To date, although we are working and negotiating with the Mexican Group, this arrangement has not been finalized. Through December 31, 2005, we had invested $13.8 million in property, plant and equipment and other assets related to this business.
     During the first quarter of 2005, NEWS took delivery of its first water treatment system, which has been installed at our Boulder, Wyoming, facility, originally opened in 2003. While still in the start-up and testing phase of our operating plan, we are producing treated water that meets the discharge requirements of our permit. This facility will service customers in the Jonah and Pinedale fields. As a result of favorable tests of this facility, we have accelerated plans to increase the plant’s throughput capacity, and have initiated several additions to the original plant design aimed at raising output to as much as 8,000 barrels per day. These developments should be fully in place by early 2006.
     NEWS was also awarded its first contract for processing produced water from coal bed methane production near Gillette, Wyoming. We recently completed a 20,000 barrel per day capacity facility at that location and testing of that facility is currently ongoing. First revenues are expected from the facility in March 2006. In addition, two testing and demonstration plants have been transported to the Canadian market and are expected to begin testing in March 2006 in the Fort McMurray Oil Sands market.
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
     In other areas, including the Mid Continent and the Rockies, deep shales and other hard rock formations of limited permeability are being exploited with advanced fracture stimulation technology that facilitates production of natural gas from these formations. Newpark provides drilling fluids systems that accelerate penetration of these formations, thus reducing total well cost.
     We expect that increases in natural gas drilling activity will be increasingly associated with deeper, more costly wells. We view this trend as favorable to demand for product offerings in all of our segments.
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
Results of Operations
     Summarized financial information concerning our reportable segments is shown in the following table (dollars in thousands):

	Years ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	$	%	$	%
Revenues by segment:
Fluids sales and engineering	$386,228	$272,937	$215,491	$113,291	42	$57,446	27%
Mat and integrated services	109,525	96,008	88,880	13,517	14	7,128	8
E&P waste disposal	61,285	64,477	68,808	(3,192)	(5)	(4,331)	(6)

Total	$557,038	$433,422	$373,179	$123,616	29	$60,243	16

Segment operating income:
Fluids sales and engineering	$41,427	$21,837	$11,923	$19,590	90	$9,914	83
Mat and integrated services	11,080	4,414	515	6,666	151	3,899	757
E&P waste disposal	6,350	8,156	13,008	(1,806)	(22)	(4,852)	(37)

Total segment operating income	58,857	34,407	25,446	24,450	71	8,961	35
General and administrative expenses	9,537	9,384	5,772	153	2	3,612	63
Provision for uncollectible accounts	843	800	1,000	43	5	(200)	(20)
Impairment losses	—	3,399	350	(3,399)	(100)	3,049	871

Total operating income	$48,477	$20,824	$18,324	$27,653	133	$2,500	14%

Figures shown above are net of intersegment transfers.

NM — Not meaningful

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Fluids Sales and Engineering:
Revenues
     Total revenue by region for this segment was as follows for 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

Gulf Coast	$156.6	$108.9	$47.7	44%
U.S. Central	133.6	102.4	31.2	31
Other	23.3	9.1	14.2	156

Total U.S.	313.5	220.4	93.1	42
Canada	32.4	18.5	13.9	75
Mediterranean	40.3	34.0	6.3	19

Total	$386.2	$272.9	$113.3	42

     The average number of rigs we serviced in the U.S. market increased by 28%, from 160 in 2004 to 204 in 2005. Our average annual revenue per rig in the U.S. market increased by 12%, from approximately $1,378,000 in 2004 to approximately $1,537,000 million in 2005.
     Despite the severe level of tropical storm activity affecting the third and fourth quarters of 2005, revenues in our primary Gulf Coast market for 2005 were 44% higher than in the prior year due to a combination of increased market share and improved pricing. In the Gulf Coast market we serviced an average of 86 rigs in 2005, compared to 60 in 2004, an increase of 43%. The average number of rigs operating in this region increased 17%, from 429 rigs for 2004 to 501 for 2005. The difference between the increase in the number of rigs we serviced in this region and the number of rigs active in the region reflects our increased market penetration.
     Revenues in the U.S. Central region for 2005 were 31% higher than in the prior year on higher pricing and increased market share. In the U.S. Central region we serviced an average of 118 rigs in 2005, compared to 101 in 2004, an increase of 17%. The average number of rigs operating in this region increased 12% from 470 rigs in 2004 to 528 in 2005. The difference between the increase in the number of rigs we serviced in this region and the number of rigs active in the region reflects our market penetration.
     The other U.S. market for this segment is principally associated with wholesale sales of barite and industrial minerals which more than doubled during 2005, compared to 2004, due to the shortage of barite supplies in many U.S. markets.
     Revenues in the Canadian market increased 75% during 2005, compared to 2004, primarily due to the introduction of our New-100 oil-based drilling fluid system in the western Canadian market.
     Revenues in the Mediterranean market increased 19% during 2005, compared to 2004, principally related to increased market penetration in the North African locations that we service.
Operating Income
     Operating income for this segment increased $19.6 million in 2005 on a $113.3 million increase in revenues, compared to 2004. The operating margin for this segment in 2005 was 10.7%,

compared to 8.0% in 2004. The increase in operating margin was principally attributable to recent price increases and the operating leverage of this segment. The increase in operating margin was partially offset by increased barite costs that have not been fully recovered through price increases to our customers during 2005. More favorable transportation arrangements have helped to stabilize barite costs. Recent price increases should help recover the remainder of these cost increases.
Mat and Integrated Services:
Revenues
     Total revenue for this segment consists of the following for 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

Installation	$14.6	$15.9	$(1.3)	(8)
Re-rental	8.5	6.4	2.1	33

Total U.S. oilfield mat rental	23.1	22.3	0.8	4
Non-oilfield mat rental	4.9	4.7	0.2	4
Integrated services and other	46.4	44.2	2.2	5
Canadian mat sales	9.9	5.1	4.8	94
Composite mat sales	25.2	19.7	5.5	28

Total	$109.5	$96.0	$13.5	14

     U.S. oilfield mat rental volume for 2005 totaled 13.5 million square feet at an average price of $1.08 per square foot. This compares to 15.9 million square feet at an average price of $1.00 per square foot in 2004. Our oilfield mat rental pricing should continue to increase as market conditions improve. Any further improvement in revenue will be contingent upon increased utilization of our mat inventory, related in part to reductions in available mat inventory, and to improvements in market activity. Re-rental revenues increased by $2.1 million in 2005, compared to 2004, reflecting an increase in the number of larger installations in 2005.
     Revenues from non-oilfield mat rentals, a premium margin market composed principally of seasonal utility and infrastructure construction markets, increased $200,000, or 4%. Most of this increase occurred in the first quarter of 2005. Third quarter market conditions were hampered by four hurricanes affecting the southeastern region of the United States. However, we continue to believe that this market has growth opportunities due to increasing demand for electricity and the aging of our nation’s electrical power delivery infrastructure.
     Canadian revenues for 2005 and 2004 were related to sales of wooden mats. The increase in wooden mat sales is principally due to the unusually early break-up in Western Canada and continued acceptance of matting systems in this market as a means to improve the operating efficiency for our customers. The increase in sales primarily occurred in the first half of 2005.
     Total composite mat sales increased for 2005, as compared to the same period in 2004. Recent increases in the number of Bravo™ sales have helped to offset declines in the more expensive DuraBase™ mat sales. During 2005, we recognized approximately $25.2 million in composite mat sales.
     Integrated services and other revenues, our lowest-margin business unit for this segment, includes a comprehensive range of environmental services necessary for our customers’ oil and gas E&P activities. These revenues also include the operations of our sawmill in Batson, Texas.

Operating Income
     Mat and integrated services operating income improved $6.7 million in 2005 on a $13.5 million increase in revenues, compared to 2004. The significant increase in operating income reflects the benefit of cost reductions which began in 2004, higher margin mat sales and the impact of improvement in pricing for our oilfield mat rental market.
E&P Waste Disposal:
Revenues
     Total revenue for this segment consists of the following for 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

E&P Waste Gulf Coast	$40.6	$39.8	$0.8	2
E&P Waste — Other Markets	14.3	18.6	(4.3)	(23)
NORM	3.5	3.2	0.3	9
Industrial	2.9	2.9	—	—

Total	$61.3	$64.5	$(3.2)	(5)

     E&P waste Gulf Coast revenues increased $800,000, or 2%, on a 10% increase in average revenue per barrel offset in part by a 5% decline in waste volumes received. The average revenue per barrel in the Gulf Coast market increased to $12.96, compared to an average of $11.82 in 2004. During 2005, we received 3,070,000 barrels of E&P waste in the Gulf Coast market, compared to 3,226,000 barrels in the comparable period in 2004. The decline in volumes received, in spite of the increase in Gulf Coast rig activity, includes the effect of temporary recycling process volume limitations affecting the first quarter of 2005. During this time, we lost some market share. With the process changes in place, we are back to full capacity, except for our Venice facility, which was severely impacted by Hurricane Katrina. We expect to see an increase in waste volumes received in this market, once activity returns to pre-storm levels.
     The increase in Gulf Coast revenues was more than offset by lower revenues from the Wyoming and western Canadian market as resources and management focus were reallocated to development of the new water treatment business. Beginning in mid-2005, we added additional management resources in the western Canadian market and in the fourth quarter revenues and operating income began to improve.
Operating Income
     Waste disposal operating income declined $1.8 million in 2005 on a $3.2 million decrease in revenues, compared to 2004. The decline in operating income also reflects the impact of start-up costs for the water treatment operation absorbed in the segment during the period. These start-up costs totaled approximately $800,000.
General and Administrative Expense
     General and administrative expense increased $153,000 to approximately $9.5 million in 2005, compared to the same period in 2004. General and administrative expenses as a percentage of revenues were 1.7% in 2005, compared to 2.2% in 2004.

Foreign Currency Exchange Gains
     Net foreign currency gains totaled $521,000 in 2005 compared to net foreign currency gains of $301,000 in 2004. This change is primarily associated with strengthening of the Canadian dollar against the U.S. dollar and the associated impact on short-term intercompany payable balances of our Canadian operations.
Interest and Other Income
     Interest and other income totaled $158,000 in 2005, compared to $1.3 million in 2004. During the second quarter of 2004 we collected the entire balance owed on a note receivable resulting from the 1996 sale of a former shipyard operation. The payment included $823,000 of previously unaccrued interest related to the note receivable, which is included in interest income for 2004. We had ceased accrual on the note receivable in January 2003 due to the financial condition of the operator.
Interest Expense
     Interest expense increased approximately $1.4 million for 2005 compared to 2004. This increase was principally due to an increase in average outstanding debt during 2005. Debt outstanding increased principally due to a $6.2 million increase related to the consolidation of our mat manufacturing operations as a result of our purchase of the remaining 51% interest in these operations in the second quarter of 2005, a $4.2 million increase related to the assumption of a lease in January 2005 from a joint venture which supplied a portion of our wooden mats and $4.7 million in new financing for wooden mat additions. The remainder of the increase in outstanding debt is related to funding of working capital in our Mediterranean operations and funding of a portion of 2005 capital expenditures, including expenditures related to NEWS.
Provision for Income Taxes
     For 2005, we recorded an income tax provision of $10.9 million, reflecting an income tax rate of 32.9%. For 2004, we recorded an income tax provision of $2.7 million, reflecting an income tax rate of 35.4%. The lower effective rate in 2005 reflects the favorable impact of changes in estimates, including estimated tax reserves, totaling approximately $1.6 million. These changes in estimates relate to final Canadian tax audits.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Fluids Sales and Engineering
Revenues
     Total revenue by region for this segment was as follows for 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$	%

Gulf Coast	$108.9	$87.2	$21.7	25%
U.S. Central	102.4	59.5	42.9	72
Other	9.1	6.1	3.0	49

Total U.S.	220.4	152.8	67.6	44
Canada	18.5	26.0	(7.5)	(29)
Mediterranean	34.0	36.7	(2.7)	(7)

Total	$272.9	$215.5	$57.4	27

     The average number of rigs we serviced in the U.S market increased by 44%, from 111 in 2003 to 160 in 2004. Average annual revenue per rig in the U.S. market increased by 9% from approximately $1,270,000 in 2003 to approximately $1,378,000 in 2004.
     Revenue in our primary Gulf Coast market for 2004 increased $21.7 million, or 25%, as compared to 2003, primarily related to increased market penetration, in spite of the stable number of rigs active in this market. Revenues in the Gulf Coast market were negatively impacted by significant tropical weather systems during the third quarter of 2004.
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
Operating Income
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
     Operating margins in 2004 for this segment were impacted by increased pricing for barite, principally due to increased transportation costs for bulk shipments of barite from our suppliers. We began increasing our barite prices to customers in late 2004 to offset the raw material cost increase. In addition to the increase in barite costs, margins for the Gulf Coast market were negatively impacted by the impact of the severe tropical weather in the third quarter.
Mat and Integrated Services
Revenues
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
     During 2004, we recognized approximately $19.7 million in composite mat sales. During this period we sold approximately 15,600 Dura-Base® composite mats, resulting in $19.1 million in revenues, and we sold approximately 4,500 Bravo™ composite mats, resulting in approximately $600,000 in revenues. During 2003, we recognized approximately $9.3 million in composite mat sales. During this period we sold approximately 4,900 Dura-Base® composite mats, resulting in $8.7 million in revenues, and we sold approximately 4,200 Bravo™ composite mats, resulting in approximately $600,000 in revenues.
     Integrated services and other revenues, our lowest-margin business unit for this segment, includes a comprehensive range of environmental services necessary for our customers’ oil and gas E&P activities. These revenues also include the operations of our sawmill in Batson, Texas.
Operating Income
     Mat and integrated services operating income increased $3.9 million in 2004 on a $7.1 million increase in revenues as compared to 2003. Most of the increase in operating income was attributable to the significant increase in composite mat sales in 2004, which have higher margins than other products and services in this segment. In addition, the fourth quarter of 2004 benefited from cost reduction efforts principally related to resizing our rental fleet, reductions in infrastructure, outsourcing transportation and other services and related payroll reductions.

E&P Waste Disposal
Revenues
     Total revenue for this segment consists of the following for 2004 and 2003 (dollars in millions):

			2004 vs. 2003
	2004	2003	$	%

E&P Waste Gulf Coast	$39.8	$46.3	(6.5)	(14)%
E&P Waste — Other Markets	18.6	17.6	1.0	6
NORM	3.2	2.7	0.5	19
Industrial	2.9	2.2	0.7	32

Total	$64.5	$68.8	(4.3)	(6)%

     E&P waste Gulf Coast revenues declined $6.5 million, or 14%, on a 10% decline in waste volumes received and a decline in the average revenue per barrel resulting from a change in mix of waste received. During 2004, we received 3,226,000 barrels of E&P waste in the Gulf Coast market, compared to 3,589,000 barrels in 2003. A portion of the decline in barrels received is attributable to the effects of significant tropical weather in the third quarter of 2004. The average revenue per barrel in the Gulf Coast market declined 6%, to $11.82, as compared to an average of $12.52 in 2003.
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
Operating Income
     Waste disposal operating income declined $4.9 million in 2004 on a $4.3 million decline in revenues as compared to 2003. Contribution increases from other markets did not fully offset the volume-related decline in the premium-priced Gulf Coast oilfield market, which was partially due to significant tropical weather in the third quarter of 2004. In addition, fuel and transportation expenses increased significantly beginning in the second quarter of 2004 as compared to the prior year. These increases were not fully offset by price increases by the end of 2004.
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
Interest and Other Income
     Interest income totaled $1.3 million in 2004, as compared to $633,000 in 2003. During 2004, we collected the entire balance owed on a note receivable in connection with the 1996 sale of a former shipyard operation. The payment included all interest accruable on the note receivable. We had stopped accruing interest on the note receivable in January 2003 due to the financial condition of the operator. Included in interest income for 2004 is $823,000 of previously unaccrued interest related to the note receivable.
Interest Expense
     Interest expense of $14.8 million declined $455,000 from the prior year amount of $15.3 million. The decline is principally related to lower total cost of our revolving credit facility. During the first quarter of 2004, we restructured our bank credit facility, which reduced the effective interest rate on our revolving facility by approximately one percent.
Provision for Income Taxes
     For 2004, we recorded an income tax provision of $2.7 million, reflecting an income tax rate of 35.4%. For 2003, we recorded an income tax provision of $2.5 million, reflecting an income tax rate of 54.2%. The 2003 effective tax rate reflected a higher mix of foreign income, which is taxed at higher rates than domestic income, and from the level of non-deductible business expenses in relation to low pretax income.

Liquidity and Capital Resources
     Our working capital position was as follows as of December 31:

	2005	2004	2003

Working Capital (000s)	$165,024	$146,005	$133,909
Current Ratio	2.49	2.85	2.76
     During 2005, our working capital position increased by $19.0 million. Net trade accounts receivable increased $38.6 million as of December 31, 2005, as compared to December 31, 2004. Annualized revenues as of the fourth quarter of 2005 were $589 million, as compared to $455 million as of the fourth quarter of 2004. For the fourth quarter of 2005, days sales in receivables increased by 5 days to 86 days, from 81 days in the fourth quarter of 2004. The increase in receivable days is considered temporary and we believe may be due to disruptions in mail services related to Hurricanes Katrina and Rita.
     We anticipate that our working capital requirements for 2006 will increase with the anticipated growth in revenue. Some of the increase in working capital requirements should be offset by our continued focus on improving our collection cycle. However, we have the ability to supplement our operating cash flows with borrowings under our credit facility to fund the expected increase in working capital. We believe we have adequate capacity under our credit facility to meet these anticipated working capital needs.
     Cash generated from operations during 2005 totaled $29.3 million. This cash, along with increased borrowings of $13.6 million and proceeds from option exercises of $6.1 million, was used principally to fund net capital expenditures and investments of $36.9 million. Capital expenditures within our established business segments totaled $24.8 million, compared to $25.8 million in depreciation and amortization. We also invested $11.2 million in 2005 for acquisition of the first two water treatment systems and construction of related facilities. We anticipate that, except for acquisition costs of the water treatment systems and related facilities, the 2006 capital expenditures will approximate annual depreciation and that we will fund capital expenditures with cash generated from operations.
     Our long term capitalization was as follows as of December 31:

	2005	2004	2003

Long-term debt (excluding current maturities):
Senior subordinated notes	$125,000	$125,000	$125,000
Credit facility	38,573	39,633	52,500
Barite facilities financing	11,875	13,229	—
Loma financing	2,638	—	—
Other, primarily mat financing	7,847	8,424	6,100

Total long-term debt	185,933	186,286	183,600
Stockholders’ equity	350,438	322,965	313,961

Total capitalization	$536,371	$509,251	$497,561

Long-term debt to long-term capitalization	34.7%	36.6%	36.9%

     The Senior Subordinated Notes accrue interest at the rate of 8 5/8%, require semi-annual interest payments and mature on December 15, 2007.
     On February 25, 2004, we converted our bank credit facility into an asset-based facility (the “Credit Facility”) that is secured by substantially all of our domestic assets. The Credit Facility, as amended, matures on June 25, 2007. Under the Credit Facility, we can borrow up to $15 million in term debt and $70 million in revolving debt, for a total of $85 million. At December 31, 2005, $8.8 million was outstanding under the term portion of the Credit Facility. Eligibility under the revolving portion of the Credit Facility is based on a percentage of our eligible consolidated accounts receivable and inventory, as defined in the Credit Facility. At December 31, 2005, the maximum amount we could borrow under the revolving portion of the Credit Facility was $59.7 million. At December 31, 2005, $11.7 million in letters of credit were issued and outstanding and $32.8 million was outstanding under the revolving portion of the Credit Facility, leaving $15.2 million of availability at that date. The Credit Facility bears interest at either a specified prime rate (7.25% at December 31, 2005), or the three-month LIBOR rate (4.53% at December 31, 2005), in each case plus a spread determined quarterly based upon a fixed charge coverage ratio. The weighted average interest rates on the outstanding balances under the credit facilities for the years ended December 31, 2005 and 2004 were 6.5% and 4.7%, respectively.
     The Barite Facilities Financing is a $15 million term loan facility that bears interest at one-month LIBOR plus 3.75% (8.04% at December 31, 2005) payable monthly, and matures August 1, 2009. Principal payments are required monthly based on an amortization period of 12 years, with a balloon payment at the maturity date. The Barite Facilities Financing is collateralized by our four barite facilities. At December 31, 2005, $13.1 million was outstanding under this agreement.
     The Credit Facility and the Barite Facilities Financing contain a fixed charge coverage ratio covenant and a tangible net worth covenant. As of December 31, 2005, we were in compliance with the covenants contained in these facilities. The Notes do not contain any financial covenants; however, if we do not meet the financial covenants of the Credit Facility and are unable to obtain an amendment from the banks, we would be in default of the Credit Facility which would cause the Notes to be in default and immediately due. The Notes and the Credit Facility also contain covenants that significantly limit the payment of dividends on our common stock.
     During 2005, we entered into a secured financing facility which provides up to $8 million in financing for wooden mat additions. At December 31, 2005, we had borrowed $4.1 million under the facility. Principal payments totaling approximately $97,000 are required monthly for 48 months. Interest based on one-month LIBOR plus 3.45% is also payable monthly.
     Ava, S.p.A (“Ava”), our European drilling fluids subsidiary, maintains its own credit arrangements, consisting primarily of lines of credit with several banks, with the lines renewed on an annual basis. Advances under these credit arrangements are typically based on a percentage of Ava’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was approximately 5.6% at December 31, 2005. As of December 31, 2005, Ava had a total of $11.1 million outstanding under these facilities, including approximately $200,000 reported in long-term debt. We do not provide a corporate guaranty of Ava’s debt.
     At December 31, 2004, we had issued a guarantee for certain lease obligations of a joint venture which supplied a portion of our wooden mats on a day rate leasing basis (“MOCTX”). The amount of this guarantee as of December 31, 2004 was $4.2 million. In January 2005, MOCTX was dissolved and we took possession of the underlying assets and assumed the obligations under the leases. We recorded these leases as capital leases in accordance with FAS 13. At December 31, 2005, $1.6 million was outstanding under these capital leases.
     On April 18, 2005, we acquired OLS Consulting Services, Inc. (“OLS”) in exchange for a net cash payment of $881,000. The principal assets of OLS included patents licensed to The Loma Company, LLC (“LOMA”) for use in the manufacture of composite mats, its 51% membership interest in LOMA and a note receivable from LOMA. As a result of the acquisition of OLS, through two of our subsidiaries, we also own 100% of LOMA and have consolidated the balance sheet and results of operations of LOMA with our financial statements. Prior to the acquisition of OLS, we accounted for our investment in LOMA on the cost method. At December 31, 2004, our investment in LOMA was $11.4 million, including $10.2 million in receivables recorded in connection with a favorable judgment in a pricing dispute. This receivable was included in other assets as of December 31, 2004, and was net of any allowances for amounts deemed to be uncollectible from LOMA in the future. We accounted for the acquisition of OLS and consolidation of LOMA following the principles of FAS 141. The effect on our consolidated balance sheet was as follows (in thousands):

Current assets, net of cash acquired	$467
Property, plant and equipment	15,660
Intangible assets — patents (10 - 18 year lives)	4,642
Accrued liabilities	(21)
Current and long-term debt	(6,166)
Deferred tax liability	(37)
Notes and other receivables	(567)
Other assets	(13,097)

Cash purchase price, net of cash acquired	$881

     At December 31, 2005, we had issued a $4.5 million guarantee of certain debt obligations of LOMA supported by a letter of credit issued under the Credit Facility. These underlying debt obligations of LOMA require monthly escrow payments of principal of $147,000, interest and letter of credit fees payable monthly based on a variable rate, which approximated 6.5% at December 31, 2005, and mature in December 2008. Beginning in September 2004 and during the course of the LOMA bankruptcy proceedings, we made debt service payments on behalf of LOMA in connection with our guarantee that totaled approximately $1.1 million through the date of the acquisition. Since our guarantee is secured by a letter of credit and declines with each payment, availability under our Credit Facility has not been impacted by debt service payments made to date and will not be impacted by future payments. We are presently working with the Credit Facility lenders to refinance LOMA’s debt obligations.
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

     A summary of our outstanding contractual and other obligations and commitments at December 31, 2005 is as follows (in millions):

	Payments Due By Period
		Less Than			After 5
	Total	1 Year	1 3 Years	4 5 Years	Years

Long-term debt and capital leases	$198.6	$12.7	$175.7	$10.2	$—
Foreign bank lines of credit	10.9	10.9	—	—	—
Interest on debt obligations	30.1	15.8	13.9	0.4	—
Operating leases	34.6	11.2	15.1	4.8	3.5
Trade accounts payable and accrued liabilities reflected in balance sheet	87.2	87.2
Purchase commitments, not accrued (1)	9.5	9.5	—	—	—
Other long-term liabilities reflected in balance sheet	2.7	—	2.7	—	—
Performance bond obligations	9.6	—	—	—	9.6
Standby letter of credit commitments not included elsewhere	1.4	1.4	—	—	—

Total contractual obligations	$384.6	$148.7	$207.4	$15.4	$13.1

(1)	Includes purchase order commitments for inventory (including $5.2 million secured by standby letters of credit) not received as of December 31, 2005.
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
Inventory
     Reserves for inventory obsolescence are determined based on fair value of the inventory using factors such as our historical usage of inventory on-hand, future expectations related to our customers needs, market conditions and the development of new products. We have recently developed several new products, including our DeepDrill™ family of products and our Dura-Base TM and Bravo TM composite plastic mat systems. Our inability to obtain market acceptance of these products, changes in oil and gas drilling activity and the development of new technologies associated with the drilling industry could require additional allowances to reduce the value of inventory to the lower of its cost or net realizable value.
Impairments
     Our consolidated balance sheet as of December 31, 2005 includes goowill and other intangible assets, net of amortization, totalling approximately $135.0 million. This amount has principally been recorded as a result of business combinations. In addition, our consolidated balance sheet as of December 31, 2005 includes property, plant and equipment, net of accumulated depreciation, of approximately $239.8 million. In assessing the recoverability of our goodwill, intangible assets and property, plant and equipment, we must make assumptions regarding estimated future cash flows and other factors to determine the value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges not previously recorded for these assets.
     We perform goodwill and intangible asset impairment tests on at least an annual basis in accordance with the guidance in Financial Accounting Standard (“FAS”) 142, “Goodwill and Other Intangible Assets.” A significant amount of judgment is required in performing goodwill and other intangible assets impairment tests. These tests include estimating the fair value of our reporting units and other intangible assets. With respect to goodwill, as required by FAS 142, we compare the estimated fair value of our reporting units with their respective carrying amounts, including goodwill. Under FAS 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. Our methods for estimating reporting unit fair values include discounted cash flows and multiples of earnings. We typically identify our reporting units based on geographic markets within each of our business segments.
     We perform property, plant and equipment and other long-lived asset impairment tests in accordance with FAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” In accordance with FAS 144, impairments are calculated based on a future cash flow concept.
     We assess the impairment of goodwill, other intangible assets, property, plant and equipment and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following:
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
Income Taxes
     We have net deferred tax assets of $8.2 million at December 31, 2005. We provide for deferred taxes in accordance with FAS 109, “Accounting for Income Taxes.” Under FAS 109, a valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2005, we had recorded a valuation allowance for all state NOLs and for NOLs generated during start up operations of our Mexican joint venture. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period this determination was made.

New Accounting Standards
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which is a revision of FAS 123, “Accounting for Stock-Based Compensation.” FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS 95, “Statement of Cash Flows.” Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted FAS 123(R) effective January 1, 2006. FAS 123(R) permits adoption of its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirement of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted prior to the effective date of FAS 123(R) that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method previously described, but also permits restatement of prior periods based on the amounts previously reported in pro forma disclosures under FAS 123. We currently plan to adopt FAS 123(R) using the modified prospective method.
     As permitted by FAS 123, through December 31, 2005, we have accounted for stock-based compensation using Accounting Principles Board (“APB”) 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of FAS 123(R) will likely have a material impact on our results of operations. However, the ultimate impact of adoption of FAS 123(R) cannot be predicted because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123(R) in prior periods, the impact would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note A to our consolidated financial statements under the heading Stock-Based Compensation.
     In November 2004, the FASB issued FAS 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). It requires that these items be recognized as current-period charges regardless of whether they meet a criterion of “so abnormal.” It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted FAS 151 effective January 1, 2006. We do not expect adoption of FAS 151 to have a material impact on our financial results.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk from changes in interest rates and changes in foreign currency rates. We do not believe that we have a material exposure to market risk. Historically, we have not regularly entered into derivative financial instrument transactions to manage or reduce market risk or for speculative purposes. However, during the quarter ended March 31, 2005, we did enter into a foreign currency forward contract arrangement. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
     Our policy has historically been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At December 31, 2005, we had total debt outstanding of $209.5 million, of which $125 million, or 60%, is our Senior Subordinated Notes (the “Notes”), which bear interest at a fixed rate of 8.625%. The remaining $84.5 million of debt outstanding at December 31, 2005 bears interest at a floating rate. At December 31, 2005, the weighted average interest rate under our floating-rate debt was approximately 6.8%. A 200 basis point increase in market interest rates during 2006 would cause our annual interest expense to increase approximately $1.0 million, net of taxes, resulting in a $0.01 per diluted share reduction in annual earnings.
     The Notes mature on December 15, 2007. There are no scheduled principal payments under the Notes prior to the maturity date. However, all or some of the Notes may be redeemed at a premium after December 15, 2002. We have no current plans to repay the Notes ahead of their scheduled maturity.
Foreign Currency
     Our principal foreign operations are conducted in Canada and in areas surrounding the Mediterranean Sea. We have foreign currency exchange risks associated with these operations, which are principally conducted in the functional currency of the jurisdictions in which we operate. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we have entered into transactions denominated in a currency other than our local currencies, because the dollar amount of these transactions has not warranted our using hedging instruments. However, during the quarter ended March 31, 2005, our Canadian subsidiary committed to purchase approximately $2.0 million of barite from one of our U.S. subsidiaries and entered into a foreign currency forward contract arrangement to reduce its exposure to foreign currency fluctuations related to this commitment. The forward contract requires that the Canadian subsidiary purchase approximately $2.0 million U.S. dollars at a contracted exchange rate of 1.2496 over a two year period. At December 31, 2005, the fair value of this forward contract represents a loss of approximately $85,000.
     During the years ended December 31, 2005, 2004 and 2003, we reported foreign currency gains of $521,000, $301,000 and $831,000, respectively. These transactional gains were primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than our functional currency, including intercompany advances which were deemed to be short-term in nature. We estimate that a hypothetical 10% movement of all applicable foreign currency exchange rates would affect annual earnings by approximately $279,000, due to the revaluing of these monetary assets and intercompany balances.
     Assets and liabilities of our foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive income in the stockholders’ equity section of our balance sheet. Our comprehensive income includes translation gains (losses) of $(583,000), $3.1 million and $5.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, net assets of foreign subsidiaries included in our consolidated balance sheet totaled $39.6 million. We estimate that a hypothetical 10% movement of all applicable foreign currency exchange rates would affect other comprehensive income by approximately $3.6 million.
Fair Value of Financial Instruments
     The fair value of cash and cash equivalents, net accounts receivable, accounts payable and variable rate debt approximated book value at December 31, 2005. The fair value of the 8.625% Notes totaled $124.5 million at December 31, 2005. The fair value of the Notes has been estimated based on quotes from the lead broker.

ITEM 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Newpark Resources, Inc.
We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newpark Resources, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Newpark Resources Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
March 6, 2006

Newpark Resources, Inc.
Consolidated Balance Sheets
December 31,

(In thousands, except share data)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$7,989	$7,022
Trade accounts receivable, less allowance of $804 and $3,260 at December 31, 2005 and 2004, respectively	139,194	100,587
Notes and other receivables	12,623	7,321
Inventories	86,299	84,044
Deferred tax asset	16,231	12,501
Prepaid expenses and other current assets	13,448	13,275

Total current assets	275,784	224,750

Property, plant and equipment, at cost, net of accumulated depreciation	239,774	210,514
Goodwill	116,841	117,414
Deferred tax asset	–	4,063
Other intangible assets, net of accumulated amortization	18,199	15,355
Other assets	7,301	18,018

	$657,899	$590,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Foreign bank lines of credit	$10,890	$8,017
Current maturities of long-term debt	12,696	5,031
Accounts payable	47,371	38,822
Accrued liabilities	39,803	26,875

Total current liabilities	110,760	78,745

Long-term debt, less current portion	185,933	186,286
Deferred tax liability	8,031	–
Other noncurrent liabilities	2,737	2,118

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none and 80,000 shares outstanding at December 31, 2005 and 2004, respectively	–	20,000
Common Stock, $0.01 par value, 100,000,000 shares authorized, 88,436,112 and 84,021,351 shares outstanding at December 31, 2005 and 2004, respectively	884	840
Paid-in capital	428,393	402,248
Unearned restricted stock compensation	(235)	(472)
Accumulated other comprehensive income	7,616	8,199
Retained deficit	(86,220)	(107,850)

Total stockholders’ equity	350,438	322,965

	$657,899	$590,114

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Income
Year Ended December 31,

(In thousands, except share data)	2005	2004	2003

Revenues	$557,038	$433,422	$373,179

Cost of revenues	498,181	399,015	347,733

	58,857	34,407	25,446

General and administrative expenses	9,537	9,384	5,772
Provision for uncollectible accounts	843	800	1,000
Impairment losses	–	3,399	350

Operating income	48,477	20,824	18,324

Foreign currency exchange gain	(521)	(301)	(831)
Interest and other income	(158)	(1,345)	(633)
Interest expense	16,155	14,797	15,251

Income before income taxes	33,001	7,673	4,537
Provision for income taxes	10,862	2,717	2,460

Net income	22,139	4,956	2,077
Less: Preferred stock dividends and accretion	509	938	1,583

Net income applicable to common and common equivalent shares	$21,630	$4,018	$494

Income per common and common equivalent share:
Basic	$0.25	$0.05	$0.01

Diluted	$0.25	$0.05	$0.01

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income
Year Ended December 31,

(In thousands)	2005	2004	2003

Net income	$22,139	$4,956	$2,077

Other comprehensive income (loss):
Foreign currency translation adjustments	(583)	3,166	5,897

Comprehensive income	$21,556	$8,122	$7,974

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Stockholders’ Equity
Year Ended December 31,

					Accumulated
					Other
				Unearned	Compre-
	Preferred	Common	Paid-In	Restricted	hensive	Retained
(In thousands)	Stock	Stock	Capital	Stock	Income	Deficit	Total

Balance at January 1, 2003	$41,875	$777	$376,278	$(281)	$(864)	$(112,362)	$305,423
Employee stock options and ESPP	–	–	303	–	–	–	303
Amortization of restricted stock	–	–	–	277	–	–	277
Issuances of restricted stock	–	2	881	(883)	–	–	–
Cancellations of restricted stock	–	–	(100)	84	–	–	(16)
Foreign currency translation	–	–	–	–	5,897	–	5,897
Preferred stock dividends	–	4	1,579	–	–	(1,583)	–
Conversion of Series C preferred stock	(11,875)	28	11,847	–	–	–	–
Net income	–	–	–	–	–	2,077	2,077

Balance at December 31, 2003	30,000	811	390,788	(803)	5,033	(111,868)	313,961
Employee stock options and ESPP	–	2	1,061	–	–	–	1,063
Tax benefit from exercise of employee stock options	–	–	82	–	–	–	82
Amortization of restricted stock	–	–	–	331	–	–	331
Foreign currency translation	–	–	–	–	3,166	–	3,166
Preferred stock dividends	–	1	343	–	–	(938)	(594)
Conversion of Series C preferred stock	(10,000)	26	9,974	–	–	–	–
Net income	–	–	–	–	–	4,956	4,956

Balance at December 31, 2004	20,000	840	402,248	(472)	8,199	(107,850)	322,965
Employee stock options and ESPP	–	10	5,189	–	–	–	5,199
Tax benefit from exercise of employee stock options	–	–	856	–	–	–	856
Amortization of restricted stock	–	–	–	237	–	–	237
Foreign currency translation	–	–	–	–	(583)	–	(583)
Preferred stock dividends	–	–	134	–	–	(509)	(375)
Conversion of Series C preferred stock	(20,000)	34	19,966	–	–	–	–
Net income	–	–	–	–	–	22,139	22,139

Balance at December 31, 2005	$–	$884	$428,393	$(235)	$7,616	$(86,220)	$350,438

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
Year Ended December 31,

(In thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$22,139	$4,956	$2,077
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	22,924	18,168	18,765
Amortization	2,874	2,633	2,564
Provision for deferred income taxes	10,061	3,408	526
Provision for doubtful accounts	843	800	1,000
Loss (gain) on sale of assets	(1,383)	(78)	249
Impairment losses	–	3,399	350
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in restricted cash	–	8,029	(8,029)
Increase in accounts and notes receivable	(42,294)	(2,922)	(1,897)
Increase in inventories	(2,331)	(11,886)	(21,119)
Decrease (increase) in other assets	(5,016)	(3,463)	3,728
Increase (decrease) in accounts payable	8,093	(1,329)	5,128
Increase in accrued liabilities and other	13,411	1,592	4,210

Net cash provided by operations	29,321	23,307	7,552

Cash flows from investing activities:
Capital expenditures	(36,009)	(23,468)	(22,726)
Proceeds from sale of property, plant and equipment	1,471	395	683
Insurance proceeds from property, plant and equipment claim	1,365	–	–
Acquisitions, net of cash acquired	(881)	–	–
Payment received on former shipyard operation note receivable	–	6,328	–

Net cash used in investing activities	(34,054)	(16,745)	(22,043)

Cash flows from financing activities:
Net borrowings (payments) on lines of credit	8,969	(15,442)	19,097
Principal payments on notes payable and long-term debt	(13,242)	(5,049)	(3,768)
Long-term borrowings	4,664	15,558	–
Proceeds from exercise of stock options and ESPP	5,199	1,028	303
Tax benefit from exercise of stock options	856	82	–
Preferred stock dividends paid in cash	(375)	(675)	–

Net cash provided by (used in) financing activities	6,071	(4,498)	15,632

Effect of exchange rate changes	(371)	266	826

Net increase in cash and cash equivalents	967	2,330	1,967

Cash and cash equivalents at beginning of year	7,022	4,692	2,725

Cash and cash equivalents at end of year	$7,989	$7,022	$4,692

See Accompanying Notes to Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.	Summary of Significant Accounting Policies
Organization and Principles of Consolidation. Newpark Resources, Inc., a Delaware corporation, (“Newpark”) provides integrated fluids management, environmental and oilfield services to the oil and gas exploration and production (“E&P”) industry, principally in the U.S. Gulf Coast, west Texas, the U.S. Mid-continent, the U.S. Rocky Mountains, Canada, Mexico and areas of Europe and North Africa surrounding the Mediterranean Sea. The consolidated financial statements include the accounts of Newpark and its wholly-owned subsidiaries. Investments in entities in or of which Newpark owns 20 percent to 50 percent and exercises significant influence over operating and financial policies, but does not control and is not the primary beneficiary, are accounted for using the equity method. All material intercompany transactions are eliminated in consolidation. We have reclassified certain amounts previously reported to conform with the presentation at December 31, 2005.
Use of Estimates and Market Risks. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Newpark’s estimates used in preparing its consolidated financial statements include, but are not limited to, the following: allowances for product returns in its fluids sales and engineering segment; allowances for doubtful accounts; reserves for inventory obsolescence; fair values used for goodwill impairment testing; and valuation allowances for deferred tax assets.
          Newpark’s operating results depend primarily on oil and gas drilling activity levels in the markets served, which reflect budgets set by the oil and gas E&P industry. These budgets, in turn, depend on oil and gas commodities pricing, inventory levels and product demand. Oil and gas prices and activity are volatile. This market volatility has a significant impact on Newpark’s operating results.
Cash Equivalents. All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash equivalents.
Fair Value Disclosures. Newpark’s significant financial instruments consist of cash and cash equivalents, receivables, payables and long-term debt. The estimated fair value amounts have been developed based on available market information and appropriate valuation methodologies. However, considerable judgment is required in developing the estimates of fair value. Therefore, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. After this analysis, except as described below, management believes the carrying values of these instruments approximate fair values at December 31, 2005 and 2004.
     The estimated fair value of Newpark’s Senior Subordinated Notes payable at December 31, 2005 and 2004, based upon available market information, was $124.5 million and $125.9 million, respectively, as compared to the carrying amount of $125.0 million on those dates.

Accounts Receivable. Newpark’s accounts receivable at December 31, 2005 and 2004 includes the following:

(In thousands)	2005	2004

Trade receivables	$116,042	$86,152
Unbilled revenues	23,956	17,695

Gross trade receivables	139,998	103,847
Allowance for doubtful accounts	(804)	(3,260)

Net trade receivables	$139,194	$100,587

     The reduction in the allowance for doubtful accounts during 2005 is principally due to the write-off of accounts deemed to be uncollectible, which were previously provided for.
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
     For financial reporting purposes, except as described below, depreciation is provided on property, plant and equipment, including assets held under capital leases, by utilizing the straight-line method over the following estimated useful service lives:

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
Goodwill and Other Intangibles. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards (“FAS”) No. 142, “Goodwill and Other Intangible Assets,” Newpark performs annual impairment testing of goodwill, with interim testing performed if circumstances warrant. Newpark has performed impairment reviews by reporting unit based on a fair value concept. Newpark’s goodwill impairment reviews indicated that Newpark’s goodwill was not impaired.
     Newpark also has recorded other identifiable intangible assets which were acquired in business combinations or in separate transactions. These other identifiable intangible assets include permits, patents and similar exclusivity arrangements, customer intangibles, trademarks and non-

compete agreements, which are being amortized over their contractual life of 5 to 17 years on a straight-line basis, except for certain assets acquired in an acquisition in 2002, which are not being amortized. In accordance with FAS 142, Newpark concluded that its permits, operating rights, licenses and trademarks have indefinite lives since it has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to use these intangible assets indefinitely. Newpark’s rights under these arrangements continue so long as it is in compliance with the underlying terms of the arrangements. Any period costs of maintaining these intangible assets are expensed as incurred. Each reporting period, Newpark evaluates whether indefinite-lived intangibles have become impaired.
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
     The impairment loss in 2003 related to Newpark’s evaluation of the net realizable value of assets at its barite grinding facilities in Channelview, Texas that were abandoned after the relocation of these facilities was completed in 2005. The underlying assets were included in the assets of the Fluids Sales and Engineering segment.
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
Stock-Based Compensation. At December 31, 2005, Newpark had stock-based compensation plans, which are described in Note K. Newpark applies Accounting Principles Board Opinion 25 (“APB 25”) and related Interpretations in accounting for its plans. Accordingly, Newpark has recognized no compensation cost for its stock option plans as the exercise price of all stock options granted is equal to the fair value at the date of grant. If Newpark had applied the fair value recognition provisions of FAS 123 to its stock-based compensation plans, Newpark’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

		Year Ended December 31,
(In thousands, except per share data)		2005	2004	2003

Income applicable to common and common equivalent shares:
As reported		$21,630	$4,018	$494
Add recorded stock compensation expense, net of related taxes		350	214	172
Deduct stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes		(1,027)	(3,535)	(2,264)

Pro forma income (loss)		$20,953	$697	$(1,598)

Earnings (loss) per share:
Basic	As reported	$0.25	$0.05	$0.01
	Pro forma	$0.24	$0.01	$(0.02)

Diluted	As reported	$0.25	$0.05	$0.01
	Pro forma	$0.24	$0.01	$(0.02)

     During the year ended December 31, 2004, Newpark modified the terms of non-director and non-executive officer stock options to accelerate the vesting of out-of-the-money options in order to minimize the expense of stock options in future financial statements due to the required future adoption of FAS 123(R). This resulted in a decrease of $896,000 in the pro forma after-tax expense that otherwise would have been reported for 2005 presented above and also resulted in an increase of $1.7 million in the pro forma after-tax expense for 2004 presented above.
     All recorded and pro forma compensation cost associated with stock-based compensation that does not include performance criteria is attributed to expense on the straight-line method over the period the compensation is earned.

Foreign Currency Transactions and Derivative Financial Instruments. The majority of Newpark’s transactions are in U.S. dollars; however, Newpark’s Canadian and Italian subsidiaries maintain their accounting records in the respective local currency. These currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected in “accumulated other comprehensive income,” a component of stockholders’ equity, in accordance with FAS 52 and FAS 130, “Reporting Comprehensive Income.” Foreign currency transaction gains (losses), if any, are credited or charged to income. Newpark recorded net transaction gains totaling $521,000, $301,000 and $831,000 in 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, cumulative foreign currency translation gains related to foreign subsidiaries reflected in stockholders’ equity amounted to $7.6 million and $8.2 million, respectively. At December 31, 2005, Newpark’s foreign subsidiaries had net assets of approximately $38.4 million.
     During the quarter ended March 31, 2005, Newpark’s Canadian subsidiary committed to purchase approximately $2.0 million of barite from one of its U.S. subsidiaries and Newpark entered into a foreign currency forward contract arrangement to reduce the exposure to foreign currency fluctuations related to this commitment. The forward contract requires that the Canadian subsidiary purchase approximately $2.0 million U.S. dollars at a contracted exchange rate of 1.2496 over a two year period. At December 31, 2005, the fair value of this forward contract represents a loss of approximately $85,000. Newpark accounts for this forward contract on a mark-to-market basis with the impact reported in net foreign exchange gain.
New Accounting Standards. In December 2004, the FASB issued FAS 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which is a revision of FAS 123, “Accounting for Stock-Based Compensation.” FAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS 95, “Statement of Cash Flows.” Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) permits adoption of its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date of FAS 123(R) (a) based on the requirement of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted prior to the effective date of FAS 123(R) that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method previously described, but also permits restatement of prior periods based on the amounts previously reported in pro forma disclosures under FAS 123. Newpark currently plans to adopt FAS 123(R) using the modified prospective method and to continue using the Black-Scholes option-pricing model to estimate the fair value of its stock options. On April 14, 2005, the Securities and Exchange Commission announced amended compliance dates for FAS 123(R) and the rules now require Newpark to adopt FAS 123(R) starting with its first quarter of its fiscal year beginning January 1, 2006.
     As permitted by FAS 123, through December 31, 2005, Newpark accounted for stock-based compensation using APB 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of FAS 123(R) may have a material impact on Newpark’s results of operations. However, the ultimate impact of adoption of FAS 123(R) cannot be predicted because it will depend on levels of share-based payments granted in the future. If Newpark had adopted FAS 123(R) in prior periods, the impact would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share previously disclosed in this note under the heading Stock-Based Compensation.
     In November 2004, the FASB issued FAS 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). It requires that these items be recognized as current-period charges regardless of whether they meet a criterion of “so abnormal.” It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Newpark adopted FAS 151 for inventory costs effective January 1, 2006. Management does not expect adoption of FAS 151 to have a material impact on Newpark’s financial results.
B.	Acquisitions
     On April 18, 2005, Newpark acquired OLS Consulting Services, Inc. (“OLS”) in exchange for a cash payment of $1.3 million, including $400,000 reported in general and administrative expenses, which was allocated to the settlement of litigation described in Note N. The principal assets of OLS included patents licensed to The Loma Company, LLC (“LOMA”) for use in the manufacture of composite mats, its 51% membership interest in LOMA and a note receivable from LOMA. As a result of the acquisition of OLS, Newpark, through two of its subsidiaries, owns all of the outstanding equity interests in LOMA.
     The acquisition of OLS and consolidation of LOMA were accounted for following the principles of FAS 141. The purchase price was allocated to the net assets of OLS and LOMA based on estimates of fair value at the date of acquisition. The effect on our consolidated balance sheet was as follows (in thousands):

Current assets, net of cash acquired	$467
Property, plant and equipment	15,660
Intangible assets — patents (15 year weighted average life)	4,642
Accrued liabilities	(21)
Current and long-term debt	(6,166)
Deferred tax liability	(37)
Notes and other receivables	(567)
Other assets	(13,097)

Cash purchase price, net of cash acquired	$881

     Prior to the acquisition of OLS in 2005, management had determined that Newpark was the primary beneficiary of LOMA. However, due to the ongoing dispute and pricing litigation discussed in Note N, Newpark did not have access to and was unable to obtain current and reliable financial information for LOMA as of and for the period ended December 31, 2004. In addition, substantially all of the operating activity of LOMA was with Newpark or one of its wholly-owned subsidiaries and this activity would have been eliminated in consolidation. Therefore, Newpark accounted for its investment in LOMA on the cost method as of December 31, 2004. At December 31, 2004, Newpark’s investment in LOMA was $11.4 million, including $10.2 million in receivables recorded in connection with the favorable judgment in the pricing dispute, which was net of an allowance of approximately $6.8 million. This receivable was included in other assets as of December 31, 2004. The recorded value of the receivable was net of any allowances for amounts deemed to be uncollectible from LOMA in the future. In 2004, in connection with recording this receivable, Newpark recorded net reductions to inventory of $3.4 million and to property, plant and equipment of $5.2 million. These reductions were made to reduce mat costs to the amounts determined as appropriate by the state court judgment, as opposed to the amounts originally invoiced by LOMA.

C.	Goodwill and Other Intangibles
     Changes in the carrying amount of goodwill by segment are as follows:

	E&P	Drilling	Mat and
(In thousands)	Waste	Fluids	Integrated	Total

Balance at January 1, 2003	$61,785	$39,030	$9,912	$110,727
Goodwill adjustments for final purchase price allocation of 2002 acquisition	—	1,774	—	1,774
Effects of foreign currency	811	2,557	—	3,368

Balance at December 31, 2003	62,596	43,361	9,912	115,869
Effects of foreign currency	330	1,215	—	1,545

Balance at December 31, 2004	62,926	44,576	9,912	117,414
Effects of foreign currency	155	(728)	—	(573)

Balance at December 31, 2005	$63,081	$43,848	$9,912	$116,841

     Other intangible assets consist of the following:

		December 31, 2005			December 31, 2004
		Gross			Gross
		Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amortization Period	Amount	Amortization	Net	Amount	Amortization	Net

Patents and exclusivity agreements	15—17 years	$20,887	$8,813	$12,074	$16,323	$7,450	$8,873
Permits, operating rights and licenses	Non-amortizing	4,471	—	4,471	4,491	—	4,491
Customer relationships	10 years	1,251	412	839	1,243	299	944
Noncompete agreements	5 years	503	450	53	575	399	176
Trademarks	Non-amortizing	762	—	762	871	—	871

		$27,874	$9,675	$18,199	$23,503	$8,148	$15,355

     All of Newpark’s intangible assets are subject to amortization in accordance with FAS 142, except for the permits, operating rights, licenses and trademarks, which are deemed to have an indefinite life. Total amortization expense for the years ended December 31, 2005, 2004 and 2003 related to other intangibles was $1,627,000, $1,352,000 and $1,452,000, respectively. The increase in the gross carrying amount of patents and exclusivity agreements is primarily attributable to patents acquired as a result of the acquisition described in Note B.
     Estimated future amortization expense for the years ended December 31 is as follows (in thousands):

2006	$1,651
2007	$1,639
2008	$1,623
2009	$1,366
2010	$1,213

D.	Inventory
     Newpark’s inventory consisted of the following items at December 31, 2005 and 2004:

(In thousands)	2005	2004

Finished Goods:
Composite mats	$10,030	$12,824
Raw materials and components:
Logs	6,084	5,121
Drilling fluids raw materials and components	67,189	63,602
Supplies	279	287
Other	2,717	2,210

Total raw materials and components	76,269	71,220

Total inventory	$86,299	$84,044

E.	Property, Plant and Equipment
     Newpark’s investment in property, plant and equipment at December 31, 2005 and 2004 is summarized as follows:

(In thousands)	2005	2004

Land	$16,906	$16,102
Buildings and improvements	63,940	63,522
Machinery and equipment	206,212	185,805
Construction in progress	19,393	8,878
Mats	48,395	38,026
Other	2,866	3,613

	357,712	315,946
Less accumulated depreciation	(117,938)	(105,432)

	$239,774	$210,514

F. Financing Arrangements
     Financing arrangements consisted of the following at December 31, 2005 and 2004:

(In thousands)	2005	2004

Senior subordinated notes	$125,000	$125,000
Domestic bank lines of credit	41,573	39,633
Barite facilities financing	13,125	14,479
Foreign bank lines of credit	11,116	8,017
Mexico mat financing	5,124	6,339
Loma financing	4,402	—
Other, principally capital leases secured by composite mats, machinery and equipment with a total net book value of $10.4 million at December 31, 2005, payable through 2011, with interest at 4.5% to 6.0%	9,179	5,866

	209,519	199,334
Less: current portion	(23,586)	(13,048)

Long-term portion	$185,933	$186,286

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
     On February 25, 2004, Newpark converted its bank credit facility into an asset-based facility (the “Credit Facility”) that is secured by substantially all of its domestic assets and the assets of its domestic subsidiaries. The Credit Facility, as amended, matures on June 25, 2007. Under the Credit Facility, Newpark can borrow up to $15 million in term debt and $70 million in revolving debt, for a total of $85 million. At December 31, 2005, $8.8 million was outstanding under the term portion of the Credit Facility. Eligibility under the revolving portion of the Credit Facility is based on a percentage of Newpark’s eligible consolidated accounts receivable and inventory as defined in the Credit Facility. At December 31, 2005, the maximum amount Newpark could borrow under the revolving portion of the Credit Facility was $59.7 million. At December 31, 2005, $11.7 million in letters of credit were issued and outstanding and $32.8 million was outstanding under the revolving portion of the Credit Facility, leaving $15.2 million of availability at that date. The Credit Facility bears interest at either a specified prime rate (7.25% at December 31, 2005), or the three-month LIBOR rate (4.53% at December 31, 2005), in each case plus a spread determined quarterly based upon a fixed charge coverage ratio. The weighted average interest rates on the outstanding balances under the respective credit facilities for the years ended December 31, 2005 and 2004 were 6.5% and 4.7%, respectively.
     During 2004, Newpark closed a $15 million project financing on its four barite mills (“Barite Facilities Financing”). Proceeds from this transaction were used to reduce advances under the Credit Facility. The Barite Facilities Financing is a $15 million term loan facility which bears interest at one-month LIBOR plus 3.75% (8.04% at December 31, 2005) payable monthly and matures August 1, 2009. Principal payments are required monthly based on an amortization period of 12 years, with a balloon payment at the maturity date. The Barite Facilities Financing is collateralized by Newpark’s four barite facilities.
     The Credit Facility and the Barite Facilities Financing contain a fixed charge coverage ratio covenant and a tangible net worth covenant. As of December 31, 2005, Newpark was in compliance with the covenants contained in these facilities, as amended. The Notes do not contain any financial covenants; however, if Newpark does not meet the financial covenants of the Credit Facility and is unable to obtain an amendment from the banks, Newpark would be in default of the Credit Facility which would cause the Notes to be in default and immediately due. The Notes and the Credit Facility also contain covenants that significantly limit the payment of dividends on Newpark’s common stock.
     During 2005, Newpark entered into a secured financing facility which provides up to $8 million in financing for wooden mat additions. At December 31, 2005, Newpark had borrowed $4.1 million under the facility. Principal payments totaling approximately $97,000 are required monthly for 48 months. Interest based on one-month LIBOR plus 3.45% is also payable monthly.
     During 2004, Newpark also closed financing arrangements on $6.8 million in support of a new mat operation in Mexico (“Mexico Mat Financing”). The Mexico Mat Financing consists of two term loan facilities totaling $6.8 million, bears interest at 7% payable monthly and matures

August 1, 2007. Principal payments are required monthly based on an amortization period of 5 years, with a balloon payment at the maturity date. The Mexico Mat Financing is collateralized by the composite mats of Newpark’s Mexican operation.
     AVA, S.p.A. (“AVA”), Newpark’s drilling fluids subsidiary headquartered in Rome, Italy, maintains its own credit arrangements, consisting primarily of lines of credit with several banks, with the lines renewed on an annual basis. Advances under these credit arrangements are typically based on a percentage of AVA’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was approximately 5.6% at December 31, 2005. At December 31, 2005 and 2004, AVA had a total of $11.1 million and $8.1 million, respectively, outstanding under these facilities. Newpark does not provide a corporate guarantee of AVA’s debt.
     At December 31, 2004, we had issued a guarantee for certain lease obligations of a joint venture which supplied a portion of our wooden mats on a day rate leasing basis (“MOCTX”). The amount of this guarantee as of December 31, 2004 was $4.2 million. In January 2005, MOCTX was dissolved and we took possession of the underlying assets and assumed the obligations under the leases. We recorded these leases as capital leases in accordance with FAS 13. At December 31, 2005, $1.6 million was outstanding under these capital leases.
     As a result of the acquisition described in Note B, Newpark acquired the debt obligations of LOMA (the “Loma financing”). These obligations require monthly escrow payments of principal of $147,000, interest and letter of credit fees payable monthly based on a variable rate, which approximated 6.5% at December 31, 2005, and mature in December 2008. At December 31, 2005, approximately $4.4 million was outstanding under these obligations. In addition, at December 31, 2005, Newpark had issued a $4.5 million guarantee of these debt obligations. This guarantee is secured by a letter of credit issued under the Credit Facility and declines with each principal payment.
     For the years ended December 31, 2005, 2004 and 2003, Newpark incurred interest cost of $16,915,000, $15,120,000 and $15,945,000, respectively, of which $760,000, $323,000 and $694,000, respectively, was capitalized on qualifying construction projects.
     Scheduled maturities of long-term debt are $23,586,000 in 2006, $172,189,000 in 2007, $3,473,000 in 2008, $10,111,000 in 2009 and $91,000 in 2010.

G. Income Taxes
     The provision for income taxes charged to operations was as follows:

	Year Ended December 31,
(In thousands)	2005	2004	2003

Current tax expense (benefit):
U.S. Federal	$366	$7	$–
State	281	163	38
Foreign	154	(861)	1,896

Total current	801	(691)	1,934

Deferred tax expense (benefit):
U.S. Federal	9,598	3,106	505
State	(96)	302	21
Foreign	559	–	–

Total deferred	10,061	3,408	526

Total provision	$10,862	$2,717	$2,460

     Income (loss) before income taxes was as follows:

	Year Ended December 31,
(In thousands)	2005	2004	2003

U.S.	$29,825	$9,540	$505
Other than U.S.	3,176	(1,867)	4,032

Income before income taxes	$33,001	$7,673	$4,537

     The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
	2005	2004	2003

Income tax expense at statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	2.8	10.7	7.3
Higher rates on earnings (losses) of foreign operations	0.6	(0.3)	9.3
State taxes, net	0.6	6.1	0.5
Benefit of foreign interest deductible in U.S.	(1.9)	(5.5)	(6.1)
Deferred taxes no longer required	(1.3)	(6.6)	–
Increase (decrease) in valuation allowance	(0.1)	1.6	–
Other	(2.8)	(5.6)	8.2

Total income tax expense	32.9%	35.4%	54.2%

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

(In thousands)	2005	2004

Deferred tax assets:
Net operating losses	$58,139	$64,673
Accruals not currently deductible	1,730	1,319
Bad debts	322	777
Alternative minimum tax credits	2,714	2,348
Foreign tax credits	1,635	645
All other	3,730	3,888

Total deferred tax assets	68,270	73,650
Valuation allowance	(11,045)	(9,565)

Total deferred tax assets, net of allowances	57,225	64,085
Deferred tax liabilities:
Accelerated depreciation and amortization	48,834	43,160
All other	191	4,361

Total deferred tax liabilities	49,025	47,521

Total net deferred tax assets	$8,200	$16,564

     For U.S. federal income tax purposes, Newpark has net operating loss carryforwards (“NOLs”) of approximately $129.9 million (net of amounts disallowed pursuant to IRC Section 382) that, if not used, will expire in 2018 through 2023. Newpark also has approximately $2.7 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. Additionally, for state income tax purposes, Newpark has NOLs of approximately $235 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in year 2006 through 2024.
     At December 31, 2005, Newpark has recognized a net deferred tax asset of $8.2 million, the realization of which is dependent on Newpark’s ability to generate taxable income in future periods. Management believes that its estimate of its ability to generate future earnings based on current market outlook supports recognition of this amount. Under FAS 109, a valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2005 and December 31, 2004, Newpark has recorded a valuation allowance for the net benefit of all state NOLs.
     In 2005, deferred tax expense included a decrease in the valuation allowance for utilization of deferred tax assets of $46,000. In 2004, the Mexican NOL was fully reserved in the allowance. The decrease in 2005 is to reflect the utilization of a portion of the NOL against current Mexican earnings. The valuation allowance increased $1,480,000 overall, net of the decrease for Mexican NOLs, due to an increase of $644,000 for 65% of the foreign tax credits generated during 2005 and an increase of $882,000 for an adjustment to state tax NOLs.
     In 2004, deferred tax expense included an increase in the valuation allowance for deferred tax assets of $124,000. This increase was related to Mexican NOLs, the realization of which is dependent upon projection of future Mexican taxable income. FAS 109 requires several years of positive historical earnings in order to consider projected earnings for purposes of valuing deferred tax assets. Because the Mexican operation began in 2004 and had no historical earnings track record, Newpark provided a valuation allowance of $124,000 against the Mexican NOLs generated in 2004. In 2004 the valuation allowance declined overall, net of the increase for Mexican NOLs, due to state tax NOLs that were utilized during 2004.

     As of December 31, 2005, Newpark had a reserve for tax exposure items totaling $1.3 million related to Canadian tax matters. This amount is expected to be paid in 2006 and is included in current accrued liabilities. During 2005, the net change in this reserve was a reduction of $631,000. The net change included a reduction of $1.3 million in connection with the favorable progress of discussions with the Canadian taxing authorities. This reduction was partially offset by an increase in U.S. tax reserves of $620,000 for Canadian withholding taxes.
     Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $3.4 million at December 31, 2005. Newpark has the ability and intent to leave these foreign earnings permanently reinvested abroad.
H. Preferred Stock
     Newpark has been authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value. Changes in outstanding preferred stock were as follows:

	Years Ended December 31,
(dollars in thousands, except
per share amounts)	2005		2004		2003
	Shares		Shares		Shares

Outstanding at beginning of year	80,000	$20,000	120,000	$30,000	167,500	$41,875
Shares converted to common stock	(80,000)	(20,000)	(40,000)	(10,000)	(47,500)	(11,875)

Outstanding at end of year	–	–	80,000	$20,000	120,000	$30,000

Weighted-average conversion price per share		$5.89		$3.80		$4.31
     On June 1, 2000, Newpark completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of the Common Stock of Newpark at an exercise price of $10.075 per share, subject to anti-dilution adjustments. The Series B Warrant has a term of seven years, expiring June 1, 2007. There were no redemption features to the Series B Preferred Stock. The aggregate purchase price for these instruments was $30.0 million, of which approximately $26.5 million was allocated to the Series B Preferred Stock and approximately $3.5 million to the Series B Warrant. On December 28, 2000, Newpark completed the sale of 120,000 shares of Series C Convertible Preferred Stock, $0.01 par value per share (the “Series C Preferred Stock”). There were no redemption features to the Series C Preferred Stock. The aggregate purchase price for this instrument was $30.0 million. The net proceeds from these sales were used to repay indebtedness. No underwriting discounts or commissions were paid in connection with the sales of these securities.
     The agreements pursuant to which the Series B and Series C Preferred Stock and the Warrant were issued (the “Agreements”) require Newpark to use its best efforts to register under the Securities Act of 1933, as amended (the “Securities Act”), all of the shares of Common Stock issuable upon exercise of the Warrant and 1.5 times the number of shares of Common Stock issuable as of the effective date of the registration statement upon conversion of the Series B and Series C Preferred Stock or as dividends on the Series B and Series C Preferred Stock. Newpark will be required to increase the number of shares registered under the registration statement if the total number of shares of Common Stock issued and issuable under the Warrant and with respect to the Series B and Series C Preferred Stock exceeds 80% of the number of shares then registered. The registration statements currently cover approximately 13.7 million shares of Common Stock.
     Cumulative dividends were payable on the Series B and Series C Preferred Stock quarterly in arrears. The dividend rate was 4.5% per annum, based on the stated value of $250 per share of Series B and Series C Preferred Stock. Dividends payable on the Series B and Series C Preferred

Stock could be paid at the option of Newpark either in cash or by issuing shares of Newpark’s Common Stock that had been registered under the Act. The number of shares of Common Stock of Newpark to be issued as dividends was determined by dividing the cash amount of the dividend otherwise payable by the market value of the Common Stock determined in accordance with the provisions of the certificate relating to the Series B and Series C Preferred Stock. In 2005 and 2004, dividends were paid in cash and in the form of common stock. In 2003, all dividends were paid in the form of common stock.
     On April 16, 1999, Newpark issued 150,000 shares of Series A Cumulative Perpetual Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), and a warrant (the “Series A Warrant”) to purchase up to 2,400,000 shares of the Common Stock of Newpark at an exercise price of $8.50 per share, subject to anti-dilution adjustments. The Series A Warrant has a term of seven years, expiring April 15, 2006. The aggregate purchase price for these instruments was $15.0 million, of which approximately $12.8 million was allocated to the Series A Preferred Stock and approximately $2.2 million to the Series A Warrant. The net proceeds from the sale were used to repay indebtedness. No underwriting discounts, commissions or similar fees were paid in connection with the sale of the securities. In 2002, Newpark repurchased all of the outstanding shares of Series A Preferred Stock.
     The Series A Warrant and Series B Warrant contain anti-dilution provisions. As of December 31, 2005, the Series A Warrant provided for the right to purchase up to 2,862,580 shares of the Common Stock of Newpark at an exercise price of $8.50 per share. As of December 31, 2005, the Series B Warrant provided for the right to purchase up to 1,911,836 shares of the Common Stock of Newpark at an exercise price of $10.01 per share.
     In February 2006, the holder of the Series A Warrant elected to execute a cashless exercise of its right to purchase the 2,862,580 shares in exchange for 203,934 shares of Common Stock of Newpark valued at $9.15 at the time of exercise.
I. Common Stock
     Changes in outstanding Common Stock for the years ended December 31, 2005, 2004 and 2003 were as follows:

(In thousands of shares)	2005	2004	2003

Outstanding, beginning of year	84,021	81,073	77,710
Shares issued upon conversion of preferred stock	3,396	2,629	2,754
Shares issued upon exercise of options	935	178	6
Shares issued under employee stock purchase plan	61	75	74
Shares issued for preferred stock dividends	23	66	360
Shares issued (cancelled) under deferred compensation plan	–	–	169

Outstanding, end of year	88,436	84,021	81,073

J. Earnings per Share
     The following table presents the reconciliation of the numerator and denominator for calculating earnings per share in accordance with the disclosure requirements of FAS 128 as follows:

	Years Ended December 31,
(In thousands, except per share data)	2005	2004	2003

Income applicable to common and common equivalent shares	$21,630	$4,018	$494

Weighted average number of common shares outstanding	85,950	83,655	79,785
Add:
Net effect of dilutive stock options and warrants	504	237	120

Adjusted weighted average number of common shares outstanding	86,454	83,892	79,905

Income applicable to common and common equivalent shares:
Basic	$0.25	$0.05	$0.01

Diluted	$0.25	$0.05	$0.01

     At December 31, 2005, 2004 and 2003, Newpark had dilutive stock options of 3,615,697, 2,006,427 and 686,648, respectively, which were assumed exercised using the treasury stock method. The resulting net effect of stock options was used in calculating diluted income per share for the periods ended December 31, 2005, 2004 and 2003. Options and warrants to purchase a total of 5,772,000 shares of common stock, at exercise prices ranging from $7.88 to $21.00 per share, were outstanding at December 31, 2005 but were not included in the computation of diluted income per share because they were anti-dilutive. Options and warrants to purchase a total of 8,027,000 shares of common stock, at exercise prices ranging from $5.56 to $21.00 per share, were outstanding at December 31, 2004 but were not included in the computation of diluted income per share because they were anti-dilutive. Options and warrants to purchase a total of 10,321,000 shares of common stock, at exercise prices ranging from $4.94 to $21.00 per share, were outstanding at December 31, 2003 but were not included in the computation of diluted income per share because they were anti-dilutive.
     The net effects of the assumed conversion of preferred stock have been excluded from the computation of diluted income per share for all periods presented because the effects would be anti-dilutive.
K. Stock Option Plans
     On June 9, 2004, stockholders approved the adoption of the 2004 Non-Employee Directors’ Stock Option Plan. Under this plan, each director was granted a stock option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on June 9, 2004. In addition, each new non-employee director, on the date of his or her election to the Board of Directors (whether elected by the stockholders or the Board of Directors), automatically will be granted a stock option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Twenty percent of such option shares become exercisable on each of the first through the fifth anniversary of the date of grant. This plan also provides for the automatic additional grant to each non-employee director of stock options to purchase 10,000 shares of common stock each time the non-employee director is re-elected to the Board. One-third of such option shares become exercisable on each of the first through the third anniversary of the date of grant. The term of options granted under this plan shall be ten years. Non-employee directors are not eligible to participate in any other stock option or similar plans currently maintained by Newpark. The purpose of the 2004 Non-Employee Directors’ Plan is to promote an increased incentive and personal interest in the welfare of Newpark by those individuals who are primarily responsible for shaping the long-range plans of Newpark, to assist Newpark in attracting and retaining on the Board persons of exceptional competence and to provide additional incentives to serve as a director of Newpark. This plan superseded the 1993 Non-Employee Directors’ Stock Option Plan.
     On November 2, 1995, the Board of Directors adopted, and on June 12, 1996 the stockholders approved, the Newpark Resources, Inc. 1995 Incentive Stock Option Plan (the “1995 Plan”), pursuant to which the Compensation Committee may grant incentive stock options and non-statutory stock options to designated employees of Newpark. The terms of options granted under the 1995 Plan generally provide for equal vesting over a three-year period and a term of 10 years. Initially, a maximum of 2,100,000 shares of Common Stock could be issued under the 1995 Plan. This maximum number was subject to increase on the last business day of each fiscal year by a number equal to 1.25% of the number of shares of Common Stock issued and outstanding on the close of business on such date, subject to a maximum limit of 8 million shares. This reflects an increase in the limit that was approved by Newpark stockholders in June 2000. As of December 31, 2005, no options were available for granting under this plan.
     A summary of the status of Newpark’s stock option plans as of December 31, 2005, 2004 and 2003 and changes during the periods ending on those dates is presented below:

	Years Ended December 31,
	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	5,532,669	$6.44	5,619,791	$6.85	6,264,214	$7.41
Granted	450,000	6.27	942,000	5.59	922,000	4.67
Exercised	(934,472)	5.21	(178,549)	4.48	(5,666)	5.03
Expired or canceled	(574,166)	9.29	(850,573)	8.62	(1,560,757)	7.82

Outstanding at end of year	4,474,031	$6.44	5,532,669	$6.44	5,619,791	$6.85

Options exercisable at end of year	3,733,371	$6.31	4,811,596	$6.66	3,735,679	$7.35

Weighted-average fair value of options granted during the year		$3.54		$3.31		$2.45

     The following table summarizes information about all stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$2.90 to $5.13	1,165,166	2.08	$4.46	1,003,568	$4.56
$5.19 to $5.90	1,006,200	5.38	5.66	880,203	5.68
$6.00 to $7.08	1,174,166	4.37	6.62	742,101	6.84
$7.19 to $8.19	919,499	2.81	7.63	919,499	7.63
$8.34 to $21.00	209,000	3.57	12.25	188,000	12.68

	4,474,031	3.64	$6.31	3,733,371	$6.44

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

	Year Ended December 31,
	2005	2004	2003

Risk-free interest rate	3.9%	3.6%	2.5%
Expected years until exercise	4	4	4
Expected stock volatility	72.0%	77.6%	67.8%
Dividend yield	0.0%	0.0%	0.0%

L. Incentive Plans, Deferred Compensation Plan and 401-K Plan
     On June 8, 2005, the Board of Directors unanimously adopted the Long Term Cash Incentive Plan (the “2005 Plan”). Each award under the 2005 Plan shall consist of an amount of cash (to be paid on a deferred basis) subject to a restriction period (after which the restrictions shall lapse), which shall mean a period commencing on the date the award is granted and ending on such date as the Administration Committee shall determine as of the date the award is granted. No employee shall be eligible to be a participant for any calendar year in which the employee is a participant under Newpark’s 2003 Long Term Incentive Plan. The maximum amount of cash that may be awarded pursuant to the 2005 Plan shall be $2 million. If the right to receive cash awarded under the 2005 Plan is cancelled due to forfeiture, or for any other reason, such cash shall be available thereafter for purposes of the 2005 Plan. As of December 31, 2005 $1,960,000 of awards were outstanding under the 2005 Plan and $40,000 of awards were available for grant.
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

	Annualized Total	Average Return
	Stockholder Return	on Equity	Portion of Contingent
	(50%)	(50%)	Award Vested
Expected level	50th percentile of
	OSXsm industry group	8%	20%
	75th percentile of
Over-achievement level	OSXsm industry group	14%	100%
     Awards under the 2003 Plan are being accounted for using variable accounting. Based on Newpark’s performance as compared to the performance levels listed above, no expense was accrued under the 2003 Plan for the years ended December 31, 2005, 2004 and 2003.
     In March 1997, Newpark established a Long-Term Stock and Cash Incentive Plan (the “Plan”). By policy, Newpark limited participation in the Plan to certain key employees of companies acquired subsequent to inception of the Plan. The intent of the Plan was to increase the value of the stockholders’ investment in Newpark by improving Newpark’s performance and profitability and to retain, attract and motivate key employees who were not directors or officers of Newpark but whose judgment, initiative and efforts were expected to contribute to the continued success, growth and profitability of Newpark.
     Subject to the provisions of the Plan, a committee could (i) grant awards pursuant to the Plan, (ii) determine the number of shares of stock or the amount of cash or both subject to each award, (iii) determine the terms and conditions (which need not be identical) of each award, provided that stock would be issued without the payment of cash consideration other than an amount equal to the par value of the stock, (iv) establish and modify performance criteria for awards, and (v) make all of the determinations necessary or advisable with respect to awards under the Plan.
     Each award under the Plan consists of a grant of shares of stock or an amount of cash (to be paid on a deferred basis) subject to a restriction period (after which the restrictions lapse), which means a period commencing on the date the award is granted and ending on such date as the committee determines. The committee could provide for the lapse of restrictions in installments, for acceleration of the lapse of restrictions upon the satisfaction of such performance or other criteria or upon the occurrence of such events as the committee determines, and for the early expiration of the restriction period upon a participant’s death, disability, retirement at or after normal retirement age or the termination of the participant’s employment with Newpark by Newpark without cause.
     The maximum number of shares of common stock of Newpark that could be issued pursuant to the Plan was 676,909, subject to adjustment pursuant to certain provisions of the Plan. The maximum amount of cash that could be awarded pursuant to the Plan was $1,500,000. If shares of stock or the right to receive cash awarded or issued under the Plan were reacquired by Newpark due to forfeiture or for any other reason, these shares or right to receive cash could be cancelled and thereafter could again be available for purposes of the Plan. At December 31, 2005, all available awards under the Plan had been awarded.
     In 2005, Newpark had no cost associated with the stock portion of the Plan. The total cost associated with the stock portion of the Plan was $331,000 in 2004 and $277,000 in 2003.
     During the periods reported, substantially all of Newpark’s U.S. employees were covered by a defined contribution retirement plan (the “401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined, to the 401(k) Plan. The participants’ contributions, up to 6% of compensation, were matched 50% by Newpark. Under the 401(k) Plan, Newpark’s cash contributions were approximately $1,029,000, $940,000 and $887,000 in 2005, 2004 and 2003, respectively.
M. Supplemental Cash Flow Information
     Included in accounts payable and accrued liabilities at December 31, 2005, 2004 and 2003, were equipment purchases of $890,000, $434,000 and $762,000, respectively.
     During the year ended December 31, 2005, Newpark financed with capital leases the acquisition of property, plant and equipment totaling $4,774,000. During the year ended December 31, 2004, Newpark financed with capital leases the acquisition of property, plant and equipment totaling $5,466,000 and purchases of inventory totaling $1,354,000.
     Newpark paid interest of $16,493,000, $14,171,000 and $15,079,000 in 2005, 2004 and 2003, respectively. Income tax refunds, net of income taxes paid, totaled $1,718,000 and $665,000 in 2005 and 2003, respectively. Income taxes paid, net of income tax refunds, totaled $2,537,000 in 2004.
N. Commitments and Contingencies
Litigation
     Newpark, through a consolidated subsidiary, purchased composite mats from LOMA, which manufactured the mats under an exclusive license granted by OLS. Newpark, through a separate consolidated subsidiary, owned 49% of LOMA and OLS held the remaining 51% interest. OLS had granted Newpark an exclusive license to use and sell these composite mats (“Exclusive License”). On April 18, 2005, Newpark acquired OLS in exchange for a cash payment of $1.3 million. (See Note B.) The principal assets of OLS included the patents licensed to LOMA for use in the manufacture of the mats, a note receivable from LOMA and its 51% membership interest in LOMA. As a result of the acquisition of OLS, Newpark, through two of its subsidiaries, owns all of the outstanding equity interests in LOMA and the parties and their affiliates mutually dismissed all previously pending litigation, which is described below.
     In 2003, OLS, purportedly on LOMA’s behalf, filed suit against Newpark and several of its officers claiming breach of contract, breach of fiduciary duty and unfair trade practices arising out of claims that Newpark’s manufacturing of Bravo™ mats was a material breach of the Exclusive License agreement. LOMA and OLS threatened to terminate the Exclusive License. LOMA had also taken the position that it had the right to sell composite mats to third parties, despite Newpark’s Exclusive License to use and sell them. Newpark contended that no violation had occurred and that LOMA had no right to sell the composite mats it manufactures to anyone other than Newpark. Litigation was already pending as a result of a lawsuit filed in 2002 by a Newpark subsidiary against LOMA concerning the pricing formula that LOMA used to invoice Newpark for mats (the “Pricing Dispute”).
     On June 29, 2004, the Louisiana Fifteenth Judicial District Court granted judgment in Newpark’s favor in the Pricing Dispute affirming Newpark’s interpretation of the pricing of the DuraBase™ composite mats and awarded Newpark $11.7 million in damages for overcharges through December 31, 2002. The state court judgment further denied the claims by LOMA and OLS to void the Exclusive License. The judgment had been appealed by LOMA and OLS to the Louisiana Third Circuit Court of Appeal. Lacking adequate liquidity to obtain a bond to suspend execution of the judgment pending appeal, LOMA filed for protection under Chapter 11 of the Bankruptcy Code on August 11, 2004. Newpark sought the appointment of a Chapter 11 Trustee to assume control over LOMA’s affairs while in Chapter 11. LOMA eventually acquiesced and the bankruptcy court order confirmed the appointment of a Chapter 11 Trustee. A motion to dismiss the LOMA bankruptcy proceedings was heard on April 19, 2005 and such proceedings were dismissed.

     In addition, Newpark and its subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters should not have a material effect on Newpark’s consolidated financial statements.
Environmental Proceedings
     In the ordinary course of conducting its business, Newpark becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels, as well as private party actions. Pending proceedings that allege liability related to environmental matters are described below. Management believes that none of these matters involves material exposure. Management cannot assure you, however, that this exposure does not exist or will not arise in other matters relating to Newpark’s past or present operations.
     Newpark continues to be involved in the voluntary cleanup associated with the DSI sites in southern Mississippi. This includes three facilities known as Clay Point, Lee Street and Woolmarket. The Mississippi Department of Environmental Quality (“MDEQ”) is overseeing the cleanup. The DSI Technical Group that represents the potentially responsible parties, including Newpark, awarded Newpark a contract to perform the remediation work at the three sites. The cleanup of Clay Point and Lee Street has been completed. Management believes that payments previously made into an escrow account by all potentially responsible parties are sufficient to cover any remaining costs of cleanup at the Woolmarket site. Management anticipates that the Woolmarket cleanup will be completed in 2006 following recent approval of the closure plan by the MDEQ.
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
Operating Leases
     Newpark leases various manufacturing facilities, warehouses, office space, machinery and equipment, including transportation equipment and composite and wooden mats, under operating leases with remaining terms ranging from one to 13 years, with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were approximately $24.0 million in 2005, 2004 and 2003.
     Future minimum payments under non-cancellable operating leases, with initial or remaining terms in excess of one year are as follows (in thousands):

2006	$11,164
2007	9,429
2008	5,656
2009	3,696
2010	1,188
Thereafter	3,501

$34,634

Other
     During late August and early September 2005, Newpark’s fluids sales and engineering and E&P waste disposal operations along the Gulf Coast were affected by Hurricanes Katrina and Rita . As a result, in 2005 Newpark recorded losses totaling $7.9 million, including losses related to property, plant and equipment damages totaling $4.0 million, inventory losses totaling $1.4 million and additional costs as a direct result of the storms totaling $2.5 million. Newpark recorded these losses as additions to cost of revenues. As of December 31, 2005, based on agreements with its insurers as to insurance coverage, Newpark recorded insurance recoveries totaling $9.4 million, including $4.8 million for property, plant and equipment, $2.5 million related to additional costs as a direct result of the storms and $2.1 million for business interruption, net of a $100,000 insurance deductible per occurrence. Newpark recorded these insurance recoveries as reductions to cost of revenues.
     In the normal course of business, in conjunction with its insurance programs, Newpark had established letters of credit in favor of certain insurance companies in the amount of $1.2 million at December 31, 2005 and 2004, respectively. In addition, as of December 31, 2005 and 2004, Newpark had established letters of credit in favor of its barite suppliers in the amount of $5.5 million and $11.9 million, respectively. At December 31, 2005 and 2004, Newpark had outstanding guarantee obligations totaling $9.6 million and $9.0 million, respectively, in connection with facility closure bonds and other performance bonds issued by an insurance company.
     At December 31, 2005, Newpark had issued a $4.5 million guarantee of certain debt obligations of LOMA supported by a letter of credit issued under the Credit Facility. At December 31, 2004, the amount of this guarantee was $6.2 million. The guarantee is renewable annually and the amount is based on the outstanding balance of the related bonds. (See Note F.)
     At December 31, 2004, Newpark had issued a guarantee for certain lease obligations of a joint venture which supplied a portion of its wooden mats on a day rate leasing basis. The amount of this guarantee at December 31, 2004 was $4.2 million. In January 2005, the joint venture was dissolved and Newpark took possession of the underlying assets and assumed the obligations under the leases. Newpark recorded these leases as capital leases in accordance with FAS 13.
     Newpark is self-insured for health claims up to a certain policy limit. Claims in excess of $150,000 per incident and approximately $10.5 million in the aggregate per year are insured by third-party re-insurers. At December 31, 2005, Newpark had accrued a liability of $1.4 million for outstanding and incurred, but not reported, claims based on historical experience. These estimated claims are expected to be paid within one year of their occurrence.
     Newpark is self-insured for certain workers’ compensation, auto and general liability claims up to a certain policy limit. Claims in excess of $100,000 are insured by third-party reinsurers. At December 31, 2005, Newpark had accrued a liability of $897,000 for the uninsured portion of claims based on reports provided by its third party administrator.
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

     Concentrations of credit risk with respect to trade accounts and notes receivable are generally limited due to the large number of entities comprising Newpark’s customer base, and for notes receivable the required collateral. Newpark maintains an allowance for losses based upon the expected collectibility of accounts receivable. Changes in this allowance for 2005, 2004 and 2003 are as follows:

(In thousands)	2005	2004	2003

Balance at beginning of year	$3,260	$2,920	$2,102
Provision for uncollectible accounts	843	800	1,000
Write-offs, net of recoveries	(3,299)	(460)	(182)

Balance at end of year	$804	$3,260	$2,920

     The reduction in the allowance for doubtful accounts during 2005 is principally due to the write-off of accounts deemed to be uncollectible, which were previously provided for.
     Newpark does not believe it is dependent on any one customer. During the years ended December 31, 2005, 2004 and 2003, no one customer accounted for more than 10% of total sales. Export sales are not significant.
     Newpark periodically reviews the collectibility of its notes receivable and adjusts the carrying value to the net realizable value. Adjustments to the carrying value of notes receivable were not significant in 2005, 2004 or 2003.
     As of December 31, 2003, Newpark held a note receivable (the “Note”) obtained in connection with the sale of its former marine repair operations. The Note was included in other assets at its estimated fair value of approximately $8.2 million, including $1.9 million of accrued interest. The Note was originally scheduled to mature in September 2003, at which time the anticipated outstanding balance of the Note, plus accrued interest (collectively, the “Obligation”) would have been approximately $8.5 million, after application of a prepayment principal discount of approximately $2.2 million. The Obligation was secured by a first lien on the assets sold as well as certain guarantees of the issuer. During 2004, Newpark collected the entire balance of the Note, including all interest accruable on the Note. Newpark had ceased accrual of interest on the Note in January 2003 due to the financial condition of the issuer. Included in interest income for 2004 is $823,000 of previously unaccrued interest related to the Note.

P. Supplemental Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(In Thousands, except per share amounts)	Mar 31	Jun 30	Sep 30	Dec 31

Fiscal Year 2005
Revenues	$129,053	$141,496	$139,143	$147,346
Operating income	11,881	12,194	10,243	14,159
Net income	4,889	4,829	4,986	6,926

Net income per share:
Basic	0.06	0.06	0.06	0.08
Diluted	0.06	0.06	0.06	0.08

Fiscal Year 2004
Revenues	$104,309	$104,633	$110,790	$113,690
Operating income	6,244	5,118	5,267	4,195
Net income	1,415	1,342	735	526

Net income per share:
Basic	0.02	0.02	0.01	0.01
Diluted	0.02	0.02	0.01	0.01

     In the quarter ended December 31, 2005, Newpark recorded recoveries under insurance policies, net of losses, in the amount of $1.5 million in connection with damages sustained in the third and fourth quarters of 2005 as a result of Hurricanes Katrina and Rita.
     In the quarter ended December 31, 2004, Newpark recorded an impairment loss of $3.4 million due to the other-than-temporary impairment of an investment in convertible, redeemable preferred stock of a company that owns thermal desorption technology.
Q. Segment and Related Information
     Newpark’s three business units have separate management teams and infrastructures that offer different products and services to a homogenous customer base. The business units form the three reportable segments of Fluids Sales & Engineering, Mat & Integrated Services and E&P Waste Disposal. Intersegment revenues are generally recorded at cost for items which are included in property, plant and equipment of the purchasing segment, and at standard markups for items which are included in cost of revenues of the purchasing segment.
     Fluids Sales & Engineering: This segment provides drilling fluids sales and engineering services and onsite drilling fluids processing services. The primary operations for this segment are in the U.S. Gulf Coast, the U.S. Central region (including the U.S. Rocky Mountains, Oklahoma and West Texas), Canada and areas surrounding the Mediterranean Sea and Eastern Europe. Customers include major multinational, independent and national oil companies.
     Mat & Integrated Services: This segment provides prefabricated interlocking mat systems for constructing drilling and work sites. In addition, the segment provides fully-integrated onsite and offsite environmental services, including site assessment, pit design, construction and drilling waste management, and regulatory compliance services. The primary markets served include the U.S. Gulf Coast and Canada. The principal customers are major independent and national oil companies. In addition, this segment provides temporary work site services to the pipeline, electrical utility and highway construction industries principally in the Southeastern portion of the United States.

     E&P Waste Disposal: This segment provides disposal services for both oilfield E&P waste and E&P waste contaminated with naturally occurring radioactive material. The primary method used for disposal is low pressure injection into environmentally secure geologic formations deep underground. The primary operations for this segment are in the U.S. Gulf Coast market. This segment also operates in the U.S. Midcontinent and Canada. Customers include major multinational and independent oil companies. This segment also includes the results of Newpark’s water treatment operation.
     During late August and early September 2005, Newpark’s fluids sales and engineering and E&P waste disposal operations along the Gulf Coast were affected by Hurricanes Katrina and Rita . As a result, in 2005 we recorded net reductions to cost of revenues of $641,000 in the fluids sales and engineering segment and $854,000 in the E&P waste disposal segment reflecting net insurance recoveries.
     In 2004, Newpark recorded an impairment loss of $3.4 million due to the other-than-temporary impairment of an investment in convertible, redeemable preferred stock of a company that owns thermal desorption technology. At December 31, 2003, this investment was reported in Other in the Segment Assets table that follows.

     Summarized financial information concerning Newpark’s reportable segments follows:

	Years Ended December 31,
(In thousands)	2005	2004	2003

Revenues (1)
Fluids Sales & Engineering	$386,230	$272,946	$215,643
Mat & Integrated Services	109,653	96,160	88,978
E&P Waste Disposal	61,285	64,477	68,808
Eliminations	(130)	(161)	(250)

Total Revenues	$557,038	$433,422	$373,179

(1) Segment revenues include the following intersegment transfers:
Fluids Sales & Engineering	$2	$9	$152
Mat & Integrated Services	128	152	98

Total Intersegment Transfers	$130	$161	$250

Depreciation and Amortization
Fluids Sales & Engineering	$9,028	$7,505	$7,088
Mat & Integrated Services	11,396	8,081	9,602
E&P Waste Disposal	4,339	4,215	4,073
Other	1,035	1,000	566

Depreciation and Amortization	$25,798	$20,801	$21,329

Operating Income
Fluids Sales & Engineering	$41,427	$21,837	$11,923
Mat & Integrated Services	11,080	4,414	515
E&P Waste Disposal	6,350	8,156	13,008

Total Segment Gross Profit	58,857	34,407	25,446
General and administrative expenses	(9,537)	(9,384)	(5,772)
Impairment losses and provision for uncollectible accounts	(843)	(4,199)	(1,350)

Total Operating Income	$48,477	$20,824	$18,324

Segment Assets
Fluids Sales & Engineering	$333,641	$281,446	$253,526
Mat & Integrated Services	125,713	113,619	119,129
E&P Waste Disposal	166,040	162,654	160,362
Other	32,505	32,395	42,483

Total Assets	$657,899	$590,114	$575,500

Capital Expenditures
Fluids Sales & Engineering	$14,592	$11,053	$14,038
Mat & Integrated Services	7,719	5,969	2,685
E&P Waste Disposal	12,591	3,871	3,829
Other	1,107	2,575	2,174

Total Capital Expenditures	$36,009	$23,468	$22,726

     The following table sets forth information about Newpark’s operations by geographic area:

	Years Ended December 31,
(In thousands)	2005	2004	2003

Revenue
Domestic	$459,443	$359,325	$286,163
Canada	56,809	40,070	50,312
Mediterranean areas	40,268	34,027	36,704
Mexico	518	40,070	50,312

Total Revenue	$557,038	$433,422	$373,179

Operating Income (Loss)
Domestic	$43,935	$21,060	$13,266
Canada	915	(427)	2,797
Mediterranean areas	3,502	551	2,261
Mexico	125	(360)	–

Total Operating Income (Loss)	$48,477	$20,824	$18,324

Assets
Domestic	$556,298	$499,137	$490,011
Canada	46,856	43,067	38,575
Mediterranean areas	53,401	39,988	46,914
Mexico	1,344	7,922	–

Total Assets	$657,899	$590,114	$575,500

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

     The following condensed consolidating balance sheets as of December 31, 2005 and 2004 and the related condensed consolidating statements of income and cash flows for the years ended December 31, 2005, 2004 and 2003 should be read in conjunction with the notes to these consolidated financial statements:
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$3,249	$1,329	$3,411	$–	$7,989
Accounts receivable, net	–	110,738	34,912	(6,456)	139,194
Inventories	–	65,065	21,234	–	86,299
Other current assets	19,003	14,150	10,328	(1,179)	42,302

Total current assets	22,252	191,282	69,885	(7,635)	275,784

Investment in subsidiaries	499,806	–	–	(499,806)	–
Property and equipment, net	9,902	223,135	6,737	–	239,774
Goodwill	–	95,114	21,727	–	116,841
Identifiable intangibles, net	–	15,931	2,268	–	18,199
Other assets, net	22,749	2,243	984	(18,675)	7,301

Total assets	$554,709	$527,705	$101,601	$(526,116)	$657,899

Current liabilities:
Foreign bank lines of credit	$–	$–	$10,890	$–	$10,890
Current portion of long-term debt	7,180	5,448	68	–	12,696
Accounts payable	1,337	30,803	17,300	(2,069)	47,371
Accrued liabilities	6,209	25,287	13,739	(5,432)	39,803

Total current liabilities	14,726	61,538	41,997	(7,501)	110,760

Long-term debt	181,011	3,963	17,751	(16,792)	185,933
Other non-current liabilities	8,534	2,018	2,233	(2,017)	10,768

Common stock	884	807	12,750	(13,557)	884
Paid-in capital	428,393	431,340	22,138	(453,478)	428,393
Unearned restricted stock	(235)	–	–	–	(235)
Cumulative translation adjustment	7,616	–	5,201	(5,201)	7,616
Retained deficit	(86,220)	28,039	(469)	(27,570)	(86,220)

Total stockholders’ equity	350,438	460,186	39,620	(499,806)	350,438

Total liabilities and equity	$554,709	$527,705	$101,601	$(526,116)	$657,899

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$1,954	$1,200	$3,868	$–	$7,022
Accounts receivable, net	–	82,651	20,096	(2,160)	100,587
Inventories	–	65,158	18,886	–	84,044
Other current assets	15,814	8,800	8,967	(484)	33,097

Total current assets	17,768	157,809	51,817	(2,644)	224,750

Investment in subsidiaries	461,677	–	–	(461,677)	–
Property and equipment, net	3,814	200,373	6,327	–	210,514
Goodwill	–	95,114	22,300	–	117,414
Identifiable intangibles, net	–	12,715	2,640	–	15,355
Other assets, net	26,011	13,068	776	(17,774)	22,081

Total assets	$509,270	$479,079	$83,860	$(482,095)	$590,114

Current liabilities:
Foreign bank lines of credit	$–	$–	$8,017	$–	$8,017
Current portion of long-term debt	1,250	3,748	33	–	5,031
Accounts payable	956	30,868	9,158	(2,160)	38,822
Accrued liabilities	5,736	11,017	10,606	(484)	26,875

Total current liabilities	7,942	45,633	27,814	(2,644)	78,745

Long-term debt	177,861	4,083	18,372	(14,030)	186,286
Other non-current liabilities	502	(1,104)	2,720	–	2,118

Preferred stock	20,000	–	–	–	20,000
Common stock	840	807	12,750	(13,557)	840
Paid-in capital	402,248	436,133	21,397	(457,530)	402,248
Unearned restricted stock	(472)	–	–	–	(472)
Cumulative translation adjustment	8,199	–	3,740	(3,740)	8,199
Retained deficit	(107,850)	(6,473)	(2,933)	9,406	(107,850)

Total stockholders’ equity	322,965	430,467	34,954	(465,421)	322,965

Total liabilities and equity	$509,270	$479,079	$83,860	$(482,095)	$590,114

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$–	$459,443	$97,595	$–	$557,038

Cost of revenues	–	407,685	90,496	–	498,181

	–	51,758	7,099	–	58,857
General and administrative expense	7,049	–	2,488	–	9,537
Provision for uncollectible accounts	–	774	69	–	843

Operating income (loss)	(7,049)	50,984	4,542	–	48,477

Other (income) expense	1,470	(106)	(2,043)	–	(679)

Interest expense	11,948	798	3,409	–	16,155

Income (loss) before income taxes	(20,467)	50,292	3,176	–	33,001
Income taxes (benefit)	(6,529)	16,678	713	–	10,862
Equity in earnings of subsidiaries	36,077	–	–	(36,077)	–

Net income (loss)	$22,139	$33,614	$2,463	$(36,077)	$22,139

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2004
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$–	$359,325	$74,097	$–	$433,422

Cost of revenues	–	326,947	72,068	–	399,015

	–	32,378	2,029	–	34,407
General and administrative expense	7,119	–	2,265	–	9,384
Provision for uncollectible accounts	–	800	–	–	800
Impairment losses	3,399	–	–	–	3,399

Operating income (loss)	(10,518)	31,578	(236)	–	20,824

Other (income) expense	(856)	(462)	(328)	–	(1,646)

Interest expense	12,263	575	1,959	–	14,797

Income (loss) before income taxes	(21,925)	31,465	(1,867)	–	7,673
Income taxes (benefit)	(8,003)	11,581	(861)	–	2,717
Equity in earnings of subsidiaries	18,878	–	–	(18,878)	–

Net income (loss)	$4,956	$19,884	$(1,006)	$(18,878)	$4,956

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2003
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$–	$286,163	$87,016	$–	$373,179

Cost of revenues	–	268,108	79,625	–	347,733

	–	18,055	7,391	–	25,446
General and administrative expense	3,439	–	2,333	–	5,772
Provision for uncollectible accounts	–	1,000	–	–	1,000
Impairment losses	–	350	–	–	350

Operating income (loss)	(3,439)	16,705	5,058	–	18,324

Other (income) expense	568	(247)	(1,785)	–	(1,464)

Interest expense	11,756	686	2,809	–	15,251

Income (loss) before income taxes	(15,763)	16,266	4,034	–	4,537
Income taxes (benefit)	(5,911)	6,475	1,896	–	2,460
Equity in earnings of subsidiaries	11,929	–	–	(11,929)	–

Net income (loss)	$2,077	$9,791	$2,138	$(11,929)	$2,077

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(23,047)	$42,736	$9,632	$–	$29,321

Net cash provided by (used in) investing activities:
Capital expenditures, net of sales and insurance proceeds	(4,857)	(26,572)	(1,744)	–	(33,173)
Acquisition, net of cash acquired	(881)	–	–	–	(881)
Investments	21,487	(9,638)	(11,849)	–	–

	15,749	(36,210)	(13,593)	–	(34,054)

Net cash provided by (used in) financing activities:
Net borrowings (payments) on lines of credit, notes payable and long-term debt	2,913	(6,397)	3,875	–	391
Other	5,680	–	–	–	5,680

	8,593	(6,397)	3,875	–	6,071

Effect of exchange rate changes	–	–	(371)	–	(371)

Net increase (decrease) in cash and cash equivalents	1,295	129	(457)	–	967
Cash and cash equivalents:
Beginning of period	1,954	1,200	3,868	–	7,022

End of period	$3,249	$1,329	$3,411	$–	$7,989

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(24,709)	$40,562	$7,454	$–	$23,307

Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(2,576)	(18,959)	(1,538)	–	(23,073)
Investments	20,684	(15,895)	(4,789)	–	–
Payment received on former shipyard operation note receivable	6,328	–	–	–	6,328

	24,436	(34,854)	(6,327)	–	(16,745)

Net cash provided by (used in) financing activities:
Net borrowings (payments) on lines of credit, notes payable and long-term debt	1,613	(4,148)	(2,398)	–	(4,933)
Other	435	–	–	–	435

	2,048	(4,148)	(2,398)	–	(4,498)

Effect of exchange rate changes	–	–	266	–	266

Net increase (decrease) in cash and cash equivalents	1,775	1,560	(1,005)	–	2,330
Cash and cash equivalents:
Beginning of period	179	(360)	4,873	–	4,692

End of period	$1,954	$1,200	$3,868	$–	$7,022

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(30,423)	$38,785	$(810)	$–	$7,552

Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(2,174)	(16,524)	(3,345)	–	(22,043)
Investments	17,001	(19,108)	2,107	–	–

	14,827	(35,632)	(1,238)	–	(22,043)

Net cash provided by (used in) financing activities:
Net borrowings (payments) on lines of credit, notes payable and long-term debt	15,000	(3,755)	4,084	–	15,329
Other	303	–	–	–	303

	15,303	(3,755)	4,084	–	15,632

Effect of exchange rate changes	–	–	826	–	826
Net increase (decrease) in cash and cash equivalents	(293)	(602)	2,862	–	1,967
Cash and cash equivalents:
Beginning of period	472	242	2,011	–	2,725

End of period	$179	$(360)	$4,873	$–	$4,692

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
ITEM 9A. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, they have concluded that our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that in designing and evaluating the disclosure controls and procedures our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired objectives and, based on the evaluation described above, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled Internal Control – Integrated Framework. Based upon such assessment, our management concluded that as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.
     Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm and auditors of our consolidated financial statements, as stated in their report which is included herein.
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
The Board of Directors and Stockholders
Newpark Resources, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Newpark Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newpark Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Newpark Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Newpark Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newpark Resources, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 6, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
March 6, 2006
New York Stock Exchange Required Disclosures
     The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2005, our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by us of the NYSE’s corporate governance listing standards.
ITEM 9B. Other Information
          None

PART III
ITEM 10. Directors and Executive Officers of the Registrant
     The information required by this Item is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, in connection with our 2006 Annual Meeting of Stockholders.
     We have adopted a Code of Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. A copy of this Code of Ethics is available on our website at www.newpark.com and in print to any stockholder who requests it.
ITEM 11. Executive Compensation
     The information required by this Item is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, in connection with our 2006 Annual Meeting of Stockholders.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item, including information with respect to the compensation plans we maintained as of December 31, 2005 under which our equity securities may be issued to employees or non-employees, is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, in connection with our 2006 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions
     The information required by this Item is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, in connection with our 2006 Annual Meeting of Stockholders.
ITEM 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated by reference to the Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, in connection with our 2006 Annual Meeting of Stockholders.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
1. Financial Statements
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2005 and 2004.
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements.
2. Financial Statement Schedules
     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
3. Exhibits
     The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 6, 2006

NEWPARK RESOURCES, INC.
By:	/s/ James D. Cole
James D. Cole
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ James D. Cole James D. Cole	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2006

/s/ Matthew W. Hardey Matthew W. Hardey	Vice President of Finance and Chief Financial Officer (Principal Financial Officer)	March 6, 2006

/s/ Eric M. Wingerter Eric M. Wingerter	Vice President and Controller (Principal Accounting Officer)	March 6, 2006

/s/ Wm. Thomas Ballantine* Wm. Thomas Ballantine	President, Chief Operating Officer and Director	March 6, 2006

/s/ Jerry W. Box* Jerry W. Box	Director	March 6, 2006

/s/ David P. Hunt* David P. Hunt	Chairman of the Board	March 6, 2006

/s/ Dr. Alan Kaufman* Dr. Alan Kaufman	Director	March 6, 2006

Signatures	Title	Date
/s/ James H. Stone* James H. Stone	Director	March 6, 2006

/s/ Roger C. Stull* Roger C. Stull	Director	March 6, 2006

/s/ F. Walker Tucei, Jr.* F. Walker Tucei, Jr.	Director	March 6, 2006

/s/ Garry Warren* Garry Warren	Director	March 6, 2006

/s/ James D. Cole *By: James D. Cole Attorney-in-Fact

NEWPARK RESOURCES, INC.
EXHIBIT INDEX
3.1	Restated Certificate of Incorporation.(6)

3.2	Bylaws.(1)

4.1	Indenture, dated as of December 17, 1997, among the registrant, each of the Guarantors identified therein and State Street Bank and Trust Company, as Trustee.(2)

4.2	Form of the Newpark Resources, Inc. 8 5/8% Senior Subordinated Notes due 2007, Series B.(2)

4.3	Form of Guarantees of the Newpark Resources, Inc. 8 5/8 % Senior Subordinated Notes due 2007. (2)

10.1	Employment Agreement, dated as of May 2, 2005, between the registrant and James D. Cole.* †

10.2	Lease Agreement, dated as of May 17, 1990, by and between Harold F. Bean Jr. and Newpark Environmental Services, Inc. (“NESI”).(1)

10.3	Lease Agreement, dated as of July 29, 1994, by and between Harold F. Bean Jr. and NESI.(3)

10.4	Building Lease Agreement, dated April 10, 1992, between the registrant and The Traveler’s Insurance Company.(4)

10.5	Building Lease Agreement, dated May 14, 1992, between State Farm Life Insurance Company, and SOLOCO, Inc.(4)

10.6	Operating Agreement, dated June 30, 1993, between Goldrus Environmental Services, Inc. and NESI.(3)

10.7	Amended and Restated 1993 Non-Employee Directors’ Stock Option Plan.(6)*

10.8	1995 Incentive Stock Option Plan.(5)*

10.9	Exclusive License Agreement, dated June 20, 1994, between SOLOCO, Inc. and Quality Mat Company.(3)

10.10	Operating Agreement of The Loma Company L.L.C.(6)

10.11	Newpark Resources, Inc. 1999 Employee Stock Purchase Plan.(7)*

10.12	Agreement, dated May 30, 2000, between the registrant and Fletcher International Ltd., a Bermuda company.(8)

10.13	Agreement, dated December 28, 2000, between the registrant and Fletcher International Limited, a Cayman Islands company.(9)

10.14	Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, NA, Credit Lyonnaise, Royal Bank of Canada, Hibernia National Bank, Comerica Bank and Whitney National Bank as lenders (the “Lenders”).(10)

10.15	Amended and Restated Guaranty, dated January 31, 2002, among the registrant’s subsidiaries named therein, as guarantors, and the Lenders.(10)

10.16	Amended and Restated Security Agreement, dated January 31, 2002, among the registrant and the subsidiaries of the registrant named therein, as grantors, and the Lenders.(10)

10.17	Amended and Restated Stock Pledge Agreement, dated January 31, 2002, among the registrant, as borrower, and the Lenders.(10)

10.18	Newpark Resources, Inc. 2003 Long Term Incentive Plan.*(11)

10.19	Amended and Restated Promissory Note dated as of April 29, 2003 between Newpark Shipbuilding-Brady Island, Inc. and Newpark Shipholding Texas, L.P.(12)

10.20	Agreement and Restating Amendment to Security Agreement dated as of April 29, 2003 between Newpark Shipholding Texas, L.P. and Newpark Shipbuilding-Brady Island, Inc.(12)

10.21	Amended and Restated Prepayment Letter dated as of April 29, 2003 between Newpark Shipbuilding-Brady Island, Inc. and Newpark Shipholding Texas, L.P.(12)

10.22	Letter agreement to amend the Intercreditor Agreement between Foothill Capital Corporation and Newpark Shipholding Texas, L.P.(12)

10.23	Change in Control letter agreement dated August 12, 2003 with James D. Cole*(13)

10.24	Change in Control letter agreement dated August 12, 2003 with Wm. Thomas Ballantine.*(13)

10.25	Change in Control letter agreement dated August 12, 2003 with Matthew W. Hardey.* (13)

10.26	Amended and Restated Credit Agreement, dated February 25, 2004, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, N.A., Fleet Capital Corporation, Whitney National Bank and Hibernia National Bank as lenders.(13)

10.27	Pledge and Security Agreement, dated February 25, 2004, among the registrant and the subsidiaries of the registrant named therein, as grantors, and Bank One, N.A., as agent.(13)

10.28	2004 Non-Employee Directors’ Stock Option Plan.*(14)

10.29	Form of Stock Option under 1995 Incentive Stock Option Plan.*(16)

10.30	Form of Stock Option under 2004 Non-Employee Directors’ Stock Option Plan.*(16)

10.31	Form of Award Agreement under 2003 Long-Term Incentive Plan.*(16)

10.32	Second Amendment to Amended and Restated Credit Agreement, dated March 10, 2005, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and JPMorgan Chase Bank, as lender and as agent. (16)

10.33	Second Amendment to Pledge and Security Agreement, dated March 10, 2005, among the registrant and the subsidiaries of the registrant named therein, as grantors, and JPMorgan Chase Bank, N.A., as agent. (16)

10.34	Loan Agreement, dated July 26, 2004, between Excalibar Minerals Inc. and Excalibar Minerals of LA., and RBS Lombard, Inc.(15)

10.35	First Amendment to Loan Agreement, dated March 11, 2005, between Excalibar Minerals Inc. and Excalibar Minerals of LA., and RBS Lombard, Inc.(16)

10.36	Third Amendment to Amended and Restated Credit Agreement, dated July 15, 2005, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and JPMorgan Chase Bank, as lender and as agent. †

10.37	Form of letter agreement between Newpark Resources, Inc. and each of Wm. Thomas Ballantine and Matthew W. Hardey executed on August 10, 2005.*(19)

10.38	Newpark Resources, Inc. 2003 Executive Incentive Compensation Plan.*(17)

10.39	Charter of the Chairman of the Board.(18)

10.40	Fourth Amendment to Amended and Restated Credit Agreement, dated January 3, 2006, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and JPMorgan Chase Bank, as lender and as agent. †

10.41	Fifth Amendment to Amended and Restated Credit Agreement, dated February 28, 2006, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and JPMorgan Chase Bank, as lender and as agent. †

10.42	Certificate of Designation of Series A Cumulative Perpetual Preferred Stock of the registrant, dated April 13, 1999.(20)

10.43	Purchase Agreement, dated April 16, 1999, between the registrant and SCF-IV, L.P.(20)

10.44	Warrant to Purchase 2,400,000 shares of Common Stock, par value $.01 per share, of the registrant.(20)

10.45	Registration Rights Agreement, dated April 16, 1999, between the registrant and SCF-IV,L.P.(20)

10.46	Compensation Committee Charter. †

10.47	Nominating and Corporate Governance Committee Charter. †

12.1	Ratio of Earnings to Fixed Charges†

21.1	Subsidiaries of the Registrant†

23.1	Consent of Independent Registered Public Accounting Firm†

24.1	Powers of Attorney†

31.1	Certification of James D. Cole pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certification of Matthew W. Hardey pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

32.1	Certification of James D. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

32.2	Certification of Matthew W. Hardey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

†	Filed herewith.

*	Management Compensation Plan or Agreement.

(1)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-1 (File No. 33-40716).

(2)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-4 (File No. 333-45197).

(3)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(4)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-8 (File No. 33-83680).

(5)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(6)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(7)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated June 1, 2000.

(9)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated December 28, 2000, which was filed on January 4, 2001.

(10)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Previously filed as an exhibit to the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

(12)	Previously filed in the exhibits to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(13)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(14)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-8 (File No. 333-228240).

(15)	Previously filed in the exhibits to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(16)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(17)	Previously filed in the exhibits to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

(18)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated April 20, 2005.

(19)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated August 10, 2005.

(20)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated April 16, 1999.