Form 10-K/A
period 2005-12-31
NEWPARK RESOURCES INC
filed 2006-05-01
CIK 71829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(AMENDMENT NO. 1)
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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
As of April 24, 2006, a total of 89,373,988 shares of Common Stock, $0.01 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note
     This Amendment No. 1 to Annual Report on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 14, 2006, and is being filed to include the information required by Part III of Form 10-K. The information required by Items 10, 11, 12, 13 and 14 of Part III are no longer being incorporated by reference to our Proxy Statement. We anticipate filing our definitive proxy statement in May 2006 for our 2006 Annual Stockholders Meeting, which is currently scheduled to be held in June 2006.
     As a result of this Amendment No. 1, we also are filing as exhibits to this Amendment No. 1 a new power of attorney and the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment No. 1, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 is not intended to update other information presented in the Annual Report on Form 10-K as originally filed.

NEWPARK RESOURCES, INC.
INDEX TO AMENDMENT NO. 1 TO ANNUAL REPORT FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2005

PART III
Item 10. Directors and Executive Officers of the Registrant
Directors and Director Nominee
     The following table sets forth certain information as of April 3, 2006, with respect to Newpark’s directors and director nominee:

		Director
Name	Age	Since
James D. Cole	65	1976
Alan J. Kaufman	68	1987
James H. Stone	80	1987
Wm. Thomas Ballantine	61	1993
David P. Hunt	64	1995
Roger C. Stull	65	2000
F. Walker Tucei, Jr.	63	2003
Jerry W. Box	67	2003
Gary L. Warren	56	2005
Paul L. Howes	50	2006
David C. Anderson	64	—
Business Experience of Directors and Director Nominee During the Past Five Years
     James D. Cole joined Newpark in 1976, serving initially as Executive Vice President. Since May 1977 until his retirement from that position in March 2006, Mr. Cole served as Newpark’s Chief Executive Officer. Mr. Cole also served as President from May 1977 until the appointment of Mr. Ballantine as President in September 2000 and as Chairman of the Board of Directors from April 1996 until March 2005, when the Board of Directors chose to separate the roles of Chairman of the Board and Chief Executive Officer. Mr. Cole has served as a director since joining Newpark in 1976. Mr. Cole has served as Chairman and Chief Executive Officer of Newpark Environmental Water Solutions, LLC, a wholly owned Delaware limited liability company. Mr. Cole has been placed on administrative leave, and he will not stand for re-election at the 2006 Annual Meeting of Stockholders. See below under the heading “Employment Agreements, Change-in-Control Arrangements and Severance Benefits” for a discussion of this matter.
     Alan J. Kaufman joined Newpark’s Board of Directors in December 1987. Dr. Kaufman, who retired in May 1997, had been engaged in the private practice of medicine since 1969. Dr. Kaufman is a neurosurgeon.
     James H. Stone joined Newpark’s Board of Directors in December 1987. Mr. Stone has served as Chairman of the Board of Stone Energy Corporation, an independent oil and gas company listed on the New York Stock Exchange, for more than the past five years.
     Wm. Thomas Ballantine joined Newpark in December 1988, initially serving as Vice President of Operations, and was elected Executive Vice President in 1992. He was elected a director of Newpark in October 1993 and President and Chief Operating Officer of Newpark in September 2000. Mr. Ballantine will not stand for re-election at the 2006 Annual Meeting of Stockholders.
     David P. Hunt joined Newpark’s Board of Directors in November 1995. In March 2005, Mr. Hunt was elected the non-executive Chairman of the Board of Directors. Prior to joining Newpark and until his retirement in 1995, Mr. Hunt was employed by Consolidated Natural Gas Company for 32 years, serving as President and Chief Executive Officer of New Orleans-based CNG Producing Company, an oil and gas exploration and production company, during the six years preceding his retirement.
     Roger C. Stull joined Newpark’s Board of Directors in June 2000. Mr. Stull currently is a principal in Stull Investments, L.L.C., a private investment company formed by Mr. Stull in August 1998. From 1963 until the company was sold in August 1998, Mr. Stull was the principal stockholder and the Chairman of the Board and Chief Executive Officer of Penhall International, Inc., one of the largest renters and operators of specialty equipment for the industrial market, particularly the construction industry, in the United States. Mr. Stull also is a director of Ronald Blue & Co., LLC, a nationally recognized fee-only financial and investment consulting firm serving 5,000 clients throughout the United States.
     F. Walker Tucei, Jr. joined Newpark’s Board of Directors in January 2003. Mr. Tucei retired from Arthur Andersen LLP in 1999, after more than 35 years in public accounting. Mr. Tucei is Chairman of the Audit Committee of the Archdiocese of New Orleans. He served on the Board of Directors of Magnum Hunter Resources, Inc., an independent exploration and development company listed on the New York Stock Exchange, until the acquisition of Magnum Hunter in June 2005 by Cimarex Energy Co. He also serves on the boards of several privately-held businesses and civic organizations in the New Orleans area.
     Jerry W. Box joined Newpark’s Board of Directors in March 2003. Mr. Box retired as President and Chief Operating Officer of Oryx Energy Company in 1999, after more than 30 years in the oil and gas exploration industry. Since June 2005, Mr. Box has served as a director of Cimarex Energy Co., an independent oil and gas exploration and production company listed on the New York Stock Exchange with principal operations in the Mid-Continent, Gulf Coast, Permian Basin and Gulf of Mexico. Prior to that, Mr. Box served as a director of Magnum Hunter Resources, Inc., an independent exploration and development company that was listed on the New York Stock Exchange, from 2002 until June 2005 when Mangum Hunter was acquired by Cimarex, and he served as Chairman of the Board of Magnum Hunter from October 2004 to June 2005.
     Gary L. Warren joined Newpark’s Board of Directors in December 2005. From January 2001 to September 2005, Mr. Warren served as Division President and Senior Vice President of Weatherford International and as President of Weatherford’s Drilling and Well Services Division.
     Paul L. Howes joined Newpark’s Board of Directors in March 2006. Mr. Howes’ career has included experience in the defense industry, chemicals and plastics manufacturing, and the packaging industry. From 2002 until October 2005, he served as President and Chief Executive Officer of Astaris LLC, a primary chemicals company headquartered in St. Louis, Missouri, with operations in North America, Europe and South America. Prior to this, from 1997 until 2002, he served as Vice President and General Manager, Packaging Division, and as Corporate Vice President, Manufacturing Services, for Flint Ink Corporation, a global ink company headquartered in Ann Arbor, Michigan with operations in North America, Europe, Asia Pacific and Latin America.
     David C. Anderson is a director nominee. Since 2003, Mr. Anderson has been the founder and Chief Executive Officer of Anderson Partners, a firm that provides senior-level executive search and related management consulting services to corporations and private equity, venture capital and professional services firms. Prior to this, from 1992 to 2003, he served in various positions for Heidrick & Struggles, Inc., also an executive search company, including President and Chief Operating Officer from 2001 to 2003. Mr. Anderson also served as a member of the Board of Directors of Heidrick & Struggles from 1996 through 1999, at which time the company completed a successful initial public offering, and he continued as a director after the public offering through 2002.
Audit Committee and Audit Committee Financial Expert
     As of April 3, 2006, the members of the Audit Committee of the Board of Directors are F. Walker Tucei, Jr. (Chairman), David P. Hunt, Alan J. Kaufman, Roger C. Stull and Gary L. Warren. The Board of Directors has determined that each of the members of the Audit Committee is independent and “financially literate” under applicable Securities and Exchange Commission rules and New York Stock Exchange listing rules and is an “independent director” under applicable New York Stock Exchange listing rules and a “non-employee director” as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934. The Board of Directors also has determined that Mr. Tucei and Mr. Hunt are “audit committee financial experts” as defined by applicable Securities and Exchange Commission rules.
     There were no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors.
Executive Officers
     As of April 3, 2006, the executive officers of Newpark, their ages and positions are as follows:

Name	Age	Position
Paul L. Howes	50	Chief Executive Officer
Wm. Thomas Ballantine	61	President and Chief Operating Officer
Matthew W. Hardey	53	Vice President of Finance and Chief Financial Officer
     For a description of the business experience of Mr. Howes and Mr. Ballantine during the past five years, see above under the heading “Business Experience of Directors and Director Nominee During the Past Five Years.”
     Matthew W. Hardey joined Newpark in May 1988 as Treasurer and Assistant Secretary and was elected Vice President of Finance and Chief Financial Officer in April 1991. Mr. Hardey has been placed on administrative leave. See below under the heading “Employment

Agreements, Change-in-Control Arrangements and Severance Benefits” for a discussion of this matter.
     No family relationships exist between any of the directors, the director nominee or the executive officers of Newpark.
Code of Ethics
     The Board of Directors has adopted a Code of Ethics that applies to all directors, officers and employees, including Newpark’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The purpose of the Code of Ethics, among other matters, is to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and other documents that Newpark files with, or submits to, the Securities and Exchange Commission and in other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons and accountability for adherence to the Code of Ethics. The Code of Ethics establishes procedures for the anonymous reporting of suspected violations of law or the Code of Ethics.
     Any amendments to, or waivers of, the Code of Ethics with respect to Newpark’s principal executive officer, principal financial officer or principal accounting officer or controller, or persons performing similar functions, will be disclosed on Newpark’s website promptly following the date of the amendment or waiver.
     Copies of Newpark’s Corporate Governance Policy and its Code of Ethics are available in the corporate governance section of Newpark’s website at www.newpark.com and are also available in print for any stockholder who requests it.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires Newpark’s executive officers and directors, and persons who own more than 10% of a registered class of Newpark’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish Newpark with copies of all Section 16(a) reports they file.
     Based solely on a review of the copies of those reports furnished to Newpark and written representations from Newpark’s executive officers and directors, Newpark believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners for 2005 were complied with, with the exception of the following: A Form 4 was inadvertently filed late reporting a stock option grant to Gary L. Warren, which was originally reported on a timely-filed Form 3 for Mr. Warren; a Form 4 was filed late reporting a stock option grant to each of Messrs. Cole, Ballantine, Box, Hardey, Hunt, Kaufman, Stone, Stull and Tucei; and a Form 4 was filed late reporting a gift of 10,000 shares by Mr. Cole to his children.

Item 11. Executive Compensation
     The following table summarizes all compensation paid to Newpark’s Chief Executive Officer, President and Chief Operating Officer and Vice President of Finance and Chief Financial Officer (the only executive officers of Newpark) for services rendered in all capacities to Newpark for the years ended December 31, 2005, 2004 and 2003.
Summary Compensation Table

				Long-Term Compensation
				Awards	Payouts
		Annual		Securities		All Other
Name and Principal		Compensation		Underlying	LTIP	Compensation
Position (1)	Year	Salary	Bonus	Options(2)	Payouts	(3)
James D. Cole (4)	2005	$320,000	$0	40,000	$0	$11,821
Chief Executive	2004	320,000	0	40,000	0	7,864
Officer	2003	320,000	0	40,000	0	11,045
Wm. Thomas Ballantine	2005	275,000	0	20,000	0	$14,117
President and Chief	2004	260,000	0	20,000	0	6,138
Operating Officer	2003	260,000	0	20,000	0	10,350
Matthew W. Hardey (5)	2005	215,000	0	20,000	0	10,980
Vice President of	2004	200,000	0	20,000	0	3,643
Finance and Chief	2003	200,000	0	20,000	0	7,206
Financial Officer

(1)	Other than the Chief Executive Officer, Newpark only had two executive officers during 2005.

(2)	Number of shares of common stock underlying options granted under the 1995 Incentive Stock Option Plan.

(3)	Includes contributions by Newpark to a 401(k) plan of $6,277 in 2005, $3,508 in 2004 and $3,323 in 2003 for Mr. Cole; $7,979 in 2005, $3,300 in 2004 and $5,400 in 2003 for Mr. Ballantine; and $9,338 in 2005, $2,539 in 2004 and $4,038 in 2003 for Mr. Hardey. Additional amounts indicated represent excess group term life insurance premiums paid by Newpark for the benefit of each of the named executive officers. Perquisites and other personal benefits, securities and property did not exceed $50,000 or 10% of the total of annual salary and bonus for any named executive officer in any of 2005, 2004 and 2003 and consequently are not included in the Other Annual Compensation column.

(4)	Mr. Cole served as Chief Executive Officer of Newpark until March 22, 2006, and as of April 12, 2006, has been placed on administrative leave. See below under the heading “Employment Agreements, Change-in-Control Arrangements and Severance Benefits” for a discussion of this matter.

(5)	As of April 12, 2006, Mr. Hardey has been placed on administrative leave. See below under the heading “Employment Agreements, Change-in-Control Arrangements and Severance Benefits” for a discussion of this matter.

Option Grants in Last Fiscal Year
     The following table sets forth certain information with respect to stock options granted to the named executive officers identified in the Summary Compensation Table during 2005. No options have been granted at an option price below the fair market value of the common stock on the date of grant.

		Percentage
	Number of	of Total
	Securities	Options	Exercise
	Underlying	Granted to	Price		Grant Date
	Options	Employees	Per	Expiration	Present
Name	Granted (1)	in 2005	Share(2)	Date	Value (3)
James D. Cole	40,000	10.5%	$6.27	06/08/12	$141,600

Wm. Thomas Ballantine	20,000	5.3%	$6.27	06/08/12	$70,800

Matthew W. Hardey	20,000	5.3%	$6.27	06/08/12	$70,800

(1)	The options are nonstatutory stock options granted on June 8, 2005, under the 1995 Incentive Stock Option Plan and will become exercisable first on June 8, 2006, vesting at the rate of one-third per year over the three years following the date of grant.

(2)	At the discretion of the Compensation Committee, the exercise price may be paid by delivery of shares of common stock owned by the executive valued at the fair market value on the date of exercise, and the tax withholding obligations related to the exercise of the stock options may be satisfied by offset of the underlying shares, valued at the fair market value on the date of exercise, subject to certain conditions. The Compensation Committee retains the discretion, subject to plan limits, to modify the terms of outstanding options, but not to reprice the options.

(3)	The grant date present value was calculated using the Black-Scholes option valuation model. The actual value, if any, ultimately realized by an executive will depend on the future market price of Newpark’s common stock. The Black-Scholes model is only one method of valuing options, and the actual value of the options may be significantly different.

Significant assumptions used in calculating the present value of the grants made on June 8, 2005, are as follows:

Risk-free interest rate:	3.92%	Expected years until exercise:	4 years
Expected stock volatility:	72.0%	Dividend yield:	0.0%

Option Exercises in Last Fiscal Year and Fiscal Year-End Values
     The following table sets forth information for the named executive officers identified in the Summary Compensation Table with respect to stock options exercised in 2005 and the unexercised stock options held by them as of December 31, 2005.

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-
	Shares		Options at		the-Money Options at
	Acquired on	Value	December 31, 2005		December 31, 2005 (1) (2)
Name	Exercise (#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
James D. Cole	—	—	140,001	79,999	$66,402	$127,998
Wm. Thomas Ballantine	—	—	150,001	39,999	$150,614	$63,998
Matthew W. Hardey	25,000	83,813	115,001	39,999	$83,302	$63,998

(1)	Dollar values are calculated by determining the difference between the fair market value at year-end of the shares underlying the options and the exercise price of the options.

(2)	Options are in-the-money if the fair market value of the shares underlying the option is greater than the exercise price of the option.
Long Term Incentive Plan – Awards in Last Fiscal Year
     The following table sets forth certain information with respect to awards of common stock equivalents granted during 2005 to the named executive officers identified in the Summary Compensation Table under Newpark’s 2003 Long Term Incentive Plan (the “Stock Incentive Plan”). Since the adoption of the Stock Incentive Plan in 2003, the Compensation Committee has made awards of common stock equivalents to Newpark’s executive officers and senior managers at the beginning of overlapping three-year performance periods. The awards vest and become payable in Newpark common stock if certain performance criteria are met over the three-year performance period and the participant has remained in the employ of Newpark throughout the performance period. The Compensation Committee has the authority to make, and has made, awards under the Stock Incentive Plan on terms that differ from the terms of the awards made to executive officers and senior managers.
     The performance criteria applicable to the awards shown in the table are Newpark’s annualized total stockholder return relative to an industry group index and Newpark’s average return on equity over the three-year performance period. Vesting of 20% of the number of shares of common stock subject to the awards occurs when Newpark’s performance achieves “expected” levels for both performance criteria, and full vesting occurs if Newpark’s performance is at the “over-achievement” level for both performance criteria, in each case measured over the entire three-year performance period. No shares vest if Newpark’s performance level is below the “expected” level, and straight-line interpolation will be used to determine vesting if performance is between “expected” and “over-achievement” levels.

		Performance
		Period Until
	Number of	Maturation or	Estimated Future Payouts
Name	of Units	Payout	of Shares Under the Plan
			Threshold	Target	Maximum
			(#) (1)	(#) (2)	(#) (3)
James D. Cole	50,000	1/1/05-12/31/07	5,000	10,000	50,000
Wm. Thomas Ballantine	30,000	1/1/05-12/31/07	3,000	6,000	30,000
Matthew W. Hardey	30,000	1/1/05-12/31/07	3,000	6,000	30,000

(1)	Assumes one of the performance criteria is achieved at the expected level.

(2)	Assumes both of the performance criteria are achieved at the expected level.

(3)	Assumes both of the performance criteria are achieved at the over-achievement level.
Employment Agreements, Change-in-Control Arrangements and Severance Benefits
     Employment Agreement with Paul L. Howes
     On March 22, 2006, Mr. Howes entered into an employment agreement with Newpark under which he serves as Newpark’s Chief Executive Officer. The term of the employment agreement is from March 22, 2006, through March 31, 2009, with automatic renewal for successive one-year periods thereafter ending on each March 31, unless Mr. Howes’ employment is terminated by either party’s giving 60 days written notice. Under this employment agreement, Mr. Howes is entitled to receive the following compensation and benefits:
•	Annual base salary of $400,000;

•	An opportunity under Newpark’s executive incentive compensation plan to earn a cash bonus of between 70% and 140% of his annual base salary based on the satisfaction of performance criteria related to Newpark’s return on equity (weighted 25%), EBIT return on average assets (weighted 25%) and earnings per share (weighted 20%), and a discretionary component as recommended by the Compensation Committee (weighted 30%);

•	Eligibility to receive annual stock options and performance-based awards under the Stock Incentive Plan as determined in the discretion of the Compensation Committee. As presently structured, Mr. Howes would be awarded options to purchase 80,000 shares and a performance restricted share award of 50,000 shares annually;

•	As an inducement to accept employment with Newpark, an award of (i) options to purchase 375,000 shares at the market price at the close of business on March 22, 2006, which will vest ratably over three years, and (ii) 200,000 time restricted shares, which will vest ratably over five years;

•	Payment of one-half the initiation fee for membership in the country club of Mr. Howes’ choice and an annual stipend of $20,000 to be used by Mr. Howes in his discretion for monthly club dues, automobile costs, and similar expenses;

•	Reimbursement for all reasonable and necessary business, entertainment and travel expenses incurred or expended by Mr. Howes in the performance of his duties;

•	Payment of reasonable temporary housing costs and reimbursement of reasonable commercial transportation expenses for Mr. Howes or his wife between New Orleans, Louisiana, and their home weekly, if necessary and appropriate, through December 31, 2006, and payment of reasonable relocation expenses. All expenses related to temporary housing, commuting, relocation, and similar expenses will be grossed up based on the highest marginal federal tax rate for the year in which payments are made;

•	Reimbursement of the cost of medical insurance coverage for Mr. Howes and his family in the St. Louis, Missouri area until final relocation of his family is completed;

•	Four weeks of paid vacation; and

•	Participation in the life and health insurance plans, 401(k) plan and other employee benefit plans and programs generally made available to executive personnel.
     Mr. Howes’ employment with Newpark will terminate (a) automatically upon his death or disability, (b) at Mr. Howes’ election upon 30 days notice to Newpark for “Good Reason” (as defined below) or Mr. Howes’ voluntary resignation at his election and without Good Reason, (c) by Newpark for “Cause” (as defined below), (d) by Newpark without Cause or (e) by either Mr. Howes’ or Newpark’s giving 60 days notice in advance of the expiration of the initial or any successive employment terms under Mr. Howes’ employment agreement. As used in this agreement, “Good Reason” means (i) Newpark’s unreasonable interference with Mr. Howes’ performance of his duties, (ii) a detrimental change in Mr. Howes’ duties, responsibilities or status, (iii) Newpark’s failure to comply with its obligations under its agreements with Mr. Howes, (iv) diminution of Mr. Howes’ salary or benefits, (v) Newpark’s failure to approve Mr. Howes’ business plan to move Newpark’s corporate headquarters in whole or in part to Houston, Texas, (vi) Newpark’s failure to obtain the assumption of Mr. Howes’ employment agreement by any successor or assignee of Newpark or (vii) the relocation of Mr. Howes’ principal place of employment by more than 50 miles (other than to Houston, Texas).
     As used in this agreement, “Cause” means:
•	conviction by a court of competent jurisdiction of, or entry of a plea of guilty or nolo contendere for an act constituting a felony;

•	dishonesty, willful misconduct or gross neglect by Mr. Howes of his obligations under his employment agreement that results in material injury to Newpark;

•	appropriation (or an overt act attempting appropriation) of a material business opportunity of Newpark;

•	theft, embezzlement or other similar misappropriation of funds or property of Newpark; or

•	failure to follow the reasonable and lawful written instructions or policy of Newpark with respect to the services to be rendered and the manner of rendering services by Mr. Howes.
     The effect of termination of Mr. Howes’ compensation under this employment agreement depends on the timing and reasons for his termination, as described above and as further set forth in his employment agreement.
     Agreements and Arrangements with James D. Cole and Matthew W. Hardey
     Based on information that had come to its attention, on April 12, 2006, the Audit Committee commissioned an internal investigation regarding potential irregularities involving the processing and payment of invoices by Soloco Texas, LP, one of Newpark’s smaller subsidiaries, and other possible violations. The Audit Committee has not yet determined whether all or any portion of these payments is recoverable.
     Effective April 12, 2006, and pending completion of the investigation, Paul L. Howes, Newpark’s Chief Executive Officer, has placed on administrative leave James D. Cole, the Chairman and Chief Executive Officer of Newpark Environmental Water Solutions, LLC, one of Newpark’s operating divisions, and Matthew W. Hardey, Newpark’s Chief Financial Officer. An officer of Soloco Texas, LP also has been placed on administrative leave. No determination of the culpability, if any, of these individuals or any other Newpark employee has or will be made until the internal investigation is complete. Mr. Howes, who was elected as Newpark’s Chief Executive Officer on March 22, 2006, is managing Newpark and overseeing its day-to-day operations.
The discussion of the agreements and arrangements with Mr. Cole and Mr. Hardey below does not take into consideration the possible effects of the investigation described immediately above.
     Employment Agreement with James D. Cole
     Mr. Cole previously served as Chief Executive Officer of Newpark pursuant to an employment agreement that automatically renewed for successive one-year periods unless terminated by either party. In connection with Mr. Cole’s announcement that he would step down as Chief Executive Officer on December 31, 2005 (or upon the engagement of a new Chief Executive Officer), Mr. Cole and Newpark entered into a new employment agreement that supersedes his previous employment agreement. The new agreement provides for his continued employment as Chairman and Chief Executive Officer of Newpark Environmental Water Solutions, LLC, a wholly owned Delaware limited liability company established to focus on the application of new technologies to water treatment as well as other fluid streams (“NEWS”), from the earlier of January 1, 2006, or the date he steps down as Chief Executive Officer of Newpark through December 31, 2007, and the payment of retirement benefits.

     Under the new employment agreement, Mr. Cole was entitled to receive the following compensation and benefits in 2005 (whether serving as Chief Executive Officer of Newpark or Chairman of NEWS):
•	Annual base salary of $320,000;

•	An opportunity under Newpark’s executive incentive compensation plan to earn a cash bonus of between 70% and 140% of his base salary based on the satisfaction of performance criteria related to Newpark’s return on equity (weighted 25%), EBIT return on average assets (weighted 25%) and earnings per share (weighted 20%) and the satisfaction of personal objectives related to NEWS (weighted 30%);

•	Continued eligibility to receive stock options and performance-based awards under the Stock Incentive Plan as determined in the discretion of the Compensation Committee;

•	Continued eligibility for future vesting of awards made under the Stock Incentive Plan in 2003, 2004 and 2005, if the applicable performance criteria are satisfied (regardless of whether Mr. Cole is employed by Newpark when the applicable three-year performance period ends);

•	Use of an automobile; and

•	Participation in the life and health insurance plans, 401(k) plan and other employee benefit plans and programs generally made available to executive personnel.
     Mr. Cole is entitled to receive the following compensation and benefits for serving as Chairman of NEWS:
•	Annual base salary of $200,000;

•	Continued eligibility for participation in Newpark’s executive incentive compensation plan for a minimum of three years (regardless of employment status), with an opportunity to earn an annual cash bonus of between 50% and 100% of his base salary based on the satisfaction of performance criteria to be determined by the Compensation Committee or, if greater, a bonus equal to 5% of the pre-tax profits of NEWS;

•	Continued eligibility to receive stock options and performance-based awards under the Stock Incentive Plan on the same basis as the Chief Operating Officer and Chief Financial Officer and as determined in the discretion of the Compensation Committee, with the opportunity to vest in these awards at the end of the applicable performance period regardless of employment status;

•	Use of an automobile; and

•	Participation in the life and health insurance plans, 401(k) plan and other employee benefit plans and programs generally made available to executive personnel.
Mr. Cole also received additional compensation ($10,000 per month plus eligibility for a bonus in an amount to be determined) for the period from January 1, 2006, until March 22, 2006, when he performed the duties of Chief Executive Officer of Newpark in addition to his other duties. The term of Mr. Cole’s employment as Chairman of NEWS will expire on December 31, 2007, unless extended by the mutual agreement of Mr. Cole and Newpark.
     Upon Mr. Cole’s retirement from Newpark on December 31, 2007 (or a later date as may be mutually agreed upon by Mr. Cole and Newpark), Mr. Cole will be entitled to receive the following retirement benefits, contingent upon his execution of a three-year non-competition agreement:
•	Two annual payments of $320,000;

•	Accelerated vesting of all stock options, with each option remaining exercisable for the remainder of its stated term;

•	Continued eligibility for vesting of all performance-based share awards if the applicable performance criteria are satisfied (notwithstanding Mr. Cole will not be an employee at the end of the applicable performance periods);

•	Continued life and health insurance coverage for two years following termination of employment; and

•	The opportunity to purchase the automobile made available to him while employed at Newpark at book value.
     Mr. Cole’s employment with Newpark will terminate (a) automatically upon his death or disability, (b) at Mr. Cole’s election upon 30 days notice to Newpark for “Good Reason” (as defined below), (c) by Newpark for “Cause” (as defined below) or (d) at Mr. Cole’s election upon 90 days notice to Newpark to retire before December 31, 2007. As used in this agreement, “Good Reason” means (i) Newpark’s unreasonable interference with Mr. Cole’s performance of his duties, (ii) in certain cases the relocation of Mr. Cole’s principal place of employment by more than 80 miles, (iii) a detrimental change in Mr. Cole’s duties, responsibilities or status or (iv) Newpark’s failure to comply with its obligations under its agreements with Mr. Cole. As used in this agreement, “Cause” means:
•	conviction of, or entrance of a plea of guilty to, a felony or other crime involving fraud and/or moral turpitude;

•	dishonesty, willful misconduct or material, gross neglect, which gross neglect causes material harm to Newpark;

•	any willful misconduct that causes material damage to the reputation of Newpark;

•	appropriation (or an overt act attempting appropriation) of a material business opportunity of Newpark;

•	theft, embezzlement or other similar misappropriation of funds or property of Newpark; or

•	the failure of Mr. Cole to follow the reasonable and lawful written instructions or policy of Newpark with respect to the services to be rendered and the manner of rendering services by Mr. Cole.
     The effect of termination on Mr. Cole’s compensation under this employment agreement depends on the timing and reasons for his termination, as described above and as further set forth in his employment agreement.
     Change-in-Control Agreements
     In March 2003, Newpark entered into change-in-control agreements with Mr. Cole, Mr. Ballantine and Mr. Hardey. Under these agreements, if there is a “change-in-control” of Newpark and the executive’s employment is terminated (i) by Newpark without “cause” (as defined below) or (ii) by the executive because of a detrimental change in duties, responsibilities or status, a reduction in salary or bonus opportunities or a relocation of the executive’s principal place of employment by more than 50 miles (“Good Reason”), then the executive will receive the following benefits:
•	A lump sum payment equal to two times the executive’s base salary and the maximum incentive opportunity available to him under Newpark’s executive incentive compensation plan for the fiscal year immediately preceding the change-in-control, reduced to the extent necessary to prevent the payments made to the executive from exceeding the limits imposed by Section 280G of the Internal Revenue Code;

•	Accelerated vesting of all stock options, restricted stock awards and deferred compensation amounts, including restricted stock and deferred compensation subject to vesting based on achieving performance criteria; and

•	Outplacement counseling and continued life and health insurance coverage for two years following termination of employment.
Under certain circumstances, the termination benefits also are payable if the executive’s employment is terminated while a potential change-in-control transaction is pending.
     The executive will not be entitled to these benefits if his employment with Newpark is terminated (a) because of his death, (b) because of the executive’s failure to resume full-time performance of his duties after the end of a disability period or (c) by Newpark for “cause” or (d) by his resignation other than for Good Reason. As defined in the change-in-control agreements, “cause” means:
•	the conviction of executive for a felony or other crime involving fraud and/or moral turpitude;

•	dishonesty, willful misconduct or material neglect, which neglect causes material harm to Newpark, of executive with respect to Newpark or any of its subsidiaries;

•	any intentional act on the part of executive that causes material damage to Newpark and/or its subsidiaries’ reputation;

•	appropriation (or an overt act attempting appropriation) of a material business opportunity of Newpark or its subsidiaries by executive;

•	misappropriation (or an overt act attempting misappropriation) of any funds of Newpark or its subsidiaries by executive;

•	the failure of executive to follow the reasonable and lawful written instructions or policy of Newpark with respect to the services to be rendered and the manner of rendering such services by executive, provided executive has been given reasonable written notice thereof and opportunity to cure and no cure has been effected within a reasonable time after such notice; or

•	the failure of executive to perform or observe any of the material terms or conditions of executive’s employment other than by reason of illness, injury or incapacity, provided executive has been given reasonable written notice thereof and opportunity to cure and no cure has been effected within a reasonable time after such notice.
     Under these agreements, any of the following events is considered a “change-in-control”:
•	An election of directors takes place and a majority of the directors in office following this election are individuals who were not nominated by a vote of two-thirds of the members of the Board of Directors or its nominating committee immediately preceding the election;

•	A complete liquidation of Newpark or a sale of all or substantially all of its assets;

•	A merger or consolidation of Newpark with another company, subject to certain exceptions; or

•	Any person becomes the beneficial owner of 30% or more of the combined voting power of Newpark’s then outstanding securities.
     If the executive’s employment is terminated by Newpark for “cause,” Newpark will pay the executive his full base salary at the rate then in effect through the date of termination, together with any severance pay, vacation pay and sick leave pay to which he is entitled in accordance with Newpark’s policy.
     The change-in-control agreements are terminable by Newpark at any time prior to a change-in-control or the occurrence of certain events that could result in a change-in-control. The change-in-control agreements also include the agreement of the executive to continue in the employ of Newpark for the two-year period following the change-in-control except for Good Reason.

     Severance Benefits
     On August 11, 2005, Newpark entered into retention agreements with Mr. Ballantine and Mr. Hardey. Under these agreements, if the executive’s employment is terminated by Newpark without “cause” (as defined below) at any time during the three-year period commencing with the employment of a new Chief Executive Officer who replaces Mr. Cole, then the executive would receive the following benefits:
•	A lump sum payment equal to 1.5 times the executive’s base salary plus the target incentive opportunity available to him under Newpark’s executive incentive compensation plan for the fiscal year in which termination of employment occurs; and

•	Outplacement counseling and continued life and health insurance coverage for 18 months following termination of employment or until re-employed with similar benefits.
     The executive will not be entitled to these benefits if his employment with Newpark is terminated (a) because of his death, (b) because of his voluntary resignation within one and one-half years after Newpark replaces James D. Cole as its Chief Executive Officer, which replacement occurred in March 2006, (c) by Newpark because of the executive’s failure to resume full-time performance of his duties after the end of a disability period or (d) by Newpark for “cause.” As defined in the retention agreements, “cause” means:
•	the conviction of executive for a felony or other crime involving fraud and/or moral turpitude;

•	dishonesty, willful misconduct or material neglect, which neglect causes material harm to Newpark, of executive with respect to Newpark or any of its subsidiaries;

•	any intentional act on the part of executive that causes material damage to Newpark and/or its subsidiaries’ reputation;

•	appropriation (or an overt act attempting appropriation) of a material business opportunity of Newpark or its subsidiaries by executive;

•	misappropriation (or an overt act attempting misappropriation) of any funds of Newpark or its subsidiaries by executive;

•	the failure of executive to follow the reasonable and lawful written instructions or policy of Newpark with respect to the services to be rendered and the manner of rendering those services by executive, provided executive has been given reasonable written notice thereof and opportunity to cure and no cure has been effected within a reasonable time after that notice; or

•	the failure of executive to perform or observe any of the material terms or conditions of executive’s employment other than by reason of illness, injury or incapacity, provided executive has been given reasonable written notice thereof and opportunity to cure and no cure has been effected within a reasonable time after that notice.
          If the executive’s employment is terminated by Newpark for “cause,” Newpark will pay the executive his full base salary at the rate then in effect through the date of termination, together with any severance pay, vacation pay and sick leave pay to which he is entitled in accordance with Newpark’s policy.
          The agreements are intended to provide a measure of financial protection to the executives and to facilitate the retention of their services during the period of transition to a new Chief Executive Officer.
Compensation of Directors
          The annual retainer fee for each non-employee director is $35,000. The Chairmen of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee each receive an additional annual retainer of $15,000, and each of the other members of these committees receives an additional annual retainer of $10,000 for each committee on which he serves. All of the non-employee directors’ fees are paid on a quarterly basis, and all directors are reimbursed for travel expenses incurred in attending Board and committee meetings. Employee directors receive no additional consideration for serving as directors or committee members.
          For his services in the capacity of non-executive Chairman of the Board, Mr. Hunt receives an additional director’s fee of $8,000 per month, in addition to the standard director’s fees he will receive for serving on the Board of Directors and for serving on and chairing Board committees. Based on Mr. Hunt’s current committee assignments, he is entitled to receive standard director’s fees at the annual rate of $70,000. During 2005, Mr. Hunt also received an additional retainer of $1,250 for serving as lead independent director prior to his election as Chairman of the Board in March of that year.
          Under the 2004 Non-Employee Directors’ Stock Option Plan, each non-employee director automatically is granted an option to purchase 10,000 shares of common stock upon his or her initial election to the Board of Directors (whether elected by the stockholders or the Board of Directors) and each time the non-employee director is re-elected to the Board of Directors. Each option granted under the plan must have an exercise price at least equal to the fair market value on the date of grant of the shares subject to the option. In accordance with the provisions of the plan, (i) on June 8, 2005, each of the non-employee directors, consisting of Messrs. Box, Hunt, Kaufman, Stone, Stull and Tucei, was granted a stock option to purchase 10,000 shares of common stock at an exercise price of $6.27 per share, equal to the fair market value of the common stock on the date of grant, and (ii) upon joining the Board of Directors on December 15, 2005, Mr. Warren, also a non-employee director, was granted a stock option to purchase 10,000 shares of common stock at an exercise price of $8.34 per share, equal to the fair market value of the common stock on the date of grant. Each of Messrs. Anderson, Box, Hunt, Kaufman, Stone, Stull, Tucei and Warren will be granted a stock option to purchase 10,000 shares of common stock if he is elected or re-elected, as applicable, at the 2006 Annual Meeting of Stockholders.

Compensation Committee Interlocks and Insider Participation
          During 2005, the members of the Compensation Committee were Messrs. Box, Hunt, Kaufman, Stone and Stull. No member of the Compensation Committee is a current or former officer or employee of Newpark or any of its subsidiaries. Additionally, no executive officer of Newpark served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee of Newpark.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain Beneficial Owners
          The following table sets forth information, as of the date indicated in the applicable Schedule 13G with respect to each stockholder identified as beneficially owning greater than 5% of Newpark’s common stock, the number of outstanding shares of Newpark’s common stock and the percentage beneficially owned. Except as otherwise indicated below, each person named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned by that person.

	Shares of Common Stock
	Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
Wells Fargo & Company (1)	7,071,802	8.01%
420 Montgomery Street San Francisco, California 94104

Columbia Wanger Asset Management, L.P. (2)	8,695,200	9.8%
227 West Monroe Street, Suite 3000 Chicago, Illinois 60606

Strong Capital Management, Inc. (3) 100 Heritage Reserve Menomonee Falls, Wisconsin 53051	5,484,407	6.5%

Steinberg Asset Management LLC (4) 12 East 49th Street, Suite 1202 New York, New York 10017
	6,692,950	7.67%

(1)	Wells Fargo & Company has sole voting power with respect to 6,873,044 shares, sole dispositive power with respect to 7,061,284 shares and shared dispositive power with respect to 10,248 shares. Well Capital Management Incorporation beneficially owns 6,865,138 shares with respect to which it has sole dispositive power, and sole voting power with respect to 2,490,498 shares. The address for Well Capital Management Incorporation is 525 Market Street, San Francisco, California 94105. Information is based on the Schedule 13G filed by Wells Fargo & Company February 15, 2006 on behalf of the following subsidiaries: Wells

Capital Management Incorporated, Wells Fargo Funds Management, LLC, and Wells Fargo Bank, National Association.

(2)	WAM Acquisition GP, Inc. has shared voting and dispositive power with respect to 8,695,200 shares. The shares reported include shares held by Columbia Acorn Trust, a Massachusetts business trust that is advised by Columbia Wanger Asset Management, L.P. Columbia Acorn Trust holds 6.8% of the outstanding shares of Newpark’s common stock. Information is based on Amendment No. 6 to Schedule 13G filed February 14, 2006.

(3)	Strong Capital Management, Inc. is a registered investment advisor each of whose individual clients do not beneficially hold more than 5% of the outstanding shares of Newpark’s common stock. Information is based on Amendment No. 1 to Schedule 13G filed February 11, 2005. Strong Capital Management, Inc. has not made any filing in 2006 with respect to its holdings of Newpark’s common stock.

(4)	Steinberg Asset Management LLC has sole voting power with respect to 6,255,150 shares and sole dispositive power with respect to 6,692,950 shares. Michael A. Steinberg & Company, Inc. beneficially owns, and has sole dispositive power with respect to, 56,500 shares. Information is based on Amendment No. 1 to Schedule 13G filed February 8, 2006.
Ownership of Directors and Executive Officers
          The following table sets forth information with respect to the beneficial ownership of Newpark’s outstanding common stock as of April 3, 2006, by (i) each current director and each nominee for director of Newpark, (ii) each named executive officer identified in the Summary Compensation Table below, and (iii) all current directors and executive officers as a group. Except as otherwise indicated below, each person named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned by that person, except to the extent that authority is shared by spouses under applicable law.

	Shares Beneficially Owned (1)
Name	Number	Percent
Paul L. Howes	200,000	*
David C. Anderson	—	*
James D. Cole (2)	1,177,412	1.30%
Alan J. Kaufman (3)	1,046,792	1.16%
James H. Stone (4)	630,400	*
Roger C. Stull (5)	190,150	*
Matthew W. Hardey (6)	160,206	*
Wm. Thomas Ballantine	161,896	*
David P. Hunt	109,900	*
F. Walker Tucei, Jr.	36,900	*
Jerry W. Box	24,900	*
Gary L. Warren	—	*
All current directors and executive officers as a group (10 persons)	2,561,144	2.85%

*	Indicates ownership of less than 1%.

(1)	The percentage ownership is based on 89,363,322 shares of common stock outstanding as of April 3, 2006. Common stock numbers include, with respect to the stockholder in question, (a) shares of common stock issuable upon exercise of options exercisable within 60 days after April 3, 2006, and (b) 200,000 shares of common stock subject to a restricted stock award made to Mr. Howes. Includes shares which may be purchased upon the exercise of stock options which are exercisable as of April 3, 2006, or become exercisable within 60 days thereafter, as follows: Mr. Cole — 140,001 shares; Dr. Kaufman - 69,900 shares; Mr. Stone — 69,900 shares; Mr. Stull — 39,900 shares; Mr. Hardey — 115,001 shares; Mr. Ballantine — 125,001 shares; Mr. Hunt — 69,900 shares; Mr. Tucei — 19,900 shares; Mr. Box — 10,000 shares; and all directors and executive officers as a group – 519,502 shares.

(2)	Includes (a) 280,000 shares held by four separate trusts of which Mr. Cole serves as trustee and of which the beneficiaries are children of Mr. Cole and (b) 40,048 shares held by Mr. Cole’s IRA. Mr. Cole disclaims ownership of the 280,000 shares held by the four trusts, except to the extent of his pecuniary interest therein.

(3)	Includes (a) 14,000 shares held in a trust of which the beneficiaries are children of Dr. Kaufman and (b) 12,600 shares held by his spouse. Dr. Kaufman disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(4)	Includes (a) 14,500 shares held either as custodian for or in a trust of which the beneficiaries are children of Mr. Stone and (b) 4,000 shares held in a partnership in which a company controlled by Mr. Stone is the majority partner. Mr. Stone disclaims ownership of these shares, except to the extent of his pecuniary interest therein.

(5)	Includes 250 shares held in a trust for which Mr. Stull and his wife are co-trustees and of which the beneficiary is a grandchild of Mr. Stull. Mr. Stull disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(6)	Includes 7,500 held by Mr. Hardey’s IRA.
Equity Compensation Plan Table
          The following table sets forth certain information with respect to the equity compensation plans maintained by Newpark as of December 31, 2005, under which its equity securities may be issued in the future. These plans have been approved by Newpark’s stockholders.

	(a)	(b)	(c)
Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
Plan Category	and Rights	and Rights	Column (a))
Equity compensation plans approved by stockholders
Options	4,474,031 (1)	$6.31	973,256 (2)
Other rights (3)	499,000	n/a	501,000
Equity compensation plans not approved by stockholders	None	n/a	None

Total	4,973,031	n/a	1,474,256

(1)	Includes options issued under the 1988 Incentive Stock Option Plan, the 1993 Non-Employee Directors’ Stock Option Plan, the 1995 Incentive Stock Option Plan and the 2004 Non-Employee Directors’ Stock Option Plan.

(2)	Includes 103,256 shares available for future issuance under Newpark’s 1999 Employee Stock Purchase Plan; and 870,000 shares available for future issuance under the 2004 Non-Employee Directors’ Stock Option Plan. No additional options may be issued under the 1988 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan or the 1993 Non-Employee Directors’ Stock Option Plan.

(3)	Represents awards of common stock equivalents issued (column (a)) or issuable (column (c)) under the Stock Incentive Plan that will vest and become payable in Newpark common stock if certain performance criteria are met. For further information regarding the Stock Incentive Plan, see above under the heading “Long Term Incentive Plan – Awards in Last Fiscal Year” and Note L of the Notes to Consolidated Financial Statements included in Newpark’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 13.	Certain Relationships and Related Transactions
          Except as disclosed in this Amendment No. 1 to Report on Form 10-K, neither the directors, director nominee or executive officers, nor any stockholder owning more than 5% of Newpark’s issued shares, nor any of their respective immediate family members, has or had any material interest, direct or indirect, in any material transaction to which Newpark was a party during fiscal 2005, or which is presently proposed.
          See above under the heading “Employment Agreements, Change-in-Control Arrangements and Severance Benefits” for a summary of those agreements or arrangements with certain of Newpark’s executive officers and former Chief Executive Officer.

          Newpark believes that the terms of each of the following transactions or arrangements between Newpark and its affiliates, officers, director or stockholders which were parties to the transactions were, on an overall basis, at least as favorable to Newpark as could then have been obtained from unrelated parties.
Transactions with Stone Energy Corporation
          James H. Stone, one of Newpark’s directors, is Chairman and greater than 5% stockholder of Stone Energy Corporation, which is a customer of one or more Newpark operating companies. However, the Board of Directors determined that the relationship between Newpark, Stone Energy and Mr. Stone is not material to Newpark, Stone Energy or Mr. Stone, based principally on the following factors:
•	The revenues derived by Newpark from the services and products provided to Stone Energy are less than $2.7 million and represent less than 1% of Newpark’s consolidated gross revenues;

•	Mr. Stone confirmed that he did not direct Stone Energy to do business with Newpark, and he does not participate in the decision-making process with respect to the business relationship between Stone Energy and Newpark; and

•	In the single instance in 1999 in which Mr. Stone and Newpark both invested in Environmental Safeguards, Inc., in the same transaction, Mr. Stone’s investment was fully disclosed to Newpark and was approved by a majority of the disinterested directors at the time.

Item 14.	Principal Accountant Fees and Services
          The following table sets forth the fees for professional audit services rendered by Ernst & Young LLP for the audit of Newpark’s annual consolidated financial statements for the years ended December 31, 2004, and December 31, 2005, and the fees billed for other services rendered by Ernst & Young LLP during those periods.

	2004	2005
Audit Fees (1)	$752,750	$718,146
Audit-Related Fees (2)	12,200	16,300
Tax Fees (3)	161,600	38,700
All Other Fees	—	—

Total	$926,550	$773,146

(1)	Audit fees consist primarily of fees related to the audit of Newpark’s annual consolidated financial statements, the review of the financial statements included in Newpark’s Quarterly Reports on Form 10-Q and statutory audits, consents and other services related to Securities and Exchange Commission matters.

(2)	Audit-related fees consist primarily of fees for consultations related to financial reporting matters.

(3)	Tax fees consist of fees for tax compliance, tax planning and tax advice.
Pre-Approval Policies Regarding Audit and Non-Audit Fees
     The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services.
     Prior to performing any audit services, the independent auditors will provide the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the fiscal year and the expected fees for those services. If the engagement letter is approved, the Audit Committee will engage the independent auditors to perform the audit.
     For non-audit services, Newpark’s management will submit to the Audit Committee for approval the list of non-audit services that it recommends the Audit Committee engage the independent auditors to provide for the fiscal year. Prior to the performance of any of these services, Newpark’s management and the independent auditors each will confirm to the Audit Committee that each non-audit service on the list is permissible under all applicable legal requirements. Pre-approval generally is provided for up to one year and any pre-approval is detailed as to the particular service or category of service and generally is subject to a specific budget. The Audit Committee also may pre-approve particular services on a case-by-case basis. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval process and the fees for services performed to date.
     As permitted by statute, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee to ensure prompt handling of unexpected matters. The Chairman will report any action taken pursuant to this delegated authority to the Audit Committee at or before the next Audit Committee meeting.
     All services performed by Newpark’s independent auditors in 2004 and 2005 were approved in accordance with the Audit Committee’s pre-approval policies.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(3) Exhibits
     In addition to the exhibits listed in Item 15(a)(3) of Newpark’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2006, the following exhibits are filed herewith:

Exhibit No.	Description
24.1	Power of Attorney (included in signature page).

Exhibit No.	Description
31.1	Certification of Paul L. Howes pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Eric M. Wingerter pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 28, 2006

NEWPARK RESOURCES, INC.
By:	/s/ Paul L. Howes
Paul L. Howes
Chief Executive Officer

KNOWN BY ALL PERSONS THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul L. Howes and Eric M. Wingerter, or any one of them, their attorneys-in-fact and agents with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K/A (Amendment No. 1) and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Paul L. Howes Paul L. Howes	Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2006

/s/ Eric M. Wingerter
Eric M. Wingerter	Vice President and Controller (Principal Accounting Officer and) Principal Financial Officer)	April 28, 2006

/s/ Wm. Thomas Ballantine
Wm. Thomas Ballantine	President and Chief Operating Officer and Director	April 26, 2006

/s/ Jerry W. Box
Jerry W. Box	Director	April 26, 2006

James D. Cole	Director	April 26, 2006

Signatures	Title	Date
/s/ David P. Hunt
David P. Hunt	Chairman of the Board	April 26, 2006

/s/ Dr. Alan Kaufman Dr. Alan Kaufman	Director	April 26, 2006

/s/ James H. Stone James H. Stone	Director	April 26, 2006

/s/ Roger C. Stull Roger C. Stull	Director	April 26, 2006

/s/ F. Walker Tucei, Jr. F. Walker Tucei, Jr.	Director	April 26, 2006

/s/ Gary L. Warren Gary L. Warren	Director	April 26, 2006

NEWPARK RESOURCES, INC.
EXHIBIT INDEX

Exhibit No.	Description
24.1	Power of Attorney (included in signature page).

31.1	Certification of Paul L. Howes pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Eric M. Wingerter pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

†	Filed herewith.

1