Form 10-K/A
period 2005-12-31
NEWPARK RESOURCES INC
filed 2006-10-10
CIK 71829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2
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
(504) 838-8222
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $0.01 par value 8-5/8% Senior Subordinated Notes due 2007, Series B	New York Stock Exchange New York Stock Exchange
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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
     As of October 6, 2006, a total of 89,432,473 shares of Common Stock, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference
     None.

EXPLANATORY NOTE
     We are amending our Annual Report on Form 10-K (the “Original Filing”) for the year ended December 31, 2005, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures. This Form 10-K/A also includes the restatement of selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and certain of the financial information presented in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have not amended and do not anticipate amending our Annual Reports on Form 10-K for any years prior to December 31, 2005. See Note A to the consolidated financial statements for a summary of the restated amounts.
     In early April 2006, the internal auditor of Newpark Resources, Inc. (the “Company”) advised the Audit Committee of the Company’s Board of Directors that he had concerns regarding the propriety of several vendor invoices in the aggregate amount of approximately $1.75 million. This amount had been paid in the latter part of calendar 2005 by one of the Company’s subsidiaries, Soloco, Inc., to a third-party with whom Soloco had a long-term commercial relationship (the “Third Party”). The internal auditor advised the Audit Committee that Soloco could not substantiate the Third Party’s delivery of the property to which the invoices pertained. Separately, the newly appointed Chief Executive Officer of the Company conducted several preliminary interviews resulting in what appeared to confirm the internal auditor’s concerns. The Audit Committee determined it was appropriate to engage outside independent counsel to conduct an investigation of the circumstances related to these invoices. As directed by the Audit Committee, the investigation focused initially on whether Soloco improperly paid these and other invoices and if so whether the payments had been made unknowingly or intentionally. The Audit Committee also asked the special investigation team (comprised of outside special counsel, an investigative firm and a forensic accounting group retained by special counsel) to determine whether there was credible evidence suggesting that any members of the Company’s management group had had prior knowledge of or participated in the processing, approval or payment of the invoices. Finally, the Audit Committee asked outside special counsel to review any other material financial transactions between Soloco and the Third Party or other vendors, to determine whether the financial statements also had failed to properly reflect those transactions or whether those transactions had been on commercial terms that were not at arm’s-length.
     During the course of the next several months, outside counsel and the remainder of the investigative team conducted a thorough investigation of these matters. The team conducted extensive interviews of employees and others potentially involved in or potentially having material information related to the matters under investigation. During the investigation, the team concluded that a number of transactions between Soloco and the Third Party lacked substantial commercial and economic substance. The Audit Committee agreed. Accordingly, it was determined that these transactions had not been properly recorded in the consolidated financial statements for those periods in which the transactions were conducted and, in certain instances, in subsequent periods as well, since the value assigned to the initial transactions were initially recorded as assets and amortized to operations in subsequent accounting periods. These transactions can be summarized as follows:

•	Soloco purchased licenses in 1994 ($1.8 million), 1996 ($4.5 million) and 2002 ($1.8 million) for the exclusive rights to use, distribute and sell the Third Party’s products (at first, domestic distribution rights and later, international distribution rights). At the date it acquired those rights, the Company capitalized these intangible assets and assigned estimated useful lives to amortize the related costs over the duration of the license agreements. However, the investigative team found credible evidence that the amortization periods assigned to the 1994 and 1996 licenses exceeded the duration of the licenses’ underlying patents. Accordingly, the amortization period has been corrected to correspond to the expiration in 2001 of the underlying patents. With respect to the 2002 license, the investigative team found credible evidence that this transaction lacked substantial commercial and economic substance. Accordingly, the Company has concluded that previously capitalized costs should not have been capitalized. These costs have now been written off as of 2002. In addition, amortization charges originally charged to operations for those rights have been reversed in the restated consolidated financial statements.

•	Soloco entered into purported credit sale transactions with the Third Party at various times in 2002 and 2003. The investigative team found credible evidence that, in certain instances, the product was never shipped or was subject to repurchase, and therefore, did not meet the criteria to record a sale. Accordingly, revenue of $900,000 in 2003 and $3.3 million in 2002 should not have been recognized. Those amounts have been reversed in the restated consolidated financial statements.

•	Soloco and the Third Party entered into numerous other transactions and the investigative team found credible evidence that these transactions lacked commercial and economic substance. These transactions included:
o	Soloco sold certain products located in Venezuela in 2000 to the Third Party and recorded a promissory note receivable for $2.4 million.

o	Soloco paid $1.6 million to the Third Party in 2004 to reacquire certain distribution rights in South America and the related costs were capitalized and amortized over the estimated useful life of the rights.

o	Soloco made payments to the Third Party for the purchase of certain products from the Third Party in 2004 ($1.8 million) and 2005 ($2.0 million), which it accounted for as fixed assets to be depreciated over their estimated useful lives. Soloco also made payments to the Third Party for the purchase of other products, which were expensed in the period that they were made, totaling $700,000 in 2004 and $500,000 in 2005. The investigative team also provided evidence that these assets and other products (collectively the “Purported Purchases”) were not received by Soloco. The investigative team found additional evidence that the payments for the above mentioned South American distribution rights and the Purported Purchases appeared to be the source of the collections received in 2004 and 2005 on the credit sale transactions and the Venezuelan note described above.
     The Company has restated the financial statements to reverse the effects of these non-substantive cash transactions.
     Following the initiation of the investigation in April 2006, the Third Party delivered property to the Company totaling $1.8 million.

     In the meantime, given the recent focus by the Securities and Exchange Commission and the financial markets on the timing and pricing of stock option grants, the Audit Committee instructed special counsel to review the Company’s practices in granting stock options. The investigation revealed that a substantial number of the Company’s stock options granted between 1998 and 2003 had been dated and priced in a manner inconsistent with the terms of the stock option plan.
     The terms of the plan required issuance and pricing of the options as of the date that the Compensation Committee took action to approve their issuance, while in many instances, the options were assigned an exercise price based on an earlier date and at a lower price than what the exercise price would have been if the actual date of the Compensation Committee action had been used. Because the prices at the originally stated grant dates were lower than the prices on the actual dates of the authorization, the Company determined that it should have recognized material amounts of stock-based compensation expense which were not previously accounted for in the previously issued consolidated financial statements.
     In connection with those instances in which the exercise price of stock options was established based on a stated grant date that was different from the actual authorization date, the Company has restated its historical consolidated financial statements to record an increase in stock-based compensation expense over the related vesting period for the intrinsic value at the actual grant date.
     Summarized below are the effects of the restatement for the items noted above on previously reported consolidated net income. Miscellaneous accounting adjustments in the following table principally include differences that were identified during audits of the Company and which had not been previously recorded because the Company previously had determined these items were individually and in the aggregate immaterial to the financial statements. In conjunction with the restated financial statements the Company corrected these items by recording them in the periods to which they were attributable.

				1998
				through
Increase (Decrease)	2005	2004	2003	2002

Matters related to intangible assets	$731,584	$653,425	$627,372	$(4,984,462)
Matters related to purported credit sales to Third Party	—	—	(487,500)	(2,187,300)
Matters related to transactions that lacked commercial and economic substance	1,046,811	749,663	—	(2,370,000)
Stock-based compensation expense(1)	(203,083)	(256,100)	(818,775)	(9,311,900)
Miscellaneous accounting adjustments	(486,135)	(309,158)	70,735	(589,030)

Total adjustment to income (loss) before provision for income taxes	1,089,177	837,830	(608,168)	(19,442,692)
Income tax impact of restatement adjustments	(447,779)	(296,881)	175,816	6,736,226

Total adjustments to net income	$641,398	$540,949	$(432,352)	$(12,706,466)

(1)	The effects of the restatement for stock-based compensation expense for years prior to 2003 are as follows: 2002 — $1,413,418; 2001 — $1,941,721; 2000 — $2,699,768; 1999 - $1,924,592; and 1998 — $1,332,401.

     Summarized below are the impacts of the restatement on diluted income/(loss) per common and common equivalent shares for each of the three years in the period ended December 31, 2005:

Diluted income per common and common
equivalent shares:	2005	2004	2003
As previously reported	$.25	$.05	$.01
Effect of restatement	$.01	$.00	$(.01)

As restated	$.26	$.05	$.00

     The restatement reduced stockholders’ equity as of January 1, 2003 by $3.9 million.
     Except for the restated information described above, this Form 10-K/A continues to describe conditions as of the date of the Original Filing and we have not updated the disclosures contained herein to reflect all events that occurred at a later date. Events occurring subsequent to the filing of the Original Filing have been addressed in reports filed with the Securities and Exchange Commission subsequent to the date of the Original Filing, including the announcement of the decision to shut down the operations of Newpark Environmental Water Solutions, LLC, or NEWS, and to dispose of or redeploy all of the assets used in connection with its operations. Certain of these events are described in Note T to the consolidated financial statements. In addition, we have included as exhibits to this amendment new certifications of our Chief Executive Officer and Acting Chief Financial Officer. We encourage the reader to read the document in its entirety as items in Part I and II have been revised to reflect current management’s view of the Company.

NEWPARK RESOURCES, INC.
INDEX TO AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005
Statements we make in this Annual Report on Form 10-K/A which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the heading “Cautionary Statement Concerning Forward-Looking Statements” which follows and in Item 1A, “Risk Factors,” in Part I of this Annual Report.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
     The Annual Report on Form 10-K/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We also may provide oral or written forward-looking information in other materials we release to the public. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified below, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.
     We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report might not occur.
     Among the risks and uncertainties that could cause future events and results to differ materially from those we anticipate in the forward-looking statements included in this Annual Report are the following:
•	a material decline in the level of oil and gas exploration and production and any reduction in the industry’s willingness to spend capital on environmental and oilfield services;

•	material changes in oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital;

•	changes in domestic and international political, military, regulatory and economic conditions;

•	a rescission or relaxation of government regulations affecting exploration and production (“E&P”) and Naturally Occurring Radioactive Material (“NORM”) waste disposal;

•	changes in existing regulations related to E&P and NORM waste disposal;

•	failure of our patents or other proprietary technology to prevent our competitors from developing substantially similar technology, which would reduce any competitive advantages we may have from these patents and proprietary technology;

•	failure to maintain material rights related to the proprietary water treatment technology;

•	failure to keep pace with the continual and rapid technological developments in our industries;

•	the highly competitive nature of our business;

•	failure of our investments in new businesses, new technology or new products and services to achieve sales and profitability levels that justify our investment in them, which could result in these investments placing downward pressure on our margins or our disposing of these investments at a loss;

•	unavailability of critical supplies or equipment in the oil and gas industry and personnel trained to operate this equipment;

•	failure to gain continued acceptance or market share for our products and services, including our DeepDrill® and FlexDrill™ technology, our Dura-Base™ and Bravo™ mats and the proprietary water treatment technology we are using;

•	inability to continue in effect the permits necessary to operate our non-hazardous waste disposal wells;

•	adverse weather conditions that could disrupt drilling operations and reduce the demand for our services;

•	failure to comply with any of the numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our business, or changes in these regulations and policies;

•	exposure to potential environmental or regulatory liability, which could require us to pay substantial amounts with respect to these liabilities, including costs to clean up and close contaminated sites;

•	inability to maintain adequate insurance against risks in our business at economical rates;

•	social, political and economic situations in foreign countries where we operate, including compliance with a wide variety of complex U.S. and foreign laws, treaties and regulations, unexpected changes in regulatory environments, inadequate protection of intellectual property, legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers;

•	consequences of significant changes in interest rates and currency exchange rates; and

•	our ability to retire or refinance our long-term debt at or before its maturity, which could be affected by conditions in financial markets or our own financial condition at that future time, and our ability to obtain any replacement long-term financing on terms as favorable to us as under our current financing, if at all.
     For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in Item 1A of this Annual Report on Form 10-K.
PART I
ITEM 1. Business
General
     Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In April 1991, we changed our state of incorporation to Delaware. We are a diversified oil and gas industry supplier with three operating segments: fluids systems and engineering, mats and integrated services, and environmental services.
     We provide these products and services principally to the oil and gas exploration and production (“E&P”) industry in the U.S. Gulf Coast, West Texas, U.S. Mid-continent, U.S. Rocky Mountains, Canada, Mexico and areas of Europe and North Africa surrounding the Mediterranean Sea. We also are planning to introduce our products and services in Brazil in 2006. Further, we are expanding our presence outside the E&P sector, particularly in mats and integrated services, where we are marketing to utilities, municipalities, and government sectors.
     Our principal executive offices are located at 3850 North Causeway Boulevard, Suite 1770, Metairie, Louisiana 70002. Our telephone number is (504) 838-8222. You can find more information about us at our Internet website located at www.newpark.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on or through our Internet website as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K/A.
     Following is a summary of the industry fundamentals in the markets we serve and our business strategies. We also have included a discussion of our business segments, including a description of the products and services we offer. Segment and geographic financial information appears in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note R.”
     When referring to “Newpark” and using phrases such as “we,” “us” and “our,” our intent is to refer to Newpark Resources, Inc. and its subsidiaries as a whole or on a segment basis, depending on the context in which the statements are made.

Industry Fundamentals
     Historically, several factors have driven demand for our services, including: (i) supply, demand and pricing of oil and gas commodities which drive E&P development activity; (ii) a trend toward deeper and otherwise more complex drilling that drives drilling fluid consumption and increasing technical requirements; (iii) the continued trend of E&P development into more environmentally difficult areas; (iv) the use of increasingly complex drilling techniques that tend to generate more waste; and (v) increased environmental regulation of E&P waste.
     Demand for most of our services is related to the level, type, depth and complexity of oil and gas drilling. The most widely accepted measure of activity is the Baker-Hughes Rotary Rig Count, which has been rising since early 2002 in response to strengthening oil and gas prices. This growth in activity was marked by record high utilization of available rigs, personnel and support equipment in 2005.
     We have benefited from our customers’ increased development activity, both in traditional basins and in frontier exploration activity. Our positioning with financially strong and aggressive independent players and increased activities with major integrated oil and gas exploration and production companies have helped to propel our domestic drilling fluids growth.
     In our core North American markets we have seen the following trends which have supported our growth and profitability:
•	Increased drilling activity in mature areas of North America as economics of previously marginal projects have become attractive in the recent high energy price environment

•	Improved application of technological advances such as computer-enhanced interpretation of three-dimensional seismic data, improved rig capabilities, and advanced drilling tools and fluids. These technologies help reduce the risk of finding oil and gas and have resulted in driving favorable economics for E&P operators. These more complex wells require innovative drilling fluids systems that accelerate penetration of these formations thereby reducing total well cost.

•	Increased willingness of E&P operators to drill in coastal marshes and inland waters where access is expensive. These projects rely heavily on our temporary infrastructure services such as those provided by our mats and integrated services businesses.

•	Deep shales and other hard rock formations with limited permeability in the Mid-continent and the Rockies are being exploited with advanced fracture stimulation technology. This technology facilitates production of natural gas from these impermeable formations.

•	Growth of Canadian E&P activity, which results in significant increase in demand for mats to extend drilling season (due to permafrost related stability issues).
     We do see a trend, within the United States, that the shallower reserves available in the historic gas-producing basins are approaching full development, and the longer-term economic potential of the remaining prospects appears to be declining. At the same time, the more prolific oil and gas opportunities increasingly depend on prospects outside the United States and in the expansion of frontier geologic formations. Many operators have begun to shift the focus of their drilling programs towards deeper geologic structures, which carry inherently higher risks of both economic and physical failure.

     The oilfield market for environmental services has grown due to increasingly stringent regulations that restrict the discharge of E&P wastes into the environment. Effective February 19, 2002, the U.S. Environmental Protection Agency (the “EPA”) published new regulations significantly limiting discharges of drilling wastes contaminated with synthetic-based mud (“SBM”) into the offshore Gulf of Mexico. These new regulations have had a material effect on the industry’s disposal practices in the offshore market. Louisiana, Texas and other states have enacted comprehensive laws and regulations governing the proper handling of E&P waste and naturally occurring radioactive material (“NORM”). Regulations also have been proposed in other states. As a result, waste generators and landowners have become increasingly aware of the need for proper treatment and disposal of this waste in both drilling new wells and remediating production facilities. As the search for new and increased sources of energy expands to new geographic markets and as the EPA discharge limitations in those markets tighten, operators are seeking new and improved methods of managing waste streams created in exploration and production.
Business Strategy
     Following are the principal components of our business strategy:
•	Continue to broaden our geographic and customer markets to reduce exposure and risk inherent in the maturing North American on-shore markets and to position ourselves in industry growth sectors. We have, since 1997, branched out from being a primarily U.S. Gulf Coast provider, to being much more geographically diverse. We have expanded our position into West Texas, the U.S. Mid-continent, the U.S. Rocky Mountains, Canada, Mexico and areas of Europe and North Africa surrounding the Mediterranean Sea. We continue to broaden geographically and in October 2005 we executed a memorandum of understanding to form a new company that will provide drilling fluids products and services in Brazil, in partnership with a well-established Brazilian company. With this geographic expansion, we have diversified our customer base, and now serve not only small-to-medium sized independent E&P players, but also several large independents and major integrated energy companies.

•	Lead the industry in technical drilling fluids products and services. Our strategy is to distinguish our fluids products and services from those of our competitors by providing high-performing solutions geared towards complex applications, with particular focus on water-based products. Our ability to provide high-performing and environmentally safe systems, products and services will play a major role in preventing or solving our customers’ drilling problems, while reducing their total cost to drill a well. We seek to continue to develop strong relationships with our customers. We will leverage our integrated barite position to ensure that we offer cost competitive solutions.

•	Further develop the mats business. We seek to expand our mats business into new geographic regions (international growth), new markets (outside E&P applications, such as utilities and municipal use), and new applications (heavy duty requirements), building upon our market leading position. We seek to complement our wood-based mats with increased output and sales of our high performance Dura-BaseTM mats. In 2005, we completed the acquisition of the third-party ownership in our Dura-BaseTM mat manufacturing facility. We now are implementing improvements to that product family based on our experience with rental and sales of this product.

•	Expand E&P waste-related environmental services. We seek to grow this business, particularly after the adverse impact of recent Gulf Coast hurricanes which reduced E&P activities. We will position ourselves for rebound in Gulf Coast activities and will continue to optimize our logistics infrastructure. We will also leverage our reputation with our customers as a reliable service provider.

•	Integrate our services offerings (where possible). We seek to leverage our services to the E&P marketplace in an integrated fashion in order to bundle services and leverage customer relationships.
          We believe the following business strengths will help us to execute our strategy:
•	Proprietary Products and Services. Over the past 15 years, we have acquired, developed, and improved our access to patented or proprietary technology and know-how, which has enabled us to provide innovative and unique solutions to oilfield construction and waste disposal issues. We have developed and expect to continue to introduce similarly innovative products in our drilling fluids business. We believe increased customer acceptance of our proprietary products and services will enable us to take advantage of upturns in drilling and production activity. These proprietary products and services include our high-performance water-based fluids systems, patented mats and waste injection technology.

•	Low Cost Infrastructure. We have an infrastructure, through our Excalibar unit, to access and process quality barite as a raw material for our drilling fluids. In addition, we have established an efficient logistics network for transporting fluids and additives to our customers’ well locations. Further, we have assembled a low cost infrastructure to receive and process E&P waste in the U.S. Gulf Coast region that includes strategically located transfer stations for receiving waste, a large fleet of barges for cost-efficient transportation of waste, and geologically-secure injection disposal sites.

•	Experience in the Regulatory Environment. We believe our operating history provides us with a competitive advantage in the highly regulated oilfield environmental services segment. As a result of working closely with regulatory officials and citizens’ groups, we gained acceptance of our proprietary injection technology and received a series of permits for our disposal facilities, including a permit received in 1996 allowing the disposal of NORM at our Big Hill, Texas facility. We further believe that increasing environmental regulation and activism will inhibit the widespread acceptance of other disposal methods and the permitting of additional disposal facilities. This experience and reputation have allowed us to broaden our permit authority and enter new markets in the waste business. Through our use of wash water recycling equipment, we also assist our customers in meeting waste reduction regulations by reducing the total number of waste barrels to be disposed.

•	Experienced Management Team. Our executive and operating management team has built and augmented our capabilities over the years, allowing us to develop a base of knowledge and a unique understanding of the drilling fluids, oilfield construction and waste disposal markets. We have strengthened our management team by retaining selected key management personnel of the companies we have acquired and by attracting additional experienced personnel.
Business Segments
     Fluids Systems and Engineering
     Our fluids systems and engineering business offers unique solutions to highly technical drilling projects involving complex subsurface conditions, such as horizontal drilling, geographically deep drilling or deep water drilling. These projects require constant monitoring and critical engineering support of the fluids system during the drilling process. We provide drilling fluids products and services to the North American market and in areas of Europe and North Africa adjacent to the Mediterranean Sea.
     We own the patent rights to a family of high-performance, water-based products, which we market as the DeepDrill® and FlexDrill™ systems. These systems include up to eight proprietary performance-enhancing components, each formulated for environmental protection. DeepDrill® and FlexDrill™ systems can provide improved penetration rates, superior lubricity, torque and drag reduction, shale inhibition, solids management, minimized hole enlargement and enhanced ability to log results and utilize measurement tools. This technology also led to the development of our NewPhaseTM product, originally a component of our water-based product line, which we now use to enhance high performance invert emulsion fluid systems tailored to the drilling problems created by the reactive shale strata encountered in the Mid-Continent and Rocky Mountain regions.
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
     Mat and Integrated Services
     We provide mats to the oil and gas industry to ensure all-weather access to E&P sites in the unstable soil conditions common along the onshore Gulf of Mexico and Western Canada. We use both an interlocking wooden mat system and the Dura-BaseTM composite mat system. We also install access roads and temporary work sites for pipeline, electrical utility and highway construction projects where soil protection is required by environmental regulations or to assure productivity in unstable soil conditions. We have supplied mats for temporary use in non-oilfield projects nationwide and are working to broaden the customer base and expand this aspect of our business.
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
     We continue to develop the worldwide market for our Dura-Base™ composite mat system. Our marketing efforts for this product remain focused in eight principal oil and gas industry markets: Canada, Alaska and the Arctic, Russia, the Middle East, South America, Mexico, Indonesia and the U.S. utilities markets. We believe these mats have worldwide applications outside our traditional oilfield market, primarily in infrastructure construction, particularly for maintenance and upgrades of electric utility transmission lines, and as temporary roads for movement of oversized or unusually heavy loads.

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
     Environmental Services
     We process and dispose of E&P waste generated by our customers. We operate seven receiving and transfer facilities located along the U.S. Gulf Coast, from Venice, Louisiana, to Corpus Christi, Texas. E&P waste is collected at the transfer facilities from drilling and production operations located offshore, onshore and within inland waters. A fleet of 48 double-skinned barges certified by the U.S. Coast Guard to transport E&P waste supports these facilities. Waste is accumulated at the transfer facilities and moved by barge through the Gulf Intracoastal Waterway to our processing and transfer facility at Port Arthur, Texas, and if not recycled, is trucked to injection disposal facilities.
     We recycle the wash water we use in our cleaning processes at our transfer facilities, which reduces the total number of waste barrels we dispose of and, therefore, reduces the volume of waste for which our customers are responsible. We also recycle a portion of the material received and deliver it to municipal landfill facilities for application as a commercial product. The remaining material is injected, after further processing, into environmentally secure geologic formations, effecting a permanent isolation of the material from the environment.
     Since 1993, we have developed and used proprietary technology to dispose of E&P waste by low-pressure injection into unique geologic structures deep underground. In December 1996, we were issued patents covering our waste processing and injection operations. Our injection technology is distinguished from conventional methods in that it utilizes very low pressure, typically less than 100 pounds per square inch (“psi”), to move the waste into the injection zone. Under a permit from the Texas Railroad Commission, we currently operate a 50-acre injection well facility in the Big Hill Field and a facility at a 400-acre site near Fannett, both located in Jefferson County, Texas. The Fannett site was placed in service in September 1995 and is our primary facility for disposing of E&P waste. We subsequently acquired several additional injection disposal sites and now have an inventory of approximately 1,250 acres of injection disposal property in Texas and Louisiana. We receive non-hazardous industrial waste principally from generators in the U.S. Gulf Coast market, including refiners, manufacturers, service companies and municipalities that produce waste that is not regulated under The Resource Conservation and Recovery Act. These non-hazardous waste streams are injected into a separate well utilizing the same low-pressure injection technology.
     Since 1994, we have been licensed to process E&P waste contaminated with naturally occurring radioactive material, or NORM. (For more information on NORM, please refer to the discussion under Environmental Regulation beginning on page 15.) We currently operate under a license that authorizes us to inject NORM directly into dedicated disposal wells at our Big Hill, Texas, facility.
     We also provide environmental services to the drilling and production industry in Canada. Primary revenue sources include on-shore drilling waste management as well as reclamation services. Much of the knowledge base associated with these Canadian services can be transferred to other markets within and outside of North America.
Raw Materials
     We believe that our sources of supply for materials and equipment used in our drilling fluids business are adequate for our needs. We are not dependent upon any one supplier. Our specialty milling company is our primary supplier of barite used in our drilling fluids business. We also obtain barite from third-party mills under contract grinding arrangements. The mills obtain raw barite ore under supply agreements from foreign sources, primarily China and India. We obtain other materials used in the drilling fluids from various third party suppliers. We have encountered no serious shortages or delays in obtaining any raw materials.
     The resins, chemicals and other materials used to manufacture composite mats are widely available.
     We acquire the majority of our hardwood needs in our mat business from our own sawmill. We obtain the hardwood logs from loggers who operate close to the mill. Logging generally is conducted during the drier weather months of July through November. During this period, inventory at the sawmill increases significantly for use throughout the remainder of the year. The availability of wooden mats from our supplier is more than adequate to meet our needs.
Patents, Licenses and Proprietary Technology
     We seek patents and licenses on new developments whenever feasible. In our drilling fluids business, we have obtained patents on several of the components utilized in our DeepDrill® and FlexDrill™ fluids systems and own the patent on the primary components and some related products. In our mat business, we also have obtained the patents to fabricate our composite mats. On December 31, 1996, we were granted a U.S. patent on our E&P waste and NORM waste processing and injection disposal system. The patent expires in 2013.
     Using proprietary technology and systems is an important aspect of our business strategy. For example, we rely on a variety of unpatented proprietary technologies and know-how in many of our businesses. We believe that our reputation in our industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements are of equal or greater competitive significance than our existing proprietary rights.
Customers
     Our customers are principally major and independent oil and gas E&P companies operating in the markets that we serve. During the year ended December 31, 2005, approximately 39% of our revenues were derived from 20 major customers. No one customer accounted for more than 10% of our consolidated revenues. Typically, we perform services either under short-term standard contracts or under longer term service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant.
     We do not derive a significant portion of our revenues from government contracts.

Competition
     We operate in several businesses where our customers have special requirements. We are a leading provider of services in these niche markets because of our distinctive offerings. In the fluids systems and engineering business, we face competition from larger public companies that compete vigorously on fluid performance and/or price. We also find smaller regional competitors competing with us mainly on price and local relationships. The markets for our mat and integrated services business are fragmented and competitive, with five or six small competitors providing various forms of wooden mat products and services. No competitors provide a product similar to our composite mat system. In our E&P waste business, we often compete with our major customers, who continually re-evaluate the decision to use internal disposal methods or a third-party disposal company, such as us. We also compete in this business with several small, independent companies who generally serve specific geographic markets.
     We believe that the principal competitive factors in our businesses are price, reputation, technical proficiency, reliability, quality, breadth of services offered and managerial experience. We believe that we compete effectively on the basis of these factors. We also believe that our competitive position benefits from our proprietary products and services. We believe our ability to provide a number of services as part of a comprehensive program enables us to price our services competitively.
Employees
     At January 31, 2006, we employed 1,732 full and part-time personnel, none of which are represented by unions. We consider our relations with our employees to be satisfactory.
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
     We carry a range of insurance coverage that we consider adequate for protecting our assets and operations. This coverage includes general liability, comprehensive property damage, workers’ compensation, business interruption and other coverage customary in our industries; however, this insurance is subject to coverage limits, and certain policies exclude coverage for damages resulting from environmental contamination. We could be materially adversely affected by a claim that is not covered or only partially covered by insurance. We have no assurance that insurance will continue to be available to us, that the possible types of liabilities that may be incurred will be covered by our insurance, that our insurance carriers will meet their obligations or that the dollar amount of any liability will not exceed our policy limits.
ITEM 1A. Risk Factors
     Please note that the “Explanatory Note” included in this filing as well as Note T, “Subsequent Events,” included in Item 8 of this filing contain information and disclosures which provide updates and modifications to the risk factors described below.
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
We derive a significant portion of our revenues from a limited number of significant customers. A loss of these customers could have an adverse effect on our future performance.
     Our customers are principally major and independent oil and gas E&P companies operating in the markets that we serve. During the year ended December 31, 2005, approximately 39% of our revenues were derived from 20 major customers. The loss of any of these customers could negatively impact our results of operations.
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

We employ borrowed funds as an integral part of our long-term capital structure. In an adverse industry cycle, we may not have sufficient cash flow from operations to meet our debt service requirements.
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
     As of December 31, 2005, we had approximately $116.8 million in costs in excess of net assets of businesses we acquired and identifiable intangible assets of $12.8 million (restated). Our estimates of the values of these assets could be reduced in the future as a result of various factors beyond our control. Any reduction in the value of these assets would reduce our reported income and reduce our total assets and stockholders’ equity in the year in which the reduction is recognized. The $116.8 million balance of goodwill represents 17.9% (restated) of our total assets and 33.7% (restated) of our total stockholders’ equity as of December 31, 2005.
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
     We believe that the demand for our principal environmental services is directly related to regulation of E&P waste. If these regulations were rescinded or relaxed, or governmental authorities failed to enforce these regulations, we could see a decrease in the demand for our services. This decrease in demand could materially affect our results of operations and financial condition. We also may be affected adversely by new regulations or changes in other applicable regulations.
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
     We hold U.S. and foreign patents for certain of our drilling fluids components and mat systems. We also hold U.S. patents on certain aspects of our system to process and dispose of E&P waste, including E&P waste that is contaminated with NORM. However, these patents are not a guarantee that we will have a meaningful advantage over our competitors, and there is a risk that others may develop systems that are substantially equivalent to those covered by our patents. If that were to happen, we would face increased competition from both a service and a pricing standpoint. In addition, costly and time-consuming litigation could be necessary to enforce and determine the scope of our patents and proprietary rights. Our business could be negatively impacted by future technological change and innovation. It is possible that future innovation could change the way companies drill for oil and gas, reduce the amount of waste that is generated from drilling activities or create new methods of disposal or new types of drilling fluids. This could reduce the competitive advantages we may derive from our patents and other proprietary technology.
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
     Our ability to expand our business or increase prices also will be affected by future technological change and innovation, which could affect our customers’ decisions to use their own methods of disposal. We also face competition in the drilling fluids market, where there are several companies larger than us that may have both lower capital costs and greater geographic coverage. Numerous smaller companies also compete against us in the drilling fluids market. These companies may have a lower total cost structure.
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
     Our current and past activities, as well as the activities of our former divisions and subsidiaries, could result in our facing substantial environmental, regulatory and other liabilities. This could include the costs of cleanup of contaminated sites and site closure obligations. These liabilities also could be imposed on the basis of one or more of the following theories:
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
     We have significant operations in Canada and areas of Europe and North Africa surrounding the Mediterranean Sea. In addition, we may seek to expand to other areas outside the United States in the future. International operations are subject to a number of risks and uncertainties, including:
•	difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties and regulations;

•	unexpected changes in regulatory environments;

•	legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers;

•	difficulties enforcing agreements and collecting receivables through foreign legal systems;

•	tax rates in foreign countries that may exceed those of the United States and foreign earnings that may be subject to withholding requirements, tariffs or other restrictions;

•	changes in international tax laws;

•	exchange controls or other limitations on international currency movements;

•	limitations by the U.S. government to prevent us from engaging in business in certain countries;

•	difficulties entering new foreign markets if there is a significant movement of E&P operations to areas of the world where we currently do not operate;

•	inability to preserve certain intellectual property rights in the foreign countries in which we operate;

•	fluctuations in foreign currency exchange rates; and

•	political and economic instability.
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
     We lease an office building in Lafayette, Louisiana, consisting of approximately 35,000 square feet, at an annual rental of approximately $381,000; the lease expires in November 2017. This building houses the administrative offices of our environmental services and mat and integrated services segments.
     We lease approximately 53,000 square feet of office space in Houston, Texas, which houses the administrative offices of our fluids systems and engineering segment and regional sales offices for our environmental services and mat sales and rental segments. The lease has an annual rent of approximately $1.2 million and expires in October 2009.
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
     We own approximately 11,000 square feet of office space in Oklahoma City, Oklahoma, which houses the administrative and sales offices of the Mid-continent operations of our fluids systems and engineering segment. We also own four warehouse facilities in Oklahoma that serve as distribution points for these operations.
     We own approximately 44,000 square feet of office and warehouse space on nine acres of land in Vatican, Louisiana, which houses the manufacturing, distribution and administrative facilities of the composite mat manufacturing operations.

     Our Port Arthur, Texas, E&P waste facility, which is used in our environmental services segment, is subject to annual rentals totaling approximately $500,000 under two separate leases. A total of six acres are under lease. One lease expires in April 2007 and the other in September 2007.
     We own two injection disposal sites used in our environmental services segment. These disposal sites are both in Jefferson County, Texas, one on 50 acres and the other on 400 acres. Fifteen wells are currently operational at these sites. In January 1997, we purchased 120 acres adjacent to one of the disposal sites, on which we have constructed a non-hazardous industrial waste injection disposal facility. We also own an additional injection facility, which includes three active injection wells on 37 acres, adjacent to our Big Hill, Texas facility.
     In October 1997, we acquired land and facilities in west Texas at Andrews, Big Springs, Plains and Fort Stockton, Texas, at which brine is extracted and sold and E&P waste is disposed in the bedded salt caverns created by the extraction process. A total of 125 acres was acquired in this transaction, which is used in our environmental services segment.
     We own 29 acres of land in the Boulder Oilfield Waste Recycling Facility near Boulder, Wyoming, which is used in our disposal activities for the Jonah-Pinedale trend.
     We lease a fleet of 48 double-skinned barges used in our environmental services segment under leases with remaining terms of from one to three years. The barges are used to transport waste to processing stations and are certified for this purpose by the U. S. Coast Guard. Annual rentals under the barge leases totaled approximately $3.9 million during 2005.
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
     In our environmental services segment, we use seven leased transfer facilities located along the Gulf Coast, at an annual total rental of $1.6 million. These leases have various expiration dates through 2008. In our fluids systems and engineering segment, we serve customers from ten leased bases located along the Gulf Coast, at an annual total rental rate of approximately $1.8 million. These leases also have various expiration dates through 2009.
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
     We have been given notice of several lawsuits subsequent to December 31, 2005 as further described in Note T included in Item 8.
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
ITEM 6. Selected Financial Data
     The selected consolidated historical financial data presented below for the five years ended December 31, 2005, are derived from our consolidated financial statements and have been restated to reflect adjustments to periods 2001 through 2005 that are further discussed in Note A, Restatement of Historical Financial Statements, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The following data should be read in conjunction with such consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below.

	Years Ended December 31,
	2005	2004	2003	2002(2)	2001
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(1)	(1)	(1)	(1)	(1)
	(In Thousands, Except Per Share Data)
Consolidated Statements of Income:
Revenues	$555,018	$433,422	$372,260	$317,860	$408,605
Cost of revenues	495,063	398,167	347,382	298,295	336,595

	59,955	35,255	24,878	19,565	72,010
General and administrative expenses	9,545	9,394	5,813	5,394	5,267
Provision for uncollectible accounts	843	800	1,000	—	—
Impairment losses	—	3,399	350	—	—
Goodwill amortization	—	—	—	—	4,861

Operating income	49,567	21,662	17,715	14,171	61,882
Foreign currency exchange (gain) loss	(521)	(301)	(831)	(170)	359
Interest and other income	(158)	(1,345)	(633)	(741)	(1,378)
Interest expense	16,155	14,797	15,251	12,286	15,438

Income before income taxes	34,091	8,511	3,928	2,796	47,463
Provision for income taxes	11,310	3,014	2,284	1,360	17,131

Net income (3)	$22,781	$5,497	$1,644	$1,436	$30,332
Less:
Preferred stock dividends and accretion	509	938	1,583	3,071	3,900
Other noncash preferred stock charges	—	—	—	1,037	—

Net income (loss) applicable to common and common equivalent shares	$22,272	$4,559	$61	$(2,672)	$26,432

Net income (loss) per common and common equivalent shares:
Basic	$0.26	$0.05	$0.00	$(0.04)	$0.38

Diluted(4)	$0.26	$0.05	$0.00	$(0.04)	$0.33

Consolidated Balance Sheet Data (at period end):
Working capital	$164,508	$144,383	$129,060	$112,002	$100,786
Total assets	651,294	587,371	572,032	538,827	520,918
Short-term debt	23,586	13,048	13,869	9,879	3,355
Long-term debt	185,933	186,286	183,600	172,049	176,954
Stockholders’ equity	346,725	319,656	310,083	301,513	292,181

Consolidated Cash Flow Data:
Net cash provided by operations	$29,096	$21,522	$7,552	$11,140	$40,919
Net cash used in investing activities	(33,829)	(14,960)	(22,043)	(17,249)	(27,047)
Net cash provided by (used in) financing activities	6,071	(4,498)	15,632	1,102	(37,613)

	Years Ended December 31,
	2005	2004	2003	2002(2)	2001
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(1)	(1)	(1)	(1)	(1)
	(In Thousands, Except Per Share Data)
Pro Forma Disclosures (5):
Net income (loss) applicable to common and common equivalent shares:
As reported	$22,272	$4,559	$61	$(2,672)	$26,432
Add goodwill amortization, net of taxes	—	—	—	—	3,847

As adjusted	$22,272	$4,559	$61	$(2,672)	$30,279

Basic income (loss) per share:
As reported	$0.26	$0.05	$0.00	$(0.04)	$0.38
Add goodwill amortization, net of taxes	—	—	—	—	0.05

As adjusted	$0.26	$0.05	$0.00	$(0.04)	$0.43

Diluted income (loss) per share:
As reported	$0.26	$0.05	$0.00	$(0.04)	$0.33
Add goodwill amortization, net of taxes	—	—	—	—	0.05

As adjusted	$0.26	$0.05	$0.00	$(0.04)	$0.38

EBITDA (6):
Net income	$22,781	$5,497	$1,644	$1,436	$30,332
Less: preferred stock dividends paid in cash	(375)	(675)	—	(106)	(675)
Add:
Interest expense	16,155	14,797	15,251	12,286	15,438
Income taxes	11,310	3,014	2,284	1,360	17,131
Stock-based compensation expense	741	587	1,096	2,030	3,341
Depreciation and amortization	24,481	19,755	20,425	20,800	26,354

EBITDA	$75,093	$42,975	$40,700	$37,806	$91,921

(1)	See Note A, Restatement of Historical Financial Statements, to the accompanying consolidated financial statements for a discussion of the restatement.

(2)	Fiscal year 2002 includes the effects of the acquisition of AVA S.p.A., which was accounted for by the purchase method of accounting. The results for AVA since the May 2002 acquisition date are included in the results for the fluids systems and engineering segment.

(3)	The impact of the restatement on net income (in thousands) for the year ended December 31, was as follows:

	2005	2004	2003	2002	2001
As previously reported	$22,139	$4,956	$2,077	$4,621	$31,906
Effects of restatement	642	541	(433)	(3,185)	(1,574)

As restated	$22,781	$5,497	$1,644	$1,436	$30,332

(4)	The impact of the restatement on diluted income per common and common equivalent shares for the year ended December 31 was as follows:

	2005	2004	2003	2002	2001
As previously reported	$0.25	$0.05	$0.01	$0.01	$0.37
Effects of restatement	0.01	0.00	(0.01)	(0.05)	(0.04)

As restated	$0.26	$0.05	$0.00	$(0.04)	$0.33

(5)	On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142, among other requirements, provides that goodwill not be amortized in any circumstance. This table reconciles our net income and earnings per share as reported to the amounts that would have been reported had FAS 142 been adopted as of January 1, 2001.
(6)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is considered by management to be an important financial performance measure since it is used by some of our investors, particularly those who invest in our Senior Subordinated Notes. This table reflects the calculation of EBITDA. Calculations of EBITDA should not be viewed as a substitute for calculations under generally accepted accounting principles, including cash flows from operations, operating income, income from continuing operations and net income. In addition, EBITDA calculations by one company may not be comparable to EBITDA calculations made by another company.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report.
Restatement of Previously Issued Financial Statements
     As discussed more fully in Note A, Restatement of Historical Financial Statements, in Item 8 of this Form 10-K/A, we have restated our previously issued consolidated financial statements for years 2001 through 2005. This discussion and analysis should be read in conjunction with the restated consolidated financial statements and notes appearing in Item 8 of this Form 10-K/A.
Operating Environment and Recent Developments
     Our operating results depend in large measure on oil and gas drilling activity levels in the markets we serve, as well as on the depth of drilling, which governs the revenue potential of each well. Most of these activities are exposed to weather conditions in each region. The activity levels, in turn, depend on oil and gas commodities pricing, inventory levels and product demand. Rig count data is the most widely accepted indicator of drilling activity. Key average rig count data for the last five years ended December 31 is listed in the following table:

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
     The recent increase in intense hurricane activity in the Gulf of Mexico had a significant impact on Gulf Coast revenues in the third and fourth quarters of 2005 and, to a lesser extent, in the third quarter of 2004. In the third quarter of 2005, all of our Gulf Coast operations were impacted by severe weather and several of our drilling systems and engineering and environmental services facilities sustained significant damage as a result of Hurricanes Katrina and Rita. These facilities were primarily located in Venice and Cameron, Louisiana. All facilities were capable of operating as of December 31, 2005. We anticipate that we will see more activity in the offshore market in the first quarter of 2006 as customers return to more normal operating patterns.
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
Fluids Systems and Engineering. We continue to develop a position in the drilling fluids market by expanding our customer base, drawing upon increasing acceptance of our proprietary DeepDrill® and FlexDrill™ technologies. We also have deployed our NewPhaseTM product, originally a component of our water-based product line, which we now use to enhance high performance invert emulsion fluid systems tailored to the drilling problems created by the reactive shale strata encountered in the Mid-Continent and Rocky Mountain regions. We believe that certain of these new products improve the economics of the drilling process and will make it easier for our customers to comply with increasingly strict environmental regulations affecting their drilling operations. Based on customer acceptance of our technology and service capability, we anticipate introducing these products and services in other foreign markets. We recently announced the execution of a memorandum of understanding to form a new company that will provide drilling fluids products and services in Brazil, in partnership with a well-established Brazilian company.
     During 2004, our product costs increased across most of the U.S. markets that we serve. Specifically, in the second half of 2004, the ocean freight cost to ship barite from our foreign suppliers increased significantly. In 2005, raw material, personnel and fuel costs have risen significantly. These cost increases have been partially offset by price increases to our customers during 2005. We are continuing to increase prices to our customers to keep pace with cost increases as contracts are negotiated or renewed.
Mat and Integrated Services. During 2005, pricing for mat installation and re-rentals in the U.S. oilfield market improved slightly. We believe that prices should continue to improve and expect some increase in volume of mats installed beginning in 2006 as funds are allocated to new drilling projects.
     We continue to develop the worldwide market for our Dura-Base™ composite mat system. Our marketing efforts for this product remain focused in eight principal markets, including Canada, Alaska and the Arctic, Russia, the Middle East, South America, Mexico, Indonesia, and the United States.
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
     We recently completed the acquisition of the third-party ownership in our Dura-Base™ mat manufacturing facility and restarted production at that facility in August 2005. We now are implementing several improvements to that product family based on our experience with rental and sales of this product.
Environmental Services. Absent the impact of the major hurricanes in the third quarter of 2005, we had experienced an increase in Gulf Coast market activity, principally associated with the inland barge market. We believe that the damage from the recent hurricanes to the service infrastructure, docks and rig fleet in the Gulf Coast market will negatively impact Environmental Services revenues until all available rigs and related service infrastructure are back in service in 2006.
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
     During the first quarter of 2005, NEWS took delivery of its first water treatment system, which was installed at our Boulder, Wyoming, facility, originally opened in 2003. The facility was intended to service customers in the Jonah and Pinedale fields. During the start-up and testing phase of the operating plan, we produced treated water meeting the discharge requirements of our permit and, as a result we accelerated plans to increase the plant’s throughput capacity.
     NEWS was also awarded a contract for processing produced water from coal bed methane production near Gillette, Wyoming. We completed a 20,000 barrel per day capacity facility at that location and were testing the facility at December 31, 2005. In addition, two testing and demonstration plants have been transported to the Canadian market and are expected to begin testing in March 2006 in the Fort McMurray Oil Sands market. Subsequent to this time, in August 2006, our management with the approval of the Executive Committee of our Board of Directors made the decision to shut down the operations of NEWS and to dispose or redeploy all of the assets used in connection with its operations. The reasons for this decision included the following:
▪	Our conclusion that a satisfactory agreement with the owners of the technology could not be reached;

▪	Receipt of a report by outside consultants regarding the water treatment market and the proprietary technology;

▪	Difficulty in utilizing the proprietary technology on a consistently reliable basis;

▪	Losses incurred by NEWS to date; and

▪	The prospect that the business will incur substantial future losses due to the inability to re-negotiate a disposal contract for the Gillette, Wyoming facility and the receipt of waste streams that are more costly to process.

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
Results of Operations
     Summarized financial information concerning our reportable segments is shown in the following table (dollars in thousands):

				2005 vs. 2004		2004 vs. 2003
	Years ended December 31,			(Restated)		(Restated)
	2005	2004	2003	$	%	$	%
	(Restated)	(Restated)	(Restated)
Revenues by segment:
Fluids systems and engineering	$384,208	$272,937	$215,491	$111,271	41%	$57,446	27%
Mat and integrated services	109,525	96,008	87,961	13,517	14	8,047	9
Environmental services	61,285	64,477	68,808	(3,192)	(5)	(4,331)	(6)

Total	$555,018	$433,422	$372,260	$121,596	28	$61,162	16

Segment operating income:
Fluids systems and engineering	$40,589	$21,524	$11,563	$19,065	89	$9,961	86
Mat and integrated services	13,054	5,618	437	7,436	132	5,181	NM
Environmental services	6,312	8,113	12,878	(1,801)	(22)	(4,765)	(37)

Total segment operating income	59,955	35,255	24,878	24,700	70	10,377	42
General and administrative expenses	9,545	9,394	5,813	151	2	3,581	62
Provision for uncollectible accounts	843	800	1,000	43	5	(200)	(20)
Impairment losses	—	3,399	350	(3,399)	(100)	3,049	871

Total operating income	$49,567	$21,662	$17,715	$27,905	129%	$3,947	22%

Figures shown above are net of intersegment transfers.
See Note A, Restatement of Historical Financial Statements to the consolidated financial statements for a discussion of the restatement.
NM-Not meaningful

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Fluids Systems and Engineering
Revenues
     Total revenue by region for this segment was as follows for 2005 and 2004 (dollars in millions):

			2005 vs. 2004
			(Restated)
	2005	2004	$	%
	(Restated)
Gulf Coast	$156.6	$108.9	$47.7	44%
U.S. Central	131.6	102.4	29.2	29
Other	23.3	9.1	14.2	156

Total U.S.	311.5	220.4	91.1	41
Canada	32.4	18.5	13.9	75
Mediterranean	40.3	34.0	6.3	19

Total	$384.2	$272.9	$111.3	41

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
     Revenues in the U.S. Central region for 2005 were 29% (restated) higher than in the prior year on higher pricing and increased market share. In the U.S. Central region we serviced an average of 118 rigs in 2005, compared to 101 in 2004, an increase of 17%. The average number of rigs operating in this region increased 12% from 470 rigs in 2004 to 528 in 2005. The difference between the increase in the number of rigs we serviced in this region and the number of rigs active in the region reflects our market penetration.
     The other U.S. market for this segment is principally associated with wholesale sales of barite and industrial minerals which more than doubled during 2005, compared to 2004, due to the shortage of barite supplies in many U.S. markets.
     Revenues in the Canadian market increased 75% during 2005, compared to 2004, which included increased activity due to the introduction of our New-100 oil-based drilling fluid system in the western Canadian market as well as increases in rig activity and the introduction of new drilling fluid systems.
     Revenues in the Mediterranean market increased 19% during 2005, compared to 2004, principally related to increased market penetration in the North African locations that we service.
Operating Income
     Operating income for this segment increased $19.1 million (restated) in 2005 on a $111.3 million (restated) increase in revenues, compared to 2004. The operating margin for this segment in

2005 was 10.6% (restated), compared to 7.9% (restated) in 2004. The increase in operating margin was principally attributable to recent price increases and the operating leverage of this segment. The increase in operating margin was partially offset by increased barite costs that have not been fully recovered through price increases to our customers during 2005. More favorable transportation arrangements have helped to stabilize barite costs. Recent price increases should help recover the remainder of these cost increases.
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

Operating Income
     Mat and integrated services operating income improved $7.4 million (restated) in 2005 on a $13.5 million increase in revenues, compared to 2004. The significant increase in operating income reflects the benefit of cost reductions which began in 2004, higher margin mat sales and the impact of improvement in pricing for our oilfield mat rental market.
Environmental Services
Revenues
     Total revenue for this segment consists of the following for 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

E&P Waste Gulf Coast	$40.6	$39.8	$0.8	2
E&P Waste — Other Markets	14.3	18.6	(4.3)	(23)
NORM	3.5	3.2	0.3	9
Industrial	2.9	2.9	—	—

Total	$61.3	$64.5	$(3.2)	(5)

     E&P waste Gulf Coast revenues increased $800,000, or 2%, on a 10% increase in average revenue per barrel offset in part by a 5% decline in waste volumes received. The average revenue per barrel in the Gulf Coast market increased to $12.96, compared to an average of $11.82 in 2004. During 2005, we received 3,070,000 barrels of E&P waste in the Gulf Coast market, compared to 3,226,000 barrels in the comparable period in 2004. The decline in volumes received, in spite of the increase in Gulf Coast rig activity, includes the effect of temporary recycling process volume limitations affecting the first quarter of 2005. During this time, we lost some market share. With the process changes in place, we are back to full capacity, and we expect to see an increase in waste volumes received in this market, once activity returns to pre-storm levels.
     The increase in Gulf Coast revenues was more than offset by lower revenues from the Wyoming and western Canadian market as resources and management focus were reallocated to development of the new water treatment business. Beginning in mid-2005, we added additional management resources in the western Canadian market and in the fourth quarter revenues and operating income began to improve.
Operating Income
     Environmental services operating income declined $1.8 million in 2005 on a $3.2 million decrease in revenues, compared to 2004. The decline in operating income also reflects the impact of start-up costs for the water treatment operation absorbed in the segment during the period. These start-up costs totaled approximately $800,000.
General and Administrative Expense
     General and administrative expense increased $151,000 (restated) to approximately $9.5 million in 2005, compared to the same period in 2004. General and administrative expenses as a percentage of revenues were 1.7% in 2005, compared to 2.2% in 2004.

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
Provision for Income Taxes
     For 2005, we recorded an income tax provision of $11.3 million (restated), reflecting an income tax rate of 33.2% (restated). For 2004, we recorded an income tax provision of $3.0 million (restated), reflecting an income tax rate of 35.4% (restated). The lower effective rate in 2005 reflects the favorable impact of changes in estimates, including estimated tax reserves, totaling approximately $1.6 million. These changes in estimates relate to final Canadian tax audits.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Fluids Systems and Engineering
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
     Revenues in the Canadian market declined 29% during 2004, as compared to 2003, due to a reduction in services provided to a major customer, while average rig activity in the Canadian market remained relatively stable period to period. In addition, our principal market areas within Canada experienced extreme weather-related declines as compared to the prior year and as compared to other areas in the Canadian market as a whole.
     Revenues in the Mediterranean market declined 7% during 2004, as compared to 2003. This year over year decline in revenue is principally related to the effect of a decline in the U.S. dollar on Euro denominated contracts and the completion of several contracts. Beginning in 2004, we focused on improving margins for these operations rather than increasing revenues.
Operating Income
     Operating income for this segment increased $10.0 million (restated) in 2004 on a $57.4 million increase in revenues as compared to 2003. The operating margin for this segment in 2004 was 7.9% (restated) as compared to 5.4% (restated) in 2003. The increase in operating margin was primarily attributable to operating leverage related to the significant growth in the U.S. central region. Partially offsetting the impact of revenue growth in this region was the decline in Canadian revenue related to severe weather conditions in the second quarter of 2004.
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
Mat and Integrated Services
Revenues
     Total revenue for this segment consists of the following for 2004 and 2003 (dollars in millions):

			2004 vs. 2003
			(Restated)
	2004	2003	$	%
		(Restated)
Installation	$15.9	$15.5	$0.4	3%
Re-rental	6.4	8.6	(2.2)	(26)

Total U.S. oilfield mat rental	22.3	24.1	(1.8)	(7)
Non-oilfield mat rentals	4.7	1.6	3.1	193
Integrated services and other	44.2	44.6	(0.4)	(1)
Canadian operations	5.1	9.3	(4.2)	(45)
Composite mat sales	19.7	8.4	11.3	135

Total	$96.0	$88.0	$8.0	9

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
     During 2004, we recognized approximately $19.7 million in composite mat sales. During this period we sold approximately 15,600 Dura-Base® composite mats, resulting in $19.1 million in revenues, and we sold approximately 4,500 Bravo™ composite mats, resulting in approximately $600,000 in revenues. During 2003, we recognized approximately $8.4 million in composite mat sales. During this period we sold approximately 4,900 Dura-Base® composite mats, resulting in $8.7 million in revenues, and we sold approximately 4,200 Bravo™ composite mats, resulting in approximately $600,000 in revenues.
     Integrated services and other revenues, our lowest-margin business unit for this segment, includes a comprehensive range of environmental services necessary for our customers’ oil and gas E&P activities. These revenues also include the operations of our sawmill in Batson, Texas.
Operating Income
     Mat and integrated services operating income increased $5.2 million (restated) in 2004 on an $8.0 million (restated) increase in revenues as compared to 2003. Most of the increase in operating income was attributable to the significant increase in composite mat sales in 2004, which have higher margins than other products and services in this segment. In addition, the fourth quarter of 2004 benefited from cost reduction efforts principally related to resizing our rental fleet, reductions in infrastructure, and other services and related payroll reductions.

Environmental Services
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
Operating Income
          Environmental services operating income declined $4.8 million (restated) in 2004 on a $4.3 million decline in revenues as compared to 2003. Contribution increases from other markets did not fully offset the volume-related decline in the premium-priced Gulf Coast oilfield market, which was partially due to significant tropical weather in the third quarter of 2004. In addition, fuel and transportation expenses increased significantly beginning in the second quarter of 2004 as compared to the prior year. These increases were not fully offset by price increases by the end of 2004.
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
          The impairment loss in 2003 related to our evaluation of the net realizable value of assets at our old barite grinding facilities in Channelview, Texas that will be completely abandoned after the relocation of these facilities is completed in 2005. The underlying assets were included in the assets of the Fluids Systems and Engineering segment.
Foreign Currency Exchange Gains
          Net foreign currency gains totaled $301,000 in 2004 as compared to $831,000 in 2003. The principal components of foreign currency gains in the prior year were realized and unrealized gains on short-term intercompany payable balances of our Canadian operations due to the significant decline in the U.S. dollar against the Canadian dollar in 2003. These intercompany balances are denominated in U.S. dollars. In 2004, the net foreign currency gains also were associated with weakening of the U.S. dollar against the Canadian dollar and the associated impact on these same intercompany balances.
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
Provision for Income Taxes
          For 2004, we recorded an income tax provision of $3.0 million (restated), reflecting an income tax rate of 35.4% (restated). For 2003, we recorded an income tax provision of $2.3 million (restated), reflecting an income tax rate of 58.1% (restated). The 2003 effective tax rate reflected a higher mix of foreign income, which is taxed at higher rates than domestic income, and from the level of non-deductible business expenses in relation to low pretax income.

Liquidity and Capital Resources
          Our working capital position was as follows as of December 31:

	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Working Capital (000s)	$164,508	$144,383	$129,060
Current Ratio	2.47	2.82	2.68
          During 2005, our working capital position increased by $20.1 million (restated). Net trade accounts receivable increased $36.6 million (restated) as of December 31, 2005, as compared to December 31, 2004. Annualized revenues as of the fourth quarter of 2005 were $581 million (restated), as compared to $455 million as of the fourth quarter of 2004. For the fourth quarter of 2005, days sales in receivables increased by 5 days to 86 days, from 81 days in the fourth quarter of 2004. The increase in receivable days is considered temporary and we believe may be due to disruptions in mail services related to Hurricanes Katrina and Rita.
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
          Cash generated from operations during 2005 totaled $29.1 million (restated). This cash, along with increased borrowings of $13.6 million and proceeds from option exercises of $6.1 million, was used principally to fund net capital expenditures and investments of $35.2 million (restated). Capital expenditures within our established business segments totaled $24.6 million (restated), compared to $24.5 million (restated) in depreciation and amortization. We also invested $11.2 million in 2005 for acquisition of the first two water treatment systems and construction of related facilities. We anticipate that, except for acquisition costs of the water treatment systems and related facilities, the 2006 capital expenditures will approximate annual depreciation and that we will fund capital expenditures with cash generated from operations.
          Our long term capitalization was as follows as of December 31:

	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Long-term debt (excluding current maturities):
Senior subordinated notes	$125,000	$125,000	$125,000
Credit facility	38,573	39,633	52,500
Barite facilities financing	11,875	13,229	—
Loma financing	2,638	—	—
Other, primarily mat financing	7,847	8,424	6,100

Total long-term debt	185,933	186,286	183,600
Stockholders’ equity	346,725	319,656	310,083

Total capitalization	$532,658	$505,942	$493,683

Long-term debt to long-term capitalization	34.9%	36.8%	37.2%

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

Current assets, net of cash acquired	$467
Property, plant and equipment	15,660
Intangible assets – patents (10 - 18 year lives)	4,642
Accrued liabilities	(21)
Current and long-term debt	(6,166)
Deferred tax liability	(37)
Notes and other receivables	(567)
Other assets	(13,097)

Cash purchase price, net of cash acquired	$881

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

          A summary of our outstanding contractual and other obligations and commitments at December 31, 2005 is as follows (in millions):

	Payments Due By Period
		Less Than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years

Long-term debt and capital leases	$198.6	$12.7	$175.7	$10.2	$—
Foreign bank lines of credit	10.9	10.9	—	—	—
Interest on debt obligations	30.1	15.8	13.9	0.4	—
Operating leases	34.6	11.2	15.1	4.8	3.5
Trade accounts payable and accrued liabilities reflected in balance sheet (restated)	88.1	88.1
Purchase commitments, not accrued (1)	9.5	9.5	—	—	—
Other long-term liabilities reflected in balance sheet	2.7	—	2.7	—	—
Performance bond obligations	9.6	—	—	—	9.6
Standby letter of credit commitments not included elsewhere	1.4	1.4	—	—	—

Total contractual obligations (restated)	$385.5	$149.6	$207.4	$15.4	$13.1

(1)	Includes purchase order commitments for inventory (including $5.2 million secured by standby letters of credit) not received as of December 31, 2005.
          We anticipate that the obligations and commitments listed above that are due in less than one year will be paid from operating cash flows.
Critical Accounting Policies and Estimates
          Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, which requires us to make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments related to uncollectible accounts and notes receivable, inventory, customer returns, impairments of long-lived assets, including goodwill and other intangibles and our valuation allowance for deferred tax assets. Note B to the consolidated financial statements contains the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.
          We believe the critical accounting policies described below affect our more significant judgments and estimates used in preparing our consolidated financial statements.
Revenue Recognition
          The fluids systems and engineering segment recognizes sack and bulk material additive revenues upon shipment of materials. Formulated liquid systems revenues are recognized when utilized or lost downhole while drilling. A return reserve is booked to estimate potential product returns. Engineering and related services are provided to customers at agreed upon hourly or daily rates, and revenues are recognized when the services are performed.
          For the environmental services segment, revenues are recognized when we take title to the waste, which is upon receipt of the waste at our facility. All costs related to the transporting and disposing of the waste received are accrued when that revenue is recognized.

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
Inventory
          Reserves for inventory obsolescence are determined based on fair value of the inventory using factors such as our historical usage of inventory on-hand, future expectations related to our customers needs, market conditions and the development of new products. We have recently developed several new products, including our DeepDrill® family of products and our Dura-BaseTM and BravoTM composite plastic mat systems. Our inability to obtain market acceptance of these products, changes in oil and gas drilling activity and the development of new technologies associated with the drilling industry could require additional allowances to reduce the value of inventory to the lower of its cost or net realizable value.
Impairments
          Our consolidated balance sheet as of December 31, 2005 includes goowill and other intangible assets, net of amortization, totalling approximately $129.7 million (restated). This amount has principally been recorded as a result of business combinations. In addition, our consolidated balance sheet as of December 31, 2005 includes property, plant and equipment, net of accumulated depreciation, of approximately $238.4 million (restated). In assessing the recoverability of our goodwill, intangible assets and property, plant and equipment, we must make assumptions regarding estimated future cash flows and other factors to determine the value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges not previously recorded for these assets.
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
Income Taxes
          We have net deferred tax assets of $12.0 million (restated) at December 31, 2005. We provide for deferred taxes in accordance with FAS 109, “Accounting for Income Taxes.” Under FAS 109, a valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2005, we had recorded a valuation allowance for all state NOLs and for NOLs generated during start up operations of our Mexican joint venture. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period this determination was made.
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
          As permitted by FAS 123, through December 31, 2005, we have accounted for stock-based compensation using Accounting Principles Board (“APB”) 25’s intrinsic value method and, as such, only recognized compensation cost for our stock option plans when the exercise price of the stock option granted was less than the fair value of the underlying common stock at the date of grant. Accordingly, the adoption of FAS 123(R) will likely have a material impact on our results of operations. However, the ultimate impact of adoption of FAS 123(R) cannot be predicted because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123(R) in prior periods, the impact would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note B to our consolidated financial statements under the heading Stock-Based Compensation.
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
Fair Value of Financial Instruments
          The fair value of cash and cash equivalents, net accounts receivable, accounts payable and variable rate debt approximated book value at December 31, 2005. The fair value of the Notes totaled $124.5 million at December 31, 2005. The fair value of the Notes has been estimated based on quotes from the lead broker.

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
As discussed in Note A to the consolidated financial statements, the consolidated financial statements have been restated.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Newpark Resources, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 7, 2006 expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Ernst & Young LLP
New Orleans, Louisiana
October 7, 2006

Newpark Resources, Inc.
Consolidated Balance Sheets
December 31,

	2005	2004
(In thousands, except share data)	(Restated)	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$7,989	$7,022
Trade accounts receivable, less allowance of $804 and $3,260 at December 31, 2005 and 2004, respectively	137,174	100,587
Notes and other receivables	12,623	6,265
Inventories	88,731	84,044
Deferred tax asset	16,231	12,501
Prepaid expenses and other current assets	13,448	13,275

Total current assets	276,196	223,694

Property, plant and equipment, at cost, net of accumulated depreciation	238,409	208,789
Goodwill	116,841	117,414
Deferred tax asset	—	9,581
Other intangible assets, net of accumulated amortization	12,809	9,770
Other assets	7,039	18,123

	$651,294	$587,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Foreign bank lines of credit	$10,890	$8,017
Current maturities of long-term debt	12,696	5,031
Accounts payable	47,371	38,822
Accrued liabilities	40,731	27,441

Total current liabilities	111,688	79,311

Long-term debt, less current portion	185,933	186,286
Deferred tax liability	4,211	—
Other noncurrent liabilities	2,737	2,118

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none and 80,000 shares outstanding at December 31, 2005 and 2004, respectively	—	20,000
Common Stock, $0.01 par value, 100,000,000 shares authorized, 88,436,112 and 84,021,351 shares outstanding at December 31, 2005 and 2004, respectively	884	840
Paid-in capital	436,636	411,537
Unearned restricted stock compensation	(235)	(472)
Accumulated other comprehensive income	7,616	8,199
Retained deficit	(98,176)	(120,448)

Total stockholders’ equity	346,725	319,656

	$651,294	$587,371

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Income
Year Ended December 31,

	2005	2004	2003
(In thousands, except share data)	(Restated)	(Restated)	(Restated)

Revenues	$555,018	$433,422	$372,260

Cost of revenues	495,063	398,167	347,382

	59,955	35,255	24,878

General and administrative expenses	9,545	9,394	5,813
Provision for uncollectible accounts	843	800	1,000
Impairment losses	—	3,399	350

Operating income	49,567	21,662	17,715

Foreign currency exchange gain	(521)	(301)	(831)
Interest and other income	(158)	(1,345)	(633)
Interest expense	16,155	14,797	15,251

Income before income taxes	34,091	8,511	3,928
Provision for income taxes	11,310	3,014	2,284

Net income	22,781	5,497	1,644
Less: Preferred stock dividends and accretion	509	938	1,583

Net income applicable to common and common equivalent shares	$22,272	$4,559	$61

Income per common and common equivalent share:
Basic	$0.26	$0.05	$0.00

Diluted	$0.26	$0.05	$0.00

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income
Year Ended December 31,

	2005	2004	2003
(In thousands)	(Restated)	(Restated)	(Restated)

Net income	$22,781	$5,497	$1,644

Other comprehensive income (loss):
Foreign currency translation adjustments	(583)	3,166	5,897

Comprehensive income	$22,198	$8,663	$7,541

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Stockholders’ Equity
Year Ended December 31,

					Accumulated
				Unearned	Other Compre-
	Preferred	Common	Paid-In	Restricted	hensive	Retained
(In thousands)	Stock	Stock	Capital	Stock	Income	Deficit	Total

			(Restated)			(Restated)	(Restated)

Balance at January 1, 2003	$41,875	$777	$376,278	$(281)	$(864)	$(112,362)	$305,423
Beginning balance adjustment (1)			8,796			(12,706)	(3,910)

Balance at January 1, 2003 (restated)	41,875	777	385,074	(281)	(864)	(125,068)	301,513
Employee stock options and ESPP	—	—	303	—	—	—	303
Stock option compensation expense	—	—	818	—	—	—	818
Net income tax effect of exercised/ forfeited/expired employee stock options	—	—	(353)	—	—	—	(353)
Amortization of restricted stock	—	—	—	277	—	—	277
Issuances of restricted stock	—	2	881	(883)	—	—	—
Cancellations of restricted stock	—	—	(100)	84	—	—	(16)
Foreign currency translation	—	—	—	—	5,897	—	5,897
Preferred stock dividends	—	4	1,579	—	—	(1,583)	—
Conversion of Series C preferred stock	(11,875)	28	11,847	—	—	—	—
Net income	—	—	—	—	—	1,644	1,644

Balance at December 31, 2003	30,000	811	400,049	(803)	5,033	(125,007)	310,083
Employee stock options and ESPP	—	2	1,061	—	—	—	1,063
Stock option compensation expense	—	—	256	—	—	—	256
Net income tax effect of exercised/ forfeited/expired employee stock options	—	—	(146)	—	—	—	(146)
Amortization of restricted stock	—	—	—	331	—	—	331
Foreign currency translation	—	—	—	—	3,166	—	3,166
Preferred stock dividends	—	1	343	—	—	(938)	(594)
Conversion of Series C preferred stock	(10,000)	26	9,974	—	—	—	—
Net income	—	—	—	—	—	5,497	5,497

Balance at December 31, 2004	20,000	840	411,537	(472)	8,199	(120,448)	319,656
Employee stock options and ESPP	—	10	5,189	—	—	—	5,199
Stock option compensation expense	—	—	203	—	—	—	203
Net income tax effect of exercised/ forfeited/expired employee stock options	—	—	(393)	—	—	—	(393)
Amortization of restricted stock	—	—	—	237	—	—	237
Foreign currency translation	—	—	—	—	(583)	—	(583)
Preferred stock dividends	—	—	134	—	—	(509)	(375)
Conversion of Series C preferred stock	(20,000)	34	19,966	—	—	—	—
Net income	—	—	—	—	—	22,781	22,781

Balance at December 31, 2005	$—	$884	$436,636	$(235)	$7,616	$(98,176)	$346,725

(1)	See footnote A, Restatement of Historical Financial Statements
See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
Year Ended December 31,

	2005	2004	2003
(In thousands)	(Restated)	(Restated)	(Restated)

Cash flows from operating activities:
Net income	$22,781	$5,497	$1,644
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	22,341	18,106	18,765
Amortization	2,140	1,649	1,660
Stock-based compensation expense	741	587	1,095
Provision for deferred income taxes	10,509	3,705	350
Provision for doubtful accounts	843	800	1,000
(Gain) loss on sale of assets	(1,383)	(78)	249
Impairment losses	—	3,399	350
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in restricted cash	—	8,029	(8,029)
Increase in accounts and notes receivable	(41,330)	(7,886)	(978)
Increase in inventories	(4,763)	(10,307)	(21,550)
(Increase) decrease in other assets	(4,649)	(2,400)	3,728
Increase (decrease) in accounts payable	8,093	(1,329)	5,128
Increase in accrued liabilities and other	13,773	1,750	4,140

Net cash provided by operations	29,096	21,522	7,552

Cash flows from investing activities:
Capital expenditures	(35,784)	(21,683)	(22,726)
Proceeds from sale of property, plant and equipment	1,471	395	683
Insurance proceeds from property, plant and equipment claim	1,365	—	—
Acquisitions, net of cash acquired	(881)	—	—
Payment received on former shipyard operation note receivable	—	6,328	—

Net cash used in investing activities	(33,829)	(14,960)	(22,043)

Cash flows from financing activities:
Net borrowings (payments) on lines of credit	8,969	(15,442)	19,097
Principal payments on notes payable and long-term debt	(13,242)	(5,049)	(3,768)
Long-term borrowings	4,664	15,558	—
Proceeds from exercise of stock options and ESPP	5,199	1,028	303
Tax benefit from exercise of stock options	856	82	—
Preferred stock dividends paid in cash	(375)	(675)	—

Net cash provided by (used in) financing activities	6,071	(4,498)	15,632

Effect of exchange rate changes	(371)	266	826

Net increase in cash and cash equivalents	967	2,330	1,967

Cash and cash equivalents at beginning of year	7,022	4,692	2,725

Cash and cash equivalents at end of year	$7,989	$7,022	$4,692

See Accompanying Notes to Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Restatement of Historical Financial Statements
          In early April 2006, the internal auditor of Newpark Resources, Inc. (the “Company”) advised the Audit Committee of the Company’s Board of Directors that he had concerns regarding the propriety of several vendor invoices in the aggregate amount of approximately $1.75 million. This amount had been paid in the latter part of calendar 2005 by one of the Company’s subsidiaries, Soloco, Inc., to a third-party with whom Soloco had a long-term commercial relationship (the “Third Party”). The internal auditor advised the Audit Committee that Soloco could not substantiate the Third Party’s delivery of the property to which the invoices pertained. Separately, the newly appointed Chief Executive Officer of the Company conducted several preliminary interviews resulting in what appeared to confirm the internal auditor’s concerns. The Audit Committee determined it was appropriate to engage outside independent counsel to conduct an investigation of the circumstances related to these invoices. As directed by the Audit Committee, the investigation focused initially on whether Soloco improperly paid these and other invoices and if so whether the payments had been made unknowingly or intentionally. The Audit Committee also asked the special investigation team (comprised of outside special counsel, an investigative firm and a forensic accounting group retained by special counsel) to determine whether there was credible evidence suggesting that any members of the Company’s management group had had prior knowledge of or participated in the processing, approval or payment of the invoices. Finally, the Audit Committee asked outside special counsel to review any other material financial transactions between Soloco and the Third Party or other vendors, to determine whether the financial statements also had failed to properly reflect those transactions or whether those transactions had been on commercial terms that were not at arm’s-length.
          During the course of the next several months, outside counsel and the remainder of the investigative team conducted a thorough investigation of these matters. The team conducted extensive interviews of employees and others potentially involved in or potentially having material information related to the matters under investigation. During the investigation, the team concluded that a number of transactions between Soloco and the Third Party lacked substantial commercial and economic substance. The Audit Committee agreed. Accordingly, it was determined that these transactions had not been properly recorded in the consolidated financial statements for those periods in which the transactions were conducted and, in certain instances, in subsequent periods as well, since the value assigned to the initial transactions were initially recorded as assets and amortized to operations in subsequent accounting periods. These transactions can be summarized as follows:
•	Soloco purchased licenses in 1994 ($1.8 million), 1996 ($4.5 million) and 2002 ($1.8 million) for the exclusive rights to use, distribute and sell the Third Party’s products (at first, domestic distribution rights and later, international distribution rights). At the date it acquired those rights, the Company capitalized these intangible assets and assigned estimated useful lives to amortize the related costs over the duration of the license agreements. However, the investigative team found credible evidence that the amortization periods assigned to the 1994 and 1996 licenses exceeded the duration of the licenses’ underlying patents. Accordingly, the amortization period has been corrected to correspond to the expiration in 2001 of the underlying patents. With respect to the 2002 license, the investigative team found credible evidence that this transaction lacked substantial commercial and economic substance. Accordingly, the Company has concluded that previously capitalized costs should not have been capitalized. These costs have now been written off as of 2002. In addition, amortization charges originally charged to operations for those rights have been reversed in the restated consolidated financial statements.

•	Soloco entered into purported credit sale transactions with the Third Party at various times in 2002 and 2003. The investigative team found credible evidence that, in certain instances, the product was never shipped or was subject to repurchase, and therefore, did not meet the criteria to record a sale. Accordingly, revenue of $900,000 in 2003 and $3.3 million in 2002 should not have been recognized. Those amounts have been reversed in the restated consolidated financial statements.

•	Soloco and the Third Party entered into numerous other transactions and the investigative team found credible evidence that these transactions lacked commercial and economic substance. These transactions included:
o	Soloco sold certain products located in Venezuela in 2000 to the Third Party and recorded a promissory note receivable for $2.4 million.

o	Soloco paid $1.6 million to the Third Party in 2004 to reacquire certain distribution rights in South America and the related costs were capitalized and amortized over the estimated useful life of the rights.

o	Soloco made payments to the Third Party for the purchase of certain products from the Third Party in 2004 ($1.8 million) and 2005 ($2.0 million), which it accounted for as fixed assets to be depreciated over their estimated useful lives. Soloco also made payments to the Third Party for the purchase of other products, which were expensed in the period that they were made, totaling $700,000 in 2004 and $500,000 in 2005. The investigative team also provided evidence that these assets and other products (collectively the “Purported Purchases”) were not received by Soloco. The investigative team found additional evidence that the payments for the above mentioned South American distribution rights and the Purported Purchases appeared to be the source of the collections received in 2004 and 2005 on the credit sale transactions and the Venezuelan note described above.
          The Company has restated the financial statements to reverse the effects of these non-substantive cash transactions.
          Following the initiation of the investigation in April 2006, the Third Party delivered property to the Company totaling $1.8 million.
          In the meantime, given the recent focus by the Securities and Exchange Commission and the financial markets on the timing and pricing of stock option grants, the Audit Committee instructed special counsel to review the Company’s practices in granting stock options. The investigation revealed that a substantial number of the Company’s stock options granted between 1998 and 2003 had been dated and priced in a manner inconsistent with the terms of the stock option plan.
          The terms of the plan required issuance and pricing of the options as of the date that the Compensation Committee took action to approve their issuance, while in many instances, the options were assigned an exercise price based on an earlier date and at a lower price than what the exercise price would have been if the actual date of the Compensation Committee action had been used. Because the prices at the originally stated grant dates were lower than the prices on the actual dates of the authorization, the Company determined that it should have recognized material amounts of stock-based compensation expense which were not previously accounted for in the previously issued consolidated financial statements.

          In connection with those instances in which the exercise price of stock options was established based on a stated grant date that was different from the actual authorization date, the Company has restated its historical consolidated financial statements to record an increase in stock-based compensation expense over the related vesting period for the intrinsic value at the actual grant date.
          Summarized below are the effects of the restatement for the items noted above on previously reported consolidated net income. Miscellaneous accounting adjustments in the following table principally include differences that were identified during audits of the Company and which had not been previously recorded because the Company previously had determined these items were individually and in the aggregate immaterial to the financial statements. In conjunction with the restated financial statements the Company corrected these items by recording them in the periods to which they were attributable.

				1998
				through
Increase (Decrease)	2005	2004	2003	2002

Matters related to intangible assets	$731,584	$653,425	$627,372	$(4,984,462)
Matters related to purported credit sales to Third Party	—	—	(487,500)	(2,187,300)
Matters related to transactions that lacked commercial and economic substance	1,046,811	749,663	—	(2,370,000)
Stock-based compensation expense(1)	(203,083)	(256,100)	(818,775)	(9,311,900)
Miscellaneous accounting adjustments	(486,135)	(309,158)	70,735	(589,030)

Total adjustment to income (loss) before provision for income taxes	1,089,177	837,830	(608,168)	(19,442,692)
Income tax impact of restatement adjustments	(447,779)	(296,881)	175,816	6,736,226

Total adjustments to net income	$641,398	$540,949	$(432,352)	$(12,706,466)

(1)	The effects of the restatement for stock-based compensation expense for years prior to 2003 are as follows: 2002 — $1,413,418; 2001 — $1,941,721; 2000 — $2,699,768; 1999 - $1,924,592; and 1998 — $1,332,401.
          Following is a presentation of the effects of the restatement adjustments on the Company’s consolidated balance sheets as of December 31, 2005 and 2004, and its consolidated statements of income and consolidated statements of cash flows for the fiscal years ended December 31, 2005, 2004 and 2003:

Newpark Resources, Inc.
Consolidated Balance Sheet
Year Ended December 31, 2005

	As
	Previously
(In thousands, except share data)	Reported	Restated

ASSETS
Current assets:
Cash and cash equivalents	$7,989	$7,989
Trade accounts receivable, less allowance of $804 at December 31, 2005	139,194	137,174
Notes and other receivables	12,623	12,623
Inventories	86,299	88,731
Deferred tax asset	16,231	16,231
Prepaid expenses and other current assets	13,448	13,448

Total current assets	275,784	276,196

Property, plant and equipment, at cost, net of accumulated depreciation	239,774	238,409
Goodwill	116,841	116,841
Other intangible assets, net of accumulated amortization	18,199	12,809
Other assets	7,301	7,039

	$657,899	$651,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Foreign bank lines of credit	$10,890	$10,890
Current maturities of long-term debt	12,696	12,696
Accounts payable	47,371	47,371
Accrued liabilities	39,803	40,731

Total current liabilities	110,760	111,688

Long-term debt, less current portion	185,933	185,933
Deferred tax liability	8,031	4,211
Other noncurrent liabilities	2,737	2,737

Stockholders’ equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized, 88,436,112 shares outstanding at December 31, 2005	884	884
Paid-in capital	428,393	436,636
Unearned restricted stock compensation	(235)	(235)
Accumulated other comprehensive income	7,616	7,616
Retained deficit	(86,220)	(98,176)

Total stockholders’ equity	350,438	346,725

	$657,899	$651,294

Newpark Resources, Inc.
Consolidated Balance Sheet
Year Ended December 31, 2004

	As Previously
(In thousands, except share data)	Reported	Restated

ASSETS
Current assets:
Cash and cash equivalents	$7,022	$7,022
Trade accounts receivable, less allowance of $3,260 at December 31, 2004	100,587	100,587
Notes and other receivables	7,321	6,265
Inventories	84,044	84,044
Deferred tax asset	12,501	12,501
Prepaid expenses and other current assets	13,275	13,275

Total current assets	224,750	223,694

Property, plant and equipment, at cost, net of accumulated depreciation	210,514	208,789
Goodwill	117,414	117,414
Deferred tax asset	4,063	9,581
Other intangible assets, net of accumulated amortization	15,355	9,770
Other assets	18,018	18,123

	$590,114	$587,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Foreign bank lines of credit	$8,017	$8,017
Current maturities of long-term debt	5,031	5,031
Accounts payable	38,822	38,822
Accrued liabilities	26,875	27,441

Total current liabilities	78,745	79,311

Long-term debt, less current portion	186,286	186,286
Other noncurrent liabilities	2,118	2,118

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 80,000 shares outstanding at December 31, 2004	20,000	20,000
Common Stock, $0.01 par value, 100,000,000 shares authorized, 84,021,351 shares outstanding at December 31, 2004	840	840
Paid-in capital	402,248	411,537
Unearned restricted stock compensation	(472)	(472)
Accumulated other comprehensive income	8,199	8,199
Retained deficit	(107,850)	(120,448)

Total stockholders’ equity	322,965	319,656

	$590,114	$587,371

Newpark Resources, Inc.
Consolidated Statement of Income
Year Ended December 31, 2005

	As
	Previously
(In thousands, except share data)	Reported	Restated

Revenues	$557,038	$555,018

Cost of revenues	498,181	495,063

	58,857	59,955

General and administrative expenses	9,537	9,545
Provision for uncollectible accounts	843	843

Operating income	48,477	49,567

Foreign currency exchange gain	(521)	(521)
Interest and other income	(158)	(158)
Interest expense	16,155	16,155

Income before income taxes	33,001	34,091
Provision for income taxes	10,862	11,310

Net income	22,139	22,781
Less: Preferred stock dividends and accretion	509	509

Net income applicable to common and common equivalent shares	$21,630	$22,272

Income per common and common equivalent share:
Basic	$0.25	$0.26

Diluted	$0.25	$0.26

Newpark Resources, Inc.
Consolidated Statement of Income
Year Ended December 31, 2004

	As Previously
(In thousands, except share data)	Reported	Restated

Revenues	$433,422	$433,422

Cost of revenues	399,015	398,167

	34,407	35,255

General and administrative expenses	9,384	9,394
Provision for uncollectible accounts	800	800
Impairment losses	3,399	3,399

Operating income	20,824	21,662

Foreign currency exchange gain	(301)	(301)
Interest and other income	(1,345)	(1,345)
Interest expense	14,797	14,797

Income before income taxes	7,673	8,511
Provision for income taxes	2,717	3,014

Net income	4,956	5,497
Less: Preferred stock dividends and accretion	938	938

Net income applicable to common and common equivalent shares	$4,018	$4,559

Income per common and common equivalent share:
Basic	$0.05	$0.05

Diluted	$0.05	$0.05

Newpark Resources, Inc.
Consolidated Statement of Income
Year Ended December 31, 2003

	As Previously
(In thousands, except share data)	Reported	Restated

Revenues	$373,179	$372,260

Cost of revenues	347,733	347,382

	25,446	24,878

General and administrative expenses	5,772	5,813
Provision for uncollectible accounts	1,000	1,000
Impairment losses	350	350

Operating income	18,324	17,715

Foreign currency exchange gain	(831)	(831)
Interest and other income	(633)	(633)
Interest expense	15,251	15,251

Income before income taxes	4,537	3,928
Provision for income taxes	2,460	2,284

Net income	2,077	1,644
Less: Preferred stock dividends and accretion	1,583	1,583

Net income applicable to common and common equivalent shares	$494	$61

Income per common and common equivalent share:
Basic	$0.01	$0.00

Diluted	$0.01	$0.00

Newpark Resources, Inc.
Consolidated Statement of Cash Flows
Year Ended December 31, 2005

	As
	Previously
(In thousands)	Reported	Restated

Cash flows from operating activities
Net income	$22,139	$22,781
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	22,924	22,341
Amortization	2,874	2,140
Stock-based compensation expense	—	741
Provision for deferred income taxes	10,061	10,509
Provision for doubtful accounts	843	843
Gain on sale of assets	(1,383)	(1,383)
Change in assets and liabilities, net of acquisitions:
Increase in accounts and notes receivable	(42,294)	(41,330)
Increase in inventories	(2,331)	(4,763)
Increase in other assets	(5,016)	(4,649)
Increase in accounts payable	8,093	8,093
Increase in accrued liabilities and other	13,411	13,773

Net cash provided by operations	29,321	29,096

Cash flows from investing activities:
Capital expenditures	(36,009)	(35,784)
Proceeds from sale of property, plant and equipment	1,471	1,471
Insurance proceeds from property, plant and equipment claim	1,365	1,365
Acquisitions, net of cash acquired	(881)	(881)

Net cash used in investing activities	(34,054)	(33,829)

Cash flows from financing activities:
Net borrowings on lines of credit	8,969	8,969
Principal payments on notes payable and long-term debt	(13,242)	(13,242)
Long-term borrowings	4,664	4,664
Proceeds from exercise of stock options and ESPP	5,199	5,199
Tax benefit from exercise of stock options	856	856
Preferred stock dividends paid in cash	(375)	(375)

Net cash provided by financing activities	6,071	6,071

Effect of exchange rate changes	(371)	(371)

Net increase in cash and cash equivalents	967	967

Cash and cash equivalents at beginning of year	7,022	7,022

Cash and cash equivalents at end of year	$7,989	$7,989

Newpark Resources, Inc.
Consolidated Statement of Cash Flows
Year Ended December 31, 2004

	As
	Previously
(In thousands)	Reported	Restated

Cash flows from operating activities
Net income	$4,956	$5,497
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	18,168	18,106
Amortization	2,633	1,649
Stock-based compensation expense	—	587
Provision for deferred income taxes	3,408	3,705
Provision for doubtful accounts	800	800
Gain on sale of assets	(78)	(78)
Impairment losses	3,399	3,399
Change in assets and liabilities, net of acquisitions:
Decrease in restricted cash	8,029	8,029
Increase in accounts and notes receivable	(2,922)	(7,886)
Increase in inventories	(11,886)	(10,307)
Increase in other assets	(3,463)	(2,400)
Decrease in accounts payable	(1,329)	(1,329)
Increase in accrued liabilities and other	1,592	1,750

Net cash provided by operations	23,307	21,522

Cash flows from investing activities:
Capital expenditures	(23,468)	(21,683)
Proceeds from sale of property, plant and equipment	395	395
Payment received on former shipyard operation note receivable	6,328	6,328

Net cash used in investing activities	(16,745)	(14,960)

Cash flows from financing activities:
Net payments on lines of credit	(15,442)	(15,442)
Principal payments on notes payable and long-term debt	(5,049)	(5,049)
Long-term borrowings	15,558	15,558
Proceeds from exercise of stock options and ESPP	1,028	1,028
Tax benefit from exercise of stock options	82	82
Preferred stock dividends paid in cash	(675)	(675)

Net cash used in financing activities	(4,498)	(4,498)

Effect of exchange rate changes	266	266

Net increase in cash and cash equivalents	2,330	2,330

Cash and cash equivalents at beginning of year	4,692	4,692

Cash and cash equivalents at end of year	$7,022	$7,022

Newpark Resources, Inc.
Consolidated Statement of Cash Flows
Year Ended December 31, 2003

	As
	Previously
(In thousands)	Reported	Restated

Cash flows from operating activities
Net income	$2,077	$1,644
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	18,765	18,765
Amortization	2,564	1,660
Stock-based compensation expense	—	1,095
Provision for deferred income taxes	526	350
Provision for doubtful accounts	1,000	1,000
Loss on sale assets	249	249
Impairment losses	350	350
Change in assets and liabilities, net of acquisitions:
Increase in restricted cash	(8,029)	(8,029)
Increase in accounts and notes receivable	(1,897)	(978)
Increase in inventories	(21,119)	(21,550)
Decrease in other assets	3,728	3,728
Increase in accounts payable	5,128	5,128
Increase in accrued liabilities and other	4,210	4,140

Net cash provided by operations	7,552	7,552

Cash flows from investing activities:
Capital expenditures	(22,726)	(22,726)
Proceeds from sale of property, plant and equipment	683	683

Net cash used in investing activities	(22,043)	(22,043)

Cash flows from financing activities:
Net borrowings on lines of credit	19,097	19,097
Principal payments on notes payable and long-term debt	(3,768)	(3,768)
Proceeds from exercise of stock options and ESPP	303	303

Net cash provided by financing activities	15,632	15,632

Effect of exchange rate changes	826	826

Net increase in cash and cash equivalents	1,967	1,967

Cash and cash equivalents at beginning of year	2,725	2,725

Cash and cash equivalents at end of year	$4,692	$4,692

B. Summary of Significant Accounting Policies
Organization and Principles of Consolidation. Newpark Resources, Inc., a Delaware corporation (“Newpark”), provides integrated fluids management, environmental and oilfield services to the oil and gas exploration and production (“E&P”) industry, principally in the U.S. Gulf Coast, west Texas, the U.S. Mid-continent, the U.S. Rocky Mountains, Canada, Mexico and areas of Europe and North Africa surrounding the Mediterranean Sea. The consolidated financial statements include the accounts of Newpark and its wholly-owned subsidiaries. Investments in entities in or of which Newpark owns 20 percent to 50 percent and exercises significant influence over operating and financial policies, but does not control and is not the primary beneficiary, are accounted for using the equity method. All material intercompany transactions are eliminated in consolidation. Newpark has reclassified certain amounts previously reported to conform with the presentation at December 31, 2005.
Use of Estimates and Market Risks. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Newpark’s estimates used in preparing its consolidated financial statements include, but are not limited to, the following: allowances for product returns in its fluids systems and engineering segment; allowances for doubtful accounts; reserves for inventory obsolescence; fair values used for goodwill impairment testing; and valuation allowances for deferred tax assets.
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

Accounts Receivable. Newpark’s accounts receivable at December 31, 2005 and 2004 includes the following:

(In thousands)	2005	2004
	(Restated)
Trade receivables	$113,516	$86,152
Unbilled revenues	24,462	17,695

Gross trade receivables	137,978	103,847
Allowance for doubtful accounts	(804)	(3,260)

Net trade receivables	$137,174	$100,587

          The reduction in the allowance for doubtful accounts during 2005 is principally due to the write-off of accounts deemed to be uncollectible, which were previously provided for.
Inventories. Inventories are stated at the lower of cost (principally average and first-in, first-out) or market. Certain costs associated with the acquisition, production and blending of inventory in Newpark’s fluids systems and engineering segment are capitalized as a component of the carrying value of the inventory and expensed as a component of cost of revenues as the products are sold.
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
          Newpark also has recorded other identifiable intangible assets which were acquired in business combinations or in separate transactions. These other identifiable intangible assets include permits, patents and similar exclusivity arrangements, customer intangibles, trademarks and non-

compete agreements, which are being amortized over their contractual life of 5 to 17 years on a straight-line basis, except for certain assets acquired in an acquisition in 2002, which are not being amortized. In accordance with FAS 142, Newpark concluded that its permits, operating rights, licenses and trademarks have indefinite lives since it has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and Newpark intends to use these intangible assets indefinitely. Newpark’s rights under these arrangements continue so long as it is in compliance with the underlying terms of the arrangements. Any period costs of maintaining these intangible assets are expensed as incurred. Each reporting period, Newpark evaluates whether indefinite-lived intangibles have become impaired.
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
          The impairment loss in 2003 related to Newpark’s evaluation of the net realizable value of assets at its barite grinding facilities in Channelview, Texas that were abandoned after the relocation of these facilities was completed in 2005. The underlying assets were included in the assets of the Fluids Systems and Engineering segment.
Revenue Recognition. The fluids systems and engineering segment recognizes sack and bulk material additive revenues upon shipment of materials. Formulated liquid systems revenues are recognized when utilized or lost downhole while drilling. A return reserve is booked to estimate potential product returns. Engineering and related services are provided to customers at agreed upon hourly or daily rates, and revenues are recognized when the services are performed.
          For the environmental services segment, revenues are recognized when Newpark takes title to the waste, which is upon receipt of the waste at its facility. All costs related to the transporting and disposing of the waste received are accrued when that revenue is recognized.
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
Stock-Based Compensation. At December 31, 2005, Newpark had stock-based compensation plans, which are described in Note L. Newpark applies Accounting Principles Board Opinion 25 (“APB 25”) and related Interpretations in accounting for its plans. Accordingly, Newpark has only recognized compensation cost for its stock option plans when the exercise price of the stock option granted was less than the fair value of the underlying common stock at the date of grant. If Newpark had applied the fair value recognition provisions of FAS 123 to its stock-based compensation plans, Newpark’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

		Year Ended December 31,
		2005	2004	2003
(In thousands, except per share data)		(Restated)	(Restated)	(Restated)

Income applicable to common and common equivalent shares:
As reported		$22,272	$4,559	$61
Add recorded stock compensation expense, net of related taxes		482	379	680
Deduct stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes		(1,134)	(3,670)	(2,685)

Pro forma income (loss)		$21,620	$1,268	$(1,944)

Earnings (loss) per share:
Basic	As reported	$0.26	$0.05	$0.00
	Pro forma	$0.25	$0.02	$(0.02)

Diluted	As reported	$0.26	$0.05	$0.00
	Pro forma	$0.25	$0.02	$(0.02)

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
Foreign Currency Transactions and Derivative Financial Instruments. The majority of Newpark’s transactions are in U.S. dollars; however, Newpark’s Canadian and Italian subsidiaries maintain their accounting records in the respective local currency. These currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected in “accumulated other comprehensive income,” a component of stockholders’ equity, in accordance with FAS 52 and FAS 130, “Reporting Comprehensive Income.” Foreign currency transaction gains (losses), if any, are credited or charged to income. Newpark recorded net transaction gains totaling $521,000, $301,000 and $831,000 in 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, cumulative foreign currency translation gains related to foreign subsidiaries reflected in stockholders’ equity amounted to $7.6 million and $8.2 million, respectively. At December 31, 2005, Newpark’s foreign subsidiaries had net assets of approximately $39.6 million.
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
          As permitted by FAS 123, through December 31, 2005, Newpark accounted for stock-based compensation using APB 25’s intrinsic value method and, as such, generally only recognized compensation cost for its stock option plans when the exercise price of the stock option granted was less than the fair value of the underlying common stock at the date of grant. Accordingly, the adoption of FAS 123(R) may have a material impact on Newpark’s results of operations. However, the ultimate impact of adoption of FAS 123(R) cannot be predicted because it will depend on levels of share-based payments granted in the future. If Newpark had adopted FAS 123(R) in prior periods, the impact would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share previously disclosed in this note under the heading Stock-Based Compensation.

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
C. Acquisitions
          On April 18, 2005, Newpark acquired OLS Consulting Services, Inc. (“OLS”) in exchange for a cash payment of $1.3 million, including $400,000 reported in general and administrative expenses, which was allocated to the settlement of litigation described in Note O. The principal assets of OLS included patents licensed to The Loma Company, LLC (“LOMA”) for use in the manufacture of composite mats, its 51% membership interest in LOMA and a note receivable from LOMA. As a result of the acquisition of OLS, Newpark, through two of its subsidiaries, owns all of the outstanding equity interests in LOMA.
          The acquisition of OLS and consolidation of LOMA were accounted for following the principles of FAS 141. The purchase price was allocated to the net assets of OLS and LOMA based on estimates of fair value at the date of acquisition. The effect on Newpark’s consolidated balance sheet was as follows (in thousands):

Current assets, net of cash acquired	$467
Property, plant and equipment	15,660
Intangible assets – patents (15 year weighted average life)	4,642
Accrued liabilities	(21)
Current and long-term debt	(6,166)
Deferred tax liability	(37)
Notes and other receivables	(567)
Other assets	(13,097)

Cash purchase price, net of cash acquired	$881

          Prior to the acquisition of OLS in 2005, management had determined that Newpark was the primary beneficiary of LOMA. However, due to the ongoing dispute and pricing litigation discussed in Note O, Newpark did not have access to and was unable to obtain current and reliable financial information for LOMA as of and for the period ended December 31, 2004. In addition, substantially all of the operating activity of LOMA was with Newpark or one of its wholly-owned subsidiaries and this activity would have been eliminated in consolidation. Therefore, Newpark accounted for its investment in LOMA on the cost method as of December 31, 2004. At December 31, 2004, Newpark’s investment in LOMA was $11.4 million, including $10.2 million in receivables recorded in connection with the favorable judgment in the pricing dispute, which was net of an allowance of approximately $6.8 million. This receivable was included in other assets as of December 31, 2004. The recorded value of the receivable was net of any allowances for amounts deemed to be uncollectible from LOMA in the future. In 2004, in connection with recording this receivable, Newpark recorded net reductions to inventory of $3.4 million and to property, plant and equipment of $5.2 million. These reductions were made to reduce mat costs to the amounts determined as appropriate by the state court judgment, as opposed to the amounts originally invoiced by LOMA.

D. Goodwill and Other Intangibles
          Changes in the carrying amount of goodwill by segment are as follows:

		Fluid
	Environ-	Systems &
	mental	Engin-	Mat and
(In thousands)	Services	eering	Integrated	Total

Balance at January 1, 2003	$61,785	$39,030	$9,912	$110,727
Goodwill adjustments for final purchase price allocation of 2002 acquisition	—	1,774	—	1,774
Effects of foreign currency	811	2,557	—	3,368

Balance at December 31, 2003	62,596	43,361	9,912	115,869
Effects of foreign currency	330	1,215	—	1,545

Balance at December 31, 2004	62,926	44,576	9,912	117,414
Effects of foreign currency	155	(728)	—	(573)

Balance at December 31, 2005	$63,081	$43,848	$9,912	$116,841

          Other intangible assets consist of the following:

		December 31, 2005			December 31, 2004
		(Restated)			(Restated)

		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Period	Amount	Amortization	Net	Amount	Amortization	Net

Patents and exclusivity agreements	15–17 years	$11,274	$4,590	$6,684	$6,709	$3,421	$3,288
Permits, operating rights and licenses	Non-amortizing	4,471	—	4,471	4,491	—	4,491
Customer relationships	10 years	1,251	412	839	1,243	299	944
Noncompete agreements	5 years	503	450	53	575	399	176
Trademarks	Non-amortizing	762	—	762	871	—	871

		$18,261	$5,452	$12,809	$13,889	$4,119	$9,770

          All of Newpark’s intangible assets are subject to amortization in accordance with FAS 142, except for the permits, operating rights, licenses and trademarks, which are deemed to have an indefinite life. Total amortization expense (restated) for the years ended December 31, 2005, 2004 and 2003 related to other intangibles was $1,431,000, $699,000 and $825,000, respectively. The increase in the gross carrying amount of patents and exclusivity agreements is primarily attributable to patents acquired as a result of the acquisition described in Note C.
          Estimated future amortization expense (restated) for the years ended December 31 is as follows (in thousands):

2006	$919
2007	$908
2008	$892
2009	$837
2010	$751

E. Inventory
          Newpark’s inventory consisted of the following items at December 31, 2005 and 2004:

	2005	2004
(In thousands)	(Restated)

Finished Goods:
Composite mats	$10,030	$12,824
Raw materials and products:
Logs	6,084	5,121
Drilling fluids raw materials and products	69,621	63,602
Supplies	279	287
Other	2,717	2,210

Total raw materials and products	78,701	71,220

Total inventory	$88,731	$84,044

F. Property, Plant and Equipment
          Newpark’s investment in property, plant and equipment at December 31, 2005 and 2004 is summarized as follows:

	2005	2004
(In thousands)	(Restated)	(Restated)

Land	$16,906	$16,102
Buildings and improvements	63,940	63,522
Machinery and equipment	206,212	185,805
Construction in progress	19,393	8,878
Mats	46,384	36,239
Other	2,866	3,613

	355,701	314,159
Less accumulated depreciation	(117,292)	(105,370)

	$238,409	$208,789

G. Financing Arrangements
          Financing arrangements consisted of the following at December 31, 2005 and 2004:

(In thousands)	2005	2004

Senior subordinated notes	$125,000	$125,000
Domestic bank lines of credit	41,573	39,633
Barite facilities financing	13,125	14,479
Foreign bank lines of credit	11,116	8,017
Mexico mat financing	5,124	6,339
Loma financing	4,402	—
Other, principally capital leases secured by composite mats, machinery and equipment with a total net book value of $10.4 million at December 31, 2005, payable through 2011, with interest at 4.5% to 6.0%	9,179	5,866

	209,519	199,334
Less: current portion	(23,586)	(13,048)

Long-term portion	$185,933	$186,286

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
          The Notes are guaranteed by substantially all domestic operating subsidiaries of Newpark (the “Subsidiary Guarantors”). The guarantee obligations of the Subsidiary Guarantors (which are all direct or indirect wholly owned subsidiaries of Newpark) are full, unconditional and joint and several. See Note S.
          Newpark has redeemed the Notes subsequent to December 31, 2005 as further described in Note T.
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
          At December 31, 2004, the Company issued a guarantee for certain lease obligations of a joint venture which supplied a portion of its wooden mats on a day rate leasing basis (“MOCTX”). The amount of this guarantee as of December 31, 2004 was $4.2 million. In January 2005, MOCTX was dissolved and Newpark took possession of the underlying assets and assumed the obligations under the leases. Newpark recorded these leases as capital leases in accordance with FAS 13. At December 31, 2005, $1.6 million was outstanding under these capital leases.
          As a result of the acquisition described in Note C, Newpark acquired the debt obligations of LOMA (the “Loma financing”). These obligations require monthly escrow payments of principal of $147,000, interest and letter of credit fees payable monthly based on a variable rate, which approximated 6.5% at December 31, 2005, and mature in December 2008. At December 31, 2005, approximately $4.4 million was outstanding under these obligations. In addition, at December 31, 2005, Newpark had issued a $4.5 million guarantee of these debt obligations. This guarantee is secured by a letter of credit issued under the Credit Facility and declines with each principal payment.
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
H. Income Taxes
          The provision for income taxes charged to operations was as follows:

	Year Ended December 31,
	2005	2004	2003
(In thousands)	(Restated)	(Restated)	(Restated)

Current tax expense (benefit):
U.S. Federal	$366	$7	$—
State	281	163	38
Foreign	154	(861)	1,896

Total current	801	(691)	1,934

Deferred tax expense (benefit):
U.S. Federal	10,141	3,403	244
State	(96)	302	21
Foreign	464	—	85

Total deferred	10,509	3,705	350

Total provision	$11,310	$3,014	$2,284

          Income (loss) before income taxes was as follows:

	Year Ended December 31,
	2005	2004	2003
(In thousands)	(Restated)	(Restated)	(Restated)

U.S.	$31,140	$10,378	$(293)
Other than U.S.	2,951	(1,867)	4,221

Income before income taxes	$34,091	$8,511	$3,928

          The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Income tax expense at statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	2.7	9.6	15.6
Higher rates on earnings (losses) of foreign operations	0.6	(0.3)	10.7
State taxes, net	0.5	5.5	0.5
Benefit of foreign interest deductible in U.S.	(1.9)	(5.0)	(7.1)
Deferred taxes no longer required	(1.3)	(5.9)	—
Increase (decrease) in valuation allowance	(0.1)	1.5	—
Other	(2.3)	(5.0)	3.4

Total income tax expense	33.2%	35.4%	58.1%

          Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
(In thousands)	(Restated)	(Restated)

Deferred tax assets:
Net operating losses	$60,255	$67,167
Accruals not currently deductible	3,188	3,914
Bad debts	322	777
Alternative minimum tax credits	2,714	2,348
Foreign tax credits	1,635	645
All other	3,730	3,888

Total deferred tax assets	71,844	78,739
Valuation allowance	(11,045)	(9,565)

Total deferred tax assets, net of allowances	60,799	69,174
Deferred tax liabilities:
Accelerated depreciation and amortization	48,800	43,169
All other	(21)	3,923

Total deferred tax liabilities	48,779	47,092

Total net deferred tax assets	$12,020	$22,082

          For U.S. federal income tax purposes, Newpark has net operating loss carryforwards (“NOLs”) of approximately $135.9 million (restated) (net of amounts disallowed pursuant to IRC Section 382) that, if not used, will expire in 2018 through 2023. Newpark also has approximately $2.7 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. Additionally, for state income tax purposes, Newpark has NOLs of approximately $235 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in year 2006 through 2024.
          At December 31, 2005, Newpark has recognized a net deferred tax asset of $12.0 million (restated), the realization of which is dependent on Newpark’s ability to generate taxable income in future periods. Management believes that its estimate of its ability to generate future earnings based on current market outlook supports recognition of this amount. Under FAS 109, a valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2005 and December 31, 2004, Newpark has recorded a valuation allowance for the net benefit of all state NOLs.
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
I. Preferred Stock
          Newpark has been authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value. Changes in outstanding preferred stock were as follows:

	Years Ended December 31,
	2005		2004		2003
(dollars in thousands, except per share amounts)	Shares		Shares		Shares

Outstanding at beginning of year	80,000	$20,000	120,000	$30,000	167,500	$41,875
Shares converted to common stock	(80,000)	(20,000)	(40,000)	(10,000)	(47,500)	(11,875)

Outstanding at end of year	—	—	80,000	$20,000	120,000	$30,000

Weighted-average conversion price per share		$5.89		$3.80		$4.31
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
J. Common Stock
     Changes in outstanding Common Stock for the years ended December 31, 2005, 2004 and 2003 were as follows:

(In thousands of shares)	2005	2004	2003

Outstanding, beginning of year	84,021	81,073	77,710
Shares issued upon conversion of preferred stock	3,396	2,629	2,754
Shares issued upon exercise of options	935	178	6
Shares issued under employee stock purchase plan	61	75	74
Shares issued for preferred stock dividends	23	66	360
Shares issued (cancelled) under deferred compensation plan	—	—	169

Outstanding, end of year	88,436	84,021	81,073

K. Earnings per Share
     The following table presents the reconciliation of the numerator and denominator for calculating earnings per share in accordance with the disclosure requirements of FAS 128 as follows:

	Years Ended December 31,
	2005	2004	2003
(In thousands, except per share data)	(Restated)	(Restated)	(Restated)

Income applicable to common and common equivalent shares	$22,272	$4,559	$61

Weighted average number of common shares outstanding	85,950	83,655	79,785
Add:
Net effect of dilutive stock options and warrants	504	237	120

Adjusted weighted average number of common shares outstanding	86,454	83,892	79,905

Income applicable to common and common equivalent shares:
Basic	$0.26	$0.05	$0.00

Diluted	$0.26	$0.05	$0.00

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
L. Stock Option Plans
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
     On November 2, 1995, the Board of Directors adopted, and on June 12, 1996 the stockholders approved, the Newpark Resources, Inc. 1995 Incentive Stock Option Plan (the “1995 Plan”), pursuant to which the Compensation Committee may grant incentive stock options and non-statutory stock options to designated employees of Newpark. The terms of options granted under the 1995 Plan generally provide for equal vesting over a three-year period and a term of seven years. Initially, a maximum of 2,100,000 shares of Common Stock could be issued under the 1995 Plan. This maximum number was subject to increase on the last business day of each fiscal year by a number equal to 1.25% of the number of shares of Common Stock issued and outstanding on the close of business on such date, subject to a maximum limit of 8 million shares. This reflects an increase in the limit that was approved by Newpark stockholders in June 2000. As of December 31, 2005, no options were available for granting under this plan.
     A summary of the status of Newpark’s stock option plans as of December 31, 2005, 2004 and 2003 and changes during the periods ended on those dates is presented below:

	Years Ended December 31,
	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	5,532,669	$6.44	5,619,791	$6.85	6,264,214	$7.41
Granted	450,000	6.27	942,000	5.59	922,000	4.67
Exercised	(934,472)	5.21	(178,549)	4.48	(5,666)	5.03
Expired or canceled	(574,166)	9.29	(850,573)	8.62	(1,560,757)	7.82

Outstanding at end of year	4,474,031	$6.31	5,532,669	$6.44	5,619,791	$6.85

Options exercisable at end of year	3,733,371	$6.44	4,811,596	$6.66	3,735,679	$7.35

Weighted-average fair value of options granted during the year (Restated)		$3.59		$3.32		$2.83

     The following table summarizes information about stock options granted during the year where the exercise price of the options differed from the market price of the stock on the grant date:

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Weighted-average exercise price:
Exercise price equals the market price of the stock on the date of grant	$6.38	$5.61	$5.91
Exercise price exceeds the market price of the stock on the date of grant	$6.26	$4.88	$5.37
Exercise price is less than the market price of the stock on the date of grant	$5.20	$5.39	$3.59
Weighted-average fair value:
Exercise price equals the market price of the stock on the date of grant	$3.60	$3.33	$3.05

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Exercise price exceeds the market price of the stock on the date of grant	$3.58	$2.96	$2.77
Exercise price is less than the market price of the stock on the date of grant	$3.53	$3.44	$2.65

     The following table summarizes information about all stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$2.90 to $5.13	1,165,166	2.08	$4.46	1,003,568	$4.56
$5.19 to $5.90	1,006,200	5.38	5.66	880,203	5.68
$6.00 to $7.08	1,174,166	4.37	6.62	742,101	6.84
$7.19 to $8.19	919,499	2.81	7.63	919,499	7.63
$8.34 to $21.00	209,000	3.57	12.25	188,000	12.68

	4,474,031	3.64	$6.31	3,733,371	$6.44

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

	Year Ended December 31,
	2005	2004	2003

Risk-free interest rate	3.9%	3.6%	2.5%
Expected years until exercise	4	4	4
Expected stock volatility	72.0%	77.6%	67.8%
Dividend yield	0.0%	0.0%	0.0%

M. Incentive Plans, Deferred Compensation Plan and 401-K Plan
     On June 8, 2005, the Board of Directors unanimously adopted the Long Term Cash Incentive Plan (the “2005 Plan”). Each award under the 2005 Plan shall consist of an amount of cash (to be paid on a deferred basis) subject to a restriction period (after which the restrictions shall lapse), which shall mean a period commencing on the date the award is granted and ending on such date as the committee administering the plan shall determine as of the date the award is granted. No employee shall be eligible to be a participant for any calendar year in which the employee is a participant under Newpark’s 2003 Long Term Incentive Plan. The maximum amount of cash that may be awarded pursuant to the 2005 Plan shall be $2 million. If the right to receive cash awarded under the 2005 Plan is cancelled due to forfeiture, or for any other reason, such cash shall be available thereafter for purposes of the 2005 Plan. As of December 31, 2005 $1,960,000 of awards were outstanding under the 2005 Plan and $40,000 of awards were available for grant.
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
N. Supplemental Cash Flow Information
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
O. Commitments and Contingencies
Litigation
     Newpark, through a consolidated subsidiary, purchased composite mats from LOMA, which manufactured the mats under an exclusive license granted by OLS. Newpark, through a separate consolidated subsidiary, owned 49% of LOMA and OLS held the remaining 51% interest. OLS had granted Newpark an exclusive license to use and sell these composite mats (“Exclusive License”). On April 18, 2005, Newpark acquired OLS in exchange for a cash payment of $1.3 million. (See Note C.) The principal assets of OLS included the patents licensed to LOMA for use in the manufacture of the mats, a note receivable from LOMA and its 51% membership interest in LOMA. As a result of the acquisition of OLS, Newpark, through two of its subsidiaries, owns all of the outstanding equity interests in LOMA and the parties and their affiliates mutually dismissed all previously pending litigation, which is described below.
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
     Newpark has been given notice of several lawsuits subsequent to December 31, 2005 as further described in Note T.
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

$34,634

Other
     During late August and early September 2005, Newpark’s fluids systems and engineering and environmental services operations along the Gulf Coast were affected by Hurricanes Katrina and Rita. As a result, in 2005 Newpark recorded losses totaling $7.9 million, including losses related to property, plant and equipment damages totaling $4.0 million, inventory losses totaling $1.4 million and additional costs as a direct result of the storms totaling $2.5 million. Newpark recorded these losses as additions to cost of revenues. As of December 31, 2005, based on agreements with its insurers as to insurance coverage, Newpark recorded insurance recoveries totaling $9.4 million, including $4.8 million for property, plant and equipment, $2.5 million related to additional costs as a direct result of the storms and $2.1 million for business interruption, net of a $100,000 insurance deductible per occurrence. Newpark recorded these insurance recoveries as reductions to cost of revenues.
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
     At December 31, 2005, Newpark had issued a $4.5 million guarantee of certain debt obligations of LOMA supported by a letter of credit issued under the Credit Facility. At December 31, 2004, the amount of this guarantee was $6.2 million. The guarantee is renewable annually and the amount is based on the outstanding balance of the related bonds. (See Note G.)
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
P. Concentrations of Credit Risk
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
     Newpark periodically reviews the collectibility of its notes receivable and adjusts the carrying value to the net realizable value. Adjustments to the carrying value of notes receivable were not significant in 2005 or 2004.
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
Q. Supplemental Selected Quarterly Financial Data (Unaudited)
     As further discussed in Footnote A, Restatement of Historical Financial Statements, Newpark has restated previously issued financial statements. Newpark did not amend the Quarterly Reports on Form 10-Q for any periods prior to December 31, 2005, and the financial statements and related financial information contained in those reports should no longer be relied upon. A presentation of the effects of the restatement on reported amounts for the quarters ended March 31, June 30 and September 30, 2005 and 2004 follows:

Newpark Resources, Inc.
Consolidated Balance Sheet
March 31, 2005
(Unaudited)

	As Previously
(In thousands, except share data)	Reported	Restated

ASSETS
Current assets:
Cash and cash equivalents	$8,621	$8,621
Trade accounts receivable, less allowance of $415 in 2005	114,691	114,691
Notes and other receivables	6,211	5,953
Inventories	77,101	77,101
Deferred tax asset	10,662	10,662
Prepaid expenses and other current assets	15,604	15,604

Total current assets	232,890	232,632

Property, plant and equipment, at cost, net of accumulated depreciation	219,962	218,349
Goodwill	117,001	117,001
Deferred tax asset	3,154	7,695
Other intangible assets, net of accumulated amortization	14,997	9,595
Other assets	17,461	16,953

	$605,465	$602,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Foreign bank lines of credit	$9,736	$9,736
Current maturities of long-term debt	7,711	7,711
Accounts payable	33,389	33,389
Accrued liabilities	33,876	34,389

Total current liabilities	84,712	85,225

Long-term debt, less current portion	191,012	191,012
Deferred tax liability	—	—
Other noncurrent liabilities	1,723	1,723

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 80,000 outstanding at March 31, 2005	20,000	20,000
Common Stock, $0.01 par value, 100,000,000 shares authorized, 84,179,487 shares outstanding at March 31, 2005	842	842
Paid-in capital	402,976	411,511
Unearned restricted stock compensation	(413)	(413)
Accumulated other comprehensive income	7,574	7,574
Retained deficit	(102,961)	(115,249)

Total stockholders’ equity	328,018	324,265

	$605,465	$602,225

Newpark Resources, Inc.
Consolidated Statements of Income
Three Months Ended March 31, 2005
(Unaudited)

	As Previously
(In thousands, except share data)	Reported	Restated

Revenues	$129,053	$129,053

Cost of revenues	115,097	114,617

	13,956	14,436

General and administrative expenses	2,075	2,077
Provision for uncollectible accounts	—	—
Impairment losses	—	—

Operating income	11,881	12,359

Foreign currency exchange gain	(274)	(274)
Interest and other income	(69)	(69)
Interest expense	4,081	4,081

Income before income taxes	8,143	8,621
Provision for income taxes	3,029	3,197

Net income	5,114	5,424
Less: Preferred stock dividends and accretion	225	225

Net income applicable to common and common equivalent shares	$4,889	$5,199

Income per common and common equivalent share:
Basic	$0.06	$0.06

Diluted	$0.06	$0.06

Newpark Resources, Inc.
Consolidated Statement of Income
Three Months Ended March 31, 2004
(Unaudited)

	As Previously
(In thousands, except share data)	Reported	Restated

Revenues	$104,309	$104,309

Cost of revenues	95,613	95,436

	8,696	8,873

General and administrative expenses	2,452	2,457
Provision for uncollectible accounts	—	—
Impairment losses	—	—

Operating income	6,244	6,416

Foreign currency exchange loss	108	108
Interest and other income	(121)	(121)
Interest expense	3,572	3,572

Income before income taxes	2,685	2,857
Provision for income taxes	1,007	1,068

Net income	1,678	1,789
Less: Preferred stock dividends and accretion	263	263

Net income applicable to common and common equivalent shares	$1,415	$1,526

Income per common and common equivalent share:
Basic	$0.02	$0.02

Diluted	$0.02	$0.02

Newpark Resources, Inc.
Consolidated Statement of Comprehensive Income
Three Months Ended March 31, 2005
(Unaudited)

	As Previously
(In thousands)	Reported	Restated

Net income	$5,114	$5,424

Other comprehensive income (loss):

Foreign currency translation adjustments	(625)	(625)

Comprehensive income	$4,489	$4,799

Newpark Resources, Inc.
Consolidated Statement of Comprehensive Income
Three Months Ended March 31, 2004
(Unaudited)

	As Previously
(In thousands)	Reported	Restated

Net income	$1,678	$1,789

Other comprehensive income (loss):

Foreign currency translation adjustments	(767)	(767)

Comprehensive income	$911	$1,022

Newpark Resources, Inc.
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2005
(Unaudited)

	As Previously
(In thousands)	Reported	Restated

Cash flows from operating activities:
Net income	$5,114	$5,424
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,230	5,827
Stock-based compensation expense	—	162
Provision for deferred income taxes	2,660	2,828
Loss on sale of assets	286	286
Change in assets and liabilities, net of acquisitions:
Increase in accounts and notes receivable	(12,805)	(13,602)
Decrease in inventories	6,943	6,943
Increase in other assets	(2,063)	(1,450)
Decrease in accounts payable	(5,581)	(5,581)
Increase in accrued liabilities and other	6,093	6,040

Net cash provided by operations	6,877	6,877

Cash flows from investing activities:
Capital expenditures	(10,413)	(10,413)
Proceeds from sale of property, plant and equipment	35	35

Net cash used in investing activities	(10,378)	(10,378)

Cash flows from financing activities:
Net borrowings on lines of credit	6,603	6,603
Principal payments on notes payable and long-term debt	(1,867)	(1,867)
Proceeds from exercise of stock options and ESPP	730	730
Preferred stock dividends	(225)	(225)

Net cash provided by financing activities	5,241	5,241

Effect of exchange rate changes	(141)	(141)

Net increase in cash and cash equivalents	1,599	1,599

Cash and cash equivalents at beginning of year	7,022	7,022

Cash and cash equivalents at end of year	$8,621	$8,621

Newpark Resources, Inc.
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2004
(Unaudited)

	As Previously
(In thousands)	Reported	Restated

Cash flows from operating activities:
Net income	$1,678	$1,789
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,284	5,052
Stock-based compensation expense	—	175
Provision for deferred income taxes	(360)	(300)
Gain on sale of assets	(107)	(107)
Change in assets and liabilities, net of acquisitions:
Decrease in restricted cash	8,029	8,029
Increase in accounts and notes receivable	(6,247)	(7,401)
Increase in inventories	(4,397)	(4,397)
Increase in other assets	(2,596)	(1,573)
Decrease in accounts payable	(2,402)	(2,402)
Increase in accrued liabilities and other	12,391	12,408

Net cash provided by operations	11,273	11,273

Cash flows from investing activities:
Capital expenditures	(2,672)	(2,672)
Proceeds from sale of property, plant and equipment	185	185

Net cash used in investing activities	(2,487)	(2,487)

Cash flows from financing activities:
Net payments on lines of credit	(9,302)	(9,302)
Principal payments on notes payable and long-term debt	(418)	(418)
Proceeds from exercise of stock options and ESPP	132	132

Net cash used in financing activities	(9,588)	(9,588)

Effect of exchange rate changes	(95)	(95)

Net decrease in cash and cash equivalents	(897)	(897)

Cash and cash equivalents at beginning of year	4,692	4,692

Cash and cash equivalents at end of year	$3,795	$3,795

Newpark Resources, Inc.
Consolidated Balance Sheet
June 30, 2005
(Unaudited)

	As Previously
(In thousands, except share data)	Reported	Restated

ASSETS
Current assets:
Cash and cash equivalents	$12,506	$12,506
Trade accounts receivable, less allowance of $735 in 2005	118,401	118,401
Notes and other receivables	4,616	4,512
Inventories	80,812	80,812
Deferred tax asset	11,508	11,508
Prepaid expenses and other current assets	14,135	14,135

Total current assets	241,978	241,874

Property, plant and equipment, at cost, net of accumulated depreciation	239,760	237,953
Goodwill	116,289	116,289
Deferred tax asset	—	4,167
Other intangible assets, net of accumulated amortization	19,106	13,886
Other assets	5,641	5,398

	$622,774	$619,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Foreign bank lines of credit	$10,102	$10,102
Current maturities of long-term debt	10,404	10,404
Accounts payable	41,672	41,672
Accrued liabilities	32,320	33,171

Total current liabilities	94,498	95,349

Long-term debt, less current portion	193,372	193,372
Deferred tax liability	279	—
Other noncurrent liabilities	2,260	2,260

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, 80,000 outstanding at June 30, 2005	20,000	20,000
Common Stock, $0.01 par value, 100,000,000 shares authorized, 84,316,516 shares outstanding at June 30, 2005	844	844
Paid-in capital	404,130	412,614
Unearned restricted stock compensation	(353)	(353)
Accumulated other comprehensive income	5,876	5,876
Retained deficit	(98,132)	(110,395)

Total stockholders’ equity	332,365	328,586

	$622,774	$619,567

Newpark Resources, Inc.
Consolidated Statement of Income
Three Months Ended June 30, 2005
(Unaudited)

	As Previously
(In thousands, except share data)	Reported	Restated

Revenues	$141,496	$141,496

Cost of revenues	126,677	126,659

	14,819	14,837

General and administrative expenses	2,625	2,627
Provision for uncollectible accounts	—	—
Impairment losses	—	—

Operating income	12,194	12,210

Foreign currency exchange loss	283	283
Interest and other income	(55)	(55)
Interest expense	4,195	4,195

Income before income taxes	7,771	7,787
Provision for income taxes	2,717	2,707

Net income	5,054	5,080
Less: Preferred stock dividends and accretion	225	225

Net income applicable to common and common equivalent shares	$4,829	$4,855

Income per common and common equivalent share:
Basic	$0.06	$0.06

Diluted	$0.06	$0.06

Newpark Resources, Inc.
Consolidated Statement of Income
Three Months Ended June 30, 2004
(Unaudited)

	As Previously
(In thousands, except share data)	Reported	Restated

Revenues	$104,633	$104,633

Cost of revenues	97,096	96,822

	7,537	7,811

General and administrative expenses	2,419	2,420
Provision for uncollectible accounts	—	—
Impairment losses	—	—

Operating income	5,118	5,391

Foreign currency exchange loss	34	34
Interest and other income	(1,016)	(1,016)
Interest expense	3,552	3,552

Income before income taxes	2,548	2,821
Provision for income taxes	981	1,077

Net income	1,567	1,744
Less: Preferred stock dividends and accretion	225	225

Net income applicable to common and common equivalent shares	$1,342	$1,519

Income per common and common equivalent share:
Basic	$0.02	$0.02

Diluted	$0.02	$0.02

Newpark Resources, Inc.
Consolidated Statement of Income
Six Months Ended June 30, 2005
(Unaudited)

	As Previously
(In thousands, except share data)	Reported	Restated

Revenues	$270,549	$270,549

Cost of revenues	241,774	241,276

	28,775	29,273

General and administrative expenses	4,700	4,704
Provision for uncollectible accounts	—	—
Impairment losses	—	—

Operating income	24,075	24,569

Foreign currency exchange loss	9	9
Interest and other income	(124)	(124)
Interest expense	8,276	8,276

Income before income taxes	15,914	16,408
Provision for income taxes	5,746	5,904

Net income	10,168	10,504
Less: Preferred stock dividends and accretion	450	450

Net income applicable to common and common equivalent shares	$9,718	$10,054

Income per common and common equivalent share:
Basic	$0.12	$0.12

Diluted	$0.12	$0.12

Newpark Resources, Inc.
Consolidated Statement of Income
Six Months Ended June 30, 2004
(Unaudited)

	As Previously
(In thousands, except share data)	Reported	Restated

Revenues	$208,942	$208,942

Cost of revenues	192,709	192,258

	16,233	16,684

General and administrative expenses	4,871	4,877
Provision for uncollectible accounts	—	—
Impairment losses	—	—

Operating income	11,362	11,807

Foreign currency exchange loss	142	142
Interest and other income	(1,137)	(1,137)
Interest expense	7,124	7,124

Income before income taxes	5,233	5,678
Provision for income taxes	1,988	2,145

Net income	3,245	3,533
Less: Preferred stock dividends and accretion	488	488

Net income applicable to common and common equivalent shares	$2,757	$3,045

Income per common and common equivalent share:
Basic	$0.03	$0.04

Diluted	$0.03	$0.04

Newpark Resources, Inc.
Consolidated Statement of Comprehensive Income
Three Months Ended June 30, 2005
(Unaudited)

	As Previously
(In thousands)	Reported	Restated

Net income	$5,054	$5,080

Other comprehensive income (loss):

Foreign currency translation adjustments	(1,698)	(1,698)

Comprehensive income	$3,356	$3,382

Newpark Resources, Inc.
Consolidated Statement of Comprehensive Income
Three Months Ended June 30, 2004
(Unaudited)

	As Previously
(In thousands)	Reported	Restated

Net income	$1,567	$1,744

Other comprehensive income (loss):

Foreign currency translation adjustments	(1,727)	(1,727)

Comprehensive (loss) income	$(160)	$17

Newpark Resources, Inc.
Consolidated Statement of Comprehensive Income
Six Months Ended June 30, 2005
(Unaudited)

	As Previously
(In thousands)	Reported	Restated

Net income	$10,168	$10,504

Other comprehensive income (loss):

Foreign currency translation adjustments	(2,323)	(2,323)

Comprehensive income	$7,845	$8,181

Newpark Resources, Inc.
Consolidated Statement of Comprehensive Income
Six Months Ended June 30, 2004
(Unaudited)

	As Previously
(In thousands)	Reported	Restated

Net income	$3,245	$3,533

Other comprehensive income (loss):

Foreign currency translation adjustments	(2,494)	(2,494)

Comprehensive income	$751	$1,039

Newpark Resources, Inc.
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2005
(Unaudited)

	As Previously
(In thousands)	Reported	Restated

Cash flows from operating activities:
Net income	$10,168	$10,504
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12,740	11,894
Stock-based compensation expense	—	352
Provision for deferred income taxes	5,365	5,522
Loss on sale of assets	227	227
Change in assets and liabilities, net of acquisitions:
Increase in accounts and notes receivable	(15,057)	(16,009)
Decrease in inventories	3,156	3,156
Increase in other assets	(4,715)	(4,367)
Increase in accounts payable	2,514	2,514
Increase in accrued liabilities and other	4,859	5,144

Net cash provided by operations	19,257	18,937

Cash flows from investing activities:
Capital expenditures	(19,997)	(19,677)
Proceeds from sale of property, plant and equipment	502	502
Acquisitions, net of cash acquired	(840)	(840)

Net cash used in investing activities	(20,335)	(20,015)

Cash flows from financing activities:
Net borrowings on lines of credit	4,643	4,643
Principal payments on notes payable and long-term debt	(3,968)	(3,968)
Long-term borrowings	4,855	4,855
Proceeds from exercise of stock options and ESPP	1,886	1,886
Preferred stock dividends paid in cash	(450)	(450)

Net cash provided by financing activities	6,966	6,966

Effect of exchange rate changes	(404)	(404)

Net increase in cash and cash equivalents	5,484	5,484

Cash and cash equivalents at beginning of year	7,022	7,022

Cash and cash equivalents at end of year	$12,506	$12,506

Newpark Resources, Inc.
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2004
(Unaudited)

	As Previously
(In thousands)	Reported	Restated

Cash flows from operating activities:
Net income	$3,245	$3,533
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	10,158	9,690
Stock-based compensation expense	—	306
Provision for deferred income taxes	1,010	1,167
Gain on sale of assets	(223)	(223)
Change in assets and liabilities, net of acquisitions:
Decrease in restricted cash	8,029	8,029
Decrease (increase) in accounts and notes receivable	575	(1,108)
Increase in inventories	(1,255)	(1,255)
Increase in other assets	(4,552)	(3,185)
Decrease in accounts payable	(8,123)	(8,123)
Increase in accrued liabilities and other	9,216	9,249

Net cash provided by operations	18,080	18,080

Cash flows from investing activities:
Capital expenditures	(7,265)	(7,265)
Proceeds from sale of property, plant and equipment	1,583	1,583
Payment received on former shipyard operation note receivable	6,328	6,328

Net cash provided by investing activities	646	646

Cash flows from financing activities:
Net payments on lines of credit	(14,123)	(14,123)
Principal payments on notes payable and long-term debt	(1,136)	(1,136)
Proceeds from exercise of stock options and ESPP	255	255
Preferred stock dividends paid in cash	(225)	(225)

Net cash used in financing activities	(15,229)	(15,229)

Effect of exchange rate changes	(223)	(223)

Net increase in cash and cash equivalents	3,274	3,274

Cash and cash equivalents at beginning of year	4,692	4,692

Cash and cash equivalents at end of year	$7,966	$7,966

Newpark Resources, Inc.
Consolidated Balance Sheet
September 30, 2005
(Unaudited)

	As Previously
(In thousands, except share data)	Reported	Restated

ASSETS
Current assets:
Cash and cash equivalents	$10,318	$10,318
Trade accounts receivable, less allowance of $1,107 in 2005	132,608	132,608
Notes and other receivables	10,158	10,158
Inventories	83,746	83,746
Deferred tax asset	10,585	10,585
Prepaid expenses and other current assets	13,236	13,236

Total current assets	260,651	260,651

Property, plant and equipment, at cost, net of accumulated depreciation	236,765	235,421
Goodwill	117,035	117,035
Deferred tax asset	—	4,036
Other intangible assets, net of accumulated amortization	18,525	13,488
Other assets	6,648	6,162

	$639,624	$636,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Foreign bank lines of credit	$10,514	$10,514
Current maturities of long-term debt	10,037	10,037
Accounts payable	41,278	41,278
Accrued liabilities	38,794	39,745

Total current liabilities	100,623	101,574

Long-term debt, less current portion	193,187	193,187
Other noncurrent liabilities	3,336	3,336

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none outstanding at September 30, 2005	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 88,303,729 shares outstanding at September 30, 2005	884	884
Paid-in capital	427,280	435,533
Unearned restricted stock compensation	(294)	(294)
Accumulated other comprehensive income	7,754	7,754
Retained deficit	(93,146)	(105,181)

Total stockholders’ equity	342,478	338,696

	$639,624	$636,793

Newpark Resources, Inc.
Consolidated Statement of Income
Three Months Ended September 30, 2005
(Unaudited)

	As Previously
(In thousands, except share data)	Reported	Restated

Revenues	$139,143	$139,143

Cost of revenues	126,420	126,067

	12,723	13,076

General and administrative expenses	2,480	2,482
Provision for uncollectible accounts	—	—
Impairment losses	—	—

Operating income	10,243	10,594

Foreign currency exchange gain	(352)	(352)
Interest and other income	(126)	(126)
Interest expense	4,122	4,122

Income before income taxes	6,599	6,950
Provision for income taxes	1,554	1,678

Net income	5,045	5,272
Less: Preferred stock dividends and accretion	59	59

Net income applicable to common and common equivalent shares	$4,986	$5,213

Income per common and common equivalent share:
Basic	$0.06	$0.06

Diluted	$0.06	$0.06

Newpark Resources, Inc.
Consolidated Statement of Income
Three Months Ended September 30, 2004
(Unaudited)

	As Previously
(In thousands, except share data)	Reported	Restated

Revenues	$110,790	$110,790

Cost of revenues	103,401	103,097

	7,389	7,693

General and administrative expenses	2,122	2,124
Provision for uncollectible accounts	—	—
Impairment losses	—	—

Operating income	5,267	5,569

Foreign currency exchange loss	76	76
Interest and other income	(118)	(118)
Interest expense	3,760	3,760

Income before income taxes	1,549	1,851
Provision for income taxes	589	696

Net income	960	1,155
Less: Preferred stock dividends and accretion	225	225

Net income applicable to common and common equivalent shares	$735	$930

Income per common and common equivalent share:
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

Newpark Resources, Inc.
Consolidated Statement of Income
Nine Months Ended September 30, 2005
(Unaudited)

	As Previously
(In thousands, except share data)	Reported	Restated

Revenues	$409,692	$409,692

Cost of revenues	368,194	367,343

	41,498	42,349

General and administrative expenses	7,180	7,186
Provision for uncollectible accounts	—	—
Impairment losses	—	—

Operating income	34,318	35,163

Foreign currency exchange gain	(343)	(343)
Interest and other income	(250)	(250)
Interest expense	12,398	12,398

Income before income taxes	22,513	23,358
Provision for income taxes	7,300	7,582

Net income	15,213	15,776
Less: Preferred stock dividends and accretion	509	509

Net income applicable to common and common equivalent shares	$14,704	$15,267

Income per common and common equivalent share:
Basic	$0.17	$0.18

Diluted	$0.17	$0.18

Newpark Resources, Inc.
Consolidated Statement of Income
Nine Months Ended September 30, 2004
(Unaudited)

	As Previously
(In thousands, except share data)	Reported	Restated

Revenues	$319,733	$319,733

Cost of revenues	296,110	295,355

	23,623	24,378

General and administrative expenses	6,993	7,001
Provision for uncollectible accounts	—	—
Impairment losses	—	—

Operating income	16,630	17,377

Foreign currency exchange loss	217	217
Interest and other income	(1,255)	(1,255)
Interest expense	10,885	10,885

Income before income taxes	6,783	7,530
Provision for income taxes	2,578	2,842

Net income	4,205	4,688
Less: Preferred stock dividends and accretion	713	713

Net income applicable to common and common equivalent shares	$3,492	$3,975

Income per common and common equivalent share:
Basic	$0.04	$0.05

Diluted	$0.04	$0.05

Newpark Resources, Inc.
Consolidated Statement of Comprehensive Income
Three Months Ended September 30, 2005
(Unaudited)

	As Previously
(In thousands)	Reported	Restated

Net income	$5,045	$5,272

Other comprehensive income (loss):

Foreign currency translation adjustments	1,878	1,878

Comprehensive income	$6,923	$7,150

Newpark Resources, Inc.
Consolidated Statement of Comprehensive Income
Three Months Ended September 30, 2004
(Unaudited)

	As Previously
(In thousands)	Reported	Restated

Net income	$960	$1,155

Other comprehensive income (loss):

Foreign currency translation adjustments	1,706	1,706

Comprehensive (loss) income	$2,666	$2,861

Newpark Resources, Inc.
Consolidated Statement of Comprehensive Income
Nine Months Ended September 30, 2005
(Unaudited)

	As Previously
(In thousands)	Reported	Restated

Net income	$15,213	$15,776

Other comprehensive income (loss):

Foreign currency translation adjustments	(445)	(445)

Comprehensive income	$14,768	$15,331

Newpark Resources, Inc.
Consolidated Statement of Comprehensive Income
Nine Months Ended September 30, 2004
(Unaudited)

	As Previously
(In thousands)	Reported	Restated

Net income	$4,205	$4,688

Other comprehensive income (loss):

Foreign currency translation adjustments	(788)	(788)

Comprehensive income	$3,417	$3,900

Newpark Resources, Inc.
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2005
(Unaudited)

	As Previously
(In thousands)	Reported	Restated

Cash flows from operating activities:
Net income	$15,213	$15,776
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	18,975	17,658
Stock-based compensation expense	—	552
Provision for deferred income taxes	6,570	6,851
Gain on sale of assets	(549)	(549)
Change in assets and liabilities, net of acquisitions:
Increase in accounts and notes receivable	(31,907)	(32,963)
Decrease in inventories	395	395
Increase in other assets	(5,918)	(5,326)
Decrease in accounts payable	1,822	1,822
Increase in accrued liabilities and other	14,233	14,618

Net cash provided by operations	18,834	18,834

Cash flows from investing activities:
Capital expenditures	(25,348)	(25,348)
Proceeds from sale of property, plant and equipment	1,022	1,022
Acquisitions, net of cash acquired	(840)	(840)

Net cash used in investing activities	(25,166)	(25,166)

Cash flows from financing activities:
Net borrowings on lines of credit	6,415	6,415
Principal payments on notes payable and long-term debt	(5,890)	(5,890)
Long-term borrowings	4,855	4,855
Proceeds from exercise of stock options and ESPP	4,942	4,942
Preferred stock dividends	(375)	(375)

Net cash provided by financing activities	9,947	9,947

Effect of exchange rate changes	(319)	(319)

Net increase in cash and cash equivalents	3,296	3,296

Cash and cash equivalents at beginning of year	7,022	7,022

Cash and cash equivalents at end of year	$10,318	$10,318

Newpark Resources, Inc.
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2004
(Unaudited)

	As Previously
(In thousands)	Reported	Restated

Cash flows from operating activities:
Net income	$4,205	$4,688
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	15,340	14,636
Stock-based compensation expense	—	440
Provision for deferred income taxes	2,008	2,268
Gain on sale of assets	(15)	(15)
Change in assets and liabilities, net of acquisitions:
Decrease in restricted cash	8,029	8,029
Increase in accounts and notes receivable	(7,806)	(12,445)
(Increase) decrease in inventories	(105)	1,474
Increase in other assets	(5,385)	(2,854)
Decrease in accounts payable	(4,156)	(4,156)
Increase in accrued liabilities and other	1,040	1,090

Net cash provided by operations	13,155	13,155

Cash flows from investing activities:
Capital expenditures	(14,224)	(14,224)
Proceeds from sale of property, plant and equipment	336	336
Payment received on former shipyard operation note receivable	6,328	6,328

Net cash used in investing activities	(7,560)	(7,560)

Cash flows from financing activities:
Net payments on lines of credit	(19,345)	(19,345)
Long-term borrowings	13,213	13,213
Proceeds from exercise of stock options and ESPP	631	631
Preferred stock dividends paid in cash	(450)	(450)

Net cash used in financing activities	(5,951)	(5,951)

Effect of exchange rate changes	(5)	(5)

Net decrease in cash and cash equivalents	(361)	(361)

Cash and cash equivalents at beginning of year	4,692	4,692

Cash and cash equivalents at end of year	$4,331	$4,331

Supplemental selected quarterly financial data:

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(Restated)	(Restated)	(Restated)	(Restated)
(In thousands, except per share amounts)				(1)

Fiscal Year 2005
Revenues	$129,053	$141,496	$139,143	$145,326
Operating income	12,359	12,210	10,594	14,404	(2)
Net income	5,199	4,855	5,213	7,005	(2)

Net income per share:
Basic	0.06	0.06	0.06	0.08
Diluted	0.06	0.06	0.06	0.08

Fiscal Year 2004
Revenues	$104,309	$104,633	$110,790	$113,690
Operating income	6,416	5,391	5,569	4,286	(3)
Net income	1,526	1,519	930	584	(3)

Net income per share:
Basic	0.02	0.02	0.01	0.00
Diluted	0.02	0.02	0.01	0.00

(1)	The impact of the restatement on the quarter ended December 31, 2005 was $2.2 million decrease to revenues, $245,000 increase to operating income, $79,000 increase to net income and no impact to basic or diluted net income per share. The impact on the quarter ended December 31, 2004 was $91,000 increase to operating income, $58,000 increase to net income and a $0.01 increase in basic and diluted net income per share.

(2)	In the quarter ended December 31, 2005, Newpark recorded recoveries under insurance policies, net of losses, in the amount of $1.5 million in connection with damages sustained in the third and fourth quarters of 2005 as a result of Hurricanes Katrina and Rita.

(3)	In the quarter ended December 31, 2004, Newpark recorded an impairment loss of $3.4 million due to the other-than-temporary impairment of an investment in convertible, redeemable preferred stock of a company that owns thermal desorption technology.
R. Segment and Related Information
     Newpark’s three business units have separate management teams and infrastructures that offer different products and services to a homogenous customer base. The business units form the three reportable segments of Fluids Systems & Engineering, Mat & Integrated Services and Environmental Services. Intersegment revenues are generally recorded at cost for items which are included in property, plant and equipment of the purchasing segment, and at standard markups for items which are included in cost of revenues of the purchasing segment.
     Fluids Systems & Engineering: This segment provides drilling fluids systems and engineering services and onsite drilling fluids management services. The primary operations for this segment are in the U.S. Gulf Coast, the U.S. Central region (including the U.S. Rocky Mountains, Oklahoma and West Texas), Canada and areas surrounding the Mediterranean Sea and Eastern Europe. Customers include major multinational, independent and national oil companies.
     Mat & Integrated Services: This segment provides prefabricated interlocking mat systems for constructing drilling and work sites. In addition, the segment provides fully-integrated onsite and offsite environmental services, including site assessment, pit design, construction and drilling waste management, and regulatory compliance services. The primary markets served include the U.S. Gulf Coast and Canada. The principal customers are major independent and multi-national companies. In addition, this segment provides temporary work site services to the pipeline, electrical utility and highway construction industries principally in the Southeastern portion of the United States.
     Environmental Services: This segment provides disposal services for both oilfield E&P waste and E&P waste contaminated with naturally occurring radioactive material. The primary method used for disposal is low pressure injection into environmentally secure geologic formations deep underground. The primary operations for this segment are in the U.S. Gulf Coast market. This segment also operates in the U.S. Midcontinent and Canada. Customers include major multinational and independent oil companies. This segment also includes the results of Newpark’s water treatment operation.
     During August and September of 2005, Newpark’s fluids systems and engineering and environmental services operations along the Gulf Coast were affected by Hurricanes Katrina and Rita. As a result, in 2005 Newpark recorded net reductions to cost of revenues of $641,000 in the fluids systems and engineering segment and $854,000 in the environmental services segment reflecting net insurance recoveries.
     In 2004, Newpark recorded an impairment loss of $3.4 million due to the other-than-temporary impairment of an investment in convertible, redeemable preferred stock of a company that owns thermal desorption technology. At December 31, 2003, this investment was reported in Other in the Segment Assets table that follows.

     Summarized financial information concerning Newpark’s reportable segments follows:

	Years Ended December 31,
	2005	2004	2003
(In thousands)	(Restated)	(Restated)	(Restated)

Revenues (1)
Fluids Systems & Engineering	$384,210	$272,946	$215,643
Mat & Integrated Services	109,653	96,160	88,059
Environmental Services	61,285	64,477	68,808
Eliminations	(130)	(161)	(250)

Total Revenues	$555,018	$433,422	$372,260

(1) Segment revenues include the following intersegment transfers:
Fluids Systems & Engineering	$2	$9	$152
Mat & Integrated Services	128	152	98

Total Intersegment Transfers	$130	$161	$250

Depreciation and Amortization
Fluids Systems & Engineering	$9,564	$7,505	$7,088
Mat & Integrated Services	9,543	7,035	8,698
Environmental Services	4,339	4,215	4,073
Other	1,035	1,000	566

Depreciation and Amortization	$24,481	$19,755	$20,425

Operating Income
Fluids Systems & Engineering	$40,589	$21,524	$11,563
Mat & Integrated Services	13,054	5,618	437
Environmental Services	6,312	8,113	12,878

Total Segment Gross Profit	59,955	35,255	24,878
General and administrative expenses	(9,545)	(9,394)	(5,813)
Impairment losses and provision for uncollectible accounts	(843)	(4,199)	(1,350)

Total Operating Income	$49,567	$21,662	$17,715

Segment Assets
Fluids Systems & Engineering	$330,932	$281,347	$253,526
Mat & Integrated Services	121,925	111,083	115,769
Environmental Services	166,040	162,654	160,362
Other	32,397	32,287	42,375

Total Assets	$651,294	$587,371	$572,032

Capital Expenditures
Fluids Systems & Engineering	$14,592	$11,053	$14,038
Mat & Integrated Services	7,494	4,184	2,685
Environmental Services	12,591	3,871	3,829
Other	1,107	2,575	2,174

Total Capital Expenditures	$35,784	$21,683	$22,726

     The following table sets forth information about Newpark’s operations by geographic area:

	Years Ended December 31,
	2005	2004	2003
(In thousands)	(Restated)	(Restated)	(Restated)

Revenue
Domestic	$457,423	$359,325	$285,244
Canada	56,809	40,070	50,312
Mediterranean areas	40,268	34,027	36,704
Mexico	518	—	—

Total Revenue	$555,018	$433,422	$372,260

Operating Income (Loss)
Domestic	$45,250	$21,898	$12,468
Canada	915	(427)	2,797
Mediterranean areas	3,277	551	2,450
Mexico	125	(360)	—

Total Operating Income (Loss)	$49,567	$21,662	$17,715

Assets
Domestic	$549,693	$496,394	$486,543
Canada	46,856	43,067	38,575
Mediterranean areas	53,401	39,988	46,914
Mexico	1,344	7,922	—

Total Assets	$651,294	$587,371	$572,032

S. Condensed Consolidating Financial Information
     On December 17, 1997, Newpark issued $125 million of unsecured Senior Subordinated Notes (the “Notes”), which mature on December 15, 2007. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of Newpark. Each of the guarantees is an unsecured obligation of the guarantor and ranks equal in right of payment with the guarantees provided by and the obligations of the guarantor subsidiaries under the Credit Facility. Each guarantee also ranks equal in right of payment with all existing and future unsecured indebtedness of the guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to the guarantee. The net proceeds from the issuance of the Notes were used by Newpark to repay outstanding revolving indebtedness and for general corporate purposes, including working capital, capital expenditures and acquisitions of businesses.
     Newpark has redeemed the Notes subsequent to December 31, 2005 as further described in Note T.

     The following condensed consolidating balance sheets as of December 31, 2005 and 2004 and the related condensed consolidating statements of income and cash flows for the years ended December 31, 2005, 2004 and 2003 should be read in conjunction with the notes to these consolidated financial statements:
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2005 (RESTATED)
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$3,249	$1,329	$3,411	$—	$7,989
Accounts receivable, net	—	108,718	34,912	(6,456)	137,174
Inventories	—	67,497	21,234	—	88,731
Other current assets	19,003	14,150	10,328	(1,179)	42,302

Total current assets	22,252	191,694	69,885	(7,635)	276,196

Investment in subsidiaries	495,979	—	—	(495,979)	—
Property and equipment, net	9,902	221,770	6,737	—	238,409
Goodwill	—	95,114	21,727	—	116,841
Identifiable intangibles, net	—	10,541	2,268	—	12,809
Other assets, net	22,863	1,867	984	(18,675)	7,039

Total assets	$550,996	$520,986	$101,601	$(522,289)	$651,294

Current liabilities:
Foreign bank lines of credit	$—	$—	$10,890	$—	$10,890
Current portion of long-term debt	7,180	5,448	68	—	12,696
Accounts payable	1,337	30,803	17,300	(2,069)	47,371
Accrued liabilities	6,209	26,215	13,739	(5,432)	40,731

Total current liabilities	14,726	62,466	41,997	(7,501)	111,688

Long-term debt	181,011	3,963	17,751	(16,792)	185,933
Other non-current liabilities	8,534	(1,802)	2,233	(2,017)	6,948

Common stock	884	807	12,750	(13,557)	884
Paid-in capital	436,636	440,045	22,044	(462,089)	436,636
Unearned restricted stock	(235)	—	—	—	(235)
Cumulative translation adjustment	7,616	—	5,201	(5,201)	7,616
Retained deficit	(98,176)	15,507	(375)	(15,132)	(98,176)

Total stockholders’ equity	346,725	456,359	39,620	(495,979)	346,725

Total liabilities and equity	$550,996	$520,986	$101,601	$(522,289)	$651,294

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004 (RESTATED)
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$1,954	$1,200	$3,868	$—	$7,022
Accounts receivable, net	—	82,651	20,096	(2,160)	100,587
Inventories	—	65,158	18,886	—	84,044
Other current assets	15,814	7,744	8,967	(484)	32,041

Total current assets	17,768	156,753	51,817	(2,644)	223,694

Investment in subsidiaries	458,257	—	—	(458,257)	—
Property and equipment, net	3,814	198,648	6,327	—	208,789
Goodwill	—	95,114	22,300	—	117,414
Identifiable intangibles, net	—	7,130	2,640	—	9,770
Other assets, net	26,122	18,580	776	(17,774)	27,704

Total assets	$505,961	$476,225	$83,860	$(478,675)	$587,371

Current liabilities:
Foreign bank lines of credit	$—	$—	$8,017	$—	$8,017
Current portion of long-term debt	1,250	3,748	33	—	5,031
Accounts payable	956	30,868	9,158	(2,160)	38,822
Accrued liabilities	5,736	11,583	10,606	(484)	27,441

Total current liabilities	7,942	46,199	27,814	(2,644)	79,311

Long-term debt	177,861	4,083	18,372	(14,030)	186,286
Other non-current liabilities	502	(1,104)	2,720	—	2,118

Preferred stock	20,000	—	—	—	20,000
Common stock	840	807	12,750	(13,557)	840
Paid-in capital	411,537	444,905	21,397	(466,302)	411,537
Unearned restricted stock	(472)	—	—	—	(472)
Cumulative translation adjustment	8,199	—	3,740	(3,740)	8,199
Retained deficit	(120,448)	(18,665)	(2,933)	21,598	(120,448)

Total stockholders’ equity	319,656	427,047	34,954	(462,001)	319,656

Total liabilities and equity	$505,961	$476,225	$83,860	$(478,675)	$587,371

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2005 (RESTATED)
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$457,423	$97,595	$—	$555,018

Cost of revenues	—	404,567	90,496	—	495,063

	—	52,856	7,099	—	59,955
General and administrative expense	7,057	—	2,488	—	9,545
Provision for uncollectible accounts	—	774	69	—	843

Operating income (loss)	(7,057)	52,082	4,542	—	49,567

Other (income) expense	1,470	(106)	(2,043)	—	(679)

Interest expense	11,948	798	3,409	—	16,155

Income (loss) before income taxes	(20,475)	51,390	3,176	—	34,091
Income taxes (benefit)	(6,526)	17,218	618	—	11,310
Equity in earnings of subsidiaries	36,730	—	—	(36,730)	—

Net income (loss)	$22,781	$34,172	$2,558	$(36,730)	$22,781

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2004 (RESTATED)
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$359,325	$74,097	$—	$433,422

Cost of revenues	—	326,099	72,068	—	398,167

	—	33,226	2,029	—	35,255
General and administrative expense	7,129	—	2,265	—	9,394
Provision for uncollectible accounts	—	800	—	—	800
Impairment losses	3,399	—	—	—	3,399

Operating income (loss)	(10,528)	32,426	(236)	—	21,662

Other (income) expense	(856)	(462)	(328)	—	(1,646)

Interest expense	12,263	575	1,959	—	14,797

Income (loss) before income taxes	(21,935)	32,313	(1,867)	—	8,511
Income taxes (benefit)	(8,007)	11,882	(861)	—	3,014
Equity in earnings of subsidiaries	19,425	—	—	(19,425)	—

Net income (loss)	$5,497	$20,431	$(1,006)	$(19,425)	$5,497

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2003 (RESTATED)
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$285,244	$87,016	$—	$372,260

Cost of revenues	—	267,757	79,625	—	347,382

	—	17,487	7,391	—	24,878
General and administrative expense	3,480	—	2,333	—	5,813
Provision for uncollectible accounts	—	1,000	—	—	1,000
Impairment losses	—	350	—	—	350

Operating income (loss)	(3,480)	16,137	5,058	—	17,715

Other (income) expense	568	(247)	(1,785)	—	(1,464)

Interest expense	11,756	686	2,809	—	15,251

Income (loss) before income taxes	(15,804)	15,698	4,034	—	3,928
Income taxes (benefit)	(5,925)	6,228	1,981	—	2,284
Equity in earnings of subsidiaries	11,523	—	—	(11,523)	—

Net income (loss)	$1,644	$9,470	$2,053	$(11,523)	$1,644

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005 (RESTATED)
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(23,047)	$42,511	$9,632	$—	$29,096

Net cash provided by (used in) investing activities:
Capital expenditures, net of sales and insurance proceeds	(4,857)	(26,347)	(1,744)	—	(32,948)
Acquisition, net of cash acquired	(881)	—	—	—	(881)
Investments	21,487	(9,638)	(11,849)	—	—

	15,749	(35,985)	(13,593)	—	(33,829)

Net cash provided by (used in) financing activities:
Net borrowings (payments) on lines of credit, notes payable and long-term debt	2,913	(6,397)	3,875	—	391
Other	5,680	—	—	—	5,680

	8,593	(6,397)	3,875	—	6,071

Effect of exchange rate changes	—	—	(371)	—	(371)

Net increase (decrease) in cash and cash equivalents	1,295	129	(457)	—	967
Cash and cash equivalents:
Beginning of period	1,954	1,200	3,868	—	7,022

End of period	$3,249	$1,329	$3,411	$—	$7,989

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004 (RESTATED)
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(24,709)	$38,777	$7,454	$—	$21,522

Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(2,576)	(17,174)	(1,538)	—	(21,288)
Investments	20,684	(15,895)	(4,789)	—	—
Payment received on former shipyard operation note receivable	6,328	—	—	—	6,328

	24,436	(33,069)	(6,327)	—	(14,960)

Net cash provided by (used in) financing activities:
Net borrowings (payments) on lines of credit, notes payable and long-term debt	1,613	(4,148)	(2,398)	—	(4,933)
Other	435	—	—	—	435

	2,048	(4,148)	(2,398)	—	(4,498)

Effect of exchange rate changes	—	—	266	—	266

Net increase (decrease) in cash and cash equivalents	1,775	1,560	(1,005)	—	2,330
Cash and cash equivalents:
Beginning of period	179	(360)	4,873	—	4,692

End of period	$1,954	$1,200	$3,868	$—	$7,022

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003 (RESTATED)
(In thousands)

	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(30,423)	$38,785	$(810)	$—	$7,552

Net cash provided by (used in) investing activities:
Capital expenditures, net of sales proceeds	(2,174)	(16,524)	(3,345)	—	(22,043)
Investments	17,001	(19,108)	2,107	—	—

	14,827	(35,632)	(1,238)	—	(22,043)

Net cash provided by (used in) financing activities:
Net borrowings (payments) on lines of credit, notes payable and long-term debt	15,000	(3,755)	4,084	—	15,329
Other	303	—	—	—	303

	15,303	(3,755)	4,084	—	15,632

Effect of exchange rate changes	—	—	826	—	826
Net increase (decrease) in cash and cash equivalents	(293)	(602)	2,862	—	1,967
Cash and cash equivalents:
Beginning of period	472	242	2,011	—	2,725

End of period	$179	$(360)	$4,873	$—	$4,692

T. Subsequent Events
Litigation
     Between April 21, 2006 and May 9, 2006, five lawsuits asserting claims against Newpark for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 were filed in the U.S. District Court for the Eastern District of Louisiana: Kim vs. Newpark Resources, Inc. (the “Kim Suit”); Lowry vs. Newpark Resources, Inc.; Galchutt vs. Newpark Resources, Inc.; Wallace vs. Newpark Resources, Inc.; and Farr vs. Newpark Resources, Inc. Additionally, all five complaints assert that James D. Cole, Newpark’s former Chief Executive Officer and Matthew W. Hardey, Newpark’s former Chief Financial Officer are liable for Newpark’s violations as control persons under Section 20(a) of the Exchange Act. The latter four lawsuits have been transferred to the judge presiding over the Kim Suit who has consolidated all five actions as In re: Newpark Resources, Inc. Securities Litigation. The judge has set a deadline for the lead plaintiff’s counsel to file an amended, consolidated class action complaint by October 16, 2006, which date the parties are asking to extend by agreement to 30 days after the filing of Newpark’s Form 10-K/A for the year ended December 31, 2005.
     The complaints, asserting unspecified damages, allege that Newpark’s April 17, 2006 press release concerning the internal investigation into potential irregularities in the processing and payment of invoices at one of its subsidiaries, Soloco Texas, LP (“Soloco”), establishes that Newpark misrepresented or omitted to disclose to the investing public irregularities in the processing and payment of invoices at Soloco and a lack of internal controls and flawed accounting practices and, consequently, that Newpark did not prepare its financial statements according to generally accepted accounting principles.

     On August 17, 2006, a shareholder derivative action was filed in the 24th Judicial District Court for the Parish of Jefferson, captioned: Victor Dijour, Derivatively on Behalf of Nominal Defendant Newpark Resources, Inc., v. James D. Cole, et al. This action was brought allegedly for the benefit of Newpark which is sued as a nominal defendant, against Messrs. Cole, Hardey, William Thomas Ballantine, Newpark’s former Chief Operating Officer, President and Director; and directors David P. Hunt, Alan J. Kaufman, Roger C. Stull and James H. Stone. The plaintiffs allege improper granting, recording and accounting of backdated grants of Newpark’s stock options to its executives from 1994 to 2000. To date, no discovery has been conducted. Newpark intends to contest vigorously the plaintiffs’ right to bring this case. The plaintiffs do not seek any recovery against Newpark. Instead, they seek unspecified damages from the individual defendants on Newpark’s behalf for alleged breach of fiduciary duty, and against Messrs. Cole and Hardey for alleged unjust enrichment. Pursuant to previously existing indemnification agreements, Newpark will indemnify the officer and director defendants for the fees they incur to defend themselves.
     On August 28, 2006, a second shareholder derivative action was filed in the 24th Judicial District Court for the Parish of Jefferson, captioned: James Breaux, Derivatively on Behalf of Nominal Defendant Newpark Resources, Inc., v. James D. Cole, et al. This action was brought, allegedly for the benefit of Newpark which is sued as a nominal defendant, against Messrs. Cole, Hardey, Ballantine, and directors David P. Hunt, Alan J. Kaufman, Roger C. Stull and James H. Stone, alleging improper backdating of stock option grants to Newpark executives, improper recording and accounting of the backdated stock option grants and producing and disseminating false financial statements and other SEC filings to Newpark shareholders and the market. To date, no discovery has been conducted. Newpark intends to vigorously contest the plaintiffs’ right to bring this case. Plaintiffs do not seek any recovery against Newpark. Instead, they seek unspecified damages from the individual defendants on behalf of Newpark for alleged breach of fiduciary duty, and against Messrs. Cole, Hardey and Ballantine for alleged unjust enrichment. Pursuant to previously existing indemnification agreements, Newpark will indemnify the officer and director defendants for the fees they incur to defend themselves.
     Newpark has retained counsel to defend its interests. Newpark has given appropriate notice under its directors’ and officers’ coverage to its insurance carrier, which has issued a reservation of rights letter. Management cannot predict whether these lawsuits will have a material effect on Newpark’s consolidated financial position, statements of operations or cash flows.
     With regard to the shareholder derivative actions referenced above, the Executive Committee of the Board of Directors has created a Special Litigation Committee to review the allegations and the Special Litigation Committee has retained outside counsel to assist it.
Business Interruption Recovery
     In the third quarter of 2006, Newpark received the final settlement of its business interruption coverage related to losses incurred as a result of Hurricanes Katrina and Rita. The total amount received and recorded as a reduction to cost of revenues in the quarter ended September 30, 2006 was approximately $4.2 million.
Closing of Subsidiary
     On August 24, 2006, management of the Company with the approval of the Executive Committee of the Board of Directors of Newpark determined to shut down the operations of Newpark Environmental Water Solutions, LLC, or NEWS, and to dispose of or redeploy all of the assets used in connection with its operations. NEWS was formed in early 2005 to commercialize in the United States and Canada a proprietary and patented water treatment technology owned by a Mexican company. In connection with the shut-down, Newpark currently expects to recognize in 2006 a non-cash pre-tax impairment charge of approximately $20.0 million against the assets attributable to the water treatment business. This estimated impairment charge relates to the write-down of investments in property, plant and equipment of approximately $18.0 million and advances and other capitalized costs associated with certain agreements of approximately $2.0 million.
     In addition, Newpark expects to incur pre-tax cash charges for severance and other exit costs in the range of $4.0 million to $4.5 million, including severance costs of approximately $500,000 and site closure costs of approximately $3.5 million to $4.0 million, which will be expensed as incurred, with the majority of these costs expected to be incurred in 2006 and 2007.
          The reasons for this action include the following:
•	following continued negotiations in late July 2006, Newpark’s conclusion that a satisfactory agreement with the owners of the technology could not be reached,

•	receipt of a report from outside consultants in August 2006 regarding the evaluation of the water treatment market and the technology,

•	difficulty in utilizing the technology on a consistently reliable basis,

•	losses incurred by NEWS to date, and

•	the prospect that the business will incur substantial future losses due to the inability to re-negotiate a disposal contract for the Gillette, Wyoming, facility in August 2006 and recent receipt of waste streams that have become increasingly more costly to process.
     By shutting down the operations of NEWS at this time, Newpark believes that it will avoid substantial future losses and negative operating cash flows related to this business, once all exit costs are incurred. Excluding depreciation, the operating loss for NEWS during the first six months of 2006 was approximately $2.0 million and for the month of July 2006 was approximately $450,000.
     In mid-September 2006, Newpark started to shut down the facilities and will start the site closure process as soon as all existing projects have been completed. In addition, Newpark has begun the process of exploring possible sale of existing equipment and facilities.
     In response to Newpark’s announcement to shut down the operations of NEWS as disclosed in Newpark’s Current Report on Form 8-K filed on August 30, 2006, and as described above, on September 28, 2006, Newpark received a letter from counsel for the Mexican company demanding, among other things, that Newpark return to the Mexican company certain equipment and pay it an aggregate of $4.0 million for the period that this equipment was utilized, technical support and administrative costs, unreimbursed costs of the equipment, and lost profits due to the Mexican company’s dedication of time to Newpark’s water treatment business. The Mexican company demanded payment within 30 days of the date of the letter. While Newpark’s preliminary view is that it is not obligated to pay any amounts to the Mexican company, it is reviewing the letter received from counsel for the Mexican company and will respond in due course.
Term Credit Agreement
     On August 18, 2006, Newpark entered into a Term Credit Agreement (“Term Credit Facility”) with certain lenders, JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust Company, as collateral agent. This Term Credit Facility obtained pursuant to this agreement in the aggregate face amount of $150.0 million, has a five-year term and an initial interest rate of LIBOR plus 3.25%, based on Newpark’s corporate family ratings of B1 by Moody’s and B+ by Standard & Poor’s. The maturity date of the Term Credit Facility is August 18, 2011.

     The Term Credit Facility requires that Newpark will enter into, and thereafter maintain, rate management transactions, such as interest rate swap arrangements, to the extent necessary to provide that at least 50% of the aggregate principal amount of the Term Credit Facility is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. In connection with this provision, Newpark entered into an interest rate swap arrangement for the period from September 22, 2006 through March 22, 2008, which fixes the LIBOR rate applicable to 100% of the principal amount under the Term Credit Facility at 5.35%. In addition, Newpark entered into an interest rate cap arrangement that provides for a maximum LIBOR rate of 6.00% on the principal amount of $68.9 million for the period from March 22, 2008 through September 22, 2009. Newpark paid a fee of $170,000 for the interest rate cap arrangement, which is expected to be expensed during the period covered by the arrangement.
     Newpark made a draw down of the entire Term Credit Facility on September 22, 2006, and redeemed the then outstanding 8 5/8% Senior Subordinated Notes, which Newpark refers to as the Notes, in the principal amount of $125.0 million plus accrued interest. In addition, Newpark repaid the barite facilities financing and the term portion of the current facility. The Term Credit Facility is a senior secured obligation of ours and is secured by first liens on all of Newpark’s tangible and intangible assets, excluding accounts receivable and inventory, and by a second lien on accounts receivable and inventory. The Term Credit Facility is callable at face value, except for a 1% call premium if called at any time during the first year.
     In connection with the redemption of the Notes and the payout of the other term debt, Newpark expensed the unamortized balance of debt issuance costs related to these debt instruments. The total expected charge of approximately $838,000 for the write off of unamortized debt issuance costs will be recorded in the third quarter of 2006. In addition, the prepayment of the barite facilities financing resulted in a prepayment penalty of approximately $369,000, which also will be recorded in the third quarter of 2006.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
ITEM 9A. Controls and Procedures
     As further described in the Explanatory Note and in Note A to the Consolidated Financial Statements contained in this Annual Report on Form 10-K/A, this report contains the restatement of our historical consolidated financial statements. The material accounting errors that ultimately resulted in the restatement of our historical consolidated financial statements were determined to have resulted from certain material weaknesses in our internal controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As a result of the conclusions reached during the independent investigation initiated by our Audit Committee, we have concluded that the following material weaknesses existed at December 31, 2005:
Control Environment. We did not maintain an effective control environment based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Controls — Integrated Framework.” Specifically, we did not maintain controls adequate to prevent or detect intentional override of or intervention with our controls or intentional misconduct by certain former members of senior management. This ineffective control environment permitted those former members of senior management to override certain controls. As a result of these overrides, a number of transactions were not properly accounted for in our consolidated financial statements, which resulted in the need to restate our historical consolidated financial statements. Additionally, we did not adequately monitor certain of our control practices or foster an environment that allowed for a consistent and open flow of information and communication between those who initiated transactions and those who were responsible for the financial reporting of those transactions, principally at one of our subsidiaries, Soloco, Inc. Specifically, former senior management entered into licensing agreements with a third-party vendor that lacked commercial and economic substance or proper supporting documentation resulting in the inappropriate capitalization of assets. Former senior management also authorized several sales transactions to this same third-party that lacked economic substance or proper supporting documentation, resulting in the overstatement of earnings in certain periods. Additional transactions with this third-party, which also lacked commercial and economic substance, were authorized by the same former senior management in order to unwind the sale transactions. This control deficiency resulted in the failure to detect misstatements that would have reduced income before income taxes for periods prior to December 31, 2005, by approximately $3.2 million.
Controls over the Recording of Intangible Assets. We did not maintain effective controls over the recording of intangible assets to ensure that the amortization period for intangibles assets properly reflected the estimated economic life of the asset. As a result of this control deficiency, the amortization period assigned to certain intangible assets exceeded the duration of the licenses (and the underlying patents to which the licenses related). This control deficiency resulted in the failure to detect misstatements that would have reduced the carrying value of intangible assets for periods prior to December 31, 2005, by approximately $3.0 million.
Controls over Stock-based Compensation Expense. We did not maintain effective controls over the accounting for and disclosure of our stock-based compensation expense. Specifically, effective controls, including monitoring, were not maintained to ensure the existence and completeness of approvals for stock option grants. Also, our controls were not effective to ensure the proper measurement of expense under Accounting Principles Board Opinion 25 concerning the proper recognition of the grant date, measurement date and fair value of the awards on those dates. This control deficiency resulted in the failure to detect misstatements of our stock-based compensation expense for periods prior to December 31, 2005 in the amount of approximately $10.6 million, on a pre-tax basis.
     We have revised our historical financial results for the period from December 31, 2001 to December 31, 2005. This restatement, as well as specific information regarding its impact, is discussed in Note A to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” Restatement of previously issued financial statements to reflect the correction of misstatements is an indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” We have identified deficiencies in our internal controls that did not prevent or detect intentional override or intervention with controls or the incorrect accounting for intangible assets or stock-based compensation. In light of the determination that previously issued financial statements should be restated, our management concluded that material weaknesses in internal control over financial reporting existed as of December 31, 2005 and disclosed this matter to the Audit Committee, and our independent registered public accounting firm.
Remediation Plans Related to Material Weaknesses in Internal Control over Financial Reporting
     Our management is committed to eliminating the material weaknesses noted above by improving our internal control over financial reporting. Management, along with our Board of Directors, has implemented, or is in the process of implementing, the following changes to our internal control over financial reporting:
1.	After reviewing the results of the independent investigation, the former Chief Executive Officer and the former Chief Financial Officer were terminated for cause. The former Soloco Chief Financial Officer also was terminated. Our Board of Directors hired our current Chief Executive Officer, Paul L. Howes, on March 22, 2006, and we have recently hired a new Vice President and Chief Financial Officer, as well as a Chief Administrative Officer and General Counsel, which is a newly created position.

2.	Our current Chief Executive Officer, current senior management and the Board of Directors are committed to setting the proper tone regarding internal control over financial reporting and achieving transparency through effective corporate governance, a strong control environment, business standards reflected in our Code of Business Conduct and Ethics, and financial reporting and disclosure completeness and integrity. Our current Chief Executive Officer has met with all key personnel throughout the organization who have significant roles in the establishment and maintenance of internal control over financial reporting to emphasize our commitment to enhancing those controls.

3.	We are in the process of enhancing our Code of Business Conduct and Ethics to include, among other improvements, the mandate that all potential management overrides of internal controls are to be reported directly to the Chief Administrative Officer and General Counsel. We are in the process of establishing procedures to ensure that our Code of Business Conduct and Ethics and all corporate governance policies are made available to all employees and that an annual certification of adherence to these policies is obtained from all personnel considered key to our control environment.

4.	We have hired a President of the Mat and Integrated Services business segment. This new position was established to afford greater control and transparency over the individual business units operating within this business segment. This new president has hired a new controller and is currently in the process of hiring a new chief financial officer for the business segment and has been working with the current operating and financial personnel to establish the following improvements in internal control:
•	We are in the process of evaluating any inconsistencies in established internal controls among the reporting units and will modify controls to ensure consistency as appropriate.

•	We have established additional controls surrounding the purchasing of products and services, including the requirement for segregation of all purchasing, receiving and payables processing functions.

•	We have established a monthly reconciliation process for all mat purchases, whether for resale or for rental, and a quarterly physical inventory count process performed by individuals independent of the mat accounting functions. These count procedures will be reviewed by our internal audit department at least twice per year.
5.	We are in the process of enhancing our fraud hotline through the outsourcing of this hotline to an independent company.

6.	We have established a Disclosure Committee, consisting of senior management from the corporate office and significant reporting units, and outside counsel. The Disclosure Committee will meet at least quarterly and is responsible for reviewing all quarterly and annual reports prior to filing as well as deciding, as needed, disclosure issues related to current reports.

7.	We are in the process of implementing procedures with significant vendors to confirm on an annual basis that no side agreements exist with the vendor and us, our subsidiaries or employees. This confirmation process will be monitored and controlled by our internal audit department.

8.	To enhance our preventative controls related to the possibility of a circular transaction, we are in the process of implementing a policy that requires approval prior to entering into a transaction to sell products or services to an established vendor. The approval of two of our executive officers will be required if that sale transaction or series of transactions is greater than $1 million.

9.	We are in the process of implementing a mandatory consecutive one-week vacation policy for all personnel who work in the payables or cash management departments to enhance our ability to detect and prevent circumvention of controls in these areas.

10.	We have implemented a policy that requires an independent third-party valuation of material intangible assets and independent recommendations for the amortization period prior to recording any acquisitions of those assets. In addition, as an enhancement to our established quarterly review procedure of discussing asset impairments with key operating and financial personnel, we will create an Intellectual Property Committee consisting of the Chief Administrative Officer and General Counsel, Chief Accounting Officer and Chief Financial Officer that will be responsible for the oversight of all amortizing and non-amortizing intangible assets, including the annual review of impairment of these assets. For all material intangible assets, this committee will make decisions regarding the use of independent third parties for annual assessments.
     In 2003, our stock option approval policies and procedures were changed to allow for annual grants of options to be made primarily on the date of our annual shareholders meeting. In addition, we have changed our stock option approval policies to require that any grant of options to an incoming employee will be priced at the closing price of the stock on the date of employment and that those option grants will require contemporaneous approval by our Compensation Committee.
a) Evaluation of Disclosure Controls and Procedures
     Our current Chief Executive Officer and current acting Chief Financial Officer, with the participation of management, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K/A. Based on their evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report were not adequate to ensure that (1) information required to be disclosed by us in the reports filed or furnished by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our current Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective at reaching a reasonable level of assurance of achieving the desired objective because of the material weaknesses in our internal control over financial reporting discussed above.
b) Management’s Report on Internal Control over Financial Reporting (Revised)
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15(f). Our internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Control – Integrated Framework.” In our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Subsequently, management identified the following material weaknesses in internal control over financial reporting, which existed as of December 31, 2005:

•	Failure to maintain adequate controls to prevent or detect intentional override of or intervention with controls or intentional misconduct by members of senior management;

•	Failure to maintain effective controls over the recording of intangible assets to ensure that the amortization period properly reflected the estimated economic life of the asset; and

•	Failure to maintain effective controls, including monitoring, to ensure the existence and completeness of approval of stock option grants and ensuring the proper measurement of expense under Accounting Principles Board Opinion 25.
     These material weaknesses resulted in errors that caused us to amend our Annual Report on Form 10-K for the year ended December 31, 2005, in order to restate the previously issued financial statements. As a result of these material weaknesses, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2005.
     Management’s revised assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
c) Changes in Internal Control Over Financial Reporting
     As previously reported, there was no other change in our internal control over financial reporting during the quarter ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Newpark Resources, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Revised), that Newpark Resources, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005 because of the effect of material weaknesses related to its controls to prevent or detect intentional override or intervention with controls, controls over the recording of intangible assets, and controls over stock-based compensation expense based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newpark Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our report dated March 6, 2006, we expressed an unqualified opinion on management’s previous assessment that the Company maintained effective internal controls over financial reporting as of December 31, 2005 and an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria. Management has subsequently determined that deficiencies in controls relating to the prevention or detection of intentional override or intervention with controls, controls over the recording of intangible assets, and controls over stock-based compensation expense existed as of the previous assessment date, and has further concluded that such deficiencies represented material weaknesses as of December 31, 2005. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting (Revised), to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2005. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as expressed herein, is different from that expressed in our previous report.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
▪	Failure to maintain adequate controls to prevent or detect intentional override of or intervention with controls or intentional misconduct by certain former members of senior management;

▪	Failure to maintain effective controls over the recording of intangible assets to ensure that the amortization period properly reflected the estimated economic life of the asset; and

▪	Failure to maintain effective controls, including monitoring, to ensure the existence and completeness of approval of stock option grants and ensuring the proper measurement of expense under Accounting Principles Board Opinion 25.
     These material weaknesses resulted in restatements of the Company’s previously issued interim and annual financial statements as described more fully in Note A to the consolidated financial statements. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated October 7, 2006 on those consolidated financial statements (as restated).
     In our opinion, management’s assessment that Newpark Resources, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Newpark Resources, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
/s/ Ernst & Young LLP
New Orleans, Louisiana
October 7, 2006
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

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets (restated) as of December 31, 2005 and 2004.
Consolidated Statements of Income (restated) for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Comprehensive Income (restated) for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Stockholders’ Equity (restated) for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows (restated) for the years ended December 31, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K/A.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: October 7, 2006

NEWPARK RESOURCES, INC.
By:	/s/ Paul L. Howes
Paul L. Howes
President, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul L. Howes Paul L. Howes	President, Chief Executive Officer and Director (Principal Executive Officer)	October 7, 2006

/s/ Eric M. Wingerter Eric M. Wingerter	Vice President of Finance, Controller and Acting Chief Financial Officer (Principal Financial and Accounting Officer)	October 7, 2006

/s/ Jerry W. Box Jerry W. Box	Director	October 9, 2006

/s/ David P. Hunt David P. Hunt	Chairman of the Board	October 7, 2006

/s/ Dr. Alan Kaufman Dr. Alan Kaufman	Director, Member of Audit Committee	October 7, 2006

/s/ James H. Stone James H. Stone	Director	October 9, 2006

/s/ Roger C. Stull Roger C. Stull	Director, Member of Audit Committee	October 7, 2006

/s/ F. Walker Tucei, Jr. F. Walker Tucei, Jr.	Director, Member of Audit Committee	October 7, 2006

/s/ Gary Warren Gary Warren	Director, Member of Audit Committee	October 7, 2006

/s/ David C. Anderson David Anderson	Director	October 9, 2006

NEWPARK RESOURCES, INC.
EXHIBIT INDEX
3.1	Restated Certificate of Incorporation.(6)

3.2	Amended and Restated Bylaws. †

4.1	Indenture, dated as of December 17, 1997, among the registrant, each of the Guarantors identified therein and State Street Bank and Trust Company, as Trustee.(2)

4.2	Form of the Newpark Resources, Inc. 8 5/8% Senior Subordinated Notes due 2007, Series B.(2)

4.3	Form of Guarantees of the Newpark Resources, Inc. 8 5/8 % Senior Subordinated Notes due 2007. (2)

10.1	Employment Agreement, dated as of May 2, 2005, between the registrant and James D. Cole.* (21)

10.2	Lease Agreement, dated as of May 17, 1990, by and between Harold F. Bean Jr. and Newpark Environmental Services, Inc.(1)

10.3	Lease Agreement, dated as of July 29, 1994, by and between Harold F. Bean Jr. and Newpark Environmental Services, Inc.(3)

10.4	Building Lease Agreement, dated April 10, 1992, between the registrant and The Traveler’s Insurance Company.(4)

10.5	Building Lease Agreement, dated May 14, 1992, between State Farm Life Insurance Company, and Soloco, Inc.(4)

10.6	Operating Agreement, dated June 30, 1993, between Goldrus Environmental Services, Inc. and Newpark Environmental Services, Inc.(3)

10.7	Amended and Restated 1993 Non-Employee Directors’ Stock Option Plan.(6)*

10.8	1995 Incentive Stock Option Plan.(5)

10.9	Exclusive License Agreement, dated June 20, 1994, between Soloco, Inc. and Quality Mat Company.(3)

10.10	Operating Agreement of The Loma Company L.L.C.(6)

10.11	Newpark Resources, Inc. 1999 Employee Stock Purchase Plan.(7)

10.12	Agreement, dated May 30, 2000, between the registrant and Fletcher International Ltd., a Bermuda company.(8)

10.13	Agreement, dated December 28, 2000, between the registrant and Fletcher International Limited, a Cayman Islands company.(9)

10.14	Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, NA, Credit Lyonnaise, Royal Bank of Canada, Hibernia National Bank, Comerica Bank and Whitney National Bank as lenders, or the “Lenders”.(10)

10.15	Amended and Restated Guaranty, dated January 31, 2002, among the registrant’s subsidiaries named therein, as guarantors, and the Lenders.(10)

10.16	Amended and Restated Security Agreement, dated January 31, 2002, among the registrant and the subsidiaries of the registrant named therein, as grantors, and the Lenders.(10)

10.17	Amended and Restated Stock Pledge Agreement, dated January 31, 2002, among the registrant, as borrower, and the Lenders.(10)

10.18	Newpark Resources, Inc. 2003 Long Term Incentive Plan.(11)

10.19	Amended and Restated Promissory Note dated as of April 29, 2003 between Newpark Shipbuilding-Brady Island, Inc. and Newpark Shipholding Texas, L.P.(12)

10.20	Agreement and Restating Amendment to Security Agreement dated as of April 29, 2003 between Newpark Shipholding Texas, L.P. and Newpark Shipbuilding-Brady Island, Inc.(12)

10.21	Amended and Restated Prepayment Letter dated as of April 29, 2003 between Newpark Shipbuilding-Brady Island, Inc. and Newpark Shipholding Texas, L.P.(12)

10.22	Letter agreement to amend the Intercreditor Agreement between Foothill Capital Corporation and Newpark Shipholding Texas, L.P.(12)

10.23	Change in Control letter agreement dated August 12, 2003 with James D. Cole.*(13)

10.24	Change in Control letter agreement dated August 12, 2003 with Wm. Thomas Ballantine.*(13)

10.25	Change in Control letter agreement dated August 12, 2003 with Matthew W. Hardey.* (13)

10.26	Amended and Restated Credit Agreement, dated February 25, 2004, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, N.A., Fleet Capital Corporation, Whitney National Bank and Hibernia National Bank as lenders.(13)

10.27	Pledge and Security Agreement, dated February 25, 2004, among the registrant and the subsidiaries of the registrant named therein, as grantors, and Bank One, N.A., as agent.(13)

10.28	2004 Non-Employee Directors’ Stock Option Plan.(14)

10.29	Form of Stock Option under 1995 Incentive Stock Option Plan.*(16)

10.30	Form of Stock Option under 2004 Non-Employee Directors’ Stock Option Plan.*(16)

10.31	Form of Award Agreement under 2003 Long-Term Incentive Plan.(16)

10.32	Second Amendment to Amended and Restated Credit Agreement, dated March 10, 2005, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and JPMorgan Chase Bank, as lender and as agent. (16)

10.33	Second Amendment to Pledge and Security Agreement, dated March 10, 2005, among the registrant and the subsidiaries of the registrant named therein, as grantors, and JPMorgan Chase Bank, N.A., as agent. (16)

10.34	Loan Agreement, dated July 26, 2004, between Excalibar Minerals Inc. and Excalibar Minerals of LA., and RBS Lombard, Inc.(15)

10.35	First Amendment to Loan Agreement, dated March 11, 2005, between Excalibar Minerals Inc. and Excalibar Minerals of LA., and RBS Lombard, Inc.(16)

10.36	Third Amendment to Amended and Restated Credit Agreement, dated July 15, 2005, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and JPMorgan Chase Bank, as lender and as agent.(21)

10.37	Form of letter agreement between the registrant and each of Wm. Thomas Ballantine and Matthew W. Hardey executed on August 10, 2005.*(19)

10.38	Newpark Resources, Inc. 2003 Executive Incentive Compensation Plan.*(17)

10.39	Charter of the Chairman of the Board.(18)

10.40	Fourth Amendment to Amended and Restated Credit Agreement, dated January 3, 2006, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and JPMorgan Chase Bank, as lender and as agent.(21)

10.41	Fifth Amendment to Amended and Restated Credit Agreement, dated February 28, 2006, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and JPMorgan Chase Bank, as lender and as agent.(21)

10.42	Certificate of Designation of Series A Cumulative Perpetual Preferred Stock of the registrant, dated April 13, 1999.(20)

10.43	Purchase Agreement, dated April 16, 1999, between the registrant and SCF-IV, L.P.(20)

10.44	Warrant to Purchase 2,400,000 shares of Common Stock, par value $.01 per share, of the registrant.(20)

10.45	Registration Rights Agreement, dated April 16, 1999, between the registrant and SCF-IV,L.P.(20)

10.46	Compensation Committee Charter.(21)

10.47	Nominating and Corporate Governance Committee Charter.(21)

10.48	Audit Committee Charter.(22)

12.1	Ratio of Earnings to Fixed Charges. †

21.1	Subsidiaries of the Registrant.(21)

23.1	Consent of Independent Registered Public Accounting Firm.( †)

24.1	Powers of Attorney.(23)

31.1	Certification of Paul L. Howes pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Eric M. Wingerter pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Eric M. Wingerter pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.

*	Management Compensation Plan or Agreement.

(1)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-1 (File No. 33-40716).

(2)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-4 (File No. 333-45197).

(3)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(4)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-8 (File No. 33-83680).

(5)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(6)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(7)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated June 1, 2000.

(9)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated December 28, 2000, which was filed on January 4, 2001.

(10)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Previously filed as an exhibit to the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

(12)	Previously filed in the exhibits to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(13)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(14)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-8 (File No. 333-228240).

(15)	Previously filed in the exhibits to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(16)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(17)	Previously filed in the exhibits to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

(18)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated April 20, 2005.

(19)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated August 10, 2005.

(20)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated April 16, 1999.

(21)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

(22)	Previously filed as an exhibit to the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

(23)	Previously included in the signature pages of Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.