Form 10-Q
period 2006-03-31
NEWPARK RESOURCES INC
filed 2006-11-09
CIK 71829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☐      No ☑
Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of November 6, 2006, a total of 89,432,473 shares of Common Stock, $0.01 par value per share, were outstanding.

EXPLANATORY NOTE
     This Quarterly Report on Form 10-Q includes restated consolidated financial statements for the three-month period ended March 31, 2005. For a discussion of the reasons for and the effect of the restatement, please refer to Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005, which we refer to as the 2005 Annual Report. The Explanatory Note contained in the 2005 Annual Report, as well as Note A to the restated consolidated financial statements included in the 2005 Annual Report, describe the circumstances and results of the restatement of our consolidated financial statements in connection with the period covered by the 2005 Annual Report, which includes the consolidated financial statements for the quarter ended March 31, 2005. Note Q to the restated consolidated financial statements included in the 2005 Annual Report includes a summary of the restated consolidated financial statements for the three month period ended March 31, 2005.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE-MONTH PERIOD ENDED
March 31, 2006
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We also may provide oral or written forward-looking statements in other materials we release to the public. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified below or those in Item 1A, “Risk Factors,” in Part II of this Quarterly Report on Form 10-Q and in Item 1A, “Risk Factors,” in Part I of Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.

     We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
     Among the risks and uncertainties that could cause future events and results to differ materially from those we anticipate in the forward-looking statements included in this Quarterly Report on Form 10-Q are the following:
•	a material decline in the level of oil and gas exploration and production and any reduction in the industry’s willingness to spend capital on environmental and oilfield services;

•	material changes in oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital;

•	changes in domestic and international political, military, regulatory and economic conditions;

•	a rescission or relaxation of government regulations affecting exploration and production (“E&P”) and Naturally Occurring Radioactive Material (“NORM”) waste disposal;

•	changes in existing regulations related to E&P and NORM waste disposal;

•	failure of our patents or other proprietary technology to prevent our competitors from developing substantially similar technology, which would reduce any competitive advantages we may have from these patents and proprietary technology;

•	failure to keep pace with the continual and rapid technological developments in our industries;

•	the highly competitive nature of our business;

•	failure of our investments in new businesses, new technology or new products and services to achieve sales and profitability levels that justify our investment in them, which could result in these investments placing downward pressure on our margins, the recording of a material impairment, or our disposing of these investments at a loss;

•	unavailability of critical supplies or equipment in the oil and gas industry and personnel trained to operate this equipment or provide our services;

•	increases in our costs, including raw materials costs, transportation costs and personnel costs which are not fully offset by price increases to our customers, resulting in downward pressure on our operating margins;

•	failure to gain continued acceptance or market share for our products and services, including our DeepDrill® and FlexDrill™ technology, our DuraBase™ and Bravo™ mats;

•	inability to continue in effect the permits necessary to operate our E&P waste and non-hazardous waste disposal wells;

•	adverse weather conditions that could disrupt drilling operations or our ability to service our customers and reduce the demand for our services;

•	failure to comply with any of the numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our business, or changes in these regulations and policies;

•	exposure to potential environmental or regulatory liability, which could require us to pay substantial amounts with respect to these liabilities, including costs to clean up and close contaminated sites;

•	inability to maintain adequate insurance against risks in our business at economical rates, including in connection with the class action lawsuits filed against us and our current and former directors and officers;

•	the impact of those class action lawsuits and the shareholder derivative actions on our business and results of operations;

•	social, political and economic situations in foreign countries where we operate, including compliance with a wide variety of complex U.S. and foreign laws, treaties and regulations, unexpected changes in regulatory environments, inadequate protection of intellectual property, legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers;
•	consequences of significant changes in interest rates and currency exchange rates;

•	our inability to retire or refinance our long-term debt at or before its maturity, which could be affected by conditions in financial markets or our own financial condition at a future time, and our inability to obtain any replacement long-term financing on terms as favorable to us as under our current financing, if at all; and

•	the impact of shutting down the operations of Newpark Environmental Water Solutions, LLC, and the related charges that are expected to be incurred in connection with that shut down (see Note 8, “Subsequent Events,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q).

PART I
ITEM 1. Unaudited Consolidated Financial Statements
Newpark Resources, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
(In thousands, except share data)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$10,110	$7,989
Trade accounts receivable, less allowance of $1,044 at March 31, 2006 and $804 at December 31, 2005	147,486	137,174
Notes and other receivables	3,090	12,623
Inventories	93,918	88,731
Deferred tax asset	18,126	16,231
Prepaid expenses and other current assets	11,104	13,448

Total current assets	283,834	276,196

Property, plant and equipment, at cost, net of accumulated depreciation	245,996	238,409
Goodwill	117,254	116,841
Other intangible assets, net of accumulated amortization	12,240	12,809
Other assets	7,006	7,039

	$666,330	$651,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Foreign bank lines of credit	$10,840	$10,890
Current maturities of long-term debt	11,593	12,696
Accounts payable	47,112	47,371
Accrued liabilities	45,455	40,731

Total current liabilities	115,000	111,688

Long-term debt, less current portion	181,645	185,933
Deferred tax liability	9,189	4,211
Other non-current liabilities	2,822	2,737

Stockholders’ equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized, 89,363,322 and 88,436,112 shares outstanding at March 31, 2006 and December 31, 2005, respectively	894	884
Paid-in capital	441,814	436,636
Unearned restricted stock compensation	—	(235)
Accumulated other comprehensive income	6,957	7,616
Retained deficit	(91,991)	(98,176)

Total stockholders’ equity	357,674	346,725

	$666,330	$651,294

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Income
For the Three-Month Periods Ended March 31,
(Unaudited)

(In thousands, except per share data)	2006	2005
		(Restated)
Revenues	$166,765	$129,053

Cost of revenues	148,888	114,617

	17,877	14,436

General and administrative expenses	3,329	2,077

Operating income	14,548	12,359

Foreign currency exchange loss (gain)	113	(274)
Interest income	(47)	(69)
Interest expense	4,841	4,081

Income before income taxes	9,641	8,621
Provision for income taxes	3,456	3,197

Net income	6,185	5,424
Preferred stock dividends	—	225

Net income applicable to common and common equivalent shares	$6,185	$5,199

Basic and diluted income per common and common equivalent share	$0.07	$0.06

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income
For the Three-Month Periods Ended March 31,
(Unaudited)

(In thousands)	2006	2005
		(Restated)
Net income	$6,185	$5,424
Foreign currency translation adjustments	(659)	(625)

Comprehensive income	$5,526	$4,799

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
For the Three-Month Periods Ended March 31,
(Unaudited)

(In thousands)	2006	2005
		(Restated)
Cash flows from operating activities:
Net income	$6,185	$5,424
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,025	5,827
Stock-based compensation expense	506	162
Provision for deferred income taxes	2,914	2,828
(Gain) loss on sale of assets	(185)	286
Change in assets and liabilities:
Increase in accounts and notes receivable	(8,163)	(13,602)
(Increase) decrease in inventories	(5,537)	6,943
Decrease (increase) in other assets	1,267	(1,450)
Decrease in accounts payable	(194)	(5,581)
Increase in accrued liabilities and other	9,209	6,040

Net cash provided by operations	12,027	6,877

Cash flows from investing activities:
Capital expenditures	(12,725)	(10,413)
Insurance proceeds from property, plant and equipment claim	3,471	—
Proceeds from sale of property, plant and equipment	477	35

Net cash used in investing activities	(8,777)	(10,378)

Cash flows from financing activities:
Net (payments) borrowings on lines of credit	(2,769)	6,603
Principal payments on notes payable and long-term debt	(3,067)	(1,867)
Proceeds from exercise of stock options and ESPP	4,037	730
Excess tax benefit from exercise of stock options and vesting of share awards	595	—
Preferred stock dividends	—	(225)

Net cash (used in) provided by financing activities	(1,204)	5,241

Effect of exchange rate changes	75	(141)

Net increase in cash and cash equivalents	2,121	1,599

Cash and cash equivalents at beginning of period	7,989	7,022

Cash and cash equivalents at end of period	$10,110	$8,621

See Accompanying Notes to Unaudited Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. (“Newpark”) as of March 31, 2006, and the results of its operations and its cash flows for the three-month periods ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The March 31, 2005 interim consolidated financial statements have been restated. For discussion of the reasons for and the effect of the restatement, please refer to Amendment No. 2 to Newpark’s Annual Report on Form 10K/A for the year ended December 31, 2005, which is referred to as the 2005 Annual Report. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes filed in Amendment No. 2 to Newpark’s Annual Report on Form 10-K/A for the year ended December 31, 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year. Newpark has reclassified certain amounts previously reported to conform with the presentation at March 31, 2006.
     Effective January 1, 2006, Newpark adopted Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), using a modified prospective method of application. FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Newpark uses the Black-Scholes option-pricing model for measuring the fair value of stock options granted. Under the provisions of FAS 123(R) and using the modified prospective application method, Newpark recognizes stock-based compensation based on the grant date fair value, net of an estimated forfeiture rate, for all share-based awards granted after December 31, 2005, and granted prior to, but not yet vested as of December 31, 2005, on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. Under the modified prospective application, the results of prior periods are not restated.
     Prior to January 1, 2006, Newpark accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation cost is recognized only if the exercise price of an employee stock option is less than the fair value of the underlying stock on the measurement date.
     FAS 123(R) amends FAS No. 95, “Statement of Cash Flows,” to require reporting of realized excess tax benefits as a financing cash flow, rather than as a reduction of taxes paid. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised and share awards vested.
     On March 29, 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 107 (“SAB 107”) to address certain issues related to FAS 123(R). SAB 107 provides guidance on transition methods, income tax effects and other share-based payment topics, and Newpark applied this guidance in its adoption of FAS 123(R).
     On November 10, 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides an alternative transition method for establishing the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R). Newpark elected to adopt this alternative transition method in establishing its beginning APIC pool at January 1, 2006. See Note 2 for further information on stock-based compensation.
     Effective January 1, 2006, Newpark adopted FAS 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (“FAS 151”), which clarified the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). These items must be recognized as current-period charges regardless of whether they meet a criterion of “so abnormal.” FAS 151 also requires that allocation of fixed production overheads to costs of conversion be based on the normal capacity of production facilities. The adoption of FAS 151 had no material impact on Newpark’s consolidated financial results.
     Effective January 1, 2006, Newpark adopted FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 replaces APB No. 20, “Accounting Changes,” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. The adoption of FAS 154 had no material impact on Newpark’s consolidated financial results, but was considered in preparing the restated historical consolidated financial statements as disclosed in Amendment No. 2 to Newpark’s Annual Report on Form 10-K/A filed for the year ended December 31, 2005.
     On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be adopted by Newpark on January 1, 2007. Newpark is reviewing the new standard and has not determined the impact, if any, the adoption of FIN 48 will have on its consolidated financial position or results of operations.
Note 2 — Stock-Based Compensation
     At March 31, 2006, Newpark had several stock-based employee compensation plans, as follows:
1995 Incentive Stock Option Plan
     On November 2, 1995, the Board of Directors adopted, and on June 12, 1996, the stockholders approved, the 1995 Incentive Stock Option Plan (the “1995 Plan”), pursuant to which the Compensation Committee of Newpark’s Board of Directors may grant incentive stock options and non-statutory stock options to designated employees of Newpark. The terms of options granted under the 1995 Plan generally provide for equal vesting over a three-year period and a term of seven years. Initially, a maximum of 2,100,000 shares of Common Stock could be issued under the 1995 Plan. This maximum number was subject to increase on the last business day of each fiscal year by a number equal to 1.25% of the number of shares of Common Stock issued and outstanding on the close of business on that date, subject to a maximum limit of 8,000,000 shares. This reflects an increase in the limit that was approved by Newpark stockholders in June 2000. After November 1, 2005, no options were able to be granted under the 1995 Plan, but unexpired options granted before that date continue in effect in accordance with their terms until they are exercised or expire.
2004 Non-Employee Directors’ Stock Option Plan
     On March 10, 2004, the Board of Directors adopted, and, on June 9, 2004, the stockholders approved the 2004 Non-Employee Directors’ Stock Option Plan. Under this plan, each non-employee director was granted a stock option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on June 9, 2004. In addition, each new non-employee director, on the date of his or her election to the Board of Directors (whether elected by the stockholders or the Board of Directors), automatically is granted a stock option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Twenty percent of those option shares become exercisable on each of the first through the fifth anniversaries of the date of grant. This plan also provides for the automatic additional grant to each non-employee director of stock options to purchase 10,000 shares of common stock each time the non-employee director is re-elected to the Board of Directors. One-third of those option shares become exercisable on each of the first through the third anniversaries of the date of grant. The term of options granted under this plan is 10 years. Non-employee directors are not eligible to participate in any other stock option or similar plans currently maintained by Newpark. The purpose of this plan is to promote an increased incentive and personal interest in the welfare of Newpark by those individuals who are primarily responsible for shaping the long-range plans of Newpark, to assist Newpark in attracting and retaining on the Board of Directors persons of exceptional competence and to provide additional incentives to serve as a director of Newpark. This plan superseded the 1993 Non-Employee Directors’ Stock Option Plan.
2003 Long-Term Incentive Plan
     On March 12, 2003, the Board of Directors adopted the 2003 Long Term Incentive Plan (the “2003 Plan”), which was approved by the stockholders at the 2003 Annual Meeting. Under the 2003 Plan, awards of share equivalents are made at the beginning of overlapping three-year performance periods. These awards vest and become payable in Newpark common stock if certain performance criteria are met over the three-year performance period. During the three months ended March 31, 2006, no awards of share equivalents were made under the 2003 Plan.
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
     The business criteria that the Compensation Committee may use to set the performance objectives for awards under the 2003 Plan include the following: total stockholder return, return on equity, growth in earnings per share, profits and/or return on capital within a particular business unit, regulatory compliance metrics, including worker safety measures, and other criteria that the Compensation Committee may from time to time determine. The performance criteria may be stated relative to other companies in the oil service sector industry group.

     The Compensation Committee determined that the performance criteria are (i) Newpark’s annualized total stockholder return compared to its peers in the PHLX Oil Service Sectorsm (OSXsm) industry group index published by the Philadelphia Stock Exchange and (ii) Newpark’s average return on equity over the three-year period. Partial vesting occurs when Newpark’s performance achieves “expected” levels, and full vesting occurs if Newpark’s performance is at the “over-achievement” level for both performance measures, in each case measured over the entire three-year performance period. No shares vest if Newpark’s performance level is below the “expected” level, and straight-line interpolation will be used to determine vesting if performance is between “expected” and “over-achievement” levels. The following performance levels were adopted and apply to all awards granted under the 2003 Plan from inception through 2005:

	Annualized Total	Average Return
	Stockholder Return	on Equity	Portion of Contingent
	(50%)	(50%)	Award Vested
Expected level	50th percentile of OSXsm industry group	8%	20%

Over-achievement level	75th percentile of OSXsm industry group	14%	100%
     Pursuant to FAS 123(R), the awards subject to the annualized total stockholder return criterion contain a market condition and the awards subject to the average return on equity contain a performance condition. The fair value of the awards subject to a market condition was calculated using Monte Carlo simulation.
     During the quarter ended March 31, 2006, Newpark awarded 375,000 stock options and 200,000 time restricted shares to its new chief executive officer as an inducement to accept employment. The stock options were granted on the date of hire with an exercise price equal to the fair value of the underlying stock on the date of grant. The stock options vest ratably over three years and the time restricted shares vest ratably over five years.
     The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2006	2005

Risk-free interest rate	4.67%	4.04%
Expected life of the option in years	4.85	4.00
Expected volatility	52.0%	73.0%
Dividend yield	0.0%	0.0%
     The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The expected life of the option is based on observed historical patterns. The expected volatility is based on historical volatility of the price of Newpark’s common stock. The dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of grant, which is zero because Newpark has not paid dividends for several years and does not expect to pay dividends in the foreseeable future.

     The following table summarizes activity for Newpark’s outstanding stock options for the three months ended March 31, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at beginning of period	4,474,031	$6.31
Granted	375,000	8.08
Exercised	(727,277)	5.55
Expired or canceled	(57,565)	5.82

Outstanding at end of period	4,064,189	$6.62	4.04	$7,264,000

Options exercisable at end of period	3,085,800	$6.54	3.21	$5,947,000

     During the three month periods ended March 31, 2006 and 2005, the weighted-average grant date fair value of options granted was $4.01 and $3.51, respectively. The total intrinsic value of options exercised during the three month periods ended March 31, 2006 and 2005 was $2,371,000 and $267,000, respectively.
     The following table summarizes activity for Newpark’s outstanding nonvested stock awards for the three months ended March 31, 2006:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of period	782,333	$4.43
Granted	200,000	8.08
Vested	(133,333)	4.47

Outstanding at end of period	849,000	$5.28

     As of March 31, 2006, Newpark’s compensation cost related to nonvested awards not yet recognized totaled approximately $2,709,000, which is expected to be recognized over a weighted average period of 3.93 years. The total fair value of shares vested during the three months ended March 31, 2006 was $1,094,000. No shares vested during the three months ended March 31, 2005. During the three months ended March 31, 2005, Newpark granted 304,500 shares of nonvested stock with a weighted-average grant date fair value $4.32.
     Cash received from option exercises during the three month periods ended March 31, 2006 and 2005 was $4,037,000 and $730,000, respectively. Newpark recognized tax benefits resulting from excess tax deductions related to the exercise of stock options and the vesting of share awards during the three month periods ended March 31, 2006 totaling $595,000.
     Pursuant to the adoption of FAS 123(R), Newpark recognized total stock-based compensation expense of $506,000 and an associated tax benefit of $177,000 during the three months ended March 31, 2006. The impact of adopting FAS 123(R) included in these amounts was expense of $378,000 and associated tax benefit of $132,000.
     During the three months ended March 31, 2005, Newpark applied APB 25 in accounting for its stock-based compensation plans and, therefore, compensation cost was recognized for stock options only when the exercise price of the stock option granted was less than the fair value of the underlying stock on the measurement date. Prior to the adoption of FAS 123(R), Newpark accounted for awards under the 2003 Plan using variable accounting under APB 25 and related interpretations. Based on Newpark’s performance as compared to the performance levels listed above, no expense was accrued under the 2003 Plan for the quarter ended March 31, 2005. Had compensation costs for all of Newpark’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, “Accounting for Stock-Based Compensation,” Newpark’s net income and net income per share would have been the pro forma amounts shown below for the three months ended March 31, 2005 (unaudited; in thousands, except per share data):

(Restated)
Income applicable to common and common equivalent shares:
As reported	$5,199
Add recorded stock-based compensation expense, net of related taxes	105
Deduct stock-based compensation expense determined under fair value based method for all awards, net of related taxes	(257)

Pro forma income	$5,047

Earnings per share:
Basic:
As reported	$0.06

Pro forma	$0.06

Diluted:
As reported	$0.06

Pro forma	$0.06

     During the year ended December 31, 2004, Newpark modified the terms of non-director and non-executive officer stock options to accelerate the vesting of out-of-the-money options. This resulted in a decrease of approximately $300,000 in the pro forma after-tax expense that otherwise would have been reported for the three months ended March 31, 2005 presented above.
Note 3 – Earnings per Share
     The following table presents the reconciliation of the numerator and denominator for calculating income per share in accordance with the disclosure requirements of FAS 128:

	Three Months
	Ended March 31,
(In thousands, except per share amounts)	2006	2005
		(Restated)
Income applicable to common and common equivalent shares	$6,185	$5,199

Weighted average number of common shares outstanding	89,048	84,081
Add:
Net effect of dilutive stock options, warrants and restricted stock	1,083	229

Adjusted weighted average number of common shares outstanding	90,131	84,310

Basic and diluted income applicable to common and common equivalent shares	$0.07	$0.06

     Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2006 and 2005, Newpark had dilutive stock options and warrants of approximately 3.5 million shares and 2.6 million shares, respectively, which were assumed to be exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods.

     Options and warrants to purchase a total of approximately 2.6 million and 7.0 million additional shares of common stock were outstanding during the three months ended March 31, 2006 and 2005, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.
     For the three months ended March 31, 2005, the net effect of the assumed conversion of preferred stock was excluded from the computation of diluted income per share presented because the effect was anti-dilutive.
Note 4 — Accounts Receivable
     Included in trade accounts receivable at March 31, 2006 and December 31, 2005 are:

	March 31,	December 31,
(In thousands)	2006	2005

Trade receivables	$121,274	$113,516
Unbilled revenues	27,256	24,462

Gross trade receivables	148,530	137,978
Allowance for doubtful accounts	(1,044)	(804)

Net trade receivables	$147,486	$137,174

Note 5 — Inventory
     Newpark’s inventory consisted of the following items at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
(In thousands)	2006	2005

Finished goods:
Composite mats	$12,573	$10,030
Raw materials and components:
Drilling fluids raw material and components	76,051	69,621
Logs	2,944	6,084
Supplies and other	2,350	2,996

Total raw materials and components	81,345	78,701

Total inventory	$93,918	$88,731

Note 6 – Commitments and Contingencies
Effects of Hurricanes Katrina and Rita
     During late August and early September 2005, Newpark’s fluids systems and engineering and environmental services operations along the U.S. Gulf Coast were affected by Hurricanes Katrina and Rita. During the three months ended March 31, 2006, Newpark recorded additional costs totaling approximately $637,000 as a direct result of the storms. Newpark recorded these losses as additions to cost of revenues. As of March 31, 2006, based on agreements with its insurers as to insurance coverage, Newpark recorded insurance recoveries totaling $637,000 related to the additional direct costs of the storms as reductions to cost of revenues. These amounts have been subsequently collected from its insurers.

Legal Proceedings
     Newpark has been given notice of several lawsuits filed subsequent to March 31, 2006 as further described in Note 8.
     Newpark and its subsidiaries are involved in other litigation, claims and assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters should not have a material effect on Newpark’s consolidated financial position, results of operations or cash flows.
Note 7 — Segment Data
     Summarized financial information concerning Newpark’s reportable segments is shown in the following table:

	Three Months Ended
	March 31,
(In thousands)	2006	2005
		(Restated)
Revenues by segment:
Fluids systems and engineering	$115,289	$81,689
Mat and integrated services	33,830	31,978
Environmental services	17,646	15,386

Total revenues	$166,765	$129,053

Segment operating income:
Fluids systems and engineering	$12,660	$6,707
Mat and integrated services	3,707	6,303
Environmental services	1,510	1,426

Total segment operating income	17,877	14,436
General and administrative expenses	3,329	2,077

Total operating income	$14,548	$12,359

The amounts above are shown net of intersegment transfers.
Note 8 – Subsequent Events
Litigation
     Between April 21, 2006 and May 9, 2006, five lawsuits asserting claims against Newpark for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 were filed in the U.S. District Court for the Eastern District of Louisiana: Kim vs. Newpark Resources, Inc. (the “Kim Suit”); Lowry vs. Newpark Resources, Inc.; Galchutt vs. Newpark Resources, Inc.; Wallace vs. Newpark Resources, Inc.; and Farr vs. Newpark Resources, Inc. Additionally, all five complaints assert that James D. Cole, Newpark’s former Chief Executive Officer and Matthew W. Hardey, Newpark’s former Chief Financial Officer are liable for Newpark’s violations as control persons under Section 20(a) of the Exchange Act. The latter four lawsuits have been transferred to the judge presiding over the Kim Suit who has consolidated all five actions as In re: Newpark Resources, Inc. Securities Litigation. The judge has set a deadline for the lead plaintiff’s counsel to file an amended, consolidated class action complaint by November 10, 2006.

     The complaints, asserting unspecified damages, allege that Newpark’s April 17, 2006 press release concerning the internal investigation into potential irregularities in the processing and payment of invoices at one of its subsidiaries, Soloco Texas, LP (“Soloco”), establishes that Newpark misrepresented or omitted to disclose to the investing public irregularities in the processing and payment of invoices at Soloco and a lack of internal controls and flawed accounting practices and, consequently, that Newpark did not prepare its consolidated financial statements according to generally accepted accounting principles.
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
     On October 5, 2006, a third shareholder derivative action was filed in the U. S. District Court, Eastern District of Louisiana, captioned: Vincent Pomponi, Derivatively on Behalf of Newpark Resources, Inc., v. James D. Cole, et al. On October 6, 2006, a fourth derivative action was filed in the U.S. District Court, Eastern District of Louisiana, captioned: David Galchutt, Derivatively on Behalf of Newpark Resources, Inc., v. James D. Cole, et al. These complaints are virtually identical and were brought, allegedly for the benefit of Newpark which is sued as a nominal defendant, against Messrs. Cole and Hardey (“Officer Defendants”), current and previous directors Hunt, Kaufman, Stone, Stull, Jerry W. Box, F. Walker Tucei, Jr., Garry L. Warren, Ballantine, Michael Still, Dibo Attar, Phillip S. Sassower, Lawrence I. Schneider and David C. Baldwin (“Director Defendants”), alleging improper financial reporting and stock option backdating of stock option grants to Newpark employees. To date, no discovery has been conducted. Newpark intends to vigorously contest the plaintiffs’ right to bring these cases. Plaintiffs do not seek any recovery against Newpark. Instead, they seek unspecified damages from the Officer Defendants for alleged disgorgement under the Sarbanes-Oxley Act of 2002 and alleged rescission, against Messrs. Hardy, Hunt, Kaufman, Stone, Ballantine, Still, Attar, Sassower, Schneider, and Baldwin for alleged violation of Section 14(a) of the Exchange Act, and individual defendants on behalf of Newpark for alleged unjust enrichment, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and constructive trust. Pursuant to previously existing indemnification agreements, Newpark will indemnify the Officer Defendants and the Director Defendants for the fees they incur to defend themselves.
     Newpark has retained counsel to defend its interests. Newpark has given appropriate notice under its directors’ and officers’ coverage to its insurance carrier, which has issued a reservation of rights letter. Management cannot predict whether these lawsuits will have a material effect on Newpark’s consolidated financial position, statements of operations or cash flows.
     With regard to the shareholder derivative actions referenced above, the Executive Committee of the Board of Directors has created a Special Litigation Committee to review the allegations, and the Special Litigation Committee has retained outside counsel to assist it.
Business Interruption Recovery
     In the second and third quarter of 2006, Newpark received the final settlements of its business interruption coverage related to losses incurred as a result of Hurricanes Katrina and Rita. The total amounts received of approximately $1.0 million and $4.2 million, respectively, for the second and third quarter of 2006, will be recorded as a reduction to cost of revenues.
Closing of Subsidiary
     On August 24, 2006, Newpark’s management with the approval of the Executive Committee of the Board of Directors of Newpark determined to shut down the operations of Newpark Environmental Water Solutions, LLC, or NEWS, and to dispose of or redeploy all of the assets used in connection with its operations. NEWS was formed in early 2005 to commercialize in the United States and Canada a proprietary and patented water treatment technology owned by a Mexican company. In connection with the shut-down, Newpark currently expects to recognize in the third quarter of 2006 a non-cash pre-tax impairment charge of approximately $17.8 million against the assets attributable to the water treatment business. This estimated impairment charge relates to the write-down of investments in property, plant and equipment of approximately $15.8 million and advances and other capitalized costs associated with certain agreements of approximately $2.0 million.
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
     By shutting down the operations of NEWS at this time, Newpark believes that it will avoid substantial future losses and negative operating cash flows related to this business, once all exit costs are incurred. The operating loss for NEWS during the first nine months of 2006 was approximately $3.4 million.
     In September 2006, Newpark started to shut down the facilities and will start the site closure process as soon as all existing projects have been completed. In addition, Newpark has begun the process of exploring possible sale of existing land, equipment and facilities.
     In response to Newpark’s announcement to shut down the operations of NEWS as disclosed in Newpark’s Current Report on Form 8-K filed on August 30, 2006, and as described above, on September 28, 2006, Newpark received a letter from counsel for the Mexican company demanding, among other things, that Newpark return to the Mexican company certain equipment and pay it an aggregate of $4.0 million for the period that this equipment was utilized, technical support and administrative costs, unreimbursed costs of the equipment, and lost profits due to the Mexican company’s dedication of time to Newpark’s water treatment business. The Mexican company demanded payment within 30 days of the date of the letter. Newpark has responded to the Mexican company that it does not believe that it is obligated to pay any amounts to the company.
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
     The Term Credit Facility requires that Newpark will enter into, and thereafter maintain, interest rate management transactions, such as interest rate swap arrangements, to the extent necessary to provide that at least 50% of the aggregate principal amount of the Term Credit Facility is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. In connection with this provision, Newpark entered into an interest rate swap arrangement for the period from September 22, 2006 through March 22, 2008, which fixes the LIBOR rate applicable to 100% of the principal amount under the Term Credit Facility at 5.35%. In addition, Newpark entered into an interest rate cap arrangement that provides for a maximum LIBOR rate of 6.00% on the principal amount of $68.9 million for the period from March 22, 2008 through September 22, 2009. Newpark paid a fee of $170,000 for the interest rate cap arrangement, which is expected to be expensed during the period covered by the arrangement.
     Newpark made a draw down of the entire Term Credit Facility on September 22, 2006, and redeemed the then outstanding 8 5/8% Senior Subordinated Notes, which Newpark refers to as the Notes, in the principal amount of $125.0 million plus accrued interest. In addition, Newpark repaid the barite facilities financing and the term portion of the current credit facility. The Term Credit Facility is a senior secured obligation and is secured by first liens on all of Newpark’s tangible and intangible assets, excluding accounts receivable and inventory, and by a second lien on accounts receivable and inventory. The Term Credit Facility is callable at face value, except for a 1% call premium if called at any time during the first year.
     In connection with the redemption of the Notes and the payout of the other term debt, Newpark will expense the unamortized balance of debt issuance costs related to these debt instruments which totaled approximately $838,000 in the third quarter of 2006. In addition, the prepayment of the barite facilities financing resulted in a prepayment penalty of approximately $369,000, which also will be recorded in the third quarter of 2006.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our consolidated financial statements and Notes to Consolidated Financial Statements contained in this report as well as Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.
Restatement of Previously Issued Financial Statements
     As discussed more fully in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005, we have restated our previously issued consolidated financial statements for the quarterly period ended March 31, 2005. This discussion and analysis should be read in conjunction with the restated consolidated financial statements and notes appearing in Item 1 of this Quarterly Report on Form 10-Q.
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

	1Q05	2Q05	3Q05	4Q05	1Q06

U.S. rig count	1,279	1,336	1,428	1,478	1,521
Canadian rig count	521	237	494	572	661

Derived from Baker Hughes Incorporated
     Our markets include: (1) the U.S. Gulf Coast market; (2) the U.S. central region (including the U.S. Rocky Mountain region, Oklahoma and West Texas); (3) Canada; (4) areas surrounding the Mediterranean Sea and Eastern Europe; and (5) Mexico. Over the last several years the percentage of U.S. Gulf Coast revenues to our total revenues has declined as a result of relatively flat U.S. Gulf Coast market activity as compared to increases in other market activity and our strategy to diversify our revenue base.
     In the third quarter of 2005, all of our U.S. Gulf Coast operations were impacted by severe weather and several of our drilling systems and engineering and environmental services facilities sustained significant damage as a result of Hurricanes Katrina and Rita. These facilities primarily were located in Venice and Cameron, Louisiana. All facilities currently have the capacity to operate at or near pre-storm levels. The recovery of offshore activity since Hurricanes Katrina and Rita has been slow, but current levels of activity are beginning to approximate pre-storm levels. We anticipate that we will see more activity in the offshore market in the remainder of 2006 as customers return to more normal operating patterns.
Recent Product Developments
     Over the last several years we have developed a number of new products and product enhancements in each of our business segments. We have invested a significant amount of financial and human resources in developing these new products. We believe that these investments will be a key driver in our anticipated growth in 2006.

     Fluids Systems and Engineering. We continue to develop a position in the drilling fluids market by drawing upon increasing acceptance of our proprietary DeepDrill® and FlexDrill™ technologies to expand our customer base. We also have deployed our NewPhase™ product, a component of our water-based product line, which is used to create high performance fluid systems tailored to the drilling problems created by the reactive shale strata encountered in the Mid-Continent region. We believe that certain of these new products improve the economics of the drilling process and will make it easier for our customers to comply with increasingly strict environmental regulations affecting their drilling operations. Based on customer acceptance of our technology and service capability, we anticipate introducing these products and services in several additional foreign markets. In October 2005, we announced the execution of a memorandum of understanding to form a new company that will provide drilling fluids products and services in Brazil, in partnership with a well-established Brazilian company.
     Mat and Integrated Services. We continue to develop the worldwide market for our DuraBase™ composite mat system. Our marketing efforts for this product remain focused in eight principal markets, including Canada, the Arctic, Russia, the Middle East, South America, Mexico, Indonesia and the U.S. utilities markets. We have completed sales in all of these markets. We now are implementing several improvements to that product family based on our experience with rental and sales of this product. We believe these mats also have worldwide applications outside our traditional oilfield market, primarily in infrastructure construction, particularly for maintenance and upgrades of electric utility transmission lines, and as temporary roads for movement of oversized or unusually heavy loads.
     In addition, we continue marketing the Bravo™ mat system, a unit that weighs approximately 50 pounds and can be installed readily by an individual without the need for mechanical assistance. This new mat system has been designed specifically for temporary surfaces at events, walkways, tent flooring and similar applications that call for a lightweight, readily moveable product.
     Environmental Services. On August 24, 2006, our management, with the approval of the Executive Committee of our Board of Directors, determined to shut down the operations of Newpark Environmental Water Solutions, LLC, or NEWS, and to dispose of or redeploy all of the assets used in connection with its operations. NEWS was formed in early 2005 to commercialize in the United States and Canada a proprietary and patented water treatment technology owned by a Mexican company. In connection with the shut-down, we currently expect to recognize, in the quarter ended September 30, 2006, a non-cash pre-tax impairment charge of approximately $17.8 million against the assets attributable to the water treatment business. This estimated impairment charge relates to the write-down of investments in property, plant and equipment of approximately $15.8 million and advances and other capitalized costs associated with certain agreements of approximately $2.0 million.
     In addition, we expect to incur pre-tax cash charges for severance and other exit costs in the range of $4.0 million to $4.5 million, including severance costs of approximately $500,000 and site closure costs of approximately $3.5 million to $4.0 million, which will be expensed as incurred, with the majority of these costs expected to be incurred in 2006 and 2007.
     The reasons for this action include the following:
•	following continued negotiations in late July 2006, our conclusion that a satisfactory agreement with the owners of the technology could not be reached,

•	receipt of a report from outside consultants in August 2006 regarding the evaluation of the water treatment market and the technology,

•	difficulty in utilizing the technology on a consistently reliable basis,

•	losses incurred by NEWS to date, and

•	the prospect that the business will incur substantial future losses due to the inability to re-negotiate a disposal contract for the Gillette, Wyoming, facility in August 2006 and recent receipt of waste streams that have become increasingly more costly to process.
     By shutting down the operations of NEWS at this time, we believe that we will avoid substantial future losses and negative operating cash flows related to this business, once all exit costs are incurred. The operating loss for NEWS during the first nine months of 2006 was approximately $3.4 million.
     In September 2006, we started to shutdown the facilities and will start the site closure process as soon as all existing projects have been completed. In addition, we have begun the process of exploring possible sale of existing equipment and facilities.
Other Market Trends
     Current long-term industry analyses forecast difficulty in meeting anticipated growing demand for natural gas. In addition, current gas reserves are being depleted at a rate faster than they are being replaced through current drilling activities. Many shallow fields in the U.S. Gulf Coast market have been heavily exploited. Improved economics and technology have increased the interest of producers to drill at greater depths to reach the larger gas reserves. This trend is limited by the availability of rigs of adequate capacity to reach these deeper objectives.
     In other areas, including the Mid-Continent and the Rockies, deep shales and other hard rock formations of limited permeability are being exploited with advanced fracture stimulation technology that facilitates production of natural gas from these formations. We provide drilling fluids systems that accelerate penetration of these formations, thus reducing total well cost.
     We expect that increases in natural gas drilling activity increasingly will be associated with deeper, more costly wells. We view this trend as favorable to demand for our product offerings in all of our segments.
     Current short-term industry forecasts suggest a slight increase in the number of rigs active in our primary U.S. Gulf Coast market, due in large part to the restored production capacity from the major disruptions caused by Hurricanes Katrina and Rita in the U.S. Gulf Coast. We anticipate continued revenue growth in the markets we serve, driven by market share gains in critical, deep water and geologically deeper wells which generate higher levels of revenue per well. This market penetration is the result of our performance and continued success of our new products, including our DeepDrill® and FlexDrill™ families of products.
     Current short-term industry analyses forecast oil prices to increase from the current levels as the winter season approaches. Total petroleum demand in the United States is not expected to vary, and has not varied, much in 2006 as compared to 2005. The long-term forecast for oil prices and demand is consistent with the short-term forecast.
Critical Accounting Policies
     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments related to uncollectible accounts and notes receivable, customer returns, reserves for obsolete and slow moving inventory, impairments of long-lived assets, including goodwill and other intangibles and our valuation allowance for deferred tax assets. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.
     For additional discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005. Our critical accounting policies have not changed materially since December 31, 2005, except for the adoption of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which we refer to as FAS 123(R), as discussed below.
     See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information on new accounting standards.
Stock-Based Compensation
     Effective January 1, 2006, we adopted FAS 123(R) using a modified prospective method of application. FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We historically have used the Black-Scholes option-pricing model for measuring the fair value of stock options granted for disclosure purposes prior to adoption of FAS 123(R) and are continuing to use this model after adoption of FAS 123(R).
     Under the provisions of FAS 123(R) and using the modified prospective application method, we recognize stock-based compensation based on the grant date fair value, net of an estimated forfeiture rate, for all share-based awards granted after December 31, 2005 and granted prior to, but not yet vested as of, December 31, 2005. We recognize this expense on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. Under the modified prospective application, the results of prior periods are not restated. Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, which we refer to as APB 25, and related interpretations. Under APB 25, we generally recognized compensation cost for a stock option only when the exercise price of an employee stock option was less than the fair value of the underlying stock on the measurement date.
     Pursuant to the adoption of FAS 123(R) for the quarter ended March 31, 2006, we recorded stock-based compensation expense totaling $506,000, consisting of $264,000 related to stock options and $242,000 related to nonvested stock awards. During the quarter ended March 31, 2005, we recorded stock-based compensation totaling $162,000 consisting of $54,000 related to stock options and $108,000 related to nonvested stock awards. For the quarters ended March 31, 2006 and 2005, the impact on both basic and diluted earnings per share of recognized stock-based compensation expense was less than $0.01 per share.
     In our pro forma disclosures for the quarter ended March 31, 2005, we reported after-tax stock-based compensation expense of $257,000 related to stock options. During the year ended December 31, 2004, we modified the terms of non-director and non-executive officer stock options to accelerate the vesting of out-of-the-money options. This resulted in a decrease of approximately $300,000 in the pro forma after-tax expense that otherwise would have been reported for the three months ended March 31, 2005.
     As of March 31, 2006, our compensation cost related to nonvested awards not yet recognized totaled approximately $2.7 million which is expected to be recognized over a weighted average period of 3.93 years.

     See Note 2 to our unaudited consolidated financial statements included in this report for further information on stock-based compensation.
Results of Operations – Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005
     Summarized financial information concerning our reportable segments is shown in the following table (dollars in millions):

	Three Months Ended
	March 31,		Increase/(Decrease)
	2006	2005	$	%
		(Restated)
Revenues by segment:
Fluids systems and engineering	$115.4	$81.7	$33.7	41%
Mat and integrated services	33.8	32.0	1.8	6
Environmental services	17.6	15.4	2.2	14

Total revenues	$166.8	$129.1	$37.7	29%

Segment operating income:
Fluids systems and engineering	$12.7	$6.7	$6.0	90%
Mat and integrated services	3.7	6.3	(2.6)	(41)
Environmental services	1.5	1.5	—	0

Total segment operating income	17.9	14.5	3.4	23
General and administrative expenses	3.3	2.1	1.2	57

Total operating income	$14.6	$12.4	$2.2	18%

The amounts above are shown net of intersegment transfers.
Summarized segment operating income expressed as a percentage of segment revenue is shown in the following table:

	Three Months Ended		Increase
	March 31,		(Decrease)
	2006	2005	%
		(Restated)
Fluids systems and engineering	11.0%	8.2%	34%
Mat and integrated services	10.9%	19.7%	(45)%
Environmental services	8.5%	9.7%	(12)%

Fluids Systems and Engineering
Revenues
     Total revenue by region for this segment was as follows for the three months ended March 31, 2006 and 2005 (dollars in millions):

			2006 vs. 2005
	2006	2005	$	%

Drilling fluid sales and engineering:
North America	$75.1	$54.9	$20.2	37%
Mediterranean and South America	12.9	8.4	4.5	54

Total drilling fluid sales and engineering	88.0	63.3	24.7	39
Other	27.4	18.4	9.0	49

Total	$115.4	$81.7	$33.7	41%

     Our fluids systems and engineering segment continued to outpace market growth in its areas of operation. Fluid systems and engineering revenues increased 41% to $115.4 million for the quarter ended March 31, 2006, as compared to $81.7 million reported for the quarter ended March 31, 2005.
     Drilling fluid sales and engineering revenues in the North American market for the first quarter of 2006 were 37% higher than in the prior year while rig activity in the segment’s markets increased only 21%. These increases are due to continued market penetration in areas where new rigs are being developed, the servicing of more complicated wells which generate higher revenues and the performance of our proprietary products. In the North American market, we serviced an average of 256 rigs in the first quarter of 2006, as compared to 216 in the first quarter of 2005, an increase of 19%. Average annual revenue per well, an indication of the complexity and depth of wells that are serviced, increased 15% from the quarter ended March 31, 2005 to the quarter ended March 31, 2006.
     Revenues from servicing drilling rigs in the Mediterranean and South American markets increased 54% from $8.4 million in the quarter ended March 31, 2005 to $12.9 million in the quarter ended March 31, 2006. This increase in revenue is related to additional investments in these markets. We anticipate revenue growth of approximately 40% within these markets over the full year 2005 revenue results.
     Other revenue in this segment includes revenue generated from completion fluids, rentals, transportation and industrial materials. Revenue increased 49% to $27.4 million for the first quarter ended March 31, 2006, as compared to $18.4 million for the quarter ended March 31, 2005. This increase is primarily due to increases in our completion fluids business related to additional capital investments as well as increased market share.
Operating Income
     Operating income for the segment increased $6.0 million in the first quarter of 2006 on a $33.7 million increase in revenues, as compared to the first quarter of 2005. The operating margin for this segment in the first quarter of 2006 was 11.0%, as compared to 8.2% in the first quarter of 2005. Although gross margins have increased, cost increases related to products, services, personnel and transportation have had an impact on our incremental operating margin growth.
Mat and Integrated Services
Revenues
     Total revenue for this segment consists of the following for the three months ended

March 31, 2006 and 2005 (dollars in millions):

			2006 vs. 2005
	2006	2005	$	%

Installation	$4.7	$4.9	$(0.2)	(4)%
Re-rental	2.0	2.6	(0.6)	(23)

Total U.S. oilfield mat rental	6.7	7.5	(0.8)	(11)
Non-oilfield mat rental	0.7	3.4	(2.7)	(79)
Canadian mat sales	7.7	3.9	3.8	97
Composite mat sales	4.7	6.4	(1.7)	(27)
Integrated services and other	14.0	10.8	3.2	30

Total	$33.8	$32.0	$1.8	6%

     U.S. oilfield mat rental volume for the first quarter of 2006 totaled 4.5 million square feet as compared to 4.4 million square feet in the first quarter of 2005. Average price per square foot decreased 7.1% from the first quarter of 2005 to the first quarter of 2006 primarily due to competitive pressures as the number of oilfield rigs available has not returned to historical levels in the U.S. Gulf Coast.
     Revenues from non-oilfield mat rentals, a premium margin market composed principally of utility and infrastructure construction markets, decreased 79% to $700,000 in the first quarter of 2006, compared to $3.4 million in the first quarter of 2005. The large decrease is due to large one-time utility jobs that occurred in the first quarter of 2005. We continue to believe that this market has growth opportunities due to the increasing demand for electricity and the aging of our nation’s electrical power delivery infrastructure. However, this market has a seasonal nature to it, with peak activities occurring during winter periods, when electrical power demands are lowest.
     Sales of wooden mats, generally a lower margin business, account for a majority of our Canadian customers. We continue to see an increase in demand for our wooden mats in the western Canadian market, as more customers seek to extend the drilling season during the spring break-up and improve operating efficiency. The first quarter of 2006 also includes several larger sales of wooden mats to customers operating in the Jonah-Pinedale area of Wyoming.
     During the first quarter of 2006, we sold approximately 2,500 DuraBaseTM composite mats and 1,600 BravoTM mats resulting in $4.7 million of composite mat revenues, as compared to $6.4 million of revenue on approximately 3,900 DuraBaseTM composite mats and 400 BravoTM mats sold in the first quarter of 2005. In the first quarter of 2005, we had significant revenues from a number of large, one-time orders for these mats.
     Integrated services and other revenues, our lowest-margin business unit for this segment, includes a comprehensive range of environmental services necessary for our customers’ E&P activities. These revenues also include the operations of our sawmill in Batson, Texas. These revenues increased $3.2 million to $14.0 million in the first quarter of 2006, as compared to the first quarter of 2005 due to increased activity in production site maintenance and environmental services related to the rebuilding of the infrastructure after Hurricanes Katrina and Rita.
Operating Income
     Mat and integrated services operating income decreased $2.6 million in the first quarter of 2006 on a $1.8 million increase in revenues, as compared to the first quarter of 2005. Operating margins also decreased to 10.9% from 19.7% in the quarter ended March 31, 2005. The decrease in operating income is principally due to the change in mix of revenues during the quarter. Revenue increases experienced during the quarter were in our lower margin product and services, while revenue decreases were in our higher margin product and services offerings.

Environmental Services
Revenues
     Total revenue for this segment consists of the following for the three months ended March 31, 2006 and 2005 (dollars in millions):

			2006 vs. 2005
	2006	2005	$	%

E&P waste U.S. Gulf Coast	$11.5	$10.3	$1.2	12%
E&P waste-other markets	4.6	3.3	1.3	39
Norm and Industrial	1.5	1.8	(0.3)	(17)

Total	$17.6	$15.4	$2.2	14%

     E&P waste U.S. Gulf Coast revenues increased $1.2 million, or 12%, on a 15% increase in waste volumes received. The average revenue per barrel in the U.S. Gulf Coast market declined 2% as compared to the average in 2005 due to fewer ancillary services being sold in the offshore markets in 2006. The increase in E&P waste revenues from other markets of $1.3 million is related to increased revenues in the western Canadian market.
Operating Income
     Environmental services operating income was relatively unchanged in the first quarter of 2006, in spite of the $2.2 million increase in revenues. Operating margins decreased in the first quarter of 2006 to 8.5% as compared to 9.7% for the same period in 2005. This was principally due to a change in mix in revenues and an increase in operating losses associated with the early stages of water treatment operations in Wyoming (NEWS). The operating loss related to the new water treatment operations was approximately $600,000 in the first quarter of 2006, as compared to $100,000 in the first quarter of 2005. In addition to these factors, we recently have experienced cost increases, principally related to transportation, and price increases have not yet been fully implemented to offset these cost increases.
General and Administrative Expense
     General and administrative expense increased $1.2 million to approximately $3.3 million in the first quarter of 2006, as compared to the same period in 2005. The increase is associated with several factors, including changes in estimates totaling approximately $550,000 relating to a lawsuit involving the landowner of one of our former leased facilities as well as an unfavorable franchise tax audit, unfavorable variances in our self-insured insurance programs of approximately $300,000 and an increase in stock-based compensation costs of approximately $200,000. We anticipate that general and administrative expenses will be significantly higher during 2006 than in prior years, principally due to higher legal and related costs associated with the internal investigation commissioned by our Audit Committee on April 12, 2006 and the class action lawsuits filed as a result of the investigation.
Foreign Currency Exchange Gains
     Net foreign currency losses totaled $113,000 in the first quarter of 2006 compared to net foreign currency gains of $274,000 in the first quarter of 2005. In the first quarter of 2006, the net foreign currency losses were associated primarily with our Canadian operations. In the first quarter of 2005, the net foreign currency gains were associated primarily with our Mediterranean operations.

Interest Expense
     Interest expense increased $760,000 to $4.8 million in the first quarter of 2006, as compared to $4.1 million in the first quarter of 2005. The increase was primarily due to a loss of approximately $624,000 on an interest rate swap arrangement for our Mediterranean operations. During this period, reductions in the average outstanding debt have been offset by increases in interest rates on our variable-rate debt.
Provision for Income Taxes
     For the quarter ended March 31, 2006, we recorded an income tax provision of $3.5 million, reflecting an income tax rate of 35.8%. For the quarter ended March 31, 2005, we recorded an income tax provision of $3.2 million, reflecting an income tax rate of 37.1%.
Liquidity and Capital Resources
     Our working capital position was as follows:

	March 31,	December 31,
	2006	2005

Working Capital (in thousands)	$168,834	$164,508
Current Ratio	2.47	2.47
     During the first quarter of 2006, our working capital position increased by $4.3 million. Net trade accounts receivable increased $10.3 million during the first quarter of 2006 on a $21.4 million increase in revenues from the fourth quarter of 2005. For the first quarter of 2006, days’ sales in receivables declined by five days to 81 days, from 86 days for the fourth quarter of 2005. We continue to monitor our accounts receivable positions and working capital management is a primary focus for our management.
     We anticipate that our working capital requirements for 2006 will increase with the growth in revenue that we are experiencing. Some of this expected increase in working capital requirements should be offset by our continued focus on improving our collection cycle. However, we have the ability to supplement our operating cash flows with borrowings under our credit facility to fund the expected increase in working capital. We believe we have adequate capacity under our credit facility to meet these anticipated working capital needs.
     Cash generated from operations during the first quarter of 2006 totaled $12.0 million, including $3.1 million of insurance proceeds resulting from claims associated with Hurricanes Katrina and Rita. We received additional insurance proceeds of $3.5 million in the first quarter of 2006 for reimbursement of losses on property, plant and equipment. This cash was used principally to fund net capital expenditures of $12.2 million and to reduce debt by $5.8 million. Capital expenditures totaled approximately $12.7 million, including $1.2 million to replace property, plant and equipment damaged by Hurricanes Katrina and Rita and $2.7 million in additions associated with the new water technology. This compares to $5.5 million in depreciation. We anticipate that remaining 2006 capital expenditures will approximate depreciation and that we will fund these capital expenditures with cash generated from operations.

     Our long-term capitalization was as follows:

	March 31,	December 31,
(In thousands)	2006	2005

Long-term debt (excluding current maturities):
Senior subordinated notes	$125,000	$125,000
Credit Facility-revolver	30,278	32,743
Credit Facility-term	5,080	5,830
Barite facilities financing	11,562	11,875
Loma financing	2,638	2,638
Other, primarily mat financing	7,087	7,847

Total long-term debt	181,645	185,933
Stockholders’ equity	357,674	346,725

Total long-term capitalization	$539,319	$532,658

Long-term debt to long-term capitalization	33.7%	34.9%

     On August 18, 2006, we entered into a Term Credit Agreement which we refer to as the Term Credit Facility with certain lenders, JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust Company, as collateral agent. This Term Credit Facility, in the aggregate face amount of $150.0 million, has a five-year term and an initial interest rate of LIBOR plus 3.25%, based on our corporate family ratings of B1 by Moody’s and B+ by Standard & Poor’s. The maturity date of the Term Credit Facility is August 18, 2011.
     The Term Credit Facility requires that we will enter into, and thereafter maintain, interest rate management transactions, such as interest rate swap arrangements, to the extent necessary to provide that at least 50% of the aggregate principal amount of the Term Credit Facility is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. In connection with this provision, we entered into an interest rate swap arrangement for the period from September 22, 2006 through March 22, 2008, which fixes the LIBOR rate applicable to 100% of the principal amount under the Term Credit Facility at 5.35%. In addition, we entered into an interest rate cap arrangement that provides for a maximum LIBOR rate of 6.00% on the principal amount of $68.9 million for the period from March 22, 2008 through September 22, 2009. We paid a fee of $170,000 for the interest rate cap arrangement, which is expected to be expensed during the period covered by the arrangement.
     We made a draw down of the entire Term Credit Facility on September 22, 2006, and partially used it to redeem our outstanding 8 5/8% Senior Subordinated Notes which we refer to as the Notes in the principal amount of $125.0 million plus accrued interest. In addition, we repaid the barite facilities financing and the term portion of the current Credit Facility. The Term Credit Facility is a senior secured obligation of ours and is secured by first liens on all of our tangible and intangible assets, excluding our accounts receivable and inventory, and by a second lien on accounts receivable and inventory. The Term Credit Facility is callable at face value, except for a 1% call premium if called at any time during the first year.
     In connection with the redemption of the Notes and the payout of the other term debt, we will expense the unamortized balance of debt issuance costs related to these debt instruments which totaled approximately $838,000 in the third quarter of 2006. In addition, the prepayment of the barite facilities financing resulted in a prepayment penalty of approximately $369,000, which also will be recorded in the third quarter of 2006.

     At March 31, 2006, $8.1 million was outstanding under the term portion of the Credit Facility and the maximum amount we could borrow under the revolving portion of the Credit Facility was $68.2 million. At March 31, 2006, $14.3 million in letters of credit were issued and outstanding and $30.3 million was outstanding under the revolving portion of the Credit Facility, leaving $23.6 million of availability at that date. The Credit Facility bears interest at either a specified prime rate (7.75% at March 31, 2006) or the three-month LIBOR rate (4.98% at March 31, 2006), in each case plus a spread determined quarterly based upon a fixed charge coverage ratio. The weighted average interest rates on the outstanding balances under the credit facility for the three months ended March 31, 2006 and March 31, 2005 were 7.8% and 6.2%, respectively. As discussed above, the term portion of the credit facility was paid in full on September 22, 2006.
     At March 31, 2006, $12.8 million was outstanding under the barite facilities financing. The facility bears interest at one-month LIBOR plus 3.75% (8.38% at March 31, 2006). The barite facility financing was paid in full, on September 22, 2006, in connection with the funding of the Term Credit Facility.
     The Credit Facility and the barite facilities financing contain a fixed charge coverage ratio covenant and a tangible net worth covenant. As of March 31, 2006, we were in compliance with these covenants contained in these facilities. These facilities and the Notes also contain obligations for us to deliver financial statements and a compliance certificate on a timely basis. As a result of our failure to file this Quarterly Report on Form 10-Q in a timely manner with the Securities and Exchange Commission due to the matters described in the Explanatory Note and Note A to the Notes to the Consolidated Financial Statements in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005, we were in default on these facilities. However, we had obtained waivers of this default from the various lenders or, in the case of the holders of the Notes, entered into the Term Credit Facility and paid these lenders in full. Concurrent with the filing of this report and the Form 10-Q for the three- and six-month period ended June 30, 2006, we are in compliance with the financial statement filing requirements of all our credit facilities.
     The Notes, the Term Credit Facility and the Credit Facility also contain covenants that significantly limit the payment of dividends on our common stock.
     Ava, S.p.A, our European fluids systems and engineering subsidiary which we refer to as Ava, maintains its own credit arrangements, consisting primarily of lines of credit with several banks, with the lines renewed on an annual basis. Advances under these credit arrangements are typically based on a percentage of Ava’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was approximately 6.0% at March 31, 2006. As of March 31, 2006, Ava had a total of $11.1 million outstanding under these facilities, including approximately $200,000 reported in long-term debt. We do not provide a corporate guaranty of Ava’s debt. At March 31, 2006, Ava had an interest rate swap arrangement outstanding which fixes the interest rate applicable to $4.9 million of its debt within a range which escalates over time. This arrangement requires annual settlements and matures in February 2015.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk from changes in interest rates and changes in foreign currency rates. Our exposures to market risks have not changed materially from those disclosed in Item 7A of Part II of Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.
Interest Rate Risk
     Our policy historically has been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At March 31, 2006, we had total debt outstanding of $204.1 million.
     At March 31, 2006, Ava had an interest rate swap arrangement outstanding which fixes the interest rate applicable to $4.9 million of its debt within a range which escalates over time. This arrangement requires annual settlements and matures in February 2015. At March 31, 2006, the fair value of this arrangement represents a liability of approximately $624,000.
     At March 31, 2006, $129.9 million, or 64%, relates to fixed rate debt. The majority of this fixed rate debt relates to our Senior Subordinated Notes, which we refer to as the Notes, which bear interest at a fixed rate of 8.625%. The remaining fixed rate debt relates to $4.9 million of Ava debt as discussed above. The remaining $74.2 million of debt outstanding at March 31, 2006 bears interest at a floating rate.
     At March 31, 2006, the weighted average interest rate under our floating-rate debt was approximately 7.1%. A 200 basis point increase in market interest rates during 2006 would cause our annual interest expense to increase approximately $900,000, net of taxes, resulting in a $0.01 per diluted share reduction in annual earnings.
     On August 18, 2006, we entered into a Term Credit Agreement pursuant to which we obtained a Term Credit Facility in the aggregate face amount of $150.0 million. The initial interest rate on the Term Credit Facility under this agreement is LIBOR plus 3.25%, based on our corporate family ratings of B1 by Moody’s and B+ by Standard & Poor’s. The Term Credit Agreement requires that we will enter into, and thereafter maintain, interest rate management transactions, such as interest rate swap arrangements, to the extent necessary to provide that at least 50% of the aggregate principal amount of the Term Credit Facility is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. To satisfy this provision, we entered into an interest rate swap arrangement for the period from September 22, 2006 through March 22, 2008, which fixes the LIBOR rate applicable to 100% of the principle amount under the Term Credit Facility at 5.35%. In addition, we entered into an interest rate cap arrangement that provides for a maximum LIBOR rate of 6.00% on the principal amount of $68.9 million for the period from March 22, 2008 through September 22, 2009. We paid a fee of $170,000 for the interest rate cap arrangement.
Foreign Currency
     Our principal foreign operations are conducted in Canada and in areas surrounding the Mediterranean Sea. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments. However, during the quarter ended March 31, 2005, our Canadian subsidiary committed to purchase approximately $2.0 million of barite from one of our U.S. subsidiaries and we entered into a foreign currency forward contract arrangement to reduce its exposure to foreign currency fluctuations related to this commitment. The forward contract requires that the Canadian subsidiary purchase approximately $2.0 million U.S. dollars at a contracted exchange rate of 1.2496 over a two-year period. At March 31, 2006, the fair value of this forward contract represents a loss of approximately $62,000.
Fair Value of Financial Instruments
     The fair value of cash and cash equivalents, net accounts receivable, accounts payable and variable rate debt approximated book value at March 31, 2006. The fair value of the Notes totaled $124.5 million at March 31, 2006.
     At March 31, 2006, Ava had an interest rate swap arrangement outstanding which fixes the interest rate applicable to $4.9 million of its debt within a range which escalates over time. This arrangement requires annual settlements and matures in February 2015. At March 31, 2006, the fair value of this arrangement represents a liability of approximately $624,000.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As further described in Note A to the Consolidated Financial Statements contained in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission on October 10, 2006, our current Chief Executive Officer and current Chief Financial Officer, with the participation of current management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.
     Based on their evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are not adequate to ensure that (1) information required to be disclosed by us in the reports filed or furnished by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our current Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective at reaching a reasonable level of assurance of achieving the desired objectives because of the material weaknesses in our internal control over financial reporting discussed in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission on October 10, 2006.
     Our management is committed to eliminating the material weaknesses noted above by changing our internal control over financial reporting. Management, along with our Board of Directors, has implemented, or is in the process of implementing, the following changes to our internal control over financial reporting:
1.	After reviewing the results of the independent investigation, the former Chief Executive Officer and the former Chief Financial Officer were terminated for cause. The former Soloco Chief Financial Officer also was terminated. Our Board of Directors hired our current Chief Executive Officer, Paul L. Howes, on March 22, 2006, and we have recently hired a new Vice President and Chief Financial Officer, as well as a Chief Administrative Officer and General Counsel, which is a newly created position.

2.	Our current Chief Executive Officer, current senior management and the Board of Directors are committed to setting the proper tone regarding internal control over financial reporting and achieving transparency through effective corporate governance, a strong control environment, business standards reflected in our Code of Business Conduct and Ethics, and financial reporting and disclosure completeness and integrity. Our current Chief Executive Officer has met with all key personnel throughout the organization who have significant roles in the establishment and maintenance of internal control over financial reporting to emphasize our commitment to enhancing those controls.

3.	We are in the process of enhancing our Code of Business Conduct and Ethics to include, among other improvements, the mandate that all potential management overrides of internal controls are to be reported directly to the Chief Administrative Officer and General Counsel. We are in the process of establishing procedures to ensure that our Code of Business Conduct and Ethics and all corporate governance policies are made available to all employees and that an annual certification of adherence to these policies is obtained from all personnel considered key to our control environment.

4.	We have hired a president of the Mat and Integrated Services business segment. This new position was established to afford greater control and transparency over the individual business units operating within this business segment. This new president has hired a new controller and is currently in the process of hiring a new chief financial officer for the business segment and has been working with the current operating and financial personnel to establish the following improvements in internal control:
•	We are in the process of evaluating any inconsistencies in established internal controls among the reporting units and will modify controls to ensure consistency as appropriate.

•	We have established additional controls surrounding the purchasing of products and services, including the requirement for segregation of all purchasing, receiving and payables processing functions.

•	We have established a monthly reconciliation process for all mat purchases, whether for resale or for rental, and a quarterly physical inventory count process performed by individuals independent of the mat accounting functions. These count procedures will be reviewed by our internal audit department at least twice per year.
5.	We are in the process of enhancing our fraud hotline through the outsourcing of this hotline to an independent company.

6.	We have established a Disclosure Committee, consisting of senior management from the corporate office and significant reporting units, and outside counsel. The Disclosure Committee will meet at least quarterly and is responsible for reviewing all quarterly and annual reports prior to filing as well as deciding, as needed, disclosure issues related to current reports.

7.	We are in the process of implementing procedures with significant vendors to confirm on an annual basis that no side agreements exist with the vendor and us, our subsidiaries or employees. This confirmation process will be monitored and controlled by our internal audit department.

8.	To enhance our preventive controls related to the possibility of a circular transaction, we are in the process of implementing a policy that requires approval prior to entering into a transaction to sell products or services to an established vendor. The approval of two of our executive officers will be required if that sale transaction or series of transactions is greater than $1 million.

9.	We are in the process of implementing a mandatory consecutive five-day vacation policy for all personnel who work in the payables or cash management departments to enhance our ability to detect and prevent circumvention of controls in these areas.

10.	We have implemented a policy that requires an independent third-party valuation of material intangible assets and independent recommendations for the amortization period prior to recording any acquisitions of those assets. In addition, as an enhancement to our established quarterly review procedure of discussing asset impairments with key operating and financial personnel, we will create an Intellectual Property Committee consisting of the Chief Administrative Officer and General Counsel, Chief Accounting Officer and Chief Financial Officer that will be responsible for the oversight of all amortizing and non-amortizing intangible assets, including the annual review of impairment of these assets. For all material intangible assets, this committee will make decisions regarding the use of independent third parties for annual assessments.
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
Changes in Internal Control over Financial Reporting
     During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. Legal Proceedings
     The information set forth in the litigation section of Note 6, “Commitments and Contingencies,” and Note 8, “Subsequent Events,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.
ITEM 1A. Risk Factors
     For further information regarding risks and uncertainties affecting us, we refer you to the risk factors set forth in Item 1A of Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005. Following are material updates to those disclosures.
We recently announced that we will shut down the operations of Newpark Environmental Water Solutions, LLC, or NEWS, and that we will dispose of or redeploy all of the assets used in connection with its operations. This will result in a non-cash pre-tax impairment charge of approximately $17.8 million and pre-tax cash charges in the range of $4.0 million to $4.5 million, which will primarily be incurred in 2006 and 2007. Our failure to shut down the facilities as planned and sell or redeploy the existing equipment and facilities could have a material adverse effect on our consolidated financial statements.
     On August 24, 2006, our management with the approval of the Executive Committee of our Board of Directors determined to shut down the operations of NEWS and to dispose of or redeploy all of the assets used in connection with its operations. NEWS was formed in early 2005 to commercialize in the United States and Canada a proprietary and patented water treatment technology owned by a Mexican company. In connection with the shut-down, we currently expect to recognize, in the quarter ended September 30, 2006, a non-cash pre-tax impairment charge of approximately $17.8 million against the assets attributable to the water treatment business. This estimated impairment charge relates to the write-down of investments in property, plant and equipment of approximately $15.8 million and advances and other capitalized costs associated with certain agreements of approximately $2.0 million.
     In addition, we expect to incur pre-tax cash charges for severance and other exit costs in the range of $4.0 million to $4.5 million, including severance costs of approximately $500,000 and site closure costs of approximately $3.5 million to $4.0 million, which will be expensed as incurred, with the majority of these costs expected to be incurred in 2006 and 2007.
     In September 2006, we started to shut down the facilities and will start the site closure process as soon as all existing projects have been completed. In addition, we have begun the process of exploring possible sale of existing equipment and facilities. However, our failure to shut down the facilities as planned and to sell or redeploy the existing equipment and facilities could have a material adverse effect on our consolidated financial statements.
We are subject to legal proceedings that could adversely affect our results of operations, financial condition, liquidity and cash flows.
     We and certain of our current directors and former officers are subject to several class action and derivative lawsuits. We also may be subject to other proceedings following the conclusion of the investigation into accounting matters by the Audit Committee of our Board of Directors. We discuss these cases in greater detail above under the caption “Legal Proceedings” and in Note 8 of Notes to Unaudited Consolidated Financial Statements contained in this report. We are currently unable to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. The range of possible resolutions of these proceedings could include judgments against us or our former or current officers or directors or settlements that could require substantial payments by us, either directly or pursuant to our indemnification obligations to our officers and directors. These payments could have a material adverse effect on our results of operations, financial condition, liquidity and cash flows. In addition, the defense of, or other involvement of our company in, these actions will require management attention and resources.
We may not have adequate insurance for potential liabilities, including potential liabilities arising out of the class action and derivative lawsuits filed against us and our current or former officers and directors. Any significant liability not covered by insurance or exceeding our coverage limits could have a material adverse effect on our financial condition.
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
     In connection with our announcement regarding the internal investigation commissioned by our Audit Committee, we have been served with five class action lawsuits against us and certain of our officers and a director and four derivative suits against certain of our former officers and current directors, alleging damages resulting from the loss of value in our common stock subsequent to the announcement of the investigation.
     We have notified our directors and officers’ insurance carrier of these suits and to date our carrier has not acknowledged coverage. We may have an uninsured claim as a result of these lawsuits, which could have a material adverse effect on our results of operations. We also may not be able to obtain officers and directors insurance in the future as a result of these claims.
The cost of barite has recently experienced significant volatility, and these fluctuations may continue, which may have an adverse effect on our fluid systems and engineering segment.
     Barite is a naturally occurring mineral that, when processed, composes a significant portion of many drilling fluids systems. We currently secure all our barite from foreign sources, primarily China and India. Barite from these geographic regions has recently experienced a great deal of cost volatility due to numerous factors. The largest of these cost factors is transportation, comprised of inland transportation and ocean freight. Due to recent wide swings in world demand for raw materials produced from both China and India and rapidly expanding economies of these same countries, all forms of transportation have experienced unprecedented increases. These transportation costs have been further stressed due to the spiraling world oil costs. In addition to the volatility of shipping costs, basic mineral production and processing costs also have experienced upward pressures. These factors include the proximity of mineral reserves to shipping ports, dwindling reserves, internal labor cost increases due to increased safety regulations and cost of living adjustments as well as increased supply and demand pressures. Recent currency exchange rate fluctuations also have contributed to the upward cost trend. If we are unable to reduce these costs or increase the price of our barite-based products, we may experience lower margins in the fluids systems and engineering segment.
     There is a current drilling fluids industry-backed movement to modify the current barite specific gravity specifications set by the American Petroleum Institute. If accepted, this modification could extend the worldwide usable barite reserves, thus ensuring a longer term supply. However, the modification would have minimal impact on current barite costs such as transportation and logistics. We as a company have been securing rights to produce some limited domestic lower gravity barite should the new lower-specific gravity specifications become acceptable in the industry. If we are not able to secure these rights, we could incur additional costs in selected inland markets in the U.S. domestic sales areas.
We have identified material weaknesses in our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on our business and our stock price.
     As further described in Item 4, Part I, under the heading “Controls and Procedures,” our current Chief Executive Officer and current Chief Financial Officer, with the participation of current management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.
     Based on their evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are not adequate to ensure that (1) information required to be disclosed by us in the reports filed or furnished by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Security and Exchange Commission and (2) the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our current Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective at reaching a reasonable level of assurance of achieving the desired objectives because of the material weaknesses in our internal control over financial reporting discussed above under the heading “Controls and Procedures.”
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
ITEM 3. Defaults Upon Senior Securities
     Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
ITEM 5. Other Information
     Not applicable.
ITEM 6. Exhibits
     (a) Exhibits

10.1	Employment Agreement, dated March 22, 2006, between Newpark Resources, Inc. and Paul L. Howes.*(1)

10.2	Stock Award Agreement, dated as of March 22, 2006, by and between Paul L. Howes and Newpark Resources, Inc.*

10.3	Non-Statutory Stock Option Agreement, dated as of March 22, 2006, by and between Paul L. Howes and Newpark Resources, Inc.*

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensation plan or agreement.

(1)	Previously filed in the exhibits to our Current Report on Form 8-K dated March 22, 2006.

NEWPARK RESOURCES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 9, 2006

NEWPARK RESOURCES, INC.
By:	/s/ Paul L. Howes
Paul L. Howes, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James E. Braun
James E. Braun, Vice President and Chief
Financial Officer (Principal Financial Officer)

By:	/s/ Eric M. Wingerter
Eric M. Wingerter, Vice President and Controller
(Principal Accounting Officer)

Index to Exhibit

10.1	Employment Agreement, dated March 22, 2006, between Newpark Resources, Inc. and Paul L. Howes.*(1)

10.2	Stock Award Agreement, dated as of March 22, 2006, by and between Paul L. Howes and Newpark Resources, Inc.*

10.3	Non-Statutory Stock Option Agreement, dated as of March 22, 2006, by and between Paul L. Howes and Newpark Resources, Inc.*

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensation plan or agreement.

(1)	Previously filed in the exhibits to our Current Report on Form 8-K dated March 22, 2006.