Form 10-Q
period 2006-06-30
NEWPARK RESOURCES INC
filed 2006-11-09
CIK 71829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

EXPLANATORY NOTE
     This Quarterly Report on Form 10-Q includes restated consolidated financial statements for the three- and six-month periods ended June 30, 2005. For discussion of the reasons for and the effect of the restatement, please refer to Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005, which we refer to as the 2005 Annual Report. The Explanatory Note contained in the 2005 Annual Report, as well as Note A to the restated consolidated financial statements included in the 2005 Annual Report, describe the circumstances and results of the restatement of our consolidated financial statements in connection with the period covered by the 2005 Annual Report, which includes the consolidated financial statements for the quarter and six months ended June 30, 2005. Note Q to the restated consolidated financial statements included in the 2005 Annual Report includes a summary of the restated consolidated financial statements for the three- and six-month periods ended June 30, 2005.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE- AND SIX-MONTH PERIODS ENDED
June 30, 2006
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
          Among the risks and uncertainties that could cause future events and results to differ materially from those we anticipate in the forward-looking statements included in this Quarterly Report on Form 10-Q are the following:
•	a material decline in the level of oil and gas exploration and production and any reduction in the industry’s willingness to spend capital on environmental and oilfield services;

•	material changes in oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital;

•	changes in domestic and international political, military, regulatory and economic conditions;

•	a rescission or relaxation of government regulations affecting exploration and production (“E&P”) and Naturally Occurring Radioactive Material (“NORM”) waste disposal;

•	changes in existing regulations related to E&P and NORM waste disposal;

•	failure of our patents or other proprietary technology to prevent our competitors from developing substantially similar technology, which would reduce any competitive advantages we may have from these patents and proprietary technology;

•	failure to keep pace with the continual and rapid technological developments in our industries;

•	the highly competitive nature of our business;

•	failure of our investments in new businesses, new technology or new products and services to achieve sales and profitability levels that justify our investment in them, which could result in these investments placing downward pressure on our margins, the recording of a material impairment, or our disposing of these investments at a loss;

•	unavailability of critical supplies or equipment in the oil and gas industry and personnel trained to operate this equipment or provide our services;

•	increases in our costs, including raw materials costs, transportation costs and personnel costs which are not fully offset by price increases to our customers, resulting in downward pressure on our operating margins;

•	failure to gain continued acceptance or market share for our products and services, including our DeepDrill® and FlexDrill™ technology, our DuraBase™ and Bravo™ mats;

•	inability to continue in effect the permits necessary to operate our E&P waste and non-hazardous waste disposal wells;

•	adverse weather conditions that could disrupt drilling operations or our ability to service our customers and reduce the demand for our services;

•	failure to comply with any of the numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our business, or changes in these regulations and policies;

•	exposure to potential environmental or regulatory liability, which could require us to pay substantial amounts with respect to these liabilities, including costs to clean up and close contaminated sites;

•	inability to maintain adequate insurance against risks in our business at economical rates, including in connection with the class action lawsuits filed against us and our current and former directors and officers;

•	the impact of those class action lawsuits and the shareholder derivative actions on our business and results of operations;

•	social, political and economic situations in foreign countries where we operate, including compliance with a wide variety of complex U.S. and foreign laws, treaties and regulations, unexpected changes in regulatory environments, inadequate protection of intellectual property, legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers;

•	consequences of significant changes in interest rates and currency exchange rates;

•	our inability to retire or refinance our long-term debt at or before its maturity, which could be affected by conditions in financial markets or our own financial condition at a future time, and our inability to obtain any replacement long-term financing on terms as favorable to us as under our current financing, if at all; and

•	the impact of shutting down the operations of Newpark Environmental Water Solutions, LLC, and the related charges that are expected to be incurred in connection with that shut down (see Note 9, “Subsequent Events,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q).

PART I
ITEM 1. Unaudited Consolidated Financial Statements
Newpark Resources, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
(In thousands, except share data)	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$8,419	$7,989
Trade accounts receivable, less allowance of $1,421 at June 30, 2006 and $804 at December 31, 2005	149,610	137,174
Notes and other receivables	3,559	12,623
Inventories	101,907	88,731
Deferred tax asset	19,006	16,231
Prepaid expenses and other current assets	14,916	13,448

Total current assets	297,417	276,196

Property, plant and equipment, at cost, net of accumulated depreciation	249,043	238,409
Goodwill	118,315	116,841
Other intangible assets, net of accumulated amortization	12,795	12,809
Other assets	6,397	7,039

	$683,967	$651,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Foreign bank lines of credit	$11,147	$10,890
Current maturities of long-term debt	8,503	12,696
Accounts payable	43,328	47,371
Accrued liabilities	42,752	40,731

Total current liabilities	105,730	111,688

Long-term debt, less current portion	196,087	185,933
Deferred tax liability	12,631	4,211
Other non-current liabilities	3,615	2,737

Stockholders’ equity:
Common Stock, $.01 par value, 100,000,000 shares authorized, 89,404,973 and 88,436,112 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	894	884
Paid-in capital	442,497	436,636
Unearned restricted stock compensation	—	(235)
Accumulated other comprehensive income	8,581	7,616
Retained deficit	(86,068)	(98,176)

Total stockholders’ equity	365,904	346,725

	$683,967	$651,294

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Income
For the Three- and Six-Month Periods Ended June 30
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues	$164,831	$141,496	$331,596	$270,549
Cost of revenues	146,545	126,659	295,433	241,276

	18,286	14,837	36,163	29,273

General and administrative expenses	5,463	2,627	8,792	4,704

Operating income	12,823	12,210	27,371	24,569

Foreign currency exchange (gain) loss	(420)	283	(307)	9
Interest income	(98)	(55)	(145)	(124)
Interest expense	4,223	4,195	9,064	8,276

Income before income taxes	9,118	7,787	18,759	16,408
Provision for income taxes	3,195	2,707	6,651	5,904

Net income	5,923	5,080	12,108	10,504

Preferred stock dividends	—	225	—	450

Net income applicable to common and common equivalent shares	$5,923	$4,855	$12,108	$10,054

Basic income per common and common equivalent share	$0.07	$0.06	$0.14	$0.12

Diluted income per common and common equivalent share	$0.07	$0.06	$0.13	$0.12

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income
For the Three- and Six-Month Periods Ended June 30
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In thousands)		(Restated)		(Restated)
Net income	$5,923	$5,080	$12,108	$10,504

Foreign currency translation adjustments	1,624	(1,698)	965	(2,323)

Comprehensive income	$7,547	$3,382	$13,073	$8,181

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
For the Six-Month Periods Ended June 30,
(Unaudited)

(In thousands)	2006	2005
		(Restated)
Cash flows from operating activities:
Net income	$12,108	$10,504
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	13,110	11,894
Stock-based compensation expense	1,133	352
Provision for deferred income taxes	5,354	5,522
Loss on sale of assets	321	227
Change in assets and liabilities:
Increase in accounts and notes receivable	(10,737)	(16,009)
(Increase) decrease in inventories	(13,836)	3,156
Increase in other assets	(838)	(4,367)
(Decrease) increase in accounts payable	(3,866)	2,514
Increase in accrued liabilities and other	6,409	5,144

Net cash provided by operating activities	9,158	18,937

Cash flows from investing activities:
Capital expenditures	(22,755)	(19,677)
Proceeds from sale of property, plant and equipment	539	502
Insurance proceeds from property, plant and equipment claim	3,471	—
Acquisitions, net of cash received	—	(840)

Net cash used in investing activities	(18,745)	(20,015)

Cash flows from financing activities:
Net borrowings on lines of credit	15,516	4,643
Net (payments) borrowings on notes payable and long-term debt	(10,417)	887
Preferred stock dividends paid in cash	—	(450)
Proceeds from exercise of stock options and ESPP	4,075	1,886
Excess tax benefit from exercise of stock options	596	—

Net cash provided by financing activities	9,770	6,966

Effect of exchange rate changes	247	(404)

Net increase in cash and cash equivalents	430	5,484

Cash and cash equivalents at beginning of period	7,989	7,022

Cash and cash equivalents at end of period	$8,419	$12,506

See Accompanying Notes to Unaudited Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. (“Newpark”) as of June 30, 2006, and the results of its operations and its cash flows for the three- and six-month periods ended June 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The June 30, 2005 interim consolidated financial statements have been restated. For discussion of the reasons for and the effect of the restatement, please refer to Amendment No. 2 to Newpark’s Annual Report on Form 10-K/A for the year ended December 31, 2005, which is referred to as the 2005 Annual Report. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes filed in Amendment No. 2 to Newpark’s Annual Report on Form 10-K/A for the year ended December 31, 2005. The results of operations for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year. Newpark has reclassified certain amounts previously reported to conform with the presentation at June 30, 2006.
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
          Effective January 1, 2006, Newpark adopted FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 replaces APB 20, “Accounting Changes,” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. The adoption of FAS 154 had no material impact on Newpark’s consolidated financial results, but was considered in preparing the restated historical consolidated financial statements as disclosed in Amendment No. 2 to Newpark’s Annual Report on Form 10-K/A filed for the year ended December 31, 2005.
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
Note 2 — Stock-Based Compensation
          At June 30, 2006, Newpark had several stock-based employee compensation plans, as follows:
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
2004 Non-Employee Directors’ Stock Option Plan
          On March 10, 2004, the Board of Directors adopted, and, on June 9, 2004, the stockholders approved the 2004 Non-Employee Directors’ Stock Option Plan. Under this plan, each non-employee director was granted a stock option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on June 9, 2004. In addition, each new non-

employee director, on the date of his or her election to the Board of Directors (whether elected by the stockholders or the Board of Directors), automatically is granted a stock option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Twenty percent of those option shares become exercisable on each of the first through the fifth anniversaries of the date of grant. This plan also provides for the automatic additional grant to each non-employee director of stock options to purchase 10,000 shares of common stock each time the non-employee director is re-elected to the Board of Directors. One-third of those option shares become exercisable on each of the first through the third anniversaries of the date of grant. The term of options granted under this plan is 10 years. Non-employee directors are not eligible to participate in any other stock option or similar plans currently maintained by Newpark. The purpose of this plan is to promote an increased incentive and personal interest in the welfare of Newpark by those individuals who are primarily responsible for shaping the long-range plans of Newpark, to assist Newpark in attracting and retaining on the Board of Directors persons of exceptional competence and to provide additional incentives to serve as a director of Newpark. This plan superseded the 1993 Non-Employee Directors’ Stock Option Plan.
2003 Long-Term Incentive Plan
          On March 12, 2003, the Board of Directors adopted the 2003 Long Term Incentive Plan (the “2003 Plan”), which was approved by the stockholders at the 2003 Annual Meeting. Under the 2003 Plan, awards of share equivalents are made at the beginning of overlapping three-year performance periods. These awards vest and become payable in Newpark common stock if certain performance criteria are met over the three-year performance period. During the six months ended June 30, 2006, no awards of share equivalents were made under the 2003 Plan.
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

	Annualized Total	Average Return
	Stockholder Return	on Equity	Portion of Contingent
	(50%)	(50%)	Award Vested
	50th percentile of
Expected level	OSXsm industry group	8%	20%

	75th percentile of
Over-achievement level	OSXsm industry group	14%	100%
          Pursuant to FAS 123(R), the awards subject to the annualized total stockholder return criterion contain a market condition and the awards subject to the average return on equity contain a performance condition. The fair value of the awards subject to a market condition was calculated using Monte Carlo simulation.
          During the six months ended June 30, 2006, Newpark awarded 375,000 stock options and 200,000 time restricted shares to its new chief executive officer as an inducement to accept employment. The stock options vest ratably over three years and the time restricted shares vest ratably over five years. Also, during the three months ended June 30, 2006, Newpark awarded 25,000 options to its new president of the mat and integrated services division as an inducement to accept employment. These stock options vest ratably over three years. The stock options were granted on the date of hire with an exercise price equal to the fair value of the underlying stock on the date of grant.
          The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.00%	3.92%	4.69%	3.93%
Expected life of the option in years	4.85	4.00	4.85	4.00
Expected volatility	52.0%	72.0%	52.0%	72.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
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

          The following table summarizes activity for Newpark’s outstanding stock options for the six months ended June 30, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at beginning of period	4,474,031	$6.31
Granted	400,000	7.93
Exercised	(738,276)	5.52
Expired or canceled	(104,230)	5.93

Outstanding at end of period	4,031,525	6.63	3.78	1,706,000

Options exercisable at end of period	3,300,080	6.52	3.16	1,610,000

          During the three and six-month periods ended June 30, 2006, the weighted-average grant date fair value of options granted was $2.86 and $3.93, respectively. During the three and six-month periods ended June 30, 2005, the weighted-average grant date fair value of options granted was $3.54. During the three- and six-month periods ended June 30, 2006, the total intrinsic value of options exercised was $33,000 and $2,404,000, respectively. During the three- and six-month periods ended June 30, 2005, the total intrinsic value of options exercised was $273,000 and $540,000, respectively.
          The following table summarizes activity for Newpark’s outstanding nonvested stock awards for the six months ended June 30, 2006:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of period	782,333	$4.43
Granted	200,000	8.08
Vested	(133,333)	4.47
Forfeited	(170,000)	3.97

Outstanding at end of period	679,000	$5.61

          As of June 30, 2006, Newpark’s compensation cost related to nonvested awards not yet recognized totaled approximately $2,392,000, which is expected to be recognized over a weighted average period of 3.86 years. The total fair value of shares vested during the six months ended June 30, 2006 was $1,094,000. The total fair value of shares vested during the three- and six-month periods ended June 30, 2005 was $197,000. During the three and six months ended June 30, 2005, Newpark granted 50,000 and 354,500 shares of nonvested stock, respectively, with a weighted-average grant date fair value of $7.00 and $4.70, respectively.
          Cash received from option exercises during the six months ended June 30, 2006 and 2005 was $4,079,000 and $1,346,000, respectively. Newpark recognized tax benefits resulting from excess tax deductions related to the exercise of stock options and the vesting of share awards during the six months ended June 30, 2006 totaling $596,000.
          Pursuant to the adoption of FAS 123(R), during the three- and six-month periods ended June 30, 2006, Newpark recognized total stock-based compensation expense of $627,000 and $1,133,000, respectively, and an associated tax benefit of $219,000 and $396,000, respectively. The impact of adopting FAS 123(R) included in these amounts was expense of $462,000 and $840,000 and associated tax benefits of $161,000 and $294,000 during the three- and six-month periods ended June 30, 2006, respectively.

          During the three- and six-month periods ended June 30, 2005, Newpark applied APB 25 in accounting for its stock-based compensation plans and, therefore, compensation cost was recognized for stock options only when the exercise price of the stock option granted was less than the fair value of the underlying stock on the measurement date. Prior to the adoption of FAS 123(R), Newpark accounted for awards under the 2003 Plan using variable accounting under APB 25 and related interpretations. Based on Newpark’s performance as compared to the performance levels listed above, no expense was accrued under the 2003 Plan for the three- and six-month periods ended June 30, 2005. Had compensation costs for all of Newpark’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, “Accounting for Stock-Based Compensation,” Newpark’s net income and net income per share would have been the pro forma amounts shown below for the three and six months ended June 30, 2005 (unaudited; in thousands, except for per share data):

		Three	Six
		Months	Months
		Ended	Ended
		June 30,	June 30,
(In thousands, except per share data)		2005	2005
		(Restated)	(Restated)
Income applicable to common and common equivalent shares:
As reported		$4,855	$10,054
Add recorded stock-based compensation expense, net of related taxes		124	229
Deduct stock-based compensation expense determined under fair value based method for all awards, net of related taxes		(290)	(546)

Pro forma income		$4,689	$9,737

Earnings per share:
Basic:
	As reported	$0.06	$0.12

	Proforma	$0.06	$0.12

Diluted:
	As reported	$0.06	$0.12

	Proforma	$0.06	$0.12

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

Note 3 — Earnings per Share
          The following table presents the reconciliation of the numerator and denominator for calculating income per share in accordance with the disclosure requirements of FAS 128:

	Three Months Ended June 30,
(In thousands, except per share amounts)	2006	2005
		(Restated)
Income applicable to common and common equivalent shares	$5,923	$4,855

Weighted average number of common shares outstanding	89,373	84,210
Add:
Net effect of dilutive stock options, warrants and restricted stock	501	378

Adjusted weighted average number of common shares outstanding	89,874	84,588

Basic and diluted income applicable to common and common equivalent shares	$0.07	$0.06

	Six Months Ended June 30,
(In thousands, except per share amounts)	2006	2005
		(Restated)
Income applicable to common and common equivalent shares	$12,108	$10,054

Weighted average number of common shares outstanding	89,212	84,146
Add:
Net effect of dilutive stock options, warrants and restricted stock	779	303

Adjusted weighted average number of common shares outstanding	89,991	84,449

Basic income applicable to common and common equivalent shares	$0.14	$0.12

Diluted income applicable to common and common equivalent shares	$0.13	$0.12

          Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. For the three months and six months ended June 30, 2006, Newpark had dilutive stock options and warrants of approximately 2.1 million shares and 2.7 million shares, respectively, which were assumed to be exercised using the treasury stock method. For the three months and six months ended June 30, 2005, Newpark had dilutive stock options and warrants of approximately 3.1 million shares and 2.8 million shares, respectively, which were assumed to be exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods.
          Options and warrants to purchase a total of approximately 4.2 million shares and 3.5 million shares, respectively, of common stock were outstanding during the three months and six months ended June 30, 2006, but were not included in the computation of diluted income per share because they were anti-dilutive. Options and warrants to purchase a total of approximately 6.3 million shares and 6.7 million shares of common stock were outstanding during the three months and six months ended June 30, 2005, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.

          For the three and six months ended June 30, 2005, the net effects of the assumed conversion of preferred stock was excluded from the computation of diluted income per share for all periods presented because the effect was anti-dilutive.
Note 4 — Accounts Receivable
          Included in accounts receivable at June 30, 2006 and December 31, 2005 are:

	June 30,	December 31,
(In thousands)	2006	2005
Trade receivables	$121,671	$113,516
Unbilled revenues	29,360	24,462

Gross trade receivables	151,031	137,978
Allowance for doubtful accounts	(1,421)	(804)

Net trade receivables	$149,610	$137,174

Note 5 — Inventory
          Newpark’s inventory consisted of the following items at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
(In thousands)	2006	2005
Finished goods:
Composite mats	$12,749	$10,030
Raw materials and components:
Drilling fluids raw material and components	82,338	69,621
Logs	4,211	6,084
Supplies and other	2,609	2,996

Total raw materials and components	89,158	78,701

Total inventory	$101,907	$88,731

Note 6 — Acquisitions
          On April 18, 2005, Newpark acquired OLS Consulting Services, Inc. (“OLS”) in exchange for a cash payment of $1.3 million, including $400,000 reported in general and administrative expense which was allocated to the settlement of litigation, which has previously been described in Amendment No. 2 to Newpark’s Annual Report on Form 10-K/A for the year ended December 31, 2005. The principal assets of OLS included patents licensed to The Loma Company, LLC (“LOMA”) for use in the manufacture of composite mats, its 51% membership interest in LOMA and a note receivable from LOMA. As a result of the acquisition of OLS, Newpark, through two of its subsidiaries, owns all of the outstanding equity interests in LOMA.
          The acquisition of OLS and consolidation of LOMA were accounted for following the principles of FAS 141. The purchase price was allocated to the net assets of OLS and LOMA based on preliminary estimates of fair value at the date of acquisition as shown in the table below (in thousands). Estimates were considered preliminary principally pending final income tax amounts which affected the recording of deferred taxes.

Current assets, net of cash acquired	$467
Property, plant and equipment	15,633
Intangible assets – patents (15 year weighted-average life)	4,534
Accrued liabilities	(19)
Current and long-term debt	(5,284)
Other assets	(14,491)

Cash purchase price, net of cash acquired	$840

Note 7 – Commitments and Contingencies
Effects of Hurricanes Katrina and Rita
          During late August and early September 2005, Newpark’s fluids systems and engineering and environmental services operations along the U.S. Gulf Coast were affected by Hurricanes Katrina and Rita. During the three and six months ended June 30, 2006, Newpark recorded additional costs totaling approximately $239,000 and $877,000, respectively, as a direct result of the storms, which were fully reimbursable by Newpark’s insurers. Additionally, Newpark recorded $1.0 million of partial recovery of prior year business interruption coverage as reductions to cost of revenues during the three months ended June 30, 2006. As of June 30, 2006, based on agreements with its insurers as to insurance coverage, Newpark had $1.2 million of outstanding recorded insurance recoveries related to the additional direct costs of the storms and partial recovery of prior year business interruption coverage as reductions to cost of revenues. These amounts have been subsequently collected from its insurers.
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
          Newpark has retained counsel to defend its interests. Newpark has given appropriate notice under its directors’ and officers’ coverage to its insurance carrier, which has issued a reservation of rights letter. Management cannot predict whether this lawsuit will have a material effect on Newpark’s consolidated financial position, results of operations or cash flows.
          Newpark has been given notice of several lawsuits filed subsequent to June 30, 2006 as further described in Note 9.

          Newpark and its subsidiaries are involved in other litigation, other claims and assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters should not have a material effect on Newpark’s consolidated financial position, results of operations or cash flows.
Note 8 — Segment Data
          Summarized financial information concerning Newpark’s reportable segments is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(In thousands)		(Restated)		(Restated)
Revenues by segment:
Fluids systems and engineering	$111,868	$96,573	$227,157	$178,262
Mats and integrated services	34,913	28,986	68,743	60,964
Environmental services	18,050	15,937	35,696	31,323

Total revenues	$164,831	$141,496	$331,596	$270,549

Segment operating income:
Fluids systems and engineering	$13,143	$9,282	$25,803	$15,991
Mats and integrated services	4,051	3,363	7,758	9,665
Environmental services	1,092	2,192	2,602	3,617

Total segment operating income	18,286	14,837	36,163	29,273
General and administrative expenses	5,463	2,627	8,792	4,704

Total operating income	$12,823	$12,210	$27,371	$24,569

The amounts above are shown net of intersegment transfers.
Note 9 – Subsequent Events
Litigation
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
Business Interruption Recovery
          In the third quarter of 2006, Newpark received the final settlement of its business interruption coverage related to losses incurred as a result of Hurricanes Katrina and Rita. The total amount received of approximately $4.2 million will be recorded as a reduction to cost of revenues in the quarter ended September 30, 2006.
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
Restatement of Previously Issued Financial Statements
          As discussed more fully in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005, we have restated our previously issued consolidated financial statements for the quarterly period ended June 30, 2005. This discussion and analysis should be read in conjunction with the restated consolidated financial statements and notes appearing in Item 1 of this Quarterly Report on Form 10-Q.
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

	2Q05	3Q05	4Q05	1Q06	2Q06
U.S. rig count	1,336	1,428	1,478	1,521	1,635
Canadian rig count	237	494	572	661	292

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
          Fluid Systems and Engineering. We continue to develop a position in the drilling fluids market by drawing upon increasing acceptance of our proprietary DeepDrill ® and FlexDrill™ technologies to expand our customer base. We also have deployed our NewPhase™ product, a component of our water-based product line, which is used to create high performance fluid systems tailored to the drilling problems created by the reactive shale strata encountered in the Mid-Continent region. We believe that certain of these new products improve the economics of the drilling process and will make it easier for our customers to comply with increasingly strict environmental regulations affecting their drilling operations. Based on customer acceptance of our technology and service capability, we anticipate introducing these products and services in several additional foreign markets. In October 2005, we announced the execution of a memorandum of understanding to form a new company that will provide drilling fluids products and services in Brazil, in partnership with a well-established Brazilian company.
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
          For additional discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005. Our critical accounting policies have not changed materially since December 31, 2005 , except for the adoption of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which we refer to as FAS 123(R), as discussed below.
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

          Pursuant to the adoption of FAS 123(R) for the three months ended June 30, 2006, we recorded stock-based compensation expense totaling $627,000, consisting of $340,000 related to stock options and $287,000 related to nonvested stock awards. For the six months ended June 30, 2006, we recorded stock-based compensation expense totaling $1.1 million, consisting of $604,000 related to stock options and $529,000 related to nonvested stock awards. For the three months ended June 30, 2005, we recorded stock-based compensation totaling $190,000 consisting of $54,000 related to stock options and $136,000 related to nonvested stock awards. For the six months ended June 30, 2005, we recorded stock-based compensation totaling $352,000 consisting of $108,000 related to stock options and $244,000 related to nonvested stock awards. For the three and six months ended June 30, 2006 and 2005, the impact on both basic and diluted earnings per share of recognized stock-based compensation expense was less than $0.01 per share.
          In our pro forma disclosures for the three and six months ended June 30, 2005, we reported after-tax stock-based compensation expense of $290,000 and $546,000, respectively. During the year ended December 31, 2004, we modified the terms of non-director and non-executive officer stock options to accelerate the vesting of out-of-the-money options. This resulted in a decrease of approximately $187,000 and $484,000, respectively, in the pro forma after-tax expense that otherwise would have been reported for the three and six months ended June 30, 2005.
          As of June 30, 2006, our compensation cost related to nonvested awards not yet recognized totaled approximately $2.4 million which is expected to be recognized over a weighted average period of 3.86 years.
          See Note 2 to our unaudited consolidated financial statements included in this report for further information on stock-based compensation.

Results of Operations
          Summarized financial information concerning our reportable segments is shown in the following table (dollars in millions):

	Three Months Ended June 30,		Increase/(Decrease)
	2006	2005	$	%
		(Restated)
Revenues by segment:
Fluids systems and engineering	$111.8	$96.6	$15.2	16%
Mat and integrated services	34.9	29.0	5.9	20
Environmental services	18.1	15.9	2.2	14

Total revenues	$164.8	$141.5	$23.3	16%

Segment operating income:
Fluids systems and engineering	$13.1	$9.2	$3.9	42%
Mat and integrated services	4.1	3.4	0.7	21
Environmental services	1.1	2.2	(1.1)	(50)

Total segment operating income	18.3	14.8	3.5	24
General and administrative expenses	5.5	2.6	2.9	112

Total operating income	$12.8	$12.2	$0.6	5%

	Six Months Ended June 30,		Increase/(Decrease)
	2006	2005	$	%
		(Restated)
Revenues by segment:
Fluids systems and engineering	$227.2	$178.2	$49.0	27%
Mat and integrated services	68.7	61.0	7.7	13
Environmental services	35.7	31.3	4.4	14

Total revenues	$331.6	$270.5	$61.1	23%

Segment operating income:
Fluids systems and engineering	$25.8	$16.0	$9.8	61%
Mat and integrated services	7.8	9.7	(1.9)	(20)
Environmental services	2.6	3.6	(1.0)	(28)

Total segment operating income	36.2	29.3	6.9	24
General and administrative expenses	8.8	4.7	4.1	87

Total operating income	$27.4	$24.6	$2.8	11%

The amounts above are shown net of intersegment transfers.

          Summarized segment operating income expressed as a percentage of segment revenue is shown in the following table:

	Three Months Ended		Increase
	June 30,		(Decrease)
	2006	2005	%
		(Restated)
Fluids systems and engineering	11.7%	9.5%	23%
Mat and integrated services	11.7%	11.7%	0%
Environmental services	6.1%	13.8%	(56)%

	Six Months Ended		Increase
	June 30,		(Decrease)
	2006	2005	%
		(Restated)
Fluids systems and engineering	11.4%	9.0%	27%
Mat and integrated services	11.4%	15.9%	(28)%
Environmental services	7.3%	11.5%	(37)%
Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005
Fluids Systems and Engineering
Revenues
          Total revenue by region for this segment was as follows for the three months ended June 30, 2006 and 2005 (dollars in millions):

			2006 vs. 2005
	2006	2005	$	%
Drilling fluid sales and engineering:
North America	$70.4	$63.0	$7.4	12%
Mediterranean and South America	14.2	9.4	4.8	51

Total drilling fluid sales and engineering	84.6	72.4	12.2	17
Other	27.2	24.2	3.0	12

Total	$111.8	$96.6	$15.2	16%

          For the second quarter ended June 30, 2006, segment revenues increased 16% to $111.8 million as compared to $96.6 million reported for the second quarter of 2005.
          North American market rig activity increased 23% from the second quarter of 2005 to the second quarter 2006. The average number of North America rigs serviced by this segment increased by 2% for the same period. Average revenue per rig, an indication of the complexity and depth of wells being serviced, increased 10% during the second quarter of 2006, as compared to the second quarter of 2005. The combined change in rig activity, market share and revenue per rig drove a 12% increase in fluids sales and engineering revenues in North America for the quarter ended June 30, 2006, as compared to the second quarter of 2005.
          In addition to increases in North America, the fluids systems and engineering segment’s Mediterranean and South American operations are beginning to improve as a result of continued focus on technology and performance. These operations increased 51% in the second quarter of 2006, as compared to the second quarter of 2005. We anticipate 40% revenue growth for 2006 within the Mediterranean and South American units over 2005 revenues results.
          Other revenue includes revenue generated from completion fluids, rentals, transportation and industrial minerals and represented approximately 24% of the segment’s revenues in the second quarter of 2006. For the quarter ended June 30, 2006, revenue for these units increased 12% compared to the same quarter in 2005. These revenue increases were primarily driven by completion fluids due to increased investment in this business as well as increased market share.
Operating Income
          Operating income for the segment increased $3.9 million in the second quarter of 2006 as compared to the second quarter 2005. Operating margin of 11.7% was realized in the second quarter 2006 as compared to 9.5% (restated) in the same quarter of 2005. The increase in operating margin was principally attributable to operating leverage in this segment. Although gross margins have remained stable, cost increases related to products, services, personnel and transportation, have had an impact on the incremental operating margin growth.
Mat and Integrated Services
Revenues
          Total revenue for this segment consists of the following for the three months ended June 30, 2006 and 2005 (dollars in millions):

			2006 vs. 2005
	2006	2005	$	%
Installation	$4.1	$3.6	$.5	14%
Re-rental	2.4	2.6	(0.2)	(8)

Total U.S. oilfield mat rental	6.5	6.2	0.3	5
Non-oilfield mat rental	0.4	0.7	(0.3)	(43)
Canadian mat sales	9.0	5.2	3.8	73
Composite mat sales	8.3	5.5	2.8	51
Integrated services and other	10.7	11.4	(0.7)	(6)

Total	$34.9	$29.0	$5.9	20%

          Our U.S. oilfield mat rentals increased slightly to $6.5 million in the second quarter of 2006. U.S. oilfield mat rental volume for the second quarter of 2006 totaled 3.4 million square feet as compared to 3.3 million square feet in the second quarter of 2005. Average price per square foot increased 8% from the second quarter of 2005. Our oilfield mat rental pricing has continued to improve as a result of increased utilization of our mat inventory related to reductions in available mat inventory and improvements in market activity.
          Revenues from non-oilfield mat rentals, a premium margin market composed principally of utility and infrastructure construction markets, declined slightly in the second quarter of 2006 compared to the year ago period. We continue to believe that this market has growth opportunities due to increasing demand for electricity and the aging of our nation’s electrical power delivery infrastructure.
          Sales of wooden mats, typically a lower margin business, account for a majority of Canadian mat sales. Revenues increased to $9.0 million due the continuing increase in demand for our wooden mats in the western Canadian market, as more customers seek to extend the drilling season during the spring break-up and improve operating efficiency.
          During the second quarter of 2006, we sold approximately 4,300 DuraBaseTM mats and 4,600 BravoTM mats, resulting in $8.3 million of composite mat revenues, compared to $5.5 million of revenue on approximately 4,100 DuraBaseTM mats and 200 BravoTM mats sold in the second quarter of 2005. The increase in the volume of BravoTM mats drove the increase in revenue; however, the average BravoTM price per mat is significantly lower than the DuraBaseTM average price per mat.
          Integrated services and other revenues, our lowest-margin business unit for this segment, declined slightly in the second quarter of 2006. This business includes a comprehensive range of environmental services necessary for our customers’ E&P activities. These revenues also include the operations of our sawmill in Batson, Texas.
Operating Income
          Mat and integrated services operating income increased $700,000 in the second quarter of 2006 on a $5.9 million increase in revenues, compared to the second quarter of 2005, representing an incremental margin of 12%. This incremental margin is lower than normal given that revenue increases during the period were principally associated with lower margin integrated services and wooden mat sale revenues. Operating margins for the three months ended June 30, 2006 was 11.7%, consistent with the same period in 2005. This segment is currently focusing on improving operating margins by lowering operating costs through improvements in purchasing practices, and we believe that margins will improve in the near term as a result of these efforts.
Environmental Services
Revenues
          Total revenue for this segment consists of the following for the three months ended June 30, 2006 and 2005 (dollars in millions):

			2006 vs. 2005
	2006	2005	$	%
E&P Waste U.S. Gulf Coast	$12.7	$11.0	$1.7	15%
E&P Waste Non-U.S. Gulf Coast	3.2	3.1	0.1	3
NORM and Industrial	2.2	1.8	0.4	22

Total	$18.1	$15.9	$2.2	14%

          E&P U.S. Gulf Coast waste revenues increased $1.7 million, or 15%, on a 22% increase in waste volumes received. The average revenue per barrel in the U.S. Gulf Coast market decreased 5%, as compared to 2005 due to fewer ancillary services being sold in the offshore and onshore markets.
Operating Income
          Environmental services operating income declined $1.1 million in the second quarter of 2006, in spite of the $2.2 million increase in revenues. Operating margins decreased in the second quarter of 2006 to 6.1% as compared to 13.8% for the same period in 2005. This was principally due to operating losses associated with the water treatment operations in Wyoming (NEWS), which totaled $1.3 million in the second quarter of 2006, as compared to $200,000 in the second quarter of 2005. In addition to these factors, we recently have experienced cost increases, principally related to transportation, and price increases have not yet been fully implemented to offset these cost increases.
General and Administrative Expense
          General and administrative expense increased $2.9 million to approximately $5.5 million in the second quarter of 2006, compared to the same period in 2005. The increase is associated with several factors, including legal and accounting fees of approximately $1.4 million related to the internal investigation conducted by our Audit Committee and the resulting restatement of the consolidated financial statements on Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005, as filed on October 10, 2006, an increase in stock-based compensation costs of approximately $500,000, an increase in consulting fees of $200,000 and increases in employee placement fees and other employee costs of approximately $300,000. We anticipate that general and administrative expenses will be significantly higher during 2006 than in prior years, principally due to higher legal and related costs associated with the internal investigation and the class action lawsuits filed as a result of the investigation as well as increased employee placement and consulting fees.
Foreign Currency Exchange Gains
          Net foreign currency gains totaled $420,000 in the second quarter of 2006 compared to net foreign currency losses of $283,000 in the second quarter of 2005. The current quarter gains were primarily associated with the strengthening of the Canadian dollar against the U.S. dollar and the associated impact on short-term intercompany balances of our Canadian operations. The prior year losses were primarily associated with strengthening of the U.S. dollar against the Canadian dollar and the associated impact on short-term intercompany payable balances of our Canadian operations.
Interest Expense
          Interest expense remained consistent at $4.2 million for the second quarter of 2006 as compared to $4.2 million for the second quarter of 2005. Average debt outstanding remained relatively constant in the second quarter of 2006, as compared to 2005.
Provision for Income Taxes
          For the quarter ended June 30, 2006, we recorded an income tax provision of $3.2 million, reflecting an income tax rate of 35.0%. For the quarter ended June 30, 2005, we recorded an income tax provision of $2.7 million, reflecting an income tax rate of 34.8% (restated).
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Fluids Systems and Engineering
Revenues
          Total revenue by region for this segment was as follows for the six months ended June 30, 2006 and 2005 (dollars in millions):

			2006 vs. 2005
	2006	2005	$	%
Drilling fluid sales and engineering:
North America	$145.4	$117.9	$27.5	23%
Mediterranean and South America	27.1	17.8	9.3	52

Total drilling fluid sales and engineering	172.5	135.7	36.8	27
Other	54.7	42.5	12.2	29

Total	$227.2	$178.2	$49.0	27%

          Fluids systems and engineering revenue continues to outpace market growth in its areas of operation. For the six months ended June 30, 2006, segment revenues increased 27% to $227.2 million, as compared $178.2 million for the first six months of 2005.
          North American rig activity increased 22% for the six months ended June 30, 2006, as compared to the same period in 2005. North American drilling fluid sales and engineering revenues increased 23% to $145.4 in the six months ended June 30, 2006. Market penetration in areas where new rigs are being deployed in our markets, the servicing of more complicated wells which generate higher revenues and the performance of our proprietary products were significant drivers of the revenue growth. The average number of North American rigs serviced increased by 10% for the same period. Average annual North American revenue per rig, an indication of the complexity and depth of wells being serviced, increased 12% as compared to the first six months of 2005.
          In addition to increases in North America, this segment’s Mediterranean and South American operations are beginning to improve as a result of continued focus on technology and performance. In areas outside North America, the segment realized an increase of 52% in revenues in the first six months of 2006, as compared to the first six months of 2005. We anticipate 40% revenue growth within the Mediterranean and South American units over 2005 revenue results.
          Other revenue in this segment includes revenue generated from completion fluids, rentals, transportation and industrial materials. These areas of operations represented approximately 24% of the segments revenues during the first six months of 2006. For the six months ended June 30, 2006, revenue for these units increased 29% when compared to the same period in 2005.
Operating Income
          Operating income for this segment increased $9.8 million in the first six months of 2006, as compared to the first six months 2005. Operating margin of 11.4% was realized in the first six months of 2006 as compared to 9.0% (restated) in the same period of 2005.
Mat and Integrated Services
Revenues
          Total revenue for this segment consists of the following for the six months ended June 30, 2006 and 2005 (dollars in millions):

			2006 vs. 2005
	2006	2005	$	%
Installation	$8.8	$8.5	$0.3	4%
Re-rental	4.4	5.2	(0.8)	(15)

Total U.S. oilfield mat rental	13.2	13.7	(0.5)	(4)
Non-oilfield mat rental	1.1	4.1	(3.0)	(73)
Canadian mat sales	16.8	9.1	7.7	85
Composite mat sales	13.0	11.9	1.1	9
Integrated services and other	24.6	22.2	2.4	11

Total	$68.7	$61.0	$7.7	13%

          U.S. oilfield mat rental volume for the first six months of 2006 totaled 7.9 million square feet as compared to 7.6 million square feet in the first six months of 2005. The average price per square foot remained flat for the first six months of 2006, as compared to the same period in 2005. Total U.S. oilfield mat rental revenues decreased by $500,000 in the first six months of 2006, compared to 2005, primarily relating to a decrease in re-rental revenues due to a decrease in the number of larger installations in 2006.
          Revenues from non-oilfield mat rentals, a premium margin market composed principally of utility and infrastructure construction markets, decreased $3.0 million in the first six months of 2006, compared to $4.1 million in the first six months of 2005. The prior year revenues included revenue from a large one-time utility job that occurred in the first quarter of 2005. We continue to believe that this market has growth opportunities due to the aging of our nation’s electrical power delivery infrastructure and increased demand for electricity. However, we currently believe that this market will have a cyclical nature to it, with peak activities occurring during winter periods, when electrical power demands are lowest.
          Canadian revenues, primarily related to the sales of wooden mats, increased $7.7 million for the first six months of 2006 as compared to the same period in 2005. This increase is due to the continued increase in demand for our wooden mats in the western Canadian market, as more customers seek to extend the drilling season during the spring break-up and improve operating efficiency.
          During the first six months of 2006, we sold approximately 6,800 DuraBaseTM mats and approximately 6,200 BravoTM mats, resulting in $13.0 million in composite mat revenues, compared to $11.9 million in composite mat revenues on approximately 8,000 DuraBaseTM mats and approximately 700 BravoTM mats sold in the first six months of 2005. The increase in the volume of BravoTM mats drove the increase in revenue; however, the average price per BravoTM mat is significantly lower than the DuraBaseTM average price per mat.
          Integrated services and other revenues, our lowest-margin business unit for this segment, increased $2.4 million in the first six months of 2006 as compared to the same period in 2005. This increase is primarily due to increased activity in production site maintenance and environmental services related to the rebuilding of the infrastructure after Hurricanes Katrina and Rita in the first quarter of 2006.
Operating Income
          Mat and integrated services operating income decreased $1.9 million in the first six months of 2006 on a $7.7 million increase in revenues, compared to the first six months of 2005. The decrease in operating income in spite of the increase in revenues is primarily due to the change in mix of revenues during the period. Revenue increases during the period were principally associated with lower margin integrated services and wooden mat sale revenues and the largest revenue decline was in the premium-priced non-oilfield rental market. Operating margins for the six months ended June 30, 2006 was 11.4%, as compared to 15.9% (restated) in 2005. This segment is currently focusing on improving operating margins by lowering operating costs through improvements in purchasing practices and we believe that margins will improve in the near term as a result of these efforts.
Environmental Services
Revenues
          Total revenue for this segment consists of the following for the six months ended June 30, 2006 and 2005 (dollars in millions):

			2006 vs. 2005
	2006	2005	$	%
E&P Waste U.S. Gulf Coast	$24.3	$21.3	$3.0	14%
E&P Waste Non-U.S. Gulf Coast	7.8	6.5	1.3	20
NORM and Industrial	3.6	3.5	0.1	3

Total	$35.7	$31.3	$4.4	14%

          U.S. Gulf Coast revenues increased $3.0 million, or 14%, on an 18% increase in waste volumes received. The average revenue per barrel in the U.S. Gulf Coast market decreased 4% in the first six months of 2006 as compared to 2005 due to fewer ancillary services being sold in the offshore and onshore markets.

Operating Income
          Environmental services operating income declined $1.0 million in the first six months of 2006 on a $4.4 million increase in revenues, compared to the first six months of 2005. Operating margins for the six months ended June 30, 2006 was 7.3%, as compared to 11.5% in 2005. This was principally due to operating losses associated with the water treatment operations in Wyoming (NEWS), which totaled $2.0 million in the first six months of 2006, as compared to $300,000 in the first six months of 2005. In addition to these factors, we recently have experienced cost increases, principally related to transportation, and price increases have not yet been fully implemented to offset these cost increases.
General and Administrative Expense
          General and administrative expense increased $4.1 million to approximately $8.8 million in the first six months of 2006, compared to the same period in 2005. The increase is associated with several factors, including legal and accounting fees of approximately $1.4 million related to the internal investigation conducted by our Audit Committee and the resulting restatement of the consolidated financial statements on Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005 as filed on October 10, 2006, changes in estimates totaling approximately $550,000 relating to a lawsuit involving the landowner of one of our former leased facilities as well as an unfavorable franchise tax audit and, an increase in stock-based compensation costs of approximately $700,000, increases in employee placement fees and other employee costs of approximately $475,000, consulting fees of approximately $200,000 and unfavorable variances in our self-insured insurance programs of approximately $300,000. We anticipate that general and administrative expenses will be significantly higher during 2006 than in prior years, principally due to higher legal and related costs associated with the internal investigation and the class action lawsuits filed as a result of the investigation as well as increased employee placement and consulting fees.
Foreign Currency Exchange Gains
          Net foreign currency gains totaled $307,000 in the first six months of 2006 compared to net foreign currency losses of $9,000 in the first six months of 2005. The current year gains were primarily associated with the strengthening of the Canadian dollar against the U.S. dollar and the associated impact on short-term intercompany balances of our Canadian operations.
Interest Expense
          Interest expense increased $788,000 for the first six months of 2006 compared to the first six months of 2005. The increase was primarily due to a year to date loss of approximately $666,000 on an interest rate swap arrangement for our Mediterranean operations. Average debt outstanding remained relatively constant in the first six months of 2006, as compared to 2005.
Provision for Income Taxes
          For the six months ended June 30, 2006, we recorded an income tax provision of $6.7 million, reflecting an income tax rate of 35.5%. For the six months ended June 30, 2005, we recorded an income tax provision of $5.9 million (restated), reflecting an income tax rate of 36.0% (restated).

Liquidity and Capital Resources
          Our working capital position was as follows at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005

Working Capital (000’s)	$191,687	$164,508
Current Ratio	2.81	2.47
          During the first six months of 2006, our working capital position increased by $27.2 million. Net trade accounts receivable increased $12.4 million during the first six months of 2006 on a $19.5 million increase in revenues from the fourth quarter of 2005. For the quarter ended June 30, 2006, days sales in receivables declined by 3 days to 83 days, from 86 days in the fourth quarter of 2005.
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
          Cash generated from operations during the first six months of 2006 totaled $9.2 million, including $3.6 million of insurance proceeds resulting from claims associated with Hurricanes Katrina and Rita. We received additional insurance proceeds of $3.5 million in the first six months of 2006 for reimbursement of losses on property, plant and equipment. This cash, along with increased borrowings on lines of credit of $15.5 million, was used principally to fund net capital expenditures of $22.2 million. Capital expenditures within our established business segments totaled $17.3 million, compared to $12.4 million in depreciation. We also invested $4.2 million in the first six months of 2006 for acquisition of the first two water treatment systems and construction of related facilities and $2.8 million to replace property, plant and equipment damaged by Hurricanes Rita and Katrina. We anticipate that remaining 2006 capital expenditures will approximate depreciation expense and that we will fund capital expenditures with cash generated from operations.
          Our long term capitalization was as follows:

	June 30,	December 31,
(In thousands)	2006	2005

Long-term debt:
Senior subordinated notes	$125,000	$125,000
Credit Facility-revolver	48,902	32,743
Credit Facility-term	4,330	5,830
Barite facilities financing	11,250	11,875
Loma financing	—	2,638
Other, primarily mat financing	6,605	7,847

Total long-term debt	196,087	185,933
Stockholders’ equity	365,904	346,725

Total long-term capitalization	$561,991	$532,658

Long-term debt to long-term capitalization	34.9%	34.9%

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
          At June 30, 2006, $7.3 million was outstanding under the term portion of the Credit Facility and the maximum amount we could borrow under the revolving portion of the Credit Facility was $70.0 million. At June 30, 2006, $6.3 million in letters of credit were issued and outstanding and

$48.9 million was outstanding under the revolving portion of the Credit Facility, leaving $14.8 million of availability at that date. The Credit Facility bears interest at either a specified prime rate (8.25% at June 30, 2006), or the three month LIBOR rate (5.48% at June 30, 2006), in each case plus a spread determined quarterly based upon a fixed charge coverage ratio. The weighted average interest rates on the outstanding balances under the credit facilities for the three months ended June 30, 2006 and 2005 were 7.26% and 6.54%, respectively. The weighted average interest rates on the outstanding balances under the credit facilities for the six months ended June 30, 2006 and 2005 were 7.31% and 6.37%, respectively. As discussed above, the term portion of the credit facility was paid in full on September 22, 2006.
          At June 30, 2006, $12.5 million was outstanding under the barite facilities financing. The facility bears interest at one-month LIBOR plus 3.75% (8.86% at June 30, 2006). The barite facility financing was paid in full, on September 22, 2006 in connection with the funding of the Term Credit Facility.
          The Credit Facility and the barite facilities financing contain a fixed charge coverage ratio covenant and a tangible net worth covenant. As of June 30, 2006, we were in compliance with these covenants contained in these facilities. These facilities and the Notes also contain obligations for us to deliver financial statements and a compliance certificate on a timely basis. As a result of our failure to file this Quarterly Report on Form 10-Q in a timely manner with the Securities and Exchange Commission due to the matters described in the Explanatory Note and Note A to the Notes to Consolidated Financial Statements in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005, we were in default on these facilities. However, we had obtained waivers of this default from the various lenders or, in the case of the holders of the Notes, have entered into the Term Credit Facility and paid these lenders in full. Concurrent with the filing of this report, we are in compliance with the financial statement filing requirements of all our credit facilities.
          The Notes, the Term Credit Facility and the Credit Facility also contain covenants that significantly limit the payment of dividends on our common stock.
          Ava, S.p.A, our European fluids systems and engineering subsidiary which we refer to as Ava, maintains its own credit arrangements, consisting primarily of lines of credit with several banks, with the lines renewed on an annual basis. Advances under these credit arrangements are typically based on a percentage of Ava’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was approximately 6.0% at June 30, 2006. As of June 30, 2006, Ava had a total of $11.5 million outstanding under these facilities, including approximately $400,000 reported in long term debt. We do not provide a corporate guaranty of Ava’s debt. At June 30, 2006, Ava had an interest rate swap arrangement outstanding which fixes the interest rate applicable to $5.1 million of its debt within a range which escalates over time. This arrangement requires annual settlements and matures in February 2015.
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
Interest Rate Risk
          Our policy historically has been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At June 30, 2006, we had total debt outstanding of $215.7 million.
          At June 30, 2006, Ava had an interest rate swap arrangement outstanding which fixes the interest rate applicable to $5.1 million of its debt within a range which escalates over time. This arrangement requires annual settlements and matures in February 2015. At June 30, 2006, the fair value of this arrangement represents a liability of approximately $666,000.
          At June 30, 2006, $130.1 million, or 60.3%, of our debt relates to fixed rate debt. The majority of this fixed rate debt relates to our Senior Subordinated Notes, which we refer to as the Notes, which bear interest at a fixed rate of 8.625%. The remaining fixed rate debt relates to $5.1 million of Ava debt as discussed above. The remaining $85.6 million of debt outstanding at June 30, 2006 bears interest at a floating rate.
          At June 30, 2006, the weighted average interest rate under our floating-rate debt was approximately 7.39%. A 200 basis point increase in market interest rates during 2006 would cause our annual interest expense to increase approximately $1.1 million, net of taxes, resulting in a $0.01 per diluted share reduction in annual earnings.
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
Foreign Currency
          Our principal foreign operations are conducted in Canada and in areas surrounding the Mediterranean Sea. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments. However, during the quarter ended March 31, 2005, our Canadian subsidiary committed to purchase approximately $2.0 million of barite from one of our U.S. subsidiaries and we entered into a foreign currency forward contract arrangement to reduce its exposure to foreign currency fluctuations related to this commitment. The forward contract requires that the Canadian subsidiary purchase approximately $2.0 million U.S. dollars at a contracted exchange rate of 1.2496 over a two year period. At June 30, 2006, the fair value of this forward contract represents a loss of approximately $71,000.

Fair Value of Financial Instruments
          The fair value of cash and cash equivalents, net accounts receivable, accounts payable and variable rate debt approximated book value at June 30, 2006. The fair value of the Notes totaled $124.8 million at June 30, 2006.
          At June 30, 2006, Ava had an interest rate swap arrangement outstanding which fixes the interest rate applicable to $5.1 million of its debt within a range which escalates over time. This arrangement requires annual settlements and matures in February 2015. At June 30, 2006, the fair value of this arrangement represents a liability of approximately $666,000.
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

3.	We are in the process of enhancing our Code of Business Conduct and Ethics to include, among other improvements, the mandate that all potential management overrides of internal controls are to be reported directly to the Chief Administrative Officer and General Counsel. We are in the process of establishing procedures to ensure that our Code of Business Conduct and Ethics and all corporate governance policies are made available to all employees and that an annual certification of adherence to these policies is obtained from all personnel considered key to our control environment.

4.	We have hired a president of the Mat and Integrated Services business segment. This new position was established to afford greater control and transparency over the individual business units operating within this business segment. This new president has hired a new controller and is currently in the process of hiring a new chief financial officer for the business segment and has been working with the current operating and financial personnel to establish the following improvements in internal control:
•	We are in the process of evaluating any inconsistencies in established internal controls among the reporting units and will modify controls to ensure consistency as appropriate.

•	We have established additional controls surrounding the purchasing of products and services, including the requirement for segregation of all purchasing, receiving and payables processing functions.

•	We have established a monthly reconciliation process for all mat purchases, whether for resale or for rental and a quarterly physical inventory count process performed by individuals independent of the mat accounting functions. These count procedures will be reviewed by our internal audit department at least twice per year.
5.	We are in the process of enhancing our fraud hotline through the outsourcing of this hotline to an independent company.

6.	We have established a Disclosure Committee, consisting of senior management from the corporate office and significant reporting units, and outside counsel. The Disclosure Committee will meet at least quarterly and is responsible for reviewing all quarterly and annual reports prior to filing as well as deciding, as needed, disclosure issues related to current reports.

7.	We are in the process of implementing procedures with significant vendors to confirm on an annual basis that no side agreements exist with the vendor and us, our subsidiaries or employees. This confirmation process will be monitored and controlled by our internal audit department.

8.	To enhance our preventive controls related to the possibility of a circular transaction, we are in the process of implementing a policy that requires approval prior to entering into a transaction to sell products or services to an established vendor. The approval of two of our executive officers will be required if that sale transaction or series of transactions is greater than $1 million.

9.	We are in the process of implementing a mandatory consecutive five-day vacation policy for all personnel who work in the payables or cash management departments to enhance our ability to detect and prevent circumvention of controls in these areas.

10.	We have implemented a policy that requires an independent third-party valuation of material intangible assets and independent recommendations for the amortization period prior to recording any acquisitions of those assets. In addition, as an enhancement to our established quarterly review procedure of discussing asset impairments with key operating and financial personnel, we will create an Intellectual Property Committee consisting of the Chief Administrative Officer and General Counsel, Chief Accounting Officer and Chief Financial Officer that will be responsible for the oversight of all amortizing and non-amortizing intangible assets, including the annual review of impairment of these assets. For all material intangible assets, this committee will make decisions regarding the use of independent third parties for annual assessments.
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
Changes in Internal Control over Financial Reporting
          During the quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the creation of the Disclosure Committee.
PART II
ITEM 1. Legal Proceedings
          The information set forth in the litigation section of Note 7, “Commitments and Contingencies,” and Note 9, “Subsequent Events,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.
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
          We and certain of our current directors and former officers are subject to several class action and derivative lawsuits. We also may be subject to other proceedings following the conclusion of the investigation into accounting matters by the Audit Committee of our Board of Directors. We discuss these cases in greater detail above under the caption “Legal Proceedings” and in Notes 7 and 9 of Notes to Unaudited Consolidated Financial Statements contained in this report. We are currently unable to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. The range of possible resolutions of these proceedings could include judgments against us or our former or current officers or directors or settlements that could require substantial payments by us, either directly or pursuant to our indemnification obligations to our officers and directors. These payments could have a material adverse effect on our results of operations, financial condition, liquidity and cash flows. In addition, the defense of, or other involvement of our company in, these actions will require management attention and resources.
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
          Barite is a naturally occurring mineral that, when processed, composes a significant portion of many drilling fluids systems. We currently secure all our barite from foreign sources, primarily China and India. Barite from these geographic regions has recently experienced a great deal of cost volatility due to numerous factors. The largest of these cost factors is transportation, comprised of inland transportation and ocean freight. Due to recent wide swings in world demand for raw materials produced from both China and India and rapidly expanding economies of these same countries, all forms of transportation have experienced unprecedented increases. These transportation costs have been further stressed due to the spiraling world oil costs. In addition to the volatility of shipping costs, basic mineral production and processing costs also have experienced upward pressures. These factors include the proximity of mineral reserves to shipping ports, dwindling reserves, internal labor cost increases due to increased safety regulations and cost of living adjustments as well as increased supply and demand pressures. Recent currency exchange rate fluctuations also have contributed to the upward cost trend. If we are unable to reduce these costs or increase the cost of our barite-based products, we may experience lower margins in the fluids systems and engineering segment.
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
          As further described in Item 4, Part I, under the heading “Controls and Procedures,”, our current Chief Executive Officer and current Chief Financial Officer, with the participation of current management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
          Not applicable.
ITEM 5. Other Information
          Not applicable.
ITEM 6. Exhibits

10.1	Indemnification Agreement, dated June 7, 2006, between Newpark Resources, Inc. and Paul L. Howes.*(1)

10.2	Form of Indemnification Agreement between Newpark Resources, Inc. and each of Eric M. Wingerter, Sean Mikaelian, Samuel Cooper and Bruce Smith.*(1)

10.4	Term Credit Agreement, dated as of August 18, 2006, by and among Newpark Resources, Inc., certain of its domestic subsidiaries, certain lenders, JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust Company, as collateral agent.(2)

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensation plan or agreement.

(1)	Previously filed in the exhibits to our Current Report on Form 8-K dated March 22, 2006.

(2)	Previously filed in the exhibits to our Current Report on Form 8-K dated August 18, 2006.

NEWPARK RESOURCES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 9, 2006

NEWPARK RESOURCES, INC.
By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James E. Braun
James E. Braun, Vice President and
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Eric M. Wingerter
Eric M. Wingerter, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX
10.1	Indemnification Agreement, dated June 7, 2006, between Newpark Resources, Inc. and Paul L. Howes.*(1)

10.2	Form of Indemnification Agreement between Newpark Resources, Inc. and each of Eric M. Wingerter, Sean Mikaelian, Samuel Cooper and Bruce Smith.*(1)

10.4	Term Credit Agreement, dated as of August 18, 2006, by and among Newpark Resources, Inc., certain of its domestic subsidiaries, certain lenders, JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust Company, as collateral agent.(2)

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensation plan or agreement.

(1)	Previously filed in the exhibits to our Current Report on Form 8-K dated March 22, 2006.

(2)	Previously filed in the exhibits to our Current Report on Form 8-K dated August 18, 2006.