Form 10-Q
period 2006-09-30
NEWPARK RESOURCES INC
filed 2006-11-09
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

EXPLANATORY NOTE
          This Quarterly Report on Form 10-Q includes restated consolidated financial statements for the three- and nine-month periods ended September 30, 2005. For discussion of the reasons for and the effect of the restatement, please refer to Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005, which we refer to as the 2005 Annual Report. The Explanatory Note contained in the 2005 Annual Report, as well as Note A to the restated consolidated financial statements included in the 2005 Annual Report, describe the circumstances and results of the restatement of our consolidated financial statements in connection with the period covered by the 2005 Annual Report, which includes the consolidated financial statements for the quarter and nine months ended September 30, 2005. Note Q to the restated consolidated financial statements included in the 2005 Annual Report includes a summary of the restated consolidated financial statements for the three- and nine-month periods ended September 30, 2005.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE- AND NINE-MONTH PERIODS ENDED
September 30, 2006
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
          Among the risks and uncertainties that could cause future events and results to differ materially from those we anticipate in the forward-looking statements included in this Quarterly Report on Form 10-Q are the following:
•	a material decline in the level of oil and gas exploration and production and any reduction in the industry’s willingness to spend capital on environmental and oilfield services;

•	material changes in oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital;

•	changes in domestic and international political, military, regulatory and economic conditions;

•	a rescission or relaxation of government regulations affecting exploration and production (“E&P”) and Naturally Occurring Radioactive Material (“NORM”) waste disposal;

•	changes in existing regulations related to E&P and NORM waste disposal;

•	failure of our patents or other proprietary technology to prevent our competitors from developing substantially similar technology, which would reduce any competitive advantages we may have from these patents and proprietary technology;

•	failure to keep pace with the continual and rapid technological developments in our industries;

•	the highly competitive nature of our business;

•	failure of our investments in new businesses, new technology or new products and services to achieve sales and profitability levels that justify our investment in them, which could result in these investments placing downward pressure on our margins, the recording of a material impairment, or our disposing of these investments at a loss;

•	unavailability of critical supplies or equipment in the oil and gas industry and personnel trained to operate this equipment or provide our services;

•	increases in our costs, including raw materials costs, transportation costs and personnel costs which are not fully offset by price increases to our customers, resulting in downward pressure on our operating margins;

•	failure to gain continued acceptance or market share for our products and services, including our DeepDrill® and FlexDrill™ technology, our Dura-Base™ and Bravo™ mats;

•	inability to continue in effect the permits necessary to operate our E&P waste and non-hazardous waste disposal wells;

•	adverse weather conditions that could disrupt drilling operations or our ability to service our customers and reduce the demand for our services;

•	failure to comply with any of the numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our business, or changes in these regulations and policies;

•	exposure to potential environmental or regulatory liability, which could require us to pay substantial amounts with respect to these liabilities, including costs to clean up and close contaminated sites;

•	inability to maintain adequate insurance against risks in our business at economical rates, including in connection with the class action lawsuits filed against us and our current and former directors and officers;

•	the impact of those class action lawsuits and the shareholder derivative actions on our business and results of operations;

•	social, political and economic situations in foreign countries where we operate, including compliance with a wide variety of complex U.S. and foreign laws, treaties and regulations, unexpected changes in regulatory environments, inadequate protection of intellectual property, legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers;

•	consequences of significant changes in interest rates and currency exchange rates;

•	our inability to retire or refinance our long-term debt at or before its maturity, which could be affected by conditions in financial markets or our own financial condition at a future time, and our inability to obtain any replacement long-term financing on terms as favorable to us as under our current financing, if at all; and

•	the impact of shutting down the operations of Newpark Environmental Water Solutions, LLC, and the related charges that are expected to be incurred in connection with that shut down (see Note 6, “Impairment of Long-Lived Assets,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q).

PART I
ITEM 1. Unaudited Consolidated Financial Statements
Newpark Resources, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2006	December 31, 2005

	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$6,215	$7,989
Trade accounts receivable, less allowance of $1,706 at September 30, 2006 and $804 at December 31, 2005	162,098	137,174
Notes and other receivables	2,258	12,623
Inventories	113,395	88,731
Deferred tax asset	18,735	16,231
Prepaid expenses and other current assets	12,868	13,448

Total current assets	315,569	276,196

Property, plant and equipment, at cost, net of accumulated depreciation	234,157	238,409
Goodwill	118,252	116,841
Other intangible assets, net of accumulated amortization	12,532	12,809
Other assets	7,656	7,039

	$688,166	$651,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Foreign bank lines of credit	$11,412	$10,890
Current maturities of long-term debt	4,852	12,696
Accounts payable	41,003	47,371
Accrued liabilities	48,154	40,731

Total current liabilities	105,421	111,688

Long-term debt, less current portion	204,619	185,933
Deferred tax liability	9,520	4,211
Other non-current liabilities	4,031	2,737

Stockholders’ equity:
Common Stock, $.01 par value, 100,000,000 shares authorized, 89,432,473 and 88,436,112 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	894	884
Paid-in capital	443,385	436,636
Unearned restricted stock compensation	—	(235)
Accumulated other comprehensive income	8,629	7,616
Retained deficit	(88,333)	(98,176)

Total stockholders’ equity	364,575	346,725

	$688,166	$651,294

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Income
For the Three- and Nine-Month Periods Ended September 30
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005

		(Restated)		(Restated)
Revenues	$170,142	$139,143	$501,738	$409,692

Cost of revenues	144,821	126,067	440,254	367,343

	25,321	13,076	61,484	42,349

General and administrative expenses	5,050	2,482	13,842	7,186
Impairment loss	17,804	—	17,804	—

Operating income	2,467	10,594	29,838	35,163

Foreign currency exchange loss (gain)	149	(352)	(158)	(343)
Interest income	(123)	(126)	(268)	(250)
Interest expense	6,168	4,122	15,232	12,398

(Loss) income before income taxes	(3,727)	6,950	15,032	23,358
(Benefit) provision for income taxes	(1,462)	1,678	5,189	7,582

Net (loss) income	(2,265)	5,272	9,843	15,776

Preferred stock dividends	—	59	—	509

Net (loss) income applicable to common and common equivalent shares	$(2,265)	$5,213	$9,843	$15,267

Basic and diluted (loss) income per common and common equivalent share	$(0.03)	$0.06	$0.11	$0.18

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income
For the Three- and Nine-Month Periods Ended September 30
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
		(Restated)		(Restated)

Net (loss) income	$(2,265)	$5,272	$9,843	$15,776

Changes in interest rate swap and cap (net of tax of $204)	(378)	—	(378)	—
Foreign currency translation adjustments	426	1,878	1,391	(445)

Comprehensive (loss) income	$(2,217)	$7,150	$10,856	$15,331

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended September 30,
(Unaudited)

(In thousands)	2006	2005
		(Restated)

Cash flows from operating activities:
Net income	$9,843	$15,776
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	20,134	17,658
Impairment loss	17,804	—
Stock-based compensation expense	1,711	552
Provision for deferred income taxes	2,564	6,851
Gain on sale of assets	(614)	(549)
Change in assets and liabilities:
Increase in accounts and notes receivable	(20,783)	(32,963)
(Increase) decrease in inventories	(25,541)	395
Increase in other assets	(3,464)	(5,326)
(Decrease) increase in accounts payable	(6,279)	1,822
Increase in accrued liabilities and other	12,112	14,618

Net cash provided by operating activities	7,487	18,834

Cash flows from investing activities:
Capital expenditures	(29,408)	(25,348)
Proceeds from sale of property, plant and equipment	1,210	1,022
Insurance proceeds from property, plant and equipment claim	3,471	—
Acquisitions, net of cash received	—	(840)

Net cash used in investing activities	(24,727)	(25,166)

Cash flows from financing activities:
Net borrowings on lines of credit	17,078	6,415
Long-term borrowings	150,000	4,855
Payments on notes payable and long-term debt	(156,863)	(5,890)
Preferred stock dividends paid in cash	—	(375)
Proceeds from exercise of stock options and ESPP	4,385	4,942
Tax benefit from exercise of stock options	640	—

Net cash provided by financing activities	15,240	9,947

Effect of exchange rate changes	226	(319)

Net (decrease) increase in cash and cash equivalents	(1,774)	3,296

Cash and cash equivalents at beginning of period	7,989	7,022

Cash and cash equivalents at end of period	$6,215	$10,318

See Accompanying Notes to Unaudited Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation and Significant Accounting Policies
          In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Newpark Resources, Inc. (“Newpark”) as of September 30, 2006, and the results of its operations and its cash flows for the three- and nine-month periods ended September 30, 2006 and 2005. All adjustments are of a normal recurring nature. The September 30, 2005 interim consolidated financial statements have been restated. For discussion of the reasons for and the effect of the restatement, please refer to Amendment No. 2 to Newpark’s Annual Report on Form 10-K/A for the year ended December 31, 2005, which is referred to as the 2005 Annual Report. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes filed in Amendment No. 2 to Newpark’s Annual Report on Form 10-K/A for the year ended December 31, 2005. The results of operations for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year. Newpark has reclassified certain amounts previously reported to conform with the presentation at September 30, 2006.
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
          FAS 123(R) amends FAS No. 95, “Statement of Cash Flows,” to require reporting of realized excess tax benefits as a financing cash flow, rather than as a reduction of taxes paid. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised.
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
          Effective January 1, 2006, Newpark adopted FAS 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (“FAS 151”), which clarified the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). These items must be recognized as current-period charges regardless of whether they meet a criterion of “so abnormal.” FAS 151 also requires that allocation of fixed production overheads to costs of conversion be based on the normal capacity of production facilities. The adoption of FAS 151 had no material impact on Newpark’s financial results.
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
Note 2 — Stock-Based Compensation
          At September 30, 2006, Newpark had several stock-based employee compensation plans, as follows:
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
2004 Non-Employee Directors’ Stock Option Plan
          On March 10, 2004, the Board of Directors adopted, and, on June 9, 2004, the stockholders approved the 2004 Non-Employee Directors’ Stock Option Plan (the “2004 Plan”). Under the 2004 Plan, each non-employee director was granted a stock option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on June 9, 2004. In addition, each new non-employee director, on the date of his or her election to the Board of Directors (whether elected by the stockholders or the Board of Directors), automatically is granted a stock option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Twenty percent of those option shares become exercisable on each of the first through the fifth anniversaries of the date of grant. The 2004 Plan also provides for the automatic additional grant to each non-employee director of stock options to purchase 10,000 shares of common stock each time the non-employee director is re-elected to the Board of Directors. One-third of those option shares become exercisable on each of the first through the third anniversaries of the date of grant. The term of options granted under the 2004 Plan is 10 years. Non-employee directors are not eligible to participate in any other stock option or similar plans currently maintained by Newpark. The purpose of the 2004 Plan is to promote an increased incentive and personal interest in the welfare of Newpark by those individuals who are primarily responsible for shaping the long-range plans of Newpark, to assist Newpark in attracting and retaining on the Board of Directors persons of exceptional competence and to provide additional incentives to serve as a director of Newpark. The 2004 Plan superseded the 1993 Non-Employee Directors’ Stock Option Plan.
          On September 12, 2006, the Compensation Committee approved an amendment to the 2004 Plan. As amended, the 2004 Plan provides that the purchase price of shares of Common Stock subject to each stock option granted under the 2004 Plan will be equal to the fair market value of those shares on the date of grant, which will be equal to the closing price of the Common Stock for the day on which the option is granted (or the last trading day in the case of options granted on a non-trading day). On September 15, 2006, the Compensation Committee approved another amendment to the 2004 Plan to clarify the provision set forth in the last sentence of Section 4.2 of the 2004 Plan. As amended, this provision requires that, if no annual meeting of stockholders (or stockholder action in lieu of a meeting) occurs in any calendar year, and a non-employee director eligible to receive a stock option grant under the 2004 Plan remains a non-employee director as of the end of that calendar year, then that non-employee director will receive a stock option grant pursuant to Section 4.2 of the 2004 Plan on the last business day of the same calendar year, subject to the terms and conditions of the 2004 Plan.
2003 Long-Term Incentive Plan
          On March 12, 2003, the Board of Directors adopted the 2003 Long Term Incentive Plan (the “2003 Plan”), which was approved by the stockholders at the 2003 Annual Meeting. Under the 2003 Plan, awards of share equivalents are made at the beginning of overlapping three-year performance periods. These awards vest and become payable in Newpark common stock if certain performance criteria are met over the three-year performance period. During the nine months ended September 30, 2006, no awards of share equivalents were made under the 2003 Plan.
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

			Portion of
	Annualized Total	Average Return	Contingent Award
	Stockholder Return (50%)	on Equity (50%)	Vested
Expected level	50th percentile of
	OSXsm industry group	8%	20%
Over-achievement level	75th percentile of
	OSXsm industry group	14%	100%
          Pursuant to FAS 123(R), the awards subject to the annualized total stockholder return criterion contain a market condition and the awards subject to the average return on equity contain a performance condition. The fair value of the awards subject to a market condition was calculated using Monte Carlo simulation.
          During the nine months ended September 30, 2006, Newpark awarded 375,000 stock options and 200,000 time-restricted shares to its new chief executive officer as an inducement to accept employment. The stock options vest ratably over three years and the time restricted shares vest ratably over five years. Also, during the nine months ended September 30, 2006, Newpark awarded 25,000 options to its new president of the mat and integrated services division as an inducement to accept employment. These stock options vest ratably over three years. In addition, during the three and nine months ended September 30, 2006, Newpark awarded 10,000 stock options to a new director under the 2004 Plan. The stock options were granted on the date of hire/appointment with an exercise price equal to the fair value of the underlying stock on the date of grant.
          The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Risk-free interest rate	4.73%	4.22%	4.69%	3.94%
Expected life of the option in years	4.85	4.00	4.85	4.00
Expected volatility	51.5%	70.8%	51.9%	72.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
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
          The following table summarizes activity for Newpark’s outstanding stock options for the nine months ended September 30, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at beginning of period	4,474,031	$6.31
Granted	410,000	7.87
Exercised	(765,776)	5.50
Expired or canceled	(584,563)	6.52

Outstanding at end of period	3,533,692	6.64	3.62	$671,000

Options exercisable at end of period	2,842,578	6.51	2.94	$643,000

          During the three- and nine-month periods ended September 30, 2006, the weighted-average grant date fair value of options granted was $2.52 and $3.90, respectively. During the three- and nine-month periods ended September 30, 2005, the weighted-average grant date fair value of options granted was $4.79 and $3.57, respectively. During the three- and nine-month periods ended September 30, 2006, the total intrinsic value of options exercised was $23,000 and $2,427,000, respectively. During the three- and nine-month periods ended September 30, 2005, the total intrinsic value of options exercised was $1,574,000 and $2,114,000, respectively.
          The following table summarizes activity for Newpark’s outstanding nonvested stock awards for the nine months ended September 30, 2006:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at beginning of period	782,333	$4.43
Granted	200,000	8.08
Vested	(133,333)	4.47
Forfeited	(230,000)	3.97

Outstanding at end of period	619,000	$5.77

          As of September 30, 2006, Newpark’s compensation cost related to nonvested awards not yet recognized totaled approximately $2,163,000, which is expected to be recognized over a weighted average period of 3.73 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $1,094,000. The total fair value of shares vested during the nine months ended September 30, 2005 was $197,000. During the nine months ended September 30, 2005, Newpark granted 354,500 shares of nonvested stock with a weighted-average grant date fair value of $4.70.
          Cash received from option exercises during the nine months ended September 30, 2006 and 2005 was $4,214,000 and $4,401,000, respectively. Newpark recognized tax benefits resulting from excess tax deductions related to the exercise of stock options and the vesting of share awards during the nine months ended September 30, 2006 which totaled $640,000.
          Pursuant to the adoption of FAS 123(R), during the three- and nine-month periods ended September 30, 2006, Newpark recognized total stock-based compensation expense of $578,000 and $1,711,000, respectively, and an associated tax benefit of $202,000 and $598,000, respectively. The impact of adopting FAS 123(R) included in these amounts was expense of $414,000 and $1,254,000 and associated tax benefits of $145,000 and $439,000 during the three- and nine-month periods ended September 30, 2006, respectively.
          During the three- and nine-month periods ended September 30, 2005, Newpark applied APB 25 in accounting for its stock-based compensation plans and, therefore, compensation cost was recognized for stock options only when the exercise price of the stock option granted was less than the fair value of the underlying stock on the measurement date. Prior to the adoption of FAS 123(R), Newpark accounted for awards under the 2003 Plan using variable accounting under APB 25 and related interpretations. Based on Newpark’s performance as compared to the performance levels listed above, no expense was accrued under the 2003 Plan for the three- and nine-month periods ended September 30, 2005. Had compensation costs for all of Newpark’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, “Accounting for Stock-Based Compensation,” Newpark’s net income and net income per share would have been the pro forma amounts shown below for the three and nine months ended September 30, 2005 (unaudited; in thousands, except for per share data):

	Three Months	Nine Months
	Ended	Ended
(In thousands, except per share data)	September 30, 2005	September 30, 2005
	(Restated)	(Restated)
Income applicable to common and common equivalent shares:
As reported	$5,213	$15,267
Add recorded stock-based compensation expense, net of related taxes	130	359
Deduct stock-based compensation expense determined under fair value based method for all awards, net of related taxes	(342)	(888)

Pro forma income	$5,001	$14,738

Earnings per share:
Basic:
As reported	$0.06	$0.18

Proforma	$0.06	$0.17

Diluted:
As reported	$0.06	$0.18

Proforma	$0.06	$0.17

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

Note 3 — Earnings per Share
     The following table presents the reconciliation of the numerator and denominator for calculating income (loss) per share in accordance with the disclosure requirements of FAS 128:

	Three Months Ended
	September 30,
(In thousands, except per share amounts)	2006	2005
		(Restated)
(Loss) income applicable to common and common equivalent shares	$(2,265)	$5,213

Weighted average number of common shares outstanding	89,417	87,147
Add:
Net effect of dilutive stock options, warrants and restricted stock (1)	—	793

Adjusted weighted average number of common shares Outstanding	89,417	87,940

Basic and diluted (loss) income applicable to common and common equivalent shares	$(0.03)	$0.06

(1)	Incremental shares of 241 related to stock options, warrants and restricted stock are not included because the effect would be anti-dilutive for the three months ended September 30, 2006.

	Nine Months Ended
	September 30,
(In thousands, except per share amounts)	2006	2005
		(Restated)
Income applicable to common and common equivalent shares	$9,843	$15,267

Weighted average number of common shares outstanding	89,281	85,330
Add:
Net effect of dilutive stock options, warrants and restricted stock	591	467

Adjusted weighted average number of common shares outstanding	89,872	85,797

Basic and diluted income applicable to common and common equivalent shares	$0.11	$0.18

          Basic net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the period. For the nine months ended September 30, 2006, Newpark had dilutive stock options and warrants of approximately 2.2 million shares which were assumed to be exercised using the treasury stock method. For the three months and nine months ended September 30, 2005, Newpark had dilutive stock options and warrants of approximately 4.6 million shares and 3.4 million shares, respectively, which were assumed to be exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods.
          Options and warrants to purchase a total of approximately 5.9 million shares and 4.0 million shares, respectively, of common stock were outstanding during the three months and nine months ended September 30, 2006, but were not included in the computation of diluted income per share because they were anti-dilutive. Options and warrants to purchase a total of approximately 4.7 million shares and 6.0 million shares of common stock were outstanding during the three months and nine months ended September 30, 2005, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.
          For the three and nine months ended September 30, 2005, the net effects of the assumed conversion of preferred stock was excluded from the computation of diluted income per share for all periods presented because the effect was anti-dilutive.
Note 4 — Accounts Receivable
          Included in accounts receivable at September 30, 2006 and December 31, 2005 are:

	September 30,	December 31,
(In thousands)	2006	2005
Trade receivables	$137,584	$113,516
Unbilled revenues	26,220	24,462

Gross trade receivables	163,804	137,978
Allowance for doubtful accounts	(1,706)	(804)

Net trade receivables	$162,098	$137,174

Note 5 — Inventory
          Newpark’s inventory consisted of the following items at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
(In thousands)	2006	2005
Finished goods:
Composite mats	$15,951	$10,030
Raw materials and components:
Drilling fluids raw material and components	89,787	69,621
Logs	5,004	6,084
Supplies and other	2,653	2,996

Total raw materials and components	97,444	78,701

Total inventory	$113,395	$88,731

Note 6 — Impairment of Long-Lived Assets
          On August 24, 2006, Newpark’s management, with the approval of the Executive Committee of the Board of Directors of Newpark, determined to shut down the operations of Newpark Environmental Water Solutions, LLC, or NEWS, and to dispose of or redeploy all of the assets used in connection with its operations. NEWS was formed in early 2005 to commercialize in the United States and Canada a proprietary and patented water treatment technology owned by a Mexican company. In connection with the shut-down, Newpark recognized in the third quarter of 2006 a non-cash pre-tax impairment charge of approximately $17.8 million against the assets attributable to the water treatment business. This estimated impairment charge relates to the write-down of investments in property, plant and equipment of approximately $15.8 million and advances and other capitalized costs associated with certain agreements of approximately $2.0 million which is recorded in the environmental services segment.
          In addition, Newpark currently expects to incur pre-tax cash charges for severance and other exit costs in the range of $4.0 million to $4.5 million, including severance costs of approximately $500,000 and site closure costs of approximately $3.5 million to $4.0 million, which will be expensed as incurred, with the majority of these costs expected to be incurred in 2006 and 2007. Newpark expensed $440,000 in the quarter ended September 30, 2006 in severance and other exit costs related to NEWS.
          The reasons for this action include the following:
•	following continued negotiations, in late July 2006, Newpark’s conclusion that a satisfactory agreement with the owners of the technology could not be reached,

•	receipt of a report from outside consultants in August 2006 regarding the evaluation of the water treatment market and the technology,

•	difficulty in utilizing the technology on a consistently reliable basis,

•	losses incurred by NEWS to date, and

•	the prospect that the business will incur substantial future losses due to the inability to re-negotiate a disposal contract for the Gillette, Wyoming, facility in August 2006 and recent receipt of waste streams that have become increasingly more costly to process.
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
Note 7 — Commitments and Contingencies
Effect of Hurricanes Katrina and Rita
          During late August and early September 2005, Newpark’s fluids systems and engineering and environmental services operations along the U.S. Gulf Coast were affected by Hurricanes Katrina and Rita. During the nine months ended September 30, 2006, Newpark recorded additional costs totaling approximately $877,000, as a direct result of the storms, which were fully reimbursable by Newpark’s insurers. During the three and nine months ended September 30, 2006, Newpark recorded recoveries related to prior year business interruption coverage of $4.2 million and $5.2 million, respectively, as reductions to cost of revenues. For the nine months ended September 30, 2006, Newpark received insurance proceeds of $12.5 million (including $3.5 million in reimbursement of losses on property, plant and equipment). As of September 30, 2006, Newpark had collected substantially all insurance recoveries from its insurers.
Legal Proceedings
          Between April 21, 2006 and May 9, 2006, five lawsuits asserting claims against Newpark for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 were filed in the U.S. District Court for the Eastern District of Louisiana: Kim vs. Newpark Resources, Inc. (the “Kim Suit”); Lowry vs. Newpark Resources, Inc.; Galchutt vs. Newpark Resources, Inc.; Wallace vs. Newpark Resources, Inc.; and Farr vs. Newpark Resources, Inc. Additionally, all five complaints assert that James D. Cole, Newpark’s former Chief Executive Officer, and Matthew W. Hardey, Newpark’s former Chief Financial Officer, are liable for Newpark’s violations as control persons under Section 20(a) of the Exchange Act. The latter four lawsuits have been transferred to the judge presiding over the Kim Suit who has consolidated all five actions as In re: Newpark Resources, Inc. Securities Litigation. The judge has set a deadline for the lead plaintiff’s counsel to file an amended, consolidated class action complaint by November 10, 2006.
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
          On October 5, 2006, a third shareholder derivative action was filed in the U. S. District Court, Eastern District of Louisiana, captioned: Vincent Pomponi, Derivatively on Behalf of Newpark Resources, Inc., v. James D. Cole, et al. On October 6, 2006, a fourth derivative action was filed in the U.S. District Court, Eastern District of Louisiana, captioned: David Galchutt, Derivatively on Behalf of Newpark Resources, Inc., v. James D. Cole, et al. These complaints are virtually identical and were brought, allegedly for the benefit of Newpark which is sued as a nominal defendant, against Messrs. Cole and Hardey (“Officer Defendants”), current and previous directors Hunt, Kaufman, Stone, Stull, Jerry W. Box, F. Walker Tucei, Jr., Garry L. Warren, Ballantine, Michael Still, Dibo Attar, Phillip S. Sassower, Lawrence I. Schneider and David C. Baldwin (“Director Defendants”), alleging improper financial reporting and stock option backdating of stock option grants to Newpark employees. To date, no discovery has been conducted. Newpark intends to vigorously contest the plaintiffs’ right to bring these cases. Plaintiffs do not seek any recovery against Newpark. Instead, they seek unspecified damages from the Officer Defendants for alleged disgorgement under the Sarbanes-Oxley Act of 2002 and alleged rescission, against Messrs. Hardy,

Hunt, Kaufman, Stone, Ballantine, Still, Attar, Sassower, Schneider, and Baldwin for alleged violation of Section 14(a) of the Exchange Act, and individual defendants on behalf of Newpark for alleged unjust enrichment, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and constructive trust. Pursuant to previously existing indemnification agreements, Newpark will indemnify the Officer and the Director Defendants for the fees they incur to defend themselves.
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
          In response to Newpark’s announcement to shut down the operations of NEWS as disclosed in Newpark’s Current Report on Form 8-K filed on August 30, 2006, on September 28, 2006, Newpark received a letter from counsel for the Mexican company demanding, among other things, that Newpark return to the Mexican company certain equipment and pay it an aggregate of $4.0 million for the period that this equipment was utilized, technical support and administrative costs, unreimbursed costs of the equipment, and lost profits due to the Mexican company’s dedication of time to Newpark’s water treatment business. The Mexican company demanded payment within 30 days of the date of the letter. Newpark has responded to the Mexican company that it does not believe that it is obligated to pay any amounts to the company.
          Newpark and its subsidiaries are involved in other litigation, claims and assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters should not have a material effect on Newpark’s consolidated financial position, results of operations or cash flows.

Note 8 — Segment Data
          Summarized financial information concerning Newpark’s reportable segments is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues by segment:
Fluids systems and engineering	$125,130	$104,298	$352,287	$282,560
Mats and integrated services	26,451	21,322	95,194	82,286
Environmental services	18,561	13,523	54,257	44,846

Total revenues	$170,142	$139,143	$501,738	$409,692

Segment operating income:
Fluids systems and engineering	$20,178	$12,574	$45,981	$28,565
Mats and integrated services	4,423	662	12,181	10,327
Environmental services	720	(160)	3,322	3,457

Total segment operating income	25,321	13,076	61,484	42,349
General and administrative expenses	5,050	2,482	13,842	7,186
Impairment loss (1)	17,804	—	17,804	—

Total operating income	$2,467	$10,594	$29,838	$35,163

The amounts above are shown net of intersegment transfers.

(1)	Impairment loss is fully attributable to the environmental services segment.
Note 9 — Long-Term Debt
     On August 18, 2006, Newpark entered into a term credit agreement (the “Term Credit Facility”) with certain lenders, JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust Company, as collateral agent. This Term Credit Facility, in the aggregate face amount of $150.0 million, has a five-year term and an initial interest rate of LIBOR plus 3.25%, based on Newpark’s corporate family ratings of B1 by Moody’s and B+ by Standard & Poor’s. The maturity date of the Term Credit Facility is August 18, 2011.
     The Term Credit Facility requires that Newpark will enter into, and thereafter maintain, interest rate management transactions, such as interest rate swap arrangements, to the extent necessary to provide that at least 50% of the aggregate principal amount of the Term Credit Facility is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. In connection with this provision, Newpark entered into an interest rate swap arrangement for the period from September 22, 2006 through March 22, 2008, which fixes the LIBOR rate applicable to 100% of the principal amount under the Term Credit Facility at 5.35%. In addition, Newpark entered into an interest rate cap arrangement that provides for a maximum LIBOR rate of 6.00% on the principal amount of $68.9 million for the period from March 22, 2008 through September 22, 2009. Newpark paid a fee of $170,000 for the interest rate cap arrangement.
     Newpark made a draw down of the entire Term Credit Facility on September 22, 2006, and partially used it to redeem the outstanding 8 5/8% Senior Subordinated Notes (“the Notes”) in the principal amount of $125.0 million plus accrued interest. In addition, Newpark repaid the barite facilities financing and the term portion of its current Credit Facility. The Term Credit Facility is a senior secured obligation and is secured by first liens on all of Newpark’s tangible and intangible assets, excluding accounts receivable and inventory, and by a second lien on accounts receivable and inventory. The Term Credit Facility is callable at face value, except for a 1% call premium if called at any time during the first year.
     In connection with the redemption of the Notes and the payout of the other term debt, Newpark expensed the unamortized balance of debt issuance costs related to these debt instruments which totaled approximately $838,000 in the third quarter of 2006. In addition, the prepayment of the barite facilities financing resulted in a prepayment penalty of approximately $369,000, which also was recorded in the third quarter of 2006.
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
Restatement of Previously Issued Financial Statements
          As discussed more fully in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005, we have restated our previously issued consolidated financial statements for the quarterly period ended September 30, 2005. This discussion and analysis should be read in conjunction with the restated consolidated financial statements and notes appearing in Item 1, Part I, of this Quarterly Report on Form 10-Q.
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

	3Q05	4Q05	1Q06	2Q06	3Q06

U.S. rig count	1,428	1,478	1,521	1,635	1,721
Canadian rig count	494	572	661	292	490

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
          Environmental Services. On August 24, 2006, our management, with the approval of the Executive Committee of our Board of Directors, determined to shut down the operations of Newpark Environmental Water Solutions, LLC, or NEWS, and to dispose of or redeploy all of the assets used in connection with its operations. NEWS was formed in early 2005 to commercialize in the United States and Canada a proprietary and patented water treatment technology owned by a Mexican company. In connection with the shut-down, we recognized, in the quarter ended September 30, 2006, a non-cash pre-tax impairment charge of approximately $17.8 million against the assets attributable to the water treatment business. This estimated impairment charge relates to the write-down of investments in property, plant and equipment of approximately $15.8 million and advances and other capitalized costs associated with certain agreements of approximately $2.0 million which is recorded in the environmental services segment.
          In addition, we currently expect to incur pre-tax cash charges for severance and other exit costs in the range of $4.0 million to $4.5 million, including severance costs of approximately $500,000 and site closure costs of approximately $3.5 million to $4.0 million, which will be expensed as incurred, with the majority of these costs expected to be incurred in 2006 and 2007. We expensed $440,000 in the quarter ended September 30, 2006 in severance and other exit costs related to NEWS.
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
          Pursuant to the adoption of FAS 123(R) for the three months ended September 30, 2006, we recorded stock-based compensation expense totaling $578,000, consisting of $294,000 related to stock options and $284,000 related to nonvested stock awards. For the nine months ended September 30, 2006, we recorded stock-based compensation expense totaling $1.7 million, consisting of $897,000 related to stock options and $814,000 related to nonvested stock awards. For the three months ended September 30, 2005, we recorded stock-based compensation totaling $200,000 consisting of $55,000 related to stock options and $145,000 related to nonvested stock awards. For the nine months ended September 30, 2005, we recorded stock-based compensation totaling $552,000 consisting of $163,000 related to stock options and $389,000 related to nonvested stock awards. For the three and nine months ended September 30, 2006 and 2005, the impact on both basic and diluted earnings per share of recognized stock-based compensation expense was no more than $0.01 per share.
          In our pro forma disclosures for the three and nine months ended September 30, 2005, we reported after-tax stock-based compensation expense of $342,000 and $888,000, respectively. During the year ended December 31, 2004, we modified the terms of non-director and non-executive officer stock options to accelerate the vesting of out-of-the-money options. This resulted in a decrease of approximately $177,000 and $661,000, respectively, in the pro forma after-tax expense that otherwise would have been reported for the three and nine months ended September 30, 2005.
          As of September 30, 2006, our compensation cost related to nonvested awards not yet recognized totaled approximately $2.2 million which is expected to be recognized over a weighted average period of 3.73 years.
          See Note 2 to our unaudited consolidated financial statements included in this report for further information on stock-based compensation.
Goodwill
          In accordance with FAS No. 142, “Goodwill and Other Intangible Assets”, we are required to annually test goodwill for impairment. We perform our annual impairment test as of October 31 of each year. A key element in testing goodwill for impairment is the determination of the fair value of our individual business units to which goodwill has been assigned. The determination of fair value for a business unit requires us to estimate, among other things, the future cash flows to be generated by the business unit. These estimates are subject to uncertainty as to their amount and timing which affects the estimate of fair value. The impairment test performed during the year ended December 31, 2005 indicated that no impairment of the goodwill of any business unit had occurred. However, it is possible that the estimate of fair value of one or more of our business units as of our annual assessment date may result in the need to record an impairment of goodwill of those respective business units.

Results of Operations
          Summarized financial information concerning our reportable segments is shown in the following table (dollars in millions):

	Three Months Ended September 30,		Increase/(Decrease)
	2006	2005	$	%
		(Restated)
Revenues by segment:
Fluid systems and engineering	$125.0	$104.3	$20.7	20%
Mat and integrated services	26.5	21.3	5.2	24
Environmental services	18.6	13.5	5.1	38

Total revenues	$170.1	$139.1	$31.0	22%

Segment Operating Income:
Fluid systems and engineering	$20.2	$12.6	$7.6	60%
Mat and integrated services	4.4	0.7	3.7	NM
Environmental services	0.7	(0.2)	0.9	NM

Total segment operating income	25.3	13.1	12.2	93
General and administrative expenses	5.1	2.5	2.6	104
Impairment loss (1)	17.8	—	17.8	NM

Total operating income	$2.4	$10.6	$(8.2)	(77)%

	Nine Months Ended September 30,		Increase/(Decrease)
	2006	2005	$	%
		(Restated)
Revenues by segment:
Fluid systems and engineering	$352.2	$282.6	$69.6	25%
Mat and integrated services	95.2	82.3	12.9	16
Environmental services	54.3	44.8	9.5	21

Total revenues	$501.7	$409.7	$92.0	22%

Segment operating income:
Fluid systems and engineering	$45.9	$28.6	$17.3	60%
Mat and integrated services	12.2	10.3	1.9	18
Environmental services	3.3	3.5	(0.2)	(6)

Total segment operating income	61.4	42.4	19.0	45
General and administrative expenses	13.8	7.2	6.6	92
Impairment loss (1)	17.8	—	17.8	NM

Total operating income	$29.8	$35.2	$(5.4)	(15)%

The amounts above are shown net of intersegment transfers.
NM-Not meaningful

(1)	Impairment loss is fully attributable to the environmental services segment.

          Summarized segment operating income expressed as a percentage of segment revenue is shown in the following table:

	Three Months Ended		Increase
	September 30,		(Decrease)
	2006	2005	%
		(Restated)
Fluids systems and engineering	16.2%	12.1%	34%
Mat and integrated services	16.6%	3.3%	NM
Environmental services	3.8%	(1.5)%	NM
NM-Not meaningful

	Nine Months Ended		Increase
	September 30,		(Decrease)
	2006	2005	%
		(Restated)
Fluids systems and engineering	13.0%	10.1%	29%
Mat and integrated services	12.8%	12.5%	2%
Environmental services	6.1%	7.8%	(22)%
Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005
Fluids Systems and Engineering
Revenues
          Total revenue by region for this segment was as follows for the three months ended September 30, 2006 and 2005 (dollars in millions):

			2006 vs. 2005
	2006	2005	$	%

Drilling fluid sales and engineering:
North America	$80.7	$70.4	$10.3	15%
Mediterranean and South America	15.2	11.1	4.1	37

Total drilling fluid sales and engineering	95.9	81.5	14.4	18
Other	29.2	22.8	6.4	28

Total	$125.1	$104.3	$20.8	20%

          For the third quarter ended September 30, 2006, segment revenues increased 20% to $125.1 million as compared to $104.3 million reported for the third quarter of 2005.
          While the overall North American market rig activity increased 15% from the third quarter of 2005 to the third quarter 2006, the average number of North American rigs serviced by this segment, namely the U.S. Gulf Coast, U.S. Central Region and Canada, decreased by 2% for the same period. Average revenue per rig, an indication of the complexity and depth of wells being serviced, increased 19% during the third quarter of 2006, as compared to the third quarter of 2005. The increase in rig activity is primarily due to the disruption of operations in the third quarter of 2005 related to the active hurricane season. The combined change in rig activity, market share and revenue per rig drove a 15% increase in fluids sales and engineering revenues in North America for the quarter ended September 30, 2006, as compared to the third quarter of 2005.

          In addition to increases in North America, the fluids systems and engineering segment’s Mediterranean and South American operations are beginning to improve as a result of continued focus on technology and performance. These operations increased 37% in the third quarter of 2006, as compared to the third quarter of 2005. We anticipate 40% revenue growth for 2006 within the Mediterranean and South American units over 2005 revenues results.
          Other revenue includes revenue generated from completion fluids, rentals, transportation and industrial minerals and represented approximately 23% of the segment’s revenues in the third quarter of 2006. For the quarter ended September 30, 2006, revenue for these units increased 28% compared to the same quarter in 2005. These revenue increases were primarily driven by completion fluids due to increased investment in this business as well as increased market share and higher well completion activity.
Operating Income
          Operating income for the segment increased $7.6 million in the third quarter of 2006 as compared to the same period in 2005. Operating margin of 16.2% was realized in the third quarter 2006 as compared to 12.1% (restated) in the same quarter of 2005. The increase in operating margin was principally attributable to final settlement of our business interruption insurance coverage related to losses incurred as a result of Hurricanes Katrina and Rita totaling $3.5 million which was recorded as a reduction of cost of revenues. Gross margins, after adjustment for the business interruption insurance, were 13.4%, a slight improvement over 2005. Cost increases related to products, services, personnel and transportation, have had an impact on the incremental operating margin growth.
Mat and Integrated Services
Revenues
          Total revenue for this segment consists of the following for the three months ended September 30, 2006 and 2005 (dollars in millions):

			2006 vs. 2005
	2006	2005	$	%

Installation	$4.8	$2.5	$2.3	92%
Re-rental	4.2	2.0	2.2	110

Total U.S. oilfield mat rental	9.0	4.5	4.5	100
Non-oilfield mat rental	—	0.1	(0.1)	(100)
Canadian mat sales	0.6	0.4	0.2	50
Composite mat sales	3.8	4.9	(1.1)	(22)
Integrated services and other	13.1	11.4	1.7	15

Total	$26.5	$21.3	$5.2	24%

          Our U.S. oilfield mat rentals increased to $9.0 million in the third quarter of 2006. U.S. oilfield mat rental volume for the third quarter of 2006 totaled 5.3 million square feet as compared to 2.5 million square feet in the third quarter of 2005. Average price per square foot decreased 17% from the third quarter of 2005.
          Sales of wooden mats, typically a lower margin business, account for a majority of Canadian mat sales. Revenues increased slightly to $600,000 due to a continued increase in demand for our wooden mats in the western Canadian market.
          During the third quarter of 2006, we sold approximately 2,000 DuraBaseTM mats and 2,800 BravoTM mats, resulting in $3.8 million of composite mat revenues, compared to $4.9 million of revenue on approximately 1,200 DuraBaseTM mats and 7,500 BravoTM mats sold in the third quarter of 2005. The decrease in revenue was driven by the decrease in the volume of mats; however, revenue did not incrementally decrease with the decline in volume of mats as the BravoTM average price per mat is significantly lower than the DuraBaseTM average price per mat.
          Integrated services and other revenues, our lowest-margin business unit for this segment, increased $1.7 million in the third quarter of 2006. This business includes a comprehensive range of environmental services necessary for our customers’ E&P activities. The increase was primarily driven by the increased operations of our sawmill in Batson, Texas.
Operating Income
          Mat and integrated services operating income increased $3.7 million in the third quarter of 2006 on a $5.2 million increase in revenues, compared to the third quarter of 2005, representing an incremental margin of 71%. This incremental margin is higher than normal given that revenue increases during the period were principally associated with higher margin rental business revenues. Operating margins for the three months ended September 30, 2006 was 16.6%, as compared to 3.3% in 2005. This segment is currently focusing on improving operating margins by lowering operating costs through improvements in purchasing practices, and we believe that margins will continue to improve in the near term as a result of these efforts.
Environmental Services
Revenues
          Total revenue for this segment consists of the following for the three months ended September 30, 2006 and 2005 (dollars in millions):

			2006 vs. 2005
	2006	2005	$	%

E&P Waste U.S. Gulf Coast	$13.2	$8.8	$4.4	50%
E&P Waste Non-U.S. Gulf Coast	3.2	3.4	(0.2)	(6)
NORM & Industrial	2.2	1.3	0.9	69

Total	$18.6	$13.5	$5.1	38

          Environmental services revenue increased $5.1 million in the third quarter of 2006 as compared to the same period in 2005. This increase was primarily due to the increase in E&P Waste U.S. Gulf Coast revenues of $4.4 million, or 50%, on a 49% increase in waste volumes received. The increase in waste volumes is primarily due to the disruption of operations in the third quarter of 2005 related to the active hurricane season. The average revenue per barrel in the U.S. Gulf Coast market remained consistent quarter over quarter.
Operating Income
          Environmental services operating income increased $900,000 in the third quarter of 2006, on $5.1 million increase in revenues. Operating margins increased in the third quarter of 2006 to 3.8% as compared to (1.5%) for the same period in 2005. The increase in operating margin was principally attributable to final settlement of our business interruption coverage related to losses incurred as a result of Hurricanes Katrina and Rita totaling $624,000 which was recorded as a reduction to cost of revenues which was offset by operating losses associated with Newpark Environmental Water Solutions, LLC, or NEWS, which totaled $1.4 million in the third quarter of 2006. Operating margin for the third quarter of 2006 adjusted for the business interruption insurance and the NEWS losses is 7.9%.

General and Administrative Expense
          General and administrative expense increased $2.6 million to approximately $5.1 million in the third quarter of 2006, compared to the same period in 2005. The increase is associated with several factors, including legal and accounting fees of approximately $600,000 related to the internal investigation conducted by our Audit Committee and the resulting restatement of the consolidated financial statements on Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2005, as filed on October 10, 2006, an increase in stock-based compensation costs of approximately $400,000, an increase in consulting fees of $800,000 and increases in employee placement fees and other employee costs of approximately $200,000. We anticipate that general and administrative expenses will be significantly higher during 2006 than in prior years, principally due to higher legal and related costs associated with the internal investigation and the class action lawsuits filed as a result of the investigation as well as increased employee placement and consulting fees.
Impairment Loss
          On August 24, 2006, our management, with the approval of the Executive Committee of our Board of Directors, determined to shut down the operations of NEWS, and to dispose of or redeploy all of the assets used in connection with its operations. NEWS was formed early in 2005 to commercialize in the United States and Canada a proprietary and patented water treatment technology owned by a Mexican company. In connection with the shut-down, we recognized, in the quarter ended September 30, 2006, a non-cash pre-tax impairment charge of approximately $17.8 million against the assets attributable to the water treatment business. This estimated impairment charge relates to the write-down of investments in property, plant and equipment of approximately $15.8 million and advances and other capitalized costs associated with certain agreements of approximately $2.0 million which is recorded in the environmental services segment.
          In addition, we expect to incur pre-tax cash charges for severance and other exit costs in the range of $4.0 million to $4.5 million, including severance costs of approximately $500,000 and site closure costs of approximately $3.5 million to $4.0 million, which will be expensed as incurred, with the majority of these costs expected to be incurred in 2006 and 2007. We expensed $440,000 in the quarter ended September 30, 2006 in severance and other exit costs related to NEWS.
Foreign Currency Exchange Gains
          Net foreign currency losses totaled $149,000 in the third quarter of 2006 compared to net foreign currency gains of $352,000 in the third quarter of 2005. The current quarter losses were primarily associated with the strengthening of the Euro against the U.S. dollar and the associated impact on short-term intercompany balances of our European operations. The prior year gains were primarily associated with weakening of the U.S. dollar against the Canadian dollar and the associated impact on short-term intercompany payable balances of our Canadian operations.
Interest Expense
          Interest expense totaled $6.2 million for the third quarter of 2006 as compared to $4.1 million for the third quarter of 2005. The increase in interest expense was related to the prepayment penalties of approximately $400,000 on the Barite facilities financing and $800,000 related to the write off of the unamortized balance of debt issuance costs related to the 8 5/8% Senior Subordinated Notes. The remaining increase in interest expense is due to an increase in average debt outstanding from the third quarter of 2005.
Provision for Income Taxes
          For the quarter ended September 30, 2006, we recorded an income tax benefit of $1.5 million, reflecting an income tax rate of 39.2%. For the quarter ended September 30, 2005, we recorded an income tax provision of $1.7 million, reflecting an income tax rate of 24.1% (restated). The lower effective rate in the third quarter of 2005 reflects the impact of favorable changes in estimates principally for certain foreign tax reserves due to favorable results of tax audits in a foreign jurisdiction.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Fluids Systems and Engineering
Revenues
          Total revenue by region for this segment was as follows for the nine months ended September 30, 2006 and 2005 (dollars in millions):

			2006 vs. 2005
	2006	2005	$	%

Drilling fluid sales and engineering:
North America	$227.0	$188.4	$38.6	20%
Mediterranean and South America	42.3	28.9	13.4	46

Total drilling fluid sales and engineering	269.3	217.3	52.0	24
Other	82.9	65.3	17.6	27

Total	$352.2	$282.6	$69.6	25%

          Fluids systems and engineering revenue continues to outpace market growth in its areas of operation. For the nine months ended September 30, 2006, segment revenues increased 25% to $352.2 million, as compared to $282.6 million for the first nine months of 2005.
          While the overall North American rig activity increased 19% for the nine months ended September 30, 2006, as compared to the same period in 2005, the average number of North American rigs serviced by this segment, namely the U.S. Gulf Coast, U.S. Central Region and Canada, increased by only 10% for the same period. The increase in rig activity is primarily due to the disruption of operations in the third quarter of 2005 related to the active hurricane season. North American drilling fluid sales and engineering revenues increased 20% to $227.0 million in the nine months ended September 30, 2006. Market penetration in areas where new rigs are being deployed in our markets, the servicing of more complicated wells which generate higher revenues and the performance of our proprietary products were significant drivers of the revenue growth. The average number of North American rigs serviced increased by 10% for the same period. The increase in rig activity is primarily due to the disruption of operations in the third quarter of 2005 related to the active hurricane season. Average revenue per rig, an indication of the complexity and depth of wells being serviced, increased 15% as compared to the first nine months of 2005.
          In addition to increases in North America, this segment’s Mediterranean and South American operations are beginning to improve as a result of continued focus on technology and performance. In areas outside North America, the segment realized an increase of 46% in revenues in the first nine months of 2006, as compared to the first nine months of 2005. We anticipate 40% revenue growth within the Mediterranean and South American units over 2005 revenue results.
          Other revenue in this segment includes revenue generated from completion fluids, rentals, transportation and industrial materials. These areas of operations represented approximately 24% of the segments revenues during the first nine months of 2006. For the nine months ended September 30, 2006, revenue for these units increased 27% when compared to the same period in 2005. These revenue increases were primarily driven by completion fluids due to increased investment in this business as well as increased market share and higher well completion activity.

Operating Income
          Operating income for this segment increased $17.3 million in the nine months ended September 30, 2006, as compared to the same period in 2005. Operating margin of 13.0% was realized in the nine months ended September 30, 2006 as compared to 10.1% (restated) in the same period of 2005. The increase in operating margin was principally attributable to final settlement of our business interruption coverage related to losses incurred as a result of Hurricanes Katrina and Rita totaling $3.5 million which was recorded as a reduction of cost of revenues. Gross margins, after adjustment for the business interruption insurance, were 12.0%.
Mat and Integrated Services
Revenues
          Total revenue for this segment consists of the following for the nine months ended September 30, 2006 and 2005 (dollars in millions):

			2006 vs. 2005
	2006	2005	$	%

Installation	$13.6	$11.0	$2.6	24%
Re-rental	8.6	7.2	1.4	19

Total U.S. oilfield mat rental	22.2	18.2	4.0	22
Non-oilfield mat rental	1.1	4.2	(3.1)	(74)
Canadian mat sales	17.4	9.5	7.9	83
Composite mat sales	16.3	16.8	(0.5)	(3)
Integrated services and other	38.2	33.6	4.6	14

Total	$95.2	$82.3	$12.9	16%

          U.S. oilfield mat rental volume for the first nine months of 2006 totaled 13.9 million square feet as compared to 9.9 million square feet in the first nine months of 2005. The average price per square foot decreased 12% for the first nine months of 2006, as compared to the same period in 2005. Total U.S. oilfield mat rental revenues increased by $4.0 million in the first nine months of 2006, compared to 2005, primarily relating to an increase in larger installations in 2006.
          Revenues from non-oilfield mat rentals, a premium margin market composed principally of utility and infrastructure construction markets, decreased $3.1 million in the first nine months of 2006, compared to $4.2 million in the first nine months of 2005. The prior year revenues included revenue from a large one-time utility job that occurred in the first quarter of 2005. We continue to believe that this market has growth opportunities due to the aging of our nation’s electrical power delivery infrastructure and increased demand for electricity. However this market has a seasonal nature to it, with peak activities occurring during winter periods, when electrical power demands are lowest.
          Canadian revenues, primarily related to the sales of wooden mats, increased $7.9 million for the first nine months of 2006 as compared to the same period in 2005. This increase is due to the continued increase in demand for our wooden mats in the western Canadian market.
          During the first nine months of 2006, we sold approximately 8,800 DuraBaseTM mats and approximately 9,000 BravoTM mats, resulting in $16.3 million in composite mat revenues, compared to $16.8 million in composite mat revenue on approximately 9,200 DuraBaseTM mats and approximately 8,200 BravoTM mats sold in the first nine months of 2005. The decrease in revenue was driven by the decrease in the volume of DuraBaseTM mats sold. The revenue associated with the decreased volume of DuraBaseTM mats more than offset the revenue associated with the increased volume of BravoTM mats as the BravoTM average price per mat is significantly lower than the DuraBaseTM average price per mat.
          Integrated services and other revenues, our lowest-margin business unit for this segment, increased $4.6 million in the first nine months of 2006 as compared to the same period in 2005. This increase is primarily due to increased activity in production site maintenance and environmental services related to the rebuilding of the infrastructure after Hurricanes Katrina and Rita in the first quarter of 2006.
Operating Income
          Mat and integrated services operating income increased $1.9 million in the first nine months of 2006 on a $12.9 million increase in revenues, compared to the first nine months of 2005. Operating margins for the nine months ended September 30, 2006 was 12.8%, as compared to 12.5% (restated) in 2005. This segment has been focusing on improving operating margins by lowering operating costs through improvements in purchasing practices and we believe that margins will continue to improve in the near term as a result of these efforts.
Environmental Services
Revenues
          Total revenue for this segment consists of the following for the nine months ended September 30, 2006 and 2005 (dollars in millions):

			2006 vs. 2005
	2006	2005	$	%

E&P Waste U.S. Gulf Coast	$37.3	$30.1	$7.2	24%
E&P Waste Non-U.S. Gulf Coast	11.2	9.8	1.4	14
NORM & Industrial	5.8	4.9	0.9	18

Total	$54.3	$44.8	$9.5	21%

          Environmental services revenue increased $9.5 million in the nine months ended September 30, 2006 as compared to the same period in 2005. This increase was primarily due to the increase in U.S. Gulf Coast revenues of $7.2 million, or 24%, on a 27% increase in waste volumes received. The increase in waste volume is primarily due to the disruption of operations in the third quarter of 2005 related to the active hurricane season. The average revenue per barrel in the U.S. Gulf Coast market decreased 2% in the first nine months of 2006 as compared to 2005 due to fewer ancillary services being sold in the offshore and onshore markets.
Operating Income
          Environmental services operating income declined $200,000 in the nine months ended September 30, 2006 on a $9.5 million increase in revenues, compared to the same period in 2005. Operating margin was impacted positively by the final settlement of our business interruption coverage related to losses incurred as a result of Hurricanes Katrina and Rita totaling $624,000 which was recorded as a reduction of cost of revenues. This increase was offset by operating losses associated with the NEWS business which totaled $3.4 million in the first nine months of 2006. As discussed above, our management with the approval of the Executive Committee of our Board of Directors determined in the third quarter of 2006 to shut down the operations of NEWS, and to dispose of or redeploy all of the assets used in connection with its operations. Operating margin for the nine months ended September 30, 2006 adjusted for the business interruption insurance and the NEWS losses is 11.2%.

General and Administrative Expense
          General and administrative expense increased $6.6 million to approximately $13.8 million in the nine months ended September 30, 2006, compared to the same period in 2005. The increase is associated with several factors, including legal and accounting fees of approximately $2.0 million related to the internal investigation conducted by our Audit Committee and the resulting restatement of the consolidated financial statements on Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2005, as filed on October 10, 2006, $1.0 million in increased consulting fees, changes in estimates totaling approximately $650,000 for an unfavorable franchise tax audit and a lawsuit involving the landowner of one of our former leased facilities, an increase in stock-based compensation costs of approximately $1.0 million, increases in employee placement fees and other employee costs of approximately $450,000 and unfavorable variances in our self-insured insurance programs of approximately $500,000. We anticipate that general and administrative expenses will be significantly higher during 2006 than in prior years, principally due to higher legal and other related costs associated with the internal investigation and the class action lawsuits filed as a result of the investigation as well as increased employee placement and consulting fees.
Impairment Loss
          On August 24, 2006, our management, with the approval of the Executive Committee of our Board of Directors, determined to shut down the operations of NEWS, and to dispose of or redeploy all of the assets used in connection with its operations. NEWS was formed in early 2005 to commercialize in the United States and Canada a proprietary and patented water treatment technology owned by a Mexican company. In connection with the shut-down, we recognized, in the quarter ended September 30, 2006, a non-cash pre-tax impairment charge of approximately $17.8 million against the assets attributable to the water treatment business. This estimated impairment charge relates to the write-down of investments in property, plant and equipment of approximately $15.8 million and advances and other capitalized costs associated with certain agreements of approximately $2.0 million which is recorded in the environmental services segment.
          In addition, we expect to incur pre-tax cash charges for severance and other exit costs in the range of $4.0 million to $4.5 million, including severance costs of approximately $500,000 and site closure costs of approximately $3.5 million to $4.0 million, which will be expensed as incurred, with the majority of these costs expected to be incurred in 2006 and 2007. We expensed $440,000 in the quarter ended September 30, 2006 in severance and other exit costs related to NEWS.
Foreign Currency Exchange Gains
          Net foreign currency gains totaled $158,000 in the nine months ended September 30, 2006 compared to net foreign currency gains of $343,000 in the same period of 2005.
Interest Expense
          Interest expense totaled $15.2 million for the nine months ended September 30, 2006 as compared to $12.4 million for the same period of 2005. The increase in interest expense was primarily related to the prepayment penalties of approximately $400,000 on the Barite facilities financing, $800,000 related to the unamortized balance of debt issuance costs related to the 8 5/8% Senior Subordinated Notes and the year to date loss of approximately $675,000 on an interest rate swap arrangement for our Mediterranean operations. The remaining increase in interest expense is due to an increase in the average debt outstanding as compared to the same period of 2005.
Provision for Income Taxes
          For the nine months ended September 30, 2006, we recorded an income tax provision of $5.2 million, reflecting an income tax rate of 34.5%. For the nine months ended September 30, 2005, we recorded an income tax provision of $7.6 million (restated), reflecting an income tax rate of 32.5% (restated).
Liquidity and Capital Resources
          Our working capital position was as follows at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

Working Capital (000’s)	$210,148	$164,508
Current Ratio	2.99	2.47
          During the first nine months of 2006, our working capital position increased by $45.6 million. Net trade accounts receivable increased $24.9 million during the first nine months of 2006 on a $25.4 million increase in revenues from the fourth quarter of 2005. Inventory increased $24.7 million during the nine months ended September 30, 2006 as compared to the same period in 2005 principally due to the increases in the price of barite as well as increased levels of barite as of September 30, 2006. For the quarter ended September 30, 2006, days sales in receivables increased by one day to 87 days, from 86 days in the fourth quarter of 2005.
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
          Cash generated from operations during the first nine months of 2006 totaled $7.5 million, including $9.0 million of insurance proceeds resulting from claims associated with Hurricanes Katrina and Rita. We received additional insurance proceeds of $3.5 million in the first nine months of 2006 for reimbursement of losses on property, plant and equipment. This cash, along with increased borrowings on lines of credit of $17.1 million, was used principally to fund net capital expenditures of $28.2 million. Capital expenditures within our established business segments totaled $20.5 million, compared to $18.9 million in depreciation. We also invested $4.9 million in the first nine months of 2006 for acquisition of the first two water treatment systems and construction of related facilities and $2.8 million to replace property, plant and equipment damaged by Hurricanes Rita and Katrina. We anticipate that remaining 2006 capital expenditures will approximate depreciation expense and that we will fund capital expenditures with cash generated from operations.

          Our long term capitalization was as follows:

	September 30,	December 31,
(In thousands)	2006	2005

Long-term debt:
Term Credit Facility	$148,500	$—
Senior subordinated notes	—	125,000
Credit Facility-revolver	50,186	32,743
Credit Facility-term	—	5,830
Barite facilities financing	—	11,875
Loma financing	—	2,638
Other, primarily mat financing	5,933	7,847

Total long-term debt	204,619	185,933
Stockholders’ equity	364,575	346,725

Total long-term capitalization	$569,194	$532,658

Long-term debt to long-term capitalization	35.9%	34.9%

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
          In connection with the redemption of the Notes and the payout of the other term debt, we expensed the unamortized balance of debt issuance costs related to these debt instruments which totaled approximately $838,000 in the third quarter of 2006. In addition, the prepayment of the barite facilities financing resulted in a prepayment penalty of approximately $369,000, which also was recorded in the third quarter of 2006.
          At September 30, 2006, the maximum amount we could borrow under the revolving portion of the Credit Facility was $70.0 million. At September 30, 2006, $6.9 million in letters of credit were issued and outstanding and $50.2 million was outstanding under the revolving portion of the Credit Facility, leaving $12.9 million of availability at that date. The Credit Facility bears interest at either a specified prime rate (8.25% at September 30, 2006), or the three month LIBOR rate (5.37% at September 30, 2006), in each case plus a spread determined quarterly based upon a fixed charge coverage ratio. The weighted average interest rates on the outstanding balances under the credit facilities for the three months ended September 30, 2006 and 2005 were 7.99% and 6.40%, respectively. The weighted average interest rates on the outstanding balances under the credit facilities for the nine months ended September 30, 2006 and 2005 were 7.59% and 6.36%, respectively. As discussed above, the term portion of the credit facility was paid in full on September 22, 2006. We intend to increase our short term borrowing capacity for working capital and growth purposes.
          The Credit Facility contains a fixed charge coverage ratio covenant and a tangible net worth covenant. The Term Credit Facility contains a fixed charge coverage ratio covenant and a consolidated leverage ratio. As of September 30, 2006, we were in compliance with these covenants contained in these facilities. The Credit Facility also obligates us to timely deliver financial statements and a compliance certificate. As a result of our failure to file the Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006 in a timely manner with the Securities and Exchange Commission due to the matters described in the Explanatory Note and Note A to the Notes to Consolidated Financial Statements in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005, we were in default on this facility. However, we had obtained waivers of this default from the lenders. Concurrent with the filing of the reports mentioned above, we are in compliance with the financial statement filing requirements of all our credit facilities. The Term Credit Facility requires us to deliver within 30 days after the close of each month certain financial statements. Also concurrent with the filing of the reports mentioned above, we will no longer be required to provide monthly financial statements; instead, we will be required to file our quarterly financial statements on a timely basis with the Securities and Exchange Commission.
          The Term Credit Facility and the Credit Facility also contain covenants that significantly limit the payment of dividends on our common stock.
          Ava, S.p.A, our European fluid systems and engineering subsidiary which we refer to as Ava, maintains its own credit arrangements, consisting primarily of lines of credit with several banks, with the lines renewed on an annual basis. Advances under these credit arrangements are typically based on a percentage of Ava’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was approximately 6.0% at September 30, 2006. As of September 30, 2006, Ava had a total of $11.8 million outstanding under these facilities, including approximately $400,000 reported in long term debt. We do not provide a corporate guaranty of Ava’s debt. At September 30, 2006, Ava had an interest rate swap arrangement outstanding which fixes the interest rate applicable to $5.1 million of its debt within a range which escalates over time. This arrangement requires annual settlements and matures in February 2015.
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
Interest Rate Risk
          Our policy historically has been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At September 30, 2006, we had total debt outstanding of $220.9 million, all of which is subject to variable rate terms.
          On August 18, 2006, we entered into a Term Credit Agreement pursuant to which we obtained a Term Credit Facility in the aggregate face amount of $150.0 million. The initial interest rate on the Term Credit Facility under this agreement is LIBOR plus 3.25%, based on our corporate family ratings of B1 by Moody’s and B+ by Standard & Poor’s. The Term Credit Agreement requires that we will enter into, and thereafter maintain, interest rate management transactions, such as interest rate swap arrangements, to the extent necessary to provide that at least 50% of the aggregate principal amount of the Term Credit Facility is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. To satisfy this provision, we entered into an interest rate swap arrangement for the period from September 22, 2006 through March 22, 2008, which fixes the LIBOR rate applicable to 100% of the principle amount under the Term Credit Facility at 5.35%. In addition, we entered into an interest rate cap arrangement that provides for a maximum LIBOR rate of 6.00% on the principal amount of $68.9 million for the period from March 22, 2008 through September 22, 2009. We paid a fee of $170,000 for the interest rate cap arrangement. Through this swap arrangement, we have effectively fixed the rate on $150.0 million, or 67.9%, of our total debt outstanding.
          At September 30, 2006, Ava had an interest rate swap arrangement outstanding which fixes the interest rate applicable to $5.1 million of its debt within a range which escalates over time. This arrangement requires annual settlements and matures in February 2015. At September 30, 2006, the fair value of this arrangement represents a liability of approximately $675,000.
          The remaining $65.8 million of debt outstanding at September 30, 2006 bears interest at a floating rate. At September 30, 2006, the weighted average interest rate under our floating-rate debt was approximately 7.64%. A 200 basis point increase in market interest rates during 2006 would cause our annual interest expense to increase approximately $800,000, net of taxes, resulting in a $0.01 per diluted share reduction in annual earnings.
Foreign Currency
          Our principal foreign operations are conducted in Canada and in areas surrounding the Mediterranean Sea. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments. However, during the quarter ended March 31, 2005, our Canadian subsidiary committed to purchase approximately $2.0 million of barite from one of our U.S. subsidiaries and we entered into a foreign currency forward contract arrangement to reduce its exposure to foreign currency fluctuations related to this commitment. The forward contract requires that the Canadian subsidiary purchase approximately $2.0 million U.S. dollars at a contracted exchange rate of 1.2496 over a two year period. At September 30, 2006, the fair value of this forward contract represents a loss of approximately $40,000.
Fair Value of Financial Instruments
          The fair value of cash and cash equivalents, net accounts receivable, accounts payable and variable rate debt approximated book value at September 30, 2006. The fair value of the Term Credit Facility totaled $150.6 million at September 30, 2006. The fair value of the interest rate swap and interest rate cap totaled a $540,000 liability and a $124,000 asset, respectively.
          At September 30, 2006, Ava had an interest rate swap arrangement outstanding which fixes the interest rate applicable to $5.1 million of its debt within a range which escalates over time. This arrangement requires annual settlements and matures in February 2015. At March 31, 2006, the fair value of this arrangement represents a liability of approximately $675,000.
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
Changes in Internal Control over Financial Reporting
          During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. Legal Proceedings
          The information set forth in the legal proceedings section of Note 7, “Commitments and Contingencies,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.
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
          On August 24, 2006, our management with the approval of the Executive Committee of our Board of Directors determined to shut down the operations of NEWS and to dispose of or redeploy all of the assets used in connection with its operations. NEWS was formed in early 2005 to commercialize in the United States and Canada a proprietary and patented water treatment technology owned by a Mexican company. In connection with the shut-down, we recognized, in the quarter ended September 30, 2006, a non-cash pre-tax impairment charge of approximately $17.8 million against the assets attributable to the water treatment business. This estimated impairment charge relates to the write-down of investments in property, plant and equipment of approximately

$15.8 million and advances and other capitalized costs associated with certain agreements of approximately $2.0 million which is recorded in the environmental services segment.
          In addition, we expect to incur pre-tax cash charges for severance and other exit costs in the range of $4.0 million to $4.5 million, including severance costs of approximately $500,000 and site closure costs of approximately $3.5 million to $4.0 million, which will be expensed as incurred, with the majority of these costs expected to be incurred in 2006 and 2007. We expensed $440,000 in the quarter ended September 30, 2006 in severance and other exit costs related to NEWS.
          In September 2006, we started to shut down the facilities of NEWS and will start the site closure process as soon as all existing projects have been completed. In addition, we have begun the process of exploring possible sale of existing equipment and facilities. However, our failure to shut down the facilities as planned and to sell or redeploy the existing equipment and facilities could have a material adverse effect on our consolidated financial statements.
We are subject to legal proceedings that could adversely affect our results of operations, financial condition, liquidity and cash flows.
          We and certain of our current directors and former officers are subject to several class action and derivative lawsuits. We also may be subject to other proceedings following the conclusion of the investigation into accounting matters by the Audit Committee of our Board of Directors. We discuss these cases in greater detail above under the caption “Legal Proceedings” and in Note 7 of the Notes to Unaudited Consolidated Financial Statements contained in this report. We are currently unable to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. The range of possible resolutions of these proceedings could include judgments against us or our former or current officers or directors or settlements that could require substantial payments by us, either directly or pursuant to our indemnification obligations to our officers and directors. These payments could have a material adverse effect on our results of operations, financial condition, liquidity and cash flows. In addition, the defense of, or other involvement of our company in, these actions will require management attention and resources.
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
          While we maintain liability insurance, this insurance is subject to coverage limits. In addition, certain policies do not provide coverage for damages resulting from environmental contamination. We face the following risks with respect to our insurance coverage:
•	we may not be able to continue to obtain insurance on commercially reasonable terms or at all;

•	we may be faced with types of liabilities that will not be covered by our insurance policies;

•	our insurance carriers may not be able to meet their obligations under the policies; and

•	the dollar amount of any liabilities may exceed our policy limits.
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
          Barite is a naturally occurring mineral that, when processed, composes a significant portion of many drilling fluids systems. We currently secure all our barite from foreign sources, primarily China and India. Barite from these geographic regions has recently experienced a great deal of cost volatility due to numerous factors. The largest of these cost factors is transportation, comprised of inland transportation and ocean freight. Due to recent wide swings in world demand for raw materials produced in both China and India and the rapidly expanding economies of these same countries, all forms of transportation have experienced unprecedented increases. These transportation costs have been further stressed due to increased world oil costs. In addition to the volatility of shipping costs, basic mineral production and processing costs also have experienced upward pressures. These factors include the proximity of mineral reserves to shipping ports, dwindling reserves, internal labor cost increases due to increased safety regulations and cost of living adjustments as well as increased supply and demand pressures. Recent currency exchange rate fluctuations also have contributed to the upward cost trend. If we are unable to reduce these costs or increase the cost of our barite-based products, we may experience lower margins in the fluids systems and engineering segment.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
          Not applicable.
ITEM 5. Other Information
          Not applicable.
ITEM 6. Exhibits

10.1	2004 Non-Employee Directors’ Stock Option Plan, as amended.

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NEWPARK RESOURCES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 9, 2006

NEWPARK RESOURCES, INC.
By:	/s/ Paul L. Howes
Paul L. Howes, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James E. Braun
James E. Braun, Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Eric M. Wingerter
Eric M. Wingerter, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	2004 Non-Employee Directors’ Stock Option Plan, as amended.

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.