Form 10-K
period 2006-12-31
NEWPARK RESOURCES INC
filed 2007-03-16
CIK 71829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission File No. 1-2960
Newpark Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1123385 (I.R.S. Employer Identification No.)

2700 Research Forest Drive, Suite 100 The Woodlands, Texas (Address of principal executive offices)	77381 (Zip Code)
(281) 465-6800
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2006, was $539.3 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.
     As of March 6, 2007, a total of 89,841,574 shares of Common Stock, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference
     Pursuant to General Instruction G(3) to this Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders.

NEWPARK RESOURCES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
     The Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking information in other materials we release to the public. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified below, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.
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
PART I
ITEM 1. Business
General
     Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In April 1991, we changed our state of incorporation to Delaware. We are a diversified oil and gas industry supplier with three operating segments: fluids systems and engineering, mat and integrated services, and environmental services.
     We provide these products and services principally to the oil and gas exploration and production (“E&P”) industry in the U.S. Gulf Coast, West Texas, U.S. Mid-continent, U.S. Rocky Mountains, Canada, Mexico, Brazil and areas of Europe and North Africa surrounding the Mediterranean Sea. Further, we are expanding our presence outside the E&P sector, particularly in mat and integrated services, where we are marketing to utilities, municipalities, and government sectors.
     Our principal executive offices are located at 2700 Research Forest Drive, Suite 100, The Woodlands, Texas 77381. Our telephone number is (281) 465-6800. You can find more information about us at our Internet website located at www.newpark.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on or through our Internet website. These reports are available as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission, which we refer to as the SEC. Our Code of Ethics, our Corporate Governance Guidelines, our Audit Committee Charter, our Compensation Committee Charter and our Corporate Governance Charter are also posted to the corporate governance section of our Internet website. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
     Following is a summary of the industry fundamentals in the markets we serve and a discussion of our business segments, including a description of the products and services we offer. Segment and geographic financial information appears in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 16.

     When referring to “Newpark” and using phrases such as “we,” “us” and “our,” our intent is to refer to Newpark Resources, Inc. and its subsidiaries as a whole or on a segment basis, depending on the context in which the statements are made.
Industry Fundamentals
     Historically, several factors have driven demand for our services, including: (i) supply, demand and pricing of oil and gas commodities which drive E&P development activity; (ii) a trend toward deeper and otherwise more complex drilling that drives drilling fluid consumption and increasing technical requirements; (iii) the continued trend of E&P development into more environmentally sensitive areas; and (iv) the use of increasingly complex drilling techniques that tend to generate more waste.
     Demand for most of our services is related to the level, type, depth and complexity of oil and gas drilling. The most widely accepted measure of activity is the Baker Hughes Rotary Rig Count, which has been rising since early 2002 in response to strengthening oil and gas prices. This growth in activity is marked by record high utilization of available rigs, personnel and support equipment in 2006.
     We have benefited from our customers’ increased development activity, both in traditional basins and in frontier exploration activity. Our positioning with financially strong and aggressive independent players and increased activities with major integrated oil and gas exploration and production companies have helped to propel our domestic drilling fluids growth.
     In our core North American markets we have seen the following trends which have supported our growth and profitability:
•	Increased drilling activity in mature areas of North America as economics of previously marginal projects have become attractive in the recent high energy price environment.

•	Improved application of technological advances such as computer-enhanced interpretation of three-dimensional seismic data, improved rig capabilities, and advanced drilling tools and fluids. These technologies help reduce the risk of finding oil and gas and have resulted in favorable economics for E&P operators. These more complex wells require innovative drilling fluids systems that accelerate penetration of these formations and reduce total well cost.

•	Increased willingness of E&P operators to drill in coastal marshes and inland waters where access is expensive. These projects rely heavily on our temporary infrastructure services such as those provided by our mat and integrated services businesses.

•	Deep shales and other hard rock formations with limited permeability in the Mid-continent and the Rockies are being exploited with advanced fracture stimulation technology. This technology facilitates production of natural gas from these formations.
     Within the United States, the shallower reserves available in the historic gas-producing basins are approaching full development, and the longer-term economic potential of the remaining prospects appears to be declining. At the same time, the more prolific oil and gas opportunities increasingly depend on prospects outside the United States and in the expansion of frontier geologic formations. Many operators have begun to shift the focus of their drilling programs towards deeper geologic structures, which carry inherently higher risks of both economic and physical failure for the operators.

     The oilfield market for environmental services has grown due to increasingly stringent regulations that restrict the discharge of E&P wastes into the environment. Current U.S. Environmental Protection Agency regulations significantly limit discharges of drilling wastes contaminated with synthetic-based mud into the offshore Gulf of Mexico. These regulations have a material effect on the industry’s disposal practices in the offshore market. Louisiana, Texas and other states have enacted comprehensive laws and regulations governing the proper handling of E&P waste and naturally occurring radioactive material (“NORM”). Regulations also have been proposed in other states. As a result, waste generators and landowners have become increasingly aware of the need for proper treatment and disposal of this waste in both drilling new wells and remediating production facilities.
Business Segments
     Fluids Systems and Engineering
     Our fluids systems and engineering business offers unique solutions to highly technical drilling projects involving complex subsurface conditions, such as horizontal drilling, geologically deep drilling or deep water drilling. These projects require constant monitoring and critical engineering support of the fluids system during the drilling process. We provide drilling fluids products and services to the North American market, in areas of Europe and North Africa adjacent to the Mediterranean Sea and most recently the Brazilian market. We also provide completion fluid services and equipment rental to customers in the United States.
     We own the patent rights to a family of high-performance, water-based products, which we market as the DeepDrill® and FlexDrill™ systems. These systems include up to eight proprietary performance-enhancing components, each formulated for environmental protection. DeepDrill® and FlexDrill™ systems can provide improved penetration rates, superior lubricity, torque and drag reduction, shale inhibition, solids management, minimized hole enlargement and enhanced ability to log results and use measurement tools. This technology also led to the development of our NewPhaseTM product, originally a component of our water-based product line, which we now use to enhance high performance invert emulsion fluid systems tailored to the drilling problems created by the reactive shale strata encountered in the Mid-Continent and Rocky Mountain regions.
     The service infrastructure that enables us to participate in the drilling fluids market includes our industrial minerals grinding capacity for barite, a critical raw material in drilling fluids operations. We grind barite and other industrial minerals at facilities in Channelview and Corpus Christi, Texas, New Iberia and Morgan City, Louisiana, and Dyersburg, Tennessee. We also have a fixed fee contract grinding agreement under which a contract mill in Brownsville, Texas grinds raw barite supplied by us. We use the resulting products in our drilling fluids business and we sell them to industrial users, including other drilling fluids companies. We also sell a variety of other minerals, principally to industrial markets, from our main plant in Channelview, Texas and from the plant in Dyersburg, Tennessee.
     Mat and Integrated Services
     We provide mats to the oil and gas industry to ensure all-weather access to E&P sites in the unstable soil conditions common along the onshore Gulf of Mexico and Western Canada. We use both an interlocking wooden mat system and the DuraBaseTM composite mat system. We also install access roads and temporary work sites for pipeline, electrical utility and highway construction projects where soil protection is required by environmental regulations or to assure productivity in unstable soil conditions. We have supplied mats for temporary use in non-oilfield projects nationwide and are working to broaden the customer base and expand this aspect of our business.
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
     In addition, we market the BravoTM mat system, a unit that weighs approximately 50 pounds and can be installed readily by an individual without the need for mechanical assistance. This mat system has been designed specifically for personnel applications, including exits, temporary event surfaces, walkways, tent flooring and similar applications that call for a lightweight, readily moveable product.
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
     Environmental Services
     We process and dispose of waste generated by our oil and gas customers that is treated as exempt under the Resource Conservation and Recovery Act, or RCRA. We operate seven receiving and transfer facilities located along the U.S. Gulf Coast, from Venice, Louisiana, to Corpus Christi, Texas. E&P waste is collected at the transfer facilities from drilling and production operations located offshore, onshore and within inland waters. A fleet of 48 double-skinned barges certified by the U.S. Coast Guard to transport E&P waste supports these facilities. Waste is accumulated at the transfer facilities and moved by barge through the Gulf Intracoastal Waterway to our processing and transfer facility at Port Arthur, Texas, and, if not recycled, is trucked to injection disposal facilities.
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
     We use proprietary technology to dispose of E&P waste by low-pressure injection into unique geologic structures deep underground. In December 1996, we were issued patents covering our waste processing and injection operations. Our injection technology is distinguished from conventional methods in that it utilizes very low pressure, typically less than 100 pounds per square inch (“psi”), to move the waste into the injection zone. Under a permit from the Texas Railroad Commission, we currently operate a 50-acre injection well facility in the Big Hill Field and a facility at a 400-acre site near Fannett, both located in Jefferson County, Texas. The Fannett site was placed in service in September 1995 and is our primary facility for disposing of E&P waste. We subsequently acquired several additional injection disposal sites and now have an inventory of approximately 1,250 acres of injection disposal property in Texas and Louisiana. Utilizing this same technology, we also receive and dispose of non-hazardous industrial waste principally from generators in the U.S. Gulf Coast market, including refiners, manufacturers, service companies and industrial municipalities that produce waste that is not regulated under RCRA. These non-hazardous waste streams are injected into a separate well utilizing the same low-pressure injection technology.
     We are licensed to process E&P waste contaminated with naturally occurring radioactive material, or NORM. (For more information on NORM, please refer to the discussion under Environmental Regulation below.) We currently operate under a license that authorizes us to inject NORM directly into dedicated disposal wells at our Big Hill, Texas, facility.
     We also provide environmental services to the drilling and production industry in Canada. Primary revenue sources include onshore drilling waste management as well as reclamation services. Additionally, we provide disposal services in the West Texas market.
     In February 2007, following a comprehensive review of all of our businesses, we decided to explore strategic alternatives with regards to our Environmental Services business, including the potential sale of this business. This decision is part of our newly developed strategic plan to focus our attention and capital on our Fluids Systems and Engineering and Mat and Integrated Services businesses. It is in these two segments where we believe there is a greater opportunity for earnings growth.
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
     We acquire the majority of the hardwood needs of our mat business from our own sawmill. We obtain the hardwood logs from loggers who operate close to the mill. Logging generally is conducted during the drier weather months of July through November. During this period, inventory at the sawmill increases significantly for use throughout the remainder of the year. The additional availability of wooden mats from our supplier is more than adequate to meet our needs.
Patents, Licenses and Proprietary Technology
     We seek patents and licenses on new developments whenever we believe it creates a competitive advantage in the marketplace. In our fluids systems and engineering business, we have obtained patents on several of the components utilized in our DeepDrill® and FlexDrill™ fluids systems and own the patent on the primary components and some related products. In our mat and integrated services business, we also have obtained the patents to fabricate our composite mats. In addition, we have patents relating to our waste processing and injection operations in our environmental services segment.
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

Customers
     Our customers are principally major and independent oil and gas E&P companies operating in the markets that we serve. During the year ended December 31, 2006, approximately 43% of our revenues were derived from our 20 largest customers. No one customer accounted for more than 10% of our consolidated revenues. Typically, we perform services either under short-term standard contracts or under longer term service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant.
     We do not derive a significant portion of our revenues from government contracts.
Competition
     We operate in several businesses where our customers have special requirements. We are a leading provider of services in these niche markets because of our distinctive offerings. In the fluids systems and engineering business, we face competition from larger public companies that compete vigorously on fluid performance and/or price. We also find smaller regional competitors competing with us mainly on price and local relationships. The markets for our mat and integrated services business are fragmented and competitive, with five or six small competitors providing various forms of wooden mat products and services. No competitors provide a product similar to our composite mat system. In our environmental services business, we often compete with our major customers, who continually re-evaluate the decision to use internal disposal methods or a third-party disposal company, such as us. We also compete in this business with several small to mid-size, independent companies who generally serve specific geographic markets.
     We believe that the principal competitive factors in our businesses are price, reputation, technical proficiency, reliability, quality, breadth of services offered and managerial experience. We believe that we compete effectively on the basis of these factors. We also believe that our competitive position is enhanced by our proprietary products and services.
Employees
     At January 31, 2007, we employed 1,816 full and part-time personnel, none of which are represented by unions. We consider our relations with our employees to be satisfactory.
Environmental Regulation
     We seek to comply with all applicable regulatory requirements concerning environmental quality. We deal primarily with E&P waste, NORM, E&P waste containing NORM and nonhazardous industrial waste in our environmental services segment. These wastes are generally described as follows:
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

     Our business is affected both directly and indirectly by governmental regulations relating to the oil and gas industry in general, as well as environmental, health and safety regulations that have specific application to our business. We also handle, process and dispose of nonhazardous regulated materials that are not generated from oil and gas activities. Our activities are impacted by various federal, state and provincial pollution control, health and safety programs that are administered and enforced by regulatory agencies, including, without limitation, the U.S. Environmental Protection Agency, the U.S. Coast Guard, the U.S. Army Corps of Engineers, the U.S. Department of Transportation, the U.S. Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Texas Department of Health, the Texas Railroad Commission, the Louisiana Department of Environmental Quality, the Louisiana Department of Natural Resources, the Wyoming Department of Environmental Quality, the Wyoming Oil & Gas Conservation Commission, the Oklahoma Corporation Commission, the Oklahoma Department of Environmental Quality, the Mississippi State Oil & Gas Board, the Mississippi State Department of Health, the Mississippi Department of Environmental Quality, Environment Canada, the Alberta Energy and Utilities Board, and the Canada-Nova Scotia Offshore Petroleum Board. These programs are applicable or potentially applicable to our current operations.
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
     We also employ a corporate-wide web-based environmental management system. This system is ISO14001 compliant. ISO14001 standards provide guidance for developing environmental management systems, referred to as EMS. EMS is composed of modules designed to capture information related to the planning, decision-making, and general operations of environmental regulatory activities within our operations. We also use EMS to capture the information generated by regularly scheduled independent audits that are done to validate the findings of our internal monitoring and auditing procedures.
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

ITEM 1A. Risk Factors
We derive a significant portion of our revenues from companies in the oil and gas exploration and production (“E&P”) industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices.
     Prices for oil and natural gas are volatile, and this volatility affects the demand for our services. A material decline in oil or natural gas prices or activities could materially affect the demand for our services. Because our business has high fixed costs, downtime or low productivity due to reduced demand can negatively affect our results of operations and financial condition.
     We may be impacted by changes in oil and gas supply and demand, which are generally affected by the following factors:
•	oil and natural gas prices;

•	expectations about future prices;

•	the cost to explore for, produce and deliver oil and gas;

•	the discovery rate for new oil and gas reserves;

•	the ability of oil and gas companies to raise capital;

•	domestic and international political, military, regulatory and economic conditions; and

•	government regulations regarding, among other things, environmental protection, taxation, price controls and product allocation.
     The potential fluctuations in the level of future oil and gas industry activity or demand for our services and products are difficult, if not impossible, to predict. There may be times when oil and gas industry activity or demand for our services is less than expected.
Our operating results have fluctuated during recent years, and these fluctuations may continue.
     We have experienced in the past, and may continue to experience in the future, fluctuations in our yearly and quarterly operating results. It is possible that we will not realize expected earnings growth and that earnings in any particular year or quarter will fall short of either a prior fiscal year or quarter or investors’ expectations. If this were to occur, the market price of our common stock would likely be adversely affected. The following factors, in addition to others not listed, may affect our operating results in the future:
•	fluctuations in the oil and gas industry;

•	competition;

•	the ability to manage and control our operating costs;

•	the rate and extent of acceptance of our drilling fluids products and our composite mats; and

•	the ability to identify strategic acquisitions at reasonable prices.
We employ borrowed funds as an integral part of our long-term capital structure. In an adverse industry cycle, we may not have sufficient cash flow from operations to meet our debt service requirements to maintain compliance with our covenants. Additionally, our levels of accounts receivable and inventory may not be adequate to provide a sufficient borrowing base.
     Our ability to meet our debt service requirements and comply with the covenants in our various debt agreements will depend on our future performance. This, in turn, is subject to the volatile nature of the oil and gas industry, and to competitive, economic, financial and other factors that are beyond our control. If we are unable to generate sufficient cash flow from operations or obtain other financing in the future to service our debt, we may be required to sell assets, reduce capital expenditures or refinance all or a portion of our existing debt in order to continue to operate. Also, in an industry downturn, if the levels of our accounts receivable or inventory significantly decrease, our available borrowing base will be reduced accordingly. We may not be able to obtain any additional debt or equity financing if and when needed, and the terms we may be required to offer for this additional debt or equity financing may not be as favorable as the terms we have been able to obtain in the past.
     The terms of our Term Credit Agreement, which we refer to as the Term Credit Facility, and the Amended and Restated Credit Agreement, which we refer to as the Revolving Credit Facility, contain restrictive covenants with which we may not be able to comply. These facilities also require us to satisfy certain financial tests. In addition, these lenders have security interests in substantially all of our U.S. assets. If we were to breach the restrictive covenants or fail to satisfy these financial tests, all amounts owing, including accrued interest, under both our Term Credit Facility and our Revolving Credit Facility could be declared immediately due and payable. The lenders under the Revolving Credit Facility also could terminate all commitments under the facility and enforce their rights to security interests in substantially all of our U.S. assets. In addition, a default under our Term Credit Facility could constitute a cross-default under the Revolving Credit Facility, and a default under the Term Credit Facility could constitute a cross-default under our Revolving Credit Facility.
     Amounts borrowed under our Term Credit Facility are subject to variable interest rates. The Term Credit Facility requires that we obtain either a fixed interest rate or interest rate protection for a period of not less than three years. We have entered into an interest rate swap arrangement for the period from September 22, 2006 through March 22, 2008, which fixes the LIBOR interest rate on 100% of the principal amount at 5.35% plus a spread based on our corporate family ratings by Moody’s and Standard & Poor’s. We cannot predict whether we will be able to obtain such rates after the expiration of the current contract. Any significant increase in interest rates could increase our interest costs on our variable-rate long-term debt or indebtedness incurred in the future.
We are subject to legal proceedings that could adversely affect our results of operations, financial condition, liquidity and cash flows.
     In connection with our announcement regarding the internal investigation commissioned by our Audit Committee in April 2006, we have been served with five class action lawsuits against us and certain of our former officers and current and former directors and four derivative suits against certain of our former officers and current and former directors, alleging damages resulting from the loss of value in our common stock subsequent to the announcement of the investigation. The class action suits and the four derivative suits have been consolidated.
     We are currently unable to predict or determine the outcome or resolution of these proceedings, if any, or to estimate the amounts of, or potential range of, loss with respect to these proceedings. The range of possible resolutions of these proceedings could include judgments against us or our former officers or current or former directors or settlements that could require substantial payments by us, either directly or pursuant to our indemnification obligations to our officers and directors. These payments could have a material adverse effect on our results of operations, financial condition, liquidity and cash flows. In addition, the defense of, or other involvement of our company in, these actions will require management attention and resources.
     We have notified our directors and officers’ insurance carrier of these suits and they are participating in the cases, subject to a reservation of rights. We may have an uninsured claim as a result of these lawsuits, which could have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.
We may not have adequate insurance for potential liabilities. Any significant liability not covered by insurance or exceeding our coverage limits could have a material adverse effect on our financial condition.
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
Shortages of critical equipment and qualified personnel may adversely affect our business.
     Shortages of critical equipment and qualified personnel necessary to explore for, produce or deliver oil and gas have on occasion limited the amount of drilling activity in our primary markets. Future shortages in these areas could limit the amount of drilling activity and, accordingly, the demand for our services. Such shortages also could limit our ability to expand our services or geographic presence.
     Also, our future success depends on our ability to employ and retain highly-skilled engineers and technical sales and service personnel. The market for these employees is very competitive, and if we cannot continue to attract and retain quality personnel, our ability to compete effectively and to grow our business will be severely limited. Our industry typically requires attractive compensation packages to attract and retain qualified personnel. A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the rates of wages we must pay, or both.
We have identified material weaknesses in our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on our business and our stock price.
     As further described in Part II, Item 9A, under the heading “Controls and Procedures,” our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2006.
     Based on their evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report were not adequate to ensure that (1) information required to be disclosed by us in the reports filed or furnished by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective at reaching a reasonable level of assurance of achieving the desired objectives because of the material weaknesses in our internal control over financial reporting discussed in Part II, Item 9A, “Controls and Procedures.”
We have high levels of goodwill in relation to our total assets and stockholders’ equity as a result of acquisitions. Any future impairment of goodwill could have a significant impact on our results of operations and financial condition.
     In the fourth quarter of 2006, we recorded a goodwill impairment charge of $62.7 million relating to two of our reporting units in the environmental services segment. As of December 31, 2006, we had $55.1 million in goodwill and identifiable intangible assets of $11.6 million. Our estimates of the values of these assets could be reduced in the future as a result of various factors beyond our control. Any reduction in the value of these assets would reduce our reported income and reduce our total assets and stockholders’ equity in the year in which the reduction is recognized. The $55.1 million balance of goodwill represents 8.8% of our total assets and 17.1% of our total stockholders’ equity as of December 31, 2006.
In the third quarter of 2006, we shut down the operations of Newpark Environmental Water Solutions, LLC, or NEWS, and determined that we would dispose of, sell, or redeploy all of the assets used in connection with its operations. Our failure to shut down the facilities as planned and sell or redeploy the existing equipment and facilities could have a material adverse effect on our consolidated financial statements.
     On August 24, 2006, our management with the approval of the Executive Committee of our Board of Directors determined to shut down the operations of NEWS and to dispose of, sell, or redeploy all of the assets used in connection with its operations. NEWS was formed in early 2005 to commercialize in the United States and Canada a proprietary and patented water treatment technology owned by a Mexican company. In connection with the shut-down, we recognized, in the quarter ended September 30, 2006, a non-cash pre-tax impairment charge of approximately $17.8 million against the assets attributable to the water treatment business. This estimated impairment charge relates to the write-down of investments in property, plant and equipment of approximately $15.8 million and advances and other capitalized costs associated with certain agreements of approximately $2.0 million which was recorded in the environmental services segment.
     As of December 31, 2006, all of the assets of NEWS, including certain assets related to disposal and water treatment operations in Wyoming which existed prior to the start up of NEWS, have been either abandoned or held for sale. The related operations have been classified as discontinued operations since the operations ceased at those facilities as of December 31, 2006. If we are unable to sell the NEWS business, we may incur pre-tax cash charges of approximately $3.5 million to $4.0 million relating to costs of exiting this business, which would be expensed as incurred.
The cost of barite recently has been volatile, and this volatility may continue, which may have an adverse effect on our fluid systems and engineering segment.
     Barite is a naturally occurring mineral that, when processed, constitutes a significant portion of many drilling fluids systems. We currently secure all our barite ore from foreign sources, primarily China and India. The cost of barite from these regions has fluctuated significantly due to numerous factors. The largest of these cost factors are inland transportation and ocean freight. Due to recent wide swings in world demand for raw materials produced in both China and India and the rapidly expanding economies of these countries, the cost of all forms of transportation has increased to an unprecedented extent. These transportation costs have been further stressed due to increased world oil costs. In addition to the volatility of shipping costs, basic mineral production and processing costs also have experienced upward pressures. These factors include the distance of mineral reserves from shipping ports, dwindling reserves, internal labor cost increases due to increased safety regulations and cost of living adjustments as well as increased supply and demand pressures. Recent currency exchange rate fluctuations also have contributed to the upward cost trend. If we are unable to reduce these costs or increase the price of our barite-based products, we may experience lower margins in the fluids systems and engineering segment.
     Recently there has been a drilling fluids industry-backed movement to modify the current barite specific gravity specifications set by the American Petroleum Institute. If accepted, this modification could extend the worldwide usable barite reserves, thus ensuring a longer term supply. However, the modification would have minimal impact on current barite costs such as transportation and logistics. We have been securing rights to produce some limited domestic lower gravity barite should the new lower-specific gravity specifications become acceptable in the industry. If we are not able to secure these rights, we could incur additional costs in selected inland markets in the U.S. domestic sales areas.

We are subject to risks associated with our international operations that could limit our ability to expand internationally or reduce the revenues and profitability of these operations.
     We have significant operations in Canada and areas of Europe and North Africa surrounding the Mediterranean Sea. We also operate in Mexico and Brazil. In addition, we may seek to expand to other areas outside the United States in the future. International operations are subject to a number of risks and uncertainties, including:
•	difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties and regulations;

•	unexpected changes in regulatory environments;

•	legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers;

•	difficulties enforcing agreements and collecting receivables through foreign legal systems;

•	tax rates in foreign countries that may exceed those of the United States and foreign earnings that may be subject to withholding requirements, tariffs or other restrictions;

•	changes in international tax laws;

•	exchange controls or other limitations on international currency movements;

•	limitations by the U.S. government to prevent us from engaging in business in certain countries;

•	difficulties entering new foreign markets if there is a significant movement of E&P operations to areas of the world where we currently do not operate;

•	inability to preserve certain intellectual property rights in the foreign countries in which we operate;

•	our inexperience in new international markets;

•	fluctuations in foreign currency exchange rates; and

•	political and economic instability.
     Our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. Any of these factors could impair our ability to expand into international markets and could prevent us from increasing our revenue and our profitability and meeting our growth objectives.
We must comply with numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our business. If we fail to comply or these regulations and policies change, we may face fines or other penalties, be forced to make significant capital expenditures or changes to our operations, or lose demand for our services.
     Laws and regulations have changed frequently in the past, and it is reasonable to expect additional changes in the future. If regulatory requirements were rescinded or relaxed, we may be required to change the way we do business as the demand for our services may decrease. Additionally, as laws and regulations change, we may be required to make significant unanticipated capital and operating expenditures to remain compliant.
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
     If our operations do not comply with future laws and regulations, governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits. Under these circumstances, we might be required to reduce or cease operations or conduct site remediation or other corrective action. Any of these results could have a material adverse effect on our results of operations and financial condition.
We face intense competition in our existing markets and expect to face tough competition in any markets into which we seek to expand.
     Barriers to entry by competitors in the environmental and oilfield services industries are low. Therefore, competitive products and services have been and may be developed and marketed successfully by others.
     We face competition in the drilling fluids market, where there are several companies larger than us that may have both lower capital costs and greater geographic coverage. Numerous smaller companies also compete against us in the drilling fluids market.
     The markets for our mat and integrated services business are fragmented and competitive, with five or six small competitors providing various forms of wooden mat products and services. No competitors provide a product similar to our composite mat system.
     We expect competition in the environmental services market will increase as the industry continues to develop, which could put downward pressure on our margins or make it more difficult for us to maintain or expand our market share. In the meantime, we would expect to encounter significant competition if we try to expand into new geographic areas or if we introduce new services. We also face competition from efforts by oil and gas producing customers to improve their own methods of disposal.
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
     Our business exposes us to the risk that harmful substances may escape into the environment, which could result in:
•	personal injury or loss of life;

•	severe damage to or destruction of property including oil and gas producing formations; and

•	environmental damage and suspension of operations.
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
We may not be able to keep pace with the technological developments that characterize the market for our products and services.
     The market for our products and services is characterized by technological developments that have resulted in, and will likely continue to result in, substantial improvements in product functions and performance. If we are not successful in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological developments that are accepted in the marketplace or that comply with industry standards, we could lose market share. In addition, current competitors or new market entrants may develop new technologies, products or standards that could render some of our products or services obsolete, which could have a material adverse effect on our consolidated financial statements. Our future success and profitability are dependent upon our ability to:
•	improve our existing product lines;

•	address the increasingly sophisticated needs of our customers;

•	maintain a reputation for technological excellence;

•	maintain market acceptance of our products and services; and

•	anticipate changes in technology and industry standards and respond to technological developments on a timely basis, either internally or through strategic alliances.
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
     Our customers are principally major and independent oil and gas E&P companies operating in the markets that we serve. During the year ended December 31, 2006, approximately 43% of our revenues were derived from our 20 largest customers. The loss of a number of these customers could negatively impact our results of operations.
Hurricanes or other adverse weather events could disrupt our operations.
     Our significant market areas in the Gulf of Mexico are susceptible to hurricanes. These weather events can disrupt our operations and result in damage to our properties. In late summer 2005, Hurricanes Katrina and Rita struck the Gulf Coast region of the United States and caused extensive and catastrophic physical damage to those areas. While we believe we have recovered from the effects of Hurricanes Katrina and Rita, future hurricanes could affect our operations in those market areas and result in damage to our facilities and equipment located at such facilities. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or other adverse weather events.
The market price of our common stock is subject to fluctuation.
     The market price of our common stock may fluctuate due to a number of factors. These include the general economy, stock market conditions, general trends in the oilfield service industry, announcements made by us or our competitors and variations in our operating results. Investors may not be able to predict the timing or extent of these fluctuations.
ITEM 1B. Unresolved Staff Comments
     None
ITEM 2. Properties
     We lease office space in Metairie and Lafayette, Louisiana, The Woodlands, Houston and Port Arthur, Texas, Calgary, Alberta, Rome, Italy. We own office space in Oklahoma City, Oklahoma. These properties include office space for all three of our operating segments as well as our corporate offices.
     Fluids Systems & Engineering. We lease three warehouses in the Mediterranean region to support our international operations. We own four warehouse facilities in Oklahoma that serve as distribution points for our Mid-continent operations. We also serve customers from 10 leased bases located along the Gulf Coast.
     We operate four specialty product grinding facilities. The principal grinding facility is located on approximately 18 acres of owned land in Channelview, Texas. The second plant is on 13.7 acres of leased land in New Iberia, Louisiana. The third plant is in Corpus Christi, Texas on six acres of leased land. The fourth plant is in Dyersburg, Tennessee and is on 13.2 acres of owned land.
     Mat & Integrated Services. We own 80 acres of land occupied as a sawmill facility near Batson, Texas. We also own approximately 44,000 square feet of office and warehouse space on nine acres of land in Vatican, Louisiana, which houses manufacturing, distribution and administrative facilities in this segment.
     Environmental Services. We occupy a six acre E&P waste facility in Port Arthur, Texas under two separate leases. We own two injection disposal sites located in Jefferson County, Texas, one on 50 acres and the other on 400 acres. Fifteen wells are currently operational at these sites. Adjacent to this site, we have constructed a non-hazardous industrial waste injection disposal facility on 120 acres of land. We also own an additional injection facility, which includes three active injection wells on 37 acres, adjacent to our Big Hill, Texas facility. We own several facilities on a total of approximately 100 acres of land in West Texas at which brine is extracted and sold and E&P waste is disposed in the bedded salt caverns created by the extraction process.
     We also lease a fleet of 48 double-skinned barges used to transport waste to processing stations and are certified for this purpose by the U. S. Coast Guard. We also lease seven transfer facilities located along the Gulf Coast.

ITEM 3. Legal Proceedings
Litigation Summary
Derivative Actions
     On August 17, 2006, a shareholder derivative action was filed in the 24th Judicial District Court for the Parish of Jefferson, captioned: Victor Dijour, Derivatively on Behalf of Nominal Defendant Newpark Resources, Inc., v. James D. Cole, et al. On August 28, 2006, a second shareholder derivative action was filed in the 24th Judicial District Court for the Parish of Jefferson, captioned: James Breaux, Derivatively on Behalf of Nominal Defendant Newpark Resources, Inc., v. James D. Cole, et al. These actions, which are substantially similar, were brought, allegedly for the benefit of us, in which we are sued as a nominal defendant in each of these actions, against James D. Cole, our former Chief Executive Officer and director; Matthew W. Hardey, our former Chief Financial Officer; William Thomas Ballantine, our former Chief Operating Officer, President and director; and directors David P. Hunt, Alan J. Kaufman, Roger C. Stull and James H. Stone. The plaintiffs in these respective actions allege improper backdating of stock option grants to our executives, improper recording and accounting of the backdated stock option grants and producing and disseminating false financial statements and other SEC filings to our shareholders and the market. We are contesting the plaintiffs’ right to bring these cases. The plaintiffs do not seek any recovery against us. Instead, they seek unspecified damages from the individual defendants on our behalf for alleged breach of fiduciary duty, and against Messrs. Cole and Hardey, and also against Mr. Ballantine in the second shareholder derivative action, for alleged unjust enrichment. These two cases were voluntarily dismissed without prejudice by the plaintiffs on December 29, 2006 and have subsequently been re-filed in the U.S. District Court for the Eastern District of Louisiana. The complaints in the re-filed cases are virtually identical to the complaints filed in the Galchutt and Pomponi cases described below. It is anticipated that all four derivative actions will be consolidated in Judge Livaudais’ court.
     On October 5, 2006, a third shareholder derivative action was filed in the U.S. District Court, Eastern District of Louisiana, captioned: Vincent Pomponi, Derivatively on Behalf of Newpark Resources, Inc., v. James D. Cole, et al. On October 6, 2006, a fourth derivative action was filed in the U.S. District Court, Eastern District of Louisiana, captioned: David Galchutt, Derivatively on Behalf of Newpark Resources, Inc., v. James D. Cole, et al. These complaints are virtually identical and were brought, allegedly for the benefit of us, in which we are sued as a nominal defendant, against Messrs. Cole and Hardey and current and previous directors Hunt, Kaufman, Stone, Stull, Jerry W. Box, F. Walker Tucei, Jr., Gary L. Warren, Ballantine, Michael Still, Dibo Attar, Phillip S. Sassower, Lawrence I. Schneider and David C. Baldwin, alleging improper financial reporting and backdating of stock option grants to our employees. The plaintiffs do not seek any recovery against us. Instead, they seek unspecified damages from Messrs. Cole and Hardey for alleged disgorgement under the Sarbanes-Oxley Act of 2002 and alleged rescission, against Messrs. Hardey, Hunt, Kaufman, Stone, Ballantine, Still, Attar, Sassower, Schneider, and Baldwin for alleged violation of Section 14(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, and against all of the individual defendants on behalf of us for alleged unjust enrichment, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and constructive trust. It is anticipated that the Pomponi and Galchutt cases will be consolidated with the Dijour and Breaux cases described above in the court of Judge Livaudais. No discovery has been conducted in any of the derivative cases to date.
     Pursuant to previously existing indemnification agreements, we will advance to the officer and director defendants the fees they incur to defend themselves, subject to repayment in the event of a determination that they are not entitled to indemnification. We have also agreed to advance to the former directors the fees they incur to defend themselves subject to certain restrictions on reasonableness and an agreement to repay in the event of a determination that they are not entitled to indemnification.
     Our Board of Directors has formed a Special Litigation Committee now consisting of recently elected independent directors who are not named in any of the derivative actions, to review the allegations in these actions and in any other derivative actions that may be filed that involve the same subject matter, which we refer to collectively as the Derivative Actions, and the Special Litigation Committee has retained outside counsel to assist it. After conducting its investigation and analysis of the claims made in the Derivative Actions, and any evidence to which it has access, the Special Litigation Committee is expected to issue recommendations and findings that it deems appropriate. We have filed a motion to dismiss the Pomponi and Galchutt cases (and intend to file similar motions in the Dijour and Breaux cases). In the alternative, we have requested that the Court stay these Derivative Actions pending the Special Litigation Committee’s determination.
Class Action Lawsuit
     Between April 21, 2006 and May 9, 2006, five lawsuits asserting claims against us for violation of Section 10(b) of the Exchange Act, and SEC Rule 10b-5 were filed in the U.S. District Court for the Eastern District of Louisiana. All five lawsuits have been transferred to Judge Marcel Livaudais who has consolidated these actions as In re: Newpark Resources, Inc. Securities Litigation. Following the filing of the Amendment No. 2 to our Annual Report on Form 10-K/A for 2005 (filed on October 10, 2006), the plaintiffs filed (on November 9, 2006) a Consolidated Class Action Complaint for Securities Fraud (the “Consolidated Class Complaint”) against us and the following directors and officers James Cole, Matthew Hardey, Thomas Ballantine, David Hunt, Alan Kaufman, James Stone, Roger Stull and Jerry Box. The Consolidated Class Complaint alleges that we and the individual defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act. These allegations arise from our disclosure of an internal investigation into potential irregularities in the processing and payment of invoices at one of our subsidiaries, Soloco Texas, LP, and alleged improper granting, recording and accounting of backdated grants of our stock options to our executives. The Consolidated Class Complaint does not specify the damages sought by the Plaintiffs and no discovery has been conducted to date. We intend to vigorously defend this litigation.
     Pursuant to previously existing indemnification agreements, we will advance to the officer and director defendants the fees they incur to defend themselves, subject to repayment in the event of a determination that they are not entitled to indemnification.
     We have placed our insurance carrier (D&O coverage) on notice of the Derivative Actions and the class action and the carrier is participating in the cases, subject to a reservation of rights. We cannot predict with any certainty whether:
▪	Our D&O coverage will be determined to provide coverage for the claims asserted against us or our directors or officers.

▪	These matters can be resolved within the limits of our D&O coverage.

▪	The resolution of any or all of the above matters will have a material adverse effect on us.
Other Legal Items
     In response to our announcement to shut down the operations of NEWS, we received a letter from counsel for the Mexican company in September 2006 demanding, among other things, that we return to the Mexican company certain equipment and pay it an aggregate of $4.0 million for the period that this equipment was utilized, technical support and administrative costs, unreimbursed costs of the equipment, and lost profits due to the Mexican company’s dedication of time to our water treatment business. The Mexican company demanded payment within 30 days of the date of the letter. We have responded to the Mexican company that we do not believe that we are obligated to pay any amounts to the company.
     In addition, we and our subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters should not have a material effect on our consolidated financial statements.
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
     We continue to be involved in the voluntary cleanup associated with the DSI sites in southern Mississippi. This includes three facilities known as Clay Point, Lee Street and Woolmarket. The Mississippi Department of Environmental Quality (“MDEQ”) is overseeing the cleanup. The DSI Technical Group that represents the potentially responsible parties, including us, awarded us a contract to perform the remediation work at the three sites. The cleanup of Clay Point and Lee Street has been completed. We believe that payments previously made into an escrow account by all potentially responsible parties are sufficient to cover any remaining costs of cleanup at the Woolmarket site. We anticipate that the Woolmarket cleanup will be completed in 2007 following recent approval of the closure plan by the MDEQ.
     Recourse against our insurers under general liability insurance policies for reimbursement in the actions described above is uncertain as a result of conflicting court decisions in similar cases. In addition, certain insurance policies under which coverage may be afforded contain self-insurance levels that may exceed our ultimate liability.
     We believe that any liability incurred in the environmental matters described above will not have a material adverse effect on our consolidated financial statements.
ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	We held an Annual Meeting of Stockholders on December 28, 2006.

(b)	The following nine directors were elected at that meeting to serve until the next Annual Meeting of Stockholders, with the following votes cast:

	For	Against
David C. Anderson	82,325,761	1,717,372
Jerry W. Box	78,961,975	5,081,158
Paul L. Howes	82,328,190	1,714,943
David P. Hunt	78,372,849	5,670,284
Alan J. Kaufman	78,334,743	5,708,390
James W. McFarland	82,311,728	1,731,405
Roger C. Stull	78,975,893	5,067,240
F. Walker Tucei, Jr.	80,674,428	3,368,705
Gary L. Warren	82,940,148	1,102,985
(c)	The 2006 Equity Incentive Plan was adopted, with the following votes cast:

For	Against	Withheld	Broker Non-Vote
60,851,906	4,787,165	1,852,523	16,551,539

(d)	Shareholders approved the amendment to the 1999 Employee Stock Purchase Plan which increased the authorized number of shares of Common Stock that can be purchased by employees, with the following votes cast:

For	Against	Withheld	Broker Non-Vote
64,423,556	1,228,481	1,839,556	16,551,540
(e)	Stockholders ratified the selection of Ernst & Young LLP as independent auditors for the year ended December 31, 2006 with the following votes cast:

For	Against	Withheld
81,885,954	1,979,060	178,119
PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the New York Stock Exchange under the symbol “NR.”
     The following table sets forth the range of the high and low sales prices for our common stock for the periods indicated:

Period	High	Low
2006
4th Quarter	$7.68	$5.06
3rd Quarter	$6.40	$4.87
2nd Quarter	$8.36	$5.05
1st Quarter	$9.65	$6.90

2005
4th Quarter	$8.54	$6.85
3rd Quarter	$8.99	$7.26
2nd Quarter	$7.64	$5.65
1st Quarter	$6.65	$4.72
     At March 6, 2007, we had 2,460 stockholders of record as determined by our transfer agent.
     Our Board of Directors currently intends to retain earnings for use in our business, and we do not intend to pay any cash dividends in the foreseeable future. In addition, our credit facilities contain covenants which significantly limit the payment of dividends on our common stock.
     During the year ended December 31, 2006, there were no sales of our securities by us which were not registered under the Securities Act of 1933, as amended.
     During the quarter ended December 31, 2006, there were no repurchases by us or any affiliated purchaser of any of our common stock.

Performance Graph
     The following graph reflects a comparison of the cumulative total stockholder return of our Common Stock from December 31, 2001, through December 31, 2006, with the New York Stock Exchange Market Value Index, a broad equity market index, and the Hemscott Oil & Gas Equipment/Services Index, an industry group index. The graph assumes the investment of $100 on December 31, 2001, in our Common Stock and each index and the reinvestment of all dividends, if any.
ITEM 6. Selected Financial Data
     The selected consolidated historical financial data presented below for the five years ended December 31, 2006, are derived from our consolidated financial statements. The following data should be read in conjunction with such consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In Thousands, Except Per Share Data)
Consolidated Statements of Income:
Revenues	$668,199	$553,632	$431,469	$370,933	$317,860
Cost of revenues	577,514	493,275	396,802	346,664	298,295

	90,685	60,357	34,667	24,269	19,565
General and administrative expenses	20,022	9,545	9,394	5,813	5,394
Provision for uncollectible accounts	1,733	843	800	1,000	—
Impairment losses	72,636	—	3,399	350	—

Operating (loss) income	(3,706)	49,969	21,074	17,106	14,171
Foreign currency exchange loss (gain)	392	(527)	(301)	(831)	(170)
Interest and other income	(402)	(158)	(1,345)	(618)	(741)
Interest expense	19,975	16,155	14,797	15,251	12,286

(Loss) income from continuing operations before income taxes	(23,671)	34,499	7,923	3,304	2,796
(Benefit) provision for income taxes	(5,246)	11,450	2,807	2,065	1,360

(Loss) income from continuing operations	(18,425)	23,049	5,116	1,239	1,436
(Loss) income from discontinued operations, net of tax (1)	(13,856)	(268)	381	405	—

Net (loss) income	$(32,281)	$22,781	$5,497	$1,644	$1,436
Less:
Preferred stock dividends and accretion	—	509	938	1,583	3,071
Other non-cash preferred stock charges	—	—	—	—	1,037

Net (loss) income applicable to common and common equivalent shares	$(32,281)	$22,272	$4,559	$61	$(2,672)

Net (loss) income from continuing operations:
Basic	$(0.21)	$0.27	$0.06	$0.02	$(0.04)

Diluted	$(0.21)	$0.27	$0.06	$0.02	$(0.04)

Net (loss) income per common and common equivalent shares:
Basic	$(0.36)	$0.26	$0.05	$0.00	$(0.04)

Diluted	$(0.36)	$0.26	$0.05	$0.00	$(0.04)

Consolidated Balance Sheet Data (at period end):
Working capital	$217,723	$180,549	$149,221	$131,377	$112,002
Total assets	627,669	651,294	587,371	572,032	538,827
Short-term debt	15,146	23,586	13,048	13,869	9,879
Long-term debt	198,186	185,933	186,286	183,600	172,049
Stockholders’ equity	323,143	346,725	319,656	310,083	301,513

Consolidated Cash Flow Data:
Net cash provided by operations	$26,673	$29,492	$21,604	$7,552	$11,140
Net cash used in investing activities	(30,298)	(33,829)	(14,960)	(22,043)	(17,249)
Net cash provided by (used in) financing activities	8,573	5,642	(4,580)	15,632	1,102

(1)	The selected financial data includes reclassifications to reflect the operations of NEWS as discontinued operations. See Note 2 of the Notes to the Consolidated Financial Statements in Item 8 herein for additional information regarding discontinued operations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report.
     We are a diversified oil and gas industry supplier with three operating segments: fluids systems and engineering, mat and integrated services, and environmental services. We provide these products and services principally to the oil and gas exploration and production (“E&P”) industry in the U.S. Gulf Coast, West Texas, U.S. Mid-continent, U.S. Rocky Mountains, Canada, Mexico, Brazil and areas of Europe and North Africa surrounding the Mediterranean Sea. Further, we are expanding our presence outside the E&P sector, particularly in mat and integrated services, where we are marketing to utilities, municipalities, and government sectors.
Continuing Operations
     Revenues increased 20.7% in 2006 to $668.2 million due to higher drilling activity primarily in our fluids systems and engineering segment. Operating income before pre-tax goodwill and long lived asset impairment charges was $68.9 million. This represented a 37.9% increase from 2005 despite increases in general and administrative expenses during 2006 related to costs associated with the investigation of the accounting irregularities discovered in 2006 and the resulting restatement of the prior year financial statements. Loss from continuing operations in 2006 was $23.7 million and was principally due to the impairment of $72.6 million of goodwill and long lived assets in two of our reporting units in our environmental services segment. Net loss in 2006 was $32.3 million primarily due to these impairment charges and losses associated with discontinued operations.
Discontinued Operations
     On August 24, 2006, our management with the approval of the Executive Committee of our Board of Directors determined to shut down the operations of Newpark Environmental Water Solutions, LLC, which we refer to as NEWS, and to dispose of, sell or redeploy all of the assets used in connection with its operations. NEWS was formed in early 2005 to commercialize in the United States and Canada a proprietary and patented water treatment technology owned by a Mexican company. In connection with the shut-down, we recognized, in the quarter ended September 30, 2006, a non-cash pre-tax impairment charge of $17.8 million against the assets attributable to the water treatment business. This impairment charge relates to the write-down of investments in property, plant and equipment of approximately $15.8 million and advances and other capitalized costs associated with certain agreements of approximately $2.0 million.
     As of December 31, 2006, all of the assets of NEWS, along with certain assets related to disposal and water treatment operations in Wyoming which existed prior to the start up of NEWS, have been either abandoned or held for sale. The related operations have been classified as discontinued operations since the operations ceased at those facilities as of December 31, 2006. This activity was previously recorded in the environmental services segment. These discontinued operations had net losses of $13.9 million and $268,000 in 2006 and 2005, respectively. In 2004, these discontinued operations had net income of $381,000. If we are unable to sell the NEWS assets, we may incur pre-tax cash charges relating to cost of exiting this business of approximately $3.5 million to $4.0 million, which would be expensed as incurred.
Hurricane Impact
     During 2006, we were able to recover from Hurricanes Katrina and Rita which severely affected our fluids systems and engineering and environmental services operations along the U.S.

Gulf Coast in 2005 and early 2006. We recorded losses relating to property, plant and equipment damages totaling $4.0 million and inventory losses totaling $1.4 million in 2005. We also recorded additional costs totaling approximately $877,000 and $2.5 million in 2006 and 2005, respectively, as a direct result of the storms. All of these costs were fully reimbursable by our insurers subject to deductibles. In 2006 and 2005, we recorded recoveries related to business interruption coverage related to the 2005 hurricanes of $5.2 million and $2.1 million, respectively, as reductions to cost of revenues. We received insurance proceeds of $12.5 million (including $3.5 million in reimbursement of losses on property, plant and equipment) in 2006. In 2005, we received insurance proceeds of $3.3 million (including $1.4 million in reimbursement of losses on property, plant and equipment). As of December 31, 2006, we had collected all insurance recoveries from our insurers. All facilities damaged by the hurricanes currently have the capacity to operate at or near pre-storm levels.
Results of Operations
     Our operating results depend in large measure on oil and gas drilling activity levels in the markets we serve, as well as on the depth of drilling, which governs the revenue potential of each well. These levels, in turn, depend on oil and gas commodities pricing, inventory levels and product demand. Rig count data is the most widely accepted indicator of drilling activity. Key average rig count data for the last three years ended December 31 is as follows:

	2006	2005	2004
U.S. Rig Count	1,648	1,380	1,190
Canadian Rig Count	472	458	369
     Derived from Baker Hughes Incorporated
     Summarized financial information from continuing operations concerning our reportable segments is shown in the following table (dollars in thousands):

	Years ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004
Revenues by segment:
Fluids systems and engineering	$481,378	$384,208	$272,937	$97,170	25%	$111,271	41%
Mat and integrated services	116,898	109,525	96,008	7,373	7	13,517	14
Environmental services	69,923	59,899	62,524	10,024	17	(2,625)	(4)

Total	$668,199	$553,632	$431,469	$114,567	21	$122,163	28

Segment operating income:
Fluids systems and engineering	$67,765	$40,589	$21,524	$27,176		$19,065
Mat and integrated services	14,623	12,963	5,707	1,660		7,256
Environmental services	8,297	6,805	7,436	1,492		(631)

Segment operating income	90,685	60,357	34,667	30,328		25,690
General and administrative expenses	20,022	9,545	9,394	10,477		151
Provision for uncollectible accounts	1,733	843	800	890		43
Impairment losses	72,636	—	3,399	72,636		(3,399)

Operating (loss) income	$(3,706)	$49,969	$21,074	$(53,675)		$28,895

Figures shown above are net of intersegment transfers.

     Summarized segment operating income from continuing operations expressed as a percentage of segment revenue is shown in the following table:

	Years ended December 31,
	2006	2005	2004
Fluids systems and engineering	14.1%	10.6%	7.9%
Mat and integrated services	12.5%	11.8%	5.9%
Environmental services	11.9%	11.4%	11.9%
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Fluids Systems and Engineering
Revenues
     Total revenue for this segment was as follows for 2006 and 2005 (dollars in millions):

			2006 vs. 2005
	2006	2005	$	%
Drilling fluid sales and engineering:
North America	$302.6	$254.2	$48.4	19%
Mediterranean and South America	62.1	40.3	21.8	54

Total drilling fluid sales and engineering	364.7	294.5	70.2	24
Completion Fluids and Services	73.8	54.4	19.4	36
Industrial Materials	42.9	35.3	7.6	22

Total	$481.4	$384.2	$97.2	25%

     North American drilling fluid sales and engineering revenues increased 19% to $302.6 million in 2006. Overall North American rig activity increased 15% during this period, while the average number of North American rigs serviced by this segment, namely the U.S. Gulf Coast, U.S. Central Region and Canada, increased by only 10%. Significant drivers of the revenue growth above rig count were market penetration in areas where new rigs are being deployed in our markets, the servicing of more complicated wells which generate higher revenues and improved pricing. Average revenue per rig, an indication of the complexity and depth of wells being serviced, increased 8% in 2006 as compared to 2005.
     In 2006, our Mediterranean and South American revenues increased 54% over 2005. These operations are realizing improvements as a result of continued focus on technology and performance. These increases were driven by North African rig activity and additional segment infrastructure investment in this market.
     Revenues in our Completion Fluids and Services business increased $19.4 million, or 36%, to $73.8 million in 2006, due to increased investment in the completion fluids business as well as increased market share and higher well completion activity.
     Revenues in our Industrial Materials market is principally associated with wholesale sales of barite and industrial minerals. These revenues increased $7.6 million in 2006, or 22%, as compared to 2005 as a result of higher demand for barite driven by the increased drilling activity in the U.S. markets we serve.
Operating Income
     Operating income for this segment increased $27.2 million in 2006 on a $97.2 million increase in revenues, compared to 2005, representing an incremental operating margin of 28.0%. The operating margin for this segment in 2006 was 14.1%, compared to 10.6% in 2005. The increase in operating margin was principally due to operating leverage gained throughout the segment, a change in mix of revenues and business interruption insurance proceeds. Our Completion Fluids and Services business, typically a higher margin business, had increased revenues of 36% as compared to an increase in total revenue of 25%. Our operating margin was favorably impacted by the final settlement of our business interruption coverage related to losses incurred as a result of Hurricanes Katrina and Rita totaling $4.3 million, which was recorded as a reduction of costs of revenues. Operating margins for 2006, after adjustment for the business interruption insurance, were 13.2%.
Mat and Integrated Services
Revenues
     Total revenue for this segment consists of the following for 2006 and 2005 (dollars in millions):

			2006 vs. 2005
	2006	2005	$	%
Installation	$18.4	$14.6	$3.8	26
Re-rental	10.9	8.5	2.4	28

Total U.S. oilfield mat rental	29.3	23.1	6.2	27
Non-oilfield mat rental	1.1	4.9	(3.8)	(78)
Canadian mat sales	17.7	9.9	7.8	79
Composite mat sales	18.4	25.2	(6.8)	(27)
Sawmill	16.4	17.1	(0.7)	(4)
Integrated services	34.0	29.3	4.7	16

Total	$116.9	$109.5	$7.4	7

     U.S. oilfield mat rental volume, measured in square feet, increased 23.6% in 2006 compared to 2005. The average price per square foot decreased 1.9% over 2005. Total U.S. oilfield mat rental revenues increased by $6.2 million in 2006, compared to 2005, reflecting an increase in the larger number of installations in 2006 due to higher drilling activity.
     Revenues from non-oilfield mat rentals, a premium margin market composed principally of seasonal utility and infrastructure construction markets, decreased $3.8. The prior year revenues included revenues from a large one-time utility job that occurred in the first quarter of 2005. Canadian revenues, primarily related to the sales of wooden mats, increased $7.8 million over 2005. This increase is due to increased demand during the first half of the year for our wooden mats in the Western Canada market and a large one-time sale in the first quarter.
     Composite mat revenue decreased $6.8 million from 2005 to $18.4 million in 2006 primarily due to a 49% decrease in the number of Bravo™ mats sold. We sold 2% more DuraBase™ mats in 2006 than 2005. The revenue did not decrease proportionally as Bravo™ average price per mat is significantly lower than the DuraBase™ average price per mat. The decrease in the number of Bravo™ mats is due to a large number of mats sold to the event industry in California in 2005. We continued to sell mats to this industry in 2006; however, the industry did not require as large a quantity.
     Integrated services and other revenues, our lowest-margin business unit for this segment, increased $4.7 million in 2006 as compared to 2005 due to increased activity in production site maintenance and environmental services resulting from higher drilling activity.
Operating Income
     Mat and integrated services operating income improved $1.7 million in 2006 on a $7.4 million increase in revenues, compared to 2005. This represents an incremental operating margin of 21.2%. Operating margins increased to 12.5% for 2006 as compared to 11.8% in 2005. Operating income was not fully impacted by the Canadian mat sale revenue growth as we typically realize lower margins on that business. This segment has been focusing on improving operating margins by lowering operating costs through the consolidation of five separate business units into one.
Environmental Services
Revenues
     Total revenue for this segment consists of the following for 2006 and 2005 (dollars in millions):

			2006 vs. 2005
	2006	2005	$	%
E&P Waste Gulf Coast	$48.3	$40.6	$7.7	19
E&P Waste — Other Markets	13.6	12.9	0.7	5
NORM & Industrial	8.0	6.4	1.6	25

Total	$69.9	$59.9	$10.0	17

     E&P waste Gulf Coast revenues increased $7.7 million, or 19%, on a 21% increase in waste volumes received offset by a 1.5% decrease in average revenue per barrel. The increase in waste volume is primarily due to the recovery from the disruption of operations in the third quarter of 2005 related to Hurricanes Katrina and Rita. The slight decrease in average revenue per barrel in the U.S. Gulf Coast market in 2006 is due to fewer ancillary services being sold in the offshore and onshore markets.
Operating Income
     Environmental services operating income increased $1.5 million in 2006 on a $10.0 million increase in revenues, compared to 2005, representing a 14.9% incremental operating margin. Operating margin of 11.9% in 2006 was impacted positively by the final settlement of our business interruption recoveries related to losses incurred as a result of Hurricanes Katrina and Rita totaling approximately $800,000 which was recorded as a reduction of cost of revenues. Operating margin for 2006 adjusted for the business interruption insurance is 10.7% as compared to 2005 operating margin of 11.4%. The decline in adjusted operating margin in 2006 is principally due to cost increases which have not been fully offset by price increases.
General and Administrative Expense
     General and administrative expense increased $10.5 million to $20.0 million in 2006. Legal and accounting fees increased $3.3 million. These costs were related to the internal investigation conducted by our Audit Committee in 2006, the resulting restatement of our consolidated financial statements for periods prior to and including December 31, 2005 and class action and derivative lawsuits filed relating to the restatement. Consulting fees increased $2.4 million due to strategic planning, the evaluation of the NEWS business, and computer software projects. Payroll, employee placement fees and other employee related costs increased $2.1 million due to additional positions hired in our corporate office and the relocation of the corporate office. Stock-based compensation increased $1.3 million due to the implementation of FAS 123 (R) in 2006. Finally, we had unfavorable experience in our self-insured insurance programs of approximately $750,000 in 2006 versus 2005. We anticipate that general and administrative expenses will continue to be high in 2007 due to legal and other related costs associated with the class action and derivative lawsuits.
Provision for Uncollectible Accounts
     The provision for uncollectible accounts increased $900,000 to $1.7 million in 2006 as compared to $800,000 in 2005. This increase is primarily due to slower payments from some customers which have caused some accounts to become significantly past due. We have reserved for these accounts in a manner consistent with our allowance policy which requires that we reserve on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable.
Impairment Losses
     In the fourth quarter of 2006, we recorded goodwill impairment losses on the Gulf Coast and Canadian reporting units in our environmental services segment totaling $62.7 million. We performed our goodwill and intangible asset impairment tests by estimating the fair value of our reporting units and other intangible assets. We compared the estimated fair value of our reporting units with their respective carrying amounts and determined that our goodwill in our Gulf Coast and Canadian reporting units was impaired. The principal reasons giving rise to the impairment are reduced market multiples and reduced future expected cash flows resulting from increased competition and changes in the outlook of the regulatory environment.
     For the same reasons stated above, we evaluated the recoverability of our long-lived assets in our Gulf Coast reporting unit in our Environmental Services segment. As a result of this evaluation, we also recorded an impairment charge on long-lived assets totaling $9.9 million. The impairment was allocated as follows: $9.2 million to property, plant and equipment, $635,000 to intangible assets, and $70,000 to other assets.
Interest Expense
     Interest expense increased approximately $3.8 million in 2006 compared to 2005. The increase in interest expense was partly related to the prepayment penalties of approximately $400,000 on the Barite facilities financing, $800,000 related to the unamortized balance of debt issuance costs related to the 8 5/8% Senior Subordinated Notes and the loss of approximately $752,000 on a rate swap agreement for our Mediterranean operations. The remaining increase in interest expense is due to an increase in the average debt outstanding as compared to 2005 as well as higher interest rates in 2006.
Provision for Income Taxes
     For 2006, we recorded an income tax benefit of $5.2 million, reflecting an income tax rate of 22.2%. This low effective rate is due to the impact of certain non-deductible expenses, including a portion of the goodwill impairment. For 2005, we recorded an income tax provision of $11.5 million, reflecting an income tax rate of 33.2%. The lower effective rate in 2005 reflects the favorable impact of changes in estimates, including estimated tax reserves, totaling approximately $1.6 million. These changes in estimates relate to finalization of Canadian tax audits.
     We expect the effective tax rate in 2007 to be between 37% and 38%.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Fluids Systems and Engineering
Revenues
     Total revenue for this segment was as follows for 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

Drilling fluid sales and engineering:
North America	$254.2	$183.7	$70.5	38%
Mediterranean and South America	40.3	34.0	6.3	19

Total drilling fluid sales and engineering	294.5	217.7	76.8	35
Completion Fluids and Services	54.4	37.6	16.8	45
Industrial Materials	35.3	17.6	17.7	101

Total	$384.2	$272.9	$111.3	41%

     The overall North American market rig activity increased 18% from 2004 while the average number of rigs we serviced in the U.S. market increased by 28% in 2005. Our average annual revenue per rig in the U.S. market increased by 12% from 2004 to 2005.
     Despite the severe level of tropical storm activity affecting the third and fourth quarters of 2005, revenues in our North American market increased 38% to $254.2 million in 2005. This increase was primarily due to increased North American rig activity of 21% over the prior year. Additionally, average revenue per rig, an indication of the complexity and depth of wells being serviced, increased 4%. We saw increased market penetration throughout our United States operations. Our Canadian market increased due to increases in rig activity and the introduction of new drilling fluid systems.
     Revenues in the Mediterranean and South American market increased 19% during 2005, compared to 2004, principally related to increased market penetration in the North African locations that we service.
     Revenues in our Completion Fluids and Services business increased $16.8 million, or 45% to $54.4 million, in 2005 due to increased market penetration in the areas that we serve and higher well completion activity.
     Revenues in our Industrial Fluids market is principally associated with wholesale sales of barite and industrial minerals. These revenues more than doubled during 2005, compared to 2004, due to the shortage of barite supplies in many U.S. markets.

Operating Income
     Operating income for this segment increased $19.1 million in 2005 on a $111.3 million increase in revenues, compared to 2004. The operating margin for this segment in 2005 was 10.6%, compared to 7.9% in 2004. The increase in operating margin was principally attributable to recent price increases and the operating leverage of this segment. The increase in operating margin was partially offset by increased barite costs that have not been fully recovered through price increases to our customers during 2005. More favorable transportation arrangements have helped to stabilize barite costs.
Mat and Integrated Services
Revenues
     Total revenue for this segment consists of the following for 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

Installation	$14.6	$15.9	$(1.3)	(8)
Re-rental	8.5	6.4	2.1	33

Total U.S. oilfield mat rental	23.1	22.3	0.8	4
Non-oilfield mat rental	4.9	4.7	0.2	4
Canadian mat sales	9.9	5.1	4.8	94
Composite mat sales	25.2	19.7	5.5	28
Sawmill	17.1	15.2	1.9	13
Integrated services	29.3	29.0	0.3	1

Total	$109.5	$96.0	$13.5	14

     U.S. oilfield mat rental volume for 2005 decreased 15.1% from 2004. The average price per square foot increased 8% over 2004. Our oilfield mat rental pricing should continue to increase as market conditions improve. Any further improvement in revenue will be contingent upon increased utilization of our mat inventory, related in part to reductions in available mat inventory, and to improvements in market activity. Re-rental revenues increased by $2.1 million in 2005, compared to 2004, reflecting an increase in the number of larger installations in 2005.
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
     Total composite mat sales increased $5.5 million for 2005, as compared to the same period in 2004. Recent increases in the number of Bravo™ sales have helped to offset declines in the more expensive DuraBase™ mat sales. During 2005, we recognized approximately $25.2 million in composite mat sales.
     Integrated services and other revenues, our lowest-margin business unit for this segment, includes a comprehensive range of environmental services necessary for our customers’ oil and gas E&P activities.

Operating Income
     Mat and integrated services operating income improved $7.3 million in 2005 on a $13.5 million increase in revenues, compared to 2004. The significant increase in operating income reflects the benefit of cost reductions which began in 2004, higher margin mat sales and the impact of improvement in pricing for our oilfield mat rental market.
Environmental Services
Revenues
     Total revenue for this segment consists of the following for 2005 and 2004 (dollars in millions):

			2005 vs. 2004
	2005	2004	$	%

E&P Waste Gulf Coast	$40.6	$39.7	$0.9	2
E&P Waste — Other Markets	12.9	16.7	(3.8)	(23)
NORM & Industrial	6.4	6.1	0.3	5

Total	$59.9	$62.5	$(2.6)	(4)

     E&P waste Gulf Coast revenues increased $900,000, or 2%, on a 10% increase in average revenue per barrel offset in part by a 5% decline in waste volumes received. The decline in volumes received, in spite of the increase in Gulf Coast rig activity, includes the effect of temporary recycling process volume limitations affecting the first quarter of 2005 and the hurricanes in late 2005. During this time, we lost some market share.
     The increase in Gulf Coast revenues was more than offset by lower revenues from the Wyoming and western Canadian market as resources and management focus were reallocated to development of the new water treatment business. Beginning in mid-2005, we added additional management resources in the western Canadian market and in the fourth quarter revenues and operating income began to improve.
Operating Income
     Environmental services operating income declined $630,000 in 2005 on a $2.6 million decrease in revenues, compared to 2004.
General and Administrative Expense
     General and administrative expense increased $151,000 to approximately $9.5 million in 2005, compared to the same period in 2004. General and administrative expenses as a percentage of revenues were 1.7% in 2005, compared to 2.2% in 2004.
Impairment Losses
     We recorded an impairment loss of $3.4 million in the fourth quarter of 2004 due to the other-than-temporary impairment of an investment in convertible, redeemable preferred stock of a company that owns thermal desorption technology. The company in which we had invested suffered an adverse judgment in a patent case and filed for protection under Chapter 11 bankruptcy proceedings. In the fourth quarter of 2004, the company was forced into conversion of its Chapter 11 proceedings to Chapter 7 bankruptcy proceedings by the plaintiff. With no access to its equipment and the related operating cash flows due to this conversion, the company had to cease its operations in the fourth quarter of 2004. The impairment loss was recorded as the recovery of our investment was considered remote due to the impact of the Chapter 7 proceedings and other actions taken by the plaintiff during 2004.
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
Provision for Income Taxes
     For 2005, we recorded an income tax provision of $11.5 million, reflecting an income tax rate of 33.2%. For 2004, we recorded an income tax provision of $2.8 million, reflecting an income tax rate of 35.4%. The lower effective rate in 2005 reflects the favorable impact of changes in estimates, including estimated tax reserves, totaling approximately $1.6 million. These changes in estimates relate to final Canadian tax audits.
Liquidity and Capital Resources
     Cash generated from operations during 2006 totaled $26.7 million, including $9.0 million of insurance proceeds resulting from claims associated with Hurricanes Katrina and Rita. We received additional insurance proceeds of $3.5 million during 2006 for the reimbursement of losses on property, plant and equipment. This cash, along with increased borrowings on our lines of credit of $10.9 million and proceeds from option exercises of $5.6 million, was used principally to fund capital expenditures of $36.4 million. Included in the capital expenditures is $2.8 million of replacement property, plant and equipment and $4.9 million of assets related to NEWS. Capital expenditures excluding NEWS and hurricane expenditures totaled $28.7 million, compared to $24.4 million in depreciation. We anticipate that 2007 capital expenditures will be in the range of $26 million to $28 million.
     Accounts receivable increased $16.7 million to $153.5 million as of December 31, 2006 due to increased sales in 2006. For the fourth quarter of 2006, days sales in receivables improved three days to 83 days, from 86 days in the fourth quarter of 2005. We expect this metric to continue to improve as we implement measures to decrease collection times on outstanding receivables.
     Inventory turnover remained consistent at six times for 2006 and 2005. Inventory levels increased $23.0 million to $111.7 million as of December 31, 2006 as compared to December 31, 2005. This increase is principally due to the increases in the price of barite as well as increased levels of barite as of December 31, 2006. Additionally, as sales have increased, we have increased our inventory levels to meet demand.
     We anticipate that our working capital requirements for 2007 will increase with the anticipated growth in revenue. Some of the increase in working capital requirements should be offset by our continued focus on improving our collection cycle. However, we believe we have the ability to fund the expected increase in working capital.
     Our long term capitalization was as follows as of December 31:

	2006	2005	2004

Long-term debt:
Term Credit Facility	$148,125	$—	$—
Senior subordinated notes	—	125,000	125,000
Credit facility-revolver	44,825	32,743	—
Credit facility-term	—	5,830	39,633
Barite facilities financing	—	11,875	13,229
Other, primarily mat financing	5,236	10,485	8,424

Total long-term debt	198,186	185,933	186,286
Stockholders’ equity	323,143	346,725	319,656

Total capitalization	$521,329	$532,658	$505,942

Long-term debt to long-term capitalization	38.0%	34.9%	36.8%

     In August 2006, we entered into a term credit agreement which we refer to as the Term Credit Facility. This Term Credit Facility, in the aggregate face amount of $150.0 million, has a five-year term and an initial interest rate of LIBOR plus 3.25%, based on our corporate family ratings by Moody’s and Standard & Poor’s. Effective January 25, 2007, the spread was lowered to 3.0%. The maturity date of the Term Credit Facility is August 18, 2011.
     The Term Credit Facility requires that we enter into, and thereafter maintain, interest rate management transactions, such as interest rate swap arrangements, to the extent necessary to provide that at least 50% of the aggregate principal amount of the Term Credit Facility is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. To comply with this requirement, we entered into an interest rate swap arrangement for the period from September 22, 2006 through March 22, 2008, which fixes the LIBOR rate applicable to 100% of the principal amount under the Term Credit Facility at 5.35% plus a spread based on our corporate family ratings by Moody’s and Standard and Poor’s. In addition, we entered into an interest rate cap arrangement that provides for a maximum LIBOR rate of 6.00% on the principal amount of $68.9 million for the period from March 22, 2008 through September 22, 2009. We paid a fee of $170,000 for the interest rate cap arrangement, which is expected to be expensed during the period covered by the arrangement.
     We made a draw down of the entire Term Credit Facility on September 22, 2006, and partially used it to redeem our outstanding 8 5/8% Senior Subordinated Notes, which we refer to as the Notes, in the principal amount of $125.0 million plus accrued interest. In addition, we repaid the barite facilities financing and the term portion of a prior revolving credit facility. The Term Credit Facility is a senior secured obligation of ours and is secured by first liens on all of our U.S. tangible and intangible assets, excluding our accounts receivable and inventory, and by a second lien on U.S. accounts receivable and inventory. The Term Credit Facility is callable at face value, except for a 1% call premium if called at any time during the first year. We make quarterly payments on the principal of the Term Credit Facility of $375,000. We are also required to make an annual principal reduction equal to 25% to 50% of excess cash flow based on our consolidated leverage ratio. We expect this payment to be approximately $4.7 million for the year ended December 31, 2006.

     In connection with the redemption of the Notes and the payout of the other term debt, we expensed the unamortized balance of debt issuance costs related to these debt instruments which totaled approximately $838,000 in the third quarter of 2006. In addition, the prepayment of the barite facilities financing resulted in a prepayment penalty of $369,000, which also was recorded in the third quarter of 2006.
     In December 2006, we entered into an agreement, which we refer to as the Revolving Credit Facility. The Revolving Credit Facility is in the maximum aggregate face amount of $100.0 million and matures on June 25, 2011. The Revolving Credit Facility is secured by a first lien on our U.S. accounts receivable and inventory and by a second lien on our U.S. tangible and intangible assets. Availability under the Revolving Credit Facility is based on a percentage of our eligible consolidated accounts receivable and inventory as defined in the Revolving Credit Facility.
     At December 31, 2006, the maximum amount we could borrow under the Revolving Credit Facility was $86.9 million. At December 31, 2006, $4.6 million in letters of credit were issued and outstanding and $44.8 million was outstanding under the Revolving Credit Facility, leaving $37.5 million of availability at that date. The Revolving Credit Facility bears interest at either a specified prime rate (8.25% at December 31, 2006), or the three month LIBOR rate (5.36% at December 31, 2006) plus a spread determined quarterly based upon the amount of the prior quarter average availability under the Revolving Credit Facility. The weighted average interest rates on the outstanding balances under the credit facilities for the years ended December 31, 2006 and 2005 were 7.73% and 6.52%, respectively.
     Both the Term Credit Facility and Revolving Credit Facility contain a fixed charge coverage ratio covenant and a debt to EBITDA ratio. As of December 31, 2006, we were in compliance with the covenants contained in these facilities. The Term Credit Facility and the Revolving Credit Facility also contain covenants that significantly limit our ability to pay dividends on our common stock, incur additional debt and repurchase our common stock.
     Ava, S.p.A, our European fluid systems and engineering subsidiary, which we refer to as Ava, maintains its own credit arrangements, consisting primarily of lines of credit with several banks, with the lines renewed on an annual basis. Advances under these short-term credit arrangements are typically based on a percentage of Ava’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was 6.32% at December 31, 2006. As of December 31, 2006, Ava had a total of $11.3 million outstanding under these facilities, including approximately $400,000 reported in long term debt. We do not provide a corporate guaranty of Ava’s debt.
     As of December 31, 2006, Ava had a swap arrangement in which Ava received a floating rate from a bank and paid a rate which varied based on inflation. Under the terms of the swap, Ava receives an annual payment from the bank based on a Euro notional amount of $5.3 million times the Euribor rate in effect as of the end of the determination period, and pays an annual amount to the bank based on the notional amount times a rate which varies according to both the Euribor rate and the published inflation rate for the Euro area. This arrangement requires annual settlements and matures in February 2015.
     During 2005, we entered into a secured financing facility which provides up to $8 million in financing for wooden mat additions. At December 31, 2006, we had borrowed $2.9 million under the facility. Principal payments totaling approximately $97,000 are required monthly for 48 months. Interest based on one-month LIBOR plus 3.45% is also payable monthly.
     With respect to additional off-balance sheet liabilities, we lease most of our office and warehouse space, barges, rolling stock and certain pieces of operating equipment under operating leases.

     Except as described in the preceding paragraphs, we are not aware of any material expenditures, significant balloon payments or other payments on long-term obligations or any other demands or commitments, including off-balance sheet items to be incurred within the next 12 months. Inflation has not materially impacted our revenues or income.
     A summary of our outstanding contractual and other obligations and commitments at December 31, 2006 is as follows (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years

Long-term debt and capital leases	$202.4	$4.2	$7.9	$190.2	$0.1
Foreign bank lines of credit	10.9	10.9	—	—	—
Interest on debt obligations	51.9	13.4	25.8	12.7	—
Operating leases	47.6	18.6	19.1	5.3	4.6
Trade accounts payable and accrued liabilities reflected in balance sheet	86.7	86.7
Purchase commitments, not accrued (1)	25.5	25.5	—	—	—
Other long-term liabilities reflected in balance sheet	4.3	—	4.3	—	—
Performance bond obligations	8.9	—	—	—	8.9
Standby letter of credit commitments not included elsewhere	4.1	4.1	—	—	—

Total contractual obligations	$442.3	$163.4	$57.1	$208.2	$13.6

(1)	Includes purchase order commitments for barite inventory (including $500,000 secured by standby letters of credit) not received as of December 31, 2006.
     We anticipate that the obligations and commitments listed above that are due in less than one year will be paid from operating cash flows.
Subsequent Event
     In February 2007 following a comprehensive review of all of our businesses, we decided to explore strategic alternatives with regards to our Environmental Services business, including the potential sale of this business. This decision is part of our newly developed strategic plan to focus our attention and capital on our Fluids Systems and Engineering and Mat and Integrated Services businesses. It is in these two segments where we believe there is a greater opportunity for earnings growth.
Critical Accounting Estimates
     Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, which requires us to make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments related to uncollectible accounts and notes receivable, inventory, impairments of long-lived assets, including goodwill and other intangibles and our valuation allowance for deferred tax assets. Note 1 to the consolidated financial statements contains the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.
     We believe the critical accounting policies described below affect our more significant judgments and estimates used in preparing our consolidated financial statements.

Allowance for Doubtful Accounts
     Reserves for uncollectible accounts receivable and notes receivable are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable. For notes receivable, our judgments with respect to collectibility include evaluating any underlying collateral.
     The majority of our revenues are from mid-sized and international oil companies and government-owned or government-controlled oil companies, and we have receivables in several foreign jurisdictions. Changes in oil and gas drilling activity or changes in economic conditions in foreign jurisdictions could cause our customers to be unable to repay these receivables, resulting in additional allowances. Since amounts due from individual customers can be significant, future adjustments to the allowance could be material.
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
Impairments
     Our consolidated balance sheet as of December 31, 2006 includes goodwill and other intangible assets, net of amortization, totalling $66.8 million. This amount has principally been recorded as a result of business combinations. The decrease in goodwill and other intangible assets from December 31, 2005 is principally due to recognition of the impairment of our goodwill and other intangible assets in the Environmental Services segment of $63.3 million discussed previously. In addition, our consolidated balance sheet as of December 31, 2006 includes property, plant and equipment, net of accumulated depreciation, of $228.0 million. As previously discussed, in 2006 we recorded an impairment charge of $9.2 million on property, plant and equipment in our Environmental Services segment. In assessing the recoverability of our goodwill, intangible assets and property, plant and equipment, we must make assumptions regarding estimated future cash flows and other factors to determine the value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges not previously recorded for these assets.
     We perform goodwill and intangible asset impairment tests on an annual basis or when facts and circumstances warrant a review. A significant amount of judgment is required in performing goodwill and other intangible assets impairment tests. These tests include estimating the fair value of our reporting units and other intangible assets. With respect to goodwill, we compare the estimated fair value of our reporting units with their respective carrying amounts, including goodwill. Under Financial Accounting Standard (“FAS”) 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. Our methods for estimating reporting unit fair values include discounted cash flows and multiples of earnings. We typically identify our reporting units based on geographic markets within each of our business segments.
     We perform property, plant and equipment and other long-lived asset impairment tests. In accordance with FAS 144, impairments are calculated based on a future cash flow concept. In estimating our expected future cash flows, we use a probability-weighted approach. We assess the impairment of goodwill, other intangible assets, property, plant and equipment and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable, any impairment is calculated and recorded as an impairment loss.
Income Taxes
     We have net deferred tax assets of $28.3 million at December 31, 2006. A valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2006, we had recorded a valuation allowance for all state NOLs and for NOLs generated during start up operations of certain of our foreign operations. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period this determination was made.
New Accounting Standards
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based on our preliminary evaluation, we do not expect adoption of FIN 48 to have a material impact on our consolidated financial position or results of operations.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
     Our policy historically has been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At December 31, 2006, we had total debt outstanding of $213.3 million, all of which is subject to variable rate terms.
     Our Term Credit Agreement requires that we enter into, and thereafter maintain, interest rate management transactions, such as interest rate swap arrangements, to the extent necessary to provide that at least 50% of the aggregate principal amount of the Term Credit Facility is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. To satisfy this requirement, we entered into an interest rate swap arrangement for the period from September 22, 2006 through March 22, 2008, which fixes the LIBOR rate applicable to 100% of the principle amount under the Term Credit Facility at 5.35% plus a spread based on our corporate family ratings by Moody’s and Standard & Poor’s. In addition, we entered into an interest rate cap arrangement that provides for a maximum LIBOR rate of 6.00% on the principal amount of $68.9 million for the period from March 22, 2008 through September 22, 2009. We paid a fee of $170,000 for the interest rate cap arrangement. Through this swap arrangement, we have effectively fixed the interest rate on $149.6 million, or 70.1%, of our total debt outstanding as of December 31, 2006.

     The fair value of the Term Credit Facility totaled $149.2 million at December 31, 2006, as compared to the recorded balance of $148.1 million. The fair value of the interest rate swap is a $286,000 liability as of December 31, 2006. The fair value of the interest rate cap is $87,000 as of December 31, 2006 as compared to the original cost of $170,000.
     As of December 31, 2006, Ava, S.p.A, our European fluids systems and engineering subsidiary, which we refer to as Ava, had a swap arrangement in which Ava received a floating rate from a bank and paid a rate which varied based on inflation. Under the terms of the swap, Ava receives an annual payment from the bank based on a Euro notional amount of $5.3 million times the Euribor rate in effect as of the end of the determination period, and pays an annual amount to the bank based on the notional amount times a rate which varies according to both the Euribor rate and the published inflation rate for the Euro area. This arrangement requires annual settlements and matures in February 2015. At December 31, 2006, the fair value of this arrangement represents a liability of approximately $790,000.
     The remaining $58.4 million of debt outstanding at December 31, 2006 bears interest at a floating rate. At December 31, 2006, the weighted average interest rate under our floating-rate debt was approximately 7.39%. A 200 basis point increase in market interest rates during 2007 would cause our annual interest expense to increase approximately $729,000, net of taxes, resulting in a $0.01 per diluted share reduction in annual earnings.
Foreign Currency
     Our principal foreign operations are conducted in Canada and in areas surrounding the Mediterranean Sea. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments. However, during the quarter ended March 31, 2005, our Canadian subsidiary committed to purchase approximately $2.0 million of barite from one of our U.S. subsidiaries and we entered into a foreign currency forward contract arrangement to reduce its exposure to foreign currency fluctuations related to this commitment. The forward contract requires that the Canadian subsidiary purchase approximately $2.0 million U.S. dollars at a contracted exchange rate of 1.2496 over a two year period. At December 31, 2006, the fair value of this forward contract represents a loss of approximately $6,000.

ITEM 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Newpark Resources, Inc.
We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newpark Resources, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Newpark Resources, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Ernst & Young LLP
New Orleans, Louisiana
March 13, 2007

Newpark Resources, Inc.
Consolidated Balance Sheets
December 31,

(In thousands, except share data)	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$13,218	$7,956
Trade accounts receivable, less allowance of $2,365 and $804 at December 31, 2006 and 2005, respectively	153,481	136,798
Notes and other receivables	2,740	12,572
Inventories	111,740	88,722
Deferred tax asset	22,970	16,231
Prepaid expenses and other current assets	13,014	13,413
Assets of discontinued operations	2,555	16,545

Total current assets	319,718	292,237

Property, plant and equipment, at cost, net of accumulated depreciation	227,962	224,247
Goodwill	55,143	116,841
Deferred tax asset	5,348	—
Other intangible assets, net of accumulated amortization	11,623	12,809
Other assets	7,875	5,160

	$627,669	$651,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Foreign bank lines of credit	$10,938	$10,890
Current maturities of long-term debt	4,208	12,696
Accounts payable	43,859	46,565
Accrued liabilities	42,809	40,646
Liabilities of discontinued operations	181	891

Total current liabilities	101,995	111,688

Long-term debt, less current portion	198,186	185,933
Deferred tax liabilities	—	4,211
Other noncurrent liabilities	4,345	2,737

Stockholders’ equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized, 89,675,292 and 88,436,112 shares outstanding at December 31, 2006 and 2005, respectively	897	884
Paid-in capital	444,763	436,636
Unearned restricted stock compensation	—	(235)
Accumulated other comprehensive income	7,940	7,616
Retained deficit	(130,457)	(98,176)

Total stockholders’ equity	323,143	346,725

	$627,669	$651,294

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Operations
Year Ended December 31,

(In thousands, except share data)	2006	2005	2004

Revenues	$668,199	$553,632	$431,469

Cost of revenues	577,514	493,275	396,802

	90,685	60,357	34,667

General and administrative expenses	20,022	9,545	9,394
Provision for uncollectible accounts	1,733	843	800
Impairment losses	72,636	–	3,399

Operating (loss) income	(3,706)	49,969	21,074

Foreign currency exchange loss (gain)	392	(527)	(301)
Interest and other income	(402)	(158)	(1,345)
Interest expense	19,975	16,155	14,797

(Loss) income from continuing operations before income taxes	(23,671)	34,499	7,923
(Benefit) provision for income taxes	(5,246)	11,450	2,807

(Loss) income from continuing operations	(18,425)	23,049	5,116
(Loss) income from discontinued operations, net of tax	(13,856)	(268)	381

Net (loss) income	(32,281)	22,781	5,497
Less: Preferred stock dividends and accretion	—	509	938

Net (loss) income applicable to common and common equivalent shares	$(32,281)	$22,272	$4,559

Basic and diluted earnings per share:
(Loss) income from continuing operations	$(0.21)	$0.26	$0.05
(Loss) income from discontinued operations	(0.15)	—	—

(Loss) income per common and common equivalent share	$(0.36)	$0.26	$0.05

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive (Loss) Income
 Year Ended December 31,

(In thousands)	2006	2005	2004

Net (loss) income	$(32,281)	$22,781	$5,497

Changes in interest rate swap and cap (net of tax of $129)	(240)	—	—
Foreign currency translation adjustments	564	(583)	3,166

Comprehensive (loss) income	$(31,957)	$22,198	$8,663

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Stockholders’ Equity
Year Ended December 31,

					Accumulated
				Unearned	Other Compre-
	Preferred	Common	Paid-In	Restricted	hensive	Retained
(In thousands)	Stock	Stock	Capital	Stock	Income	Deficit	Total

Balance at January 1, 2004	$30,000	$811	$400,049	$(803)	$5,033	$(125,007)	$310,083
Employee stock options and ESPP	—	2	1,061	—	—	—	1,063
Stock option compensation expense	—	—	256	—	—	—	256
Income tax effect, net, of exercised/forfeited/expired employee stock options	—	—	(146)	—	—	—	(146)
Amortization of restricted stock	—	—	—	331	—	—	331
Foreign currency translation	—	—	—	—	3,166	—	3,166
Preferred stock dividends	—	1	343	—	—	(938)	(594)
Conversion of Series C preferred stock	(10,000)	26	9,974	—	—	—	—
Net income	—	—	—	—	—	5,497	5,497

Balance at December 31, 2004	20,000	840	411,537	(472)	8,199	(120,448)	319,656
Employee stock options and ESPP	—	10	5,189	—	—	—	5,199
Stock option compensation expense	—	—	203	—	—	—	203
Income tax effect, net, of exercised/forfeited/expired employee stock options	—	—	(393)	—	—	—	(393)
Amortization of restricted stock	—	—	—	237	—	—	237
Foreign currency translation	—	—	—	—	(583)	—	(583)
Preferred stock dividends	—	—	134	—	—	(509)	(375)
Conversion of Series C preferred stock	(20,000)	34	19,966	—	—	—	—
Net income	—	—	—	—	—	22,781	22,781

Balance at December 31, 2005	—	884	436,636	(235)	7,616	(98,176)	346,725
Employee stock options and ESPP	—	11	5,611	—	—	—	5,622
Stock-based compensation expense	—	—	2,000	—	—	—	2,000
Reclass due to implementation of FAS 123(R)	—	—	66	235	—	—	301
Income tax effect, net, of exercised/forfeited/expired employee stock options	—	—	452	—	—	—	452
Cashless exercise of warrants	—	2	(2)	—	—	—	—
Changes in fair value of interest rate swap and cap (net of tax)	—	—	—	—	(240)	—	(240)
Foreign currency translation	—	—	—	—	564	—	564
Net loss	—	—	—	—	—	(32,281)	(32,281)

Balance at December 31, 2006	$—	$897	$444,763	$—	$7,940	$(130,457)	$323,143

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
Year Ended December 31,

(In thousands)	2006	2005	2004

Cash flows from operating activities:
Net (loss) income	$(32,281)	$22,781	$5,497
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation	24,434	22,341	18,106
Amortization	1,604	2,140	1,649
Stock-based compensation expense	2,000	741	587
(Benefit) provision for deferred income taxes	(15,671)	10,509	3,705
Provision for doubtful accounts	1,733	843	800
Gain on sale of assets	(863)	(1,383)	(78)
Impairment losses	90,439	—	3,399
Change in assets and liabilities, net of acquisitions:
Decrease in restricted cash	—	—	8,029
Increase in accounts and notes receivable	(15,346)	(41,330)	(7,886)
Increase in inventories	(23,887)	(4,763)	(10,307)
Increase in other assets	(6,301)	(4,649)	(2,400)
(Decrease) increase in accounts payable	(5,628)	8,060	(1,329)
Increase in accrued liabilities and other	6,440	14,202	1,832

Net cash provided by operations	26,673	29,492	21,604

Cash flows from investing activities:
Capital expenditures	(36,391)	(35,784)	(21,683)
Proceeds from sale of property, plant and equipment	2,622	1,471	395
Insurance proceeds from property, plant and equipment claim	3,471	1,365	—
Acquisitions, net of cash acquired	—	(881)	—
Payment received on former shipyard operation note receivable	—	—	6,328

Net cash used in investing activities	(30,298)	(33,829)	(14,960)

Cash flows from financing activities:
Net borrowings (payments) on lines of credit	10,858	8,969	(15,442)
Principal payments on notes payable and long-term debt	(158,683)	(13,242)	(5,049)
Long-term borrowings	150,132	4,664	15,558
Proceeds from exercise of stock options and ESPP	5,622	5,199	1,028
Tax benefit from exercise of stock options	644	427	—
Preferred stock dividends paid in cash	—	(375)	(675)

Net cash provided by (used in) financing activities	8,573	5,642	(4,580)

Effect of exchange rate changes	314	(371)	266

Net increase in cash and cash equivalents	5,262	934	2,330

Cash and cash equivalents at beginning of year	7,956	7,022	4,692

Cash and cash equivalents at end of year	$13,218	$7,956	$7,022

See Accompanying Notes to Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Organization and Principles of Consolidation. Newpark Resources, Inc., a Delaware corporation, provides integrated fluids management, environmental and oilfield services to the oil and gas exploration and production (“E&P”) industry, principally in the U.S. Gulf Coast, West Texas, the U.S. Mid-continent, the U.S. Rocky Mountains, Canada, Mexico, Brazil and areas of Europe and North Africa surrounding the Mediterranean Sea. The consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries (“we,” “our” or “us”). Investments in entities in which we own 20 percent to 50 percent and exercise significant influence over operating and financial policies, but do not control and are not the primary beneficiary, are accounted for using the equity method. All material intercompany transactions are eliminated in consolidation. We have reclassified certain amounts previously reported to conform with the presentation at December 31, 2006.
Use of Estimates and Market Risks. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in preparing our consolidated financial statements include, but are not limited to, the following: allowances for product returns in our fluids systems and engineering segment; allowances for doubtful accounts; reserves for inventory obsolescence; fair values used for goodwill impairment testing; undiscounted cash flows used for impairment testing on long-lived assets; and valuation allowances for deferred tax assets.
     Our operating results depend primarily on oil and gas drilling activity levels in the markets we serve. Drilling activity, in turn, depends on oil and gas commodities pricing, inventory levels and product demand. Oil and gas prices and activity are cyclical and volatile. This market volatility has a significant impact on our operating results.
Cash Equivalents. All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash equivalents.
Accounts Receivable. Accounts receivable at December 31, 2006 and 2005 includes the following:

(In thousands)	2006	2005

Trade receivables	$132,332	$113,172
Unbilled revenues	23,514	24,430

Gross trade receivables	155,846	137,602
Allowance for doubtful accounts	(2,365)	(804)

Net trade receivables	$153,481	$136,798

Inventories. Inventories are stated at the lower of cost (principally average and first-in, first-out) or market. Certain costs associated with the acquisition, production and blending of inventory in our fluids systems and engineering segment are capitalized as a component of the carrying value of the inventory and expensed as a component of cost of revenues as the products are sold.

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
     Depreciation expense was $24,434,000 $22,341,000 and $18,106,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
     We compute the provision for depreciation on certain of our E&P waste and NORM disposal assets (“the waste disposal assets”) and our barite grinding mills using the unit-of-production method. In applying this method, we have considered certain factors which affect the expected production units (lives) of these assets. These factors include obsolescence, periods of nonuse for normal maintenance and economic slowdowns and other events which are reasonably predictable.
Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the asset are realized. Any period costs of maintaining intangible assets are expensed as incurred.
Impairment of Long-Lived Assets. We perform annual impairment testing of goodwill for each of our reporting units as of November 1, or more frequently if circumstances warrant. We determine impairment of goodwill by comparing the carrying amounts of our reporting units with fair values, which we estimate using a combination of a market multiple and discounted cash flow approach. We typically identify our reporting units based on geographic markets within each of our business segments. In 2006, our annual goodwill impairment testing indicated that our goodwill was impaired. As further discussed in Note 4, we recorded an impairment charge of $62.7 million in the fourth quarter of 2006 related to goodwill of two reporting units in our environmental services segment.
     We review property, plant and equipment, intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess recoverability based on expected undiscounted future net cash flows. In estimating expected cash flows, we use a probability-weighted approach. Should the review indicate that the carrying value is not fully recoverable, the amount of impairment loss is determined by comparing the carrying value to the fair value, which is estimated based on a discounted cash flow analysis. As further discussed in Note 4, we recorded impairment charges totaling $9.9 million related to long-lived assets of the Gulf Coast reporting unit in our environmental services segment.

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
     Revenues in the mat and integrated services segment are generated from both fixed price and unit-priced contracts, which are short-term in duration. The activities under these contracts include site preparation, pit design, construction and drilling waste management, and installation and use of composite or wooden mat systems during an initial period. This initial period, which is generally 60 days, includes revenues and costs for site preparation, installation and use of mat systems. Revenues from these contracts are recorded using the percentage-of-completion method based on project milestones as specified in the contracts.
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
     For our environmental services segment, revenues are recognized when we take title to the waste, which is upon receipt of the waste at the facility. All costs related to the transporting and disposing of the waste received are accrued when that revenue is recognized.
     All reimbursements by customers of shipping and handling costs are included in revenues. Shipping and handling costs are included in cost of revenues in the income statement.
Income Taxes. We provide for deferred taxes using an asset and liability approach by measuring deferred tax assets and liabilities due to temporary differences existing at year end using currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. We follow the ordering provisions of the tax law to determine if excess tax benefits related to stock-based compensation has been realized during the period.
Stock-Based Compensation. Effective January 1, 2006, we recognized stock-based compensation in accordance with FAS 123(R) “Share-Based Payment,” using a modified prospective method of application. FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. We use the Black-Scholes option-pricing model for measuring the fair value of stock options granted. Under the provisions of FAS 123(R) and using the modified prospective application method, we recognize stock-based compensation based on the grant date fair value, net of an estimated forfeiture rate, for all share-based awards granted after December 31, 2005, and granted prior to, but not yet vested as of December 31, 2005, on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. Under the modified prospective application, the results of prior periods were not restated.
Foreign Currency Transactions. The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries maintain their accounting records in the respective local currency. These currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected in “accumulated other comprehensive income,” a component of stockholders’ equity. Foreign currency transaction gains (losses), if any, are credited or charged to income. We recorded a net transaction loss totaling $392,000 in 2006. We recorded net transaction gains totaling $527,000 and $301,000 in 2005 and 2004, respectively. At December 31, 2006 and 2005, cumulative foreign currency translation gains related to foreign subsidiaries reflected in stockholders’ equity amounted to $7.7 million and $7.6 million, respectively.
Derivative Financial Instruments. We monitor our exposure to various business risks including interest rates and foreign currency exchange rates and occasionally use derivative financial instruments to manage the impact of certain of these risks. At the inception of a new derivative, we designate the derivative as a cash flow or fair value hedge or we determine the derivative to be undesignated as a hedging instrument based on the underlying facts. See Note 14 for further information regarding our accounting for derivative financial instruments.
New Accounting Standards. On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based on our preliminary evaluation, we do not expect adoption of FIN 48 to have a material impact on our consolidated financial position or results of operations.
2. Discontinued Operations
     On August 24, 2006, our management with the approval of the Executive Committee of our Board of Directors determined to shut down the operations of Newpark Environmental Water Solutions, LLC, which we refer to as NEWS, and to dispose of, sell or redeploy all of the assets used in connection with its operations. NEWS was formed in early 2005 to commercialize in the United States and Canada a proprietary and patented water treatment technology owned by a Mexican company. In connection with the shut-down, we recognized, in the quarter ended September 30, 2006, a non-cash pre-tax impairment charge of $17.8 million against the assets attributable to the water treatment business. This impairment charge relates to the write-down of investments in property, plant and equipment of $15.8 million and advances and other capitalized costs associated with certain agreements totaling $2.0 million.
     As of December 31, 2006, all of the assets of NEWS, including certain assets related to disposal and water treatment operations in Wyoming which existed prior to the start up of NEWS, have been either abandoned or held for sale. The related operations have been classified as discontinued operations as the operations ceased at those facilities as of December 31, 2006. This activity was previously recorded in the environmental services segment. If we are unable to sell the NEWS assets, we may incur pre-tax cash charges of approximately $3.5 million to $4.0 million, relating to costs of exiting this business, which will be expensed as incurred.

     We have reclassified the consolidated financial statements for all periods presented to reflect these operations as discontinued. Summarized financial information from discontinued operations is presented in the following table for the years ended December 31,

(In thousands)	2006	2005	2004

Revenues	$1,020	$1,386	$1,953
Cost of revenues	4,495	1,794	1,365
Impairment loss	17,804	—	—

(Loss) income from discontinued operations before income taxes	(21,279)	(408)	588
Income tax (benefit) provision	(7,423)	(140)	207

(Loss) income from discontinued operations, net of tax	$(13,856)	$(268)	$381

     Assets and liabilities of discontinued operations are as follows as of December 31:

(In thousands)	2006	2005

Current assets	$168	$503
Property, plant and equipment	56	14,163
Other assets	2,331	1,879

Assets of discontinued operations	$2,555	$16,545

Liabilities of discontinued operations	$181	$891

3. Acquisitions
     On April 18, 2005, we acquired OLS Consulting Services, Inc. (“OLS”) in exchange for a cash payment of $1.3 million, including $400,000 reported in general and administrative expenses, which was allocated to the settlement of litigation described in Note 13. The principal assets of OLS included patents licensed to The Loma Company, LLC (“LOMA”) for use in the manufacture of composite mats, its 51% membership interest in LOMA and a note receivable from LOMA. As a result of the acquisition of OLS, we own all of the outstanding equity interests in LOMA.
     The acquisition of OLS and consolidation of LOMA were accounted for under FAS 141. The purchase price was allocated to the net assets of OLS and LOMA based on estimates of fair value at the date of acquisition. The effect on our consolidated balance sheet was as follows (in thousands):

Current assets, net of cash acquired	$467
Property, plant and equipment	15,660
Intangible assets – patents (15 year weighted average life)	4,642
Accrued liabilities	(21)
Current and long-term debt	(6,166)
Deferred tax liability	(37)
Notes and other receivables	(567)
Other assets	(13,097)

Cash purchase price, net of cash acquired	$881

     Prior to the acquisition of OLS in 2005, management had determined that we were the primary beneficiary of LOMA. However, due to the ongoing dispute and pricing litigation discussed in Note 13, we did not have access to and were unable to obtain current and reliable financial information for LOMA as of and for the year ended December 31, 2004.
4. Goodwill, Other Intangibles and Impairments of Long-Lived Assets
     Changes in the carrying amount of goodwill by segment are as follows:

			Mat and
	Environmental	Fluid Systems &	Integrated
(In thousands)	Services	Engineering	Services	Total
Balance at January 1, 2004	$62,596	$43,361	$9,912	$115,869
Effects of foreign currency	330	1,215	—	1,545

Balance at December 31, 2004	62,926	44,576	9,912	117,414
Effects of foreign currency	155	(728)	—	(573)

Balance at December 31, 2005	63,081	43,848	9,912	116,841
Effects of foreign currency	126	865	—	991
Impairment losses	(62,689)	—	—	(62,689)

Balance at December 31, 2006	$518	$44,713	$9,912	$55,143

     Our 2006 goodwill impairment review indicated that the majority of goodwill in two reporting units in our environmental services segment was impaired as of November 1, 2006, our annual impairment review date. This impairment related to our Gulf Coast and Canadian reporting units of this segment. The principal factors which gave rise to the impairment were reduced market multiples and reduced expected future cash flows resulting from increased competition and changes in the outlook of the regulatory environment.
     Further, we evaluated our other tangible and intangible assets of the affected reporting units. Based on that evaluation, we determined that certain fixed assets and intangible assets also were impaired. During the fourth quarter of 2006, we recorded an impairment charge totaling $9.9 million related to the long-lived assets of our Gulf Coast reporting unit in our environmental services segment. We recorded impairment charges of $9.2 million in property, plant and equipment, $635,000 in intangible assets, and $70,000 in other assets.
     Other intangible assets consist of the following:

			December 31, 2006			December 31, 2005
	Weighted
	Average
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	In Years	Amount	Amortization	Net	Amount	Amortization	Net

Technology related	16	$11,291	$5,410	$5,881	$11,274	$4,590	$6,684
Marketing related	2	640	160	480	503	450	53
Customer related	10	1,116	604	512	1,251	412	839

Total amortizing intangible assets		13,047	6,174	6,873	13,028	5,452	7,576
Contract related		3,900	—	3,900	4,471	—	4,471
Marketing related		850	—	850	762	—	762

Total non-amortizing intangible assets		4,750	—	4,750	5,233	—	5,233

Total intangible assets		$17,797	$6,174	$11,623	$18,261	$5,452	$12,809

     All of our intangible assets are subject to amortization, except for a portion of our contract related and marketing related intangibles, which are deemed to have an indefinite life.

Total amortization expense for the years ended December 31, 2006, 2005 and 2004 related to other intangibles was $1,015,000, $999,000 and $699,000, respectively.
     Estimated future amortization expense for the years ended December 31 is as follows (in thousands):

2007	$1,227
2008	1,057
2009	897
2010	811
2011	639
5. Inventory
     Inventory consisted of the following items at December 31:

(In thousands)	2006	2005

Finished Goods-composite mats	$14,458	$10,030

Raw materials and products:
Logs	3,451	6,084
Drilling fluids raw materials and products	89,240	69,621
Supplies and other	4,591	2,987

Total raw materials and products	97,282	78,692

Total inventory	$111,740	$88,722

6. Property, Plant and Equipment
     Our investment in property, plant and equipment consisted of the following at December 31:

(In thousands)	2006	2005

Land	$16,451	$16,636
Buildings and improvements	59,874	61,587
Machinery and equipment	220,877	206,034
Construction in progress	8,805	7,487
Mats	53,703	46,384
Other	2,689	2,866

	362,399	340,994
Less accumulated depreciation	(134,437)	(116,747)

	$227,962	$224,247

     As described in Note 4, we recorded impairment charges on certain long-lived assets, which included $9.2 million of property, plant and equipment.

7. Financing Arrangements
     Financing arrangements consisted of the following at December 31, 2006 and 2005:

(In thousands)	2006	2005

Term Credit Facility	$149,625	$—
Senior subordinated notes	—	125,000
Credit facility-revolver	44,825	32,743
Credit facility-term	—	8,830
Barite facilities financing	—	13,125
Foreign bank lines of credit	11,348	11,116
Mat financing	3,837	5,124
LOMA financing	—	4,402
Other, principally capital leases secured by composite mats, machinery and equipment	3,697	9,179

	213,332	209,519
Less: current portion	(15,146)	(23,586)

Long-term portion	$198,186	$185,933

     In August 2006, we entered into a term credit agreement which we refer to as the Term Credit Facility. This Term Credit Facility, in the aggregate face amount of $150.0 million, has a five-year term and had an initial interest rate of LIBOR plus 3.25%, based on our corporate family ratings by Moody’s and Standard & Poor’s. Effective January 25, 2007, the spread was lowered to 3.0%. The maturity date of the Term Credit Facility is August 18, 2011.
     The Term Credit Facility requires that we enter into, and thereafter maintain, interest rate management transactions, such as interest rate swap arrangements, to the extent necessary to provide that at least 50% of the aggregate principal amount of the Term Credit Facility is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. To comply with this requirement, we entered into an interest rate swap arrangement for the period from September 22, 2006 through March 22, 2008, which fixes the LIBOR rate applicable to 100% of the principal amount under the Term Credit Facility at 5.35% plus a spread based on our corporate family ratings by Moody’s and Standard & Poor’s. In addition, we entered into an interest rate cap arrangement that provides for a maximum LIBOR rate of 6.00% on the principal amount of $68.9 million for the period from March 22, 2008 through September 22, 2009.
     We made a draw down of the entire Term Credit Facility on September 22, 2006, and partially used it to redeem our outstanding 8 5/8% Senior Subordinated Notes, which we refer to as the Notes, in the principal amount of $125.0 million plus accrued interest. In addition, we repaid the barite facilities financing and the term portion of a prior revolving credit facility. The Term Credit Facility is a senior secured obligation of ours and is secured by first liens on all of our U.S. tangible and intangible assets, excluding our accounts receivable and inventory, and by a second lien on U.S. accounts receivable and inventory. The Term Credit Facility is callable at face value, except for a 1% call premium if called at any time during the first year. We make quarterly payments on the principal of the Term Credit Facility of $375,000. We are also required to make an annual principal reduction equal to 25% to 50% of excess cash flow based on our consolidated leverage ratio. We expect this payment to be approximately $4.7 million for the year ended December 31, 2006.
     In connection with the redemption of the Notes and the payout of the other term debt, we expensed the unamortized balance of debt issuance costs related to these debt instruments which totaled $838,000 in the third quarter of 2006. In addition, the prepayment of the barite facilities financing resulted in a prepayment penalty of approximately $369,000, which also was recorded in the third quarter of 2006.

     In December 2006, we entered into an agreement, which we refer to as the Revolving Credit Facility. The Revolving Credit Facility is in the aggregate face amount of $100.0 million and matures on June 25, 2011. The Revolving Credit Facility is secured by a first lien on our U.S. accounts receivable and inventory and by a second lien on our U.S. tangible and intangible assets. Availability under the Credit Facility is based on a percentage of our eligible consolidated accounts receivable and inventory as defined in the Revolving Credit Facility.
     At December 31, 2006, the maximum amount we could borrow under the Revolving Credit Facility was $86.9 million. At December 31, 2006, $4.6 million in letters of credit were issued and outstanding and $44.8 million was outstanding under the Revolving Credit Facility, leaving $37.5 million of availability at that date. The Revolving Credit Facility bears interest at either a specified prime rate (8.25% at December 31, 2006), or the applicable LIBOR rate (5.36% at December 31, 2006) plus a spread determined quarterly based upon the amount of the prior quarter average availability under the Revolving Credit Facility. The weighted average interest rates on the outstanding balances under the credit facilities for the years ended December 31, 2006 and 2005 were 7.73% and 6.52%, respectively.
     Both the Term Credit Facility and Revolving Credit Facility contain a fixed charge coverage ratio covenant and a debt to EBITDA ratio. As of December 31, 2006, we were in compliance with the covenants contained in these facilities. The Term Credit Facility and the Revolving Credit Facility also contain covenants that significantly limit our ability to pay dividends on our common stock, incur additional debt and repurchase our common stock.
     Ava, S.p.A, our European fluid systems and engineering subsidiary, which we refer to as Ava, maintains its own credit arrangements, consisting primarily of lines of credit with several banks, with the lines renewed on an annual basis. Advances under these short-term credit arrangements are typically based on a percentage of Ava’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was 6.32% at December 31, 2006. As of December 31, 2006, Ava had a total of $11.3 million outstanding under these facilities, including approximately $400,000 reported in long term debt. We do not provide a corporate guaranty of Ava’s debt.
     During 2005, we entered into a secured financing facility which provides up to $8 million in financing for wooden mat additions. At December 31, 2006, we had borrowed $2.9 million under the facility. Principal payments totaling approximately $97,000 are required monthly for 48 months. Interest based on one-month LIBOR plus 3.45% is also payable monthly.
     As a result of the acquisition described in Note 3, we acquired the debt obligations of LOMA (the “LOMA financing”). These obligations required monthly principal payments of $147,000, interest and letter of credit fees payable monthly based on a variable rate. During 2006 we paid the remaining balance of the LOMA financing with proceeds from the Term Credit Facility.
     For the years ended December 31, 2006, 2005 and 2004, we incurred interest cost of $20,516,000, $16,915,000 and $15,120,000, respectively, of which $541,000, $760,000 and $323,000, respectively, was capitalized on qualifying construction projects.
     Scheduled maturities of long-term debt are $15,146,000 in 2007, $5,567,000 in 2008, $2,295,000 in 2009, $1,644,000 in 2010, $188,577,000 in 2011 and $103,000 thereafter.

8. Income Taxes
     The provision for income taxes charged to continuing operations was as follows:

	Year Ended December 31,
(In thousands)	2006	2005	2004

Current tax expense (benefit):
U.S. Federal	$661	$366	$7
State	746	281	163
Foreign	1,893	154	(861)

Total current	3,300	801	(691)

Deferred tax expense (benefit):
U.S. Federal	(8,972)	10,281	3,196
State	62	(96)	302
Foreign	364	464	—

Total deferred	(8,546)	10,649	3,498

Total (benefit) provision	$(5,246)	$11,450	$2,807

     The total (benefit) provision was allocated to the following component of (loss) income:

	Year Ended December 31,
(In thousands)	2006	2005	2004

(Loss) income from continuing operations	$(5,246)	$11,450	$2,807
(Loss) income from discontinued operations	(7,423)	(140)	207

Total (benefit) provision	$(12,669)	$11,310	$3,014

     (Loss) income from continuing operations before income taxes was as follows:

	Year Ended December 31,
(In thousands)	2006	2005	2004

U.S.	$(28,356)	$31,548	$9,790
Foreign	4,685	2,951	(1,867)

(Loss) income from continuing operations before income taxes	$(23,671)	$34,499	$7,923

     The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
	2006	2005	2004

Income tax (benefit) expense at statutory rate	(35.0)%	35.0%	35.0%
Nondeductible expenses	6.8	2.7	9.6
Nondeductible goodwill	16.8	—	—
Different rates on (losses) earnings of foreign operations	(1.5)	0.6	(0.3)
State taxes, net	2.3	0.5	5.5
Tax exempt foreign earnings due to tax holidays	(5.2)	—	—
Benefit of foreign interest deductible in U.S.	(2.1)	(1.9)	(5.0)
Deferred taxes no longer required	—	(1.3)	(5.9)
Increase (decrease) in valuation allowance	—	(0.1)	1.5
Other	(4.3)	(2.3)	(5.0)

Total income tax expense	(22.2)%	33.2%	35.4%

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

(In thousands)	2006	2005

Deferred tax assets:
Net operating losses	$53,283	$60,255
Accruals not currently deductible	3,812	3,188
Bad debts	851	322
Alternative minimum tax credits	3,091	2,714
Foreign tax credits	1,635	1,635
All other	2,695	3,730

Total deferred tax assets	65,367	71,844
Valuation allowance	(12,566)	(11,045)

Total deferred tax assets, net of allowances	52,801	60,799
Deferred tax liabilities:
Accelerated depreciation and amortization	23,467	48,800
All other	1,016	(21)

Total deferred tax liabilities	24,483	48,779

Total net deferred tax assets	$28,318	$12,020

     For U.S. federal income tax purposes, we have net operating loss carryforwards (“NOLs”) of approximately $117.1 million (net of amounts disallowed pursuant to IRC Section 382) that, if not used, will expire in 2019 through 2023. We also have approximately $3.1 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. Additionally, for state income tax purposes, we have NOLs of approximately $225.0 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in year 2007 through 2024.
     At December 31, 2006, we have recognized a net deferred tax asset of $28.3 million. The realization of this deferred tax asset is dependent on our ability to generate taxable income in future periods. Although we have cummulative losses in recent years, we believe that our estimate of our ability to generate future earnings based on our present operations and the current market outlook supports recognition of this amount. A valuation allowance must be established to offset a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2006 and December 31, 2005, we have recorded a valuation allowance for the net benefit of all state NOLs.
     In 2006, the valuation allowance increased $1,521,000. This was primarily due to additional foreign NOLs in Mexico and Brazil and additional state NOLs.
     In 2005, deferred tax expense included a decrease in the valuation allowance for utilization of deferred tax assets of $46,000. In 2004, the Mexican NOL was fully reserved in the allowance. The decrease in 2005 is to reflect the utilization of a portion of the NOL against current Mexican earnings. The valuation allowance increased $1.5 million overall, net of the decrease for Mexican NOLs, due to an increase of $644,000 for 65% of the foreign tax credits generated during 2005 and an increase of $882,000 for an adjustment to state tax NOLs.
     As of December 31, 2005, we had a reserve for tax exposure items totaling $1.3 million related to Canadian tax matters. The reserve was utilized in 2006 due to the resolution of a Canadian audit and payment of taxes due.
     Unremitted foreign earnings reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $10.9 million at December 31, 2006. We have the ability and intent to leave these foreign earnings permanently reinvested abroad.
     We operate in a foreign tax jurisdiction which has granted tax holidays, one of which terminates on December 31, 2007 and the other on December 31, 2009. The current tax benefit in 2006 attributable to these holidays was $1.2 million, or $0.01 per share.
9. Capital Stock
     Common stock
     Changes in outstanding Common Stock for the years ended December 31, 2006, 2005 and 2004 were as follows:

(In thousands of shares)	2006	2005	2004

Outstanding, beginning of year	88,436	84,021	81,073
Shares issued upon conversion of preferred stock	—	3,396	2,629
Shares issued upon exercise of options	974	935	178
Shares issued under employee stock purchase plan	61	61	75
Shares issued for preferred stock dividends	—	23	66
Shares issued upon cashless exercise of Series A warrants	204	—	—

Outstanding, end of year	89,675	88,436	84,021

     Preferred stock
     We have been authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value. Changes in outstanding preferred stock were as follows:

	Years Ended December 31,

(dollars in thousands, except per share amounts)	2006		2005		2004
	Shares		Shares		Shares

Outstanding at beginning of year	—	—	80,000	$20,000	120,000	$30,000
Shares converted to common stock	—	—	(80,000)	(20,000)	(40,000)	(10,000)

Outstanding at end of year	—	—	—	—	80,000	$20,000

Weighted-average conversion price per share		—		$5.89		$3.80
     On June 1, 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our Common Stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. The Series B Warrant has a term of seven years, expiring June 1, 2007. There were no redemption features to the Series B Preferred Stock. The aggregate purchase price for these instruments was $30.0 million, of which approximately $26.5 million was allocated to the Series B Preferred Stock and approximately $3.5 million to the Series B Warrant. As of December 31, 2006, the Series B Warrant, as adjusted for certain anti-dilution provisions, provided for the right to purchase up to 1,922,770 shares of our Common Stock at an exercise price of $9.96 per share.
     On December 28, 2000, we completed the sale of 120,000 shares of Series C Convertible Preferred Stock, $0.01 par value per share (the “Series C Preferred Stock”). There were no redemption features to the Series C Preferred Stock. The aggregate purchase price for this instrument was $30.0 million.
     The agreements pursuant to which the Series B and Series C Preferred Stock and the Warrant were issued (the “Agreements”) require us to use our best efforts to register under the Securities Act of 1933, as amended, which we refer to as the Securities Act, all of the shares of Common Stock issuable upon exercise of the Warrant and 1.5 times the number of shares of Common Stock issuable as of the effective date of the registration statement upon conversion of the Series B and Series C Preferred Stock or as dividends on the Series B and Series C Preferred Stock. We will be required to increase the number of shares registered under the registration statement if the total number of shares of Common Stock issued and issuable under the Warrant and with respect to the Series B and Series C Preferred Stock exceeds 80% of the number of shares then registered. The registration statements currently cover approximately 13.7 million shares of Common Stock.
     Cumulative dividends were payable on the Series B and Series C Preferred Stock quarterly in arrears. The dividend rate was 4.5% per annum, based on the stated value of $250 per share of Series B and Series C Preferred Stock. Dividends payable on the Series B and Series C Preferred Stock could be paid at our option either in cash or by issuing shares of our Common Stock that had been registered under the Securities Act. The number of shares of our Common Stock to be issued as dividends was determined by dividing the cash amount of the dividend otherwise payable by the market value of the Common Stock determined in accordance with the provisions of the certificate relating to the Series B and Series C Preferred Stock. No dividends were paid in 2006. In 2005, dividends were paid in cash and in the form of common stock.
     On April 16, 1999, we issued 150,000 shares of Series A Cumulative Perpetual Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), and a warrant (the “Series A Warrant”) to purchase up to 2,400,000 shares of our Common Stock at an exercise price of $8.50 per share, subject to anti-dilution adjustments. The Series A Warrant had a term of seven years, expiring April 15, 2006. The aggregate purchase price for these instruments was $15.0 million, of which approximately $12.8 million was allocated to the Series A Preferred Stock and approximately $2.2 million to the Series A Warrant. In February 2006, the holder of the Series A Warrant elected to execute a cashless exercise of its right to purchase 2,862,580 shares, the number of shares then exercisable under the Series A Warrant as adjusted for anti-dilution provisions, in exchange for 203,934 shares of our Common Stock valued at $9.15 at the time of exercise.
10. Earnings per Share
     The following table presents the reconciliation of the numerator and denominator for calculating earnings per share:

	Year Ended December 31,
(In thousands, except per share data)	2006	2005	2004

Net (loss) income	$(32,281)	$22,781	$5,497
Less: Preferred stock dividends and accretion	—	509	938

(Loss) income applicable to common and common equivalent shares	$(32,281)	$22,272	$4,559

Weighted average number of common shares outstanding	89,333	85,950	83,655
Add: Net effect of dilutive stock options and warrants	—	504	237

Adjusted weighted average number of common shares outstanding	89,333	86,454	83,892

(Loss) income applicable to common and common equivalent shares:
Basic	$(0.36)	$0.26	$0.05
Diluted	$(0.36)	$0.26	$0.05

Stock options and warrants excluded from calculation of diluted earnings per share because anti-dilutive for the period	6,114	5,772	8,027

     For the years ended December 31, 2005 and 2004, the net effects of the assumed conversion of preferred stock were excluded from the computation of diluted income per share because the effects were anti-dilutive.
11. Stock Based Compensation and Other Benefit Plans
     At December 31, 2006, we had several stock-based employee compensation plans as described below. Our policy is to issue new shares for exercises of stock options and vesting of nonvested stock awards.
2006 Equity Incentive Plan
     In December 2006, our stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), pursuant to which the Compensation Committee of our Board of Directors may grant to key employees, including executive officers and other corporate and divisional officers, a variety of forms of equity-based compensation, including options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards, and performance-based awards. The maximum number of shares of common stock issuable under the 2006 Plan is 2,000,000. Under the 2006 Plan, the annual maximum number of shares that may be covered by stock options and stock appreciation rights (in the aggregate) granted to any single participant is 200,000, and the annual maximum number of shares that may be covered by all other awards (in the aggregate) to any single participant is 100,000. The Compensation Committee has complete authority, subject to the express provisions of the 2006 Plan, to approve the employees to be granted awards, to determine the number of stock options or other awards to be granted, to set the terms and conditions of the awards, to remove or adjust any restrictions and conditions upon those awards, and to adopt rules and regulations, and to make all other determinations deemed necessary or desirable for the administration of the 2006 Plan. During the year ended December 31, 2006, 80,000 stock options were granted under the 2006 Plan. The terms of the award agreement provide for equal vesting over a three-year period and a term of seven years. At December 31, 2006, 1,920,000 shares were available for award under the 2006 Plan.
     Prior to approval of the 2006 Plan, stock options were granted under the 1995 Incentive Stock Option Plan (the “1995 Plan”). The terms of options granted under the 1995 Plan generally provided for equal vesting over a three-year period and a term of seven years. After November 1, 2005, no options were able to be granted under the 1995 Plan, but unexpired options granted before that date continue in effect in accordance with their terms until they are exercised or expire.
2004 Non-Employee Directors’ Stock Option Plan
     In June 2004, our stockholders approved the 2004 Non-Employee Directors’ Stock Option Plan (the “2004 Plan”). Under the 2004 Plan, each non-employee director was granted a stock option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on June 9, 2004. In addition, each new non-employee director, on the date of his or her election to the Board of Directors (whether elected by the stockholders or the Board of Directors), automatically is granted a stock option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Twenty percent of those option shares become exercisable on each of the first through the fifth anniversaries of the date of grant. The 2004 Plan also provides for the automatic additional grant to each non-employee director of stock options to purchase 10,000 shares of common stock each time the non-employee director is re-elected to the Board of Directors. One-third of those option shares become exercisable on each of the first through the third anniversaries of the date of grant. The term of options granted under the 2004 Plan is 10 years. Non-employee directors are not eligible to participate in any other stock option or similar plans currently maintained by us. The 2004 Plan superseded the 1993 Non Employee Directors’ Stock Option Plan. During the year ended December 31, 2006, 100,000 stock options were granted under the 2004 Plan. At December 31, 2006, 770,000 shares were available for award under the 2004 Plan.
2003 Long-Term Incentive Plan
     Our stockholders approved the 2003 Long Term Incentive Plan (the “2003 Plan”) in June 2003. Under the 2003 Plan, awards of share equivalents are made at the beginning of overlapping three-year performance periods. These awards vest and become payable in our common stock if certain performance criteria are met over the three-year performance period. During the year ended December 31, 2006, awards of 444,833 share equivalents were made under the 2003 Plan.
     Subject to adjustment upon a stock split, stock dividend or other recapitalization event, the maximum number of shares of common stock that may be issued under the 2003 Plan is 1,000,000. The common stock issued under the 2003 Plan will be from authorized but unissued shares of our common stock, although shares issued under the 2003 Plan that are reacquired due to a forfeiture or any other reason may again be issued under the 2003 Plan. The maximum number of shares of common stock that may be granted to any one eligible employee during any calendar year is 50,000. At December 31, 2006, 346,167 shares were available for award under the 2003 Plan.
     The Compensation Committee may use various business criteria to set the performance objectives for awards under the 2003 Plan. For awards made during 2006, the Compensation Committee determined that our cumulative earnings per share for the three-year performance period ending December 31, 2008 is the performance criterion for vesting in the award shares. For awards made during 2005 and 2004, the Compensation Committee determined that the performance criterion applicable to 50% of the award shares is our annualized total stockholder return compared to our peers in the PHLX Oil Service Sectorsm (OSXsm) industry group index published by the Philadelphia Stock Exchange. The criterion applicable to the remaining 50% of the 2005 and 2004 award shares is our average return on equity over the three-year period. Partial vesting occurs when our performance achieves “expected” levels, and full vesting occurs if our performance is at the “over-achievement” level for both performance measures, in each case measured over the entire three-year performance period. No shares vest if our performance level is below the “expected” level, and straight-line interpolation will be used to determine vesting if performance is between “expected” and “over-achievement” levels.
     Pursuant to FAS 123(R), the awards subject to the annualized total stockholder return criterion contain a market condition. The fair value of the awards subject to the market condition was calculated using Monte Carlo simulation. The awards subject to the earnings per share and average return on equity criteria contain performance conditions.
Employment Inducements
     During the year ended December 31, 2006, the Compensation Committee granted stock-based awards to certain of our new executive officers as inducements to accept employment. Our chief executive officer was granted 375,000 stock options and 200,000 time-restricted shares. The stock options vest ratably over three years and the time-restricted shares vest ratably over five years. Our chief administrative officer and general counsel and our chief financial officer were granted 100,000 time-restricted shares each, which vest ratably over three years. In addition, our new president of the mat and integrated services division was granted 25,000 stock options, which vest ratably over three years.
Stock Options & Stock Awards
     We estimated the fair value of options granted on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Year Ended
	December 31,
	2006	2005	2004
Risk-free interest rate	4.7%	3.9%	3.6%
Expected life of the option in years	5.07	4.00	4.00
Expected volatility	51.9%	72.0%	77.6%
Dividend yield	0.0%	0.0%	0.0%
     The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The expected life of the option is based on observed historical patterns. The expected volatility is based on historical volatility of the price of our common stock. The dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of grant, which is zero because we have not paid dividends for several years and do not expect to pay dividends in the foreseeable future.

     The following table summarizes activity for our outstanding stock options for the year ended December 31, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at beginning of period	4,474,031	$6.31
Granted	580,000	7.64
Exercised	(974,303)	5.42
Expired or canceled	(766,562)	6.61

Outstanding at end of period	3,313,166	6.74	3.79	$3,102,000

Options exercisable at end of period	2,495,381	6.58	2.82	$2,774,000

     The following table summarizes information about the weighted-average exercise price and the weighted-average grant date fair value of stock options granted:

	Year Ended December 31,
	2006	2005	2004

Weighted-average exercise price:
Exercise price equals the market price of the stock on the date of grant	$7.64	$6.38	$5.61
Exercise price exceeds the market price of the stock on the date of grant	—	$6.26	$4.88
Exercise price is less than the market price of the stock on the date of grant	—	$5.20	$5.39
Weighted-average grant date fair value:
Exercise price equals the market price of the stock on the date of grant	$3.85	$3.60	$3.33
Exercise price exceeds the market price of the stock on the date of grant	—	$3.58	$2.96
Exercise price is less than the market price of the stock on the date of grant	—	$3.53	$3.44

     During the years ended December 31, 2006, 2005 and 2004, the total intrinsic value of options exercised was $2,770,000, $2,372,000 and $251,000, respectively.
     The following table summarizes activity for outstanding nonvested stock awards for the year ended December 31, 2006:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of period	782,333	$4.49
Granted	844,833	6.36
Vested	(133,333)	4.47
Forfeited	(290,000)	4.07

Outstanding at end of period	1,203,833	$5.90

     As of December 31, 2006, our compensation cost related to nonvested awards not yet recognized totaled approximately $3,446,000, which is expected to be recognized over a weighted average period of 3.11 years. During the years ended December 31, 2006, 2005 and 2004, the total fair value of shares vested was $1,094,000, $377,000 and $378,000, respectively. During the year ended December 31, 2005, we granted 363,000 shares of nonvested stock with a weighted-average grant date fair value of $4.69. During the year ended December 31, 2004, we granted 303,000 shares of nonvested stock with a weighted-average grant date fair value of $4.24.
     During the years ended December 31, 2006, 2005 and 2004, we received cash from option exercises totaling $5,279,000, $4,872,000, and $799,000, respectively. For the years ended December 31, 2006 and 2005, we recognized tax benefits resulting from excess tax deductions related to the exercise of stock options and the vesting of share awards totaling $644,000 and $427,000, respectively. For the year ended December 31, 2004, no tax benefits resulting from excess tax deductions were recognized.
     Pursuant to the adoption of FAS 123(R), for the year ended December 31, 2006, we recognized total stock-based compensation expense of $2,000,000 and an associated tax benefit of $630,000. For the years ended December 31, 2005 and 2004, we recognized stock-based compensation expense totaling $741,000 and $587,000, respectively, and associated tax benefits of $259,000 and $208,000, respectively.
     The application of FAS 123(R) had the following impact on the as reported amounts for the year ended December 31, 2006 compared to amounts that would have been reported using the intrinsic value method pursuant to our previous accounting method:

			Intrinsic
		FAS	Value
	As	123(R)	Method
(In thousands, except per share data)	Reported	Impact	(APB 25)

Loss from continuing operations before income taxes	$(23,671)	$1,257	$(22,414)
Loss from continuing operations	$(18,425)	$826	$(17,599)
Net loss	$(32,281)	$826	$(31,455)

Basic and diluted earnings per share:
Loss from continuing operations	$(0.21)	$0.01	$(0.20)
Net loss	$(0.36)	$0.01	$(0.35)
     During the years ended December 31, 2005 and 2004, we applied APB 25 in accounting for our stock-based compensation plans. Under APB 25, we only recognized compensation cost for stock options when the exercise price of the stock option granted was less than the fair value of the underlying common stock on the measurement date. Also, prior to the adoption of FAS 123(R), we recognized compensation cost for our nonvested stock awards under APB 25 and related interpretations. If we had applied the fair value recognition provisions of FAS 123, “Accounting for Stock-Based Compensation,” to our stock-based compensation plans, our net income and net income per share would have been the pro forma amounts indicated below:

	Year ended December 31,
(In thousands, except per share data)	2005	2004

Income applicable to common and common equivalent shares:
As reported	$22,272	$4,559
Add recorded stock compensation expense, net of related taxes	482	379
Deduct stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(1,134)	(3,670)

Pro forma income	$21,620	$1,268

Earnings per share:
Basic As reported	$0.26	$0.05
Pro forma	$0.25	$0.02

Diluted As reported	$0.26	$0.05
Pro forma	$0.25	$0.02

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
Defined Contribution Plan
     During the periods reported, substantially all of our U.S. employees were covered by a defined contribution retirement plan, which we refer to as the 401(k) Plan. Employees may voluntarily contribute up to 50% of compensation, as defined to the 401(k) Plan. Prior to July 1, 2006, the participants’ contributions, up to 6% of compensation, were matched 50% by us. Subsequent to July 1, 2006, the participants’ contributions, up to 3% of compensation, were matched 100% by us, and the participants’ contributions, from 3% to 6% of compensation, were matched 50% by us. Under the 401(k) Plan, our cash contributions were approximately $1,589,000, $1,029,000 and $940,000, in 2006, 2005 and 2004, respectively.
12. Supplemental Cash Flow Information
     Included in accounts payable and accrued liabilities at December 31, 2006, 2005 and 2004, were equipment purchases of $3,245,000, $890,000 and $434,000, respectively.
     During the year ended December 31, 2006, we did not finance the acquisition of property, plant and equipment with capital leases. During the years ended December 31, 2005 and 2004, we financed with capital leases the acquisition of property, plant and equipment totaling $4,774,000 and $5,466,000, respectively. During the year ended December 31, 2004, we also financed with capital leases the purchases of inventory totaling $1,354,000.
     We paid interest of $19,040,000, $16,493,000 and $14,171,000 in 2006, 2005 and 2004, respectively. Income taxes paid, net of income tax refunds, totaled $3,846,000 and $2,537,000 in 2006 and 2004, respectively. Income tax refunds, net of income taxes paid, totaled $1,718,000 in 2005.

13. Commitments and Contingencies
Shareholder Litigation
Derivative Actions
     On August 17, 2006, a shareholder derivative action was filed in the 24th Judicial District Court for the Parish of Jefferson, captioned: Victor Dijour, Derivatively on Behalf of Nominal Defendant Newpark Resources, Inc., v. James D. Cole, et al. On August 28, 2006, a second shareholder derivative action was filed in the 24th Judicial District Court for the Parish of Jefferson, captioned: James Breaux, Derivatively on Behalf of Nominal Defendant Newpark Resources, Inc., v. James D. Cole, et al. These actions, which are substantially similar, were brought, allegedly for the benefit of us, in which we are sued as a nominal defendant in each of these actions, against James D. Cole, our former Chief Executive Officer and director; Matthew W. Hardey, our former Chief Financial Officer; William Thomas Ballantine, our former Chief Operating Officer, President and director; and directors David P. Hunt, Alan J. Kaufman, Roger C. Stull and James H. Stone. The plaintiffs in these respective actions allege improper backdating of stock option grants to our executives, improper recording and accounting of the backdated stock option grants and producing and disseminating false financial statements and other SEC filings to our shareholders and the market. We are contesting the plaintiffs’ right to bring these cases. The plaintiffs do not seek any recovery against us. Instead, they seek unspecified damages from the individual defendants on our behalf for alleged breach of fiduciary duty, and against Messrs. Cole and Hardey, and also against Mr. Ballantine in the second shareholder derivative action, for alleged unjust enrichment. These two cases were voluntarily dismissed without prejudice by the plaintiffs on December 29, 2006 and have subsequently been re-filed in the U.S. District Court for the Eastern District of Louisiana. The complaints in the re-filed cases are virtually identical to the complaints filed in the Galchutt and Pomponi cases described below. It is anticipated that all four derivative actions will be consolidated in Judge Livaudais’ court.
     On October 5, 2006, a third shareholder derivative action was filed in the U.S. District Court, Eastern District of Louisiana, captioned: Vincent Pomponi, Derivatively on Behalf of Newpark Resources, Inc., v. James D. Cole, et al. On October 6, 2006, a fourth derivative action was filed in the U.S. District Court, Eastern District of Louisiana, captioned: David Galchutt, Derivatively on Behalf of Newpark Resources, Inc., v. James D. Cole, et al. These complaints are virtually identical and were brought, allegedly for the benefit of us, in which we are sued as a nominal defendant, against Messrs. Cole and Hardey and current and previous directors Hunt, Kaufman, Stone, Stull, Jerry W. Box, F. Walker Tucei, Jr., Gary L. Warren, Ballantine, Michael Still, Dibo Attar, Phillip S. Sassower, Lawrence I. Schneider and David C. Baldwin, alleging improper financial reporting and backdating of stock option grants to our employees. The plaintiffs do not seek any recovery against us. Instead, they seek unspecified damages from Messrs. Cole and Hardey for alleged disgorgement under the Sarbanes-Oxley Act of 2002 and alleged rescission, against Messrs. Hardey, Hunt, Kaufman, Stone, Ballantine, Still, Attar, Sassower, Schneider, and Baldwin for alleged violation of Section 14(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, and against all of the individual defendants on behalf of us for alleged unjust enrichment, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and constructive trust. It is anticipated that the Pomponi and Galchutt cases will be consolidated with the Dijour and Breaux cases described above in the court of Judge Livaudais. No discovery has been conducted in any of the derivative cases to date.
     Pursuant to previously existing indemnification agreements, we will advance to the officer and director defendants the fees they incur to defend themselves, subject to repayment in the event of a determination that they are not entitled to indemnification. We have also agreed to advance to the former directors the fees they incur to defend themselves subject to certain restrictions on reasonableness and an agreement to repay in the event of a determination that they are not entitled to indemnification.

     Our Board of Directors has formed a Special Litigation Committee now consisting of recently elected independent directors who are not named in any of the derivative actions, to review the allegations in these actions and in any other derivative actions that may be filed that involve the same subject matter, which we refer to collectively as the Derivative Actions, and the Special Litigation Committee has retained outside counsel to assist it. After conducting its investigation and analysis of the claims made in the Derivative Actions, and any evidence to which it has access, the Special Litigation Committee is expected to issue recommendations and findings that it deems appropriate. We have filed a motion to dismiss the Pomponi and Galchutt cases (and intend to file similar motions in the Dijour and Breaux cases). In the alternative, we have requested that the Court stay these derivative actions pending the Special Litigation Committee’s determination.
Class Action Lawsuit
     Between April 21, 2006 and May 9, 2006, five lawsuits asserting claims against us for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 were filed in the U.S. District Court for the Eastern District of Louisiana. All five lawsuits have been transferred to Judge Marcel Livaudais who has consolidated these actions as In re: Newpark Resources, Inc. Securities Litigation. Following the filing of Amendment No. 2 to our Annual Report on Form 10-K/A for 2005 (filed on October 10, 2006), the plaintiffs filed (on November 9, 2006) a Consolidated Class Action Complaint for Securities Fraud (the “Consolidated Class Complaint”) against us and the following directors and officers James Cole, Matthew Hardey, Thomas Ballantine, David Hunt, Alan Kaufman, James Stone, Roger Stull and Jerry Box. The Consolidated Class Complaint alleges that we and the individual defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act. These allegations arise from our disclosure of an internal investigation into potential irregularities in the processing and payment of invoices at one of our subsidiaries, Soloco Texas, LP, and alleged improper granting, recording and accounting of backdated grants of our stock options to our executives. The Consolidated Class Complaint does not specify the damages sought by the Plaintiffs and no discovery has been conducted to date. We intend to vigorously defend this litigation.
     Pursuant to previously existing indemnification agreements, we will advance to the officer and director defendants the fees they incur to defend themselves, subject to repayment in the event of a determination that they are not entitled to indemnification.
     We have placed our insurance carrier (D&O coverage) on notice of the Derivative Actions and the class action and the carrier is participating in the cases, subject to a reservation of rights. We cannot predict with any certainty whether:
▪	Our D&O coverage will be determined to provide coverage for the claims asserted against us or our directors or officers.

▪	These matters can be resolved within the limits of our D&O coverage.

▪	The resolution of any or all of the above matters will have a material adverse effect on us.
Other Litigation
     In response to our announcement to shut down the operations of NEWS as disclosed in our Current Report on Form 8-K filed on August 30, 2006, on September 28, 2006, we received a letter from counsel for the Mexican company demanding, among other things, that we return to the Mexican company certain equipment and pay it an aggregate of $4.0 million for the period that this equipment was utilized, technical support and administrative costs, unreimbursed costs of the equipment, and lost profits due to the Mexican company’s dedication of time to our water treatment business. The Mexican company demanded payment within 30 days of the date of the letter. We have responded to the Mexican company that we do not believe that we are obligated to pay any amounts to the company.

     We purchased composite mats from LOMA, which manufactured the mats under an exclusive license granted by OLS. We owned 49% of LOMA and OLS held the remaining 51% interest. OLS had granted us an exclusive license to use and sell these composite mats (“Exclusive License”). In April 2005, we acquired OLS in exchange for a cash payment of $1.3 million. (See Note 3.) The principal assets of OLS included the patents licensed to LOMA for use in the manufacture of the mats, a note receivable from LOMA and its 51% membership interest in LOMA. As a result of the acquisition of OLS we own all of the outstanding equity interests in LOMA and the parties and their affiliates mutually dismissed all previously pending litigation.
     In 2003, OLS, purportedly on LOMA’s behalf, filed suit against us and several of our officers claiming breach of contract, breach of fiduciary duty and unfair trade practices arising out of claims that our manufacturing of Bravo™ mats was a material breach of the Exclusive License agreement. LOMA and OLS threatened to terminate the Exclusive License. LOMA had also taken the position that it had the right to sell composite mats to third parties, despite our Exclusive License to use and sell them. We contended that no violation had occurred and that LOMA had no right to sell the composite mats it manufactured to anyone other than us. Litigation was already pending as a result of a lawsuit filed in 2002 by one of our subsidiaries against LOMA concerning the pricing formula that LOMA used to invoice us for mats (the “Pricing Dispute”).
     In June 2004, the Louisiana Fifteenth Judicial District Court granted judgment in our favor in the Pricing Dispute affirming our interpretation of the pricing of the DuraBase™ composite mats and awarded us $11.7 million in damages for overcharges through December 31, 2002. The state court judgment further denied the claims by LOMA and OLS to void the Exclusive License. The judgment had been appealed by LOMA and OLS to the Louisiana Third Circuit Court of Appeal. Lacking adequate liquidity to obtain a bond to suspend execution of the judgment pending appeal, LOMA filed for protection under Chapter 11 of the Bankruptcy Code on August 11, 2004. We sought the appointment of a Chapter 11 Trustee to assume control over LOMA’s affairs while in Chapter 11. LOMA eventually acquiesced and the bankruptcy court order confirmed the appointment of a Chapter 11 Trustee. The LOMA bankruptcy proceedings was dismissed in 2005.
     In addition, we and our subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters should not have a material effect on our consolidated financial statements.
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
     We continue to be involved in the voluntary cleanup associated with the DSI sites in southern Mississippi. This includes three facilities known as Clay Point, Lee Street and Woolmarket. The Mississippi Department of Environmental Quality (“MDEQ”) is overseeing the cleanup. The DSI Technical Group that represents the potentially responsible parties, including our company, awarded us a contract to perform the remediation work at the three sites. The cleanup of Clay Point and Lee Street has been completed. Management believes that payments previously made into an escrow account by all potentially responsible parties are sufficient to cover any remaining costs of cleanup at the Woolmarket site. Management anticipates that the Woolmarket cleanup will be completed in early 2007 following recent approval of the closure plan by the MDEQ.

     Recourse against our insurers under general liability insurance policies for reimbursement in the environmental actions described above is uncertain as a result of conflicting court decisions in similar cases. In addition, certain insurance policies under which coverage may be afforded contain self-insurance levels that may exceed our ultimate liability.
     Management believes that any liability incurred in the environmental matters described above will not have a material adverse effect on our consolidated financial statements.
Operating Leases
     We lease various manufacturing facilities, warehouses, office space, machinery and equipment, including transportation equipment, under operating leases with remaining terms ranging from one to 13 years, with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were approximately $25.7 million in 2006, and $24.0 million in each of 2005 and 2004.
     Future minimum payments under non-cancellable operating leases, with initial or remaining terms in excess of one year are as follows (in thousands):

2007	$18,592
2008	11,484
2009	7,664
2010	3,200
2011	2,081
Thereafter	4,605

$47,626

Other
     In the normal course of business, in conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $1.0 million and $1.2 million at December 31, 2006 and 2005, respectively. In addition, as of December 31, 2006 and 2005, we had established letters of credit in favor of our barite suppliers in the amount of $500,000 and $5.5 million, respectively. As of December 31, 2006, we have also established a letter of credit in favor of our Chief Executive Officer in the amount of $3.0 million. This was entered into in accordance with his employment agreement dated March 22, 2006. As of December 31, 2006 and 2005, we had outstanding guarantee obligations totaling $8.9 million and $9.6 million, respectively, in connection with facility closure bonds and other performance bonds issued by insurance companies.
     We are self-insured for health claims up to a certain policy limit. Claims in excess of $150,000 per incident and approximately $10.5 million in the aggregate per year are insured by third-party insurers. At December 31, 2006 and 2005, we had accrued a liability of $1.7 million and $1.4 million, respectively, for outstanding and incurred, but not reported, claims based on historical experience. These estimated claims are expected to be paid within one year of their occurrence.
     We are self-insured for certain workers’ compensation, auto and general liability claims up to a certain policy limit. Claims in excess of $100,000 are insured by third-party reinsurers. At December 31, 2006 and 2005, we had accrued a liability of $1.4 million and $897,000, respectively, for the uninsured portion of claims based on reports provided by our third party administrator.

14. Fair Value of Financial Instruments and Concentrations of Credit Risk
Fair Value of Financial Instruments
     Our financial instruments include cash and cash equivalents, receivables, payables, debt, and certain derivative financial instruments. Except as described below, we believe the carrying values of these instruments approximated their fair values at December 31, 2006 and 2005. We estimate the fair value of our debt and derivative instruments by obtaining available market information and quotes from brokers.
     At December 31, 2006 and 2005, the estimated fair value of total debt was $212.9 million and $209.0 million, respectively, and the carrying value included in our consolidated balance sheets was $213.3 million and $209.5 million, respectively.
     During 2006, in connection with requirements under our Term Credit Facility, we entered into an interest rate swap arrangement for the period from September 22, 2006 through March 22, 2008, which fixes the LIBOR rate applicable to 100% of the principle amount under the Term Credit Facility at 5.35% plus a spread based on our corporate family ratings by Moody’s and Standard and Poor’s. In addition, we entered into an interest rate cap arrangement that provides for a maximum LIBOR rate of 6.00% on the principal amount of $68.9 million for the period from March 22, 2008 through September 22, 2009. These contracts are designated and qualify as cash flow hedging instruments. As of December 31, 2006, the fair value of these instruments represented a liability of $199,000. We record changes in the fair value of these instruments in other comprehensive income.
     As of December 31, 2006, Ava had a swap arrangement under which it receives an annual payment from a bank based on a European notional amount of $5.3 million times the Euribor rate in effect as of the end of the determination period, and pays an annual amount to the bank based on the notional amount times a rate which varies according to both the Euribor rate and the published inflation rate for the Euro area. This arrangement requires annual settlements and matures in February 2015. At December 31, 2006, the fair value of this arrangement represented a liability of approximately $790,000. We record changes in the fair value of this instrument in interest expense.
     During the quarter ended March 31, 2005, our Canadian subsidiary committed to purchase approximately $2.0 million of barite from one of our U.S. subsidiaries and we entered into a foreign currency forward contract arrangement to reduce the exposure to foreign currency fluctuations related to this commitment. The forward contract requires the Canadian subsidiary to purchase approximately $2.0 million U.S. dollars at a contracted exchange rate of 1.2496 over a two year period. At December 31, 2006 and 2005, the fair value of this forward contract represented a liability of $6,000 and $85,000, respectively. We account for this forward contract on a mark-to-market basis with the impact reported in net foreign exchange gain or loss.
Concentrations of Credit Risk
     Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and trade accounts and notes receivable. We maintain cash and cash equivalents with various financial institutions. As part of our investment strategy, we perform periodic evaluations of the relative credit standing of these financial institutions.
     Concentrations of credit risk with respect to trade accounts and notes receivable are generally limited due to the large number of entities comprising our customer base, and for notes receivable the required collateral. We maintain an allowance for losses based upon the expected collectibility of accounts receivable. Changes in this allowance for 2006, 2005 and 2004 are as follows:

(In thousands)	2006	2005	2004

Balance at beginning of year	$804	$3,260	$2,920
Provision for uncollectible accounts	1,733	843	800
Write-offs, net of recoveries	(172)	(3,299)	(460)

Balance at end of year	$2,365	$804	$3,260

     We do not believe we are dependent on any one customer. During the years ended December 31, 2006, 2005 and 2004, no one customer accounted for more than 10% of total sales. Export sales are not significant. We periodically review the collectibility of our notes receivable and adjust the carrying value to the net realizable value. Adjustments to the carrying value of notes receivable were not significant in 2006 or 2005.
     We recorded an impairment loss of $3.4 million in 2004 due to the other-than-temporary impairment of an investment in convertible, redeemable preferred stock of a company that owned thermal desorption technology. The company in which we had invested suffered an adverse judgment in a patent case and filed for protection under Chapter 11 bankruptcy proceedings. In 2004, the company was forced into conversion of its Chapter 11 proceedings to Chapter 7 bankruptcy proceedings by the plaintiff. With no access to its equipment and the related operating cash flows due to this conversion, the company had to cease its operations in 2004. The impairment loss was recorded as the recovery of our investment was considered remote due to the impact of the Chapter 7 proceedings and other actions taken by the plaintiff during 2004.

15. Supplemental Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(In thousands, except per share amounts)	Mar 31(3)	Jun 30(3)		Sep 30(3)		Dec 31(3)

Fiscal Year 2006
Revenues	$166,458	$164,504		$169,905		$167,332
Operating income (loss)	15,071	14,081	(2)	21,722	(2)	(54,580	) (1)
Income (loss) from continuing operations	6,535	6,755	(2)	10,268	(2)	(41,983	) (1)

Basic earnings per share:
Income (loss) from continuing operations	0.07	0.08		0.11		(0.47)
Net income (loss)	0.07	0.07		(0.03)		(0.47)

Diluted earnings per share:
Income (loss) from continuing operations	0.07	0.08		0.11		(0.47)
Net income (loss)	0.07	0.07		(0.03)		(0.47)

Fiscal Year 2005
Revenues	$128,724	$141,116		$138,913		$144,879
Operating income	12,506	12,327		10,742		14,394	(2)
Income from continuing operations	5,520	5,157		5,369		7,003	(2)

Basic earnings per share:
Income from continuing operations	0.07	0.06		0.08		0.08
Net income	0.06	0.06		0.06		0.08

Diluted earnings per share:
Income from continuing operations	0.07	0.06		0.08		0.08
Net income	0.06	0.06		0.06		0.08

(1)	We recorded goodwill and long lived asset impairment charges totaling $72.6 million ($47.2 million, net of tax) in two of our reporting units of our environmental services segment in the fourth quarter of 2006.

(2)	We recorded recoveries under insurance policies, net of losses, in connection with damages sustained in the third and fourth quarters of 2005 as a result of Hurricanes Katrina and Rita of $4.2 million in the quarter ended September 30, 2006, $1.0 million in the quarter ended June 30, 2006 and $1.5 million in the quarter ended December 31, 2005.

(3)	The supplemental selected quarterly financial data (unaudited) includes reclassifications to reflect the operations of NEWS as discontinued operations. See Note 2 for additional information regarding discontinued operations.
16. Segment and Related Information
     Our three business units have separate management teams and infrastructures that offer different products and services to a relatively homogenous customer base. The business units form the three reportable segments of Fluids Systems & Engineering, Mat & Integrated Services and Environmental Services. Intersegment revenues are generally recorded at cost for items which are included in property, plant and equipment of the purchasing segment, and at standard markups for items which are included in cost of revenues of the purchasing segment.
     Fluids Systems & Engineering: This segment provides drilling fluids systems and engineering services and onsite drilling fluids management services. The primary operations for this segment are in the U.S. Gulf Coast, the U.S. Central region (including the U.S. Rocky Mountains, Oklahoma and West Texas), Canada, Brazil and areas of Europe and Africa surrounding the Mediterranean Sea. Customers include major multinational, independent and national oil companies.
     Mat & Integrated Services: This segment provides prefabricated interlocking mat systems for constructing drilling and work sites. In addition, the segment provides fully-integrated onsite and offsite environmental services, including site assessment, pit design, construction and drilling waste management, and regulatory compliance services. The primary markets served include the U.S. Gulf Coast and Canada. We also operate in Mexico. The principal customers are major independent and multi-national companies. In addition, this segment provides temporary work site services to the pipeline, electrical utility and highway construction industries principally in the Southeastern portion of the United States.
     Environmental Services: This segment provides disposal services for both oilfield E&P waste and E&P waste contaminated with naturally occurring radioactive material. The primary method used for disposal is low pressure injection into environmentally secure geologic formations deep underground. The primary operations for this segment are in the U.S. Gulf Coast market. This segment also operates in Canada and West Texas. Customers include major multinational and independent oil companies.
     We recorded a goodwill impairment of $62.7 million in two of our reporting units of our environmental services segment in the fourth quarter of 2006. We also recorded an impairment charge on our long-lived assets on our Gulf Coast reporting unit in our environmental services segment totaling $9.9 million. Also in 2006, we recorded an impairment loss of $17.8 million related to the shut-down of NEWS. In the fourth quarter of 2006, we initiated a plan to sell NEWS, and as such, the operations of NEWS are presented as discontinued operations in the consolidated financial statements. These operations were previously in the environmental services segment.
     During August and September 2005, our fluids systems and engineering and environmental services operations along the Gulf Coast were affected by Hurricanes Katrina and Rita . As a result, in 2005 we recorded net reductions to cost of revenues of $641,000 in the fluids systems and engineering segment and $854,000 in the environmental services segment reflecting net insurance recoveries. In 2006, we recorded net reductions to cost of revenues of $4,864,000 in the fluids systems and engineering segment and $998,000 in the environmental services segment.
     In 2004, we recorded an impairment loss of $3.4 million due to the other-than-temporary impairment of an investment in convertible, redeemable preferred stock of a company that owns thermal desorption technology.

     Summarized financial information concerning our reportable segments follows:

	Year Ended December 31,
(In thousands)	2006	2005	2004

Revenues (1)
Fluids Systems & Engineering	$481,438	$384,210	$272,946
Mat & Integrated Services	117,136	109,653	96,160
Environmental Services	69,923	59,899	62,524
Eliminations	(298)	(130)	(161)

Total Revenues	$668,199	$553,632	$431,469

(1) Segment revenues include the following intersegment transfers:
Fluids Systems & Engineering	$60	$2	$9
Mat & Integrated Services	238	128	152

Total Intersegment Transfers	$298	$130	$161

Depreciation and Amortization
Fluids Systems & Engineering	$8,834	$9,564	$7,505
Mat & Integrated Services	11,251	9,543	7,035
Environmental Services	4,913	4,339	4,215
Other	1,040	1,035	1,000

Depreciation and Amortization	$26,038	$24,481	$19,755

Operating Income
Fluids Systems & Engineering	$67,765	$40,589	$21,524
Mat & Integrated Services	14,623	12,963	5,707
Environmental Services	8,297	6,805	7,436

Total Segment Gross Profit	90,685	60,357	34,667
General and administrative expenses	(20,022)	(9,545)	(9,394)
Impairment losses and provision for uncollectible accounts(1)	(74,369)	(843)	(4,199)

Total Operating Income from Continuing Operations	$(3,706)	$49,969	$21,074

Segment Assets
Fluids Systems & Engineering	$378,863	$333,364	$281,293
Mat & Integrated Services	116,265	115,653	101,782
Environmental Services	86,905	159,705	159,740
Assets of discontinued operations	2,555	16,545	5,122
Other	43,081	26,027	39,434

Total Assets	$627,669	$651,294	$587,371

Capital Expenditures
Fluids Systems & Engineering	$17,265	$14,592	$11,053
Mat & Integrated Services	7,315	7,494	4,184
Environmental Services	9,468	12,591	3,871
Other	2,343	1,107	2,575

Total Capital Expenditures	$36,391	$35,784	$21,683

     The following table sets forth information about our operations by geographic area:

	Year Ended December 31,
(In thousands)	2006	2005	2004

Revenue
Domestic	$546,292	$455,980	$357,372
Canada	59,515	56,809	40,054
Mediterranean areas	61,555	40,268	34,027
Mexico	837	575	16

Total Revenue	$668,199	$553,632	$431,469

Operating Income (Loss) from Continuing Operations
Domestic (1)	$(11,628)	$45,909	$21,310
Canada(1)	(3,261)	915	(427)
Mediterranean areas	11,425	3,277	551
Mexico	(242)	(132)	(360)

Total Operating Income (Loss) from Continuing Operations	$(3,706)	$49,969	$21,074

Assets
Domestic	$526,052	$542,628	$496,368
Canada	34,956	46,856	43,067
Mediterranean areas	59,289	53,401	39,988
Mexico	7,372	8,409	7,948

Total Assets	$627,669	$651,294	$587,371

(1)	We recorded goodwill impairment charges totaling $62.7 million in two of our reporting units of our environmental services segment in the fourth quarter of 2006. Approximately $58.1 million was attributable to our domestic operations and the remaining $4.6 million was attributable to our Canadian operations. We also recorded an impairment charge on our long-lived assets on our Gulf Coast reporting unit in our environmental services segment totaling $9.9 million. This charge was fully attributable to our domestic operations.
17. Subsequent Events
     In February 2007 following a comprehensive review of all of our businesses, we decided to explore strategic alternatives with regards to our Environmental Services business, including the potential sale of this business. This decision is part of our newly developed strategic plan to focus our attention and capital on our Fluids Systems and Engineering and Mat and Integrated Services businesses. It is in these two segments where we believe there is a greater opportunity for earnings growth.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
ITEM 9A. Controls and Procedures
Background
     In October 2006, we restated our historical consolidated financial statements for periods prior to and including December 31, 2005. The material accounting errors that ultimately resulted in the restatement of our historical consolidated financial statements were determined to have resulted from certain material weaknesses in our internal controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The material weaknesses that existed as of December 31, 2005 were as follows:

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
Controls over the Recording of Intangible Assets. We did not maintain effective controls over the recording of intangible assets to ensure that the amortization period for intangibles assets properly reflected the estimated economic lives of the assets. As a result of this control deficiency, the amortization period assigned to certain intangible assets exceeded the duration of the licenses (and the underlying patents to which the licenses related). This control deficiency resulted in the failure to detect misstatements that would have reduced the carrying value of intangible assets for periods prior to December 31, 2005, by approximately $3.0 million.
Controls over Stock-based Compensation Expense. We did not maintain effective controls over the accounting for and disclosure of our stock-based compensation expense. Specifically, effective controls, including monitoring, were not maintained to ensure the existence and completeness of approvals for stock option grants. Also, our controls were not effective to ensure the proper measurement of expense under generally accepted accounting principals concerning the proper recognition of the grant date, measurement date and fair value of the awards on those dates. This control deficiency resulted in the failure to detect misstatements of our stock-based compensation expense for periods prior to December 31, 2005 in the amount of approximately $10.6 million, on a pre-tax basis.

     We are committed to improving our internal controls and eliminating these material weaknesses as quickly as possible. We have initiated and implemented a number of changes to improve our internal controls during the later half of 2006 and into early 2007. These actions are described below:
Remediation Actions Related to Material Weaknesses in Internal Control over Financial Reporting
Control Environment—Company Wide
1.	After reviewing the results of the independent investigation, the former Chief Executive Officer and the former Chief Financial Officer were terminated for cause. The former Soloco Chief Financial Officer also was terminated. Our Board of Directors hired our current Chief Executive Officer, Paul L. Howes, on March 22, 2006. We hired a new Chief Administrative Officer and General Counsel, which is a newly created position, and a new Vice President and Chief Financial Officer on October 2, 2006 and October 11, 2006, respectively.

2.	Our current Chief Executive Officer, current senior management and the Board of Directors are committed to setting the proper tone regarding internal control over financial reporting. They are also committed to achieving transparency through effective corporate governance, a strong control environment, business standards reflected in our Code of Ethics, and integrity in our financial reporting. Our current Chief Executive Officer has met with all key personnel throughout the organization who have significant roles in the establishment and maintenance of internal control over financial reporting to emphasize our commitment to enhancing those controls. Our new Chief Financial Officer and the new Chief Administrative Officer and General Counsel also emphasize our commitment to effective controls when meeting with key personnel.

3.	We have enhanced our Code of Ethics to include, among other improvements, the mandate that all potential management overrides of internal controls are to be reported directly to the Chief Administrative Officer and General Counsel. We have published a Corporate Compliance and Business Ethics Manual which summarizes the business ethics policies and the code of conduct which we expect all employees to follow. The guiding principle for employees as set forth in the foreword to the manual is “Integrity is never to be sacrificed for the sake of results.” We are in the process of distributing the Corporate Compliance and Business Ethics Manual to all employees and employees are required to acknowledge in writing that they have read and understand the policies. New employees will be given, and asked to acknowledge in writing that they have read and understand, the Corporate Compliance and Business Ethics Manual upon hire. Our plans include further training on the various policies in the manual and annual certifications of adherence to the policies. Our Code of Business Conduct and Ethics and corporate governance guidelines are available to all employees via our website. We are in the process of establishing procedures so that an annual certification of adherence to these policies is obtained from all personnel considered key to our control environment.

4.	We have enhanced our fraud hotline through the outsourcing of this hotline to an independent company, which will be activated in the second quarter of 2007. A third party will provide us a well-established process for the reporting, monitoring and resolution of each call into the hotline. Previously, calls were received by the Chairman of the Audit Committee of the Board of Directors. Our plans for 2007 include an education campaign to inform employees of the hotline and its availability.

5.	We have established a Disclosure Committee, consisting of senior management from the corporate office and other corporate employees who have a role in financial reporting. The Disclosure Committee has access to outside counsel for consultation as needed. The Disclosure Committee meets at least quarterly and is responsible for reviewing all quarterly and annual reports prior to filing with the SEC. They are also available for consultation on disclosure issues related to current reports. The Disclosure Committee met twice in the fall of 2006 as part of the filing of Amendment No. 2 to our Annual Report on Form 10-K/A for 2005 and the three Quarterly Reports on Form 10-Q for 2006. The Committee also met in early 2007 as part of the filing of this Annual Report on Form 10-K for the year ended December 31, 2006. The members of the Disclosure Committee also read all of the Annual and Quarterly Reports and sign certifications related to their review.

6.	The managements of our significant reporting units now sign a quarterly representation letter with respect to their financial statements submitted to the corporate office for inclusion in our consolidated financial statements filed with the SEC. In addition, each quarter the managements of the significant reporting units will be provided a draft of the Quarterly and Annual Reports to be filed with the SEC. They are required to read the draft and certify that to the best of their knowledge the draft contains no material misstatement of fact or lacks a disclosure required to make the information not misleading.

7.	In addition, we hold quarterly business review meetings with each significant operating unit to discuss current business issues, including financial and operational performance and developments, internal controls and other matters.

8.	We are in the process of implementing procedures with significant vendors to confirm on an annual basis that no side agreements exist between the vendor and us, our subsidiaries or employees. This confirmation process will be monitored and controlled by our internal audit department.

9.	We have implemented a mandatory consecutive five-day vacation policy for all personnel who work in the payables or cash management departments to enhance our ability to detect and prevent circumvention of controls in these areas.
Control Environment—Mats and Integrated Services
1.	We hired a president of the Mats and Integrated Services business segment in May 2006. This new position was established to afford greater control and transparency over the individual business units operating within this business segment. We hired a new chief financial officer in January 2007 and a new controller in August 2006 for this business segment. These three individuals have been working with the current operating and financial personnel to take the following actions:
•	We are in the process of evaluating inconsistencies in established internal controls among the reporting units within this segment and will modify controls to obtain consistency as appropriate. We have completed the year end evaluation of controls at the entity level (Mats and Integrated Services) together with internal audit. As a result we have established delegation of authority limits in the fourth quarter of 2006. We are consolidating the five separate systems of the previous five business units of Mats and Integrated Services into one accounting system. Further improvements to internal controls will be implemented as we continue to evaluate our internal controls in this segment.

•	We have established additional controls surrounding the purchasing of products and services, including the requirement for segregation of all purchasing, receiving and payables processing functions.

•	We have established a monthly reconciliation process for all mat purchases, whether for resale or for rental, and a quarterly physical inventory count process performed by individuals independent of the mat accounting functions. These count procedures will be reviewed by our internal audit department at least twice per year. A physical count and reconciliation was completed as of December 31, 2006 and reviewed by the internal audit department.
2.	To enhance our preventive controls related to the possibility of a circular or round-trip transaction, we are in the process of implementing a policy that requires approval prior to entering into a transaction to sell products or services to a new or established vendor. The approval of two of our executive officers will be required if that sale transaction or series of transactions is over a certain amount. As it relates to Soloco, now a part of Mats and Integrated Services, a summary of each sales transaction to a certain third party with whom Soloco has a long-term commercial relationship is prepared monthly. This third party is the entity with which former management entered into transactions that lacked commercial and economic substance and was the basis of a material weakness as of December 31, 2005. This summary is reviewed monthly by either the Mats and Integrated Services President or the Chief Financial Officer.
Controls over the Recording of Intangible Assets.
1.	We have implemented a policy that requires an independent third-party valuation of material intangible assets and independent recommendations for the amortization period prior to recording any acquisitions of those assets. In addition, we created an Intellectual Property Committee consisting of the Chief Administrative Officer and General Counsel, Chief Accounting Officer and Chief Financial Officer. The committee’s responsibilities are the oversight and review of the establishment of intangible assets on our books, setting of the useful lives of intangible assets, the periodic review of the useful lives of intangible assets and the periodic review for potential impairment of intangible assets. For all material intangible assets, this committee will also make decisions regarding the use of independent third parties for annual assessments. The Intellectual Property Committee had its initial organizational meeting in December 2006, and will become functional in 2007.
Controls over Stock-based Compensation Expense.
1.	Beginning in 2003, our stock option approval policies and procedures were changed to allow for annual grants of options to be made primarily on the date of our annual shareholders meeting. In addition, in 2006, we changed our stock option approval policies to require that any grant of options to an incoming employee will be priced at the closing price of the stock on the date of employment, that those option grants will require contemporaneous approval by our Compensation Committee and that the future use of approving stock awards through the use of unanimous consents is prohibited.
While many of these changes were in place by the end of 2006, others were not implemented until 2007. As of December 31, 2006, it is our opinion that certain changes to our internal controls had either not been fully implemented, or sufficient time had not passed since their implementation for our employees to perform the new control activities. Therefore, management could not fully test and assess their effectiveness. As a result, we have concluded that the following material weaknesses remain at December 31, 2006:
Control Environment in our Mats and Integrated Services Segment. We did not maintain an effective control environment in the Mat and Integrated Services segment based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Controls — Integrated Framework.” Specifically, we did not adequately monitor certain of our control practices to foster an environment that allowed for a consistent and open flow of information and communication between those who initiated transactions and those who were responsible for the financial reporting of those transactions, principally at one of our subsidiaries, Soloco, Inc. This resulted in certain control deficiencies in connection with the year end financial statement preparation process such as not completing account reconciliations and reviewing journal entries. Accounts that were affected included cash, accounts receivable, prepaid expenses and revenues. Therefore, we have concluded that this material weakness continues to exist at December 31, 2006.
Controls over the Recording of Intangible Assets. Restatement of previously issued financial statements to reflect the correction of misstatements is an indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” In light of the determination in October 2006 that previously issued financial statements should be restated for the incorrect recording of intangible assets, our management concluded that a material weakness in internal control over financial reporting existed as of December 31, 2005 in this area. We believe a key control to prevent the recurrence of errors in the recording of intangible assets is our newly created Intellectual Property Committee. This committee had its initial organizational meeting in December 2006, and will become functional in 2007. Since this key control will not be functional until 2007, we have concluded that this material weakness continues to exist at December 31, 2006.
     Management anticipates that these material weaknesses in internal control over financial reporting will be remediated during 2007, although we cannot guarantee that these material weaknesses will be remediated in 2007, or that other material weaknesses will not be identified.
a) Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, with the participation of management, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report were not adequate to ensure that (1) information required to be disclosed by us in the reports filed or furnished by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (2) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective at reaching a reasonable level of assurance of achieving the desired objective because of the material weaknesses in our internal control over financial reporting discussed above.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal

Control — Integrated Framework.” Management identified the following material weaknesses in internal control over financial reporting, which existed as of December 31, 2006:
•	Management did not adequately monitor certain control practices to foster an environment that allowed for a consistent and open flow of information and communication between those who initiated transactions and those who were responsible for the financial reporting of those transactions, principally at one of our subsidiaries, Soloco, Inc. This control deficiency resulted in 2006 adjustments that were recorded by management and related to accounts receivable and revenues; and

•	Management did not maintain effective controls over the recording of intangible assets. This control deficiency resulted in 2006 adjustments that were recorded by management and related to intangible assets and cost of revenues.
     Due to these material weaknesses, management has determined that our internal controls over financial reporting as of December 31, 2006 are not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
c) Changes in Internal Control Over Financial Reporting
     Except as noted above, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Newpark Resources, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Newpark Resources, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006 because of the effect of material weaknesses related to its failure to maintain effective controls related to the communications and flow of information in its mats and integrated services segment and controls over the recording of intangible assets based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newpark Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
•	Management did not adequately monitor certain control practices to foster an environment that allowed for a consistent and open flow of information and communication between those who initiated transactions and those who were responsible for the financial reporting of those transactions, principally at one of our subsidiaries, Soloco, Inc. This control deficiency resulted in 2006 adjustments that were recorded by management and related to accounts receivable and revenues; and

•	Management did not maintain effective controls over the recording of intangible assets. This control deficiency resulted in 2006 adjustments that were recorded by management and related to intangible assets and cost of revenues.
     These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 13, 2007 on those consolidated financial statements.
     In our opinion, management’s assessment that Newpark Resources, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Newpark Resources, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
/s/ Ernst & Young LLP
New Orleans, Louisiana
March 13, 2007
New York Stock Exchange Required Disclosures
     The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2006, our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by us of the NYSE’s corporate governance listing standards.
ITEM 9B. Other Information
          None

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
     The information required by this Item is incorporated by reference to the definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders.
Compliance with Section 16(a) of the Exchange Act
     The information required by this Item is incorporated by reference to the definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders.
Code of Conduct and Ethics
     We have adopted a Code of Ethics that applies to all of our directors, officers and employees. This Code is publicly available in the investor relations area of our website at www.newpark.com. This code of ethics is incorporated in this report by reference. Copies of our Code of ethics may also be requested in print by writing to Newpark Resources, Inc., 2700 Research Forest Drive, Suite 100, The Woodlands, Texas, 77381.
ITEM 11. Executive Compensation
     The information required by this Item is incorporated by reference to the definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated by reference to the definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item is incorporated by reference to the definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders.
ITEM 14. Principal Accounting Fees and Services
     The information required by this Item is incorporated by reference to the definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2006 and 2005.
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.
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
Dated:     March 13, 2007

NEWPARK RESOURCES, INC.
By:	/s/ Paul L. Howes
Paul L. Howes
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul L. Howes
Paul L. Howes	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2007

/s/ James E. Braun
James E. Braun	Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2007

/s/ Eric M. Wingerter Eric M. Wingerter	Vice President and Controller (Principal Accounting Officer)	March 13, 2007

/s/ Jerry W. Box
Jerry W. Box	Director	March 13, 2007

/s/ David P. Hunt
David P. Hunt	Chairman of the Board	March 13, 2007

/s/ Dr. Alan Kaufman
Dr. Alan Kaufman	Director	March 13, 2007

/s/ James W. McFarland
James W. McFarland	Director, Member of Audit Committee	March 13, 2007

/s/ Roger C. Stull
Roger C. Stull	Director, Member of Audit Committee	March 13, 2007

/s/ F. Walker Tucei, Jr.
F. Walker Tucei, Jr.	Director, Member of Audit Committee	March 13, 2007

/s/ Gary Warren
Gary Warren	Director, Member of Audit Committee	March 13, 2007

/s/ David C. Anderson
David Anderson	Director	March 13, 2007

NEWPARK RESOURCES, INC.
EXHIBIT INDEX

3.1	Restated Certificate of Incorporation.(24)

3.2	Amended and Restated Bylaws.(30)

4.1	Indenture, dated as of December 17, 1997, among the registrant, each of the Guarantors identified therein and State Street Bank and Trust Company, as Trustee.(2)

4.2	Form of the Newpark Resources, Inc. 8 5/8% Senior Subordinated Notes due 2007, Series B.(2)

4.3	Form of Guarantees of the Newpark Resources, Inc. 8 5/8 % Senior Subordinated Notes due 2007.(2)

10.1	Employment Agreement, dated as of May 2, 2005, between the registrant and James D. Cole.* (21)

10.2	Lease Agreement, dated as of May 17, 1990, by and between Harold F. Bean Jr. and Newpark Environmental Services, Inc.(1)

10.3	Lease Agreement, dated as of July 29, 1994, by and between Harold F. Bean Jr. and Newpark Environmental Services, Inc.(3)

10.4	Building Lease Agreement, dated April 10, 1992, between the registrant and The Traveler’s Insurance Company.(4)

10.5	Building Lease Agreement, dated May 14, 1992, between State Farm Life Insurance Company, and Soloco, Inc.(4)

10.6	Operating Agreement, dated June 30, 1993, between Goldrus Environmental Services, Inc. and Newpark Environmental Services, Inc.(3)

10.7	Amended and Restated 1993 Non-Employee Directors’ Stock Option Plan.(6)*

10.8	1995 Incentive Stock Option Plan.(5)

10.9	Exclusive License Agreement, dated June 20, 1994, between Soloco, Inc. and Quality Mat Company.(3)

10.10	Operating Agreement of The Loma Company L.L.C.(6)

10.11	Newpark Resources, Inc. 1999 Employee Stock Purchase Plan.(7)

10.12	Agreement, dated May 30, 2000, between the registrant and Fletcher International Ltd., a Bermuda company.(8)

10.13	Agreement, dated December 28, 2000, between the registrant and Fletcher International Limited, a Cayman Islands company.(9)

10.14	Amended and Restated Credit Agreement, dated January 31, 2002, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, NA, Credit Lyonnaise, Royal Bank of Canada, Hibernia National Bank, Comerica Bank and Whitney National Bank as lenders, or the “Lenders”.(10)

10.15	Amended and Restated Guaranty, dated January 31, 2002, among the registrant’s subsidiaries named therein, as guarantors, and the Lenders.(10)

10.16	Amended and Restated Security Agreement, dated January 31, 2002, among the registrant and the subsidiaries of the registrant named therein, as grantors, and the Lenders.(10)

10.17	Amended and Restated Stock Pledge Agreement, dated January 31, 2002, among the registrant, as borrower, and the Lenders.(10)

10.18	Newpark Resources, Inc. 2003 Long Term Incentive Plan.(11)

10.19	Amended and Restated Promissory Note dated as of April 29, 2003 between Newpark Shipbuilding-Brady Island, Inc. and Newpark Shipholding Texas, L.P.(12)

10.20	Agreement and Restating Amendment to Security Agreement dated as of April 29, 2003 between Newpark Shipholding Texas, L.P. and Newpark Shipbuilding-Brady Island, Inc.(12)

10.21	Amended and Restated Prepayment Letter dated as of April 29, 2003 between Newpark Shipbuilding-Brady Island, Inc. and Newpark Shipholding Texas, L.P.(12)

10.22	Letter agreement to amend the Intercreditor Agreement between Foothill Capital Corporation and Newpark Shipholding Texas, L.P.(12)

10.23	Change in Control letter agreement dated August 12, 2003 with James D. Cole.*(13)

10.24	Change in Control letter agreement dated August 12, 2003 with Wm. Thomas Ballantine.*(13)

10.25	Change in Control letter agreement dated August 12, 2003 with Matthew W. Hardey.* (13)

10.26	Amended and Restated Credit Agreement, dated February 25, 2004, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and Bank One, N.A., Fleet Capital Corporation, Whitney National Bank and Hibernia National Bank as lenders.(13)

10.27	Pledge and Security Agreement, dated February 25, 2004, among the registrant and the subsidiaries of the registrant named therein, as grantors, and Bank One, N.A., as agent.(13)

10.28	2004 Non-Employee Directors’ Stock Option Plan.(14)

10.29	Form of Stock Option under 1995 Incentive Stock Option Plan.*(16)

10.30	Form of Stock Option under 2004 Non-Employee Directors’ Stock Option Plan.*(16)

10.31	Form of Award Agreement under 2003 Long-Term Incentive Plan.(16)

10.32	Second Amendment to Amended and Restated Credit Agreement, dated March 10, 2005, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and JPMorgan Chase Bank, as lender and as agent. (16)

10.33	Second Amendment to Pledge and Security Agreement, dated March 10, 2005, among the registrant and the subsidiaries of the registrant named therein, as grantors, and JPMorgan Chase Bank, N.A., as agent. (16)

10.34	Loan Agreement, dated July 26, 2004, between Excalibar Minerals Inc. and Excalibar Minerals of LA., and RBS Lombard, Inc.(15)

10.35	First Amendment to Loan Agreement, dated March 11, 2005, between Excalibar Minerals Inc. and Excalibar Minerals of LA., and RBS Lombard, Inc.(16)

10.36	Third Amendment to Amended and Restated Credit Agreement, dated July 15, 2005, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and JPMorgan Chase Bank, as lender and as agent.(21)

10.37	Form of letter agreement between the registrant and each of Wm. Thomas Ballantine and Matthew W. Hardey executed on August 10, 2005.*(19)

10.38	Newpark Resources, Inc. 2003 Executive Incentive Compensation Plan.*(17)

10.39	Charter of the Chairman of the Board.(18)

10.40	Fourth Amendment to Amended and Restated Credit Agreement, dated January 3, 2006, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and JPMorgan Chase Bank, as lender and as agent.(21)

10.41	Fifth Amendment to Amended and Restated Credit Agreement, dated February 28, 2006, among the registrant, as borrower, the subsidiaries of the registrant named therein, as guarantors, and JPMorgan Chase Bank, as lender and as agent.(21)

10.42	Certificate of Designation of Series A Cumulative Perpetual Preferred Stock of the registrant, dated April 13, 1999.(20)

10.43	Purchase Agreement, dated April 16, 1999, between the registrant and SCF-IV, L.P.(20)

10.44	Warrant to Purchase 2,400,000 shares of Common Stock, par value $.01 per share, of the registrant.(20)

10.45	Registration Rights Agreement, dated April 16, 1999, between the registrant and SCF-IV,L.P.(20)

10.46	Compensation Committee Charter.(21)

10.47	Nominating and Corporate Governance Committee Charter.(21)

10.48	Audit Committee Charter.(22)

10.49	Employment Agreement, dated as of March 22, 2006, between the registrant and Paul L. Howes.(25)*

10.50	Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes. (26)

10.51	Form of Indemnification Agreement. (26)

10.52	Amendment of Employment Agreement, dated June 7, 2006, between the registrant and Paul L. Howes. (26)*

10.53	Term Credit Agreement, dated as of August 18, 2006, by and among Newpark Resources, Inc., certain of its domestic subsidiaries, certain lenders, JPMorgan Chase Bank, N.A., as administrative agent, and Wilmington Trust Company, as collateral agent.(27)

10.54	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and James E. Braun. (28)*

10.55	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola. (28)*

10.56	Amended and Restated Credit Agreement, dated as of December 29, 2006, by and among Newpark Resources, Inc., certain of its domestic subsidiaries, certain lenders, JPMorgan Chase Bank, N.A., as agent and LC Issuer, and Bank of America, N.A., as syndication agent. (29)

10.57	Newpark Resources, Inc. 2006 Equity Incentive Plan. †

14.1	Amended Newpark Resources, Inc. Code of Ethics for Directors, Officers and Employees.(29)

21.1	Subsidiaries of the Registrant. †

23.1	Consent of Independent Registered Public Accounting Firm.†

31.1	Certification of Paul L. Howes pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of James E. Braun pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of James E. Braun pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.

*	Management compensation plan or agreement.

(1)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-1 (File No. 33-40716).

(2)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-4 (File No. 333-45197).

(3)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(4)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-8 (File No. 33-83680).

(5)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

(6)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(7)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated June 1, 2000.

(9)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated December 28, 2000, which was filed on January 4, 2001.

(10)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Previously filed as an exhibit to the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

(12)	Previously filed in the exhibits to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(13)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(14)	Previously filed in the exhibits to the registrant’s Registration Statement on Form S-8 (File No. 333-228240).

(15)	Previously filed in the exhibits to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(16)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(17)	Previously filed in the exhibits to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

(18)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated April 20, 2005.

(19)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated August 10, 2005.

(20)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated April 16, 1999.

(21)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

(22)	Previously filed as an exhibit to the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

(23)	Previously included in the signature pages of Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the period ended December 31, 2005.

(24)	Previously filed in the exhibits to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

(25)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated March 22, 2006.

(26)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated June 13, 2006.

(27)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated August 22, 2006.

(28)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated September 20, 2006.

(29)	Previously filed in the exhibits to the registrant’s Current Report on Form 8-K dated January 4, 2007.