Form 10-Q
period 2007-03-31
NEWPARK RESOURCES INC
filed 2007-05-08
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF SECURITIES EXCHANGE ACT
For the transition period from                      to                     .
Commission File No. 1-2960
Newpark Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1123385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Research Forest Drive, Suite 100 The Woodlands, Texas	77381
(Address of principal executive offices)	(Zip Code)
(281) 362-6800
(Registrant’s telephone number, including area code)

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
Yes ☐     No ☑
As of April 23, 2007, a total of 89,902,975 shares of Common Stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTH PERIOD ENDED
March 31, 2007
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking statements in other materials we release to the public. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified in Item 1A, “Risk Factors,” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2006, and those set forth from time to time in our filings with the Securities and Exchange Commission, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.

     We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
     For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.

PART I
ITEM 1. Unaudited Consolidated Financial Statements
Newpark Resources, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
(In thousands, except share data)	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,007	$13,218
Receivables, net	160,928	156,221
Inventories	105,203	111,740
Deferred tax asset	25,467	22,970
Prepaid expenses and other current assets	12,528	13,014
Assets of discontinued operations	2,583	2,555

Total current assets	307,716	319,718

Property, plant and equipment, net	230,687	227,962
Goodwill	55,294	55,143
Deferred tax asset	—	5,348
Other intangible assets, net	11,258	11,623
Other assets	7,455	7,875

	$612,410	$627,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Foreign bank lines of credit	$7,472	$10,938
Current maturities of long-term debt	6,452	4,208
Accounts payable	40,395	43,859
Accrued liabilities	39,058	42,809
Liabilities of discontinued operations	94	181

Total current liabilities	93,471	101,995

Long-term debt, less current portion	181,201	198,186
Deferred tax liability	1,337	—
Other non-current liabilities	4,428	4,345

Total liabilities	280,437	304,526

Stockholders’ equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized, 89,908,657 and
89,675,292 shares issued and outstanding, respectively	899	897
Paid-in capital	446,303	444,763
Accumulated other comprehensive income	8,744	7,940
Retained deficit	(123,973)	(130,457)

Total stockholders’ equity	331,973	323,143

	$612,410	$627,669

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31,
(Unaudited)

(In thousands, except per share data)	2007	2006

Revenues	$171,800	$166,458

Cost of revenues	147,420	148,058

	24,380	18,400

General and administrative expenses	8,155	3,329

Operating income	16,225	15,071

Foreign currency exchange loss	114	105
Interest expense, net	4,444	4,792

Income from continuing operations before income taxes	11,667	10,174
Provision for income taxes	4,206	3,639

Income from continuing operations	7,461	6,535
Loss from discontinued operations, net of tax	(227)	(350)

Net income	$7,234	$6,185

Basic and diluted earnings per share:
Income from continuing operations	$0.08	$0.07
Loss from discontinued operations	0.00	0.00

Income per share	$0.08	$0.07

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31,
(Unaudited)

(In thousands)	2007	2006

Net income	$7,234	$6,185

Changes in interest rate swap and cap (net of tax of $23)	(43)	—
Foreign currency translation adjustments	847	(659)

Comprehensive income	$8,038	$5,526

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements

Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited)

(In thousands)	2007	2006

Cash flows from operating activities:
Net income	$7,234	$6,185
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,148	6,025
Stock-based compensation expense	682	506
Provision for deferred income taxes	3,341	2,914
Gain on sale of assets	(33)	(185)
Change in assets and liabilities:
Increase in accounts and notes receivable	(4,700)	(8,163)
Decrease (increase) in inventories	3,401	(5,537)
Decrease in other assets	1,335	1,267
Decrease in accounts payable	(3,591)	(208)
(Decrease) increase in accrued liabilities and other	(3,744)	9,209

Net cash provided by operating activities	10,073	12,013

Cash flows from investing activities:
Capital expenditures	(5,400)	(12,725)
Proceeds from sale of property, plant and equipment	457	477
Insurance proceeds from property, plant and equipment claim	—	3,471

Net cash used in investing activities	(4,943)	(8,777)

Cash flows from financing activities:
Net payments on lines of credit	(12,310)	(2,769)
Payments on notes payable and long-term debt, net	(6,089)	(3,067)
Proceeds from exercise of stock options and ESPP	970	4,037
Excess tax benefit from exercise of stock options	—	595

Net cash used in financing activities	(17,429)	(1,204)

Effect of exchange rate changes	88	75

Net (decrease) increase in cash and cash equivalents	(12,211)	2,107

Cash and cash equivalents at beginning of period	13,218	7,956

Cash and cash equivalents at end of period	$1,007	$10,063

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation and Significant Accounting Policies
     The accompanying unaudited consolidated condensed financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us”, have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year.
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2007, and the results of our operations and our cash flows for the three months ended March 31, 2007 and 2006. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. We have reclassified certain amounts related to discontinued operations previously reported to conform with the presentation at March 31, 2007.
Note 2 — Discontinued Operations
     During 2006, we decided to shut down the operations of Newpark Environmental Water Solutions, LLC (“NEWS”), and dispose of, or redeploy the assets related to this operation along with the disposal and water treatment operations in Wyoming which existed prior to the start up of NEWS. The operations ceased at these facilities during the fourth quarter of 2006, and all remaining assets of these businesses are held for sale. If we are unable to sell the NEWS assets, we may incur pre-tax cash charges relating to the exit of this business of approximately $3.5 million to $4.0 million, which will be expensed as incurred.

     In connection with this shut down, all assets, liabilities and results of operations have been classified as discontinued operations for all periods presented. Summarized results of operations from discontinued operations are as follows for the three months ended March 31,

(In thousands)	2007	2006

Revenues	$—	$307
Expenses	360	839

Loss from discontinued operations before income taxes	(360)	(532)
Income tax benefit	(133)	(182)

Loss from discontinued operations, net of tax	$(227)	$(350)

     Assets and liabilities of discontinued operations are as follows as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
(In thousands)	2007	2006

Current assets	$196	$168
Property, plant and equipment	2,387	2,387

Assets of discontinued operations	$2,583	$2,555

Liabilities of discontinued operations	$94	$181

Note 3 — Earnings per Share
     The following table presents the reconciliation of the numerator and denominator for calculating income per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2007	2006

Net income	$7,234	$6,185

Weighted average number of common shares outstanding	89,829	89,048
Add: Net effect of dilutive stock options, warrants and restricted stock	419	1,083

Adjusted weighted average number of common shares outstanding	90,248	90,131

Basic and diluted income per share	$0.08	$0.07

     For the three months ended March 31, 2007 and 2006, we had dilutive stock options and warrants of approximately 1.6 million shares and 3.5 million shares, respectively, which were assumed to be exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods.
     During the quarter ended March 31, 2007, we issued 193,365 shares in conjunction with stock options exercised and 40,000 shares in conjunction with the vesting of time restricted shares.

Options and warrants to purchase a total of approximately 3.9 million shares and 2.6 million shares, respectively, of common stock were outstanding during the three months ended March 31, 2007 and 2006, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.
Note 4 — Receivables, net
     Accounts receivable consisted of the following items at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
(In thousands)	2007	2006

Trade receivables	$139,705	$132,332
Unbilled revenues	22,544	23,514
Notes and other receivables	1,084	2,740

Gross accounts receivables	163,333	158,586
Allowance for doubtful accounts	(2,405)	(2,365)

Receivables, net	$160,928	$156,221

Note 5 — Inventory
     Inventory consisted of the following items at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
(In thousands)	2007	2006

Finished goods-composite mats	$8,068	$14,458

Raw materials and components:
Logs	621	3,451
Drilling fluids raw material and components	91,734	89,240
Supplies and other	4,780	4,591

Total raw materials and components	97,135	97,282

Total inventory	$105,203	$111,740

Note 6 — Commitments and Contingencies
Shareholder Litigation
Settlement of Shareholder Derivative and Class Action Litigation
     On April 13, 2007, we announced that, subject to court approval, we had reached a settlement of our pending derivative and class action litigation described below. Under the terms of the settlement, we will pay $1.6 million, and our directors and officers’ liability insurance carrier will pay $8.3 million. A portion of these amounts will be used to pay administration costs and legal fees. If approved, the settlement will resolve all pending shareholder class and derivative litigation against us, our former and current directors, and former officers. As part of the settlement, however, we will preserve certain claims against our former Chief Executive Officer and Chief Financial Officer for matters arising from the potential invoicing irregularities at Soloco and the backdating of stock options. We accrued our share of the settlement costs, along with the legal fees incurred to conclude this settlement, in the first quarter of 2007. The history and nature of this litigation is set forth below.

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
     On October 5, 2006, a third shareholder derivative action was filed in the U.S. District Court, Eastern District of Louisiana, captioned: Vincent Pomponi, Derivatively on Behalf of Newpark Resources, Inc., v. James D. Cole, et al. On October 6, 2006, a fourth derivative action was filed in the U.S. District Court, Eastern District of Louisiana, captioned: David Galchutt, Derivatively on Behalf of Newpark Resources, Inc., v. James D. Cole, et al. These complaints are virtually identical and were brought, allegedly for the benefit of us, in which we are sued as a nominal defendant, against Messrs. Cole and Hardey and current and previous directors Hunt, Kaufman, Stone, Stull, Jerry W. Box, F. Walker Tucei, Jr., Gary L. Warren, Ballantine, Michael Still, Dibo Attar, Phillip S. Sassower, Lawrence I. Schneider and David C. Baldwin, alleging improper financial reporting and backdating of stock option grants to our employees. The plaintiffs do not seek any recovery against us. Instead, they seek unspecified damages from Messrs. Cole and Hardey for alleged disgorgement under the Sarbanes-Oxley Act of 2002 and alleged rescission, against Messrs. Hardey, Hunt, Kaufman, Stone, Ballantine, Still, Attar, Sassower, Schneider, and Baldwin for alleged violation of Section 14(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, and against all of the individual defendants on behalf of us for alleged unjust enrichment, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and constructive trust. All four derivative actions have been consolidated in Judge Livaudais’ court.
     Pursuant to previously existing indemnification agreements, we are advancing to the officer and director defendants the fees they incur to defend themselves, subject to repayment in the event of a determination that they are not entitled to indemnification. We have also agreed to advance to the former directors the fees they incur to defend themselves subject to certain restrictions on reasonableness and an agreement to repay in the event of a determination that they are not entitled to indemnification.
     Our Board of Directors formed a Special Litigation Committee consisting of David C. Anderson and James W. McFarland, recently elected independent directors who are not named in any of the derivative actions, to review the allegations in these actions and in any other derivative actions that may be filed that involve the same subject matter, and the

Special Litigation Committee has retained outside counsel to assist it. After conducting its investigation and analysis of the claims made in the derivative actions, the Special Litigation Committee approved the settlement of the derivative Actions on the terms outlined above. The Special Litigation Committee has recommended that we preserve our causes of action against Messrs. Cole and Hardey, but that we not pursue claims against any other officer or director of our company named in the derivative actions.
     Class Action Lawsuit
     Between April 21, 2006 and May 9, 2006, five lawsuits asserting claims against us for violation of Section 10(b) of the Exchange Act, and SEC Rule 10b-5 were filed in the U.S. District Court for the Eastern District of Louisiana. All five lawsuits have been transferred to Judge Marcel Livaudais who has consolidated these actions as In re: Newpark Resources, Inc. Securities Litigation. Following the filing of the Amendment No. 2 to our Annual Report on Form 10-K/A for 2005 (filed on October 10, 2006), the plaintiffs filed (on November 9, 2006) a Consolidated Class Action Complaint for Securities Fraud (the “Consolidated Class Complaint”) against us and the following directors and officers: James Cole, Matthew Hardey, Thomas Ballantine, David Hunt, Alan Kaufman, James Stone, Roger Stull and Jerry Box. The Consolidated Class Complaint alleges that we and the individual defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act. These allegations arise from our disclosure of an internal investigation into potential irregularities in the processing and payment of invoices at one of our subsidiaries, Soloco Texas, LP, and alleged improper granting, recording and accounting of backdated grants of our stock options to our executives. The Consolidated Class Complaint does not specify the damages sought by the Plaintiffs and no discovery has been conducted to date.
     Pursuant to previously existing indemnification agreements, we will advance to the officer and director defendants the fees they incur to defend themselves, subject to repayment in the event of a determination that they are not entitled to indemnification.
James D. Cole Demand Letter
     By letter dated April 25, 2007, counsel for James D. Cole, our former Chief Executive Officer and former director, notified us that Mr. Cole is pursuing claims against us for breach of his employment agreement and other causes of action. Mr. Cole seeks recovery of approximately $3.1 million purportedly due under his employment agreement and reimbursement of certain defense costs incurred in connection with the shareholder litigation and our internal investigation. Mr. Cole also claims that he is entitled to the sum of $640,000 pursuant to the non-compete provision of his employment agreement. We believe that Cole’s claims regarding his employment agreement are without merit and intend to vigorously defend any action brought by him.
Other Matters
     In response to our announcement to shut down the operations of NEWS as disclosed in our Current Report on Form 8-K filed on August 30, 2006, we received a letter from counsel for the Mexican company in September 2006 demanding, among other things, that we return to the Mexican company certain equipment and pay it an aggregate of $4.0 million for the period that this equipment was utilized, technical support and administrative costs, unreimbursed costs of the equipment, and lost profits due to the Mexican company’s dedication of time to our water treatment business. We have resolved this claim by returning certain equipment belonging to the Mexican company and providing to them certain assets (with minimal residual value) from the former NEWS operations. Mutual releases have been executed.
     We have also been advised that the Securities and Exchange Commission (“SEC”) has opened a formal investigation into the matters disclosed in Amendment No. 2 to our Annual Report on Form 10-K/A filed on October 10, 2006. We are cooperating with the SEC in their investigation.

     In addition, we and our subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters should not have a material effect on our consolidated financial statements.
Note 7 — Segment Data
     Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended
	March 31,
(In thousands)	2007	2006

Revenues by segment:
Fluids systems and engineering	$125,298	$115,289
Mats and integrated services	28,565	33,830
Environmental services	17,937	17,339

Total revenues	$171,800	$166,458

Segment operating income:
Fluids systems and engineering	$16,630	$12,660
Mats and integrated services	4,518	3,707
Environmental services	3,232	2,033

Total segment operating income	24,380	18,400
General and administrative expenses	8,155	3,329

Total operating income	$16,225	$15,071

     In the first quarter of 2007 following a comprehensive review of all of our businesses, we decided to explore strategic alternatives with regards to our Environmental Services business, including the potential sale of this business. This decision is part of our newly developed strategic plan to focus our attention and capital on our Fluids Systems and Engineering and Mats and Integrated Services businesses. It is in these two segments where we believe there is a greater opportunity for earnings growth.
Note 8 — Uncertain Tax Positions
     On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48, we performed a comprehensive review of possible uncertain tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of FIN 48, we recognized a liability of approximately $0.8 million resulting in a corresponding increase to the retained deficit balance.
     We do not recognize accrued interest and penalties related to uncertain tax positions in income tax expense. These costs are captured in interest and general and administrative expenses, respectively. No interest or penalties have been accrued due to tax net operating losses.
     Our United States tax returns for 2003 and subsequent years remain subject to examination by tax authorities. In our international tax jurisdictions, tax returns for 2003 and subsequent years also remain subject to examination by tax authorities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our consolidated financial statements and Notes to Consolidated Financial Statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2006.
     We are a diversified oil and gas industry supplier and we currently have three operating segments: fluids systems and engineering, mats and integrated services, and environmental services. We provide these products and services principally to the oil and gas exploration and production (“E&P”) industry in the U.S. Gulf Coast, West Texas, U.S. Mid-continent, U.S. Rocky Mountains, Canada, Mexico, Brazil and areas of Europe and North Africa surrounding the Mediterranean Sea. Further, we are expanding our presence outside the E&P sector, particularly in mats and integrated services, where we are marketing to utilities, municipalities, and government sectors.
     In the first quarter of 2007 following a comprehensive review of all of our businesses, we decided to explore strategic alternatives with regards to our Environmental Services business, including the potential sale of this business. Subsequently, we initiated a sale process for this business and expect a sale to be completed in 2007. This decision is part of our newly developed strategic plan to focus our attention and capital on our Fluids Systems and Engineering and Mats and Integrated Services businesses.
     In April 2007, we announced that, subject to court approval, we had reached a settlement of our pending derivative and class action litigation. Under the terms of the settlement, we will pay $1.6 million, and our directors and officers’ liability insurance carrier will pay $8.3 million. If approved, the settlement will resolve all pending shareholder class and derivative litigation against us, our former and current directors, and our former officers. As part of the settlement, however, we will preserve certain claims against our former Chief Executive Officer and Chief Financial Officer for matters arising from the potential invoicing irregularities at Soloco and the backdating of stock options. We accrued our share of the settlement costs, along with the legal fees incurred to conclude this settlement, in the first quarter of 2007.
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

	1Q06	2Q06	3Q06	4Q06	1Q07

U.S. rig count	1,521	1,635	1,721	1,719	1,734
Canadian rig count	661	292	490	441	521

Derived from Baker Hughes Incorporated

     Summarized financial information concerning our reportable segments is shown in the following table (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2007	2006	$	%

Revenues by segment:
Fluid systems and engineering	$125,298	$115,289	$10,009	9%
Mats and integrated services	28,565	33,830	(5,265)	(16)
Environmental services	17,937	17,339	598	3

Total revenues	$171,800	$166,458	$5,342	3%

Segment Operating Income:
Fluid systems and engineering	$16,630	$12,660	$3,970
Mats and integrated services	4,518	3,707	811
Environmental services	3,232	2,033	1,199

Total segment operating income	24,380	18,400	5,980
General and administrative expenses	8,155	3,329	4,826

Total operating income	$16,225	$15,071	$1,154

Segment Operating Margin:
Fluids systems and engineering	13.3%	11.0%
Mats and integrated services	15.8%	11.0%
Environmental services	18.0%	11.7%
The amounts above are shown net of intersegment transfers.
Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006
Fluids Systems and Engineering
Revenues
     Total revenue by region for this segment was as follows for the three months ended March 31, 2007 and 2006 (dollars in millions):

			Change
	2007	2006	$	%

Drilling fluid sales and engineering:
North America	$78.6	$75.1	$3.5	5%
Mediterranean and South America	15.5	12.9	2.6	20

Total drilling fluid sales and engineering	94.1	88.0	6.1	7
Completion Fluids and Services	19.2	17.5	1.7	10
Industrial Materials	12.0	9.8	2.2	22

Total	$125.3	$115.3	$10.0	9%

     North American drilling fluid sales and engineering revenues increased 5% to $78.6 million for the quarter ended March 31, 2007, as compared to $75.1 for the quarter ended March 31, 2006. Overall North American rig activity increased 3% during this period, while the average number of North American rigs serviced by this segment, namely the U.S. Gulf Coast, U.S. Central Region and Canada, decreased by 13%. Significant drivers of the revenue growth were market penetration in areas where new rigs are being deployed in our markets, the servicing of more complicated wells which generate higher revenues and improved pricing. The decrease in the number of rigs serviced by this segment is primarily related to the Canadian market shift to drilling shallower conventional oil wells as compared to the deeper wells that we typically service. Average revenue per rig, an indication of the complexity and depth of wells being serviced, increased 20% from the quarter ended March 31, 2006 to the same period in 2007.
     In the quarter ended March 31, 2007, our Mediterranean and South American revenues increased 20% over the same period in 2006. These increases were driven by North African rig activity and additional segment infrastructure investment in this market. These operations are realizing improvements as a result of continued focus on technology and performance.
     Revenues in our Completion Fluids and Services business increased $1.7 million, or 10%, to $19.2 million for the quarter ended March 31, 2007, due to increased investment in the completion fluids business as well as increased market share and higher well completion activity.
     Revenues in our Industrial Materials market is principally associated with wholesale sales of barite and industrial minerals. These revenues increased $2.2 million for the quarter ended March 31, 2007, or 22%, as compared to the same period in 2006 as a result of higher demand for barite driven by the increased drilling activity in the U.S. markets we serve.
Operating Income
     Operating income for this segment increased $4.0 million for the quarter ended March 31, 2007 on a $10.0 million increase in revenues, compared to the same period in 2006, representing an incremental operating margin of 40.0%. The operating margin for this segment for the quarter ended March 31, 2007 was 13.3%, compared to 11.0% for the comparable period in 2006. The increase in operating margin included $1.1 million attributable to increased sales volume and $2.9 million attributable to operating leverage gained throughout the segment and a change in mix of revenues along with an increased focus on pricing driven by higher market demand.
Mats and Integrated Services
Revenues
     Total revenue for this segment consists of the following for the three months ended March 31, 2007 and 2006 (dollars in millions):

			Change
	2007	2006	$	%

Installation	$5.6	$4.7	$0.9	19%
Re-rental	3.3	2.0	1.3	65

Total U.S. oilfield mat rental	8.9	6.7	2.2	33
Canadian mat sales	0.1	7.7	(7.6)	(99)
Composite mat sales and rentals	6.2	4.7	1.5	32
Sawmill	4.6	4.6	—	—
Integrated services	8.8	9.4	(0.6)	(6)
Non-oilfield mat rental	—	0.7	(0.7)	(100)

Total	$28.6	$33.8	$(5.2)	(15)%

     U.S. oilfield mat rental volume, measured in square feet, decreased 6.7% for the quarter ended March 31, 2007 compared to the same period in 2006. The average price per square foot increased 28.8% from the quarter ended March 31, 2006. Total U.S. oilfield mat rental revenues increased by $2.2 million in the quarter ended March 31, 2007, compared to the same period in 2006, reflecting an increase in our pricing, driven by increased market demand.
     Canadian revenues, primarily related to the sales of wooden mats, decreased $7.6 million for the quarter ended March 31, 2007. This decrease is due to extended winter conditions in 2007 along with a large one-time sale in the first quarter of 2006.
     Composite mat and rentals revenue increased $1.5 million from the quarter ended March 31, 2006 to $6.2 million for the comparable quarter in 2007, which includes a 41% increase in DuraBase™ mats partially offset by a 40% decrease in Bravo™ mats. The DuraBase™ average price per mat is significantly higher than the Bravo™ average price per mat, resulting in the net increase in sales.
     Integrated services and other revenues, our lowest-margin business unit for this segment, decreased $0.6 million for the quarter ended March 31, 2007 as compared to the same period in 2006.
Operating Income
     Mats and integrated services operating income improved $0.8 million for the quarter ended March 31, 2007 on a $5.2 million decrease in revenues, compared to the same period in 2006. Operating margins increased to 15.8% for the quarter ended March 31, 2007 as compared to 11.0% for the same period in 2006. The increased operating margin is primarily attributable to improved pricing combined with improved sales mix and operating cost leverage on rentals.
Environmental Services
Revenues
     Total revenue for this segment consists of the following for the three months ended March 31, 2007 and 2006 (dollars in millions):

			Change
	2007	2006	$	%

E&P Waste U.S. Gulf Coast	$12.2	$11.5	$0.7	6%
E&P Waste Non-U.S. Gulf Coast	3.6	4.4	(0.8)	(18)
NORM & Industrial	2.1	1.5	0.6	40

Total	$17.9	$17.3	$0.6	3%

     E&P Waste U.S. Gulf Coast revenues increased $0.7 million, or 6.0%, on a 13.1% increase in average revenue per barrel driven by a higher mix of off-shore waste, offset by a 4.9% decrease in total waste volumes received for the quarter ended March 31, 2007. E&P Waste Non-U.S. Gulf Coast decreased primarily due to lower activity in the Canadian market. NORM & Industrial revenues increased due to a 28% increase in waste volumes received, combined with improved revenue per barrel.
Operating Income
     Environmental services operating income increased $1.2 million for the quarter ended March 31, 2007 on a $0.6 million increase in revenues, compared to the same period in 2006 reflecting an operating margin improvement to 18.0% for the quarter ended March 31, 2007 compared to 11.7% for the quarter ended March 31, 2006. The improved operating margins are primarily attributable to improved pricing and the mix of sales described above, which resulted in higher revenues per barrel throughout the segment.

General and Administrative Expense
     General and administrative expense increased $4.8 million to $8.2 million for the quarter ended March 31, 2007. The quarter ended March 31, 2007 included $2.4 million of expenses related to the shareholder class action and derivative litigation, including a $1.6 million settlement charge, based on an April 2007 agreement that is subject to court approval. Additionally, the quarter included consulting fees of $1.0 million related to corporate strategic planning projects. Salaries and other employee related costs increased $1.1 million due to the relocation of the corporate office and the addition of new corporate executive officers and staff positions.
Interest Expense, net
     Interest expense, net, totaled $4.4 million for the first quarter of 2007 as compared to $4.8 million for the first quarter of 2006 due to lower average debt balances during the quarter ended March 31, 2007.
Provision for Income Taxes
     For the quarter ended March 31, 2007, we recorded an income tax provision of $4.2 million, reflecting an income tax rate of 36.1%. For the quarter ended March 31, 2006, we recorded an income tax provision of $3.6 million, reflecting an income tax rate of 35.8%.
Discontinued Operations
     During 2006, we decided to shut down the operations of Newpark Environmental Water Solutions, LLC (“NEWS”), and dispose of, or redeploy the assets related to this operation along with the disposal and water treatment operations in Wyoming which existed prior to the start up of NEWS. The operations ceased at these facilities during the fourth quarter of 2006, and all remaining assets of these businesses are held for sale. If we are unable to sell the NEWS assets, we may incur pre-tax cash charges relating to the exit of this business of approximately $3.5 million to $4.0 million, which will be expensed as incurred. During the first quarter of 2007, we recorded $0.2 million of losses, net of taxes, related to the shutdown of these operations.
Liquidity and Capital Resources
     Cash generated from operating activities during the first quarter of 2007 totaled $10.1 million. Net income adjusted for non-cash items generated $17.4 million of cash during the period, while changes in working capital used $7.3 million of cash. This cash was used primarily to fund capital expenditures of $5.4 million during the quarter.
     Net cash used in financing activities during the first quarter of 2007 totaled $17.4 million and included $18.4 million in net debt repayments. These repayments were primarily funded by a $12.2 million reduction in idle cash balances, along with $1.0 million in proceeds from employee stock plans.
     We anticipate that our working capital requirements for 2007 will continue to increase with the anticipated growth in revenue. Some of the increase in working capital requirements should be offset by our continued focus on improving our collection cycle. However, we believe we have the ability to fund the expected increase in working capital.

Our long term capitalization was as follows as of:

	March 31,	December 31,
	2007	2006

Long-term debt:
Term Credit Facility	$142,566	$148,125
Credit facility-revolver	36,178	44,825
Other, primarily mat financing	2,457	5,236

Total long-term debt	181,201	198,186
Stockholders’ equity	331,973	323,143

Total capitalization	$513,174	$521,329

Long-term debt to long-term capitalization	35.3%	38.0%

     In August 2006, we entered into a term credit agreement which we refer to as the Term Credit Facility. This Term Credit Facility, in the aggregate face amount of $150.0 million, has a five-year term and a current interest rate of LIBOR plus 3.00%, based on our corporate family ratings by Moody’s and Standard & Poor’s. The maturity date of the Term Credit Facility is August 18, 2011.
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
     At March 31, 2007, the maximum amount we could borrow under the Revolving Credit Facility was $100.0 million. In addition to the $36.2 million outstanding under the facility, $12.3 million in letters of credit were issued and outstanding at March 31, 2007, leaving $51.5 million of availability. The Revolving Credit Facility bears interest at either a specified prime rate (8.25% at March 31, 2007), or a LIBOR rate plus a spread determined quarterly based upon the amount of the prior quarter average availability under the Revolving Credit Facility (7.07% at March 31, 2007). The weighted average interest rates on the outstanding balances under the credit facilities as of March 31, 2007 and December 31, 2006 were 7.60% and 7.63%, respectively.
     Both the Term Credit Facility and Revolving Credit Facility contain a fixed charge coverage ratio covenant and a debt to EBITDA ratio. As of March 31, 2007, we were in compliance with the financial covenants contained in these facilities. The Term Credit Facility and the Revolving Credit Facility also contain covenants that significantly limit our ability to pay dividends on our common stock, incur additional debt and repurchase our common stock.
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
Critical Accounting Estimates
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
     For additional discussion of our critical accounting estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our critical accounting policies have not changed materially since December 31, 2006, except for the adoption of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” which we refer to as “FIN 48”, in Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
     Our policy historically has been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At March 31, 2007, we had total debt outstanding of $195.1 million, all of which is subject to variable rate terms.
     Our Term Credit Agreement requires that we enter into, and thereafter maintain, interest rate management transactions, such as interest rate swap arrangements, to the extent necessary to provide that at least 50% of the aggregate principal amount of the Term Credit Facility is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. To satisfy this requirement, we entered into an interest rate swap arrangement for the period from September 22, 2006 through March 22, 2008, which fixes the LIBOR rate applicable to 100% of the principle amount under the Term Credit Facility at 5.35% plus a spread based on our corporate family ratings by Moody’s and Standard & Poor’s. In addition, we entered into an interest rate cap arrangement that provides for a maximum LIBOR rate of 6.00% on the principal amount of $68.9 million for the period from March 22, 2008 through September 22, 2009. We paid a fee of $170,000 for the interest rate cap arrangement. Through this swap arrangement, we have effectively fixed the interest rate on $144.1 million, or 73.8%, of our total debt outstanding as of March 31, 2007.
     The fair value of the Term Credit Facility totaled $145.5 million at March 31, 2007, as compared to the recorded balance of $144.1 million. The fair value of the interest rate swap is a $302,000 liability as of March 31, 2007. The fair value of the interest rate cap is $38,000 as of March 31, 2007 as compared to the original cost of $170,000.
     As of March 31, 2007, Ava, S.p.A, our European fluids systems and engineering subsidiary, which we refer to as Ava, had a swap arrangement in which Ava received a floating rate from a bank and paid a rate which varied based on inflation. Under the terms of the swap, Ava receives an annual payment from the bank based on a Euro notional amount of $4.0 million times the Euribor rate in effect as of the end of the determination period, and pays an annual amount to the bank based on the notional amount times a rate which varies according to both the Euribor rate and the published inflation rate for the Euro area. This arrangement requires annual settlements and matures in February 2015. At March 31, 2007, the fair value of this arrangement represents a liability of approximately $711,000.

     The remaining $45.7 million of debt outstanding at March 31, 2007 bears interest at a floating rate. At March 31, 2007, the weighted average interest rate under our floating-rate debt was approximately 7.24%. A 200 basis point increase in market interest rates during 2007 would cause our annual interest expense to increase approximately $576,000, net of taxes, resulting in a $0.01 per diluted share reduction in annual earnings.
Foreign Currency
     Our principal foreign operations are conducted in Canada and in areas surrounding the Mediterranean Sea. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments. However, during the quarter ended March 31, 2005, our Canadian subsidiary committed to purchase approximately $2.0 million of barite from one of our U.S. subsidiaries and we entered into a foreign currency forward contract arrangement to reduce its exposure to foreign currency fluctuations related to this commitment. The forward contract required that the Canadian subsidiary purchase approximately $2.0 million U.S. dollars at a contracted exchange rate of 1.2496 over a two year period. During the three months ended March 31, 2007, the contract expired and we have not entered into a similar contract.
ITEM 4. Controls and Procedures
(a)	We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and oversight of our chief executive officer and chief financial officer, evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As previously reported in our Form 10-K for the year ended December 31, 2006, in conducting this evaluation for the period ended December 31, 2006 the following material weaknesses were identified in our internal control over financial reporting:
•	Management did not adequately monitor certain control practices to foster an environment that allowed for a consistent and open flow of information and communication between those who initiated transactions and those who were responsible for the financial reporting of those transactions, principally at one of our subsidiaries, Soloco, Inc. This control deficiency resulted in 2006 adjustments that were recorded by management and related to accounts receivable and revenues; and

•	Management did not maintain effective controls over the recording of intangible assets. This control deficiency resulted in 2006 adjustments that were recorded by management and related to intangible assets and cost of revenues.
On the basis of these findings, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective, as of the end of the December 31, 2006 period.
While we believe we have taken the steps necessary to remediate the material weaknesses relating to the flow of information within our Soloco subsidiary and the recording of intangible assets, we cannot confirm the effectiveness of our enhanced internal controls with respect to these matters until we have conducted sufficient tests. Accordingly, we continue to conclude that our disclosure controls and procedures are ineffective as of March 31, 2007.
(c)	There have been no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. Legal Proceedings
     The information set forth in the legal proceedings section of Note 6, “Commitments and Contingencies,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.
ITEM 1A. Risk Factors
     There have been no material changes during the period ended March 31, 2007 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.

(b)	None.

(c)	None.
ITEM 3. Defaults Upon Senior Securities
     Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
ITEM 5. Other Information
     Not applicable.
ITEM 6. Exhibits
3.1	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Form 8-K filed March 13, 2007 and incorporate herein by reference.

10.1	Employment Agreement, dated April 20, 2007 by and between Newpark Resources, Inc. and Bruce Smith. *+

10.2	Employment Agreement, dated May 18, 2006 by and between Newpark Resources, Inc. and Sean Mikaelian.*

10.3	Waiver to Amended and Restated Credit Agreement dated March 21, 2007, by and among Newpark Resources, Inc., certain of its domestic subsidiaries, certain lenders, and JP Morgan Chase Bank, N.A. as agent and LC Issuer.

10.4	First Amendment and Waiver to Amended and Restated Credit Agreement dated March 21, 2007, by and among Newpark Resources, Inc., certain of its domestic subsidiaries, certain lenders, and JP Morgan Chase Bank, N.A., as agent and LC Issuer.

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensation plan or agreement.

+	Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

NEWPARK RESOURCES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 7, 2007

NEWPARK RESOURCES, INC.
By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James E. Braun
James E. Braun, Vice President and
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gregg Piontek
Gregg Piontek, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibits	Description of Exhibit

3.1	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Form 8-K filed March 13, 2007 and incorporate herein by reference.

10.1	Employment Agreement, dated April 20, 2007 by and between Newpark Resources, Inc. and Bruce Smith. *+

10.2	Employment Agreement, dated May 18, 2006 by and between Newpark Resources, Inc. and Sean Mikaelian.*

10.3	Waiver to Amended and Restated Credit Agreement dated March 21, 2007, by and among Newpark Resources, Inc., certain of its domestic subsidiaries, certain lenders, and JP Morgan Chase Bank, N.A. as agent and LC Issuer.

10.4	First Amendment and Waiver to Amended and Restated Credit Agreement dated March 21, 2007, by and among Newpark Resources, Inc., certain of its domestic subsidiaries, certain lenders, and JP Morgan Chase Bank, N.A., as agent and LC Issuer.

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensation plan or agreement.

+	Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.