Form 10-Q
period 2007-06-30
NEWPARK RESOURCES INC
filed 2007-08-03
CIK 71829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐       No ☑
As of July 25, 2007, a total of 90,086,238 shares of Common Stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED
June 30, 2007
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

PART I
ITEM 1. Unaudited Consolidated Financial Statements
Newpark Resources, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except share data)	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,483	$12,974
Receivables, net	156,681	154,443
Inventories	107,464	108,129
Deferred tax asset	26,052	22,970
Prepaid expenses and other current assets	18,207	12,878
Assets of discontinued operations	9,023	15,459

Total current assets	320,910	326,853

Property, plant and equipment, net	223,588	220,827
Goodwill	56,013	55,143
Deferred tax asset	—	5,348
Other intangible assets, net	11,038	11,623
Other assets	6,541	7,875

	$618,090	$627,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Foreign bank lines of credit	$4,546	$10,938
Current maturities of long-term debt	6,383	4,208
Accounts payable	53,412	43,793
Accrued liabilities	36,350	42,692
Liabilities of discontinued operations	844	364

Total current liabilities	101,535	101,995

Long-term debt, less current portion	166,040	198,186
Deferred tax liability	4,567	—
Other non-current liabilities	4,210	4,345

Total liabilities	276,352	304,526

Stockholders’ equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized, 90,043,854 and 89,675,292 shares issued and outstanding, respectively	900	897
Paid-in capital	447,568	444,763
Accumulated other comprehensive income	11,944	7,940
Retained deficit	(118,674)	(130,457)

Total stockholders’ equity	341,738	323,143

	$618,090	$627,669

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2007	2006	2007	2006

Revenues	$167,050	$160,724	$334,251	$322,603
Cost of revenues	145,587	141,015	288,327	283,859

	21,463	19,709	45,924	38,744

General and administrative expenses	5,111	5,463	13,266	8,792

Operating income	16,352	14,246	32,658	29,952
Foreign currency exchange gain	(293)	(432)	(179)	(327)
Interest expense, net	3,817	4,123	8,241	8,916

Income from continuing operations before income taxes	12,828	10,555	24,596	21,363
Provision for income taxes	4,584	3,694	8,774	7,555

Income from continuing operations	8,244	6,861	15,822	13,808
Loss from discontinued operations, net of tax	(2,945)	(938)	(3,289)	(1,700)

Net income	$5,299	$5,923	$12,533	$12,108

Weighted average shares outstanding
Basic	89,979	89,373	89,907	89,212
Diluted	90,671	89,874	90,359	89,991

Basic earnings per share
Income from continuing operations	$0.09	$0.08	$0.18	$0.16
Loss from discontinued operations	(0.03)	(0.01)	(0.04)	(0.02)

Income per share	$0.06	$0.07	$0.14	$0.14

Diluted earnings per share
Income from continuing operations	$0.09	$0.08	$0.18	$0.15
Loss from discontinued operations	(0.03)	(0.01)	(0.04)	(0.02)

Income per share	$0.06	$0.07	$0.14	$0.13

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006

Net income	$5,299	$5,923	$12,533	$12,108
Changes in fair value of interest rate swap and cap (net of tax of $23 and $68)	(129)	—	(172)	—
Foreign currency translation adjustments	3,329	1,624	4,176	965

Comprehensive income	$8,499	$7,547	$16,537	$13,073

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2007	2006

Cash flows from operating activities:
Net income	$12,533	$12,108
Adjustments to reconcile net income to net cash provided by operations:
Net loss from discontinued operations	3,289	1,700
Depreciation and amortization	12,221	13,110
Stock-based compensation expense	1,197	1,133
Provision for deferred income taxes	5,883	5,354
Provision for doubtful accounts	524	808
Loss on sale of assets	795	321
Change in assets and liabilities:
Increase in accounts and notes receivable	(2,762)	(11,325)
Increase in inventories	(2,471)	(11,929)
Increase in other assets	(1,219)	(862)
Increase (decrease) in accounts payable	9,619	(4,107)
(Decrease) increase in accrued liabilities and other	(7,086)	6,491

Net operating activities of continuing operations	32,523	12,802
Net operating activities of discontinued operations	3,627	(3,616)

Net cash provided by operating activities	36,150	9,186

Cash flows from investing activities:
Capital expenditures	(11,532)	(11,972)
Proceeds from sale of property, plant and equipment	633	539
Insurance proceeds from property, plant and equipment claim	—	3,471

Net investing activities of continuing operations	(10,899)	(7,962)
Net investing activities of discontinued operations	—	(10,783)

Net cash used in investing activities	(10,899)	(18,745)

Cash flows from financing activities:
Net (payments) borrowings on lines of credit	(30,555)	15,516
Proceeds from long-term financing	937	—
Payments on notes payable and long-term debt, net	(7,048)	(10,417)
Proceeds from exercise of stock options and ESPP	1,702	4,075
Excess tax benefit from exercise of stock options	—	596

Net cash (used in) provided by financing activities	(34,964)	9,770

Effect of exchange rate changes	222	247

Net (decrease) increase in cash and cash equivalents	(9,491)	458

Cash and cash equivalents at beginning of period	12,974	7,747

Cash and cash equivalents at end of period	$3,483	$8,205

Cash Paid for:
Income taxes (net of refunds)	$3,759	$2,309
Interest	$8,410	$8,581
See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
     The accompanying unaudited consolidated condensed financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us”, have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year.
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2007, and the results of our operations and our cash flows for the three and six months ended June 30, 2007 and 2006. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. We have reclassified certain amounts related to discontinued operations previously reported to conform with the presentation at June 30, 2007.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2006.
Note 2 – Discontinued Operations
     During 2006, we decided to shut down the operations of Newpark Environmental Water Solutions, LLC (“NEWS”), and dispose of, or redeploy the assets related to this operation along with the disposal and water treatment operations in Wyoming which existed prior to the start up of NEWS. The operations ceased at these facilities during the fourth quarter of 2006, and all remaining assets of these businesses are held for sale. As a result of separate agreements entered into during 2007 to sell substantially all remaining assets and settle outstanding claims related to the NEWS business, a $0.9 million charge ($0.6 million after-tax) was recorded during the quarter ended June 30, 2007.
     During the second quarter of 2007, we began to explore strategic alternatives related to a sawmill facility that supplies wood products to third parties and provides wooden mat materials for our Mats and Integrated Services segment. In June 2007, we signed a letter of intent with a third party to sell substantially all of the operating assets of the sawmill facility for $4.0 million, subject to certain adjustments. In July 2007, we entered into a definitive agreement related to this transaction. Accordingly, we reclassified all assets, liabilities and the results of operations to discontinued operations for all periods presented, and recorded an impairment charge of $3.2 million ($2.1 million after-tax) to reduce the value of the sawmill assets to expected realizable value. We expect the sale of this facility to be completed in the third quarter of 2007.

     Summarized results of operations from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$3,748	$4,107	$8,347	$8,993
Loss from discontinued operations before income taxes	(4,419)	(1,437)	(4,880)	(2,604)
Loss from discontinued operations, net of tax	(2,945)	(938)	(3,289)	(1,700)
     Assets and liabilities of discontinued operations are as follows as of June 30, 2007 and December 31, 2006:

	June 30,	December
(In thousands)	2007	31, 2006

Current assets	$3,340	$5,935
Property, plant and equipment	5,659	9,500
Other assets	24	24

Assets of discontinued operations	$9,023	$15,459

Liabilities of discontinued operations	$844	$364

Note 3 – Earnings per Share
     The following table presents the reconciliation of the numerator and denominator for calculating income per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2007	2006	2007	2006
Net income	$5,299	$5,923	$12,533	$12,108

Weighted average number of common shares outstanding	89,979	89,373	89,907	89,212
Add: Net effect of dilutive stock options, warrants and restricted stock	692	501	452	779

Adjusted weighted average number of common shares outstanding	90,671	89,874	90,359	89,991

Basic income per share	$0.06	$0.07	$0.14	$0.14

Diluted income per share	$0.06	$0.07	$0.14	$0.13

     For the three and six months ended June 30, 2007, we had dilutive stock options and warrants of approximately 3.9 million shares and 1.3 million shares, respectively, which were assumed to be exercised using the treasury stock method. For the three and six months ended June 30, 2006, we had dilutive stock options and warrants of approximately 2.1 million shares and

2.7 million shares, respectively, which were assumed to be exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods.
     During the three and six months ended June 30, 2007, respectively, we issued 124,197 shares and 317,562 shares in conjunction with the exercise of stock options. During the three and six months ended June 30, 2007, respectively, we issued 10,000 shares and 50,000 shares in conjunction with the vesting of time restricted shares.
     Options and warrants to purchase a total of approximately 1.0 million shares and 3.6 million shares, respectively, of common stock were outstanding during the three and six months ended June 30, 2007, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive. Options and warrants to purchase a total of approximately 4.2 million shares and 3.5 million shares, respectively, of common stock were outstanding during the three and six months ended June 30, 2006, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.
     On June 1, 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our Common Stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. Prior to 2007, all outstanding Series B Preferred Stock was converted to Common Stock. As of June 30, 2007, the Series B Warrant, as adjusted for certain anti-dilution provisions, remains outstanding and provides for the right to purchase up to 1,928,972 shares of our Common Stock. The Series B Warrant was originally issued with a seven year life, expiring June 1, 2007. This warrant contains certain registration provisions, which, if not met, reduce the exercise price of the warrants by 2.5%, compounding monthly, extending the term of the warrant. The warrant may also provide for a corresponding increase in the number of shares that can be purchased by the warrant. We are currently not in compliance with the registration provisions and do not currently expect to establish an effective registration of this warrant until November 2007. As a result of the anti-dilution adjustments and registration provisions, the exercise price for these warrants is $7.51 as of June 30, 2007.
Note 4 – Stock Based Compensation
     During the quarter ended June 30, 2007, the Compensation Committee of our Board of Directors approved equity-based compensation to key employees, executive officers, directors and other corporate and divisional officers. These awards included a grant of 415,000 deferred stock awards which become payable share for share in Common Stock subject to meeting certain performance criteria over a three year measurement period. Additionally, 957,500 stock options were granted at an exercise price of $7.82 which provide for equal vesting over a three-year period with a term of ten years. Non-employee directors each received a grant of 10,000 shares of restricted Common Stock reflecting a total of 60,000 shares, which vest in full on the first anniversary of the grant date.

Note 5 – Receivables, net
     Receivables consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December
(In thousands)	2007	31, 2006

Trade receivables	$131,130	$130,613
Unbilled revenues	27,852	23,455
Notes and other receivables	655	2,740

Gross accounts receivables	159,637	156,808
Allowance for doubtful accounts	(2,956)	(2,365)

Receivables, net	$156,681	$154,443

Note 6 – Inventory
     Inventory consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December
(In thousands)	2007	31, 2006

Finished goods-composite mats	$6,880	$14,458

Raw materials and components:
Drilling fluids raw material and components	94,109	89,240
Supplies and other	6,475	4,431

Total raw materials and components	100,584	93,671

Total inventory	$107,464	$108,129

Note 7 – Commitments and Contingencies
Shareholder Litigation
Settlement of Shareholder Derivative and Class Action Litigation
     On April 13, 2007, we announced that, subject to court approval, we had reached a settlement of our pending derivative and class action litigation described below. Under the terms of the settlement, we will pay $1.6 million, and our directors and officers’ liability insurance carrier will pay $8.3 million. A portion of these amounts will be used to pay administration costs and legal fees. If approved, the settlement will resolve all pending shareholder class and derivative litigation against us, our former and current directors, and former officers. As part of the settlement, however, we will preserve certain claims against our former Chief Executive Officer and Chief Financial Officer for matters arising from the potential invoicing irregularities at Soloco Texas, LP and the backdating of stock options. The settlement has received preliminary court approval and notification is being sent to the shareholders. A hearing to consider final approval of the settlement is scheduled for October 9, 2007. As of June 30, 2007, we have accrued our estimated costs required to conclude this settlement. The history and nature of this litigation is set forth below.

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
James D. Cole Demand Letter
     By letter dated April 25, 2007, counsel for James D. Cole, our former Chief Executive Officer and former director, notified us that Mr. Cole is pursuing claims against us for breach of his employment agreement and other causes of action. Mr. Cole seeks recovery of approximately $3.1 million purportedly due under his employment agreement and reimbursement of certain defense costs incurred in connection with the shareholder litigation and our internal investigation. Mr. Cole also claims that he is entitled to the sum of $640,000 pursuant to the non-compete provision of his employment agreement. We believe that Mr. Cole’s claims regarding his employment agreement are without merit and intend to vigorously defend any action brought by him.
Other Matters
     In response to our announcement to exit the business activities of NEWS as disclosed in our Current Report on Form 8-K filed on August 30, 2006, we received a letter from counsel for the Mexican company in September 2006 demanding, among other things, that we return to the Mexican company certain equipment and pay it an aggregate of $4.0 million for the period that this equipment was utilized, technical support and administrative costs, unreimbursed costs of the equipment, and lost profits due to the Mexican company’s dedication of time to our water treatment business. We have resolved this claim by agreeing to return certain equipment belonging to the Mexican company and providing to them certain assets from the former NEWS operations. A charge of $0.4 million was recorded in the second quarter of 2007 related to the decommissioning of one of the former NEWS facilities and our obligations to return the equipment.

     We have also been advised that the Securities and Exchange Commission (“SEC”) has opened a formal investigation into the matters disclosed in Amendment No. 2 to our Annual Report on Form 10-K/A filed on October 10, 2006. We are cooperating with the SEC in their investigation.
     In addition, we and our subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters should not have a material effect on our results of operations or financial position.
Note 8 – Segment Data
     Summarized financial information concerning our reportable segments is shown in the following table:

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006
Revenues by segment:
Fluids Systems and Engineering	$131,163	$111,868		$256,461	$227,157
Mats and Integrated Services	18,819	31,133		42,785	60,384
Environmental Services	17,068	17,723		35,005	35,062

Total revenues	$167,050	$160,724		$334,251	$322,603

Segment operating income:
Fluids Systems and Engineering	$16,323	$13,143	(1)	$32,953	$25,803	(1)
Mats and Integrated Services	2,273	4,217		6,873	8,559
Environmental Services	2,867	2,349	(2)	6,098	4,382	(2)

Total segment operating income	21,463	19,709		45,924	38,744
General and administrative expenses	5,111	5,463		13,266	8,792

Total operating income	$16,352	$14,246		$32,658	$29,952

(1)	Includes $0.8 million of insurance recoveries as a result of Hurricanes Katrina and Rita

(2)	Includes $0.1 million of insurance recoveries as a result of Hurricanes Katrina and Rita
     In the first quarter of 2007 following a comprehensive review of all of our businesses, we decided to explore strategic alternatives with regards to our Environmental Services business, including the potential sale of this business. This decision is part of our newly-developed strategic plan to focus our attention and capital on our Fluids Systems and Engineering and Mats and Integrated Services businesses. It is in these two segments where we believe there is a greater opportunity for earnings growth.
Note 9 – Uncertain Tax Positions
     On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48, we performed a comprehensive review of possible uncertain tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of FIN 48, we recognized a liability of approximately $0.8 million resulting in a corresponding increase to the retained deficit balance.

     We recognize accrued interest and penalties related to uncertain tax positions in interest and general and administrative expenses, respectively. No interest or penalties have been accrued due to tax net operating loss carry forwards.
     Our United States and international income tax returns for 2003 and subsequent years remain subject to examination by tax authorities.

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
     Following a comprehensive review of all of our businesses in the first quarter of 2007, we decided to explore strategic alternatives with regards to our Environmental Services business, including the potential sale of this business. Subsequently, we initiated a sale process for this business. While we have received indications of interest from numerous potential buyers and are continuing to conduct due diligence procedures with them, we have not yet entered into any binding agreement to sell this business. The decision to explore the potential sale of this business is part of our newly developed strategic plan to focus our attention and capital on our Fluids Systems and Engineering and Mats and Integrated Services businesses.
     In April 2007, we announced that, subject to court approval, we had reached a settlement of our pending derivative and class action litigation. Under the terms of the settlement, we will pay $1.6 million, and our directors and officers’ liability insurance carrier will pay $8.3 million. If approved, the settlement will resolve all pending shareholder class and derivative litigation against us, our former and current directors, and our former officers. As part of the settlement, however, we will preserve certain claims against our former Chief Executive Officer and Chief Financial Officer for matters arising from the potential invoicing irregularities at Soloco Texas, LP and the backdating of stock options. The settlement has received preliminary court approval and notification is being sent to the shareholders. A hearing to consider final approval of the settlement is scheduled for October 9, 2007. As of June 30, 2007, we have accrued our estimated costs required to conclude this settlement.
     During the second quarter of 2007, we began to explore strategic alternatives related to a sawmill facility that supplies wood products to third parties and provides wooden mat materials for our Mats and Integrated Services segment. In June 2007, we signed a letter of intent with a third party to sell substantially all of the operating assets of the sawmill facility for $4.0 million, subject to certain adjustments. In July 2007, we entered into a definitive agreement related to this transaction. Accordingly, we recorded an impairment charge of $3.2 million to reduce the value of the sawmill assets to expected realizable value, and reclassified all assets, liabilities and results of operations to discontinued operations, for all periods presented. We expect the sale of this facility to be completed in the third quarter of 2007.
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

	1Q06	2Q06	3Q06	4Q06	1Q07	2Q07
U.S. rig count	1,521	1,635	1,721	1,719	1,734	1,757
Canadian rig count	661	292	490	441	521	144

Derived from Baker Hughes Incorporated
     Summarized financial information concerning our reportable segments is shown in the following table:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues by segment:
Fluids Systems and Engineering	$131,163	$111,868	$256,461	$227,157
Mats and Integrated Services	18,819	31,133	42,785	60,384
Environmental Services	17,068	17,723	35,005	35,062

Total revenues	$167,050	$160,724	$334,251	$322,603

Segment operating income:
Fluids Systems and Engineering	$16,323	$13,143 (1)	$32,953	$25,803 (1)
Mats and Integrated Services	2,273	4,217	6,873	8,559
Environmental Services	2,867	2,349 (2)	6,098	4,382 (2)

Total segment operating income	21,463	19,709	45,924	38,744
General and administrative expenses	5,111	5,463	13,266	8,792

Total operating income	$16,352	$14,246	$32,658	$29,952

Segment Operating Margin:
Fluids Systems and Engineering	12.4%	11.7%	12.8%	11.3%
Mats and Integrated Services	12.1%	13.5%	16.1%	14.2%
Environmental Services	16.8%	13.3%	17.4%	12.5%

(1)	Includes $0.8 million of insurance recoveries as a result of Hurricanes Katrina and Rita

(2)	Includes $0.1 million of insurance recoveries as a result of Hurricanes Katrina and Rita
The amounts above are shown net of intersegment transfers.

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006
Fluids Systems and Engineering
Revenues
     Total revenues by region for this segment were as follows for the three months ended June 30, 2007 and 2006 (dollars in millions):

			Change
	2007	2006	$	%

Drilling fluid sales and engineering:
North America	$82.8	$70.4	$12.4	18%
Mediterranean	20.4	14.2	6.2	44

Total drilling fluid sales and engineering	103.2	84.6	18.6	22
Completion fluids and services	17.8	18.3	(0.5)	(3)
Industrial materials	10.2	9.0	1.2	13

Total	$131.2	$111.9	$19.3	17%

     North American drilling fluid sales and engineering revenues increased 18% to $82.8 million for the quarter ended June 30, 2007, as compared to $70.4 million for the quarter ended June 30, 2006. Overall North American rig activity decreased 1% during this period, including a 7% increase in the U.S. rig count and a 51% decrease in the Canadian rig count. The average number of North American rigs serviced by this segment, namely the U.S. Gulf Coast, U.S. Central Region and Canada, decreased by 5%. Significant drivers of the revenue growth were market penetration in areas where new rigs are being deployed in the off-shore Gulf Coast markets and the servicing of more complicated wells which generate higher revenues and improved pricing. The decrease in the number of rigs serviced by this segment is primarily related to the Canadian market due to the decrease in rig count as well as a shift to drilling shallower conventional oil wells as compared to the deeper wells that we typically service. Average revenue per rig, an indication of the complexity and depth of wells being serviced, increased 24% in the quarter ended June 30, 2007 from the same period in 2006.
     In the quarter ended June 30, 2007, our Mediterranean revenues increased 44% over the same period in 2006. This increase was driven by North African rig activity and continued penetration into these markets.
     Revenues in our industrial materials business is principally associated with wholesale sales of barite and industrial minerals. These revenues increased $1.2 million for the quarter ended June 30, 2007, or 13%, as compared to the same period in 2006 as a result of higher demand for barite driven by the increased drilling activity in the U.S. markets we serve.
Operating Income
     Operating income for this segment increased $3.2 million for the quarter ended June 30, 2007 on a $19.3 million increase in revenues, compared to the same period in 2006, representing an incremental operating margin of 16.5%. The operating margin for this segment for the quarter ended June 30, 2007 was 12.4%, compared to 11.7% for the comparable period in 2006. The second quarter of 2006 included $0.8 million of insurance recoveries from Hurricanes Katrina and Rita. Excluding this non-recurring item, the increase in operating margin included $2.1 million attributable to increased sales volume and $1.9 million attributable to operating leverage gained throughout the segment and a change in mix of revenues, along with an increased focus on pricing driven by higher customer demand.

Mats and Integrated Services
Revenues
     Total revenues for this segment consist of the following for the three months ended June 30, 2007 and 2006 (dollars in millions):

			Change
	2007	2006	$	%

Mat rental and integrated services	$13.0	$12.4	$0.6	5%
Mat sales	3.5	17.1	(13.6)	(80)
Non-oilfield services and other	2.3	1.6	0.7	44

Total	$18.8	$31.1	$(12.3)	(40%)

     Oilfield mat rental volume decreased 40% for the quarter ended June 30, 2007 compared to the same period in 2006, while the average price per square foot increased 16%. Total mat rental and integrated services revenues increased by $0.6 million in the quarter ended June 30, 2007, compared to the same period in 2006 as the impact of the lower rental volume was more than offset by improved pricing combined with a higher mix of re-rental activity and services.
     Mat sales primarily consist of export sales of wooden mats to Canada and composite mats to other regions. The decline in mat sales is primarily attributable to a $9.0 million decrease in Canadian sales, due to lower drilling activity and non-recurring wooden mat sales in the quarter ended June 30, 2006. Composite mat export sales were also down in the quarter ended June 30, 2007 from the comparable period of 2006 due to the timing of delivery for certain orders.
     Non-oilfield services and other revenues, our lowest-margin business unit for this segment, were $2.3 million in the quarter ended June 30, 2007, compared to $1.6 million in the same period of 2006.
Operating Income
     Mats and Integrated Services operating income declined $1.9 million for the quarter ended June 30, 2007 on a $12.3 million decrease in revenues, compared to the same period in 2006. Operating margins decreased to 12.1% for the quarter ended June 30, 2007 as compared to 13.5% for the same period in 2006. The decrease in operating margin is primarily attributable to the decline in sales volumes, as certain overhead and administrative costs remain relatively fixed. The decline in operating profit was partially offset by $0.7 million of cost reductions in the quarter ended June 30, 2007, resulting from organizational restructuring and general and administrative workforce reductions completed during the first quarter of 2007.

Environmental Services
Revenues
     Total revenues for this segment consist of the following for the three months ended June 30, 2007 and 2006 (dollars in millions):

			Change
	2007	2006	$	%

Environmental services:
E&P waste-U.S. Gulf Coast	$12.5	$12.6	$(0.1)	(1%)
E&P waste other markets	2.4	2.9	(0.5)	(17)
NORM and Industrial	2.2	2.2	—	—

Total	$17.1	$17.7	$(0.6)	(3%)

     E&P waste-U.S. Gulf Coast revenues decreased slightly on a 13% decrease in waste volumes received. The average revenue per barrel in the U.S. Gulf Coast market increased 11% as compared to 2006 driven by improved pricing along with increased service revenue. The decrease in E&P waste revenues from other markets of $0.5 million is related to lower activity in the western Canadian market.
Operating Income
     Environmental Services operating income increased by $0.5 million in the quarter ended June 30, 2007 from the comparable period of 2006, on a $0.6 million decrease in revenues. This change reflects an improvement in operating margins from 13.3% to 16.8%. The improved operating margins are primarily attributable to improved pricing described above, along with a continued focus on operational efficiency.
General and Administrative Expense
     General and administrative expense decreased $0.4 million to $5.1 million for the quarter ended June 30, 2007 from the comparable period of 2006. The quarter ended June 30, 2007 included $0.4 million of legal fees related to the shareholder class action and derivative litigation, for which a settlement was reached in April 2007, subject to court approval. The quarter ended June 30, 2006 included $1.4 million of expenses related to the internal investigation conducted by our Audit Committee which resulted in the restatement of financial statements for the year ended December 31, 2005. The remaining spending increase of $0.6 million is primarily attributable to a $0.5 million increase in salaries and other employee-related costs resulting from the relocation of the corporate office and the addition of new corporate executive officers and staff positions.
Interest Expense, net
     Interest expense, net totaled $3.8 million for the quarter ended June 30, 2007 as compared to $4.1 million for the comparable period of 2006 due to lower average debt balances during the quarter ended June 30, 2007.
Provision for Income Taxes
     For the quarter ended June 30, 2007, we recorded an income tax provision of $4.6 million, reflecting an income tax rate of 35.7%. For the quarter ended June 30, 2006, we recorded an income tax provision of $3.7 million, reflecting an income tax rate of 35.0%.

Discontinued Operations
     During 2006, we decided to shut down the operations of Newpark Environmental Water Solutions, LLC (“NEWS”), and dispose of, or redeploy the assets related to this operation along with the disposal and water treatment operations in Wyoming which existed prior to the start up of NEWS. The operations ceased at these facilities during the fourth quarter of 2006, and all remaining assets of these businesses are held for sale. As a result of separate agreements entered into during 2007 to sell substantially all remaining assets and settle outstanding claims related to the NEWS business, a $0.9 million charge ($0.6 million after-tax) was recorded during the quarter ended June 30, 2007.
     As described above, we entered into an agreement in July 2007 to sell substantially all of the operating assets of our sawmill facility for $4.0 million, subject to certain adjustments. As a result of this agreement, we reclassified all assets, liabilities and results of operations to discontinued operations for all periods presented, and recorded an impairment charge of $3.2 million ($2.1 million after-tax) to reduce the value of the sawmill assets to expected realizable value.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Fluids Systems and Engineering
Revenues
     Total revenues by region for this segment were as follows for the six months ended June 30, 2007 and 2006 (dollars in millions):

			Change
	2007	2006	$	%

Drilling fluid sales and engineering:
North America	$161.4	$145.5	$15.9	11%
Mediterranean	35.9	27.1	8.8	32

Total drilling fluid sales and engineering	197.3	172.6	24.7	14
Completion fluids and services	37.0	35.8	1.2	3
Industrial materials	22.2	18.8	3.4	18

Total	$256.5	$227.2	$29.3	13%

     North American drilling fluid sales and engineering revenues increased 11% to $161.4 million for the six months ended June 30, 2007, as compared to $145.5 million for the first six months of 2006. The average number of North American rigs serviced by this segment, namely the U.S. Gulf Coast, U.S. Central Region and Canada, decreased by 9% during the period. Significant drivers of the revenue growth were market penetration in areas where new rigs are being deployed in our markets, the servicing of more complicated wells which generate higher revenues and improved pricing. The decrease in the number of rigs serviced by this segment is primarily related to the Canadian market due to the decrease in rig count and a shift to drilling shallower conventional oil wells as compared to the deeper wells that we typically service. Average revenue per rig, an indication of the complexity and depth of wells being serviced, increased 22% in the six months ended June 30, 2007 from the same period in 2006.
     In the six months ended June 30, 2007, our Mediterranean revenues increased 32% over the same period in 2006. This increase was driven by North African rig activity and continued penetration into these markets.
     Revenues in our industrial materials business is principally associated with wholesale sales of barite and industrial minerals. These revenues increased $3.4 million for the six months ended

June 30, 2007, or 18%, as compared to the same period in 2006 as a result of higher demand for barite driven by the increased drilling activity in the U.S. markets we serve.
Operating Income
     Operating income for this segment increased $7.2 million for the six months ended June 30, 2007 on a $29.3 million increase in revenues, compared to the same period in 2006, representing an incremental operating margin of 24.6%. The operating margin for this segment for the six months ended June 30, 2007 was 12.8%, compared to 11.3% for the comparable period in 2006. The six months ended June 30, 2006 included $0.8 million of insurance recoveries from Hurricanes Katrina and Rita. Excluding this non-recurring item, the increase in operating margin included $3.2 million attributable to increased sales volume and $4.8 million attributable to operating leverage gained throughout the segment and a change in mix of revenues along with an improved pricing driven by higher market demand.
Mats and Integrated Services
Revenues
     Total revenues for this segment consist of the following for the six months ended June 30, 2007 and 2006 (dollars in millions):

			Change
	2007	2006	$	%

Mat rental and integrated services	$31.1	$26.4	$4.7	18%
Mat sales	8.9	31.7	(22.8)	(72)
Non-oilfield services	2.8	2.3	0.5	22

Total	$42.8	$60.4	$(17.6)	(29%)

     Oilfield mat rental volume decreased 19% for the six months ended June 30, 2007 compared to the same period in 2006, while the average price per square foot increased 23%. Total mats rental and integrated services increased by $4.7 million in the six months ended June 30, 2007, compared to the same period in 2006, as the impact of the lower rental volume was more than offset by improved pricing combined with a higher mix of re-rental activity and services.
     Mat sales primarily consist of export sales of wooden mats to Canada and composite mats to other regions. The decline in mat sales is primarily attributable to a $16.7 million decrease in Canadian sales, due to lower drilling activity and non-recurring wooden mat sales recorded in the six months ended June 30, 2006. Composite mat export sales were also down in the six months ended June 30, 2007 from the comparable period of 2006 due to the timing of delivery for certain orders.
     Non-oilfield services and other revenues, our lowest-margin business unit for this segment, were $2.8 million in the six months ended June 30, 2007, compared to $2.3 million in the same period of 2006.
Operating Income
     Mats and Integrated Services operating income declined $1.7 million for the six months ended June 30, 2007 on a $17.6 million decrease in revenues, compared to the same period in 2006. Operating margins improved to 16.1% for the six months ended June 30, 2007 as compared to 14.2% for the same period in 2006. The improvement in operating margin is primarily attributable to favorable pricing and strong market conditions experienced in the first quarter of 2007, combined with $0.7 million of cost reductions achieved in the quarter ended June 30, 2007, resulting from organizational restructuring and general and administrative workforce reductions completed during the first quarter of 2007.

Environmental Services
Revenues
     Total revenues for this segment consist of the following for the six months ended June 30, 2007 and 2006 (dollars in millions):

			Change
	2007	2006	$	%

Environmental Services:
E&P waste-U.S. Gulf Coast	$24.8	$24.2	$0.6	2%
E&P waste other markets	5.9	7.2	(1.3)	(18)
NORM and industrial	4.3	3.7	0.6	16

Total	$35.0	$35.1	$(0.1)	—

     E&P waste-U.S. Gulf Coast revenues increased $0.6 million, or 2%, on a 9% decrease in waste volumes received. The average revenue per barrel in the U.S. Gulf Coast market increased 12% as compared to the same period in 2006 which was driven by improved pricing as well as increased services revenue. The decrease in E&P waste revenues from other markets of $1.3 million is related to lower activity in the western Canadian market. NORM and industrial revenues increased due to an increase in waste volumes received, combined with improved revenue per barrel.
Operating Income
     Environmental Services operating income increased by $1.7 million in the six months ended June 30, 2007 from the comparable period of 2006, on a $0.1 million decrease in revenues. This change reflects an improvement in operating margins from 12.5% to 17.4%. The improved operating margins are primarily attributable to improved pricing described above, combined with the higher mix of NORM and industrial revenues, which resulted in higher revenues per barrel throughout the segment.
General and Administrative Expense
     General and administrative expense increased $4.5 million to $13.3 million for the six months ended June 30, 2007 from the comparable period of 2006. The six months ended June 30, 2007 included $2.8 million of legal expenses related to the shareholder class action and derivative litigation, including a $1.6 million settlement charge based on an April 2007 agreement that is subject to court approval. Additionally, the six months ended June 30, 2007 included consulting fees of $1.0 million related to corporate strategic planning projects.
     The six months ended June 30, 2006 included $1.4 million of expenses related to the internal investigation conducted by our Audit Committee which resulted in the restatement of financial statements for the year ended December 31, 2005. The remaining spending increase of $2.1 million is primarily attributable to an increase in salaries and other employee related costs resulting from the relocation of the corporate office and the addition of new corporate executive officers and staff positions.
Interest Expense, net
     Interest expense, net totaled $8.2 million for the six months ended June 30, 2007 as compared to $8.9 million for the comparable period of 2006 due to lower average debt balances during the six months ended June 30, 2007.

Provision for Income Taxes
     For the six months ended June 30, 2007, we recorded an income tax provision of $8.8 million, reflecting an income tax rate of 35.7%. For the six months ended June 30, 2006, we recorded an income tax provision of $7.6 million, reflecting an income tax rate of 35.4%.
Discontinued Operations
     As described above, during 2006, we decided to shut down the operations of Newpark Environmental Water Solutions, LLC (“NEWS”), and dispose of, or redeploy the assets related to this operation along with the disposal and water treatment operations in Wyoming which existed prior to the start up of NEWS. The operations ceased at these facilities during the fourth quarter of 2006, and all remaining assets of these businesses are held for sale. As a result of separate agreements entered into during 2007 to sell substantially all remaining assets and settle outstanding claims related to the NEWS business, a $0.9 million charge ($0.6 million after-tax) was recorded during the quarter ended June 30, 2007.
     As described previously, we entered into an agreement in July 2007 to sell substantially all of the operating assets of our sawmill facility for $4.0 million, subject to certain adjustments. See the discussion in Item 2 regarding the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 for additional details.
Liquidity and Capital Resources
     Cash generated from operating activities during the six months ended June 30, 2007 totaled $36.2 million. Net income adjusted for non-cash items generated $33.2 million of cash during the period, while changes in working capital used $0.3 million of cash. Capital expenditures for the six months ended June 30, 2007 were $11.5 million.
     Net cash used in financing activities during the six months ended June 30, 2007 totaled $35.0 million and included $36.7 million in net debt repayments. These repayments were primarily funded by net income, $9.5 million reduction in idle cash balances, along with $1.7 million in proceeds from employee stock plans.
     We anticipate that our working capital requirements for 2007 will continue to increase with the anticipated growth in revenue. Cash generated by net income, along with our continued focus on improving our collection cycle are expected to be adequate to fund this increase in working capital.
Our long term capitalization was as follows as of:

	June 30,	December 31,
	2007	2006
Long-term debt:
Term Credit Facility	$142,566	$148,125
Credit facility-revolver	20,929	44,825
Other, primarily mat financing	2,545	5,236

Total long-term debt	166,040	198,186
Stockholders’ equity	341,738	323,143

Total capitalization	$507,778	$521,329

Long-term debt to long-term capitalization	32.7%	38.0%

     In August 2006, we entered into a Term Credit Facility, which has an aggregate face amount of $150.0 million, a five-year term and a current interest rate of LIBOR plus 3.00%, based on our corporate family ratings by Moody’s and Standard & Poor’s. The maturity date of the Term Credit Facility is August 18, 2011.

     In December 2006, we entered into a Revolving Credit Facility, which has a maximum aggregate face amount of $100.0 million and matures on June 25, 2011. The Revolving Credit Facility is secured by a first lien on our U.S. accounts receivable and inventory and by a second lien on our U.S. tangible and intangible assets. Availability under the Revolving Credit Facility is based on a percentage of our eligible consolidated accounts receivable and inventory as defined in the Revolving Credit Facility.
     At June 30, 2007, we had $20.9 million outstanding under the $100 million Revolving Credit Facility and $5.7 million in letters of credit issued and outstanding, leaving $73.4 million of availability. The Revolving Credit Facility bears interest at our choice of either a specified prime rate (8.25% at June 30, 2007), or a LIBOR rate plus a spread determined quarterly based upon the amount of the prior quarter average availability under the Revolving Credit Facility (7.07% at June 30, 2007). The weighted average interest rates on the outstanding balances under the credit facilities as of June 30, 2007 and December 31, 2006 were 7.80% and 7.63%, respectively.
     Both the Term Credit Facility and Revolving Credit Facility contain a fixed charge coverage ratio covenant and a debt to EBITDA ratio. As of June 30, 2007, we were in compliance with the financial covenants contained in these facilities. The Term Credit Facility and the Revolving Credit Facility also contain covenants that significantly limit our ability to pay dividends on our common stock, incur additional debt and repurchase our common stock.
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
     For additional discussion of our critical accounting estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our critical accounting policies have not changed materially since December 31, 2006, except for the adoption of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” which we refer to as “FIN 48”, in Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
     Our policy historically has been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At June 30, 2007, we had total debt outstanding of $177.0 million, all of which is subject to variable rate terms.
     Our Term Credit Agreement requires that we enter into, and thereafter maintain, interest rate management transactions, such as interest rate swap arrangements, to the extent necessary to provide that at least 50% of the aggregate principal amount of the Term Credit Facility is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. To satisfy this requirement, we entered into an interest rate swap arrangement for the period from September 22, 2006 through March 22, 2008, which fixes the LIBOR rate applicable to 100% of the principle amount under the Term Credit Facility at 5.35% plus a spread based on our corporate family ratings by Moody’s and Standard & Poor’s. In addition, we entered into an interest rate cap arrangement that provides for a maximum LIBOR rate of 6.00% on the principal amount of $68.9 million for the period from March 22, 2008 through September 22, 2009. We paid a fee of $170,000 for the interest rate cap arrangement. Through this swap arrangement, we have effectively fixed the interest rate on $143.9 million, or 81.3%, of our total debt outstanding as of June 30, 2007.
     The fair value of the Term Credit Facility totaled $145.1 million at June 30, 2007, as compared to the recorded balance of $144.1 million. The fair value of the interest rate swap is a $28,000 liability as of June 30, 2007. The fair value of the interest rate cap is $68,000 as of June 30, 2007 as compared to the original cost of $170,000.
     As of June 30, 2007, Ava, S.p.A, our European fluids systems and engineering subsidiary, which we refer to as Ava, had a swap arrangement in which Ava received a floating rate from a bank and paid a rate which varied based on inflation. Under the terms of the swap, Ava receives an annual payment from the bank based on a Euro notional amount of $4.0 million times the Euribor rate in effect as of the end of the determination period, and pays an annual amount to the bank based on the notional amount times a rate which varies according to both the Euribor rate and the published inflation rate for the Euro area. This arrangement requires annual settlements and matures in February 2015. At June 30, 2007, the fair value of this arrangement represents a liability of approximately $0.7 million.
     The remaining $27.9 million of debt outstanding at June 30, 2007 bears interest at a floating rate. At June 30, 2007, the weighted average interest rate under our floating-rate debt was approximately 7.86%. A 200 basis point increase in market interest rates during 2007 would cause our annual interest expense to increase approximately $0.4 million, net of taxes, resulting in less than a $0.01 per diluted share reduction in annual earnings.
Foreign Currency
     Our principal foreign operations are conducted in Canada, Brazil and in areas surrounding the Mediterranean Sea. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments. However, during the quarter ended March 31, 2005, our Canadian subsidiary committed to purchase approximately $2.0 million of barite from one of our U.S. subsidiaries and we entered into a foreign currency forward contract arrangement to reduce its exposure to foreign currency fluctuations related to this commitment. During the quarter ended March 31, 2007, this contract expired and we have not entered into a similar contract.
ITEM 4. Controls and Procedures
(a) We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principle executive officer and principle financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and oversight of our principle executive officer and principle financial officer, evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principle executive officer and our principle financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.
(c) Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Controls — Integrated Framework.” As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006, in conducting this evaluation, the following material weaknesses were identified in our internal control over financial reporting:
▪	Management did not adequately monitor certain control practices to foster an environment that allowed for a consistent and open flow of information and communication between those who initiated transactions and those who were responsible for the financial reporting of those transactions, principally at one of our subsidiaries, Soloco Texas, LP. This control deficiency resulted in 2006 adjustments that were recorded by management and related to accounts receivable and revenues; and

▪	Management did not maintain effective controls over the recording of intangible assets. This control deficiency resulted in 2006 adjustments that were recorded by management and related to intangible assets and cost of revenues.
We implemented certain corrective actions in 2006, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. In order to further address the identified material weaknesses, management implemented additional corrective measures during the first half of 2007 including:
▪	We have distributed our Corporate Compliance and Business Ethics Manual (“Manual”) to all U.S. employees and are in the process of distributing the Manual to our international employees. We have also established a process to train all management level employees regarding the policies in the Manual and have established procedures for employees to certify they have read and understand the policies.

▪	We have activated our enhanced fraud hotline. We have also implemented an education campaign to inform employees of the hotline and its availability.

▪	We have implemented procedures to provide assurances that no side agreements exist between us, our subsidiaries or employees and our significant vendors or customers.

▪	We have further strengthened our controls in our Mats and integrated services segment surrounding the purchasing of products and services, particularly as they relate to receiving products at the operating locations.

▪	We have implemented a policy that requires senior division management approval prior to entering into any transaction to sell products or services to a customer that is also a vendor.

▪	Our Intellectual Property Committee, which was established in 2006 and became operational in 2007, is responsible for the oversight and review of the establishment of intangible assets on our books, setting of the useful lives of intangible assets, the periodic review of the useful lives of intangible assets and the periodic review for potential impairment of intangible assets. This committee meets on a quarterly basis to review our intangible assets.
We believe that the corrective actions described above, taken together with the corrective actions taken in 2006, remedied the identified material weaknesses described above, and will improve both our disclosure controls and procedures and internal control over financial reporting. However, these controls have not been tested as extensively as required for the annual evaluation under Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, there may be some additional control procedures implemented in the future to further strengthen the controls over financial reporting
Except as noted above, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. Legal Proceedings
     The information set forth in the legal proceedings section of Note 7, “Commitments and Contingencies,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.
ITEM 1A. Risk Factors
     There have been no material changes during the period ended June 30, 2007 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) None.
     (b) None.
     (c) None.
ITEM 3. Defaults Upon Senior Securities
     Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	We held an Annual Meeting of Stockholders on June 13, 2007.

(b)	The following seven directors were elected at that meeting to serve until the next Annual Meeting of Stockholders, with the following votes cast:

	For	Withheld
David C. Anderson	72,123,868	7,847,636
Jerry W. Box	71,093,582	8,877,922
G. Stephen Finley	79,385,374	586,130
Paul L. Howes	73,189,531	6,781,973
James W. McFarland	73,103,998	6,867,506
F. Walker Tucei, Jr	71,217,187	8,754,317
Gary L. Warren	73,184,215	6,787,289
(c)	The amendment and restatement of the 2004 Non-Employee Director’s Stock Option Plan was adopted, with the following votes cast:

For	Against	Abstain
57,828,389	8,045,832	40,206
(d)	Stockholders ratified the selection of Ernst & Young LLP as independent auditors for the year ended December 31, 2007 with the following votes cast:

For	Against	Abstain
79,686,278	154,714	130,512
ITEM 5. Other Information
     Not applicable.
ITEM 6. Exhibits
31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NEWPARK RESOURCES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 3, 2007

NEWPARK RESOURCES, INC.
By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James E. Braun
James E. Braun, Vice President and
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gregg Piontek
Gregg Piontek, Vice President, Controller and Chief
Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Exhibit Title
31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.