Form 10-Q
period 2007-09-30
NEWPARK RESOURCES INC
filed 2007-11-07
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐      No ☑
As of October 24, 2007, a total of 90,100,704 shares of Common Stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED
September 30, 2007
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

PART I
ITEM 1. Financial Statements
Newpark Resources, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except share data)	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,412	$12,736
Receivables, net	142,141	141,790
Inventories	108,319	107,778
Deferred tax asset	20,076	23,001
Prepaid expenses and other current assets	16,566	12,176
Assets of discontinued operations	87,780	102,365

Total current assets	382,294	399,846

Property, plant and equipment, net	160,319	152,207
Goodwill	62,028	54,624
Deferred tax asset	—	7,096
Other intangible assets, net	17,503	8,236
Other assets	7,052	7,440

	$629,196	$629,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Foreign bank lines of credit	$5,928	$10,938
Current maturities of long-term debt	3,066	4,058
Accounts payable	45,815	37,087
Accrued liabilities	35,299	40,439
Liabilities of discontinued operations	11,554	11,403

Total current liabilities	101,662	103,925

Long-term debt, less current portion	169,252	198,037
Deferred tax liability	858	—
Other non-current liabilities	4,591	4,344

Total liabilities	276,363	306,306

Stockholders’ equity:
Common Stock, $0.01 par value, 100,000,000 shares authorized, 90,092,704 and 89,675,292 shares issued and outstanding, respectively	901	897
Paid-in capital	448,940	444,763
Accumulated other comprehensive income	14,283	7,940
Retained deficit	(111,291)	(130,457)

Total stockholders’ equity	352,833	323,143

	$629,196	$629,449

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2007	2006	2007	2006

Revenues	$153,778	$147,618	$453,024	$435,160

Cost of revenues	133,756	122,846	393,176	376,028

	20,022	24,772	59,848	59,132

General and administrative expenses	4,567	5,050	17,833	13,842

Operating income	15,455	19,722	42,015	45,290

Foreign currency exchange (gain) loss	(57)	16	(279)	(496)
Interest expense, net	3,950	6,160	12,182	15,210

Income from continuing operations before income taxes	11,562	13,546	30,112	30,576
Provision for income taxes	3,950	3,813	10,586	9,936

Income from continuing operations	7,612	9,733	19,526	20,640

(Loss) income from discontinued operations, net of tax	(229)	(11,998)	2,563	(10,797)
Loss from disposal of discontinued operations, net of tax	—	—	(2,173)	—

Net income (loss)	$7,383	$(2,265)	$19,916	$9,843

Weighted average shares outstanding
Basic	90,085	89,417	89,965	89,281
Diluted	90,542	89,658	90,503	89,872

Basic and diluted earnings per share
Income from continuing operations	$0.08	$0.11	$0.22	$0.23
(Loss) income from discontinued	(0.00)	(0.14)	0.00	(0.12)

Income (loss) per share	$0.08	$(0.03)	$0.22	$0.11

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Net income (loss)	$7,383	$(2,265)	$19,916	$9,843

Changes in fair value of interest rate swap and cap, net of tax	84	(378)	(88)	(378)

Foreign currency translation adjustments	2,255	426	6,431	1,391

Comprehensive income (loss)	$9,722	$(2,217)	$26,259	$10,856

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2007	2006

Cash flows from operating activities:
Net income	$19,916	$9,843
Adjustments to reconcile net income to net cash provided by operations:
Net (income) loss from discontinued operations	(2,563)	10,797
Net loss on disposal of discontinued operations	2,173	—
Depreciation and amortization	14,835	15,908
Stock-based compensation expense	2,270	1,711
Provision for deferred income taxes	8,385	2,564
Provision for doubtful accounts	530	1,074
Loss (gain) on sale of assets	193	(614)
Change in assets and liabilities:
Decrease (increase) in accounts and notes receivable	3,872	(21,420)
Increase in inventories	(1,340)	(24,593)
Increase in other assets	(3,994)	(3,752)
Increase (decrease) in accounts payable	7,606	(5,546)
(Decrease) Increase in accrued liabilities and other	(4,099)	11,463

Net operating activities of continuing operations	47,784	(2,565)
Net operating activities of discontinued operations	15,018	10,388

Net cash provided by operating activities	62,802	7,823

Cash flows from investing activities:
Capital expenditures	(13,227)	(20,162)
Proceeds from sale of property, plant and equipment	888	1,210
Business acquisitions	(21,919)	—
Insurance proceeds from property, plant and equipment claim	—	3,471

Net investing activities of continuing operations	(34,258)	(15,481)
Net investing activities of discontinued operations	153	(9,246)

Net cash used in investing activities	(34,105)	(24,727)

Cash flows from financing activities:
Net (payments) borrowings on lines of credit	(15,766)	17,078
Proceeds from long-term financing	—	150,000
Payments on notes payable and long-term debt, net	(20,806)	(156,217)
Proceeds from exercise of stock options and ESPP	2,016	4,385
Excess tax benefit from exercise of stock options	—	640

Net financing activities of continuing operations	(34,556)	15,886
Net financing activities of discontinued operations	(45)	(646)

Net cash (used in) provided by financing activities	(34,601)	15,240

Effect of exchange rate changes	580	226

Net decrease in cash and cash equivalents	(5,324)	(1,438)

Cash and cash equivalents at beginning of period	12,736	7,344

Cash and cash equivalents at end of period	$7,412	$5,906

Cash Paid for:
Income taxes (net of refunds)	$4,686	$2,391
Interest	$12,486	$14,696
See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation and Significant Accounting Policies
          The accompanying unaudited consolidated condensed financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us”, have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.
          In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2007, and the results of our operations and our cash flows for the three and nine months ended September 30, 2007 and 2006. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. We have reclassified certain amounts related to discontinued operations previously reported to conform with the presentation at September 30, 2007.
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
          In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements (“SFAS 157”).” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of applying SFAS 157 on the Company’s consolidated financial statements.
           In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact of applying SFAS 159’s elective fair value option on the Company’s consolidated financial statements.

Note 2 — Discontinued Operations
          During October 2007, we entered into a definitive agreement to sell our U.S. Environmental Services business for $81.5 million in cash, and potentially an additional $8 million under the terms of the five-year earn out provision in the agreement. The sale is expected to close during the fourth quarter of 2007 subject to regulatory approval, completion of environmental due diligence and other customary requirements. In conjunction with this action, we exited certain Environmental Services activities in the Canadian market during the third quarter of 2007, which resulted in charges of $1.1 million ($0.6 million after-tax), including $0.5 million for the impairment of goodwill. As a result of these developments, we reclassified all assets, liabilities and results of our U.S. and Canadian Environmental Services operations to discontinued operations for all periods presented.
          During the third quarter of 2007, we completed the sale of a sawmill facility that supplies wood products to third parties and provides wooden mat materials for our Mats and Integrated Services segment. As a result of this sale agreement, which was executed during the second quarter of 2007, we recorded an impairment loss on the pending sale of discontinued operations of $3.2 million ($2.2 million after-tax).
          During 2006, we decided to shut down the operations of Newpark Environmental Water Solutions, LLC (“NEWS”), and dispose of the assets related to this operation along with the disposal and water treatment operations in Wyoming which existed prior to the start up of NEWS. The operations ceased at these facilities during the fourth quarter of 2006, and all remaining assets of these businesses are held for sale. As a result of separate agreements entered into during 2007 to sell substantially all remaining assets and settle outstanding claims related to the NEWS business, a $0.9 million charge ($0.6 million after-tax) was recorded during the second quarter of 2007.
          We reclassified all assets, liabilities and the results of operations for the above businesses to discontinued operations for all periods presented. Summarized results of operations from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$17,080	$22,523	$60,468	$66,577
(Loss) income from discontinued operations before income taxes	(431)	(17,272)	4,830	(15,544)
(Loss) income from discontinued operations, net of tax	(229)	(11,998)	2,563	(10,797)
Loss from disposal of discontinued operations, before tax	—	—	(4,095)	—
Loss from disposal of discontinued operations, net of tax	—	—	(2,173)	—

          Assets and liabilities of discontinued operations are as follows as of September 30, 2007 and December 31, 2006:

(In thousands)	September 30, 2007	December 31, 2006
Current assets	$12,154	$19,878
Property, plant and equipment	71,804	75,836
Other assets	3,822	6,651

Assets of discontinued operations	$87,780	$102,365

Accounts payable	$8,555	$8,837
Accrued liabilities	2,746	2,268
Other liabilities	253	298

Liabilities of discontinued operations	$11,554	$11,403

Note 3 — Earnings per Share
          The following table presents the reconciliation of the numerator and denominator for calculating income per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$7,383	$(2,265)	$19,916	$9,843

Weighted average number of common shares outstanding	90,085	89,417	89,965	89,281
Add: Net effect of dilutive stock options, warrants and restricted stock	457	241	538	591

Adjusted weighted average number of common shares outstanding	90,542	89,658	90,503	89,872

Basic and diluted income (loss) per share	$0.08	$(0.03)	$0.22	$0.11

          For the three and nine months ended September 30, 2007, we had dilutive stock options of approximately 0.9 million shares and 1.2 million shares, respectively, which were assumed to be exercised using the treasury stock method. For the nine months ended September 30, 2006, we had dilutive stock options and warrants of approximately 2.2 million shares which were assumed to be exercised using the treasury stock method. The resulting net effects of stock options and warrants were used in calculating diluted income per share for these periods.
          During the three and nine months ended September 30, 2007, we issued 22,834 shares and 341,396 shares in conjunction with the exercise of stock options, respectively. During the nine months ended September 30, 2007, we issued 50,000 shares in conjunction with the vesting of time restricted shares.
          Options and warrants to purchase a total of approximately 4.7 million shares and 3.9 million shares, of common stock were outstanding during the three and nine months ended September 30, 2007, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive. Options and warrants to purchase a total of approximately 5.9 million shares and 4.0 million shares, of common stock were outstanding during the three and nine months ended September 30, 2006, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.
          On June 1, 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our Common Stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. Prior to 2007, all outstanding shares of the Series B Preferred Stock were converted to Common Stock. The Series B Warrant was originally issued with a seven year life, expiring June 1, 2007. This warrant contains certain registration provisions, which, if not met, reduce the exercise price of the warrants by 2.5%, compounding annually, and extending the term of the warrant. As of September 30, 2007, the Series B Warrant, as adjusted for certain anti-dilution provisions, remains outstanding and provides for the right to purchase up to 1,928,972 shares of our Common Stock at an exercise price of $9.43. We are currently not in compliance with the registration provisions and do not currently expect to establish an effective registration of this warrant until November 2007. Upon completion of the registration, the remaining life of the warrant will be approximately 16 months.
Note 4 — Acquisition
          In August 2007, we completed the acquisition of substantially all of the assets and operations of SEM Construction Company (“SEM”), headquartered in Grand Junction, Colorado. SEM is a full-service well site construction company engaged in construction, reclamation, maintenance, and general rig work for the oil and gas industry at drilling locations throughout Western Colorado. SEM is reported within the Mats and Integrated Services segment and generated sales of $1.2 million during the third quarter of 2007.
          Total cash consideration paid during the third quarter was $21.3 million which was funded by borrowing on our revolving credit facility. The final purchase price is subject to adjustment for actual working capital conveyed at closing, for which $0.3 million is expected to be paid during the fourth quarter of 2007.
     The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

August 31,
(In thousands)	2007
Receivables, net	$2,093
Property, plant and equipment	4,800
Goodwill	4,576
Employment and non-compete agreements (4.5 year life)	1,914
Customer relationships (10.6 year life)	8,294

Purchase price allocated	$21,677

     We are accounting for this acquisition using the purchase method of accounting and are in the process of finalizing the valuations of certain assets acquired; consequently, the initial allocation of the purchase price is preliminary and subject to change for a period of one year following the acquisition, although management believes it is materially accurate as of September 30, 2007.

Note 5 — Receivables, net
          Receivables consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(In thousands)	2007	2006
Trade receivables	$120,441	$118,480
Unbilled revenues	24,651	22,891
Notes and other receivables	431	2,735

Gross accounts receivables	145,523	144,106
Allowance for doubtful accounts	(3,382)	(2,316)

Receivables, net	$142,141	$141,790

Note 6 — Inventory
          Inventory consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(In thousands)	2007	2006
Finished goods-composite mats	$5,360	$14,458

Raw materials and components:
Drilling fluids raw material and components	97,151	89,240
Supplies and other	5,808	4,080

Total raw materials and components	102,959	93,320

Total inventory	$108,319	$107,778

Note 7 — Commitments and Contingencies
Shareholder Litigation
Settlement of Shareholder Derivative and Class Action Litigation
          On April 13, 2007, we announced that, subject to court approval, we had reached a settlement of our pending derivative and class action litigation described below. The settlement received final approval from the U.S. District Court for the Eastern District of Louisiana on October 9, 2007. Under the terms of the settlement, we paid $1.6 million, and our directors and officers’ liability insurance carrier paid $8.3 million. A portion of these amounts will be used to pay administration costs and legal fees. This settlement resolves all pending shareholder class and derivative litigation against us, our former and current directors, and former officers. As part of the settlement, however, we preserved certain claims against our former Chief Executive Officer and Chief Financial Officer for matters arising from the potential invoicing irregularities at Soloco Texas, LP and the backdating of stock options. The history and nature of this litigation is set forth below.

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
          On October 5, 2006, a third shareholder derivative action was filed in the U.S. District Court, Eastern District of Louisiana, captioned: Vincent Pomponi, Derivatively on Behalf of Newpark Resources, Inc., v. James D. Cole, et al. On October 6, 2006, a fourth derivative action was filed in the U.S. District Court, Eastern District of Louisiana, captioned: David Galchutt, Derivatively on Behalf of Newpark Resources, Inc., v. James D. Cole, et al. These complaints are virtually identical and were brought, allegedly for the benefit of us, in which we are sued as a nominal defendant, against Messrs. Cole and Hardey and current and previous directors Hunt, Kaufman, Stone, Stull, Jerry W. Box, F. Walker Tucei, Jr., Gary L. Warren, Ballantine, Michael Still, Dibo Attar, Phillip S. Sassower, Lawrence I. Schneider and David C. Baldwin, alleging improper financial reporting and backdating of stock option grants to our employees. The plaintiffs do not seek any recovery against us. Instead, they seek unspecified damages from Messrs. Cole and Hardey for alleged disgorgement under the Sarbanes-Oxley Act of 2002 and alleged rescission, against Messrs. Hardey, Hunt, Kaufman, Stone, Ballantine, Still, Attar, Sassower, Schneider, and Baldwin for alleged violation of Section 14(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, and against all of the individual defendants on behalf of us for alleged unjust enrichment, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and constructive trust. All four derivative actions are consolidated in Judge Livaudais’ court.
          Pursuant to previously existing indemnification agreements, we have advanced to the officer and director defendants the fees they have incurred to defend themselves, subject to repayment in the event of a determination that they are not entitled to indemnification. We have also agreed to advance to the former directors the fees they have incurred to defend themselves subject to certain restrictions on reasonableness and agreements to repay in the event of a determination that they are not entitled to indemnification.
          Our Board of Directors formed a Special Litigation Committee consisting of David C. Anderson and James W. McFarland, recently elected independent directors who are not named in any of the derivative actions, to review the allegations in these actions and in any other derivative actions that may be filed that involve the same subject matter, and the

Special Litigation Committee retained outside counsel to assist it. After conducting its investigation and analysis of the claims made in the derivative actions, the Special Litigation Committee approved the settlement of the derivative actions on the terms outlined above. The Special Litigation Committee recommended that we preserve our causes of action against Messrs. Cole and Hardey, but that we not pursue claims against any other officer or director of our company named in the derivative actions.
Class Action Lawsuit
          Between April 21, 2006 and May 9, 2006, five lawsuits asserting claims against us for violation of Section 10(b) of the Exchange Act, and SEC Rule 10b-5 were filed in the U.S. District Court for the Eastern District of Louisiana. All five lawsuits have been transferred to Judge Marcel Livaudais who has consolidated these actions as In re: Newpark Resources, Inc. Securities Litigation. Following the filing of the Amendment No. 2 to our Annual Report on Form 10-K/A for 2005 (filed on October 10, 2006), the plaintiffs filed (on November 9, 2006) a Consolidated Class Action Complaint for Securities Fraud (the “Consolidated Class Complaint”) against us and the following directors and officers: James Cole, Matthew Hardey, Thomas Ballantine, David Hunt, Alan Kaufman, James Stone, Roger Stull and Jerry Box. The Consolidated Class Complaint alleges that we and the individual defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act. These allegations arise from our disclosure of an internal investigation into potential irregularities in the processing and payment of invoices at one of our subsidiaries, Soloco Texas, LP, and alleged improper granting, recording and accounting of backdated grants of our stock options to our executives. The Consolidated Class Complaint does not specify the damages sought by the Plaintiffs.
          Pursuant to previously existing indemnification agreements, we have advanced to the officer and director defendants the fees they have incurred to defend themselves, subject to repayment in the event of a determination that they are not entitled to indemnification.

James D. Cole Demand Letter
          By letter dated April 25, 2007, counsel for James D. Cole, our former Chief Executive Officer and former director, notified us that Mr. Cole is pursuing claims against us for breach of his employment agreement and other causes of action. Mr. Cole seeks recovery of approximately $3.1 million purportedly due under his employment agreement and reimbursement of certain defense costs incurred in connection with the shareholder litigation and our internal investigation. Mr. Cole also claims that he is entitled to the sum of $640,000 pursuant to the non-compete provision of his employment agreement. We believe that Mr. Cole’s claims regarding his employment agreement are without merit and intend to vigorously defend any action brought by him. The employment agreement with Mr. Cole provides for arbitration of certain disputes and Mr. Cole has recently notified us that he has submitted his employment agreement claims to arbitration.
Matthew Hardey Lawsuit
           On November 2, 2007, we were served with a lawsuit filed on behalf of Matthew Hardey, our former Chief Financial Officer, against Newpark Resources and Paul Howes. The lawsuit was filed on October 9, 2007, in the 24th Judicial District Court in Jefferson Parish, Louisiana. The lawsuit includes a variety of allegations arising from our internal investigation and Mr. Hardey’s termination, including breach of contract, unfair trade practices, defamation, and negligence. The lawsuit does not specify the amount of damages being sought by Mr. Hardey. We dispute the allegations in the lawsuit and intend to vigorously defend our position.
Other Matters
          In response to our announcement to exit the business activities of NEWS, we received a letter from counsel for the Mexican company in September 2006 demanding the return of certain equipment and pay it an aggregate of $4.0 million for the period that this equipment was utilized, technical support and administrative costs, unreimbursed costs of the equipment, and lost profits due to the Mexican company’s dedication of time to our water treatment business. We have resolved this claim by returning certain equipment belonging to the Mexican company and providing to them certain assets from the former NEWS operations, which was completed during the third quarter of 2007. A charge of $0.4 million was recorded in the second quarter of 2007 related to the decommissioning of one of the former NEWS facilities and our obligations to return the equipment.
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

Note 8 — Segment Data
          Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,			September 30,
	2007	2006		2007	2006
Revenues by segment:
Fluids Systems and Engineering	$129,986	$125,130		$386,447	$352,287
Mats and Integrated Services	23,792	22,488		66,577	82,873

Total revenues	$153,778	$147,618		$453,024	$435,160

Segment operating income:
Fluids Systems and Engineering	$15,467	$20,178	(1)	$48,420	$45,981	(1)
Mats and Integrated Services	4,555	4,594		11,428	13,151

Total segment operating income	20,022	24,772		59,848	59,132
General and administrative expenses	4,567	5,050		17,833	13,842

Total operating income	$15,455	$19,722		$42,015	$45,290

(1)	Includes $3.5 million and $4.3 million of insurance recoveries as a result of Hurricanes Katrina and Rita in the three and nine months ended September 30, 2006, respectively.
Note 9 — Uncertain Tax Positions
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
          We are a diversified oil and gas industry supplier and we currently have two operating segments: Fluids Systems and Engineering and Mats and Integrated Services. We provide these products and services principally to the oil and gas exploration and production (“E&P”) industry in the U.S. Gulf Coast, West Texas, U.S. Mid-continent, U.S. Rocky Mountains, Canada, Mexico, Brazil and areas of Europe and North Africa surrounding the Mediterranean Sea. Further, we are expanding our presence outside the E&P sector, particularly in Mats and Integrated Services, where we are marketing to utilities, municipalities, and government sectors.
          Following a comprehensive review of all of our businesses in the first quarter of 2007, we decided to explore strategic alternatives with regards to our Environmental Services business, which was historically reported as a third segment to our business. Subsequently, we initiated a sale process for this business and entered into an agreement in October 2007 to sell the U.S. Environmental Services business for $81.5 million in cash and potentially an additional $8 million which can be earned under a five-year earn out provision. This sale is expected to close during the fourth quarter of 2007. In conjunction with this process, we decided to exit certain Environmental Services activities within the Canadian market during the third quarter of 2007, which resulted in a $1.1 million charge, including $0.5 million for the impairment of goodwill. As a result of these developments, we reclassified all assets, liabilities and results of operations of our U.S. and Canadian Environmental Services business to discontinued operations for all periods presented.
          The decision to sell the Environmental Services business is part of our strategic plan to focus our attention and capital on our Fluids Systems and Engineering and Mats and Integrated Services businesses. In August 2007, we completed the acquisition of substantially all of the assets and operations of SEM Construction Company (“SEM”), for cash consideration of $21.3 million. SEM is a full-service well site construction company engaged in construction, reclamation, maintenance, and general rig work for the oil and gas industry at drilling locations throughout Western Colorado and is reported within the Mats and Integrated Services segment.
          Also during August 2007, we completed the sale of a sawmill facility for $4.1 million, which was historically reported within the Mats & Integrated Services segment. As a result of the sales agreement for this transaction, we recorded an impairment loss on the sale of discontinued operations of $3.2 million ($2.2 million after-tax) in the second quarter of 2007 and reclassified all assets, liabilities and results of operations to discontinued operations, for all periods presented.
          In October 2007, we received final court approval of the previously announced settlement of our pending derivative and class action litigation. Under the terms of the settlement, we paid $1.6 million, and our directors and officers’ liability insurance carrier paid $8.3 million. The settlement resolves all pending shareholder class and derivative litigation against us, our former and current directors, and our former officers. As part of the settlement, however, we preserved certain claims against our former Chief Executive Officer and Chief Financial Officer for matters arising from the potential invoicing irregularities at Soloco Texas, LP and the backdating of stock options. As of September 30, 2007, we have accrued our estimated costs required to conclude this settlement.
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

	1Q06	2Q06	3Q06	4Q06	1Q07	2Q07	3Q07
U.S. rig count	1,521	1,635	1,721	1,719	1,734	1,757	1,789
Canadian rig count	661	292	490	441	521	144	347

Derived from Baker Hughes Incorporated
          Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2007	2006	2007	2006
Revenues by segment:
Fluids Systems and Engineering	$129,986	$125,130	$386,447	$352,287
Mats and Integrated Services	23,792	22,488	66,577	82,873

Total revenues	$153,778	$147,618	$453,024	$435,160

Segment operating income:
Fluids Systems and Engineering	$15,467	$20,178 (1)	$48,420	$45,981 (1)
Mats and Integrated Services	4,555	4,594	11,428	13,151

Total segment operating income	20,022	24,772	59,848	59,132
General and administrative expenses	4,567	5,050	17,833	13,842

Total operating income	$15,455	$19,722	$42,015	$45,290

Segment Operating Margin:
Fluids Systems and Engineering	11.9%	16.1%	12.5%	13.1%
Mats and Integrated Services	19.1%	20.4%	17.2%	15.9%

(1)	Includes $3.5 million and $4.3 million of insurance recoveries as a result of Hurricanes Katrina and Rita in the three and nine months ended September 30, 2006, respectively.
The amounts above are shown net of intersegment transfers.

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006
Fluids Systems and Engineering
Revenues
          Total revenues by region for this segment were as follows for the three months ended September 30, 2007 and 2006 (dollars in millions):

			Change
	2007	2006	$	%
Drilling fluid sales and engineering:
North America	$77.6	$80.8	$(3.2)	(4)%
Mediterranean	25.5	15.7	9.8	62

Total drilling fluid sales and engineering	103.1	96.5	6.6	7
Completion fluids and services	16.9	17.9	(1.0)	(5)
Industrial materials	10.0	10.7	(0.7)	(7)

Total	$130.0	$125.1	$4.9	4%

          North American drilling fluid sales and engineering revenues decreased 4% to $77.6 million for the quarter ended September 30, 2007, as compared to $80.8 million for the quarter ended September 30, 2006. Overall North American rig activity decreased 3%, while the average number of North American rigs serviced by this business segment decreased by 10%. This decrease in rigs serviced is primarily related to the weak Canadian market, as well as a lower level of drilling activity in the regions that we serve and a lower level of drilling activity within our customer base in the U.S. market. The decrease in number of rigs serviced is partially offset by a 7% increase in our average revenue per rig, resulting from our focused efforts to concentrate on deeper and more complex wells, including the off-shore Gulf Coast markets.
          In the quarter ended September 30, 2007, our Mediterranean revenues increased 62% over the same period in 2006. This increase was driven by increased rig activity and continued penetration into the North African and Eastern European markets.
          Revenues in our completion fluids and industrial materials businesses decreased $1.7 million for the quarter ended September 30, 2007, or 6%, as compared to the same period in 2006.
Operating Income
          Operating income for this segment decreased $4.7 million for the quarter ended September 30, 2007 on a $4.9 million increase in revenues, compared to the same period in 2006, resulting in a decline in operating margin from 16.1% to 11.9%. The third quarter of 2006 included $3.5 million of insurance recoveries from Hurricanes Katrina and Rita. Excluding the insurance recoveries, the operating profit in the North American business units decreased by $2.9 million on a $4.9 million decrease in revenues, reflecting the impact of higher operating costs, including significant increases in barite transportation costs. This decrease was partially offset by a $1.7 million increase in Mediterranean operating income generated on a $9.8 million increase in revenues, as the incremental gross profits generated by the higher sales were partially offset by higher transportation and other operating costs.

Mats and Integrated Services
Revenues
          Total revenues for this segment consisted of the following for the three months ended September 30, 2007 and 2006 (dollars in millions):

			Change
	2007	2006	$	%
Mat rental and integrated services	$15.6	$16.2	$(0.6)	(4%)
Mat sales	7.7	5.8	1.9	33
Non-oilfield services and other	0.5	0.4	0.1	25

Total	$23.8	$22.4	$1.4	6%

          Total mat rental and integrated services revenues decreased by $0.6 million in the quarter ended September 30, 2007, compared to the same period in 2006 as the impact of the lower rental volume driven by weakness in the Gulf Coast rig count was partially offset by higher activity in other areas, improved pricing, and $1.2 million of sales generated by the SEM business acquired in August 2007. Oilfield mat rental volume decreased 13% for the quarter ended September 30, 2007 compared to the same period in 2006, while the average price per square foot increased 4%.
          Mat sales primarily consist of export sales of composite mats to various international markets and wooden mats to Canada. The increase in mat sales is attributable to a $3.4 million increase in composite mats sales, partially offset by lower wooden mat sales in the weak Canadian market.
Operating Income
          Mats and Integrated Services operating income was unchanged at $4.6 million for the quarter ended September 30, 2007 on a $1.4 million increase in revenues, compared to the same period in 2006, reflecting a decrease in operating margins to 19.1% from 20.4%. The decrease in operating margin is primarily attributable to the change in sales mix, as certain overhead and administrative costs associated with the mat rental and integrated services remain relatively fixed, despite a decrease in sales volume.
General and Administrative Expense
          General and administrative expense decreased $0.5 million to $4.6 million for the quarter ended September 30, 2007 from the comparable period of 2006. The decrease in spending is primarily attributable to $0.8 million of consulting fees in the quarter ended September 30, 2006 associated with strategic planning projects. This decrease is partially offset by higher share-based compensation expense during the quarter ended September 30, 2007.
Interest Expense, net
          Interest expense, net totaled $3.9 million for the quarter ended September 30, 2007 compared to $6.2 million for the quarter ended September 30, 2006. The quarter ended September 30, 2006 included $1.2 million of charges associated with prepayment penalties under barite financing agreements and the write-off of unamortized debt issuance costs. The remainder of the decrease is attributable to lower debt balances in 2007.

Provision for Income Taxes
          We recorded an income tax provision of $3.9 million, reflecting an income tax rate of 34.1% in the quarter ended September 30, 2007, compared to an income tax provision of $3.8 million, reflecting an income tax rate of 28.1% in the quarter ended September 30, 2006. The higher income tax rate in 2007 is primarily attributable to the impact of higher state tax rates along with discrete tax benefits recorded in 2006 that did not recur in 2007.
Discontinued Operations
          As described above, discontinued operations includes all of the assets, liabilities and results of operations associated with the former Environmental Services segment, as well as the sawmill facility sold in August 2007, which was historically reported within the Mats & Integrated Services segment.
          Also, during 2006, we announced the decision to shut down of operations of Newpark Environmental Water Solutions, LLC (“NEWS”), and dispose of the assets related to this operation along with the disposal and water treatment operations in Wyoming which existed prior to the start up of NEWS. The operations ceased at these facilities during the fourth quarter of 2006, and all remaining assets of these businesses are held for sale. As a result, all assets, liabilities and continuing exit costs of this business are reported as discontinued operations.
          During the quarter ended September 30, 2007, discontinued operations generated a pre-tax operating loss of $0.4 million. This loss included $0.9 million of operating losses from the sawmill facility prior to the August 2007 sale and $0.3 million on-going costs associated with the satisfaction of liabilities in the exited NEWS business. These losses were partially offset by $0.8 million of pre-tax income generated by the Environmental Services business, which included $1.9 million of earnings from the U.S. operation, offset by a $1.1 million loss resulting from impairments and other exit costs in the Canadian operation.
          During the quarter ended September 30, 2006, discontinued operations generated a pre-tax operating loss of $17.3 million. This loss included a $17.8 million impairment related to the shut down of the NEWS business. The total NEWS loss of $19.3 million was partially offset by $2.2 million of pre-tax income generated by the Environmental Services business, and a $0.2 million loss from the sawmill facility.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Fluids Systems and Engineering
Revenues
          Total revenues by region for this segment were as follows for the nine months ended September 30, 2007 and 2006 (dollars in millions):

			Change
	2007	2006	$	%
Drilling fluid sales and engineering:
North America	$239.5	$227.0	$12.5	6%
Mediterranean	60.8	42.0	18.8	45

Total drilling fluid sales and engineering	300.3	269.0	31.3	12
Completion fluids and services	53.9	53.3	0.6	1
Industrial materials	32.2	30.0	2.2	7

Total	$386.4	$352.3	$34.1	10%

          North American drilling fluid sales and engineering revenues increased 6% to $239.5 million for the nine months ended September 30, 2007, as compared to $227.0 million for the nine months ended September 30, 2006. Overall North American rig activity decreased 2% while the average number of North American rigs serviced by this business segment decreased by 8%. This decrease in rigs serviced is primarily related to the weak Canadian market as well as a lower level of drilling activity in the regions that we serve and a lower level of drilling activity within our customer base in the U.S. market. The decrease in number of rigs serviced is partially offset by a 15% increase in our average revenue per rig, resulting from our focused efforts to concentrate on deeper and more complex wells, including the off-shore Gulf Coast markets.
          In the nine months ended September 30, 2007, our Mediterranean revenues increased 45% over the same period in 2006. This increase was driven by increased rig activity and continued penetration into the North African and Eastern European markets.
          Revenues in our completion fluids and industrial materials businesses increased $2.8 million for the nine months ended September 30, 2007, or 3%, as compared to the same period in 2006.
Operating Income
          Operating income for this segment increased $2.4 million for the nine months ended September 30, 2007 on a $34.1 million increase in revenues, compared to the same period in 2006, resulting in a decline in operating margin from 13.1% to 12.5%. The nine months ended September 30, 2006 included $4.3 million of insurance recoveries from Hurricanes Katrina and Rita. Excluding this item, the operating profit in the North American business units increased $1.1 million on a $15.1 million decrease in revenues, reflecting the impact of higher operating costs, including significantly higher barite transportation costs, as well as the continued operating costs in the Canadian business which have remained relatively flat, despite the decline in sales volumes. The Mediterranean operating income increased $5.6 million on an $18.8 million increase in revenues.
Mats and Integrated Services
Revenues
          Total revenues for this segment consisted of the following for the nine months ended September 30, 2007 and 2006 (dollars in millions):

			Change
	2007	2006	$	%

Mat rental and integrated services	$46.6	$42.6	$4.0	9%
Mat sales	16.6	37.6	(21.0)	(56)
Non-oilfield services	3.4	2.7	0.7	26

Total	$66.6	$82.9	$(16.3)	(20%)

          Total mat rental and integrated services increased by $4.0 million in the nine months ended September 30, 2007, compared to the same period in 2006, as the impact of the lower rental volume was more than offset by improved pricing combined with a higher mix of re-rental activity and services. Oilfield mat rental volume decreased 17% for the nine months ended September 30, 2007 compared to the same period in 2006, while the average price per square foot increased 17%.
          Mat sales primarily consist of composite mats to international markets and export sales of wooden mats to Canada. The decline in mat sales is primarily attributable to a $17.9 million decrease in Canadian sales, due to lower drilling activity and non-recurring wooden mat sales recorded in the nine months ended September 30, 2006. Composite mat export sales were also down in the nine months ended September 30, 2007 from the comparable period of 2006.

Operating Income
          Mats and Integrated Services operating income declined $1.7 million for the nine months ended September 30, 2007 on a $16.3 million decrease in revenues, compared to the same period in 2006. Operating margins improved to 17.2% for the nine months ended September 30, 2007 as compared to 15.9% for the same period in 2006. The improvement in operating margin is primarily attributable to favorable pricing and strong market conditions experienced in the first quarter of 2007, combined with $1.4 million of cost reductions achieved in 2007, resulting from organizational restructuring and general and administrative workforce reductions completed during the first quarter of 2007.
General and Administrative Expense
          General and administrative expense increased $4.0 million to $17.8 million for the nine months ended September 30, 2007 from the comparable period of 2006. The nine months ended September 30, 2007 included $3.4 million of legal expenses related to the shareholder class action and derivative litigation, including a $1.6 million settlement charge. The nine months ended September 30, 2006 included $2.0 million of expenses related to the internal investigation conducted by our Audit Committee which resulted in the restatement of financial statements for the year ended December 31, 2005. The remaining spending increase of $2.6 million is primarily attributable to an increase in salaries and other employee related costs resulting from the relocation of the corporate office and the addition of new corporate executive officers and staff positions.
Interest Expense, net
          Interest expense, net totaled $12.2 million for the nine months ended September 30, 2007 as compared to $15.2 million for the comparable period of 2006. The nine months ended September 30, 2006 included $1.2 million of charges associated with prepayment penalties under barite financing agreements and the write-off of unamortized debt issuance costs. The remainder of the decrease is attributable to lower debt balances in 2007.
Provision for Income Taxes
          For the nine months ended September 30, 2007, we recorded an income tax provision of $10.6 million, reflecting an income tax rate of 35.1%. For the nine months ended September 30, 2006, we recorded an income tax provision of $9.9 million, reflecting an income tax rate of 32.5%. The higher income tax rate in 2007 is primarily attributable to the impact of higher state tax rates along with discrete tax benefits recorded in 2006 that did not recur in 2007.
Discontinued Operations
          During the nine months ended September 30, 2007, discontinued operations generated pre-tax income of $4.2 million ($2.3 million after-tax). The Environmental Services business generated $6.9 million of pre-tax income, which includes $8.0 million of earnings from the U.S. operation, offset by a $1.1 million loss resulting of impairments and other exit costs in the Canadian operation. This income was partially offset by operating losses of $1.0 million from the sawmill facility prior to the August 2007 sale and $1.7 million of losses from the exited NEWS business.
          During the nine months ended September 30, 2006, discontinued operations generated a pre-tax loss of $15.5 million ($10.8 million after-tax). The NEWS business generated a $21.2 million pre-tax loss including a $17.8 million impairment associated with the shut down of this business. This was partially offset by $6.7 million of pre-tax income generated by the Environmental Services business, while the sawmill facility generated a $1.0 million loss.

          Pre-tax losses from the disposal of discontinued operations were $3.2 million ($2.2 million after-tax) for the nine months ended September 30, 2007, reflecting the impairment of the sawmill facility assets to sales price during the second quarter of 2007.
Liquidity and Capital Resources
          Cash generated from operating activities during the nine months ended September 30, 2007 totaled $62.8 million. Net income adjusted for non-cash items generated $45.7 million of cash during the period, while cash provided by operating activities of discontinued operations was $15.0 million, and changes in working capital provided $2.0 million of cash.
          Net cash used in investing activities was $34.1 million, including $13.2 million of capital expenditures and $21.9 million associated with acquisitions. This was partially offset by $1.0 million of net cash provided by disposals and discontinued operations.
          Net cash used in financing activities during the nine months ended September 30, 2007 totaled $34.6 million and included $36.6 million in net debt repayments. These repayments were primarily funded by net income, $5.3 million reduction in idle cash balances, along with $2.0 million in proceeds from employee stock plans.
          We anticipate that our working capital requirements for continuing operations will remain consistent with the changes in revenue in the near term. Cash generated by net income, the anticipated sale of the Environmental Services business, along with our continued focus on improving our collection cycle are expected to be adequate to fund this increase in working capital.
Our long term capitalization was as follows as of:

	September 30,	December 31,
	2007	2006
Long-term debt:
Term Credit Facility	$133,316	$148,125
Credit facility-revolver	35,282	44,825
Other, primarily mat financing	654	5,087

Total long-term debt, less current portion	169,252	198,037
Stockholders’ equity	352,833	323,143

Total capitalization	$522,085	$521,180

Long-term debt to long-term capitalization	32.4%	38.0%

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
          At September 30, 2007, we had $35.3 million outstanding under the $100 million Revolving Credit Facility and $3.7 million in letters of credit issued and outstanding, leaving $61.0 million of availability. The Revolving Credit Facility bears interest at our choice of either a specified prime rate (7.75% at September 30, 2007), or a LIBOR rate plus a spread determined quarterly based upon the amount of the prior quarter average availability under the Revolving Credit Facility (6.91% at

September 30, 2007). The weighted average interest rates on the outstanding balances under the credit facilities as of September 30, 2007 and December 31, 2006 were 7.11% and 7.63%, respectively.
          Both the Term Credit Facility and Revolving Credit Facility contain a fixed charge coverage ratio covenant and a debt to EBITDA ratio. As of September 30, 2007, we were in compliance with the financial covenants contained in these facilities. The Term Credit Facility and the Revolving Credit Facility also contain covenants that significantly limit our ability to pay dividends on our common stock, incur additional debt and repurchase our common stock.
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
Interest Rate Risk
          Our policy historically has been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At September 30, 2007, we had total debt outstanding of $178.2 million, all of which is subject to variable rate terms.
          Our Term Credit Agreement requires that we enter into, and thereafter maintain, interest rate management transactions, such as interest rate swap arrangements, to the extent necessary to provide that at least 50% of the aggregate principal amount of the Term Credit Facility is subject to either a fixed interest rate or interest rate protection for a period of not less than three years from the date of execution. To satisfy this requirement, we entered into an interest rate swap arrangement for the period from September 22, 2006 through March 22, 2008, which fixes the LIBOR rate applicable to 100% of the principle amount under the Term Credit Facility at 5.35% plus a spread based on our corporate family ratings by Moody’s and Standard & Poor’s. In addition, we entered into an interest rate cap arrangement that provides for a maximum LIBOR rate of 6.00% on the principal amount of $68.9 million for the period from March 22, 2008 through September 22, 2009. We paid a fee of $170,000 for the interest rate cap arrangement. Through this swap arrangement, we have effectively fixed the interest rate on $133.3 million, or 74.8%, of our total debt outstanding as of September 30, 2007.
          The fair value of the Term Credit Facility totaled $130.7 million at September 30, 2007, as compared to the recorded balance of $133.3 million. The fair value of the interest rate swap is a $0.2 million asset as of September 30, 2007. The fair value of the interest rate cap is $22,000 as of September 30, 2007 as compared to the original cost of $170,000.
          As of September 30, 2007, Ava, S.p.A, our European fluids systems and engineering subsidiary, which we refer to as Ava, had a swap arrangement in which Ava received a floating rate from a bank and paid a rate which varied based on inflation. Under the terms of the swap, Ava receives an annual payment from the bank based on a Euro notional amount of 4.0 million times the Euribor rate in effect as of the end of the determination period, and pays an annual amount to the bank based on the notional amount times a rate which varies according to both the Euribor rate and the published inflation rate for the Euro area. This arrangement requires annual settlements and matures in February 2015. At September 30, 2007, the fair value of this arrangement represents a liability of approximately $0.7 million.
          The remaining $38.6 million of debt outstanding at September 30, 2007 bears interest at a floating rate. At September 30, 2007, the weighted average interest rate under our floating-rate debt was approximately 7.10%. A 200 basis point increase in market interest rates during 2007 would cause our annual interest expense to increase approximately $0.4 million, net of taxes, resulting in less than a $0.01 per diluted share reduction in annual earnings.
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
ITEM 4. Controls and Procedures
(a) We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principle executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and oversight of our principle executive officer and principal financial officer, evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.
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
We implemented certain corrective actions in 2006, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. In order to further address the identified material weaknesses, management implemented additional corrective measures during 2007 including:
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
We believe that the corrective actions described above, taken together with the corrective actions taken in 2006, remedied the identified material weaknesses described above, and have improved both our disclosure controls and procedures and internal control over financial reporting. However, these controls have not been tested as extensively as required for the annual evaluation under Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, there may be some additional control procedures implemented in the future to further strengthen the controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. Legal Proceedings
          The information set forth in the legal proceedings section of Note 7, “Commitments and Contingencies,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.
ITEM 1A. Risk Factors
          There have been no material changes during the period ended September 30, 2007 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.

(b)	None.

(c)	None.
ITEM 3. Defaults Upon Senior Securities
          Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
Not applicable.
ITEM 5. Other Information
          Not applicable.
ITEM 6. Exhibits
10.1	Memberships Interests Agreement by and among Newpark Resources, Inc., Newpark Drilling Fluids, LLC, Newpark Texas LLC, Trinity TLM Acquisitions, LLC and Trinity Storage Services, LP.

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NEWPARK RESOURCES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 6, 2007

NEWPARK RESOURCES, INC.
By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James E. Braun
James E. Braun, Vice President and
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gregg Piontek
Gregg Piontek, Vice President, Controller and
Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index
10.1	Memberships Interests Agreement by and among Newpark Resources, Inc., Newpark Drilling Fluids, LLC, Newpark Texas LLC, Trinity TLM Acquisitions, LLC and Trinity Storage Services, LP.

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.