Form 10-K
period 2007-12-31
NEWPARK RESOURCES INC
filed 2008-03-07
CIK 71829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File No. 1-2960
Newpark Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1123385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Research Forest Drive, Suite 100 The Woodlands, Texas (Address of principal executive offices)	77381 (Zip Code)

(Registrant’s telephone number, including area code)
(281) 362-6800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2007, was $680.6 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.

As of February 18, 2008, a total of 90,311,925 shares of Common Stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G(3) to this Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders.

NEWPARK RESOURCES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

i

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

ii

PART I

ITEM 1.	Business

General

Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. We are a diversified oil and gas industry supplier with two reportable segments: Fluids Systems and Engineering, and Mats and Integrated Services. During 2007, we entered into an agreement to sell our environmental services business, which was previously reported as a third operating segment. This operation is now reported in discontinued operations, as the sale is expected to be completed during the second quarter of 2008.

We provide our products and services primarily to the oil and gas exploration and production (“E&P”) industry in the U.S. Gulf Coast, West Texas, U.S. mid-continent, U.S. Rocky Mountains, Canada, Mexico, Brazil and areas of Europe and North Africa surrounding the Mediterranean Sea. Further, we are expanding our presence outside the E&P sector, particularly in Mats and Integrated Services, where we are marketing to utilities, municipalities, and government sectors.

Our principal executive offices are located at 2700 Research Forest Drive, Suite 100, The Woodlands, Texas 77381. Our telephone number is (281) 362-6800. You can find more information about us at our Internet website located at www.newpark.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on or through our Internet website. These reports are available as soon as reasonably practicable after we electronically file these materials with, or furnish them to the Securities and Exchange Commission (“SEC”). Our Code of Ethics, our Corporate Governance Guidelines, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter are also posted to the corporate governance section of our Internet website. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. Information filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

When referring to “Newpark” and using phrases such as “we,” “us” and “our,” our intent is to refer to Newpark Resources, Inc. and its subsidiaries as a whole or on a segment basis, depending on the context in which the statements are made.

Industry Fundamentals

Historically, several factors have driven demand for our services, including the supply, demand and pricing of oil and gas commodities, which drive E&P development activity, as well as the continued trend of E&P development into more environmentally sensitive areas. Demand for most of our services is related to the level, type, depth and complexity of oil and gas drilling. The most widely accepted measure of activity is the Baker Hughes Rotary Rig Count, which has been rising since early 2002 in response to strengthening oil and gas prices. In 2007, international activity remained robust, while the North American rig counts began to stabilize, and in some regions, declined from prior year levels.

Over the past several years, we have benefited from our customers’ increased development activity, both in traditional basins and in frontier exploration activity. Our positioning with financially strong and aggressive independent players and increased activities with major integrated oil and gas exploration and production companies have helped to propel our growth.

In our core North American markets we have seen the following trends which have supported our growth and profitability:

•	Increased drilling activity in mature areas of North America as economics of previously marginal projects have become attractive in the recent high energy price environment.

•	Increased willingness of E&P operators to drill in coastal marshes and inland waters where access is expensive. These projects rely heavily on our temporary infrastructure services such as those provided by our Mats and Integrated Services businesses.

•	Deep shales and other hard rock formations with limited permeability in the Mid-continent and the Rockies are being exploited with advanced fracture stimulation technology. This technology facilitates production of natural gas from these formations and drives higher drilling activities.

Within the United States, the shallower reserves available in the historic gas-producing basins are approaching full development, and the longer-term economic potential of the remaining prospects appears to be declining. At the same time, the more prolific oil and gas opportunities increasingly depend on prospects outside of the Gulf Coast and in the expansion of frontier geologic formations. Many operators have begun to shift the focus of their drilling programs towards unconventional geologic structures, which carry inherently higher risks of both economic and physical failure for the operators.

Internationally, we have seen continued growth in drilling activity which is more heavily focused on oil, rather than gas exploration. The elevation of oil prices in recent years has supported continued expansion of the international E&P activity, benefiting our operations in areas of Europe, North Africa and Brazil.

Business Segments

Fluids Systems and Engineering

Our Fluids Systems and Engineering business offers unique solutions to highly technical drilling projects involving complex subsurface conditions, such as horizontal, directional, geologically deep or deep water drilling. These projects require constant monitoring and critical engineering support of the fluids system during the drilling process. We provide drilling fluids products and technical services to the North American, European, North African, and the Brazilian market. We also provide completion fluids services and equipment rental to customers in the Mid-Continent region of the United States.

We have industrial minerals grinding operations for barite, a critical raw material in drilling fluids products, which serve to support our activity in the drilling fluids market. We grind barite and other industrial minerals at facilities in Houston and Corpus Christi, Texas, New Iberia, Louisiana and Dyersburg, Tennessee. We also have a fixed fee contract grinding agreement under which a contract mill in Brownsville, Texas grinds raw barite supplied by us. We use the resulting products in our drilling fluids business, and we sell them to industrial users, including other drilling fluids companies. We also sell a variety of other minerals, principally to industrial markets, from our main plant in Houston, Texas and from the plant in Dyersburg, Tennessee.

Raw Materials — We believe that our sources of supply for materials and equipment used in our drilling fluids business are adequate for our needs. Our specialty milling operation is our primary supplier of barite used in our drilling fluids business. We also obtain barite from third-party mills under contract grinding arrangements. The mills obtain raw barite ore under supply agreements from foreign sources, primarily China and India. We obtain other materials used in the drilling fluids from various third party suppliers. We have encountered no serious shortages or delays in obtaining any raw materials; however, we have experienced significant increases in barite ore transportation costs during 2007. These increases are primarily attributable to a shortage of vessels available to transport the ore from China to the United States.

Technology — We seek patents and licenses on new developments whenever we believe it creates a competitive advantage in the marketplace. We own the patent rights to a family of high-performance, water-based products, which we market as the DeepDrill® and FlexDrilltm systems. These systems include up to eight proprietary performance-enhancing components, each formulated for environmental protection. DeepDrill® and FlexDrilltm systems can provide improved penetration rates, superior lubricity, torque and drag reduction, shale inhibition, solids management, minimized hole enlargement and enhanced ability to log results and use measurement tools. This technology also led to the development of our NewPhasetm product, originally a component of our water-based product line, which we now use to enhance high performance invert emulsion fluids systems tailored to the drilling problems created by reactive shales.

Using proprietary technology and systems is an important aspect of our business strategy. We rely on a variety of unpatented proprietary technologies and know-how in many of our applications. We believe that our reputation in our industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements are of equal or greater competitive significance than our existing proprietary rights.

Competition — We face competition from larger public companies that compete vigorously on fluids performance and/or price. We also find smaller regional competitors competing with us mainly on price and local relationships. We believe that the principal competitive factors in our businesses include a combination of price, reputation, technical proficiency, reliability, quality, breadth of services offered and managerial experience. We believe that we compete effectively on the basis of these factors. We also believe that our competitive position is enhanced by our proprietary products and services.

Customers — Our customers are principally major and independent oil and gas E&P companies operating in the markets that we serve. During the year ended December 31, 2007, approximately 51% of segment revenues were derived from our 20 largest customers. No one customer accounted for more than 10% of our total segment revenues and 80% of segment revenues are generated domestically. Typically, we perform services either under short-term standard contracts or under longer term service agreements. As most agreements with our customers can be terminated upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See Note 16 “Segment and Related Information” in Item 8. “Financial Statements and Supplementary Data” for additional information on financial and geographic data.

Mats and Integrated Services

We provide mat rentals and related well site services to E&P customers in the onshore Gulf of Mexico region, which ensure all-weather access to E&P sites in the unstable soil conditions common to these areas. Through our acquisition of SEM Construction Company in 2007, we provide access road maintenance and a variety of well site services in Western Colorado. We also install access roads and temporary work sites for pipeline, electrical utility and highway construction projects where soil protection is required by environmental regulations or to assure productivity in unstable soil conditions.

We manufacture our DuraBasetm composite mat system for sales into the international market as well as for use in our domestic rental operations. Our marketing efforts for this product remain focused in eight principal oil and gas industry markets: Canada, Alaska and the Arctic, Russia, the Middle East, South America, Mexico, Indonesia, and the U.S. and U.K. utilities markets. We believe these mats have worldwide applications outside our traditional oilfield market, primarily in infrastructure construction, maintenance and upgrades of electric utility transmission lines, and as temporary roads for movement of oversized or unusually heavy loads.

As increasingly stringent environmental regulations affecting drilling and production sites are enforced, the scope of services required by oil and gas companies has increased. Often it is more efficient for site operators to contract with a single company that can provide all-weather site access and provide the required onsite and offsite environmental services on a fully integrated basis.

Raw Materials — We believe that our sources of supply for materials and equipment used in our business are adequate for our needs. We are not dependent upon any one supplier and we have encountered no serious shortages or delays in obtaining any raw materials. The resins, chemicals and other materials used to manufacture composite mats are widely available. Resin is the largest raw material component in the manufacturing of our composite mat products.

Technology — We have obtained patents to fabricate our composite mats, and on several of the components utilized in our DuraBasetm and Bravotm mat systems. Using proprietary technology and systems is an important aspect of our business strategy. We believe that these products provide us with a distinct advantage over our competition, which is generally using wooden mat products. We believe that our reputation in our industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements also have competitive significance in the markets we serve.

Competition — Our market is very fragmented and competitive, with nine to ten competitors providing various forms of wooden mat products and services. No competitors provide a product similar to our DuraBasetm composite mat system. We provide both DuraBasetm and Bravotm composite mat systems to many customers, both domestic and international. The mat sales component of our business is not as fragmented as the oilfield services segment with only two to three competitors providing various alternatives to our DuraBasetm mat products. This is due to many factors including large capital start-up costs and proprietory technology.

We believe that the principal competitive factors in our businesses include price, reputation, technical proficiency, reliability, quality and breadth of services offered. We believe that we compete effectively on the basis of these factors. We also believe that our competitive position is enhanced by our proprietary products, services, and know-how.

Customers — Our customers are principally major and independent oil and gas E&P companies operating in the markets that we serve. During the year ended December 31, 2007, approximately 48% of our revenues was derived from our 20 largest customers. No single customer accounted for more than 10% of our total segment revenues and substantially all of segment revenues are generated domestically. Typically, we perform services either under short-term standard contracts or under longer term service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See Note 16 “Segment and Related Information” in Item 8. “Financial Statements and Supplementary Data” for additional information on financial and geographic data.

Employees

At January 31, 2008, we employed 1,987 full and part-time personnel including 141 in discontinued operations, none of which are represented by unions. We consider our relations with our employees to be satisfactory.

Environmental Regulation

We seek to comply with all applicable regulatory requirements concerning environmental quality. Our discontinued environmental services business processes and disposes of several types of non-hazardous environmental waste for E&P customers. These wastes are generally described as follows:

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

Our business is affected both directly and indirectly by governmental regulations relating to the oil and gas industry in general, as well as environmental, health and safety regulations that have specific application to our business. We also handle, process and dispose of nonhazardous regulated materials that are not generated from oil and gas activities. Our activities are impacted by various federal, state and provincial pollution control, health and safety programs that are administered and enforced by regulatory agencies. These programs are applicable or potentially applicable to our current operations.

Risk Management and Insurance

Our business exposes us to substantial risks. For example, our environmental services business, which is reported in our discontinued operations pending its sale, routinely handles, stores and disposes of nonhazardous regulated materials and waste. We could be held liable for improper cleanup and disposal, which liability could be based upon statute, negligence, strict liability, contract or otherwise. As is common in the oil and gas industry, we often are required contractually to indemnify our customers or other third-parties against certain risks related to the services we perform, including damages stemming from environmental contamination.

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

We carry a range of insurance coverage that we consider adequate for protecting our assets and operations. This coverage includes general liability, contractual liability, comprehensive property damage, workers’ compensation, business interruption and other coverage customary in our industries; however, this insurance is subject to coverage limits, deductibles or self-insured retentions and contains certain coverage exclusions including damages resulting from environmental contamination. Our insurance premiums can be increased or decreased based on the claims made by us under our insurance policies. We could be materially adversely affected by a claim that is not covered or only partially covered by insurance. We have no assurance that insurance will continue to be available to us, that the possible types of liabilities that may be incurred will be covered by our insurance, that our insurance carriers will meet their obligations or that the dollar amount of any liability will not exceed our policy limits.

ITEM 1A.	Risk Factors

We derive a significant portion of our revenues from companies in the E&P industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices

Prices for oil and natural gas are volatile, and this volatility affects the demand for our services. A material decline in oil or natural gas prices or activities could materially affect the demand for our services. Because our business has high fixed costs, downtime or low productivity due to reduced demand can negatively affect our results of operations and financial condition.

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

We have experienced in the past, and may continue to experience in the future, fluctuations in our yearly and quarterly operating results. It is possible that we will not realize expected earnings growth and that earnings in any particular year or quarter will fall short of either a prior fiscal year or quarter or investors’ expectations. If this were to occur, the market price of our common stock would likely be adversely affected. The following factors, in addition to others not listed, may affect our operating results in the future:

•	fluctuations in the oil and gas industry;

•	competition;

•	the ability to manage and control our operating costs;

•	the rate and extent of acceptance of our drilling fluids products and our composite mats; and

•	the ability to integrate strategic acquisitions.

The cost of barite recently has been volatile, and this volatility may continue, which may have an adverse effect on our fluids systems and engineering segment.

Barite is a naturally occurring mineral that, when processed, constitutes a significant portion of many drilling fluids systems. We currently secure all our barite ore from foreign sources, primarily China and India. The cost of barite from these regions has fluctuated significantly due to numerous factors. The largest of these cost factors are inland transportation and ocean freight. Due to recent wide swings in world demand for raw materials produced in both China and India and the rapidly expanding economies of these countries, the cost of all forms of transportation has increased to an unprecedented level. These transportation costs have been further stressed due to increased world oil costs. In addition to the volatility of shipping costs, basic mineral production and processing costs also have experienced upward pressures. These factors include the distance of mineral reserves from shipping ports, dwindling reserves, internal labor cost increases due to increased safety regulations and cost of living adjustments as well as increased supply and demand pressures. Recent currency exchange rate fluctuations also have contributed to the upward cost trend. If we are unable to reduce these costs or increase the price of our barite-based products, we may experience lower margins in our fluids systems and engineering segment.

We are subject to risks associated with our international operations that could limit our ability to expand internationally or reduce the revenues and profitability of these operations.

We have significant operations in areas of Europe and North Africa surrounding the Mediterranean Sea and in Canada. We also operate in Mexico and Brazil. In addition, we may seek to expand to other areas outside the United States in the future. International operations are subject to a number of risks and uncertainties, including:

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

Our customers are principally major and independent oil and gas E&P companies operating in the markets that we serve. During the year ended December 31, 2007, approximately 44% of our consolidated revenues were derived from our 20 largest customers. The loss of a number of these customers could negatively impact our results of operations.

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

The terms of our Amended and Restated Credit Agreement (“Credit Agreement”), contain restrictive covenants with which we may not be able to comply. These facilities also require us to satisfy certain financial tests. In addition, these lenders have security interests in substantially all of our U.S. assets and a portion of the capital stock of our non-U.S. subsidiaries. If we were to breach the restrictive covenants or fail to satisfy these financial tests, all amounts owing, including accrued interest, under the Credit Agreement could be declared immediately due and payable. The lenders also could terminate all commitments under the facility and enforce their rights to security interests in substantially all of our U.S. assets.

Amounts borrowed under our Credit Agreement are subject to variable interest rates. In January 2008, we entered into two interest rate swap arrangements, which effectively fix the LIBOR interest rate on 100% of the borrowings under our $50.0 million Term Loan, which is part of the Credit Agreement, for the remaining life of the loan. The LIBOR rate is fixed at 3.74% plus a spread based on our corporate leverage ratio. However, any significant increase in interest rates could increase our interest costs on our variable-rate long-term debt or indebtedness incurred in the future.

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

As of December 31, 2007, we had $62.6 million in goodwill and $18.5 million of identifiable intangible assets, net. Our estimates of the values of these assets could be reduced in the future as a result of various factors beyond our control. Any reduction in the value of these assets would reduce our net income and reduce our total assets and stockholders’ equity in the year in which the reduction is recognized. The combined $81.1 million balance in goodwill and intangible assets represents 12.6% of our total assets and 22.5% of our total stockholders’ equity as of December 31, 2007.

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

We believe that the demand for our services in the discontinued environmental services business is directly related to regulation of E&P waste. If these regulations were rescinded or relaxed, or governmental authorities failed to enforce these regulations, we could see a decrease in the demand for our services. This decrease in demand could materially affect our results of operations and financial condition. We also may be affected adversely by new regulations or changes in other applicable regulations.

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

The markets for our Mats and Integrated Services business are fragmented and competitive, with nine to ten competitors providing various forms of wooden mat products and services. No competitors provide a product similar to our DuraBasetm composite mat system.

Competition in the environmental services market could increase as the industry continues to develop, which could put downward pressure on our margins. We also face competition from efforts by oil and gas producing customers to improve their own methods of disposal.

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

We hold U.S. and foreign patents for certain of our drilling fluids components and mat systems. In our Environmental Services business, which is included in our discontinued operations pending its sale, we also hold U.S. patents on certain aspects of our system to process and dispose of E&P waste, including E&P waste that is contaminated with NORM. However, these patents are not a guarantee that we will have a meaningful advantage over our competitors, and there is a risk that others may develop systems that are substantially equivalent to those covered by our patents. If that were to happen, we would face increased competition from both a service and a pricing standpoint. In addition, costly and time-consuming litigation could be necessary to enforce and determine the scope of our patents and proprietary rights. Our business could be negatively impacted by future technological change and innovation. It is possible that future innovation could change the way companies drill for oil and gas, reduce the amount of waste that is generated from drilling activities or create new methods of disposal or new types of drilling fluids. This could reduce the competitive advantages we may derive from our patents and other proprietary technology.

Hurricanes or other adverse weather events could disrupt our operations.

Our significant market areas in the Gulf of Mexico (and related near-shore areas) are susceptible to hurricanes. These weather events can disrupt our operations and result in damage to our properties. In late summer 2005, Hurricanes Katrina and Rita struck the Gulf Coast region of the United States and caused extensive and catastrophic physical damage to the area. While we believe we have recovered from the effects of Hurricanes Katrina and Rita, future hurricanes could affect our operations in those market areas and result in damage to our facilities and equipment located at such facilities, and the facilities of our customers. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or other adverse weather events.

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

We lease office space to support our operating segments as well as our discontinued environmental services business and corporate offices. This leased space is located in Metairie and Lafayette, Louisiana, The Woodlands, Houston and Port Arthur, Texas, Calgary, Alberta, and Rome, Italy. We also own office space in Oklahoma City, Oklahoma. All owned properties serve as collateral to our Amended and Restated Credit Agreement, entered into in December 2007.

Fluids Systems & Engineering.  We lease 13 warehouses and own one warehouse in the Mediterranean region to support our international operations. We own four warehouse facilities in Oklahoma that serve as distribution points for our mid-continent operations. We also serve customers from 10 leased bases located along the Gulf Coast.

We operate four specialty product grinding facilities. The principal grinding facility is located on approximately 18 acres of owned land in Houston, Texas. The second plant is on 13.7 acres of leased land in New Iberia, Louisiana. The third plant is in Corpus Christi, Texas on six acres of leased land. The fourth plant is in Dyersburg, Tennessee and is on 13.2 acres of owned land.

Mats & Integrated Services.  We own approximately 44,000 square feet of office and warehouse space on nine acres of land in Vatican, Louisiana, which houses manufacturing, distribution and administrative facilities for this segment.

We also lease a fleet of 48 double-skinned barges used to transport waste to processing stations which are certified for this purpose by the U.S. Coast Guard. We also lease seven transfer facilities located along the Gulf Coast.

ITEM 3.	Legal Proceedings

Litigation Summary

In connection with our announcement regarding the internal investigation commissioned by our Audit Committee in April 2006 and subsequent announcements, we were served with a number of class action and derivative lawsuits. These suits asserted claims against us and certain of our former officers and current and former directors alleging damages resulting from the loss of value in our common stock and, derivatively, for damages we allegedly suffered.

In April 2007, we announced that we reached a settlement of our pending derivative and class action litigation. The settlement received final approval from the U.S. District Court for the Eastern District of Louisiana on October 9, 2007. Under the terms of the settlement, we paid $1.6 million, and our directors and officers’ liability insurance carrier paid $8.3 million. A portion of these amounts were used to pay administration costs and legal fees. This settlement resolved all pending shareholder class and derivative litigation against us, our former and current directors, and former officers. As part of the settlement, however, we preserved certain claims against our former Chief Executive Officer and Chief Financial Officer for matters arising from the invoicing irregularities at Soloco Texas, LP and the backdating of stock options.

James D. Cole Arbitration

By letter dated April 25, 2007, counsel for James D. Cole, our former Chief Executive Officer and former director, notified us that Mr. Cole is pursuing claims against us for breach of his employment agreement and other causes of action. Mr. Cole seeks recovery of approximately $3.1 million purportedly due under his employment agreement and reimbursement of certain defense costs incurred in connection with the shareholder litigation and our internal investigation. Mr. Cole also claims that he is entitled to the sum of $640,000 pursuant to the non-compete provision of his employment agreement. Pursuant to the terms of his employment agreement, this matter has been submitted to arbitration. We have also submitted to the same arbitration proceedings the claims preserved against Mr. Cole arising from the derivative litigation referenced above.

Matthew Hardey Lawsuit

On November 2, 2007, we were served with a lawsuit filed on behalf of Matthew Hardey, our former Chief Financial Officer, against Newpark Resources and Paul L. Howes, our current Chief Executive Officer. The lawsuit was filed on October 9, 2007, in the 24th Judicial District Court in Jefferson Parish, Louisiana. We have moved this case to Federal Court (United States District Court for the Eastern District of Louisiana). The lawsuit includes a variety of allegations arising from our internal investigation and Mr. Hardey’s termination, including breach of contract, unfair trade practices, defamation, and negligence. The lawsuit does not specify the amount of damages being sought by Mr. Hardey. We dispute the allegations in the lawsuit and intend to vigorously defend our position.

The outcome of the Cole and Hardey proceedings is not certain; however, it is the opinion of management that any liability in these matters should not have a material effect on our consolidated financial statements.

SEC Investigation

On March 12, 2007, we were advised that the Securities and Exchange Commission (“SEC”) has opened a formal investigation into the matters disclosed in Amendment No. 2 to our Annual Report on Form 10-K/A filed on October 10, 2006. We are cooperating with the SEC in their investigation.

Other Legal Items

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

Recourse against our insurers under general liability insurance policies for reimbursement is uncertain as a result of conflicting court decisions in similar cases. In addition, certain insurance policies under which coverage may be afforded contain self-insurance levels that may exceed our ultimate liability.

We believe that any liability incurred in environmental matters will not have a material adverse effect on our consolidated financial statements.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “NR.”

The following table sets forth the range of the high and low sales prices for our common stock for the periods indicated:

Period	High	Low

2007
4th Quarter	$6.50	$4.93
3rd Quarter	$8.14	$4.97
2nd Quarter	$8.41	$6.99
1st Quarter	$7.25	$5.75
2006
4th Quarter	$7.68	$5.06
3rd Quarter	$6.40	$4.87
2nd Quarter	$8.36	$5.05
1st Quarter	$9.65	$6.90

As of February 21, 2008, we had 2,361 stockholders of record as determined by our transfer agent.

In February 2008, our Board of Directors approved a plan authorizing the Company to repurchase up to $25 million of outstanding common stock shares. Except for this purchase, our Board of Directors currently intends to retain earnings for use in our business, and we do not intend to pay any cash dividends in the foreseeable future. In addition, our credit facilities contain covenants which limit the payment of dividends on our common stock.

During the year ended December 31, 2007, there were no sales of our securities by us which were not registered under the Securities Act of 1933, as amended.

During the quarter ended December 31, 2007, there were no repurchases by us or any affiliated purchaser of any of our common stock.

Performance Graph

The following graph reflects a comparison of the cumulative total stockholder return of our common stock from December 31, 2002 through December 31, 2007, with the New York Stock Exchange Market Value Index, a broad equity market index, and the Hemscott Oil & Gas Equipment/Services Index, an industry group index. The graph assumes the investment of $100 on December 31, 2002 in our common stock and each index and the reinvestment of all dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007
Newpark Resources	100.00	110.11	118.39	175.40	165.75	125.29

Oil & Gas Equipment/Svcs	100.00	121.99	167.42	253.03	298.70	425.38

NYSE Market Index	100.00	129.55	146.29	158.37	185.55	195.46

ITEM 6.	Selected Financial Data

The selected consolidated historical financial data presented below for the five years ended December 31, 2007 are derived from our consolidated financial statements and is not necessarily indicative of results to be expected in the future. The selected financial data includes reclassifications to reflect the operations of the Environmental Services business and a sawmill facility within the Mats and Integrated Services segment as discontinued operations. See Note 2 of the Notes to the Consolidated Financial Statements in Item 8 herein for additional information regarding discontinued operations.

The following data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 7 and 8 below.

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share data)

Consolidated Statements of Operations:
Revenues	$612,764	$581,908	$476,672	$353,761	$287,170
Cost of revenues	533,929	500,062	423,467	327,194	276,523

	78,835	81,846	53,205	26,567	10,647
General and administrative expenses	22,923	20,022	9,546	9,394	5,813
Impairment losses	—	—	—	3,399	—

Operating income	55,912	61,824	43,659	13,774	4,834
Foreign currency exchange (gain) loss	(1,083)	367	(551)	(345)	(886)
Interest expense, net	20,251	19,546	15,965	13,447	14,638

Income (loss) from continuing operations before income taxes	36,744	41,911	28,245	672	(8,918)
Provision (benefit) for income taxes	11,700	13,851	9,136	187	(2,347)

Income (loss) from continuing operations	25,044	28,060	19,109	485	(6,571)
Income (loss) from discontinued operations, net of tax	3,231	(60,341)	3,672	5,012	8,215
Loss from disposal of discontinued operations, net of taxes	(1,613)	—	—	—	—

Net income (loss)	26,662	(32,281)	22,781	5,497	1,644
Less: Preferred stock dividends and accretion	—	—	509	938	1,583

Net income (loss) applicable to common shares and equivalents	$26,662	$(32,281)	$22,272	$4,559	$61

Net income per common share (basic and diluted):
Income from continuing operations	$0.28	$0.31	$0.22	$0.01	$(0.08)
Income (loss) from discontinued operations	0.01	(0.67)	0.04	0.06	0.10

Net income (loss) per common share	$0.29	$(0.36)	$0.26	$0.05	$0.00

Consolidated Balance Sheet Data:
Working capital	$282,900	$215,364	$164,510	$149,221	$129,059
Total assets	641,779	629,449	651,294	587,371	572,032
Short-term debt	18,862	14,996	23,586	13,048	13,869
Long-term debt, less current portion	158,616	198,037	185,933	186,286	183,600
Stockholders’ equity	360,664	323,143	346,725	319,656	310,083
Consolidated Cash Flow Data:
Net cash provided by operations	$68,188	$26,803	$29,545	$21,604	$7,552
Net cash used in investing activities	(40,292)	(30,298)	(33,829)	(14,960)	(22,043)
Net cash (used in) provided by financing activities	(35,649)	8,573	5,642	(4,580)	15,632

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

Overview

We are a diversified oil and gas industry supplier, and we currently have two reportable segments: Fluids Systems and Engineering, and Mats and Integrated Services. We provide these products and services principally to the E&P industry in the U.S. Gulf Coast, West Texas, U.S. mid-continent, U.S. Rocky Mountains, Canada, Mexico, Brazil and areas of Europe and North Africa surrounding the Mediterranean Sea. Further, we are expanding our presence outside the E&P sector through our Mats and Integrated Services, where we are marketing to utilities, municipalities, and government sectors.

Following a comprehensive review of all of our businesses in the first quarter of 2007, we decided to explore strategic alternatives with regards to our Environmental Services business, which was historically reported as a third reportable segment. Subsequently, we initiated a sale process for this business and entered into an agreement in October 2007 to sell the U.S. Environmental Services business for $81.5 million in cash and potentially an additional $8 million which may be paid to us under a five-year earn out provision. This sale is expected to close during the second quarter of 2008, subject to customary closing requirements. In conjunction with this process, we decided to exit certain Environmental Services activities within the Canadian market during the third quarter of 2007, which resulted in $1.5 million of charges during the third and fourth quarter of 2007, including $0.5 million for the impairment of goodwill. As a result of these developments, all assets, liabilities and results of operations of our U.S. and Canadian Environmental Services business are classified as discontinued operations for all periods presented.

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

Also during August 2007, we completed the sale of a sawmill facility for $4.1 million, which was historically reported within the Mats and Integrated Services segment. As a result of the sales agreement for this transaction, we recorded an impairment loss on the sale of discontinued operations of $3.2 million ($1.6 million after-tax) in the second quarter of 2007 and reclassified all assets, liabilities and results of operations to discontinued operations, for all periods presented.

In October 2007, we received final court approval of the previously announced settlement of our pending derivative and class action litigation. Under the terms of the settlement, we paid $1.6 million, and our directors and officers’ liability insurance carrier paid $8.3 million. The settlement resolves all pending shareholder class and derivative litigation against us, our former and current directors, and our former officers. As part of the settlement, however, we preserved certain claims against our former Chief Executive Officer and former Chief Financial Officer for matters arising from the potential invoicing irregularities at Soloco Texas, LP and the backdating of stock options.

In December 2007, we entered into a new five-year $225 million credit facility, including a $175 million revolving line of credit and a $50 million term loan. Borrowings under this facility were used to repay the outstanding balances and terminate our $150 million term credit facility and $100 million revolving credit facility. In conjunction with the termination of the former credit facilities, we recorded a non-cash charge of $4.0 million in the fourth quarter of 2007 to write-off previously capitalized debt issuance costs.

Hurricane Impact

Our Fluids Systems and Engineering operations along the U.S. Gulf Coast were severely affected by Hurricanes Katrina and Rita in 2005 and early 2006. During 2006, we recorded recoveries related to business interruption coverage related to the 2005 hurricanes of $4.3 million as reductions to cost of revenues.

Results of Operations

Our operating results depend in large measure on oil and gas drilling activity levels in the markets we serve, as well as on the depth of drilling, which governs the revenue potential of each well. The drilling activity levels depend on oil and gas commodity pricing, inventory levels and product demand. Rig count data is the most widely accepted indicator of drilling activity. Key average rig count data for the last three years ended December 31 is as follows:

	Year Ended December 31,			2007 vs 2006		2006 vs 2005
	2007	2006	2005	Count	%	Count	%
	(In thousands)

U.S. Rig Count	1,768	1,648	1,380	120	7%	268	19%
Canadian Rig Count	343	472	458	(129)	(27)%	14	3%

Total	2,111	2,120	1,838	(9)	0%	282	15%

Source: Baker Hughes Incorporated

Summarized financial information for our reportable segments is shown in the following table (net of intersegment transfers):

	Year Ended December 31,			2007 vs 2006		2006 vs 2005
	2007	2006	2005	$	%	$	%
	(In thousands)

Segment revenues
Fluids systems and engineering	$522,714	$481,378	$384,208	$41,336	9%	$97,170	25%
Mats and integrated services	90,050	100,530	92,464	(10,480)	(10)%	8,066	9%

Total segment revenues	$612,764	$581,908	$476,672	$30,856	5%	$105,236	22%

Segment operating income
Fluids systems and engineering	$66,065	$66,616 (1)	$40,589	$(551)		$26,027
Mats and integrated services	12,770	15,230	12,616	(2,460)		2,614

Total segment operating income	78,835	81,846	53,205	(3,011)		28,641
General and administrative expenses	22,923	20,022	9,546	2,901		10,476

Operating income	$55,912	$61,824	$43,659	$(5,912)		$18,165

Segment operating margin
Fluids systems and engineering	12.6%	13.8%	10.6%
Mats and integrated services	14.2%	15.1%	13.6%
Total segment operating margin	12.9%	14.1%	11.2%

(1)	Includes $4.3 million of insurance recoveries as a result of Hurricanes Katrina and Rita in the year ended December 31, 2006.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Fluids Systems and Engineering

Revenues

Total revenues by region for this segment were as follows for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		2007 vs 2006
	2007	2006	$	%
	(In thousands)

North America	$317,670	$304,077	$13,593	4%
Mediterranean and South America	87,627	61,555	26,072	42%

Total drilling fluid and engineering revenues	405,297	365,632	39,665	11%
Completion fluids and services	72,740	72,872	(132)	0%
Industrial materials	44,677	42,874	1,803	4%

Total	$522,714	$481,378	$41,336	9%

North American drilling fluid and engineering revenues increased 4% to $317.7 million for the year ended December 31, 2007, as compared to $304.1 million for the year ended December 31, 2006. Overall North American rig activity was relatively unchanged during this period, as a 7% increase in the U.S. rig count was partially offset by a 27% decrease in the Canadian rig count. The average number of North American rigs serviced by our business decreased by 7% during this time. This decrease in rigs serviced is primarily related to the weak Canadian market as well as an industry shift toward drilling shallower conventional oil wells in the U.S. market as compared to the deeper wells that we typically service. The decrease in number of rigs serviced by this segment is more than offset by a 14% increase in our average revenue per rig, resulting from our focused efforts to concentrate on deeper and more complex wells, including the off-shore Gulf Coast markets.

Mediterranean and South America revenues increased 42% in the year ended December 31, 2007 over 2006 levels, representing 17% of total segment revenues in 2007, compared to 13% in 2006. This increase was driven by increased rig activity and continued penetration into the North African and Romanian markets.

Revenues in our completion fluids and industrial materials businesses increased $1.7 million for the year ended December 31, 2007, or 1% as compared to 2006 as increases in U.S. sales activity was partially offset by declines in industrial materials sales into the Canadian market.

In 2008, we anticipate that rig activity in the North American markets will remain relatively flat to 2007, while the Mediterranean and South American markets will continue to remain robust, although at a lower rate of growth than experienced in recent years.

Operating Income

Operating income for this segment decreased $0.6 million for the year ended December 31, 2007 on a $41.3 million increase in revenues, resulting in a decline in operating margin from 13.8% to 12.6%. North American operating profit decreased $5.4 million on a $13.6 million increase in revenues, primarily due to $4.3 million of non-recurring insurance recoveries from Hurricanes Katrina and Rita, which increased operating profits in 2006. In addition, operating profits were negatively impacted by higher operating costs, including significantly higher barite transportation costs, as well as the continued operating costs in the Canadian business which has remained relatively flat, despite the decline in sales volumes. The Mediterranean region operating income increased $6.0 million on a $25.5 million increase in revenues from 2006 to 2007, while the South American operation generated a $1.2 million increase in operating losses, due to costs associated with the start-up of operations.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following for the year ended December 31, 2007 and 2006:

	Year Ended December 31,		2007 vs 2006
	2007	2006	$	%
	(In thousands)

Mat rental and integrated services	$67,016	$60,885	$6,131	10%
Mat sales	23,034	39,645	(16,611)	(42)%

Total	$90,050	$100,530	$(10,480)	(10)%

Total mat rental and integrated services increased by $6.1 million in the year ended December 31, 2007, compared to 2006, primarily due to the SEM acquisition in August 2007, which contributed $5.2 million of revenue during 2007. Revenues for the Gulf Coast region increased by $0.9 million, or 1% over 2006. This increase is primarily attributable to improvements in market penetration, despite lower rig activity in this region compared to 2006.

Mat sales primarily consist of composite mats to international markets and export sales of wooden mats to Canada. The decline in mat sales is primarily attributable to a $17.2 million decrease in Canadian sales, due to lower drilling activity and large one-time wooden mat sales recorded in 2006. The remaining $0.6 million increase in revenues is primarily attributable to composite mat export sales.

Operating Income

Segment operating income declined $2.5 million for the year ended December 31, 2007 on a $10.5 million decrease in revenues, compared to 2006. Operating margins declined to 14.2% for the year ended December 31, 2007 as compared to 15.1% in 2006. The decline in operating margin is primarily attributable to the impact of the change in mat sales volume.

General and Administrative Expense

General and administrative expense increased $2.9 million to $22.9 million for the year ended December 31, 2007 from 2006. Legal expenses related to the shareholder class action and derivative litigation, including a $1.6 million settlement charge, were $3.8 million in 2007, compared to $0.8 million in 2006. The year ended December 31, 2006 also included $2.5 million of expenses related to the internal investigation conducted by our Audit Committee which resulted in the restatement of financial statements for the year ended December 31, 2005. The remaining spending increase of $2.4 million is primarily attributable to $1.1 million of costs associated with the relocation of the corporate office, a $0.9 million increase in stock-based compensation expense, and salaries and other employee related expenses associated with the addition of new corporate executive officers and staff positions.

We anticipate that general and administrative expense in 2008 will decrease from 2007 levels, due to the non-recurring nature of certain charges in 2007, including the expenses associated with the shareholder class action and derivative litigation and the relocation of the corporate office.

Interest Expense, net

Interest expense, net totaled $20.3 million for the year ended December 31, 2007 as compared to $19.5 million for 2006. The year ended December 31, 2007 includes a $4.0 million non-cash charge to write-off capitalized debt issuance costs associated with termination of the credit facilities in December 2007, while the year ended December 31, 2006 included $1.2 million of charges associated with prepayment penalties and the write-off of debt issuance costs. The remaining $1.9 million decrease is attributable to lower debt balances in 2007.

Provision for Income Taxes

For the year ended December 31, 2007, we recorded an income tax provision of $11.7 million, reflecting an income tax rate of 31.8%. For the year ended December 31, 2006, we recorded an income tax provision of $13.9 million, reflecting an income tax rate of 33.0%. The decrease in effective tax rate from 2006 to 2007 is primarily attributable to the benefits of lower effective rates from foreign operations during 2007 as the proportion of foreign income increased. We expect the effective tax rate in 2008 to be between 34% and 35%.

Discontinued Operations

During the year ended December 31, 2007, discontinued operations generated pre-tax operating income of $6.4 million ($3.2 million after-tax). The Environmental Services business generated $8.9 million of pre-tax income, which includes $10.5 million of earnings from the U.S. operation, offset by a $1.6 million loss resulting from impairments and other exit costs in the Canadian operation. This income was partially offset by operating losses of $0.8 million from the sawmill facility prior to its August 2007 sale and $1.7 million of losses from the exited Newpark Environmental Water Solutions (“NEWS”) business.

During the year ended December 31, 2006, discontinued operations generated a pre-tax loss of $86.9 million ($60.3 million after-tax). The Environmental Services business generated a $65.3 million loss during the period, including a $72.6 million impairment of goodwill and other long-lived assets, while the NEWS business generated a $20.5 million pre-tax loss including a $17.8 million impairment associated with the shut down of this business. The sawmill facility also generated a $1.1 million operating loss during this period.

Pre-tax losses from the disposal of discontinued operations were $3.2 million ($1.6 million after-tax) for the year ended December 31, 2007, reflecting the loss generated on the sale of the sawmill facility assets during the third quarter of 2007.

The discontinued operations income tax rate for the year ended December 31, 2007 was 49.6%, compared to 30.5% for the year ended December 31, 2006. The high effective tax provision rate in 2007, as well as the low effective tax benefit rate in 2006 are both primarily attributable to a high level of non-deductible losses recorded in the discontinued businesses, including the impairment of goodwill.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Fluids Systems and Engineering

Revenues

Total revenue for this segment was as follows for 2006 and 2005:

	Year Ended December 31,		2006 vs 2005
	2006	2005	$	%
	(In thousands)

North America	$304,077	$254,242	$49,835	20%
Mediterranean and South America	61,555	40,268	21,287	53%

Total drilling fluid and engineering revenues	365,632	294,510	71,122	24%
Completion fluids and services	72,872	54,378	18,494	34%
Industrial materials	42,874	35,320	7,554	21%

Total	$481,378	$384,208	$97,170	25%

North American drilling fluids sales and engineering revenues increased 20% to $304.1 million in 2006. Overall North American rig activity increased 15% during this period, while the average number of North American rigs serviced by our business, primarily in the U.S. Gulf Coast, U.S. Central Region and Canada, increased by only 10%. Average revenue per rig, an indication of the complexity and depth of wells being serviced, increased 8% in 2006 as compared to 2005.

In 2006, our Mediterranean and South American revenues increased 53% over 2005. These increases were driven by North African rig activity and additional segment infrastructure investment in this market.

Revenues in our Completion Fluids and Services business increased $18.5 million, or 34%, to $72.9 million in 2006, due to increased investment in the completion fluids business as well as increased market share and higher well completion activity.

Revenues of industrial materials increased $7.6 million in 2006, or 21%, as compared to 2005 as a result of higher demand for barite driven by the increased drilling activity in the U.S. markets we serve.

Operating Income

Operating income for this segment increased $26.0 million in 2006 on a $97.2 million increase in revenues, compared to 2005, representing an incremental operating margin of 26.7%. The operating margin for this segment in 2006 was 13.8%, compared to 10.6% in 2005. Our operating margin was also favorably impacted by the final settlement of our business interruption coverage related to losses incurred as a result of Hurricanes Katrina and Rita totaling $4.3 million, which was recorded as a reduction of costs of revenues. Operating margins for 2006, after adjustment for the business interruption insurance, were 12.9%. The increase in operating margin was principally due to operating leverage gained throughout the segment, a change in mix of revenues and business interruption insurance proceeds. Our completion fluids and services business, typically a higher margin business, had increased revenues of 34% as compared to an increase in total revenue of 25%.

Mats and Integrated Services

Revenues

Total revenue for this segment consists of the following for 2006 and 2005:

	Year Ended December 31,		2006 vs 2005
	2006	2005	$	%
	(In thousands)

Mat rental and integrated services	$60,885	$57,364	$3,521	6%
Mat sales	39,645	35,100	4,545	13%

Total	$100,530	$92,464	$8,066	9%

U.S. oilfield mat rental revenues increased by $6.2 million in 2006, compared to 2005, primarily due to higher drilling activity in the inland Gulf Coast markets. This increase was partially offset by lower revenues from non-oilfield mat rentals, a premium margin market composed principally of seasonal utility and infrastructure construction markets, which decreased $2.7 million.

Canadian revenues, primarily related to the sales of wooden mats, increased $5.3 million over 2005, due to increased demand during the first half of 2006 year for our wooden mats in the Western Canada market and a large one-time sale in the first quarter of 2006. This increase in sales was partially offset by lower composite mats sales activity.

Operating Income

Segment operating income improved $2.6 million in 2006 on an $8.1 million increase in revenues, compared to 2005. This represents an incremental operating margin of 32.4%. Operating margins increased to 15.1% for 2006 as compared to 13.6% in 2005. The improvement in operating income and margins is primarily attributable to the incremental gross profit generated on the increase in revenues.

General and Administrative Expense

General and administrative expense increased $10.5 million to $20.0 million in 2006. Legal and accounting fees increased $3.3 million. These costs were related to the internal investigation conducted by our Audit Committee in 2006, the resulting restatement of our consolidated financial statements for periods prior to and including December 31, 2005 and class action and derivative lawsuits filed relating to the restatement. Consulting fees increased $2.4 million due to strategic planning, the evaluation of the NEWS business, and computer software projects. Payroll, employee placement fees and other employee related costs increased $2.1 million due to additional positions in our corporate office and the relocation of the corporate office. Stock-based compensation increased $1.3 million due to the implementation of Financial Accounting Standards Board Statement No. 123(R) in 2006. Also, we had unfavorable experience in our self-insured insurance programs of approximately $0.8 million in 2006 as compared to 2005.

Interest Expense

Interest expense increased $3.6 million in 2006 compared to 2005. The increase in interest expense was partially related to the prepayment penalties of approximately $0.4 million on the barite facilities financing, $0.8 million related to the unamortized balance of debt issuance costs related to the 8 5/8% Senior Subordinated Notes and the loss of $0.8 million on a rate swap agreement for our Mediterranean operations. The remaining increase in interest expense is due to an increase in the average debt outstanding as compared to 2005 as well as higher interest rates in 2006.

Provision for Income Taxes

For 2006, we recorded an income tax provision of $13.9 million, reflecting an income tax rate of 33.0%. For 2005, we recorded an income tax provision of $9.1 million, reflecting an income tax rate of 32.3%.

Discontinued Operations

During the year ended December 31, 2006, discontinued operations generated a pre-tax loss of $86.9 million ($60.3 million after-tax). The Environmental Services business generated a $65.3 million loss during the period, which included a $72.6 million impairment of goodwill and other long-lived assets, while the NEWS business generated a $20.5 million pre-tax loss including a $17.8 million impairment associated with the shut down of this business. The sawmill facility also generated a $1.1 million operating loss during this period.

During the year ended December 31, 2005, discontinued operations generated pre-tax income of $5.8 million ($3.7 million after-tax). The Environmental Services business generated $6.5 million of operating income during the period, while the NEWS business generated a $0.2 million pre-tax loss and the sawmill facility generated a $0.5 million operating loss during this period.

Liquidity and Capital Resources

Cash generated from operating activities during the year ended December 31, 2007 totaled $68.2 million. Net income adjusted for non-cash items generated $57.1 million of cash during the period, cash provided by operating activities of discontinued operations was $17.7 million, and changes in working capital used $6.6 million of cash. The working capital increase includes a $12.8 million increase in inventories, largely attributable to timing of inventory receipts and increased transportation costs of barite ore inventory, as well as higher inventory levels required in our growing North Africa business.

Net cash used in investing activities was $40.3 million, including $17.0 million of capital expenditures and $23.2 million associated with acquisitions.

Net cash used in financing activities during the year ended December 31, 2007 totaled $35.7 million and included $37.7 million in net debt repayments. Proceeds from employee stock plans provided $2.2 million.

We anticipate that our working capital requirements for 2008 will change proportionally to our changes in revenue. In February 2008, our Board of Directors approved a plan to repurchase up to $25 million of outstanding shares of common stock and we anticipate capital expenditures in 2008 to be approximately $25 million. Cash generated by net income, the anticipated sale of the Environmental Services business, along with availability under our credit agreements are expected to be adequate to fund our anticipated capital needs. Inflation has not impacted our revenues or income.

Our long term capitalization was as follows as of December 31:

	2007	2006
	(In thousands)

Term loan	$50,000	$149,625
Revolving credit facility	117,000	44,825
Foreign bank lines of credit	7,676	11,348
Other	2,802	7,235

Total	177,478	213,033
Less: current portion	(18,862)	(14,996)

Long-term portion of debt	158,616	198,037
Stockholder’s equity	360,664	323,143

Total long-term capitalization	$519,280	$521,180

Long-term debt to long-term capitalization	30.5%	38.0%

In December 2007, we entered into a $225.0 million Amended and Restated Credit Agreement (“Credit Agreement”) with a five-year term, expiring in December 2012. The proceeds from the Credit Agreement were used to repay in full the outstanding principal balances and accrued interest under both the term credit and revolving credit facilities, both of which were executed during 2006. The Credit Agreement consists of a $175.0 million revolving credit facility along with a $50.0 million term loan (“Term Loan”), which is to be repaid through annual principal repayments of $10.0 million beginning in December 2008. There are no prepayment penalties should we decide to repay the Term Loan in part or in full prior to the scheduled maturity dates. In connection with the Credit Agreement, we capitalized $1.7 million related to loan origination costs.

The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries have also been pledged as collateral.

The Company can elect to borrow under the Credit Agreement at an interest rate either based on the prime rate plus a margin ranging from 0 to 100 basis points or at LIBOR plus a margin ranging from 150 to 250 basis points, both of which margins vary depending on the Company’s leverage. As of December 31, 2007, $150.0 million of the outstanding principal is bearing interest at LIBOR plus 200 basis points, or 6.87%, while the remaining $17.0 million in outstanding principal is bearing interest at Prime Rate plus 50 basis points, or 7.75%. The weighted average interest rates on the outstanding balances under the credit facilities as of December 31, 2007 and 2006 were 6.95% and 7.73%, respectively. At December 31, 2007, $8.1 million in letters of credit were issued and outstanding and $117.0 million was outstanding under our revolving credit facility, leaving $49.9 million of availability at that date.

The Credit Agreement contains covenants normal and customary for lending facilities of this nature. The financial covenants include requirements to maintain certain thresholds for a fixed-charge coverage ratio, a consolidated leverage ratio, and a funded debt-to-capitalization ratio. As of December 31, 2007, we were in compliance with these financial covenants. The Credit Agreement also contains covenants that allow for, but limit, our ability to pay dividends, repurchase our common stock, and incur additional indebtednes.

In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under the Term Loan. The initial notional amount of the swap agreements totals $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the Term Loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable LIBOR margin, which was 200 basis points at December 31, 2007, over the term of the loan.

Ava, S.p.A., our European Fluids Systems and Engineering subsidiary (“Ava”) maintains its own credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. Advances under these short-term credit arrangements are typically based on a percentage of Ava’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was 6.10% at December 31, 2007. As of December 31, 2007, Ava had a total of $7.7 million outstanding under these facilities, including $0.4 million reported in long term debt. We do not provide a corporate guaranty of Ava’s debt.

Off-Balance Sheet Arrangements

In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $2.3 million and $1.0 million at December 31, 2007 and 2006, respectively. In addition, as of December 31, 2007 and 2006, we had established letters of credit in favor of our barite suppliers in the amount of $5.8 million and $0.5 million, respectively. We also established a letter of credit in favor of our Chief Executive Officer in 2006 in the amount of $3.0 million which was cancelled in 2007. This was entered into in accordance with his employment agreement dated March 22, 2006. As of December 31, 2007 and 2006, we had outstanding guarantee obligations totaling $7.4 million and $8.9 million, respectively, in connection with facility closure bonds and other performance bonds issued by insurance companies.

Other than normal operating leases for office and warehouse space, barges, rolling stock and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Contractual Obligations

A summary of our outstanding contractual and other obligations and commitments at December 31, 2007 is as follows:

	2008	2009-2010	2011-2012	Thereafter	Total
	(In thousands)

Long-term debt	$12,000	$20,000	$137,000	$—	$169,000
Capital leases	350	452			802
Foreign bank lines of credit	7,297	379	—	—	7,676
Operating leases	13,044	12,840	6,461	4,809	37,154
Trade accounts payable and accrued liabilities	89,536	—	—	—	89,536
Purchase commitments, not accrued	22,191	44,916	—	—	67,107
Other long-term liabilities	—	6,391	—	—	6,391
Performance bond obligations	7,394	—	—	—	7,394
Standby letter of credit commitments	8,060	—	—	—	8,060

Total contractual obligations	$159,872	$84,978	$143,461	$4,809	$393,120

We anticipate that the obligations and commitments listed above that are due in less than one year will be paid from operating cash flows. The specific timing of settlement for certain long-term obligations, including $0.8 million of liabilities recorded in accordance with Financial Accounting Standards Board Interpretation No. 48, can not be reasonably estimated.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, which requires us to make assumptions, estimates and judgments that affect the amounts and disclosures reported. Estimates used in preparing our consolidated financial statements include the following: allowances for product returns, allowances for doubtful accounts, reserves for inventory obsolescence, reserves for self-insured retentions under insurance programs, fair values used for goodwill impairment testing, undiscounted cash flows used for impairment testing of long-lived assets and valuation allowances for deferred tax assets. Note 1 to the consolidated financial statements contains the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

We believe the critical accounting policies described below affect our more significant judgments and estimates used in preparing our consolidated financial statements.

Allowance for Doubtful Accounts

Reserves for uncollectible accounts receivable are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable.

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

Allowance for Sales Returns

We maintain reserves for estimated customer returns of unused materials in our fluids systems and engineering segment. The reserves are established based upon historical customer return levels and estimated gross profit levels attributable to product sales.

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

Impairments of Long-lived Assets

We perform annual impairment testing of goodwill for each of our reporting units as of November 1, or more frequently if circumstances warrant. We determine impairment of goodwill by comparing the carrying amounts of our reporting units with fair values, which we estimate using a combination of a market multiple and discounted cash flow approach. If the carrying value exceeds the estimated fair value, an impairment charge is recorded in the period in which such review is performed. We identify our reporting units based on our analysis of several factors, including our operating segment structure, evaluation of the economic characteristics of our geographic regions within each of our operating segments, and the extent to which our business units share assets and other resources.

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

Insurance

We maintain reserves for estimated future payments associated with our self-insured employee healthcare programs, as well as the self-insured retention exposures under our general liability, auto liability and workers compensation insurance policies. Our reserves are determined based on historical cost experience under these programs, including estimated development of known claims under these programs and estimated incurred-but-not-reported claims.

Income Taxes

We have net deferred tax assets of $22.1 million at December 31, 2007. A valuation allowance must be established to offset a deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2007, we had recorded a valuation allowance of $14.1 million for state NOLs as well as various tax carryforwards. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period this determination was made.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. FIN 48 became effective for us in 2007. As a result of the January 1, 2007 implementation of FIN 48, we performed a comprehensive review of possible uncertain tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of FIN 48, we recognized a liability of $0.8 million resulting in a corresponding increase to the retained deficit balance at January 1, 2007.

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of applying SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact of applying SFAS 159’s elective fair value option on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, “Business Combinations” (“FAS 141(R)”). FAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will apply SFAS 141(R) prospectively to business combinations for which the acquisition date is after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.

Interest Rate Risk

Our policy is to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At December 31, 2007, we had total debt outstanding of $177.5 million, all of which is subject to variable rate terms.

In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR interest rate on our borrowings under our Term Loan. The initial notional amount of the swap agreements totals $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the Term Loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable LIBOR margin, which was 200 basis points at December 31, 2007, over the term of the loan.

The remaining $127.5 million of debt outstanding at December 31, 2007 bears interest at a floating rate. At December 31, 2007, the weighted average interest rate under our floating-rate debt was approximately 6.95%. A 200 basis point increase in market interest rates during 2008 would cause our annual interest expense to increase approximately $1.7 million, net of taxes, resulting in a $0.02 per diluted share reduction in annual earnings.

As of December 31, 2007, our Ava operation had a swap arrangement in which Ava received a floating rate from a bank and paid a rate which varied based on inflation. Under the terms of the swap, Ava receives an annual payment from the bank based on a Euro notional amount of $5.8 million times the Euribor rate in effect as of the end of the determination period, and pays an annual amount to the bank based on the notional amount times a rate which varies according to both the Euribor rate and the published inflation rate for the Euro area. This arrangement requires annual settlements and matures in February 2015. At December 31, 2007, the fair value of this arrangement represents a liability of approximately $0.7 million. In February 2008, we reached an agreement with the bank to terminate this agreement. The total cost of the termination settlement is not expected to exceed the liability recorded at December 31, 2007.

Foreign Currency

Our principal foreign operations are conducted in areas surrounding the Mediterranean Sea, Canada and Brazil. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate which include European euros, Canadian dollars and Brazilian reals. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments.

ITEM 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13(a)-15(f). Our internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, not absolute assurance with respect to the financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making its assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Control — Integrated Framework.” We concluded based on our evaluation, our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/  Paul L. Howes
Paul L. Howes
President, Chief Executive Officer

/s/  James E. Braun
James E. Braun
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Newpark Resources, Inc.

We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newpark Resources, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, and effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newpark Resources, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
March 6, 2008

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Newpark Resources, Inc.

We have audited Newpark Resources, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newpark Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Newpark Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Newpark Resources, Inc. and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 6, 2008

Newpark Resources, Inc.

Consolidated Balance Sheets
December 31,

	2007	2006
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$5,741	$12,736
Receivables, net	141,949	141,790
Inventories	120,202	107,778
Deferred tax asset	28,439	23,001
Prepaid expenses and other current assets	12,131	12,176
Assets of discontinued operations	86,628	19,880

Total current assets	395,090	317,361
Property, plant and equipment, net	159,094	152,207
Goodwill	62,616	54,624
Deferred tax asset, net	408	7,096
Other intangible assets, net	18,474	8,236
Other assets	6,097	7,440
Assets of discontinued operations	—	82,485

Total assets	$641,779	$629,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign bank lines of credit	$7,297	$10,938
Current maturities of long-term debt	11,565	4,058
Accounts payable	62,505	56,087
Accrued liabilities	20,367	21,439
Liabilities of discontinued operations	10,456	9,475

Total current liabilities	112,190	101,997
Long-term debt, less current portion	158,616	198,037
Deferred tax liability	5,923	—
Other noncurrent liabilities	4,386	4,344
Liabilities of discontinued operations	—	1,928

Total liabilities	281,115	306,306
Common Stock, $0.01 par value, 100,000,000 shares authorized 90,215,715 and 89,675,292 shares issued and outstanding, respectively	902	897
Paid-in capital	450,319	444,763
Accumulated other comprehensive income	13,988	7,940
Retained deficit	(104,545)	(130,457)

Total stockholders’ equity	360,664	323,143

Total Liabilities and Stockholders’ Equity	$641,779	$629,449

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Operations
Year Ended December 31,

	2007	2006	2005
	(In thousands, except share and
	per share data)

Revenues	$612,764	$581,908	$476,672
Cost of revenues	533,929	500,062	423,467

	78,835	81,846	53,205
General and administrative expenses	22,923	20,022	9,546

Operating income	55,912	61,824	43,659
Foreign currency exchange (gain) loss	(1,083)	367	(551)
Interest expense, net	20,251	19,546	15,965

Income from continuing operations before income taxes	36,744	41,911	28,245
Provision for income taxes	11,700	13,851	9,136

Income from continuing operations	25,044	28,060	19,109
Income (loss) from discontinued operations, net of tax	3,231	(60,341)	3,672
Loss from disposal of discontinued operations, net of taxes	(1,613)	—	—

Net income (loss)	26,662	(32,281)	22,781
Less: Preferred stock dividends and accretion	—	—	509

Net income (loss) applicable to common shares	$26,662	$(32,281)	$22,272

Basic weighted average common shares outstanding	90,015	89,333	85,950
Diluted weighted average common shares outstanding	90,527	89,871	86,454
Income (loss) per common share (basic and diluted):
Income from continuing operations	$0.28	$0.31	$0.22
Income (loss) from discontinued operations	0.01	(0.67)	0.04

Net income (loss) per common share	$0.29	$(0.36)	$0.26

Newpark Resources, Inc.

Consolidated Statements of Comprehensive Income (Loss)
Year Ended December 31,

	2007	2006	2005
	(In thousands)

Net income (loss)	$26,662	$(32,281)	$22,781
Changes in interest rate swap and cap (net of tax of $129)	240	(240)	—
Foreign currency translation adjustments	(5,808)	564	(583)

Comprehensive income (loss)	$32,710	$(31,957)	$22,198

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Stockholders’ Equity
Year Ended December 31,

					Accumulated
				Unearned	Other
	Preferred	Common	Paid-In	Restricted	Comprehensive	Retained
	Stock	Stock	Capital	Stock	Income	Deficit	Total
	(In thousands)

Balance at December 31, 2004	$20,000	$840	$411,537	$(472)	$8,199	$(120,448)	$319,656
Employee stock options and ESPP	—	10	5,189	—	—	—	5,199
Stock option compensation expense	—	—	203	—	—	—	203
Income tax effect, net, of employee stock options	—	—	(393)	—	—	—	(393)
Amortization of restricted stock	—	—	—	237	—	—	237
Foreign currency translation	—	—	—	—	(583)	—	(583)
Preferred stock dividends	—	—	134	—	—	(509)	(375)
Conversion of Series C preferred stock	(20,000)	34	19,966	—	—	—	—
Net income	—	—	—	—	—	22,781	22,781

Balance at December 31, 2005	—	884	436,636	(235)	7,616	(98,176)	346,725
Employee stock options and ESPP	—	11	5,611	—	—	—	5,622
Stock-based compensation expense	—	—	2,000	—	—	—	2,000
Reclass due to implementation of FAS 123(R)	—	—	66	235	—	—	301
Income tax effect, net, of employee stock options	—	—	452	—	—	—	452
Cashless exercise of Series A warrants	—	2	(2)	—	—	—	—
Changes in fair value of interest rate swap and cap (net of tax)	—	—	—	—	(240)	—	(240)
Foreign currency translation	—	—	—	—	564	—	564
Net loss	—	—	—	—	—	(32,281)	(32,281)

Balance at December 31, 2006	—	897	444,763	—	7,940	(130,457)	323,143
Employee stock options and ESPP	—	4	2,239	—	—	—	2,243
Stock-based compensation expense	—	—	3,434	—	—	—	3,434
Vesting of restricted stock		1	(1)				—
Income tax effect, net, of employee stock option activity	—	—	(116)	—	—	—	(116)
Changes in fair value of interest rate swap and cap (net of tax)	—	—	—	—	240	—	240
Foreign currency translation	—	—	—	—	5,808	—	5,804
Adoption of FIN 48	—	—	—	—	—	(750)	(750)
Net income	—	—	—	—	—	26,662	26,662

Balance at December 31, 2007	$—	$902	$450,319	$—	$13,988	$(104,545)	$360,664

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Cash Flows
Year Ended December 31,

	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$26,662	$(32,281)	$22,781
Adjustments to reconcile net (loss) income to net cash provided by operations:
Net (income) loss from discontinued operations	(3,231)	60,341	(3,672)
Net loss on disposal of discontinued operations	1,613	—	—
Depreciation and amortization	19,285	20,612	19,540
Stock-based compensation expense	3,434	2,000	741
Provision for deferred income taxes	7,983	6,124	8,550
Provision for doubtful accounts	1,282	1,693	818
Loss (gain) on sale of assets	30	(863)	(1,383)
Change in assets and liabilities:
Decrease (increase) in receivables	4,038	(13,250)	(42,735)
Increase in inventories	(12,762)	(21,017)	(5,704)
Decrease (increase) in other assets	2,298	(6,262)	(4,225)
Increase (decrease) in accounts payable	4,945	(3,895)	9,760
(Decrease) increase in accrued liabilities and other	(5,070)	7,370	14,899

Net operating activities of continuing operations	50,507	20,572	19,370
Net operating activities of discontinued operations	17,681	6,231	10,175

Net cash provided by operating activities	68,188	26,803	29,545

Cash flows from investing activities:
Capital expenditures	(17,036)	(25,790)	(28,731)
Proceeds from sale of property, plant and equipment	986	2,622	1,471
Insurance proceeds from property, plant and equipment claim	—	3,471	1,365
Business acquisitions	(23,203)	—	(881)

Net investing activities of continuing operations	(39,253)	(19,697)	(26,776)
Net investing activities of discontinued operations	(1,039)	(10,601)	(7,053)

Net cash used in investing activities	(40,292)	(30,298)	(33,829)

Cash flows from financing activities:
Net borrowings on lines of credit	67,369	10,858	8,969
Principal payments on notes payable and long-term debt	(155,026)	(157,796)	(14,227)
Long-term borrowings	50,000	150,132	4,664
Proceeds from exercise of stock options and ESPP	2,243	5,622	5,199
Excess tax benefit from exercise of stock options	—	644	427
Preferred stock dividends paid in cash	—	—	(375)

Net financing activities of continuing operations	(35,414)	9,460	4,657
Net financing activities of discontinued operations	(235)	(887)	985

Net cash (used in) provided by financing activities	(35,649)	8,573	5,642

Effect of exchange rate changes	758	314	(371)

Net (decrease) increase in cash and cash equivalents	(6,995)	5,392	987
Cash and cash equivalents at beginning of year	12,736	7,344	6,357

Cash and cash equivalents at end of year	$5,741	$12,736	$7,344

Cash paid for:
Income taxes (net of refunds)	$6,785	$3,846	$2,537
Interest	$17,905	$19,040	$16,493

See Accompanying Notes to Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization and Principles of Consolidation.  Newpark Resources, Inc., a Delaware corporation, provides integrated fluids management and well site preparation products and services to the oil and gas exploration and production (“E&P”) industry, principally in the U.S. Gulf Coast, West Texas, the U.S. mid-continent, the U.S. Rocky Mountains, Canada, Mexico, Brazil and areas of Europe and North Africa surrounding the Mediterranean Sea. The consolidated financial statements include our company and our wholly-owned subsidiaries (“we,” “our” or “us”). All material intercompany transactions are eliminated in consolidation. We have reclassified certain items previously reported to conform with the presentation at December 31, 2007. These reclassifications primarily relate to discontinued operations, as described in Note 2.

Use of Estimates and Market Risks.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in preparing our consolidated financial statements include, but are not limited to, the following: allowances for product returns, allowances for doubtful accounts, reserves for inventory obsolescence, reserves for self-insured retentions under insurance programs, fair values used for goodwill impairment testing, undiscounted cash flows used for impairment testing of long-lived assets and valuation allowances for deferred tax assets.

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

Allowance for Doubtful Accounts.  Reserves for uncollectible accounts receivable are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable.

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

Allowance for Sales Returns.  We maintain reserves for estimated customer returns of unused materials in our fluids systems and engineering segment. The reserves are established based upon historical customer return levels and estimated gross profit levels attributable to product sales.

Inventories.  Inventories are stated at the lower of cost (principally average and first-in, first-out) or market. Certain conversion costs associated with the acquisition, production and blending of inventory in our Fluids Systems and Engineering segment are capitalized as a component of the carrying value of the inventory and expensed as a component of cost of revenues as the products are sold. Reserves for inventory obsolescence are determined based on fair value of the inventory using factors such as our historical usage of inventory on-hand, future expectations related to our customers needs, market conditions and the development of new products. Due to the types of inventory that we carry, obsolescence is generally immaterial.

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

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For financial reporting purposes, except as described below, depreciation is provided on property, plant and equipment, including assets held under capital leases, by utilizing the straight-line method over the following estimated useful service lives:

Computers, autos and light trucks	2-5 years
Wooden mats	3-5 years
Composite mats	7-15 years
Tractors and trailers	10-15 years
Machinery and heavy equipment	5-15 years
Owned buildings	20-35 years
Leasehold improvements	lease term, including all renewal options

Depreciation expense was $18.1 million, $19.0 million and $17.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We compute the provision for depreciation on certain of our barite grinding mills using the unit-of-production method. In applying this method, we have considered certain factors which affect the expected production units (lives) of these assets. These factors include obsolescence, periods of non-use for normal maintenance and economic slowdowns.

Goodwill and Other Intangible Assets.  Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net identifiable assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the asset are realized. Any period costs of maintaining intangible assets are expensed as incurred.

Impairment of Long-Lived Assets.  We perform annual impairment testing of goodwill for each of our reporting units as of November 1, or more frequently if circumstances warrant. We determine impairment of goodwill by comparing the carrying amounts of our reporting units with fair values, which we estimate using a combination of a market multiple and discounted cash flow approach. If the carrying value exceeds the estimated fair value, an impairment charge is recorded in the period in which such review is performed. We identify our reporting units based on our analysis of several factors, including our operating segment structure, evaluation of the economic characteristics of our geographic regions within each of our operating segments, and the extent to which our business units share assets and other resources.

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

Insurance.  We maintain reserves for estimated future payments associated with our self-insured employee healthcare programs, as well as the self-insured retention exposures under our general liability, auto liability and workers compensation insurance policies. Our reserves are determined based on historical cost experience under these programs, including estimated development of known claims under these programs and estimated incurred-but-not-reported claims.

Revenue Recognition.  The Fluids Systems and Engineering segment recognizes sack and bulk material additive revenues upon shipment of materials and passage of title. Formulated liquid systems revenues are recognized when utilized or lost downhole while drilling. An allowance for product returns is maintained, reflecting

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated future customer product returns. Engineering and related services are provided to customers at agreed upon hourly or daily rates, and revenues are recognized when the services are performed.

For the Mats and Integrated Services segment, revenues for sales of wooden or composite mats are recognized when title passes to the customer, which is upon shipment or delivery, depending upon the terms of the underlying sales contract.

Revenues in the Mats and Integrated Services segment are generated from both fixed price and unit-priced contracts, which are short-term in duration. The activities under these contracts include site preparation, pit design, construction and drilling waste management, and installation and rental of composite or wooden mat systems during an initial period. This initial period, which is generally 60 days, includes revenues and costs for site preparation, installation and use of mat systems. Revenues from services provided under these contracts are recorded as specified services are completed. Revenues from the rental of mat systems are recognized evenly over the initial contract period and any subsequent renewals.

Shipping and handling costs are reflected in cost of revenues, and all reimbursements by customers of shipping and handling costs are included in revenues.

Income Taxes.  We provide for deferred taxes using an asset and liability approach by measuring deferred tax assets and liabilities due to temporary differences existing at year end using currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. FIN 48 became effective for fiscal years beginning after December 15, 2006. As a result of the January 1, 2007 implementation of FIN 48, we performed a comprehensive review of possible uncertain tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of FIN 48, we recognized a liability of $0.8 million resulting in a corresponding increase to the retained deficit balance at January 1, 2007.

Stock-Based Compensation.  Effective January 1, 2006, we recognized stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123(R) “Share-Based Payment,” (“SFAS 123(R)”) using a modified prospective method of application. SFAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. We use the Black-Scholes option-pricing model for measuring the fair value of stock options granted. Under the provisions of SFAS 123(R) and using the modified prospective application method, we recognize stock-based compensation based on the grant date fair value, net of an estimated forfeiture rate, for all share-based awards granted after December 31, 2005, and granted prior to, but not yet vested as of December 31, 2005, on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. Under the modified prospective application, the results of prior periods were not restated.

Foreign Currency Transactions.  The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries maintain their accounting records in the respective local currency. These currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected in “accumulated other comprehensive income,” a component of stockholders’ equity. Foreign currency transaction gains (losses), if any, are credited or

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charged to income. We recorded a net transaction gain (loss) totaling $1.1 million, ($0.4) million, and $0.6 million in 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, cumulative foreign currency translation gains, net of tax, related to foreign subsidiaries reflected in stockholders’ equity amounted to $13.8 million and $8.0 million, respectively.

Derivative Financial Instruments.  We monitor our exposure to various business risks including interest rates and foreign currency exchange rates and occasionally use derivative financial instruments to manage the impact of certain of these risks. At the inception of a new derivative, we designate the derivative as a cash flow or fair value hedge or we determine the derivative to be undesignated as a hedging instrument based on the underlying facts. See Note 14 for further information regarding our derivative financial instruments.

New Accounting Standards.  In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of applying SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact of applying SFAS 159’s elective fair value option on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will apply SFAS 141(R) prospectively to business combinations for which the acquisition date is after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Discontinued Operations

During October 2007, we entered into a definitive agreement to sell our U.S. Environmental Services business for $81.5 million in cash, and potentially an additional $8 million under the terms of the five-year earn out provision. The sale is expected to close during the second quarter of 2008 subject to customary closing requirements. In conjunction with this action, we exited certain Environmental Services activities in the Canadian market during the third quarter of 2007, which resulted in charges of $1.5 million. As a result of these developments, we reclassified all assets, liabilities and results of our U.S. and Canadian Environmental Services operations to discontinued operations for all periods presented.

During the third quarter of 2007, we completed the sale of a sawmill facility that historically supplied wood products to third parties and provided wooden mat materials for our Mats and Integrated Services segment. As a result of this sale, we recorded a loss from disposal of discontinued operations of $3.2 million ($1.6 million after-tax).

During 2006, we shut down the operations of Newpark Environmental Water Solutions, (“NEWS”), and disposed of certain assets related to this operation along with the disposal and water treatment operations in Wyoming which existed prior to the start up of NEWS. Operations ceased at these facilities during the fourth quarter of 2006 (except as required to maintain permits), and all remaining assets of these businesses are held for sale.

During the year ended December 31, 2006, discontinued operations generated a pre-tax loss of $86.9 million ($60.3 million after-tax). The Environmental Services business generated a $65.3 million loss during the period, including a $72.6 million impairment of goodwill and other long-lived assets, while the NEWS business generated a $20.5 million pre-tax loss including a $17.8 million impairment associated with the shut down of this business. The sawmill facility also generated a $1.1 million operating loss during this period.

During the year ended December 31, 2007, discontinued operations generated pre-tax operating income of $6.4 million ($3.2 million after-tax). The Environmental Services business generated $8.9 million of pre-tax income, which includes $10.5 million of earnings from the U.S. operation, offset by a $1.6 million loss resulting from impairments and other exit costs in the Canadian operation. This income was partially offset by operating losses of $0.8 million from the sawmill facility prior to its August 2007 sale and $1.7 million of losses from the exited NEWS business.

We reclassified all assets, liabilities and the results of operations for the above businesses to discontinued operations for all periods presented. Summarized results of operations from discontinued operations are as follows:

	Year-Ended December 31,
	2007	2006	2005
	(In thousands)

Revenues	$75,780	$87,623	$78,346
Income (loss) from discontinued operations before income taxes	6,413	(86,861)	5,846
Income (loss) from discontinued operations, net of tax	3,231	(60,341)	3,672
Loss from disposal of discontinued operations, before tax	(3,200)	—	—
Loss from disposal of discontinued operations, net of tax	(1,613)	—	—

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities of discontinued operations as of December 31, 2007 and December 31, 2006 are as follows:

	December 31,
	2007	2006
	(In thousands)

Receivables, net	$10,599	$14,732
Inventories	341	3,962
Other current assets	1,002	1,186
Property, plant and equipment	69,175	75,811
Other assets	5,511	6,674

Assets of discontinued operations	$86,628	$102,365

Accounts payable	$6,165	$7,228
Other Accrued liabilities	1,587	2,386
Deferred tax liability	2,704	1,789

Liabilities of discontinued operations	$10,456	$11,403

3.	Acquisitions

In August 2007, we completed the acquisition of substantially all of the assets and operations of SEM Construction Company (“SEM”), headquartered in Grand Junction, Colorado. SEM is a full-service well site construction company engaged in construction, reclamation, maintenance, and general rig work for the oil and gas industry at drilling locations throughout Western Colorado. SEM is reported within the Mats and Integrated Services segment and generated revenues of $5.2 million and operating income of $0.5 million during 2007.

Total cash consideration paid was $21.3 million which was funded by borrowing on our revolving credit facility. The final purchase price is subject to adjustment for actual working capital conveyed at closing, for which $0.3 million is expected to be paid by us during the first quarter of 2008.

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

(In thousands)

Receivables, net	$2,093
Property, plant and equipment	4,800
Goodwill	4,576
Employment and non-compete agreements (4.5 year life)	1,914
Customer relationships (10.6 year life)	8,294

Total	$21,677

We are accounting for this acquisition using the purchase method of accounting and have established acquired asset values using a third party valuation firm. While the purchase price allocation has been completed, the initial allocation of the purchase price is subject to change for a period of one year following the acquisition.

During the year, we made two additional acquisitions that were immaterial and not included in table above. Total cash paid for these acquisitions was $1.5 million.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill, Other Intangibles and Impairments of Long-Lived Assets

Changes in the carrying amount of goodwill by reportable segment are as follows:

		Mats and
	Fluids Systems	Integrated
	& Engineering	Services	Total
	(In thousands)

Balance at January 1, 2005	$44,576	$9,911	$54,487
Effects of foreign currency	(728)	—	(728)

Balance at December 31, 2005	43,848	9,911	53,759
Effects of foreign currency	865	—	865

Balance at December 31, 2006	44,713	9,911	54,624
Acquisitions	884	4,576	5,460
Effects of foreign currency	2,532	—	2,532

Balance at December 31, 2007	$48,129	$14,487	$62,616

Acquisitions in 2007 include $4.6 million associated with the acquisition of SEM. The $0.9 million acquisition in Fluids Systems & Engineering relates to our purchase of a minority ownership in our subsidiary in Brazil.

Other Intangible Assets.  Other intangible assets consist of the following:

	December 31, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
	(In thousands)

Technology related	$10,961	$(5,798)	$5,163	$11,080	$(5,514)	$5,566
Customer related	10,757	(978)	9,779	1,221	(488)	733
Employment related	2,554	(622)	1,932	640	(160)	480

Total amortizing intangible assets	24,272	(7,398)	16,874	12,941	(6,162)	6,779

Contract related	660	—	660	601	—	601
Marketing related	940	—	940	856	—	856

Total non-amortizing intangible assets	1,600	—	1,600	1,457	—	1,457

Total intangible assets	$25,872	$(7,398)	$18,474	$14,398	$(6,162)	$8,236

During 2007, we recorded $8.3 million in customer related intangible assets and $1.9 million in employment related intangible assets associated with the SEM acquisition.

Total amortization expense for the years ended December 31, 2007, 2006 and 2005 related to other intangible assets was $1.2 million, $1.0 million, and $2.1 million, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expense for the years ended December 31 is as follows (in thousands):

2008	$3,559
2009	2,890
2010	2,595
2011	2,051
2012	1,507
Thereafter	4,272

Total	$16,874

5.	Inventories

Inventories consisted of the following items at December 31:

	2007	2006
	(In thousands)

Finished goods-composite mats	$4,320	$14,458
Raw Materials and components:
Drilling fluids raw material and components	110,173	89,240
Supplies and other	5,709	4,080

Total raw materials and components	115,882	93,320

Total	$120,202	$107,778

6.	Property, Plant and Equipment

Our investment in property, plant and equipment consisted of the following at December 31:

	2007	2006
	(In thousands)

Land	$6,218	$5,469
Buildings and improvements	28,767	28,746
Machinery and equipment	173,502	154,301
Construction in progress	2,247	6,170
Mats	55,095	53,370
Other	5,028	3,432

	270,857	251,488
Less accumulated depreciation	(111,763)	(99,281)

Property, plant and equipment, net	$159,094	$152,207

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Financing Arrangements

Financing arrangements consisted of the following at December 31, 2007 and 2006:

	2007	2006
	(In thousands)

Term credit facility	$50,000	$149,625
Revolving credit facility	117,000	44,825
Foreign bank lines of credit	7,676	11,348
Other	2,802	7,235

Total	$177,478	$213,033
Less: current portion	(18,862)	(14,996)

Long-term portion	$158,616	$198,037

In December 2007, we entered into a $225.0 million Amended and Restated Credit Agreement (“Credit Agreement”) with a five-year term, expiring in December 2012. The proceeds from the Credit Agreement were used to repay in full the outstanding principal balances and accrued interest under both the Term Credit and Revolving Credit Facilities, both of which were executed during 2006. The Credit Agreement consists of a $175.0 million Revolving Credit Facility along with a $50.0 million Term Loan, which is to be repaid through annual principal repayments of $10.0 million beginning in December 2008. There are no prepayment penalties should we decide to repay the Term Loan in part or in full prior to the scheduled amortization and maturity date. In connection with the Credit Agreement, we capitalized $1.7 million related to loan origination costs.

The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries have also been pledged as collateral.

The Company can elect to borrow under the Credit Agreement at an interest rate either based on the Prime Rate plus a margin ranging from 0 to 100 basis points or at LIBOR plus a margin ranging from 150 to 250 basis points, both of which margins vary depending on the Company’s leverage. As of December 31, 2007, $150.0 million of the outstanding principal is bearing interest at LIBOR plus 200 basis points, or 6.87%, while the remaining $17.0 million outstanding principal is bearing interest at Prime Rate plus 50 basis points, or 7.75%. The weighted average interest rates on the outstanding balances under the credit facilities as of December 31, 2007 and 2006 were 6.95% and 7.73%, respectively. At December 31, 2007, $8.1 million in letters of credit were issued and outstanding and $117.0 million was outstanding under the Revolving Credit Facility, leaving $49.9 million of availability at that date.

The Credit Agreement contains covenants normal and customary for lending facilities of this nature. The financial covenants include requirements to maintain certain thresholds for a fixed-charge coverage ratio, a consolidated leverage ratio, and a funded debt-to-capitalization ratio. As of December 31, 2007, we were in compliance with these financial covenants. The Credit Agreement also contains covenants that allow for, but limit, our ability to pay dividends, repurchase our common stock, and incur additional indebtednes.

In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under the Term Loan. The initial notional amount of the swap agreements totals $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the Term Loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable LIBOR margin, which was 200 basis points at December 31, 2007, over the term of the loan.

Ava, S.p.A., our European Fluids Systems and Engineering subsidiary (“Ava”) maintains its own credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. Advances under these short-term credit arrangements are typically based on a percentage of Ava’s accounts

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was 6.10% at December 31, 2007. As of December 31, 2007, Ava had a total of $7.7 million outstanding under these facilities, including $0.4 million reported in long term debt. We do not provide a corporate guaranty of Ava’s debt.

During 2005, we entered into a secured financing facility which provided up to $8 million in financing for wooden mat additions. At December 31, 2007, there was $1.5 million outstanding under this facility, with an effective interest rate at that time of 8.68%.

For the years ended December 31, 2007, 2006, and 2005, we incurred net interest expense of $20.3 million, $19.6 million, and $16.0 million, respectively. During the years ended December 31, 2007, 2006 and 2005, $0.1 million, $0.5 million and $0.8 million was capitalized, respectively, on qualifying construction projects.

Scheduled maturities of all long-term debt are as follows:

(In thousands)

2008	$19,647
2009	10,723
2010	10,108
2011	10,000
2012	127,000

Total	$177,478

8.	Income Taxes

The provision for income taxes charged to continuing operations was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Current tax expense :
U.S. Federal	$447	$667	$411
State	2,439	746	281
Foreign	3,062	2,531	620

Total current	5,948	3,944	1,312
Deferred tax expense (benefit):
U.S. Federal	7,152	9,458	7,696
State	(733)	62	(96)
Foreign	(667)	387	224

Total deferred	5,752	9,907	7,824

Total provision	$11,700	$13,851	$9,136

The total provision (benefit) was allocated to the following component of income (loss):

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Income from continuing operations	$11,700	$13,851	$9,136
Income (loss) from discontinued operations	1,595	(26,520)	2,174

Total provision (benefit)	$13,295	$(12,669)	$11,310

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income from continuing operations before income taxes was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

U.S.	$24,516	$31,276	$24,484
Foreign	12,228	10,635	3,761

Income from continuing operations before income taxes	$36,744	$41,911	$28,245

The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
	2007	2006	2005

Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	2.9%	4.2%	2.8%
Different rates on (losses) earnings of foreign operations	(4.2)%	(0.9)%	0.7%
Tax exempt foreign earnings due to tax holidays	(0.8)%	(2.9)%	—
State tax expense, net	2.5%	1.3%	0.7%
Deferred taxes no longer required	—	—	(2.2)%
Other	(3.6)%	(3.6)%	(4.7)%

Total income tax expense	31.8%	33.1%	32.3%

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)

Deferred tax assets:
Net operating losses	$47,287	$53,283
Accruals not currently deductible	4,088	3,657
Bad debts	1,329	837
Alternative minimum tax credits	3,606	3,091
Foreign tax credits	1,642	1,635
Other	2,092	2,656

Total deferred tax assets	60,044	65,159
Valuation allowance	(14,064)	(12,566)

Total deferred tax assets, net of allowances	45,980	52,593
Deferred tax liabilities:
Accelerated depreciation and amortization	20,852	21,480
Other	3,015	1,016

Total deferred tax liabilities	23,867	22,496

Total net deferred tax assets	$22,113	$30,097

Current portion of deferred tax assets	$28,439	$23,001
Non current portion of deferred tax assets	408	7,096
Current portion of deferred tax liabilities	(811)	—
Non current portion of deferred tax liabilities	(5,923)	—

Net deferred tax assets	$22,113	$30,097

For U.S. federal income tax purposes, we have net operating loss carryforwards (“NOLs”) of approximately $90.1 million that, if not used, will expire in 2019 through 2023. We also have approximately $3.6 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. Additionally, for state income tax purposes, we have NOLs of approximately $256 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in year 2008 through 2027.

At December 31, 2007, we have recognized a net deferred tax asset of $22.1 million. The realization of this deferred tax asset is dependent on our ability to generate taxable income in future periods. The Company has cumulative income in recent years and we believe that our estimate of our ability to generate future earnings based on our present operations and the current market outlook supports recognition of this amount. A valuation allowance must be established to offset a deferred tax asset if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2007 and December 31, 2006, we have recorded a valuation allowance in the amount of $14.1 million and $12.6 million, respectively. The increase in the valuation allowance was primarily due to additional state NOLs.

In 2005, the valuation allowance increased $1.5 million, net due to an increase of $0.6 million for 65% of the foreign tax credits generated during 2005 and an increase of $0.9 million for an adjustment to state tax NOLs.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unremitted foreign earnings permanently reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $24.0 million and $10.9 million at December 31, 2007 and 2006, respectively. We have the ability and intent to leave these foreign earnings permanently reinvested abroad.

We operate in a foreign tax jurisdiction which has granted tax holidays, one of which terminates on December 31, 2007 and the other on December 31, 2009. The current tax benefit in 2007 and 2006 attributable to these holidays was $0.9 million, or $.01 per share and $1.2 million, or $0.01 per share, respectively.

The Company files an income tax return in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign income tax examinations for years prior to 1998. Currently, our U.S. federal tax filings are under examination for the year 2003, however, no audit adjustments have been proposed.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recognized approximately a $0.8 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 balance of retained deficit. There were no tax reserves recorded at December 31, 2006. During 2007, no additional adjustments to the liability were recorded.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no amount for the payment of interest and penalties accrued during the years ended December 31, 2007 and 2006.

9.	Capital Stock

Common stock

Changes in outstanding Common Stock for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(In thousands of shares)

Outstanding, beginning of year	89,675	88,436	84,021
Shares issued upon conversion of preferred stock	—	—	3,396
Shares issued upon exercise of options	375	974	935
Shares issued under employee stock purchase plan	48	61	61
Shares issued for preferred stock dividends	—	—	23
Shares issued upon vesting of time-restricted shares	117	—	—
Shares issued upon cashless exercise of Series A warrants	—	204	—

Outstanding, end of year	90,215	89,675	88,436

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred stock and Warrant

We have been authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value. Changes in outstanding preferred stock were as follows:

	Year Ended December 31, 2005
	Shares	$
	(Dollars in thousands, except per share amounts)

Outstanding at the beginning of the year	80,000	$20,000
Shares converted to common stock	(80,000)	(20,000)

Outstanding at the end of the year	—	$—

Weighted-average conversion price per share		$5.89

There was no outstanding preferred stock at December 31, 2007 or 2006.

On June 1, 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our Common Stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. Prior to 2006, all outstanding shares of the Series B Preferred Stock were converted to Common Stock. The Series B Warrant was originally issued with a seven year life, expiring June 1, 2007. This warrant contains certain registration provisions, which, if not met, reduce the exercise price of the warrants by 2.5%, compounding annually, and extending the term of the warrant. As of December 31, 2007, the Series B Warrant, as adjusted for certain anti-dilution provisions, remains outstanding and provides for the right to purchase up to 1,928,972 shares of our Common Stock at an exercise price of $9.43. We are currently not in compliance with the registration provisions and do not currently expect to establish an effective registration of this warrant until mid-2008. Upon completion of the registration, the remaining life of the warrant will be approximately 16 months.

On December 28, 2000, we completed the sale of 120,000 shares of Series C Convertible Preferred Stock, $0.01 par value per share (the “Series C Preferred Stock”). There were no redemption features to the Series C Preferred Stock. The aggregate purchase price for this instrument was $30.0 million. Prior to 2006, all outstanding shares of the Series C Convertible Preferred Stock were converted to Common Stock.

Cumulative dividends were payable on the Series B and Series C Preferred Stock quarterly in arrears. The dividend rate was 4.5% per annum, based on the stated value of $250 per share of Series B and Series C Preferred Stock. Dividends payable on the Series B and Series C Preferred Stock could be paid at our option either in cash or by issuing shares of our Common Stock that had been registered under the Securities Act. The number of shares of our Common Stock issued as dividends was determined by dividing the cash amount of the dividend otherwise payable by the market value of the Common Stock determined in accordance with the provisions of the certificate relating to the Series B and Series C Preferred Stock. In 2005, dividends were paid in cash and in the form of common stock.

On April 16, 1999, we issued a warrant (the “Series A Warrant”) to purchase up to 2,400,000 shares of our Common Stock at an exercise price of $8.50 per share, subject to anti-dilution adjustments valued at $2.2 million. In February 2006, the holder of the Series A Warrant elected to execute a cashless exercise of its right to purchase 2,862,580 shares, the number of shares then exercisable under the Series A Warrant as adjusted for anti-dilution provisions, in exchange for 203,934 shares of our Common Stock valued at $9.15 at the time of exercise.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share and share data)

Net income (loss)	$26,662	$(32,281)	$22,781
Less: Preferred stock dividends and accretion	—	—	509

Income (loss) applicable to common and common equivalent shares	$26,662	$(32,281)	$22,272

Weighted average number of common	90,015	89,333	85,950
Add: Net effect of dilutive stock options and warrants	512	538	504

Adjusted weighted average number of common shares outstanding	90,527	89,871	86,454

Income (loss) applicable to common and common equivalent shares:
Basic	$0.29	$(0.36)	$0.26

Diluted	$0.29	$(0.36)	$0.26

Stock options and warrants excluded from calculation of diluted earnings per share because anti-dilutive for the period	4,069	4,531	5,772

For the year ended December 31, 2005, the net effects of the assumed conversion of preferred stock were excluded from the computation of diluted income per share because the effects were anti-dilutive.

11.	Stock Based Compensation and Other Benefit Plans

At December 31, 2007, we had several stock-based employee compensation plans as described below. Our policy is to issue new shares for exercises of stock options and vesting of nonvested stock awards.

2006 Equity Incentive Plan

In December 2006, our stockholders approved the 2006 Equity Incentive Plan ( “2006 Plan”), pursuant to which the Compensation Committee of our Board of Directors may grant to key employees, including executive officers and other corporate and divisional officers, a variety of forms of equity-based compensation, including options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards, and performance-based awards. The maximum number of shares of common stock issuable under the 2006 Plan is 2,000,000. Under the 2006 Plan, the annual maximum number of shares that may be covered by stock options and stock appreciation rights (in the aggregate) granted to any single participant is 200,000, and the annual maximum number of shares that may be covered by all other awards (in the aggregate) to any single participant is 100,000. The Compensation Committee has complete authority, subject to the express provisions of the 2006 Plan, to approve the employees to be granted awards, to determine the number of stock options or other awards to be granted, to set the terms and conditions of the awards, to remove or adjust any restrictions and conditions upon those awards, and to adopt rules and regulations, and to make all other determinations deemed necessary or desirable for the administration of the 2006 Plan. During the year ended December 31, 2007, 979,500 stock options were granted under the 2006 Plan. The terms of the award agreement provide for equal vesting over a three-year period and a term of ten years. The price of each stock option granted was equal to fair market value on the date of grant. Additionally, a grant of 223,500 restricted stock awards were made

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under this plan which become payable share-for-share in Common Stock subject to meeting certain performance criteria over a three year measurement period. At December 31, 2007, 722,000 shares were available for award under the 2006 Plan.

Prior to approval of the 2006 Plan, stock options were granted under the 1995 Incentive Stock Option Plan (“1995 Plan”). The terms of options granted under the 1995 Plan generally provided for equal vesting over a three-year period and a term of seven years. After November 1, 2005, no options were able to be granted under the 1995 Plan, but unexpired options granted before that date continue in effect in accordance with their terms until they are exercised or expire.

2004 Non-Employee Directors’ Incentive Compensation Plan

In June 2004, our stockholders approved the 2004 Non-Employee Directors’ Stock Option Plan (“2004 Plan”). Under the 2004 Plan, each new non-employee director, on the date of his or her election to the Board of Directors (whether elected by the stockholders or the Board of Directors), automatically is granted a stock option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Twenty percent of those option shares become exercisable on each of the first through the fifth anniversaries of the date of grant. The 2004 Plan also provides for the automatic additional grant to each non-employee director of stock options to purchase 10,000 shares of common stock each time the non-employee director is re-elected to the Board of Directors. One-third of those option shares granted at re-election become exercisable on each of the first through the third anniversaries of the date of grant. The term of options granted under the 2004 Plan is 10 years. Non-employee directors are not eligible to participate in any other stock option or similar plans currently maintained by us. During 2007, stockholders approved the amended and restated 2004 Plan (renamed the 2004 Non-Employee Directors’ Incentive Compensation Plan) which authorizes grants of restricted stock to non-employee directors instead of stock options. During the year ended December 31, 2007, non-employee directors each received a grant of 10,000 shares of restricted Common Stock reflecting a total of 60,000 shares, which vest in full on the first anniversary of the grant date. At December 31, 2007, 710,000 shares were available for award under the amended 2004 Plan.

2003 Long-Term Incentive Plan

Our stockholders approved the 2003 Long Term Incentive Plan (the “2003 Plan”) in June 2003. Under the 2003 Plan, awards of share equivalents are made at the beginning of overlapping three-year performance periods. These awards vest and become payable in our common stock if certain performance criteria are met over the three-year performance period. During the year ended December 31, 2007, awards of 195,000 share equivalents were made under the 2003 Plan.

Subject to adjustment upon a stock split, stock dividend or other recapitalization event, the maximum number of shares of common stock that may be issued under the 2003 Plan is 1,000,000. The common stock issued under the 2003 Plan will be from authorized but un-issued shares of our common stock, although shares re-acquired due to a forfeiture or any other reason may be re-issued under the 2003 Plan. The maximum number of shares of common stock that may be granted to any one eligible employee during any calendar year is 50,000. At December 31, 2007, 139,167 shares were available for award under the 2003 Plan.

The Compensation Committee may use various business criteria to set the performance objectives for awards under the 2003 Plan. For awards made during 2006 and 2007, the Compensation Committee determined that our cumulative earnings per share for the three-year performance period ending December 31, 2008 and December 31, 2009, respectively are the performance criterion for vesting in the award shares. For awards made during 2005 the Compensation Committee determined that the performance criterion applicable to 50% of the award shares is our annualized total stockholder return compared to our peers in the PHLX Oil Service Sectorsm (OSXsm) industry group index published by the Philadelphia Stock Exchange. The criterion applicable to the remaining 50% of the 2005 award shares is our average return on equity over the three-year period. Partial vesting occurs when our performance

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

achieves “expected” levels, and full vesting occurs if our performance is at the “over-achievement” level for both performance measures, in each case measured over the entire three-year performance period. No shares vest if our performance level is below the “expected” level, and straight-line interpolation will be used to determine vesting if performance is between “expected” and “over-achievement” levels. As of December 31, 2007 no shares have been earned under these performance objectives.

Pursuant to SFAS 123(R), the awards subject to the annualized total stockholder return criterion contain a market condition. The fair value of the awards subject to the market condition was calculated using Monte Carlo simulation. The awards subject to the earnings per share and average return on equity criteria contain performance conditions.

Employment Inducements

During the year ended December 31, 2006, the Compensation Committee granted stock-based awards to certain of our new executive officers as inducements to accept employment. Our chief executive officer was granted 375,000 stock options and 200,000 time-restricted shares. The stock options vest ratably over three years and the time-restricted shares vest ratably over five years. Our chief administrative officer and general counsel and our chief financial officer were granted 100,000 time-restricted shares each, which vest ratably over three years. In addition, our former president of the Mats and Integrated Services division was granted 25,000 stock options, which vest ratably over three years.

Stock Options & Stock Awards

We estimated the fair value of options granted on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005

Risk-free interest rate	5.0%	4.7%	3.9%
Expected life of the option in years	5.22	5.07	4.00
Expected volatility	47.2%	51.9%	72.0%
Dividend yield	—	—	—

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

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity for our outstanding stock options for the year ended December 31, 2007:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at beginning of period	3,313,166	$6.74
Granted	979,500	7.77
Exercised	(349,396)	5.38
Expired or canceled	(367,662)	5.45

Outstanding at end of period	3,575,608	7.18	4.58	$336,865

Options exercisable at end of period	2,156,950	6.86	2.20	$334,145

The following table summarizes information about the weighted-average exercise price and the weighted-average grant date fair value of stock options granted:

	Year Ended December 31,
	2007	2006	2005

Weighted-average exercise price:
Exercise price equals the market price of the stock on the date of grant	$7.77	$7.64	$6.38
Exercise price exceeds the market price of the stock on the date of grant	—	—	$6.26
Exercise price is less than the market price of the stock on the date of grant	—	—	$5.20
Weighted-average grant date fair value:
Exercise price equals the market price of the stock on the date of grant	$3.77	$3.85	$3.60
Exercise price exceeds the market price of the stock on the date of grant	—	—	$3.58
Exercise price is less than the market price of the stock on the date of grant	—	—	$3.53

During the years ended December 31, 2007, 2006 and 2005, the total intrinsic value of options exercised was $0.6 million, $2.8 million and $2.4 million, respectively.

The following table summarizes activity for outstanding nonvested stock awards for the year ended December 31, 2007:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at beginning of period	1,203,833	$5.90
Granted	478,500	7.81
Vested	(116,668)	6.38
Forfeited	(39,500)	6.21

Outstanding at end of period	1,526,165	$6.63

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, our compensation cost related to nonvested awards not yet recognized totaled approximately $2.7 million which is expected to be recognized over a weighted average period of 2.3 years. During the years ended December 31, 2007, 2006 and 2005, the total fair value of shares vested was $0.7 million $1.1 million and $0.4 million, respectively. During the year ended December 31, 2006, we granted 845,000 shares of nonvested stock with a weighted-average grant date fair value of $6.36. During the year ended December 31, 2005, we granted 363,000 shares of nonvested stock with a weighted-average grant date fair value of $4.69.

During the years ended December 31, 2007, 2006 and 2005, we received cash from option exercises totaling $1.9 million, $5.3 million, and $4.9 million, respectively. For the years ended December 31, 2007, 2006, and 2005 we recognized tax benefits resulting the exercise of stock options and the vesting of share awards totaling $0.5 million, $1.3 million and $0.9 million, respectively.

Pursuant to the adoption of SFAS 123(R), for the years ended December 31, 2007 and 2006, we recognized total stock-based compensation expense of $3.4 million and $2.0 million, respectively and associated tax benefits of $1.1 million and $0.6 million, respectively. For the year ended December 31, 2005 we recognized stock-based compensation expense totaling $0.7 million and associated tax benefit of $0.3 million.

For the year ended December 31, 2005 we applied Accounting Principles Board Opinion No. 25 (“APB 25”) in accounting for our stock-based compensation plans. Under APB 25, we only recognized compensation cost for stock options when the exercise price of the stock option granted was less than the fair value of the underlying common stock on the measurement date. Also, prior to the adoption of SFAS 123(R), we recognized compensation cost for our nonvested stock awards under APB 25 and related interpretations. If we had applied the fair value recognition provisions of SFAS 123(R) to our stock-based compensation plans, our net income and net income per share would have been the pro forma amounts indicated below:

Year Ended December 31, 2005
(In thousands, except per share data)

Income applicable to common and common equivalent shares:
As reported	$22,272
Add recorded stock compensation expense, net of related taxes	482
Deduct stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(1,134)

Pro forma income	$21,620

Earnings per share:
Basic: As reported	$0.26
Proforma	$0.25
Diluted: As reported	$0.26
Proforma	$0.25

Defined Contribution Plan

During the periods reported, substantially all of our U.S. employees were covered by a defined contribution plan (“401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined in the 401(k) Plan. Prior to July 1, 2006, the participants’ contributions, up to 6% of compensation, were matched 50% by us. Subsequent to July 1, 2006, the participants’ contributions, up to 3% of compensation, were matched 100% by us, and the participants’ contributions, from 3% to 6% of compensation, were matched 50% by us. Under the 401(k) Plan, our cash contributions were approximately $2.0 million, $1.6 million and $1.0 million, in 2007, 2006 and 2005, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Supplemental Cash Flow Information

Included in accounts payable and accrued liabilities at December 31, 2007, 2006 and 2005, were equipment purchases of $0.3 million, $3.2 million and $0.9 million, respectively.

During the years ended December 31, 2007 and 2005, we financed the acquisition of property, plant and equipment with capital leases totaling $1.0 million and $4.8 million, respectively. During the year ended December 31, 2006, we did not finance the acquisition of property, plant and equipment with capital leases.

13.	Commitments and Contingencies

Litigation Summary

In connection with our announcement regarding an internal investigation commissioned by our Audit Committee in April 2006, and subsequent announcements, we were served with a number of shareholder class action and derivative lawsuits. These suits asserted claims against us and certain of our former officers and current and former directors alleging damages resulting from the loss of value in our common stock and, derivatively, for damages we allegedly suffered.

In April, 2007, we announced that we reached a settlement of our pending derivative and class action litigation. The settlement received final approval from the U.S. District Court for the Eastern District of Louisiana on October 9, 2007. Under the terms of the settlement, we paid $1.6 million, and our directors and officers’ liability insurance carrier paid $8.3 million. A portion of these amounts were used to pay administration costs and legal fees. This settlement resolved all pending shareholder class and derivative litigation against us, our former and current directors, and former officers. As part of the settlement, however, we preserved certain claims against our former Chief Executive Officer and Chief Financial Officer for matters arising from invoicing irregularities at Soloco Texas, LP and the backdating of stock options.

James D. Cole Arbitration

By letter dated April 25, 2007, counsel for James D. Cole, our former Chief Executive Officer and former director, notified us that Mr. Cole is pursuing claims against us for breach of his employment agreement and other causes of action. Mr. Cole seeks recovery of approximately $3.1 million purportedly due under his employment agreement and reimbursement of certain defense costs incurred in connection with the shareholder litigation and our internal investigation. Mr. Cole also claims that he is entitled to the sum of $640,000 pursuant to the non-compete provision of his employment agreement. Pursuant to the terms of his employment agreement, this matter has been submitted to arbitration. We have also submitted to the same arbitration proceedings the claims preserved against Mr. Cole arising from the derivative litigation referenced above.

Matthew Hardey Lawsuit

On November 2, 2007, we were served with a lawsuit filed on behalf of Matthew Hardey, our former Chief Financial Officer, against Newpark Resources and Paul L. Howes, our current CEO. The lawsuit was filed on October 9, 2007, in the 24th Judicial District Court in Jefferson Parish, Louisiana. We have moved this case to Federal Court (United States District Court for the Eastern District of Louisiana). The lawsuit includes a variety of allegations arising from our internal investigation and Mr. Hardey’s termination, including breach of contract, unfair trade practices, defamation, and negligence. The lawsuit does not specify the amount of damages being sought by Mr. Hardey. We dispute the allegations in the lawsuit and intend to vigorously defend our position.

The outcome of the Cole and Hardey proceedings is not certain; however; it is the opinion of management that any liability in these matters should not have a material effect on our consolidated financial statements.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SEC Investigation

On March 12, 2007, we were advised that the Securities and Exchange Commission (“SEC”) has opened a formal investigation into the matters disclosed in Amendment No. 2 to our Annual Report on Form 10-K/A filed on October 10, 2006. We are cooperating with the SEC in their investigation.

Other Legal Items

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

Leases

We lease various manufacturing facilities, warehouses, office space, machinery and equipment, including transportation equipment, under operating leases with remaining terms ranging from one to 10 years, with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were approximately $18.0 million, $18.2 million and $17.1 million for the three years ending 2007, 2006, 2005, respectively.

Future minimum payments under non-cancellable operating leases, with initial or remaining terms in excess of one year are as follows (in thousands):

2008	$13,044
2009	8,042
2010	4,798
2011	3,505
2012	2,956
Thereafter	4,809

$37,154

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments under capital leases are as follows (in thousands):

2008	$350
2009	343
2010	108
2011	—
2012	—
Thereafter	—

$801

Other

In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $2.3 million and $1.0 million at December 31, 2007 and 2006, respectively. In addition, as of December 31, 2007 and 2006, we had established letters of credit in favor of our barite suppliers in the amount of $5.8 million and $0.5 million, respectively. We also established a letter of credit in favor of our Chief Executive Officer in 2006 in the amount of $3.0 million which was cancelled in 2007. This was entered into in accordance with his employment agreement dated March 22, 2006. As of December 31, 2007 and 2006, we had outstanding guarantee obligations totaling $7.4 million and $8.9 million, respectively, in connection with facility closure bonds and other performance bonds issued by insurance companies.

We are self-insured for health claims up to a certain policy limit. Claims in excess of $150,000 per incident are insured by third-party insurers. At December 31, 2007 and 2006, we had accrued liabilities of $1.5 million and $1.7 million, respectively, for outstanding and incurred, but not reported, claims based on historical experience. These estimated claims are expected to be paid within one year of their occurrence.

We are self-insured for certain workers’ compensation, auto and general liability claims up to a certain policy limit. Claims in excess of $500,000 are insured by third-party reinsurers. At December 31, 2007 and 2006, we had accrued a liability of $1.8 million and $1.4 million, respectively, for the uninsured portion of claims based on reports provided by our third party administrator.

We maintain accrued liabilities for asset retirement obligations, which represent legal obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. Our asset retirement obligations primarily relate to required expenditures associated with owned and leased facilities. Upon settlement of the liability, a gain or loss for any difference between the settlement amount and the liability recorded is recognized. As of December 31, 2007 and 2006, we had accrued asset retirement obligations of $0.6 million and $0.5 million, respectively.

14.	Fair Value of Financial Instruments and Concentrations of Credit Risk

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, receivables, payables, debt, and certain derivative financial instruments. Except as described below, we believe the carrying values of these instruments approximated their fair values at December 31, 2007 and 2006. We estimate the fair value of our debt and derivative instruments by obtaining available market information and quotes from brokers.

At December 31, 2007 and 2006, the estimated fair value of total debt was $177.5 million and $212.9 million, respectively, and the carrying value included in our consolidated balance sheets was $177.5 million and $213.0 million, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, Ava, S.p.A, our European Fluids Systems and Engineering subsidiary (“Ava”), had an interest rate swap arrangement in which Ava received a floating rate from a bank and pays a rate which varied based on inflation. Under the terms of the swap, Ava receives an annual payment from the bank based on a Euro notional amount of $5.8 million times the Euribor rate in effect as of the end of the determination period, and pays an annual amount to the bank based on the notional amount times a rate which varies according to both the Euribor rate and the published inflation rate for the Euro area. This arrangement requires annual settlements and matures in February 2015. At December 31, 2007, the fair value of this arrangement represents a liability of approximately $0.7 million. In February 2008, we reached an agreement with the bank to terminate this agreement. The total cost of the termination settlement is not expected to exceed the liability recorded at December 31, 2007.

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

Accounts Receivable.  Accounts receivable at December 31, 2007 and 2006 includes the following:

	2007	2006
	(In thousands)

Trade Receivables	$120,641	$118,480
Unbilled Receivables	24,036	22,891

Gross trade receivables	144,677	141,371
Allowance for doubtful accounts	(3,890)	(2,316)

Net trade receivables	$140,787	$139,055

Notes and other receivables	$1,162	$2,735
Total receivables, net	$141,949	$141,790

Concentrations of credit risk with respect to trade accounts and notes receivable, are generally limited due to the large number of entities comprising our customer base, and for notes receivable the required collateral. We maintain an allowance for losses based upon the expected collectability of accounts receivable. Changes in this allowance for 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(In thousands)

Balance at beginning of year	$2,316	$804	$3,260
Provision for uncollectible accounts	1,282	1,693	818
Write-offs, net of recoveries	292	(181)	(3,274)

Balance at end of year	$3,890	$2,316	$804

During the years ended December 31, 2007, 2006 and 2005, no one customer accounted for more than 10% of total sales. We periodically review the collectibility of our notes receivable and adjust the carrying value to the net realizable value. Adjustments to the carrying value of notes receivable were not significant in 2007 or 2006.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Supplemental Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
		Second	Third
	First	Quarter	Quarter	Fourth
	Quarter	(1)	(1)	Quarter
	(In thousands, except per share amounts)

Fiscal Year 2007
Revenues	$149,264	$149,982	$153,778	$159,740
Operating income	13,075	13,485	15,455	13,897
Income from continuing operations	5,761	6,153	7,612	5,518
Net income	7,234	5,299	7,383	6,746
Basic and diluted earnings per share:
Income from continuing operations	0.06	0.07	0.08	0.06
Net income	0.08	0.06	0.08	0.07
Fiscal Year 2006
Revenues	$144,540	$143,001	$147,619	$146,748
Operating income	13,672	11,896	19,722	16,534
Income from continuing operations	5,616	5,292	9,733	7,419
Net income	6,185	5,923	(2,265)	(42,123)
Basic and diluted earnings per share:
Income from continuing operations	0.06	0.06	0.11	0.08
Net income (loss)	0.07	0.07	(0.03)	(0.47)

(1)	We recorded recoveries under insurance policies, net of losses, in connection with damages sustained in 2005 as a result of Hurricanes Katrina and Rita of $0.8 million in the quarter ended June 30, 2006 and $3.5 million in the quarter ended September 30, 2006.

We have reclassified amounts previously reported to discontinued operations. These reclassifications are described further in Note 2.

16.	Segment and Related Information

Our Company consists of two reportable segments, which offer different products and services to a relatively homogenous customer base. The reportable segments include: Fluids Systems & Engineering and Mats & Integrated Services. Intersegment revenues are generally recorded at cost for items which are included in inventory of the purchasing segment, and at standard markups for items which are included in cost of revenues of the purchasing segment. All intersegment revenues and related profits have been eliminated.

Fluids Systems & Engineering:  Our Fluids Systems and Engineering business offers unique solutions to highly technical drilling projects involving complex subsurface conditions, such as horizontal directional, geologically deep or deep water drilling. These projects require constant monitoring and critical engineering support of the fluids system during the drilling process. We provide drilling fluids products and technical services to the North American, European, North African, and the Brazilian market. We also provide completion fluids services and equipment rental to customers in the mid-continent region of the United States.

We also have industrial mineral grinding operations, which represent a separate operating segment of our Company. The operation grinds barite, a mineral used in drilling fluids products. In addition to providing this critical raw material for our drilling fluids products, the grinding operation also sells barite and other industrial

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minerals to third parties. Together, our drilling fluids and mineral grinding operating segments serve to comprise the Fluids Systems and Engineering reportable segment.

Mats & Integrated Services  This segment provides mat rentals and related well site services to E&P customers in the onshore Gulf of Mexico region, which ensure all-weather access to E&P sites in the unstable soil conditions common to these areas. Through our acquisition of SEM Construction Company in 2007, this segment also provides access road maintenance and a variety of well site services in Western Colorado. This segment also manufactures our DuraBasetm composite mat system for sales into international market as well as for use in our domestic rental operations. The principal customers are major independent and multi-national companies.

During August and September 2005, our Fluids Systems and Engineering operations along the Gulf Coast were affected by Hurricanes Katrina and Rita. As a result, in 2005 we recorded net reductions to cost of revenues of $0.6 million in the Fluids Systems and Engineering segment reflecting net insurance recoveries. In 2006, we recorded net reductions to cost of revenues of $4.3 million in the Fluids Systems and Engineering segment.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following tables. Revenues for each product or service are not disclosed separately as it is impracticable to do so.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenues
Fluids Systems & Engineering	$522,714	$481,378	$384,210
Mats & Integrated Services	90,050	100,530	92,462

Total Revenues	$612,764	$581,908	$476,672

Depreciation and Amortization
Fluids Systems & Engineering	$8,892	$8,834	$9,564
Mats & Integrated Services	9,479	10,738	8,941
Corporate	914	1,040	1,035

Total Depreciation and Amortization	$19,285	$20,612	$19,540

Operating Income
Fluids Systems & Engineering	$66,065	$66,616	$40,589
Mats & Integrated Services	12,770	15,230	12,616
General and administrative expenses	(22,923)	(20,022)	(9,546)

Total Operating Income from Continuing Operations	$55,912	$61,824	$43,659

Segment Assets
Fluids Systems & Engineering	$400,083	$378,863	$333,364
Mats & Integrated Services	117,724	105,140	110,643
Assets of discontinued operations	86,628	102,365	181,260
Corporate	37,344	43,081	26,027

Total Assets	$641,779	$629,449	$651,294

Capital Expenditures
Fluids Systems & Engineering	$12,433	$17,265	$14,592
Mats & Integrated Services	1,950	6,182	13,032
Corporate	2,653	2,343	1,107

Total Capital Expenditures	$17,036	$25,790	$28,731

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information about our operations by geographic area. Revenues by geographic location are determined based on the location in which services are rendered or products are sold.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenue
United States	$502,214	$469,735	$388,461
Canada	22,488	49,781	47,368
Mediterranean region	87,024	61,555	40,268
Mexico and Brazil	1,038	837	575

Total Revenue	$612,764	$581,908	$476,672

Operating Income (loss) from Continuing Operations
United States	$42,080	$45,059	$38,845
Canada	(2,301)	5,318	1,669
Mediterranean region	18,135	11,426	3,277
Mexico and Brazil	(2,002)	22	(132)

Total Operating Income from Continuing Operations	$55,912	$61,824	$43,659

Assets
United States	$529,703	$538,744	$552,199
Canada	28,797	29,369	37,285
Mediterranean region	79,027	59,291	53,401
Mexico and Brazil	4,252	2,046	8,409

Total Assets	$641,779	$629,449	$651,294

17.	Subsequent Events

In February 2008, our Board of Directors approved a plan authorizing the Company to repurchase up to $25 million of outstanding shares of common stock.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, the following material weaknesses were identified in our internal control over financial reporting:

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

We implemented certain corrective actions in 2006, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. In order to further address the identified material weaknesses, we implemented additional corrective measures during 2007, as disclosed in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007.

We believe that the corrective actions remedied the identified material weaknesses described above, and have improved both our disclosure controls and procedures and internal control over financial reporting.

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2007.

Changes in internal control over financial reporting.  There has been no change in internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Design and evaluation of internal control over financial reporting.  Management’s Report on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this report and are incorporated herein by reference.

New York Stock Exchange Required Disclosures.  The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2007, our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by us of the NYSE’s corporate governance listing standards.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The information required by this Item is incorporated by reference to the “Executive Officers,” and “Election of Directors” sections of the definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders.

Code of Conduct and Ethics

We have adopted a Code of Ethics that applies to all of our directors and senior officers, and a Corporate Compliance and Business Ethics Manual (“Ethics Manual”) that applies to all officers and employees. The Code and Ethics Manual are publicly available in the investor relations area of our website at www.newpark.com. This Code of Ethics is incorporated in this report by reference. Copies of our Code of Ethics may also be requested in print by writing to Newpark Resources, Inc., 2700 Research Forest Drive, Suite 100, The Woodlands, Texas, 77381.

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference to the “Compensation Discussion and Analyses” section of the definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the “Ownership of Common Stock” section of the definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the “Related Person Transactions” and “Director Independence” sections of the definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the “Independent Auditor” section of the definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report or incorporated herein by reference.

1.	Financial Statements

The following financial statements of the Registrant as set forth under Part II, Item 8 of this report on Form 10-K on the pages indicated.

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits

The exhibits listed are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

3.1		Restated Certificate of Incorporation of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K405 for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).
3.2		Certificate of Designation of Series A Cumulative Perpetual Preferred Stock of Newpark Resources, Inc. incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 27, 1999 (SEC File No. 001-02960).
3.3		Certificate of Designation of Series B Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 7, 2000 (SEC File No. 001-02960).
3.4		Certificate of Rights and Preferences of Series C Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 4, 2001 (SEC File No. 001-02960).
3.5		Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 13, 2007 (SEC File No. 001-02960).
*10	.1	Amended and Restated 1993 Non-Employee Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).
*10	.2	1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the year ended December 31, 1995 filed on March 11, 1996 (SEC File No. 001-02960).
*10	.3	Form of Stock Option under 1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
10.4		Agreement, dated May 30, 2000, between the registrant and Fletcher International Ltd., a Bermuda company, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 7, 2000 (SEC File No. 001-02960).

10.5		Agreement, dated December 28, 2000, between the registrant and Fletcher International Limited, a Cayman Islands company, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 4, 2001 (SEC File No. 001-02960).
*10	.6	Newpark Resources, Inc. 2003 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 3, 2005 (SEC File No. 001-02960).
*†10	.7	Newpark Resources, Inc. 2003 Long Term Incentive Plan.
*10	.8	Form of Award Agreement under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
*10	.9	2004 Non-Employee Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 filed on November 9, 2006 (SEC File No. 001-02960).
*10	.10	Form of Stock Option under 2004 Non-Employee Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
*10	.11	Employment Agreement, dated as of May 2, 2005, between Newpark Resources, Inc. and James D. Cole, incorporated.
*†10	.12	Newpark Resources, Inc. 1999 Employee Stock Purchase Plan, as amended.
*10	.13	Form of letter agreement between Newpark Resources, Inc. and Matthew W. Hardey executed on August 10, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2005 (SEC File No. 001-02960).
*10	.14	Employment Agreement, dated as of March 22, 2006, between the registrant and Paul L. Howes, incorporation by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (SEC File No. 001-02960).
*10	.15	Employment Agreement between Newpark Resources, Inc. and Sean Mikaelian dated May 18, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).
*10	.16	Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10	.17	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10	.18	Amendment of Employment Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10	.19	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and James E. Braun, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).
*10	.20	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).
*10	.21	Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (SEC File No. 001-02960).
*10	.22	Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).
*10	.23	Non-Statutory Stock Option Agreement dated May 18, 2006 between Newpark Resources, Inc. and Sean Mikaelian, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-141577).*

*10	.24	Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated April 20, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).*
10.25		Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).
10.26		Membership Interests Purchase Agreement dated October 10, 2007 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., Trinity TLM Acquisitions, LLC and Trinity Storage Services, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 7, 2007 (SEC File No. 001-02960).
10.27		Amended and Restated Credit Agreement among Newpark Resources, Inc., JPMORGAN CHASE BANK, N.A., as Administrative Agent CALYON NEW YORK BRANCH, as Syndication Agent, and BANK OF AMERICA, N.A., as Documentation Agent, dated December 21, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2007 (SEC File No. 001-02960).
10.27		Amendment to Employment Agreement dated January 31, 2008 between Newpark Resources, Inc. and Sean Mikaelian, incorporated by reference to Exhibit 5.02 to the Company’s Current Report on Form 8-K filed on February 6, 2008 (SEC File No. 001-02960).
*†10	.29	Director Compensation Summary
†21	.1	Subsidiaries of the Registrant.
†23	.1	Consent of Independent Registered Public Accounting Firm.
†31	.1	Certification of Paul L. Howes pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of James E. Braun pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32	.2	Certification of James E. Braun pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Management compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes
President and Chief Executive Officer

Dated: March 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul L. Howes Paul L. Howes	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2008

/s/ James E. Braun James E. Braun	Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2008

/s/ Gregg S. Piontek Gregg S. Piontek	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2008

/s/ Jerry W. Box Jerry W. Box	Chairman of the Board	March 7, 2008

/s/ James W. McFarland James W. McFarland	Director, Member of Audit Committee	March 7, 2008

/s/ G. Stephen Finley G. Stephen Finley	Director, Member of Audit Committee	March 7, 2008

/s/ F. Walker Tucei, Jr. F. Walker Tucei, Jr.	Director, Member of Audit Committee	March 7, 2008

/s/ Gary L. Warren Gary L. Warren	Director, Member of Audit Committee	March 7, 2008

/s/ David C. Anderson David C. Anderson	Director	March 7, 2008

NEWPARK RESOURCES, INC.

EXHIBIT INDEX

3.1		Restated Certificate of Incorporation of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K405 for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).
3.2		Certificate of Designation of Series A Cumulative Perpetual Preferred Stock of Newpark Resources, Inc. incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 27, 1999 (SEC File No. 001-02960).
3.3		Certificate of Designation of Series B Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 7, 2000 (SEC File No. 001-02960).
3.4		Certificate of Rights and Preferences of Series C Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 4, 2001 (SEC File No. 001-02960).
3.5		Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 13, 2007 (SEC File No. 001-02960).
*10	.1	Amended and Restated 1993 Non-Employee Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).
*10	.2	1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the year ended December 31, 1995 filed on March 11, 1996 (SEC File No. 001-02960).
*10	.3	Form of Stock Option under 1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
10.4		Agreement, dated May 30, 2000, between the registrant and Fletcher International Ltd., a Bermuda company, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 7, 2000 (SEC File No. 001-02960).
10.5		Agreement, dated December 28, 2000, between the registrant and Fletcher International Limited, a Cayman Islands company, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 4, 2001 (SEC File No. 001-02960).
*10	.6	Newpark Resources, Inc. 2003 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 3, 2005 (SEC File No. 001-02960).
*†10	.7	Newpark Resources, Inc. 2003 Long Term Incentive Plan.
*10	.8	Form of Award Agreement under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
*10	.9	2004 Non-Employee Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 filed on November 9, 2006 (SEC File No. 001-02960).
*10	.10	Form of Stock Option under 2004 Non-Employee Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
*10	.11	Employment Agreement, dated as of May 2, 2005, between Newpark Resources, Inc. and James D. Cole, incorporated.
*†10	.12	Newpark Resources, Inc. 1999 Employee Stock Purchase Plan, as amended.
*10	.13	Form of letter agreement between Newpark Resources, Inc. and Matthew W. Hardey executed on August 10, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2005 (SEC File No. 001-02960).
*10	.14	Employment Agreement, dated as of March 22, 2006, between the registrant and Paul L. Howes, incorporation by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2006 (SEC File No. 001-02960).
*10	.15	Employment Agreement between Newpark Resources, Inc. and Sean Mikaelian dated May 18, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).

*10	.16	Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10	.17	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10	.18	Amendment of Employment Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10	.19	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and James E. Braun, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).
*10	.20	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).
*10	.21	Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (SEC File No. 001-02960).
*10	.22	Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).
*10	.23	Non-Statutory Stock Option Agreement dated May 18, 2006 between Newpark Resources, Inc. and Sean Mikaelian, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-141577).*
*10	.24	Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated April 20, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).*
10.25		Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).
10.26		Membership Interests Purchase Agreement dated October 10, 2007 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., Trinity TLM Acquisitions, LLC and Trinity Storage Services, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 7, 2007 (SEC File No. 001-02960).
10.27		Amended and Restated Credit Agreement among Newpark Resources, Inc., JPMORGAN CHASE BANK, N.A., as Administrative Agent CALYON NEW YORK BRANCH, as Syndication Agent, and BANK OF AMERICA, N.A., as Documentation Agent, dated December 21, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2007 (SEC File No. 001-02960).
10.27		Amendment to Employment Agreement dated January 31, 2008 between Newpark Resources, Inc. and Sean Mikaelian, incorporated by reference to Exhibit 5.02 to the Company’s Current Report on Form 8-K filed on February 6, 2008 (SEC File No. 001-02960).
*†10	.29	Director Compensation Summary
†21	.1	Subsidiaries of the Registrant.
†23	.1	Consent of Independent Registered Public Accounting Firm.
†31	.1	Certification of Paul L. Howes pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of James E. Braun pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32	.2	Certification of James E. Braun pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Management compensation plan or agreement