Form 10-Q
period 2008-03-31
NEWPARK RESOURCES INC
filed 2008-05-02
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of April 23, 2008, a total of 89,839,311 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
MARCH 31, 2008
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking statements in other materials we release to the public. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified in Item 1A, “Risk Factors,” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, and those set forth from time to time in our filings with the Securities and Exchange Commission, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.
We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
Newpark Resources, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except share data)	2008	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$8,200	$5,741
Receivables, net	168,069	141,949
Inventories	133,247	120,202
Deferred tax asset	36,227	28,439
Prepaid expenses and other current assets	11,402	12,131
Assets of discontinued operations	85,744	86,628

Total current assets	442,889	395,090

Property, plant and equipment, net	159,551	159,094
Goodwill	63,283	62,616
Deferred tax asset, net	395	408
Other intangible assets, net	17,558	18,474
Other assets	5,958	6,097

Total assets	$689,634	$641,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign bank lines of credit	$10,429	$7,297
Current maturities of long-term debt	11,399	11,565
Accounts payable	64,081	62,505
Accrued liabilities	27,449	20,367
Liabilities of discontinued operations	8,458	10,456

Total current liabilities	121,816	112,190

Long-term debt, less current portion	178,190	158,616
Deferred tax liability	18,313	5,923
Other noncurrent liabilities	2,524	4,386

Total liabilities	320,843	281,115

Common Stock, $0.01 par value, 100,000,000 shares authorized 90,623,560 and 90,215,175 shares issued, respectively	906	902
Paid-in capital	451,685	450,319
Accumulated other comprehensive income	13,210	13,988
Retained deficit	(93,194)	(104,545)
Less treasury stock, at cost; 794,580 shares	(3,816)	—

Total stockholders’ equity	368,791	360,664

Total Liabilities and Stockholders’ Equity	$689,634	$641,779

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months
	Ended March 31,
(In thousands, except per share data)	2008	2007

Revenues	$178,467	$149,264
Cost of revenues	157,309	128,034

	21,158	21,230

General and administrative expenses	4,781	8,155

Operating income	16,377	13,075

Foreign currency exchange (gain) loss	296	109
Interest expense, net	3,227	4,420

Income from continuing operations before income taxes	12,854	8,546
Provision for income taxes	4,177	2,777

Income from continuing operations	8,677	5,769
Income from discontinued operations, net of tax	2,674	1,465

Net income	$11,351	$7,234

Basic weighted average common shares outstanding	90,099	89,829
Diluted weighted average common shares outstanding	90,332	90,248

Income per common share (basic and diluted):
Income from continuing operations	$0.10	$0.06
Income from discontinued operations	0.03	0.02

Net income per common share	$0.13	$0.08

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months
	Ended March 31,
(In thousands)	2008	2007

Net income	$11,351	$7,234

Changes in interest rate swap and cap (net of tax)	(781)	(43)
Foreign currency translation adjustments	2	847

Comprehensive income	$10,572	$8,038

See Accompanying Notes to Unaudited Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months
	Ended March 31,
(In thousands)	2008	2007

Cash flows from operating activities:
Net income	$11,351	$7,234

Adjustments to reconcile net income to net cash provided by operations:

Net income from discontinued operations	(2,674)	(1,465)
Depreciation and amortization	5,892	4,912
Stock-based compensation expense	1,656	682
Provision for deferred income taxes	5,618	3,341
Provision for doubtful accounts	660	18
Gain on sale of assets	(16)	(33)
Change in assets and liabilities:
Increase in receivables	(24,755)	(6,861)
(Increase) decrease in inventories	(11,396)	6,251
(Increase) decrease in other assets	1,831	1,295
Increase (decrease) in accounts payable	178	(4,562)
Increase (decrease) in accrued liabilities and other	1,884	(5,671)

Net operating activities of continuing operations	(9,771)	5,141
Net operating activities of discontinued operations	1,693	5,162

Net cash (used in) provided by operating activities	(8,078)	10,303

Cash flows from investing activities:
Capital expenditures	(5,728)	(3,399)
Proceeds from sale of property, plant and equipment	16	457

Net investing activities of continuing operations	(5,712)	(2,942)
Net investing activities of discontinued operations	(81)	(2,001)

Net cash used in investing activities	(5,793)	(4,943)

Cash flows from financing activities:
Net borrowings (payments) on lines of credit	22,401	(12,310)
Principal payments on notes payable and long-term debt	(592)	(6,491)
Proceeds from exercise of stock options and ESPP	—	970
Purchase of treasury stock	(3,197)	—

Net financing activities of continuing operations	18,612	(17,831)
Net financing activities of discontinued operations	(52)	402

Net cash provided by (used in) financing activities	18,560	(17,429)

Effect of exchange rate changes	(2,230)	88

Net (decrease) increase in cash and cash equivalents	2,459	(11,981)

Cash and cash equivalents at beginning of year	5,741	12,736

Cash and cash equivalents at end of year	$8,200	$755

Cash paid for:
Income taxes (net of refunds)	$854	$1,130
Interest	$3,081	$4,463
See Accompanying Notes to Unaudited Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated condensed financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us”, have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.
In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2008, and the results of our operations and our cash flows for the three months ended March 31, 2008 and 2007. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2007.
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. SFAS 157 introduces a fair value hierarchy (levels 1 through 3) to prioritize inputs to fair value and classifies the measurements for disclosure purposes. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurements. SFAS 157 was effective for our 2008 fiscal year and interim periods within the 2008 fiscal year. The adoption of SFAS 157 did not have a material effect on our consolidated financial position or results of operations.
In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under our $50.0 term loan. These swap agreements are valued based upon level 2 fair value criteria under the guidelines of SFAS 157, where the fair value of these instruments is determined using other observable inputs-including quoted prices for similar assets/liabilities (adjusted) and market corroborated inputs as well as quoted prices in inactive markets. The fair value of the interest rate swap arrangements was a $0.8 million liability, net of tax as of March 31, 2008.
The FASB provided a one year deferral of the adoption of SFAS No. 157 for certain non-financial assets and liabilities. We elected to defer the adoption of the standard for these non-financial assets and liabilities, and are currently evaluating the impact, if any, that the deferred provisions of the standard will have on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for our 2008 fiscal year and interim periods within the 2008 fiscal year. The adoption of SFAS 159 did not have a material effect on our consolidated financial position or results of operations as we elected not to adopt fair value accounting on applicable financial assets and liabilities.
In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations”, (“SFAS 141(R)”) which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance, requiring that all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS No. 141(R) will apply to acquisitions that are effective after December 31, 2008, and application of the standard to acquisitions prior to that date is not permitted.
Note 2 — Discontinued Operations
Following a comprehensive review of all of our businesses in 2007, we decided to explore strategic alternatives with regards to our Environmental Services business, which was historically reported as a third reportable segment. We initiated a sale process for this business and entered into an agreement in October 2007 to sell the U.S. Environmental Services business to Trinity TLM Acquisitions, LLC (“Trinity”) for $81.5 million in cash and potentially an additional $8 million which could be earned under a five-year earn out provision. In April 2008, this agreement was terminated as a result of Trinity’s inability to secure acceptable financing to complete the transaction due to difficult credit markets and we entered into a new agreement with CCS Inc. to sell the U.S. Environmental Services business for $85 million in cash, subject to adjustment as provided in the agreement. This sale is expected to close during the third quarter of 2008 and is subject to customary conditions, regulatory approvals and the satisfactory completion of due diligence.
Discontinued operations includes all of the assets, liabilities and results of operations of the former Environmental Services segment, including the U.S. business described above, along with the Canadian operations, which were exited in the third quarter of 2007. Also, discontinued operations includes the results of a sawmill facility sold in August 2007 and the on-going costs associated with the Newpark Environmental Water Solutions business (“NEWS”), which was exited in 2006.

Summarized results of operations from discontinued operations are as follows:

	Three Months Ended
	March 31,
(In thousands)	2008	2007

Revenues	$16,234	$22,536

Income from discontinued operations before income taxes	4,158	2,761

Income from discontinued operations, net of tax	2,674	1,465
Assets and liabilities of discontinued operations are as follows as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
(In thousands)	2008	2007

Receivables, net	$11,807	$10,599
Inventories	121	341
Other current assets	763	1,002
Property, plant and equipment	68,087	69,175
Other assets	4,966	5,511

Assets of discontinued operations	$85,744	$86,628

Accounts payable	$4,473	$6,165
Other Accrued liabilities	1,281	1,587
Deferred tax liability	2,704	2,704

Liabilities of discontinued operations	$8,458	$10,456

Note 3 — Acquisitions
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
Total cash consideration paid was $21.3 million which was funded by borrowing on our revolving credit facility. The final purchase price is subject to adjustment for actual working capital conveyed at closing, for which $0.3 million is expected to be paid by us during the second quarter of 2008.
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
Note 4 — Earnings per Share
The following table presents the reconciliation of the numerator and denominator for calculating income per share:

	Three Months Ended
	March 31,
(In thousands)	2008	2007

Net income	$11,351	$7,234

Weighted average number of common shares outstanding	90,099	89,829
Add: Net effect of dilutive stock options and warrants	233	419

Adjusted weighted average number of common shares outstanding	90,332	90,248

For the three months ended March 31, 2008 and 2007, we had dilutive stock options and restricted stock of approximately 0.7 million shares and 1.6 million shares, respectively, which were assumed to be exercised using the treasury stock method. The resulting net effects of stock options and restricted stock were used in calculating diluted income per share for these periods.

Options and warrants to purchase a total of approximately 5.0 million shares and 3.9 million shares, of common stock were outstanding during the three months ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.
On June 1, 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our common stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. Prior to 2006, all outstanding shares of the Series B Preferred Stock were converted to common stock. The Series B Warrant was originally issued with a seven year life, expiring June 1, 2007. This warrant contains certain registration provisions, which, if not met, reduce the exercise price of the warrants by 2.5%, compounding annually, and extending the term of the warrant. As of March 31, 2008, the Series B Warrant, as adjusted for certain anti-dilution provisions, remains outstanding and provides for the right to purchase up to 2,022,342 shares of our common stock at an exercise price of $9.47. We are currently not in compliance with the registration provisions and do not currently expect to establish an effective registration of this warrant until mid-2008. Upon completion of the registration, the remaining life of the warrant will be approximately 16 months.
Note 5 — Treasury stock
In February 2008, our Board of Directors approved a plan authorizing the repurchase of up to $25.0 million of our outstanding shares of common stock. As of March 31, 2008, we had repurchased 784,000 shares for an aggregate price of approximately $3.8 million. All of the shares repurchased are held as treasury stock. We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Repurchases may be suspended at any time.
Note 6 — Receivables, net
Receivables consisted of the following at March 31, 2008 and December 31, 2007:

(In thousands)	2008	2007

Trade Receivables	$141,811	$120,641
Unbilled Receivables	29,165	24,036

Gross trade receivables	170,976	144,677
Allowance for doubtful accounts	(4,118)	(3,890)

Net trade receivables	$166,858	$140,787

Notes and other receivables	1,211	1,162

Total receivables, net	$168,069	$141,949

Note 7 — Inventory
Inventory consisted of the following at March 31, 2008 and December 31, 2007:

(In thousands)	2008	2007

Finished goods-composite mats	$6,868	$4,320

Raw Materials and components:
Drilling fluids raw material and components	125,399	110,173
Supplies and other	980	5,709

Total raw materials and components	126,379	115,882

Total	$133,247	$120,202

Note 8 — Commitments and Contingencies
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
In April, 2007, we announced that we reached a settlement of our pending derivative and class action litigation. The settlement received final approval from the U.S. District Court for the Eastern District of Louisiana on October 9, 2007. Under the terms of the settlement, we paid $1.6 million which was accrued in the first quarter of 2007, and our directors and officers’ liability insurance carrier paid $8.3 million. A portion of these amounts were used to pay administration costs and legal fees. This settlement resolved all pending shareholder class and derivative litigation against us, our former and current directors, and former officers. As part of the settlement, however, we preserved certain claims against our former Chief Executive Officer and Chief Financial Officer for matters arising from invoicing irregularities at Soloco Texas, LP and the backdating of stock options.
James D. Cole Arbitration
By letter dated April 25, 2007, counsel for James D. Cole, our former Chief Executive Officer and former director, notified us that Mr. Cole is pursuing claims against us for breach of his employment agreement and other causes of action. Mr. Cole seeks recovery of approximately $3.1 million purportedly due under his employment agreement and reimbursement of certain defense costs incurred in connection with the shareholder litigation and our internal investigation. Mr. Cole also claims that he is entitled to the sum of $640,000 pursuant to the non-compete provision of his employment agreement. Pursuant to the terms of his employment agreement, this matter has been submitted to arbitration. We have deposited $320,000 representing the first installment due under the employment agreement in a trust account, subject to further order from the arbitrator. We have also submitted to the same arbitration proceedings the claims preserved against Mr. Cole arising from the derivative litigation referenced above.

Matthew Hardey Lawsuit
On November 2, 2007, we were served with a lawsuit filed on behalf of Matthew Hardey, our former Chief Financial Officer, against Newpark Resources and Paul L. Howes, our current CEO. The lawsuit was filed on October 9, 2007, in the 24th Judicial District Court in Jefferson Parish, Louisiana. We have removed this case to Federal Court (United States District Court for the Eastern District of Louisiana). The lawsuit includes a variety of allegations arising from our internal investigation and Mr. Hardey’s termination, including breach of contract, unfair trade practices, defamation, and negligence. The lawsuit does not specify the amount of damages being sought by Mr. Hardey. We dispute the allegations in the lawsuit and intend to vigorously defend our position.
The outcomes of the Cole and Hardey proceedings are not certain; however; it is the opinion of management that any liability in these matters should not have a material effect on our consolidated financial statements.
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
Other
As of March 31, 2008 and December 31, 2007, we had outstanding guarantee obligations totaling $7.4 million, in connection with facility closure bonds and other performance bonds issued by insurance companies.

Note 9 — Segment Data
Summarized financial information concerning our reportable segments is shown in the following table (net of inter-segment transfers):

	Three Months Ended
	March 31,
(In thousands)	2008	2007

Segment revenues
Fluids systems and engineering	$157,216	$125,298
Mats and integrated services	21,251	23,966

Total segment revenues	$178,467	$149,264

Segment operating income
Fluids systems and engineering	$21,107	$16,630
Mats and integrated services	51	4,600

Total segment operating income	21,158	21,230
General and administrative expenses	4,781	8,155

Total operating income from continuing operations	$16,377	$13,075

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our consolidated financial statements and Notes to Unaudited Consolidated Financial Statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Following a comprehensive review of all of our businesses in 2007, we decided to explore strategic alternatives with regards to our Environmental Services business, which was historically reported as a third reportable segment. We initiated a sale process for this business and entered into an agreement in October 2007 to sell the U.S. Environmental Services business to Trinity TLM Acquisitions, LLC (“Trinity”) for $81.5 million in cash and potentially an additional $8 million which could be earned under a five-year earn out provision. In April 2008, this agreement was terminated as a result of Trinity’s inability to secure acceptable financing to complete the transaction due to the difficult credit markets and we entered into a new agreement with CCS Inc. to sell the U.S. Environmental Services business for $85 million in cash, subject to adjustment as provided in the agreement. This sale is expected to close during the third quarter of 2008.
In February 2008, our Board of Directors approved a stock repurchase program, authorizing the purchase of up to $25.0 million of our outstanding shares of common stock. As part of the stock repurchase program, we have established trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 during the first quarter and have repurchased 784,000 outstanding shares for an aggregate price of $3.8 million as of March 31, 2008.
Results of Operations
Our operating results depend in large measure on oil and gas drilling activity levels in the markets we serve, as well as on the depth of drilling, which governs the revenue potential of each well. These levels, in turn, depend on oil and gas commodity pricing, inventory levels and product demand. Rig count data is the most widely accepted indicator of drilling activity. Key average rig count data for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,		2008 vs 2007
	2008	2007	Count	%

U.S. Rig Count	1,770	1,734	36	2%
Canadian Rig Count	516	521	(5)	(1)%

Total	2,286	2,255	31	1%

Source: Baker Hughes Incorporated

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Three Months Ended March 31,		2008 vs 2007
(In thousands)	2008	2007	$	%

Segment revenues
Fluids systems and engineering	$157,216	$125,298	$31,918	25%
Mats and integrated services	21,251	23,966	(2,715)	(11)%

Total segment revenues	$178,467	$149,264	$29,203	20%

Segment operating income
Fluids systems and engineering	$21,107	$16,630	$4,477
Mats and integrated services	51	4,600	(4,549)

Total segment operating income	21,158	21,230	(72)
General and administrative expenses	4,781	8,155	(3,374)

Operating income	$16,377	$13,075	$3,302

Segment operating margin
Fluids systems and engineering	13.4%	13.3%
Mats and integrated services	0.2%	19.2%
Total segment operating margin	11.9%	14.2%
Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007
Fluids Systems and Engineering
Revenues
Total revenues by region for this segment were as follows for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		2008 vs 2007
(In thousands)	2008	2007	$	%

North America	$90,007	$78,989	$11,018	14%
Mediterranean and South America	28,657	15,102	13,555	90%

Total drilling fluid and engineering revenues	118,664	94,091	24,573	26%
Completion fluids and services	21,966	19,240	2,726	14%
Industrial materials	16,586	11,967	4,619	39%

Total	$157,216	$125,298	$31,918	25%

North American drilling fluid and engineering revenues increased 14% to $90.0 million for the quarter ended March 31, 2008, as compared to $78.9 million for the quarter ended March 31, 2007. While North American rig activity increased 1% during this period, the number of rigs serviced by this business segment increased 13% reflecting continued penetration within the markets that we service.

In the quarter ended March 31, 2008, our Mediterranean and South American revenues increased 90% over the same period in 2007. This revenue increase was driven largely by the increased rig activity and continued market penetration into the North African and Eastern European markets along with an increase in the Euro to US dollar translation rate.
Revenues in our completion fluids business increased 14% for the quarter ended March 31, 2008, as compared to the same period in 2007, due to strong demand for rental equipment and services in the Mid-continent region served by this business.
Revenues in our industrial materials businesses increased 39% for the quarter ended March 31, 2008, as compared to the same period in 2007, resulting from a 10% increase in sales volume, along with significant pricing increases associated with higher barite transportation costs.
Operating Income
Operating income for this segment increased $4.5 million for the quarter ended March 31, 2008 on a $31.9 million increase in revenues, compared to the same period in 2007, resulting in an increase in operating margin from 13.3% to 13.4%. The increase in operating profit is primarily attributable to the higher revenues described above, partially offset by a lower margin mix of product revenue in the first quarter of 2008.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		2008 vs 2007
(In thousands)	2008	2007	$	%

Mat rental and integrated services	$16,950	$17,290	$(340)	(2)%
Mat sales	4,301	6,676	(2,375)	(36)%

Total	$21,251	$23,966	$(2,715)	(11)%

Total mat rental and integrated services revenues decreased by $0.3 million in the quarter ended March 31, 2008, compared to the same period in 2007 as $3.6 million of first quarter 2008 revenues generated by the Colorado operations acquired in August 2007 was more than offset by a $3.9 million decline in rental and related service volume driven by weakness in the Gulf Coast land rig count. The significant decline in rig counts compared to the prior year also contributed to increased competition in the Gulf Coast markets, negatively impacting pricing.
Mat sales primarily consist of export sales of composite mats to various international markets. Mat sales volume declined 36% in the first quarter of 2008 from the comparable period of 2007, while pricing was relatively unchanged.

Operating Income
Mats and integrated services operating income declined to $0.1 million for the quarter ended March 31, 2008 on a $2.7 million decrease in revenues, compared to the same period in 2007, reflecting a decrease in operating margins to 0.2% from 19.2%. The decrease in operating margin is primarily attributable to the change in sales mix. The Colorado business acquired in August 2007 generated revenues of $3.6 million and an operating loss of $0.1 million in the quarter ended March 31, 2008, which included $0.9 million of depreciation and amortization related to acquired assets. The remaining operations, which primarily service the Gulf Coast area, generated a $4.6 million decline in operating profits, on a $6.3 million decline in revenues, including a $3.9 million decline in rental and integrated service revenues. The high rate of flow-through of the revenues decline to operating profits is primarily due to the relatively fixed cost structure in this component of the business, as well as additional pricing pressure resulting from the significantly lower rig counts in the region. Also, the business recorded $1.2 million of pre-tax charges in the first quarter of 2008 related primarily to inventory and receivable write-downs, as well as severance and related costs associated with restructuring activities in this segment.
General and Administrative Expense
General and administrative expense decreased $3.4 million to $4.8 million for the quarter ended March 31, 2008 from the comparable period of 2007. The decrease is primarily attributable to a $2.4 million charge in the quarter ended March 31, 2007 related to the settlement of the shareholder class action and derivative litigation, along with $1.0 million of costs related corporate strategic planning projects.
Interest Expense, net
Interest expense, net totaled $3.2 million for the quarter ended March 31, 2008 compared to $4.4 million for the quarter ended March 31, 2007. The decrease in interest expense is primarily attributable to lower interest rates in 2008 under the new credit facilities established in December 2007. As of March 31, 2008, the weighted average borrowing rate under the new credit facilities was 5.2%, compared to a weighted average borrowing rate of 7.6% at March 31, 2007 under the former credit facilities.
Provision for Income Taxes
The provision for income taxes for the quarter ended March 31, 2008 was $4.2 million compared to $2.8 million for the prior year period. The income tax rate was 32.5% for the quarter ended March 31, 2008 and 2007.
Discontinued Operations
Discontinued operations includes all of the assets, liabilities and results of operations associated with the former Environmental Services segment, including the U.S. business described above, along with the Canadian operations, which were exited in the third quarter of 2007. Also, discontinued operations includes the results of a sawmill facility sold in August 2007 and the on-going costs associated with the Newpark Environmental Water Solutions business (“NEWS”), which was exited in 2006.
During the quarter ended March 31, 2008, discontinued operations generated a pre-tax operating profit of $4.2 million, which reflects the operating profit from the on-going U.S. Environmental Services business. The provision for income taxes was $1.5 million, reflecting an effective rate of 35.7%, resulting in a net income from discontinued operations of $2.7 million.
During the quarter ended March 31, 2007, discontinued operations generated a pre-tax operating profit of $2.8 million, including $3.0 million from the U.S. Environmental Services business and a combined $0.2 million operating loss from the other discontinued operations. The provision for income taxes was $1.3 million, reflecting an effective rate of 46.9%, resulting in a net income from discontinued operations of $1.5 million.

Liquidity and Capital Resources
Net cash used in operating activities during the quarter ended March 31, 2008 totaled $8.1 million. Net income adjusted for non-cash items generated $22.5 million of cash during the period, while increases in working capital used $32.3 million of cash. The increase in working capital during the period includes a $24.8 million increase in receivables, primarily due to higher revenues generated in the quarter, along with an $11.4 million increase in inventories primarily attributable to timing of barite ore shipments from China. Cash provided by operating activities of discontinued operations was $1.7 million.
Net cash used in investing activities during the quarter ended March 31, 2008 was $5.8 million, consisting primarily of capital expenditures. Net cash provided by financing activities during the quarter ended March 31, 2008 totaled $18.6 million and included $21.8 million in net borrowings, partially offset by $3.2 million used to purchase outstanding shares under our stock repurchase program.
We anticipate that our working capital requirements for continuing operations will remain consistent with the changes in revenue in the near term. As described above, our Board of Directors approved a plan authorizing the repurchase of up to $25.0 million of our outstanding shares of common stock and we are continuing to repurchase outstanding shares under this plan. We also anticipate capital expenditures in 2008 to be approximately $25.0 million. Cash generated by net income, the anticipated sale of the Environmental Services business, along with our continued focus on improving our collection cycle are expected to be adequate to fund our anticipated capital needs.
Our long term capitalization was as follows as of:

	March 31,	December 31,
(In thousands)	2008	2007

Term loan	$50,000	$50,000
Revolving credit facility	137,000	117,000
Foreign bank lines of credit	10,821	7,676
Other	2,197	2,802

Total	200,018	177,478
Less: current portion	(21,828)	(18,862)

Long-term portion of debt	178,190	158,616
Stockholder’s equity	368,791	360,664

Total long-term capitalization	$546,981	$519,280

Long-term debt to long-term capitalization	32.6%	30.5%

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

We can elect to borrow under the Credit Agreement at an interest rate either based on the prime rate plus a margin ranging from 0 to 100 basis points or at LIBOR plus a margin ranging from 150 to 250 basis points, both of which margins vary depending on our leverage. In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under the Term Loan. The initial notional amount of the swap agreements totals $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the Term Loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable LIBOR margin, which was 200 basis points at March 31, 2008, over the term of the loan. As of March 31, 2008, $177.0 million of the outstanding principal is bearing interest at LIBOR plus 200 basis points, or 5.18%, while the remaining $10.0 million in outstanding principal is bearing interest at Prime Rate plus 50 basis points, or 6.00%. The weighted average interest rates on the outstanding balances under the credit facilities as of March 31, 2008 and December 31, 2007 were 5.22% and 6.95%, respectively.
The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. At March 31, 2008, $3.6 million in letters of credit were issued and outstanding and $137.0 million was outstanding under our revolving credit facility, leaving $34.4 million of availability at that date.
The Credit Agreement contains covenants normal and customary for lending facilities of this nature. The financial covenants include requirements to maintain certain thresholds for a fixed-charge coverage ratio, a consolidated leverage ratio, and a funded debt-to-capitalization ratio. As of March 31, 2008, we were in compliance with these financial covenants. The Credit Agreement also contains covenants that allow for, but limit, our ability to pay dividends, repurchase our common stock, and incur additional indebtedness.
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
For additional discussion of our critical accounting estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007. Our critical accounting policies have not changed materially since December 31, 2007.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
Our policy historically has been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At March 31, 2008, we had total debt outstanding of $200.0 million, all of which is subject to variable rate terms. As described above, we entered into interest rate swap agreements in January 2008 to effectively fix the underlying LIBOR rate on our borrowings under the Term Loan. Through these swap arrangements, we have effectively fixed the interest rate on $50.0 million, or 25%, of our total debt outstanding as of March 31, 2008. The fair value of the interest rate swap arrangements was a $0.8 million liability, net of tax as of March 31, 2008.
The remaining $150.0 million of debt outstanding at March 31, 2008 bears interest at a floating rate. At March 31, 2008, the weighted average interest rate under our floating-rate debt was approximately 5.08%. A 200 basis point increase in market interest rates during 2008 would cause our annual interest expense to increase approximately $1.9 million, net of taxes, resulting in less than a $0.01 per diluted share reduction in annual earnings.
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
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.
Changes in internal control over financial reporting
There has been no change in internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
The information set forth in the legal proceedings section of Note 7, “Commitments and Contingencies,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.
ITEM 1A. Risk Factors
There have been no material changes during the period ended March 31, 2008 in our risk factors as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c)
The following table details our repurchases of shares of our common stock, including shares tendered to satisfy tax withholding obligations, for the three months ended March 31, 2008:

				Total Number of	Maximum Approximate Dollar
				Shares Purchased as Part	Value of Shares that May Yet
	Total Number of		Average Price	of Publicly Announced	be Purchased Under
Period	Shares Purchased		per Share	Plans or Programs	the Plans or Programs
January 1 - 31, 2008	—		—	—	—
February 1 - 29, 2008	—		—	—	—
March 1 - 31, 2008	794,580	(1)	$4.80	784,000	$21.3 million

(1)	Includes 10,580 shares reacquired from employees to satisfy tax withholding obligations relating to stock based compensation.
In February 2008, our Board of Directors approved a stock repurchase plan authorizing the repurchase of up to $25 million of our outstanding shares of common stock. These purchases may be funded with borrowings under our revolving credit facility. Repurchases may be suspended at any time.
ITEM 3. Defaults Upon Senior Securities
Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits
10.1	Membership Interests Purchase Agreement dated as of April 16, 2008 by and among Newpark Resources, Inc., Newpark Drilling Fluids, LLC, Newpark Texas, LLC, CCS Inc. and CCS Energy Services, LLC

10.2
Termination, Release and Transaction Fee Agreement dated April 10, 2008 Among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., Trinity Storage Services, L.P., Trinity TLM Acquisitions, LLC and Moss Bluff Property, L.P., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 16, 2008 (SEC File No. 001-02960).

10.3	Form of Change in Control Agreement for Newpark Executive Officers

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NEWPARK RESOURCES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 2, 2008

NEWPARK RESOURCES, INC.
By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James E. Braun
James E. Braun, Vice President and
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gregg S. Piontek
Gregg Piontek, Vice President, Controller and Chief
Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Membership Interests Purchase Agreement dated as of April 16, 2008 by and among Newpark Resources, Inc., Newpark Drilling Fluids, LLC, Newpark Texas, LLC, CCS Inc. and CCS Energy Services, LLC

10.2
Termination, Release and Transaction Fee Agreement dated April 10, 2008 Among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., Trinity Storage Services, L.P., Trinity TLM Acquisitions, LLC and Moss Bluff Property, L.P., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 16, 2008 (SEC File No. 001-02960).

10.3	Form of Change in Control Agreement for Newpark Executive Officers

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.