Form 10-Q
period 2008-06-30
NEWPARK RESOURCES INC
filed 2008-08-01
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐       No ☑
As of July 23, 2008, a total of 89,095,714 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2008
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

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except share data)	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,243	$5,741
Receivables, net	174,974	141,949
Inventories	122,574	120,202
Deferred tax asset	27,383	28,439
Prepaid expenses and other current assets	12,846	12,131
Assets of discontinued operations	84,834	86,628

Total current assets	432,854	395,090

Property, plant and equipment, net	159,534	159,094
Goodwill	63,355	62,616
Deferred tax asset, net	399	408
Other intangible assets, net	16,648	18,474
Other assets	6,250	6,097

Total assets	$679,040	$641,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign bank lines of credit	$10,028	$7,297
Current maturities of long-term debt	11,400	11,565
Accounts payable	67,331	62,505
Accrued liabilities	26,454	20,367
Liabilities of discontinued operations	11,687	10,456

Total current liabilities	126,900	112,190

Long-term debt, less current portion	157,787	158,616
Deferred tax liability	13,913	5,923
Other noncurrent liabilities	2,291	4,386

Total liabilities	300,891	281,115

Common Stock, $0.01 par value, 100,000,000 shares authorized 90,953,756 and 90,215,175 shares issued, respectively	909	902
Paid-in capital	453,481	450,319
Accumulated other comprehensive income	16,990	13,988
Retained deficit	(83,192)	(104,545)
Less treasury stock, at cost; 1,886,000 shares	(10,039)	—

Total stockholders’ equity	378,149	360,664

Total Liabilities and Stockholders’ Equity	$679,040	$641,779

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007

Revenues	$194,032	$149,982	$372,499	$299,246

Cost of revenues	173,511	131,386	330,820	259,420

	20,521	18,596	41,679	39,826

General and administrative expenses	4,996	5,111	9,777	13,266

Operating income	15,525	13,485	31,902	26,560

Foreign currency exchange (gain) loss	(199)	(331)	97	(222)
Interest expense, net	2,649	3,812	5,876	8,232

Income from continuing operations before income taxes	13,075	10,004	25,929	18,550
Provision for income taxes	4,410	3,859	8,587	6,636

Income from continuing operations	8,665	6,145	17,342	11,914
Income (loss) from discontinued operations, net of tax	1,337	(846)	4,011	619

Net income	$10,002	$5,299	$21,353	$12,533

Basic weighted average common shares outstanding	88,762	89,979	89,454	89,907
Diluted weighted average common shares outstanding	89,073	90,671	89,671	90,359

Income per common share (basic and diluted):
Income from continuing operations	$0.10	$0.07	$0.19	$0.13
Income (loss) from discontinued operations	0.01	(0.01)	0.05	0.01

Net income per common share	$0.11	$0.06	$0.24	$0.14

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2008	2007	2008	2007

Net income	$10,002	$5,299	$21,353	$12,533

Changes in interest rate swap and cap, net of tax	824	(129)	43	(172)
Foreign currency translation adjustments	2,957	3,329	2,959	4,176

Comprehensive income	$13,783	$8,499	$24,355	$16,537

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30,
(In thousands)	2008	2007

Cash flows from operating activities:
Net income	$21,353	$12,533

Adjustments to reconcile net income to net cash provided by operations:
Net income from discontinued operations	(4,011)	(619)
Depreciation and amortization	12,272	9,952
Stock-based compensation expense	2,314	1,197
Provision for deferred income taxes	9,119	5,883
Provision for doubtful accounts	1,336	549
Loss on sale of assets	445	795
Change in assets and liabilities:
Increase in receivables	(32,170)	(5,569)
Increase in inventories	(832)	(2,488)
Increase in other assets	(961)	(1,083)
Increase in accounts payable	3,431	10,068
Increase (decrease) in accrued liabilities and other	2,939	(7,400)

Net operating activities of continuing operations	15,235	23,818
Net operating activities of discontinued operations	8,099	13,232

Net cash provided by operating activities	23,334	37,050

Cash flows from investing activities:
Capital expenditures	(11,465)	(9,302)
Proceeds from sale of property, plant and equipment	78	633

Net investing activities of continuing operations	(11,387)	(8,669)
Net investing activities of discontinued operations	(115)	(2,230)

Net cash used in investing activities	(11,502)	(10,899)

Cash flows from financing activities:
Net borrowings (payments) on lines of credit	2,098	(30,555)
Principal payments on notes payable and long-term debt	(1,014)	(6,080)
Proceeds from exercise of stock options and ESPP	1,241	1,702
Purchase of treasury stock	(10,039)	—

Net financing activities of continuing operations	(7,714)	(34,933)
Net financing activities of discontinued operations	(63)	(31)

Net cash used in financing activities	(7,777)	(34,964)

Effect of exchange rate changes	447	222

Net increase (decrease) in cash and cash equivalents	4,502	(8,591)

Cash and cash equivalents at beginning of year	5,741	12,736

Cash and cash equivalents at end of year	$10,243	$4,145

Cash paid for:
Income taxes (net of refunds)	$3,988	$3,759
Interest	$5,410	$8,410
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2008, the results of our operations for the three and six months ended June 30, 2008 and 2007, and our cash flows for the six months ended June 30, 2008 and 2007. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.
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
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. SFAS 157 introduces a fair value hierarchy (levels 1 through 3) to prioritize inputs to fair value and classifies the measurements for disclosure purposes. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurements. SFAS 157 was effective for our 2008 fiscal year and interim periods within the 2008 fiscal year. The adoption of SFAS 157 did not have a material effect on our consolidated financial position or results of operations.
•
In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under our $50.0 million term loan. These swap agreements are valued based upon level 2 fair value criteria under the guidelines of SFAS 157, where the fair value of these instruments is determined using other observable inputs-including quoted prices for similar assets/liabilities and market corroborated inputs as well as quoted prices in inactive markets. The fair value of the interest rate swap arrangements was a $0.1 million asset, net of tax as of June 30, 2008.

•
The FASB provided a one year deferral of the adoption of SFAS No. 157 for certain non-financial assets and liabilities. We elected to defer the adoption of the standard for these non-financial assets and liabilities, and are currently evaluating the impact, if any, that the deferred provisions of the standard will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for our 2008 fiscal year and interim periods within the 2008 fiscal year. The adoption of SFAS 159 did not have a material effect on our consolidated financial position or results of operations as we elected not to adopt fair value accounting on applicable financial assets and liabilities.
In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations”, (“SFAS 141(R)”) which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance, requiring that all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS 141(R) will apply to acquisitions that are effective after December 31, 2008, and application of the standard to acquisitions prior to that date is not permitted.
Note 2 — Discontinued Operations
Following a comprehensive review of all of our businesses in 2007, we decided to explore strategic alternatives with regards to our Environmental Services business, which was historically reported as a third reportable segment. We initiated a sale process for this business and entered into an agreement in October 2007 to sell the U.S. Environmental Services business to Trinity TLM Acquisitions, LLC (“Trinity”) for $81.5 million in cash and potentially an additional $8 million which could be earned under a five-year earn out provision. In April 2008, this agreement was terminated as a result of Trinity’s inability to secure acceptable financing to complete the transaction and we entered into a new agreement with CCS Inc. to sell the U.S. Environmental Services business for $85 million in cash, subject to adjustment as provided in the agreement. The termination agreement with Trinity includes provisions for the payment of a $2.5 million transaction fee to Trinity in certain circumstances. In July 2008, we received a request for additional information and documentary materials (commonly referred to as a “second request”) from the Federal Trade Commission as part of the Hart-Scott-Rodino Act review process, and we are working to provide the requested materials. Subject to customary closing conditions including receipt of regulatory approval and completion of due diligence, this sale is expected to close during the second half of 2008.

Discontinued operations includes all of the assets, liabilities and results of operations of the former Environmental Services segment, including the U.S. business described above, along with the Canadian operations, which were exited in the third quarter of 2007. Also, discontinued operations includes the results of a sawmill facility sold in August 2007 and the on-going shut-down costs associated with the Newpark Environmental Water Solutions business (“NEWS”), which was exited in 2006.
Summarized results of operations from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Revenues	$16,549	$20,852	$32,783	$43,388

Income (loss) from discontinued operations before income taxes	2,193	(1,587)	6,351	1,174

Income (loss) from discontinued operations, net of tax	1,337	(846)	4,011	619
Assets and liabilities of discontinued operations are as follows:

	June 30,	December 31,
(In thousands)	2008	2007

Receivables, net	$11,626	$10,599
Inventories	119	341
Other current assets	775	1,002
Property, plant and equipment	66,805	69,175
Other assets	5,509	5,511

Assets of discontinued operations	$84,834	$86,628

Accounts payable	$6,570	$6,165
Other Accrued liabilities	2,413	1,587
Deferred tax liability	2,704	2,704

Liabilities of discontinued operations	$11,687	$10,456

Note 3 — Acquisitions
In August 2007, we completed the acquisition of substantially all of the assets and operations of SEM Construction Company, headquartered in Grand Junction, Colorado (the “Colorado business”). The Colorado business is a full-service well site construction business engaged in construction, reclamation, maintenance, and general rig work for the oil and gas industry at drilling locations throughout Western Colorado. The financial results of this business are reported within the Mats and Integrated Services segment.
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

We are accounting for this acquisition using the purchase method of accounting and the initial allocation of the purchase price is subject to change for a period of one year following the acquisition.
The Colorado business recorded revenues of $2.3 million and $5.9 million, and an operating loss of $0.6 million and $0.7 million during the three and six months ended June 30, 2008, respectively, which included depreciation and amortization expense attributable to acquired assets of $0.5 million and $1.5 million during these respective periods.
We review goodwill and other intangible assets annually or as events or circumstances indicate that the carrying amount may not be recoverable. Should the review indicate that the carrying value is not fully recoverable, the amount of impairment loss is determined by comparing the carrying value to the fair value, which is estimated based on a combination of market multiple and discounted cash flow analysis.

Note 4 — Earnings per Share
The following table presents the reconciliation of the numerator and denominator for calculating income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Net income	$10,002	$5,299	$21,353	$12,533

Weighted average number of common shares outstanding	88,762	89,979	89,454	89,907
Add: Net effect of dilutive restricted stock, stock options and warrants	311	692	217	452

Adjusted weighted average number of common shares outstanding	89,073	90,671	89,671	90,359

For the three and six months ended June 30, 2008, we had dilutive stock options and restricted stock of approximately 1.4 million shares and 1.0 million shares, respectively. For the three and six months ended June 30, 2007, we had dilutive stock options and restricted stock of approximately 3.9 million shares and 1.3 million shares, respectively. The resulting net effects of stock options and restricted stock were used in calculating diluted income per share for these periods.
Options and warrants to purchase a total of approximately 4.0 million shares and 4.6 million shares, of common stock were outstanding during the three and six months ended June 30, 2008, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive. Options and warrants to purchase a total of approximately 1.0 million shares and 3.6 million shares, of common stock were outstanding during the three and six months ended June 30, 2007, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.
On June 1, 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our common stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. Prior to 2006, all outstanding shares of the Series B Preferred Stock were converted to common stock. The Series B Warrant was originally issued with a seven year life, expiring June 1, 2007. This warrant contains certain registration provisions, which, if not met, reduce the exercise price of the warrants by 2.5%, compounding annually, and extending the term of the warrant. As of June 30, 2008, the Series B Warrant, as adjusted for certain anti-dilution provisions, remains outstanding and provides for the right to purchase up to 2,019,870 shares of our common stock at an exercise price of $9.48. We are currently not in compliance with the registration provisions and expect to establish an effective registration of this warrant by the end of 2008. Upon completion of the registration, the remaining life of the warrant will be approximately 28 months.

Note 5 — Stock Based Compensation
During the quarter ended June 30, 2008, the Compensation Committee of our Board of Directors approved equity-based compensation to key employees, executive officers, directors and other corporate and divisional officers. These awards included a grant of 282,500 shares of performance-based restricted stock and 294,700 phantom performance-based restricted stock units, which vest subject to meeting certain performance criteria over a three year measurement period. The phantom units, if vested, will ultimately be settled in cash. The fair value on the date of grant for these awards was $7.89.
Additionally, 510,000 stock options and 762,100 stock-appreciation rights were granted at an exercise price of $7.89, which provide for equal vesting over a three-year period with a term of ten years. The estimated fair value of the stock options on the grant date using the Black-Scholes option-pricing model was $3.65. The assumptions used in the Black-Scholes model included a risk free rate of 3.54%, expected life of 5.22 years and expected volatility of 47.2%. The stock-appreciation rights, if vested, will ultimately be settled in cash.
Non-employee directors each received a grant of 10,000 shares of restricted stock reflecting a total of 60,000 shares, which vest in full on the first anniversary of the grant date.
Note 6 — Treasury Stock
In February 2008, our Board of Directors approved a plan authorizing the repurchase of up to $25.0 million of our outstanding shares of common stock. As of June 30, 2008, we had repurchased 1,886,000 shares for an aggregate price of approximately $10.0 million. All of the shares repurchased are held as treasury stock. We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Repurchases may be suspended at any time.
Note 7 — Receivables, net
Receivables consisted of the following:

	June 30,	December 31,
(In thousands)	2008	2007

Trade Receivables	$144,427	$120,641
Unbilled Receivables	33,367	24,036

Gross trade receivables	177,794	144,677
Allowance for doubtful accounts	(4,113)	(3,890)

Net trade receivables	$173,681	$140,787

Notes and other receivables	1,293	1,162

Total receivables, net	$174,974	$141,949

Note 8 — Inventory
Inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2008	2007

Finished goods- mats	$6,254	$8,120

Raw Materials and components:
Drilling fluids raw material and components	115,517	110,173
Supplies and other	803	1,909

Total raw materials and components	116,320	112,082

Total	$122,574	$120,202

Note 9 — Commitments and Contingencies
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
Other
As of June 30, 2008 and December 31, 2007, we had outstanding guarantee obligations totaling $7.4 million, in connection with facility closure bonds and other performance bonds issued by insurance companies.

Note 10 — Segment Data
The segment data has been reclassified to exclude the results of discontinued operations, as described in Note 2. Summarized financial information concerning our reportable segments is shown in the following table (net of inter-segment transfers):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Segment revenues
Fluids systems and engineering	$169,128	$131,163	$326,344	$256,461
Mats and integrated services	24,904	18,819	46,155	42,785

Total segment revenues	$194,032	$149,982	$372,499	$299,246

Segment operating income
Fluids systems and engineering	$18,104	$16,323	$39,211	$32,953
Mats and integrated services	2,417	2,273	2,468	6,873

Total segment operating income	20,521	18,596	41,679	39,826
General and administrative expenses	4,996	5,111	9,777	13,266

Total operating income from continuing operations	$15,525	$13,485	$31,902	$26,560

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
As previously reported, following a comprehensive review of all of our businesses in 2007, we decided to explore strategic alternatives with regards to our Environmental Services business, which was historically reported as a third reportable segment. We initiated a sale process for this business and entered into an agreement in October 2007 to sell the U.S. Environmental Services business to Trinity TLM Acquisitions, LLC (“Trinity”) for $81.5 million in cash and potentially an additional $8 million which could be earned under a five-year earn out provision. In April 2008, this agreement was terminated as a result of Trinity’s inability to secure acceptable financing to complete the transaction due to the difficult credit markets and we entered into a new agreement with CCS Inc. to sell the U.S. Environmental Services business for $85 million in cash, subject to adjustment as provided in the agreement. The termination agreement with Trinity includes provisions for the payment of a $2.5 million transaction fee to Trinity in certain circumstances. In July 2008, we received a request for additional information and documentary materials (commonly referred to as a “second request”) from the Federal Trade Commission as part of the Hart-Scott-Rodino Act review process, and we are working to provide the requested materials. Subject to customary closing conditions including receipt of regulatory approvals and completion of due diligence, this sale is expected to close during the second half of 2008.
Another key element of our previously communicated strategic plan is to leverage our existing platform of international operations to drive further expansion into high-growth international markets. During the first half of 2008, we have made significant progress in expanding our presence in the Brazilian market. As announced earlier this year, we were awarded a significant deepwater offshore project, and are nearing completion on the construction of a $4 million fluids plant to serve this market. These accomplishments are instrumental in expanding our presence outside the U.S. markets.
In February 2008, our Board of Directors approved a stock repurchase program, authorizing the purchase of up to $25.0 million of our outstanding shares of common stock. As part of the stock repurchase program, we established trading plans, in which 1,886,000 outstanding shares were repurchased during the first half of 2008 for an aggregate price of $10.0 million.

Results of Operations
Our operating results depend in large measure on oil and gas drilling activity levels in the markets we serve, as well as on the depth of drilling, which governs the revenue potential of each well. These levels, in turn, depend on oil and gas commodity pricing, inventory levels and product demand. Rig count data is the most widely accepted indicator of drilling activity. Key average rig count data for 2008 and 2007 are as follows:

	Three Months Ended June 30,		2008 vs 2007
	2008	2007	Count	%

U.S. Rig Count	1,864	1,757	107	6%
Canadian Rig Count	166	144	22	15%

Total	2,030	1,901	129	7%

	Six Months Ended June 30,		2008 vs 2007
	2008	2007	Count	%

U.S. Rig Count	1,817	1,746	71	4%
Canadian Rig Count	341	333	8	2%

Total	2,158	2,079	79	4%

Source: Baker Hughes Incorporated
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Three Months Ended June 30,		2008 vs 2007
(In thousands)	2008	2007	$	%

Segment revenues
Fluids systems and engineering	$169,128	$131,163	$37,965	29%
Mats and integrated services	24,904	18,819	6,085	32%

Total segment revenues	$194,032	$149,982	$44,050	29%

Segment operating income
Fluids systems and engineering	$18,104	$16,323	$1,781
Mats and integrated services	2,417	2,273	144

Total segment operating income	20,521	18,596	1,925
General and administrative expenses	4,996	5,111	(115)

Operating income	$15,525	$13,485	$2,040

Segment operating margin
Fluids systems and engineering	10.7%	12.4%
Mats and integrated services	9.7%	12.1%
Total segment operating margin	10.6%	12.4%

	Six Months Ended June 30,		2008 vs 2007
(In thousands)	2008	2007	$	%

Segment revenues
Fluids systems and engineering	$326,344	$256,461	$69,883	27%
Mats and integrated services	46,155	42,785	3,370	8%

Total segment revenues	$372,499	$299,246	$73,253	24%

Segment operating income
Fluids systems and engineering	$39,211	$32,953	$6,258
Mats and integrated services	2,468	6,873	(4,405)

Total segment operating income	41,679	39,826	1,853
General and administrative expenses	9,777	13,266	(3,489)

Operating income	$31,902	$26,560	$5,342

Segment operating margin
Fluids systems and engineering	12.0%	12.8%
Mats and integrated services	5.3%	16.1%
Total segment operating margin	11.2%	13.3%
Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007
Fluids Systems and Engineering
Revenues
Total revenues for this segment consisted of the following:

	Three Months Ended June 30,		2008 vs 2007
(In thousands)	2008	2007	$	%

North America	$95,761	$82,978	$12,783	15%
Mediterranean and South America	34,376	20,199	14,177	70%

Total drilling fluid and engineering revenues	130,137	103,177	26,960	26%
Completion fluids and services	22,139	17,731	4,408	25%
Industrial materials	16,852	10,255	6,597	64%

Total	$169,128	$131,163	$37,965	29%

North American drilling fluid and engineering revenues increased 15% to $95.8 million for the quarter ended June 30, 2008, as compared to $83.0 million for the quarter ended June 30, 2007. While North American rig activity increased 7% during this period, the number of rigs serviced by this business segment increased 18% reflecting continued market share growth within the markets that we service.
In the quarter ended June 30, 2008, our Mediterranean and South American revenues increased 70% over the same period in 2007. This revenue increase was driven largely by the increased rig activity and continued market penetration into the North African and Eastern European markets, a $3.1 million increase due to the euro to US dollar translation rate, along with a $3.5 million increase in revenues generated in Brazil in the 2008 period.
Revenues in our completion fluids and services business increased 25% for the quarter ended June 30, 2008, as compared to the same period in 2007, due to strong demand for rental equipment and services for well completion activities in the Mid-continent region served by this business.

Revenues in our industrial materials businesses increased 64% for the quarter ended June 30, 2008, as compared to the same period in 2007, resulting from an 18% increase in sales volume, along with significant pricing increases to help offset higher barite transportation costs.
Operating Income
Operating income for this segment increased $1.8 million for the quarter ended June 30, 2008 on a $38.0 million increase in revenues, compared to the same period in 2007, reflecting a decline in operating margin from 12.4% to 10.7%. These changes include a $1.9 million increase in operating profits on the $23.8 million increase in revenues from the North American operations. The incremental operating margin was negatively impacted by new customer activity that is initially at lower margins due to start-up inefficiencies, unfavorable product mix, along with inflationary cost increases related to personnel, barite, fuel and other material costs. Also, we incurred approximately $1.0 million of higher spending in the second quarter of 2008, primarily related to large repair and maintenance projects and asset disposals, which further contributed to the decline in operating margin. During this same period, operating profits from the international operations were unchanged on the $14.2 million increase in revenues, which included a $3.1 million revenue increase attributable to the strengthening euro exchange rate. Incremental profits associated with the remaining $11.1 million of revenues were offset by higher operating expenses attributable to personnel, legal settlements, higher transportation and logistics costs due to the location of projects and start-up costs associated with new contracts.
As the operating profits for the quarter ended June 30, 2008 were negatively impacted by a weaker product mix and start-up costs associated with our expansion into new areas, we anticipate that the operating margins will improve in future periods from the levels experienced this quarter.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Three Months Ended June 30,		2008 vs 2007
(In thousands)	2008	2007	$	%

Mat rental and integrated services	$14,311	$16,500	$(2,189)	(13%)
Mat sales	10,593	2,319	8,274	357%

Total	$24,904	$18,819	$6,085	32%

Total mat rental and integrated services revenues decreased by $2.2 million in the quarter ended June 30, 2008, compared to the same period in 2007 as $2.3 million of second quarter 2008 revenues generated by the Colorado business acquired in August 2007 were more than offset by a $4.5 million decline in rental and related service volume in the Gulf Coast region, driven by weakness in the South Louisiana land rig count. The significant decline in the South Louisiana land rig counts compared to the prior year also contributed to increased competition in the Gulf Coast markets, negatively impacting pricing.
Mat sales primarily consist of export sales of composite mats to various international markets. Mat sales volume increased by $8.3 million in the second quarter of 2008 from the comparable period of 2007, as mats sales volumes typically fluctuate significantly based on the specific timing of large order deliveries.

Operating Income
Mats and integrated services operating income increased slightly to $2.4 million for the quarter ended June 30, 2008 on a $6.1 million increase in revenues compared to the same period in 2007, reflecting a decrease in operating margins to 9.7% from 12.1%. The decrease in operating margin is primarily attributable to the change in sales mix. The Colorado business acquired in August 2007 generated revenues of $2.3 million and an operating loss of $0.6 million in the quarter ended June 30, 2008, which included $0.5 million of depreciation and amortization related to acquired assets. The remaining operations, which primarily service the Gulf Coast area, generated a $3.8 million increase in revenues, which resulted in $0.7 million of increased operating profits, despite a $0.6 million charge for receivable write-downs in the second quarter of 2008.
General and Administrative Expense
General and administrative expense decreased $0.1 million to $5.0 million for the quarter ended June 30, 2008 from the comparable period of 2007.
Interest Expense, net
Interest expense, net totaled $2.6 million for the quarter ended June 30, 2008 compared to $3.8 million for the quarter ended June 30, 2007. The decrease in interest expense is primarily attributable to lower interest rates in 2008 under the new credit facilities established in December 2007. As of June 30, 2008, the weighted average borrowing rate under the new credit facilities was 5.26% compared to a weighted average borrowing rate of 7.80% at June 30, 2007 under the former credit facilities.
Provision for Income Taxes
The provision for income taxes for the quarter ended June 30, 2008 was $4.4 million, reflecting an income tax rate of 33.7%, compared to $3.9 million for the prior year period, reflecting an income tax rate of 38.5%. The higher effective rate in the 2007 period resulted from changes in full year projections and the recording of discrete tax events in the period. The full year income tax rate for 2008 is projected to be between 34% and 35%.
Discontinued Operations
Discontinued operations includes all of the assets, liabilities and results of operations associated with the former Environmental Services segment, including the U.S. business described above, along with the Canadian operations, which were exited in the third quarter of 2007. Also, discontinued operations includes the results of a sawmill facility sold in August 2007 and the on-going shut-down costs associated with the Newpark Environmental Water Solutions business (“NEWS”), which was exited in 2006.
During the quarter ended June 30, 2008, discontinued operations generated a pre-tax operating profit of $2.2 million, which reflects an operating profit of $2.5 million from the on-going U.S. Environmental Services business, offset by $0.3 million of shut-down expenses associated with the other exited businesses. The provision for income taxes was $0.9 million, reflecting an effective rate of 39.0%, resulting in a net income from discontinued operations of $1.3 million.
During the quarter ended June 30, 2007, discontinued operations generated a pre-tax operating loss of $1.6 million, including a $3.0 million operating profit from the U.S. Environmental Services business, offset by a $3.2 million impairment of the sawmill facility resulting from an agreement to sell that operation, a $0.9 million charge related to the impairment of assets and settlement of outstanding claims in the NEWS business, along with a combined $0.4 million operating losses from these discontinued operations. The provision for income taxes was $0.7 million, reflecting an effective rate of 46.7%, resulting in a net loss from discontinued operations of $0.9 million.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Fluids Systems and Engineering
Revenues
Total revenues for this segment consisted of the following:

	Six Months Ended June 30,		2008 vs 2007
(In thousands)	2008	2007	$	%

North America	$185,768	$161,967	$23,801	15%
Mediterranean and South America	63,033	35,301	27,732	79%

Total drilling fluid and engineering revenues	248,801	197,268	51,533	26%
Completion fluids and services	44,105	36,971	7,134	19%
Industrial materials	33,438	22,222	11,216	50%

Total	$326,344	$256,461	$69,883	27%

North American drilling fluid and engineering revenues increased 15% to $185.8 million for the six months ended June 30, 2008, as compared to $162.0 million for the six months ended June 30, 2007. While North American rig activity increased 4% during this period, the number of rigs serviced by this business segment increased 16% reflecting continued market share growth within the markets that we service.
In the six months ended June 30, 2008, our Mediterranean and South American revenues increased 79% over the same period in 2007. This revenue increase was driven largely by the increased rig activity and continued market penetration into the North African and Eastern European markets, a $5.3 million increase due to euro to US dollar translation rate, along with a $3.9 million increase in revenues generated in Brazil in the 2008 period.
Revenues in our completion fluids and services business increased 19% for the six months ended June 30, 2008, as compared to the same period in 2007, due to strong demand for rental equipment and services for well completion activities in the Mid-continent region served by this business.
Revenues in our industrial materials businesses increased 50% for the six months ended June 30, 2008, as compared to the same period in 2007, resulting from a 13% increase in sales volume, along with significant pricing increases to help offset higher barite transportation costs.
Operating Income
Operating income for this segment increased $6.3 million for the six months ended June 30, 2008 on a $69.9 million increase in revenues, compared to the same period in 2007, reflecting a decline in operating margin from 12.8% to 12.0%. These changes include a $5.3 million increase in operating profits on the $42.2 million increase in revenues from the North American operations. As noted above, the second quarter of 2008 includes a significant level of new customer activity that is initially at lower margins due to start-up inefficiencies, unfavorable product mix, along with inflationary cost increases and other expenses which all contribute to a decline in operating margin for the six months ended June 30, 2008. Operating profits from the international operations for the six months ended June 30, 2008 increased $1.0 million on the $27.7 million increase in revenues, which included a $5.3 million revenue increase attributable to the strengthening euro exchange rate. Incremental profits associated with the remaining $22.4 million of revenues were somewhat offset by higher operating expenses attributable to personnel, higher transportation and logistics costs due to the location of projects, and start-up costs associated with new contracts.

Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Six Months Ended June 30,		2008 vs 2007
(In thousands)	2008	2007	$	%

Mat rental and integrated services	$31,261	$33,790	$(2,529)	(7%)
Mat sales	14,894	8,995	5,899	66%

Total	$46,155	$42,785	$3,370	8%

Total mat rental and integrated services revenues decreased by $2.5 million in the six months ended June 30, 2008, compared to the same period in 2007 as $5.9 million of 2008 revenues generated by the Colorado business acquired in August 2007 was more than offset by an $8.4 million decline in rental and related service volume in the Gulf Coast region, driven by weakness in the South Louisiana land rig count. The significant decline in the South Louisiana land rig counts compared to the prior year also contributed to increased competition in the Gulf Coast markets, negatively impacting pricing.
Mat sales primarily consist of export sales of composite mats to various international markets. Mat sales volume increased by $5.9 million in the first half of 2008 from the comparable period of 2007, as mats sales volumes typically fluctuate significantly based on the specific timing of large order deliveries.
Operating Income
Mats and integrated services operating income decreased by $4.4 million to $2.5 million for the six months ended June 30, 2008 on a $3.4 million increase in revenues compared to the same period in 2007, reflecting a decrease in operating margins to 5.3% from 16.1%. The decrease in operating margin is primarily attributable to the change in sales mix. The Colorado business acquired in August 2007 generated revenues of $5.9 million and an operating loss of $0.7 million in the six months ended June 30, 2008, which included $1.5 million of depreciation and amortization related to acquired assets. Operating profits for the remaining operations, which primarily service the Gulf Coast area, declined by $3.7 million on a $2.5 million decline in revenue. As noted above, this $2.5 million decline in revenue included an $8.4 million decrease in rental and integrated services revenue, offset by a $5.9 million increase in mat sales. The high rate of flow-through of the revenues decline to operating profits is primarily due to the mix shift from rental and integrated service activities, which have a relatively fixed cost structure, as well as additional pricing pressure resulting from the significantly lower rig counts in the region. Also, the business recorded $1.8 million of pre-tax charges in the first half of 2008 related primarily to inventory and receivable write-downs, as well as severance and related costs associated with restructuring activities in this segment.
General and Administrative Expense
General and administrative expense decreased $3.5 million to $9.8 million for the six months ended June 30, 2008 from the comparable period of 2007. The decrease is primarily attributable to $2.8 million of legal expenses incurred in the first half of 2007 related to the settlement of the shareholder class action and derivative litigation, along with $1.0 million of costs related corporate strategic planning projects.

Interest Expense, net
Interest expense, net totaled $5.9 million for the six months ended June 30, 2008 compared to $8.2 million for the six months ended June 30, 2007. The decrease in interest expense is primarily attributable to lower interest rates in 2008 under the new credit facilities established in December 2007. As of June 30, 2008, the weighted average borrowing rate under the new credit facilities was 5.26%, compared to a weighted average borrowing rate of 7.80% at June 30, 2007 under the former credit facilities.
Provision for Income Taxes
The provision for income taxes for the six months ended June 30, 2008 was $8.6 million, reflecting an income tax rate of 33.1%, compared to $6.6 million for the prior year period, reflecting an income tax rate of 35.8%.
Discontinued Operations
During the six months ended June 30, 2008, discontinued operations generated a pre-tax operating profit of $6.4 million, which includes an operating profit of $6.7 million from the on-going U.S. Environmental Services business, offset by $0.3 million of continuing expenses associated with the other exited businesses. The provision for income taxes was $2.3 million, reflecting an effective rate of 36.8%, resulting in a net income from discontinued operations of $4.0 million.
During the six months ended June 30, 2007, discontinued operations generated a pre-tax operating profit of $1.2 million, including a $6.0 million operating profit from the U.S. Environmental Services business, offset by a $3.2 million impairment of the sawmill facility resulting from an agreement to sell that operation, a $0.9 million charge related to the impairment of assets and settlement of outstanding claims in the NEWS business, along with a combined $0.7 million operating loss from these discontinued operations. The provision for income taxes was $0.6 million, resulting in net income from discontinued operations of $0.6 million.
Liquidity and Capital Resources
Net cash provided by operating activities during the six months ended June 30, 2008 totaled $23.3 million. Net income adjusted for non-cash items generated $42.8 million of cash during the period, while increases in working capital used $27.6 million of cash. The increase in working capital during the period includes a $32.2 million increase in receivables, resulting from the higher revenues generated in the period. Cash provided by operating activities of discontinued operations was $8.1 million.
Net cash used in investing activities during the six months ended June 30, 2008 was $11.5 million, consisting primarily of capital expenditures. Net cash used in financing activities during the six months ended June 30, 2008 totaled $7.8 million which included $10.0 million to purchase outstanding shares under our stock repurchase program.
We anticipate that our working capital requirements for continuing operations will remain consistent with the changes in revenue in the near term. As described previously, our Board of Directors approved a plan authorizing the repurchase of up to $25.0 million of our outstanding shares of common stock and we are repurchasing shares under a trading plan established as part of the program. We also anticipate capital expenditures in 2008 to be approximately $22.0 million. Cash generated by operations, proceeds from the anticipated sale of the Environmental Services business, and our continued focus on improving our collection cycle are expected to be adequate to fund our anticipated capital needs.

Our long term capitalization was as follows as of:

	June 30,	December 31,
(In thousands)	2008	2007

Term loan	$50,000	$50,000
Revolving credit facility	117,000	117,000
Foreign bank lines of credit	10,028	7,676
Other	2,187	2,802

Total	179,215	177,478
Less: current portion	(21,428)	(18,862)

Long-term portion of debt	157,787	158,616
Stockholder’s equity	378,149	360,664

Total long-term capitalization	$535,936	$519,280

Long-term debt to long-term capitalization	29.4%	30.5%

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
We can elect to borrow under the Credit Agreement at an interest rate either based on the prime rate plus a margin ranging from 0 to 100 basis points or at LIBOR plus a margin ranging from 150 to 250 basis points, both of which margins vary depending on our leverage. As of June 30, 2008, $143.0 million of the outstanding principal is bearing interest at LIBOR plus 225 basis points, or 5.18%, while the remaining $24.0 million in outstanding principal is bearing interest at Prime Rate plus 50 basis points, or 5.75%. In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under the Term Loan. The initial notional amount of the swap agreements totals $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the Term Loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable LIBOR margin, which was 225 basis points at June 30, 2008, over the term of the loan. The weighted average interest rates on the outstanding balances under the credit facilities as of June 30, 2008 and December 31, 2007 were 5.26% and 6.95%, respectively.
The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.
At June 30, 2008, $11.2 million in letters of credit were issued and outstanding and $117 million was outstanding under our revolving credit facility, leaving $46.8 million of availability at that date.
The Credit Agreement contains covenants normal and customary for lending facilities of this nature. The financial covenants include requirements to maintain certain thresholds for a fixed-charge coverage ratio, a consolidated leverage ratio, and a funded debt-to-capitalization ratio. As of June 30, 2008, we were in compliance with these financial covenants. The Credit Agreement also contains covenants that allow for, but limit, our ability to pay dividends, repurchase our common stock, and incur additional indebtedness.

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
Interest Rate Risk
Our policy historically has been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At June 30, 2008, we had total debt outstanding of $179.2 million, all of which is subject to variable rate terms. As described above, we entered into interest rate swap agreements in January 2008 to effectively fix the underlying LIBOR rate on our borrowings under the Term Loan. Through these swap arrangements, we have effectively fixed the interest rate on $50.0 million, or 28%, of our total debt outstanding as of June 30, 2008. The fair value of the interest rate swap arrangements was a $0.1 million asset, net of tax as of June 30, 2008.
The remaining $129.2 million of debt outstanding at June 30, 2008 bears interest at a floating rate. At June 30, 2008, the weighted average interest rate under our floating-rate debt was approximately 5.02%. A 200 basis point increase in market interest rates during 2008 would cause our annual interest expense to increase approximately $1.7 million, net of taxes, resulting in $0.02 per diluted share reduction in annual earnings.
Foreign Currency
Our principal foreign operations are conducted in areas surrounding the Mediterranean Sea, Canada and Brazil. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate. Historically, we have not used financial hedging instruments to manage foreign currency risks when our businesses enter into a transaction denominated in a currency other than their functional currencies because the dollar amount of these transactions has not warranted our using hedging instruments.

ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.
Changes in internal control over financial reporting
There has been no change in internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
The information set forth in the legal proceedings section of Note 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.
ITEM 1A. Risk Factors

Information regarding risk factors appears in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2007. The risk factor described below updates, and should be read in conjunction with, the risk factors identified in our Annual Report on Form 10-K for the period ended December 31, 2007.

The ability to provide many of our drilling fluid systems could be negatively impacted if we experience interruptions in deliveries of raw materials.

We currently secure the majority of our barite ore, which is a principal component of many drilling fluid systems, from foreign sources, primarily China and India. We rely upon the ability of our suppliers to mine the crude ore, provide the quality control function required to produce ore meeting market specifications and to manage the internal transportation and storage required to move the crude ore to designated ports for loading onto ocean vessels contracted by us. The internal logistics and supply chain infrastructure in China has struggled in keeping pace with the rapid expansion of China’s economy, resulting in periodic constraints in the supply of all raw materials. In addition, the supply of our barite ore is also vulnerable to other factors beyond our control including power shortages, political priorities (for example, the Olympic Games), and pending government imposed export fees in China as well as natural disasters such as the recent earthquake in Sichuan Province, China. Depending upon the extent of the damage and disruption caused by this earthquake to our suppliers and the transportation infrastructure, as well as the other factors listed above, our fluids systems and engineering segment as well as our operating results may be adversely affected.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)   Not applicable
(b)   Not applicable
(c)   The following table details our repurchases of shares of our common stock, for the three months ended June 30, 2008:

			Total Number of	Maximum Approximate Dollar
			Shares Purchased as Part	Value of Shares that May Yet
	Total Number of	Average Price	of Publicly Announced	be Purchased Under
Period	Shares Purchased	per Share	Plans or Programs	the Plans or Programs
April 1 - 30, 2008	770,000	$5.51	1,554,000	$17.0 million
May 1 - 31, 2008	332,000	$6.10	1,886,000	$15.0 million
June 1 - 30, 2008	—		1,886,000	$15.0 million

Total	1,102,000	$5.69
In February 2008, our Board of Directors approved a stock repurchase plan authorizing the repurchase of up to $25 million of our outstanding shares of common stock. These purchases may be funded with borrowings under our revolving credit facility. Repurchases may be suspended at any time.
ITEM 3. Defaults Upon Senior Securities
Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	We held an Annual Meeting of Stockholders on June 11, 2008.

(b)	The following seven directors were elected at that meeting to serve until the next Annual Meeting of Stockholders, with the following votes cast:

	For	Withheld
Jerry W. Box	74,244,522	10,930,847
F. Walker Tucei, Jr.	73,885,708	11,289,661
Gary L. Warren	74,340,328	10,835,041
David C. Anderson	74,279,763	10,895,606
Paul L. Howes	74,330,132	10,845,237
James W. McFarland, Ph. D.	73,876,733	11,298,636
G. Stephen Finley	74,258,162	10,917,207
(c)	Newpark Resources, Inc. 2008 Employee Stock Purchase Plan was adopted by the Company’s stockholders, with the following votes cast:

For	Against	Abstain

72,538,211	264,814	2,578,677
Stockholders ratified the selection of Ernst & Young LLP as independent auditors for the year ended December 31, 2008 with the following votes cast:

For	Against	Abstain	Broker Non-Vote

85,040,203	43,197	91,968	9,793,667
ITEM 5. Other Information
Not applicable.
ITEM 6. Exhibits
10.1
Membership Interests Purchase Agreement dated as of April 16, 2008 by and among Newpark Resources, Inc., Newpark Drilling Fluids, LLC, Newpark Texas, LLC, CCS Inc. and CCS Energy Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 2, 2008).

10.2
Termination, Release and Transaction Fee Agreement dated April 10, 2008 Among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., Trinity Storage Services, L.P., Trinity TLM Acquisitions, LLC and Moss Bluff Property, L.P., (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 16, 2008 (SEC File No. 001-02960)).

10.3
Employment Agreement, dated as of June 2, 2008, by and between Newpark Resources, Inc. and William D. Moss (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 6, 2008).

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
Date: August 1, 2008

NEWPARK RESOURCES, INC.
By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James E. Braun
James E. Braun, Vice President and
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gregg S. Piontek
Gregg Piontek, Vice President, Controller and
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
10.1
Membership Interests Purchase Agreement dated as of April 16, 2008 by and among Newpark Resources, Inc., Newpark Drilling Fluids, LLC, Newpark Texas, LLC, CCS Inc. and CCS Energy Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 2, 2008).

10.2
Termination, Release and Transaction Fee Agreement dated April 10, 2008 Among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., Trinity Storage Services, L.P., Trinity TLM Acquisitions, LLC and Moss Bluff Property, L.P., (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 16, 2008 (SEC File No. 001-02960)).

10.3
Employment Agreement, dated as of June 2, 2008, by and between Newpark Resources, Inc. and William D. Moss (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 6, 2008).

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.