Form 10-Q
period 2008-09-30
NEWPARK RESOURCES INC
filed 2008-10-31
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to  _____.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 22, 2008, a total of 88,446,522 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2008
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

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except share data)	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,888	$5,741
Receivables, net	186,628	141,949
Inventories	121,226	120,202
Deferred tax asset	23,359	28,439
Prepaid expenses and other current assets	13,586	12,131
Assets of discontinued operations	80,556	86,628

Total current assets	436,243	395,090

Property, plant and equipment, net	165,183	159,094
Goodwill	61,913	62,616
Deferred tax asset, net	383	408
Other intangible assets, net	16,425	18,474
Other assets	4,471	6,097

Total assets	$684,618	$641,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign bank lines of credit	$9,234	$7,297
Current maturities of long-term debt	10,397	11,565
Accounts payable	71,269	62,505
Accrued liabilities	31,787	20,367
Liabilities of discontinued operations	14,022	10,456

Total current liabilities	136,709	112,190

Long-term debt, less current portion	153,635	158,616
Deferred tax liability	10,977	5,923
Other noncurrent liabilities	3,697	4,386

Total liabilities	305,018	281,115

Common Stock, $0.01 par value, 100,000,000 shares authorized 91,064,717 and 90,215,715 shares issued, respectively	910	902
Paid-in capital	455,856	450,319
Accumulated other comprehensive income	10,701	13,988
Retained deficit	(72,774)	(104,545)
Less treasury stock, at cost; 2,618,195 shares	(15,093)	—

Total stockholders’ equity	379,600	360,664

Total Liabilities and Stockholders’ Equity	$684,618	$641,779

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2008	2007	2008	2007

Revenues	$211,568	$153,778	$584,067	$453,024

Cost of revenues	184,836	133,756	515,656	393,176

	26,732	20,022	68,411	59,848

General and administrative expenses	6,816	4,567	16,593	17,833

Operating income	19,916	15,455	51,818	42,015

Foreign currency exchange loss (gain)	36	(57)	133	(279)
Interest expense, net	2,499	3,950	8,375	12,182

Income from continuing operations before income taxes	17,381	11,562	43,310	30,112
Provision for income taxes	5,714	3,950	14,301	10,586

Income from continuing operations	11,667	7,612	29,009	19,526
(Loss) income from discontinued operations, net of tax	(1,249)	(229)	2,762	2,563
Loss from disposal of discontinued operations, net of tax	—	—	—	(2,173)

Net income	$10,418	$7,383	$31,771	$19,916

Basic weighted average common shares outstanding	88,682	90,085	89,227	89,965
Diluted weighted average common shares outstanding	89,109	90,542	89,569	90,503

Income per common share-basic:
Income from continuing operations	$0.13	$0.08	$0.33	$0.22
(Loss) income from discontinued operations	(0.01)	—	0.03	—

Net income per common share	$0.12	$0.08	$0.36	$0.22

Income per common share-diluted:
Income from continuing operations	$0.13	$0.08	$0.32	$0.22
(Loss) income from discontinued operations	(0.01)	—	0.03	—

Net income per common share	$0.12	$0.08	$0.35	$0.22

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Net income	$10,418	$7,383	$31,771	$19,916

Changes in interest rate swap and cap, net of tax	(117)	84	(74)	(88)
Foreign currency translation adjustments	(6,172)	2,255	(3,213)	6,431

Comprehensive income	$4,129	$9,722	$28,484	$26,259

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2008	2007

Cash flows from operating activities:
Net income	$31,771	$19,916
Adjustments to reconcile net income to net cash provided by operations:
Net income from discontinued operations	(2,762)	(2,563)
Net loss on disposal of discontinued operations	—	2,173
Depreciation and amortization	18,283	14,835
Stock-based compensation expense	4,034	2,270
Provision for deferred income taxes	10,130	8,385
Provision for doubtful accounts	1,752	530
(Gain) loss on sale of assets	(345)	193
Change in assets and liabilities:
(Increase) decrease in receivables	(49,170)	3,872
Increase in inventories	(7,038)	(1,340)
Increase in other assets	(3,871)	(3,994)
Increase in accounts payable	9,635	7,606
Increase (decrease) in accrued liabilities and other	10,901	(4,099)

Net operating activities of continuing operations	23,320	47,784
Net operating activities of discontinued operations	13,899	15,018

Net cash provided by operating activities	37,219	62,802

Cash flows from investing activities:
Capital expenditures	(16,621)	(13,227)
Proceeds from sale of property, plant and equipment	522	888
Business acquisitions	—	(21,919)

Net investing activities of continuing operations	(16,099)	(34,258)
Net investing activities of discontinued operations	(551)	153

Net cash used in investing activities	(16,650)	(34,105)

Cash flows from financing activities:
Net payments on lines of credit	(1,625)	(15,766)
Principal payments on notes payable and long-term debt	(2,116)	(20,806)
Proceeds from exercise of stock options and ESPP	1,897	2,016
Purchase of treasury stock	(15,093)	—

Net financing activities of continuing operations	(16,937)	(34,556)
Net financing activities of discontinued operations	(63)	(45)

Net cash used in financing activities	(17,000)	(34,601)

Effect of exchange rate changes	1,578	580

Net increase (decrease) in cash and cash equivalents	5,147	(5,324)

Cash and cash equivalents at beginning of year	5,741	12,736

Cash and cash equivalents at end of year	$10,888	$7,412

Cash paid for:
Income taxes (net of refunds)	$5,348	$4,686
Interest	$7,943	$12,486
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2008, the results of our operations for the three and nine months ended September 30, 2008 and 2007, and our cash flows for the nine months ended September 30, 2008 and 2007. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.
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
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008.
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
•
In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under our $50.0 million term loan. These swap agreements are valued based upon level 2 fair value criteria under the guidelines of SFAS 157, where the fair value of these instruments is determined using other observable inputs-including quoted prices for similar assets/liabilities and market corroborated inputs as well as quoted prices in inactive markets. The fair value of the interest rate swap arrangements was a $0.1 million liability, net of tax as of September 30, 2008.

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
Note 2 — Discontinued Operations
Following a comprehensive review of all of our businesses in 2007, we decided to explore strategic alternatives with regards to our Environmental Services business, which was historically reported as a third reportable segment. We initiated a sale process for this business and entered into an agreement in October 2007 to sell the U.S. Environmental Services business to Trinity TLM Acquisitions, LLC (“Trinity”) for $81.5 million in cash and potentially an additional $8 million which could be earned under a five-year earn out provision. In April 2008, this agreement was terminated as a result of Trinity’s inability to secure acceptable financing to complete the transaction and we entered into a new agreement with CCS Inc. to sell the U.S. Environmental Services business for $85 million in cash, subject to adjustment as provided in the agreement. The termination agreement with Trinity includes provisions for the payment of a $2.5 million transaction fee to Trinity in certain circumstances. On October 23, 2008, the Federal Trade Commission (“FTC”) filed suit in the United States District Court for the Southern District of Texas seeking a Temporary Restraining Order and Preliminary Injunction to prevent us and CCS from concluding the previously announced sale of our environmental services business. The FTC alleges that the proposed combination of CCS and our environmental services business would have an anti-competitive impact on the alleged markets. We disagree with the FTC’s position at this time and intend to oppose the FTC’s request to obtain a preliminary injunction preventing consummation of the proposed transaction. Simultaneous with the filing of the lawsuit in the Southern District of Texas, the FTC also filed an Administrative Complaint and has scheduled hearings before an Administrative Law Judge for January of 2009. If a preliminary injunction preventing consummation is granted and not overturned on appeal, we would expect to terminate the agreement with CCS for the sale of our environmental business and not go forward with the administrative hearings. If a preliminary injunction is finally denied, the Commission has the opportunity to withdraw its administrative complaint.

Discontinued operations includes all of the assets, liabilities and results of operations of the former Environmental Services segment, including the U.S. business described above, along with the Canadian operations, which were exited in the third quarter of 2007. Also, discontinued operations includes the results of a sawmill facility sold in August 2007 and the continued shut-down costs associated with the Newpark Environmental Water Solutions business (“NEWS”), which was exited in 2006.
Summarized results of operations from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Revenues	$14,628	$17,080	$47,411	$60,468
(Loss) income from discontinued operations before income taxes	(2,015)	(431)	4,336	4,830
(Loss) Income from discontinued operations, net of tax	(1,249)	(229)	2,762	2,563
Loss from disposal of discontinued operations, before income taxes	—	—	—	(4,095)
Loss from disposal of discontinued operations, net of tax	—	—	—	(2,173)
Assets and liabilities of discontinued operations are as follows:

	September 30,	December 31,
(In thousands)	2008	2007

Receivables, net	$10,729	$10,599
Inventories	116	341
Other current assets	370	1,002
Property, plant and equipment	65,552	70,873
Other assets	3,789	3,813

Assets of discontinued operations	$80,556	$86,628

Accounts payable	$7,064	$6,165
Other accrued liabilities	2,541	1,587
Deferred tax liability	4,417	2,704

Liabilities of discontinued operations	$14,022	$10,456

In the third quarter of 2008, $1.7 million in property, plant and equipment previously classified as discontinued operations was reclassified to continuing operations as we have implemented a plan to utilize these assets in on-going operations.

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

The Colorado business recorded revenues of $4.3 million and $10.2 million, and an operating income (loss) of $0.4 million and ($0.3) million during the three and nine months ended September 30, 2008, respectively, which included depreciation and amortization expense attributable to acquired assets of $0.6 million and $2.1 million during these respective periods.
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
Note 4 — Earnings per Share
The following table presents the reconciliation of the numerator and denominator for calculating income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Net income	$10,418	$7,383	$31,771	$19,916

Weighted average number of common shares outstanding	88,682	90,085	89,227	89,965
Add: Net effect of dilutive restricted stock, stock options and warrants	427	457	342	538

Adjusted weighted average number of common shares outstanding	89,109	90,542	89,569	90,503

For the three and nine months ended September 30, 2008, we had dilutive stock options and restricted stock of approximately 1.6 million shares and 1.4 million shares, respectively. For the three and nine months ended September 30, 2007, we had dilutive stock options and restricted stock of approximately 0.9 million shares and 1.2 million shares, respectively. The resulting net effects of stock options and restricted stock were used in calculating diluted income per share for these periods.

Options and warrants to purchase a total of approximately 4.0 million shares and 4.1 million shares, of common stock were outstanding during the three and nine months ended September 30, 2008, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive. Options and warrants to purchase a total of approximately 4.7 million shares and 3.9 million shares, of common stock were outstanding during the three and nine months ended September 30, 2007, respectively, but were not included in the computation of diluted income per share because they were anti-dilutive.
On June 1, 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our common stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. Prior to 2006, all outstanding shares of the Series B Preferred Stock were converted to common stock. The Series B Warrant was originally issued with a seven year life, expiring June 1, 2007. This warrant contains certain registration provisions, which, if not met, reduce the exercise price of the warrants by 2.5%, for each year we are not in compliance with the registration requirements and extend the term of the warrant. As of September 30, 2008, the Series B Warrant, as adjusted for certain anti-dilution provisions, remains outstanding and provides for the right to purchase up to 2,094,235 shares of our common stock at an exercise price of $9.14. We are currently not in compliance with the registration provisions and expect to establish an effective registration of this warrant by the end of 2008. Upon completion of the registration, the remaining life of the warrant will be approximately 28 months.
Note 5 — Treasury Stock
In February 2008, our Board of Directors approved a plan authorizing the repurchase of up to $25.0 million of our outstanding shares of common stock. As of September 30, 2008, we had repurchased 2,618,195 shares for an aggregate price of approximately $15.1 million. Of these repurchases, 732,195 were repurchased in the third quarter of 2008 for an aggregate price of $5.1 million. All of the shares repurchased are held as treasury stock. We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.
Note 6 — Receivables, net
Receivables consisted of the following:

	September 30,	December 31,
(In thousands)	2008	2007

Trade receivables	$149,463	$120,641
Unbilled receivables	40,167	24,036

Gross trade receivables	189,630	144,677
Allowance for doubtful accounts	(3,768)	(3,890)

Net trade receivables	185,862	140,787

Notes and other receivables	766	1,162

Total receivables, net	$186,628	$141,949

Note 7 — Inventory
Inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2008	2007

Finished goods- mats	$7,547	$8,120

Raw materials and components:
Drilling fluids raw material and components	112,977	110,173
Supplies and other	702	1,909

Total raw materials and components	113,679	112,082

Total	$121,226	$120,202

In the third quarter of 2008, $4.2 million of raw materials inventory which serves as a permanent sub-surface for our barite ore, was reclassified to property, plant and equipment.
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
The outcomes of the Cole and Hardey proceedings are not certain; however it is the opinion of management that any liability in these matters should not have a material effect on our consolidated financial statements.
SEC Investigation
On March 12, 2007, we were advised that the Securities and Exchange Commission (“SEC”) has opened a formal investigation into the matters disclosed in Amendment No. 2 to our Annual Report on Form 10-K/A filed on October 10, 2006. On September 30, 2008, Newpark’s former auditors, Ernst and Young, were served with a subpoena by the SEC requesting documents in its possession relating to Newpark. We are cooperating with the SEC in their investigation.
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
Other
As of September 30, 2008 and December 31, 2007, we had outstanding guarantee obligations totaling $8.5 million, in connection with facility closure bonds and other performance bonds issued by insurance companies.

Note 9 — Segment Data
The segment data has been reclassified to exclude the results of discontinued operations, as described in Note 2. Summarized financial information concerning our reportable segments is shown in the following table (net of inter-segment transfers):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Segment revenues
Fluids systems and engineering	$188,975	$129,986	$515,319	$386,447
Mats and integrated services	22,593	23,792	68,748	66,577

Total revenues	$211,568	$153,778	$584,067	$453,024

Segment operating income
Fluids systems and engineering	$25,601	$15,467	$64,812	$48,420
Mats and integrated services	1,131	4,555	3,599	11,428

Total operating income	26,732	20,022	68,411	59,848
General and administrative expenses	6,816	4,567	16,593	17,833

Total operating income from continuing operations	$19,916	$15,455	$51,818	$42,015

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
Overview
We are a diversified oil and gas industry supplier, and we currently have two reportable segments: Fluids Systems and Engineering, and Mats and Integrated Services. We provide these products and services principally to the E&P industry in the U.S. Gulf Coast, West Texas, U.S. mid-continent, U.S. Rocky Mountains, Canada, Mexico, Brazil, United Kingdom (“U.K.”) and areas of Europe and North Africa surrounding the Mediterranean Sea. Further, we are expanding our presence outside the E&P sector through our Mats and Integrated Services segment, where we are marketing to utilities, municipalities, and government sectors.
As previously reported, following a comprehensive review of all of our businesses in 2007, we decided to explore strategic alternatives with regards to our Environmental Services business, which was historically reported as a third reportable segment. We initiated a sale process for this business and entered into an agreement in October 2007 to sell the U.S. Environmental Services business to Trinity TLM Acquisitions, LLC (“Trinity”) for $81.5 million in cash and potentially an additional $8 million which could be earned under a five-year earn out provision. In April 2008, this agreement was terminated as a result of Trinity’s inability to secure acceptable financing to complete the transaction due to the difficult credit markets and we entered into a new agreement with CCS Inc. (“CCS”) to sell the U.S. Environmental Services business for $85 million in cash, subject to adjustment as provided in the agreement. The termination agreement with Trinity includes provisions for the payment of a $2.5 million transaction fee to Trinity in certain circumstances. On October 23, 2008, the Federal Trade Commission (“FTC”) filed suit in the United States District Court for the Southern District of Texas seeking a Temporary Restraining Order and Preliminary Injunction to prevent us and CCS from concluding the previously announced sale of our environmental services business. The FTC alleges that the proposed combination of CCS and our environmental services business would have an anti-competitive impact on the alleged markets. We disagree with the FTC’s position at this time and intend to oppose the FTC’s request to obtain a preliminary injunction preventing consummation of the proposed transaction. If a preliminary injunction preventing consummation is granted and not overturned on appeal, we would expect to terminate the agreement with CCS for the sale of our environmental business.
Another key element of our previously communicated strategic plan is to leverage our existing platform of international operations to drive further expansion into high-growth international markets. During the first nine months of 2008, we have made significant progress in expanding our presence in the Brazilian market. As announced earlier this year, we were awarded a significant deepwater offshore project, and have since completed the construction of a $4.6 million fluids plant to serve this market. During the nine months ended September 30, 2008, we have generated $8.6 million of revenue in this growing market. Also, we expect to sign the Lot B contract with Petroleo Brasileiro S.A. (“Petrobras”) in November 2008, to provide drilling fluids and related services for both onshore and offshore locations beginning in 2009. This contract is valued by Petrobras at approximately 350 million Brazilian Reals (approximately $165 million USD at current exchange rates) and is expected to have a term of 5 years.

In February 2008, our Board of Directors approved a plan authorizing the repurchase of up to $25.0 million of our outstanding shares of common stock. As of September 30, 2008, we had repurchased 2,618,195 shares for an aggregate price of approximately $15.1 million. Of these repurchases, 732,195 were repurchased in the third quarter of 2008 for an aggregate price of $5.1 million.
The recent volatility in credit markets and commodity prices has created an uncertain outlook for drilling activity. This volatility is expected to result in some decline in E&P spending during the fourth quarter of 2008 and early 2009 from the levels experienced in recent quarters.
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

	Three Months Ended September 30,		2008 vs 2007
	2008	2007	Count	%

U.S. Rig Count	1,979	1,789	190	11%
Canadian Rig Count	433	347	86	25%

Total	2,412	2,136	276	13%

	Nine Months Ended September 30,		2008 vs 2007
	2008	2007	Count	%

U.S. Rig Count	1,871	1,760	111	6%
Canadian Rig Count	372	337	35	10%

Total	2,243	2,097	146	7%

Source: Baker Hughes Incorporated

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Three Months Ended September 30,		2008 vs 2007
(In thousands)	2008	2007	$	%

Segment revenues
Fluids systems and engineering	$188,975	$129,986	$58,989	45%
Mats and integrated services	22,593	23,792	(1,199)	(5%)

Total revenues	$211,568	$153,778	$57,790	38%

Segment operating income
Fluids systems and engineering	$25,601	$15,467	$10,134
Mats and integrated services	1,131	4,555	(3,424)

Total operating income	26,732	20,022	6,710
General and administrative expenses	6,816	4,567	2,249

Operating income	$19,916	$15,455	$4,461

Segment operating margin
Fluids systems and engineering	13.5%	11.9%
Mats and integrated services	5.0%	19.1%
Total operating margin	12.6%	13.0%

	Nine Months Ended September 30,		2008 vs 2007
(In thousands)	2008	2007	$	%

Segment revenues
Fluids systems and engineering	$515,319	$386,447	$128,872	33%
Mats and integrated services	68,748	66,577	2,171	3%

Total revenues	$584,067	$453,024	$131,043	29%

Segment operating income
Fluids systems and engineering	$64,812	$48,420	$16,392
Mats and integrated services	3,599	11,428	(7,829)

Total operating income	68,411	59,848	8,563
General and administrative expenses	16,593	17,833	(1,240)

Operating income	$51,818	$42,015	$9,803

Segment operating margin
Fluids systems and engineering	12.6%	12.5%
Mats and integrated services	5.2%	17.2%
Total operating margin	11.7%	13.2%

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007
Fluids Systems and Engineering
Revenues
Total revenues for this segment consisted of the following:

	Three Months Ended September 30,		2008 vs 2007
(In thousands)	2008	2007	$	%

North America	$110,985	$77,532	$33,453	43%
Mediterranean and South America	37,156	25,491	11,665	46%

Total drilling fluid and engineering revenues	148,141	103,023	45,118	44%
Completion fluids and services	24,448	16,944	7,504	44%
Industrial materials	16,386	10,019	6,367	64%

Total	$188,975	$129,986	$58,989	45%

North American drilling fluid and engineering revenues increased 43% to $111.0 million for the quarter ended September 30, 2008, as compared to $77.5 million for the quarter ended September 30, 2007. This increase in revenues is largely attributable to an increase in market activity as well as an increase in our market share. As noted above, North American rig activity increased 13% during this period. During this same period, the number of rigs serviced by this business segment increased 38% reflecting our continued market share growth within the markets that we service.
In the quarter ended September 30, 2008, our Mediterranean and South American revenues increased 46% over the same period in 2007. This revenue increase was driven largely by the increased rig activity and continued market penetration into the North African and Eastern European markets, a $2.1 million increase due to the euro to US dollar translation rate, along with a $4.7 million increase in revenues generated in Brazil in the 2008 period.
Revenues in our completion fluids and services business increased 44% for the quarter ended September 30, 2008, as compared to the same period in 2007, due to strong demand for rental equipment and transportation services for well completion activities in the Mid-continent region served by this business.
Revenues in our industrial materials business increased 64% for the quarter ended September 30, 2008, as compared to the same period in 2007, resulting from a 22% increase in sales volume, along with significant pricing increases to help offset higher barite transportation costs.
Operating Income
Operating income for this segment increased $10.1 million for the quarter ended September 30, 2008 on a $59.0 million increase in revenues, compared to the same period in 2007, reflecting an increase in operating margin from 11.9% to 13.5%. The increase in operating profit includes an $8.6 million increase in operating profits on the $47.3 million increase in revenues from the North American operations (including completion fluids and services and industrial materials). During this same period, operating profits from the international operations increased $1.6 million on an $11.7 million increase in revenues, which included a $2.1 million revenue increase attributable to the strengthening euro exchange rate. Incremental profits associated with the international revenue increase is partially offset by higher operating expenses in our Brazil operations, as this business continues to ramp-up and prepare for future contracts.

Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Three Months Ended September 30,		2008 vs 2007
(In thousands)	2008	2007	$	%

Mat rental and integrated services	$17,132	$16,778	$354	2%
Mat sales	5,461	7,014	(1,553)	(22%)

Total	$22,593	$23,792	$(1,199)	(5%)

Total mat rental and integrated services revenues increased by $0.4 million in the quarter ended September 30, 2008, compared to the same period in 2007 as a $3.1 million increase in revenues generated by the Colorado business acquired in August 2007 was offset by a $2.7 million decline in rental and related service volume in other regions, primarily the Gulf Coast.
Mat sales primarily consist of export sales of composite mats to various international markets. Mat sales volume decreased by $1.6 million in the third quarter of 2008 from the comparable period of 2007, as mats sales volumes typically fluctuate significantly based on the specific timing of large order deliveries.
Operating Income
Mats and integrated services operating income decreased by $3.4 million for the quarter ended September 30, 2008 on a $1.2 million decrease in revenues compared to the same period in 2007, reflecting a decrease in operating margins to 5.0% from 19.1%. The decrease in operating margin is primarily attributable to the change in sales mix, along with certain charges incurred in the third quarter of 2008. The Colorado business acquired in August of 2007 generated a $3.1 million increase in revenues and a $0.2 million increase in operating profits in the third quarter of 2008 compared to the third quarter of 2007. The remainder of the business, which primarily consists of the Gulf Coast service business and mat sales, experienced a $4.3 million decrease in revenues and a $3.6 million decrease in operating profits. The third quarter of 2008 included a $0.9 million charge for the transportation of rental mats to the United Kingdom for re-deployment in a rental agreement, under which the mats are being rented to customers within the U.K. utility industry. The remaining $2.7 million decrease in operating profits is attributable to the lower revenues, as reductions in operating expenses only partially offset the impact of the lower revenues.
General and Administrative Expense
General and administrative expense increased $2.2 million to $6.8 million for the quarter ended September 30, 2008 from the comparable period of 2007. The increase in expenses in the third quarter of 2008 includes a $0.8 million increase in charges for performance-based employee incentive programs, along with a $1.3 million increase in legal and related fees, including expenses associated with arbitration with our former Chief Executive Officer, strategic planning, and merger and acquisition projects.

Interest Expense, net
Interest expense, net totaled $2.5 million for the quarter ended September 30, 2008 compared to $4.0 million for the quarter ended September 30, 2007. The decrease in interest expense is primarily attributable to lower interest rates in 2008 under the new credit facilities established in December 2007. As of September 30, 2008, the weighted average borrowing rate under the new credit facilities was 5.60% compared to a weighted average borrowing rate of 7.11% at September 30, 2007 under the former credit facilities.
Provision for Income Taxes
The provision for income taxes for the quarter ended September 30, 2008 was $5.7 million, reflecting an income tax rate of 32.9%, compared to $4.0 million for the prior year period, reflecting an income tax rate of 34.2%. The lower effective rate in the 2008 period resulted from favorable adjustments identified in the completion of 2007 tax returns during the third quarter of 2008. The full year income tax rate for 2008 is projected to be between 33% and 34%.
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
During the quarter ended September 30, 2008, discontinued operations generated a pre-tax operating loss of $2.0 million, which includes $3.5 million of legal and selling costs associated with the pending sale of the Environmental Services business, including costs associated with our response to the second request from the Federal Trade Commission as part of the Hart-Scott-Rodino Act review. Also, the on-going U.S. environmental services business was negatively impacted by a temporary shut-down and property damage at most facilities following Hurricane Ike. This business generated an operating loss of $1.7 million in the period. Discontinued operations also included $0.3 million of shut-down expenses associated with the other exited businesses. The provision for income taxes was $0.8 million, reflecting an effective rate of 38.0%, resulting in a net loss from discontinued operations of $1.2 million.
During the quarter ended September 30, 2007, discontinued operations generated a pre-tax operating loss of $0.4 million, including a $1.9 million operating profit from the U.S. environmental services business, offset by a $1.1 million charge following the decision to exit the Canadian environmental business operations and a $0.9 million operating loss from the sawmill facility prior to its August 2007 sale. The provision for income taxes was $0.2 million, reflecting an effective rate of 46.9%, resulting in a net loss from discontinued operations of $0.2 million.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Fluids Systems and Engineering
Revenues
Total revenues for this segment consisted of the following:

	Nine Months Ended September 30,		2008 vs 2007
(In thousands)	2008	2007	$	%

North America	$296,753	$239,499	$57,254	24%
Mediterranean and South America	100,189	60,792	39,397	65%

Total drilling fluid and engineering revenues	396,942	300,291	96,651	32%
Completion fluids and services	68,553	53,915	14,638	27%
Industrial materials	49,824	32,241	17,583	55%

Total	$515,319	$386,447	$128,872	33%

North American drilling fluid and engineering revenues increased 24% to $296.8 million for the nine months ended September 30, 2008, as compared to $239.5 million for the nine months ended September 30, 2007. While North American rig activity increased 7% during this period, the number of rigs serviced by this business segment increased 23% reflecting continued market share growth within the markets that we service.
In the nine months ended September 30, 2008, our Mediterranean and South American revenues increased 65% over the same period in 2007. This revenue increase was driven largely by the increased rig activity and continued market penetration into the North African and Eastern European markets, an $8.0 million increase due to euro to US dollar translation rate, along with an $8.6 million increase in revenues generated in Brazil in the 2008 period.
Revenues in our completion fluids and services business increased 27% for the nine months ended September 30, 2008, as compared to the same period in 2007, due to strong demand for rental equipment and services for well completion activities in the Mid-continent region served by this business.
Revenues in our industrial materials businesses increased 55% for the nine months ended September 30, 2008, as compared to the same period in 2007, resulting from a 16% increase in sales volume, along with significant pricing increases to help offset higher barite transportation costs.
Operating Income
Operating income for this segment increased $16.4 million for the nine months ended September 30, 2008 on a $128.9 million increase in revenues, compared to the same period in 2007, reflecting an increase in operating margin from 12.5% to 12.6%. This change includes a $13.8 million increase in operating profits on an $89.5 million increase in revenues from the North American operations. Operating profits from the international operations for the nine months ended September 30, 2008 increased $2.6 million on the $39.4 million increase in revenues, which included an $8.0 million revenue increase attributable to the strengthening euro exchange rate. Incremental profits associated with higher revenues were somewhat offset by higher operating expenses attributable to personnel, higher transportation and logistics costs due to the location of projects, and start-up costs associated with new contracts.

Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Nine Months Ended September 30,		2008 vs 2007
(In thousands)	2008	2007	$	%

Mat rental and integrated services	$48,393	$50,568	$(2,175)	(4%)
Mat sales	20,355	16,009	4,346	27%

Total	$68,748	$66,577	$2,171	3%

Total mat rental and integrated services revenues decreased by $2.2 million in the nine months ended September 30, 2008, compared to the same period in 2007 as a $9.0 million increase in 2008 revenues generated by the Colorado business acquired in August 2007 was more than offset by an $11.2 million decline in rental and related service volume in the Gulf Coast region, driven largely by weakness in the South Louisiana land rig count in 2008 compared to 2007.
Mat sales primarily consist of export sales of composite mats to various international markets. Mat sales volume increased by $4.3 million in the first nine month of 2008 from the comparable period of 2007, as mats sales volumes typically fluctuate significantly based on the specific timing of large order deliveries.
Operating Income
Mats and integrated services operating income decreased by $7.8 million to $3.6 million for the nine months ended September 30, 2008 on a $2.2 million increase in revenues compared to the same period in 2007, reflecting a decrease in operating margins to 5.2% from 17.2%. The decrease in operating margin is primarily attributable to the change in sales mix. The Colorado business acquired in August 2007 generated an increase in revenues of $9.0 million in the nine months ended September 30, 2008; however, operating profits from this business declined by $0.5 million over this period, partially due to a $1.9 million increase in depreciation and amortization related to acquired assets. Operating profits for the remaining operations, which primarily service the Gulf Coast area, declined by $7.3 million on a $6.8 million decline in revenue. As noted above, this $6.8 million decline in revenue included a $11.2 million decrease in rental and integrated services revenue, offset by a $4.3 million increase in mat sales. The high rate of flow-through of the revenues decline to operating profits is primarily due to the mix shift from rental and integrated service activities, which have a relatively fixed cost structure, as well as additional pricing pressure resulting from the significantly lower rig counts in the region. Also, the business recorded $3.2 million of pre-tax charges in the first nine months of 2008 related primarily to inventory and receivable write-downs, transportation costs for the re-deployment of rental mats, as well as severance and related costs associated with restructuring activities in this segment.
General and Administrative Expense
General and administrative expense decreased $1.2 million to $16.6 million for the nine months ended September 30, 2008 from the comparable period of 2007. The decrease is attributable to a $2.1 million decrease in legal expenses, including lower costs associated with the 2007 settlement of the shareholder class action and derivative litigation, along with a $0.6 million decline in costs related to corporate strategic planning projects. These decreases were partially offset by an increase in charges for performance-based employee incentive programs.

Interest Expense, net
Interest expense, net totaled $8.4 million for the nine months ended September 30, 2008 compared to $12.2 million for the nine months ended September 30, 2007. The decrease in interest expense is primarily attributable to lower interest rates in 2008 under the new credit facilities established in December 2007. As of September 30, 2008, the weighted average borrowing rate under the new credit facilities was 5.60%, compared to a weighted average borrowing rate of 7.11% at September 30, 2007 under the former credit facilities.
Provision for Income Taxes
The provision for income taxes for the nine months ended September 30, 2008 was $14.3 million, reflecting an income tax rate of 33.0%, compared to $10.6 million for the prior year period, reflecting an income tax rate of 35.2%.
Discontinued Operations
During the nine months ended September 30, 2008, discontinued operations generated a pre-tax operating profit of $4.3 million, which includes an operating profit of $5.1 million from the on-going U.S. Environmental Services business, including $3.5 million of legal costs primarily associated with our response to the second request from the Federal Trade Commission as part of the Hart-Scott-Rodino Act review, and $0.7 million of shut-down expenses associated with the other exited businesses. The provision for income taxes was $1.6 million, reflecting an effective rate of 36.3%, resulting in a net income from discontinued operations of $2.8 million.
During the nine months ended September 30, 2007, discontinued operations generated a pre-tax operating profit of $0.7 million, including a $8.0 million operating profit from the U.S. Environmental Services business, offset by a $4.1 million loss from disposal, a $0.9 million charge related to the impairment of assets and settlement of outstanding claims in the NEWS business, a $1.1 million charge following the decision to exit the Canadian environmental business operations, along with a combined $1.9 million operating loss from these discontinued operations. The provision for income taxes was $0.3 million, resulting in net income from discontinued operations of $0.4 million.
Liquidity and Capital Resources
Net cash provided by operating activities during the nine months ended September 30, 2008 totaled $37.2 million. Net income adjusted for non-cash items generated $62.8 million of cash during the period, while increases in working capital used $39.5 million of cash. The increase in working capital during the period includes a $49.2 million increase in receivables, resulting from the higher revenues generated in the period. Cash provided by operating activities of discontinued operations was $13.9 million.
Net cash used in investing activities during the nine months ended September 30, 2008 was $16.7 million, consisting primarily of capital expenditures. Net cash used in financing activities during the nine months ended September 30, 2008 totaled $17.0 million which included $15.1 million to repurchase outstanding shares under our stock repurchase program.
We anticipate that our working capital requirements for continuing operations will remain consistent with the changes in revenue in the near term. As described previously, our Board of Directors approved a plan authorizing the repurchase of up to $25.0 million of our outstanding shares of common stock, of which $15.1 million of common stock has been repurchased through September 30, 2008. We also anticipate capital expenditures in 2008 to be approximately $22.0 million. Cash generated by operations, availability under existing long-term credit agreements, and our continued focus on improving our collection cycle are expected to be adequate to fund our anticipated capital needs.

Our long term capitalization was as follows as of:

	September 30,	December 31,
(In thousands)	2008	2007

Term loan	$50,000	$50,000
Revolving credit facility	113,000	117,000
Foreign bank lines of credit	9,234	7,676
Other	1,032	2,802

Total	173,266	177,478
Less: current portion	(19,631)	(18,862)

Long-term portion of debt	153,635	158,616
Stockholder’s equity	379,600	360,664

Total long-term capitalization	$533,235	$519,280

Long-term debt to long-term capitalization	28.8%	30.5%

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
We can elect to borrow under the Credit Agreement at an interest rate either based on the prime rate plus a margin ranging from 0 to 100 basis points or at LIBOR plus a margin ranging from 150 to 250 basis points, both of which margins vary depending on our leverage. As of September 30, 2008, $150.0 million of the outstanding principal is bearing interest at LIBOR plus 200 basis points, or 5.61%, while the remaining $13.0 million in outstanding principal is bearing interest at Prime Rate plus 50 basis points, or 5.5%. In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under the Term Loan. The initial notional amount of the swap agreements totals $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the Term Loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable LIBOR margin, which was 200 basis points at September 30, 2008, over the term of the loan. The weighted average interest rates on the outstanding balances under the credit facilities as of September 30, 2008 and December 31, 2007 were 5.60% and 6.95%, respectively.
The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.
At September 30, 2008, $17.0 million in letters of credit were issued and outstanding and $113.0 million was outstanding under our revolving credit facility, leaving $45.0 million of availability at that date.

The Credit Agreement contains covenants normal and customary for lending facilities of this nature. The financial covenants include requirements to maintain certain thresholds for a fixed- charge coverage ratio, a consolidated leverage ratio, and a funded debt-to-capitalization ratio. As of September 30, 2008, we were in compliance with these financial covenants. The Credit Agreement also contains covenants that allow for, but limit, our ability to pay dividends, repurchase our common stock, and incur additional indebtedness.
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
Interest Rate Risk
Our policy historically has been to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At September 30, 2008, we had total debt outstanding of $173.3 million, all of which is subject to variable rate terms. As described above, we entered into interest rate swap agreements in January 2008 to effectively fix the underlying LIBOR rate on our borrowings under the Term Loan. Through these swap arrangements, we have effectively fixed the interest rate on $50.0 million, or 29%, of our total debt outstanding as of September 30, 2008. The fair value of the interest rate swap arrangements was a $0.1 million liability, net of tax as of September 30, 2008. The counterparties to the interest rate swap agreements are major financial institutions. The credit ratings and concentration of risks of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of the agreement, our exposure is limited to the LIBOR differential.
The remaining $123.3 million of debt outstanding at September 30, 2008 bears interest at a floating rate. At September 30, 2008, the weighted average interest rate under our floating-rate debt was approximately 5.55%. A 200 basis point increase in market interest rates during 2008 would cause our annual interest expense to increase approximately $1.7 million, net of taxes, resulting in $0.02 per diluted share reduction in annual earnings.
Foreign Currency
Our principal foreign operations are conducted in areas surrounding the Mediterranean Sea, Canada, Brazil and the United Kingdom. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate. Historically, we have not used financial hedging instruments to manage foreign currency risks when our businesses enter into a transaction denominated in a currency other than their functional currencies because the dollar amount of these transactions has not warranted our using hedging instruments.

ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.
Changes in internal control over financial reporting
There has been no change in internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations and cash flows.
Our business strategy has included, and will continue to include, growth both organically and through acquisitions. To the extent we do not generate sufficient cash from operations, we may need to incur additional indebtedness to finance our plans for growth. Recent turmoil in the credit markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on our customer's and our ability to fund our business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms we believe to be reasonable.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) The following table details our repurchases of shares of our common stock, for the three months ended September 30, 2008:

			Total Number of	Maximum Approximate Dollar
			Shares Purchased as Part	Value of Shares that May Yet
	Total Number of	Average Price	of Publicly Announced	be Purchased Under
Period	Shares Purchased	per Share	Plans or Programs	the Plans or Programs
July 1 – 30, 2008	—	—	1,886,000	$15.0 million
August 1 – 31, 2008	—	—	1,886,000	$15.0 million
September 1 – 30, 2008	732,195	$6.90	2,618,195	$9.9 million

Total	732,195	$6.90
In February 2008, our Board of Directors approved a stock repurchase plan authorizing the repurchase of up to $25 million of our outstanding shares of common stock. These purchases may be funded with borrowings under our revolving credit facility.
ITEM 3. Defaults Upon Senior Securities
Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits

10.1
Amendment No. 1 To The Membership Interests Purchase Agreement dated as of June 30, 2008 by and among Newpark Resources, Inc., Newpark Drilling Fluids, LLC,, Newpark Texas, L.L.C., CCS, Inc. and CCS Midstream Services, LLC.

10.2
Amendment No. 2 To The Membership Interests Purchase Agreement dated as of September 30, 2008 by and among Newpark Resources, Inc., Newpark Drilling Fluids, LLC, Newpark Texas, L.L.C., CCS, Inc. and CCS Midstream Services, LLC.

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
Date: October 31, 2008

NEWPARK RESOURCES, INC.
By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James E. Braun
James E. Braun, Vice President and
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gregg S. Piontek
Gregg Piontek, Vice President, Controller and
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1
Amendment No. 1 To The Membership Interests Purchase Agreement dated as of June 30, 2008 by and among Newpark Resources, Inc., Newpark Drilling Fluids, LLC,, Newpark Texas, L.L.C., CCS, Inc. and CCS Midstream Services, LLC.

10.2
Amendment No. 2 To The Membership Interests Purchase Agreement dated as of September 30, 2008 by and among Newpark Resources, Inc., Newpark Drilling Fluids, LLC, Newpark Texas, L.L.C., CCS, Inc. and CCS Midstream Services, LLC.

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.