Form 10-K
period 2008-12-31
NEWPARK RESOURCES INC
filed 2009-03-10
CIK 71829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 1-2960
Newpark Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1123385 (I.R.S. Employer Identification No.)

2700 Research Forest Drive, Suite 100 The Woodlands, Texas (Address of principal executive offices)	77381 (Zip Code)

Registrant’s telephone number, including area code
(281) 362-6800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2008, was $695.1 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.

As of February 24, 2009, a total of 88,493,557 shares of Common Stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G(3) to this Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders.

NEWPARK RESOURCES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

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

General

Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. We are a diversified oil and gas industry supplier with three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services.

We provide our products and services primarily to the oil and gas exploration and production (“E&P”) industry in the U.S. Gulf Coast, West Texas, U.S. mid-continent, U.S. Rocky Mountains, Canada, Mexico, Brazil and certain areas of Europe and North Africa. Further, we are expanding our presence outside the E&P sector, particularly in Mats and Integrated Services, where we are marketing to utilities, municipalities, and government sectors.

As previously reported, we had entered into an agreement in April 2008 to sell our U.S. Environmental Services business to CCS, Inc. (“CCS”). In October 2008, the Federal Trade Commission (“FTC”) filed suit seeking a Temporary Restraining Order and Preliminary Injunction to prevent us from concluding this sale to CCS. In November 2008, we reached a mutual agreement with CCS to terminate our agreement. Following the termination of this agreement, the U.S. Environmental Services business, which has been previously reported within discontinued operations, is now reported in continuing operations as our third reportable segment.

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

Industry Fundamentals

Historically, several factors have driven demand for our services, including the supply, demand and pricing of oil and gas commodities, which drive E&P drilling and development activity. Demand for most of our services is related to the level, type, depth and complexity of oil and gas drilling. The most widely accepted measure of activity for our North American operations is the Baker Hughes Rotary Rig Count. In 2008, the average North American rig count was 2,261, compared to 2,111 in 2007 and 2,120 in 2006. North American rig count levels reached their highest point during the third quarter of 2008, before declining substantially as a result of declining prices of oil and gas commodities, partially attributable to a worldwide recession and credit crisis. The North American rig count was 1,637 during the week of February 27, 2009. Outside of North America, drilling activity has remained more stable, as drilling activity in many countries is based upon longer term economic projections and multiple year drilling programs, which tend to minimize the impact of short term changes of commodity prices on overall drilling activity.

Over the past several years, we have benefited from our customers’ increased drilling activity, both in traditional basins and in frontier exploration activity. Our positioning with financially strong and aggressive independent players and increased activities with major integrated oil and gas exploration and production companies have helped propel our growth.

In our core North American markets we have seen the following trends through 2008 which have supported our revenue growth and increased profitability:

•	Increased drilling activity in mature areas of North America as economics of previously marginal projects have become attractive in the high energy price environment experienced in the recent years prior to the late 2008 declines.

•	Deep shales and other hard rock formations with limited permeability in the Mid-continent and the Rockies are being exploited with advanced fracture stimulation technology. This technology facilitates production of natural gas from these formations and drives higher drilling activities.

Within the United States, the shallower reserves available in the historic gas-producing basins are approaching full development, and the longer-term economic potential of the remaining prospects appears to be declining. At the same time, the more prolific oil and gas opportunities increasingly depend on prospects outside of the Gulf Coast and in the expansion of frontier geologic formations. Many operators have begun to shift the focus of their drilling programs towards unconventional geologic structures, which carry higher costs and inherently higher risks of both economic and physical failure for the operators.

Internationally, we have seen continued growth in drilling activity which is more heavily focused on oil, rather than gas exploration. The elevation of oil prices in recent years prior to the late 2008 declines has supported continued expansion of the international E&P activity, benefiting our operations in certain areas of Europe, North Africa and Brazil.

Reportable Segments

Fluids Systems and Engineering

Our Fluids Systems and Engineering business offers unique solutions to highly technical drilling projects involving complex subsurface conditions, such as horizontal, directional, geologically deep or deep water drilling. These projects require constant monitoring and critical engineering support of the fluids system during the drilling process. We provide drilling fluids products and technical services to the North American, European, North African, and Brazilian markets. We also provide completion fluids services and equipment rental to customers in the Mid-Continent region of the United States.

We have industrial mineral grinding operations for barite, a critical raw material in drilling fluids products, which serve to support our activity in the drilling fluids market. We grind barite and other industrial minerals at facilities in Houston and Corpus Christi, Texas, New Iberia, Louisiana and Dyersburg, Tennessee. We also have a contract grinding agreement under which a third party mill in Brownsville, Texas grinds raw barite supplied by us. We use the resulting products in our drilling fluids business, and also sell them to industrial users, including other drilling fluids companies. We also sell a variety of other minerals, principally to industrial markets, from our main plant in Houston, Texas and from the plant in Dyersburg, Tennessee.

Raw Materials — We believe that our sources of supply for materials and equipment used in our drilling fluids business are adequate for our needs. Our specialty milling operation is our primary supplier of barite used in our drilling fluids business. Our mills obtain raw barite ore under supply agreements from foreign sources, primarily China and India. We obtain other materials used in the drilling fluids business from various third party suppliers. We have encountered no serious shortages or delays in obtaining any raw materials.

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

Proprietary technology and systems is an important aspect of our business strategy. We also rely on a variety of unpatented proprietary technologies and know-how in many of our applications. We believe that our reputation in our industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements are of equal or greater competitive significance than our existing proprietary rights.

Competition — We face competition from larger public companies (primarily, M-I SWACO, Halliburton and Baker Hughes), which compete vigorously on fluids performance and/or price. We also find smaller regional competitors competing with us mainly on price and local relationships. We believe that the principal competitive factors in our businesses include a combination of price, reputation, technical proficiency, reliability, quality, breadth of services offered and experience. We believe that we compete effectively on the basis of these factors. We also believe that our competitive position is enhanced by our proprietary products and services.

Customers — Our customers are principally major and independent oil and gas E&P companies operating in the markets that we serve. During the year ended December 31, 2008, approximately 48% of segment revenues were derived from our 20 largest customers. No one customer accounted for more than 10% of our total segment revenues and 77% of segment revenues were generated domestically. Typically, we perform services either under short-term standard contracts or under longer term service agreements. As most agreements with our customers can be terminated upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See Note 12 “Segment and Related Information” in Item 8. “Financial Statements and Supplementary Data” for additional information on financial and geographic data.

Mats and Integrated Services

We provide mat rentals, location construction and related well site services to E&P customers in the onshore Gulf Coast, South Texas, Northeast Texas and North Louisiana regions, which ensure all-weather access to E&P sites in the unstable soil conditions common to these areas. Through our acquisition of SEM Construction Company in 2007, we also provide access road maintenance, location construction and a variety of well site services in Western Colorado. We also install access roads and temporary work sites for pipeline, electrical utility and highway construction projects where soil protection is required by environmental regulations or to assure productivity in unstable soil conditions.

We manufacture our DuraBasetm composite mat system for sales as well as for use in our domestic and international rental operations. Our marketing efforts for this product remain focused in eight principal oil and gas industry markets: Canada, Alaska and the Arctic, Russia, the Middle East, South America, Mexico, and Pacific Rim, as well as markets outside the E&P sector in the U.S. and U.K. We believe these mats have worldwide applications outside our traditional oilfield market, primarily in infrastructure construction, maintenance and upgrades of electric utility transmission lines, military logistics and as temporary roads for movement of oversized or unusually heavy loads.

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

Technology — We have obtained patents related to several of the components utilized in our DuraBasetm mat system as well as our composite mat manufacturing process. Using proprietary technology and systems is an important aspect of our business strategy. We believe that these products provide us with a distinct advantage over our competition, which is generally using wooden mat products. We believe that our reputation in our industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements also have competitive significance in the markets we serve.

Competition — Our market is very fragmented and competitive, with nine to ten competitors providing various forms of wooden mat products and services. We provide DuraBasetm composite mat systems to many customers, both domestic and international. The mat sales component of our business is not as fragmented as the oilfield services segment with only a few competitors providing various alternatives to our DuraBasetm mat products. This is due to many factors, including large capital start-up costs and proprietory technology associated with this product.

We believe that the principal competitive factors in our businesses include price, reputation, technical proficiency, reliability, quality and breadth of services offered. We believe that we compete effectively on the basis of these factors. We also believe that our competitive position is enhanced by our proprietary products, services, and experience.

Customers — Our customers are principally major and independent oil and gas E&P companies operating in the markets that we serve. During the year ended December 31, 2008, approximately 43% of our segment revenues was derived from our 20 largest customers, of which, the largest customer represented 14% of our segment revenues. Typically, we perform services either under short-term standard contracts or under longer term service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See Note 12 “Segment and Related Information” in Item 8. “Financial Statements and Supplementary Data” for additional information on financial and geographic data.

Environmental Services

We process and dispose of waste generated by our oil and gas customers that is treated as exempt under the Resource Conservation and Recovery Act (“RCRA”). Primary revenue sources include onshore drilling waste management as well as reclamation services. Additionally, we provide disposal services in the West Texas market. We operate seven receiving and transfer facilities located along the U.S. Gulf Coast, from Venice, Louisiana, to Corpus Christi, Texas. E&P waste is collected at the transfer facilities from drilling and production operations located offshore, onshore and within inland waters. Waste is accumulated at the transfer facilities and moved by barge through the Gulf Intracoastal Waterway to our processing and transfer facility at Port Arthur, Texas, and, if not recycled, is trucked to injection disposal facilities. We have also recycled a portion of the material received and delivered it to municipal landfill facilities for application as a commercial product. Any remaining material is injected, after further processing, into environmentally secure geologic formations, effecting a permanent isolation of the material from the environment.

Under permits from Texas state regulatory agencies, we currently operate a 50-acre injection well facility in Big Hill and a facility at a 400-acre site near Fannett, both located in Jefferson County, Texas. The Fannett site was placed in service in September 1995 and is our primary facility for disposing of E&P waste. Utilizing this same technology, we also receive and dispose of non-hazardous industrial waste principally from generators in the U.S. Gulf Coast market, including refiners, manufacturers, service companies and industrial municipalities that produce waste that is not regulated under RCRA. These non-hazardous waste streams are injected into a separate well utilizing the same low-pressure injection technology.

We are licensed to process E&P waste contaminated with naturally occurring radioactive material (“NORM”). We currently operate under a license that authorizes us to inject NORM directly into dedicated disposal wells at our Big Hill, Texas facility. For more information on NORM, please refer to the discussion under Environmental Regulation below.

Technology — We use proprietary technology to dispose of E&P waste by low-pressure injection into unique geologic structures deep underground. In December 1996, we were issued patents covering our waste processing and injection operations. Our injection technology is distinguished from conventional methods in that it utilizes very low pressure, typically less than 100 pounds per square inch (“psi”), to move the waste into the injection zone.

Competition — Our competion in this busines consists of one large independent, U.S. Liquids Company, and several smaller companies who utilize a variety disposal methods and generally serve specific geographic markets. In addition, we face competion with our major customers, who continually re-evaluate their decision to use internal disposal methods or a third-party disposal company, such as ours.

We believe that the principal competitive factors in our businesses include price, reputation, and reliability. We believe that we compete effectively on the basis of these factors.

Customers — Our customers are principally major and independent oil and gas E&P companies operating in the markets that we serve. During the year ended December 31, 2008, approximately 53% of our segment revenues was derived from our 20 largest customers, of which, the largest customer represented 12% of our segment revenues. All of our segment revenues are generated domestically. Typically, we perform services either under short-term standard contracts or under longer term service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See Note 12 “Segment and Related Information” in Item 8. “Financial Statements and Supplementary Data” for additional information on financial and geographic data.

Employees

At January 31, 2009, we employed 2,119 full and part-time personnel, none of which are represented by unions. We consider our relations with our employees to be satisfactory.

Environmental Regulation

We seek to comply with all applicable legal requirements concerning environmental matters. Our environmental services business processes and disposes of several types of non-hazardous environmental waste for E&P customers. We also handle, process and dispose of non-hazardous regulated materials that are not generated from oil and gas activities. The non-hazardous environmental wastes handled by our environmental services business are generally described as follows:

E&P Waste.  E&P waste typically contains levels of oil and grease, salts, dissolved solids and heavy metals within limits defined by state regulations. E&P waste also includes soils that have become contaminated by these materials.

NORM.  NORM is present throughout the earth’s crust at very low levels. Radium can co-precipitate with scale out of the production stream as it is drawn to the surface and encounters a pressure or temperature change in the well tubing or production equipment, forming a rust-like scale. This scale contains radioactive elements that can become concentrated on tank bottoms or at water discharge points at production facilities.

Non-hazardous Industrial Waste.  This category of waste is generated by industries not associated with the exploration or production of oil and gas. This includes refineries and petrochemical plants.

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

Risk Management and Insurance

Our business exposes us to substantial risks. For example, our environmental services business routinely handles, stores and disposes of non-hazardous regulated materials and waste. We could be held liable for improper cleanup and disposal, which liability could be based upon statute, negligence, strict liability, contract or otherwise. As is common in the oil and gas industry, we often are required contractually to indemnify our customers or other third-parties against certain risks related to the services we perform, including damages stemming from environmental contamination.

We have implemented various procedures designed to ensure compliance with applicable regulations and reduce the risk of damage or loss. These include specified handling procedures and guidelines for regulated waste, ongoing employee training and monitoring and maintaining insurance coverage.

We also employ a corporate-wide web-based environmental management system. This system is ISO14001 compliant. ISO14001 standards provide guidance for developing our environmental management systems

(“EMS”). The EMS is composed of modules designed to capture information related to the planning, decision-making, and general operations of environmental regulatory activities within our operations. We also use the EMS to capture the information generated by regularly scheduled independent audits that are done to validate the findings of our internal monitoring and auditing procedures.

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

Our business strategy has included, and will continue to include, growth both organically and through acquisitions. To the extent we do not generate sufficient cash from operations, we may need to incur additional indebtedness to finance our plans for growth. Recent turmoil in the credit markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on our customers, suppliers, and our ability to fund our business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms we believe to be reasonable.

Recent events in the global credit markets have also significantly impacted the availability of credit and financing costs of many of our customers. Many of our customers finance their drilling and production operations through third-party lenders. The reduced availability and increased cost of borrowing could cause our customers to reduce their spending on drilling programs, thereby reducing demand and potentially resulting in lower pricing for our products and services. Also, the current credit and economic environment could significantly impact the financial condition of some customers over a period of time, leading to business disruptions and potentially impacting their ability to pay us in a timely manner, which may lead to increased uncollectible receivables.

Further, an increasing number of financial institutions and insurance companies have reported deterioration in their financial condition. If any of our lenders, insurers or other financial institutions (including leasing companies) are unable to fulfill their obligations under our various credit agreements, insurance policies and other contracts, and we are unable to find suitable replacements at a reasonable cost, our results of operations, liquidity and cash flows could be adversely impacted.

We derive a significant portion of our revenues from companies in the E&P industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices.

Prices for oil and natural gas are volatile and have significantly declined from price levels earlier in 2008. A prolonged decline in oil or natural gas prices or related activities (such as drilling rig activity levels) could materially affect the demand for our services. Because our business has high fixed costs, downtime or low productivity due to reduced demand can negatively affect our results of operations and financial condition.

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

We have experienced fluctuations in our yearly and quarterly operating results in recent years and may continue to experience these fluctuations in future periods. It is possible that we will not realize expected earnings growth and that earnings in any particular year or quarter will fall short of either a prior fiscal year or quarter or investors’ expectations. If this were to occur, the market price of our common stock would likely be adversely affected. The following factors, in addition to others not listed, may affect our operating results in the future:

•	fluctuations in the oil and gas industry;

•	competition;

•	the ability to manage and control our operating costs;

•	the rate and extent of acceptance of our drilling fluids products, our composite mats and our environmental services; and

•	the ability to integrate strategic acquisitions.

The ability to provide many of our drilling fluid systems could be negatively impacted if we experience interruptions in deliveries of raw materials.

We currently secure the majority of our barite ore, which is a principal component of many drilling fluid systems, from foreign sources, primarily China and India. We rely upon the ability of our suppliers to mine the crude ore, provide the quality control function required to produce ore meeting market specifications and to manage the internal transportation and storage required to move the crude ore to designated ports for loading onto ocean vessels. Through the end of 2008, the internal logistics and supply chain infrastructure in China has struggled in keeping pace with the rapid expansion of China’s economy, resulting in periodic constraints in the supply of all raw materials. In addition, the supply of our barite ore is also vulnerable to other factors beyond our control including power shortages, political priorities and government imposed export fees in China as well as natural disasters such as the 2008 earthquake in Sichuan Province, China. Depending upon the extent of the damage and disruption caused by natural disasters to our suppliers and the transportation infrastructure, as well as the other factors listed above, our Fluids Systems and Engineering segment as well as our operating results may be adversely affected.

The cost of barite recently has been volatile, and this volatility may continue, which may have an adverse effect on our fluids systems and engineering segment.

Barite is a naturally occurring mineral that, when processed, constitutes a significant portion of many drilling fluids systems. We currently secure substantially all of our barite ore from foreign sources, primarily China and India. The cost of barite from these regions has fluctuated significantly due to numerous factors. The largest of these cost factors are inland transportation and ocean freight. Due to recent wide swings in world demand for raw materials produced in both China and India, the cost of all forms of transportation have fluctuated as well. We have attempted to reduce the impact of these fluctuations by fixing a portion of our transportation costs over the next two years. This may result in our paying transportation rates that are either higher or lower than spot market prices. To the extent that we are unable to reduce the costs of our barite and related transportation or increase the price of our barite-based products, we may experience lower margins in our Fluids Systems and Engineering segment.

We are subject to risks associated with our international operations that could reduce the revenues and profitability of these operations or limit our ability to expand internationally.

We have significant operations in certain areas of Europe, North Africa, Brazil and Canada. We also operate in Mexico. In addition, we may seek to expand to other areas outside the United States in the future. International operations are subject to a number of risks and uncertainties, including:

•	difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties and regulations;

•	unexpected changes in regulatory environments;

•	legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers;

•	difficulties enforcing agreements and collecting receivables through foreign legal systems;

•	tax rates in foreign countries that may exceed those of the United States and foreign earnings that may be subject to withholding requirements, tariffs or other restrictions;

•	risks associated with the Foreign Corrupt Practices Act and other similar U.S. laws applicable to our operations in international markets;

•	changes in international tax laws;

•	exchange controls or other limitations on international currency movements;

•	limitations by the U.S. government to prevent us from engaging in business in certain countries;

•	difficulties entering new foreign markets if there is a significant movement of E&P operations to areas of the world where we currently do not operate;

•	inability to preserve certain intellectual property rights in the foreign countries in which we operate;

•	our inexperience in new international markets;

•	fluctuations in foreign currency exchange rates; and

•	political and economic instability.

Our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. Any of these factors could impair our ability to expand into international markets and could prevent us from increasing our revenue and our profitability and meeting our growth objectives.

We derive a significant portion of our revenues from a limited number of significant customers.

Our customers are principally major and independent oil and gas E&P companies operating in the markets that we serve. During the year ended December 31, 2008, approximately 43% of our consolidated revenues were derived from our 20 largest customers. The loss of a number of these customers could negatively impact our results of operations.

We employ borrowed funds as an integral part of our long-term capital structure. In an adverse industry cycle, we may not have sufficient cash flow from operations to meet our debt service requirements or maintain compliance with our covenants.

Our ability to meet our debt service requirements and comply with the covenants in our existing credit facility will depend on our future performance. This, in turn, is subject to the volatile nature of the oil and gas industry, and to competitive, economic, financial and other factors that are beyond our control. If we are unable to generate sufficient cash flow from operations or obtain other financing in the future to service our debt, we may be required to sell assets, reduce capital expenditures or refinance all or a portion of our existing debt in order to continue to operate. We may not be able to obtain any additional debt or equity financing if and when needed, and the terms we may be required to offer for this additional debt or equity financing may not be as favorable as the terms we have been able to obtain in the past.

The terms of our credit facility contain restrictive covenants with which we may not be able to comply. This facility also requires us to satisfy certain financial tests. In addition, these lenders have security interests in substantially all of our U.S. assets and a portion of the capital stock of our non-U.S. subsidiaries. If we were to breach the restrictive covenants or fail to satisfy these financial tests, all amounts owing, including accrued interest, under our credit facility could be declared immediately due and payable. The lenders also could terminate all commitments under the facility and enforce their rights to security interests in substantially all of our U.S. assets.

Amounts borrowed under our credit facility are subject to variable interest rates. In January 2008, we entered into two interest rate swap arrangements, which effectively fixed the LIBOR interest rate on borrowings under our term loan, for the remaining life of the loan. At December 31, 2008, $40.0 million of borrowings remain outstanding under this term loan. However, any significant increase in interest rates could increase our interest costs on our variable-rate long-term debt or indebtedness incurred in the future.

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

As of December 31, 2008, we had $60.3 million in goodwill and $18.9 million of identifiable intangible assets, net. Our estimates of the values of these assets could be reduced in the future as a result of various factors beyond our control. Any reduction in the value of these assets would reduce our net income and reduce our total assets and stockholders’ equity in the year in which the reduction is recognized. The combined $79.2 million balance in goodwill and intangible assets represents 11.1% of our total assets and 21.0% of our total stockholders’ equity as of December 31, 2008.

We must comply with numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our business. If we fail to comply, or these regulations and policies change, we may face fines or other penalties, be forced to make significant capital expenditures or changes to our operations, or lose demand for our services.

Laws and regulations have changed frequently in the past, and it is reasonable to expect additional changes in the future. We believe that the demand for our services in the environmental services business is directly related to regulation of E&P waste. If regulatory requirements were rescinded or relaxed, we may be required to change the way we do business as the demand for our services may decrease. This decrease in demand could materially affect our results of operations and financial condition. Additionally, as laws and regulations change, we may be required to make significant unanticipated capital and operating expenditures to remain compliant. We also may be affected adversely by new regulations or changes in other applicable regulations.

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

We face tough competition in the drilling fluids market, where there are several companies larger than us that may have both lower capital costs and greater geographic coverage. Numerous smaller companies also compete against us in the drilling fluids market.

The markets for our Mats and Integrated Services business are fragmented and competitive, with nine to ten competitors providing various forms of wooden mat products and services. No domestic competitors provide a product similar to our DuraBasetm composite mat system at the present time.

Competition in the environmental services market could increase as the industry continues to develop, which could put downward pressure on our margins. We also face competition from efforts by oil and gas producing customers to improve their own methods of disposal and waste elimination.

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

Our current and past activities, as well as the activities of our former subsidiaries, could result in our facing substantial environmental, regulatory and other liabilities. This could include the costs of cleanup of contaminated sites and site closure obligations. These liabilities also could be imposed on the basis of one or more of the following theories:

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

We hold U.S. and foreign patents for certain of our drilling fluids components and our mat systems. In our Environmental Services business, we also hold U.S. patents on certain aspects of our system to process and dispose of E&P waste, including E&P waste that is contaminated with NORM. However, these patents are not a guarantee that we will have a meaningful advantage over our competitors, and there is a risk that others may develop systems that are substantially equivalent to those covered by our patents. If that were to happen, we would face increased competition from both a service and a pricing standpoint. In addition, costly and time-consuming litigation could be necessary to enforce and determine the scope of our patents and proprietary rights. Our business could be negatively impacted by future technological change and innovation. It is possible that future innovation could change the way companies drill for oil and gas, reduce the amount of waste that is generated from drilling activities or create new methods of disposal or new types of drilling fluids. This could reduce the competitive advantages we may derive from our patents and other proprietary technology.

Hurricanes or other adverse weather events could disrupt our operations.

Our significant market areas in the Gulf of Mexico (and related near-shore areas) are susceptible to hurricanes. These weather events can disrupt our operations and result in damage to our properties. In late summer 2008, Hurricane Ike struck the Gulf Coast region of the United States and caused extensive and catastrophic physical damage to the area. While we believe we have substantially recovered from the effects of Hurricane Ike, future hurricanes could affect our operations in those market areas and result in damage to our facilities and equipment located at such facilities, and the facilities of our customers. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or other adverse weather events.

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

We lease office space to support our operating segments as well as our corporate offices. This leased space is located in Lafayette, Louisiana, The Woodlands, Houston and Port Arthur, Texas, Calgary, Alberta, and Rome, Italy. We also own office space in Oklahoma City, Oklahoma. All owned properties serve as collateral to our Amended and Restated Credit Agreement, entered into in December 2007.

Fluids Systems & Engineering.  We lease 15 warehouses and own one warehouse in the Mediterranean region, and lease six warehouses in Brazil to support our international operations. Additionally, we own four warehouse facilities in Oklahoma, we own one and lease one in Wyoming, and have four contract warehouses in the Rocky Mountains region that serve as distribution points for our mid-continent operations. We also serve customers from 11 leased bases located along the Gulf Coast, one leased and one owned base in West Texas, as well as one leased base in New Mexico.

Additionally, we own two warehouse facilities in Western Canada and lease a warehouse with dock space in Novia Scotia to support our Canadian operations.

We operate four specialty product grinding facilities. The principal grinding facility is located on approximately 18 acres of owned land in Houston, Texas. The second plant is on 13.7 acres of leased land in New Iberia, Louisiana. The third plant is in Corpus Christi, Texas on six acres of leased land. The fourth plant is in Dyersburg, Tennessee and is on 13.2 acres of owned land.

Mats & Integrated Services.  We own approximately 44,000 square feet of office and warehouse space on nine acres of land in Vatican, Louisiana, which houses manufacturing, distribution and administrative facilities for this segment. We also lease 11 sites, throughout Texas, Louisiana, and Colorado, which serve as bases for our well site service activities. Additionally, we own three facilities which are located in Louisiana, Colorado and Wyoming to support field operations.

Environmental Services.  We lease a 4.6 acre E&P waste processing facility on Pleasure Islet in Port Arthur, Texas. We own three injection disposal sites located in Jefferson County, Texas with two of those properties immediately adjacent to each other near Big Hill, one 47 acre site for NORM disposal with five caprock injection wells and a 140 acre site for our industrial injection operation with two caprock injection wells. The remaining site in Jefferson County, near Fannett, consists of our nonhazardous oilfield waste processing and injection operations. This site is on 400+ acres and has 11 caprock injection wells and a disposal cavern. In addition, we own three facilities in West Texas on a total of approximately 100 acres of land.

ITEM 3.	Legal Proceedings

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

In April 2007, we announced that we reached a settlement of the pending derivative and class action litigation. The settlement received final approval from the U.S. District Court for the Eastern District of Louisiana on October 9, 2007. Under the terms of the settlement, we paid $1.6 million which was accrued in the first quarter of 2007, and our directors and officers’ liability insurance carrier paid $8.3 million. A portion of these amounts were used to pay administration costs and legal fees. This settlement resolved all pending shareholder class and derivative litigation against us, our former and current directors, and former officers. As part of the settlement, however, we preserved certain claims against our former Chief Executive Officer and former Chief Financial Officer for matters arising from invoicing irregularities at Soloco Texas, LP and the backdating of stock options.

James D. Cole Arbitration

By letter dated April 25, 2007, counsel for James D. Cole, our former Chief Executive Officer and former director, notified us that Mr. Cole is pursuing claims against us for breach of his employment agreement and other causes of action. Mr. Cole seeks recovery of approximately $3.1 million purportedly due under his employment agreement and reimbursement of certain defense costs incurred in connection with the shareholder litigation and our internal investigation. Mr. Cole also claims that he is entitled to the sum of $640,000 pursuant to the non-compete provision of his employment agreement. Pursuant to the terms of his employment agreement, this matter has been submitted to arbitration. We have also submitted to the same arbitration proceedings the claims preserved against Mr. Cole arising from the derivative litigation referenced above. We recently reached a tentative settlement agreement with Mr. Cole under which we will release the non-compete payments to Mr. Cole and reimburse him for certain attorneys fees associated with the SEC’s investigation, all of which was accrued in the fourth quarter of 2008. In exchange, Mr. Cole will release us from any claims under his employment agreement, along with past and future obligations under his indemnity agreement with us. Until a release agreement has been executed by all parties, there can be no assurance that the settlement agreement will be concluded.

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

SEC Investigation

On March 12, 2007, we were advised that the Securities and Exchange Commission (“SEC”) had opened a formal investigation into the matters disclosed in Amendment No. 2 to our Annual Report on Form 10-K/A filed on October 10, 2006. We are cooperating with the SEC in their investigation.

Other Legal Items

In addition, we and our subsidiaries are involved in litigation and other claims or assessments on matters arising in the normal course of business. In the opinion of management, any recovery or liability in these matters should not have a material effect on our consolidated financial statements.

Environmental Proceedings

In the ordinary course of conducting our business, we become involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels, as well as private party actions. We cannot provide assurance, however, that this exposure does not exist or will not arise in other matters relating to our past or present operations.

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

Other

As of December 31, 2008, we had outstanding guarantee obligations totaling $8.5 million, in connection with facility closure bonds and other performance bonds issued by insurance companies.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “NR.”

The following table sets forth the range of the high and low sales prices for our common stock for the periods indicated:

Period	High	Low

2008
4th Quarter	$7.25	$2.97
3rd Quarter	$8.92	$5.95
2nd Quarter	$8.41	$4.94
1st Quarter	$5.50	$3.76
2007
4th Quarter	$6.50	$4.93
3rd Quarter	$8.14	$4.97
2nd Quarter	$8.41	$6.99
1st Quarter	$7.25	$5.75

As of February 9, 2009, we had 1,899 stockholders of record as determined by our transfer agent.

In February 2008, our Board of Directors approved a plan authorizing our repurchase of up to $25 million of outstanding common stock, of which $15.1 million of repurchases were made as of December 31, 2008. We also repurchased $0.2 million of shares surrendered in lieu of taxes under vesting of restricted stock awards. Our Board of Directors currently intends to retain earnings for use in our business. We have not paid any dividends during the two recent fiscal years and any subsequent interim period, and we do not intend to pay any cash dividends in the foreseeable future. In addition, our credit facilities contain covenants which limit the payment of dividends on our common stock.

The following table details our repurchases of shares of our common stock for the three months ended December 31, 2008:

				Total Number of	Maximum Approximate Dollar
				Shares Purchased as Part	Value of Shares that May Yet
	Total Number of		Average Price	of Publicly Announced	be Purchased Under
Period	Shares Purchased		per Share	Plans or Programs	the Plans or Programs

October 1 - 31, 2008	17,634	(1)	$6.06	—	$9.9 million
November 1 - 30, 2008	—		—	—
December 1 - 31, 2008	—		—	—

Total	17,634		$6.06		$9.9 million

(1)	The shares purchased during the quarter ended December 31, 2008, represent shares surrendered in lieu of taxes under vesting of restricted stock awards. These shares were not acquired as part of the stock repurchase plan.

Performance Graph

The following graph reflects a comparison of the cumulative total stockholder return of our common stock from December 31, 2003 through December 31, 2008, with the New York Stock Exchange Market Value Index, a broad equity market index, and the Hemscott Oil & Gas Equipment/Services Index, an industry group index. The graph assumes the investment of $100 on December 31, 2003 in our common stock and each index and the reinvestment of all dividends, if any. This information shall be deemed furnished not filed, in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Exchange Act of 1933, or the Securities Act of 1934, except to the extent we specifically incorporate it by reference.

ITEM 6.	Selected Financial Data

The selected consolidated historical financial data presented below for the five years ended December 31, 2008 is derived from our consolidated financial statements and is not necessarily indicative of results to be expected in the future. The selected financial data includes reclassifications to reflect the operations of the U.S. Environmental Services business as a component of continuing operations. See Note 2 of the Notes to the Consolidated Financial Statements in Item 8 herein for additional information regarding this reclassification.

The following data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 7 and 8 below.

	As of and for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share data)

Consolidated Statements of Operations:
Revenues	$858,350	$671,207	$642,317	$528,053	$402,692
Cost of revenues	760,224	581,881	550,747	467,439	369,585

	98,126	89,326	91,570	60,614	33,107
General and administrative expenses	26,630	22,923	20,022	9,546	9,394
Impairment losses	—	—	68,080	—	3,399

Operating income	71,496	66,403	3,468	51,068	20,314
Foreign currency exchange loss (gain)	1,269	(1,083)	367	(551)	(345)
Interest expense, net	10,881	20,251	19,546	15,965	13,439

Income (loss) from continuing operations before income taxes	59,346	47,235	(16,445)	35,654	7,220
Provision for income taxes	20,046	15,472	(4,139)	11,793	2,524

Income (loss) from continuing operations	39,300	31,763	(12,306)	23,861	4,696
(Loss) income from discontinued operations, net of tax	(842)	(3,488)	(19,975)	(1,080)	801
Loss from disposal of discontinued operations, net of taxes	—	(1,613)	—	—	—

Net income (loss)	38,458	26,662	(32,281)	22,781	5,497
Preferred stock dividends and accretion	—	—	—	509	938

Net income (loss) applicable to common shares and equivalents	$38,458	$26,662	$(32,281)	$22,272	$4,559

Net income (loss) per common share (basic):
Income (loss) from continuing operations	$0.44	$0.35	$(0.14)	$0.28	$0.06
Net income (loss) per common share	$0.43	$0.30	$(0.36)	$0.26	$0.05
Net income (loss) per common share (diluted):
Income (loss) from continuing operations	$0.44	$0.35	$(0.14)	$0.28	$0.06
Net income (loss) per common share	$0.43	$0.29	$(0.36)	$0.26	$0.05
Consolidated Balance Sheet Data:
Working capital	$253,136	$214,890	$215,364	$164,510	$149,221
Total assets	713,679	643,493	629,449	651,294	587,371
Short-term debt	21,693	18,862	14,996	23,586	13,048
Long-term debt, less current portion	166,461	158,616	198,047	185,933	186,286
Stockholders’ equity	377,882	360,664	323,143	346,725	319,656
Consolidated Cash Flow Data:
Net cash provided by operations	$28,687	$68,171	$26,600	$29,545	$21,604
Net cash used in investing activities	(23,168)	(40,292)	(30,298)	(33,829)	(14,960)
Net cash (used in) provided by financing activities	(2,062)	(35,649)	8,573	5,642	(4,580)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

Overview

We are a diversified oil and gas industry supplier, and have three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services. We provide these products and services principally to the E&P industry in the U.S. Gulf Coast, West Texas, U.S. mid-continent, U.S. Rocky Mountains, Canada, Mexico, Brazil, United Kingdom (“U.K.”) and certain areas of Europe and North Africa. Further, we are expanding our presence outside the E&P sector through our Mats and Integrated Services segment, where we are marketing to utilities, municipalities, and government sectors.

As previously reported, we had entered into an agreement in April 2008 to sell our U.S. Environmental Services business to CCS, Inc. (“CCS”). In October 2008, the Federal Trade Commission (“FTC”) filed suit seeking a Temporary Restraining Order and Preliminary Injunction to prevent us from concluding this sale to CCS. In November 2008, we reached a mutual agreement with CCS to terminate our agreement. Following the termination of this agreement, the U.S. Environmental Services business, which has been previously reported within discontinued operations, is now reported in continuing operations as a third reportable segment of the Company. Our 2008 results include $4.3 million of legal and transaction costs associated with the sale process, along with $2.6 million of non-cash asset write-offs following the abandonment of the sale.

A key element of our previously communicated strategic plan is to leverage our existing operations to drive further expansion into high-growth international markets. During 2008, we made significant progress in expanding our presence in the Brazilian market. As announced during the first quarter of 2008, we were awarded a significant deepwater offshore project, and completed the construction of a $4.6 million fluids plant to serve this market. Deliveries under this contract began during the third quarter of 2008 and we have generated $15.3 million of revenue during 2008 in this growing market. Also, during the fourth quarter, we signed a major contract with Petroleo Brasileiro S.A. (“Petrobras”), to provide drilling fluids and related services for both onshore and offshore locations beginning in 2009. This contract is valued by Petrobras at approximately 350 million Brazilian Reals (approximately $147 million at the February 27, 2009 exchange rate) and is expected to have a term of 5 years.

In February 2008, our Board of Directors approved a plan authorizing the repurchase of up to $25.0 million of our outstanding shares of common stock. As of December 31, 2008, we had repurchased 2,618,195 shares for an aggregate price of approximately $15.1 million. We also repurchased 28,214 shares for an aggregate price of $0.2 million for shares surrendered in lieu of taxes under vesting of restricted stock awards.

Hurricane Impact

Our Fluids Systems and Engineering and Environmental Services operations along the U.S. Gulf Coast were severely affected by Hurricanes Katrina and Rita in 2005 and early 2006. During 2006, we recorded recoveries related to business interruption coverage related to the hurricanes of $4.3 million and $0.8 million as reductions to cost of revenues, in the Fluids Systems and Engineering and Environmental Services segments, respectively.

In 2008, these U.S. Gulf Coast operations were impacted by Hurricanes Gustav and Ike, which again interrupted business activities. Insurance claims associated with the 2008 business interruption are expected to be finalized in 2009, and the insurance recoveries, if any, will be recorded at the time of final claim resolution.

Results of Operations

Our operating results depend in large measure on oil and gas drilling activity levels in the markets we serve, as well as on the depth of drilling, which governs the revenue potential of each well. These levels, in turn, depend on oil and gas commodity pricing, inventory levels and product demand.

The current economic recession, the instability in the credit markets, and declines in commodity prices has significantly impacted drilling activity during the fourth quarter of 2008. This trend has continued into the first quarter of 2009. This decline in E&P spending negatively impacted operating results during the fourth quarter of 2008, and is expected to negatively impact operating results in 2009, as compared to the results achieved during 2008.

Rig count data is the most widely accepted indicator of drilling activity. Key average North American rig count data for the last three years ended December 31 is as follows:

	Year Ended December 31,			2008 vs 2007		2007 vs 2006
	2008	2007	2006	Count	%	Count	%

U.S. Rig Count	1,879	1,768	1,648	111	6%	120	7%
Canadian Rig Count	382	343	472	39	11%	(129)	(27)%

Total	2,261	2,111	2,120	150	7%	(9)	0%

Source: Baker Hughes Incorporated

The North American rig count was 1,637 during the week of February 27, 2009, reflecting a 28% decline from the 2008 average of 2,261.

Summarized financial information for our reportable segments is shown in the following table (net of intersegment transfers):

	Year Ended December 31,				2008 vs 2007		2007 vs 2006
	2008	2007	2006		$	%	$	%
	(In thousands)

Segment revenues
Fluids systems and engineering	$706,288	$522,714	$481,378		$183,574	35%	$41,336	9%
Mats and integrated services	89,654	90,050	100,530		(396)	(0)%	(10,480)	(10)%
Environmental services	62,408	58,443	60,409		3,965	7%	(1,966)	(3)%

Total segment revenues	$858,350	$671,207	$642,317		$187,143	28%	$28,890	4%

Segment operating income
Fluids systems and engineering	$87,249	$66,065	$66,616	(1)	$21,184		$(551)
Mats and integrated services	1,846	12,770	15,230		(10,924)		(2,460)
Environmental services	9,031	10,491	(58,356	)(2)	(1,460)		68,847

Total segment operating income	98,126	89,326	23,490		8,800		65,836
General and administrative expenses	26,630	22,923	20,022		3,707		2,901

Operating income	$71,496	$66,403	$3,468		$5,093		$62,935

Segment operating margin
Fluids systems and engineering	12.4%	12.6%	13.8%
Mats and integrated services	2.1%	14.2%	15.1%
Environmental services	14.5%	18.0%	(96.6%)

(1)	Includes $4.3 million of insurance recoveries as a result of Hurricanes Katrina and Rita.

(2)	Includes $0.8 million of insurance recoveries as a result of Hurricanes Katrina and Rita and $68.1 million impairment loss associated with goodwill and long-lived assets.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Total revenues increased 28% to $858.4 million for the year ended December 31, 2008, as compared to $671.2 million in 2007. Total segment operating income increased 10% to $98.1 million, as compared to $89.3 million in 2007. Revenues and segment operating income are further analyzed in the segment analysis below.

Fluids Systems and Engineering

Revenues

Total revenues for this segment consisted of the following for the years ended December 31, 2008 and 2007:

	Year Ended December 31,		2008 vs 2007
	2008	2007	$	%
	(In thousands)

North America	$411,632	$317,670	$93,962	30%
Mediterranean and South America	138,443	87,627	50,816	58%

Total drilling fluid and engineering revenues	550,075	405,297	144,778	36%
Completion fluids and services	88,978	72,740	16,238	22%
Industrial minerals	67,235	44,677	22,558	50%

Total	$706,288	$522,714	$183,574	35%

North American drilling fluid and engineering revenues increased 30% to $411.6 million for the year ended December 31, 2008, as compared to $317.7 million for the year ended December 31, 2007. While North American rig activity increased 7% during this period, the number of rigs we serviced through this business segment increased 25%, reflecting continued market share growth within the markets that we service.

In the year ended December 31, 2008, our Mediterranean and South American revenues increased 58% over 2007. This revenue increase was driven largely by the increased rig activity and continued market penetration into the North African and Eastern European markets, along with a $14.7 million increase in revenues generated in Brazil in 2008.

Revenues in our completion fluids and services business increased 22% for the year ended December 31, 2008, as compared to 2007, due to strong demand for rental equipment and services for well completion activities in the Mid-continent region served by this business.

Revenues in our industrial minerals business increased 50% for the year ended December 31, 2008, as compared to 2007, resulting from a 23% increase in sales volume, along with significant pricing increases to help offset higher barite transportation costs.

Operating Income

Operating income for this segment increased $21.2 million for the year ended December 31, 2008 on a $183.6 million increase in revenues, compared to 2007, resulting in a decrease in operating margin from 12.6% to 12.4%. Of the total segment change, North American operations generated a $19.0 million increase in operating income on a $132.7 million increase in revenues, while international operations generated a $2.2 million increase in operating income on a $50.8 million increase in revenues. Within the international operations, the incremental profits associated with higher revenues were somewhat offset by higher operating expenses attributable to personnel, higher transportation and logistics costs due to the location of projects, and start-up costs associated with new contracts.

As described above, the North American rig activity declined significantly at the end of 2008 and in early 2009. As a result, we expect that revenues and operating income will be negatively impacted by the lower activity and resulting pricing pressures. Internationally, we anticipate that activity will remain more stable than in the North American markets, and we anticipate revenue growth in Brazil, as compared to 2008 levels.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following for the years ended December 31, 2008 and 2007:

	Year Ended December 31,		2008 vs 2007
	2008	2007	$	%
	(In thousands)

Mat rental and integrated services	$62,810	$67,016	$(4,206)	(6)%
Mat sales	26,844	23,034	3,810	17%

Total	$89,654	$90,050	$(396)	(0)%

Total mat rental and integrated services revenues decreased by $4.2 million in the year ended December 31, 2008, compared to 2007 as a $10.6 million increase in 2008 revenues generated by the Colorado business acquired in August 2007 was more than offset by a $14.8 million decline in rental and related service volume in the Gulf Coast region, driven largely by weakness in the South Louisiana land rig count in 2008 compared to 2007.

Mat sales primarily consist of export sales of composite mats to various international markets, as well as domestic sales to the U.S. government and customers outside the oil and gas industry. Mat sales increased by $3.8 million in 2008, as compared to 2007, due primarily to higher domestic sales activity.

Operating Income

Mats and integrated services operating income decreased by $10.9 million to $1.8 million for the year ended December 31, 2008 on a $0.4 million decrease in revenues compared to 2007, resulting in a decrease in operating margins to 2.1% from 14.2%. The decrease in operating margin is partially attributable to the change in sales mix. The Colorado business acquired in August 2007 generated an increase in rental and service revenues of $10.6 million in year ended December 31, 2008; however, operating income from this business were unchanged over this period, as incremental profits generated by the higher revenues were offset by higher expenses, including a $1.9 million increase in depreciation and amortization related to acquired assets. Operating income for the remaining operations in this segment, which primarily service the Gulf Coast area, declined by $10.9 million on a $11.0 million decline in revenue. As noted above, this $11.0 million decline in revenue included a $14.8 million decrease in rental and integrated services revenue, offset by a $3.8 million increase in mat sales. The decline in Gulf Coast operating income is primarily due to the lower rental and integrated service revenues, as these activities have a relatively high fixed cost structure. In addition, the Gulf Coast service business was negatively impacted by additional pricing pressure resulting from the significantly lower rig counts in the region throughout 2008. Also, the business recorded $4.3 million of pre-tax charges in 2008 related primarily to inventory and receivable write-downs, transportation costs for the re-deployment of rental mats, as well as severance and related costs associated with restructuring activities in this segment.

Environmental Services

Revenues

Total revenues for this segment consisted of the following for the years ended December 31, 2008 and 2007:

	Year Ended December 31,		2008 vs 2007
	2008	2007	$	%
	(In thousands)

E&P waste — Gulf Coast	$45,999	$46,420	$(421)	(1)%
E&P waste — West Texas	7,957	3,971	3,986	100%
NORM and industrial waste	8,452	8,052	400	5%

Total	$62,408	$58,443	$3,965	7%

E&P waste revenues in the Gulf Coast region decreased 1% to $46.0 million in the year ended December 31, 2008 compared to 2007. Volumes processed by this region declined 5% during this period, reflective of the 3% decline in Gulf Coast rig activity during this period. This decline in volumes processed was partially offset by changes in sales mix and pricing increases.

E&P waste revenues in West Texas increased by 100% to $8.0 million in the year ended December 31, 2008 compared to 2007. Volumes processed by this region declined 20% during this period, however, this was more than offset by improvements in pricing. Also, this region generated $3.2 million of additional revenues from the sale of oil, which is a by-product of the waste disposal process. The increase in oil revenues is the result of the high commodity prices experienced during 2008.

NORM and industrial waste revenues increased by 5% to $8.5 million in the year ended December 31, 2008, compared to 2007.

Operating Income

Environmental services operating income decreased by $1.5 million to $9.0 million for the year ended December 31, 2008 on a $4.0 million increase in revenues compared to 2007, reflecting a decrease in operating margins to 14.5% from 18.0%. The year ended December 31, 2008 included a $2.6 million charge to write-down certain disposal assets which we have determined not to develop following the abandoned sale of the business in the fourth quarter of 2008. In addition, 2008 includes $0.4 million of expenses associated with unrecoverable losses incurred at our Gulf Coast facilities associated with Hurricanes Ike and Gustav. The remaining $1.5 million increase in operating income reflects the impact of the higher revenues.

General and Administrative Expense

General and administrative expense increased $3.7 million to $26.6 million for the year ended December 31, 2008 from 2007. The increase is attributable to $4.3 million of legal and related costs associated with the abandoned sale of the U.S. Environmental Services business in 2008. The year ended December 31, 2008 also included $2.2 million of expenses associated with the arbitration and anticipated settlement of a lawsuit with our former Chief Executive Officer. The year ended December 31, 2007 included $3.8 million of legal expenses, including a $1.6 million settlement charge, related to the shareholder class action and derivative litigation. The remaining $1.1 million increase in expenses in 2008 is primarily attributable to a $1.0 million increase associated with performance-based employee incentive programs.

We anticipate that general and administrative expense in 2009 will decrease from 2008 levels, due to the non-recurring nature of certain items in 2008, including the expenses associated with the abandoned sale of the U.S. Environmental Services business and the settlement of the dispute with our former Chief Executive Officer.

Interest Expense, net

Interest expense, net totaled $10.9 million for the year ended December 31, 2008 as compared to $20.3 million in 2007. The year ended December 31, 2007 included a $4.0 million non-cash charge to write-off capitalized debt issuance costs associated with termination of the credit facilities in December 2007. The remaining $5.4 million decrease is primarily attributable to lower interest rates throughout 2008, as compared to 2007. At December 31, 2008, our weighted average interest rate on borrowings was 3.46%, compared to 6.95% at December 31, 2007.

Provision for Income Taxes

For the year ended December 31, 2008, we recorded an income tax provision of $20.0 million, reflecting an income tax rate of 33.8%, compared to an income tax rate of 32.8% in 2007. The increase in effective tax rate from 2007 to 2008 is primarily attributable to a larger proportion of income being generated by our U.S. operations in 2008, which has a higher tax rate than our foreign jurisdictions. We expect the effective tax rate in 2009 to be between 34% and 35%.

Discontinued Operations

Discontinued operations include the results of operations of the Newpark Environmental Water Solutions (“NEWS”) business, which was exited in 2006, a sawmill facility, which was sold in 2007, and the Canadian Environmental Services business, which was shut down in 2007. During the year ended December 31, 2008, discontinued operations generated a pre-tax loss of $1.5 million ($0.8 million after-tax), which reflected remaining shut-down expenses associated with these businesses. During the year ended December 31, 2007, discontinued operations generated pre-tax loss of $4.1 million ($3.5 million after-tax), which reflected the results of operations, as well as impairments and shut-down expenses associated with the businesses.

Pre-tax losses from the disposal of discontinued operations were $3.2 million ($1.6 million after-tax) for the year ended December 31, 2007, reflecting the loss generated on the sale of the sawmill facility assets during the third quarter of 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Total revenues increased 4% to $671.2 million for the year ended December 31, 2007, as compared to $642.3 million in 2006. Total segment operating income increased from $23.5 million in 2006 to $89.3 million in 2007. Revenues and segment operating income are further analyzed in the segment analysis below.

Fluids Systems and Engineering

Revenues

Total revenues for this segment consisted of the following for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		2007 vs 2006
	2007	2006	$	%
	(In thousands)

North America	$317,670	$304,077	$13,593	4%
Mediterranean and South America	87,627	61,555	26,072	42%

Total drilling fluid and engineering revenues	405,297	365,632	39,665	11%
Completion fluids and services	72,740	72,872	(132)	0%
Industrial minerals	44,677	42,874	1,803	4%

Total	$522,714	$481,378	$41,336	9%

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

Mediterranean and South American revenues increased 42% in the year ended December 31, 2007 over 2006 levels, representing 17% of total segment revenues in 2007, compared to 13% in 2006. This increase was driven by increased rig activity and continued penetration into the North African and Romanian markets.

Revenues in our completion fluids and industrial minerals businesses increased $1.7 million for the year ended December 31, 2007, or 1% as compared to 2006 as increases in U.S. sales activity was partially offset by declines in industrial minerals sales into the Canadian market.

Operating Income

Operating income for this segment decreased $0.6 million for the year ended December 31, 2007 on a $41.3 million increase in revenues, resulting in a decline in operating margin from 13.8% to 12.6%. North American operating income decreased $5.4 million on a $13.6 million increase in revenues, primarily due to $4.3 million of non-recurring insurance recoveries from Hurricanes Katrina and Rita, which increased operating income in 2006. In addition, operating income was negatively impacted by higher operating costs, including significantly higher barite transportation costs, as well as the continued operating costs in the Canadian business which has remained relatively flat, despite the decline in sales volumes. The Mediterranean region operating income increased $6.0 million on a $25.5 million increase in revenues from 2006 to 2007, while the Brazilian operation generated a $1.2 million increase in operating losses, due to costs associated with the start-up of operations.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		2007 vs 2006
	2007	2006	$	%
	(In thousands)

Mat rental and integrated services	$67,016	$60,885	$6,131	10%
Mat sales	23,034	39,645	(16,611)	(42)%

Total	$90,050	$100,530	$(10,480)	(10)%

Total mat rental and integrated services revenues increased by $6.1 million in the year ended December 31, 2007, compared to 2006, primarily due to the SEM acquisition in August 2007, which contributed $5.2 million of revenue during 2007. Revenues for the Gulf Coast region increased by $0.9 million, or 1% over 2006. This increase is primarily attributable to improvements in market penetration, despite lower rig activity in this region compared to 2006.

Mat sales primarily consist of composite mats to international markets and export sales of wooden mats to Canada. The decline in mat sales is primarily attributable to a $17.2 million decrease in Canadian sales, due to lower drilling activity and a large one-time wooden mat sale recorded in 2006. The remaining $0.6 million increase in revenues is primarily attributable to composite mat export sales.

Operating Income

Segment operating income declined $2.5 million for the year ended December 31, 2007 on a $10.5 million decrease in revenues, compared to 2006. Operating margins declined to 14.2% for the year ended December 31, 2007 as compared to 15.1% in 2006. The decline in operating margin is primarily attributable to the impact of the change in mat sales volume.

Environmental Services

Revenues

Total revenues for this segment consisted of the following for the years ended December 31, 2007 and 2006:

	Year Ended December 31,		2007 vs 2006
	2007	2006	$	%
	(In thousands)

E&P waste — Gulf Coast	$46,420	$48,473	$(2,053)	(4)%
E&P waste — West Texas	3,971	4,137	(166)	(4)%
NORM and industrial waste	8,052	7,799	253	3%

Total	$58,443	$60,409	$(1,966)	(3)%

E&P waste revenues in the Gulf Coast region decreased 4% to $46.4 million in the year ended December 31, 2007 compared to 2006. Volumes processed by this region declined 15% during this period, however, this decrease was largely offset by pricing improvements and changes in sales mix.

E&P waste revenues in West Texas decreased by 4% to $4.0 million in the year ended December 31, 2007 compared to 2006. NORM and industrial waste revenues increased by 3% to $8.1 million in the year ended December 31, 2007, compared to 2006.

Operating Income

Environmental services operating income increased by $68.8 million to $10.5 million for the year ended December 31, 2007 compared to 2006. During 2006, we recorded a $68.1 million impairment of goodwill and other long-lived assets of this business which was offset by $0.8 million of insurance recoveries associated with Hurricanes Katrina and Rita. The remaining $1.5 million improvement in operating income is primarily attributable to the pricing improvements noted above, and operating cost reductions.

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

Provision for Income Taxes

For the year ended December 31, 2007, we recorded an income tax provision of $15.5 million, reflecting an income tax rate of 32.8%. For the year ended December 31, 2006, we recorded an income tax benefit of $4.1 million, reflecting an income tax rate of 25.2%. The low effective rate in 2006 is due to the impact of certain non-deductible expenses, including a portion of the goodwill impairment recorded in the Environmental Services segment.

Discontinued Operations

During the year ended December 31, 2007, discontinued operations generated a pre-tax loss of $4.1 million ($3.5 million after-tax), which reflected the results of operations, as well as impairments and shut-down expenses associated with the exited NEWS, sawmill and Canadian Environmental Services businesses. During the year ended December 31, 2006, discontinued operations generated a pre-tax loss of $28.5 million ($20.0 million after-tax), which included the operating losses of these discontinued businesses, along with a $17.8 million charge for the impairment of long-lived assets and other exit costs associated with the NEWS business.

Liquidity and Capital Resources

Net cash provided by operating activities during the year ended December 31, 2008 totaled $28.7 million. Net income adjusted for non-cash items generated $90.8 million of cash during the period, while increases in working capital used $62.7 million of cash. The increase in working capital during the period includes a $67.7 million increase in receivables, resulting from the higher revenues generated and slower customer payments at the end of 2008. Inventories also increased due to the higher revenues in 2008, resulting in a usage of cash of $37.0 million. This usage was largely offset by increases in accounts payable and accrued liabilities, also attributable to the increased level of business activities. Cash provided by operating activities of discontinued operations was $0.5 million.

Net cash used in investing activities during the year ended December 31, 2008 was $23.2 million, consisting primarily of capital expenditures. These expenditures were primarily in our Fluids Systems and Engineering segment which included $4.6 million for the construction of the plant in Brazil.

Net cash used in financing activities during the year ended December 31, 2008 totaled $2.1 million, which included $15.3 million to repurchase outstanding shares, largely offset by additional borrowings of $11.3 million and $1.9 million provided through purchases of equity by employees under Company programs.

We anticipate that our working capital requirements for continuing operations will remain consistent with the changes in revenue in the near term. In early 2009, we anticipate the working capital requirements to decrease as a result of anticipated declines in revenues. Our 2009 capital expenditures budget of $28.0 million was approved by our Board of Directors in January 2009. However, actual capital expenditures in 2009 are expected to be lower than the approved budget during the current period of lower drilling rig activity. Cash generated by operations and anticipated decreases in working capital levels, along with availability under existing long-term credit agreements are expected to be adequate to fund our anticipated capital needs. Our long term capitalization was as follows as of December 31:

	2008	2007
	(In thousands)

Term credit facility	$40,000	$50,000
Revolving credit facility	136,000	117,000
Foreign bank lines of credit	11,543	7,676
Other	611	2,802

Total	188,154	177,478
Less: current portion	(21,693)	(18,862)

Long-term portion	166,461	158,616
Stockholder’s equity	377,882	360,664

Total long-term capitalization	$544,343	$519,280

Long-term debt to long-term capitalization	30.6%	30.5%

In December 2007, we entered into a $225.0 million Amended and Restated Credit Agreement (“Credit Agreement”) with a five-year term, expiring in December 2012. The Credit Agreement consists of a $175.0 million revolving credit facility along with a $50.0 million term loan (“Term Loan”), which is to be repaid through annual principal repayments of $10.0 million which began in December 2008. There are no prepayment penalties should we decide to repay the Term Loan in part or in full prior to the scheduled maturity dates.

We can elect to borrow under the Credit Agreement at an interest rate either based on the prime rate plus a margin ranging from 0 to 100 basis points or at LIBOR plus a margin ranging from 150 to 250 basis points, both of which margins vary depending on our leverage. As of December 31, 2008, $123.0 million of the outstanding principal of the revolving credit facility is bearing interest at LIBOR plus 200 basis points, or 2.68%, while the remaining $13.0 million in outstanding principal is bearing interest at Prime Rate plus 50 basis points, or 3.75%. In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under the Term Loan. The initial notional amount of the swap agreements totaled $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the Term Loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable LIBOR margin, which was 200 basis points at December 31, 2008, over the term of the loan. The weighted average interest rate on the outstanding balances under our Credit Agreement including the interest rate swaps as of December 31, 2008 and December 31, 2007 were 3.46% and 6.95%, respectively.

The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

At December 31, 2008, $3.4 million in letters of credit were issued and outstanding, including $3.1 million required by insurance carriers in relation to our insurance programs. In addition, we had $136.0 million outstanding under our revolving credit facility at December 31, 2008, leaving $35.6 million of availability at that date.

The Credit Agreement contains covenants normal and customary for lending facilities of this nature. The financial covenants include the following:

		December 31,
	Covenant	2008

Fixed charge coverage ratio	1.20 minimum	2.93
Consolidated leverage ratio	3.00 maximum	1.80
Funded debt-to-captalization ratio	45.0% maximum	31.8%

As noted above, we were in compliance with these financial covenants as of December 31, 2008. The Credit Agreement also contains covenants that allow for, but limit, our ability to pay dividends, repurchase our common stock, and incur additional indebtedness. We expect to remain compliant with all covenants for our credit agreement in 2009.

Ava, S.p.A., our European Fluids Systems and Engineering subsidiary (“Ava”) maintains its own credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to preserve credit availability under our corporate credit agreement, as well as to reduce the net investment in foreign operations subject to foreign currency risk. Advances under these short-term credit arrangements are typically based on a percentage of Ava’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was 6.05% at December 31, 2008. As of December 31, 2008, Ava had a total of $11.5 million outstanding under these facilities, including $0.2 million reported in long term debt. We do not provide a corporate guaranty of Ava’s debt.

Off-Balance Sheet Arrangements

In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $3.1 million and $2.3 million at December 31, 2008 and 2007, respectively. In addition, as of December 31, 2008 and 2007, we had established other letters of credit in favor of our suppliers in the amount of $0.3 million and $5.8 million, respectively. As of December 31, 2008 and 2007, we had outstanding guarantee obligations totaling $8.5 million and $7.4 million, respectively, in connection with facility closure bonds and other performance bonds issued by insurance companies.

Other than normal operating leases for office and warehouse space, barges, rolling stock and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Contractual Obligations

A summary of our outstanding contractual and other obligations and commitments at December 31, 2008 is as follows:

	2009	2010-2011	2012-2013	Thereafter	Total
	(In thousands)

Long-term debt	$10,000	$20,000	$136,461	$—	$166,461
Capital leases	343	108	—	—	451
Foreign bank lines of credit	11,302	—	—	—	11,302
Operating leases	18,865	15,991	8,213	2,404	45,473
Trade accounts payable and accrued liabilities	127,964	—	—	—	127,964
Purchase commitments, not accrued	24,602	23,250	—	—	47,852
Other long-term liabilities	—	3,700	—	—	3,700
Performance bond obligations	8,458	—	—	—	8,458
Standby letter of credit commitments	3,383	—	—	—	3,383

Total contractual obligations	$204,917	$63,049	$144,674	$2,404	$415,044

The above table does not reflect expected tax payments and unrecognized tax benefits due to the inability to make a reasonably reliable estimate of the timing and amount to be paid. For additional discussion on unrecognized tax benefits, see “Note 8- Income Taxes” to our Notes to Consolidated Financial Statements included in Part II Item 8 in this report.

We anticipate that the obligations and commitments listed above that are due in less than one year will be paid from operating cash flows. The specific timing of settlement for certain long-term obligations can not be reasonably estimated.

Critical Accounting Policies

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted within the United States, which requires us to make assumptions, estimates and judgments that affect the amounts and disclosures reported. Estimates used in preparing our consolidated financial statements include the following: allowances for sales returns, allowances for doubtful accounts, reserves for inventory obsolescence, reserves for self-insured retentions under insurance programs, estimated performance and values associated with employee incentive programs, fair values used for goodwill impairment testing, undiscounted cash flows used for impairment testing of long-lived assets and valuation allowances for deferred tax assets. Note 1 to the consolidated financial statements contains the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

We believe the critical accounting policies described below affect our more significant judgments and estimates used in preparing our consolidated financial statements.

Allowance for Doubtful Accounts

Reserves for uncollectible accounts receivable are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable.

The majority of our revenues are from mid-sized and international oil companies and government-owned or government-controlled oil companies, and we have receivables in several foreign jurisdictions. Changes in the financial condition of our customers or political changes in foreign jurisdictions could cause our customers to be unable to repay these receivables, resulting in additional allowances. Since amounts due from individual customers can be significant, future adjustments to the allowance could be material. For the years ended December 31, 2008, 2007 and 2006, provisions for uncollectible accounts receivable were $2.7 million, $1.3 million and $1.7 million, respectively. The increase in 2008 is partially attributable to the impact of the worldwide recession and slow down in industry activity in late 2008.

Allowance for Sales Returns

We maintain reserves for estimated customer returns of unused materials in our Fluids Systems and Engineering segment. The reserves are established based upon historical customer return levels and estimated gross profit levels attributable to product sales.

Inventory

Reserves for inventory obsolescence are determined based on the fair value of the inventory using factors such as our historical usage of inventory on-hand, future expectations related to our customers needs, market conditions and the development of new products. Changes in oil and gas drilling activity and the development of new technologies associated with the drilling industry could require additional allowances to reduce the value of inventory to the lower of its cost or net realizable value.

Impairments of Long-lived Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if an indication of impairment exists. The impairment test includes a comparison of the carrying value of net assets, including goodwill, of our reporting units with their estimated fair values, which we determine using a combination of a market multiple and discounted cash flow approach. If the carrying value exceeds the estimated fair value, an impairment charge is recorded in the period in which such review is performed. We identify our reporting units based on our analysis of several factors, including our operating segment structure, evaluation of the economic characteristics of our geographic regions within each of our operating segments, and the extent to which our business units share assets and other resources.

During the fourth quarter of 2008, we experienced a decline in our market capitalization. During this period, our average market capitalization was approximately $400 million, whereas our book value was $377.9 million at December 31, 2008. Under Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), the Financial Accounting Standards Board (“FASB”) requires the performance of an interim goodwill impairment test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We evaluated the movement in our stock price, along with our performance and the long-term industry outlook, Based on this evaluation, we concluded that we did not have a triggering event that would require the performance of an interim goodwill impairment test.

We will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting unit and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

We review property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess recoverability based on expected undiscounted future net cash flows. In estimating expected cash flows, we use a probability-weighted approach. Should the review indicate that the carrying value is not fully recoverable, the amount of impairment loss is determined by comparing the carrying value to the estimated fair value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable, an impairment is recorded. As of December 31, 2008, no indication of impairment exists; however, a severe or prolonged economic recession could result in an impairment of assets in the future.

Insurance

We maintain reserves for estimated future payments associated with our self-insured employee healthcare programs, as well as the self-insured retention exposures under our general liability, auto liability and workers compensation insurance policies. Our reserves are determined based on historical cost experience under these programs, including estimated development of known claims under these programs and estimated incurred-but-not-reported claims. Required reserves could change significantly based upon changes in insurance coverage, loss experience, or inflationary impacts. As of December 31, 2008 and 2007, total insurance reserves were $3.2 million and $3.3 million, respectively.

Income Taxes

We have total deferred tax assets of $49.2 million at December 31, 2008. A valuation allowance must be established to offset a deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. At December 31, 2008, a total valuation allowance of $13.3 million was recorded, substantially all of which offsets $14.7 million of net operating loss carryforwards for state tax purposes, as well as foreign jurisdictions, including Mexico and Brazil. No valuation allowance is recorded for our federal net operating loss carryforward. Changes in the expected future generation of qualifying taxable income within these jurisdictions or in the realizability of other tax assets, would result in an adjustment to the valuation allowance, which would be charged or credited to income in the period this determination was made.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. FIN 48 became effective for us in 2007. As a result of the January 1, 2007 implementation of FIN 48, we performed a comprehensive review of possible uncertain tax positions in accordance with recognition standards established by FIN 48 and we recognized a liability of $0.8 million resulting in a corresponding increase to the retained deficit balance at January 1, 2007.

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

•	In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under our $50.0 million term loan. These swap agreements are valued based upon level 2 fair value criteria under the guidelines of SFAS 157, where the fair value of these instruments is determined using other observable inputs-including quoted prices for similar assets/liabilities and market corroborated inputs as well as quoted prices in inactive markets. The fair value of the interest rate swap arrangements was a $1.3 million liability, net of tax as of December 31, 2008.

•	The FASB provided a one year deferral of the adoption of SFAS No. 157 for certain non-financial assets and liabilities under FASB Staff Position (“FSP 157-2”), “Effective Date of FASB Statement No. 157”. We elected to defer the adoption of the standard for these non-financial assets and liabilities, and do not expect the impact of this statement to be material.

•	In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions.

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

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations”, (“SFAS 141(R)”) which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance, requiring that all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS 141(R) will apply to acquisitions that are effective after December 31, 2008, and we do not expect the adoption of this statement to have a material impact.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, and we do not expect the impact of this statement to be material.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, and we do not expect the impact of this statement to be material.

In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.

Interest Rate Risk

Our policy is to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At December 31, 2008, we had total debt outstanding of $188.2 million.

In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR interest rate on our borrowings under the term loan portion of our credit facility. The initial notional amount of the swap agreements totaled $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the term loan. As of December 31, 2008, $40.0 million remained outstanding under this term loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable LIBOR margin, which was 200 basis points at December 31, 2008, over the term of the loan.

The remaining $148.2 million of debt outstanding at December 31, 2008 bears interest at a floating rate. At December 31, 2007, the weighted average interest rate under our floating-rate debt was 3.05%. A 200 basis point increase in market interest rates during 2008 would cause our annual interest expense to increase approximately $3.0 million, resulting in a $0.02 per diluted share reduction in annual earnings.

Foreign Currency

Our principal foreign operations are conducted in Canada, Mexico, Brazil, U.K. and certain areas of Europe and North Africa. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate which include European euros, Canadian dollars and Brazilian reals. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments.

Unremitted foreign earnings permanently reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $38.0 million and $24.0 million at December 31, 2008 and 2007, respectively. We have the ability and intent to leave these foreign earnings permanently reinvested abroad.

ITEM 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities and Exchange Act Rule 13(a)-15(f). Our internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making its assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Control — Integrated Framework.” We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/  Paul L. Howes
Paul L. Howes
President, Chief Executive Officer

/s/  James E. Braun
James E. Braun
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Newpark Resources, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheet of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such 2008 consolidated financial statements present fairly, in all material respects, the financial position of Newpark Resources, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Houston, Texas
March 6, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Newpark Resources, Inc.

We have audited the accompanying consolidated balance sheet of Newpark Resources, Inc. as of December 31, 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newpark Resources, Inc. at December 31, 2007 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.

/s/   Ernst & Young LLP

Houston, Texas
March 6, 2008 except as to the reclassification
of the U.S. Environmental Services business
as continuing operations discussed in Note 2
as to which the date is
March 6, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Newpark Resources, Inc.
The Woodlands, Texas

We have audited the internal control over financial reporting of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 6, 2008 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Houston, Texas
March 6, 2009

Newpark Resources, Inc.

Consolidated Balance Sheets
December 31,

	2008	2007
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$8,252	$5,741
Receivables, net	211,366	151,176
Inventories	149,304	120,326
Deferred tax asset	22,809	28,484
Prepaid expenses and other current assets	11,062	12,612
Assets of discontinued operations	—	6,026

Total current assets	402,793	324,365
Property, plant and equipment, net	226,627	227,763
Goodwill	60,268	62,616
Deferred tax asset, net	707	408
Other intangible assets, net	18,940	21,898
Other assets	4,344	6,443

Total assets	$713,679	$643,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign bank lines of credit	$11,302	$7,297
Current maturities of long-term debt	10,391	11,565
Accounts payable	89,018	68,109
Accrued liabilities	38,946	21,560
Liabilities of discontinued operations	—	944

Total current liabilities	149,657	109,475
Long-term debt, less current portion	166,461	158,616
Deferred tax liability	15,979	10,340
Other noncurrent liabilities	3,700	4,398

Total liabilities	335,797	282,829
Common stock, $0.01 par value, 100,000,000 shares authorized 91,139,966 and 90,215,715 shares issued, respectively	911	902
Paid-in capital	457,012	450,319
Accumulated other comprehensive income	1,296	13,988
Retained deficit	(66,087)	(104,545)
Treasury stock, at cost; 2,646,409 shares	(15,250)	—

Total stockholders’ equity	377,882	360,664

Total Liabilities and Stockholders’ Equity	$713,679	$643,493

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Operations
Year Ended December 31,

	2008	2007	2006
	(In thousands, except
	per share data)

Revenues	$858,350	$671,207	$642,317
Cost of revenues	760,224	581,881	550,747

	98,126	89,326	91,570
General and administrative expenses	26,630	22,923	20,022
Impairment losses	—	—	68,080

Operating income	71,496	66,403	3,468
Foreign currency exchange loss (gain)	1,269	(1,083)	367
Interest expense, net	10,881	20,251	19,546

Income from continuing operations before income taxes	59,346	47,235	(16,445)
Provision for income taxes	20,046	15,472	(4,139)

Income (loss) from continuing operations	39,300	31,763	(12,306)
Loss from discontinued operations, net of tax	(842)	(3,488)	(19,975)
Loss from disposal of discontinued operations, net of tax	—	(1,613)	—

Net income (loss)	$38,458	$26,662	$(32,281)

Basic weighted average common shares outstanding	88,987	90,015	89,333
Diluted weighted average common shares outstanding	89,219	90,527	89,871
Income (loss) per common share (basic):
Income (loss) from continuing operations	$0.44	$0.35	$(0.14)
Loss from discontinued operations	(0.01)	(0.05)	(0.22)

Net income (loss) per common share	$0.43	$0.30	$(0.36)

Income (loss) per common share (diluted):
Income (loss) from continuing operations	$0.44	$0.35	$(0.14)
Loss from discontinued operations	(0.01)	(0.06)	(0.22)

Net income (loss) per common share	$0.43	$0.29	$(0.36)

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Comprehensive Income (Loss)
Year Ended December 31,

	2008	2007	2006
	(In thousands)

Net income (loss)	$38,458	$26,662	$(32,281)
Changes in interest rate swap and cap, net of tax	(1,310)	240	(240)
Foreign currency translation adjustments	(11,382)	5,808	564

Comprehensive income (loss)	$25,766	$32,710	$(31,957)

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Stockholders’ Equity
Year Ended December 31,

				Accumulated
			Unearned	Other
	Common	Paid-In	Restricted	Comprehensive	Retained	Treasury
	Stock	Capital	Stock	Income	Deficit	Stock	Total
	(In thousands)

Balance at December 31, 2005	$884	$436,636	$(235)	$7,616	$(98,176)	$—	$346,725
Employee stock options and ESPP	11	5,611	—	—	—	—	5,622
Stock-based compensation expense	—	2,000	—	—	—	—	2,000
Reclass due to implementation of FAS 123(R)	—	66	235	—	—	—	301
Income tax effect, net, of employee stock options	—	452	—	—	—	—	452
Cashless exercise of Series A warrants	2	(2)	—	—	—	—	—
Changes in fair value of interest rate swap and cap (net of tax)	—	—	—	(240)	—	—	(240)
Foreign currency translation	—	—	—	564	—	—	564
Net loss	—	—	—	—	(32,281)	—	(32,281)

Balance at December 31, 2006	897	444,763	—	7,940	(130,457)	—	323,143
Employee stock options and ESPP	4	2,239	—	—	—	—	2,243
Stock-based compensation expense	—	3,434	—	—	—	—	3,434
Vesting of restricted stock	1	(1)	—	—	—	—	—
Income tax effect, net, of employee stock option activity	—	(116)	—	—	—	—	(116)
Changes in fair value of interest rate swap and cap (net of tax)	—	—	—	240	—	—	240
Foreign currency translation	—	—	—	5,808	—	—	5,808
Adoption of FIN 48	—	—	—	—	(750)	—	(750)
Net income	—	—	—	—	26,662	—	26,662

Balance at December 31, 2007	902	450,319	—	13,988	(104,545)	—	360,664
Employee stock options and ESPP	3	1,907	—	—	—	—	1,910
Stock-based compensation expense	—	5,128	—	—	—	—	5,128
Issuance of restricted stock and restricted stock units	6	(6)	—	—	—	—	—
Income tax effect, net, of employee stock option activity	—	(336)	—	—	—	—	(336)
Changes in fair value of interest rate swap (net of tax)	—	—	—	(1,310)	—	—	(1,310)
Treasury shares purchased at cost	—	—	—	—	—	(15,250)	(15,250)
Foreign currency translation	—	—	—	(11,382)	—	—	(11,382)
Net income	—	—	—	—	38,458	—	38,458

Balance at December 31, 2008	$911	$457,012	$—	$1,296	$(66,087)	$(15,250)	$377,882

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Cash Flows
Year Ended December 31,

	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$38,458	$26,662	$(32,281)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Net loss from discontinued operations	842	3,488	19,975
Net loss on disposal of discontinued operations	—	1,613	—
Non-cash charges	3,840	—	68,080
Depreciation and amortization	27,343	23,601	24,563
Stock-based compensation expense	5,128	3,434	2,000
Provision for deferred income taxes	12,773	9,951	(14,168)
Provision for doubtful accounts	2,664	1,315	1,733
(Gain) loss on sale of assets	(245)	30	(863)
Change in assets and liabilities:
(Increase) decrease in receivables	(67,741)	5,146	(13,110)
Increase in inventories	(37,002)	(12,764)	(21,066)
Decrease (increase) in other assets	4,651	1,926	(4,112)
Increase (decrease) in accounts payable	21,340	2,428	(2,936)
Increase (decrease) in accrued liabilities and other	16,090	(4,869)	8,842

Net operating activities of continuing operations	28,141	61,961	36,657
Net operating activities of discontinued operations	546	6,210	(10,057)

Net cash provided by operating activities	28,687	68,171	26,600

Cash flows from investing activities:
Capital expenditures	(22,494)	(22,176)	(32,647)
Proceeds from sale of property, plant and equipment	510	986	2,622
Insurance proceeds from property, plant and equipment claim	—	—	3,471
Business acquisitions	(1,184)	(23,203)	—

Net investing activities of continuing operations	(23,168)	(44,393)	(26,554)
Net investing activities of discontinued operations	—	4,101	(3,744)

Net cash used in investing activities	(23,168)	(40,292)	(30,298)

Cash flows from financing activities:
Net payments on lines of credit	23,593	67,369	10,858
Principal payments on notes payable and long-term debt	(12,252)	(155,026)	(158,643)
Long-term borrowings	—	50,000	150,132
Proceeds from employee stock plans	1,910	2,243	5,622
Excess tax benefit from exercise of stock options	—	—	644
Purchase of treasury stock	(15,250)	—	—

Net financing activities of continuing operations	(1,999)	(35,414)	8,613
Net financing activities of discontinued operations	(63)	(235)	(40)

Net cash (used in) provided by financing activities	(2,062)	(35,649)	8,573

Effect of exchange rate changes on cash	(946)	758	314

Net increase (decrease) in cash and cash equivalents	2,511	(7,012)	5,189
Cash and cash equivalents at beginning of year	5,741	12,753	7,564

Cash and cash equivalents at end of year	$8,252	$5,741	$12,753

Cash paid for:
Income taxes (net of refunds)	$6,231	$6,785	$3,846
Interest	$10,355	$17,905	$19,040

See Accompanying Notes to Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization and Principles of Consolidation.  Newpark Resources, Inc., a Delaware corporation, provides integrated fluids management, waste disposal, and well site preparation products and services to the oil and gas exploration and production (“E&P”) industry, principally in the U.S. Gulf Coast, West Texas, the U.S. mid-continent, the U.S. Rocky Mountains, Canada, Mexico, Brazil and certain areas of Europe and North Africa. The consolidated financial statements include our company and our wholly-owned subsidiaries (“we,” “our” or “us”). All intercompany transactions are eliminated in consolidation. We have reclassified certain items previously reported to conform with the presentation at December 31, 2008. These reclassifications primarily relate to the reclassification of our U.S. Environmental Services business to continuing operations, as described in Note 2.

Use of Estimates and Market Risks.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in preparing our consolidated financial statements include, but are not limited to, the following: allowances for sales returns, allowances for doubtful accounts, reserves for inventory obsolescence, reserves for self-insured retentions under insurance programs, reserves for incentive compensation programs, fair values used for goodwill impairment testing, undiscounted future cash flows used for impairment testing of long-lived assets and valuation allowances for deferred tax assets.

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

The majority of our revenues are from mid-sized and international oil companies and government-owned or government-controlled oil companies, and we have receivables in several foreign jurisdictions. Changes in the financial condition of our customers or political changes in foreign jurisdictions could cause our customers to be unable to repay these receivables, resulting in additional allowances.

Allowance for Sales Returns.  We maintain reserves for estimated customer returns of unused materials in our Fluids Systems and Engineering segment. The reserves are established based upon historical customer return levels and estimated gross profit levels attributable to product sales.

Inventories.  Inventories are stated at the lower of cost (principally average and first-in, first-out) or market. Certain conversion costs associated with the acquisition, production and blending of inventory in our Fluids Systems and Engineering segment as well as in the manufacturing operations in the Mats and Integrated Services segment are capitalized as a component of the carrying value of the inventory and expensed as a component of cost of revenues as the products are sold. Reserves for inventory obsolescence are determined based on the fair value of the inventory using factors such as our historical usage of inventory on-hand, future expectations related to our customers needs, market conditions and the development of new products.

Property, Plant and Equipment.  Property, plant and equipment are recorded at cost. Additions and improvements that extend the useful life of the assets are capitalized. Maintenance and repairs are charged to expense as incurred. The cost of property, plant and equipment sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any gain or loss is credited or charged to income.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For financial reporting purposes, except as described below, depreciation is provided on property, plant and equipment, including assets held under capital leases, by utilizing the straight-line method over the following estimated useful service lives or lease term:

Computers, autos and light trucks	2-5 years
Wooden mats	4 years
Composite mats	7-12 years
Tractors and trailers	10-15 years
Machinery and heavy equipment	5-15 years
Owned buildings	20-35 years
Leasehold improvements	lease term, including reasonably assured renewal periods

We compute the provision for depreciation on certain of our environmental disposal assets and our barite grinding mills using the unit-of-production method. In applying this method, we have considered certain factors which affect the expected production units (lives) of these assets. These factors include periods of non-use for normal maintenance and economic slowdowns.

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

Impairment of Long-Lived Assets.  Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if an indication of impairment exists. The impairment test includes a comparison of the carrying value of net assets, including goodwill, of our reporting units with their estimated fair values, which we determine using a combination of a market multiple and discounted cash flow approach. If the carrying value exceeds the estimated fair value, an impairment charge is recorded in the period in which such review is performed. We identify our reporting units based on our analysis of several factors, including our operating segment structure, evaluation of the economic characteristics of our geographic regions within each of our operating segments, and the extent to which our business units share assets and other resources.

We review property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess recoverability based on expected undiscounted future net cash flows. In estimating expected cash flows, we use a probability-weighted approach. Should the review indicate that the carrying value is not fully recoverable, the amount of impairment loss is determined by comparing the carrying value to the estimated fair value.

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

Revenue Recognition.  The Fluids Systems and Engineering segment recognizes sack and bulk material additive revenues upon shipment of materials and passage of title. Formulated liquid systems revenues are recognized when utilized or lost downhole while drilling. An allowance for product returns is maintained, reflecting estimated future customer product returns. Engineering and related services are provided to customers at agreed upon hourly or daily rates, and revenues are recognized when the services are performed.

For the Mats and Integrated Services segment, revenues from the sale of mats are recognized when title passes to the customer, which is upon shipment or delivery, depending upon the terms of the underlying sales contract. Revenues

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for services and rentals provided by this segment are generated from both fixed-price and unit-priced contracts, which are short-term in duration. The activities under these contracts include site preparation, pit design, construction, drilling waste management, and the installation and rental of mat systems for a period of time generally not to exceed 60 days. Revenues from services provided under these contracts are recognized as the specified services are completed. Revenues from any subsequent extensions to the rental agreements are recognized over the extension period.

For our Environmental Services segment, revenues are recognized when we take title to the waste, which is upon receipt of the waste at one of our facilities. All costs related to the transporting and disposing of the waste received are accrued when that revenue is recognized.

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

Stock-Based Compensation.  We recognize stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123(R) “Share-Based Payment,” (“SFAS 123(R)”) using a modified prospective method of application. All share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. We use the Black-Scholes option-pricing model for measuring the fair value of stock options granted and recognize stock-based compensation based on the grant date fair value, net of an estimated forfeiture rate, for all share-based awards granted after December 31, 2005, and granted prior to, but not yet vested as of December 31, 2005, on a straight-line basis over the vesting term.

Foreign Currency Transactions.  The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries maintain their accounting records in the respective local currency. These currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected in “accumulated other comprehensive income,” a component of stockholders’ equity. Foreign currency transaction gains (losses), if any, are credited or charged to income. We recorded a net transaction (loss) gain totaling ($1.3) million, $1.1 million, and ($0.4) million in 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, cumulative foreign currency translation gains, net of tax, related to foreign subsidiaries reflected in stockholders’ equity amounted to $2.4 million and $13.8 million, respectively.

Derivative Financial Instruments.  We monitor our exposure to various business risks including interest rates and foreign currency exchange rates and occasionally use derivative financial instruments to manage the

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact of certain of these risks. At the inception of a new derivative, we designate the derivative as a cash flow or fair value hedge or we determine the derivative to be undesignated as a hedging instrument based on the underlying facts. We do not enter into derivative instruments for trading purposes.

New Accounting Standards.  In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. SFAS 157 introduces a fair value hierarchy (levels 1 through 3) to prioritize inputs to fair value and classifies the measurements for disclosure purposes. This pronouncement applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, this statement does not require any new fair value measurements. SFAS 157 was effective for our 2008 fiscal year and interim periods within the 2008 fiscal year. The adoption of SFAS 157 did not have a material effect on our consolidated financial position or results of operations.

•	In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under our $50.0 million term loan. These swap agreements are valued based upon level 2 fair value criteria under the guidelines of SFAS 157, where the fair value of these instruments is determined using other observable inputs-including quoted prices for similar assets/liabilities and market corroborated inputs as well as quoted prices in inactive markets. The fair value of the interest rate swap arrangements was a $1.3 million liability, net of tax as of December 31, 2008.

•	The FASB provided a one year deferral of the adoption of SFAS No. 157 for certain non-financial assets and liabilities under FASB Staff Position (“FSP 157-2”), “Effective Date of FASB Statement No. 157”. We elected to defer the adoption of the standard for these non-financial assets and liabilities, and do not expect the impact of this statement to be material.

•	In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions.

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

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations”, (“SFAS 141(R)”) which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance, requiring that all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS 141(R) will apply to acquisitions that are effective after December 31, 2008, and we do not expect the adoption of this statement to have a material impact.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, and we do not expect the impact of this statement to be material.

In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, and we do not expect the impact of this statement to be material.

In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008.

Note 2 —	Discontinued Operations

During 2006, we shut down the operations of Newpark Environmental Water Solutions, (“NEWS”), and disposed of certain assets related to this operation along with the disposal and water treatment operations in Wyoming which existed prior to the start up of NEWS. Operations ceased at these facilities during the fourth quarter of 2006, except as required to maintain permits.

During 2007, we completed the sale of a sawmill facility that historically supplied wood products to third parties and provided wooden mat materials for our Mats and Integrated Services segment. As a result of this sale, we recorded a loss from disposal of discontinued operations of $3.2 million ($1.6 million after-tax).

Also during 2007, we entered into a definitive agreement to sell our U.S. Environmental Services business and exited certain Environmental Services activities in the Canadian market. As a result of these developments, we reclassified all assets, liabilities and results of our U.S. and Canadian Environmental Services operations to discontinued operations for all periods presented, beginning in the third quarter of 2007. In October 2008, the Federal Trade Commission (“FTC”) filed suit seeking a Temporary Restraining Order and Preliminary Injunction to prevent us from concluding the sale transaction for the U.S. Environmental Services business, and in November 2008, the agreement to sell this business was terminated. As a result of these developments, we reclassified all assets, liabilities and results of our U.S. Environmental Services operations from discontinued operations to continuing operations, for all periods presented.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued operations includes all of the assets, liabilities and results of operations of the NEWS business, the sawmill facility, and the Canadian Environmental Services business. Summarized results of operations are as follows:

	2008	2007	2006
	(In thousands)

Revenues	$—	$17,337	$27,215
Loss from discontinued operations before income taxes	(1,479)	(4,078)	(28,499)
Loss from discontinued operations, net of tax	(842)	(3,488)	(19,975)
Loss from disposal of discontinued operations, before income taxes	—	(3,200)	—
Loss from disposal of discontinued operations, net of tax	—	(1,613)	—

Assets and liabilities of discontinued operations as of December 31, 2007 were as follows:

2007
(In thousands)

Receivables, net	$1,372
Inventories	216
Other current assets	129
Deferred tax asset	2,060
Property, plant and equipment	2,249

Assets of discontinued operations	$6,026

Accounts payable	$561
Other accrued liabilities	383

Liabilities of discontinued operations	$944

As of December 31, 2008, there are no remaining assets and liabilities of discontinued operations.

3.	Inventories

Inventories consisted of the following items at December 31:

	2008	2007
	(In thousands)

Finished goods- mats	$4,701	$8,120
Raw materials and components:
Drilling fluids raw material and components	144,138	110,173
Supplies and other	465	2,033

Total raw materials and components	144,603	112,206

Total	$149,304	$120,326

During 2008, $4.2 million of raw materials inventory which serves as a permanent sub-surface for our barite ore, was reclassified to property, plant and equipment.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property, Plant and Equipment

Our investment in property, plant and equipment consisted of the following at December 31:

	2008	2007
	(In thousands)

Land	$14,198	$14,842
Buildings and improvements	70,149	50,523
Machinery and equipment	241,059	253,062
Construction in progress	2,535	3,180
Mats (rental fleet)	42,607	55,100

	370,548	376,707
Less accumulated depreciation	(143,921)	(148,944)

Property, plant and equipment, net	$226,627	$227,763

Depreciation expense was $23.6 million, $22.4 million and $21.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

5.	Goodwill, Other Intangibles and Impairments of Long-Lived Assets

Changes in the carrying amount of goodwill by reportable segment are as follows:

		Mats and
	Fluids Systems	Integrated
	& Engineering	Services	Total
	(In thousands)

Balance at January 1, 2007	$44,713	$9,911	$54,624
Acquisitions	884	4,576	5,460
Effects of foreign currency	2,532	—	2,532

Balance at December 31, 2007	48,129	14,487	62,616
Acquisitions	—	442	442
Effects of foreign currency	(2,790)	—	(2,790)

Balance at December 31, 2008	$45,339	$14,929	$60,268

The acquisitions in Fluids Systems & Engineering relates to our purchase of a minority ownership in our subsidiary in Brazil. Acquisitions within Mats and Integrated Services in 2007 and 2008 reflect amounts associated with the acquisition of SEM Construction Company, located in Western Colorado.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets.  Other intangible assets consist of the following:

	December 31, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
	(In thousands)

Technology related	$10,684	$(6,228)	$4,456	$11,161	$(5,918)	$5,243
Customer related	10,694	(3,103)	7,591	10,757	(978)	9,779
Employment related	2,530	(608)	1,922	2,554	(622)	1,932

Total amortizing intangible assets	23,908	(9,939)	13,969	24,472	(7,518)	16,954

Contract related	3,973	—	3,973	4,004	—	4,004
Marketing related	998	—	998	940	—	940

Total indefinite-lived intangible assets	4,971	—	4,971	4,944	—	4,944

Total intangible assets	$28,879	$(9,939)	$18,940	$29,416	$(7,518)	$21,898

Total amortization expense for the years ended December 31, 2008 and 2007 related to other intangible assets was $3.7 million and $1.2 million, respectively.

Estimated future amortization expense for the years ended December 31 is as follows (in thousands):

2009	$3,000
2010	2,737
2011	2,234
2012	1,628
2013	1,049
Thereafter	3,321

Total	$13,969

6.	Financing Arrangements

Financing arrangements consisted of the following at December 31, 2008 and 2007:

	2008	2007
	(In thousands)

Term credit facility	$40,000	$50,000
Revolving credit facility	136,000	117,000
Foreign bank lines of credit	11,543	7,676
Other	611	2,802

Total	$188,154	$177,478
Less: current portion	(21,693)	(18,862)

Long-term portion	$166,461	$158,616

In December 2007, we entered into a $225.0 million Amended and Restated Credit Agreement (“Credit Agreement”) with a five-year term, expiring in December 2012. The Credit Agreement consists of a $175.0 million revolving credit facility along with a $50.0 million term loan (“Term Loan”), which is to be repaid through annual

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal repayments of $10.0 million which began in December 2008. There are no prepayment penalties should we decide to repay the Term Loan in part or in full prior to the scheduled maturity dates.

We can elect to borrow under the Credit Agreement at an interest rate either based on the prime rate plus a margin ranging from 0 to 100 basis points or at LIBOR plus a margin ranging from 150 to 250 basis points, both of which margins vary depending on our leverage. As of December 31, 2008, $123.0 million of the outstanding principal of the revolving credit facility is bearing interest at LIBOR plus 200 basis points, or 2.68%, while the remaining $13.0 million in outstanding principal is bearing interest at Prime Rate plus 50 basis points, or 3.75%. In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under the Term Loan. The initial notional amount of the swap agreements totaled $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the Term Loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable LIBOR margin, which was 200 basis points at December 31, 2008, over the term of the loan. The weighted average interest rates on the outstanding balances under our Credit Agreement including the interest rate swaps as of December 31, 2008 and December 31, 2007 was 3.46% and 6.95%, respectively.

The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

At December 31, 2008, $3.4 million in letters of credit were issued and outstanding and $136.0 million was outstanding under our revolving credit facility, leaving $35.6 million of availability at that date.

The Credit Agreement contains covenants normal and customary for lending facilities of this nature. The financial covenants include the following:

		December 31,
	Covenant	2008

Fixed charge coverage ratio	1.20 minimum	2.93
Consolidated leverage ratio	3.00 maximum	1.80
Funded debt-to-captalization ratio	45.0% maximum	31.8%

As noted above, we were in compliance with these financial covenants as of December 31, 2008. The Credit Agreement also contains covenants that allow for, but limit, our ability to pay dividends, repurchase our common stock, and incur additional indebtedness.

Ava, S.p.A., our European Fluids Systems and Engineering subsidiary (“Ava”) maintains its own credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. Advances under these short-term credit arrangements are typically based on a percentage of Ava’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was 6.05% at December 31, 2008. As of December 31, 2008, Ava had a total of $11.5 million outstanding under these facilities, including $0.2 million reported in long term debt. We do not provide a corporate guaranty of Ava’s debt.

For the years ended December 31, 2008, 2007 and 2006, we incurred net interest expense of $10.9 million, $20.3 million and $19.6 million, respectively. The years ended 2007 and 2006 included charges for the write-off of debt issuance costs of $4.0 million and $1.2 million, respectively. During the years ended December 31, 2008, 2007 and 2006, $0 million, $0.1 million and $0.5 million was capitalized, respectively, on qualifying construction projects.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled maturities of all long-term debt are as follows:

(In thousands)

2009	21,693
2010	10,461
2011	10,000
2012	146,000
2013	—

Total	$188,154

7.	Fair Value of Financial Instruments and Concentrations of Credit Risk

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, receivables, payables, debt, and certain derivative financial instruments. We believe the carrying values of these instruments approximated their fair values at December 31, 2008 and 2007. We estimate the fair value of our derivative instruments by obtaining available market information and quotes from brokers.

At December 31, 2008 and 2007, the estimated fair value of total debt was $188.2 million and $177.5 million, respectively, and the carrying value included in our consolidated balance sheets was $188.2 million and $177.5 million, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, trade accounts and notes receivable and our interest rate swaps. We maintain cash and cash equivalents with various financial institutions. As part of our investment strategy, we perform periodic evaluations of the relative credit standing of these financial institutions.

Accounts Receivable.  Accounts receivable at December 31, 2008 and 2007 include the following:

	2008	2007
	(In thousands)

Trade receivables	$168,320	$129,793
Unbilled receivables	42,692	24,036

Gross trade receivables	211,012	153,829
Allowance for doubtful accounts	(4,259)	(3,915)

Net trade receivables	206,753	149,914
Notes and other receivables	4,613	1,262

Total receivables, net	$211,366	$151,176

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of credit risk with respect to trade accounts and notes receivable are generally limited due to the large number of entities comprising our customer base. We maintain an allowance for losses based upon the expected collectability of accounts receivable. Changes in this allowance for 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In thousands)

Balance at beginning of year	$3,915	$2,356	$804
Provision for uncollectible accounts	2,664	1,315	1,733
Write-offs, net of recoveries	(2,320)	244	(181)

Balance at end of year	$4,259	$3,915	$2,356

During the years ended December 31, 2008, 2007 and 2006, no single customer accounted for more than 10% of total sales. We periodically review the collectibility of our notes receivable and adjust the carrying value to the net realizable value. Adjustments to the carrying value of notes receivable were not significant in 2008 or 2007.

8.	Income Taxes

The provision for income taxes charged to continuing operations was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Current tax expense (benefit) :
U.S. Federal	$817	$538	$661
State	(9)	2,604	746
Foreign	5,706	3,062	2,531

Total current	6,514	6,204	3,938

Deferred tax expense (benefit):
U.S. Federal	15,068	10,668	(8,526)
State	(252)	(733)	62
Foreign	(1,284)	(667)	387

Total deferred	13,532	9,268	(8,077)

Total provision	$20,046	$15,472	$(4,139)

The total provision was allocated to the following component of income (loss):

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Income (loss) from continuing operations	$20,046	$15,472	$(4,139)
Loss from discontinued operations	(637)	(2,177)	(8,530)

Total provision	$19,409	$13,295	$(12,669)

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income (loss) from continuing operations before income taxes was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

U.S.	$45,088	$35,007	$(27,080)
Foreign	14,258	12,228	10,635

Income (loss) from continuing operations before income taxes	$59,346	$47,235	$(16,445)

The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
	2008	2007	2006

Income tax expense (benefit) at federal statutory rate	35.0%	35.0%	(35.0)%
Nondeductible expenses	2.0%	2.2%	10.9%
Nondeductible goodwill	—	—	14.5%
Different rates on (net) earnings of foreign operations	(2.2)%	(3.2)%	(2.3)%
Tax exempt foreign earnings due to tax holidays	(1.4)%	(0.6)%	(7.4)%
Benefit of foreign interest deductible in U.S.	(0.8)%	(1.0)%	(3.0)%
State tax expense, net	(0.4)%	2.1%	3.4%
Other	1.7%	(1.7)%	(6.2)%

Total income tax expense (benefit)	33.8%	32.8%	(25.1)%

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)

Deferred tax assets:
Net operating losses	$30,717	$47,287
Accruals not currently deductible	5,394	4,253
Bad debts	1,454	1,338
Alternative minimum tax credits	4,485	3,606
Foreign tax credits	2,150	1,642
Other	5,041	2,116

Total deferred tax assets	49,241	60,242
Valuation allowance	(13,297)	(14,064)

Total deferred tax assets, net of allowances	35,944	46,178

Deferred tax liabilities:
Accelerated depreciation and amortization	26,398	25,420
Other	2,517	3,016

Total deferred tax liabilities	28,915	28,436

Total net deferred tax assets	$7,029	$17,742

Current portion of deferred tax assets	$22,809	$28,484
Non current portion of deferred tax assets	707	408
Current portion of deferred tax liabilities	(508)	(810)
Non current portion of deferred tax liabilities	(15,979)	(10,340)

Net deferred tax assets	$7,029	$17,742

For U.S. federal income tax purposes, we have net operating loss carryforwards (“NOLs”) of approximately $42.7 million that, if not used, will expire in 2019 through 2023. We also have approximately $4.5 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. Additionally, for state income tax purposes, we have NOLs of approximately $240 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in year 2009 through 2028.

The realization of our net deferred tax assets is dependent on our ability to generate taxable income in future periods. At December 31, 2008 and December 31, 2007, we have recorded a valuation allowance in the amount of $13.3 million and $14.1 million, respectively, related to state and foreign NOL carryforwards.

Unremitted foreign earnings permanently reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $38.0 million and $24.0 million at December 31, 2008 and 2007, respectively. We have the ability and intent to leave these foreign earnings permanently reinvested abroad.

We operate in a foreign tax jurisdiction which has granted tax holidays, which will terminate on December 31, 2010. The current tax benefit in 2008 and 2007 attributable to these holidays was $1.3 million, or $0.01 per share and $0.3 million.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company files an income tax return in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to income tax examinations for substantially all tax jurisdictions for years prior to 1998.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recognized approximately a $0.8 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 balance of retained deficit. During 2008, no additional adjustments to the liability were recorded. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrual for interest and penalties during the years ended December 31, 2008 and 2007.

9.	Capital Stock

Common stock

Changes in outstanding Common Stock for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(In thousands of shares)

Outstanding, beginning of year	90,215	89,675	88,436
Shares issued upon exercise of options	309	375	974
Shares issued under employee stock purchase plan	63	48	61
Shares issued for grants of time vested restricted stock	443	—	—
Shares issued upon vesting of performance units	110	117	—
Shares issued upon cashless exercise of Series A warrants	—	—	204

Outstanding, end of year	91,140	90,215	89,675

Preferred stock and Warrant

We have been authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value. There was no outstanding preferred stock at December 31, 2008, 2007 or 2006.

On June 1, 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our common stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. Prior to 2006, all outstanding shares of the Series B Preferred Stock were converted to common stock. The Series B Warrant was originally issued with a seven year life, expiring June 1, 2007. This warrant contains certain registration provisions, which, if not met, reduce the exercise price of the warrants by 2.5%, for each year we are not in compliance with the registration requirements, and extend the term of the warrant. As of December 31, 2008, the Series B Warrant, as adjusted for certain anti-dilution provisions, remains outstanding and provides for the right to purchase up to 2,094,536 shares of our common stock at an exercise price of $9.14. We are not in compliance with the registration provisions and expect to establish effective registration by the end of the first quarter of 2009. Upon completion of the registration, the remaining life of the warrant will be approximately 31 months.

On April 16, 1999, we issued a warrant (the “Series A Warrant”) to purchase up to 2,400,000 shares of our Common Stock at an exercise price of $8.50 per share, subject to anti-dilution adjustments valued at $2.2 million. In February 2006, the holder of the Series A Warrant elected to execute a cashless exercise of its right to purchase

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2,862,580 shares, the number of shares then exercisable under the Series A Warrant as adjusted for anti-dilution provisions, in exchange for 203,934 shares of our Common Stock valued at $9.15 at the time of exercise.

Treasury stock

During 2008, our Board of Directors approved a plan authorizing the repurchase of up to $25.0 million of our outstanding shares of common stock. As of December 31, 2008, we had repurchased 2,618,195 shares for an aggregate price of approximately $15.1 million. We also repurchased 28,214 shares for an aggregate price of $0.2 million for shares surrendered in lieu of taxes under vesting of restricted stock awards. All of the shares repurchased are held as treasury stock. We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

10.	Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net income (loss)	$38,458	$26,662	$(32,281)

Weighted average number of common shares outstanding	88,987	90,015	89,333
Add: Net effect of dilutive stock options and warrants	232	512	538

Adjusted weighted average number of common shares outstanding	89,219	90,527	89,871

Net income (loss) per common share:
Basic	$0.43	$0.30	$(0.36)
Diluted	$0.43	$0.29	$(0.36)
Stock options and warrants excluded from calculation of diluted earnings per share because anti-dilutive for the period	4,674	4,069	4,531

11.	Stock Based Compensation and Other Benefit Plans

The following describes stockholder approved plans utilized by the Company for the issuance of stock based awards.

2003 Long-Term Incentive Plan

Our stockholders approved the 2003 Long Term Incentive Plan (“2003 Plan”) in June 2003. Under the 2003 Plan, awards of performance-based restricted stock units are made at the beginning of overlapping three-year performance periods. These awards vest and become payable in our common stock if certain performance criteria are met over the three-year performance period. Subject to adjustment upon a stock split, stock dividend or other recapitalization event, the maximum number of shares of common stock that may be issued under the 2003 Plan is 1,000,000. The common stock issued under the 2003 Plan will be from authorized but un-issued shares of our common stock, although shares re-acquired due to forfeitures or any other reason may be re-issued under the 2003 Plan. At December 31, 2008, 34,750 shares remained available for award under the 2003 Plan.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 Non-Employee Directors’ Incentive Compensation Plan

In June 2004, our stockholders approved the 2004 Non-Employee Directors’ Stock Option Plan (“2004 Plan”). Under the 2004 Plan, each new non-employee director, on the date of his or her election to the Board of Directors (whether elected by the stockholders or the Board of Directors), automatically is granted a stock option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Twenty percent of those option shares become exercisable on each of the first through the fifth anniversaries of the date of grant. The 2004 Plan also provides for the automatic additional grant to each non-employee director of stock options to purchase 10,000 shares of common stock each time the non-employee director is re-elected to the Board of Directors. One-third of those option shares granted at re-election become exercisable on each of the first through the third anniversaries of the date of grant. The term of options granted under the 2004 Plan is 10 years. Non-employee directors are not eligible to participate in any other stock option or similar plans currently maintained by us. During 2007, stockholders approved the amended and restated 2004 Plan (renamed the 2004 Non-Employee Directors’ Incentive Compensation Plan) which authorizes grants of restricted stock to non-employee directors instead of stock options. Beginning in 2009, the non-employee directors will receive $125,000 in restricted stock (valued as of the date of the annual stockholder’s meeting), upon their election/re-election at the annual meeting. At December 31, 2008, 693,333 shares remained available for award under the amended 2004 Plan.

2006 Equity Incentive Plan

In December 2006, our stockholders approved the 2006 Equity Incentive Plan ( “2006 Plan”), pursuant to which the Compensation Committee of our Board of Directors (“Compensation Committee”) may grant to key employees, including executive officers and other corporate and divisional officers, a variety of forms of equity-based compensation, including options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards, and performance-based awards. The maximum number of shares of common stock issuable under the 2006 Plan is 2,000,000. At December 31, 2008, 188,666 shares remained available for award under the 2006 Plan.

The Compensation Committee approves the granting of all stock based compensation to employees, utilizing shares available under the 2003 Plan and 2006 Plan. Stock based awards are granted in a variety of forms, including stock options and performance-based restricted stock units. The Committee also grants other stock based awards to non-executive employees including cash-settled stock appreciation rights and cash-settled performance-based restricted stock equivalents, which are not part of the plans outlined above and are not available to executives or non-employee directors. Activity under each of these programs are described below.

Stock Options & Cash-Settled Stock Appreciation Rights

All stock options and cash-settled stock appreciation rights granted by the Compensation Committee in 2008 provide for equal vesting over a three-year period and a term of ten years. The price of each stock option and cash-settled stock appreciation right granted was equal to fair market value on the date of grant.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity for our outstanding stock options for the year ended December 31, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at beginning of period	3,579,609	$7.18
Granted	510,000	7.87
Exercised	(308,749)	5.75
Expired or canceled	(751,164)	8.22

Outstanding at end of period	3,029,696	$7.18	5.15	$156,661

Options exercisable at end of period	1,727,395	$6.73	3.67	$156,661

We estimated the fair value of options and cash-settled stock appreciation rights granted on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006

Risk-free interest rate	3.5%	5.0%	4.7%
Expected life of the option in years	5.22	5.22	5.07
Expected volatility	47.2%	47.2%	51.9%
Dividend yield	—	—	—

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

The following table summarizes information about the weighted-average exercise price and the weighted-average grant date fair value of stock options granted:

	Year Ended December 31,
	2008	2007	2006

Weighted-average exercise price of the stock on the date of grant	$7.87	$7.77	$7.64
Weighted-average grant date fair value on the date of grant	$3.65	$3.77	$3.85

All stock options granted for the years ended December 31, 2008, 2007 and 2006 reflected an exercise price equal to the market value of the stock on the date of grant.

During the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of options exercised was $0.6 million, $0.6 million and $2.8 million, respectively, while cash from option exercises totaling $1.8 million, $1.9 million and $5.3 million, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity for outstanding cash-settled stock appreciation rights for the year-ended December 31, 2008:

Rights

Outstanding at the beginning of the period	—
Granted	762,100
Forfeited	(31,800)

Outstanding at the end of the period	730,300

The 2008 cash-settled stock appreciation rights were granted reflecting an exercise price of $7.89. The estimated fair value of the stock options on the grant date using the Black-Scholes option-pricing model was $3.65. The cash-settled stock appreciation rights, if vested and exercised, will ultimately be settled in cash. As such, the projected cash settlement is adjusted each period based upon an updated Black-Scholes options pricing model, adjusted for the ending fair market value of the underlying stock. At December 31, 2008, the fair market value of each cash-settled stock appreciation right was $0.93, resulting in a liability of $0.1 million.

Total compensation cost recognized for stock options and cash-settled stock appreciation rights during the years-end December 31, 2008, 2007 and 2006, was $2.2 million, $1.7 million and $1.1 million, respectively. For the years ended December 31, 2008, 2007 and 2006 we recognized tax benefits resulting from the exercise of stock options totaling $0.2 million, $0.2 million and $0.9 million, respectively.

Performance-Based Restricted Stock Units & Cash-Settled Performance — Based Restricted Stock Units

The Compensation Committee may use various business criteria to set the performance objectives for awards of performance-based restricted stock units. For awards made during 2006, 2007 and 2008, the Compensation Committee determined that our cumulative earnings per share for the three-year performance period ending December 31, 2008, December 31, 2009 and December 31, 2010, respectively are the performance criterion for vesting in the award shares. Partial vesting occurs when our performance achieves “expected” levels, and full vesting occurs if our performance is at the “over-achievement” level, as measured over the entire three-year performance period. No shares vest if our performance level is below the “expected” level and straight-line interpolation will be used to determine vesting if performance is between “expected” and “over-achievement” levels.

The following table summarizes activity for outstanding performance-based restricted stock units for the year-ended December 31, 2008:

		Weighted-
		Average
		Grant Date
Nonvested Shares (Performance-Based)	Shares	Fair Value

Outstanding at beginning of the period	798,750	$6.93
Granted	242,500	7.89
Forfeited	(6,000)	7.82

Outstanding at the end of the period	1,035,250	$7.13

For the three-year performance period ended December 31, 2008, approximately 240,000 shares of the remaining 394,250 units outstanding from the 2006 grant are expected to be issued, subject to Compensation Committee approval during the first quarter of 2009.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity for outstanding cash-settled performance-based restricted units for the year-ended December 31, 2008:

Nonvested Shares (Cash-Settled Performance Based)	Shares

Outstanding at beginning of the period	—
Granted	294,700
Forfeited	(6,000)

Outstanding at the end of the period	288,700

The cash-settled performance-based restricted stock units, if vested, will ultimately be settled in cash. As such, the projected cash settlement is adjusted each period based on changes in the market value of the underlying stock. As of December 31, 2008, the fair value of each cash-settled performance based restricted stock unit was $3.70, resulting in a liability of $0.1 million.

Total compensation cost recognized for performance-based restricted stock units and cash settled performance based restricted stock units was $2.0 million, $0.5 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006 respectively.

Restricted Stock Awards

Time-vesting restricted stock awards are periodically granted to key employees, including grants for employment inducements, as well as to members of our Board of Directors. Employee awards provide for vesting periods ranging from three to five years. Non-employee director grants fully vest at the one year anniversary from the date of grant. Upon vesting of these grants, shares are issued to awards recipients. The following table summarizes activity for our outstanding time-vesting restricted stock awards for the year-ended December 31, 2008.

		Weighted-
		Average
		Grant Date
Nonvested Shares (Time-Vesting)	Shares	Fair Value

Nonvested at January 1, 2008	727,415	$6.32
Granted	130,000	6.96
Vested	(376,666)	5.82
Forfeited	(134,083)	6.61

Nonvested at December 31, 2008	346,666	$6.99

Total compensation cost recognized for restricted stock awards was $1.4 million, $1.2 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006 respectively. Total unrecognized compensation cost at December 31, 2008 related to restricted stock awards is approximately $1.6 million which is to be expected to be recognized over the next 1.9 years. During the years ended December 31, 2008, 2007 and 2006, the total fair value of shares vested was $2.5 million $0.7 million and $1.1 million, respectively.

For the years ended December 31, 2008, 2007 and 2006 we recognized tax benefits resulting the vesting of share awards totaling $0.4 million, $0.3 million and $0.4 million, respectively.

Defined Contribution Plan

Substantially all of our U.S. employees were covered by a defined contribution plan (“401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined in the 401(k) Plan. Prior to July 1, 2006, the participants’ contributions, up to 6% of compensation, were matched 50% by us. Subsequent to July 1, 2006, the participants’ contributions, up to 3% of compensation, were matched 100% by us, and the participants’

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributions, from 3% to 6% of compensation, were matched 50% by us. Under the 401(k) Plan, our cash contributions were $2.7 million, $2.2 million and $1.6 million, in 2008, 2007 and 2006, respectively.

12.	Segment and Related Information

Our Company consists of three reportable segments, which offer different products and services to a relatively homogenous customer base. The reportable segments include: Fluids Systems & Engineering, Mats & Integrated Services, and Environmental Services. Intersegment revenues are generally recorded at cost for items which are included in inventory of the purchasing segment, and at standard markups for items which are included in cost of revenues of the purchasing segment. All intersegment revenues and related profits have been eliminated.

Fluids Systems & Engineering — Our Fluids Systems and Engineering business offers unique solutions to highly technical drilling projects involving complex subsurface conditions, such as horizontal directional, geologically deep or deep water drilling. These projects require constant monitoring and critical engineering support of the fluids system during the drilling process. We provide drilling fluids products and technical services to the North American, European, North African, and the Brazilian market. We also provide completion fluids services and equipment rental to customers in the mid-continent region of the United States.

We also have industrial mineral grinding operations which are included in our Fluids Systems and Engineering business. The operation grinds barite, a mineral used in drilling fluids products. In addition to providing this critical raw material for our drilling fluids products, the grinding operation also sells barite and other industrial minerals to third parties. Together, our drilling fluids and mineral grinding operations serve to comprise the Fluids Systems and Engineering reportable segment.

Mats & Integrated Services — This segment provides mat rentals and related well site services to E&P customers in the onshore Gulf Coast, South Texas, Northwest Texas and North Louisiana regions, which ensure all-weather access to E&P sites in the unstable soil conditions common to these areas. Through our acquisition of SEM Construction Company in 2007, this segment also provides access road maintenance and a variety of well site services in Western Colorado. This segment also manufactures our DuraBasetm composite mat system for sales into domestic and international markets as well as for use in our domestic rental operations. The principal customers are major independent and multi-national E&P companies.

Environmental Services — This segment provides disposal services for both oilfield E&P waste and industrial waste. The primary method used for disposal is low pressure injection into environmentally secure geologic formations deep underground. This segment operates in the U.S. Gulf Coast and West Texas markets.

As previously reported, we had entered into an agreement in April 2008 to sell our U.S. Environmental Services business to CCS, Inc. (“CCS”). In October 2008, the Federal Trade Commission (“FTC”) filed suit seeking a Temporary Restraining Order and Preliminary Injunction to prevent us from concluding this sale to CCS. In November 2008, we reached a mutual agreement with CCS to terminate our agreement. Following the termination of this agreement, the U.S. Environmental Services business, which has been previously reported within discontinued operations, is now reported in continuing operations as a third reportable segment of the Company.

During August and September 2005, our Fluids Systems and Engineering and Environmental Services operations along the Gulf Coast were affected by Hurricanes Katrina and Rita. Following these hurricanes, we recorded insurances recoveries of $4.3 million and $0.8 million in 2006 as net reductions to cost of revenues in the Fluids Systems and Engineering and Environmental Services segment, respectively. We also recorded an impairment of goodwill and long-lived assets of $68.1 million in our Environmental Services segment during 2006.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following tables. Revenues for each product or service are not disclosed separately as it is impracticable to do so.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues
Fluids Systems & Engineering	$706,288	$522,714	$481,378
Mats & Integrated Services	89,654	90,050	100,530
Environmental Services	62,408	58,443	60,409

Total Revenues	$858,350	$671,207	$642,317

Depreciation and Amortization
Fluids Systems & Engineering	$11,967	$8,892	$8,834
Mats & Integrated Services	10,603	9,479	10,738
Environmental Services	4,142	4,316	3,951
Corporate	631	914	1,040

Total Depreciation and Amortization	$27,343	$23,601	$24,563

Operating Income from Continuing Operations
Fluids Systems & Engineering	$87,249	$66,065	$66,616
Mats & Integrated Services	1,846	12,770	15,230
Environmental Services	9,031	10,491	(58,356)
General and administrative expenses	(26,630)	(22,923)	(20,022)

Total Operating Income from Continuing Operations	$71,496	$66,403	$3,468

Segment Assets
Fluids Systems & Engineering	$494,477	$400,083	$378,863
Mats & Integrated Services	99,123	117,724	105,140
Environmental Services	80,222	82,316	80,293
Assets of discontinued operations	—	6,026	22,069
Corporate	39,857	37,344	43,081

Total Assets	$713,679	$643,493	$629,446

Capital Expenditures
Fluids Systems & Engineering	$17,111	$12,433	$17,265
Mats & Integrated Services	2,922	1,950	6,182
Environmental Services	1,852	5,140	6,857
Corporate	609	2,653	2,343

Total Capital Expenditures	$22,494	$22,176	$32,647

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information about our operations by geographic area. Revenues by geographic location are determined based on the location in which services are rendered or products are sold.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenue
United States	$692,247	$560,657	$530,144
Canada	26,620	22,488	49,781
Mediterranean region	123,174	87,024	61,555
Mexico and Brazil	16,309	1,038	837

Total Revenue	$858,350	$671,207	$642,317

Operating Income (loss) from Continuing Operations
United States	$52,855	$52,571	$(13,298)
Canada	980	(2,301)	5,318
Mediterranean region	18,363	18,135	11,426
Mexico and Brazil	(702)	(2,002)	22

Total Operating Income from Continuing Operations	$71,496	$66,403	$3,468

Assets
United States	$571,898	$531,417	$538,744
Canada	26,011	28,797	29,369
Mediterranean region	98,296	79,027	59,291
Mexico and Brazil	17,474	4,252	2,046

Total Assets	$713,679	$643,493	$629,450

13.	Supplemental Cash Flow Information

Included in accounts payable and accrued liabilities at December 31, 2008, 2007 and 2006, were equipment purchases of $0.8 million, $0.3 million and $3.2 million, respectively.

Accrued liabilities at December 31, 2008 and 2007 were $38.9 million and $21.6 million respectively, which included $9.6 million and $6.6 million related to accrued income taxes, sales and property taxes, respectively.

During the year ended December 31, 2007, we financed the acquisition of property, plant and equipment with capital leases totaling $1.0 million. During the years ended December 31, 2008 and 2006, we did not finance the acquisition of property, plant and equipment with capital leases.

14.	Commitments and Contingencies

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

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2007, we announced that we reached a settlement of our pending derivative and class action litigation. The settlement received final approval from the U.S. District Court for the Eastern District of Louisiana on October 9, 2007. Under the terms of the settlement, we paid $1.6 million which was accrued in the first quarter of 2007, and our directors and officers’ liability insurance carrier paid $8.3 million. A portion of these amounts were used to pay administration costs and legal fees. This settlement resolved all pending shareholder class and derivative litigation against us, our former and current directors, and former officers. As part of the settlement, however, we preserved certain claims against our former Chief Executive Officer and former Chief Financial Officer for matters arising from invoicing irregularities at Soloco Texas, LP and the backdating of stock options.

James D. Cole Arbitration

By letter dated April 25, 2007, counsel for James D. Cole, our former Chief Executive Officer and former director, notified us that Mr. Cole is pursuing claims against us for breach of his employment agreement and other causes of action. Mr. Cole seeks recovery of approximately $3.1 million purportedly due under his employment agreement and reimbursement of certain defense costs incurred in connection with the shareholder litigation and our internal investigation. Mr. Cole also claims that he is entitled to the sum of $640,000 pursuant to the non-compete provision of his employment agreement. Pursuant to the terms of his employment agreement, this matter has been submitted to arbitration. We have also submitted to the same arbitration proceedings the claims preserved against Mr. Cole arising from the derivative litigation referenced above. We recently reached a tentative settlement agreement with Mr. Cole under which we will release the non-compete payments to Mr. Cole and reimburse him for certain attorneys fees associated with the SEC’s investigation, all of which was accrued in the fourth quarter of 2008. In exchange, Mr. Cole will release us for any claims under his employment agreement, along with past and future obligations under his indemnity agreement with us. Until a release agreement has been executed by all parties, there can be no assurance that the settlement agreement will be concluded.

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

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Proceedings

In the ordinary course of conducting our business, we become involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels, as well as private party actions. We believe that none of these matters involve material exposure to our consolidated financial statements. We cannot assure you, however, that this exposure does not exist or will not arise in other matters relating to our past or present operations.

Recourse against our insurers under general liability insurance policies for reimbursement in the actions described above is uncertain as a result of conflicting court decisions in similar cases. In addition, certain insurance policies under which coverage may be afforded contain self-insurance levels that may exceed our ultimate liability.

Leases

We lease various manufacturing facilities, warehouses, office space, machinery and equipment, including transportation equipment, under operating leases with remaining terms ranging from one to 10 years, with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were approximately $32.6 million, $25.3 million and $25.3 million for the years ending 2008, 2007, and 2006, respectively.

Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year are as follows (in thousands):

2009	$18,865
2010	9,161
2011	6,830
2012	4,761
2013	3,452
Thereafter	2,404

$45,473

Future minimum payments under capital leases are as follows (in thousands):

2009	$343
2010	108

$451

Other

In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $3.1 million and $2.3 million at December 31, 2008 and 2007, respectively. In addition, as of December 31, 2008 and 2007, we had established letters of credit in favor of our suppliers in the amount of $0.3 million and $5.8 million, respectively. As of December 31, 2008 and 2007, we had outstanding guarantee obligations totaling $8.5 million and $7.4 million, respectively, in connection with facility closure bonds and other performance bonds issued by insurance companies.

We are self-insured for health claims up to a certain policy limit. Claims in excess of $150,000 per incident are insured by third-party insurers. At December 31, 2008 and 2007, we had accrued liabilities of $1.5 million, for outstanding and incurred, but not reported, claims based on historical experience. These estimated claims are expected to be paid within one year of their occurrence.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are self-insured for certain workers’ compensation, auto and general liability claims up to a certain policy limit. Claims in excess of $500,000 are insured by third-party reinsurers. At December 31, 2008 and 2007, we had accrued a liability of $1.7 million and $1.8 million, respectively, for the uninsured portion of claims.

We maintain accrued liabilities for asset retirement obligations, which represent legal obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. Our asset retirement obligations primarily relate to required expenditures associated with owned and leased facilities. Upon settlement of the liability, a gain or loss for any difference between the settlement amount and the liability recorded is recognized. As of December 31, 2008 and 2007, we had accrued asset retirement obligations of $0.6 million.

15.	Supplemental Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter
	(In thousands, except per share amounts)

Fiscal Year 2008
Revenues	$194,736	$210,497	$226,184		$226,933
Operating income	20,614	18,017	18,239	(1)	14,626	(2)
Income from continuing operations	11,396	10,086	10,589		7,229
Net income	11,351	10,002	10,418		6,687
Basic earnings per share:
Income from continuing operations	0.13	0.11	0.12		0.08
Net income	0.13	0.11	0.12		0.08
Diluted earnings per share:
Income from continuing operations	0.13	0.11	0.12		0.08
Net income	0.13	0.11	0.12		0.08
Fiscal Year 2007
Revenues	$164,676	$166,007	$167,563		$172,961
Operating income	16,119	16,545	17,312		16,427
Income from continuing operations	7,405	8,567	9,015		6,776
Net income	7,234	5,299	7,383		6,746
Basic earnings per share:
Income from continuing operations	0.08	0.10	0.10		0.08
Net income	0.08	0.06	0.08		0.07
Diluted earnings per share:
Income from continuing operations	0.08	0.09	0.10		0.07
Net income	0.08	0.06	0.08		0.07

(1)	Includes $3.5 million in legal and related transaction costs associated with the abandoned sale of the U.S. Environmental Services business.

(2)	Includes $2.5 million in asset write-offs and $0.8 million of legal and related transaction costs which were associated with the abandoned sale of the U.S. Environmental Services business.

We have reclassified amounts previously reported as discontinued operations. These reclassifications are described further in Note 2.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.

2006 and 2007:

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

We implemented certain corrective actions in 2006, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. In order to further address the identified material weaknesses, we implemented additional corrective measures during 2007, as disclosed in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007. We subsequently concluded that our disclosure controls and procedures were effective as of December 31, 2007.

2008:

Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2008.

Changes in internal control over financial reporting.  There has been no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Executive Officers and Directors

The information required by this Item is incorporated by reference to the “Executive Officers” and “Election of Directors” sections of the definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders.

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

The information required by this Item is incorporated by reference to the “Compensation Discussion and Analyses” section of the definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the “Ownership of Common Stock” section of the definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the “Related Person Transactions” and “Director Independence” sections of the definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the “Independent Auditor” section of the definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders.

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

3.	Exhibits

The exhibits listed are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

3.1		Restated Certificate of Incorporation of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K405 for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).
3.2		Certificate of Designation of Series A Cumulative Perpetual Preferred Stock of Newpark Resources, Inc. incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 27, 1999 (SEC File No. 001-02960).
3.3		Certificate of Designation of Series B Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 7, 2000 (SEC File No. 001-02960).
3.4		Certificate of Rights and Preferences of Series C Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 4, 2001 (SEC File No. 001-02960).
3.5		Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 13, 2007 (SEC File No. 001-02960).
*10	.1	Amended and Restated 1993 Non-Employee Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).
*10	.2	1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the year ended December 31, 1995 filed on March 11, 1996 (SEC File No. 001-02960).
*10	.3	Form of Stock Option under 1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
10.4		Agreement, dated May 30, 2000, between the registrant and Fletcher International Ltd., a Bermuda company, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 7, 2000 (SEC File No. 001-02960).

10.5		Agreement, dated December 28, 2000, between the registrant and Fletcher International Limited, a Cayman Islands company, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 4, 2001 (SEC File No. 001-02960).
*10	.6	Newpark Resources, Inc. 2003 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 3, 2005 (SEC File No. 001-02960).
*10	.7	Newpark Resources, Inc. 2003 Long Term Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2007 filed on March 7, 2008 (SEC File No. 001-02960).
*10	.8	Form of Award Agreement under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
*†10	.9	Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan.
*†10	.10	Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan.
*10	.11	Employment Agreement, dated as of May 2, 2005, between Newpark Resources, Inc. and James D. Cole, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2005 filed on March 14, 2006 (SEC File No. 001-02960).
*10	.12	Newpark Resources, Inc. 1999 Employee Stock Purchase Plan, as amended, incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2007 filed on March 7, 2008 (SEC File No. 001-02960).
*10	.13	Form of letter agreement between Newpark Resources, Inc. and Matthew W. Hardey executed on August 10, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2005 (SEC File No. 001-02960).
*10	.14	Amended and Restated Employment Agreement, dated as of December 31, 2008, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2009 (SEC File No. 001-02960).
*10	.15	Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10	.16	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10	.17	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and James E. Braun, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).
*10	.18	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).
*10	.19	Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (SEC File No. 001-02960).
*10	.20	Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).
*10	.21	Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated April 20, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).
10.22		Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).

10.23		Membership Interests Purchase Agreement dated October 10, 2007 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., Trinity TLM Acquisitions, LLC and Trinity Storage Services, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 7, 2007 (SEC File No. 001-02960).
10.24		Amended and Restated Credit Agreement among Newpark Resources, Inc., JPMORGAN CHASE BANK, N.A., as Administrative Agent CALYON NEW YORK BRANCH, as Syndication Agent, and BANK OF AMERICA, N.A., as Documentation Agent, dated December 21, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2007 (SEC File No. 001-02960).
*†10	.25	First Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan.
*†10	.26	Amendment One to the Newpark Resources, Inc. 2006 Equity Incentive Plan.
10.27		Newpark Resources, Inc., 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).
*10	.28	Employment Agreement, dated as of June 2, 2008, by an between Newpark Resources, Inc. and William D. Moss, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006 (SEC File no. 001-02960).
10.29		Termination, Release and Transaction Fee Agreement, dated as of April 10, 2008, by and among Newpark Resources, Inc. Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., Trinity Storage Services, L.P. and Trinity TLM Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2008 (SEC File No. 001-02960).
10.30		Membership Interests Purchase Agreement dated as of April 16, 2008 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., CCS Inc. and CCS Midstream Services, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).
10.31		Amendment No. 1 to the Membership Interests Purchase Agreement dated as of June 20, 2008 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., CCS Inc. and CCS Midstream Services, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed on October 31, 2008 (SEC File No. 001-02960.
10.32		Amendment No. 2 to the Membership Interests Purchase Agreement, dated as of September 30, 2008, by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., CCS Inc., and CCS Midstream Services, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed on October 31, 2008 (SEC File No. 001-02960).
10.33		Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).
*10	.34	Non-Statutory Stock Option Agreement dated May 18, 2006 between Newpark Resources, Inc. and Sean Mikaelian, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-141577).
*10	.35	Employment Agreement, dated May 18, 2006, between Newpark Resources, Inc. and Sean Mikaelian, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File N. 001-02960).
*10	.36	Amendment to Employment Agreement dated January 31, 2008 between Newpark Resources, Inc. and Sean Mikaelian, incorporate by reference to Exhibit 5.02 to the Company’s Current Report on Form 8-K filed on February 6, 2008 (SEC File No. 001-02960).
*†10	.37	Director Compensation Summary
†21	.1	Subsidiaries of the Registrant.
†23	.1	Consent of Independent Registered Public Accounting Firm.

†23	.2	Consent of Independent Registered Public Accounting Firm.
†31	.1	Certification of Paul L. Howes pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of James E. Braun pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32	.2	Certification of James E. Braun pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Management compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes
President and Chief Executive Officer

Dated: March 9, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul L. Howes Paul L. Howes	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2009

/s/ James E. Braun James E. Braun	Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2009

/s/ Gregg S. Piontek Gregg S. Piontek	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2009

/s/ Jerry W. Box Jerry W. Box	Chairman of the Board	March 9, 2009

/s/ James W. McFarland James W. McFarland	Director, Member of Audit Committee	March 9, 2009

/s/ G. Stephen Finley G. Stephen Finley	Director, Member of Audit Committee	March 9, 2009

/s/ F. Walker Tucei, Jr. F. Walker Tucei, Jr.	Director, Member of Audit Committee	March 9, 2009

/s/ Gary L. Warren Gary L. Warren	Director, Member of Audit Committee	March 9, 2009

/s/ David C. Anderson David C. Anderson	Director	March 9, 2009

NEWPARK RESOURCES, INC.

EXHIBIT INDEX

The exhibits listed are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

3.1		Restated Certificate of Incorporation of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K405 for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).
3.2		Certificate of Designation of Series A Cumulative Perpetual Preferred Stock of Newpark Resources, Inc. incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 27, 1999 (SEC File No. 001-02960).
3.3		Certificate of Designation of Series B Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 7, 2000 (SEC File No. 001-02960).
3.4		Certificate of Rights and Preferences of Series C Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 4, 2001 (SEC File No. 001-02960).
3.5		Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 13, 2007 (SEC File No. 001-02960).
*10	.1	Amended and Restated 1993 Non-Employee Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).
*10	.2	1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the year ended December 31, 1995 filed on March 11, 1996 (SEC File No. 001-02960).
*10	.3	Form of Stock Option under 1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
10.4		Agreement, dated May 30, 2000, between the registrant and Fletcher International Ltd., a Bermuda company, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 7, 2000 (SEC File No. 001-02960).
10.5		Agreement, dated December 28, 2000, between the registrant and Fletcher International Limited, a Cayman Islands company, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 4, 2001 (SEC File No. 001-02960).
*10	.6	Newpark Resources, Inc. 2003 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 3, 2005 (SEC File No. 001-02960).
*10	.7	Newpark Resources, Inc. 2003 Long Term Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2007 filed on March 7, 2008 (SEC File No. 001-02960).
*10	.8	Form of Award Agreement under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
*†10	.9	Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan.
*†10	.10	Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan.
*10	.11	Employment Agreement, dated as of May 2, 2005, between Newpark Resources, Inc. and James D. Cole, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2005 filed on March 14, 2006 (SEC File No. 001-02960).
*10	.12	Newpark Resources, Inc. 1999 Employee Stock Purchase Plan, as amended, incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2007 filed on March 7, 2008 (SEC File No. 001-02960).

*10	.13	Form of letter agreement between Newpark Resources, Inc. and Matthew W. Hardey executed on August 10, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2005 (SEC File No. 001-02960).
*10	.14	Amended and Restated Employment Agreement, dated as of December 31, 2008, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2009 (SEC File No. 001-02960).
*10	.15	Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10	.16	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10	.17	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and James E. Braun, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).
*10	.18	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).
*10	.19	Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (SEC File No. 001-02960).
*10	.20	Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).
*10	.21	Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated April 20, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).
10.22		Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).
10.23		Membership Interests Purchase Agreement dated October 10, 2007 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., Trinity TLM Acquisitions, LLC and Trinity Storage Services, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 7, 2007 (SEC File No. 001-02960).
10.24		Amended and Restated Credit Agreement among Newpark Resources, Inc., JPMORGAN CHASE BANK, N.A., as Administrative Agent CALYON NEW YORK BRANCH, as Syndication Agent, and BANK OF AMERICA, N.A., as Documentation Agent, dated December 21, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2007 (SEC File No. 001-02960).
*†10	.25	First Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan.
*†10	.26	Amendment One to the Newpark Resources, Inc. 2006 Equity Incentive Plan.
10.27		Newpark Resources, Inc., 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).
*10	.28	Employment Agreement, dated as of June 2, 2008, by an between Newpark Resources, Inc. and William D. Moss, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006 (SEC File no. 001-02960).
10.29		Termination, Release and Transaction Fee Agreement, dated as of April 10, 2008, by and among Newpark Resources, Inc. Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., Trinity Storage Services, L.P. and Trinity TLM Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2008 (SEC File No. 001-02960).

10.30		Membership Interests Purchase Agreement dated as of April 16, 2008 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., CCS Inc. and CCS Midstream Services, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).
10.31		Amendment No. 1 to the Membership Interests Purchase Agreement dated as of June 20, 2008 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., CCS Inc. and CCS Midstream Services, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed on October 31, 2008 (SEC File No. 001-02960.
10.32		Amendment No. 2 to the Membership Interests Purchase Agreement, dated as of September 30, 2008, by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., CCS Inc., and CCS Midstream Services, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed on October 31, 2008 (SEC File No. 001-02960).
10.33		Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).
*10	.34	Non-Statutory Stock Option Agreement dated May 18, 2006 between Newpark Resources, Inc. and Sean Mikaelian, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-141577).
*10	.35	Employment Agreement, dated May 18, 2006, between Newpark Resources, Inc. and Sean Mikaelian, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File N. 001-02960).
*10	.36	Amendment to Employment Agreement dated January 31, 2008 between Newpark Resources, Inc. and Sean Mikaelian, incorporate by reference to Exhibit 5.02 to the Company’s Current Report on Form 8-K filed on February 6, 2008 (SEC File No. 001-02960).
*†10	.37	Director Compensation Summary
†21	.1	Subsidiaries of the Registrant.
†23	.1	Consent of Independent Registered Public Accounting Firm.
†23	.2	Consent of Independent Registered Public Accounting Firm.
†31	.1	Certification of Paul L. Howes pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of James E. Braun pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32	.2	Certification of James E. Braun pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Management compensation plan or agreement