Form 10-Q
period 2009-03-31
NEWPARK RESOURCES INC
filed 2009-05-01
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
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
Yes ☐       No ☑
As of April 24, 2009, a total of 88,657,033 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
MARCH 31, 2009
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking statements in other materials we release to the public. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified in Item 1A, “Risk Factors,” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, and those set forth from time to time in our filings with the Securities and Exchange Commission, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.
We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except share data)	2009	2008
	(unaudited)
ASSETS
Cash and cash equivalents	$9,309	$8,252
Receivables, net	134,310	211,366
Inventories	142,423	149,304
Deferred tax asset	18,004	22,809
Prepaid expenses and other current assets	9,074	11,062

Total current assets	313,120	402,793

Property, plant and equipment, net	227,710	226,627
Goodwill	59,614	60,268
Deferred tax asset, net	176	707
Other intangible assets, net	18,090	18,940
Other assets	4,011	4,344

Total assets	$622,721	$713,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign bank lines of credit	$8,775	$11,302
Current maturities of long-term debt	10,513	10,391
Accounts payable	57,639	89,018
Accrued liabilities	29,002	38,946

Total current liabilities	105,929	149,657

Long-term debt, less current portion	143,967	166,461
Deferred tax liability	7,074	15,979
Other noncurrent liabilities	2,589	3,700

Total liabilities	259,559	335,797

Common stock, $0.01 par value, 100,000,000 shares authorized 91,387,536 and 91,139,966 shares issued, respectively	914	911
Paid-in capital	457,540	457,012
Accumulated other comprehensive (loss) income	(1,749)	1,296
Retained deficit	(78,091)	(66,087)
Treasury stock, at cost; 2,730,503 and 2,646,409 shares, respectively	(15,452)	(15,250)

Total stockholders’ equity	363,162	377,882

Total liabilities and stockholders’ equity	$622,721	$713,679

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2009	2008

Revenues	$126,938	$194,736

Cost of revenues	123,512	155,120

Gross profit	3,426	39,616

Selling, general and administrative expenses	16,230	19,191
Other income, net	(25)	(189)

Operating (loss) income	(12,779)	20,614

Foreign currency exchange loss	29	296
Interest expense, net	1,650	3,227

(Loss) income from continuing operations before income taxes	(14,458)	17,091
Provision for income taxes	(2,454)	5,695

(Loss) income from continuing operations	(12,004)	11,396
Loss from discontinued operations, net of tax	—	(45)

Net (loss) income	$(12,004)	$11,351

Basic weighted average common shares outstanding	88,323	90,099
Diluted weighted average common shares outstanding	88,323	90,332

(Loss) income per common share — basic and diluted:
(Loss) income from continuing operations	$(0.14)	$0.13
Loss from discontinued operations	—	—

Net (loss) income per common share	$(0.14)	$0.13

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2009	2008

Net (loss) income	$(12,004)	$11,351

Changes in interest rate swap and cap, net of tax	72	(781)
Foreign currency translation adjustments	(3,117)	2

Comprehensive (loss) income	$(15,049)	$10,572

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2009	2008
Cash flows from operating activities:
Net (loss) income	$(12,004)	$11,351
Adjustments to reconcile net income (loss) to net cash provided by operations:
Net loss from discontinued operations	—	45
Depreciation and amortization	6,927	7,024
Stock-based compensation expense	427	1,656
Provision for deferred income taxes	(3,596)	4,808
Provision for doubtful accounts	587	660
Gain on sale of assets	(224)	(16)
Change in assets and liabilities:
Decrease (increase) in receivables	74,374	(27,024)
Decrease (increase) in inventories	5,520	(11,271)
Decrease in other assets	2,543	1,840
Decrease in accounts payable	(30,958)	(540)
(Decrease) increase in accrued liabilities and other	(10,558)	1,961

Net operating activities of continuing operations	33,038	(9,506)
Net operating activities of discontinued operations	—	1,978

Net cash provided by (used in) operating activities	33,038	(7,528)

Cash flows from investing activities:
Capital expenditures	(7,540)	(5,809)
Proceeds from sale of property, plant and equipment	533	16

Net cash used in investing activities	(7,007)	(5,793)

Cash flows from financing activities:
Net (payments) borrowings on lines of credit	(24,957)	22,401
Principal payments on notes payable and long-term debt	(96)	(592)
Long-term borrowings	740	—
Proceeds from employee stock plans	103	—
Purchase of treasury stock	(202)	(3,197)

Net financing activities of continuing operations	(24,412)	18,612
Net financing activities of discontinued operations	—	(52)

Net cash (used in) provided by financing activities	(24,412)	18,560

Effect of exchange rate changes on cash	(562)	(2,230)

Net increase (decrease) in cash and cash equivalents	1,057	3,009
Cash and cash equivalents at beginning of period	8,252	5,741

Cash and cash equivalents at end of period	$9,309	$8,750

Cash paid for:
Income taxes (net of refunds)	$1,853	$854
Interest	$1,426	$3,081
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. Our fiscal year end is December 31, and our first quarter represents the three month period ending March 31. The results of operations for the first quarter of 2009 are not necessarily indicative of the results to be expected for the entire year.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2009, the results of our operations for the first quarter of 2009 and 2008, and our cash flows for the first quarter of 2009 and 2008. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2008 reflects the audited financial statements at that date.
Selling, general and administrative expenses, as reported in our Condensed Consolidated Statements of Operations for the first quarter of 2009 and 2008, include all expenses of this nature from our operating segments, as well as our corporate office. Previously, selling, general and administrative expense within our operating segments were reported within Cost of Revenues. As a result of this reclassification, $14.4 million of expenses previously reported in cost of revenues for the first quarter of 2008 are now reflected in selling, general and administrative expenses.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2008.
New Accounting Standards
On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption did not have a material effect on our consolidated financial position or results of operations.
On January 1, 2009, we adopted FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 was effective for fiscal years beginning after December 15, 2008. The adoption did not have a material effect on our consolidated financial position or results of operations.

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
•
In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under our $50.0 million term loan. These swap agreements are valued based upon level 2 fair value criteria under the guidelines of SFAS 157, where the fair value of these instruments is determined using other observable inputs, including quoted prices for similar assets/liabilities and market corroborated inputs as well as quoted prices in inactive markets. The fair value of the interest rate swap arrangements was a liability of $1.2 million and $1.3 million, net of tax as of March 31, 2009 and December 31, 2008, respectively.

•
In October 2008, the FASB issued FASB staff position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance. Upon adoption, the provisions of SFAS 157 were to be applied prospectively with limited exceptions.

On January 1, 2009, we adopted SFAS No. 141(R) (revised 2007), “Business Combinations”, (“SFAS 141(R)”) which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance, requiring that all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS 141(R) applies to acquisitions that are effective after December 31, 2008, and application of the standard to acquisitions prior to that date is not permitted. The adoption did not have a material effect on our consolidated financial position or results of operations.
On January 1, 2009, we adopted, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 was effective for fiscal years beginning on or after December 15, 2008. The adoption did not have a material effect on our consolidated financial position or results of operations.

Note 2 — Earnings per Share
The following table presents the reconciliation of the numerator and denominator for calculating income per share:

	First Quarter
(In thousands, except per share data)	2009	2008

Net (loss) income	$(12,004)	$11,351

Weighted average number of common shares outstanding	88,323	90,099
Add: Net effect of dilutive stock options and warrants	—	233

Adjusted weighted average number of common shares outstanding	88,323	90,332

Net (loss) income per common share:
Basic	$(0.14)	$0.13
Diluted	$(0.14)	$0.13

Stock options, restricted stock and warrants excluded from calculation of diluted earnings per share because anti-dilutive for the period	5,361	5,051

For the three months ended March 31, 2009, we did not have any dilutive stock options or restricted stock. For the three months ended March 31, 2008, we had dilutive stock options and restricted stock of approximately 0.7 million shares. The resulting net effects of stock options and restricted stock were used in calculating diluted income per share for this period.
On June 1, 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our common stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. Prior to 2006, all outstanding shares of the Series B Preferred Stock were converted to common stock. The Series B Warrant was originally issued with a seven year life, expiring June 1, 2007. This warrant contains certain registration provisions, which, if not met, reduce the exercise price of the warrant by 2.5%, for each year we are not in compliance with the registration requirements, and extend the term of the warrant. Effective May 1, 2009, we are now in compliance with the registration requirements for the warrant. Previously, we were not in compliance with these requirements which resulted in adjustments to the exercise price and extended the term of the warrant. As of March 31, 2009, the Series B Warrant, as adjusted for certain anti-dilution provisions, remains outstanding and provides for the right to purchase up to 2,094,765 shares of our common stock at an exercise price of $9.14. The remaining life of the warrant is approximately 33 months.

Note 3 — Receivables, net
Receivables consists of the following:

	March 31,	December 31,
(In thousands)	2009	2008

Trade receivables	$114,518	$168,320
Unbilled receivables	19,850	42,692

Gross trade receivables	134,368	211,012
Allowance for doubtful accounts	(4,728)	(4,259)

Net trade receivables	129,640	206,753

Notes and other receivables	4,670	4,613

Total receivables, net	$134,310	$211,366

Note 4 — Inventory
Inventory consists of the following:

	March 31,	December 31,
(In thousands)	2009	2008

Finished goods — mats	$4,826	$4,701

Raw materials and components:
Drilling fluids raw material and components	136,834	144,138
Supplies and other	763	465

Total raw materials and components	137,597	144,603

Total	$142,423	$149,304

Note 5 — Financing Arrangements
In December 2007, we entered into a $225.0 million Amended and Restated Credit Agreement (“Credit Agreement”) which consists of a $175.0 million revolving credit facility and a $50.0 million term loan. The Credit Agreement contains covenants normal and customary for lending facilities of this nature. The financial covenants include the following:

	Covenant	March 31, 2009	December 31, 2008

Fixed charge coverage ratio	1.20	1.72	2.92
	minimum

Consolidated leverage ratio	3.00	2.46	1.82
	maximum

Funded debt-to-captalization ratio	45.0%	29.8%	31.8%
	maximum
We were in compliance with all financial covenants as of March 31, 2009. However, continued compliance with our covenants, particularly the fixed charge coverage ratio and consolidated leverage ratio, are largely dependent on our ability to generate sufficient levels of EBITDA, as defined in the Credit Agreement, and reduce our debt levels. If there continues to be reduced drilling activity in the oil and gas industry, we expect to have difficulty complying with these covenants in 2009 based upon our current and expected financial condition and results of operations. As a result, we have initiated discussions with our lead bank, in an effort to explore our options, which may include a waiver or amendment to our Credit Agreement. Any waiver or amendment to the Credit Agreement may increase the cost of our borrowings and impose additional limitations over certain types of activities.
Note 6 — Commitments and Contingencies
Shareholder Actions
Settlement of Shareholder Derivative and Class Action Litigation
In connection with our announcement regarding an internal investigation commissioned by our Audit Committee in April 2006, and subsequent announcements, we were served with a number of shareholder class action and derivative lawsuits. These suits asserted claims against us and certain of our former officers and current and former directors alleging damages resulting from the loss of value in our common stock and, derivatively, for damages we allegedly suffered.
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

James D. Cole Arbitration
By letter dated April 25, 2007, counsel for James D. Cole, our former Chief Executive Officer and former director, notified us that Mr. Cole was pursuing claims against us for breach of his employment agreement and other causes of action. Mr. Cole sought recovery of approximately $3.1 million purportedly due under his employment agreement and reimbursement of certain defense costs incurred in connection with the shareholder litigation, the SEC’s investigation, and our internal investigation. Mr. Cole also claimed $640,000 pursuant to the non-compete provision of his employment agreement. Pursuant to the terms of the employment contract, the matter was submitted to arbitration. We also submitted to the same arbitration proceedings the claims preserved against Mr. Cole arising from the derivative litigation referenced above. In the first quarter of 2009, we concluded a settlement agreement with Mr. Cole under which we have paid Mr. Cole a lump sum and released any claims we have against him arising from the derivative litigation. Our decision to settle this case was influenced by the fact that our internal investigation did not conclude that Mr. Cole gained direct personal financial benefit from the transactions that were the subject of the investigation. As part of the settlement, Mr. Cole, has released us from all remaining claims under his employment contract (including the non-compete provision) and his indemnity agreement.
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
SEC Investigation
On March 12, 2007, we were advised that the SEC has opened a formal investigation into the matters disclosed in Amendment No. 2 to our Annual Report on Form 10-K/A filed on October 10, 2006. We are cooperating with the SEC in their investigation.

Note 7 — Segment Data
Summarized financial information concerning our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter
(In thousands)	2009		2008

Revenues
Fluids systems and engineering	$106,588		$157,216
Mats and integrated services	8,863		21,251
Environmental services	11,487		16,269

Total revenues	$126,938		$194,736

Operating (loss) income
Fluids systems and engineering	$(5,574	)(1)	$21,107
Mats and integrated services	(3,414	)(1)	51
Environmental services	1,157		4,237
Corporate office	(4,948	)(1)	(4,781)

Operating (loss) income	$(12,779)		$20,614

(1)
In response to the significant declines in industry activity in North America, we have initiated cost reduction programs including workforce reductions. Through April 2009, we have reduced our North American employee base by 386 since December 31, 2008, in addition to eliminating contract employee positions. Our operating loss for the first quarter of 2009 includes employee termination and related charges of $2.6 million, of which $0.9 million was recorded as a liability as of March 31, 2009. The $2.6 million includes $2.0 million in fluids systems and engineering, $0.4 million in mats and integrated services and $0.2 million in our corporate office. Substantially all accrued employee termination costs at March 31, 2009 were subsequently paid in April 2009.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our consolidated financial statements and notes to consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2008. Our fiscal year end is December 31, and our first quarter represents the three month period ending March 31.
Overview
We are a diversified oil and gas industry supplier, and have three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services. We provide these products and services principally to the exploration and production (“E&P”) industry in the U.S. Gulf Coast, West Texas, U.S. mid-continent, U.S. Rocky Mountains, Canada, Mexico, Brazil, United Kingdom (“U.K.”) and certain areas of Europe and North Africa. Further, we are expanding our presence outside the E&P sector through our Mats and Integrated Services segment, where we are marketing to utilities, municipalities and government sectors.
Our operating results depend, to a large extent, on oil and gas drilling activity levels in the markets we serve, as well as the depth of drilling, which governs the revenue potential of each well. The drilling activity in turn, depends on oil and gas commodity pricing, inventory levels and product demand.
The current economic recession, the instability in the credit markets and declines in oil and natural gas commodity prices have significantly impacted North American drilling activity during the first quarter of 2009. This decline in E&P spending negatively impacted operating results during the first quarter of 2009, and is expected to continue to negatively impact operating results for the remainder of 2009, as compared to the results achieved during 2008.
Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the first quarter of 2009, as compared to the previous quarter and comparable quarter of the prior year is as follows:

	First	Fourth	First	Change from Fourth		Change from First
	Quarter	Quarter	Quarter	Quarter 2008		Quarter 2008
	2009	2008	2008	Count	%	Count	%

U.S. Rig Count	1,344	1,904	1,770	(560)	(29%)	(426)	(24%)
Canadian Rig Count	332	411	516	(79)	(19%)	(184)	(36%)

North America	1,676	2,315	2,286	(639)	(28%)	(610)	(27%)

Source:      Baker Hughes Incorporated
The U.S. and Canadian rig counts were 955 and 65 during the week ended April 24, 2009, respectively.
In response to the significant declines in activity and the increasing price competition, we have initiated cost reduction programs including workforce reductions, reduced discretionary spending, a temporary salary reduction for substantially all North American employees including executive officers, as well as reductions in capital expenditures. As part of this cost reduction program, we have reduced our North American employee base by 386 since December 31, 2008 in addition to eliminating contract employee positions. As a result of these workforce reductions, our first quarter 2009 operating results include $2.6 million of charges associated with employee termination costs.

During the first quarter of 2009, our total debt balance was reduced by $24.9 million to $163.3 million at March 31, 2009. We anticipate that our debt levels will continue to decline in the near-term, as working capital requirements for our operations will continue to decline in the current environment of lower revenue levels. Further, capital expenditures are being reduced in response to the current market environment. Cash generated by operations including the anticipated decreases in working capital levels, along with availability under our existing credit agreement is expected to be adequate to fund our anticipated capital needs. In December 2007, we entered into a $225.0 million Amended and Restated Credit Agreement (“Credit Agreement”) which consists of a $175.0 million revolving credit facility and a $50.0 million term loan. The Credit Agreement contains covenants normal and customary for lending facilities of this nature. The financial covenants include the following:

	Covenant	March 31, 2009	December 31, 2008

Fixed charge coverage ratio	1.20	1.72	2.92
	minimum

Consolidated leverage ratio	3.00	2.46	1.82
	maximum

Funded debt-to-captalization ratio	45.0%	29.8%	31.8%
	maximum
We were in compliance with all financial covenants as of March 31, 2009. However, continued compliance with our covenants, particularly the fixed charge coverage ratio and consolidated leverage ratio, are largely dependent on our ability to generate sufficient levels of EBITDA, as defined in the Credit Agreement, and reduce our debt levels. If there continues to be reduced drilling activity in the oil and gas industry, we expect to have difficulty complying with these covenants in 2009 based upon our current and expected financial condition and results of operations. To address this, we have initiated discussions with our lead bank, in an effort to explore our options, which may include a waiver or amendment to our Credit Agreement. Any waiver or amendment to the Credit Agreement may increase the cost of our borrowings and impose additional limitations over certain types of activities.

Results of Operations
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter		2009 vs 2008
(In thousands)	2009	2008	$	%

Revenues
Fluids systems and engineering	$106,588	$157,216	$(50,628)	(32%)
Mats and integrated services	8,863	21,251	(12,388)	(58%)
Environmental services	11,487	16,269	(4,782)	(29%)

Total revenues	$126,938	$194,736	$(67,798)	(35%)

Operating (loss) income
Fluids systems and engineering	$(5,574)	$21,107	$(26,681)
Mats and integrated services	(3,414)	51	(3,465)
Environmental services	1,157	4,237	(3,080)
Corporate office	(4,948)	(4,781)	(167)

Operating (loss) income	$(12,779)	$20,614	$(33,393)

Segment operating margin
Fluids systems and engineering	(5.2%)	13.4%
Mats and integrated services	(38.5%)	0.2%
Environmental services	10.1%	26.0%
First Quarter 2009 Compared to First Quarter 2008
Fluids Systems and Engineering
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2009 vs 2008
(In thousands)	2009	2008	$	%

Drilling fluids and engineering	$60,936	$90,007	$(29,071)	(32%)
Completion fluids and services	8,919	21,966	(13,047)	(59%)
Industrial minerals	8,885	16,586	(7,701)	(46%)

Total North America	78,740	128,559	(49,819)	(39%)
Mediterranean	25,037	28,260	(3,223)	(11%)
Brazil	2,811	397	2,414	608%

Total	$106,588	$157,216	$(50,628)	(32%)

North American revenues decreased 39% to $78.7 million for the first quarter of 2009, as compared to $128.6 million for the first quarter of 2008. Drilling fluids and engineering revenues decreased 32%which is largely attributable to the decline in industry drilling activity noted above, along with increased pricing pressure as the number of rigs serviced by this business segment decreased 29%. North American completion fluids and services and wholesale industrial minerals revenues were down a combined 54%, on the lower industry activity.

Mediterranean revenues decreased 11% compared to the first quarter of 2008, primarily due to the impact of the strengthening US dollar, as international revenue levels have remained relatively stable in local currency terms. Brazil revenues were $2.8 million in the first quarter of 2009, compared to $0.4 million in the first quarter of 2008, reflecting the ramp-up in activity under contracts entered into during 2008.
Operating Income
Operating income for this segment decreased $26.7 million for the first quarter of 2009 on a $50.6 million decrease in revenues, compared to the first quarter of 2008. Of this change, North American operations generated a $24.9 million decline in operating income on a $49.8 million decrease in revenues. This decrease in operating income is primarily attributable to the rapid decline in North American drilling activity throughout the first quarter of 2009, and the related increase in pricing pressure from competition. Further, the benefits of cost reduction initiatives taken during the first quarter of 2009 had minimal impact to the quarter, due to the timing of the actions, along with $2.0 million of charges associated with employee termination costs. Operating income was further negatively impacted by lower gross profit on industrial mineral sales. During the first quarter of 2009, gross profits on industrial minerals were reduced by $1.8 million, as a result of higher product costs, due to freight premiums paid on barite ore purchases.
Operating income from international operations decreased $1.8 million on a $0.8 million decrease in revenues. The lower operating income includes a $0.9 million decrease from the Mediterranean operations, primarily due to the strengthening US dollar against the functional currencies in this region, as well as a $0.9 million decrease from Brazil due to the increased operating costs being incurred, as this business continues to ramp-up and prepare for future contracts.
Following the workforce reductions during the first four months of 2009, the North American employee base of this segment has been reduced by 296, in addition to reductions in contracted personnel. As a result of these reductions, combined with the employee termination costs incurred during the first quarter of 2009, North American personnel expenses are anticipated to be reduced in the second quarter of 2009 by approximately $5 million from first quarter 2009 levels.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2009 vs 2008
(In thousands)	2009	2008	$	%

Mat rental and integrated services	$7,421	$16,950	$(9,529)	(56%)
Mat sales	1,442	4,301	(2,859)	(66%)

Total	$8,863	$21,251	$(12,388)	(58%)

The $9.5 million decrease in mat rental and integrated services revenues is primarily attributable to declines in the Gulf Coast market served by this segment, while revenues in the Rocky Mountain market have remained relatively stable. The declines in the Gulf Coast revenues are primarily the result of decreases in coastal drilling activity caused by the overall decline in industry activity, as well as a continuing shift in focus away from coastal drilling toward more inland locations. The decline in revenue is further impacted by the increased pricing competition following the declines in market activity, and timing of projects from customers outside the E&P industry.

Mat sales primarily consist of export sales of composite mats to various international markets, as well as to non-oilfield industries domestically. Mat sales volume decreased by $2.9 million in the first quarter of 2009 from the first quarter of 2008, as mats sales volumes typically fluctuate significantly based on the specific timing of large order deliveries.
Operating Income
Mats and integrated services operating income decreased by $3.5 million for the first quarter of 2009 on a $12.4 million decrease in revenues compared to the first quarter of 2008. The decrease in operating margin is primarily attributable to the declines in revenues and pricing pressures, as well as the delayed impact of cost reductions. The benefits of cost reduction initiatives taken during the first quarter of 2009 had a minimal impact to the quarter’s operating results, due to the timing of the actions, along with $0.4 million of charges associated with employee termination costs.
Following the workforce reductions during the first four months of 2009, the employee base of this segment has been reduced by 78, in addition to reductions in contracted personnel. As a result of these reductions, combined with the employee termination costs incurred during the first quarter of 2009, North American personnel expenses are anticipated to be reduced in the second quarter of 2009 by approximately $1 million from first quarter 2009 levels.
Environmental Services
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2009 vs 2008
(In thousands)	2009	2008	$	%

E&P waste — Gulf Coast	$8,393	$13,074	$(4,681)	(36%)
E&P waste — West Texas	1,063	1,230	(167)	(14%)
NORM and industrial waste	2,031	1,965	66	3%

Total	$11,487	$16,269	$(4,782)	(29%)

E&P waste revenues in the Gulf Coast region decreased 36% to $8.4 million in the first quarter of 2009 compared to the first quarter of 2008. Volumes processed by this region declined 52% during this period, consisting of 17% reduction from well blow-out disposals in the first quarter of 2008 which did not recur, and a 35% reduction reflective of the decline in Gulf Coast rig activity during this period. This decline in volumes processed was partially offset by changes in sales mix and pricing increases.
E&P waste revenues in West Texas decreased by 14% to $1.1 million in the first quarter of 2009 compared to the first quarter of 2008. Volumes processed by this region declined 56% during this period; however, this was largely offset by improvements in pricing.
NORM and industrial waste revenues increased by 3% to $2.0 million in the first quarter of 2009, compared to the first quarter of 2008.

Operating Income
Environmental services operating income decreased by $3.1 million on a $4.8 million decline in revenues in the first quarter of 2009, compared to the first quarter of 2008. The $4.8 million reduction in operating income resulting from the revenue decline was partially offset by $1.7 million of operating expense reductions, including a $1.3 million reduction in transportation costs and a $0.3 million reduction in personnel expenses.
Corporate Office
Corporate office expenses increased $0.2 million to $4.9 million for the first quarter of 2009 from the first quarter of 2008. The increase in expenses in the first quarter of 2009 is primarily attributable to legal expenses associated with the settlement of a lawsuit with our former Chief Executive Officer during the first quarter of 2009, as well as $0.2 million in employee termination costs.
Interest Expense, net
Interest expense, net totaled $1.7 million for the first quarter of 2009 compared to $3.2 million for the first quarter of 2008. The decrease in interest expense is primarily attributable to lower interest rates in 2009, following the sharp decline in borrowing rates during the fourth quarter of 2008. As of March 31, 2009, the weighted average borrowing rate under our credit facilities was 3.52% compared to a weighted average borrowing rate of 5.22% at March 31, 2008.
Provision for Income Taxes
The provision for income taxes for the first quarter of 2009 was a $2.5 million benefit, reflecting an income tax rate of 17.0%, compared to $5.7 million of expense for the first quarter of 2008, reflecting an income tax rate of 33.3%. The low effective tax rate in the first quarter of 2009 is primarily due to the write off of a previously recognized net operating loss carryforward tax asset in Canada, along with losses generated in certain foreign countries during the quarter, for which the recording of a tax benefit is not permitted.
Liquidity and Capital Resources
Net cash provided by operating activities during the first quarter of 2009 totaled $33.0 million. The net loss adjusted for non-cash items used $7.9 million of cash during the period, while decreases in working capital provided $40.9 million of cash. The decrease in working capital during the period includes a $74.4 million decrease in receivables partially offset by a $31.0 million decrease in accounts payable, primarily due to lower sales levels and corresponding lower purchases.
Net cash used in investing activities during the first quarter of 2009 was $7.0 million, consisting primarily of capital expenditures which included $3.7 million for our Brazil and Mediterranean operations. Net cash used in financing activities during the first quarter of 2009 was $24.4 million which was primarily payments on our credit facilities.

Our capitalization was as follows as of:

	March 31,	December 31,
(In thousands)	2009	2008

Term credit facility	$40,000	$40,000
Revolving credit facility	113,000	136,000
Foreign bank lines of credit	8,775	11,543
Other	1,481	611

Total	163,256	188,154
Stockholder’s equity	363,162	377,882

Total capitalization	$526,418	$566,036

Total debt to capitalization	31.0%	33.2%

In December 2007, we entered into a $225.0 million Credit Agreement with a five-year term, expiring in December 2012. The Credit Agreement consists of a $175.0 million revolving credit facility along with a $50.0 million term loan (“Term Loan”), which is to be repaid through annual principal repayments of $10.0 million which began in December 2008. There are no prepayment penalties should we decide to repay the Term Loan in part or in full prior to the scheduled maturity dates.
We can elect to borrow under the Credit Agreement at an interest rate either based on the prime rate plus a margin ranging from 0 to 100 basis points or at LIBOR plus a margin ranging from 150 to 250 basis points, both of which margins vary depending on our leverage. As of March 31, 2009, $95.0 million of the outstanding principal of the revolving credit facility is bearing interest at LIBOR plus 200 basis points, or 2.54%, while the remaining $18.0 million in outstanding principal is bearing interest at Prime Rate plus 50 basis points, or 3.75%. In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under the Term Loan. The initial notional amount of the swap agreements totaled $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the Term Loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable LIBOR margin, which was 200 basis points at March 31, 2009, over the term of the loan. The weighted average interest rate on the outstanding balances under our Credit Agreement including the interest rate swaps as of March 31, 2009 and December 31, 2008 were 3.52% and 3.46%, respectively.
The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.
At March 31, 2009, $11.1 million in letters of credit were issued and outstanding, including $3.0 million required by insurance carriers in relation to our insurance programs. In addition, we had $113.0 million outstanding under our revolving credit facility at March 31, 2009, leaving $50.9 million of availability at that date.
As noted above, we were in compliance with these financial covenants as of March 31, 2009. However, continued compliance with our covenants, particularly the fixed charge coverage ratio and consolidated leverage ratio, are largely dependent on our ability to generate sufficient levels of EBITDA, as defined in the Credit Agreement, and reduce our debt levels. The Credit Agreement also contains covenants that allow for, but limit, our ability to pay dividends, repurchase our common stock, and incur additional indebtedness.

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
For additional discussion of our critical accounting estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008. Our critical accounting policies have not changed materially since December 31, 2008.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
Our policy is to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At March 31, 2009, we had total debt outstanding of $163.3 million.
In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR interest rate on our borrowings under the term loan portion of our credit facility. The initial notional amount of the swap agreements totaled $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the term loan. As of March 31, 2009, $40.0 million remained outstanding under this term loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable LIBOR margin, which was 200 basis points at March 31, 2009, over the term of the loan.
The remaining $123.3 million of debt outstanding at March 31, 2009 bears interest at a floating rate. At March 31, 2009, the weighted average interest rate under our floating-rate debt was 2.92%. At the March 31, 2009 balance, a 200 basis point increase in market interest rates during 2009 would cause our annual interest expense to increase approximately $2.5 million, resulting in a $0.02 per diluted share reduction in annual net earnings.
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
Changes in internal control over financial reporting
There has been no change in internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
The information set forth in the legal proceedings section of Note 6, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.
ITEM 1A. Risk Factors
Information regarding risk factors appears in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2008. The risk factor described below updates, and should be read in conjunction with, the risk factors identified in our Annual Report on Form 10-K for the period ended December 31, 2008.
Noncompliance with debt covenants contained in our credit agreement could adversely affect our ability to borrow under our credit agreement and could ultimately render our outstanding indebtedness immediately due and payable.
Our Amended and Restated Credit Agreement contains certain financial covenants. Although we were in compliance with all of these covenants as of the end of the first quarter of 2009 and continue to be so as of the date of this Quarterly Report, our results of operations began deteriorating during the fourth quarter of 2008, as a consequence of the reduction in the U.S. rig count and related negative trends in the demand for our products and services. If there continues to be reduced drilling activity in the oil and gas industry, we expect to have difficulty complying with these covenants in 2009 based upon our current and expected financial conditions and results of operations. A breach of any of these covenants could result in a default under our credit agreement unless we are able to remedy any default within the applicable cure period or obtain, on a timely basis, the necessary waivers or amendments to the credit agreement. Any waiver or amendment to our credit agreement may require us to amend the terms of our credit agreement which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of operations. Upon the occurrence of any event of default that is not waived or otherwise cured within the applicable cure periods, the lenders under our credit agreement could elect to exercise any of their available remedies, which include the right to not lend any additional amounts to us or, in certain instances, to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay the borrowings under the credit agreement when due, the lenders could be permitted to proceed against their collateral. The election to exercise any such remedies could have a material adverse effect on our business and financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table details our repurchases of shares of our common stock, for the three months ended March 31, 2009:

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – 31, 2009	—		—	—
February 1 – 28, 2009	—		—	—
March 1 – 31, 2009	84,094	(1)	$2.40	—	$9.9 million

Total	84,094		$2.40		$9.9 million

(1)	The shares purchased during the quarter ended March 31, 2009, represent shares surrendered in lieu of taxes under vesting of restricted stock awards.
ITEM 3. Defaults Upon Senior Securities
Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits

10.1	Amended and Restated Employment Agreement dated December 31, 2008 by and between Newpark Resources, Inc. and Paul L. Howes. (1)

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
This copy of the Amended and Restated Employment Agreement is being filed again to correct a typographical error in the version originally filed as an exhibit to the Current Report on Form 8-K on January 7, 2009.

NEWPARK RESOURCES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 1, 2009

NEWPARK RESOURCES, INC.
By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James E. Braun
James E. Braun, Vice President and
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gregg S. Piontek
Gregg Piontek, Vice President, Controller and
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Amended and Restated Employment Agreement dated December 31, 2008 by and between Newpark Resources, Inc. and Paul L. Howes. (1)

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
This copy of the Amended and Restated Employment Agreement is being filed again to correct a typographical error in the version originally filed as an exhibit to the Current Report on Form 8-K on January 7, 2009.