Form 10-Q
period 2009-06-30
NEWPARK RESOURCES INC
filed 2009-07-31
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐ No ☑
As of July 21, 2009, a total of 88,926,269 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2009
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

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except share data)	2009	2008
	(unaudited)

ASSETS
Cash and cash equivalents	$6,711	$8,252
Receivables, net	98,905	211,366
Inventories	137,464	149,304
Deferred tax asset	7,366	22,809
Prepaid expenses and other current assets	11,234	11,062

Total current assets	261,680	402,793

Property, plant and equipment, net	230,308	226,627
Goodwill	60,927	60,268
Deferred tax asset, net	7,525	707
Other intangible assets, net	17,562	18,940
Other assets	4,206	4,344

Total assets	$582,208	$713,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign bank lines of credit	$6,370	$11,302
Current maturities of long-term debt	10,471	10,391
Accounts payable	44,902	89,018
Accrued liabilities	26,982	38,946

Total current liabilities	88,725	149,657

Long-term debt, less current portion	127,944	166,461
Deferred tax liability	1,066	15,979
Other noncurrent liabilities	3,016	3,700

Total liabilities	220,751	335,797

Common stock, $0.01 par value, 100,000,000 shares authorized 91,471,050 and 91,139,966 shares issued, respectively	915	911
Paid-in capital	458,302	457,012
Accumulated other comprehensive income	4,580	1,296
Retained deficit	(86,878)	(66,087)
Treasury stock, at cost; 2,733,601 and 2,646,409 shares, respectively	(15,462)	(15,250)

Total stockholders’ equity	361,457	377,882

Total liabilities and stockholders’ equity	$582,208	$713,679

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2009	2008	2009	2008

Revenues	$109,599	$210,497	$236,537	$405,233

Cost of revenues	103,906	172,649	227,418	327,769
Selling, general and administrative expenses	15,652	19,679	31,882	38,870
Other (income) expense, net	(37)	152	(62)	(37)

Operating (loss) income	(9,922)	18,017	(22,701)	38,631

Foreign currency exchange (gain) loss	(590)	(199)	(561)	97
Interest expense, net	1,600	2,649	3,250	5,876

(Loss) income from continuing operations before income taxes	(10,932)	15,567	(25,390)	32,658
Provision for income taxes	(2,145)	5,481	(4,599)	11,176

(Loss) income from continuing operations	(8,787)	10,086	(20,791)	21,482
Loss from discontinued operations, net of tax	—	(84)	—	(129)

Net (loss) income	$(8,787)	$10,002	$(20,791)	$21,353

Basic weighted average common shares outstanding	88,514	88,762	88,430	89,454
Diluted weighted average common shares outstanding	88,514	89,073	88,430	89,671

(Loss) income per common share — basic and diluted:
(Loss) income from continuing operations	$(0.10)	$0.11	$(0.24)	$0.24
Loss from discontinued operations	—	—	—	—

Net (loss) income per common share	$(0.10)	$0.11	$(0.24)	$0.24

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008

Net (loss) income	$(8,787)	$10,002	$(20,791)	$21,353

Changes in interest rate swap and cap, net of tax	255	824	327	43
Foreign currency translation adjustments	6,074	2,957	2,957	2,959

Comprehensive (loss) income	$(2,458)	$13,783	$(17,507)	$24,355

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net (loss) income	$(20,791)	$21,353
Adjustments to reconcile net (loss) income to net cash provided by operations:
Net loss from discontinued operations	—	129
Non-cash charges	941	—
Depreciation and amortization	14,093	14,554
Stock-based compensation expense	1,190	2,314
Provision for deferred income taxes	(6,256)	9,118
Provision for doubtful accounts	1,533	1,336
(Gain) loss on sale of assets	(265)	445
Change in assets and liabilities:
Decrease (increase) in receivables	111,652	(34,526)
Decrease (increase) in inventories	12,658	(707)
Decrease (increase) in other assets	427	(963)
(Decrease) increase in accounts payable	(45,083)	4,394
(Decrease) increase in accrued liabilities and other	(12,592)	4,155

Net operating activities of continuing operations	57,507	21,602
Net operating activities of discontinued operations	—	1,776

Net cash provided by operating activities	57,507	23,378

Cash flows from investing activities:
Capital expenditures	(14,139)	(11,580)
Proceeds from sale of property, plant and equipment	734	78

Net cash used in investing activities	(13,405)	(11,502)

Cash flows from financing activities:
Net (payments) borrowings on lines of credit	(43,767)	2,098
Principal payments on notes payable and long-term debt	(195)	(1,014)
Proceeds from employee stock plans	104	1,241
Purchase of treasury stock	(212)	(10,039)

Net financing activities of continuing operations	(44,070)	(7,714)
Net financing activities of discontinued operations	—	(63)

Net cash used in financing activities	(44,070)	(7,777)

Effect of exchange rate changes on cash	(1,573)	447

Net (decrease) increase in cash and cash equivalents	(1,541)	4,546
Cash and cash equivalents at beginning of period	8,252	5,741

Cash and cash equivalents at end of period	$6,711	$10,287

Cash paid for:
Income taxes (net of refunds)	$3,023	$3,988
Interest	$2,819	$5,410
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. Our fiscal year end is December 31, our second quarter represents the three month period ending June 30. The results of operations for the second quarter and first half of 2009 are not necessarily indicative of the results to be expected for the entire year.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2009, the results of our operations for the second quarter and first half of 2009 and 2008, and our cash flows for the first half of 2009 and 2008. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2008 reflects the audited financial statements at that date.
Selling, general and administrative expenses, as reported in our Condensed Consolidated Statements of Operations for the second quarter and first half of 2009 and 2008, include all expenses of this nature from our operating segments, as well as our corporate office. Previously, selling, general and administrative expense within our operating segments was reported within cost of revenues. As a result of this reclassification, $14.7 million and $29.1 million of expenses previously reported in cost of revenues for the second quarter and first half of 2008, respectively, are now reflected in selling, general and administrative expenses.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2008.
New Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification™ (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. Accordingly, our financial statements for the third quarter of 2009 and all subsequent periods will reference the Codification as the sole source of authoritative literature.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this Standard during the second quarter of 2009. SFAS 165 requires that companies evaluate subsequent events through the date of financial statement issuance. Accordingly, we have evaluated subsequent events through July 31, 2009.
On January 1, 2009, we adopted FASB SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption did not have a material effect on our consolidated financial position or results of operations.
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
On January 1, 2009, we adopted FASB SFAS No. 141(R) (revised 2007), “Business Combinations”, (“SFAS 141(R)”) which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance, requiring that all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS 141(R) applies to acquisitions that are effective after December 31, 2008, and application of the standard to acquisitions prior to that date is not permitted. The adoption did not have a material effect on our consolidated financial position or results of operations.

Note 2 — Earnings per Share
The following table presents the reconciliation of the numerator and denominator for calculating income per share:

	Second Quarter		First Half
(In thousands, except per share data)	2009	2008	2009	2008
Net (loss) income	$(8,787)	$10,002	$(20,791)	$21,353

Weighted average number of common shares outstanding	88,514	88,762	88,430	89,454
Add: Net effect of dilutive stock options and warrants	—	311	—	217

Adjusted weighted average number of common shares outstanding	88,514	89,073	88,430	89,671

Net (loss) income per common share:
Basic	$(0.10)	$0.11	$(0.24)	$0.24
Diluted	$(0.10)	$0.11	$(0.24)	$0.24

Stock options, restricted stock and warrants excluded from calculation of diluted earnings per share because they were anti-dilutive for the period	5,827	4,029	5,659	4,577

For the second quarter and first half of 2009, we did not have any dilutive stock options or restricted stock. For the second quarter and first half of 2008, we had dilutive stock options and restricted stock of approximately 1.4 million shares and 1.0 million shares, respectively. The resulting net effect of stock options and restricted stock were used in calculating diluted income per share for this period.
On June 1, 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our common stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. Prior to 2006, all outstanding shares of the Series B Preferred Stock were converted to common stock. The Series B Warrant was originally issued with a seven year life, expiring June 1, 2007. This warrant contains certain registration provisions, which, if not met, reduce the exercise price of the warrant by 2.5%, for each year we are not in compliance with the registration requirements, and extend the term of the warrant. Effective May 1, 2009, we became compliant with the registration requirements for the warrant. Previously, we were not in compliance with these requirements which resulted in adjustments to the exercise price and extended the term of the warrant. As of June 30, 2009, the Series B Warrant, as adjusted for certain anti-dilution provisions, remains outstanding and provides for the right to purchase up to 2,094,765 shares of our common stock at an exercise price of $9.14, and expires in February 2012.
Note 3 — Stock Based Compensation
During the second quarter of 2009, the Compensation Committee of our Board of Directors approved equity-based compensation to executive officers and other key employees. These awards included a grant of 526,700 shares of performance-based restricted stock units which vest subject to meeting certain performance criteria over a three year measurement period. The fair value on the date of grant for these awards was $3.31.
Additionally, 2,556,310 stock options were granted at an exercise price of $3.31, which provide for equal vesting over a four-year period with a term of ten years. The estimated fair value of the stock options on the grant date using the Black-Scholes option-pricing model was $1.85. The assumptions used in the Black-Scholes model included a risk free rate of 2.93%, expected life of 5.22 years and expected volatility of 62.47%.
Non-employee directors each received a grant of 37,764 shares of restricted stock reflecting a total of 188,820 shares, which vest in full on the first anniversary of the grant date.

Note 4 — Receivables, net
Receivables consist of the following:

	June 30,	December 31,
(In thousands)	2009	2008

Trade receivables	$85,598	$168,320
Unbilled receivables	16,206	42,692

Gross trade receivables	101,804	211,012
Allowance for doubtful accounts	(5,676)	(4,259)
Net trade receivables	96,128	206,753

Notes and other receivables	2,777	4,613

Total receivables, net	$98,905	$211,366

Note 5 — Inventory
Inventory consists of the following:

	June 30,	December 31,
(In thousands)	2009	2008

Finished goods- mats	$2,956	$4,701

Raw materials and components:
Drilling fluids raw material and components	134,165	144,138
Supplies and other	343	465

Total raw materials and components	134,508	144,603

Total	$137,464	$149,304

Note 6 — Fair Value of Financial instruments
Our derivatives instruments consist of interest rate swap agreements entered into in January 2008 which effectively fix the underlying LIBOR rate on our borrowings under our term loan. The initial notional amount of the swap agreements totaled $50.0 million reducing by $10.0 million each December, matching the required principal payments under the term loan. As of June 30, 2009, $40.0 million remained outstanding on the term loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable LIBOR margin.
The swap agreements represent a cash flow hedge, entered into for the purpose of fixing a portion of our borrowing costs and thereby decreasing the volatility of future cash flows. These agreements are valued based upon level 2 fair value criteria, where the fair value of these instruments is determined using observable inputs, including quoted prices for similar assets/liabilities and market corroborated inputs as well as quoted prices in inactive markets. The fair value of the interest rate swap arrangements was a liability of $1.0 million and $1.3 million, net of tax as of June 30, 2009 and December 31, 2008, respectively, recorded within accrued liabilities.

Our financial instruments include cash and cash equivalents, receivables, payables, debt, and certain derivative financial instruments. We believe the carrying values of these instruments approximated their fair values at June 30, 2009 and December 31, 2008.
At June 30, 2009 and December 31, 2008, the estimated fair value of total debt was $144.8 million and $188.2 million, respectively, consistent with the carrying value included in our consolidated balance sheets as of these dates.
Note 7 — Commitments and Contingencies
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

Matthew Hardey Lawsuit
On November 2, 2007, we were served with a lawsuit filed on behalf of Matthew Hardey, our former Chief Financial Officer, against Newpark Resources and Paul L. Howes, our current Chief Executive Officer. We removed this case to Federal Court (United States District Court for the Eastern District of Louisiana). The lawsuit included a variety of allegations arising from our internal investigation and Mr. Hardey’s termination, including breach of contract, unfair trade practices, defamation, and negligence. On July 16, 2009, we executed a settlement agreement with Mr. Hardey pursuant to which Mr. Hardey has released Newpark and Mr. Howes from all claims including any claims under his employment contract and any present or future claims for indemnification and/or advancement of expenses relating to any ongoing investigations or actions. Likewise, Newpark has released Mr. Hardey from all claims it asserted against him for recovery of costs, including claims that we were entitled to recover sums previously advanced to Mr. Hardey under his indemnification agreement. The court has dismissed this litigation.
We believe that the terms of the Cole and Hardey settlements, whether viewed individually or in the aggregate, do not have a material adverse effect on Newpark’s financial condition.
SEC Investigation
On March 12, 2007, we were advised that the SEC has opened a formal investigation into the matters disclosed in Amendment No. 2 to our Annual Report on Form 10-K/A filed on October 10, 2006. We have and will continue to cooperate fully with the SEC’s investigation. On July 16, 2009, the SEC filed a civil lawsuit against our former Chief Financial Officer, the former Chief Financial Officer of our Soloco business unit and one former vendor in connection with the transactions that were described in the Amended Form 10-K/A. The company has not been named as a defendant.

Note 8 — Segment Data
Summarized operating results concerning our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter			First Half
(In thousands)	2009		2008	2009		2008

Revenues
Fluids systems and engineering	$89,642		$169,128	$196,230		$326,344
Mats and integrated services	8,638		24,904	17,501		46,155
Environmental services	11,319		16,465	22,806		32,734

Total revenues	$109,599		$210,497	$236,537		$405,233

Operating (loss) income
Fluids systems and engineering	$(1,722	)(1)	$18,104	(7,296	)(1)	$39,211
Mats and integrated services	(4,774	)(1)	2,417	(8,188	)(1)	2,468
Environmental services	1,385		2,492	2,542		6,729
Corporate office	(4,811	)(1)	(4,996)	(9,759	)(1)	(9,777)

Operating (loss) income	$(9,922)		$18,017	$(22,701)		$38,631

(1)
In response to the significant declines in industry activity in North America, we have implemented cost reduction programs including workforce reductions. Our operating loss for the second quarter of 2009 includes employee termination and related charges of $1.8 million, which includes $1.0 million in fluids systems and engineering, $0.6 million in mats and integrated services and $0.2 million in our corporate office. The first half of 2009 includes employee termination costs and related charges of $4.4 million, which includes $3.0 million in fluids systems and engineering, $1.0 million in mats and integrated services and $0.4 million in our corporate office.

Total assets related to our reportable segments are as follows:

	June 30,	December 31,
(In thousands)	2009	2008

Fluids systems and engineering	$399,229	$494,477
Mats and integrated services	84,867	99,123
Environmental services	74,473	80,222
Corporate office	23,639	39,857

Total assets	$582,208	$713,679

Note 9 — Financing Arrangements
In December 2007, we entered into a $225.0 million Amended and Restated Credit Agreement (“Credit Agreement”) which consisted of a $175.0 million revolving credit facility and a $50.0 million term loan. The Credit Agreement contains certain covenants including the following financial covenants:

	Covenant	Calculation as of
	Requirement	June 30, 2009

Fixed charge coverage ratio	1.20	0.86
	minimum

Consolidated leverage ratio	3.00	3.26
	maximum

Funded debt-to-captalization ratio	45.0%	27.6%
	maximum
As indicated above, we were not in compliance with the fixed charge coverage ratio and consolidated leverage ratio covenants as of June 30, 2009. However, in July 2009, we entered into the First Amendment and Waiver to Amended and Restated Credit Agreement (“First Amendment”). The First Amendment provides a waiver of the financial covenant violations as of June 30, 2009 and modifies certain covenant requirements in future periods, as follows:

	September 30,	December 31,	March 31,	June 30,
	2009	2009	2010	2010	Thereafter

Fixed charge coverage ratio (minimum)	0.80	0.90	1.00	1.10	1.20

Consolidated leverage ratio (maximum)	4.50	4.00	3.50	3.00	3.00
Historically, our performance for financial covenant compliance purposes was based on our trailing four fiscal quarter results. Under the First Amendment, financial covenant calculations will utilize annualized results beginning with the third quarter of 2009, through March 31, 2010, after which time the calculations will return to using trailing four fiscal quarter results. We expect to be in compliance with these amended covenants through June 30, 2010.
The First Amendment also reduced the revolving credit facility from $175.0 million to $150.0 million, and also provides for adjustments in the interest rates and commitment fees under the credit facility. Under the Credit Agreement, as amended by the First Amendment, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 400 to 750 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 300 to 650 basis points. The initial margins in effect for borrowings under the First Amendment reflect the highest margin rates for each loan type. These rates will remain in effect until we provide our consolidated leverage ratio calculation for the third quarter of 2009, at which time the applicable margin will be determined by our consolidated leverage ratio. The First Amendment also increased the commitment fee rate payable under the credit facility, which is now fixed at 50 basis points. Accordingly, we anticipate interest expense to be significantly higher over the next four quarters as compared to the past several quarters.
In conjunction with the First Amendment, we expect to capitalize approximately $1.5 million for debt issuance costs paid in July 2009.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our consolidated financial statements and notes to consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2008. Our second quarter represents the three month period ending June 30, and our first half represents the six month period ending June 30.
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
The current economic environment, the instability in the credit markets and declines in oil and natural gas commodity prices have significantly impacted North American drilling activity during the first half of 2009. This decline in E&P spending negatively impacted our operating results during the first half of 2009, and is expected to continue to negatively impact operating results for the remainder of 2009 and into 2010, as compared to the results achieved during 2008.
Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the second quarter and first half of 2009, as compared to the comparable periods of the prior year is as follows:

	Three Months Ended June 30,		2009 vs 2008
	2009	2008	Count	%

U.S. Rig Count	934	1,864	(930)	(50%)
Canadian Rig Count	89	166	(77)	(46%)

North America	1,023	2,030	(1,007)	(50%)

	Six Months Ended June 30,		2009 vs 2008
	2009	2008	Count	%

U.S. Rig Count	1,139	1,817	(678)	(37%)
Canadian Rig Count	211	341	(130)	(38%)

North America	1,350	2,158	(808)	(37%)

Source: Baker Hughes Incorporated

In response to the significant declines in activity and the increasing price competition, we have executed cost reduction programs including workforce reductions, reduced discretionary spending, a temporary salary reduction for substantially all North American employees including executive officers, the temporary elimination of 401(k) matching for U.S. employees, as well as reductions in capital expenditures. As part of this cost reduction program, we have reduced our North American workforce by 485 employees during the first half of 2009 in addition to eliminating substantially all contract employee positions. As a result of these workforce reductions, our first half 2009 operating results include $4.4 million of charges associated with employee termination and related exit costs, including $1.8 million during the second quarter of 2009.
Second Quarter of 2009 Compared to Second Quarter of 2008
Results of Operations
Summarized results of operations for the second quarter of 2009 compared to the second quarter of 2008 are as follows:

	Second Quarter		2009 vs 2008
(In thousands)	2009	2008	$	%

Revenues	$109,599	$210,497	$(100,898)	(48%)

Cost of revenues	103,906	172,649	(68,743)	(40%)
Selling, general and administrative expenses	15,652	19,679	(4,027)	(20%)
Other (income) expense, net	(37)	152	(189)	(124%)

Operating (loss) income	(9,922)	18,017	(27,939)	(155%)

Foreign currency exchange gain	(590)	(199)	(391)	196%
Interest expense, net	1,600	2,649	(1,049)	(40%)

(Loss) income from continuing operations before income taxes	(10,932)	15,567	(26,499)	(170%)
Provision for income taxes	(2,145)	5,481	(7,626)	(139%)

(Loss) income from continuing operations	$(8,787)	$10,086	$(18,873)	(187%)

Revenues
Revenues were $109.6 million in the second quarter of 2009, reflecting a 48% decline from the $210.5 million reported in the second quarter 2008. This decline in revenues is primarily driven by the significant declines in North American drilling activity, as previously indicated. Additional information regarding these declines is provided within the operating segment results below.
Cost of revenues
Cost of revenues were $103.9 million in the second quarter of 2009, reflecting a 40% decline from the $172.6 million reported in the second quarter of 2008. This decline is primarily driven by the significant declines in North American drilling activity, as indicated above. Additional information regarding these declines is provided within the operating segment results below.

Selling, general and administrative expenses
Selling, general and administrative expenses declined $4.0 million to $15.7 million in the second quarter of 2009 compared to $19.7 million for the second quarter of 2008. The decrease includes $2.9 million in fluids systems and engineering, $0.7 million in mat and integrated services, and $0.2 million in environmental services, and is primarily attributable to the impact of cost reduction programs initiated during the first half of 2009.
Interest expense, net
Interest expense, net totaled $1.6 million for the second quarter of 2009 compared to $2.6 million for the second quarter of 2008. The decrease in interest expense is primarily attributable to lower interest rates in the second quarter of 2009, as well as lower debt levels. As of June 30, 2009, the weighted average borrowing rate under our credit facilities was 3.64% compared to a weighted average borrowing rate of 5.26% at June 30, 2008.
As a result of the First Amendment and Waiver to the Amended Credit Agreement (“First Amendment”) entered into in July 2009, we anticipate interest expense to be significantly higher in future periods, as compared to the second quarter of 2009. See additional discussion in Liquidity and Capital Resources below.
Provision for income taxes
The provision for income taxes for the second quarter of 2009 was a $2.1 million benefit, reflecting an income tax rate of 19.6%, compared to $5.5 million of expense for the second quarter of 2008, reflecting an income tax rate of 35.2%. The low effective tax rate in the second quarter of 2009 is primarily due to the recording of valuation allowances against losses generated in certain foreign countries during the quarter, which serve to reduce the effective tax benefit rate in the period.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter		2009 vs 2008
(In thousands)	2009	2008	$	%

Revenues
Fluids systems and engineering	$89,642	$169,128	$(79,486)	(47%)
Mats and integrated services	8,638	24,904	(16,266)	(65%)
Environmental services	11,319	16,465	(5,146)	(31%)

Total revenues	$109,599	$210,497	$(100,898)	(48%)

Operating (loss) income
Fluids systems and engineering	$(1,722)	$18,104	$(19,826)
Mats and integrated services	(4,774)	2,417	(7,191)
Environmental services	1,385	2,492	(1,107)
Corporate office	(4,811)	(4,996)	185

Operating (loss) income	$(9,922)	$18,017	$(27,939)

Segment operating margin
Fluids systems and engineering	(1.9%)	10.7%
Mats and integrated services	(55.3%)	9.7%
Environmental services	12.2%	15.1%

Fluids Systems and Engineering
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2009 vs 2008
(In thousands)	2009	2008	$	%

Drilling fluids and engineering	$41,700	$95,761	$(54,061)	(56%)
Completion fluids and services	7,776	22,139	(14,363)	(65%)
Industrial minerals	7,218	16,852	(9,634)	(57%)

Total North America	56,694	134,752	(78,058)	(58%)
Mediterranean	29,476	30,917	(1,441)	(5%)
Brazil	3,472	3,459	13	0%

Total	$89,642	$169,128	$(79,486)	(47%)

North American revenues decreased 58% to $56.7 million for the second quarter of 2009, as compared to $134.8 million for the second quarter of 2008. Drilling fluids and engineering revenues decreased 56% which is largely attributable to the 50% decline in industry drilling activity noted above, along with increased pricing pressure resulting from the depressed activity levels. North American completion fluids and services and wholesale industrial minerals revenues were down a combined 62%, also driven by the lower industry activity and pricing pressure.
Mediterranean revenues decreased 5% compared to the second quarter of 2008, primarily due to the impact of the strengthening US dollar, as revenue levels have remained relatively stable in local currencies. Brazilian revenues in the second quarter of 2009 were relatively unchanged from the second quarter of 2008 at $3.5 million. Revenues in this region were also negatively impacted by the strengthening US dollar, as revenues in this region were up 26% in local currency terms, reflecting the ramp-up in activity under contracts entered into during 2008.
Operating Income
Operating income for this segment decreased $19.8 million for the second quarter of 2009 on a $79.5 million decrease in revenues, compared to the second quarter of 2008. Of this change, North American operations generated a $19.3 million decline in operating income on a $78.1 million decrease in revenues. This decrease in operating income is primarily attributable to the rapid decline in North American drilling activity throughout the first half of 2009, and the related increase in pricing pressure from competition. Further, the benefits of cost reduction initiatives taken during the second quarter of 2009 were reduced by the timing of the actions, along with $1.0 million of charges associated with employee termination costs. Operating income was further negatively impacted by lower gross profit on industrial mineral sales.
Operating income from international operations decreased $0.5 million on a $1.4 million decrease in revenues, as a $2.0 million increase in operating income in the Mediterranean operations was more than offset by a $2.5 million decrease from Brazil. The decrease in operating income in Brazil is primarily due to a weaker sales mix as revenues in the second quarter of 2009 included higher sales of low-margin pass-through items. In addition, operating expenses in this business have continued to increase as this business continues to ramp-up and prepare for future work under existing contracts.

Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2009 vs 2008
(In thousands)	2009	2008	$	%

Mat rental and integrated services	$4,869	$14,311	$(9,442)	(66%)
Mat sales	3,769	10,593	(6,824)	(64%)

Total	$8,638	$24,904	$(16,266)	(65%)

The $9.4 million decrease in mat rental and integrated services revenues is primarily attributable to declines in the Gulf Coast market served by this segment, along with $1.2 million of concessions to customers on disputed receivables recorded in the second quarter of 2009. The declines in the Gulf Coast revenues are primarily the result of decreases in coastal drilling activity, as well as a continuing shift in focus away from coastal drilling toward more inland locations. The decline in revenue is further impacted by the increased pricing competition following the declines in market activity, and timing of projects from customers outside the E&P industry.
Mat sales primarily consist of export sales of composite mats to various international markets, as well as to non-oilfield industries domestically. Mat sales decreased by $6.8 million in the second quarter of 2009 from the second quarter of 2008, as demand for these products is down from the E&P and utility industries, as well as governmental sectors in the current economic environment.
Operating Income
Mats and integrated services operating income decreased by $7.2 million for the second quarter of 2009 on a $16.3 million decrease in revenues compared to the second quarter of 2008. The second quarter of 2009 operating loss includes $0.6 million of charges associated with employee termination costs and $0.8 million of non-cash write-downs of inventory. The remaining $5.9 million operating income decline is the result of the lower revenues and pricing pressures, along with the delayed effect of cost reduction actions, as the employee base was reduced by 72 during the second quarter of 2009.
Environmental Services
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2009 vs 2008
(In thousands)	2009	2008	$	%

E&P waste — Gulf Coast	$7,805	$12,424	$(4,619)	(37%)
E&P waste — West Texas	725	1,765	(1,040)	(59%)
NORM and industrial waste	2,789	2,276	513	23%

Total	$11,319	$16,465	$(5,146)	(31%)

E&P waste revenues in the Gulf Coast region decreased 37% to $7.8 million in the second quarter of 2009 compared to the second quarter of 2008. Volumes processed by this region declined 46% during this period, reflective of the decline in Gulf Coast rig activity during this period. This decline in volumes processed was partially offset by changes in sales mix and pricing increases.
E&P waste revenues in West Texas decreased by 59% to $0.7 million in the second quarter of 2009 compared to the second quarter of 2008. Volumes processed by this region declined 65% during this period; however, this was partially offset by improvements in pricing.
NORM and industrial waste revenues increased by 23% to $2.8 million in the second quarter of 2009, compared to the second quarter of 2008, driven by higher volumes processed.
Operating Income
Environmental services operating income decreased by $1.1 million on a $5.1 million decline in revenues in the second quarter of 2009, compared to the second quarter of 2008. The decline in operating income resulting from the lower revenues was partially offset by $4.0 million of operating expense reductions, including a $2.4 million reduction in transportation costs, a $0.4 million decline in equipment rental expenses and a $0.7 million reduction in personnel expenses.
First Half of 2009 Compared to First Half of 2008
Results of Operations
Summarized results of operations for the first half of 2009 compared to the first half of 2008 are as follows:

	First Half		2009 vs 2008
(In thousands)	2009	2008	$	%

Revenues	$236,537	$405,233	$(168,696)	(42%)

Cost of revenues	227,418	327,769	(100,351)	(31%)
Selling, general and administrative expenses	31,882	38,870	(6,988)	(18%)
Other income, net	(62)	(37)	(25)	68%

Operating (loss) income	(22,701)	38,631	(61,332)	(159%)

Foreign currency exchange (gain) loss	(561)	97	(658)	(678%)
Interest expense, net	3,250	5,876	(2,626)	(45%)

(Loss) income from continuing operations before income taxes	(25,390)	32,658	(58,048)	(178%)
Provision for income taxes	(4,599)	11,176	(15,775)	(141%)

(Loss) income from continuing operations	$(20,791)	$21,482	$(42,273)	(197%)

Revenues
Revenues were $236.5 million in the first half of 2009, reflecting a 42% decline from the $405.2 million reported in the first half of 2008. This decline in revenues is primarily driven by the significant declines in North American drilling activity, as previously noted. Additional information regarding these declines is provided within the operating segment results below.
Cost of revenues
Cost of revenues were $227.4 million in the first half 2009, reflecting a 31% decline from the $327.8 million reported in the first half 2008. This decline is primarily driven by the significant declines in North American drilling activity, as noted above. Additional information regarding these declines is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses declined $7.0 million to $31.9 million in the first half of 2009 compared to $38.9 million for the first half of 2008. The decrease includes $5.2 million in fluids systems and engineering, $1.4 million in mat and integrated services, and $0.3 million in environmental services, and is primarily attributable to the impact of cost reduction programs initiated during the first half of 2009.
Interest expense, net
Interest expense, net totaled $3.3 million for the first half of 2009 compared to $5.9 million for the first half of 2008. The decrease in interest expense is primarily attributable to lower interest rates in 2009, following the sharp decline in borrowing rates during the second half of 2008, and lower debt levels. As of June 30, 2009, the weighted average borrowing rate under our credit facilities was 3.64% compared to a weighted average borrowing rate of 5.26% at June 30, 2008.
As a result of the First Amendment entered into in July 2009, we anticipate interest expense to be significantly higher in future periods, as compared to the first half of 2009. See additional discussion in Liquidity and Capital Resources below.
Provision for income taxes
The provision for income taxes for the first half of 2009 was a $4.6 million benefit, reflecting an income tax rate of 18.1%, compared to $11.2 million of expense for the first half of 2008, reflecting an income tax rate of 34.2%. The low effective tax rate in the first half of 2009 is primarily due to the recording of valuation allowances against a previously recognized net operating loss carryforward tax asset in Canada, as well as current year losses generated in certain foreign countries, which serve to reduce the effective tax benefit rate in the period.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Half		2009 vs 2008
(In thousands)	2009	2008	$	%

Revenues
Fluids systems and engineering	$196,230	$326,344	$(130,114)	(40%)
Mats and integrated services	17,501	46,155	(28,654)	(62%)
Environmental services	22,806	32,734	(9,928)	(30%)

Total revenues	$236,537	$405,233	$(168,696)	(42%)

Operating (loss) income
Fluids systems and engineering	$(7,296)	$39,211	$(46,507)
Mats and integrated services	(8,188)	2,468	(10,656)
Environmental services	2,542	6,729	(4,187)
Corporate office	(9,759)	(9,777)	18

Operating (loss) income	$(22,701)	$38,631	$(61,332)

Segment operating margin
Fluids systems and engineering	(3.7%)	12.0%
Mats and integrated services	(46.8%)	5.3%
Environmental services	11.1%	20.6%
Fluids Systems and Engineering
Revenues
Total revenues for this segment consisted of the following:

	First Half		2009 vs 2008
(In thousands)	2009	2008	$	%

Drilling fluids and engineering	$102,636	$185,768	$(83,132)	(45%)
Completion fluids and services	16,695	44,105	(27,410)	(62%)
Industrial minerals	16,103	33,438	(17,335)	(52%)

Total North America	135,434	263,311	(127,877)	(49%)
Mediterranean	54,513	59,177	(4,664)	(8%)
Brazil	6,283	3,856	2,427	63%

Total	$196,230	$326,344	$(130,114)	(40%)

North American revenues decreased 49% to $135.4 million for the first half of 2009, as compared to $263.3 million for the first half of 2008. Drilling fluids and engineering revenues decreased 45% which is largely attributable to the 37% decline in industry drilling activity noted above, along with increased pricing pressure resulting from the depressed activity levels. North American completion fluids and services and wholesale industrial minerals revenues were down a combined 58%, also driven by the lower industry activity and pricing pressure.
Mediterranean revenues decreased 8% compared to the first half of 2008, primarily due to the impact of the strengthening US dollar, as revenue levels have remained relatively stable in local currency terms. Brazilian revenues increased 63% to $6.3 million in the first half of 2009, reflecting the ramp-up in activity under contracts entered into during 2008.

Operating Income
Operating income for this segment decreased $46.5 million for the first half of 2009 on a $130.1 million decrease in revenues, compared to the first half of 2008. Of this change, North American operations generated a $44.2 million decline in operating income on a $127.9 million decrease in revenues. This decrease in operating income is primarily attributable to the rapid decline in North American drilling activity throughout the first half of 2009, and the related increase in pricing pressure from competition. Further, the benefits of cost reduction initiatives taken during the first half of 2009 were reduced by the timing of the actions, along with $3.0 million of charges associated with employee termination and related costs, as the North American workforce of this business was reduced by 360 employees during this period. Operating income was further negatively impacted by lower gross profit on industrial mineral sales.
Operating income from international operations decreased $2.3 million on a $2.2 million decrease in revenues, as a $1.0 million increase in operating income in the Mediterranean operations was more than offset by a $3.3 million decrease from Brazil, due to the increased operating costs being incurred, as this business continues to ramp-up and prepare for future work under existing contracts.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Half		2009 vs 2008
(In thousands)	2009	2008	$	%

Mat rental and integrated services	$12,290	$31,261	$(18,971)	(61%)
Mat sales	5,211	14,894	(9,683)	(65%)

Total	$17,501	$46,155	$(28,654)	(62%)

The $19.0 million decrease in mat rental and integrated services revenues is primarily attributable to declines in the Gulf Coast market served by this segment, while revenues in the Rocky Mountain market have remained relatively stable. The declines in the Gulf Coast revenues are primarily the result of decreases in coastal drilling activity, as well as a continuing shift in focus away from coastal drilling toward more inland locations. The decline in revenue is further impacted by the increased pricing competition following the declines in market activity, and timing of projects from customers outside the E&P industry.
Mat sales primarily consist of export sales of composite mats to various international markets, as well as to non-oilfield industries domestically. Mat sales decreased by $9.7 million in the first half of 2009 from the first half of 2008, as the demand for these products is down from the E&P and utility industries, as well as governmental sectors in the current economic environment.
Operating Income
Mats and integrated services operating income decreased by $10.7 million for the first half of 2009 on a $28.7 million decrease in revenues compared to the first half of 2008. The decrease in operating margin is primarily attributable to the declines in revenues and pricing pressures, as well as the delayed impact of cost reductions. The benefits of cost reduction initiatives taken during the first half of 2009, including workforce reductions of 104 employees, had a reduced impact to the 2009 operating results, due to the timing of the actions, along with $1.0 million of charges associated with employee termination costs and $1.0 million of non-cash write-downs of inventory.

Environmental Services
Revenues
Total revenues for this segment consisted of the following:

	First Half		2009 vs 2008
(In thousands)	2009	2008	$	%

E&P waste — Gulf Coast	$16,198	$25,498	$(9,300)	(36%)
E&P waste — West Texas	1,788	2,995	(1,207)	(40%)
NORM and industrial waste	4,820	4,241	579	14%

Total	$22,806	$32,734	$(9,928)	(30%)

E&P waste revenues in the Gulf Coast region decreased 36% to $16.2 million in the first half of 2009 compared to the first half of 2008. Volumes processed by this region declined 49% during this period, consisting of 8% reduction from well blow-out disposals in the first half of 2008 which did not recur, and a 41% reduction reflective of the decline in Gulf Coast rig activity during this period. This decline in volumes processed was partially offset by changes in sales mix and pricing increases.
E&P waste revenues in West Texas decreased by 40% to $1.8 million in the first half of 2009 compared to the first half of 2008. Volumes processed by this region declined 60% during this period; however, this was largely offset by improvements in pricing.
NORM and industrial waste revenues increased by 14% to $4.8 million in the first half of 2009, compared to the first half of 2008, driven by higher volumes processed.
Operating Income
Environmental services operating income decreased by $4.2 million on a $9.9 million decline in revenues in the first half of 2009, compared to the first half of 2008. The decline resulting from the lower revenue levels was partially offset by $5.7 million of operating expense reductions, including a $3.6 million reduction in transportation costs and a $1.0 million reduction in personnel expenses.
Liquidity and Capital Resources
Net cash provided by operating activities during the first half of 2009 totaled $57.5 million. The net loss adjusted for non-cash items used $9.6 million of cash during the period, while decreases in working capital provided $67.1 million of cash. The decrease in working capital during the period includes a $111.7 million decrease in receivables and a $12.7 million decrease in inventories, partially offset by a $45.1 million decrease in accounts payable and $12.6 million decrease in accrued liabilities and other, primarily due to lower sales levels and corresponding lower purchases.
Net cash used in investing activities during the first half of 2009 was $13.4 million, consisting primarily of capital expenditures which included $9.4 million for our operations outside of North America. Net cash used in financing activities during the first half of 2009 was $44.1 million which was primarily to reduce amounts outstanding on our credit facilities.

During the first half of 2009, our total debt balance was reduced by $43.4 million to $144.8 million at June 30, 2009. We anticipate that our debt levels will continue to decline in the near-term, as working capital requirements for our operations will continue to decline in the current environment of lower revenue levels. Further, capital expenditures are being reduced in response to the current market environment. Cash generated by operations including the anticipated decreases in working capital levels, along with availability under our existing credit agreement is expected to be adequate to fund our anticipated capital needs.
Our capitalization was as follows as of:

	June 30,	December 31,
(In thousands)	2009	2008

Term credit facility	$40,000	$40,000
Revolving credit facility	97,000	136,000
Foreign bank lines of credit	6,370	11,543
Other	1,415	611

Total	144,785	188,154
Stockholder’s equity	361,457	377,882

Total capitalization	$506,242	$566,036

Total debt to capitalization	28.6%	33.2%

In December 2007, we entered into a $225.0 million Amended and Restated Credit Agreement (“Credit Agreement”) which consisted of a $175.0 million revolving credit facility and a $50.0 million term loan. The Credit Agreement contains certain covenants including the following financial covenants:

	Covenant	Calculation as of
	Requirement	June 30, 2009

Fixed charge coverage ratio	1.20	0.86
	minimum

Consolidated leverage ratio	3.00	3.26
	maximum

Funded debt-to-captalization ratio	45.0%	27.6%
	maximum
As indicated above, we were not in compliance with the fixed charge coverage ratio and consolidated leverage ratio covenants as of June 30, 2009. However, in July 2009, we entered into the First Amendment, which provides a waiver of the financial covenant violations as of June 30, 2009 and modifies certain covenant requirements in future periods, as follows:

	September 30,	December 31,	March 31,	June 30,
	2009	2009	2010	2010	Thereafter

Fixed charge coverage ratio (minimum)	0.80	0.90	1.00	1.10	1.20

Consolidated leverage ratio (maximum)	4.50	4.00	3.50	3.00	3.00

Historically, our performance for financial covenant compliance purposes was based on our trailing four fiscal quarter results. Under the First Amendment, financial covenant calculations will utilize annualized results beginning with the third quarter of 2009, through March 31, 2010, after which time the calculations will return to using trailing four fiscal quarter results. We expect to be in compliance with these amended covenants through June 30, 2010.
The First Amendment also reduced the revolving credit facility from $175.0 million to $150.0 million, and also provides for adjustments in the interest rates and commitment fees under the credit facility. Under the Credit Agreement, as amended by the First Amendment, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 400 to 750 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 300 to 650 basis points. The initial margins in effect for borrowings under the First Amendment reflect the highest margin rates for each loan type. These rates will remain in effect until we provide our consolidated leverage ratio calculation for the third quarter of 2009, at which time the applicable margin will be determined by our consolidated leverage ratio. The First Amendment also increased the commitment fee rate payable under the credit facility, which is now fixed at 50 basis points. Accordingly, we anticipate interest expense to be significantly higher over the next four quarters as compared to the past several quarters.
In conjunction with the First Amendment, we expect to capitalize approximately $1.5 million for debt issuance costs paid in July 2009.
As of June 30, 2009, $90.0 million of the outstanding principal of the revolving credit facility was bearing interest at LIBOR plus 225 basis points, or 2.56%, while the remaining $7.0 million in outstanding principal was bearing interest at Prime Rate plus 75 basis points, or 4.00%. In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under the Term Loan. The initial notional amount of the swap agreements totaled $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the Term Loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable LIBOR margin, which was 225 basis points at June 30, 2009, over the term of the loan. The weighted average interest rate on the outstanding balances under our Credit Agreement including the interest rate swaps as of June 30, 2009 and December 31, 2008 were 3.64% and 3.46%, respectively.
As indicated above, the First Amendment increased the applicable margin rates for each type of loan available under our credit facility. Effective July 20, 2009, the applicable margin for our LIBOR loans was increased from 225 basis points to 750 basis points and the applicable margin for our ABR loans (as defined in the Credit Agreement) was increased from 75 basis points to 650 basis points.
The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.
At June 30, 2009, $3.6 million in letters of credit were issued and outstanding which are required by insurance carriers in relation to our insurance programs. In addition, we had $97.0 million outstanding under our revolving credit facility at June 30, 2009, leaving $74.4 million of availability at that date. As noted above, effective July 2009, the total available amount as amended was reduced by $25 million.

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments related to uncollectible accounts and notes receivable, customer returns, reserves for obsolete and slow moving inventory, impairments of long-lived assets, including goodwill and other intangibles and our valuation allowance for deferred tax assets. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.
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
Interest Rate Risk
Our policy is to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At June 30, 2009, we had total debt outstanding of $144.8 million.
In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR interest rate on our borrowings under the term loan portion of our credit facility. The initial notional amount of the swap agreements totaled $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the term loan. As of June 30, 2009, $40.0 million remained outstanding under this term loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable LIBOR margin, over the term of the loan.
The remaining $104.8 million of debt outstanding at June 30, 2009 bears interest at a floating rate. At June 30, 2009, the weighted average interest rate under our floating-rate debt was 2.75%.
Effective July 20, 2009, the applicable margin on our LIBOR based loans increased from 225 basis points to 750 basis points and the applicable margin on our ABR Loans increased from 75 basis points to 650 basis points. At the June 30, 2009 balance, a 200 basis point increase in market interest rates during 2009 would cause our annual interest expense to increase approximately $2.1 million, resulting in a $0.02 per diluted share reduction in annual net earnings. Utilizing the June 30, 2009 balance and assuming that our initial interest rate remains in effect, our annual interest expense will increase by approximately $7.6 million, resulting in a $0.06 per diluted share reduction in annual net earnings.
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
Changes in internal control over financial reporting
There has been no change in internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our Amended and Restated Credit Agreement contains certain financial covenants. We were not in compliance with these financial covenants at June 30, 2009; however, we have entered into a First Amendment and Waiver which provides a waiver of such violations and temporarily modifies the covenants. If reductions in drilling activity in the oil and gas industry continue, we may have difficulty complying with the financial covenants in the second half of 2009 or first half of 2010. A breach of any of these covenants could result in a default under our credit agreement unless we are able to remedy any default within the applicable cure period or obtain, on a timely basis, the necessary waivers or amendments to the credit agreement. There is no assurance we could obtain further waivers or amendments to the credit agreement. In addition, any waiver or amendment to our credit agreement may require us to further amend the terms of our credit agreement which could further increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of operations. Upon the occurrence of any event of default that is not waived or otherwise cured within the applicable cure periods, the lenders under our credit agreement could elect to exercise any of their available remedies, which include the right to not lend any additional amounts to us or, in certain instances, to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay the borrowings under the credit agreement when due, the lenders could be permitted to proceed against their collateral. The election to exercise any such remedies could have a material adverse effect on our business and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended June 30, 2009:

				Total Number of	Maximum Approximate Dollar
				Shares Purchased as Part	Value of Shares that May Yet
	Total Number of		Average Price	of Publicly Announced	be Purchased Under
Period	Shares Purchased		per Share	Plans or Programs	the Plans or Programs
April 1 – 30, 2009	—		—	—
May 1 – 31, 2009	—		—	—
June 1 – 30. 2009	3,098	(1)	$3.30	—	$9.9 million

Total	3,098		$3.30		$9.9 million

(1)	The shares purchased during the quarter ended June 30, 2009, represent shares surrendered in lieu of taxes under vesting of restricted stock awards.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
(a)	We held an Annual Meeting of Stockholders on June 10, 2009.

(b)	The following six directors were elected at that meeting to serve until the next Annual Meeting of Stockholders, with the following votes cast:

	For	Withheld
Jerry W. Box	71,758,684	12,591,525
Gary L. Warren	72,184,386	12,165,823
David C. Anderson	72,173,720	12,176,489
Paul L. Howes	73,279,190	11,071,019
James W. McFarland, Ph. D.	72,189,143	12,161,066
G. Stephen Finley	72,184,883	12,165,326
(c)	Amendment to the 2006 Equity Incentive Plan was adopted by the Company’s stockholders, with the following votes cast:

For	Against	Abstain	Broker Non-Vote

58,513,011	16,972,619	2,133,124	6,731,455
(d)	Stockholders ratified the selection of Deloitte & Touche LLP as independent auditors for the year ended December 31, 2009 with the following votes cast:

For	Against	Abstain

83,455,918	864,712	29,579

ITEM 5.	Other Information
Not applicable.

ITEM 6.	Exhibits

10.1
Amendments to employment agreements between Newpark Resources, Inc. and Paul L Howes, James E. Braun, Bruce C. Smith, Mark J. Airola, William D. Moss and Samuel L. Cooper (incorporated by reference to Exhibits 10.1 through 10.6 of the Company’s Current Report on Form 8-K filed April 23, 2009).

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
Date: July 31, 2009

NEWPARK RESOURCES, INC.
By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James E. Braun
James E. Braun, Vice President and
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gregg S. Piontek
Gregg Piontek, Vice President, Controller and
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1
Amendments to employment agreements between Newpark Resources, Inc. and Paul L Howes, James E. Braun, Bruce C. Smith, Mark J. Airola, William D. Moss and Samuel L. Cooper (incorporated by reference to Exhibits 10.1 through 10.6 of the Company’s Current Report on Form 8-K filed April 23, 2009).

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.