Form 10-Q
period 2009-09-30
NEWPARK RESOURCES INC
filed 2009-10-30
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐ No ☑
As of October 20, 2009, a total of 88,938,772 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2009
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
For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, and in Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except share data)	2009	2008
	(unaudited)
ASSETS
Cash and cash equivalents	$6,299	$8,252
Receivables, net	108,287	211,366
Inventories	123,299	149,304
Deferred tax asset	8,887	22,809
Prepaid expenses and other current assets	10,365	11,062

Total current assets	257,137	402,793

Property, plant and equipment, net	228,875	226,627
Goodwill	62,186	60,268
Deferred tax asset, net	7,126	707
Other intangible assets, net	16,995	18,940
Other assets	5,493	4,344

Total assets	$577,812	$713,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign bank lines of credit	$8,437	$11,302
Current maturities of long-term debt	10,593	10,391
Accounts payable	45,412	89,018
Accrued liabilities	25,984	38,946

Total current liabilities	90,426	149,657

Long-term debt, less current portion	115,885	166,461
Deferred tax liability	715	15,979
Other noncurrent liabilities	3,507	3,700

Total liabilities	210,533	335,797

Common stock, $0.01 par value, 100,000,000 shares authorized 91,659,870 and 91,139,966 shares issued, respectively	917	911
Paid-in capital	459,331	457,012
Accumulated other comprehensive income	9,065	1,296
Retained deficit	(86,676)	(66,087)
Treasury stock, at cost; 2,710,133 and 2,646,409 shares, respectively	(15,358)	(15,250)

Total stockholders’ equity	367,279	377,882

Total liabilities and stockholders’ equity	$577,812	$713,679

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2009	2008	2009	2008

Revenues	$118,208	$226,184	$354,745	$631,417

Cost of revenues	103,985	184,401	332,442	514,695

Selling, general and administrative expenses	14,676	23,849	45,519	60,194
Other income, net	(2,691)	(305)	(2,753)	(342)

Operating income (loss)	2,238	18,239	(20,463)	56,870

Foreign currency exchange (gain) loss	(1,011)	36	(1,572)	133
Interest expense, net	3,361	2,499	6,611	8,375

(Loss) income from continuing operations before income taxes	(112)	15,704	(25,502)	48,362
Provision for income taxes	(314)	5,115	(4,913)	16,291

Income (loss) from continuing operations	202	10,589	(20,589)	32,071
Loss from discontinued operations, net of tax	—	(171)	—	(300)

Net income (loss)	$202	$10,418	$(20,589)	$31,771

Basic weighted average common shares outstanding	88,544	88,682	88,469	89,227
Diluted weighted average common shares outstanding	88,655	89,109	88,469	89,569

Income (loss) per common share — basic:
Income (loss) from continuing operations	$—	$0.12	$(0.23)	$0.36
Loss from discontinued operations	—	—	—	—

Net income (loss) per common share	$—	$0.12	$(0.23)	$0.36

Income (loss) per common share — diluted:
Income (loss) from continuing operations	$—	$0.12	$(0.23)	$0.36
Loss from discontinued operations	—	—	—	(0.01)

Net income (loss) per common share	$—	$0.12	$(0.23)	$0.35

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008

Net income (loss)	$202	$10,418	$(20,589)	$31,771

Changes in interest rate swap and cap, net of tax	(39)	(117)	288	(74)
Foreign currency translation adjustments	4,523	(6,172)	7,480	(3,213)

Comprehensive income (loss)	$4,686	$4,129	$(12,821)	$28,484

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net (loss) income	$(20,589)	$31,771
Adjustments to reconcile net (loss) income to net cash provided by operations:
Net loss from discontinued operations	—	300
Non-cash impairment charges	1,091	—
Depreciation and amortization	20,890	21,784
Stock-based compensation expense	2,262	4,034
Provision for deferred income taxes	(7,718)	12,157
Provision for doubtful accounts	2,357	1,752
Gain on sale of assets	(752)	(345)
Change in assets and liabilities:
Decrease (increase) in receivables	103,397	(50,712)
Decrease (increase) in inventories	28,179	(6,913)
Increase in other assets	(551)	(3,462)
(Decrease) increase in accounts payable	(44,911)	10,270
(Decrease) increase in accrued liabilities and other	(13,890)	14,024

Net operating activities of continuing operations	69,765	34,660
Net operating activities of discontinued operations	—	2,352

Net cash provided by operating activities	69,765	37,012

Cash flows from investing activities:
Capital expenditures	(17,219)	(16,937)
Proceeds from sale of property, plant and equipment	1,255	522

Net cash used in investing activities	(15,964)	(16,415)

Cash flows from financing activities:
Net payments on lines of credit	(54,021)	(1,625)
Principal payments on notes payable and long-term debt	(299)	(2,116)
Proceeds from employee stock plans	104	1,897
Purchase of treasury stock	(212)	(15,093)

Net financing activities of continuing operations	(54,428)	(16,937)
Net financing activities of discontinued operations	—	(63)

Net cash used in financing activities	(54,428)	(17,000)

Effect of exchange rate changes on cash	(1,326)	1,578

Net (decrease) increase in cash and cash equivalents	(1,953)	5,175
Cash and cash equivalents at beginning of period	8,252	5,741

Cash and cash equivalents at end of period	$6,299	$10,916

Cash paid for:
Income taxes (net of refunds)	$4,393	$5,348
Interest	$4,522	$7,943
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. Our fiscal year end is December 31 and our third quarter represents the three month period ending September 30. The results of operations for the third quarter and first nine months of 2009 are not necessarily indicative of the results to be expected for the entire year.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2009, the results of our operations for the third quarter and first nine months of 2009 and 2008, and our cash flows for the first nine months of 2009 and 2008. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2008 reflects the audited financial statements at that date.
Effective January 1, 2009, we modified the presentation of expenses on the Consolidated Statement of Operations, expanding the presentation to include separate line items for selling, general and administrative expenses, and other (income) expense, net. Prior to the modification, the Consolidated Statements of Operations included a line item for general and administrative expenses, which reflected only the expenses associated with our corporate office, while all operating segment expenses were reported within cost of revenues. Following this reclassification, selling, general and administrative expenses includes all expenses of this nature from our operating segments as well as our corporate office. As a result of this reclassification, $17.0 million and $43.6 million of expenses previously reported in cost of revenues for the third quarter and nine months ended September 30, 2008, respectively, are now reflected in selling, general and administrative expenses.
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
New Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance, which established a new source of authoritative accounting principles applicable to nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP known as “The Codification”. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification was effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded.

In May 2009, the FASB issued new accounting guidance which provides general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The guidance also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected as well as evaluate subsequent events through the date of financial statement issuance. Accordingly, we have evaluated subsequent events through October 30, 2009, the date of this filing.
On January 1, 2009, we adopted new accounting guidance relating to changes in the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption did not have a material effect on our consolidated financial position or results of operations. See Note 5 “Fair Value of Financial Instruments” for additional details on our derivative instruments and hedging activities.
On January 1, 2009, we adopted new accounting guidance regarding factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the new guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption did not have a material effect on our consolidated financial position or results of operations.
On January 1, 2009, we adopted revised accounting guidance on the accounting for acquisitions of businesses. The revision changed the previous guidance, requiring that all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. The revised guidance applies to acquisitions that were effective after December 31, 2008, and application of the standard to acquisitions prior to that date was not permitted. The adoption did not have a material effect on our consolidated financial position or results of operations.
Note 2 — Earnings per Share
The following table presents the reconciliation of the numerator and denominator for calculating income per share:

	Third Quarter		First Nine Months
(In thousands, except per share data)	2009	2008	2009	2008

Net income (loss)	$202	$10,418	$(20,589)	$31,771

Weighted average number of common shares outstanding	88,544	88,682	88,469	89,227
Add: Net effect of dilutive stock options, warrants and restricted stock awards	111	427	—	342

Adjusted weighted average number of common shares outstanding	88,655	89,109	88,469	89,569

Net income (loss) per common share:
Basic	$—	$0.12	$(0.23)	$0.36
Diluted	$—	$0.12	$(0.23)	$0.35

Stock options, restricted stock and warrants excluded from calculation of diluted earnings per share because they were anti-dilutive for the period	7,289	4,003	6,346	4,173

For the third quarter of 2009, we had dilutive stock options and restricted stock of approximately 0.4 million shares. For the first nine months of 2009 we did not have any dilutive stock options or restricted stock. For the third quarter and first nine months of 2008, we had dilutive stock options and restricted stock of approximately 1.6 million shares and 1.4 million shares, respectively. The resulting net effect of stock options and restricted stock were used in calculating diluted income per share for this period.
On June 1, 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our common stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. Prior to 2006, all outstanding shares of the Series B Preferred Stock were converted to common stock. The Series B Warrant was originally issued with a seven year life, expiring June 1, 2007. This warrant contains certain registration provisions, which, if not met, reduce the exercise price of the warrant by 2.5%, for each year we are not in compliance with the registration requirements, and extend the term of the warrant. Effective May 1, 2009, we became compliant with the registration requirements for the warrant. Previously, we were not in compliance with these requirements which resulted in adjustments to the exercise price and extended the term of the warrant. As of September 30, 2009, the Series B Warrant, as adjusted for certain anti-dilution provisions, remains outstanding and provides for the right to purchase up to approximately 2.1 million shares of our common stock at an exercise price of $8.93, and expires in February 2012.
Note 3 — Receivables, net
Receivables consist of the following:

	September 30,	December 31,
(In thousands)	2009	2008

Trade receivables	$86,708	$168,320
Unbilled receivables	21,167	42,692

Gross trade receivables	107,875	211,012
Allowance for doubtful accounts	(6,428)	(4,259)

Net trade receivables	101,447	206,753

Notes and other receivables	6,840	4,613

Total receivables, net	$108,287	$211,366

Note 4 — Inventories
Inventories consist of the following:

	September 30,	December 31,
(In thousands)	2009	2008

Finished goods- mats	$3,452	$4,701

Raw materials and components:
Drilling fluids raw material and components	119,534	144,138
Supplies and other	313	465

Total raw materials and components	119,847	144,603

Total	$123,299	$149,304

Note 5 — Fair Value of Financial instruments
Our derivative instruments consist of interest rate swap agreements entered into in January 2008 which effectively fix the underlying LIBOR rate on our borrowings under our term loan. The initial notional amount of the swap agreements totaled $50.0 million reducing by $10.0 million each December, matching the required principal payments under the term loan. As of September 30, 2009, $40.0 million remained outstanding on the term loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable LIBOR margin.
The swap agreements represent a cash flow hedge, entered into for the purpose of fixing a portion of our borrowing costs and thereby decreasing the volatility of future cash flows. These agreements are valued based upon “level 2” fair value criteria, where the fair value of these instruments is determined using observable inputs, including quoted prices for similar assets/liabilities and market corroborated inputs as well as quoted prices in inactive markets. The fair value of the interest rate swap arrangements was a liability of $1.0 million and $1.3 million, net of tax as of September 30, 2009 and December 31, 2008, respectively, recorded within accrued liabilities.
Our financial instruments include cash and cash equivalents, receivables, payables, debt, and certain derivative financial instruments. We believe the carrying values of these instruments approximated their fair values at September 30, 2009 and December 31, 2008.
At September 30, 2009 and December 31, 2008, the estimated fair value of total debt was $134.9 million and $188.2 million, respectively, consistent with the carrying value included in our consolidated balance sheets as of these dates.
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
Matthew Hardey Lawsuit
On November 2, 2007, we were served with a lawsuit filed on behalf of Matthew Hardey, our former Chief Financial Officer, against Newpark Resources and Paul L. Howes, our current Chief Executive Officer. We removed this case to Federal Court (United States District Court for the Eastern District of Louisiana). The lawsuit included a variety of allegations arising from our internal investigation and Mr. Hardey’s termination, including breach of contract, unfair trade practices, defamation, and negligence. On July 16, 2009, we executed a settlement agreement with Mr. Hardey pursuant to which Mr. Hardey has released Newpark and Mr. Howes from all claims including any claims under his employment contract and any present or future claims for indemnification and/or advancement of expenses relating to any ongoing investigations or actions. Likewise, Newpark has released Mr. Hardey from all claims we asserted against him, including claims that we were entitled to recover sums previously advanced to Mr. Hardey under his indemnification agreement and claims arising from the previously referenced derivative litigation. The court has dismissed this lawsuit.
We believe that the terms of the Cole and Hardey settlements, whether viewed individually or in the aggregate, do not have a material adverse effect on Newpark’s financial condition.
SEC Investigation
On March 12, 2007, we were advised that the SEC has opened a formal investigation into the matters disclosed in Amendment No. 2 to our Annual Report on Form 10-K/A filed on October 10, 2006. We have and will continue to cooperate fully with the SEC’s investigation. On July 16, 2009, the SEC filed a civil lawsuit against our former Chief Financial Officer, the former Chief Financial Officer of our Soloco business unit and one former vendor in connection with the transactions that were described in the Amended Form 10-K/A. Subsequently, the SEC announced that it reached a settlement of its claims against the former vendor. The company has not been named as a defendant.

Note 7 — Segment Data
Summarized operating results for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter		First Nine Months
(In thousands)	2009	2008	2009		2008

Revenues
Fluids systems and engineering	$99,421	$188,975	$295,651		$515,319
Mats and integrated services	7,578	22,593	25,079		68,748
Environmental services	11,209	14,616	34,015		47,350

Total revenues	$118,208	$226,184	$354,745		$631,417

Operating income (loss)
Fluids systems and engineering	$2,541	$25,601	(4,755	)(1)	$64,812
Mats and integrated services	(879)	1,131	(9,067	)(1)	3,599
Environmental services	4,070 (2)	1,874	6,612	(2)	8,603
Corporate office	(3,494)	(10,367)	(13,253	)(1)	(20,144)

Operating income (loss)	$2,238	$18,239	$(20,463)		$56,870

(1)
In response to the significant declines in industry activity in North America, we implemented cost reduction programs including workforce reductions. Our operating loss for the first nine months of 2009 includes employee termination and related charges of $4.5 million, which includes $3.1 million in fluids systems and engineering, $1.0 million in mats and integrated services and $0.4 million in our corporate office, substantially all of which, were incurred in the first half of 2009.

(2)	Includes $2.3 million of other income reflecting proceeds from the settlement of business interruption claims related to hurricanes and storms in 2008.
Total assets related to our reportable segments are as follows:

	September 30,	December 31,
(In thousands)	2009	2008

Fluids systems and engineering	$395,913	$494,477
Mats and integrated services	81,438	99,123
Environmental services	70,205	80,222
Corporate office	30,256	39,857

Total assets	$577,812	$713,679

Following the significant declines in revenues and operating income experienced in 2009, we have evaluated the carrying values of our goodwill and other indefinite-lived intangible assets as of September 30, 2009. The evaluation included consideration of the recent declines in revenues along with the impact of cost reduction programs and forecasted cash flow projections for each reporting unit. In completing this analysis, we determined that no reporting unit has a fair value below its net carrying value, as of September 30, 2009. However, our analysis estimated that the fair value of the Mats and Integrated Services reporting unit exceeded net carrying value by less than 10%. Therefore, continued deterioration in operating income and cash flows provided by this reporting unit could potentially result in required impairments in goodwill. As of September 30, 2009, the balance sheet for the Mats and Integrated Services reporting unit includes $14.9 million of goodwill.

Note 8 — Financing Arrangements
In December 2007, we entered into a $225.0 million Amended and Restated Credit Agreement (“Credit Agreement”) which consisted of a $175.0 million revolving credit facility and a $50.0 million term loan. The Credit Agreement contains certain financial covenants including a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, and a maximum funded debt-to-capitalization ratio. At June 30, 2009, we were not in compliance with the fixed charge coverage ratio and consolidated leverage ratio covenants. However, in July 2009, we entered into the First Amendment and Waiver to Amended and Restated Credit Agreement (“First Amendment”). The First Amendment provided a waiver of the financial covenant violations as of June 30, 2009 and modified certain covenant requirements through June 30, 2010, after which time the covenants will return to those originally set forth in the Credit Agreement. The modified covenant requirements are as follows:

	September 30,	December 31,	March 31,	June 30,
	2009	2009	2010	2010	Thereafter

Fixed charge coverage ratio (minimum)	0.80	0.90	1.00	1.10	1.20

Consolidated leverage ratio (maximum)	4.50	4.00	3.50	3.00	3.00
Historically, our performance for financial covenant compliance purposes was based on our trailing four fiscal quarter results. Under the First Amendment, financial covenant calculations will utilize annualized results beginning with the third quarter of 2009, and continuing through March 31, 2010, after which time the calculations will return to using trailing four fiscal quarter results.
We were in compliance with these covenants as of September 30, 2009, and expect to remain in compliance through September 30, 2010. The calculated financial performance for these covenants as of September 30, 2009, is as follows:

		Calculation as of
	Covenant	September 30,
	Requirement	2009

Fixed charge coverage ratio	0.80 minimum	1.65

Consolidated leverage ratio	4.50 maximum	2.89

Funded debt-to-captalization ratio	45.0% maximum	25.5%

The First Amendment also reduced the revolving credit facility from $175.0 million to $150.0 million, and provided for adjustments in the interest rates and commitment fees under the credit facility. Under the Credit Agreement, as amended by the First Amendment, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 400 to 750 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 300 to 650 basis points. The initial margins in effect for borrowings under the First Amendment reflect the highest margin rates for each loan type. These rates will remain in effect until we provide our consolidated leverage ratio calculation for the third quarter of 2009 to our lenders, at which time the applicable margin will be re-determined based on our consolidated leverage ratio. The First Amendment also increased the commitment fee rate payable under the credit facility, which is now fixed at 50 basis points. We expect to provide our consolidated leverage ratio in early November 2009 and anticipate the applicable margin on LIBOR borrowings to be reduced from 750 basis points to 425 basis points at that time. Following the First Amendment, the weighted average interest rate on the outstanding balances under our Credit Agreement including interest rate swaps was 8.99% and 3.46% as of September 30, 2009 and December 31, 2008, respectively.
In conjunction with the First Amendment, we capitalized $1.5 million for debt issuance costs paid during the third quarter of 2009.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our consolidated financial statements and notes to consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2008. Our third quarter represents the three month period ending September 30, and our first nine months represents the nine month period ending September 30.
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
The economic environment, the instability in the credit markets and declines in oil and natural gas commodity prices significantly impacted North American drilling activity during the first half of 2009. This decline in E&P spending negatively impacted our 2009 operating results as compared to the results achieved during 2008. After significantly declining in the first half of 2009, North American drilling activity began to stabilize and improve modestly during the third quarter of 2009.
Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the third quarter and first nine months of 2009, as compared to the comparable periods of the prior year is as follows:

	Third Quarter		2009 vs 2008
	2009	2008	Count	%

U.S. Rig Count	970	1,979	(1,009)	(51%)
Canadian Rig Count	186	433	(247)	(57%)

North America	1,156	2,412	(1,256)	(52%)

	First Nine Months		2009 vs 2008
	2009	2008	Count	%

U.S. Rig Count	1,083	1,871	(788)	(42%)
Canadian Rig Count	203	372	(169)	(45%)

North America	1,286	2,243	(957)	(43%)

Source:	Baker Hughes Incorporated

In response to the significant declines in activity and the increasing price competition, we have executed cost reduction programs including workforce reductions, reduced discretionary spending, salary reductions for substantially all North American employees including executive officers, the temporary elimination of 401(k) matching for U.S. employees, as well as reductions in capital expenditures in North America. As part of this cost reduction program, we have reduced our North American workforce by 534 employees during the first nine months of 2009 in addition to eliminating substantially all contract employee positions. As a result of these workforce reductions, operating results for the first nine months of 2009 include $4.5 million of charges associated with employee termination and related exit costs, substantially all of which was incurred during the first half of the year.
Following the significant declines in revenues and operating income experienced in 2009, we have evaluated the carrying values of our goodwill and other indefinite-lived intangible assets as of September 30, 2009. The evaluation included consideration of the recent declines in revenues along with the impact of cost reduction programs and forecasted cash flow projections for each reporting unit. In completing this analysis, we determined that no reporting unit has a fair value below its net carrying value, as of September 30, 2009. However, our analysis estimated that the fair value of the Mats and Integrated Services reporting unit exceeded net carrying value by less than 10%. Therefore, continued deterioration in operating income and cash flows provided by this reporting unit could potentially result in required impairments in goodwill. As of September 30, 2009, the balance sheet for the Mats and Integrated Services reporting unit includes $14.9 million of goodwill.
Third Quarter of 2009 Compared to Third Quarter of 2008
Results of Operations
Summarized results of operations for the third quarter of 2009 compared to the third quarter of 2008 are as follows:

	Third Quarter		2009 vs 2008
(In thousands)	2009	2008	$	%

Revenues	$118,208	$226,184	$(107,976)	(48%)
Cost of revenues	103,985	184,401	(80,416)	(44%)
Selling, general and administrative expenses	14,676	23,849	(9,173)	(38%)
Other income, net	(2,691)	(305)	(2,386)	782%

Operating income	2,238	18,239	(16,001)	(88%)

Foreign currency exchange gain	(1,011)	36	(1,047)	(2908%)
Interest expense, net	3,361	2,499	862	34%

(Loss) income from continuing operations before income taxes	(112)	15,704	(15,816)	(101%)
Provision for income taxes	(314)	5,115	(5,429)	(106%)

Income from continuing operations	$202	$10,589	$(10,387)	(98%)

Revenues
Revenues were $118.2 million in the third quarter of 2009, reflecting a 48% decline from the $226.2 million reported in the third quarter 2008. This decline in revenues is primarily driven by the 52% decline in North American drilling activity, as previously noted. North American revenues accounted for 67% and 83% of total revenues for the third quarter of 2009 and 2008, respectively. Additional information regarding these declines is provided within the operating segment results below.

Cost of revenues
Cost of revenues were $104.0 million in the third quarter of 2009, reflecting a 44% decline from the $184.4 million reported in the third quarter of 2008. This decline is primarily driven by the 52% decline in North American drilling activity, as noted above. Additional information regarding these declines is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses declined $9.2 million to $14.7 million in the third quarter of 2009 from $23.8 million for the comparable period of 2008. The decrease includes $0.8 million in fluids systems and engineering, $1.1 million in mat and integrated services, $0.4 million in environmental services, and $6.9 million in the corporate office. The decline includes $3.5 million of legal and selling costs associated with the abandoned sale of the environmental services business which were recorded in the corporate office in the third quarter of 2008. The remainder of the decrease is attributable to the impact of cost reduction programs implemented during the first half of 2009, as well as lower performance-based employee incentive costs in the 2009 period.
Other income, net
Other income, net increased by $2.4 million to $2.7 million in the third quarter of 2009 compared to $0.3 million for the third quarter of 2008. The third quarter of 2009 includes $2.3 million of income associated with the settlement of business interruption insurance claims within our environmental services business resulting from hurricanes and storms in 2008.
Interest expense, net
Interest expense, net totaled $3.4 million for the third quarter of 2009 compared to $2.5 million for the third quarter of 2008. The increase in interest expense is primarily attributable to higher interest rates following the First Amendment and Waiver to the Amended Credit Agreement (“First Amendment”), which was entered into in July 2009. Following the First Amendment, the weighted average borrowing rate under our credit facilities was 8.99% at September 30, 2009, compared to a weighted average borrowing rate of 5.60% at September 30, 2008. See additional discussion regarding the First Amendment in Liquidity and Capital Resources below.
Provision for income taxes
The provision for income taxes for the third quarter of 2009 was a $0.3 million benefit compared to $5.1 million of expense for the third quarter of 2008. The tax benefit in the third quarter of 2009 is the result of favorable tax adjustments associated with the completion of our 2008 tax filings within the U.S.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter		2009 vs 2008
(In thousands)	2009	2008	$	%

Revenues
Fluids systems and engineering	$99,421	$188,975	$(89,554)	(47%)
Mats and integrated services	7,578	22,593	(15,015)	(66%)
Environmental services	11,209	14,616	(3,407)	(23%)

Total revenues	$118,208	$226,184	$(107,976)	(48%)

Operating income (loss)
Fluids systems and engineering	$2,541	$25,601	$(23,060)
Mats and integrated services	(879)	1,131	(2,010)
Environmental services	4,070	1,874	2,196
Corporate office	(3,494)	(10,367)	6,873

Operating income	$2,238	$18,239	$(16,001)

Segment operating margin
Fluids systems and engineering	2.6%	13.5%
Mats and integrated services	(11.6%)	5.0%
Environmental services	36.3%	12.8%
Fluids Systems and Engineering
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2009 vs 2008
(In thousands)	2009	2008	$	%

Drilling fluids and engineering	$48,209	$110,985	$(62,776)	(57%)
Completion fluids and services	5,567	24,448	(18,881)	(77%)
Industrial minerals	7,283	16,386	(9,103)	(56%)

Total North America	61,059	151,819	(90,760)	(60%)
Mediterranean	29,443	32,461	(3,018)	(9%)
Brazil	8,919	4,695	4,224	90%

Total	$99,421	$188,975	$(89,554)	(47%)

North America revenues decreased 60% to $61.1 million for the third quarter of 2009, as compared to $151.8 million for the third quarter of 2008. Drilling fluids and engineering revenues decreased 57% which is largely attributable to the 52% decline in industry drilling activity noted above, along with increased pricing pressure resulting from the depressed activity levels. North American completion fluids and services and wholesale industrial minerals revenues were down a combined 69%, also driven by the lower industry activity and pricing pressure.
Brazil revenues in the third quarter of 2009 were also negatively impacted by the strengthening US dollar, as revenues in this region were up 107% in local currency terms, reflecting the ramp-up in activity under contracts entered into during 2008. Mediterranean revenues decreased 9% compared to the third quarter of 2008, including a 5% decline resulting from the impact of the strengthening US dollar.

Operating Income
Operating income for this segment decreased $23.1 million for the third quarter of 2009 on an $89.6 million decrease in revenues, compared to the third quarter of 2008. Of this change, North American operations generated a $22.0 million decline in operating income on a $90.8 million decrease in revenues. This decrease in operating income is primarily attributable to the rapid decline in North American drilling activity over the past year, and the related increase in pricing pressure from competition.
Operating income from international operations decreased $1.1 million on a $1.2 million increase in revenues. The decline in operating income is primarily attributable to the Mediterranean operations, resulting from the $3.0 million decline in revenues. Operating income from Brazil was relatively unchanged from the prior year, as the effect of the increasing revenues was offset by increases in operating costs, as this business continues to ramp-up and prepare for future work under existing contracts.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2009 vs 2008
(In thousands)	2009	2008	$	%

Mat rental and integrated services	$6,690	$17,132	$(10,442)	(61%)
Mat sales	888	5,461	(4,573)	(84%)

Total	$7,578	$22,593	$(15,015)	(66%)

The $10.4 million decrease in mat rental and integrated services revenues in the third quarter of 2009 compared to the third quarter of 2008 is primarily attributable to declines in the U.S. market served by this segment. The decline in revenue is further impacted by the increased pricing competition following the declines in market activity, and timing of projects from customers outside the E&P industry.
Mat sales primarily consist of export sales of composite mats to various international markets, as well as to non-oilfield industries domestically. Mat sales decreased by $4.6 million in the third quarter of 2009 from the third quarter of 2008, as demand for these products is down from the E&P and utility industries, as well as governmental sectors in the current economic environment.
Operating Income
Mats and integrated services operating income decreased by $2.0 million for the third quarter of 2009 on a $15.0 million decrease in revenues compared to the third quarter of 2008. The decline in operating income is primarily the result of the lower revenues and pricing pressures, partially offset by a $6.8 million reduction in operating expenses, resulting from cost reduction programs in 2009, including workforce reductions of 142 employees.

Environmental Services
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2009 vs 2008
(In thousands)	2009	2008	$	%

E&P waste — Gulf Coast	$6,695	$10,005	$(3,310)	(33%)
E&P waste — West Texas	679	2,966	(2,287)	(77%)
NORM and industrial waste	3,835	1,645	2,190	133%

Total	$11,209	$14,616	$(3,407)	(23%)

E&P waste revenues in the Gulf Coast region decreased 33% to $6.7 million in the third quarter of 2009 compared to the third quarter of 2008. Volumes processed by this region declined 39%, reflective of the decline in Gulf Coast rig activity during this period. This decline in volumes processed was partially offset by changes in sales mix and pricing increases.
E&P waste revenues in West Texas decreased by 77% to $0.7 million in the third quarter of 2009 compared to the third quarter of 2008. Volumes processed by this region declined 60% during this period.
NORM and industrial waste revenues increased by 133% to $3.8 million in the third quarter of 2009, compared to the third quarter of 2008. This increase was driven by higher volumes processed, as activity levels tend to fluctuate significantly from period to period based on the timing of customer projects.
Operating Income
Environmental services operating income increased by $2.2 million on a $3.4 million decline in revenues in the third quarter of 2009, compared to the third quarter of 2008. The increase in operating income is primarily attributable to $2.3 million of income associated with the settlement of business interruption insurance claims, resulting from hurricanes and storms in 2008. The remaining $0.1 million decline in operating income is attributable to the lower revenues, partially offset by operating expense reductions, including a $2.0 million reduction in transportation costs, a $0.3 million decline in equipment rental expenses and a $0.7 million reduction in personnel expenses.

First Nine Months of 2009 Compared to First Nine Months of 2008
Results of Operations
Summarized results of operations for the first nine months of 2009 compared to the first nine months of 2008 are as follows:

	First Nine Months		2009 vs 2008
(In thousands)	2009	2008	$	%

Revenues	$354,745	$631,417	$(276,672)	(44%)
Cost of revenues	332,442	514,695	(182,253)	(35%)
Selling, general and administrative expenses	45,519	60,194	(14,675)	(24%)
Other income, net	(2,753)	(342)	(2,411)	705%

Operating (loss) income	(20,463)	56,870	(77,333)	(136%)

Foreign currency exchange (gain) loss	(1,572)	133	(1,705)	(1282%)
Interest expense, net	6,611	8,375	(1,764)	(21%)

(Loss) income from continuing operations before income taxes	(25,502)	48,362	(73,864)	(153%)
Provision for income taxes	(4,913)	16,291	(21,204)	(130%)

(Loss) income from continuing operations	$(20,589)	$32,071	$(52,660)	(164%)

Revenues
Revenues were $354.7 million in the first nine months of 2009, reflecting a 44% decline from the $631.4 million reported in the first nine months of 2008. This decline in revenues is primarily driven by the 43% decline in North American drilling activity, as previously noted. North American revenues accounted for 72% and 84% of total revenues for the first nine months of 2009 and 2008, respectively. Additional information regarding these declines is provided within the operating segment results below.
Cost of revenues
Cost of revenues were $332.4 million in the first nine months of 2009, reflecting a 35% decline from the $514.7 million reported in the first nine months of 2008. This decline is primarily driven by the 43% decline in North American drilling activity, as previously noted above. Additional information regarding these declines is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses declined $14.7 million to $45.5 million in the first nine months of 2009 from $60.2 million for the comparable period of 2008. The decrease includes $4.7 million in fluids systems and engineering, $2.3 million in mat and integrated services, $0.8 million in environmental services, and $6.9 million in the corporate office. The decline includes $3.5 million of legal and selling costs associated with the abandoned sale of the environmental services business which were recorded in the corporate office in the third quarter of 2008. The remainder of the decrease is attributable to the impact of cost reduction programs implemented during 2009, as well as lower performance-based employee incentive costs in the 2009 period.
Other income, net
Other income, net increased by $2.4 million to $2.8 million in the first nine months of 2009 compared to $0.4 million for the first nine months of 2008. The 2009 period includes $2.3 million of income associated with the settlement of business interruption insurance claims within our environmental services business, resulting from hurricanes and storms in 2008.

Interest expense, net
Interest expense, net totaled $6.6 million for the first nine months of 2009 compared to $8.4 million for the first nine months of 2008. The decrease in interest expense is attributable to lower debt levels and interest rates in 2009, prior to the First Amendment of our credit agreement in July 2009. Following the July 2009 amendment, the weighted average borrowing rate under our credit facilities was 8.99% at September 30, 2009, compared to 3.64% at June 30, 2009 and 5.60% at September 30, 2008.
Provision for income taxes
The provision for income taxes for the first nine months of 2009 was a $4.9 million benefit, reflecting an income tax rate of 19.3%, compared to $16.3 million of expense for the first nine months of 2008, reflecting an income tax rate of 33.7%. The low effective tax rate in the first nine months of 2009 is primarily due to the recording of valuation allowances against a previously recognized net operating loss carryforward tax asset in Canada, as well as current year losses generated in certain foreign countries, which serve to reduce the effective tax benefit rate in the period.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Nine Months		2009 vs 2008
(In thousands)	2009	2008	$	%

Revenues
Fluids systems and engineering	$295,651	$515,319	$(219,668)	(43%)
Mats and integrated services	25,079	68,748	(43,669)	(64%)
Environmental services	34,015	47,350	(13,335)	(28%)

Total revenues	$354,745	$631,417	$(276,672)	(44%)

Operating (loss) income
Fluids systems and engineering	$(4,755)	$64,812	$(69,567)
Mats and integrated services	(9,067)	3,599	(12,666)
Environmental services	6,612	8,603	(1,991)
Corporate office	(13,253)	(20,144)	6,891

Operating (loss) income	$(20,463)	$56,870	$(77,333)

Segment operating margin
Fluids systems and engineering	(1.6%)	12.6%
Mats and integrated services	(36.2%)	5.2%
Environmental services	19.4%	18.2%

Fluids Systems and Engineering
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2009 vs 2008
(In thousands)	2009	2008	$	%

Drilling fluids and engineering	$150,845	$296,753	$(145,908)	(49%)
Completion fluids and services	22,262	68,553	(46,291)	(68%)
Industrial minerals	23,386	49,824	(26,438)	(53%)

Total North America	196,493	415,130	(218,637)	(53%)
Mediterranean	83,956	91,638	(7,682)	(8%)
Brazil	15,202	8,551	6,651	78%

Total	$295,651	$515,319	$(219,668)	(43%)

North America revenues decreased 53% to $196.5 million for the first nine months of 2009, as compared to $415.1 million for the first nine months of 2008. Drilling fluids and engineering revenues decreased 49% which is largely attributable to the 43% decline in industry drilling activity noted above, along with increased pricing pressure resulting from the depressed activity levels. North American completion fluids and services and wholesale industrial minerals revenues were down a combined 61%, also driven by the lower industry activity and pricing pressure.
Brazil revenues increased 78% to $15.2 million in the first nine months of 2009, reflecting the ramp-up in activity under contracts entered into during 2008. Mediterranean revenues decreased 8% compared to the first nine months of 2008, primarily due to the impact of the strengthening US dollar, as revenue levels have remained relatively stable in local currency terms.
Operating Income
Operating income for this segment decreased $69.6 million for the first nine months of 2009 on a $219.7 million decrease in revenues, compared to the first nine months of 2008. Of this change, North American operations generated a $66.0 million decline in operating income on a $218.6 million decrease in revenues. This decrease in operating income is primarily attributable to the rapid decline in North American drilling activity in 2009, and the related increase in pricing pressure from competition. Further, the benefits of cost reduction initiatives taken during the first nine months of 2009 were reduced by the timing of the actions, along with $3.1 million of charges associated with employee termination and related costs, as the North American workforce of this business was reduced by 369 employees during this period. Operating income was further negatively impacted by lower gross profit on industrial mineral sales.
Operating income from international operations decreased $3.6 million on a $1.0 million decrease in revenues. Substantially all of this decrease in operating income is attributable to the Brazil operation, due to the increased operating costs being incurred, as this business continues to ramp-up and prepare for future work under existing contracts.

Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2009 vs 2008
(In thousands)	2009	2008	$	%

Mat rental and integrated services	$18,980	$48,393	$(29,413)	(61%)
Mat sales	6,099	20,355	(14,256)	(70%)

Total	$25,079	$68,748	$(43,669)	(64%)

The $29.4 million decrease in mat rental and integrated services revenues for the first nine months of 2009 is primarily attributable to declines in the U.S. market served by this segment. The decline in revenue is further impacted by the increased pricing competition following the declines in market activity, and timing of projects from customers outside the E&P industry.
Mat sales primarily consist of export sales of composite mats to various international markets, as well as to non-oilfield industries domestically. Mat sales decreased by $14.3 million in the first nine months of 2009 from the first nine month of 2008, as the demand for these products is down from the E&P and utility industries, as well as governmental sectors in the current economic environment.
Operating Income
Mats and integrated services operating income decreased by $12.7 million for the first nine months of 2009, on a $43.7 million decrease in revenues compared to the first nine months of 2008. The decrease in operating margin is primarily attributable to the declines in revenues and pricing pressures, as well as the delayed impact of cost reductions. The benefits of cost reduction initiatives taken during the first nine months of 2009, including workforce reductions of 142 employees, had a reduced impact to the 2009 operating results, due to the timing of the actions, along with $1.0 million of charges associated with employee termination costs and $1.1 million of non-cash write-downs of inventory.
Environmental Services
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2009 vs 2008
(In thousands)	2009	2008	$	%

E&P waste — Gulf Coast	$22,893	$35,503	$(12,610)	(36%)
E&P waste — West Texas	2,467	5,961	(3,494)	(59%)
NORM and industrial waste	8,655	5,886	2,769	47%

Total	$34,015	$47,350	$(13,335)	(28%)

E&P waste revenues in the Gulf Coast region decreased 36% to $22.9 million in the first nine months of 2009 compared to the first nine months of 2008. Volumes processed by this region declined 47% during this period, reflective of the decline in Gulf Coast rig activity during this period. This decline in volumes processed was partially offset by changes in sales mix and pricing increases.

E&P waste revenues in West Texas decreased by 59% to $2.5 million in the first nine months of 2009 compared to the first nine months of 2008. The decline in revenues is driven by a 60% decrease in volumes processed during this period.
NORM and industrial waste revenues increased by 47% to $8.7 million in the first nine months of 2009, compared to the first nine months of 2008. This increase is driven by higher volumes processed, as activity levels tend to fluctuate significantly from period to period based on the timing of customer projects.
Operating Income
Environmental services operating income decreased by $2.0 million on a $13.3 million decline in revenues in the first nine months of 2009, compared to the first nine months of 2008. The 2009 period includes $2.3 million of income associated with the settlement of business interruption insurance claims resulting from hurricanes and storms in 2008. The remaining decline of $4.3 million is attributable to the lower revenue levels, partially offset by $9.0 million of operating expense reductions, including a $5.6 million reduction in transportation costs and a $1.7 million reduction in personnel expenses.
Liquidity and Capital Resources
Net cash provided by operating activities during the nine months ended September 30, 2009 totaled $69.8 million. The net loss adjusted for non-cash items used $2.5 million of cash during the period, while decreases in working capital provided $72.2 million of cash. The decrease in working capital during the period includes $103.4 million from decreases in receivables and $28.2 million from decreases in inventories, partially offset by a $44.9 million decrease in accounts payable and $13.9 million decrease in accrued liabilities and other. All of these changes are primarily due to lower sales levels and lower purchasing and spending activities.
Net cash used in investing activities during the nine months ended September 30, 2009 was $16.0 million, consisting primarily of capital expenditures which included $11.6 million for our operations outside of North America. Net cash used in financing activities during the nine months ended September 30, 2009 was $54.4 million, reflecting net payments made on our revolving credit facilities during the period.
During the nine months ended September 30, 2009, our total debt balance was reduced by $53.2 million to $134.9 million at September 30, 2009. We anticipate that our debt levels will continue to decline modestly in the near-term, as working capital requirements for our operations continue to fluctuate with our sales activity. Further, capital expenditures are being reduced in response to the current market environment. Cash generated by operations including the anticipated decreases in working capital levels, along with availability under our existing credit agreement is expected to be adequate to fund our anticipated capital needs.

Our capitalization was as follows as of:

	September 30,	December 31,
(In thousands)	2009	2008

Term credit facility	$40,000	$40,000
Revolving credit facility	85,000	136,000
Foreign bank lines of credit	8,628	11,543
Other	1,287	611

Total	134,915	188,154
Stockholder’s equity	367,279	377,882

Total capitalization	$502,194	$566,036

Total debt to capitalization	26.9%	33.2%

In December 2007, we entered into a $225.0 million Amended and Restated Credit Agreement (“Credit Agreement”) which consisted of a $175.0 million revolving credit facility and a $50.0 million term loan. The Credit Agreement contained certain financial covenants including a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, and a maximum funded debt-to-capitalization ratio. At June 30, 2009, we were not in compliance with the fixed charge coverage ratio and consolidated leverage ratio covenants. However, in July 2009, we entered into the First Amendment, which provided a waiver of the financial covenant violations as of June 30, 2009 and modified certain covenant requirements in future periods, as follows:

	September 30,	December 31,	March 31,	June 30,
	2009	2009	2010	2010	Thereafter

Fixed charge coverage ratio (minimum)	0.80	0.90	1.00	1.10	1.20

Consolidated leverage ratio (maximum)	4.50	4.00	3.50	3.00	3.00
Historically, our performance for financial covenant compliance purposes was based on our trailing four fiscal quarter results. Under the First Amendment, financial covenant calculations will utilize annualized results beginning with the third quarter of 2009, and continuing through March 31, 2010, after which time the calculations will return to using trailing four fiscal quarter results.
We were in compliance with these covenants as of September 30, 2009, and expect to remain in compliance through September 30, 2010. The calculated performance for these covenants as of September 30, 2009, is as follows:

	Covenant	Calculation as of
	Requirement	September 30, 2009

Fixed charge coverage ratio	0.80 minimum	1.65

Consolidated leverage ratio	4.50 maximum	2.89

Funded debt-to-captalization ratio	45.0% maximum	25.5%

The First Amendment also reduced the revolving credit facility from $175.0 million to $150.0 million, and provided for adjustments in the interest rates and commitment fees under the credit facility. Under the Credit Agreement, as amended by the First Amendment, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 400 to 750 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 300 to 650 basis points. The initial margins in effect for borrowings under the First Amendment reflect the highest margin rates for each loan type. These rates will remain in effect until we provide our consolidated leverage ratio calculation for the third quarter of 2009 to our lenders, at which time the applicable margin will be re-determined based on our consolidated leverage ratio. The First Amendment also increased the commitment fee rate payable under the credit facility, which is now fixed at 50 basis points. We expect to provide our consolidated leverage ratio in early November and anticipate the applicable margin on LIBOR borrowings to be reduced from 750 basis points to 425 basis points at that time.
In conjunction with the First Amendment, we capitalized $1.5 million for debt issuance costs paid during the third quarter of 2009.
As of September 30, 2009, $81.0 million of the outstanding principal of the revolving credit facility was bearing interest at LIBOR plus 750 basis points, or 7.84%, while the remaining $4.0 million in outstanding principal was bearing interest at Prime Rate plus 650 basis points, or 9.75%. In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under the Term Loan. The initial notional amount of the swap agreements totaled $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the Term Loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% over the term of the loan plus the applicable LIBOR margin, which was 750 basis points at September 30, 2009. The weighted average interest rate on the outstanding balances under our Credit Agreement including the interest rate swaps as of September 30, 2009 and December 31, 2008 was 8.99% and 3.46%, respectively.
The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.
At September 30, 2009, $3.6 million in letters of credit were issued and outstanding relating to our insurance programs. In addition, we had $85.0 million outstanding under our revolving credit facility at September 30, 2009, leaving $61.4 million of availability at that date. Additionally, we had $0.9 million in letters of credit outstanding relating to foreign operations.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires us to make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments related to uncollectible accounts and notes receivable, customer returns, reserves for obsolete and slow moving inventory, impairments of long-lived assets, including goodwill and other intangibles and our valuation allowance for deferred tax assets. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.
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
Interest Rate Risk
Our policy is to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At September 30, 2009, we had total debt outstanding of $134.9 million.
In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR interest rate on our borrowings under the term loan portion of our credit facility. The initial notional amount of the swap agreements totaled $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the term loan. As of September 30, 2009, $40.0 million remained outstanding under this term loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable LIBOR margin, over the term of the loan.
The remaining $94.9 million of debt outstanding at September 30, 2009 bears interest at a floating rate, which was a weighted average of 7.46% at September 30, 2009. At the September 30, 2009 balance, a 200 basis point increase in market interest rates during 2009 would cause our annual interest expense to increase approximately $1.9 million, resulting in a $0.02 per diluted share reduction in annual net earnings.
Foreign Currency
Our principal foreign operations are conducted in certain areas of Europe and North Africa, Brazil, Canada, U.K. and Mexico. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate which include European euros, Canadian dollars and Brazilian reals. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments.

ITEM 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.
Changes in internal control over financial reporting
There has been no change in internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our Amended and Restated Credit Agreement, as amended by the First Amendment and Waiver contains certain financial covenants. If drilling activity in the oil and gas industry declines from current levels, we may have difficulty complying with the financial covenants in the fourth quarter of 2009 or first half of 2010. A breach of any of these covenants could result in a default under our credit agreement unless we are able to remedy any default within the applicable cure period or obtain, on a timely basis, the necessary waivers or amendments to the credit agreement. There is no assurance we could obtain further waivers or amendments to the credit agreement. In addition, any waiver or amendment to our credit agreement may require us to further amend the terms of our credit agreement which could further increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of operations. Upon the occurrence of any event of default that is not waived or otherwise cured within the applicable cure periods, the lenders under our credit agreement could elect to exercise any of their available remedies, which include the right to not lend any additional amounts to us or, in certain instances, to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay the borrowings under the credit agreement when due, the lenders could be permitted to proceed against their collateral. The election to exercise any such remedies could have a material adverse effect on our business and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended September 30, 2009:

			Total Number of	Maximum Approximate Dollar
			Shares Purchased as Part	Value of Shares that May Yet
	Total Number of	Average Price	of Publicly Announced	be Purchased Under
Period	Shares Purchased	per Share	Plans or Programs	the Plans or Programs
July 1 - 30, 2009	—	—	—	$9.9 million
August 1 - 31, 2009	—	—	—	$9.9 million
September 1 - 30, 2009	—	$—	—	$9.9 million

Total	—	$—		$9.9 million

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders
Not applicable.

ITEM 5.	Other Information
Not applicable.

ITEM 6.	Exhibits

10.1
First Amendment and Waiver to Amended and Restated Credit Agreement, dated July 17, 2009, by and among Newpark Resources, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Calyon New York Branch, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the lenders who are parties thereto (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 21, 2009).

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

Date: October 30, 2009	NEWPARK RESOURCES, INC.
	By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James E. Braun
James E. Braun, Vice President and
Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Gregg S. Piontek
Gregg Piontek, Vice President,
Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1
First Amendment and Waiver to Amended and Restated Credit Agreement, dated July 17, 2009, by and among Newpark Resources, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Calyon New York Branch, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the lenders who are parties thereto (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 21, 2009).

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.