Form 10-K
period 2009-12-31
NEWPARK RESOURCES INC
filed 2010-03-03
CIK 71829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2009, was $250.4 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.

As of February 16, 2010, a total of 88,983,642 shares of Common Stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G(3) to this Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders.

NEWPARK RESOURCES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking information in other materials we release to the public. The words “will”, “may”, “could”, “would”, “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends”, and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified below, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.

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

General

Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. We are a diversified oil and gas industry supplier with three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services. We provide our products and services primarily to the oil and gas exploration and production (“E&P”) industry in the United States Gulf Coast, West Texas, East Texas, Oklahoma, North Louisiana, Rocky Mountains and Northeast regions, as well as Canada, Brazil, United Kingdom (“U.K.”), Mexico and certain areas of Europe and North Africa. Further, we have established a presence outside the E&P sector, particularly in Mats and Integrated Services, where we are marketing to utilities, municipalities, and government sectors.

Our principal executive offices are located at 2700 Research Forest Drive, Suite 100, The Woodlands, Texas 77381. Our telephone number is (281) 362-6800. You can find more information about us at our Internet website located at www.newpark.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on or through our Internet website. These reports are available as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our Code of Ethics, our Corporate Governance Guidelines, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter are also posted to the corporate governance section of our Internet website. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. Information filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

When referring to “Newpark” and using phrases such as “we”, “us” and “our”, our intent is to refer to Newpark Resources, Inc. and its subsidiaries as a whole or on a segment basis, depending on the context in which the statements are made.

Industry Fundamentals

Historically, several factors have driven demand for our services, including the supply, demand and pricing of oil and gas commodities, which drive E&P drilling and development activity. Demand for most of our services is related to the level, type, depth and complexity of oil and gas drilling. The most widely accepted measure of activity for our North American operations is the Baker Hughes Rotary Rig Count. After several consecutive years of elevated North American drilling activity through 2008, the weak economic environment, the instability in the credit markets and declines in oil and natural gas commodity prices significantly impacted North American activity, reducing the 2009 average North American rig count to 1,310, compared to 2,261 in 2008 and 2,111 in 2007. This decline in E&P activity negatively impacted our 2009 operating results as compared to the results achieved during 2008 and 2007. After declining in the first half of 2009 to a low point of 974 rigs in May 2009, North American drilling activity began to stabilize and improve modestly during the second half of the year. The North American rig count was 1,915 during the week of February 19, 2010, which included 1,345 in U.S. rigs and 570 Canadian rigs. Outside of North America, drilling activity has remained more stable, as drilling activity in many countries is based upon longer term economic projections and multiple year drilling programs, which tend to minimize the impact of short term changes of commodity prices on overall drilling activity.

Our historical customer base has primarily consisted of independent E&P companies. In recent years, we have expanded beyond this historical base by adding major integrated and national E&P customers.

In our core North American markets, we have seen significant growth in drilling activity in deep shales and other hard rock formations with limited permeability in East Texas, North Louisiana, Rocky Mountains, and

Northeast regions in recent years. These formations are being exploited with advanced fracture stimulation technology, which facilitates production of natural gas from these formations and drives higher drilling activities. While North American drilling expands into these new geologic formations, the shallower reserves available in the historic oil and gas-producing basins are approaching full development, and the longer-term economic potential of the remaining prospects appears to be declining, including basins along the U.S. Gulf Coast. Many operators have begun to shift the focus of their drilling programs towards unconventional geologic structures, which carry higher costs and inherently higher risks of both economic and physical failure for the operators.

Internationally, we have seen continued growth in drilling activity, which is more heavily focused on oil, rather than natural gas exploration. The elevation of oil prices in recent years and the expectation of continued increases in world-wide demand have supported continued expansion of the international E&P activity, benefiting our operations in certain areas of Europe, North Africa and Brazil.

Reportable Segments

Fluids Systems and Engineering

Our Fluids Systems and Engineering business offers unique solutions, including highly technical drilling projects involving complex subsurface conditions such as horizontal, directional, geologically deep or deep water drilling. These projects require increased monitoring and critical engineering support of the fluids system during the drilling process. We provide drilling fluids products and technical services to the North American, European, North African, and Brazilian markets. We also provide completion fluids services and equipment rental to customers in Oklahoma and Texas.

We have industrial mineral grinding operations for barite, a critical raw material in drilling fluids products, which serve to support our activity in the drilling fluids market. We grind barite and other industrial minerals at facilities in Houston and Corpus Christi, Texas, New Iberia, Louisiana and Dyersburg, Tennessee. We also have a contract grinding agreement under which a third party mill in Brownsville, Texas grinds raw barite supplied by us. We use the resulting products in our drilling fluids business, and also sell them to third party users, including other drilling fluids companies. We also sell a variety of other minerals, principally to third party industrial (non oil and gas) markets, from our main plant in Houston, Texas and from the plant in Dyersburg, Tennessee.

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

Technology — We seek patents and licenses on new developments whenever we believe it creates a competitive advantage in the marketplace. We own the patent rights to a family of high-performance water-based products, which we market as the DeepDrill® and FlexDrilltm systems. These systems include up to eight proprietary performance-enhancing components, each formulated for environmental protection. DeepDrill® and FlexDrilltm systems can provide improved penetration rates, superior lubricity, torque and drag reduction, shale inhibition, solids management, minimized hole enlargement and enhanced ability to log results and use measurement tools. This technology also led to the development of our NewPhasetm product, originally a component of our water-based product line, which we now use to enhance high performance invert emulsion fluids systems tailored to the drilling problems created by reactive shales.

Proprietary technology and systems is an important aspect of our business strategy. We also rely on a variety of unpatented proprietary technologies and know-how in many of our applications. We believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements are of equal or greater competitive significance than our existing proprietary rights.

Competition — We face competition from larger companies (primarily, M-I SWACO, Halliburton and Baker Hughes), which compete vigorously on fluids performance and/or price. We also have smaller regional competitors competing with us mainly on price and local relationships. We believe that the principal competitive factors in our businesses include a combination of price, reputation, technical proficiency, reliability, quality, breadth of services offered and experience. We believe that we compete effectively on the basis of these factors. We also believe that our competitive position is enhanced by our proprietary products and services.

Customers — Our customers are principally major and independent oil and gas E&P companies operating in the markets that we serve. During 2009, approximately 59% of segment revenues were derived from the 20 largest segment customers, and 68% of segment revenues were generated domestically. Typically, we perform services either under short-term standard contracts or under longer term service agreements. As most agreements with our customers can be terminated upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See Note 12 Segment and Related Information in Item 8. Financial Statements and Supplementary Data for additional information on financial and geographic data.

Mats and Integrated Services

We provide mat rentals, location construction and related well site services to E&P customers in the onshore U.S. Gulf Coast, Western Colorado, and Northeast U.S. regions, and mat rentals to the utility industry in the U.K. which ensure all-weather access to sites with unstable soil conditions common to these areas. We also install access roads and temporary work sites for pipeline, electrical utility and highway construction projects where soil protection is required by environmental regulations or to assure productivity in unstable soil conditions.

We manufacture our DuraBasetm composite mat system for sales as well as for use in our domestic and international rental operations. Our marketing efforts for this product remain focused in six principal oil and gas industry markets: Canada, Alaska and the Arctic, the Middle East, South America, Mexico, and Pacific Rim, as well as markets outside the E&P sector in the U.S. and Europe. We believe these mats have worldwide applications outside our traditional oilfield market, primarily in infrastructure construction, maintenance and upgrades of electric utility transmission lines, military logistics and as temporary roads for movement of oversized or unusually heavy loads.

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

Technology — We have obtained patents related to several of the components utilized in our DuraBasetm mat system as well as our composite mat manufacturing process. Using proprietary technology and systems is an important aspect of our business strategy. We believe that these products provide us with a distinct advantage over our competition, which is generally using wooden mat products. We believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements also have competitive significance in the markets we serve.

Competition — Our market is fragmented and competitive, with nine to ten competitors providing various forms of wooden mat products and services. We provide DuraBasetm composite mat systems to many customers, both domestic and international. The mat sales component of our business is not as fragmented as the oilfield services segment with only a few competitors providing various alternatives to our DuraBasetm mat products. This is due to many factors, including large capital start-up costs and proprietary technology associated with this product.

We believe that the principal competitive factors in our businesses include price, reputation, technical proficiency, reliability, quality and breadth of services offered. We believe that we compete effectively on the basis of these factors. We also believe that our competitive position is enhanced by our proprietary products, services and experience.

Customers — Our customers are principally major and independent oil and gas E&P companies operating in the markets that we serve. During 2009, approximately 71% of our segment revenues were derived from the 20 largest segment customers, of which, the largest customer represented 19% of our segment revenues. Typically, we perform services either under short-term standard contracts or under longer term service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See Note 12 Segment and Related Information in Item 8. Financial Statements and Supplementary Data for additional information on financial and geographic data.

Environmental Services

We process and dispose of waste generated by our oil and gas customers that is treated as exempt under the Resource Conservation and Recovery Act (“RCRA”). Primary revenue sources include onshore drilling waste management as well as reclamation services. Additionally, we provide disposal services in the West Texas market. We operate six receiving and transfer facilities located along the U.S. Gulf Coast. E&P waste is collected at the transfer facilities from drilling and production operations located offshore, onshore and within inland waters. Waste is accumulated at the transfer facilities and moved by barge through the Gulf Intracoastal Waterway to our processing and transfer facility at Port Arthur, Texas, and, if not recycled, is trucked to injection disposal facilities. We also recycle a portion of the material received and deliver it to municipal landfill facilities for application as a commercial product. Any remaining material is injected, after further processing, into environmentally secure geologic formations, effecting a permanent isolation of the material from the environment.

Under permits from Texas state regulatory agencies, we currently operate a 50-acre injection well facility in Jefferson County, Texas and a facility at a 400-acre site near Fannett, Texas. The Fannett site was placed in service in September 1995 and is our primary facility for disposing of E&P waste. Utilizing this same technology, we also receive and dispose of non-hazardous industrial waste principally from generators in the U.S. Gulf Coast market, including refiners, manufacturers, service companies and industrial municipalities that produce waste that is not regulated under RCRA. These non-hazardous waste streams are injected into a separate well utilizing the same low-pressure injection technology.

We are licensed to process E&P waste contaminated with naturally occurring radioactive material (“NORM”). We currently operate under a license that authorizes us to inject NORM directly into dedicated disposal wells at our Jefferson County facility. For more information on NORM, please refer to the discussion under Environmental Regulation below.

Technology — We use proprietary technology to dispose of E&P waste by low-pressure injection into unique geologic structures deep underground. In December 1996, we were issued patents covering our waste processing and injection operations. Our injection technology is distinguished from conventional methods in that it utilizes very low pressure to move the waste into the injection zone.

Competition — Our competition in this business consists of one large independent, US Liquids of Louisiana, and several smaller companies which utilize a variety of disposal methods and generally serve specific geographic markets. In addition, we face competition with our major customers, who continually re-evaluate their decision to use internal disposal methods or a third-party disposal company, such as ours. We believe that the principal competitive factors in our businesses include price, reputation and reliability. We believe that we compete effectively on the basis of these factors.

Customers — Our customers are principally major and independent oil and gas E&P companies operating in the markets that we serve. During 2009, approximately 64% of our segment revenues were derived from the 20 largest segment customers, of which, the largest customer represented 20% of our segment revenues. All of our segment revenues are generated domestically. Typically, we perform services either under short-term standard contracts or under longer term service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See Note 12 Segment and Related Information in Item 8. Financial Statements and Supplementary Data for additional information on financial and geographic data.

Employees

At January 31, 2010, we employed 1,664 full and part-time personnel, none of which are represented by unions. We consider our relations with our employees to be satisfactory.

Environmental Regulation

We seek to comply with all applicable legal requirements concerning environmental matters. Our environmental services business processes and disposes of several types of non-hazardous environmental waste. The non-

hazardous environmental wastes handled by our environmental services business are generally described as follows:

E&P Waste.  E&P waste typically contains levels of oil and grease, salts, dissolved solids and heavy metals within limits defined by state regulations. E&P waste also includes soils that have become contaminated by these materials.

NORM.  NORM is present throughout the earth’s crust at very low levels. Radium can co-precipitate with scale out of the production stream as it is drawn to the surface and encounters a pressure or temperature change in the well tubing or production equipment. This scale contains radioactive elements that can become concentrated on tank bottoms or at water discharge points at production facilities.

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

Additionally, our business exposes us to environmental risks. For example, our environmental services business routinely handles, stores and disposes of non-hazardous regulated materials and waste. We could be held liable for improper cleanup and disposal based upon statute, negligence, strict liability, contract or otherwise. As is common in the oil and gas industry, we often are required contractually to indemnify our customers or other third-parties against certain risks related to the services we perform, including damages stemming from environmental contamination.

We have implemented various procedures designed to ensure compliance with applicable regulations and reduce the risk of damage or loss. These include specified handling procedures and guidelines for regulated waste, ongoing employee training and monitoring and maintaining insurance coverage.

We also employ a corporate-wide web-based environmental management system (“EMS”), which is ISO 14001:2004 compliant. The EMS is composed of modules designed to capture information related to the planning, decision-making, and general operations of environmental regulatory activities within our operations. We also use the EMS to capture the information generated by regularly scheduled independent audits that are done to validate the findings of our internal monitoring and auditing procedures.

ITEM 1A.	Risk Factors

The following summarizes the most significant risk factors to our business. Our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. Any of these risk factors, either individually or in combination, could have significant adverse impacts to our results of operations and financial condition, or prevent us from meeting our profitability or growth objectives.

Risks Related to our Customer Concentration and Cyclical Nature of the E&P Industry

We derive a significant portion of our revenues from companies in the E&P industry, and our customer base is highly concentrated in major and independent oil and gas E&P companies operating in the markets that we serve. In 2009, approximately 51% of our consolidated revenues were derived from our 20 largest customers. The E&P industry is historically cyclical, with levels of activity generally affected by the following factors:

•	current oil and natural gas prices and expectations about future prices

•	the cost to explore for, produce and deliver oil and gas

•	the discovery rate for new oil and gas reserves

•	the ability of oil and gas companies to raise capital

•	domestic and international political, military, regulatory and economic conditions

•	government regulations regarding environmental protection, taxation, price controls and product allocation

Because of the cyclical nature of our industry and our customer concentration, our quarterly and annual operating results have fluctuated significantly in recent years and may continue to fluctuate in future periods. A prolonged decline in industry drilling rig activity or the loss of any of our large customers could materially affect the demand for our services. Because our business has high fixed costs, including significant facility and personnel expenses, downtime or low productivity due to reduced demand can have significant adverse impact on our profitability.

Risks Related to the Availability of Raw Materials and Skilled Personnel

Our ability to provide products and services to our customers is dependent upon our ability to obtain the raw materials and qualified personnel necessary to operate our business.

Barite is a naturally occurring mineral that constitutes a significant portion of our drilling fluids systems. We currently secure the majority of our barite ore from foreign sources, primarily China and India. The availability and cost of barite ore is dependent on factors beyond our control including power shortages, political priorities and government imposed export fees in China as well as natural disasters such as the 2008 earthquake in Sichuan Province, China. The availability and cost of barite ore is further impacted by inland transportation and ocean freight. Due to recent wide swings in world wide demand for raw materials, the cost of transportation has fluctuated significantly. Significant fluctuations in either the cost of raw materials, including barite ore or their transportation costs, may impact our profitability.

Our business is also highly dependent on our ability to attract and retain highly-skilled engineers, technical sales and service personnel. The market for these employees is very competitive, and if we cannot attract and retain quality personnel, our ability to compete effectively and to grow our business will be severely limited. Also a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force or an increase in our operating costs.

Risk Related to our Market Competition

We face competition in the Fluids Systems and Engineering business, where there are several companies larger than us that may have access to more capital, at lower costs, and greater geographic coverage. Numerous smaller companies also compete against us in the drilling fluids market.

Our competition in the Mats and Integrated Services business is very fragmented and competitive, with nine to ten competitors providing various forms of wooden mat products and services. No domestic competitors provide a product similar to our DuraBasetm composite mat system at the present time.

Competition in the Environmental Services market could increase as the industry continues to develop, which could put downward pressure on our margins. We also face competition from efforts by oil and gas producing customers to improve their own methods of disposal and waste elimination.

Risks Related to the Cost and Continued Availability of Borrowed Funds

We employ borrowed funds as an integral part of our long-term capital structure and our future success is dependent upon continued access to borrowed funds to support our operations. The availability of borrowed funds on reasonable terms is dependent on the condition of credit markets and financial institutions from which these funds are obtained. Adverse events in the financial markets, such as those experienced over the past two years, may significantly reduce the availability of funds, which may have an adverse effect on our cost of borrowings and our ability to fund our business strategy. Adverse events in the financial markets may also negatively impact our customers, as many of them finance their drilling and production operations through borrowed funds. The reduced availability and increased cost of borrowing could cause our customers to reduce their spending on drilling programs, thereby reducing demand and potentially pricing for our products and services.

Our ability to meet our debt service requirements and the continued availability of funds under our existing credit agreement is dependent upon our ability to continue generating operating income and remain in compliance with the covenants in our credit agreements. This, in turn, is subject to the volatile nature of the E&P industry, and to competitive, economic, financial and other factors that are beyond our control. We were not in compliance with our covenant requirements as of June 30, 2009 and as a result, entered into the First Amendment to our Amended and Restated Credit Agreement (“First Amendment”) to obtain temporary relief from these requirements. Under the First Amendment, the covenants return to their original levels as of June 30, 2010. If we are unable to maintain compliance with our modified covenant requirements, our borrowing costs may increase, or our lenders may declare all amounts outstanding under our credit agreements immediately due and payable. The lenders also could terminate all commitments under the facility and enforce their rights to security interests in substantially all of our U.S. assets.

At December 31, 2009, $93.0 million of debt outstanding bears interest at variable rates. During 2009, borrowing rate indexes in the U.S. were at historic lows, which served to benefit our interest expense during the period. Any increases in borrowing rate indexes from current levels will increase our interest costs on our existing variable-rate debt or indebtedness incurred in the future.

Risks Related to International Operations

We have significant operations outside of the United Stated, including certain areas of Europe, North Africa, Brazil, Canada and Mexico. In 2009, these international operations generated approximately one-third of our consolidated revenues. In addition, we may seek to expand to other areas outside the United States in the future. International operations are subject to a number of risks and uncertainties, including:

•	difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties and regulations

•	unexpected changes in regulatory environments or tax laws

•	legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers

•	difficulties enforcing agreements and collecting receivables through foreign legal systems

•	risks associated with the Foreign Corrupt Practices Act and other similar U.S. laws applicable to our operations in international markets

•	exchange controls or other limitations on international currency movements

•	sanctions imposed by the U.S. government to prevent us from engaging in business in certain countries

•	inability to preserve certain intellectual property rights in the foreign countries in which we operate

•	our inexperience in new international markets

•	fluctuations in foreign currency exchange rates

•	political and economic instability

Risks Related to Legal and Regulatory Matters, Including Environmental Regulations

We are responsible for complying with numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our current and past business activities, including the activities of our former subsidiaries. Failure to remain compliant with these laws and regulations may result in fines, penalties, costs of cleanup of contaminated sites and site closure obligations, or other expenditures. Further, any changes in the current legal and regulatory environment could impact industry activity and the demands for our products and services, the scope of products and services that we provide, or our cost structure required to provide our products and services.

We believe that the demand for our services in the Environmental Services business is directly related to regulation of E&P waste. In particular, E&P waste is currently exempt from the principal federal statute governing the handling of hazardous waste. In recent years, proposals have been made to rescind this exemption. If the exemption covering this type of E&P waste is repealed or modified, or if the regulations interpreting the rules regarding the treatment or disposal of E&P waste or NORM waste were changed, it could have a material adverse effect on this business.

The markets for our products and services are dependent on the continued exploration for and production of fossil fuels (predominantly oil and natural gas). In December 2009, the U.S. Environmental Protection Agency (“EPA”) published findings that the emissions of carbon dioxide, methane and other greenhouse gases are contributing to the warming of the Earth’s atmosphere and other climatic changes, presenting an endangerment to human health and the environment. Further, the EPA has recently proposed regulations that could potentially limit greenhouse gas emissions and impose reporting obligations on large greenhouse emission sources. To the extent that laws and regulations enacted as part of climate change legislation increase the costs of drilling for or producing such fossil fuels, or reduce the demand for fossil fuels, such legislation could have a material adverse impact on our profitability.

Risks Related to the Inherent Limitations of Insurance Coverage

While we maintain liability insurance, this insurance is subject to coverage limitations. Specific risks and limitations of our insurance coverage include the following:

•	self-insured retention limits on each claim, which are our responsibility

•	exclusions for certain types of liabilities and limitations on coverage for damages resulting from environmental contamination

•	coverage limits of the policies, and the risk that claims will exceed policy limits

•	the financial strength and ability of our insurance carriers to meet their obligations under the policies

In addition, our ability to continue to obtain insurance coverage on commercially reasonable terms is dependent upon a variety of factors impacting the insurance industry in general, which are outside our control.

Any of the issues noted above, including insurance cost increases, uninsured or underinsured claims, or the inability of an insurance carrier to meet their financial obligations could have a material adverse effect on our profitability.

Risks Related to Potential Impairments of Long-lived Intangible Assets

As of December 31, 2009, our consolidated balance sheet includes $62.3 million in goodwill and $16.0 million of intangible assets, net. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently as the circumstances require, using a combination of market multiple and discounted cash flow approaches. In completing this annual evaluation during the fourth quarter of 2009, we determined that no reporting unit has a fair value below its net carrying value, and therefore, no impairment is required. However, while our analysis indicated that the fair value of our drilling fluids business remains significantly in excess of carrying value, our mats and integrated services reporting unit exceeded net carrying value by less than 10%. If the financial performance or future projections for our Mats and Integrated Services segment or our other operating segments deteriorate from current levels, a future impairment of goodwill or indefinite-lived intangible assets may be required, which would negatively impact our financial results, in the period of impairment. As of December 31, 2009, the consolidated balance sheet includes $14.9 million of goodwill for the Mats and Integrated Services segment.

Risks Related to Technological Developments in our Industry

The market for our products and services is characterized by continual technological developments that generate substantial improvements in product functions and performance. If we are not successful in continuing to develop product enhancements or new products that are accepted in the marketplace or that comply with industry standards, we could lose market share to competitors, which would negatively impact our results of operations and financial condition.

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

Risks Related to Severe Weather, Particularly in the U.S. Gulf Coast

Approximately 31% of our consolidated revenue in 2009 was generated in market areas in the U.S. Gulf of Mexico and related near-shore areas, which are susceptible to hurricanes and other adverse weather events, such as those which occurred in 2005 and 2008. These weather events can disrupt our operations and result in damage to our properties, as well as negatively impact the activity and financial condition of our customers. Our business may be adversely affected by these and other negative effects of future hurricanes or other adverse weather events.

Risks Related to Fluctuations in the Market Value of our Common Stock

The market price of our common stock may fluctuate due to a number of factors, including the general economy, stock market conditions, general trends in the E&P industry, announcements made by us or our competitors, and variations in our operating results. Investors may not be able to predict the timing or extent of these fluctuations.

ITEM 1B.	Unresolved Staff Comments

None

ITEM 2.	Properties

We lease office space to support our operating segments as well as our corporate offices. This leased space is located in Lafayette, Louisiana, The Woodlands, Houston and Port Arthur, Texas, Calgary, Alberta, and Rome, Italy. We also own office space in Oklahoma City, Oklahoma. All owned properties serve as collateral to our Amended and Restated Credit Agreement (“Credit Amendment”).

Fluids Systems & Engineering.  We own eight warehouse facilities and have 19 leased warehouses and five contract warehouses to support our customers and operations in the U.S. We own two warehouse facilities in Western Canada and lease a warehouse with dock space in Novia Scotia to support our Canadian operations. Additionally, we lease 15 warehouses and own one warehouse in the Mediterranean region and lease six warehouses in Brazil to support our international operations.

We operate four specialty product grinding facilities in the U.S. These facilities are located in Houston, Texas on approximately 18 acres of owned land, in New Iberia, Louisiana on 13.7 acres of leased land, in Corpus Christi, Texas on 6 acres of leased land, and in Dyersburg, Tennessee on 13.2 acres of owned land.

Mats & Integrated Services.  We own approximately 44,000 square feet of office and warehouse space on nine acres of land in Carencro, Louisiana, which houses manufacturing facilities for this segment. We also lease nine sites, throughout Texas, Louisiana and Colorado, which serve as bases for our well site service activities. Additionally, we own three facilities which are located in Louisiana, Colorado and Wyoming to support field operations.

Environmental Services.  We lease a 4.6 acre E&P waste processing and transfer facility in Port Arthur, Texas. We own three injection disposal sites located in Jefferson County, Texas with two of those properties immediately adjacent to each other, one 47 acre site for NORM disposal with five caprock injection wells and a 140 acre site for our industrial injection operation with two caprock injection wells. The remaining site consists of our nonhazardous oilfield waste processing and injection operations. This site is on 400+ acres and has 11 caprock injection wells and a disposal cavern. In addition, we own three facilities in West Texas on a total of approximately 100 acres of land. Additionally, we have six leased receiving facilities to support our injection and waste disposal services.

ITEM 3.	Legal Proceedings

On March 12, 2007, we were advised that the SEC opened a formal investigation into the matters disclosed in Amendment No. 2 to our Annual Report on Form 10-K/A filed on October 10, 2006. We have and will continue to cooperate fully with the SEC’s investigation. On July 16, 2009, the SEC filed a civil lawsuit against our former Chief Financial Officer, the former Chief Financial Officer of our Soloco business unit and one former vendor in connection with the transactions that were described in the Amended Form 10-K/A. Subsequently, the SEC announced that it reached a settlement of its claims against the former vendor. We have not been named as a defendant in this lawsuit.

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. In the opinion of management, any liability in these matters should not have a material effect on our consolidated financial statements.

ITEM 4.	[Reserved]

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “NR.”

The following table sets forth the range of the high and low sales prices for our common stock for the periods indicated:

Period	High	Low

2009
4th Quarter	$4.56	$2.56
3rd Quarter	$3.51	$2.22
2nd Quarter	$3.47	$2.22
1st Quarter	$4.68	$2.30
2008
4th Quarter	$7.25	$2.97
3rd Quarter	$8.92	$5.95
2nd Quarter	$8.41	$4.94
1st Quarter	$5.50	$3.76

As of February 1, 2010, we had 1,817 stockholders of record as determined by our transfer agent.

During 2008, our Board of Directors approved a plan authorizing our repurchase of up to $25 million of outstanding common stock, of which $15.1 million of repurchases were made during 2008. No additional repurchases were made under this plan during 2009 and we do not intend to make any further repurchases under this plan in the foreseeable future. Additionally, during 2009 and 2008 we repurchased $0.3 million and $0.2 million of shares surrendered in lieu of taxes under vesting of restricted stock awards, respectively. Our Board of Directors currently intends to retain earnings for use in our business. We have not paid any dividends during the two recent fiscal years and any subsequent interim period, and we do not intend to pay any cash dividends in the foreseeable future. In addition, our credit facilities contain covenants which limit the payment of dividends on our common stock.

The following table details our repurchases of shares of our common stock for the three months ended December 31, 2009:

				Total Number of	Maximum Approximate Dollar
				Shares Purchased as Part	Value of Shares that May Yet
	Total Number of		Average Price	of Publicly Announced	be Purchased Under
Period	Shares Purchased		per Share	Plans or Programs	Plans or Programs

October 1 — 31, 2009	17,632	(1)	$3.21	—	$9.9 million
November 1 — 30, 2009	—		—	—	$9.9 million
December 1 — 31, 2009	—		—	—	$9.9 million

Total	17,632		$3.21

(1)	The shares purchased represent shares surrendered in lieu of taxes under vesting of restricted stock awards. These shares were not acquired as part of the stock repurchase plan.

Performance Graph

The following graph reflects a comparison of the cumulative total stockholder return of our common stock from January 1, 2005 through December 31, 2009, with the New York Stock Exchange Market Value Index, a broad equity market index, and the Hemscott Oil & Gas Equipment/Services Index, an industry group index. The graph assumes the investment of $100 on January 1, 2005 in our common stock and each index and the reinvestment of all dividends, if any. This information shall be deemed furnished not filed, in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Exchange Act of 1933, or the Securities Act of 1934, except to the extent we specifically incorporate it by reference.

ITEM 6.	Selected Financial Data

The selected consolidated historical financial data presented below for the five years ended December 31, 2009 is derived from our consolidated financial statements and is not necessarily indicative of results to be expected in the future.

The following data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 7 and 8 below.

	As of and for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share data)

Consolidated Statements of Operations:
Revenues	$490,275	$858,350	$671,207	$642,317	$528,053

Operating (loss) income	(15,325)	71,496	66,403	3,468	51,068

Interest expense	9,334	10,881	20,251	19,546	15,965

(Loss) income from continuing operations	$(20,573)	$39,300	$31,763	$(12,306)	$23,861
Loss from discontinued operations, net of tax	—	(842)	(3,488)	(19,975)	(1,080)
Loss from disposal of discontinued operations, net of taxes	—	—	(1,613)	—	—

Net (loss) income	(20,573)	38,458	26,662	(32,281)	22,781
Preferred stock dividends and accretion	—	—	—	—	509

Net (loss) income applicable to common shares and equivalents	$(20,573)	$38,458	$26,662	$(32,281)	$22,272

Net (loss) income per common share (basic):
(Loss) income from continuing operations	$(0.23)	$0.44	$0.35	$(0.14)	$0.28
Net (loss) income per common share	$(0.23)	$0.43	$0.30	$(0.36)	$0.26

Net (loss) income per common share (diluted):
(Loss) income from continuing operations	$(0.23)	$0.44	$0.35	$(0.14)	$0.28
Net (loss) income per common share	$(0.23)	$0.43	$0.29	$(0.36)	$0.26

Consolidated Balance Sheet Data:
Working capital	$163,110	$253,136	$214,890	$215,364	$164,510
Total assets	585,114	713,679	643,493	629,449	651,294
Foreign bank lines of credit	6,901	11,302	7,297	10,938	10,890
Current maturities of long-term debt	10,319	10,391	11,565	4,058	12,696
Long-term debt, less current portion	105,810	166,461	158,616	198,047	185,933
Stockholders’ equity	368,022	377,882	360,664	323,143	346,725

Consolidated Cash Flow Data:
Net cash provided by operations	$88,819	$28,687	$68,171	$26,600	$29,545
Net cash used in investing activities	(17,144)	(23,168)	(40,292)	(30,298)	(33,829)
Net cash (used in) provided by financing activities	(66,265)	(2,062)	(35,649)	8,573	5,642

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

We have reclassified certain items previously reported to conform with the presentation for the year ended December 31, 2009. Effective January 1, 2009, we modified the presentation of expenses on the Consolidated Statement of Operations, expanding the presentation to include separate line items for selling, general and administrative expenses, and other (income) expense, net. Prior to the modification, the Consolidated Statements of Operations included a line item for general and administrative expenses, which reflected only the expenses associated with our corporate office, while all operating segment expenses were reported within cost of revenues. Following this reclassification, selling, general and administrative expenses includes all expenses of this nature from our operating segments as well as our corporate office. As a result of this reclassification, $54.8 million and $50.1 million of expenses previously reported in cost of revenues for the years ended December 31, 2008 and 2007, respectively, are now reflected in selling, general and administrative expenses.

Overview

We are a diversified oil and gas industry supplier, and have three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services. We provide these products and services principally to the E&P industry domestically in the U.S. Gulf Coast, West Texas, Oklahoma, East Texas, North Louisiana, Rocky Mountains, and Northeast regions, as well as internationally in certain areas of Europe, North Africa, Brazil, Canada and Mexico. Further, we are expanding our presence outside the E&P sector through our Mats and Integrated Services segment, where we are marketing to utilities, municipalities and government sectors, both domestically and internationally.

Our operating results depend, to a large extent, on oil and gas drilling activity levels in the markets we serve, as well as the depth of drilling, which governs the revenue potential of each well. The drilling activity in turn, depends on oil and gas commodity pricing, inventory levels and product demand. The weak economic environment, the instability in the credit markets and declines in oil and natural gas commodity prices significantly impacted North American drilling activity in 2009, as compared to previous years. After significantly declining in the first half of 2009, North American drilling activity began to stabilize and improve modestly during the second half of 2009. This decline in E&P drilling activity negatively impacted our 2009 operating results as compared to the results achieved during 2008 and 2007.

Rig count data is the most widely accepted indicator of drilling activity. Key average North American rig count data for the last three years ended December 31 is as follows:

	Year Ended December 31,			2009 vs 2008		2008 vs 2007
	2009	2008	2007	Count	%	Count	%

U.S. Rig Count	1,087	1,879	1,768	(792)	(42)%	111	6%
Canadian Rig Count	223	382	343	(159)	(42)%	39	11%

Total	1,310	2,261	2,111	(951)	(42)%	150	7%

Source: Baker Hughes Incorporated

In response to the significant declines in activity and the increased price competition in 2009, we executed cost reduction programs including workforce reductions, reduced discretionary spending, salary reductions for substantially all North American employees including executive officers, the temporary elimination of 401(k) matching for U.S. employees, as well as reductions in capital expenditures in North America. As part of this cost reduction program, we reduced our North American workforce by 548 employees, or 38%, during 2009, in addition to eliminating substantially all contract employee positions. As a result of these workforce reductions, operating results for 2009 include $4.5 million of charges associated with employee termination and related exit costs, substantially all of which was incurred during the first half of the year.

Hurricane Impact

During 2008, our Environmental Services and Fluids Systems and Engineering operations along the U.S. Gulf Coast were impacted by Hurricanes Gustav and Ike, which interrupted business activities. During 2009, we recorded $2.3 million of other income within our Environmental Services segment, associated with the settlement and collection of business interruption insurance claims from the 2008 storms.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Consolidated Results of Operations

Summarized results of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008 are as follows:

	Year Ended December 31,		2009 vs 2008
	2009	2008	$	%
	(In thousands)

Revenues	$490,275	$858,350	$(368,075)	(43)%

Cost of revenues	447,624	703,430	(255,806)	(36)%
Selling, general and administrative expenses	61,205	81,394	(20,189)	(25)%
Other (income) expense, net	(3,229)	2,030	(5,259)	(259)%

Operating (loss) income	(15,325)	71,496	(86,821)	(121)%

Foreign currency exchange (gain) loss	(1,870)	1,269	(3,139)	(247)%
Interest expense	9,334	10,881	(1,547)	(14)%

(Loss) income from continuing operations before income taxes	(22,789)	59,346	(82,135)	(138)%
Provision for income taxes	(2,216)	20,046	(22,262)	(111)%

(Loss) income from continuing operations	$(20,573)	$39,300	$(59,873)	(152)%

Revenues

Revenues were $490.3 million in 2009, reflecting a 43% decline from the $858.4 million reported in 2008. This decline in revenues is primarily driven by the 42% decline in North American drilling activity, as previously noted. North American revenues accounted for 71% and 84% of total revenues for 2009 and 2008, respectively. Additional information regarding these declines is provided within the discussions of the operating segment results below.

Cost of Revenues

Cost of revenues were $447.6 million in 2009, reflecting a 36% decline from the $703.4 million reported in 2008. This decline is primarily driven by the 42% decline in North American drilling activity, as previously noted above. Additional information regarding these declines is provided within the discussions of operating segment results below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined $20.2 million to $61.2 million in 2009 from $81.4 million in 2008. The decrease includes $6.7 million in fluids systems and engineering, $3.3 million in mat and integrated services, $0.7 million in environmental services, and $9.5 million in the corporate office. The decline in corporate office spending includes $4.3 million of legal and selling costs associated with the abandoned sale of the environmental services business along with $2.2 million of expenses associated with the arbitration and settlement of a lawsuit with our former Chief Executive Officer, both which were recorded in 2008. The remainder of the decrease in all segments is attributable to the impact of cost reduction programs implemented during 2009, as well as lower performance-based employee incentive costs in 2009.

Other (Income) Expense, Net

Other income, net was $3.2 million in 2009 compared to $2.0 million of other expense, net in 2008. The 2009 results include $2.3 million of income associated with the settlement of business interruption insurance claims within our environmental services business, resulting from hurricanes and storms in 2008. The 2008 results include a $2.6 million charge to write-down certain disposal assets within the Environmental Services segment, following the abandoned sale of the business in the fourth quarter of 2008.

Interest Expense

Interest expense totaled $9.3 million in 2009 compared to $10.9 million in 2008. The decrease in interest expense is attributable to lower debt levels, as total outstanding debt was $123.0 million and $188.2 million at December 31, 2009 and 2008, respectively. Our weighted average borrowing rate under our credit facilities increased to 5.72% at December 31, 2009 compared to a weighted average borrowing rate of 3.46% at December 31, 2008. In July 2009, we entered into the First Amendment which included adjustments in interest rates under our credit facility. See Liquidity and Capital Resources below for additional information.

Provision for Income Taxes

The provision for income taxes for 2009 was a $2.2 million benefit, reflecting an income tax rate of 9.7%, compared to $20.0 million of expense for 2008, reflecting an income tax rate of 33.8%. The low effective tax rate in 2009 is primarily due to current year losses generated in certain foreign countries, for which recording a tax benefit is not permitted, as well as the recording of valuation allowances against a previously recognized net operating loss carryforward tax asset in Canada, which serve to reduce the effective tax benefit rate in the period.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year Ended December 31,		2009 vs 2008
	2009	2008	$	%
	(In thousands)

Revenues
Fluids systems and engineering	$409,450	$706,288	$(296,838)	(42)%
Mats and integrated services	37,476	89,654	(52,178)	(58)%
Environmental services	43,349	62,408	(19,059)	(31)%

Total revenues	$490,275	$858,350	$(368,075)	(43)%

Operating (loss) income
Fluids systems and engineering	$1,994	$87,249	$(85,255)
Mats and integrated services	(7,840)	1,846	(9,686)
Environmental services	7,711	9,031	(1,320)
Corporate office	(17,190)	(26,630)	9,440

Operating (loss) income	$(15,325)	$71,496	$(86,821)

Segment operating margin
Fluids systems and engineering	0.5%	12.4%
Mats and integrated services	(20.9)%	2.1%
Environmental services	17.8%	14.5%

Fluids Systems and Engineering

Revenues

Total revenues for this segment consisted of the following:

	Year Ended December 31,		2009 vs 2008
	2009	2008	$	%
	(In thousands)

Drilling fluids and engineering	$207,954	$411,632	$(203,678)	(49)%
Completion fluids and services	27,656	88,978	(61,322)	(69)%
Industrial minerals	32,440	67,235	(34,795)	(52)%

Total North America	268,050	567,845	(299,795)	(53)%
Mediterranean	115,926	123,174	(7,248)	(6)%
Brazil	25,474	15,269	10,205	67%

Total	$409,450	$706,288	$(296,838)	(42)%

North America revenues decreased 53% to $268.1 million in 2009, as compared to $567.8 million in 2008. Drilling fluids and engineering revenues decreased 49%, which is largely attributable to the 42% decline in industry drilling activity noted above, along with increased pricing pressure resulting from the depressed activity levels. North American completion fluids and services and wholesale industrial minerals revenues were down a combined 62%, also driven by the lower industry activity and pricing pressure.

Mediterranean revenues decreased 6% in 2009 compared to 2008, due to the impact of the strengthening US dollar, as revenue levels increased 4% in local currency terms from 2008 to 2009. Brazil revenues increased 67% to $25.5 million in 2009, reflecting the ramp-up in activity under contracts entered into during 2008.

Operating Income

Operating income for this segment decreased $85.3 million in 2009 compared to 2008, on a $296.8 million decrease in revenues. The majority of this decline is attributable to the North American operations, which generated an $82.2 million decline in operating income on a $299.8 million decrease in revenues. This decrease in operating income is the result of the decline in North American drilling activity in 2009, and the related increase in pricing pressure from competition. Further, the benefits of cost reduction initiatives taken during 2009 had limited impact on full year 2009 results due to the timing of the actions, which resulted in only partial year benefits to 2009, along with $3.1 million of charges associated with employee termination and related costs, as the North American workforce of this business was reduced by 374 employees during this period. Operating income was further negatively impacted by lower gross profit on industrial mineral sales. Following the execution of significant cost reduction programs in the first half of 2009, and the stabilization of North American rig activity during the second half of 2009, the North American operating income improved from the levels generated during the first half of the year. Specifically, North American operating income in this segment increased by $12.7 million from the first half of 2009 to the second half of 2009.

Operating income from international operations decreased $3.1 million on a $3.0 million increase in revenues. The Mediterranean region operating income increased $2.3 million during this period, however, this increase was more than offset by a $5.4 million decrease in Brazil. The 2009 operating loss in Brazil is the result of the ramp up in personnel and facility costs for this operation, in advance of future anticipated revenues under existing contracts, along with an unfavorable sales mix.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	Year Ended December 31,		2009 vs 2008
	2009	2008	$	%
	(In thousands)

Mat rental and integrated services	$24,944	$62,810	$(37,866)	(60)%
Mat sales	12,532	26,844	(14,312)	(53)%

Total	$37,476	$89,654	$(52,178)	(58)%

The $37.9 million decrease in mat rental and integrated services revenues in 2009 is primarily attributable to declines in the U.S. market served by this segment, particularly in the U.S. Gulf Coast region. The decline in revenue is further impacted by the increased pricing competition following the declines in market activity, and timing of projects from customers outside the E&P industry.

Mat sales primarily consist of export sales of composite mats to various international markets, as well as to non-oilfield industries domestically. Mat sales decreased by $14.3 million to $12.5 million in 2009 compared to 2008. The year-over-year decline is driven by reduced demand for these products from the E&P and utility industries, as well as governmental sectors in the current economic environment.

Operating Income

Mats and integrated services operating income decreased by $9.7 million in 2009, on a $52.2 million decrease in revenues compared to 2008. The decrease in operating income is primarily attributable to the declines in revenues and pricing pressures, which was partially offset by cost reductions. The benefits of cost reduction initiatives taken during 2009, including workforce reductions of 150 employees, had a limited impact on the full year 2009 operating results, due to the timing of the actions, which resulted in only partial year benefits to 2009, along with $1.0 million of charges associated with employee termination costs and $1.2 million of non-cash write-downs of inventory. Of the $7.8 million operating loss generated by this segment in 2009, $8.2 million was generated during the first half of the year, during which time the cost reduction actions were being executed.

We have evaluated the carrying values of our goodwill and other indefinite-lived intangible assets during the fourth quarter of 2009. The evaluation included consideration of the significant declines in revenues and profitability in 2009, along with the impact of cost reduction programs and forecasted cash flow projections for each reporting unit. In completing this analysis, we determined that no reporting unit has a fair value below its net carrying value. However, our analysis estimated that the fair value of the mats and integrated services reporting unit exceeded net carrying value by less than 10%. As noted above, this segment generated an operating loss of $8.2 million in the first half of 2009, during which time the business unit was executing on significant cost reduction actions in response to the market declines. Following the completion of these actions, the financial performance of this business unit improved significantly, generating revenues of $12.4 million and an operating profit of $1.2 million in the fourth quarter of 2009. Our estimated fair value is determined using a combination of a market multiple and discounted cash flow approach, using internally developed forecasts for the business unit. Deterioration in the operating income and cash flows provided by this reporting unit could potentially result in impairments of goodwill. As of December 31, 2009, the consolidated balance sheet includes $14.9 million of goodwill for the Mats and Integrated Services segment.

Environmental Services

Revenues

Total revenues for this segment consisted of the following:

	Year Ended December 31,		2009 vs 2008
	2009	2008	$	%
	(In thousands)

E&P waste — Gulf Coast	$29,313	$45,999	$(16,686)	(36)%
E&P waste — West Texas	3,146	7,957	(4,811)	(60)%
NORM and industrial waste	10,890	8,452	2,438	29%

Total	$43,349	$62,408	$(19,059)	(31)%

E&P waste revenues in the U.S. Gulf Coast region decreased 36% to $29.3 million in 2009 compared to $46.0 million in 2008. Volumes processed by this region declined 47% during this period, reflective of the decline in U.S. Gulf Coast industry rig activity. This decline in volumes processed was partially offset by changes in sales mix and pricing increases.

E&P waste revenues in West Texas decreased by 60% to $3.1 million in 2009 compared to $8.0 million in 2008. The decline in revenues is driven by a 59% decrease in volumes processed during this period along with a decline in revenues from the sale of oil, which is recovered as part of the waste disposal process.

NORM and industrial waste revenues increased by 29% to $10.9 million in 2009, compared to $8.5 million in 2008. This increase is driven by higher volumes processed, as activity levels tend to fluctuate significantly from period to period based on the timing of customer projects.

Operating Income

Environmental services operating income decreased by $1.3 million on a $19.1 million decline in revenues in 2009, compared to 2008. The 2009 results include $2.3 million of income associated with the settlement of business interruption insurance claims resulting from hurricanes and storms in 2008. The 2008 results include a $2.6 million charge to write-down certain disposal assets, following the abandoned sale of the business in the fourth quarter of 2008. The remaining decline of $6.2 million is attributable to the lower revenue levels, partially offset by $12.9 million of operating expense reductions, including reductions in transportation costs, personnel expenses, and rent expense following the non-renewal of barge leases during the second half of 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Consolidated Results of Operations

Summarized results of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007 are as follows:

	Year Ended
	December 31,		2008 vs 2007
	2008	2007	$	%
	(In thousands)

Revenues	$858,350	$671,207	$187,143	28%

Cost of revenues	703,430	531,127	172,303	32%
Selling, general and administrative expenses	81,394	73,057	8,337	11%
Other expense, net	2,030	620	1,410	227%

Operating income	71,496	66,403	5,093	8%
Foreign currency exchange loss (gain)	1,269	(1,083)	2,352	(217%)
Interest expense	10,881	20,251	(9,370)	(46)%

Income from continuing operations before income taxes	59,346	47,235	12,111	26%
Provision for income taxes	20,046	15,472	4,574	30%

Income from continuing operations	$39,300	$31,763	$7,537	24%

Revenues

Revenues were $858.4 million in 2008, reflecting a 28% increase from the $671.2 million reported in 2007. This increase in revenues is primarily driven by the Fluids Systems and Engineering segment, which benefited from market share growth in North America, along with $50.8 million of revenue growth internationally. Additional information regarding these increases is provided within the operating segment results below.

Cost of Revenues

Cost of revenues were $703.4 million in 2008, reflecting a 32% increase from the $531.1 million reported in 2007. This increase is primarily attributable to the 28% increase in revenues noted above. Additional information regarding these increases is provided within the operating segment results below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.3 million to $81.4 million in 2008 from $73.1 million in 2007. The increase includes $5.5 million in fluids systems and engineering and $3.7 million in the corporate office, slightly offset by decreases of $0.1 million in mat and integrated services and $0.8 million in environmental services. The 2008 corporate office expense includes $4.3 million of legal and selling costs associated with the abandoned sale of the environmental services business as well as $2.2 million of expenses associated with the arbitration and settlement of a lawsuit with our former Chief Executive Officer. Corporate office expenses in 2007 included $3.8 million of legal expenses related to the shareholder class action and derivative litigation. The remaining $1.0 million increase in corporate office spending in 2008 is attributable to increased performance-based employee incentive programs.

Other Expense, Net

Other expense, net was $2.0 million in 2008 compared to $0.6 million in 2007. The year ended 2008 included a $2.6 million charge to write-down certain disposal assets within the Environmental Services segment, following the abandoned sale of the business in the fourth quarter of 2008.

Interest Expense

Interest expense totaled $10.9 million for the year ended December 31, 2008 as compared to $20.3 million in 2007. The year ended December 31, 2007 included a $4.0 million non-cash charge to write-off capitalized debt issuance costs associated with termination of the credit facilities in December 2007. The remaining $5.4 million decrease is primarily attributable to lower interest rates throughout 2008, as compared to 2007. At December 31, 2008, our weighted average interest rate on borrowings was 3.46%, compared to 6.95% at December 31, 2007.

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

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year Ended
	December 31,		2008 vs 2007
	2008	2007	$	%
	(In thousands)

Revenues
Fluids systems and engineering	$706,288	$522,714	$183,574	35%
Mats and integrated services	89,654	90,050	(396)	(0)%
Environmental services	62,408	58,443	3,965	7%

Total revenues	$858,350	$671,207	$187,143	28%

Operating income (loss)
Fluids systems and engineering	$87,249	$66,065	21,184
Mats and integrated services	1,846	12,770	(10,924)
Environmental services	9,031	10,491	(1,460)
Corporate office	(26,630)	(22,923)	(3,707)

Operating income (loss)	$71,496	$66,403	$5,093

Segment operating margin
Fluids systems and engineering	12.4%	12.6%
Mats and integrated services	2.1%	14.2%
Environmental services	14.5%	18.0%

Fluids Systems and Engineering

Revenues

Total revenues for this segment consisted of the following:

	Year Ended December 31,		2008 vs 2007
	2008	2007	$	%
	(In thousands)

Drilling fluids and engineering	$411,632	$317,670	$93,962	30%
Completion fluids and services	88,978	72,740	16,238	22%
Industrial minerals	67,235	44,677	22,558	50%

Total North America	567,845	435,087	132,758	31%
Mediterranean	123,174	87,024	36,150	42%
Brazil	15,269	603	14,666	2432%

Total	$706,288	$522,714	$183,574	35%

North American revenues increased 31% to $567.8 million for the year ended December 31, 2008, as compared to $435.1 million for the year ended December 31, 2007. While North American rig activity increased 7% during this period, the number of rigs we serviced through this business segment increased 25%, reflecting market share growth within the markets that we service.

Revenues in our completion fluids and services business increased 22% in 2008 as compared to 2007, due to strong demand for rental equipment and services for well completion activities in the Oklahoma and Texas areas served by this business. Revenues in our industrial minerals business increased 50% in 2008, as compared to 2007, resulting from a 23% increase in sales volume, along with significant pricing increases to help offset higher barite transportation costs.

Mediterranean revenues increased 42% from 2007 to 2008, which was largely driven by the increased rig activity and continued market penetration into the North African and Eastern European markets. Revenues generated in Brazil in 2008 increased $14.7 million following the 2007 start-up of this business unit.

Operating Income

Operating income for this segment increased $21.2 million in 2008 on a $183.6 million increase in revenues, compared to 2007, resulting in a decrease in operating margin from 12.6% to 12.4%. Of the total segment change, North American operations generated a $19.0 million increase in operating income on a $132.7 million increase in revenues, while international operations generated a $2.2 million increase in operating income on a $50.8 million increase in revenues. Within the international operations, the incremental profits associated with higher revenues were somewhat offset by higher operating expenses attributable to personnel, higher transportation and logistics costs due to the location of projects, and start-up costs associated with new contracts.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	Year Ended December 31,		2008 vs 2007
	2008	2007	$	%
	(In thousands)

Mat rental and integrated services	$62,810	$67,016	$(4,206)	(6)%
Mat sales	26,844	23,034	3,810	17%

Total	$89,654	$90,050	$(396)	(0)%

Mat rental and integrated services revenues decreased by $4.2 million in 2008 compared to 2007, as a $10.6 million increase in revenues generated by the Colorado business acquired in August 2007 was more than offset by a $14.8 million decline in rental and related service volume in the U.S. Gulf Coast region, driven largely by weakness in the South Louisiana land rig count in 2008 compared to 2007.

Mat sales primarily consist of export sales of composite mats to various international markets, as well as domestic sales to the U.S. government and customers outside the oil and gas industry. Mat sales increased by $3.8 million in 2008, as compared to 2007, due primarily to higher domestic sales activity.

Operating Income

Mats and integrated services operating income decreased by $10.9 million to $1.8 million for 2008 on a $0.4 million decrease in revenues compared to 2007, resulting in a decrease in operating margin to 2.1% from 14.2%. The decrease in operating margin is partially attributable to the change in sales mix. The Colorado business acquired in August 2007 generated an increase in rental and service revenues of $10.6 million in 2008; however, operating income from this business were unchanged over this period, as incremental profits generated by the higher revenues were offset by higher expenses, including a $1.9 million increase in depreciation and amortization related to acquired assets. Operating income for the remaining operations in this segment, which primarily service the U.S. Gulf Coast area, declined by $10.9 million on a $11.0 million decline in revenue. As noted above, this $11.0 million decline in revenue included a $14.8 million decrease in rental and integrated services revenue, offset by a $3.8 million increase in mat sales. The decline in U.S. Gulf Coast operating income is primarily due to the lower rental and integrated service revenues, as these activities have a relatively high fixed cost structure. In addition, the U.S. Gulf Coast service business was negatively impacted by additional pricing pressure resulting from the significantly lower rig counts in the region throughout 2008. Also, the business recorded $4.3 million of pre-tax charges in 2008 related primarily to inventory and receivable write-downs, transportation costs for the re-deployment of rental mats, as well as severance and related costs associated with restructuring activities in this segment.

Environmental Services

Revenues

Total revenues for this segment consisted of the following:

	Year Ended December 31,		2008 vs 2007
	2008	2007	$	%
	(In thousands)

E&P waste — Gulf Coast	$45,999	$46,420	$(421)	(1)%
E&P waste — West Texas	7,957	3,971	3,986	100%
NORM and industrial waste	8,452	8,052	400	5%

Total	$62,408	$58,443	$3,965	7%

E&P waste revenues in the U.S. Gulf Coast region decreased 1% to $46.0 million in 2008 compared to 2007. Volumes processed by this region declined 5% during this period, reflective of the 3% decline in U.S. Gulf Coast rig activity during this period. This decline in volumes processed was partially offset by changes in sales mix and pricing increases.

E&P waste revenues in West Texas increased by 100% to $8.0 million in 2008 compared to 2007. Volumes processed by this region declined 20% during this period, however, this was more than offset by improvements in pricing. Also, this region generated $3.2 million of additional revenues from the sale of oil, which is a by-product of the waste disposal process. The increase in oil revenues is the result of the high commodity prices experienced during 2008.

NORM and industrial waste revenues increased by 5% to $8.5 million in 2008 compared to 2007.

Operating Income

Environmental services operating income decreased by $1.5 million to $9.0 million in 2008 on a $4.0 million increase in revenues compared to 2007, reflecting a decrease in operating margin to 14.5% from 18.0%. The 2008 operating income included a $2.6 million charge to write-down certain disposal assets which we decided not to develop following the abandoned sale of the business in the fourth quarter of 2008. In addition, 2008 includes $0.4 million of expenses associated with unrecoverable losses incurred at our U.S. Gulf Coast facilities associated with Hurricanes Ike and Gustav. The remaining $1.5 million increase in operating income reflects the impact of the higher revenues.

Liquidity and Capital Resources

Net cash provided by operating activities in 2009 totaled $88.8 million. The net loss adjusted for non-cash items generated $7.8 million of cash during the period, while decreases in working capital provided $81.0 million of cash. The decrease in working capital during the year includes $89.3 million from decreases in receivables and $35.2 million from decreases in inventories, partially offset by a $28.7 million decrease in accounts payable and a $14.0 million decrease in accrued liabilities and other. All of these changes are primarily due to lower sales levels and our lower purchasing and spending activities.

Net cash used in investing activities during in 2009 was $17.1 million, consisting primarily of capital expenditures which included $12.2 million for our operations outside of North America.

Net cash used in financing activities in 2009 was $66.3 million, reflecting net payments made on our credit facility during the period. During 2009, our total debt balance was reduced by $65.1 million to $123.0 million at December 31, 2009. In the near term, we anticipate that our debt requirements will be primarily driven by working capital needs, which will increase if revenue increases over current levels. Our 2010 capital expenditures are expected to be approximately $15 million. Cash generated by operations, along with availability under our existing credit agreement is expected to be adequate to fund our anticipated capital needs. Our capitalization was as follows as of December 31:

	2009	2008
	(In thousands)

Term loan	$30,000	$40,000
Revolving credit facility	85,000	136,000
Foreign bank lines of credit	6,901	11,543
Other	1,129	611

Total	123,030	188,154
Stockholder’s equity	368,022	377,882

Total capitalization	$491,052	$566,036

Total debt to capitalization	25.1%	33.2%

In December 2007, we entered into a $225.0 million Amended and Restated Credit Agreement (“Credit Agreement”) with a five year term, expiring in December 2012. The Credit Agreement consisted of a $175.0 million revolving credit facility and a $50.0 million term loan, which is to be repaid through annual principal payments of $10 million which began in December 2008. The Credit Agreement contained certain financial covenants including a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, and a maximum funded debt-to-capitalization ratio. At June 30, 2009, we were not in compliance with the fixed charge coverage ratio and consolidated leverage ratio covenants. However, in July 2009, we entered into the First Amendment, which provided a waiver of the financial covenant violations as of June 30, 2009 and modified certain covenant requirements in future periods, as follows:

	December 31,	March 31,	June 30,
	2009	2010	2010	Thereafter

Fixed charge coverage ratio (minimum)	0.90	1.00	1.10	1.20
Consolidated leverage ratio (maximum)	4.00	3.50	3.00	3.00

Historically, our performance for financial covenant compliance purposes was based on our trailing four fiscal quarter results. Under the First Amendment, financial covenant calculations utilize annualized results beginning with the third quarter of 2009, and continuing through March 31, 2010, after which time the calculations will return to using trailing four fiscal quarter results.

We were in compliance with these modified covenants as of December 31, 2009, and expect to remain in compliance through December 31, 2010. The calculated performance for these covenants as of December 31, 2009, is as follows:

		Calculation as of
	Covenant	December 31,
	Requirement	2009

Fixed charge coverage ratio	0.90	1.82
	minimum
Consolidated leverage ratio	4.00	2.61
	maximum
Funded debt-to-captalization ratio	45.0%	23.9%
	maximum

The First Amendment also reduced the revolving credit facility from $175.0 million to $150.0 million, and provided for adjustments in the interest rates and commitment fees under the credit facility. Under the Credit Agreement, as amended by the First Amendment, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 400 to 750 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 300 to 650 basis points. The First Amendment also increased the commitment fee rate payable under the credit facility, which is now fixed at 50 basis points. The applicable margin on LIBOR borrowings at December 31, 2009 was 425 basis points.

As of December 31, 2009, $78.0 million of the outstanding principal of the revolving credit facility was bearing interest at LIBOR plus 425 basis points, or 4.53%, while the remaining $7.0 million in outstanding principal was bearing interest at Prime Rate plus 325 basis points, or 6.50%. In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under the term loan. The initial notional amount of the swap agreements totaled $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the term loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% over the term of the loan plus the applicable LIBOR margin, which was 425 basis points at December 31, 2009. The weighted average interest rate on the outstanding balances under our Credit Agreement including the interest rate swaps as of December 31, 2009 and 2008 was 5.55% and 3.46%, respectively.

The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

Our foreign Fluid Systems and Engineering subsidiaries in Italy and Brazil maintain local credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to preserve credit availability under our corporate credit agreement, as well as to reduce the net investment in foreign operations subject to foreign currency risk. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. The weighted average interest rate for the $6.9 million balance outstanding under these arrangements was 6.83% at December 31, 2009.

At December 31, 2009, $9.9 million in letters of credit were issued and outstanding domestically, including $3.6 million related to our insurance programs. In addition, we had $85.0 million outstanding under our revolving credit facility at December 31, 2009. The outstanding balance and letters of credit under our credit facility leave $55.1 million of availability at December 31, 2009. Additionally, we had $1.8 million in letters of credit outstanding relating to foreign operations.

Off-Balance Sheet Arrangements

In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $3.6 million and $3.1 million at December 31, 2009 and 2008, respectively. In addition, as of December 31, 2009 and 2008, we had established other letters of credit in favor of our suppliers in the amount of $6.3 million and $0.3 million, respectively. We also had $8.5 million in guarantee obligations in connection with facility closure bonds and other performance bonds issued by insurance companies and outstanding as of December 31, 2009 and 2008.

Other than normal operating leases for office and warehouse space, barges, rolling stock and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Contractual Obligations

A summary of our outstanding contractual and other obligations and commitments at December 31, 2009 is as follows:

(In thousands)	2010	2011-2012	2013-2014	Thereafter	Total

Current maturities of long term debt	$10,319	$—	$—	$—	$10,319
Long-term debt including capital leases	—	105,366	144	300	105,810
Foreign bank lines of credit	6,901	—	—	—	6,901
Operating leases	18,138	14,969	4,685	230	38,022
Trade accounts payable and accrued liabilities	88,282	—	—	—	88,282
Purchase commitments, not accrued	8,813	16,218	—	—	25,031
Other long-term liabilities	—	3,697	—	—	3,697
Performance bond obligations	8,509	—	—	—	8,509
Letter of credit commitments	11,681	—	—	—	11,681

Total contractual obligations	$152,643	$140,250	$4,829	$530	$298,252

The above table does not reflect expected tax payments and unrecognized tax benefits due to the inability to make a reasonably reliable estimate of the timing and amount to be paid. For additional discussion on unrecognized tax benefits, see “Note 8 — Income Taxes” to our Notes to Consolidated Financial Statements included in Part II Item 8 in this report.

We anticipate that the obligations and commitments listed above that are due in less than one year will be paid from operating cash flows and availability under our existing credit agreement. The specific timing of settlement for certain long-term obligations can not be reasonably estimated.

Critical Accounting Policies

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted within the United States (“U.S. GAAP”), which requires us to make assumptions, estimates and judgments that affect the amounts and disclosures reported. Significant estimates used in preparing our consolidated financial statements include the following: allowances for sales returns, allowances for doubtful accounts, reserves for self-insured retentions under insurance programs, estimated performance and values associated with employee incentive programs, fair values used for goodwill impairment testing, undiscounted cash flows used for impairment testing of long-lived assets and valuation allowances for deferred tax assets. Note 1 to the consolidated financial statements contains the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

We believe the critical accounting policies described below affect our more significant judgments and estimates used in preparing our consolidated financial statements.

Allowance for Doubtful Accounts

Reserves for uncollectible accounts receivable are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable.

The majority of our revenues are from mid-sized and international oil companies as well as government-owned or government-controlled oil companies, and we have receivables in several foreign jurisdictions. Changes in the financial condition of our customers or political changes in foreign jurisdictions could cause our customers to be unable to repay these receivables, resulting in additional allowances. For 2009, 2008 and 2007, provisions for uncollectible accounts receivable were $2.3 million, $2.7 million and $1.3 million, respectively.

Allowance for Sales Returns

We maintain reserves for estimated customer returns of unused materials in our Fluids Systems and Engineering segment. The reserves are established based upon historical customer return levels and estimated gross profit levels attributable to product sales. Future customer return levels may differ from the historical return rate.

Impairments of Long-lived Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if an indication of impairment exists. The impairment test includes a comparison of the carrying value of net assets of our reporting units, including goodwill, with their estimated fair values, which we determine using a combination of a market multiple and discounted cash flow approach. If the carrying value exceeds the estimated fair value, an impairment charge is recorded in the period in which such review is performed. We identify our reporting units based on our analysis of several factors, including our operating segment structure, evaluation of the economic characteristics of our geographic regions within each of our operating segments, and the extent to which our business units share assets and other resources.

Our annual evaluation of goodwill and indefinite-lived intangible assets was completed during the fourth quarter of 2009. The evaluation included consideration of the significant declines in revenues and profitability encountered in 2009, along with the impact of cost reduction programs and forecasted cash flow projections for each reporting unit. In completing this evaluation, we determined that no reporting unit has a fair value below its net carrying value. However, while our analysis indicated that the fair value of our drilling fluids business remains significantly in excess of carrying value, our mats and integrated services reporting unit exceeded net carrying value by less that 10%. Deterioration in the operating income and cash flows provided by this reporting unit could potentially result in requirement impairments in goodwill. At December 31, 2009, the consolidated balance sheet includes $14.9 million of goodwill for the Mats and Integrated Services segment.

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

Insurance

We maintain reserves for estimated future payments associated with our self-insured employee healthcare programs, as well as the self-insured retention exposures under our general liability, auto liability and workers compensation insurance policies. Our reserves are determined based on historical cost experience under these programs, including estimated development of known claims under these programs and estimated incurred-but-not-reported claims. Required reserves could change significantly based upon changes in insurance coverage, loss experience or inflationary impacts. As of December 31, 2009 and 2008, total insurance reserves were $3.1 million and $3.2 million, respectively.

Income Taxes

We have total deferred tax assets of $65.2 million at December 31, 2009. A valuation allowance must be established to offset a deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. At December 31, 2009, a total valuation allowance of $19.5 million was recorded, substantially all of which offsets $18.2 million of net operating loss carryforwards for state tax purposes, as well as foreign jurisdictions, including Canada, Brazil and Mexico. No valuation allowance is recorded for our U.S. net operating loss carryforward. Changes in the expected future generation of qualifying taxable income within these jurisdictions or in the realizability of other tax assets, may result in an adjustment to the valuation allowance, which would be charged or credited to income in the period this determination was made. Specifically, we have a $3.5 million valuation allowance recorded on the net operating loss carryforward in Brazil which could be reversed in the near future, depending on our ability to generate taxable income.

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued additional guidance on multiple-deliverable revenue arrangements. The guidance provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. It replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, and they establish a selling price hierarchy for determining the selling price of a deliverable. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, and they significantly expand the required disclosures related to multiple-deliverable revenue arrangements. The amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 and we do not expect the impact of this statement to be material.

On October 1, 2009, we adopted new accounting guidance relating to fair value measurements and disclosures. The guidance provides clarification in circumstances in which a quoted price in an active market for when an identical liability is not available, a reporting entity is required to measure fair value using (a) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities and/or (b) an income approach valuation technique or a market approach valuation technique. The adoption did not have a material effect on our consolidated financial position or results of operations.

On September 15, 2009, we adopted new accounting guidance issued by the FASB, which established the FASB Accounting Standards Codification, a new source of authoritative accounting principles applicable to nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP known as “The Codification”. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. As of the effective date, all existing non-SEC accounting standard documents were superseded.

On January 1, 2009, we adopted new accounting guidance relating to changes in the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption did not have a material effect on our consolidated financial position or results of operations. See Note 7 “Fair Value of Financial Instruments and Concentrations of Credit Risk” to our Notes to Consolidated Financial Statements included in Part II Item 8 in this report for additional details on our derivative instruments and hedging activities.

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

Interest Rate Risk

Our policy is to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At December 31, 2009, we had total debt outstanding of $123.0 million.

In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR interest rate on our borrowings under the term loan portion of our credit facility. The initial notional amount of the swap agreements totaled $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the term loan. As of December 31, 2009, $30.0 million remained outstanding under this term loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable LIBOR margin, over the term of the loan.

The remaining $93.0 million of debt outstanding at December 31, 2009 bears interest at a floating rate, which was a weighted average of 4.83% at December 31, 2009. At the December 31, 2009 balance, a 200 basis point increase in market interest rates during 2009 would cause our annual interest expense to increase approximately $1.9 million, resulting in a $0.01 per diluted share reduction in annual net earnings.

Foreign Currency

Our principal foreign operations are conducted in certain areas of Europe and North Africa, Brazil, Canada, U.K. and Mexico. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate which include European euros, Canadian dollars and Brazilian reais. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments.

Unremitted foreign earnings permanently reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $52.3 million and $38.0 million at December 31, 2009 and 2008, respectively. We have the ability and intent to leave these foreign earnings permanently reinvested abroad.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Newpark Resources, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2009 and 2008 consolidated financial statements present fairly, in all material respects, the financial position of Newpark Resources, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Houston, Texas
March 3, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Newpark Resources, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows of Newpark Resources, Inc. for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Newpark Resources, Inc. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2007 the Company adopted the provisions for the accounting for uncertainty in income taxes.

/s/  Ernst & Young LLP

Houston, Texas
March 6, 2008 except as to the reclassification in 2008
of the U.S. Environmental Services business as continuing
operations as to which the date is March 6, 2009 and except as to the reclassifications in the consolidated statement of operations discussed in Note 1 as to which the date is March 3, 2010

Newpark Resources, Inc.

Consolidated Balance Sheets
December 31,

	2009	2008
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$11,534	$8,252
Receivables, net	122,386	211,366
Inventories	115,495	149,304
Deferred tax asset	7,457	22,809
Prepaid expenses and other current assets	11,740	11,062

Total current assets	268,612	402,793
Property, plant and equipment, net	224,625	226,627
Goodwill	62,276	60,268
Other intangible assets, net	16,037	18,940
Other assets	13,564	5,051

Total assets	$585,114	$713,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign bank lines of credit	$6,901	$11,302
Current maturities of long-term debt	10,319	10,391
Accounts payable	62,992	89,018
Accrued liabilities	25,290	38,946

Total current liabilities	105,502	149,657
Long-term debt, less current portion	105,810	166,461
Deferred tax liability	2,083	15,979
Other noncurrent liabilities	3,697	3,700

Total liabilities	217,092	335,797
Commitments and contingencies (Note 14)
Common stock, $0.01 par value, 200,000,000 and 100,000,000 shares authorized and 91,672,871 and 91,139,966 shares issued, respectively	917	911
Paid-in capital	460,544	457,012
Accumulated other comprehensive income	8,635	1,296
Retained deficit	(86,660)	(66,087)
Treasury stock, at cost; 2,727,765 and 2,646,409 shares, respectively	(15,414)	(15,250)

Total stockholders’ equity	368,022	377,882

Total Liabilities and Stockholders’ Equity	$585,114	$713,679

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Operations
Years Ended December 31,

	2009	2008	2007
	(In thousands, except
	per share data)

Revenues	$490,275	$858,350	$671,207

Cost of revenues	447,624	703,430	531,127
Selling, general and administrative expenses	61,205	81,394	73,057
Other (income) expense, net	(3,229)	2,030	620

Operating (loss) income	(15,325)	71,496	66,403

Foreign currency exchange (gain) loss	(1,870)	1,269	(1,083)
Interest expense	9,334	10,881	20,251

(Loss) income from continuing operations before income taxes	(22,789)	59,346	47,235
Provision for income taxes	(2,216)	20,046	15,472

(Loss) income from continuing operations	(20,573)	39,300	31,763
Loss from discontinued operations, net of tax	—	(842)	(3,488)
Loss from disposal of discontinued operations, net of tax	—	—	(1,613)

Net (loss) income	$(20,573)	$38,458	$26,662

Basic weighted average common shares outstanding	88,500	88,987	90,015
Diluted weighted average common shares outstanding	88,500	89,219	90,527

(Loss) income per common share (basic):
(Loss) income from continuing operations	$(0.23)	$0.44	$0.35
Loss from discontinued operations	—	(0.01)	(0.05)

Net (loss) income per common share	$(0.23)	$0.43	$0.30

(Loss) income per common share (diluted):
(Loss) income from continuing operations	$(0.23)	$0.44	$0.35
Loss from discontinued operations	—	(0.01)	(0.06)

Net (loss) income per common share	$(0.23)	$0.43	$0.29

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Comprehensive (Loss) Income
Years Ended December 31,

	2009	2008	2007
	(In thousands)

Net (loss) income	$(20,573)	$38,458	$26,662
Changes in fair value of interest rate swap, net of tax	452	(1,310)	240
Foreign currency translation	6,887	(11,382)	5,808

Comprehensive (loss) income	$(13,234)	$25,766	$32,710

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31,

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Retained	Treasury
	Stock	Capital	Income	Deficit	Stock	Total
	(In thousands)

Balance at January 1, 2007	$897	$444,763	$7,940	$(130,457)	$—	$323,143
Employee stock options and employee stock purchase plan	4	2,239	—	—	—	2,243
Stock-based compensation expense	—	3,434	—	—	—	3,434
Vesting of restricted stock	1	(1)	—	—	—	—
Income tax effect, net, of employee stock option activity	—	(116)	—	—	—	(116)
Changes in fair value of interest rate swap and cap (net of tax)	—	—	240	—	—	240
Foreign currency translation	—	—	5,808	—	—	5,808
Adoption of new accounting principle on income taxes	—	—	—	(750)	—	(750)
Net income	—	—	—	26,662	—	26,662

Balance at December 31, 2007	902	450,319	13,988	(104,545)	—	360,664
Employee stock options and employee stock purchase plan	3	1,907	—	—	—	1,910
Stock-based compensation expense	—	5,128	—	—	—	5,128
Issuance of restricted stock and restricted stock units	6	(6)	—	—	—	—
Income tax effect, net, of employee stock option activity	—	(336)	—	—	—	(336)
Changes in fair value of interest rate swap (net of tax)	—	—	(1,310)	—	—	(1,310)
Treasury shares purchased at cost	—	—	—	—	(15,250)	(15,250)
Foreign currency translation	—	—	(11,382)	—	—	(11,382)
Net income	—	—	—	38,458	—	38,458

Balance at December 31, 2008	911	457,012	1,296	(66,087)	(15,250)	377,882
Employee stock options and employee stock purchase plan	2	99	—	—	—	101
Stock-based compensation expense	—	3,437	—	—	—	3,437
Issuance of restricted stock and restricted stock units	4	(4)	—	—	—	—
Changes in fair value of interest rate swap (net of tax)	—	—	452	—	—	452
Treasury shares purchased at cost	—	—	—	—	(164)	(164)
Foreign currency translation	—	—	6,887	—	—	6,887
Net income	—	—	—	(20,573)	—	(20,573)

Balance at December 31, 2009	$917	$460,544	$8,635	$(86,660)	$(15,414)	$368,022

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Cash Flows
Years Ended December 31,

	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(20,573)	$38,458	$26,662
Adjustments to reconcile net (loss) income to net cash provided by operations:
Net loss from discontinued operations	—	842	3,488
Net loss on disposal of discontinued operations	—	—	1,613
Non-cash impairment charges	1,166	3,840	—
Depreciation and amortization	28,138	27,343	23,601
Stock-based compensation expense	3,437	5,128	3,434
Provision for deferred income taxes	(6,916)	12,773	9,951
Provision for doubtful accounts	2,301	2,664	1,315
Loss (gain) on sale of assets	233	(245)	30
Change in assets and liabilities:
Decrease (increase) in receivables	89,340	(67,741)	5,146
Decrease (increase) in inventories	35,182	(37,002)	(12,764)
(Increase) decrease in other assets	(800)	4,651	1,926
(Decrease) increase in accounts payable	(28,710)	21,340	2,428
(Decrease) increase in accrued liabilities and other	(13,979)	16,090	(4,869)

Net operating activities of continuing operations	88,819	28,141	61,961
Net operating activities of discontinued operations	—	546	6,210

Net cash provided by operating activities	88,819	28,687	68,171

Cash flows from investing activities:
Capital expenditures	(18,544)	(22,494)	(22,176)
Proceeds from sale of property, plant and equipment	1,400	510	986
Business acquisitions	—	(1,184)	(23,203)

Net investing activities of continuing operations	(17,144)	(23,168)	(44,393)
Net investing activities of discontinued operations	—	—	4,101

Net cash used in investing activities	(17,144)	(23,168)	(40,292)

Cash flows from financing activities:
Net (payments) borrowings on lines of credit	(55,701)	23,593	67,369
Principal payments on notes payable and long-term debt	(10,439)	(12,252)	(155,026)
Long-term borrowings	—	—	50,000
Proceeds from employee stock plans	143	1,910	2,243
Purchase of treasury stock	(268)	(15,250)	—

Net financing activities of continuing operations	(66,265)	(1,999)	(35,414)
Net financing activities of discontinued operations	—	(63)	(235)

Net cash used in financing activities	(66,265)	(2,062)	(35,649)

Effect of exchange rate changes on cash	(2,128)	(946)	758

Net increase (decrease) in cash and cash equivalents	3,282	2,511	(7,012)
Cash and cash equivalents at beginning of year	8,252	5,741	12,753

Cash and cash equivalents at end of year	$11,534	$8,252	$5,741

Cash paid for:
Income taxes (net of refunds)	$5,179	$6,231	$6,785
Interest	$7,564	$10,355	$17,905

See Accompanying Notes to Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Organization and Principles of Consolidation.  Newpark Resources, Inc., a Delaware corporation, provides fluids management, waste disposal, and well site preparation products and services principally to the oil and gas exploration and production (“E&P”) industry, in the United States, Canada, Brazil, United Kingdom, Mexico and certain areas of Europe and North Africa. The consolidated financial statements include our company and our wholly-owned subsidiaries (“we”, “our” or “us”). All intercompany transactions are eliminated in consolidation.

We have reclassified certain items previously reported to conform with the presentation for the year ended December 31, 2009. Effective January 1, 2009, we modified the presentation of expenses on the Consolidated Statement of Operations, expanding the presentation to include separate line items for selling, general and administrative expenses, and other (income) expense, net. Prior to the modification, the Consolidated Statements of Operations included a line item for general and administrative expenses, which reflected only the expenses associated with our corporate office, while all operating segment expenses were reported within cost of revenues. Following this reclassification, selling, general and administrative expenses includes all expenses of this nature from our operating segments as well as our corporate office. As a result of this reclassification, $54.8 million and $50.1 million of expenses previously reported in cost of revenues for the years ended December 31, 2008 and 2007, respectively, are now reflected in selling, general and administrative expenses.

Use of Estimates and Market Risks.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in preparing our consolidated financial statements include, but are not limited to the following: allowances for sales returns, allowances for doubtful accounts, reserves for self-insured retentions under insurance programs, reserves for incentive compensation programs, fair values used for goodwill impairment testing, undiscounted future cash flows used for impairment testing of long-lived assets and valuation allowances for deferred tax assets.

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

Inventories.  Inventories are stated at the lower of cost (principally average cost) or market. Certain conversion costs associated with the acquisition, production, blending and storage of inventory in our Fluids Systems and Engineering segment as well as in the manufacturing operations in the Mats and Integrated Services segment are capitalized as a component of the carrying value of the inventory and expensed as a component of cost of revenues as the products are sold. Reserves for inventory obsolescence are determined based on the fair value of

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the inventory using factors such as our historical usage of inventory on-hand, future expectations related to our customers needs, market conditions and the development of new products.

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

For financial reporting purposes, except as described below, depreciation is provided on property, plant and equipment, including assets held under capital leases, by utilizing the straight-line method over the following estimated useful service lives or lease term:

Computers and office equipment	3-5 years
Wooden mats	3-5 years
Autos & light trucks	5-7 years
Furniture, fixtures & trailers	7-10 years
Composite mats	7-12 years
Machinery and heavy equipment	5-15 years
Owned buildings	20-39 years
Leasehold improvements	Lease term, including reasonably assured renewal periods

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

Impairment of Long-Lived Assets.  Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if an indication of impairment exists. The impairment test includes a comparison of the carrying value of net assets of our reporting units, including goodwill, with their estimated fair values, which we determine using a combination of a market multiple and discounted cash flow approach. If the carrying value exceeds the estimated fair value, an impairment charge is recorded in the period in which such review is performed. We identify our reporting units based on our analysis of several factors, including our operating segment structure, evaluation of the economic characteristics of our geographic regions within each of our operating segments, and the extent to which our business units share assets and other resources.

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

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the Mats and Integrated Services segment, revenues from the sale of mats are recognized when title passes to the customer, which is upon shipment or delivery, depending upon the terms of the underlying sales contract. Revenues for services and rentals provided by this segment are generated from both fixed-price and unit-priced contracts, which are short-term in duration. The activities under these contracts include site preparation, pit design, construction, drilling waste management, and the installation and rental of mat systems for a period of time generally not to exceed 60 days. Revenues from services provided under these contracts are recognized as the specified services are completed. Revenues from any subsequent extensions to the rental agreements are recognized over the extension period.

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

Income Taxes.  We provide for deferred taxes using an asset and liability approach by measuring deferred tax assets and liabilities due to temporary differences existing at year end using currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances. We evaluate uncertain tax positions and record a liability to reflect unrecognized tax benefits, as circumstances warrant. We have a $0.8 million liability for uncertain tax positions recorded as of December 31, 2009 and 2008.

Stock-Based Compensation.  All share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. We use the Black-Scholes option-pricing model for measuring the fair value of stock options granted and recognize stock-based compensation based on the grant date fair value, net of an estimated forfeiture rate, for all share-based awards granted after December 31, 2005, and granted prior to, but not yet vested as of December 31, 2005, on a straight-line basis over the vesting term.

Foreign Currency Transactions.  The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries maintain their accounting records in the respective local currency. These currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected in “accumulated other comprehensive income,” a component of stockholders’ equity. Foreign currency transaction gains (losses), if any, are credited or charged to income. We recorded a net transaction gain (loss) totaling $1.9 million, ($1.3) million, and $1.1 million in 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, cumulative foreign currency translation adjustments, net of tax, related to foreign subsidiaries reflected in stockholders’ equity amounted to $9.5 million and $2.4 million, respectively.

Derivative Financial Instruments.  We monitor our exposure to various business risks including interest rates and foreign currency exchange rates and occasionally use derivative financial instruments to manage the impact of certain of these risks. At the inception of a new derivative, we designate the derivative as a cash flow or

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value hedge or we determine the derivative to be undesignated as a hedging instrument based on the underlying facts. We do not enter into derivative instruments for trading purposes.

New Accounting Standards.  In October 2009, the Financial Accounting Standards Board (“FASB”) issued additional guidance on multiple-deliverable revenue arrangements. The guidance provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. It replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, and they establish a selling price hierarchy for determining the selling price of a deliverable. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, and they significantly expand the required disclosures related to multiple-deliverable revenue arrangements. The amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 and we do not expect the impact of this statement to be material.

On October 1, 2009, we adopted new accounting guidance relating to fair value measurements and disclosures. The guidance provides clarification in circumstances in which a quoted price in an active market for when an identical liability is not available, a reporting entity is required to measure fair value using (a) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities and/or (b) an income approach valuation technique or a market approach valuation technique. The adoption did not have a material effect on our consolidated financial position or results of operations.

On September 15, 2009, we adopted new accounting guidance issued by the FASB, which established the FASB Accounting Standards Codification, a new source of authoritative accounting principles applicable to nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP known as “The Codification”. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. As of the effective date, all existing non-SEC accounting standard documents were superseded.

On January 1, 2009, we adopted new accounting guidance relating to changes in the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption did not have a material effect on our consolidated financial position or results of operations. See Note 7 “Fair Value of Financial Instruments and Concentrations of Credit Risk” for additional details on our derivative instruments and hedging activities.

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

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Discontinued Operations

During 2007, we completed the sale of a sawmill facility that historically supplied wood products to third parties and provided wooden mat materials for our Mats and Integrated Services segment. As a result of this sale, we recorded a loss from disposal of discontinued operations of $3.2 million ($1.6 million after-tax). Also during 2007, we exited certain Environmental Services activities in the Canadian market.

Discontinued operations includes the results of operations of the sawmill facility, and the Canadian Environmental Services business, summarized as follows:

	2009	2008	2007
	(In thousands)

Revenues	$—	$—	$17,337
Loss from discontinued operations before income taxes	—	(1,479)	(4,078)
Loss from discontinued operations, net of tax	—	(842)	(3,488)
Loss from disposal of discontinued operations, before income taxes	—	—	(3,200)
Loss from disposal of discontinued operations, net of tax	—	—	(1,613)

3.	Inventories

Inventories consisted of the following items at December 31:

	December 31,	December 31,
	2009	2008
	(In thousands)

Finished goods- mats	$1,681	$4,701
Raw materials and components:
Drilling fluids	113,287	144,138
Mats	527	465

Total raw materials and components	113,814	144,603

Total	$115,495	$149,304

4.	Property, Plant and Equipment

Our investment in property, plant and equipment consisted of the following at December 31:

	2009	2008
	(In thousands)

Land	$14,262	$14,198
Buildings and improvements	129,614	70,149
Machinery and equipment	189,094	241,059
Construction in progress	1,467	2,535
Mats (rental fleet)	43,699	42,607

	378,136	370,548
Less accumulated depreciation	(153,511)	(143,921)

Property , plant and equipment, net	$224,625	$226,627

Depreciation expense was $24.8 million, $23.6 million and $22.4 million in 2009, 2008 and 2007, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill, Other Intangibles and Impairments of Long-Lived Assets

Changes in the carrying amount of goodwill by reportable segment are as follows:

		Mats and
	Fluids Systems	Integrated
	& Engineering	Services	Total
	(In thousands)

Balance at December 31, 2007	$48,129	$14,487	$62,616
Acquisitions	—	442	442
Effects of foreign currency	(2,790)	—	(2,790)

Balance at December 31, 2008	$45,339	$14,929	$60,268
Effects of foreign currency	2,008	—	2,008

Balance at December 31, 2009	$47,347	$14,929	$62,276

Other intangible assets consist of the following:

	December 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
	(In thousands)

Technology related	$7,315	$(3,634)	$3,681	$10,684	$(6,228)	$4,456
Customer related	10,732	(4,828)	5,904	10,694	(3,103)	7,591
Employment related	2,733	(1,197)	1,536	2,530	(608)	1,922

Total amortizing intangible assets	20,780	(9,659)	11,121	23,908	(9,939)	13,969

Permits and licenses	3,993	—	3,993	3,973	—	3,973
Trademarks	923	—	923	998	—	998

Total indefinite-lived intangible assets	4,916	—	4,916	4,971	—	4,971

Total intangible assets	$25,696	$(9,659)	$16,037	$28,879	$(9,939)	$18,940

Total amortization expense in 2009, 2008 and 2007 related to other intangible assets was $3.3 million, $3.7 million and $1.2 million, respectively.

Estimated future amortization expense for the years ended December 31 is as follows (in thousands):

2010	2,623
2011	2,322
2012	1,639
2013	1,105
2014	829
Thereafter	2,603

Total	$11,121

We have evaluated the carrying values of our goodwill and other indefinite-lived intangible assets during the fourth quarter of 2009. The evaluation included consideration of the significant declines in revenues and profitability encountered in 2009, along with the impact of cost reduction programs and forecasted cash flow

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projections for each reporting unit. In completing this evaluation, we determined that no reporting unit has a fair value below its net carrying value. However, while our analysis indicated that the fair value of our drilling fluids business remains significantly in excess of carrying value, our mats and integrated services reporting unit exceeded net carrying value by less than 10%. Our estimated fair value is determined using a combination of a market multiple and discounted cash flow approach, using internally developed forecasts for the business unit. Deterioration in the operating income and cash flows provided by this reporting unit could potentially result in impairments in goodwill. As of December 31, 2009, the consolidated balance sheet includes $14.9 million of goodwill for the Mats and Integrated Services segment.

6.	Debt

Debt consisted of the following at December 31, 2009 and 2008:

	2009	2008
	(In thousands)

Term loan	$30,000	$40,000
Revolving credit facility	85,000	136,000
Foreign bank lines of credit	6,901	11,543
Other	1,129	611

Total	$123,030	$188,154
Less: current portion	(17,220)	(21,693)

Long-term portion	$105,810	$166,461

We borrow or repay against our outstanding revolving credit facility balance on a daily basis, based on our daily cash requirements. For the year ended December 31, 2009, total daily borrowings and repayments on our revolving credit facility were $116.0 million and $167.0 million, respectively, while borrowings and repayments for the year ended December 31, 2008 were $235.0 million and $216.0 million, respectively.

In December 2007, we entered into a $225.0 million Amended and Restated Credit Agreement (“Credit Agreement”) with a five year term, expiring in December 2012. The Credit Agreement consisted of a $175.0 million revolving credit facility and a $50.0 million term loan, which is to be repaid through annual principal payments of $10 million which began in December 2008. The Credit Agreement contains certain financial covenants including a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, and a maximum funded debt-to-capitalization ratio. At June 30, 2009, we were not in compliance with the fixed charge coverage ratio and consolidated leverage ratio covenants. However, in July 2009, we entered into the First Amendment and Waiver to Amended and Restated Credit Agreement (“First Amendment”). The First Amendment provided a waiver of the financial covenant violations as of June 30, 2009 and modified certain covenant requirements through June 30, 2010, after which time the covenants will return to those originally set forth in the Credit Agreement. The modified covenant requirements are as follows:

	December 31,	March 31,	June 30,
	2009	2010	2010	Thereafter

Fixed charge coverage ratio (minimum)	0.90	1.00	1.10	1.20
Consolidated leverage ratio (maximum)	4.00	3.50	3.00	3.00

Historically, our performance for financial covenant compliance purposes was based on our trailing four fiscal quarter results. Under the First Amendment, financial covenant calculations utilize annualized results beginning with the third quarter of 2009, and continuing through March 31, 2010, after which time the calculations will return to using trailing four fiscal quarter results.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We were in compliance with these covenants as of December 31, 2009, and expect to remain in compliance through December 31, 2010. The calculated financial performance for these covenants as of December 31, 2009, is as follows:

		Calculation as of
	Covenant	December 31,
	Requirement	2009

Fixed charge coverage ratio	0.90 minimum	1.82
Consolidated leverage ratio	4.00 maximum	2.61
Funded debt-to-captalization ratio	45.0% maximum	23.9%

The First Amendment also reduced the revolving credit facility from $175.0 million to $150.0 million, and provided for adjustments in the interest rates and commitment fees under the credit facility. Under the Credit Agreement, as amended by the First Amendment, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 400 to 750 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 300 to 650 basis points. The First Amendment also increased the commitment fee rate payable under the credit facility, which is now fixed at 50 basis points. The applicable margin on LIBOR borrowings at December 31, 2009 was 425 basis points.

As of December 31, 2009, $78.0 million of the outstanding principal of the revolving credit facility was bearing interest at LIBOR plus 425 basis points, or 4.53%, while the remaining $7.0 million in outstanding principal was bearing interest at Prime Rate plus 325 basis points, or 6.50%. In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under the term loan. The initial notional amount of the swap agreements totaled $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the term loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% over the term of the loan plus the applicable LIBOR margin, which was 425 basis points at December 31, 2009. The weighted average interest rate on the outstanding balances under our Credit Agreement including the interest rate swaps as of December 31, 2009 and 2008 was 5.55% and 3.46%, respectively.

The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

Our foreign Fluid Systems and Engineering subsidiaries in Italy and Brazil maintain local credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to preserve credit availability under our corporate credit agreement, as well as to reduce the net investment in foreign operations subject to foreign currency risk. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was 6.83% at December 31, 2009 on a total outstanding balance of $6.9 million.

At December 31, 2009, $9.9 million in letters of credit were issued and outstanding including $3.6 million related to our insurance programs. In addition, we had $85.0 million outstanding under our revolving credit facility at December 31, 2009. The outstanding balance and letters of credit under our credit facility leave $55.1 million of availability at December 31, 2009. Additionally, we had $1.8 million in letters of credit outstanding relating to foreign operations.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We incurred interest expense of $9.3 million, $10.9 million and $20.3 million in 2009, 2008 and 2007, respectively. The year ended 2007 included charges for the write-off of debt issuance costs of $4.0 million. In conjunction with the First Amendment, we capitalized $1.7 million for debt issuance costs paid during 2009 and wrote off $0.2 million of previously capitalized costs relating to the Credit Agreement.

Scheduled maturities of all long-term debt are as follows (in thousands):

2011	$105,294
2012	72
2013	72
2014 and thereafter	372

Total	$105,810

7.	Fair Value of Financial Instruments and Concentrations of Credit Risk

Fair Value of Financial Instruments

Our derivative instruments consist of interest rate swap agreements entered into in January 2008 which effectively fix the underlying LIBOR rate on our borrowings under our term loan. The initial notional amount of the swap agreements totaled $50.0 million reducing by $10.0 million each December, matching the required principal payments under the term loan. As of December 31, 2009, $30.0 million remained outstanding on the term loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable LIBOR margin.

The swap agreements represent a cash flow hedge, entered into for the purpose of fixing a portion of our borrowing costs and thereby decreasing the volatility of future cash flows. These agreements are valued based upon “level 2” fair value criteria, where the fair value of these instruments is determined using observable inputs, including quoted prices for similar assets/liabilities and market corroborated inputs as well as quoted prices in inactive markets. The fair value of the interest rate swap arrangements was $0.9 million and $1.3 million, net of tax as of December 31, 2009 and 2008, respectively, recorded within accrued liabilities.

Our financial instruments include cash and cash equivalents, receivables, payables, debt, and certain derivative financial instruments. We believe the carrying values of these instruments approximated their fair values at December 31, 2009 and 2008. We estimate the fair value of our derivative instruments by obtaining available market information and quotes from brokers.

At December 31, 2009 and 2008, the estimated fair value of total debt is equal to the carrying value of $123.0 million and $188.2 million, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, trade accounts and notes receivable and our interest rate swaps. We maintain cash and cash equivalents with various financial institutions. As part of our investment strategy, we perform periodic evaluations of the relative credit standing of these financial institutions.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable.  Accounts receivable at December 31, 2009 and 2008 include the following:

	2009	2008
	(In thousands)

Billed receivables	$90,200	$168,320
Unbilled receivables	33,709	42,692

Gross trade receivables	123,909	211,012
Allowance for doubtful accounts	(5,969)	(4,259)

Net trade receivables	117,940	206,753
Notes and other receivables	4,446	4,613

Total receivables, net	$122,386	$211,366

We derive a significant portion of our revenues from companies in the E&P industry, and our customer base is highly concentrated in major and independent oil and gas E&P companies operating in the markets that we serve. In 2009, approximately 51% of our consolidated revenues were derived from our 20 largest customers. We maintain an allowance for losses based upon the expected collectability of accounts receivable. Changes in this allowance for 2009, 2008 and 2007 are as follows.

	2009	2008	2007
	(In thousands)

Balance at beginning of year	$4,259	$3,915	$2,356
Provision for uncollectible accounts	2,301	2,664	1,315
Write-offs, net of recoveries	(591)	(2,320)	244

Balance at end of year	$5,969	$4,259	$3,915

During the years ended December 31, 2009, 2008 and 2007, no single customer accounted for more than 10% of total sales. We periodically review the collectability of our notes receivable and adjust the carrying value to the net realizable value. Adjustments to the carrying value of notes receivable were not significant in 2009 or 2008.

8.	Income Taxes

The provision for income taxes charged to continuing operations was as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current tax (benefit) expense :
U.S. Federal	$(121)	$817	$538
State	(455)	(9)	2,604
Foreign	5,438	5,706	3,062

Total current	4,862	6,514	6,204

Deferred tax (benefit) expense :
U.S. Federal	(10,326)	15,068	10,668
State	1,108	(252)	(733)
Foreign	2,140	(1,284)	(667)

Total deferred	(7,078)	13,532	9,268

Total provision	$(2,216)	$20,046	$15,472

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total provision was allocated to the following component of (loss) income:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

(Loss) income from continuing operations	$(2,216)	$20,046	$15,472
Loss from discontinued operations	—	(637)	(2,177)

Total provision	$(2,216)	$19,409	$13,295

(Loss) income from continuing operations before income taxes was as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

U.S.	$(31,868)	$45,088	$35,007
Foreign	9,079	14,258	12,228

(Loss) income from continuing operations before income taxes	$(22,789)	$59,346	$47,235

The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
	2009	2008	2007

Income tax (benefit) expense at federal statutory rate	(35.0)%	35.0%	35.0%
Nondeductible expenses	2.3%	2.0%	2.2%
Nondeductible stock based compensation expense	3.0%	—	—
Different rates on (net) earnings of foreign operations	(5.7)%	(2.2)%	(3.2)%
Tax exempt foreign earnings due to tax holidays	(3.7)%	(1.4)%	(0.6)%
Benefit of foreign interest deductible in U.S.	(2.0)%	(0.8)%	(1.0)%
Increase in valuation allowance	17.5%	1.6%	1.2%
Tax on undistributed earnings	2.6%	—	—
Foreign exchange gain	2.6%	—	—
Foreign tax withholdings	4.0%	—	—
State tax expense, net	3.6%	(0.4)%	2.1%
Other	1.1%	—	(2.9)%

Total income tax (benefit) expense	(9.7)%	33.8%	32.8%

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)

Deferred tax assets:
Net operating losses	$46,009	$30,717
Accruals not currently deductible	6,710	5,394
Bad debts	2,054	1,454
Alternative minimum tax credits	4,735	4,485
Foreign tax credits	2,150	2,150
Other	3,534	5,041

Total deferred tax assets	65,192	49,241
Valuation allowance	(19,485)	(13,297)

Total deferred tax assets, net of allowances	45,707	35,944

Deferred tax liabilities:
Accelerated depreciation and amortization	28,610	26,398
Other	3,152	2,517

Total deferred tax liabilities	31,762	28,915

Total net deferred tax assets	$13,945	$7,029

Current portion of deferred tax assets	$7,457	$22,809
Non current portion of deferred tax assets	8,986	707
Current portion of deferred tax liabilities	(415)	(508)
Non current portion of deferred tax liabilities	(2,083)	(15,979)

Net deferred tax assets	$13,945	$7,029

For U.S. federal income tax purposes, we have net operating loss carryforwards (“NOLs”) of approximately $79.4 million that, if not used, will expire in 2021 through 2030. We also have approximately $4.7 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. Additionally, for state income tax purposes, we have NOLs of approximately $250 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in year 2010 through 2029. Foreign NOLs of approximately $17.3 million are available to reduce future taxable income, some of which expire beginning in 2015.

The realization of our net deferred tax assets is dependent on our ability to generate taxable income in future periods. At December 31, 2009 and December 31, 2008, we have recorded a valuation allowance in the amount of $19.5 million and $13.3 million, respectively, related to state and foreign NOL carryforwards.

Unremitted foreign earnings permanently reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $52.3 million and $38.0 million at December 31, 2009 and 2008, respectively. We have the ability and intent to leave these foreign earnings permanently reinvested abroad.

We operate in a foreign tax jurisdiction which has granted tax holidays, which will terminate in 2010 and 2011. The current tax benefit in 2009 and 2008 attributable to these holidays was $0.8 million or $0.01 per share and $1.3 million or $0.01 per share, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We file an income tax return in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are no longer subject to income tax examinations for substantially all tax jurisdictions for years prior to 1998.

We adopted the provisions for the accounting for uncertainty in income taxes, on January 1, 2007. As a result of the implementation of the accounting method, the Company recognized approximately a $0.8 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase in the January 1, 2007 balance of retained deficit. During 2009 and 2008, no additional adjustments to the liability were recorded. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accrual for interest and penalties during the years ended December 31, 2009 and 2008.

9.	Capital Stock

Common stock

In November 2009, our stockholders approved and adopted an amendment to the Restated Certificate of Incorporation to increase the authorized shares of common stock from 100,000,000 to 200,000,000 shares.

Changes in outstanding Common Stock for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
	( In thousands of shares)

Outstanding, beginning of year	91,140	90,215	89,675
Shares issued upon exercise of options	18	309	375
Shares issued under employee stock purchase plan	32	63	48
Shares issued for grants of time vested restricted stock	229	443	—
Shares issued upon vesting of performance units	254	110	117

Outstanding, end of year	91,673	91,140	90,215

Preferred stock and Warrant

We are authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value. There was no outstanding preferred stock at December 31, 2009, 2008 or 2007.

On June 1, 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our common stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. Prior to 2006, all outstanding shares of the Series B Preferred Stock were converted to common stock. The Series B Warrant was originally issued with a seven year life, expiring June 1, 2007. This warrant contains certain registration provisions, which, if not met, reduce the exercise price of the warrant by 2.5%, for each year we are not in compliance with the registration requirements, and extend the term of the warrant. Effective May 1, 2009, we became compliant with the registration requirements for the warrant. Previously, we were not in compliance with these requirements which resulted in adjustments to the exercise price and extended the term of the warrant. As of December 31, 2009, the Series B Warrant, as adjusted for certain anti-dilution provisions, remains outstanding and provides for the right to purchase up to approximately 2.1 million shares of our common stock at an exercise price of $8.98, and expires in February 2012.

Treasury stock

During 2008, our Board of Directors approved a plan authorizing the repurchase of up to $25.0 million of our outstanding shares of common stock. During 2008, 2,618,195 shares were repurchased for an aggregate price of

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $15.1 million. No additional purchases were made under this plan in 2009 and management does not intend to make any additional purchases under this plan in the foreseeable future. During 2009 and 2008, 104,824 and 28,214 shares were repurchased, respectively, for an aggregate price of $0.3 million and $0.2 million, representing employee shares surrendered in lieu of taxes under vesting of restricted stock awards.

All of the shares repurchased are held as treasury stock. Additionally, 23,468 shares in treasury stock were re-issued during 2009 pursuant to our employee stock purchase plan. We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

10.	Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net (loss) income	$(20,573)	$38,458	$26,662

Weighted average number of common shares outstanding	88,500	88,987	90,015
Add: Net effect of dilutive stock options and warrants	—	232	512

Adjusted weighted average number of common shares outstanding	88,500	89,219	90,527

Net (loss) income per common share:
Basic	$(0.23)	$0.43	$0.30
Diluted	$(0.23)	$0.43	$0.29

Stock options and warrants excluded from calculation of diluted earnings per share because anti-dilutive for the period	6,613	4,674	4,069

11.	Stock Based Compensation and Other Benefit Plans

The following describes stockholder approved plans utilized by the Company for the issuance of stock based awards.

2003 Long-Term Incentive Plan

Our stockholders approved the 2003 Long Term Incentive Plan (“2003 Plan”) in June 2003. Under the 2003 Plan, awards of performance-based restricted stock units are made at the beginning of overlapping three-year performance periods. These awards vest and become payable in our common stock if certain performance criteria are met over the three-year performance period. Subject to adjustment upon a stock split, stock dividend or other recapitalization event, the maximum number of shares of common stock that may be issued under the 2003 Plan is 1,000,000. The common stock issued under the 2003 Plan will be from authorized but un-issued shares of our common stock, although shares re-acquired due to forfeitures or any other reason may be re-issued under the 2003 Plan. At December 31, 2009, 9,677 shares remained available for award under the 2003 Plan.

2004 Non-Employee Directors’ Incentive Compensation Plan

In June 2004, our stockholders approved the 2004 Non-Employee Directors’ Stock Option Plan (“2004 Plan”). Under the 2004 Plan, each new non-employee director, on the date of his or her election to the Board of Directors (whether elected by the stockholders or the Board of Directors), automatically is granted a stock option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant. Twenty percent of those option shares become exercisable on each of the first through the fifth anniversaries of the date of grant. The 2004 Plan also provides for the automatic additional grant to each non-employee director of stock options to purchase 10,000 shares of common stock each time the non-employee director is re-elected to the Board of Directors. One-third of those option shares granted at re-election become exercisable on each of the first through the third anniversaries of the date of grant. The term of options granted under the 2004 Plan is 10 years. Non-employee directors are not eligible to participate in any other stock option or similar plans currently maintained by us. During 2007, stockholders approved the amended and restated 2004 Plan (renamed the 2004 Non-Employee Directors’ Incentive Compensation Plan) which authorizes grants of restricted stock to non-employee directors instead of stock options. Beginning in 2009, each non-employee director received $125,000 in restricted stock (valued as of the date of the annual stockholder’s meeting), upon their election/re-election. At December 31, 2009, 504,513 shares remained available for award under the amended 2004 Plan.

2006 Equity Incentive Plan

In December 2006, our stockholders approved the 2006 Equity Incentive Plan ( “2006 Plan”), pursuant to which the Compensation Committee of our Board of Directors (“Compensation Committee”) may grant to key employees, including executive officers and other corporate and divisional officers, a variety of forms of equity-based compensation, including options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards, and performance-based awards. During 2009, the 2006 Plan was amended to increase the number of shares available for issuance under the 2006 Plan to 5,000,000. At December 31, 2009, 692,030 shares remained available for award under the 2006 Plan, as amended.

The Compensation Committee approves the granting of all stock based compensation to employees, utilizing shares available under the 2003 Plan and 2006 Plan. Stock based awards are granted in a variety of forms, including stock options and performance-based restricted stock units. The Committee also grants other stock based awards to non-executive employees including cash-settled stock appreciation rights and cash-settled performance-based restricted stock equivalents, which are not part of the plans outlined above and are not available to executives or non-employee directors. Activity under each of these programs is described below.

Stock Options & Cash-Settled Stock Appreciation Rights

Stock options granted by the Compensation Committee during 2009 provide for equal vesting over a four year period and a term of ten years. Prior to 2009, options were generally granted over a three year vesting period with a ten year term. The exercise price of each stock option granted was equal to the fair market value on the date of grant.

The following table summarizes activity for our outstanding stock options for the year ended December 31, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at beginning of period	3,029,696	$7.18
Granted	2,556,310	3.31
Exercised	(17,668)	2.93
Expired or cancelled	(588,384)	6.33

Outstanding at end of period	4,979,954	$5.31	7.27	$2,263,575

Options exercisable at end of period	1,924,831	$7.06	4.31	$16,944

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We estimated the fair value of options granted on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	2.93%	3.50%	5.00%
Expected life of the option in years	5.22	5.22	5.22
Expected volatility	62.5%	47.2%	47.2%
Dividend yield	—	—	—

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

The following table summarizes information about the weighted-average exercise price and the weighted-average grant date fair value of stock options granted:

	Year Ended December 31,
	2009	2008	2007

Weighted-average exercise price of the stock on the date of grant	$3.31	$7.87	$7.77
Weighted-average grant date fair value on the date of grant	$1.85	$3.65	$3.77

All stock options granted for the years ended December 31, 2009, 2008 and 2007 reflected an exercise price equal to the market value of the stock on the date of grant.

The total intrinsic value of options exercised was $0.6 million for the years ended December 31, 2008 and 2007, while cash from option exercises totaled $1.8 million and $1.9 million, respectively. Per the table above, options exercised during 2009 were minimal.

The following table summarizes activity for outstanding cash-settled stock appreciation rights for the year-ended December 31, 2009:

Rights

Outstanding at the beginning of the period	730,300
Forfeited	(69,200)

Outstanding at the end of the period	661,100

During 2009, there were no additional grants of cash-settled stock appreciation rights. The remaining outstanding cash-settled stock appreciation rights, if vested and exercised, will ultimately be settled in cash for the difference between market value of our outstanding shares at the date of exercise, and $7.89. As such, the projected cash settlement is adjusted each period based upon an updated Black-Scholes options pricing model, adjusted for the ending fair market value of the underlying stock. At December 31, 2009, the fair market value of each cash-settled stock appreciation right was $1.21, resulting in a liability of $0.4 million.

Total compensation cost recognized for stock options and cash-settled stock appreciation rights during the years-ended December 31, 2009, 2008 and 2007 was $2.9 million, $2.2 million and $1.7 million, respectively. For the years ended December 31, 2009, 2008 and 2007, we recognized tax benefits resulting from the exercise of stock options totaling $0.0 million, $0.2 million and $0.2 million, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance-Based Restricted Stock Units & Cash-Settled Performance-Based Restricted Stock Units

The Compensation Committee may use various business criteria to set the performance objectives for awards of performance-based restricted stock units. For awards made during 2007, 2008 and 2009, the Compensation Committee determined that our cumulative earnings per share for the three-year performance period ending December 31, 2009, December 31, 2010 and December 31, 2011, respectively are the performance criterion for vesting in the award shares. Partial vesting occurs when our performance achieves “expected” levels, and full vesting occurs if our performance is at the “over-achievement” level, as measured over the entire three-year performance period. No shares vest if our performance level is below the “expected” level and straight-line interpolation will be used to determine vesting if performance is between “expected” and “over-achievement” levels.

The following table summarizes activity for outstanding performance-based restricted stock units for the year-ended December 31, 2009:

		Weighted-
		Average
		Grant Date
Nonvested Shares (Performance-Based)	Shares	Fair Value

Outstanding at beginning of the period	1,035,250	$7.13
Granted	526,700	3.31
Released	(244,435)	2.32
Forfeited	(228,535)	2.52

Outstanding at the end of the period	1,088,980	$5.74

During 2009, 244,435 shares were earned and released for the three-year performance period ending December 31, 2008. Subsequent to December 31, 2009, 344,500 shares were forfeited related to the three-year performance period ending December 31, 2009.

The following table summarizes activity for outstanding cash-settled performance-based restricted stock units for the year-ended December 31, 2009:

Nonvested Shares (Cash-Settled Performance Based)	Shares

Outstanding at beginning of the period	288,700
Forfeited	(22,900)

Outstanding at the end of the period	265,800

The cash-settled performance-based restricted stock units, if vested, will ultimately be settled in cash. As such, the projected cash settlement is adjusted each period based on changes in the market value of the underlying stock assuming performance criteria is met. As of December 31, 2009, the minimum performance objectives are not forecasted to be achieved and as such there is no liability recorded for these awards.

Total compensation cost (income) recognized for performance-based restricted stock units and cash-settled performance based restricted stock units was $(0.6) million, $2.0 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007 respectively. The 2009 income of ($0.6) million reflects the reversal of the previous liability for these awards, based on the revised forecast of performance criteria for the three year measurement periods.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

Time-vested restricted stock awards are periodically granted to key employees, including grants for employment inducements, as well as to members of our Board of Directors. Employee awards provide for vesting periods ranging from three to five years. Non-employee director grants fully vest at the one year anniversary from the date of grant. Upon vesting of these grants, shares are issued to awards recipients. The following table summarizes activity for our outstanding time-vesting restricted stock awards for the year-ended December 31, 2009.

		Weighted-
		Average
		Grant Date
Nonvested Shares (Time-Vesting)	Shares	Fair Value

Nonvested at January 1, 2009	346,666	$6.99
Granted	188,820	3.31
Vested	(176,666)	6.88

Nonvested at December 31, 2009	358,820	$5.10

Total compensation cost recognized for restricted stock awards was $1.4 million, $1.4 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007 respectively. Total unrecognized compensation cost at December 31, 2009 related to restricted stock awards is approximately $0.7 million which is to be expected to be recognized over the next 1.3 years. During the years ended December 31, 2009, 2008 and 2007, the total fair value of shares vested was $0.6 million $2.5 million and $0.7 million, respectively.

For the years ended December 31, 2009, 2008 and 2007 we recognized tax benefits resulting the vesting of share awards totaling $0.4 million, $0.4 million and $0.3 million, respectively.

Defined Contribution Plan

Substantially all of our U.S. employees are covered by a defined contribution plan (“401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined in the 401(k) Plan. In response to the significant declines in activity during the first half of 2009, we executed cost reduction programs which included the temporary elimination of our 401(k) matching for U.S. employees during the second quarter of 2009. Prior to this, participants’ contributions, up to 3% of compensation, were matched 100% by us, and the participants’ contributions, from 3% to 6% of compensation, were matched 50% by us. Under the 401(k) Plan, our cash contributions were $1.5 million, $2.7 million and $2.2 million in 2009, 2008 and 2007, respectively. Subsequent to December 31, 2009, we announced that 401(k) matching for U.S. employees will resume in March 2010.

12.	Segment and Related Information

Our Company consists of three reportable segments, which offer different products and services to a relatively homogenous customer base. The reportable segments include: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services. Intersegment revenues are generally recorded at cost for items which are included in inventory of the purchasing segment, and at standard markups for items which are included in cost of revenues of the purchasing segment. All intersegment revenues and related profits have been eliminated.

Fluids Systems and Engineering — Our Fluids Systems and Engineering business offers unique solutions including highly technical drilling projects involving complex subsurface conditions, such as horizontal directional, geologically deep or deep water drilling. These projects require increased monitoring and critical engineering support of the fluids system during the drilling process. We provide drilling fluids products and technical services to the North American, European, North African, and the Brazilian market. We also provide completion fluids services and equipment rental to customers in Oklahoma and Texas.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Mats and Integrated Services — This segment provides mat rentals and related well site services to E&P customers in the U.S. Gulf Coast, Western Colorado, and Northeast U.S. regions, as well as mat rentals to the utility industry in the U.K,. which ensure all-weather access to sites with unstable soil conditions common to these areas. This segment also manufactures our DuraBaseTM composite mat system for sales into domestic and international markets as well as for use in our domestic rental operations. The principal customers are major independent and multi-national E&P companies.

Environmental Services — This segment provides disposal services for both oilfield E&P waste and industrial waste. The primary method used for disposal is low pressure injection into environmentally secure geologic formations deep underground. This segment operates in the U.S. Gulf Coast and West Texas markets.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following tables:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Revenues
Fluids Systems & Engineering	$409,450	$706,288	$522,714
Mats & Integrated Services	37,476	89,654	90,050
Environmental Services	43,349	62,408	58,443

Total Revenues	$490,275	$858,350	$671,207

Depreciation and Amortization
Fluids Systems & Engineering	$13,739	$11,967	$8,892
Mats & Integrated Services	10,309	10,603	9,479
Environmental Services	3,339	4,142	4,316
Corporate Office	751	631	914

Total Depreciation and Amortization	$28,138	$27,343	$23,601

Operating (Loss) Income
Fluids Systems & Engineering	$1,994	$87,249	$66,065
Mats & Integrated Services	(7,840)	1,846	12,770
Environmental Services	7,711	9,031	10,491
Corporate Office	(17,190)	(26,630)	(22,923)

Operating (Loss) Income	$(15,325)	$71,496	$66,403

Segment Assets
Fluids Systems & Engineering	$409,054	$494,477	$400,083
Mats & Integrated Services	77,868	99,123	117,724
Environmental Services	66,966	80,222	82,316
Assets of discontinued operations	—	—	6,026
Corporate	31,226	39,857	37,344

Total Assets	$585,114	$713,679	$643,493

Capital Expenditures
Fluids Systems & Engineering	$12,748	$17,111	$12,433
Mats & Integrated Services	4,604	2,922	1,950
Environmental Services	865	1,852	5,140
Corporate	326	609	2,653

Total Capital Expenditures	$18,544	$22,494	$22,176

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information about our operations by geographic area. Revenues by geographic location are determined based on the location in which services are rendered or products are sold.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Revenue
United States	$334,986	$692,247	$560,657
Canada	13,432	26,620	22,488
Mediterranean	115,926	123,174	87,024
Brazil and Mexico	25,931	16,309	1,038

Total Revenue	$490,275	$858,350	$671,207

Operating (Loss) income
United States	$(26,827)	$52,855	$52,571
Canada	(3,048)	980	(2,301)
Mediterranean	20,650	18,363	18,135
Brazil and Mexico	(6,100)	(702)	(2,002)

Total Operating (Loss) Income	$(15,325)	$71,496	$66,403

Assets
United States	$423,470	$571,898	$531,417
Canada	24,754	26,011	28,797
Mediterranean	97,873	98,296	79,027
Brazil and Mexico	39,017	17,474	4,252

Total Assets	$585,114	$713,679	$643,493

13.	Supplemental Cash Flow and Other Information

Included in accounts payable and accrued liabilities at December 31, 2009, 2008 and 2007, were equipment purchases of $1.4 million, $0.8 million and $0.3 million, respectively.

Accrued liabilities at December 31, 2009 and 2008 were $25.3 million and $38.9 million respectively. The year-ended December 31, 2008 included $6.6 million related to accrued income taxes, sales and property taxes.

During the year ended December 31, 2007, we financed the acquisition of property, plant and equipment with capital leases totaling $1.0 million. During the years ended December 31, 2009 and 2008, we did not finance the acquisition of property, plant and equipment with capital leases.

14.	Commitments and Contingencies

SEC Investigation

On March 12, 2007, we were advised that the SEC opened a formal investigation into the matters disclosed in Amendment No. 2 to our Annual Report on Form 10-K/A filed on October 10, 2006. We have and will continue to cooperate fully with the SEC’s investigation. On July 16, 2009, the SEC filed a civil lawsuit against our former Chief Financial Officer, the former Chief Financial Officer of our Soloco business unit and one former vendor in connection with the transactions that were described in the Amended Form 10-K/A. Subsequently, the SEC announced that it reached a settlement of its claims against the former vendor. The company has not been named as a defendant in this lawsuit.

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. In the opinion of management, any liability in these matters should not have a material effect on our consolidated financial statements.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

We lease various manufacturing facilities, warehouses, office space, machinery and equipment, including transportation equipment, under operating leases with remaining terms ranging from one to 10 years, with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were approximately $29.4 million, $32.6 million and $25.3 million for the years ending 2009, 2008, and 2007, respectively.

Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year are as follows (in thousands):

2010	$18,138
2011	8,955
2012	6,014
2013	3,425
2014	1,260
Thereafter	230

$38,022

Future minimum payments under capital leases are as follows (in thousands):

2010	$287
2011	72
2012	72
2013	72
2014	72
Thereafter	256

$831

Other

In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $3.6 million and $3.1 million at December 31, 2009 and 2008, respectively. In addition, as of December 31, 2009 and 2008, we had established other letters of credit in favor of our suppliers in the amount of $6.3 million and $0.3 million, respectively. We also had $8.5 million in guarantee obligations in connection with facility closure bonds and other performance bonds issued by insurance companies and outstanding as of December 31, 2009 and 2008.

In our industrial minerals business, we have purchase obligations for barite, a critical raw material in drilling fluids products which totaled $24.3 million at December 31, 2009. The obligations include purchases of $8.1 million in 2010 with the balance in 2011 and 2012.

Other than normal operating leases for office and warehouse space, barges, rolling stock and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

We are self-insured for health claims up to a certain policy limit. Claims in excess of $200,000 per incident are insured by third-party insurers. At December 31, 2009 and 2008, we had accrued liabilities of $1.2 million and $1.5 million, respectively for outstanding and incurred, but not reported, claims based on historical experience. These estimated claims are expected to be paid within one year of their occurrence.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are self-insured for certain workers’ compensation, auto and general liability claims up to a certain policy limit. Claims in excess of $750,000 are insured by third-party reinsurers. At December 31, 2009 and 2008, we had accrued a liability of $1.9 million and $1.7 million, respectively, for the uninsured portion of claims.

We maintain accrued liabilities for asset retirement obligations, which represent obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. Our asset retirement obligations primarily relate to repair cost obligations associated with the return of leased barges as well as required expenditures associated with owned and leased facilities. Upon settlement of the liability, a gain or loss for any difference between the settlement amount and the liability recorded is recognized. As of December 31, 2009 and 2008, we had accrued asset retirement obligations of $1.0 million and $0.6 million, respectively.

15.	Supplemental Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter
	(In thousands, except per share amounts)

Fiscal Year 2009
Revenues	$126,938	$109,599	$118,208		$135,530
Operating (loss) income	(12,779)	(9,922)	2,238	(1)	5,138
(Loss) income from continuing operations	(12,004)	(8,787)	202		16
Net (loss) income	(12,004)	(8,787)	202		16

Basic earnings per share:
(Loss) income from continuing operations	(0.14)	(0.10)	0.00		0.00
Net (loss) income	(0.14)	(0.10)	0.00		0.00

Diluted earnings per share:
(Loss) income from continuing operations	(0.14)	(0.10)	0.00		0.00
Net (loss) income	(0.14)	(0.10)	0.00		0.00

Fiscal Year 2008
Revenues	$194,736	$210,497	$226,184		$226,933
Operating income	20,614	18,017	18,239	(2)	14,626	(3)
Income from continuing operations	11,396	10,086	10,589		7,229
Net income	11,351	10,002	10,418		6,687

Basic earnings per share:
Income from continuing operations	0.13	0.11	0.12		0.08
Net income	0.13	0.11	0.12		0.08

Diluted earnings per share:
Income from continuing operations	0.13	0.11	0.12		0.08
Net income	0.13	0.11	0.12		0.08

(1)	Includes $2.3 million of other income, reflecting proceeds of business interruption insurance claims related to hurricanes in 2008.

(2)	Includes $3.5 million in legal and related transaction costs associated with the abandoned sale of the U.S. Environmental Services business.

(3)	Includes $2.5 million in asset write-offs and $0.8 million of legal and related transaction costs which were associated with the abandoned sale of the U.S. Environmental Services business.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2009.

Changes in internal control over financial reporting.

There has been no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making its assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Control — Integrated Framework.” We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/  Paul L. Howes
Paul L. Howes
President, Chief Executive Officer

/s/  James E. Braun
James E. Braun
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Newpark Resources, Inc.
The Woodlands, Texas

We have audited the internal control over financial reporting of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 3, 2010 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Houston, Texas
March 3, 2010

ITEM 9B.	Other Information

(a) We held a Special Meeting of Stockholders on November 3, 2009.

(b) Not applicable

(c)	Amendment to the Restated Certificate of Incorporation to increase the authorized shares of common stock from 100,000,000 to 200,000,000 shares:

For	Against	Abstain

63,188,919	12,485,796	6,877

(d) Not applicable

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The information required by this Item is incorporated by reference to the “Executive Officers” and “Election of Directors” sections of the definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders.

Code of Conduct and Ethics

We have adopted a Code of Ethics that applies to all of our directors and senior officers, and a Corporate Compliance and Business Ethics Manual (“Ethics Manual”) that applies to all officers and employees. The Code of Ethics and Ethics Manual are publicly available in the investor relations area of our website at www.newpark.com. This Code of Ethics is incorporated in this report by reference. Copies of our Code of Ethics may also be requested in print by writing to Newpark Resources, Inc., 2700 Research Forest Drive, Suite 100, The Woodlands, Texas, 77381.

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference to the “Executive Compensation” section of the definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the “Ownership of Common Stock” section of the definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the “Related Person Transactions” and “Director Independence” sections of the definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the “Independent Auditor” section of the definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders.

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

3.	Exhibits

The exhibits listed are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

3.1		Restated Certificate of Incorporation of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K405 for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).
3.2		Certificate of Designation of Series A Cumulative Perpetual Preferred Stock of Newpark Resources, Inc. incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 27, 1999 (SEC File No. 001-02960).
3.3		Certificate of Designation of Series B Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 7, 2000 (SEC File No. 001-02960).
3.4		Certificate of Rights and Preferences of Series C Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 4, 2001 (SEC File No. 001-02960).
3.5		Certificate of Amendment to the Restated Certificate of Incorporation of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 4, 2009 (SEC File No. 001-02960).
3.6		Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 13, 2007 (SEC File No. 001-02960).
*10	.1	Amended and Restated 1993 Non-Employee Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).
*10	.2	1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the year ended December 31, 1995 filed on March 11, 1996 (SEC File No. 001-02960).
*10	.3	Form of Stock Option under 1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
10.4		Agreement, dated May 30, 2000, between the registrant and Fletcher International Ltd., a Bermuda company, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 7, 2000 (SEC File No. 001-02960).

10.5		Agreement, dated December 28, 2000, between the registrant and Fletcher International Limited, a Cayman Islands company, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 4, 2001 (SEC File No. 001-02960).
*10	.6	Newpark Resources, Inc. 2003 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 3, 2005 (SEC File No. 001-02960).
*10	.7	Newpark Resources, Inc. 2003 Long Term Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2007 filed on March 7, 2008 (SEC File No. 001-02960).
*10	.8	Form of Award Agreement under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
*10	.9	Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).
*10	.10	Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).
*10	.11	Amended and Restated Employment Agreement, dated as of December 31, 2008, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2009 (SEC File No. 001-02960).
*10	.12	Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10	.13	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10	.14	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and James E. Braun, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).
*10	.15	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).
*10	.16	Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (SEC File No. 001-02960).
*10	.17	Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).
*10	.18	Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated April 20, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).
10.19		Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).
10.20		Membership Interests Purchase Agreement dated October 10, 2007 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., Trinity TLM Acquisitions, LLC and Trinity Storage Services, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 7, 2007 (SEC File No. 001-02960).

10.21		Amended and Restated Credit Agreement among Newpark Resources, Inc., JPMORGAN CHASE BANK, N.A., as Administrative Agent CALYON NEW YORK BRANCH, as Syndication Agent, and BANK OF AMERICA, N.A., as Documentation Agent, dated December 21, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2007 (SEC File No. 001-02960).
*10	.22	First Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).
*10	.23	Amendment One to the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).
*10	.24	Newpark Resources, Inc., 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).
*10	.25	Employment Agreement, dated as of June 2, 2008, by an between Newpark Resources, Inc. and William D. Moss, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006 (SEC File no. 001-02960).
10.26		Termination, Release and Transaction Fee Agreement, dated as of April 10, 2008, by and among Newpark Resources, Inc. Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., Trinity Storage Services, L.P. and Trinity TLM Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2008 (SEC File No. 001-02960).
10.27		Membership Interests Purchase Agreement dated as of April 16, 2008 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., CCS Inc. and CCS Midstream Services, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).
10.28		Amendment No. 1 to the Membership Interests Purchase Agreement dated as of June 20, 2008 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., CCS Inc. and CCS Midstream Services, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed on October 31, 2008 (SEC File No. 001-02960.
10.29		Amendment No. 2 to the Membership Interests Purchase Agreement, dated as of September 30, 2008, by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., CCS Inc., and CCS Midstream Services, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed on October 31, 2008 (SEC File No. 001-02960).
10.30		Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).
*10	.31	Non-Statutory Stock Option Agreement dated May 18, 2006 between Newpark Resources, Inc. and Sean Mikaelian, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-141577).
†*10	.32	Employment Agreement between Newpark Resources, inc. and Samuel Cooper dated November 7, 2006.
*10	.33	Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated April 20, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10	.34	Amendment to Employment Agreement between Newpark Resources, Inc. and James E. Braun dated April 21, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-L filed on April 23, 2009 (SEC File No. 001-02960).
*10	.35	Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated April 22, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

*10	.36	Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola dated April 22, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10	.37	Amendment to Employment Agreement between Newpark Resources, Inc. and William D. Moss dated April 23, 2009, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10	.38	Amendment to Employment Agreement between Newpark Resources, Inc. and Samuel Cooper dated April 22, 2009, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
10.39		First Amendment and Waiver to Amended and Restated Credit Agreement among Newpark Resources, Inc., JPMORGAN CHASE BANK, N.A., as Administrative Agent CALYON NEW YORK BRANCH, as Syndication Agent, and BANK OF AMERICA, N.A., as Documentation Agent, dated July 17, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2009 (SEC File No. 001-02960).
*10	.40	Extension Letter Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated November 30, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10	.41	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and James E. Braun dated November 30, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10	.42	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated November 30, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10	.43	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola dated November 30, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10	.44	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and William D. Moss dated November 30, 2009, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10	.45	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Samuel Cooper dated November 30, 2009, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10	.46	Director Compensation Summary, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed on March 9, 2009 (SEC File No. 001-02960).
†21	.1	Subsidiaries of the Registrant.
†23	.1	Consent of Independent Registered Public Accounting Firm.
†23	.2	Consent of Independent Registered Public Accounting Firm.
†31	.1	Certification of Paul L. Howes pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of James E. Braun pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32	.2	Certification of James E. Braun pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Management compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NEWPARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes
President and Chief Executive Officer

Dated: March 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul L. Howes Paul L. Howes	President, Chief Executive Office and Director (Principal Executive Officer)	March 3, 2010

/s/ James E. Braun James E. Braun	Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2010

/s/ Gregg S. Piontek Gregg S. Piontek	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2010

/s/ Jerry W. Box Jerry W. Box	Chairman of the Board	March 3, 2010

/s/ James W. McFarland James W. McFarland	Director, Member of Audit Committee	March 3, 2010

/s/ G. Stephen Finley G. Stephen Finley	Director, Member of Audit Committee	March 3, 2010

/s/ Gary L. Warren Gary L. Warren	Director, Member of Audit Committee	March 3, 2010

/s/ David C. Anderson David C. Anderson	Director	March 3, 2010

NEWPARK RESOURCES, INC

EXHIBIT INDEX

The exhibits listed are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

3.1		Restated Certificate of Incorporation of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K405 for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).
3.2		Certificate of Designation of Series A Cumulative Perpetual Preferred Stock of Newpark Resources, Inc. incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 27, 1999 (SEC File No. 001-02960).
3.3		Certificate of Designation of Series B Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 7, 2000 (SEC File No. 001-02960).
3.4		Certificate of Rights and Preferences of Series C Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 4, 2001 (SEC File No. 001-02960).
3.5		Certificate of Amendment to the Restated Certificate of Incorporation of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 4, 2009 (SEC File No. 001-02960).
3.6		Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 13, 2007 (SEC File No. 001-02960).
*10	.1	Amended and Restated 1993 Non-Employee Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).
*10	.2	1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the year ended December 31, 1995 filed on March 11, 1996 (SEC File No. 001-02960).
*10	.3	Form of Stock Option under 1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
10.4		Agreement, dated May 30, 2000, between the registrant and Fletcher International Ltd., a Bermuda company, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 7, 2000 (SEC File No. 001-02960).
10.5		Agreement, dated December 28, 2000, between the registrant and Fletcher International Limited, a Cayman Islands company, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 4, 2001 (SEC File No. 001-02960).
*10	.6	Newpark Resources, Inc. 2003 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 3, 2005 (SEC File No. 001-02960).
*10	.7	Newpark Resources, Inc. 2003 Long Term Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2007 filed on March 7, 2008 (SEC File No. 001-02960).
*10	.8	Form of Award Agreement under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
*10	.9	Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).
*10	.10	Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).
*10	.11	Amended and Restated Employment Agreement, dated as of December 31, 2008, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2009 (SEC File No. 001-02960).

*10	.12	Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10	.13	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10	.14	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and James E. Braun, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).
*10	.15	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).
*10	.16	Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (SEC File No. 001-02960).
*10	.17	Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).
*10	.18	Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated April 20, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).
10.19		Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).
10.20		Membership Interests Purchase Agreement dated October 10, 2007 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., Trinity TLM Acquisitions, LLC and Trinity Storage Services, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 7, 2007 (SEC File No. 001-02960).
10.21		Amended and Restated Credit Agreement among Newpark Resources, Inc., JPMORGAN CHASE BANK, N.A., as Administrative Agent CALYON NEW YORK BRANCH, as Syndication Agent, and BANK OF AMERICA, N.A., as Documentation Agent, dated December 21, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2007 (SEC File No. 001-02960).
*10	.22	First Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).
*10	.23	Amendment One to the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).
*10	.24	Newpark Resources, Inc., 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).
*10	.25	Employment Agreement, dated as of June 2, 2008, by an between Newpark Resources, Inc. and William D. Moss, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006 (SEC File no. 001-02960).
10.26		Termination, Release and Transaction Fee Agreement, dated as of April 10, 2008, by and among Newpark Resources, Inc. Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., Trinity Storage Services, L.P. and Trinity TLM Acquisitions, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2008 (SEC File No. 001-02960).
10.27		Membership Interests Purchase Agreement dated as of April 16, 2008 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., CCS Inc. and CCS Midstream Services, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).

10.28		Amendment No. 1 to the Membership Interests Purchase Agreement dated as of June 20, 2008 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., CCS Inc. and CCS Midstream Services, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed on October 31, 2008 (SEC File No. 001-02960.
10.29		Amendment No. 2 to the Membership Interests Purchase Agreement, dated as of September 30, 2008, by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Texas, L.L.C., CCS Inc., and CCS Midstream Services, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed on October 31, 2008 (SEC File No. 001-02960).
10.30		Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).
*10	.31	Non-Statutory Stock Option Agreement dated May 18, 2006 between Newpark Resources, Inc. and Sean Mikaelian, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-141577).
†*10	.32	Employment Agreement between Newpark Resources, inc. and Samuel Cooper dated November 7, 2006.
*10	.33	Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated April 20, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10	.34	Amendment to Employment Agreement between Newpark Resources, Inc. and James E. Braun dated April 21, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-L filed on April 23, 2009 (SEC File No. 001-02960).
*10	.35	Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated April 22, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10	.36	Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola dated April 22, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10	.37	Amendment to Employment Agreement between Newpark Resources, Inc. and William D. Moss dated April 23, 2009, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10	.38	Amendment to Employment Agreement between Newpark Resources, Inc. and Samuel Cooper dated April 22, 2009, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
10.39		First Amendment and Waiver to Amended and Restated Credit Agreement among Newpark Resources, Inc., JPMORGAN CHASE BANK, N.A., as Administrative Agent CALYON NEW YORK BRANCH, as Syndication Agent, and BANK OF AMERICA, N.A., as Documentation Agent, dated July 17, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2009 (SEC File No. 001-02960).
*10	.40	Extension Letter Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated November 30, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10	.41	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and James E. Braun dated November 30, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10	.42	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated November 30, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10	.43	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola dated November 30, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).

*10	.44	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and William D. Moss dated November 30, 2009, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10	.45	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Samuel Cooper dated November 30, 2009, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10	.46	Director Compensation Summary, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed on March 9, 2009 (SEC File No. 001-02960).
†21	.1	Subsidiaries of the Registrant.
†23	.1	Consent of Independent Registered Public Accounting Firm.
†23	.2	Consent of Independent Registered Public Accounting Firm.
†31	.1	Certification of Paul L. Howes pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of James E. Braun pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32	.2	Certification of James E. Braun pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Management compensation plan or agreement