Form 10-Q
period 2010-03-31
NEWPARK RESOURCES INC
filed 2010-05-10
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 27, 2010, a total of 88,990,682 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
MARCH 31, 2010
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking statements in other materials we release to the public. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified in Item 1A in Part II of this Quarterly Report, Item 1A, “Risk Factors,” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, and those set forth from time to time in our filings with the Securities and Exchange Commission, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.
We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in Item 1A in Part II of this Quarterly Report and Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(In thousands, except share data)	2010	2009
ASSETS
Cash and cash equivalents	$12,266	$11,534
Receivables, net	153,986	122,386
Inventories	105,359	115,495
Deferred tax asset	20,075	7,457
Prepaid expenses and other current assets	11,819	11,740

Total current assets	303,505	268,612

Property, plant and equipment, net	220,298	224,625
Goodwill	62,097	62,276
Other intangible assets, net	15,219	16,037
Other assets	4,669	13,564

Total assets	$605,788	$585,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign bank lines of credit	$7,378	$6,901
Current maturities of long-term debt	10,232	10,319
Accounts payable	61,613	62,992
Accrued liabilities	28,258	25,290

Total current liabilities	107,481	105,502

Long-term debt, less current portion	110,666	105,810
Deferred tax liability	8,871	2,083
Other noncurrent liabilities	4,421	3,697

Total liabilities	231,439	217,092

Commitments and contingencies (Note 6)

Common stock, $0.01 par value, 200,000,000 shares authorized 91,686,001 and 91,672,871 shares issued, respectively	917	917
Paid-in capital	461,350	460,544
Accumulated other comprehensive income	6,243	8,635
Retained deficit	(78,878)	(86,660)
Treasury stock, at cost; 2,705,857 and 2,727,765 shares, respectively	(15,283)	(15,414)

Total stockholders’ equity	374,349	368,022

Total liabilities and stockholders’ equity	$605,788	$585,114

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2010	2009

Revenues	$160,798	$126,938

Cost of revenues	133,518	123,512
Selling, general and administrative expenses	14,413	16,230
Other income, net	(842)	(25)

Operating income (loss)	13,709	(12,779)

Foreign currency exchange (gain) loss	(611)	29
Interest expense	2,148	1,650

Income (loss) from operations before income taxes	12,172	(14,458)
Provision for income taxes	4,390	(2,454)

Net income (loss)	$7,782	$(12,004)

Basic weighted average common shares outstanding	88,654	88,323
Diluted weighted average common shares outstanding	88,867	88,323

Income (loss) per common share — basic	$0.09	$(0.14)
Income (loss) per common share — diluted	$0.09	$(0.14)
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2010	2009

Net income (loss)	$7,782	$(12,004)

Changes in fair value of interest rate swap, net of tax	(10)	72
Foreign currency translation adjustments	(2,382)	(3,117)

Comprehensive income (loss)	$5,390	$(15,049)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$7,782	$(12,004)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	6,711	6,927
Stock-based compensation expense	870	427
Provision for deferred income taxes	3,147	(3,596)
Provision for doubtful accounts	239	587
Loss (gain) on sale of assets	348	(224)
Change in assets and liabilities:
(Increase) decrease in receivables	(32,724)	74,374
Decrease in inventories	9,183	5,520
(Increase) decrease in other assets	(261)	2,543
Decrease in accounts payable	(1,134)	(30,958)
Increase (decrease) in accrued liabilities and other	3,470	(10,558)

Net cash (used in) provided by operating activities	(2,369)	33,038

Cash flows from investing activities:
Capital expenditures	(2,029)	(7,540)
Proceeds from sale of property, plant and equipment	48	533

Net cash used in investing activities	(1,981)	(7,007)

Cash flows from financing activities:
Borrowings on lines of credit	45,409	48,827
Payments on lines of credit	(39,564)	(73,784)
Principal payments on notes payable and long-term debt	(186)	(96)
Long-term borrowings	—	740
Proceeds from employee stock plans	48	103
Purchase of treasury stock	(86)	(202)

Net cash provided by (used in) in financing activities	5,621	(24,412)

Effect of exchange rate changes on cash	(539)	(562)

Net increase in cash and cash equivalents	732	1,057

Cash and cash equivalents at beginning of period	11,534	8,252

Cash and cash equivalents at end of period	$12,266	$9,309

Cash paid for:
Income taxes (net of refunds)	$1,132	$1,853
Interest	$2,269	$1,426
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Our fiscal year end is December 31 and our first quarter represents the three month period ending March 31. The results of operations for the first quarter of 2010 are not necessarily indicative of the results to be expected for the entire year.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2010, the results of our operations for the first quarter of 2010 and 2009, and our cash flows for the first quarter of 2010 and 2009. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2009 reflects the audited financial statements at that date.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

Note 2 — Earnings per Share
The following table presents the reconciliation of the numerator and denominator for calculating income per share:

	First Quarter
(In thousands, except per share data)	2010	2009

Net income (loss)	$7,782	$(12,004)

Weighted average number of common shares outstanding	88,654	88,323
Add: Net effect of dilutive stock options and restricted stock awards	213	—

Adjusted weighted average number of common shares outstanding	88,867	88,323

Net income (loss) per common share:
Basic	$0.09	$(0.14)
Diluted	$0.09	$(0.14)

Stock options, restricted stock and warrants excluded from calculation of diluted earnings per share because they were anti-dilutive for the period	4,561	5,361

For the first quarter of 2010, we had dilutive stock options and restricted stock of approximately 2.8 million shares, and zero dilutive stock options or restricted stock for the same period in 2009. The resulting net effect of stock options and restricted stock were used in calculating diluted income per share for the period.
On June 1, 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our common stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. Prior to 2006, all outstanding shares of the Series B Preferred Stock were converted to common stock. The Series B Warrant was originally issued with a seven year life, expiring June 1, 2007. This warrant contains certain registration provisions, which, if not met, reduce the exercise price of the warrant by 2.5%, for each year we are not in compliance with the registration requirements, and extend the term of the warrant. Effective May 1, 2009, we became compliant with the registration requirements for the warrant. Previously, we were not in compliance with these requirements which resulted in adjustments to the exercise price and extended the term of the warrant. As of March 31, 2010, the Series B Warrant, as adjusted for certain anti-dilution provisions, remains outstanding and provides for the right to purchase up to approximately 2.1 million shares of our common stock at an exercise price of $8.98, and expires in February 2012.
Note 3 — Receivables, net
Receivables consist of the following:

	March 31,	December 31,
(In thousands)	2010	2009

Gross trade receivables	154,531	123,909
Allowance for doubtful accounts	(6,083)	(5,969)

Net trade receivables	148,448	117,940

Notes and other receivables	5,538	4,446

Total receivables, net	$153,986	$122,386

Note 4 — Inventories
Inventories consist of the following:

	March 31,	December 31,
(In thousands)	2010	2009

Finished goods-mats	$630	$1,681

Raw materials and components:
Drilling fluids	104,157	113,287
Mats	572	527

Total raw materials and components	104,729	113,814

Total	$105,359	$115,495

Note 5 — Fair Value of Financial instruments
Our derivative instruments consist of interest rate swap agreements entered into in January 2008 which effectively fix the underlying LIBOR rate on our borrowings under our term loan. The initial notional amount of the swap agreements totaled $50.0 million reducing by $10.0 million each December, matching the required principal payments under the term loan. As of March 31, 2010, $30.0 million remained outstanding on the term loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable margin to lenders.
The swap agreements represent a cash flow hedge, entered into for the purpose of fixing a portion of our borrowing costs and thereby decreasing the volatility of future cash flows. These agreements are valued based upon “level 2” fair value criteria, where the fair value of these instruments is determined using observable inputs, including quoted prices for similar assets/liabilities and market corroborated inputs as well as quoted prices in inactive markets. The fair value of the interest rate swap arrangements was an obligation of $0.9 million, net of tax as of March 31, 2010 and December 31, 2009, recorded within accrued liabilities.
Our financial instruments include cash and cash equivalents, receivables, payables, debt, and certain derivative financial instruments. We believe the carrying values of these instruments approximated their fair values at March 31, 2010 and December 31, 2009. We estimate the fair value of our derivative instruments by obtaining available market information and quotes from brokers.
At March 31, 2010 and December 31, 2009, the estimated fair value of total debt is equal to the carrying value of $128.3 million and $123.0 million, respectively.
Note 6 — Commitments and Contingencies
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

Note 7 — Segment Data
Summarized operating results for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter
(In thousands)	2010		2009

Revenues
Fluids systems and engineering	$136,310		$106,588
Mats and integrated services	13,620		8,863
Environmental services	10,868		11,487

Total revenues	$160,798		$126,938

Operating income (loss)
Fluids systems and engineering	$12,414		$(5,574	)(2)
Mats and integrated services	2,714	(1)	(3,414	)(2)
Environmental services	2,679		1,157
Corporate office	(4,098)		(4,948	)(2)

Operating income (loss)	$13,709		$(12,779)

(1)	Includes $0.9 million of other income reflecting proceeds from insurance claims related to Hurricane Ike in 2008.

(2)
The first quarter of 2009 includes employee termination and related charges of $2.0 million in fluids systems and engineering, $0.4 million in mats and integrated services and $0.2 million in our corporate office.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our consolidated financial statements and notes to consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2009. Our first quarter represents the three month period ended March 31.
Overview
We are a diversified oil and gas industry supplier, and have three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services. We provide these products and services primarily to the oil and gas exploration (“E&P”) industry domestically in the U.S. Gulf Coast, West Texas, Oklahoma, East Texas, North Louisiana, Rocky Mountains and Northeast regions, as well as Canada, Brazil, United Kingdom (“U.K.”), Mexico and certain areas of Europe and North Africa. Further, we established a presence outside the E&P sector, particularly in Mats and Integrated Services, where we are marketing to utilities, municipalities and government sectors.
Our operating results depend, to a large extent, on oil and gas drilling activity levels in the markets we serve, as well as the depth of drilling, which governs the revenue potential of each well. The drilling activity in turn, depends on oil and gas commodity pricing, inventory levels and product demand. Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the first quarter of 2010, as compared to the comparable period of the prior year is as follows:

	First Quarter		2010 vs 2009
	2010	2009	Count	%

U.S. Rig Count	1,333	1,344	(11)	(1%)
Canadian Rig Count	449	332	117	35%

North America	1,782	1,676	106	6%

Source: Baker Hughes Incorporated
During the first half of 2009, North American drilling activity declined dramatically from levels experienced in previous years. In response to these declines, we executed cost reduction programs during 2009 including workforce reductions, reduced discretionary spending, salary reductions, as well as reductions in capital expenditures in North America. As part of this cost reduction program, we reduced our North American workforce by 548 employees, in addition to eliminating substantially all contract employee positions. As a result of these workforce reductions, operating results for the first quarter of 2009 include $2.6 million of charges associated with employee termination and related costs.

First Quarter of 2010 Compared to First Quarter of 2009
Results of Operations
Summarized results of operations for the first quarter of 2010 compared to the first quarter of 2009 are as follows:

	First Quarter		2010 vs 2009
(In thousands)	2010	2009	$

Revenues	$160,798	$126,938	$33,860
Cost of revenues	133,518	123,512	10,006
Selling, general and administrative expenses	14,413	16,230	(1,817)
Other income, net	(842)	(25)	(817)

Operating income (loss)	13,709	(12,779)	26,488

Foreign currency exchange (gain) loss	(611)	29	(640)
Interest expense, net	2,148	1,650	498

Income (loss) from operations before income taxes	12,172	(14,458)	26,630
Provision for income taxes	4,390	(2,454)	6,844

Income (loss) from operations	$7,782	$(12,004)	$19,786

Revenues
Revenues were $160.8 million in the first quarter of 2010, reflecting a 27% increase from the $126.9 million reported in the first quarter of 2009. This increase in revenues is primarily driven by the expansion into new markets, including $12.3 million of increased revenues from Brazil and $5.5 million from the Northeast U.S. region, along with share gains in our existing U.S. markets. Additional information regarding these increases is provided within the operating segment results below.
Cost of revenues
Cost of revenues were $133.5 million in the first quarter of 2010, reflecting an 8% increase from the $123.5 million reported in the first quarter of 2009. The increase is primarily driven by the 27% increase in revenues, largely offset by the benefits of the 2009 cost reduction programs, workforce reductions and non-recurring employee termination and related costs recorded in the first quarter of 2009. Additional information regarding these declines is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses declined $1.8 million to $14.4 million in the first quarter of 2010 from $16.2 million for the first quarter of 2009. The decrease includes $0.6 million in fluids systems and engineering and $0.8 million in the corporate office, and is primarily attributable to the impact of cost reduction programs implemented during 2009, partially offset by a $1.8 million increase in performance-based employee incentive costs in the 2010 period.
Other income, net
Other income, net was $0.8 million during the first quarter of 2010, primarily reflecting proceeds from insurance claims within our Mats and Integrated Services business, resulting from Hurricane Ike in 2008.
Foreign currency exchange
Foreign currency exchange was a $0.6 million gain in the first quarter of 2010, reflecting the impact of non-functional currency fluctuations in our foreign operations.

Interest expense, net
Interest expense, net totaled $2.1 million for the first quarter of 2010 compared to $1.7 million for the first quarter of 2009. The increase in interest expense is primarily attributable to higher interest rates following the First Amendment and Waiver to the Amended Credit Agreement (“First Amendment”), which was entered into in July 2009. Following the First Amendment, the weighted average borrowing rate under our credit facilities was 5.40% at March 31, 2010, compared to a weighted average borrowing rate of 3.52% at March 31, 2009. See additional discussion regarding the First Amendment in Liquidity and Capital Resources below.
Provision for income taxes
The provision for income taxes for the first quarter of 2010 was a $4.4 million expense, reflecting an effective tax rate of 36.1%, compared to a $2.5 million benefit for the first quarter of 2009, reflecting an effective tax rate of 17.0%. The low effective tax rate in the first quarter of 2009 is primarily due to the write off of a previously recognized net operating loss carryforward tax asset in Canada, along with losses generated in certain foreign countries for which the recording of a tax benefit is not permitted.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter		2010 vs 2009
(In thousands)	2010	2009	$	%

Revenues
Fluids systems and engineering	$136,310	$106,588	$29,722	28%
Mats and integrated services	13,620	8,863	4,757	54%
Environmental services	10,868	11,487	(619)	(5%)

Total revenues	$160,798	$126,938	$33,860	26.7%

Operating income (loss)
Fluids systems and engineering	$12,414	$(5,574)	$17,988
Mats and integrated services	2,714	(3,414)	6,128
Environmental services	2,679	1,157	1,522
Corporate office	(4,098)	(4,948)	850

Operating income (loss)	$13,709	$(12,779)	$26,488

Segment operating margin
Fluids systems and engineering	9.1%	(5.2%)
Mats and integrated services	19.9%	(38.5%)
Environmental services	24.7%	10.1%
Fluids Systems and Engineering
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2010 vs 2009
(In thousands)	2010	2009	$	%

Drilling fluids and engineering	$78,438	$60,936	$17,502	29%
Completion fluids and services	8,339	8,919	(580)	(7%)
Industrial minerals	12,118	8,885	3,233	36%

Total North America	98,895	78,740	20,155	26%
Mediterranean	22,277	25,037	(2,760)	(11%)
Brazil	15,138	2,811	12,327	439%

Total	$136,310	$106,588	$29,722	28%

North America revenues increased 26% to $98.9 million for the first quarter of 2010, as compared to $78.7 million for the first quarter of 2009. Drilling fluids and engineering revenues increased 29% which is largely attributable to expansion in the Northeast U.S. region, market share gains in East Texas and North Louisiana, and increased activity in Canada. Our completion fluids and services activity was down 7%. Our wholesale industrial minerals revenues were up 36%, relatively consistent with our growth in drilling fluids and engineering.
Mediterranean revenues decreased 11% compared to the first quarter of 2009, reflecting fluctuations caused by the timing of specific customer drilling activities in the North African markets and unusually cold weather in Eastern Europe. Brazil revenues in the first quarter of 2010 were up $12.3 million, reflecting the continued ramp-up in activity in that market.
Operating Income
Operating income for this segment was $12.4 million in the first quarter of 2010, reflecting an improvement of $18.0 million from a $5.6 million operating loss for the same period in 2009. Substantially all of this improvement was generated by the North American operations, which generated a $17.9 million improvement in operating income. This improvement is primarily attributable to the incremental profit from a $20.2 million increase in revenues described above, combined with lower freight costs on barite ore, operating expense reductions from programs implemented during 2009, and $2.0 million of first quarter 2009 charges associated with employee terminations.
Operating income from international operations increased $0.1 million, including a $1.9 million increase in Brazil, resulting from the increased revenue levels. This increase was offset by a $1.8 decline in the Mediterranean operations, resulting from the $2.8 million decline in revenues in this region.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2010 vs 2009
(In thousands)	2010	2009	$	%

Mat rental and integrated services	$7,730	$7,421	$309	4%
Mat sales	5,890	1,442	4,448	308%

Total	$13,620	$8,863	$4,757	54%

The $0.3 million increase in mat rental and integrated services revenues in the first quarter of 2010 compared to the first quarter of 2009 is primarily attributable to a $2.2 million increase in the Northeast U.S. region and a $0.3 million increase in the U.K., largely offset by a $2.2 million decrease in Colorado.
Mat sales primarily consist of export sales of composite mats to various international markets, as well as to non-oilfield industries domestically. Mat sales increased by $4.4 million in the first quarter of 2010 from the first quarter of 2009, as demand for these products has improved from the E&P and other industries, following the economic downturn in 2009.
Operating Income
Segment operating income increased by $6.1 million to $2.7 million for the first quarter of 2010. This improvement in operating income is primarily attributable to the $4.8 million increase in revenues, along with $2.5 million in operating expense reductions associated with 2009 cost reduction programs, including $0.4 million of employee termination costs incurred in the prior year. In addition, the first quarter of 2010 included $0.9 million of other income reflecting proceeds for insurance claims related to Hurricane Ike in 2008.

Environmental Services
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2010 vs 2009
(In thousands)	2010	2009	$	%

E&P waste — Gulf Coast	$7,928	$8,393	$(465)	(6%)
E&P waste — West Texas	645	1,063	(418)	(39%)
NORM and industrial waste	2,295	2,031	264	13%

Total	$10,868	$11,487	$(619)	(5%)

E&P waste revenues in the Gulf Coast region decreased 6% to $7.9 million in the first quarter of 2010 compared to the first quarter of 2009. This decline in revenues is primarily due to changes in sales mix and pricing, as volumes processed were relatively unchanged from prior year.
E&P waste revenues in West Texas decreased by 39% to $0.6 million in the first quarter of 2010 compared to the first quarter of 2009, primarily due to lower volumes processed.
NORM and industrial waste revenues increased by 13% to $2.3 million in the first quarter of 2010, compared to the first quarter of 2009, due primarily to a 27% increase in NORM volumes processed.
Operating Income
Environmental services operating income increased by $1.5 million in the first quarter of 2010, despite a $0.6 million decline in revenues compared to the first quarter of 2009. The impact of the lower revenues was more than offset by operating expense reductions, including a $0.9 million reduction in equipment rental expenses, a $0.5 million reduction in personnel expenses, and a $0.3 million reduction in waste transportation expenses.
Liquidity and Capital Resources
Net cash used by operating activities during the first quarter of 2010 totaled $2.4 million. Net income adjusted for non-cash items provided $19.1 million of cash during the period, while increases in working capital used $21.5 million of cash. The increase in working capital during the period includes $32.7 million from increases in receivables reflecting the impact of increased revenue levels, partially offset by a $9.2 million decrease in inventories.
Net cash used in investing activities during the first quarter of 2010 was $2.0 million, consisting primarily of capital expenditures. Net cash provided by financing activities during the first quarter of 2010 was $5.6 million, reflecting net borrowings on our revolving credit facilities during the period.
We anticipate that our working capital requirements for our operations will fluctuate with our sales activity in the near term. Cash generated by operations along with availability under our existing credit agreement is expected to be adequate to fund our anticipated capital needs.

Our capitalization was as follows as of:

	March 31,	December 31,
(In thousands)	2010	2009

Term loan	$30,000	$30,000
Revolving credit facility	90,000	85,000
Foreign bank lines of credit	7,378	6,901
Other	898	1,129

Total	128,276	123,030
Stockholder’s equity	374,349	368,022

Total capitalization	$502,625	$491,052

Total debt to capitalization	25.5%	25.1%

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

	March 31,	June 30,
	2010	2010	Thereafter

Fixed charge coverage ratio (minimum)	1.00	1.10	1.20

Consolidated leverage ratio (maximum)	3.50	3.00	3.00
Historically, our performance for financial covenant compliance purposes was based on our trailing four fiscal quarter results. Under the First Amendment, financial covenant calculations will utilize annualized results beginning with the third quarter of 2009, and continuing through the first quarter of 2010, after which time the calculations will return to using trailing four fiscal quarter results.
We were in compliance with these covenants as of March 31, 2010, and expect to remain in compliance through March 31, 2011. The calculated performance for these covenants as of March 31, 2010 is as follows:

	Covenant	Calculation as of
	Requirement	March 31, 2010

Fixed charge coverage ratio	1.00 minimum	2.34

Consolidated leverage ratio	3.50 maximum	2.09

Funded debt-to-captalization ratio	45.0% maximum	24.4%

The First Amendment also reduced the revolving credit facility from $175.0 million to $150.0 million, and provided for adjustments in the interest rates and commitment fees under the credit facility. Under the Credit Agreement, as amended by the First Amendment, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 400 to 750 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 300 to 650 basis points. The First Amendment also increased the commitment fee rate payable under the credit facility, which is now fixed at 50 basis points. The applicable margin on LIBOR borrowings at March 31, 2010 was 425 basis points.
As of March 31, 2010, $89.0 million of the outstanding principal of the revolving credit facility was bearing interest at LIBOR plus 425 basis points, or 4.52%, while the remaining $1.0 million in outstanding principal was bearing interest at Prime Rate plus 325 basis points, or 6.25%. In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under the Term Loan. The initial notional amount of the swap agreements totaled $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the Term Loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% over the term of the loan plus the applicable margin to lenders, which was 425 basis points at March 31, 2010. The weighted average interest rate on the outstanding balances under our Credit Agreement including the interest rate swaps as of March 31, 2010 and December 31, 2009 was 5.40% and 5.55%, respectively.
The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.
At March 31, 2010, $3.6 million in letters of credit were issued and outstanding relating to our insurance programs. In addition, we had $90.0 million outstanding under our revolving credit facility at March 31, 2010, leaving $56.4 million of availability at that date. Additionally, we had $1.5 million in letters of credit outstanding relating to foreign operations.
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
For additional discussion of our critical accounting estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009. Our critical accounting policies have not changed materially since December 31, 2009.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
Our policy is to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At March 31, 2010, we had total debt outstanding of $128.3 million.

In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR interest rate on our borrowings under the term loan portion of our credit facility. The initial notional amount of the swap agreements totaled $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the term loan. As of March 31, 2010, $30.0 million remained outstanding under this term loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable margin to lenders, over the term of the loan.
The remaining $98.3 million of debt outstanding at March 31, 2010 bears interest at a floating rate, which was a weighted average of 4.62% at March 31, 2010. At the March 31, 2010 balance, a 200 basis point increase in market interest rates during 2010 would cause our annual interest expense to increase approximately $2.0 million, resulting in a $0.01 per diluted share reduction in annual net earnings.
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
Evaluation of disclosure controls and procedures
Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2010, the end of the period covered by this quarterly report.
Changes in internal control over financial reporting
There has been no change in internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings
The information set forth in the legal proceedings section of Note 6, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

ITEM 1A.	Risk Factors
Information regarding risk factors appears in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2009. The risk factor described below updates, and should be read in conjunction with, the risk factors identified in our Annual Report on Form 10-K for the period ended December 31, 2009.
Our operations could be adversely impacted by the recent drilling rig accident and resulting oil spill.
On Thursday, April 22, 2010, a deepwater Gulf of Mexico drilling rig, Deepwater Horizon, sank after an apparent blowout and fire. Although attempts are ongoing to stop the discharge of hydrocarbons from the well, currently, the well continues to leak and the spill area continues to grow. We have ongoing operations in the Gulf of Mexico which could possibly be threatened by the oil spill. If conditions continue to deteriorate, among other things, our customers may possibly be forced to curtail or cease operations in the areas impacted by the spill, resulting in less demand for our drilling fluids and waste disposal services. Further, our facilities on the coast of the Gulf of Mexico may be forced to suspend operations as a result of impacts from the spill, or our ability to transport drilling fluids material and waste for disposal utilizing barges may be impacted. Either of these events could potentially result in a reduction in revenues or an increase in our costs.

We cannot predict the full impact of the incident and resulting spill on our operations. In addition, we cannot predict how government or regulatory agencies will respond to the incident or whether changes in laws and regulations concerning operations in the Gulf of Mexico, or more generally throughout the U.S. will be enacted. Significant changes in regulations regarding future exploration and production activities in the Gulf of Mexico or other government or regulatory actions could reduce drilling and production activity, or increase the costs of our services, which could have a material adverse impact on our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended March 31, 2010:

				Total Number of	Maximum Approximate Dollar
				Shares Purchased as Part	Value of Shares that May Yet
	Total Number of		Average Price	of Publicly Announced	be Purchased Under
Period	Shares Purchased		per Share	Plans or Programs	the Plans or Programs
January 1 - 31, 2010	—		—	—	$9.9 million
February 1 - 28, 2010	—		—	—	$9.9 million
March 1 - 31, 2010	15,628	(1)	$5.47	—	$9.9 million

Total	15,628		$5.47	—

(1)	The shares purchased represent shares surrendered in lieu of taxes under vesting of restricted stock awards. These shares were not acquired as part of the stock repurchase plan.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information
Not applicable.

ITEM 6.	Exhibits

10.1	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).

10.2
Letter agreement, dated as of March 3, 2010, between Newpark Resources, Inc. and William D. Moss, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2010 (SEC File No. 001-02960).

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
Date: May 10, 2010

NEWPARK RESOURCES, INC.
By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James E. Braun
James E. Braun, Vice President and
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gregg S. Piontek
Gregg Piontek, Vice President,
Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).

10.2
Letter agreement, dated as of March 3, 2010, between Newpark Resources, Inc. and William D. Moss, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2010 (SEC File No. 001-02960).

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.