Form 10-Q
period 2010-06-30
NEWPARK RESOURCES INC
filed 2010-07-30
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐       No ☑
As of July 20, 2010, a total of 89,881,847 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2010
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

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2010	2009

ASSETS
Cash and cash equivalents	$12,213	$11,534
Receivables, net	172,475	122,386
Inventories	116,470	115,495
Deferred tax asset	35,315	7,457
Prepaid expenses and other current assets	12,060	11,740

Total current assets	348,533	268,612

Property, plant and equipment, net	215,336	224,625
Goodwill	60,873	62,276
Other intangible assets, net	14,350	16,037
Other assets	4,366	13,564

Total assets	$643,458	$585,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign bank lines of credit	$5,286	$6,901
Current maturities of long-term debt	10,192	10,319
Accounts payable	76,183	62,992
Accrued liabilities	31,397	25,290

Total current liabilities	123,058	105,502

Long-term debt, less current portion	104,588	105,810
Deferred tax liability	30,378	2,083
Other noncurrent liabilities	4,224	3,697

Total liabilities	262,248	217,092

Commitments and contingencies (Note 6)

Common stock, $0.01 par value, 200,000,000 shares authorized 92,599,210 and 91,672,871 shares issued, respectively	926	917
Paid-in capital	463,366	460,544
Accumulated other comprehensive income	307	8,635
Retained deficit	(68,038)	(86,660)
Treasury stock, at cost; 2,717,363 and 2,727,765 shares, respectively	(15,351)	(15,414)

Total stockholders’ equity	381,210	368,022

Total liabilities and stockholders’ equity	$643,458	$585,114

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2010	2009	2010	2009

Revenues	$181,352	$109,599	$342,150	$236,537

Cost of revenues	145,299	103,906	278,817	227,418
Selling, general and administrative expenses	16,360	15,652	30,773	31,882
Other income, net	(203)	(37)	(1,045)	(62)

Operating income (loss)	19,896	(9,922)	33,605	(22,701)

Foreign currency exchange gain	(1,213)	(590)	(1,824)	(561)
Interest expense	2,228	1,600	4,376	3,250

Income (loss) from operations before income taxes	18,881	(10,932)	31,053	(25,390)
Provision for income taxes	8,041	(2,145)	12,431	(4,599)

Net income (loss)	$10,840	$(8,787)	$18,622	$(20,791)

Basic weighted average common shares outstanding	88,818	88,514	88,737	88,430
Diluted weighted average common shares outstanding	89,392	88,514	89,079	88,430

Income (loss) per common share — basic	$0.12	$(0.10)	$0.21	$(0.24)
Income (loss) per common share — diluted	$0.12	$(0.10)	$0.21	$(0.24)
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Net income (loss)	$10,840	$(8,787)	$18,622	$(20,791)

Changes in fair value of interest rate swap, net of tax	49	255	39	327
Foreign currency translation adjustments	(5,985)	6,074	(8,367)	2,957

Comprehensive income (loss)	$4,904	$(2,458)	$10,294	$(17,507)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$18,622	$(20,791)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Non-cash impairment charges	150	941
Depreciation and amortization	13,298	14,093
Stock-based compensation expense	1,930	1,190
Provision for deferred income taxes	9,402	(6,256)
Provision for doubtful accounts	542	1,533
Gain on sale of assets	(189)	(265)
Change in assets and liabilities:
(Increase) decrease in receivables	(54,167)	111,652
(Increase) decrease in inventories	(4,132)	12,658
(Increase) decrease in other assets	(558)	427
Increase (decrease) in accounts payable	15,742	(45,083)
Increase (decrease) in accrued liabilities and other	7,162	(12,592)

Net cash provided by operating activities	7,802	57,507

Cash flows from investing activities:
Capital expenditures	(5,995)	(14,139)
Proceeds from sale of property, plant and equipment	1,318	734

Net cash used in investing activities	(4,677)	(13,405)

Cash flows from financing activities:
Borrowings on lines of credit	99,027	84,934
Payments on lines of credit	(100,782)	(128,701)
Principal payments on notes payable and long-term debt	(305)	(195)
Proceeds from employee stock plans	902	104
Purchase of treasury stock	(153)	(212)

Net cash used in financing activities	(1,311)	(44,070)

Effect of exchange rate changes on cash	(1,135)	(1,573)

Net increase in cash and cash equivalents	679	(1,541)
Cash and cash equivalents at beginning of period	11,534	8,252

Cash and cash equivalents at end of period	$12,213	$6,711

Cash paid for:
Income taxes (net of refunds)	$4,249	$3,023
Interest	$4,474	$2,819
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Current Report on Form 8-K, filed with the SEC on May 12, 2010 (“Form 8-K”). Our fiscal year end is December 31, our second quarter represents the three month period ending June 30 and our first half represents the six month period ending June 30. The results of operations for the second quarter and first half of 2010 are not necessarily indicative of the results to be expected for the entire year.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2010, the results of our operations for the second quarter and first half of 2010 and 2009, and our cash flows for the first half of 2010 and 2009. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2009 is derived from the audited financial statements at that date.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Form 8-K, filed with the SEC on May 12, 2010.
New Accounting Standards
In October 2009, the Financial Accounting Standards Board (“FASB”) issued additional guidance on multiple-deliverable revenue arrangements. The guidance provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. It replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, and they establish a selling price hierarchy for determining the selling price of a deliverable. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, and they significantly expand the required disclosures related to multiple-deliverable revenue arrangements. The amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 and we do not expect the impact of this additional guidance to have a material impact on our financial statements.

Note 2 — Earnings per Share
The following table presents the reconciliation of the numerator and denominator for calculating income per share:

	Second Quarter		First Half
(In thousands, except per share data)	2010	2009	2010	2009
Net income (loss)	$10,840	$(8,787)	$18,622	$(20,791)

Weighted average number of common shares outstanding	88,818	88,514	88,737	88,430
Add: Net effect of dilutive stock options and restricted stock awards	574	—	342	—

Adjusted weighted average number of common shares outstanding	89,392	88,514	89,079	88,430

Net income (loss) per common share:
Basic	$0.12	$(0.10)	$0.21	$(0.24)
Diluted	$0.12	$(0.10)	$0.21	$(0.24)

Stock options, restricted stock and warrants excluded from calculation of diluted earnings per share because they were anti-dilutive for the period	3,952	5,827	4,641	5,659

For the second quarter and first half of 2010, we had dilutive stock options and restricted stock of approximately 3.2 million shares and 2.6 millions shares respectively, and zero dilutive stock options or restricted stock for the same periods in 2009. The resulting net effect of stock options and restricted stock were used in calculating diluted income per share for the period.
On June 1, 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our common stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. Prior to 2006, all outstanding shares of the Series B Preferred Stock were converted to common stock. The Series B Warrant was originally issued with a seven year life, expiring June 1, 2007. This warrant contains certain registration provisions, which, if not met, reduce the exercise price of the warrant by 2.5%, for each year we are not in compliance with the registration requirements, and extend the term of the warrant. Effective May 1, 2009, we became compliant with the registration requirements for the warrant. Previously, we were not in compliance with these requirements which resulted in adjustments to the exercise price and extended the term of the warrant. As of June 30, 2010, the Series B Warrant, as adjusted for certain anti-dilution provisions, remains outstanding and provides for the right to purchase up to approximately 2.1 million shares of our common stock at an exercise price of $8.97, and expires in February 2012.
Note 3 — Stock Based Compensation
During the second quarter of 2010, the Compensation Committee of our Board of Directors approved equity-based compensation to executive officers and other key employees. These awards included a grant of 636,030 time-vesting shares of stock, which vest equally over a three year period. The fair value on the date of grant for these awards was $5.61 per share.
Additionally, in June 2010, non-employee directors received shares of restricted stock totaling 100,970 shares, which will vest in full on the first anniversary of the grant date.

Note 4 — Receivables and Inventories
Receivables — Receivables, net consist of the following:

	June 30,	December 31,
(In thousands)	2010	2009

Gross trade receivables	$172,862	$123,909
Allowance for doubtful accounts	(6,365)	(5,969)

Net trade receivables	166,497	117,940

Notes and other receivables	5,978	4,446

Total receivables, net	$172,475	$122,386

Inventories — Our inventories include $115.8 million and $113.3 million of raw materials and components for our drilling fluids systems at June 30, 2010 and December 31, 2009, respectively. The remaining balance consists primarily of composite mat finished goods.
Note 5 — Fair Value of Financial Instruments
Our derivative financial instruments consist of interest rate swap agreements entered into in January 2008, which effectively fix the underlying LIBOR rate on our borrowings under our term loan. The initial notional amount of the swap agreements totaled $50.0 million reducing by $10.0 million each December, matching the required principal payments under the term loan. As of June 30, 2010, $30.0 million remained outstanding on the term loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable margin.
The swap agreements represent a cash flow hedge, entered into for the purpose of fixing a portion of our borrowing costs and thereby decreasing the volatility of future cash flows. These agreements are valued based upon “level 2” fair value criteria, where the fair value of these instruments is determined using observable inputs, including quoted prices for similar assets/liabilities and market corroborated inputs as well as quoted prices in inactive markets. The fair value of the interest rate swap arrangements was an obligation of $1.3 million as of June 30, 2010 and December 31, 2009, recorded within accrued liabilities, which was determined from broker quotes.
Our financial instruments include cash and cash equivalents, receivables, payables, debt, and certain derivative financial instruments. We believe the carrying values of these instruments approximated their fair values at June 30, 2010 and December 31, 2009.
At June 30, 2010 and December 31, 2009, the estimated fair value of total debt is equal to the carrying value of $120.1 million and $123.0 million, respectively.
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
SEC Investigation
On March 12, 2007, we were advised that the SEC opened a formal investigation into the matters disclosed in Amendment No. 2 to our Annual Report on Form 10-K/A filed on October 10, 2006. We have and will continue to cooperate fully with the SEC’s investigation. On July 16, 2009, the SEC filed a civil lawsuit against our former Chief Financial Officer, the former Chief Financial Officer of our Soloco business unit and one former vendor in connection with the transactions that were described in the Amended Form 10-K/A. Subsequently, the SEC announced that it reached a settlement of its claims against the former vendor and the former CFO of our Soloco business. We have not been named as a defendant in this lawsuit.

Note 7 — Segment Data
Summarized operating results for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter			First Half
(In thousands)	2010	2009		2010		2009
Revenues
Fluids systems and engineering	$150,534	$89,642		$286,844		$196,230
Mats and integrated services	16,981	8,638		30,601		17,501
Environmental services	13,837	11,319		24,705		22,806

Total revenues	$181,352	$109,599		$342,150		$236,537

Operating income (loss)
Fluids systems and engineering	$15,164	$(1,722	)(1)	27,578		$(7,296	)(3)
Mats and integrated services	5,036	(4,774	)(1)	7,750	(2)	(8,188	)(3)
Environmental services	4,224	1,385		6,903		2,542
Corporate office	(4,528)	(4,811	)(1)	(8,626)		(9,759	)(3)

Operating income (loss)	$19,896	$(9,922)		$33,605		$(22,701)

(1)
Includes employee termination and related charges of $1.8 million, which includes $1.0 million in fluids systems and engineering, $0.6 million in mats and integrated services and $0.2 million in our corporate office.

(2)	Includes $0.9 million of other income reflecting proceeds from insurance claims related to Hurricane Ike in 2008.

(3)
Includes employee termination costs and related charges of $4.4 million, which includes $3.0 million in fluids systems and engineering, $1.0 million in mats and integrated services and $0.4 million in our corporate office.

Note 8 — Guarantor and Non-Guarantor Financials
In May 2010, we filed a “shelf” registration statement on Form S-3 (“Form S-3”) registering up to $200 million in securities that may be issued by the Company from time to time. The Form S-3 was declared effective by the SEC on May 19, 2010. We may in the future issue debt securities registered pursuant to the Form S-3 that are fully and unconditionally guaranteed by certain subsidiaries of the Company, as identified in the Form S-3 and primarily consisting of our U.S. subsidiaries. As a result, we are required to present consolidating financial information regarding the guarantors and non-guarantors of the securities in accordance with SEC Regulation S-X Rule 3-10. As specified in Rule 3-10, the unaudited condensed consolidating balance sheets, results of operations, and statements of cash flows presented on the following pages meet the requirements for financial statements of the issuer and each guarantor of the debt securities because the guarantors are all direct or indirect wholly-owned subsidiaries of Newpark Resources, Inc., and all of the guarantees are full and unconditional on a joint and several basis. The unaudited condensed consolidating balance sheet as of June 30, 2010 and December 31, 2009, the unaudited condensed consolidating statements of operations for the second quarter and first half of 2010 and 2009, and the unaudited condensed consolidated statements of cash flows for the first half of 2010 and 2009 are as follows:

Condensed Consolidating Balance Sheets

	June 30, 2010
(in thousands)		Guarantor	Non-guarantor	Consolidating
(unaudited)	Parent	subsidiaries	subsidiaries	entries	Consolidated
ASSETS
Cash and cash equivalents	$238	$—	$11,975	$—	$12,213
Receivables, net	198	121,372	50,905	—	172,475
Inventories	—	77,903	38,567	—	116,470
Deferred tax asset	27,958	7,091	266	—	35,315
Prepaid expenses and other current assets	1,157	2,689	8,214	—	12,060

Total current assets	29,551	209,055	109,927	—	348,533

Property, plant and equipment, net	4,064	187,005	24,267	$—	215,336
Goodwill	—	38,236	22,637	—	60,873
Other intangible assets, net	—	12,053	2,297	—	14,350
Other assets	2,280	685	1,401	—	4,366
Investment in subsidiaries	126,111	26,165	—	(152,276)	—

Total assets	$162,006	$473,199	$160,529	$(152,276)	$643,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign bank lines of credit	$—	$—	$5,286	$—	$5,286
Current maturities of long-term debt	10,000	—	192	—	10,192
Accounts payable	(661)	58,289	18,555	—	76,183
Accrued liabilities	10,579	10,365	10,453	—	31,397

Total current liabilities	19,918	68,654	34,486	—	123,058

Long-term debt, less current portion	104,000	—	588	—	104,588
Deferred tax liability	1,832	27,436	1,110	—	30,378
Other noncurrent liabilities	2,283	10	1,931	—	4,224
Net intercompany (receivable) payable	(347,237)	282,079	65,158	—	—

Total liabilities	(219,204)	378,179	103,273	—	262,248

Common stock	926	24,557	25,991	(50,548)	926
Paid-in capital	463,366	56,417	3	(56,420)	463,366
Accumulated other comprehensive income	307	—	9,209	(9,209)	307
Retained (deficit) earnings	(68,038)	14,046	22,053	(36,099)	(68,038)
Treasury stock, at cost	(15,351)	—	—	—	(15,351)

Total stockholders’ equity	381,210	95,020	57,256	(152,276)	381,210

Total liabilities and stockholders’ equity	$162,006	$473,199	$160,529	$(152,276)	$643,458

	December 31, 2009
(in thousands)		Guarantor	Non-guarantor	Consolidating
(unaudited)	Parent	subsidiaries	subsidiaries	Entries	Consolidated
ASSETS
Cash and cash equivalents	$162	$—	$11,372	$—	$11,534
Receivables, net	9	72,985	49,392	—	122,386
Inventories	—	72,197	43,298	—	115,495
Deferred tax asset	155	7,091	211	—	7,457
Prepaid expenses and other current assets	1,937	2,384	7,419	—	11,740

Total current assets	2,263	154,657	111,692	—	268,612

Property, plant and equipment, net	3,766	194,902	25,957	—	224,625
Goodwill	—	38,237	24,039	—	62,276
Other intangible assets, net	—	13,249	2,788	—	16,037
Deferred tax and other assets	38,379	680	1,151	(26,646)	13,564
Investment in subsidiaries	93,860	26,171	—	(120,031)	—

Total assets	$138,268	$427,896	$165,627	$(146,677)	$585,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign bank lines of credit	$—	$—	$6,901	$—	$6,901
Current maturities of long-term debt	10,000	107	212	—	10,319
Accounts payable	1,195	38,317	23,480	—	62,992
Accrued liabilities	7,940	7,945	9,405	—	25,290

Total current liabilities	19,135	46,369	39,998	—	105,502

Long-term debt, less current portion	105,000	—	810	—	105,810
Deferred tax liability	—	27,437	1,292	(26,646)	2,083
Other noncurrent liabilities	1,782	10	1,905	—	3,697
Net intercompany (receivable) payable	(356,257)	295,408	60,849	—	—

Total liabilities	(230,340)	369,224	104,854	(26,646)	217,092

Common stock	917	24,907	25,945	(50,852)	917
Paid-in capital	460,544	56,423	3	(56,426)	460,544
Accumulated other comprehensive income	5,230	—	17,241	(13,836)	8,635
Retained (deficit) earnings	(82,669)	(22,658)	17,584	1,083	(86,660)
Treasury stock, at cost	(15,414)	—	—	—	(15,414)

Total stockholders’ equity	368,608	58,672	60,773	(120,031)	368,022

Total liabilities and stockholders’ equity	$138,268	$427,896	$165,627	$(146,677)	$585,114

Condensed Consolidated Statements of Operations
Second Quarter 2010 and 2009

	Second Quarter 2010
(in thousands)		Guarantor	Non-guarantor	Consolidating
(unaudited)	Parent	subsidiaries	subsidiaries	entries	Consolidated

Revenues	$—	$137,542	$43,810	$—	$181,352

Cost of revenues	—	108,971	36,328	—	145,299
Selling, general and administrative expenses	4,528	7,562	4,270	—	16,360
Other (income) expense, net	—	(287)	84	—	(203)

Operating (loss) income	(4,528)	21,296	3,128	—	19,896

Foreign currency exchange loss (gain)	—	55	(1,268)	—	(1,213)
Interest expense (income)	2,104	(6)	130	—	2,228
Intercompany interest (income) expense	—	(739)	739	—	—

(Loss) income from operations before income taxes	(6,632)	21,986	3,527	—	18,881
Provision for income taxes	(2,240)	7,775	2,506	—	8,041
Equity in income of subsidiaries	15,232	1,724	—	(16,956)	—

Net income	$10,840	$15,935	$1,021	$(16,956)	$10,840

	Second Quarter 2009
(in thousands)		Guarantor	Non-guarantor	Consolidating
(unaudited)	Parent	subsidiaries	subsidiaries	entries	Consolidated

Revenues	$—	$75,570	$34,029	$—	$109,599

Cost of revenues	—	74,273	29,633	—	103,906
Selling, general and administrative expenses	4,813	7,746	3,093	—	15,652
Other (income) expense, net	—	(256)	219	—	(37)

Operating (loss) income	(4,813)	(6,193)	1,084	—	(9,922)

Foreign currency exchange gain	—	(98)	(492)	—	(590)
Interest expense (income)	1,582	(4)	22	—	1,600
Intercompany interest (income) expense	(369)	(467)	836	—	—

(Loss) income from operations before income taxes	(6,026)	(5,624)	718	—	(10,932)
Provision for income taxes	(1,940)	(1,886)	1,681	—	(2,145)
Equity in income (loss) of subsidiaries	(4,701)	1,097	—	3,604	—

Net (loss) income	$(8,787)	$(2,641)	$(963)	$3,604	$(8,787)

First Half 2010 and 2009

	First Half 2010
(in thousands)		Guarantor	Non-guarantor	Consolidating
(unaudited)	Parent	subsidiaries	subsidiaries	entries	Consolidated

Revenues	$—	$251,245	$90,905	$—	$342,150

Cost of revenues	—	203,433	75,384	—	278,817
Selling, general and administrative expenses	8,635	13,745	8,393	—	30,773
Other (income) expense, net	(11)	(1,248)	214	—	(1,045)

Operating (loss) income	(8,624)	35,315	6,914	—	33,605

Foreign currency exchange loss (gain)	—	74	(1,898)	—	(1,824)
Interest expense (income)	4,183	(15)	208	—	4,376
Intercompany interest (income) expense	—	(1,448)	1,448	—	—

(Loss) income from operations before income taxes	(12,807)	36,704	7,156	—	31,053
Provision for income taxes	(4,975)	14,257	3,149	—	12,431
Equity in income of subsidiaries	26,454	3,662	—	(30,116)	—

Net income	$18,622	$26,109	$4,007	$(30,116)	$18,622

	First Half 2009
(in thousands)		Guarantor	Non-guarantor	Consolidating
(unaudited)	Parent	subsidiaries	subsidiaries	entries	Consolidated

Revenues	$—	$170,091	$66,446	$—	$236,537

Cost of revenues	—	170,007	57,411	—	227,418
Selling, general and administrative expenses	9,759	16,200	5,923	—	31,882
Other (income) expense, net	—	(92)	30	—	(62)

Operating (loss) income	(9,759)	(16,024)	3,082	—	(22,701)

Foreign currency exchange gain	—	(92)	(469)	—	(561)
Interest expense (income)	3,149	(6)	107	—	3,250
Intercompany interest (income) expense	(710)	(838)	1,548	—	—

(Loss) income from operations before income taxes	(12,198)	(15,088)	1,896	—	(25,390)
Provision for income taxes	(3,676)	(4,548)	3,625	—	(4,599)
Equity in income (loss) of subsidiaries	(12,269)	2,201	—	10,068	—

Net (loss) income	$(20,791)	$(8,339)	$(1,729)	$10,068	$(20,791)

Condensed Consolidated Statements of Cash Flows

	First Half 2010
(in thousands)		Guarantor	Non-guarantor
(unaudited)	Parent	subsidiaries	subsidiaries	Consolidated

Net cash (used in) provided by operating activitites	$(8,511)	$14,657	$1,656	$7,802

Net cash used in investing activities	(60)	(1,733)	(2,884)	(4,677)

Borrowings on lines of credit	75,000	—	24,027	99,027
Payments on lines of credit	(76,000)	—	(24,782)	(100,782)
Inter-company borrowings (repayments)	8,898	(12,817)	3,919	—
Other financing activities	749	(107)	(198)	444

Net cash provided by (used in) financing activities	8,647	(12,924)	2,966	(1,311)

Effect of exchange rate changes on cash	—	—	(1,135)	(1,135)

Net increase in cash	76	—	603	679
Cash at the beginning of the period	162	—	11,372	11,534

Cash at the end of the period	$238	$—	$11,975	$12,213

	First Half 2009
(in thousands)		Guarantor	Non-guarantor
(unaudited)	Parent	subsidiaries	subsidiaries	Consolidated

Net cash (used in) provided by operating activitites	$(13,675)	$67,909	$3,273	$57,507

Net cash (used in) provided by investing activitites	(253)	(6,756)	(6,396)	(13,405)

Borrowings on lines of credit	68,000	—	16,934	84,934
Payments on lines of credit	(107,000)	—	(21,701)	(128,701)
Inter-company borrowings (repayments)	53,353	(60,992)	7,639	—
Other financing activities	(108)	(161)	(34)	(303)

Net cash provided by (used in) financing activitites	14,245	(61,153)	2,838	(44,070)

Effect of exchange rate changes on cash	—	—	(1,573)	(1,573)

Net increase in cash	317	—	(1,858)	(1,541)
Cash at the beginning of the period	—	—	8,252	8,252

Cash at the end of the period	$317	$—	$6,394	$6,711

Note 9 — Subsequent Events
In July 2010, we reached a settlement in a lawsuit we filed in 2007 against a former raw materials vendor used in our Mats and Integrated Services segment. As a result of this settlement, we expect to record approximately $2.0 million of other income in the mats and integrated services segment during the third quarter of 2010.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Current Report on Form 8-K, filed with the SEC on May 12, 2010 (“Form 8-K”). Our second quarter represents the three month period ended June 30, and our first half represents the six month period ended June 30.
Overview
We are a diversified oil and gas industry supplier, and have three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services. We provide these products and services primarily to the oil and gas exploration (“E&P”) industry domestically in the U.S. Gulf Coast, West Texas, Oklahoma, East Texas, North Louisiana, Rocky Mountains and Northeast regions, as well as Canada, Brazil, United Kingdom (“U.K.”), Mexico and certain areas of Europe and North Africa. Further, we established a presence outside the E&P sector, particularly in Mats and Integrated Services, where we are marketing to utilities, municipalities and government sectors. Our North American operations generated 77% of total reported revenues for the first half of 2010, and our consolidated revenues by segment are as follows:

	First Half
(In thousands)	2010 Revenues	%

Fluids systems and engineering	$286,844	84%
Mats and integrated services	30,601	9%
Environmental services	24,705	7%

Total revenues	$342,150	100%

Our operating results depend, to a large extent, on oil and gas drilling activity levels in the markets we serve, as well as the depth of drilling, which governs the revenue potential of each well. The drilling activity in turn, depends on oil and gas commodity pricing, inventory levels and demand.
Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the second quarter and first half of 2010, as compared to the comparable period of the prior year is as follows:

	Second Quarter		2010 vs 2009
	2010	2009	Count	%

U.S. Rig Count	1,506	934	572	61%
Canadian Rig Count	163	89	74	83%

North America	1,669	1,023	646	63%

	First Half		2010 vs 2009
	2010	2009	Count	%

U.S. Rig Count	1,419	1,139	280	25%
Canadian Rig Count	306	211	95	45%

North America	1,725	1,350	375	28%

Source: Baker Hughes Incorporated

North American drilling activity declined dramatically during the first half of 2009, from the elevated levels experienced in 2008. In response to these declines, we executed cost reduction programs during 2009 including workforce reductions, reduced discretionary spending and salary reductions. As part of this cost reduction program, we reduced our North American workforce by 548 employees, in addition to eliminating substantially all contract employee positions. As a result of these workforce reductions, operating results for the first half of 2009 include $4.4 million of charges associated with employee termination and related costs, including $1.8 million in the second quarter of 2009.
In April 2010, the Deepwater Horizon drilling rig sank in the Gulf of Mexico after an explosion and fire, resulting in the ongoing discharge of oil from the well. During the second quarter of 2010, we generated $2.7 million of revenue related to the Deepwater Horizon oil spill, which includes the disposal of spill-related waste along with the sale of products and equipment rentals.
Following the Deepwater Horizon oil spill, the Department of Interior of the U.S. government has taken several actions aimed at restricting and temporarily prohibiting certain drilling activity in the Gulf of Mexico. In addition to the $2.7 million of revenue generated directly from the Deepwater Horizon oil spill in the second quarter of 2010, we estimate that approximately $23 million, or 7%, of total consolidated revenue in the first half of 2010 came from services provided in the areas of the Gulf of Mexico affected by the U.S. government restrictions. Of this, approximately $13 million was generated within our Environmental Services business, and the remaining $10 million was generated within our Fluids Systems and Engineering segment. As a result of these restrictions on Gulf of Mexico drilling activity, we expect revenues and operating income from this region to be lower in future periods, as compared to first half 2010 levels, for as long as the restrictions remain in effect. While we expect revenue declines resulting from these restrictions to be partially offset by revenues generated from continued oil spill disposals in the third quarter of 2010, we do not expect the spill activity to fully offset the lost revenues. As a result, we expect revenues from the affected areas to be approximately $7.0 million to $9.0 million lower and operating income to be $4.0 million to $5.0 million lower in the third quarter of 2010, as compared to the second quarter of 2010.
Second Quarter of 2010 Compared to Second Quarter of 2009
Results of Operations
Summarized results of operations for the second quarter of 2010 compared to the second quarter of 2009 are as follows:

	Second Quarter		2010 vs 2009
(In thousands)	2010	2009	$

Revenues	$181,352	$109,599	$71,753

Cost of revenues	145,299	103,906	41,393
Selling, general and administrative expenses	16,360	15,652	708
Other income, net	(203)	(37)	(166)

Operating income (loss)	19,896	(9,922)	29,818

Foreign currency exchange gain	(1,213)	(590)	(623)
Interest expense	2,228	1,600	628

Income (loss) from operations before income taxes	18,881	(10,932)	29,813
Provision for income taxes	8,041	(2,145)	10,186

Income (loss) from operations	$10,840	$(8,787)	$19,627

Revenues
Revenues increased 65% to $181.4 million in the second quarter of 2010, compared to $109.6 million in the second quarter of 2009. This increase in revenues is primarily driven by the 63% improvement in the North American rig count, along with our expansion into new markets and market share gains, including increased revenues of $21.2 million from East Texas and North Louisiana, $9.4 million from the Northeast U.S. region and $7.7 million from Brazil. Additional information regarding these increases is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 40% to $145.3 million in the second quarter of 2010, as compared to $103.9 million in the second quarter of 2009. The increase is primarily driven by the 65% increase in revenues, partially offset by the benefits of the 2009 cost reduction programs, workforce reductions and non-recurring employee termination and related costs recorded in the second quarter of 2009. Additional information regarding these declines is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $0.7 million to $16.4 million in the second quarter of 2010 from $15.7 million for the second quarter of 2009. The increase is primarily attributable to a $1.8 million increase in performance-based employee incentive costs in the 2010 period, partially offset by the impact of cost reduction programs implemented during 2009.
Foreign currency exchange
Foreign currency exchange was a $1.2 million gain in the second quarter of 2010, reflecting the impact of non-functional currency fluctuations in our foreign operations. During the second quarter of 2010, foreign currency exchange was favorably impacted by the strengthening U.S. dollar as compared to other currencies in our foreign operations.
Interest expense
Interest expense totaled $2.2 million for the second quarter of 2010 compared to $1.6 million for the second quarter of 2009. The increase in interest expense is primarily attributable to higher interest rates following the First Amendment and Waiver to the Amended Credit Agreement (“First Amendment”), which was entered into in July 2009. Following the First Amendment, the weighted average borrowing rate under our credit facilities was 5.31% at June 30, 2010, compared to a weighted average borrowing rate of 3.64% at June 30, 2009. See additional discussion regarding the First Amendment in Liquidity and Capital Resources below.
Provision for income taxes
The provision for income taxes for the second quarter of 2010 was a $8.0 million expense, reflecting an effective tax rate of 42.6%, compared to a $2.1 million benefit for the second quarter of 2009, reflecting an effective tax rate of 19.6%. The high effective tax rate in the second quarter of 2010 is due to losses generated in Brazil for which the recording of a tax benefit is not permitted. The low effective tax benefit rate in the second quarter of 2009 is primarily due to the write off of a previously recognized net operating loss carryforward tax asset in Canada, along with losses generated in certain foreign countries for which the recording of a tax benefit is not permitted.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter		2010 vs 2009
(In thousands)	2010	2009	$	%

Revenues
Fluids systems and engineering	$150,534	$89,642	$60,892	68%
Mats and integrated services	16,981	8,638	8,343	97%
Environmental services	13,837	11,319	2,518	22%

Total revenues	$181,352	$109,599	$71,753	65%

Operating income (loss)
Fluids systems and engineering	$15,164	$(1,722)	$16,886
Mats and integrated services	5,036	(4,774)	9,810
Environmental services	4,224	1,385	2,839
Corporate office	(4,528)	(4,811)	283

Operating income (loss)	$19,896	$(9,922)	$29,818

Segment operating margin
Fluids systems and engineering	10.1%	(1.9%)
Mats and integrated services	29.7%	(55.3%)
Environmental services	30.5%	12.2%
Fluids Systems and Engineering
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2010 vs 2009
(In thousands)	2010	2009	$	%

Drilling fluids and engineering	$85,311	$41,700	$43,611	105%
Completion fluids and services	11,500	7,776	3,724	48%
Industrial minerals	12,367	7,218	5,149	71%

Total North America	109,178	56,694	52,484	93%
Mediterranean	30,160	29,476	684	2%
Brazil	11,196	3,472	7,724	222%

Total	$150,534	$89,642	$60,892	68%

North America revenues increased 93% to $109.2 million for the second quarter of 2010, as compared to $56.7 million for the second quarter of 2009. Of this $52.5 million increase, drilling fluids and engineering revenues increased $43.6 million, largely attributable to the 63% increase in the North American rig count, along with expansion in the Northeast U.S. region, and market share gains in East Texas and North Louisiana. Our completion fluids and services activity was up 48% and our wholesale industrial minerals revenues were up 71%, both driven by the increased activity levels.
Internationally, revenues were up 26% to $41.4 million for the second quarter of 2010, as compared to $32.9 million for the second quarter of 2009, primarily due to a $7.7 million increase from Brazil as activity under new contracts continues to ramp-up, while Mediterranean revenues increased 2% to $30.2 million.

Operating Income
Operating income for this segment was $15.2 million in the second quarter of 2010, reflecting an improvement of $16.9 million from a $1.7 million operating loss for the same period in 2009. Substantially all of this improvement was provided by the North American operations, which generated a $16.0 million improvement in operating income. This increase is primarily attributable to the incremental profit from the $52.5 million increase in revenues described above, combined with operating expense reductions from programs implemented during 2009, and $1.0 million of second quarter 2009 charges associated with employee terminations. Operating income from international operations increased $0.7 million, resulting from the higher revenue levels. The low incremental margin is attributable to Brazil, which generated a $2.0 million operating loss in the second quarter of 2010, compared to a $2.5 million operating loss in the second quarter of 2009.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2010 vs 2009
(In thousands)	2010	2009	$	%

Mat rental and integrated services	$10,612	$4,869	$5,743	118%
Mat sales	6,369	3,769	2,600	69%

Total	$16,981	$8,638	$8,343	97%

The $8.3 million increase in revenues is primarily driven by revenues from mat rentals, including a $5.6 million increase in the Northeast U.S. region. Mat sales also increased $2.6 million, as demand for these products has improved from the E&P and other industries, following the economic downturn in 2009.
Operating Income
Segment operating income increased by $9.8 million to $5.0 million for the second quarter of 2010, as compared to a $4.8 million operating loss in the second quarter of 2009. This improvement in operating income is primarily attributable to the $8.3 million increase in revenues, along with $1.9 million in operating expense reductions associated with 2009 cost reduction programs, including $0.6 million of employee termination costs and $0.8 million non-cash write-downs of inventory recorded in the prior year. Operating income in the second quarter of 2010 benefited from a higher mix of mat rental activity. Incremental margins on mat rentals are stronger than mat sales or service activities, due to the fixed nature of operating expenses, including depreciation expense on our rental mat fleet. As a result, we experienced significantly higher operating margins in the second quarter of 2010, as compared to the second quarter of 2009.
Environmental Services
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2010 vs 2009
(In thousands)	2010	2009	$	%

E&P waste — Gulf Coast	$10,617	$7,805	$2,812	36%
E&P waste — West Texas	740	725	15	2%
NORM and industrial waste	2,480	2,789	(309)	(11%)

Total	$13,837	$11,319	$2,518	22%

Environmental services revenues increased 22% to $13.8 million in the second quarter of 2010, as compared to the second quarter of 2009. The majority of this increase is attributable to the E&P waste in the Gulf Coast, which included $2.0 million of revenues from the Deepwater Horizon oil spill for the second quarter of 2010.
Operating Income
Environmental services operating income increased by $2.8 million in the second quarter of 2010, of which $1.8 million was attributable to higher revenue levels. In addition, operating expenses are down $1.0 million in the second quarter of 2010, including a $0.8 million reduction in equipment rental expenses, following the non-renewal of barge leases in 2009.
In addition to the $2.0 million of revenues generated directly from the Deepwater Horizon oil spill, approximately 55% of second quarter 2010 revenues for this segment were derived from areas of the Gulf of Mexico affected by the U.S. government restrictions. We expect revenues and operating income from this region to be lower in future periods, as compared to second quarter 2010 levels, for as long as the restrictions remain in effect. Due to the fixed nature of the majority of our operating expenses in this segment, we expect any reduction in segment revenues to have a high incremental impact on segment operating income.
First Half of 2010 Compared to First Half of 2009
Results of Operations
Summarized results of operations for the first half of 2010 compared to the first half of 2009 are as follows:

	First Half		2010 vs 2009
(In thousands)	2010	2009	$
Revenues	$342,150	$236,537	$105,613

Cost of revenues	278,817	227,418	51,399
Selling, general and administrative expenses	30,773	31,882	(1,109)
Other income, net	(1,045)	(62)	(983)

Operating (loss) income	33,605	(22,701)	56,306

Foreign currency exchange gain	(1,824)	(561)	(1,263)
Interest expense	4,376	3,250	1,126

Income (loss) from operations before income taxes	31,053	(25,390)	56,443
Provision for income taxes	12,431	(4,599)	17,030

Income (loss) from operations	$18,622	$(20,791)	$39,413

Revenues
Revenues increased 45% to $342.2 million in the first half of 2010, compared to $236.5 million in the first half of 2009. This increase in revenues is primarily driven by the 28% improvement in the North American rig count, along with our expansion into new markets and market share gains, including increased revenues of $34.0 million from East Texas and North Louisiana, $14.9 million from the Northeast U.S. region and $20.1 million from Brazil. Additional information regarding these increases is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 23% to $278.8 million in the first half of 2010, as compared to $227.4 million in the first half of 2009. The increase is primarily driven by the 45% increase in revenues, partially offset by the benefits of the 2009 cost reduction programs, workforce reductions and non-recurring employee termination and related costs recorded in the first half of 2009. Additional information regarding these declines is provided within the operating segment results below.

Selling, general and administrative expenses
Selling, general and administrative expenses declined $1.1 million to $30.8 million in the first half of 2010 from $31.9 million for the first half of 2009. The decrease is primarily attributable to the impact of cost reduction programs implemented during 2009, partially offset by $3.0 million of performance-based employee incentive costs in the 2010 period.
Other income, net
Other income, net was $1.0 million during the first half of 2010, reflecting $0.9 million of proceeds from insurance claims within our Mats and Integrated Services business, resulting from Hurricane Ike in 2008.
Foreign currency exchange
Foreign currency exchange was a $1.8 million gain in the first half of 2010, compared to a $0.6 million gain in the first half of 2009, reflecting the impact of non-functional currency fluctuations in our foreign operations. During the first half of 2010, foreign currency exchange was favorably impacted by the strengthening U.S. dollar as compared to other currencies in our foreign operations.
Interest expense
Interest expense increased 35% to $4.4 million in the first half of 2010 compared to $3.3 million for the first half of 2009. The increase in interest expense is primarily attributable to higher interest rates following the First Amendment, which was entered into in July 2009. Following the First Amendment, the weighted average borrowing rate under our credit facilities was 5.31% at June 30, 2010, compared to a weighted average borrowing rate of 3.64% at June 30, 2009. See additional discussion regarding the First Amendment in Liquidity and Capital Resources below.
Provision for income taxes
The provision for income taxes for the first half of 2010 was a $12.4 million expense, reflecting an effective tax rate of 40.0%, compared to a $4.6 million benefit for the second quarter of 2009, reflecting an effective tax rate of 18.1%. The high effective tax rate in the first half of 2010 is due to losses generated in Brazil for which the recording of a tax benefit is not permitted. The low effective tax benefit rate in the first half of 2009 is primarily due to the write off of a previously recognized net operating loss carryforward tax asset in Canada, along with losses generated in certain foreign countries for which the recording of a tax benefit is not permitted.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Half		2010 vs 2009
(In thousands)	2010	2009	$	%

Revenues
Fluids systems and engineering	$286,844	$196,230	$90,614	46%
Mats and integrated services	30,601	17,501	13,100	75%
Environmental services	24,705	22,806	1,899	8%

Total revenues	$342,150	$236,537	$105,613	45%

Operating (loss) income
Fluids systems and engineering	$27,578	$(7,296)	$34,874
Mats and integrated services	7,750	(8,188)	15,938
Environmental services	6,903	2,542	4,361
Corporate office	(8,626)	(9,759)	1,133

Operating (loss) income	$33,605	$(22,701)	$56,306

Segment operating margin
Fluids systems and engineering	9.61%	(3.7%)
Mats and integrated services	25.3%	(46.8%)
Environmental services	27.9%	11.1%
Fluids Systems and Engineering
Revenues
Total revenues for this segment consisted of the following:

	First Half		2010 vs 2009
(In thousands)	2010	2009	$	%

Drilling fluids and engineering	$163,749	$102,636	$61,113	60%
Completion fluids and services	19,839	16,695	3,144	19%
Industrial minerals	24,485	16,103	8,382	52%

Total North America	208,073	135,434	72,639	54%
Mediterranean	52,437	54,513	(2,076)	(4%)
Brazil	26,334	6,283	20,051	319%

Total	$286,844	$196,230	$90,614	46%

North America revenues increased 54% to $208.1 million for the first half of 2010, as compared to $135.4 million for the first half of 2009. Of this $72.6 million increase, drilling fluids and engineering revenues increased $61.1 million, largely attributable to the 28% increase in the North American rig count, along with expansion in the Northeast U.S. region and market share gains in East Texas and North Louisiana. Our completion fluids and services activity was up 19% and our wholesale industrial minerals revenues were up 52%, both driven by the increased activity levels.
Internationally, revenues were up 30% to $78.8 million for the first half of 2010, as compared to $60.8 million for the first half of 2009, primarily due to a $20.0 million increase from Brazil as activity under new contracts continues to ramp-up. Mediterranean revenue is down 4%, due to lower revenues in the first quarter of 2010 resulting from delays in customer projects and unusually cold weather in Eastern Europe.

Operating Income
Operating income for this segment was $27.6 million in the first half of 2010, reflecting an improvement of $34.9 million from a $7.3 million operating loss for the same period in 2009. Substantially all of this improvement was provided by the North American operations, which generated a $33.9 million improvement in operating income. This improvement is primarily attributable to the incremental profit from the $72.6 million increase in revenues described above, combined with operating expense reductions from programs implemented during 2009, and $3.0 million of first half 2009 charges associated with employee terminations.
Operating income from international operations increased $0.8 million, including a $2.3 million increase in Brazil, resulting from the higher revenue levels. This increase was offset by a $1.5 decline in the Mediterranean operations, as revenues were down $2.1 million in this period.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Half		2010 vs 2009
(In thousands)	2010	2009	$	%

Mat rental and integrated services	$18,342	$12,290	$6,052	49%
Mat sales	12,259	5,211	7,048	135%

Total	$30,601	$17,501	$13,100	75%

The $13.1 million increase in revenues is primarily driven by a $7.9 million increase in mat rentals in the Northeast U.S. region, partially offset by a $2.7 million decline in Colorado rental and service revenues. Mat sales increased $7.0 million, as demand for these products has improved from the E&P and other industries, following the economic downturn in 2009.
Operating Income
Segment operating income increased by $15.9 million to $7.8 million for the first half of 2010. This improvement in operating income is primarily attributable to the $13.1 million increase in revenues, along with $4.5 million in operating expense reductions associated with 2009 cost reduction programs, including $1.0 million of employee termination costs and $1.0 million of non-cash write-downs of inventory recorded in the prior year. Operating income in the first half of 2010 benefited from a higher mix of mat rental activity. Incremental margins on mat rentals are stronger than mat sales or service activities, due to the fixed nature of operating expenses, including depreciation expense on the rental mat fleet. As a result, we experienced significantly higher operating margins in the first half of 2010, as compared to the first half of 2009. Additionally, the first quarter of 2010 included $0.9 million of other income reflecting proceeds for insurance claims related to Hurricane Ike in 2008.

Environmental Services
Revenues
Total revenues for this segment consisted of the following:

	First Half		2010 vs 2009
(In thousands)	2010	2009	$	%

E&P waste — Gulf Coast	$18,545	$16,198	$2,347	14%
E&P waste — West Texas	1,385	1,788	(403)	(23%)
NORM and industrial waste	4,775	4,820	(45)	(1%)

Total	$24,705	$22,806	$1,899	8%

Environmental services revenues increased 8% to $24.7 million in the first half of 2010, as compared to the first half of 2009. The majority of this increase is attributable to higher E&P waste in the Gulf Coast in the first half of 2010, which included $2.0 million of revenues related to the Deepwater Horizon oil spill.
Operating Income
Environmental services operating income increased by $4.4 million in the first half of 2010, partially driven by the $1.9 million increase in revenues compared to the first half of 2009. In addition, operating expenses are down $2.5 million in the first half of 2010, including a $1.7 million reduction in equipment rental expenses, following the non-renewal of barge leases in 2009.
In addition to the $2.0 million of revenues generated directly from the Deepwater Horizon oil spill, approximately 55% of first half 2010 revenues for this segment were derived from areas of the Gulf of Mexico affected by the U.S. government restrictions. We expect revenues and operating income from this region to be lower in future periods, as compared to first half 2010 levels, for as long as the restrictions remain in effect. Due to the fixed nature of the majority of our operating expenses in this segment, we expect any reduction in segment revenues to have a high incremental impact on segment operating income.
Liquidity and Capital Resources
Net cash provided by operating activities during the first half of 2010 totaled $7.8 million. Net income adjusted for non-cash items provided $43.8 million of cash during the period, while increases in changes in operating assets and liabilities used $36.0 million of cash. The increase in working capital during the period includes $54.2 million from increases in receivables reflecting the impact of increased revenue levels along with a $4.1 million increase in inventories, partially offset by a $15.7 million increase in accounts payable and $7.2 million in increases in accrued liabilities.
Net cash used in investing activities during the first half of 2010 was $4.7 million, consisting primarily of capital expenditures. Net cash used in financing activities during the first half of 2010 was $1.3 million, primarily reflecting net payments on our revolving credit facilities during the period.
We anticipate that our working capital requirements for our operations will fluctuate with our sales activity in the near term. Cash generated by operations along with availability under our existing credit agreement is expected to be adequate to fund our anticipated capital needs. Further, we may decide to access the public equity or debt markets for potential acquisitions, working capital or other liquidity needs, if such financings are available on acceptable terms. In May 2010, we filed a “shelf” registration statement on Form S-3 registering up to $200 million of common stock, preferred stock, debt securities and warrants, and such registration statement was declared effective on May 19, 2010.

Our capitalization is as follows:

	June 30,	December 31,
(In thousands)	2010	2009

Term loan	$30,000	$30,000
Revolving credit facility	84,000	85,000
Foreign bank lines of credit	5,286	6,901
Other	780	1,129

Total	120,066	123,030
Stockholder’s equity	381,210	368,022

Total capitalization	$501,276	$491,052

Total debt to capitalization	24.0%	25.1%

In December 2007, we entered into a $225.0 million Amended and Restated Credit Agreement (“Credit Agreement”) which consisted of a $175.0 million revolving credit facility and a $50.0 million term loan. The Credit Agreement contained certain financial covenants including a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, and a maximum funded debt-to-capitalization ratio. At June 30, 2009, we were not in compliance with the fixed charge coverage ratio and consolidated leverage ratio covenants. However, in July 2009, we entered into the First Amendment, which provided a waiver of the financial covenant violations as of June 30, 2009 and modified certain covenant requirements.
We were in compliance with our covenants as of June 30, 2010, and expect to remain in compliance through June 30, 2011. The calculated performance for these covenants as of June 30, 2010 is as follows:

	Covenant	Calculation as of
	Requirement	June 30, 2010

Fixed charge coverage ratio (1)	1.10 minimum	2.60

Consolidated leverage ratio	3.00 maximum	1.63

Funded debt-to-captalization ratio	45.0% maximum	23.1%

(1)	Effective September 30, 2010, this coverage ratio goes to 1.20.
The First Amendment also reduced the revolving credit facility from $175.0 million to $150.0 million, and provided for adjustments in the interest rates and commitment fees under the credit facility. Under the Credit Agreement, as amended by the First Amendment, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 400 to 750 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 300 to 650 basis points. The First Amendment also increased the commitment fee rate payable under the credit facility, which is now fixed at 50 basis points. The applicable margin on LIBOR borrowings at June 30, 2010 was 400 basis points.

As of June 30, 2010, $79.0 million of the outstanding principal of the revolving credit facility was bearing interest at LIBOR plus 400 basis points, or 4.33%, while the remaining $5.0 million in outstanding principal was bearing interest at Prime Rate plus 300 basis points, or 6.25%. In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under the Term Loan. The initial notional amount of the swap agreements totaled $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the Term Loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% over the term of the loan plus the applicable margin to lenders, which was 400 basis points at June 30, 2010. The weighted average interest rate on the outstanding balances under our Credit Agreement including the interest rate swaps as of June 30, 2010 and December 31, 2009 was 5.31% and 5.55%, respectively.
The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.
At June 30, 2010, $3.9 million in letters of credit were issued and outstanding relating to our insurance programs. In addition, we had $84.0 million outstanding under our revolving credit facility at June 30, 2010, leaving $62.1 million of availability at that date. Additionally, we had $1.4 million in letters of credit outstanding relating to foreign operations.
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
Interest Rate Risk
Our policy is to manage exposure to interest rate fluctuations by using a combination of fixed and variable-rate debt. At June 30, 2010, we had total debt outstanding of $120.1 million.
In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR interest rate on our borrowings under the term loan portion of our credit facility. The initial notional amount of the swap agreements totaled $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the term loan. As of June 30, 2010, $30.0 million remained outstanding under this term loan. As a result of the swap agreements, we will pay a fixed rate of 3.74% plus the applicable margin, over the term of the loan.
At June 30, 2010, we had $86.8 million of variable rate debt, bearing interest at a weighted average of 4.40%. At the June 30, 2010 balance, a 200 basis point increase in market interest rates during 2010 would cause our annual interest expense to increase approximately $1.7 million, resulting in a $0.01 per diluted share reduction in annual net earnings.

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
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2010, the end of the period covered by this quarterly report.
Changes in internal control over financial reporting
There has been no change in internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our operations could be adversely impacted by restrictions on offshore drilling activity in the Gulf of Mexico.
In April 2010, the Deepwater Horizon drilling rig sank in the Gulf of Mexico after a blowout and fire, resulting in the ongoing discharge of oil from the well. Following the Deepwater Horizon oil spill, the Department of Interior of the U.S. government has taken several actions aimed at restricting and temporarily prohibiting certain drilling activity in the Gulf of Mexico. During the first half of 2010, we have generated approximately $26 million of revenues from the area impacted by the restrictions, including $2.7 million of revenue generated directly related to the Deepwater Horizon oil spill.
As a result of the restrictions imposed by the Department of Interior, our customers may possibly be forced to delay or cease operations in the areas impacted by the spill, resulting in less demand for our drilling fluids and waste disposal services. Further, our facilities on the coast of the Gulf of Mexico may be forced to suspend operations as a result of impacts from the restrictions, which could potentially result in a reduction in revenues or an increase in our costs. Depending on the scope of restrictions on Gulf of Mexico drilling activity, we expect revenues and operating income from this region to be lower in future periods, as compared to first half 2010 levels, for as long as the restrictions remain in effect.
In addition, we cannot predict whether changes in laws and regulations concerning operations in the Gulf of Mexico, or more generally throughout the U.S. will be enacted. Significant changes in regulations regarding future exploration and production activities in the Gulf of Mexico or other government or regulatory actions could reduce drilling and production activity, or increase the costs of our services, which could have a material adverse impact on our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended June 30, 2010:

Maximum Approximate
				Total Number of	Dollar Value of
				Shares Purchased	Shares that
				as Part of	May Yet be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		per Share	Plans or Programs	Plans or Programs
April 1 - 30, 2010	—		—	—	$9.9 million
May 1 - 31, 2010	—		—	—	$9.9 million
June 1 - 30, 2010	11,506	(1)	$5.93	—	$9.9 million

Total	11,506		$5.93	—

(1)	The shares purchased represent shares surrendered in lieu of taxes under vesting of restricted stock awards. These shares were not acquired as part of the stock repurchase plan.
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
Date: July 30, 2010

NEWPARK RESOURCES, INC.
By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James E. Braun
James E. Braun, Vice President and
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek, Vice President, Controller
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