Form 10-Q
period 2010-09-30
NEWPARK RESOURCES INC
filed 2010-10-29
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐     No ☑
As of October 19, 2010, a total of 90,453,974 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010
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

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2010	2009

ASSETS
Cash and cash equivalents	$12,102	$11,534
Receivables, net	175,078	122,386
Inventories	117,629	115,495
Deferred tax asset	23,315	7,457
Prepaid expenses and other current assets	13,398	11,740

Total current assets	341,522	268,612

Property, plant and equipment, net	212,382	224,625
Goodwill	62,029	62,276
Other intangible assets, net	13,648	16,037
Other assets	4,202	13,564

Total assets	$633,783	$585,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign bank lines of credit	$3,028	$6,901
Current maturities of long-term debt	10,192	10,319
Accounts payable	68,584	62,992
Accrued liabilities	37,320	25,290

Total current liabilities	119,124	105,502

Long-term debt, less current portion	86,549	105,810
Deferred tax liability	22,525	2,083
Other noncurrent liabilities	5,029	3,697

Total liabilities	233,227	217,092

Commitments and contingencies (Note 6)

Common stock, $0.01 par value, 200,000,000 shares authorized 93,099,069 and 91,672,871 shares issued, respectively	931	917
Paid-in capital	467,026	460,544
Accumulated other comprehensive income	7,629	8,635
Retained deficit	(59,804)	(86,660)
Treasury stock, at cost; 2,695,095 and 2,727,765 shares, respectively	(15,226)	(15,414)

Total stockholders’ equity	400,556	368,022

Total liabilities and stockholders’ equity	$633,783	$585,114

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2010	2009	2010	2009

Revenues	$179,278	$118,208	$521,428	$354,745

Cost of revenues	145,224	103,985	424,041	332,442
Selling, general and administrative expenses	16,662	14,676	47,435	45,519
Other income, net	(2,140)	(2,691)	(3,185)	(2,753)

Operating income (loss)	19,532	2,238	53,137	(20,463)

Foreign currency exchange loss (gain)	1,184	(1,011)	(640)	(1,572)
Interest expense	3,278	3,361	7,654	6,611

Income (loss) from operations before income taxes	15,070	(112)	46,123	(25,502)
Provision for income taxes	6,836	(314)	19,267	(4,913)

Net income (loss)	$8,234	$202	$26,856	$(20,589)

Basic weighted average common shares outstanding	89,334	88,544	88,938	88,469
Diluted weighted average common shares outstanding	90,557	88,655	89,635	88,469

Income (loss) per common share — basic	$0.09	$—	$0.30	$(0.23)
Income (loss) per common share — diluted	$0.09	$—	$0.30	$(0.23)
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009

Net income (loss)	$8,234	$202	$26,856	$(20,589)

Changes in fair value of interest rate swap, net of tax	—	(39)	—	288
Reclassification adjustment, net of tax	819	—	858	—
Foreign currency translation adjustments	6,503	4,523	(1,864)	7,480

Comprehensive income (loss)	$15,556	$4,686	$25,850	$(12,821)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$26,856	$(20,589)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Non-cash impairment charges	225	1,091
Depreciation and amortization	20,382	20,890
Stock-based compensation expense	2,899	2,262
Provision for deferred income taxes	13,551	(7,718)
Provision for doubtful accounts	602	2,357
Gain on sale of assets	(183)	(752)
Change in assets and liabilities:
(Increase) decrease in receivables	(54,568)	103,397
(Increase) decrease in inventories	(3,100)	28,179
Increase in other assets	(1,458)	(551)
Increase (decrease) in accounts payable	6,638	(44,911)
Increase (decrease) in accrued liabilities and other	14,264	(13,890)

Net cash provided by operating activities	26,108	69,765

Cash flows from investing activities:
Capital expenditures	(7,412)	(17,219)
Proceeds from sale of property, plant and equipment	1,161	1,255

Net cash used in investing activities	(6,251)	(15,964)

Cash flows from financing activities:
Borrowings on lines of credit	133,121	114,742
Payments on lines of credit	(155,726)	(168,763)
Principal payments on notes payable and long-term debt	(342)	(299)
Proceeds from employee stock plans	3,559	104
Purchase of treasury stock	(153)	(212)

Net cash used in financing activities	(19,541)	(54,428)

Effect of exchange rate changes on cash	252	(1,326)

Net increase (decrease) in cash and cash equivalents	568	(1,953)
Cash and cash equivalents at beginning of period	11,534	8,252

Cash and cash equivalents at end of period	$12,102	$6,299

Cash paid for:
Income taxes (net of refunds)	$5,356	$4,393
Interest	$6,424	$4,522
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Current Report on Form 8-K, filed with the SEC on May 12, 2010 (“Form 8-K”). Our fiscal year end is December 31, our third quarter represents the three month period ending September 30 and our first nine months represents the nine month period ending September 30. The results of operations for the third quarter and first nine months of 2010 are not necessarily indicative of the results to be expected for the entire year.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2010, the results of our operations for the third quarter and first nine months of 2010 and 2009, and our cash flows for the first nine months of 2010 and 2009. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2009 is derived from the audited financial statements at that date.
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
New Accounting Standards
In October 2009, the Financial Accounting Standards Board (“FASB”) issued additional guidance on multiple-deliverable revenue arrangements. The guidance provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. It replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, and they establish a selling price hierarchy for determining the selling price of a deliverable. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, and they significantly expand the required disclosures related to multiple-deliverable revenue arrangements. The amendments were effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 and we do not expect the impact of this additional guidance to have a material impact on our financial statements.

Note 2 — Earnings per Share
The following table presents the reconciliation of the numerator and denominator for calculating income per share:

	Third Quarter		First Nine Months
(In thousands, except per share data)	2010	2009	2010	2009
Net income (loss)	$8,234	$202	$26,856	$(20,589)

Weighted average number of common shares outstanding	89,334	88,544	88,938	88,469
Add: Net effect of dilutive stock options and restricted stock awards	1,223	111	697	—

Adjusted weighted average number of common shares outstanding	90,557	88,655	89,635	88,469

Net income (loss) per common share:
Basic	$0.09	$—	$0.30	$(0.23)
Diluted	$0.09	$—	$0.30	$(0.23)

Stock options, restricted stock and warrants excluded from calculation of diluted earnings per share because they were anti-dilutive for the period	2,167	7,289	3,941	6,346

For the third quarter of 2010 and 2009, we had weighted average dilutive stock options and restricted stock outstanding of approximately 5.0 million shares and 0.4 million shares respectively, and approximately 3.3 million shares for the first nine months of 2010. For the first nine months of 2009 we did not have any dilutive stock options or restricted stock. The resulting net effect of stock options and restricted stock were used in calculating diluted income per share for the period.
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
On June 1, 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our common stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. Prior to 2006, all outstanding shares of the Series B Preferred Stock were converted to common stock. The Series B Warrant was originally issued with a seven year life, expiring June 1, 2007. This warrant contains certain registration provisions, which, if not met, reduce the exercise price of the warrant by 2.5%, for each year we are not in compliance with the registration requirements, and extend the term of the warrant. Effective May 1, 2009, we became compliant with the registration requirements for the warrant. Previously, because of a restatement of our earnings which occurred in 2006, we were not in compliance with these requirements which resulted in adjustments to the exercise price and extended the term of the warrant. As of September 30, 2010, the Series B Warrant, as adjusted for certain anti-dilution provisions, remains outstanding and provides for the right to purchase up to approximately 2.1 million shares of our common stock at an exercise price of $8.97, and expires in February 2012.

Note 3 — Receivables and Inventories
Receivables — Receivables, net consist of the following:

	September 30,	December 31,
(In thousands)	2010	2009

Gross trade receivables	$174,075	$123,909
Allowance for doubtful accounts	(6,409)	(5,969)

Net trade receivables	167,666	117,940

Notes and other receivables	7,412	4,446

Total receivables, net	$175,078	$122,386

Inventories — Our inventories include $116.8 million and $113.3 million of raw materials and components for our drilling fluids systems at September 30, 2010 and December 31, 2009, respectively. The remaining balance consists primarily of composite mat finished goods.
Note 4 — Financing Arrangements
Our financing arrangements include a $150.0 million revolving credit facility, of which $66.0 million was outstanding at September 30, 2010, and a term loan, of which $30.0 million remained outstanding at September 30, 2010.
In October 2010, we completed the sale and issuance of unsecured Convertible Senior Notes due October 1, 2017 in the aggregate principle amount of $172.5 million (“Senior Notes”). The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of Company common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of approximately $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of the Company’s common stock. The Company may not redeem the Senior Notes at its election prior to their maturity date.
Net proceeds of $167.3 million were received in October 2010, reduced by $5.2 million for the underwriters’ discounts and commissions. Following the October 2010 funding of this offering, proceeds were used to fully repay the revolving credit facility balance and the $30.0 million term loan balance. We expect $0.2 million of deferred financing costs associated with our term loan to be written off in the fourth quarter of 2010.
Note 5 — Fair Value of Financial Instruments
Our derivative financial instruments consist of interest rate swap agreements entered into in January 2008, which effectively fix the underlying LIBOR rate on our borrowings under our term loan. The initial notional amount of the swap agreements totaled $50.0 million reducing by $10.0 million each December, matching the required principal payments under the term loan. As of September 30, 2010, $30.0 million remained outstanding on the term loan. As a result of the swap agreements, we pay a fixed rate of 3.74% plus the applicable margin.
Following the issuance of the Senior Notes in October 2010 and the subsequent repayment of the $30.0 million term loan balance, the cash flow hedge agreements were terminated and settled in October 2010 for $1.2 million. As a result of the pending termination, the swap agreements no longer qualified for cash flow hedge accounting at September 30, 2010 and a $1.2 million derivative loss previously reported in accumulated other comprehensive income was recorded to interest expense in the third quarter of 2010.

Our financial instruments include cash and cash equivalents, receivables, payables, debt, and certain derivative financial instruments. We believe the carrying values of these instruments approximated their fair values at September 30, 2010 and December 31, 2009.
At September 30, 2010 and December 31, 2009, the estimated fair value of total debt is equal to the carrying value of $99.8 million and $123.0 million, respectively.
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
SEC Investigation
On March 12, 2007, we were advised that the SEC opened a formal investigation into the matters disclosed in Amendment No. 2 to our Annual Report on Form 10-K/A filed on October 10, 2006. We have and will continue to cooperate fully with the SEC’s investigation. On July 16, 2009, the SEC filed a civil lawsuit against our former Chief Financial Officer, the former Chief Financial Officer of our Soloco business unit and one former vendor in connection with the transactions that were described in the Amended Form 10-K/A. Subsequently, the SEC announced that it reached settlement of its claims against all three defendants. We were not named as a defendant in this lawsuit. In October 2010, the SEC informed us that they have completed their investigation associated with these matters.
Note 7 — Segment Data
Summarized operating results for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter			First Nine Months
(In thousands)	2010		2009	2010		2009

Revenues
Fluids systems and engineering	$148,140		$99,421	$434,984		$295,651
Mats and integrated services	18,186		7,578	48,787		25,079
Environmental services	12,952		11,209	37,657		34,015

Total revenues	$179,278		$118,208	$521,428		$354,745

Operating income (loss)
Fluids systems and engineering	$11,845		$2,541	$39,423		$(4,755	)(4)
Mats and integrated services	8,592	(1)	(879)	16,342	(1)(3)	(9,067	)(4)
Environmental services	3,944		4,070 (2)	10,847		6,612	(2)
Corporate office	(4,849)		(3,494)	(13,475)		(13,253	)(4)

Operating income (loss)	$19,532		$2,238	$53,137		$(20,463)

(1)	Includes $2.2 million of income related to a lawsuit settlement against a former raw materials vendor.

(2)	Includes $2.3 million of income reflecting proceeds from the settlement of business interruption claims related to hurricanes and storms in 2008.

(3)	Includes $0.9 million of income reflecting proceeds from insurance claims related to Hurricane Ike in 2008.

(4)
Includes employee termination and related charges of $4.5 million, which includes $3.1 million in fluids systems and engineering, $1.0 million in mats and integrated services and $0.4 million in our corporate office.

Note 8 — Guarantor and Non-Guarantor Financials
In May 2010, we filed a “shelf” registration statement on Form S-3 (“Form S-3”) registering up to $200 million in securities that may be issued by the Company from time to time. The Form S-3 was declared effective by the SEC on May 19, 2010. In October 2010, we completed our offering of Senior Notes under this “shelf” registration statement (see “Note 4 Financing Arrangements” for additional information). Under our “shelf” registration statement, we may in the future issue additional debt securities registered pursuant to the Form S-3 that are fully and unconditionally guaranteed by certain subsidiaries of the Company, as identified in the Form S-3 and primarily consisting of our U.S. subsidiaries. As a result, we are required to present consolidating financial information regarding the guarantors and non-guarantors of the securities in accordance with SEC Regulation S-X Rule 3-10. As specified in Rule 3-10, the unaudited condensed consolidating balance sheets, results of operations, and statements of cash flows presented on the following pages meet the requirements for financial statements of the issuer and each guarantor of the debt securities because the guarantors are all direct or indirect wholly-owned subsidiaries of Newpark Resources, Inc., and all of the guarantees are full and unconditional on a joint and several basis. The unaudited condensed consolidating balance sheet as of September 30, 2010 and December 31, 2009, the unaudited condensed consolidating statements of operations for the third quarter and first nine months of 2010 and 2009, and the unaudited condensed consolidated statements of cash flows for the first nine months of 2010 and 2009 are as follows:
Condensed Consolidating Balance Sheets

	September 30, 2010
(in thousands)		Guarantor	Non-guarantor	Consolidating
(unaudited)	Parent	subsidiaries	subsidiaries	entries	Consolidated
ASSETS
Cash and cash equivalents	$244	$—	$11,858	$—	$12,102
Receivables, net	201	118,357	56,520	—	175,078
Inventories	—	77,115	40,514	—	117,629
Deferred tax asset	15,937	7,091	287	—	23,315
Prepaid expenses and other current assets	1,639	2,132	9,627	—	13,398

Total current assets	18,021	204,695	118,806	—	341,522

Property, plant and equipment, net	3,834	183,424	25,124	—	212,382
Goodwill	—	38,237	23,792	—	62,029
Other intangible assets, net	—	11,231	2,417	—	13,648
Other assets	2,037	682	1,483	—	4,202
Investment in subsidiaries	153,757	26,165	—	(179,922)	—

Total assets	$177,649	$464,434	$171,622	$(179,922)	$633,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign bank lines of credit	$—	$—	$3,028	$—	$3,028
Current maturities of long-term debt	10,000	—	192	—	10,192
Accounts payable	706	46,647	21,231	—	68,584
Accrued liabilities	12,947	11,658	12,715	—	37,320

Total current liabilities	23,653	58,305	37,166	—	119,124

Long-term debt, less current portion	86,000	—	549	—	86,549
Deferred tax liability	(6,137)	27,436	1,226	—	22,525
Other noncurrent liabilities	2,764	10	2,255	—	5,029
Net intercompany (receivable) payable	(329,187)	261,214	67,973	—	—

Total liabilities	(222,907)	346,965	109,169	—	233,227

Common stock	931	24,557	25,991	(50,548)	931
Paid-in capital	467,026	56,417	3	(56,420)	467,026
Accumulated other comprehensive income	7,629	—	14,956	(14,956)	7,629
Retained (deficit) earnings	(59,804)	36,495	21,503	(57,998)	(59,804)
Treasury stock, at cost	(15,226)	—	—	—	(15,226)

Total stockholders’ equity	400,556	117,469	62,453	(179,922)	400,556

Total liabilities and stockholders’ equity	$177,649	$464,434	$171,622	$(179,922)	$633,783

	December 31, 2009
(in thousands)		Guarantor	Non-guarantor	Consolidating
(unaudited)	Parent	subsidiaries	subsidiaries	Entries	Consolidated
ASSETS
Cash and cash equivalents	$162	$—	$11,372	$—	$11,534
Receivables, net	9	72,985	49,392	—	122,386
Inventories	—	72,197	43,298	—	115,495
Deferred tax asset	155	7,091	211	—	7,457
Prepaid expenses and other current assets	1,937	2,384	7,419	—	11,740

Total current assets	2,263	154,657	111,692	—	268,612

Property, plant and equipment, net	3,766	194,902	25,957	—	224,625
Goodwill	—	38,237	24,039	—	62,276
Other intangible assets, net	—	13,249	2,788	—	16,037
Deferred tax and other assets	38,379	680	1,151	(26,646)	13,564
Investment in subsidiaries	93,860	26,171	—	(120,031)	—

Total assets	$138,268	$427,896	$165,627	$(146,677)	$585,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign bank lines of credit	$—	$—	$6,901	$—	$6,901
Current maturities of long-term debt	10,000	107	212	—	10,319
Accounts payable	1,195	38,317	23,480	—	62,992
Accrued liabilities	7,940	7,945	9,405	—	25,290

Total current liabilities	19,135	46,369	39,998	—	105,502

Long-term debt, less current portion	105,000	—	810	—	105,810
Deferred tax liability	—	27,437	1,292	(26,646)	2,083
Other noncurrent liabilities	1,782	10	1,905	—	3,697
Net intercompany (receivable) payable	(356,257)	295,408	60,849	—	—

Total liabilities	(230,340)	369,224	104,854	(26,646)	217,092

Common stock	917	24,907	25,945	(50,852)	917
Paid-in capital	460,544	56,423	3	(56,426)	460,544
Accumulated other comprehensive income	5,230	—	17,241	(13,836)	8,635
Retained (deficit) earnings	(82,669)	(22,658)	17,584	1,083	(86,660)
Treasury stock, at cost	(15,414)	—	—	—	(15,414)

Total stockholders’ equity	368,608	58,672	60,773	(120,031)	368,022

Total liabilities and stockholders’ equity	$138,268	$427,896	$165,627	$(146,677)	$585,114

Condensed Consolidated Statements of Operations
Third Quarter 2010 and 2009

	Third Quarter 2010
(in thousands)		Guarantor	Non-guarantor	Consolidating
(unaudited)	Parent	subsidiaries	subsidiaries	entries	Consolidated

Revenues	$—	$135,029	$44,249	$—	$179,278

Cost of revenues	—	108,094	37,130	—	145,224
Selling, general and administrative expenses	4,849	7,424	4,389	—	16,662
Other (income) expense, net	—	(2,186)	46	—	(2,140)

Operating (loss) income	(4,849)	21,697	2,684	—	19,532

Foreign currency exchange (gain) loss	—	(33)	1,217	—	1,184
Interest expense	3,131	28	119	—	3,278
Intercompany interest (income) expense	—	(746)	746	—	—

(Loss) income from operations before income taxes	(7,980)	22,448	602	—	15,070
Provision for income taxes	(3,568)	10,055	349	—	6,836
Equity in income of subsidiaries	12,646	472	—	(13,118)	—

Net income	$8,234	$12,865	$253	$(13,118)	$8,234

	Third Quarter 2009
(in thousands)		Guarantor	Non-guarantor	Consolidating
(unaudited)	Parent	subsidiaries	subsidiaries	entries	Consolidated

Revenues	$—	$76,998	$41,210	$—	$118,208

Cost of revenues	—	71,903	32,082	—	103,985
Selling, general and administrative expenses	3,494	6,162	5,020	—	14,676
Other income, net	—	(2,686)	(5)	—	(2,691)

Operating (loss) income	(3,494)	1,619	4,113	—	2,238

Foreign currency exchange loss (gain)	—	38	(1,049)	—	(1,011)
Interest expense (income)	3,307	(4)	58	—	3,361
Intercompany interest (income) expense	(342)	(643)	985	—	—

(Loss) income from operations before income taxes	(6,459)	2,228	4,119	—	(112)
Provision for income taxes	(2,018)	621	1,083	—	(314)
Equity in income of subsidiaries	4,643	3,480	—	(8,123)	—

Net income	$202	$5,087	$3,036	$(8,123)	$202

First Nine Months 2010 and 2009

	First Nine Months 2010
(in thousands)		Guarantor	Non-guarantor	Consolidating
(unaudited)	Parent	subsidiaries	subsidiaries	entries	Consolidated

Revenues	$—	$386,274	$135,154	$—	$521,428

Cost of revenues	—	311,527	112,514	—	424,041
Selling, general and administrative expenses	13,484	21,169	12,782	—	47,435
Other (income) expense, net	(11)	(3,434)	260	—	(3,185)

Operating (loss) income	(13,473)	57,012	9,598	—	53,137

Foreign currency exchange loss (gain)	—	41	(681)	—	(640)
Interest expense	7,314	13	327	—	7,654
Intercompany interest (income) expense	—	(2,194)	2,194	—	—

(Loss) income from operations before income taxes	(20,787)	59,152	7,758	—	46,123
Provision for income taxes	(8,543)	24,312	3,498	—	19,267
Equity in income of subsidiaries	39,100	4,134	—	(43,234)	—

Net income	$26,856	$38,974	$4,260	$(43,234)	$26,856

	First Nine Months 2009
(in thousands)		Guarantor	Non-guarantor	Consolidating
(unaudited)	Parent	subsidiaries	subsidiaries	entries	Consolidated

Revenues	$—	$247,089	$107,656	$—	$354,745

Cost of revenues	—	242,983	89,459	—	332,442
Selling, general and administrative expenses	13,253	21,289	10,977	—	45,519
Other (income) expense, net	—	(2,778)	25	—	(2,753)

Operating (loss) income	(13,253)	(14,405)	7,195	—	(20,463)

Foreign currency exchange gain	—	(54)	(1,518)	—	(1,572)
Interest expense (income)	6,456	(10)	165	—	6,611
Intercompany interest (income) expense	(1,052)	(1,481)	2,533	—	—

(Loss) income from operations before income taxes	(18,657)	(12,860)	6,015	—	(25,502)
Provision for income taxes	(5,694)	(3,927)	4,708	—	(4,913)
Equity in income (loss) of subsidiaries	(7,626)	5,681	—	1,945	—

Net (loss) income	$(20,589)	$(3,252)	$1,307	$1,945	$(20,589)

Condensed Consolidated Statements of Cash Flows

	First Nine Months 2010
(in thousands)		Guarantor	Non-guarantor
(unaudited)	Parent	subsidiaries	subsidiaries	Consolidated

Net cash (used in) provided by operating activitites	$(11,408)	$36,778	$738	$26,108

Net cash used in investing activities	(92)	(3,078)	(3,081)	(6,251)

Borrowings on lines of credit	103,000	—	30,121	133,121
Payments on lines of credit	(122,000)	—	(33,726)	(155,726)
Inter-company borrowings (repayments)	27,176	(33,593)	6,417	—
Other financing activities	3,406	(107)	(235)	3,064

Net cash provided by (used in) financing activities	11,582	(33,700)	2,577	(19,541)

Effect of exchange rate changes on cash	—	—	252	252

Net increase in cash	82	—	486	568
Cash at the beginning of the period	162	—	11,372	11,534

Cash at the end of the period	$244	$—	$11,858	$12,102

	First Nine Months 2009
(in thousands)		Guarantor	Non-guarantor
(unaudited)	Parent	subsidiaries	subsidiaries	Consolidated

Net cash (used in) provided by operating activitites	$(18,286)	$91,015	$(2,964)	$69,765

Net cash (used in) provided by investing activitites	(291)	(6,987)	(8,686)	(15,964)

Borrowings on lines of credit	86,000	—	28,742	114,742
Payments on lines of credit	(137,000)	—	(31,763)	(168,763)
Inter-company borrowings (repayments)	69,846	(83,785)	13,939	—
Other financing activities	(108)	(243)	(56)	(407)

Net cash provided by (used in) financing activitites	18,738	(84,028)	10,862	(54,428)

Effect of exchange rate changes on cash	—	—	(1,326)	(1,326)

Net increase in cash	161	—	(2,114)	(1,953)
Cash at the beginning of the period	—	—	8,252	8,252

Cash at the end of the period	$161	$—	$6,138	$6,299

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Current Report on Form 8-K, filed with the SEC on May 12, 2010 (“Form 8-K”). Our third quarter represents the three month period ended September 30, and our first nine month represents the nine month period ended September 30.
Overview
We are a diversified oil and gas industry supplier, and have three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services. We provide these products and services primarily to the oil and gas exploration (“E&P”) industry domestically in the U.S. Gulf Coast, West Texas, Oklahoma, East Texas, North Louisiana, Rocky Mountains and Northeast regions, as well as Canada, Brazil, United Kingdom (“U.K.”), Mexico and certain areas of Europe and North Africa. Further, we established a presence outside the E&P sector, particularly in Mats and Integrated Services, where we are marketing to utilities, municipalities and government sectors. Our North American operations generated 77% of total reported revenues for the first nine months of 2010, and our consolidated revenues by segment are as follows:

	First Nine
	Months
(In thousands)	2010 Revenues	%

Fluids systems and engineering	$434,984	84%
Mats and integrated services	48,787	9%
Environmental services	37,657	7%

Total revenues	$521,428	100%

Our operating results depend, to a large extent, on oil and gas drilling activity levels in the markets we serve, as well as the depth of drilling, which governs the revenue potential of each well. The drilling activity in turn, depends on oil and gas commodity pricing, inventory levels and demand, and more recently, regulatory actions affecting operations in the Gulf of Mexico.
Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the third quarter and first nine months of 2010, as compared to the comparable period of the prior year is as follows:

	Third Quarter		2010 vs 2009
	2010	2009	Count	%

U.S. Rig Count	1,618	970	648	67%
Canadian Rig Count	360	186	174	94%

North America	1,978	1,156	822	71%

	First Nine Months		2010 vs 2009
	2010	2009	Count	%

U.S. Rig Count	1,486	1,083	403	37%
Canadian Rig Count	324	203	121	60%

North America	1,810	1,286	524	41%

Source:	Baker Hughes Incorporated

North American drilling activity declined dramatically during 2009 from the elevated levels experienced in 2008. In response to these declines, we executed cost reduction programs during 2009 including workforce reductions, reduced discretionary spending and salary reductions. As part of this cost reduction program, we reduced our North American workforce by 548 employees, in addition to eliminating substantially all contract employee positions. As a result of these workforce reductions, operating results for the first nine months of 2009 include $4.5 million of charges associated with employee termination and related costs, nearly all of which were incurred during the first half of the year.
In April 2010, the Deepwater Horizon drilling rig sank in the Gulf of Mexico after an explosion and fire, resulting in the discharge of oil from the well. Following the Deepwater Horizon oil spill, the Department of Interior of the U.S. government has taken several actions aimed at restricting and temporarily prohibiting certain drilling activity in the Gulf of Mexico. While the Department of Interior recently announced the formal end of the drilling moratorium placed in effect in May 2010, increased permitting requirements are applicable to both shallow water and deepwater drilling activities. As a result, the near-term outlook for drilling activity in the Gulf of Mexico remains uncertain.
We generated $11.3 million and $36.8 million of revenues during the third quarter and first nine months of 2010, respectively, within the areas of the Gulf of Mexico impacted by the restrictions. Included in this, our Environmental Services segment generated $5.4 million and $7.4 million of revenues for the disposal of waste from the Deepwater Horizon spill, during the third quarter and first nine months of 2010, respectively. We expect revenues generated directly from the Deepwater Horizon oil spill to decline in the fourth quarter of 2010, and we expect modest declines in non-oil spill revenues generated in this area.
Net income in the third quarter of 2010 includes a $1.2 million foreign currency exchange loss, primarily driven by the weakening U.S. dollar. The third quarter of 2010 also had an unusually high effective tax rate of 45.4%, primarily due to losses generated in Brazil for which the recording of a tax benefit is not permitted.
Financing Arrangements
In October 2010, we completed the sale and issuance of unsecured Convertible Senior Notes due October 1, 2017 in the aggregate principle amount of $172.5 million (“Senior Notes”). The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of Company common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of approximately $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of the Company’s common stock. The Company may not redeem the Senior Notes at its election prior to their maturity date.
Net proceeds of $167.3 million were received in October 2010, reduced by $5.2 million for the underwriters’ discounts and commissions. Following the October 2010 funding of this offering, proceeds were used to fully repay the revolving credit facility balance and the $30.0 million term loan balance. We expect $0.2 million of deferred financing costs associated with our term loan to be written off in the fourth quarter of 2010.

Third Quarter of 2010 Compared to Third Quarter of 2009
Results of Operations
Summarized results of operations for the third quarter of 2010 compared to the third quarter of 2009 are as follows:

	Third Quarter		2010 vs 2009
(In thousands)	2010	2009	$

Revenues	$179,278	$118,208	$61,070
Cost of revenues	145,224	103,985	41,239
Selling, general and administrative expenses	16,662	14,676	1,986
Other income, net	(2,140)	(2,691)	551

Operating income	19,532	2,238	17,294

Foreign currency exchange loss (gain)	1,184	(1,011)	2,195
Interest expense	3,278	3,361	(83)

Income (loss) from operations before income taxes	15,070	(112)	15,182
Provision for income taxes	6,836	(314)	7,150

Net income	$8,234	$202	$8,032

Revenues
Revenues increased 52% to $179.3 million in the third quarter of 2010, compared to $118.2 million in the third quarter of 2009. This increase in revenues is primarily driven by the 67% improvement in the U.S. rig count, along with our expansion into new markets and market share gains, including increased revenues of $9.9 million from East Texas and North Louisiana and $9.4 million from the Northeast U.S. region. Revenues from our international operations remained relatively flat in the third quarter of 2010 compared to the third quarter of 2009. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 40% to $145.2 million in the third quarter of 2010, as compared to $104.0 million in the third quarter of 2009. The increase is primarily driven by the 52% increase in revenues. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $2.0 million to $16.7 million in the third quarter of 2010 from $14.7 million for the third quarter of 2009. The increase is primarily attributable to a $1.8 million increase in performance-based employee incentive costs in the 2010 period.
Foreign currency exchange
Foreign currency exchange primarily reflects the impact of currency translations on assets and liabilities held in our foreign operations that are denominated in currencies other than functional currencies. Our foreign operations have a portion of their cash and accounts receivable that are denominated in U.S. dollars. During the third quarter of 2010, foreign currency exchange was unfavorably impacted by the weakening U.S. dollar as compared to other currencies in our foreign operations, while the third quarter of 2009 benefitted from the strengthening U.S. dollar as compared to such currencies.

Interest expense
Interest expense totaled $3.3 million for the third quarter of 2010 compared to $3.4 million for the third quarter of 2009. Following our Senior Notes offering completed in October 2010 and repayment of our revolving credit facility and term loan, we terminated our interest rate swap agreements associated with the term loan, resulting in the payment of $1.2 million. As a result of the pending termination at September 30, 2010, the swap agreements no longer qualified for cash flow hedge accounting, and the $1.2 million derivative loss previously reported in accumulated other comprehensive income was recorded to interest expense. The remaining decrease in interest expense is primarily attributable to higher interest rates paid in the third quarter of 2009, following the First Amendment and Waiver to the Amended Credit Agreement (“First Amendment”), which was entered into in July 2009. The weighted average borrowing rate under our credit facility was 8.99% at September 30, 2009, declining to 6.72% at September 30, 2010.
Provision for income taxes
The provision for income taxes for the third quarter of 2010 was a $6.8 million expense, reflecting an effective tax rate of 45.4%, compared to a $0.3 million benefit in the third quarter of 2009. The high effective tax rate in the third quarter of 2010 is due to losses generated in Brazil for which the recording of a tax benefit is not permitted. The small benefit in the third quarter of 2009 is attributable to the small pre-tax loss in the period, along with favorable tax adjustments following the completion of the 2008 U.S. tax returns.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter		2010 vs 2009
(In thousands)	2010	2009	$	%

Revenues
Fluids systems and engineering	$148,140	$99,421	$48,719	49%
Mats and integrated services	18,186	7,578	10,608	140%
Environmental services	12,952	11,209	1,743	16%

Total revenues	$179,278	$118,208	$61,070	52%

Operating income (loss)
Fluids systems and engineering	$11,845	$2,541	$9,304
Mats and integrated services	8,592	(879)	9,471
Environmental services	3,944	4,070	(126)
Corporate office	(4,849)	(3,494)	(1,355)

Operating income	$19,532	$2,238	$17,294

Segment operating margin
Fluids systems and engineering	8.0%	2.6%
Mats and integrated services	47.2%	(11.6%)
Environmental services	30.5%	36.3%

Fluids Systems and Engineering
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2010 vs 2009
(In thousands)	2010	2009	$	%

Drilling fluids and engineering	$83,675	$48,209	$35,466	74%
Completion fluids and services	12,079	5,567	6,512	117%
Industrial minerals	13,416	7,283	6,133	84%

Total North America	109,170	61,059	48,111	79%
Mediterranean	28,600	29,443	(843)	(3%)
Brazil	10,370	8,919	1,451	16%

Total	$148,140	$99,421	$48,719	49%

North America revenues increased 79% to $109.2 million for the third quarter of 2010, as compared to $61.1 million for the third quarter of 2009. Of this $48.1 million increase, drilling fluids and engineering revenues increased $35.5 million (or 74%), largely attributable to the 67% increase in the U.S. rig count, along with expansion in the Northeast U.S. region, and market share gains in East Texas and North Louisiana. Our completion fluids and services operations were up 117% and our wholesale industrial minerals revenues were up 84%, both driven by the increased activity levels.
Internationally, revenues were up 2% to $39.0 million for the third quarter of 2010, as compared to $38.4 million for the third quarter of 2009. This increase is primarily due to a $1.5 million increase from Brazil, while Mediterranean revenues were down 3% primarily due to timing of specific customer activities.
Operating Income
Operating income for this segment was $11.8 million in the third quarter of 2010, reflecting an improvement of $9.3 million from the $2.5 million operating income for the third quarter of 2009. Of this $9.3 million improvement, our North American operations generated a $10.9 million improvement in operating income on a $48.1 million increase in revenues, reflecting an incremental profit margin of 23%. Operating income from international operations decreased $1.6 million on a $0.6 million increase in revenues. The lower operating income is attributable to Brazil, which generated a $2.7 million operating loss in the third quarter of 2010, compared to a break-even third quarter of 2009.
Our consolidated balance sheet as of September 30, 2010 includes $12.9 million of long-lived assets within our Brazil operation, of which $12.4 million consists of property, plant and equipment. For the nine months ended September 30, 2010, our Brazil operation generated an operating loss of $4.5 million. While the operating results from this operation are expected to improve in the future and management currently believes that the carrying value of the long-lived assets is recoverable, an impairment of the long-lived assets in a future period is possible if current expectations change and management’s outlook for the Brazil operation deteriorates.

Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2010 vs 2009
(In thousands)	2010	2009	$	%

Mat rental and integrated services	$12,413	$6,690	$5,723	86%
Mat sales	5,773	888	4,885	550%

Total	$18,186	$7,578	$10,608	140%

The $10.6 million increase in revenues is primarily driven by revenues from mat rentals, including an $8.2 million increase in the Northeast U.S. region, partially offset by declines in rental and service revenues in the Gulf Coast locations, as we continue to re-deploy our rental mat fleet to the higher demand areas. Mat sales also increased $4.9 million, as demand for these products has improved from the E&P and other industries, following the economic downturn in 2009.
Operating Income
Segment operating income increased by $9.5 million to $8.6 million for the third quarter of 2010, as compared to a $0.9 million operating loss in the third quarter of 2009. The third quarter of 2010 includes $2.2 million of income reflecting net proceeds from the settlement of a lawsuit we filed in 2007 against a former raw materials vendor. The remaining $7.3 million improvement in operating income is primarily attributable to the $10.6 million increase in revenues, which benefited from a higher mix of mat rental activity. Incremental margins on mat rentals are stronger than mat sales or service activities, due to the fixed nature of operating expenses, including depreciation expense on our rental mat fleet. As a result, we experienced significantly higher operating margins in the third quarter of 2010, as compared to the third quarter of 2009.
Environmental Services
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2010 vs 2009
(In thousands)	2010	2009	$	%

E&P waste — Gulf Coast	$9,839	$6,695	$3,144	47%
E&P waste — West Texas	740	679	61	9%
NORM and industrial waste	2,373	3,835	(1,462)	(38%)

Total	$12,952	$11,209	$1,743	16%

Environmental services revenues increased 16% to $13.0 million in the third quarter of 2010, as compared to the third quarter of 2009. The increase is attributable to higher E&P waste in the Gulf Coast, which included $5.4 million of revenues from the Deepwater Horizon oil spill for the third quarter of 2010. Revenues from non-oil spill activities declined by $3.7 million to $7.6 million in the third quarter of 2010, reflecting the impact of U.S. government restrictions on drilling activity in the Gulf of Mexico.

Operating Income
Environmental services operating income decreased by $0.1 million in the third quarter of 2010, compared to the third quarter of 2009. The third quarter of 2009 included $2.3 million of other income associated with the settlement of business interruption insurance claims, resulting from hurricanes and storms in 2008. The remaining $2.2 million improvement in operating income is attributable to the $1.7 million increase in revenues, combined with lower operating expenses, including a $1.7 million reduction in equipment rent and maintenance expense, following the non-renewal of barge leases in 2009.
In addition to the $5.4 million of revenues generated directly from the Deepwater Horizon oil spill, approximately 25% of third quarter 2010 revenues for this segment were derived from areas of the Gulf of Mexico affected by the U.S. government restrictions. We expect revenues generated directly from the Deepwater Horizon oil spill to decline in the fourth quarter of 2010, and we expect modest declines in non-oil spill revenues generated in this area. Due to the fixed nature of the majority of our operating expenses in this segment, we expect any reduction in segment revenues to have a high incremental impact on segment operating income.
First Nine Months of 2010 Compared to First Nine Months of 2009
Results of Operations
Summarized results of operations for the first nine months of 2010 compared to the first nine months of 2009 are as follows:

	First Nine Months		2010 vs 2009
(In thousands)	2010	2009	$
Revenues	$521,428	$354,745	$166,683

Cost of revenues	424,041	332,442	91,599
Selling, general and administrative expenses	47,435	45,519	1,916
Other income, net	(3,185)	(2,753)	(432)

Operating income (loss)	53,137	(20,463)	73,600

Foreign currency exchange gain	(640)	(1,572)	932
Interest expense	7,654	6,611	1,043

Income (loss) from operations before income taxes	46,123	(25,502)	71,625
Provision for income taxes	19,267	(4,913)	24,180

Net income (loss)	$26,856	$(20,589)	$47,445

Revenues
Revenues increased 47% to $521.4 million in the first nine months of 2010, compared to $354.7 million in the first nine months of 2009. This increase in revenues is primarily driven by the 37% improvement in the U.S. rig count, along with our expansion into new markets and market share gains, including increased revenues of $43.9 million from East Texas and North Louisiana, $27.7 million from the Northeast U.S. region and $21.5 million from Brazil. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 28% to $424.0 million in the first nine months of 2010, as compared to $332.4 million in the first nine months of 2009. The increase is primarily driven by the 47% increase in revenues, partially offset by the benefits of the 2009 cost reduction programs, workforce reductions and non-recurring employee termination and related costs recorded in the first nine months of 2009. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses
Selling, general and administrative expenses increased $1.9 million to $47.4 million in the first nine months of 2010 from $45.5 million for the first nine months of 2009. The increase is primarily attributable to $4.2 million of performance-based employee incentive costs in the 2010 period, partially offset by the impact of cost reduction programs implemented during 2009.
Other income, net
Other income, net was $3.2 million during the first nine months of 2010, reflecting $0.9 million of proceeds from insurance claims resulting from Hurricane Ike in 2008 and $2.2 million of net proceeds from a lawsuit settlement, both within our Mats and Integrated Services business. Other income, net was $2.8 million during the first nine months of 2009, including $2.3 million of proceeds from business interruption insurance claims within our Environmental Services business.
Foreign currency exchange
Foreign currency exchange was a $0.6 million gain in the first nine months of 2010, compared to a $1.6 million gain in the first nine months of 2009, reflecting the impact of currency fluctuations on our non-functional currency-denominated assets and liabilities within our foreign operations.
Interest expense
Interest expense increased to $7.7 million in the first nine months of 2010, compared to $6.6 million for the first nine months of 2009. The first nine months of 2010 includes a $1.2 million charge for the termination of our interest rate swap agreements associated with the term loan. The remaining interest expense of $6.5 million in the first nine months of 2010 is down $0.1 million from the comparable period of 2009, as higher average interest rates following the First Amendment were more than offset by lower debt levels.
Provision for income taxes
The provision for income taxes for the first nine months of 2010 was a $19.3 million expense, reflecting an effective tax rate of 41.8%, compared to a $4.9 million benefit for the first nine months of 2009, reflecting an effective tax rate of 19.3%. The high effective tax rate in the first nine months of 2010 is due to losses generated in Brazil for which the recording of a tax benefit is not permitted. The low effective tax benefit rate in the first nine months of 2009 is primarily due to the write off of a previously recognized net operating loss carryforward tax asset in Canada, along with losses generated in certain foreign countries for which the recording of a tax benefit is not permitted.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Nine Months		2010 vs 2009
(In thousands)	2010	2009	$	%

Revenues
Fluids systems and engineering	$434,984	$295,651	$139,333	47%
Mats and integrated services	48,787	25,079	23,708	95%
Environmental services	37,657	34,015	3,642	11%

Total revenues	$521,428	$354,745	$166,683	47%

Operating income (loss)
Fluids systems and engineering	$39,423	$(4,755)	$44,178
Mats and integrated services	16,342	(9,067)	25,409
Environmental services	10,847	6,612	4,235
Corporate office	(13,475)	(13,253)	(222)

Operating income (loss)	$53,137	$(20,463)	$73,600

Segment operating margin
Fluids systems and engineering	9.1%	(1.6%)
Mats and integrated services	33.5%	(36.2%)
Environmental services	28.8%	19.4%
Fluids Systems and Engineering
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2010 vs 2009
(In thousands)	2010	2009	$	%

Drilling fluids and engineering	$247,424	$150,845	$96,579	64%
Completion fluids and services	31,918	22,262	9,656	43%
Industrial minerals	37,901	23,386	14,515	62%

Total North America	317,243	196,493	120,750	61%
Mediterranean	81,037	83,956	(2,919)	(3%)
Brazil	36,704	15,202	21,502	141%

Total	$434,984	$295,651	$139,333	47%

North America revenues increased 61% to $317.2 million for the first nine months of 2010, as compared to $196.5 million for the first nine months of 2009. Of this $120.8 million increase, drilling fluids and engineering revenues increased $96.6 million, largely attributable to the 37% increase in the U.S. rig count, along with expansion in the Northeast U.S. region and market share gains in East Texas and North Louisiana. Our completion fluids and services activity was up 43% and our wholesale industrial minerals revenues were up 62%, both driven by the increased activity levels.
Internationally, revenues were up 19% to $117.7 million for the first nine months of 2010, as compared to $99.2 million for the first nine months of 2009, primarily due to a $21.5 million increase from Brazil as activity under new contracts continues to ramp-up. Mediterranean revenue is down 3% primarily due to timing of our customer activities.

Operating Income
Operating income for this segment was $39.4 million in the first nine months of 2010, reflecting an improvement of $44.2 million from a $4.8 million operating loss for the same period in 2009. Substantially all of this improvement was provided by the North American operations, which generated a $44.7 million improvement in operating income. This improvement is primarily attributable to the incremental profit from the $120.8 million increase in revenues described above, combined with operating expense reductions from programs implemented during 2009, and $3.1 million of charges in the 2009 period associated with employee terminations.
Operating income from international operations decreased $0.5 million, including a $0.3 million decrease in Brazil, as the higher revenues in 2010 include a large component of low margin pass-through billings.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2010 vs 2009
(In thousands)	2010	2009	$	%

Mat rental and integrated services	$30,755	$18,980	$11,775	62%
Mat sales	18,032	6,099	11,933	196%

Total	$48,787	$25,079	$23,708	95%

The $11.8 million increase in mat rental and integrated services revenue is primarily driven by a $16.0 million increase in mat rentals in the Northeast U.S. region, partially offset by a $3.1 million decline in Colorado rental and service revenues. Mat sales increased $11.9 million, as demand for these products has improved from the E&P and other industries, following the economic downturn in 2009.
Operating Income
Segment operating income increased by $25.4 million to $16.3 million for the first nine months of 2010. This improvement in operating income is primarily attributable to the $23.7 million increase in revenues, along with $3.8 million in operating expense reductions following 2009 cost reduction programs. The first nine months of 2009 included $1.0 million of employee termination costs and $1.1 million of non-cash write-downs of inventory. Operating income in the first nine months of 2010 benefited from a higher mix of mat rental activity. Incremental margins on mat rentals are stronger than mat sales or service activities, due to the fixed nature of operating expenses, including depreciation expense on the rental mat fleet. As a result, we experienced significantly higher operating margins in the first nine months of 2010, as compared to the first nine months of 2009. Additionally, the first nine months of 2010 included $3.1 million of other income reflecting proceeds from insurance claims and the settlement of a lawsuit against a former vendor.

Environmental Services
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2010 vs 2009
(In thousands)	2010	2009	$	%

E&P waste — Gulf Coast	$28,384	$22,893	$5,491	24%
E&P waste — West Texas	2,125	2,467	(342)	(14%)
NORM and industrial waste	7,148	8,655	(1,507)	(17%)

Total	$37,657	$34,015	$3,642	11%

Environmental services revenues increased 11% to $37.7 million in the first nine months of 2010, as compared to the first nine months of 2009. The $3.6 million increase in revenues from the prior year included $7.4 million of revenues from the Deepwater Horizon oil spill. Revenues from non oil spill activities declined by $3.8 million in the first nine months of 2010, primarily reflecting the impact of U.S. government restrictions on drilling activity in the Gulf of Mexico.
Operating Income
Environmental services operating income increased by $4.2 million in the first nine months of 2010, partially driven by the $3.6 million increase in revenues compared to the first nine months of 2009. In addition, operating expenses are down $2.9 million in the first nine months of 2010, including a $2.2 million reduction in equipment rental expenses, following the non-renewal of barge leases in 2009.
Liquidity and Capital Resources
Net cash provided by operating activities during the first nine months of 2010 totaled $26.1 million. Net income adjusted for non-cash items provided $64.3 million of cash during the period, while changes in operating assets and liabilities used $38.2 million of cash. The changes in operating assets and liabilities during the period includes $54.6 million from increases in receivables reflecting the impact of increased revenue levels along with a $3.1 million increase in inventories, partially offset by a $6.6 million increase in accounts payable and $14.3 million in increases in accrued liabilities.
Net cash used in investing activities during the first nine months of 2010 was $6.3 million, consisting primarily of capital expenditures. Net cash used in financing activities during the first nine months of 2010 was $19.5 million, primarily reflecting net payments on our revolving credit facilities during the period.
We anticipate that our working capital requirements for our operations will fluctuate with our sales activity in the near term. Cash generated by operations, net cash proceeds from our Senior Notes offering completed in October 2010, and availability under our existing credit agreement is expected to be adequate to fund our anticipated capital needs.
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

We were in compliance with our covenants as of September 30, 2010, and expect to remain in compliance through September 30, 2011. The calculated performance for these covenants as of September 30, 2010 is as follows:

	Covenant	Calculation as of
	Requirement	September 30, 2010

Fixed charge coverage ratio	1.20 minimum	3.22

Consolidated leverage ratio	3.00 maximum	1.24

Funded debt-to-captalization ratio	45.0% maximum	19.4%
The First Amendment also reduced the revolving credit facility from $175.0 million to $150.0 million, and provided for adjustments in the interest rates and commitment fees under the credit facility.
Our capitalization is as follows:

	September 30,	December 31,
(In thousands)	2010	2009

Term loan	$30,000	$30,000
Revolving credit facility	66,000	85,000
Foreign bank lines of credit	3,028	6,901
Other	741	1,129

Total	99,769	123,030
Stockholder’s equity	400,556	368,022

Total capitalization	$500,325	$491,052

Total debt to capitalization	19.9%	25.1%

In October 2010, we issued $172.5 million of our Senior Notes, bearing interest at 4.0%. Following the completion of this offering, all outstanding balances under the term loan and revolving credit facility were fully repaid.
As of September 30, 2010, $66.0 million of the outstanding principal under the revolving credit facility was bearing interest at Prime Rate plus 300 basis points, or 6.25%. In January 2008, we entered into interest rate swap agreements to effectively fix the underlying LIBOR rate on our borrowings under the Term Loan. The initial notional amount of the swap agreements totaled $50.0 million, reducing by $10.0 million each December, matching the required principal repayments under the Term Loan. As a result of the swap agreements, we pay a fixed rate of 3.74% over the term of the loan plus the applicable margin to lenders, which was 400 basis points at September 30, 2010. The weighted average interest rate on the outstanding balances under our Credit Agreement including the interest rate swaps as of September 30, 2010 and December 31, 2009 was 6.72% and 5.55%, respectively. Following the issuance of the Senior Notes in October 2010 and the subsequent repayment of the $30.0 million term loan balance, the cash flow hedge agreement was terminated and settled in October 2010 for $1.2 million. As a result of this termination, the $1.2 million was recorded to interest expense in the third quarter of 2010.
The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

At September 30, 2010, $9.8 million in letters of credit were issued and outstanding relating to our insurance programs. In addition, we had $66.0 million outstanding under our revolving credit facility at September 30, 2010, leaving $74.2 million of availability at that date. Additionally, we had $3.1 million in letters of credit outstanding relating to foreign operations.
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
Interest Rate Risk
At September 30, 2010, we had $69.8 million of variable rate debt including $66.0 million outstanding under our credit facility, bearing interest at a weighted average of 6.07%. At the September 30, 2010 balance, a 200 basis point increase in market interest rates during 2010 would cause our annual interest expense to increase approximately $1.4 million, resulting in a $0.01 per diluted share reduction in annual net earnings.
In October 2010, we issued $172.5 million of our Senior Notes, bearing interest at 4.0%. Following the completion of this offering, all outstanding balances under our term loan and revolving credit facility were repaid in full. As a result, substantially all of our outstanding debt is fixed rate debt.
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

ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2010, the end of the period covered by this quarterly report.
Changes in internal control over financial reporting
There has been no change in internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
The information set forth in the legal proceedings section of “Note 6 — Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.
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
In April 2010, the Deepwater Horizon drilling rig sank in the Gulf of Mexico after a blowout and fire, resulting in the ongoing discharge of oil from the well. Following the Deepwater Horizon oil spill, the Department of Interior of the U.S. government has taken several actions aimed at restricting and temporarily prohibiting certain drilling activity in the Gulf of Mexico. While the Department of Interior recently announced the formal end of the drilling moratorium placed in effect in May 2010, increased permitting requirements are applicable to both shallow water and deepwater drilling activities. As a result, the near-term outlook for drilling activity in the Gulf of Mexico remains uncertain. During the first nine months of 2010, we have generated approximately $37 million of revenues from the area impacted by the restrictions, including $8.1 million of revenue generated directly related to the Deepwater Horizon oil spill.
As a result of the restrictions imposed by the Department of Interior, our customers may possibly be forced to delay or cease operations in the areas impacted by the spill, resulting in less demand for our drilling fluids and waste disposal services. Further, our facilities on the coast of the Gulf of Mexico may be forced to suspend operations as a result of impacts from the restrictions, which could potentially result in a reduction in revenues or an increase in our costs. Depending on the scope of restrictions on Gulf of Mexico drilling activity, we expect revenues and operating income from this region to be lower in future periods, as compared to first nine months 2010 levels, for as long as the restrictions remain in effect.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable
(c)	The following table details our repurchases of shares of our common stock, for the three months ended September 30, 2010:

			Total Number of	Maximum Approximate Dollar
			Shares Purchased as Part	Value of Shares that May Yet
	Total Number of	Average Price	of Publicly Announced	be Purchased Under
Period	Shares Purchased	per Share	Plans or Programs	the Plans or Programs
July 1 – 31, 2010	—	—	—	$9.9 million
August 1 – 31, 2010	—	—	—	$9.9 million
September 1 – 30, 2010	—	$—	—	$9.9 million

Total	—	$—	—

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
Date: October 29, 2010

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