Form 10-Q/A
period 2010-09-30
NEWPARK RESOURCES INC
filed 2011-03-08
CIK 71829

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Newpark Resources, Inc. (the “Company”) for the quarterly period ended September 30, 2010, as originally filed by the Company with the Securities and Exchange Commission on October 29, 2010 (the “Original Form 10-Q”), is being filed to (i) amend Item 5 of Part II of the Original Form 10-Q to include disclosure required as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding mine safety results that was inadvertently omitted from the Original Form 10-Q, and (ii) amend Item 6 of Part II of the Original Form 10-Q to file new Exhibits 31.1 and 31.2.
Except as described above, no other changes have been made to the Original Form 10-Q. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

PART II OTHER INFORMATION
ITEM 5. Other Information
ITEM 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-31.2

PART II OTHER INFORMATION

ITEM 5.	Other Information
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. We do not believe that certain operations of our subsidiary, Excalibar Minerals, LLC (“Excalibar”), are subject to the jurisdiction of the Mine Safety and Health Administration (“MSHA”) and we previously filed an action with MSHA requesting a transfer of regulatory jurisdiction for the operations of Excalibar to the Occupational Safety and Health Administration (“OSHA”). Our request to transfer regulatory jurisdiction for these operations from MSHA to OSHA has been denied. As a result, the four specialized barite and calcium carbonate grinding facilities operated by Excalibar and a gravel excavation facility formerly operated by our Mats and Integrated Services business were subject to the regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).
As required by the reporting requirements regarding mine safety included in the Dodd-Frank Act, the table below presents the following information for the three months ended September 30, 2010 for each of the specialized grinding facilities operated by our subsidiary:
(a)	The total number of Mine Act section 104 significant and substantial citations received, which are for alleged violations of a mining safety standard or regulation where there exists a reasonable likelihood that the hazard could result in an injury or illness of a reasonably serious nature;
(b)	The total number of Mine Act section 104(b) orders received, which are for an alleged failure to totally abate the subject matter of a Mine Act section 104(a) citation within the period specified in the citation;
(c)	The total number of Mine Act section 104(d) citations and orders received, which are for an alleged unwarrantable failure to comply with a mining safety standard or regulation;
(d)	The total number of flagrant violations under section 110(b)(2) of the Mine Act received;
(e)	The total number of imminent danger orders issued under section 107(a) of the Mine Act;
(f)	The total dollar value of proposed assessments from MSHA under the Mine Act;
(g)	The total number of mining-related fatalities; and
(h)	The total number of pending legal actions before the Federal Mine Safety and Health Review Commission as required by § 1503(a)(3) of the Dodd-Frank Act.

(H)
	(A)	(B)	(C)	(D)	(E)	(F)		Pending
	Section	Section	Section	Section	Section	Proposed	(G)	Legal
Mine/Grinding Facility	104 S&S	104(b)	104(d)	110(b)(2)	107(a)	Assessments	Fatalities	Action

Houston Plant / 41-04449	2	—	—	—	—	$509	—	—

Dyersburg Plant / 40-03183	—	—	—	—	—	—	—	—

Excalibar Minerals (New Iberia Plant) / 16-01302	—	—	—	—	—	—	—	—

Corpus Christi Plant / 41-04002	—	—	—	—	—	—	—	—

Collins Gulch / Gravel Pit	—	—	—	—	—	—	—	—

In addition, for the three months ended September 30, 2010, we report that none of the mines/grinding facilities of which we or any of our subsidiaries were an operator has received written notice from MSHA of:
(a)	a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act; or
(b)	the potential to have such a pattern.
In evaluating the above information regarding mine safety and health, investors should take into account factors such as (i) the number of citations and orders will vary depending on the size of the coal mine or facility, (ii) the number of citations issued will vary from inspector-to-inspector and mine-to-mine, and (iii) citations and orders can be contested and appealed, and in that process, may be reduced in severity and amount, and are sometimes dismissed.

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
Date: March 8, 2011

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