Form 10-K
period 2010-12-31
NEWPARK RESOURCES INC
filed 2011-03-08
CIK 71829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2010, was $536.6 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.

As of February 28, 2011, a total of 90,399,974 shares of Common Stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G(3) to this Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders.

NEWPARK RESOURCES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking information in other materials we release to the public. Words such as “will”, “may”, “could”, “would”, “anticipates”, “believes”, “estimates”, “expects”, “plans”, “intends”, and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties, contingencies and other factors, some of which are beyond our control, are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.

We assume no obligation to update, amend or clarify publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report might not occur.

For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in Item 1A of this Annual Report on Form 10-K.

ii

PART I

ITEM 1.	Business

General

Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. We are a diversified oil and gas industry supplier with three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services. We provide our products and services principally to the oil and gas exploration and production industry (“E&P”) industry domestically in the U.S. Gulf Coast, West Texas, Oklahoma, East Texas, North Louisiana, Rocky Mountains, and Northeast regions, as well as internationally in certain areas of Europe, North Africa, Brazil, Canada and Mexico. Further, we are expanding our presence outside the E&P sector through our Mats and Integrated Services segment, where we are marketing to utilities, municipalities and government sectors, both domestically and internationally.

Our principal executive offices are located at 2700 Research Forest Drive, Suite 100, The Woodlands, Texas 77381. Our telephone number is (281) 362-6800. You can find more information about us at our Internet website located at www.newpark.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on or through our Internet website. These reports are available as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our Code of Ethics, our Corporate Governance Guidelines, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter are also posted to the corporate governance section of our Internet website. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. Information filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

When referring to “Newpark” and using phrases such as “we”, “us” and “our”, our intent is to refer to Newpark Resources, Inc. and its subsidiaries as a whole or on a segment basis, depending on the context in which the statements are made.

Industry Fundamentals

Historically, several factors have driven demand for our services, including the supply, demand and pricing of oil and gas commodities, which drive E&P drilling and development activity. Demand for most of our services is related to the level, type, depth and complexity of oil and gas drilling. The most widely accepted measure of activity for our North American operations is the Baker Hughes Rotary Rig Count. After several consecutive years of elevated North American drilling activity through 2008, the weak economic environment, the instability in the credit markets and declines in oil and natural gas commodity prices significantly impacted North American activity, reducing the average North American rig count from 2,261 in 2008 to 1,310 in 2009, before rebounding to 1,894 in 2010. The dramatic decline in E&P activity in 2009 negatively impacted our operating results during that year. Outside of North America, drilling activity has remained more stable, as drilling activity in many countries is based upon longer term economic projections and multiple year drilling programs, which tend to minimize the impact of short term changes of commodity prices on overall drilling activity.

In our core North American markets, we have seen significant growth in drilling activity in deep shales and other hard rock formations with limited permeability in East Texas, North Louisiana, Rocky Mountains and Northeast regions in recent years. These formations are being exploited with advanced fracture stimulation technology, which facilitates production of natural gas from these formations and drives higher drilling activities. While North American drilling expands into these new geologic formations, the shallower reserves available in the historic oil and gas-producing basins are approaching full development, and the longer-term economic potential of the remaining prospects appears to be declining, including basins along the U.S. Gulf Coast. Many operators have begun to shift the focus of their drilling programs towards unconventional geologic structures, which carry higher costs and inherently higher risks of both economic and physical failure for the operators. Also, following the April 2010 Deepwater Horizon oil spill, the Department of Interior of the U.S. government has taken several actions aimed at restricting and temporarily prohibiting certain drilling activity in the Gulf of Mexico. While the Department of Interior has since announced the formal end of the drilling moratorium placed in effect in May 2010, increased permitting requirements are applicable to both shallow water and deepwater drilling activities. As a result, the current activity in the Gulf of Mexico is significantly reduced from historical levels and the near-term outlook remains uncertain.

Internationally, we have seen continued growth in drilling activity, which is more heavily focused on oil, rather than natural gas exploration. The elevation of oil prices in recent years and the expectation of continued increases in world-wide demand have supported continued expansion of the international E&P activity, benefiting our operations in certain areas of Europe, North Africa and Brazil. In early 2011, several international markets in which we operate, including Tunisia, Egypt and Libya experienced political unrest. The near term outlook for operations in these areas remains uncertain and we cannot predict what effect the unrest may have on our operating results from the affected areas.

Reportable Segments

Fluids Systems and Engineering

Our Fluids Systems and Engineering business offers customized solutions, including highly technical drilling projects involving complex subsurface conditions such as horizontal, directional, geologically deep or deep water drilling. These projects require increased monitoring and critical engineering support of the fluids system during the drilling process. We provide drilling fluids products and technical services to the North American, European, North African, and Brazilian markets. We also provide completion services and equipment rental to customers in Oklahoma and Texas.

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

Technology — We seek patents and licenses on new developments whenever we believe it creates a competitive advantage in the marketplace. We own the patent rights to a family of high-performance water-based products, which we market as DeepDrill® and FlexDrillTM systems. In addition, in 2010 we introduced Evolutiontm, a new water-based system which was designed to enhance drilling performance and provide environmental benefits. Proprietary technology and systems is an important aspect of our business strategy. We also rely on a variety of unpatented proprietary technologies and know-how in many of our applications. We believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements are of equal or greater competitive significance than our existing proprietary rights.

Competition — We face competition from larger companies, including Schlumberger, Halliburton and Baker Hughes, which compete vigorously on fluids performance and/or price. In addition, these companies have broad product and service offerings in addition to their drilling fluids. We also have smaller regional competitors competing with us mainly on price and local relationships. We believe that the principal competitive factors in our businesses include a combination of price, reputation, technical proficiency, reliability, quality, breadth of services offered and experience. We believe that our competitive position is enhanced by our proprietary products and services.

Customers — Our customers are principally major and independent oil and gas E&P companies operating in the markets that we serve. During 2010, approximately 54% of segment revenues were derived from the 20 largest segment customers, and 73% of segment revenues were generated domestically. Typically, we perform services either under short-term standard contracts or under longer term service agreements. As most agreements with our customers can be terminated upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See Note 12 Segment and Related Information in Item 8. Financial Statements and Supplementary Data for additional information on financial and geographic data.

Mats and Integrated Services

We provide mat rentals, location construction and related well site services to E&P customers in the Northeast U.S. region, onshore U.S. Gulf Coast, and Western Colorado, and mat rentals to the utility industry in the U.K. These mats provide environmental protection and ensure all-weather access to sites with unstable soil conditions.

We manufacture our DuraBaseTM composite mat system for sales as well as for use in our domestic and international rental operations. Our marketing efforts for this product remain focused in principal oil and gas industry markets which include the Pacific Rim, South America, Europe, and the Middle East, as well as markets outside the E&P sector in the U.S. and Europe. We believe these mats have worldwide applications outside our traditional oilfield market, primarily in infrastructure construction, maintenance and upgrades of electric utility transmission lines, military logistics and as temporary roads for movement of oversized or unusually heavy loads.

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

Technology — We have obtained patents related to several of the components utilized in our DuraBase mat system as well as our composite mat manufacturing process. Using proprietary technology and systems is an important aspect of our business strategy. We believe that these products provide us with a distinct advantage over our competition, which is generally using wooden mat products. We believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements also have competitive significance in the markets we serve.

Competition — Our market is fragmented and competitive, with nine to ten competitors providing various forms of mat products and services. We provide DuraBase composite mat systems to many customers, both domestic and international. The mat sales component of our business is not as fragmented as the oilfield services segment with only a few competitors providing various alternatives to our DuraBase mat products. This is due to many factors, including large capital start-up costs and proprietary technology associated with this product.

We believe that the principal competitive factors in our businesses include price, reputation, technical proficiency, reliability, quality and breadth of services offered. We also believe that our competitive position is enhanced by our proprietary products, services and experience.

Customers — Our customers are principally major and independent oil and gas E&P companies operating in the markets that we serve. During 2010, approximately 91% of our segment revenues were derived from the 20 largest segment customers, of which, the largest customer represented 37% of our segment revenues. Typically, we perform services either under short-term contracts and rental service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See Note 12 Segment and Related Information in Item 8. Financial Statements and Supplementary Data for additional information on financial and geographic data.

Environmental Services

We process and dispose of waste generated by our oil and gas customers that is treated as exempt under the Resource Conservation and Recovery Act (“RCRA”). Primary revenue sources include onshore and offshore drilling waste management as well as reclamation services. Additionally, we provide disposal services in the West Texas market. We operate six receiving and transfer facilities located along the U.S. Gulf Coast. E&P waste is collected at the transfer facilities from drilling and production operations located offshore, onshore and within inland waters. Waste is accumulated at the transfer facilities and moved by barge through the Gulf Intracoastal Waterway to our processing and transfer facility at Port Arthur, Texas, and, if not recycled, is trucked to injection disposal facilities. We also recycle a portion of the material received and deliver it to municipal landfill facilities for application as a commercial product. Any remaining material is injected, after further processing, into environmentally secure geologic formations, effecting a permanent isolation of the material from the environment.

Under permits from Texas state regulatory agencies, we currently operate a 50-acre injection well facility in Jefferson County, Texas and an additional facility at a 400-acre site near Fannett, Texas. The Fannett site was placed in service in September 1995 and is our primary facility for disposing of E&P waste. Utilizing this same technology, we also receive and dispose of non-hazardous industrial waste principally from generators in the U.S. Gulf Coast market, including refiners, manufacturers, service companies and industrial municipalities that produce waste that is not regulated under RCRA. These non-hazardous waste streams are injected into a separate well utilizing the same low-pressure injection technology.

We are licensed to process E&P waste contaminated with naturally occurring radioactive material (“NORM”). We currently operate under a license that authorizes us to inject NORM directly into dedicated disposal wells at our Jefferson County facility. For more information on NORM, please refer to the discussion under Environmental Regulation below.

Technology — We use proprietary technology to dispose of E&P waste by low-pressure injection into unique geologic structures deep underground. We have patents covering our waste processing and injection operations which expire in 2014. Our injection technology is distinguished from conventional methods in that it utilizes very low pressure to move the waste into the injection zone.

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

Customers — Our customers are principally major and independent oil and gas E&P companies operating in the markets that we serve. During 2010, approximately 56% of our segment revenues were derived from the 20 largest segment customers, of which, the largest customer represented 22% of our segment revenues. All of our segment revenues are generated domestically. Typically, we perform services either under short-term standard contracts or under longer term service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See Note 12 Segment and Related Information in Item 8. Financial Statements and Supplementary Data for additional information on financial and geographic data.

Employees

At January 31, 2011, we employed 1,001 full and part-time personnel, none of which are represented by unions. We consider our relations with our employees to be satisfactory.

Environmental Regulation

We seek to comply with all applicable legal requirements concerning environmental matters. Our environmental services business processes and disposes of several types of non-hazardous waste. The non-hazardous wastes handled by our environmental services business are generally described as follows:

E&P Waste.   E&P waste typically contains levels of oil and grease, salts, dissolved solids and heavy metals within limits defined by state regulations. E&P waste also includes soils that have become contaminated by these materials.

NORM.  NORM is present throughout the earth’s crust at very low levels. Radium can co-precipitate with scale in the production stream as it is drawn to the surface and encounters a pressure or temperature change in the well tubing or production equipment. This scale contains radioactive elements that can become concentrated on tank bottoms or at water discharge points at production facilities.

Non-hazardous Industrial Waste.  This category of waste is generated by industries not associated with the exploration or production of oil and gas. This includes refineries and petrochemical plants.

Our business is affected by governmental regulations relating to the oil and gas industry in general, as well as environmental, health and safety regulations that have specific application to our business. Our activities are impacted by various federal, state and provincial pollution control, health and safety programs that are administered and enforced by regulatory agencies. While our business activities are not directly subject to the drilling moratorium and increased permitting requirements imposed during 2010 following the Deepwater Horizon accident, both our drilling fluids and environmental services segments were impacted by these regulatory actions.

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

We also employ a corporate-wide web-based health, safety and environmental management system (“HSEMS”), which is ISO 14001:2004 compliant. The HSEMS is composed of modules designed to capture information related to the planning, decision-making, and general operations of environmental regulatory activities within our operations. We also use the HSEMS to capture the information generated by regularly scheduled independent audits that are done to validate the findings of our internal monitoring and auditing procedures.

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

Risk Related to the Impact of Restrictions on Offshore Drilling Activity in the Gulf of Mexico

In April 2010, the Deepwater Horizon drilling rig sank in the Gulf of Mexico after a blowout and fire, resulting in the ongoing discharge of oil from the well. Following the Deepwater Horizon oil spill, the Department of Interior of the U.S. government took several actions aimed at restricting and temporarily prohibiting certain drilling activity in the Gulf of Mexico. While the Department of Interior has announced the formal end of the drilling moratorium placed in effect in May 2010, increased permitting requirements are applicable to both shallow water and deepwater drilling activities.

As a result of the restrictions imposed by the Department of Interior, we have experienced revenue declines in the areas impacted by the spill during the second half of 2010, as our customers have delayed or ceased operations, resulting in less demand for our drilling fluids and waste disposal services. During 2010, we generated approximately $44 million of revenues from the area impacted by the restrictions, including $11 million of revenue generated directly related to the Deepwater Horizon oil spill. Based on the uncertainty of the regulations on drilling in the Gulf of Mexico, we expect revenues and operating income from this region to be significantly lower in 2011, as compared to 2010 levels, for as long as the uncertainty remains. Due to the fixed nature of the majority of our operating expenses in this region, we expect any reduction in segment revenues to have a high incremental impact on segment operating income. Further, our facilities on the coast of the Gulf of Mexico may be forced to suspend operations as a result of impacts from the restrictions, which could potentially result in a reduction in revenues or an increase in our costs, including the potential impairment of long-lived assets.

In addition to the current restrictions, we cannot predict whether changes in laws and regulations concerning operations in the Gulf of Mexico, or more generally throughout the U.S. will be enacted. Significant changes in regulations regarding future exploration and production activities in the Gulf of Mexico or other government or regulatory actions could reduce drilling and production activity, or increase the costs of our services, which could have a material adverse impact on our business.

Risks Related to our Customer Concentration and Cyclical Nature of the E&P Industry

We derive a significant portion of our revenues from companies in the E&P industry, and our customer base is highly concentrated in major and independent oil and gas E&P companies operating in the markets that we serve. In 2010, approximately 50% of our consolidated revenues were derived from our 20 largest customers. While no single customer accounted for more than 10% of our consolidated revenues, one customer in our mats and integrated services segment accounted for 37% of segment revenues. The E&P industry is historically cyclical, with levels of activity generally affected by the following factors:

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

Risk Related to our Market Competition

We face competition in the Fluids Systems and Engineering business from larger companies, which compete vigorously on fluids performance and/or price. In addition, these companies have broad product and service offerings in addition to their drilling fluids. We also have smaller regional competitors competing with us mainly on price and local relationships.

Our competition in the Mats and Integrated Services business is very fragmented and competitive, with nine to ten competitors providing various forms of wooden mat products and services. In addition, we are beginning to see competition in the market for mats similar to our DuraBaseTM composite mat system.

Competition in the Environmental Services market could increase as the industry continues to develop, which could put downward pressure on our margins. We also face competition from efforts by oil and gas producing customers to improve their own methods of disposal and waste elimination.

Risks Related to the Cost and Continued Availability of Borrowed Funds

We employ borrowed funds as an integral part of our long-term capital structure and our future success is dependent upon continued access to borrowed funds to support our operations. The availability of borrowed funds on reasonable terms is dependent on the condition of credit markets and financial institutions from which these funds are obtained. Adverse events in the financial markets, such as those experienced in recent years, may significantly reduce the availability of funds, which may have an adverse effect on our cost of borrowings and our ability to fund our business strategy. Adverse events in the financial markets may also negatively impact our customers, as many of them finance their drilling and production operations through borrowed funds. The reduced availability and increased cost of borrowing could cause our customers to reduce their spending on drilling programs, thereby reducing demand and potentially pricing for our products and services.

Our ability to meet our debt service requirements and the continued availability of funds under our existing or future credit agreements is dependent upon our ability to continue generating operating income and remain in compliance with the covenants in our credit agreements. This, in turn, is subject to the volatile nature of the E&P industry, and to competitive, economic, financial and other factors that are beyond our control.

Risks Related to International Operations

We have significant operations outside of the United Stated, including certain areas of Europe, North Africa, Brazil, Canada and Mexico. In 2010, these international operations generated approximately 28% of our consolidated revenues. In addition, we may seek to expand to other areas outside the United States in the future. International operations are subject to a number of risks and uncertainties, including:

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

In early 2011, several international markets in which we operate, including Tunisia, Egypt and Libya experienced political unrest, which may negatively impact our operating results as well as oil and gas markets generally.

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

The markets for our products and services are dependent on the continued exploration for and production of fossil fuels (predominantly oil and natural gas). In December 2009, the U.S. Environmental Protection Agency (“EPA”) published findings that the emissions of carbon dioxide, methane and other greenhouse gases are contributing to the warming of the Earth’s atmosphere and other climatic changes, presenting an endangerment to human health and the environment. Further, federal legislation to reduce emissions of greenhouse gases has been considered and many states have taken measures to reduce greenhouse gas emissions. The EPA has also proposed regulations that could potentially limit greenhouse gas emissions and impose reporting obligations on large greenhouse gas emission sources. To the extent that laws and regulations enacted as part of climate change legislation increase the costs of drilling for or producing such fossil fuels, or reduce the demand for fossil fuels, such legislation could have a material adverse impact on our operations and profitability.

Risks Related to the Inherent Limitations of Insurance Coverage

While we maintain liability insurance, this insurance is subject to coverage limitations. Specific risks and limitations of our insurance coverage include the following:

•	self-insured retention limits on each claim, which are our responsibility

•	exclusions for certain types of liabilities and limitations on coverage for damages resulting from pollution

•	coverage limits of the policies, and the risk that claims will exceed policy limits

•	the financial strength and ability of our insurance carriers to meet their obligations under the policies

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

Risks Related to Potential Impairments of Long-lived Intangible Assets

As of December 31, 2010, our consolidated balance sheet includes $62.3 million in goodwill and $13.1 million of intangible assets, net. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently as the circumstances require, using a combination of market multiple and discounted cash flow approaches. In completing this annual evaluation during the fourth quarter of 2010, we determined that no reporting unit has a fair value below its net carrying value, and therefore, no impairment is required. However, if the financial performance or future projections for our operating segments deteriorate from current levels, a future impairment of goodwill or indefinite-lived intangible assets may be required, which would negatively impact our financial results, in the period of impairment.

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

Risks Related to Severe Weather, Particularly in the U.S. Gulf Coast

Approximately 25% of our consolidated revenue in 2010 was generated in market areas in the U.S. Gulf of Mexico and related near-shore areas, which are susceptible to hurricanes and other adverse weather events, such as those which occurred in 2005 and 2008. These weather events can disrupt our operations and result in damage to our properties, as well as negatively impact the activity and financial condition of our customers. Our business may be adversely affected by these and other negative effects of future hurricanes or other adverse weather events.

Risks Related to Capital Investments and Business Acquisitions

Our ability to successfully execute our business strategy will depend, among other things, on our ability to make capital investments and acquisitions which provide the Company with financial benefits. Our 2011 capital expenditures are expected to be approximately $30-$40 million, including investments in a new enterprise-wide operational and financial system, additional investments in our manufacturing and research and development facilities, as well as additions to our composite mat rental fleet. Further, on March 4, 2011, we entered into a definitive agreement to acquire the drilling fluids and related engineering services unit of Rheochem PLC, a publicly-traded Australian-based oil and gas company. These anticipated investments, along with any future investments, are subject to a number of risks and uncertainties, including:

•	incorrect assumptions regarding the future benefits or results from our capital investments, any acquired operations or assets

•	failure to complete a planned acquisition transaction or to successfully integrate the operations or management of any acquired businesses or assets in a timely manner

•	diversion of management’s attention from existing operations or other priorities

•	unanticipated disruptions to our business associated with the implementation of our enterprise-wide operational and financial system

•	failure of new enterprise-wide operational and financial system to function as intended

Any of the factors above could have an adverse effect on our business, financial condition or results of operations.

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

We lease office space to support our operating segments as well as our corporate offices. This leased space is located in The Woodlands, Houston and Port Arthur, Texas, Lafayette, Louisiana, Calgary, Alberta, and Rome, Italy. We also own office space in Oklahoma City, Oklahoma. All owned properties serve as collateral to our Amended and Restated Credit Agreement (“Credit Amendment”).

Fluids Systems & Engineering.  We own seven warehouse facilities and have 20 leased warehouses and five contract warehouses to support our customers and operations in the U.S. We own two warehouse facilities in Western Canada to support our Canadian operations. Additionally, we lease 16 warehouses and own one warehouse in the Mediterranean region and lease six warehouses in Brazil to support our international operations.

We operate four specialty product grinding facilities in the U.S. These facilities are located in Houston, Texas on approximately 18 acres of owned land, in New Iberia, Louisiana on 13.7 acres of leased land, in Corpus Christi, Texas on six acres of leased land, and in Dyersburg, Tennessee on 13.2 acres of owned land.

Mats & Integrated Services.  We own approximately 44,000 square feet of office and warehouse space on nine acres of land in Carencro, Louisiana, which houses manufacturing facilities for this segment. We also lease five sites in Pennsylvania, Texas, Louisiana and Colorado which serve as bases for our well site service activities. Additionally, we own five facilities which are located in Louisiana, Texas and Colorado to support field operations.

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

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “NR.”

The following table sets forth the range of the high and low sales prices for our common stock for the periods indicated:

Period	High	Low

2010
4th Quarter	$8.90	$5.12
3rd Quarter	$9.50	$5.97
2nd Quarter	$8.05	$5.18
1st Quarter	$5.85	$3.60
2009
4th Quarter	$4.56	$2.56
3rd Quarter	$3.51	$2.22
2nd Quarter	$3.47	$2.22
1st Quarter	$4.68	$2.30

As of February 1, 2011, we had 1,822 stockholders of record as determined by our transfer agent.

During 2008, our Board of Directors approved a plan authorizing our repurchase of up to $25 million of outstanding common stock, of which $9.9 million remains available. No repurchases were made under this plan during 2009 or 2010. During 2010 and 2009 we repurchased $0.2 million and $0.3 million of shares surrendered in lieu of taxes under vesting of restricted stock awards, respectively. Our Board of Directors currently intends to retain earnings for use in our business. We have not paid any dividends during the two recent fiscal years or any subsequent interim period, and we do not intend to pay any cash dividends in the foreseeable future. In addition, our credit facilities contain covenants which limit the payment of dividends on our common stock.

The following table details our repurchases of shares of our common stock for the three months ended December 31, 2010:

			Total Number of	Maximum Approximate Dollar
			Shares Purchased as Part	Value of Shares that May Yet
	Total Number of	Average Price	of Publicly Announced	be Purchased Under
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs

October 1 — 31, 2010	—	$—	—	$9.9 million
November 1 — 30, 2010	—	—	—	$9.9 million
December 1 — 31, 2010	—	—	—	$9.9 million

Total	—	$—	—

Performance Graph

The following graph reflects a comparison of the cumulative total stockholder return of our common stock from January 1, 2006 through December 31, 2010, with the New York Stock Exchange Market Value Index, a broad equity market index, and the Hemscott Oil & Gas Equipment/Services Index, an industry group index. The graph assumes the investment of $100 on January 1, 2006 in our common stock and each index and the reinvestment of all dividends, if any. This information shall be deemed furnished not filed, in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Exchange Act of 1933, or the Securities Act of 1934, except to the extent we specifically incorporate it by reference.

ITEM 6.	Selected Financial Data

The selected consolidated historical financial data presented below for the five years ended December 31, 2010 is derived from our consolidated financial statements and is not necessarily indicative of results to be expected in the future.

The following data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 7 and 8 below.

	As of and for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share data)

Consolidated Statements of Operations:
Revenues	$715,954	$490,275	$858,350	$671,207	$642,317

Operating income (loss)	78,004	(15,325)	71,496	66,403	3,468

Interest expense	10,267	9,334	10,881	20,251	19,546

Income (loss) from continuing operations	$41,626	$(20,573)	$39,300	$31,763	$(12,306)
Loss from discontinued operations, net of tax	—	—	(842)	(3,488)	(19,975)
Loss from disposal of discontinued operations, net of taxes	—	—	—	(1,613)	—

Net income (loss)	$41,626	$(20,573)	$38,458	$26,662	$(32,281)

Net income (loss) per common share (basic):
Income (loss) from continuing operations	$0.47	$(0.23)	$0.44	$0.35	$(0.14)
Net income (loss) per common share	$0.47	$(0.23)	$0.43	$0.30	$(0.36)

Net income (loss) per common share (diluted):
Income (loss) from continuing operations	$0.46	$(0.23)	$0.44	$0.35	$(0.14)
Net income (loss) per common share	$0.46	$(0.23)	$0.43	$0.29	$(0.36)

Consolidated Balance Sheet Data:
Working capital	$329,371	$163,110	$253,136	$214,890	$215,364
Total assets	737,342	585,114	713,679	643,493	629,449
Foreign bank lines of credit	1,458	6,901	11,302	7,297	10,938
Current maturities of long-term debt	148	10,319	10,391	11,565	4,058
Long-term debt, less current portion	172,987	105,810	166,461	158,616	198,047
Stockholders’ equity	417,347	368,022	377,882	360,664	323,143

Consolidated Cash Flow Data:
Net cash provided by operations	$31,476	$88,819	$28,687	$68,171	$26,600
Net cash used in investing activities	(10,549)	(17,144)	(23,168)	(40,292)	(30,298)
Net cash provided (used in) by financing activities	50,621	(66,265)	(2,062)	(35,649)	8,573

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

Overview

We are a diversified oil and gas industry supplier, and have three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services. We provide these products and services principally to the oil and gas exploration (“E&P”) industry domestically in the U.S. Gulf Coast, West Texas, Oklahoma, East Texas, North Louisiana, Rocky Mountains, and Northeast regions, as well as internationally in certain areas of Europe, North Africa, Brazil, Canada and Mexico. Further, we are expanding our presence outside the E&P sector through our Mats and Integrated Services segment, where we are marketing to utilities, municipalities and government sectors, both domestically and internationally.

Our North American operations generated 76% of total reported revenues for 2010, and our consolidated revenues by segment are as follows:

2010
(In thousands)

Fluids systems and engineering	$597,795
Mats and integrated services	69,397
Environmental services	48,762

Total revenues	$715,954

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

Rig count data is the most widely accepted indicator of drilling activity. Key average North American rig count data for the last three years ended December 31 is as follows:

	Year Ended December 31,			2010 vs 2009		2009 vs 2008
	2010	2009	2008	Count	%	Count	%

U.S. Rig Count	1,546	1,087	1,879	459	42%	(792)	(42)%
Canadian Rig Count	348	223	382	125	56%	(159)	(42)%

Total	1,894	1,310	2,261	584	45%	(951)	(42%)

Source: Baker Hughes Incorporated

North American drilling activity declined dramatically during 2009 from the elevated levels experienced in 2008. In response to these declines, we executed cost reduction programs during 2009 including workforce reductions, reduced discretionary spending and salary reductions. As part of this cost reduction program, we reduced our North American workforce by 548 employees. As a result, operating results for 2009 include $4.5 million of charges associated with employee termination and related costs.

In April 2010, the Deepwater Horizon drilling rig sank in the Gulf of Mexico after an explosion and fire, resulting in the discharge of oil from the well. Following the Deepwater Horizon oil spill, the Department of Interior of the U.S. government took several actions aimed at restricting and temporarily prohibiting certain drilling activity in the Gulf of Mexico. While the Department of Interior has since announced the formal end of the drilling moratorium placed in effect in May 2010, increased permitting requirements are applicable to both shallow water and deepwater drilling activities. As a result, the near-term outlook for drilling activity in the Gulf of Mexico remains uncertain.

We generated approximately $44 million of revenues within the areas of the Gulf of Mexico impacted by the restrictions during 2010, including $11 million of revenue generated directly related to the Deepwater Horizon oil spill. We expect revenues generated from the affected areas of the Gulf of Mexico to be significantly lower in 2011, particularly in the environmental services business, as compared to the levels achieved in 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Consolidated Results of Operations

Summarized results of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009 are as follows:

	Year Ended December 31,		2010 vs 2009
	2010	2009	$	%
	(In thousands)

Revenues	$715,954	$490,275	$225,679	46%

Cost of revenues	576,920	447,624	129,296	29%
Selling, general and administrative expenses	64,157	61,205	2,952	5%
Other operating income, net	(3,127)	(3,229)	102	(3)%

Operating income (loss)	78,004	(15,325)	93,329	NM

Foreign currency exchange gain	(1,134)	(1,870)	736	(39)%
Interest expense	10,267	9,334	933	10%

Income (loss) from continuing operations before income taxes	68,871	(22,789)	91,660	NM
Provision for income taxes	27,245	(2,216)	29,461	NM

Income (loss) from continuing operations	$41,626	$(20,573)	$62,199	NM

NM — not meaningful

Revenues

Revenues increased 46% to $716.0 million in 2010, compared to $490.3 million in 2009. This increase in revenues is primarily driven by the 42% improvement in the U.S. rig count, along with our expansion into new markets and market share gains, including increased revenues of $49.0 million from East Texas and North Louisiana, $40.9 million from the Northeast U.S. region and $35.8 million from Brazil. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of Revenues

Cost of revenues increased 29% to $576.9 million in 2010, as compared to $447.6 million in 2009. The increase is primarily driven by the 46% increase in revenues, partially offset by a change in revenue mix, along with the benefits of the 2009 cost reduction programs, workforce reductions and non-recurring employee termination and related costs recorded in 2009. Cost of revenues as a percentage of revenues was 81% in 2010 compared to 91% in 2009. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.0 million to $64.2 million in 2010 from $61.2 million for 2009. The increase is primarily attributable to a $5.2 million increase in performance-based employee incentive costs in 2010, partially offset by the impact of cost reduction programs implemented during 2009.

Other Operating Income, Net

Other income, net was $3.1 million in 2010, reflecting $0.9 million of proceeds from insurance claims resulting from Hurricane Ike in 2008 and $2.2 million of net proceeds from a lawsuit settlement, both within our Mats and Integrated Services business. Other income, net was $3.2 million during 2009, including $2.3 million of proceeds from business interruption insurance claims within our Environmental Services business.

Foreign Currency Exchange

Foreign currency exchange was a $1.1 million gain in 2010, compared to a $1.9 million gain in 2009, reflecting the impact of currency fluctuations on our non-functional currency denominated assets and liabilities within our foreign operations.

Interest Expense

Interest expense increased to $10.3 million in 2010, compared to $9.3 million in 2009. 2010 includes a $1.2 million charge for the termination of our interest rate swap agreements associated with the term loan. The remaining interest expense was $9.1 million in 2010, reflecting a $0.2 million decrease from 2009. See Liquidity and Capital Resources below for additional information.

Provision for Income Taxes

The provision for income taxes for 2010 was a $27.2 million expense, reflecting an effective tax rate of 39.6%, compared to a $2.2 million benefit for 2009, reflecting an effective tax rate of 9.7%. The low effective tax benefit rate in 2009 is primarily due to losses generated in certain foreign countries for which the recording of a tax benefit is not permitted, as well as the recording of valuation allowances against a previously recognized net operating loss carryforward tax asset in Canada, which serve to reduce the effective tax benefit rate in the period.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year Ended December 31,		2010 vs 2009
	2010	2009	$	%
	(In thousands)

Revenues
Fluids systems and engineering	$597,795	$409,450	$188,345	46%
Mats and integrated services	69,397	37,476	31,921	85%
Environmental services	48,762	43,349	5,413	12%

Total revenues	$715,954	$490,275	$225,679	46%

Operating income (loss)
Fluids systems and engineering	$56,234	$1,994	$54,240
Mats and integrated services	26,684	(7,840)	34,524
Environmental services	13,447	7,711	5,736
Corporate office	(18,361)	(17,190)	(1,171)

Operating income (loss)	$78,004	$(15,325)	$93,329

Segment operating margin
Fluids systems and engineering	9.4%	0.5%
Mats and integrated services	38.5%	(20.9)%
Environmental services	27.6%	17.8%

Fluids Systems and Engineering

Revenues

Total revenues for this segment consisted of the following:

	Year Ended December 31,		2010 vs 2009
	2010	2009	$	%
	(In thousands)

Drilling fluids and engineering	$330,425	$207,954	$122,471	59%
Completion fluids and services	45,610	27,656	17,954	65%
Industrial minerals	49,092	32,440	16,652	51%

Total North America	425,127	268,050	157,077	59%
Mediterranean	111,416	115,926	(4,510)	(4)%
Brazil	61,252	25,474	35,778	140%

Total	$597,795	$409,450	$188,345	46%

North America revenues increased 59% to $425.1 million for 2010, as compared to $268.0 million for 2009. Of this $157.1 million increase, drilling fluids and engineering revenues increased $122.5 million, largely attributable to the 42% increase in the U.S. rig count, along with expansion in the Northeast U.S. region and market share gains in East Texas and North Louisiana. Our completion fluids and services activity was up 65% and our wholesale industrial minerals revenues were up 51%, both driven by the increased activity levels.

Internationally, revenues were up 22% to $172.7 million for 2010, as compared to $141.4 million for 2009, primarily due to a $35.8 million increase from Brazil resulting from continued market share gains. Mediterranean revenue is down 4% primarily due to the impact of the strengthening U.S. dollar, as revenues were relatively unchanged in local currency terms.

Operating Income

Operating income for this segment was $56.2 million in 2010, reflecting an improvement of $54.2 million from a $2.0 million operating profit in 2009. Substantially all of this improvement was provided by the North American operations, which generated a $51.5 million improvement in operating income. This improvement is primarily attributable to the incremental profit from the $157.1 million increase in revenues described above, combined with operating expense reductions from programs implemented during 2009, and $3.1 million of charges in the 2009 period associated with employee terminations. Operating income from international operations increased $2.7 million, including a $2.6 million increase in Brazil, as a result of higher revenues in 2010.

Our consolidated balance sheet as of December 31, 2010 includes $12.8 million of long-lived assets within our Brazil operation, of which $12.3 million consists of property, plant and equipment. In 2010, our Brazil operation generated a full year operating loss of $3.1 million. While the operating results from this operation are expected to improve in the future and management currently believes that the carrying value of the long-lived assets is recoverable, an impairment of the long-lived assets in a future period is possible if current expectations change and management’s outlook for the Brazil operation deteriorates.

In early 2011, several international markets in which we operate, including Tunisia, Egypt and Libya experienced political unrest, which may negatively impact our operating results as compared to 2010. During 2010, revenues from these three countries along with Algeria represented approximately 12% of total segment revenues, with no individual country representing more than 6% of total segment revenues.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	Year Ended December 31,		2010 vs 2009
	2010	2009	$	%
	(In thousands)

Mat rental and integrated services	$45,945	$24,944	$21,001	84%
Mat sales	23,452	12,532	10,920	87%

Total	$69,397	$37,476	$31,921	85%

The $21.0 million increase in mat rental and integrated services revenue is primarily driven by a $25.6 million increase in mat rentals in the Northeast U.S. region, partially offset by a $3.4 million decline in rental and service revenues in Colorado and a $1.2 million decrease in the Gulf Coast region. Mat sales increased $10.9 million, as demand for these products has improved from the E&P and other industries, following the economic downturn in 2009.

Operating Income

Segment operating income increased by $34.5 million to $26.7 million for 2010. This improvement in operating income is primarily attributable to the $31.9 million increase in revenues, along with $4.4 million in operating expense reductions following 2009 cost reduction programs. Fiscal 2009 included $1.0 million of employee termination costs and $1.2 million of non-cash write-downs of inventory. Operating income in 2010 benefited from a higher mix of mat rental activity. Incremental margins on mat rentals are stronger than mat sales or service activities, due to the fixed nature of operating expenses, including depreciation expense on the rental mat fleet. As a result, we experienced significantly higher operating margins in 2010, as compared to 2009. Additionally, 2010 included $3.1 million of other income reflecting proceeds from insurance claims and the settlement of a lawsuit against a former vendor.

Environmental Services

Revenues

Total revenues for this segment consisted of the following:

	Year Ended December 31,		2010 vs 2009
	2010	2009	$	%
	(In thousands)

E&P waste — Gulf Coast	$36,516	$29,313	$7,203	25%
E&P waste — West Texas	2,653	3,146	(493)	(16)%
NORM and industrial waste	9,593	10,890	(1,297)	(12)%

Total	$48,762	$43,349	$5,413	12%

Environmental services revenues increased 12% to $48.8 million in 2010, as compared to 2009. The $5.4 million increase in revenues from the prior year included $10.5 million of revenues from the Deepwater Horizon oil spill. Revenues from non oil spill activities declined by $5.1 million in 2010, primarily reflecting the impact of U.S. government restrictions on drilling activity in the Gulf of Mexico.

Operating Income

Environmental services operating income increased by $5.7 million in 2010, partially driven by the $5.4 million increase in revenues compared to 2009. In addition, operating expenses are down $2.7 million in 2010, including a $2.4 million reduction in equipment rental expenses, following the non-renewal of barge leases in 2009. Operating income in 2009 includes $2.3 million of proceeds from business interruption insurance claims.

In addition to the $10.5 million of revenues generated directly from the Deepwater Horizon oil spill, approximately 40% of 2010 revenues for this segment were derived from areas of the Gulf of Mexico affected by the U.S. government restrictions. We expect significant declines in revenues generated directly from the Deepwater Horizon oil spill and in non-oil spill revenues generated in the area affected by the U.S. government restrictions in 2011. Due to the fixed nature of the majority of our operating expenses in this segment, we expect any reduction in segment revenues to have a high incremental impact on segment operating income.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Consolidated Results of Operations

Summarized results of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008 are as follows:

	Year Ended December 31,		2009 vs 2008
	2009	2008	$	%
	(In thousands)

Revenues	$490,275	$858,350	$(368,075)	(43)%

Cost of revenues	447,624	703,430	(255,806)	(36)%
Selling, general and administrative expenses	61,205	81,394	(20,189)	(25)%
Other operating (income) expense, net	(3,229)	2,030	(5,259)	(259)%

Operating (loss) income	(15,325)	71,496	(86,821)	(121)%
Foreign currency exchange (gain) loss	(1,870)	1,269	(3,139)	(247)%
Interest expense	9,334	10,881	(1,547)	(14)%

(Loss) income from continuing operations before income taxes	(22,789)	59,346	(82,135)	(138)%
Provision for income taxes	(2,216)	20,046	(22,262)	(111)%

(Loss) income from continuing operations	$(20,573)	$39,300	$(59,873)	(152)%

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

Cost of Revenues

Cost of revenues were $447.6 million in 2009, reflecting a 36% decline from the $703.4 million reported in 2008. This decline is primarily driven by the 42% decline in North American drilling activity, as previously noted above. Cost of revenues as a percentage of revenues was 91% in 2009 compared to 82% in 2008. Additional information regarding these declines is provided within the discussions of operating segment results below.

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

Other Operating (Income) Expense, Net

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

Operating income from international operations decreased $3.1 million on a $3.0 million increase in revenues. The Mediterranean region operating income increased $2.3 million during this period; however, this increase was more than offset by a $5.4 million decrease in Brazil. The 2009 operating loss in Brazil is the result of the ramp up in personnel and facility costs for this operation, in advance of future anticipated revenues under existing contracts, along with an unfavorable sales mix.

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

Liquidity and Capital Resources

Net cash provided by operating activities in 2010 totaled $31.5 million. Net income adjusted for non-cash items generated $91.0 million of cash during the period, while changes in operating assets and liabilities used $59.5 million of cash. The changes in operating assets and liabilities during the period reflected the impact of increased revenues, including $75.8 million from increases in receivables, and $8.1 million in increases in inventories, partially offset by a $2.8 million increase in accounts payable and $19.7 million in increases in accrued liabilities.

Net cash used in investing activities during in 2010 was $10.5 million, consisting primarily of capital expenditures. Net cash provided by financing activities during 2010 was $50.6 million, which includes $167.8 million of net proceeds from the issuance of unsecured Convertible Senior Notes (“Senior Notes”) and $120.6 million of net repayments of term-loans and our revolving credit facility. Additional information on these transactions is included below.

We anticipate that our working capital requirements for our operations will fluctuate with our sales activity in the near term. Our 2011 capital expenditures are expected to be approximately $30-$40 million, which includes a new enterprise-wide operational and financial system, additional investments in our manufacturing and research and development facilities, as well as additions to our composite mat rental fleet.

Our capitalization was as follows as of December 31:

	2010	2009
	(In thousands)

Senior Notes	$172,500	$—
Term loan	—	30,000
Revolving credit facility	—	85,000
Foreign bank lines of credit	1,458	6,901
Other	635	1,129

Total	174,593	123,030
Stockholder’s equity	417,347	368,022

Total capitalization	$591,940	$491,052

Total debt to capitalization	29.5%	25.1%

In October 2010, we completed the sale and issuance of Senior Notes due October 1, 2017 in the aggregate principal amount of $172.5 million. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of Company common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of the Company’s common stock. The Company may not redeem the Senior Notes at its election prior to their maturity date.

We received net proceeds of $167.8 million from the Senior Notes issuance in October 2010, reduced by $4.7 million for the underwriters’ discounts and commissions, which were capitalized as part of the transaction. Following the October 2010 funding of this offering, net proceeds were used to fully repay the revolving credit facility balance and the $30.0 million term loan balance. Additionally, as a result of the repayment of the term loan, the cash flow hedge agreement was terminated and settled for $1.2 million, resulting in a $1.2 million charge to interest expense in 2010.

Our $150.0 revolving credit facility (“Facility”) expires in December 2012. Under the terms of the Facility, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 400 to 750 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 300 to 650 basis points. The applicable margin on LIBOR borrowings at December 31, 2010 was 400 basis points. In addition, we are required to pay a commitment fee on the unused portion of the Facility of 50 basis points. The Facility contains certain financial covenants including a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, and a maximum funded debt-to-capitalization ratio. We were in compliance with these covenants as of December 31, 2010, and expect to remain in compliance through December 31, 2011.

The weighted average interest rate on the outstanding balances under our Credit Agreement including the interest rate swaps as of December 31, 2009 was 5.55%.

The Facility is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

As of December 31, 2010, we have $63.8 million of cash and cash equivalents in our U.S. operations as well as $146.4 million of availability under our revolving credit facility. Cash on-hand, availability under credit agreements and expected cash generated by our U.S. operations is expected to be adequate to fund our U.S. capital needs without remitting foreign earnings which are deemed to be permanently reinvested abroad.

Our foreign Fluid Systems and Engineering subsidiaries in Italy and Brazil maintain local credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term liquidity needs, as well as to reduce the net investment in foreign operations subject to foreign currency risk. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. The weighted average interest rate for the $1.5 million and $6.9 million outstanding under these arrangements was 2.26% and 6.83% at December 31, 2010 and 2009, respectively. Additionally, we had $1.4 million in letters of credit outstanding relating to foreign operations.

On March 4, 2011, we entered into a definitive agreement to acquire the drilling fluids and engineering services unit of Rheochem PLC, a publicly-traded Australian-based oil and gas company. Rheochem provides drilling fluids and related engineering services to the oil and gas exploration and geothermal industries with operations in Australia, New Zealand and India. Under the terms of the agreement, we will pay approximately A$23.8 million at closing, subject to typical adjustments for working capital. Additional consideration may be payable based on financial results of the acquired business over a one-year earnout period, up to a maximum total consideration of A$45 million. Newpark expects to fund the acquisition price, including any earnout payment, from cash on hand. In the most recently completed fiscal year ended June 30, 2010, Rheochem PLC’s drilling fluid services segment generated revenues of A$20.3 million. This acquisition is expected to be completed during the second quarter of 2011.

Off-Balance Sheet Arrangements

In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $3.6 million at December 31, 2010 and 2009. In addition, as of December 31, 2009, we had established other letters of credit in favor of our suppliers in the amount of $6.3 million. We also had $8.6 million and $8.5 million in guarantee obligations in connection with facility closure bonds and other performance bonds issued by insurance companies outstanding as of December 31, 2010 and 2009, respectively.

Other than normal operating leases for office and warehouse space, barges, rolling stock and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Contractual Obligations

A summary of our outstanding contractual and other obligations and commitments at December 31, 2010 is as follows:

(In thousands)	2011	2012-2013	2014-2015	Thereafter	Total

Current maturities of long term debt	$148	$—	$—	$—	$148
Long-term debt including capital leases	—	134	134	172,719	172,987
Interest on 4.0% Senior Notes	6,900	13,800	13,800	12,094	46,594
Foreign bank lines of credit	1,458	—	—	—	1,458
Operating leases	18,089	17,652	4,071	632	40,444
Trade accounts payable and accrued liabilities	109,550	—	—	—	109,550
Purchase commitments, not accrued	11,813	—	—	—	11,813
Other long-term liabilities	—	—	—	4,303	4,303
Performance bond obligations	6,090	2,532	—	—	8,622
Letter of credit commitments	3,618	—	—	—	3,618

Total contractual obligations	$157,666	$34,118	$18,005	$189,748	$399,537

The above table does not reflect expected tax payments and uncertain tax positions due to the inability to make a reasonably reliable estimate of the timing and amount to be paid. For additional discussion on uncertain tax positions, see “Note 8 — Income Taxes” to our Notes to Consolidated Financial Statements included in Part II Item 8 in this report.

We anticipate that the obligations and commitments listed above that are due in less than one year will be paid from operating cash flows, available cash on-hand, and availability under our existing credit agreement. The specific timing of settlement for certain long-term obligations can not be reasonably estimated.

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

Allowance for Doubtful Accounts

Reserves for uncollectible accounts receivable are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable. The majority of our revenues are from mid-sized and international oil companies as well as government-owned or government-controlled oil companies, and we have receivables in several foreign jurisdictions. Changes in the financial condition of our customers or political changes in foreign jurisdictions could cause our customers to be unable to repay these receivables, resulting in additional allowances. For 2010, 2009 and 2008, provisions for uncollectible accounts receivable were $0.5 million, $2.3 million and $2.7 million, respectively.

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

We determine the impairment of goodwill by comparing the carrying amounts of our reporting units with fair values, which we estimate using a combination of a market multiple and discounted cash flow approach. In completing our November 1, 2010, evaluation, we determined that each reporting unit’s fair value was substantially in excess of the net carrying value and therefore, no impairment was required.

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

Insurance

We maintain reserves for estimated future payments associated with our self-insured employee healthcare programs, as well as the self-insured retention exposures under our general liability, auto liability and workers compensation insurance policies. Our reserves are determined based on historical cost experience under these programs, including estimated development of known claims under these programs and estimated incurred-but-not-reported claims. Required reserves could change significantly based upon changes in insurance coverage, loss experience or inflationary impacts. As of December 31, 2010 and 2009, total insurance reserves were $3.7 million and $3.1 million, respectively.

Income Taxes

We have total deferred tax assets of $53.8 million at December 31, 2010. A valuation allowance must be established to offset a deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. At December 31, 2010, a total valuation allowance of $20.5 million was recorded, substantially all of which offsets $19.2 million of net operating loss carryforwards for state tax purposes, as well as foreign jurisdictions, including Brazil, Canada, and Mexico. No valuation allowance is recorded for our U.S. net operating loss carryforward. Changes in the expected future generation of qualifying taxable income within these jurisdictions or in the realizability of other tax assets may result in an adjustment to the valuation allowance, which would be charged or credited to income in the period this determination was made. Specifically, we have a $5.7 million valuation allowance recorded on the net operating loss carryforward in Brazil which could be reversed in the future, depending on our ability to generate taxable income.

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued additional guidance on multiple-deliverable revenue arrangements. The guidance provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. It replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, and they establish a selling price hierarchy for determining the selling price of a deliverable. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, and they significantly expand the required disclosures related to multiple-deliverable revenue arrangements. The amendments are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 and we do not expect the impact of this additional guidance to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. Specifically, this update requires an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early application is not permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. The impact of this adoption will be evaluated as business combinations occur.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.

Interest Rate Risk

At December 31, 2010, we had total debt outstanding of $174.6 million, including $172.5 million of borrowings under our Senior Notes, bearing interest at a fixed rate of 4.0% and $1.5 million of borrowings under foreign bank lines of credit, which bear interest at variable rates. Due to the limited borrowing currently outstanding under variable rate agreements, interest rate risk is minimal.

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

Unremitted foreign earnings permanently reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $67.9 million and $52.3 million at December 31, 2010 and 2009, respectively. We have the ability and intent to leave these foreign earnings permanently reinvested abroad.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Newpark Resources, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Houston, Texas
March 8, 2011

Newpark Resources, Inc.

Consolidated Balance Sheets
 December 31,

	2010	2009
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$83,010	$11,534
Receivables, net	196,799	122,386
Inventories	123,028	115,495
Deferred tax asset	27,654	7,457
Prepaid expenses and other current assets	10,036	11,740

Total current assets	440,527	268,612
Property, plant and equipment, net	212,655	224,625
Goodwill	62,307	62,276
Other intangible assets, net	13,072	16,037
Other assets	8,781	13,564

Total assets	$737,342	$585,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign bank lines of credit	$1,458	$6,901
Current maturities of long-term debt	148	10,319
Accounts payable	66,316	62,992
Accrued liabilities	43,234	25,290

Total current liabilities	111,156	105,502
Long-term debt, less current portion	172,987	105,810
Deferred tax liability	31,549	2,083
Other noncurrent liabilities	4,303	3,697

Total liabilities	319,995	217,092
Commitments and contingencies (Note 14)
Common stock, $0.01 par value, 200,000,000 shares authorized and 93,143,102 and 91,672,871 shares issued, respectively	931	917
Paid-in capital	468,503	460,544
Accumulated other comprehensive income	8,581	8,635
Retained deficit	(45,034)	(86,660)
Treasury stock, at cost; 2,766,912 and 2,727,765 shares, respectively	(15,634)	(15,414)

Total stockholders’ equity	417,347	368,022

Total Liabilities and Stockholders’ Equity	$737,342	$585,114

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Operations
Years Ended December 31,

	2010	2009	2008
	(In thousands, except
	per share data)

Revenues	$715,954	$490,275	$858,350

Cost of revenues	576,920	447,624	703,430
Selling, general and administrative expenses	64,157	61,205	81,394
Other operating (income) expense, net	(3,127)	(3,229)	2,030

Operating income (loss)	78,004	(15,325)	71,496

Foreign currency exchange (gain) loss	(1,134)	(1,870)	1,269
Interest expense	10,267	9,334	10,881

Income (loss) from continuing operations before income taxes	68,871	(22,789)	59,346
Provision for income taxes	27,245	(2,216)	20,046

Income (loss) from continuing operations	41,626	(20,573)	39,300
Loss from discontinued operations, net of tax	—	—	(842)

Net income (loss)	$41,626	$(20,573)	$38,458

Income (loss) per common share (basic):
Income (loss) from continuing operations	$0.47	$(0.23)	$0.44
Loss from discontinued operations	—	—	(0.01)

Net income (loss) per common share	$0.47	$(0.23)	$0.43

Income (loss) per common share (diluted):
Income (loss) from continuing operations	$0.46	$(0.23)	$0.44
Loss from discontinued operations	—	—	(0.01)

Net income (loss) per common share	$0.46	$(0.23)	$0.43

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

	2010	2009	2008
	(In thousands)

Net income (loss)	$41,626	$(20,573)	$38,458
Changes in fair value of interest rate swap, net of tax	—	452	(1,310)
Settlement of interest rate swap, net of tax	858	—	—
Foreign currency translation adjustments	(912)	6,887	(11,382)

Comprehensive income (loss)	$41,572	$(13,234)	$25,766

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31,

			Accumulated
			Other
	Common	Paid-In	Comprehensive	Retained	Treasury
	Stock	Capital	Income	Deficit	Stock	Total
	(In thousands)

Balance at January 1, 2008	$902	$450,319	$13,988	$(104,545)	$—	$360,664
Net income	—	—	—	38,458	—	38,458
Employee stock options and employee stock purchase plan	3	1,907	—	—	—	1,910
Stock-based compensation expense	—	5,128	—	—	—	5,128
Issuance of restricted stock and restricted stock units	6	(6)	—	—	—	—
Income tax effect, net, of employee stock option activity	—	(336)	—	—	—	(336)
Changes in fair value of interest rate swap, net of tax	—	—	(1,310)	—	—	(1,310)
Treasury shares purchased at cost	—	—	—	—	(15,250)	(15,250)
Foreign currency translation	—	—	(11,382)	—	—	(11,382)

Balance at December 31, 2008	911	457,012	1,296	(66,087)	(15,250)	377,882
Net loss	—	—	—	(20,573)		(20,573)
Employee stock options and employee stock purchase plan	2	99	—	—	—	101
Stock-based compensation expense	—	3,437	—	—	—	3,437
Issuance of restricted stock and restricted stock units	4	(4)	—	—	—	—
Changes in fair value of interest rate swap, net of tax	—	—	452	—	—	452
Treasury shares purchased at cost	—	—	—	—	(164)	(164)
Foreign currency translation	—	—	6,887	—	—	6,887

Balance at December 31, 2009	917	460,544	8,635	(86,660)	(15,414)	368,022
Net income	—	—	—	41,626		41,626
Employee stock options, restricted stock and employee stock purchase plan	14	3,838	—	—	(220)	3,632
Stock-based compensation expense	—	3,876	—	—	—	3,876
Income tax effect, net, of employee stock related activity	—	245	—	—	—	245
Settlement of interest rate swap, net of tax	—	—	858	—	—	858
Foreign currency translation	—	—	(912)	—	—	(912)

Balance at December 31, 2010	$931	$468,503	$8,581	$(45,034)	$(15,634)	$417,347

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Cash Flows
Years Ended December 31,

	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$41,626	$(20,573)	$38,458
Adjustments to reconcile net income (loss) to net cash provided by operations:
Net loss from discontinued operations	—	—	842
Non-cash impairment charges	225	1,166	3,840
Depreciation and amortization	27,010	28,138	27,343
Stock-based compensation expense	3,876	3,437	5,128
Provision for deferred income taxes	18,030	(6,916)	12,773
Provision for doubtful accounts	478	2,301	2,664
(Gain) loss on sale of assets	(257)	233	(245)
Change in assets and liabilities:
(Increase) decrease in receivables	(75,829)	89,340	(67,741)
(Increase) decrease in inventories	(8,085)	35,182	(37,002)
Decrease (increase) in other assets	1,898	(800)	4,651
Increase (decrease) in accounts payable	2,810	(28,710)	21,340
Increase (decrease) in accrued liabilities and other	19,694	(13,979)	16,090

Net operating activities of continuing operations	31,476	88,819	28,141
Net operating activities of discontinued operations	—	—	546

Net cash provided by operating activities	31,476	88,819	28,687

Cash flows from investing activities:
Capital expenditures	(12,134)	(18,544)	(22,494)
Proceeds from sale of property, plant and equipment	1,585	1,400	510
Business acquisitions	—	—	(1,184)

Net investing activities of continuing operations	(10,549)	(17,144)	(23,168)
Net investing activities of discontinued operations	—	—	—

Net cash used in investing activities	(10,549)	(17,144)	(23,168)

Cash flows from financing activities:
Borrowings on lines of credit	141,497	116,000	239,593
Payments on lines of credit	(231,613)	(171,701)	(216,000)
Principal payments on notes payable and long-term debt	(30,457)	(10,439)	(12,252)
Proceeds from senior notes, net of offering costs	167,756	—	—
Proceeds from employee stock plans	3,591	143	1,910
Purchase of treasury stock	(153)	(268)	(15,250)

Net financing activities of continuing operations	50,621	(66,265)	(1,999)
Net financing activities of discontinued operations	—	—	(63)

Net cash provided by (used in) financing activities	50,621	(66,265)	(2,062)

Effect of exchange rate changes on cash	(72)	(2,128)	(946)

Net increase in cash and cash equivalents	71,476	3,282	2,511
Cash and cash equivalents at beginning of year	11,534	8,252	5,741

Cash and cash equivalents at end of year	$83,010	$11,534	$8,252

Cash paid for:
Income taxes (net of refunds)	$7,395	$5,179	$6,231
Interest	$7,956	$7,564	$10,355

See Accompanying Notes to Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

Organization and Principles of Consolidation.  Newpark Resources, Inc., a Delaware corporation, provides fluids management, waste disposal, and well site preparation products and services primarily to the oil and gas exploration and production (“E&P”) industry domestically in the U.S. Gulf Coast, West Texas, Oklahoma, East Texas, North Louisiana, Rocky Mountains and Northeast regions, as well as internationally in certain areas of Europe and North Africa, Brazil, Canada and Mexico. The consolidated financial statements include our company and our wholly-owned subsidiaries (“we”, “our” or “us”). All intercompany transactions are eliminated in consolidation.

Use of Estimates and Market Risks.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in preparing our consolidated financial statements include, but are not limited to the following: allowances for sales returns, allowances for doubtful accounts, reserves for self-insured retentions under insurance programs, reserves for incentive compensation programs, fair values used for goodwill impairment testing, undiscounted future cash flows used for impairment testing of long-lived assets, depreciation using the unit-of-production method and valuation allowances for deferred tax assets.

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

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes.  We provide for deferred taxes using an asset and liability approach by measuring deferred tax assets and liabilities due to temporary differences existing at year end using currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances. We evaluate uncertain tax positions and record a liability as circumstances warrant. We have a $1.6 million and $0.8 million liability for uncertain tax positions recorded as of December 31, 2010 and 2009, respectively.

Stock-Based Compensation.  All share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. We use the Black-Scholes option-pricing model for measuring the fair value of stock options granted and recognize stock-based compensation based on the grant date fair value, net of an estimated forfeiture rate, for all share-based awards, on a straight-line basis over the vesting term.

Foreign Currency Transactions.  The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries maintain their accounting records in the respective local currency. These currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected in “accumulated other comprehensive income,” a component of stockholders’ equity. Foreign currency transaction gains (losses), if any, are credited or charged to income. We recorded a net transaction gain (loss) totaling $1.1 million, $1.9 million, and ($1.3) million in 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, cumulative foreign currency translation adjustments, net of tax, related to foreign subsidiaries reflected in stockholders’ equity amounted to $8.6 million and $9.5 million, respectively.

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

New Accounting Standards.  In October 2009, the Financial Accounting Standards Board (“FASB”) issued additional guidance on multiple-deliverable revenue arrangements. The guidance provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. It replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, and they establish a selling price hierarchy for determining the selling price of a deliverable. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, and they significantly expand the required disclosures related to multiple-deliverable revenue arrangements. The amendments are effective prospectively for revenue arrangements entered into or

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materially modified in fiscal years beginning after June 15, 2010 and we do not expect the impact of this additional guidance to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. Specifically, this update will require an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early application is not permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. The impact of this adoption will be evaluated as business combinations occur.

Note 2 —	Discontinued Operations

Discontinued operations includes the results of operations for Newpark Environmental Water Solutions, a business we exited in 2006.

2008
(In thousands)

Revenues	$—
Loss from discontinued operations before income taxes	(1,479)
Loss from discontinued operations, net of tax	(842)

3.	Inventories

Inventories consisted of the following items at December 31:

	2010	2009
	(In thousands)

Raw materials and components:
Drilling fluids	$122,490	$113,287
Mats	359	527

Total raw materials and components	122,849	113,814
Finished goods- mats	179	1,681

Total	$123,028	$115,495

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property, Plant and Equipment

Our investment in property, plant and equipment consisted of the following at December 31:

	2010	2009
	(In thousands)

Land	$14,258	$14,262
Buildings and improvements	131,164	129,614
Machinery and equipment	192,747	189,094
Mats (rental fleet)	37,964	43,699
Construction in progress	4,535	1,467

	380,668	378,136
Less accumulated depreciation	(168,013)	(153,511)

Property, plant and equipment, net	$212,655	$224,625

Depreciation expense was $23.9 million, $24.8 million and $23.6 million in 2010, 2009 and 2008, respectively.

5.	Goodwill, Other Intangibles and Impairments of Long-Lived Assets

Changes in the carrying amount of goodwill by reportable segment are as follows:

		Mats and
	Fluids Systems	Integrated
	& Engineering	Services	Total
	(In thousands)

Balance at December 31, 2008	$45,339	$14,929	$60,268
Effects of foreign currency	2,008	—	2,008

Balance at December 31, 2009	47,347	14,929	62,276
Effects of foreign currency	31	—	31

Balance at December 31, 2010	$47,378	$14,929	$62,307

We have evaluated the carrying values of our goodwill and other indefinite-lived intangible assets as of November 1, 2010. We determine the impairment of goodwill by comparing the carrying amounts of our reporting units with fair values, which we estimate using a combination of a market multiple and discounted cash flow approach. In completing this evaluation, we determined that no reporting unit has a fair value below its net carrying value and therefore, no impairment was required.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets consist of the following:

	December 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net
	(In thousands)

Technology related	$7,409	$(4,057)	$3,352	$7,315	$(3,634)	$3,681
Customer related	9,524	(5,586)	3,938	10,732	(4,828)	5,904
Employment related	2,775	(1,805)	970	2,733	(1,197)	1,536

Total amortizing intangible assets	19,708	(11,448)	8,260	20,780	(9,659)	11,121

Permits and licenses	3,950	—	3,950	3,993	—	3,993
Trademarks	862	—	862	923	—	923

Total indefinite-lived intangible assets	4,812	—	4,812	4,916	—	4,916

Total intangible assets	$24,520	$(11,448)	$13,072	$25,696	$(9,659)	$16,037

Total amortization expense in 2010, 2009 and 2008 related to other intangible assets was $3.1 million, $3.3 million and $3.7 million, respectively.

Estimated future amortization expense for the years ended December 31 is as follows (in thousands):

2011	$2,155
2012	1,617
2013	1,162
2014	747
2015	648
Thereafter	1,931

Total	$8,260

6.	Financing arrangements

Financing arrangements consisted of the following at December 31, 2010 and 2009:

	2010	2009
	(In thousands)

Senior Notes	$172,500	$—
Term loan	—	30,000
Revolving credit facility	—	85,000
Foreign bank lines of credit	1,458	6,901
Other	635	1,129

Total debt	$174,593	$123,030
Less: current portion	(1,606)	(17,220)

Long-term portion	$172,987	$105,810

In October 2010, we completed the sale and issuance of Senior Notes due October 1, 2017 in the aggregate principal amount of $172.5 million. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in arrears on April 1 and October 1 of each year, beginning April 1, 2011. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of Company common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of the Company’s common stock. The Company may not redeem the Senior Notes at its election prior to their maturity date.

We received net proceeds of $167.8 million from the Senior Notes issuance in October 2010, reduced by $4.7 million for the underwriters’ discounts and commissions, which were capitalized as part of the transaction. Following the October 2010 funding of this offering, net proceeds were used to fully repay the revolving credit facility balance and the $30.0 million term loan balance. Additionally, as a result of the repayment of the term loan, the cash flow hedge agreement was terminated and settled for $1.2 million, resulting in a $1.2 million charge to interest expense in 2010.

Our $150.0 million revolving credit facility (“Facility”) expires in December 2012. Under the terms of the Facility, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 400 to 750 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 300 to 650 basis points. The applicable margin on LIBOR borrowings at December 31, 2010 was 400 basis points. In addition, we are required to pay a commitment fee on the unused portion of the Facility of 50 basis points. The Facility contains certain financial covenants including a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, and a maximum funded debt-to-capitalization ratio. We were in compliance with these covenants as of December 31, 2010.

At December 31, 2010 no borrowings were outstanding under this Facility, and $3.6 million in letters of credit were issued and outstanding under our Facility leaving $146.4 million of availability at December 31, 2010. Additionally, we had $1.4 million in letters of credit outstanding relating to foreign operations.

The Facility is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

Our foreign Fluid Systems and Engineering subsidiaries in Italy and Brazil maintain local credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs, as well as to reduce the net investment in foreign operations subject to foreign currency risk. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was 2.26% and 6.83% on total outstanding balances of $1.5 million and $6.9 million at December 31, 2010 and 2009, respectively.

We incurred interest expense of $10.3 million, including $1.2 million for the settlement of an interest rate swap agreement, $9.3 million and $10.9 million in 2010, 2009 and 2008, respectively. Scheduled maturities of all long-term debt are as follows (in thousands):

2012	$67
2013	67
2014	67
2015 and thereafter	172,786

Total	$172,987

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Fair Value of Financial Instruments and Concentrations of Credit Risk

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments, with the exception of our debt at December 31, 2010, approximated their fair values. At December 31, 2010, the estimated fair value of total debt is $159.1 million. The fair value of the Senior Notes at December 31, 2010 was based on quoted market prices.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, trade accounts and notes receivable. At December 31, 2010, substantially all of our U.S. cash deposits are held in accounts at a financial institution with deposit ratings of Aa1 by Moody’s, AA- by Standard and Poor’s, and AA by Fitch. As part of our investment strategy, we perform periodic evaluations of the relative credit standing of these financial institutions.

Accounts Receivable.  Accounts receivable at December 31, 2010 and 2009 include the following:

	2010	2009
	(In thousands)

Gross trade receivables	$193,349	$123,909
Allowance for doubtful accounts	(5,839)	(5,969)

Net trade receivables	187,510	117,940
Other receivables	9,289	4,446

Total receivables, net	$196,799	$122,386

We derive a significant portion of our revenues from companies in the E&P industry, and our customer base is highly concentrated in major and independent oil and gas E&P companies operating in the markets that we serve. In 2010, approximately 50% of our consolidated revenues were derived from our 20 largest customers. We maintain an allowance for losses based upon the expected collectability of accounts receivable. Changes in this allowance for 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(In thousands)

Balance at beginning of year	$5,969	$4,259	$3,915
Provision for uncollectible accounts	478	2,301	2,664
Write-offs, net of recoveries	(608)	(591)	(2,320)

Balance at end of year	$5,839	$5,969	$4,259

During the years ended December 31, 2010, 2009 and 2008, no single customer accounted for more than 10% of total sales.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

The provision for income taxes charged to continuing operations was as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Current tax (benefit) expense :
U.S. Federal	$1,110	$(121)	$817
State	1,868	(455)	(9)
Foreign	6,427	5,438	5,706

Total current	9,405	4,862	6,514

Deferred tax (benefit) expense :
U.S. Federal	17,532	(10,326)	15,068
State	552	1,108	(252)
Foreign	(244)	2,140	(1,284)

Total deferred	17,840	(7,078)	13,532

Total provision	$27,245	$(2,216)	$20,046

The total provision was allocated to the following component of income (loss):

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Income (loss) from continuing operations	$27,245	$(2,216)	$20,046
Loss from discontinued operations	—	—	(637)

Total provision	$27,245	$(2,216)	$19,409

Income (loss) from continuing operations before income taxes was as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

U.S.	$52,608	$(31,868)	$45,088
Foreign	16,263	9,079	14,258

Income (loss) from continuing operations before income taxes	$68,871	$(22,789)	$59,346

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
	2010	2009	2008

Income tax (benefit) expense at federal statutory rate	35.0%	(35.0)%	35.0%
Nondeductible expenses	1.9%	2.3%	2.0%
Nondeductible stock based compensation expense	—	3.0%	—
Different rates on earnings of foreign operations	(2.6)%	(5.7)%	(2.2)%
Tax exempt foreign earnings due to tax holidays	(0.6)%	(3.7)%	(1.4)%
Benefit of foreign interest deductible in U.S.	—	(2.0)%	(0.8)%
Increase in valuation allowance	2.2%	17.5%	1.6%
Tax on undistributed earnings	0.2%	2.6%	—
Foreign exchange gain	—	2.6%	—
Foreign tax withholdings	0.4%	4.0%	—
State tax expense, net	2.6%	3.6%	(0.4)%
Other	0.5%	1.1%	—

Total income tax expense (benefit)	39.6%	(9.7)%	33.8%

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)

Deferred tax assets:
Net operating losses	$27,581	$46,009
Accruals not currently deductible	12,343	6,710
Bad debts	2,044	2,054
Alternative minimum tax credits	5,606	4,735
Foreign tax credits	2,150	2,150
Other	4,043	3,534

Total deferred tax assets	53,767	65,192
Valuation allowance	(20,459)	(19,485)

Total deferred tax assets, net of allowances	33,308	45,707

Deferred tax liabilities:
Accelerated depreciation and amortization	32,182	28,610
Other	5,212	3,152

Total deferred tax liabilities	37,394	31,762

Total net deferred tax assets (liabilities)	$(4,086)	$13,945

Current portion of deferred tax assets	$27,654	$7,457
Non current portion of deferred tax assets	3	8,986
Current portion of deferred tax liabilities	(194)	(415)
Non current portion of deferred tax liabilities	(31,549)	(2,083)

Net deferred tax assets (liabilities)	$(4,086)	$13,945

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For U.S. federal income tax purposes, we have net operating loss carryforwards (“NOLs”) of approximately $24.0 million that, if not used, will expire in 2030. We also have approximately $5.6 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. Additionally, for state income tax purposes, we have NOLs of approximately $237 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in year 2011 through 2029. Foreign NOLs of approximately $21.5 million are available to reduce future taxable income, some of which expire beginning in 2015.

The realization of our net deferred tax assets is dependent on our ability to generate taxable income in future periods. At December 31, 2010 and December 31, 2009, we have recorded a valuation allowance in the amount of $20.5 million and $19.5 million, respectively, related to state and foreign NOL carryforwards.

Unremitted foreign earnings permanently reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $67.9 million and $52.3 million at December 31, 2010 and 2009, respectively. We have the ability and intent to leave these foreign earnings permanently reinvested abroad.

We operate in a foreign tax jurisdiction which has granted tax holidays, which will terminate in 2011. The current tax benefit in 2010 and 2009 attributable to these holidays was $0.4 million and $0.8 million, respectively, both of which were $0.01 per share.

We file an income tax return in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are no longer subject to income tax examinations for substantially all tax jurisdictions for years prior to 1999.

A reconciliation of the beginning and ending provision for uncertain tax positions is as follows:

	2010	2009	2008
	(In thousands)

Balance at January 1	$750	$750	$750
Additions for tax positions of prior years	818	—	—

Balance at December 31	$1,568	$750	$750

The provision for uncertain tax positions, if recognized, would affect the annual effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in operating expenses. The Company accrued $0.2 million for interest and penalties in 2010.

9.	Capital Stock

Common stock

Changes in outstanding Common Stock for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(In thousands of shares)

Outstanding, beginning of year	91,673	91,140	90,215
Shares issued upon exercise of options	677	18	309
Shares issued under employee stock purchase plan	—	32	63
Shares issued for grants of time vested restricted stock	773	229	443
Shares issued upon vesting of performance units	20	254	110

Outstanding, end of year	93,143	91,673	91,140

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred stock and Warrant

We are authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value. There was no outstanding preferred stock at December 31, 2010, 2009 or 2008.

On June 1, 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our common stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. Prior to 2006, all outstanding shares of the Series B Preferred Stock were converted to common stock. The Series B Warrant was originally issued with a seven year life, expiring June 1, 2007. This warrant contains certain registration provisions, which, if not met, reduce the exercise price of the warrant by 2.5%, for each year we are not in compliance with the registration requirements, and extend the term of the warrant. Effective May 1, 2009, we became compliant with the registration requirements for the warrant. Previously, because of a restatement of our earnings which occurred in 2006, we were not in compliance with these requirements which resulted in adjustments to the exercise price and extended the term of the warrant. As of December 31, 2010, the Series B Warrant, as adjusted for certain anti-dilution provisions, remains outstanding and provides for the right to purchase up to approximately 2.1 million shares of our common stock at an exercise price of $8.97, and expires in February 2012.

Treasury stock

During 2008, our Board of Directors approved a plan authorizing the repurchase of up to $25.0 million of our outstanding shares of common stock. During 2008, 2,618,195 shares were repurchased for an aggregate price of approximately $15.1 million. No additional purchases were made under this plan in 2009 or 2010. During 2010, 2009 and 2008, 27,134, 104,824 and 28,214 shares were repurchased, respectively, for an aggregate price of $0.2 million, $0.3 million and $0.2 million, respectively, representing employee shares surrendered in lieu of taxes under vesting of restricted stock awards.

All of the shares repurchased are held as treasury stock. During 2010 and 2009, 59,804 and 23,468 shares of treasury stock were re-issued, respectively, pursuant to our employee stock purchase plan. We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Basic EPS:
Net income (loss)	$41,626	$(20,573)	$38,458

Weighted average number of common shares outstanding	89,103	88,500	88,987

Basic income (loss) per common share	$0.47	$(0.23)	$0.43

Diluted EPS:
Net income (loss)	$41,626	$(20,573)	$38,458
Assumed conversions of Senior Notes	1,138	—	—

Adjusted net income (loss)	$42,764	$(20,573)	$38,458

Weighted average number of common shares outstanding-basic	89,103	88,500	88,987
Add: Net effect of dilutive stock options and restricted stock awards	790	—	232
Dilutive effect of Senior Notes	3,824	—	—

Diluted weighted average number of common shares outstanding	93,717	88,500	89,219

Diluted income (loss) per share	$0.46	$(0.23)	$0.43

Stock options and warrants excluded from calculation of diluted earnings per share because anti-dilutive for the period	3,913	6,613	4,674

11.	Stock Based Compensation and Other Benefit Plans

The following describes stockholder approved plans utilized by the Company for the issuance of stock based awards.

2003 Long-Term Incentive Plan

Our stockholders approved the 2003 Long Term Incentive Plan (“2003 Plan”) in June 2003. Under the 2003 Plan, awards of performance-based restricted stock units are made at the beginning of overlapping three-year performance periods. These awards vest and become payable in our common stock if certain performance criteria are met over the three-year performance period. Subject to adjustment upon a stock split, stock dividend or other recapitalization event, the maximum number of shares of common stock that may be issued under the 2003 Plan is 1,000,000. The common stock issued under the 2003 Plan will be from authorized but un-issued shares of our common stock, although shares re-acquired due to forfeitures or any other reason may be re-issued under the 2003 Plan. At December 31, 2010, 195,533 shares remained available for award under the 2003 Plan.

2004 Non-Employee Directors’ Incentive Compensation Plan

In June 2004, our stockholders approved the 2004 Non-Employee Directors’ Stock Option Plan (“2004 Plan”). During 2007, stockholders approved the amended and restated 2004 Plan (renamed the 2004 Non-Employee Directors’ Incentive Compensation Plan) which authorizes grants of restricted stock to non-employee directors instead of stock options. In 2010, each non-employee director received $125,000 in restricted stock (valued as of the

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of the annual stockholder’s meeting), upon their election or re-election. At December 31, 2010, 433,543 shares remained available for award under the amended 2004 Plan.

2006 Equity Incentive Plan

In December 2006, our stockholders approved the 2006 Equity Incentive Plan ( “2006 Plan”), pursuant to which the Compensation Committee of our Board of Directors (“Compensation Committee”) may grant to key employees, including executive officers and other corporate and divisional officers, a variety of forms of equity-based compensation, including options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards, and performance-based awards. During 2009, the 2006 Plan was amended to increase the number of shares available for issuance under the 2006 Plan to 5,000,000. At December 31, 2010, 473,940 shares remained available for award under the 2006 Plan, as amended.

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

Stock Options & Cash-Settled Stock Appreciation Rights

Stock options granted by the Compensation Committee are generally granted with a three or four year vesting period and a term of ten years. During 2010, 12,533 options were granted with a three year vesting period and a ten year term. The exercise price of each stock option granted was equal to the fair market value on the date of grant.

The following table summarizes activity for our outstanding stock options for the year ended December 31, 2010:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Life (Years)	Intrinsic Value

Outstanding at beginning of period	4,979,954	$5.31
Granted	12,533	5.61
Exercised	(677,538)	5.30
Expired or cancelled	(413,717)	4.10

Outstanding at end of period	3,901,232	$5.44	6.80	$5,695,856

Options exercisable at end of period	2,080,780	$6.91	5.44	$1,029,965

We estimated the fair value of options granted on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008

Risk-free interest rate	1.99%	2.93%	3.50%
Expected life of the option in years	5.22	5.22	5.22
Expected volatility	62.5%	62.5%	47.2%
Dividend yield	—	—	—

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes information about the weighted-average exercise price and the weighted-average grant date fair value of stock options granted:

	Year Ended December 31,
	2010	2009	2008

Weighted-average exercise price of the stock on the date of grant	$5.61	$3.31	$7.87
Weighted-average grant date fair value on the date of grant	$3.08	$1.85	$3.65

All stock options granted for the years ended December 31, 2010, 2009 and 2008 reflected an exercise price equal to the market value of the stock on the date of grant.

The total intrinsic value of options exercised was $1.9 million, $0.0 and $0.6 million for the years ended December 31, 2010, 2009 and 2008, while cash from option exercises totaled $3.6 million, $0.0 and $1.8 million, respectively.

The following table summarizes activity for outstanding cash-settled stock appreciation rights for the year-ended December 31, 2010:

Rights

Outstanding at the beginning of the period	661,100
Exercised	(99,334)
Forfeited	(15,966)

Outstanding at the end of the period	545,800

Exercisable at end of period	331,883

During 2010, there were no additional grants of cash-settled stock appreciation rights. The remaining outstanding cash-settled stock appreciation rights, if vested and exercised, will ultimately be settled in cash for the difference between market value of our outstanding shares at the date of exercise, and $7.89. As such, the projected cash settlement is adjusted each period based upon an updated Black-Scholes options pricing model, adjusted for the ending fair market value of the underlying stock. At December 31, 2010, the fair market value of each cash-settled stock appreciation right was $0.31, resulting in a liability of $0.1 million.

Total compensation cost recognized for stock options and cash-settled stock appreciation rights during the years-ended December 31, 2010, 2009 and 2008 was $1.8 million, $2.9 million and $2.2 million, respectively. For the years ended December 31, 2010, 2009 and 2008, we recognized tax benefits resulting from the exercise of stock options totaling $0.6 million, $0.0 million and $0.2 million, respectively.

Performance-Based Restricted Stock Units & Cash-Settled Performance-Based Restricted Stock Units

The Compensation Committee may use various business criteria to set the performance objectives for awards of performance-based restricted stock units. For awards made during 2008 and 2009, the Compensation Committee determined that our cumulative earnings per share for the three-year performance period ending December 31, 2010 and December 31, 2011, respectively are the performance criterion for vesting in the award shares. Partial vesting occurs when our performance achieves “expected” levels, and full vesting occurs if our performance is at the “over-achievement” level, as measured over the entire three-year performance period. No shares vest if our performance

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

level is below the “expected” level and straight-line interpolation will be used to determine vesting if performance is between “expected” and “over-achievement” levels. No performance-based awards were granted during 2010.

The following table summarizes activity for outstanding performance-based restricted stock units for the year-ended December 31, 2010:

		Weighted-
		Average
		Grant Date
Nonvested Shares (Performance-Based)	Shares	Fair Value

Outstanding at beginning of the period	1,088,980	$5.74
Forfeited	(380,700)	7.39

Outstanding at the end of the period	708,280	$4.88

Subsequent to December 31, 2010, 242,500 shares were forfeited related to the three-year performance period ending December 31, 2010 as performance objectives were not achieved.

The following table summarizes activity for outstanding cash-settled performance-based restricted stock units for the year-ended December 31, 2010:

Nonvested Shares (Cash-Settled Performance Based)	Shares

Outstanding at beginning of the period	265,800
Forfeited	(5,800)

Outstanding at the end of the period	260,000

Subsequent to December 31, 2010, the 260,000 shares remaining under this award were forfeited related to the three-year performance period ending December 31, 2010, as performance objectives were not achieved.

Total compensation cost (income) recognized for performance-based restricted stock units and cash-settled performance based restricted stock units was ($0.6) million and $2.0 million for the years ended December 31, 2009 and 2008 respectively. The 2009 income of ($0.6) million reflects the reversal of the previous liability for these awards, based on the revised forecast of performance criteria for the three year measurement periods. No compensation cost was recognized during 2010 for these awards.

Restricted Stock Awards

Time-vested restricted stock awards are periodically granted to key employees, including grants for employment inducements, as well as to members of our Board of Directors. Employee awards provide for vesting periods ranging from three to five years. Non-employee director grants fully vest at the one year anniversary from the date of grant. Upon vesting of these grants, shares are issued to award recipients. The following table summarizes activity for our outstanding time-vesting restricted stock awards for the year-ended December 31, 2010.

		Weighted-
		Average
		Grant Date
Nonvested Shares (Time-Vesting)	Shares	Fair Value

Nonvested at January 1, 2010	358,820	$5.10
Granted	787,000	5.88
Vested	(283,820)	4.55
Forfeited	(14,307)	5.61

Nonvested at December 31, 2010	847,693	$6.00

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total compensation cost recognized for restricted stock awards was $1.8 million, $1.4 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008 respectively. Total unrecognized compensation cost at December 31, 2010 related to restricted stock awards is approximately $3.7 million which is expected to be recognized over the next 2.3 years. During the years ended December 31, 2010, 2009 and 2008, the total fair value of shares vested was $1.2 million $0.6 million and $2.5 million, respectively.

For the years ended December 31, 2010, 2009 and 2008, we recognized tax benefits resulting from the vesting of share awards totaling $0.6 million, $0.4 million and $0.4 million, respectively.

Defined Contribution Plan

Substantially all of our U.S. employees are covered by a defined contribution plan (“401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined in the 401(k) Plan. Participants’ contributions, up to 3% of compensation, are matched 100% by us, and the participants’ contributions, from 3% to 6% of compensation, are matched 50% by us. Under the 401(k) Plan, our cash contributions were $1.7 million, $1.5 million and $2.7 million in 2010, 2009 and 2008, respectively. During 2009, we executed cost reduction programs which included the temporary elimination of our 401(k) matching for U.S. employees beginning in the second quarter of 2009 and did not resume until March 2010.

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

Fluids Systems and Engineering — Our Fluids Systems and Engineering business offers customized solutions including highly technical drilling projects involving complex subsurface conditions, such as horizontal directional, geologically deep or deep water drilling. These projects require increased monitoring and critical engineering support of the fluids system during the drilling process. We provide drilling fluids products and technical services to the North American, European, North African, and the Brazilian market. We also provide completion fluids services and equipment rental to customers in Oklahoma and Texas.

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

Mats and Integrated Services — This segment provides mat rentals and related well site services to E&P customers in the Northeast U.S. regions, onshore U.S. Gulf Coast and Western Colorado, as well as mat rentals to the utility industry in the U.K., which provide environmental protection and ensure all-weather access to sites with unstable soil conditions common to these areas. This segment also manufactures our DuraBaseTM composite mat system for sales into domestic and international markets as well as for use in our domestic rental operations. The principal customers are major independent and multi-national E&P companies.

Environmental Services — This segment provides disposal services for both oilfield E&P waste and industrial waste. The primary method used for disposal is low pressure injection into environmentally secure geologic formations deep underground. This segment operates in the U.S. Gulf Coast and West Texas markets.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following tables:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Revenues
Fluids Systems & Engineering	$597,795	$409,450	$706,288
Mats & Integrated Services	69,397	37,476	89,654
Environmental Services	48,762	43,349	62,408

Total Revenues	$715,954	$490,275	$858,350

Depreciation and Amortization
Fluids Systems & Engineering	$15,253	$13,739	$11,967
Mats & Integrated Services	7,672	10,309	10,603
Environmental Services	3,169	3,339	4,142
Corporate Office	916	751	631

Total Depreciation and Amortization	$27,010	$28,138	$27,343

Operating Income (loss)
Fluids Systems & Engineering	$56,234	$1,994	$87,249
Mats & Integrated Services	26,684	(7,840)	1,846
Environmental Services	13,447	7,711	9,031
Corporate Office	(18,361)	(17,190)	(26,630)

Operating Income (loss)	$78,004	$(15,325)	$71,496

Segment Assets
Fluids Systems & Engineering	$476,677	$409,054	$494,477
Mats & Integrated Services	79,957	77,868	99,123
Environmental Services	69,058	66,966	80,222
Corporate	111,650	31,226	39,857

Total Assets	$737,342	$585,114	$713,679

Capital Expenditures
Fluids Systems & Engineering	$7,033	$12,748	$17,111
Mats & Integrated Services	2,253	4,604	2,922
Environmental Services	738	865	1,852
Corporate	2,110	326	609

Total Capital Expenditures	$12,134	$18,544	$22,494

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information about our operations by geographic area. Revenues by geographic location are determined based on the location in which services are rendered or products are sold.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Revenue
United States	$516,786	$334,986	$692,247
Canada	23,846	13,432	26,620
Europe and North Africa	113,295	115,926	123,174
Brazil and Mexico	62,027	25,931	16,309

Total Revenue	$715,954	$490,275	$858,350

Long-Lived Assets
United States	$243,194	$253,630	$270,893
Canada	12,334	12,075	10,733
Europe and North Africa	26,380	27,076	22,285
Brazil and Mexico	14,904	14,735	6,092

Total Long-Lived Assets	$296,812	$307,516	$310,003

No single customer accounted for more than 10% of our consolidated revenues for years ended December 31, 2010, 2009 or 2008.

13.	Supplemental Cash Flow and Other Information

Included in accounts payable and accrued liabilities at December 31, 2010, 2009 and 2008, were capital expenditures of $2.3 million, $1.4 million and $0.8 million, respectively.

Accrued liabilities at December 31, 2010 and 2009 were $43.2 million and $25.3 million respectively. The balance in 2010 included $15.4 million for employee incentives and $5.8 million for value added, goods and service taxes related to foreign jurisdictions.

During the years ended December 31, 2010, 2009 and 2008, we did not finance the acquisition of property, plant and equipment with capital leases.

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

Leases

We lease various manufacturing facilities, warehouses, office space, machinery and equipment, including transportation equipment, under operating leases with remaining terms ranging from one to twenty years, with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were approximately $25.4 million, $29.4 million and $32.6 million for the years ending 2010, 2009, and 2008, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year are included in the table below. Future minimum payments under capital leases are not significant.

(In thousands)

2011	$18,089
2012	11,344
2013	6,308
2014	2,874
2015	1,197
Thereafter	632

$40,444

Other

In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $3.6 million at December 31, 2010 and 2009. In addition, as of December 31, 2009, we had established other letters of credit in favor of our suppliers in the amount of $6.3 million. We also had $8.6 million and $8.5 million in guarantee obligations in connection with facility closure bonds and other performance bonds issued by insurance companies outstanding as of December 31, 2010 and 2009, respectively.

In our industrial minerals business, we have purchase obligations for barite, a critical raw material in drilling fluids products which totaled $11.1 million at December 31, 2010, in which all purchases will be made in 2011.

Other than normal operating leases for office and warehouse space, barges, rolling stock and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

We are self-insured for health claims, subject to certain “stop loss” insurance policies. Claims in excess of $200,000 per incident are insured by third-party insurers. At December 31, 2010 and 2009, we had accrued liabilities of $1.2 million for unpaid claims incurred, based on historical experience. These estimated claims are expected to be paid within one year of their occurrence.

We are self-insured for certain workers’ compensation, auto and general liability claims up to a certain policy limit. Claims in excess of $750,000 are insured by third-party reinsurers. At December 31, 2010 and 2009, we had accrued a liability of $2.5 million and $1.9 million, respectively, for the uninsured portion of claims.

We maintain accrued liabilities for asset retirement obligations, which represent obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. Our asset retirement obligations primarily relate to repair cost obligations associated with the return of leased barges as well as required expenditures associated with owned and leased facilities. Upon settlement of the liability, a gain or loss for any difference between the settlement amount and the liability recorded is recognized. As of December 31, 2010 and 2009, we had accrued asset retirement obligations of $1.9 million and $1.0 million, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Supplemental Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter
	(In thousands, except per share amounts)

Fiscal Year 2010
Revenues	$160,798	$181,352	$179,278		$194,526
Operating income	13,709	19,896	19,532	(1)	24,867
Net income	7,782	10,840	8,234		14,770
Net income per share:
Basic	0.09	0.12	0.09		0.16
Diluted	0.09	0.12	0.09		0.15
Fiscal Year 2009
Revenues	$126,938	$109,599	$118,208		$135,530
Operating (loss) income	(12,779)	(9,922)	2,238	(2)	5,138
Net (loss) income	(12,004)	(8,787)	202		16
Net (loss) income per share:
Basic	(0.14)	(0.10)	0.00		0.00
Diluted	(0.14)	(0.10)	0.00		0.00

(1)	Includes $2.2 million of income reflecting proceeds from the settlement of a lawsuit.

(2)	Includes $2.3 million of other income, reflecting proceeds of business interruption insurance claims related to hurricanes in 2008.

16.	Subsequent Event

On March 4, 2011, we entered into a definitive agreement to acquire the drilling fluids and engineering services unit of Rheochem PLC, a publicly-traded Australian-based oil and gas company. Rheochem provides drilling fluids and related engineering services to the oil and gas exploration and geothermal industries with operations in Australia, New Zealand and India. Under the terms of the agreement, we will pay approximately A$23.8 million at closing, subject to typical adjustments for working capital. Additional consideration may be payable based on financial results of the acquired business over a one-year earnout period, up to a maximum total consideration of A$45 million. Newpark expects to fund the acquisition price, including any earnout payment, from cash on hand. In the most recently completed fiscal year ended June 30, 2010, Rheochem PLC’s drilling fluid services segment generated revenues of A$20.3 million. This acquisition is expected to be completed during the second quarter of 2011.

17.	Guarantor and Non-Guarantor Financials

In May 2010, we filed a “shelf” registration statement on Form S-3 (“Form S-3”) registering up to $200 million in securities that may be issued by the Company from time to time. In October 2010, we completed our offering of Senior Notes under this “shelf” registration statement (see “Note 6 Financing Arrangements” for additional information). While our Senior Notes did not include subsidiary guarantees, under our remaining “shelf” registration statement, we may in the future issue additional debt securities registered pursuant to the Form S-3 that are fully and unconditionally guaranteed by certain subsidiaries of the Company, as identified in the Form S-3 and primarily consisting of our U.S. subsidiaries. As a result, we are required to present consolidating financial information regarding the guarantors and non-guarantors of the securities in accordance with SEC Regulation S-X Rule 3-10. As specified in Rule 3-10, the condensed consolidating balance sheets, results of operations, and

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements of cash flows presented on the following pages meet the requirements for financial statements of the issuer and each guarantor of the debt securities because the guarantors are all direct or indirect wholly-owned subsidiaries of Newpark Resources, Inc., and all of the guarantees are full and unconditional on a joint and several basis. The condensed consolidating balance sheets as of December 31, 2010 and 2009, and condensed consolidating statements of operations and statements of cash flows for the years ended 2010, 2009 and 2008 are as follows:

Condensed Consolidating Balance Sheets

	December 31, 2010
		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

ASSETS
Cash and cash equivalents	$68,128	$(4,290)	$19,172	$—	$83,010
Receivables, net	789	122,827	73,183	—	196,799
Inventories	—	83,434	39,594	—	123,028
Deferred tax asset	16,572	10,351	731	—	27,654
Prepaid expenses and other current assets	2,121	2,279	5,636	—	10,036

Total current assets	87,610	214,601	138,316	—	440,527
Property, plant and equipment, net	6,991	180,743	24,921	—	212,655
Goodwill	—	38,237	24,070	—	62,307
Other intangible assets, net	—	10,562	2,510	—	13,072
Other assets	8,316	594	1,621	(1,750)	8,781
Investment in subsidiaries	180,700	29,283	—	(209,983)	—

Total assets	$283,617	$474,020	$191,438	$(211,733)	$737,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign bank lines of credit	$—	$—	$1,458	$—	$1,458
Current maturities of long-term debt	—	—	148	—	148
Accounts payable	2,083	38,516	25,717	—	66,316
Accrued liabilities	16,470	11,094	15,670	—	43,234

Total current liabilities	18,553	49,610	42,993	—	111,156
Long-term debt, less current portion	172,500	—	487	—	172,987
Deferred tax liability	—	31,785	1,514	(1,750)	31,549
Other noncurrent liabilities	2,043	10	2,250	—	4,303
Net intercompany (receivable) payable	(326,826)	254,541	72,285	—	—

Total liabilities	(133,730)	335,946	119,529	(1,750)	319,995
Common stock	931	24,557	29,110	(53,667)	931
Paid-in capital	468,503	56,417	3	(56,420)	468,503
Accumulated other comprehensive income	8,581	—	14,826	(14,826)	8,581
Retained (deficit) earnings	(45,034)	57,100	27,970	(85,070)	(45,034)
Treasury stock, at cost	(15,634)	—	—	—	(15,634)

Total stockholders’ equity	417,347	138,074	71,909	(209,983)	417,347

Total liabilities and stockholders’ equity	$283,617	$474,020	$191,438	$(211,733)	$737,342

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

ASSETS
Cash and cash equivalents	$162	$—	$11,372	$—	$11,534
Receivables, net	9	72,985	49,392	—	122,386
Inventories	—	72,197	43,298	—	115,495
Deferred tax asset	155	7,091	211	—	7,457
Prepaid expenses and other current assets	1,937	2,384	7,419	—	11,740

Total current assets	2,263	154,657	111,692	—	268,612
Property, plant and equipment, net	3,766	194,902	25,957	—	224,625
Goodwill	—	38,237	24,039	—	62,276
Other intangible assets, net	—	13,249	2,788	—	16,037
Deferred tax and other assets	38,379	680	1,151	(26,646)	13,564
Investment in subsidiaries	93,860	26,171	—	(120,031)	—

Total assets	$138,268	$427,896	$165,627	$(146,677)	$585,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign bank lines of credit	$—	$—	$6,901	$—	$6,901
Current maturities of long-term debt	10,000	107	212	—	10,319
Accounts payable	1,195	38,317	23,480	—	62,992
Accrued liabilities	7,940	7,945	9,405	—	25,290

Total current liabilities	19,135	46,369	39,998	—	105,502
Long-term debt, less current portion	105,000	—	810	—	105,810
Deferred tax liability	—	27,437	1,292	(26,646)	2,083
Other noncurrent liabilities	1,782	10	1,905	—	3,697
Net intercompany (receivable) payable	(356,257)	295,408	60,849	—	—

Total liabilities	(230,340)	369,224	104,854	(26,646)	217,092
Common stock	917	24,907	25,945	(50,852)	917
Paid-in capital	460,544	56,423	3	(56,426)	460,544
Accumulated other comprehensive income	5,230	—	17,241	(13,836)	8,635
Retained (deficit) earnings	(82,669)	(22,658)	17,584	1,083	(86,660)
Treasury stock, at cost	(15,414)	—	—	—	(15,414)

Total stockholders equity	368,608	58,672	60,773	(120,031)	368,022

Total liabilities and stockholders equity	$138,268	$427,896	$165,627	$(146,677)	$585,114

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statements of Operations

	Year Ended December 31, 2010
		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Revenues	$—	$518,665	$197,289	$—	$715,954
Cost of revenues	—	416,242	160,678	—	576,920
Selling, general and administrative expenses	18,369	28,324	17,464	—	64,157
Other operating income, net	(11)	(3,421)	305	—	(3,127)

Operating (loss) income	(18,358)	77,520	18,842	—	78,004
Foreign currency exchange loss (gain)	—	(4)	(1,130)	—	(1,134)
Interest expense	9,915	20	332	—	10,267
Intercompany interest (income) expense	—	(2,941)	2,941	—	—

(Loss) income from operations before income taxes	(28,273)	80,445	16,699	—	68,871
Provision for income taxes	(11,471)	32,838	5,878	—	27,245
Equity in income of subsidiaries	58,428	10,367	—	(68,795)	—

Net income	$41,626	$57,974	$10,821	$(68,795)	$41,626

	Year Ended December 31, 2009
		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Revenues	$—	$334,981	$155,294	$—	$490,275
Cost of revenues	—	319,774	127,850	—	447,624
Selling, general and administrative expenses	17,183	27,348	16,674	—	61,205
Other income, net	—	(2,549)	(680)	—	(3,229)

Operating (loss) income	(17,183)	(9,592)	11,450		(15,325)
Foreign currency exchange gain	—	(49)	(1,821)	—	(1,870)
Interest expense (income), net	9,121	(72)	285	—	9,334
Intercompany interest (income) expense	(1,374)	(2,539)	3,913	—	—

(Loss) income from operations before income taxes	(24,930)	(6,932)	9,073	—	(22,789)
Provision for income taxes	(6,941)	(1,932)	6,657	—	(2,216)
Equity in income (loss) of subsidiaries	(2,584)	7,379	—	(4,795)	—

Net (loss) income	$(20,573)	$2,379	$2,416	$(4,795)	$(20,573)

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Revenues	$—	$692,210	$166,140	$—	$858,350
Cost of revenues	—	569,886	133,544	—	703,430
Selling, general and administrative expenses	26,628	40,346	14,420	—	81,394
Other (income) expense, net	(10)	2,492	(452)	—	2,030

Operating (loss) income	(26,618)	79,486	18,628	—	71,496
Foreign currency exchange loss	—	179	1,090	—	1,269
Interest expense	10,200	45	636	—	10,881
Intercompany interest (income) expense	(1,416)	(1,237)	2,653	—	—

(Loss) income from continuing operations before income taxes	(35,402)	80,499	14,249	—	59,346
Provision for income taxes	(12,900)	28,738	4,208	—	20,046

(Loss) income from continuing operations	(22,502)	51,761	10,041	—	39,300
(Loss) income from discontinued operations, net of tax	—	(924)	82	—	(842)
Equity in income of subsidiaries	60,960	11,380	—	(72,340)	—

Net (loss) income	$38,458	$62,217	$10,123	$(72,340)	$38,458

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statements of Cash Flows

	Year Ended December 31, 2010
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Net cash (used in) provided by operating activitites	$(15,551)	$36,033	$10,994	$31,476

Net cash used in investing activities	(2,109)	(4,482)	(3,958)	(10,549)

Borrowings on lines of credit	109,000	—	32,497	141,497
Payments on lines of credit	(194,000)	—	(37,613)	(231,613)
Principal payments on notes and long-term debt	(30,000)	(107)	(350)	(30,457)
Proceeds from Senior notes, net of offering costs	167,756	—	—	167,756
Inter-company borrowings (repayments)	29,432	(35,734)	6,302	—
Other financing activities	3,438	—	—	3,438

Net cash provided by (used in) financing activities	85,626	(35,841)	836	50,621

Effect of exchange rate changes on cash	—	—	(72)	(72)

Net increase in cash	67,966	(4,290)	7,800	71,476
Cash at the beginning of the period	162	—	11,372	11,534

Cash at the end of the period	$68,128	$(4,290)	$19,172	$83,010

	Year Ended December 31, 2009
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Net cash (used in) provided by operating activitites	$(20,709)	$104,350	$5,178	$88,819

Net cash used in investing activitites	(326)	(7,596)	(9,222)	(17,144)

Net (payments) borrowings on lines of credit	(51,000)	—	(4,701)	(55,701)
Principal payments on notes payable and long-term debt	(10,000)	(327)	(112)	(10,439)
Inter-company borrowings (repayments)	82,322	(96,427)	14,105	—
Other financing activities	(125)	—	—	(125)

Net cash provided by (used in) financing activitites	21,197	(96,754)	9,292	(66,265)

Effect of exchange rate changes on cash	—	—	(2,128)	(2,128)

Net increase in cash	162	—	3,120	3,282
Cash at the beginning of the period	—	—	8,252	8,252

Cash at the end of the period	$162	$—	$11,372	$11,534

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Net cash (used in) provided by operating activitites	$(15,704)	$35,612	$8,779	$28,687

Net cash (used in) provided by investing activitites	(609)	(12,990)	(9,569)	(23,168)

Net borrowings on lines of credit	19,000	—	4,593	23,593
Principal payments on notes payable and long-term debt	(11,166)	(319)	(767)	(12,252)
Inter-company borrowings (repayments)	21,653	(22,348)	695	—
Purchase of treasury stock	(15,250)	—	—	(15,250)
Other financing activities	1,910	—	(63)	1,847

Net cash provided by (used in) financing activitites	16,147	(22,667)	4,458	(2,062)

Effect of exchange rate changes on cash	—	—	(946)	(946)

Net (decrease) increase in cash	(166)	(45)	2,722	2,511
Cash at the beginning of the period	166	45	5,530	5,741

Cash at the end of the period	$—	$—	$8,252	$8,252

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2010.

Changes in internal control over financial reporting.

There has been no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making its assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Control — Integrated Framework.” We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/  Paul L. Howes
Paul L. Howes
President, Chief Executive Officer

/s/  James E. Braun
James E. Braun
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Newpark Resources, Inc.
The Woodlands, Texas

We have audited the internal control over financial reporting of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 8, 2011 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Houston, Texas
March 8, 2011

ITEM 9B.	Other Information

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. We do not believe that certain operations of our subsidiary, Excalibar Minerals, LLC (“Excalibar”), are subject to the jurisdiction of the Mine Safety and Health Administration (“MSHA”) and we previously filed an action with MSHA requesting a transfer of regulatory jurisdiction for the operations of Excalibar to the Occupational Safety and Health Administration (“OSHA”). Our request to transfer regulatory jurisdiction for these operations from MSHA to OSHA has been denied. As a result, the four specialized barite and calcium carbonate grinding facilities operated by Excalibar and a gravel excavation facility formerly operated by the Mats and Integrated Services business were subject to the regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) in 2010. Information regarding certain mine safety violations which occurred in 2010 related to the facilities referenced above is included in Exhibit 99.1.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The information required by this Item is incorporated by reference to the “Executive Officers” and “Election of Directors” sections of the definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

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

The information required by this Item is incorporated by reference to the “Executive Compensation” section of the definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the “Ownership of Common Stock” section of the definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the “Related Person Transactions” and “Director Independence” sections of the definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the “Independent Auditor” section of the definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

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

3.	Exhibits

The exhibits listed are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

3.1	Restated Certificate of Incorporation of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K405 for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).
3.2	Certificate of Designation of Series A Cumulative Perpetual Preferred Stock of Newpark Resources, Inc. incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 27, 1999 (SEC File No. 001-02960).
3.3	Certificate of Designation of Series B Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 7, 2000 (SEC File No. 001-02960).
3.4	Certificate of Rights and Preferences of Series C Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 4, 2001 (SEC File No. 001-02960).
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 4, 2009 (SEC File No. 001-02960).
3.6	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 13, 2007 (SEC File No. 001-02960).
4.1	Specimen form of common stock certificate of Newpark Resources, Inc., incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (SEC File No. 33-40716).
4.2	Warrant Certificate dated March 2, 2006, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (SEC File No. 333-156009).
4.3	Indenture, dated October 4, 2010, between Newpark Resources, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2010 (SEC File No. 001-02960).
4.4	First Supplemental Indenture, dated October 4, 2010, between Newpark Resources, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 4, 2010 (SEC File No. 001-2960).

4.5	Form of 4.00% Convertible Senior Note due 2017, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 4, 2010 (SEC File No. 001-2960).
*10.1	Amended and Restated 1993 Non-Employee Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).
*10.2	1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the year ended December 31, 1995 filed on March 11, 1996 (SEC File No. 001-02960).
*10.3	Form of Stock Option under 1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
10.4	Agreement, dated May 30, 2000, between the registrant and Fletcher International Ltd., a Bermuda company, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 7, 2000 (SEC File No. 001-02960).
10.5	Agreement, dated December 28, 2000, between the registrant and Fletcher International Limited, a Cayman Islands company, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 4, 2001 (SEC File No. 001-02960).
*10.6	Newpark Resources, Inc. 2003 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 3, 2005 (SEC File No. 001-02960).
*10.7	Newpark Resources, Inc. 2003 Long Term Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2007 filed on March 7, 2008 (SEC File No. 001-02960).
*10.8	Form of Award Agreement under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
*10.9	Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).
*10.10	Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).
*10.11	Amended and Restated Employment Agreement, dated as of December 31, 2008, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2009 (SEC File No. 001-02960).
*10.12	Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10.13	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10.14	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and James E. Braun, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).
*10.15	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).
*10.16	Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (SEC File No. 001-02960).
*10.17	Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).

*10.18	Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated April 20, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).
10.19	Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).
10.20	Amended and Restated Credit Agreement among Newpark Resources, Inc., JPMORGAN CHASE BANK, N.A., as Administrative Agent CALYON NEW YORK BRANCH, as Syndication Agent, and BANK OF AMERICA, N.A., as Documentation Agent, dated December 21, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2007 (SEC File No. 001-02960).
*10.21	First Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).
*10.22	Amendment One to the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).
*10.23	Newpark Resources, Inc., 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).
*10.24	Employment Agreement, dated as of June 2, 2008, by an between Newpark Resources, Inc. and William D. Moss, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006 (SEC File no. 001-02960).
10.25	Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).
*10.26	Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated April 20, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10.27	Amendment to Employment Agreement between Newpark Resources, Inc. and James E. Braun dated April 21, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-L filed on April 23, 2009 (SEC File No. 001-02960).
*10.28	Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated April 22, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10.29	Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola dated April 22, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10.30	Amendment to Employment Agreement between Newpark Resources, Inc. and William D. Moss dated April 23, 2009, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
10.31	First Amendment and Waiver to Amended and Restated Credit Agreement among Newpark Resources, Inc., JPMORGAN CHASE BANK, N.A., as Administrative Agent CALYON NEW YORK BRANCH, as Syndication Agent, and BANK OF AMERICA, N.A., as Documentation Agent, dated July 17, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2009 (SEC File No. 001-02960).
*10.32	Extension Letter Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated November 30, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10.33	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and James E. Braun dated November 30, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10.34	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated November 30, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).

*10.35	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola dated November 30, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10.36	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and William D. Moss dated November 30, 2009, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
10.37	Letter Agreement dated as of March 3, 2010 between Newpark Resources, Inc. and William D. Moss, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2010 (SEC File No. 001-02960).
10.38	Employment Agreement, dated as of October 15, 2010, by and between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2010 (SEC File No. 001-02960).
10.39	Change in Control Agreement dated as of October 15, 2010, by and between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2010 (SEC File No. 001-02960).
10.40	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).
†10.41	Second Amendment to Amended and Restated Credit Agreement among Newpark Resources, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Calyon New York Branch, as Syndication Agent, and Bank of America, N.A., as Documentation Agent dated September 24, 2010.
*10.42	Director Compensation Summary, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed on March 9, 2009 (SEC File No. 001-02960).
†21.1	Subsidiaries of the Registrant.
†23.1	Consent of Independent Registered Public Accounting Firm.
†31.1	Certification of Paul L. Howes pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of James E. Braun pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of James E. Braun pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†99.1	Reporting requirements under the Mine Safety and Health Administration.

†	Filed herewith.

*	Management compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NEWPARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes
President and Chief Executive Officer

Dated: March 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul L. Howes Paul L. Howes	President, Chief Executive Office and Director (Principal Executive Officer)	March 8, 2011

/s/ James E. Braun James E. Braun	Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2011

/s/ Gregg S. Piontek Gregg S. Piontek	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 8, 2011

/s/ Jerry W. Box Jerry W. Box	Chairman of the Board	March 8, 2011

/s/ James W. McFarland James W. McFarland	Director, Member of Audit Committee	March 8, 2011

/s/ G. Stephen Finley G. Stephen Finley	Director, Member of Audit Committee	March 8, 2011

/s/ Gary L. Warren Gary L. Warren	Director, Member of Audit Committee	March 8, 2011

/s/ David C. Anderson David C. Anderson	Director	March 8, 2011

NEWPARK RESOURCES, INC

EXHIBIT INDEX

The exhibits listed are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

3.1	Restated Certificate of Incorporation of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K405 for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).
3.2	Certificate of Designation of Series A Cumulative Perpetual Preferred Stock of Newpark Resources, Inc. incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 27, 1999 (SEC File No. 001-02960).
3.3	Certificate of Designation of Series B Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 7, 2000 (SEC File No. 001-02960).
3.4	Certificate of Rights and Preferences of Series C Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 4, 2001 (SEC File No. 001-02960).
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 4, 2009 (SEC File No. 001-02960).
3.6	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 13, 2007 (SEC File No. 001-02960).
4.1	Specimen form of common stock certificate of Newpark Resources, Inc., incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (SEC File No. 33-40716).
4.2	Warrant Certificate dated March 2, 2006, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (SEC File No. 333-156009).
4.3	Indenture, dated October 4, 2010, between Newpark Resources, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2010 (SEC File No. 001-02960).
4.4	First Supplemental Indenture, dated October 4, 2010, between Newpark Resources, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 4, 2010 (SEC File No. 001-2960).
4.5	Form of 4.00% Convertible Senior Note due 2017, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 4, 2010 (SEC File No. 001-2960).
*10.1	Amended and Restated 1993 Non-Employee Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).
*10.2	1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the year ended December 31, 1995 filed on March 11, 1996 (SEC File No. 001-02960).
*10.3	Form of Stock Option under 1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
10.4	Agreement, dated May 30, 2000, between the registrant and Fletcher International Ltd., a Bermuda company, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 7, 2000 (SEC File No. 001-02960).
10.5	Agreement, dated December 28, 2000, between the registrant and Fletcher International Limited, a Cayman Islands company, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 4, 2001 (SEC File No. 001-02960).
*10.6	Newpark Resources, Inc. 2003 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 3, 2005 (SEC File No. 001-02960).

*10.7	Newpark Resources, Inc. 2003 Long Term Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2007 filed on March 7, 2008 (SEC File No. 001-02960).
*10.8	Form of Award Agreement under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
*10.9	Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).
*10.10	Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).
*10.11	Amended and Restated Employment Agreement, dated as of December 31, 2008, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2009 (SEC File No. 001-02960).
*10.12	Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10.13	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10.14	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and James E. Braun, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).
*10.15	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).
*10.16	Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K for the year ended December 31, 2006 filed on March 16, 2007 (SEC File No. 001-02960).
*10.17	Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).
*10.18	Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated April 20, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).
10.19	Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).
10.20	Amended and Restated Credit Agreement among Newpark Resources, Inc., JPMORGAN CHASE BANK, N.A., as Administrative Agent CALYON NEW YORK BRANCH, as Syndication Agent, and BANK OF AMERICA, N.A., as Documentation Agent, dated December 21, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2007 (SEC File No. 001-02960).
*10.21	First Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).
*10.22	Amendment One to the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).
*10.23	Newpark Resources, Inc., 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).
*10.24	Employment Agreement, dated as of June 2, 2008, by an between Newpark Resources, Inc. and William D. Moss, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006 (SEC File no. 001-02960).

10.25	Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).
*10.26	Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated April 20, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10.27	Amendment to Employment Agreement between Newpark Resources, Inc. and James E. Braun dated April 21, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-L filed on April 23, 2009 (SEC File No. 001-02960).
*10.28	Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated April 22, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10.29	Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola dated April 22, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10.30	Amendment to Employment Agreement between Newpark Resources, Inc. and William D. Moss dated April 23, 2009, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
10.31	First Amendment and Waiver to Amended and Restated Credit Agreement among Newpark Resources, Inc., JPMORGAN CHASE BANK, N.A., as Administrative Agent CALYON NEW YORK BRANCH, as Syndication Agent, and BANK OF AMERICA, N.A., as Documentation Agent, dated July 17, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2009 (SEC File No. 001-02960).
*10.32	Extension Letter Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated November 30, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10.33	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and James E. Braun dated November 30, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10.34	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated November 30, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10.35	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola dated November 30, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10.36	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and William D. Moss dated November 30, 2009, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
10.37	Letter Agreement dated as of March 3, 2010 between Newpark Resources, Inc. and William D. Moss, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2010 (SEC File No. 001-02960).
10.38	Employment Agreement, dated as of October 15, 2010, by and between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2010 (SEC File No. 001-02960).
10.39	Change in Control Agreement dated as of October 15, 2010, by and between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2010 (SEC File No. 001-02960).
10.40	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).
†10.41	Second Amendment to Amended and Restated Credit Agreement among Newpark Resources, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Calyon New York Branch, as Syndication Agent, and Bank of America, N.A., as Documentation Agent dated September 24, 2010.

*10.42	Director Compensation Summary, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed on March 9, 2009 (SEC File No. 001-02960).
†21.1	Subsidiaries of the Registrant.
†23.1	Consent of Independent Registered Public Accounting Firm.
†31.1	Certification of Paul L. Howes pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of James E. Braun pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of James E. Braun pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†99.1	Reporting requirements under the Mine Safety and Health Administration.

†	Filed herewith.

*	Management compensation plan or agreement