Form 10-Q
period 2011-03-31
NEWPARK RESOURCES INC
filed 2011-04-29
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
As of April 19, 2011, a total of 90,390,302 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
MARCH 31, 2011
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking statements in other materials we release to the public. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified in Item 1A in Part II of this Quarterly Report, Item 1A, “Risk Factors,” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, and those set forth from time to time in our filings with the Securities and Exchange Commission, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.
We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2011	2010

ASSETS
Cash and cash equivalents	$95,366	$83,010
Receivables, net	200,200	196,799
Inventories	122,911	123,028
Deferred tax asset	21,041	27,654
Prepaid expenses and other current assets	10,097	10,036

Total current assets	449,615	440,527

Property, plant and equipment, net	212,792	212,655
Goodwill	63,008	62,307
Other intangible assets, net	12,664	13,072
Other assets	8,372	8,781

Total assets	$746,451	$737,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$359	$1,606
Accounts payable	62,861	66,316
Accrued liabilities	34,009	43,234

Total current liabilities	97,229	111,156

Long-term debt, less current portion	172,996	172,987
Deferred tax liability	32,225	31,549
Other noncurrent liabilities	4,661	4,303

Total liabilities	307,111	319,995

Commitments and contingencies (Note 5)

Common stock, $0.01 par value, 200,000,000 shares authorized 93,153,576 and 93,143,102 shares issued, respectively	932	931
Paid-in capital	469,547	468,503
Accumulated other comprehensive income	13,679	8,581
Retained deficit	(29,180)	(45,034)
Treasury stock, at cost; 2,763,274 and 2,766,912 shares, respectively	(15,638)	(15,634)

Total stockholders’ equity	439,340	417,347

Total liabilities and stockholders’ equity	$746,451	$737,342

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2011	2010

Revenues	$202,651	$160,798

Cost of revenues	159,002	133,518
Selling, general and administrative expenses	15,818	14,413
Other operating income, net	(117)	(842)

Operating income	27,948	13,709

Foreign currency exchange loss (gain)	323	(611)
Interest expense, net	2,257	2,148

Income from operations before income taxes	25,368	12,172
Provision for income taxes	9,514	4,390

Net income	$15,854	$7,782

Income per common share — basic	$0.18	$0.09
Income per common share — diluted	$0.16	$0.09
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2011	2010

Net income	$15,854	$7,782

Changes in fair value of interest rate swap, net of tax	—	(10)
Foreign currency translation adjustments	5,098	(2,382)

Comprehensive income	$20,952	$5,390

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$15,854	$7,782
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	6,430	6,711
Stock-based compensation expense	975	870
Provision for deferred income taxes	7,567	3,147
Net (recovery) provision for doubtful accounts	(44)	239
(Gain) loss on sale of assets	(17)	348
Change in assets and liabilities:
Increase in receivables	(1,063)	(32,724)
Decrease in inventories	1,453	9,183
Decrease (increase) in other assets	285	(261)
Decrease in accounts payable	(3,895)	(1,134)
(Decrease) increase in accrued liabilities and other	(9,648)	3,470

Net cash provided by (used in) operating activities	17,897	(2,369)

Cash flows from investing activities:
Capital expenditures	(6,188)	(2,029)
Proceeds from sale of property, plant and equipment	66	48

Net cash used in investing activities	(6,122)	(1,981)

Cash flows from financing activities:
Borrowings on lines of credit	1,193	45,409
Payments on lines of credit	(2,332)	(39,564)
Other borrowings (payments)	9	(186)
Proceeds from employee stock plans	87	48
Purchase of treasury stock	(95)	(86)

Net cash (used in) provided by financing activities	(1,138)	5,621
Effect of exchange rate changes on cash	1,719	(539)

Net increase in cash and cash equivalents	12,356	732
Cash and cash equivalents at beginning of period	83,010	11,534

Cash and cash equivalents at end of period	$95,366	$12,266

Cash paid for:
Income taxes	$3,582	$1,132
Interest	$234	$2,269
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Our fiscal year end is December 31 and our first quarter represents the three month period ended March 31. The results of operations for the first quarter of 2011 are not necessarily indicative of the results to be expected for the entire year.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2011, the results of our operations for the first quarter of 2011 and 2010, and our cash flows for the first quarter of 2011 and 2010. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2010 is derived from the audited consolidated financial statements at that date.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2010.
New Accounting Standards
In October 2009, the Financial Accounting Standards Board (“FASB“) issued additional guidance on multiple-deliverable revenue arrangements. The guidance provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. It replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, and they establish a selling price hierarchy for determining the selling price of a deliverable. The amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, and they significantly expand the required disclosures related to multiple-deliverable revenue arrangements. The amendments were effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The impact of this additional guidance has not had a material impact on our consolidated financial statements.
In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. Specifically, this update requires an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. The impact of this updated guidance has not had a material impact on our consolidated financial statements.
In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. The impact of this guidance has not had a material impact on our consolidated financial statements.

Note 2 — Earnings per Share
The following table presents the reconciliation of the numerator and denominator for calculating earnings per share:

	First Quarter
(In thousands, except per share data)	2011	2010

Basic EPS:
Net income	$15,854	$7,782

Weighted average number of common shares outstanding	89,621	88,654

Basic income per common share	$0.18	$0.09

Diluted EPS:
Net income	$15,854	$7,782
Assumed conversion of Senior Notes	1,194	—

Adjusted net income	$17,048	$7,782

Weighted average number of common shares outstanding-basic	89,621	88,654
Add: Dilutive effect of stock options and restricted stock awards	823	213
Dilutive effect of Senior Notes	15,682	—

Diluted weighted average number of common shares outstanding	106,126	88,867

Diluted income per common share	$0.16	$0.09

Stock options and warrants excluded from calculation of diluted earnings per share because anti-dilutive for the period	3,826	4,561

For the first quarter of 2011 and 2010, we had weighted average dilutive stock options and restricted stock outstanding of approximately 3.0 million shares and 2.8 million shares respectively. The resulting net effect of stock options and restricted stock were used in calculating diluted earnings per share for the period.
In June 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our common stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. As of March 31, 2011, the Series B Warrant, as adjusted for anti-dilution provisions, remains outstanding and provides for the right to purchase up to approximately 2.1 million shares of our common stock at an exercise price of $8.97, and expires in February 2012.

Note 3 — Receivables and Inventories
Receivables — Receivables consist of the following:

	March 31,	December 31,
(In thousands)	2011	2010

Gross trade receivables	$197,212	$193,349
Allowance for doubtful accounts	(5,796)	(5,839)

Net trade receivables	191,416	187,510

Other receivables	8,784	9,289

Total receivables, net	$200,200	$196,799

Inventories — Our inventories include $121.6 million and $122.5 million of raw materials and components for our drilling fluids systems at March 31, 2011 and December 31, 2010, respectively. The remaining balance consists primarily of composite mat finished goods.
Note 4 — Financing Arrangements and Fair Value of Financial Instruments
Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $150.0 million revolving credit facility, of which no borrowings were outstanding at March 31, 2011. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes at our election prior to their maturity date.
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments, with the exception of our debt, approximated their fair values at March 31, 2011 and December 31, 2010. The estimated fair value of our outstanding debt is $172.5 million at March 31, 2011 and $159.1 million at December 31, 2010. The estimated fair value of the Senior Notes at these respective dates is based on quoted market prices.
Note 5 — Commitments and Contingencies
In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. In the opinion of management, any liability in these matters should not have a material effect on our consolidated financial statements.

Note 6 — Segment Data
Summarized operating results for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter
(In thousands)	2011	2010

Revenues
Fluids systems and engineering	$170,467	$136,310
Mats and integrated services	23,063	13,620
Environmental services	9,121	10,868

Total revenues	$202,651	$160,798

Operating income (loss)
Fluids systems and engineering	$19,199	$12,414
Mats and integrated services	11,784	2,714	(1)
Environmental services	1,620	2,679
Corporate office	(4,655)	(4,098)

Operating income	$27,948	$13,709

(1)	Includes $0.9 million of other income reflecting proceeds from insurance claims related to Hurricane Ike in 2008.
Note 7 — Subsequent Event
In April 2011, we completed the acquisition of the drilling fluids and engineering services business from Rheochem PLC, a publicly-traded Australian-based oil and gas company. The acquired business provides drilling fluids and related engineering services to the oil and gas exploration and geothermal industries with operations in Australia, New Zealand and India. Total cash paid at closing was AUD$24.0 million ($25.4 million), and total consideration is subject to typical adjustments for working capital conveyed at closing. Additional consideration may be payable based on financial results of the acquired business over a one-year earnout period, up to a maximum total consideration of AUD$45 million. In the most recently completed fiscal year ended June 30, 2010, Rheochem PLC’s drilling fluid services segment reported revenues of AUD$20.3 million. Our operating results for the first quarter of 2011 include $0.4 million of acquisition-related costs. Proforma results of operations have not been presented as the effects of this acquisition is not material to our consolidated financial statements.
Note 8 — Guarantor and Non-Guarantor Financials
In May 2010, we filed a “shelf” registration statement on Form S-3 (“Form S-3”) registering up to $200 million in securities that may be issued by the Company from time to time. In October 2010, we completed our offering of Senior Notes under this “shelf” registration statement. While our Senior Notes did not include subsidiary guarantees, under our remaining “shelf” registration statement, we may in the future issue additional debt securities registered pursuant to the Form S-3 that are fully and unconditionally guaranteed by certain subsidiaries of the Company, as identified in the Form S-3 and primarily consisting of our U.S. subsidiaries. As a result, we are required to present consolidating financial information regarding the guarantors and non-guarantors of the securities in accordance with SEC Regulation S-X Rule 3-10. As specified in Rule 3-10, the unaudited condensed consolidating balance sheets, results of operations, and statements of cash flows presented on the following pages meet the requirements for financial statements of the issuer and each guarantor of the debt securities because the guarantors are all direct or indirect wholly-owned subsidiaries of Newpark Resources, Inc., and all of the guarantees are full and unconditional on a joint and several basis. The unaudited condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010, and unaudited condensed consolidating statements of operations and statements of cash flows for the quarters ended March 31, 2011 and 2010 are as follows:

Condensed Consolidating Balance Sheets

	March 31, 2011
(in thousands)		Guarantor	Non-guarantor	Consolidating
(unaudited)	Parent	subsidiaries	subsidiaries	entries	Consolidated
ASSETS
Cash and cash equivalents	$80,886	$(9,083)	$23,563	$—	$95,366
Receivables, net	586	127,355	72,259	—	200,200
Inventories	—	83,503	39,408	—	122,911
Deferred tax asset	10,383	10,350	308	—	21,041
Prepaid expenses and other current assets	752	2,477	6,868	—	10,097

Total current assets	92,607	214,602	142,406	—	449,615

Property, plant and equipment, net	9,011	178,606	25,175	—	212,792
Goodwill	—	38,237	24,771	—	63,008
Other intangible assets, net	—	10,135	2,529	—	12,664
Other assets	7,252	590	1,601	(1,071)	8,372
Investment in subsidiaries	188,554	29,283	—	(217,837)	—

Total assets	$297,424	$471,453	$196,482	$(218,908)	$746,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign lines of credit and other short-term debt	$—	$—	$359	$—	$359
Accounts payable	1,998	36,840	24,023	—	62,861
Accrued liabilities	12,285	9,544	12,180	—	34,009

Total current liabilities	14,283	46,384	36,562	—	97,229

Long-term debt, less current portion	172,500	—	496	—	172,996
Deferred tax liability	—	31,785	1,511	(1,071)	32,225
Other noncurrent liabilities	2,307	10	2,344	—	4,661
Net intercompany (receivable) payable	(331,006)	255,823	75,183	—	—

Total liabilities	(141,916)	334,002	116,096	(1,071)	307,111

Common stock	932	24,557	29,110	(53,667)	932
Paid-in capital	469,547	56,417	3	(56,420)	469,547
Accumulated other comprehensive income	13,679	—	19,470	(19,470)	13,679
Retained (deficit) earnings	(29,180)	56,477	31,803	(88,280)	(29,180)
Treasury stock, at cost	(15,638)	—	—	—	(15,638)

Total stockholders’ equity	439,340	137,451	80,386	(217,837)	439,340

Total liabilities and stockholders’ equity	$297,424	$471,453	$196,482	$(218,908)	$746,451

	December 31, 2010
(in thousands)		Guarantor	Non-guarantor	Consolidating
(unaudited)	Parent	subsidiaries	subsidiaries	entries	Consolidated
ASSETS
Cash and cash equivalents	$68,128	$(4,290)	$19,172	$—	$83,010
Receivables, net	789	122,827	73,183	—	196,799
Inventories	—	83,434	39,594	—	123,028
Deferred tax asset	16,572	10,351	731	—	27,654
Prepaid expenses and other current assets	2,121	2,279	5,636	—	10,036

Total current assets	87,610	214,601	138,316	—	440,527

Property, plant and equipment, net	6,991	180,743	24,921	—	212,655
Goodwill	—	38,237	24,070	—	62,307
Other intangible assets, net	—	10,562	2,510	—	13,072
Other assets	8,316	594	1,621	(1,750)	8,781
Investment in subsidiaries	180,700	29,283	—	(209,983)	—

Total assets	$283,617	$474,020	$191,438	$(211,733)	$737,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Foreign lines of credit and other short-term debt	$—	$—	$1,606	$—	$1,606
Accounts payable	2,083	38,516	25,717	—	66,316
Accrued liabilities	16,470	11,094	15,670	—	43,234

Total current liabilities	18,553	49,610	42,993	—	111,156

Long-term debt, less current portion	172,500	—	487	—	172,987
Deferred tax liability	—	31,785	1,514	(1,750)	31,549
Other noncurrent liabilities	2,043	10	2,250	—	4,303
Net intercompany (receivable) payable	(326,826)	254,541	72,285	—	—

Total liabilities	(133,730)	335,946	119,529	(1,750)	319,995

Common stock	931	24,557	29,110	(53,667)	931
Paid-in capital	468,503	56,417	3	(56,420)	468,503
Accumulated other comprehensive income	8,581	—	14,826	(14,826)	8,581
Retained (deficit) earnings	(45,034)	57,100	27,970	(85,070)	(45,034)
Treasury stock, at cost	(15,634)	—	—	—	(15,634)

Total stockholders’ equity	417,347	138,074	71,909	(209,983)	417,347

Total liabilities and stockholders’ equity	$283,617	$474,020	$191,438	$(211,733)	$737,342

Condensed Consolidated Statements of Operations

	First Quarter 2011
(in thousands)		Guarantor	Non-guarantor	Consolidating
(unaudited)	Parent	subsidiaries	subsidiaries	entries	Consolidated

Revenues	$—	$144,801	$57,850	$—	$202,651

Cost of revenues	—	112,349	46,653	—	159,002
Selling, general and administrative expenses	4,655	6,865	4,298	—	15,818
Other operating income, net	—	(80)	(37)	—	(117)

Operating (loss) income	(4,655)	25,667	6,936	—	27,948

Foreign currency exchange (gain) loss	—	(11)	334	—	323
Interest expense (income), net	2,304	(5)	(42)	—	2,257
Intercompany interest (income) expense	—	(730)	730	—	—

(Loss) income from operations before income taxes	(6,959)	26,413	5,914	—	25,368
Provision for income taxes	(2,952)	11,204	1,262	—	9,514
Equity in income of subsidiaries	19,861	3,625	—	(23,486)	—

Net income	$15,854	$18,834	$4,652	$(23,486)	$15,854

	First Quarter 2010
(in thousands)		Guarantor	Non-guarantor	Consolidating
(unaudited)	Parent	subsidiaries	subsidiaries	entries	Consolidated

Revenues	$—	$113,703	$47,095	—	$160,798

Cost of revenues	—	94,462	39,056	—	133,518
Selling, general and administrative expenses	4,107	6,183	4,123	—	14,413
Other (income) expense, net	(11)	(961)	130	—	(842)

Operating (loss) income	(4,096)	14,019	3,786	—	13,709

Foreign currency exchange loss (gain)	—	19	(630)	—	(611)
Interest expense (income), net	2,079	(9)	78	—	2,148
Intercompany interest (income) expense	—	(709)	709	—	—

(Loss) income from operations before income	(6,175)	14,718	3,629	—	12,172
Provision for income taxes	(2,735)	6,482	643	—	4,390
Equity in income of subsidiaries	11,222	1,938	—	(13,160)	—

Net income	$7,782	$10,174	$2,986	$(13,160)	$7,782

Condensed Consolidated Statements of Cash Flows

	First Quarter 2011
(in thousands)		Guarantor	Non-guarantor
(unaudited)	Parent	subsidiaries	subsidiaries	Consolidated

Net cash (used in) provided by operating activitites	$(4,752)	$19,816	$2,833	$17,897

Net cash used in investing activities	(2,142)	(2,575)	(1,405)	(6,122)

Borrowings on lines of credit	—	—	1,193	1,193
Payments on lines of credit	—	—	(2,332)	(2,332)
Other borrowings	—	—	9	9
Inter-company borrowings (repayments)	19,660	(22,034)	2,374	—
Other financing activities	(8)	—	—	(8)

Net cash (used in) provided by financing activities	19,652	(22,034)	1,244	(1,138)

Effect of exchange rate changes on cash	—	—	1,719	1,719

Net increase (decrease) in cash	12,758	(4,793)	4,391	12,356
Cash at the beginning of the period	68,128	(4,290)	19,172	83,010

Cash at the end of the period	$80,886	$(9,083)	$23,563	$95,366

	First Quarter 2010
(in thousands)		Guarantor	Non-guarantor
(unaudited)	Parent	subsidiaries	subsidiaries	Consolidated

Net cash (used in) provided by operating activitites	$(3,054)	$7,684	$(6,999)	$(2,369)

Net cash used in investing activities	(20)	(722)	(1,239)	(1,981)

Borrowings on lines of credit	36,000	—	9,409	45,409
Payments on lines of credit	(31,000)	—	(8,564)	(39,564)
Inter-company (repayments) borrowings	(1,810)	(6,880)	8,690	—
Other financing activities	(38)	(82)	(104)	(224)

New cash provided by (used in) financing activities	3,152	(6,962)	9,431	5,621

Effect of exchange rate changes on cash	—	—	(539)	(539)

Net increase in cash	78	—	654	732
Cash at the beginning of the period	162	—	11,372	11,534

Cash at the end of the period	$240	$—	$12,026	$12,266

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2010. Our first quarter represents the three month period ended March 31.
Overview
We are a diversified oil and gas industry supplier with three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services. We provide these products and services primarily to the oil and gas exploration (“E&P”) industry domestically in the U.S. Gulf Coast, West Texas, Oklahoma, East Texas, North Louisiana, Rocky Mountains and Northeast regions, as well as internationally in certain areas of Europe, North Africa, Brazil, Canada and Mexico. Further, we established a presence outside the E&P sector, particularly in Mats and Integrated Services, where we are marketing to utilities, municipalities and government sectors. Our North American operations generated 77% of total reported revenues for the first quarter 2011, and our consolidated revenues by segment are as follows:

	First Quarter
(In thousands)	2011 Revenues	%

Fluids systems and engineering	$170,467	84%
Mats and integrated services	23,063	11%
Environmental services	9,121	5%

Total revenues	$202,651	100%

Our operating results depend, to a large extent, on oil and gas drilling activity levels in the markets we serve, as well as the depth of drilling, which governs the revenue potential of each well. The drilling activity in turn, depends on oil and gas commodity pricing, inventory levels and demand, and more recently, regulatory actions affecting operations in the Gulf of Mexico.
Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the first quarter of 2011, as compared to the first quarter of 2010 is as follows:

	First Quarter		2011 vs 2010
	2011	2010	Count	%

U.S. Rig Count	1,716	1,333	383	29%
Canadian Rig Count	587	449	138	31%

North America	2,303	1,782	521	29%

Source: Baker Hughes Incorporated
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

In April 2011, we completed the acquisition of the drilling fluids and engineering services business from Rheochem PLC, a publicly-traded Australian-based oil and gas company. The acquired business provides drilling fluids and related engineering services to the oil and gas exploration and geothermal industries with operations in Australia, New Zealand and India. Total cash paid at closing was AUD$24.0 million ($25.4 million), and total consideration is subject to typical adjustments for working capital conveyed at closing. Additional consideration may be payable based on financial results of the acquired business over a one-year earnout period, up to a maximum total consideration of AUD$45 million. In the most recently completed fiscal year ended June 30, 2010, Rheochem PLC’s drilling fluid services segment reported revenues of AUD$20.3 million.
First Quarter of 2011 Compared to First Quarter of 2010
Results of Operations
Summarized results of operations for the first quarter of 2011 compared to the first quarter of 2010 are as follows:

	First Quarter		2011 vs 2010
(In thousands)	2011	2010	$	%

Revenues	$202,651	$160,798	$41,853	26%
Cost of revenues	159,002	133,518	25,484	19%
Selling, general and administrative expenses	15,818	14,413	1,405	10%
Other operating income, net	(117)	(842)	725	(86)%

Operating income	27,948	13,709	14,239	104%

Foreign currency exchange loss (gain)	323	(611)	934	NM
Interest expense, net	2,257	2,148	109	5%

Income from operations before income taxes	25,368	12,172	13,196	108%
Provision for income taxes	9,514	4,390	5,124	117%

Net income	$15,854	$7,782	$8,072	104%

NM — not meaningful
Revenues
Revenues increased 26% to $202.7 million in the first quarter of 2011, compared to $160.8 million in the first quarter of 2010. This $41.9 million improvement includes a $32.5 million (26%) increase in revenues in North America, largely driven by the 29% improvement in the U.S. rig count. Revenues from our international operations increased by $9.3 million (25%) reflecting continued growth in Brazil along with improvements in our Eastern Europe operations. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 19% to $159.0 million in the first quarter of 2011, as compared to $133.5 million in the first quarter of 2010. The increase is primarily driven by the 26% increase in revenues. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $1.4 million to $15.8 million in the first quarter of 2011 from $14.4 million for the first quarter of 2010. The increase is primarily attributable to higher costs associated with the increase in revenues, along with $0.4 million of legal and related costs associated with the April 2011 acquisition of Rheochem.

Foreign currency exchange
Foreign currency exchange primarily reflects the impact of currency translations on assets and liabilities held in our foreign operations that are denominated in currencies other than functional currencies. Our foreign operations have a portion of their cash and accounts receivable that are denominated in U.S. dollars. During the first quarter of 2011, foreign currency exchange was unfavorably impacted by the weakening U.S. dollar as compared to other currencies in our foreign operations, while the first quarter of 2010 benefitted from the strengthening U.S. dollar as compared to such currencies.
Interest expense, net
Interest expense totaled $2.3 million for the first quarter of 2011, reflecting a 5% increase from $2.1 million for the first quarter of 2010. The increase in interest expense is due to increased debt levels following the October 2010 issuance of $172.5 million in convertible senior notes, bearing interest at 4.0% (“Senior Notes”). Following the Senior Notes offering, total debt at March 31, 2011 was $173.4 million, reflecting a 35% increase from the $128.3 million of total debt outstanding at March 31, 2010. The impact of the increased debt balance is largely offset by lower interest rates, as the 4.0% rate on the Senior Notes is down from the 5.4% weighted average borrowing rate at March 31, 2010.
Provision for income taxes
The provision for income taxes for the 1st quarter of 2011 was $9.5 million of expense, reflecting an effective tax rate of 37.5%, compared to $4.4 million in the first quarter of 2010 with an effective tax rate of 36.1%.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter		2011 vs 2010
(In thousands)	2011	2010	$	%

Revenues
Fluids systems and engineering	$170,467	$136,310	$34,157	25%
Mats and integrated services	23,063	13,620	9,443	69%
Environmental services	9,121	10,868	(1,747)	(16)%

Total revenues	$202,651	$160,798	$41,853	26%

Operating income (loss)
Fluids systems and engineering	$19,199	$12,414	$6,785
Mats and integrated services	11,784	2,714	9,070
Environmental services	1,620	2,679	(1,059)
Corporate office	(4,655)	(4,098)	(557)

Operating income	$27,948	$13,709	$14,239

Segment operating margin
Fluids systems and engineering	11.3%	9.1%
Mats and integrated services	51.1%	19.9%
Environmental services	17.8%	24.7%

Fluids Systems and Engineering
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2011 vs 2010
(In thousands)	2011	2010	$	%

United States	$112,721	$90,173	$22,548	25%
Canada	10,804	8,722	2,082	24%

Total North America	123,525	98,895	24,630	25%
Mediterranean	27,068	22,277	4,791	22%
Brazil	19,874	15,138	4,736	31%

Total	$170,467	$136,310	$34,157	25%

North America revenues increased 25% to $123.5 million for the first quarter of 2011, as compared to $98.9 million for the first quarter of 2010, largely attributable to the 29% increase in the U.S. rig count. Revenues from all U.S. operating regions improved from the first quarter of 2010, with the exception of East Texas and the Louisiana Gulf Coast, both of which experienced lower drilling activity in the first quarter of 2011.
Internationally, revenues were up 25% to $46.9 million for the first quarter of 2011, as compared to $37.4 million for the first quarter of 2010. This increase includes a $6.3 million improvement from our Eastern Europe operations, as the first quarter of 2010 was negatively impacted by unusually cold weather. The remainder of the Mediterranean region was down, $1.5 million, due in part to the impact of political and social unrest in Tunisia and Libya. Brazil revenues increased $4.7 million due to the continued ramp-up of activity in this market.
Operating Income
Operating income for this segment was $19.2 million reflecting an operating margin of 11.3%, in the first quarter of 2011, compared to $12.4 million, and a 9.1% operating margin in the first quarter of 2010. Of this $6.8 million improvement, our North American operating income increased $3.6 million on a $24.6 million increase in revenues, reflecting a 15% incremental margin. The lower than typical incremental margin is the result of a greater mix of low margin products in the first quarter of 2011, as compared to the first quarter of 2010. Our product mix typically fluctuates from period to period based on the specific customer activities and needs in the period. Our international operations generated a $3.2 million increase in operating income on a $9.5 million increase in revenues, reflecting a 33% incremental margin.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2011 vs 2010
(In thousands)	2011	2010	$	%

Mat rental and integrated services	$15,672	$7,730	$7,942	103%
Mat sales	7,391	5,890	1,501	25%

Total	$23,063	$13,620	$9,443	69%

Mat rental and integrated services revenues increased $7.9 million, including a $9.4 million increase in the Northeast U.S. region, partially offset by declines in rental and service revenues in the Gulf Coast locations, as we have re-deployed our rental mat fleet assets to higher demand areas, including the Northeast U.S. region. Mat sales also increased $1.5 million, due to increasing demand for these products from the E&P industry. Our mat manufacturing facility is currently operating at full production capacity, which may limit our growth in the near-term. We are planning to make capital investments in the facility during 2011 to increase capacity, in order to meet customer demand.

Operating Income
Segment operating income increased by $9.1 million on the $9.4 million increase in revenues, reflecting an incremental margin of 96%. The high incremental margin is primarily attributable to the higher mix of mat rental activity. Incremental margins on mat rentals are stronger than mat sales or service activities, due to the fixed nature of operating expenses, including depreciation expense on our rental mat fleet.
Environmental Services
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2011 vs 2010
(In thousands)	2011	2010	$	%

E&P waste	$6,354	$8,573	$(2,219)	(26)%
NORM and industrial waste	2,767	2,295	472	21%

Total	$9,121	$10,868	$(1,747)	(16)%

Environmental services revenues declined 16% to $9.1 million in the first quarter of 2011, as compared to the first quarter of 2010. Substantially all of the decline is attributable to lower E&P waste from offshore Gulf of Mexico, reflecting the impact of U.S. government restrictions on drilling activity in the Gulf of Mexico.
Operating Income
Operating income for this segment decreased by $1.1 million in the first quarter of 2011, compared to the first quarter of 2010, on a $1.7 million decline in revenues, reflecting an incremental margin of 61%. The high incremental impact to operating income from the decline in revenues is due to the fixed nature of the majority of our operating expenses in this segment, including the operating costs and depreciation expense associated with our environmental disposal facilities.
Liquidity and Capital Resources
Net cash provided by operating activities during the first quarter of 2011 totaled $17.9 million. Net income adjusted for non-cash items provided $30.8 million of cash during the period, while changes in operating assets and liabilities used $12.9 million of cash, including a $9.6 million reduction of accrued liabilities following the March 2011 payment of 2010 performance incentives and a $3.9 million reduction in accounts payable.
Net cash used in investing activities during the first quarter of 2011 was $6.1 million, consisting primarily of capital expenditures. Net cash used in financing activities during the first quarter of 2011 was $1.1 million, primarily reflecting net payments on our foreign credit facilities during the period.
We anticipate that our working capital requirements for our operations will fluctuate with our sales activity in the near term. Further, we expect total 2011 capital expenditures to range between $30 million to $40 million in addition to the investment required for the Rheochem acquisition. We expect our $95.4 million of cash on-hand at March 31, 2011, along with cash generated by operations and availability under our existing credit agreement to be adequate to fund our anticipated capital needs.

Our capitalization is as follows:

	March 31,	December 31,
(In thousands)	2011	2010

Senior Notes	$172,500	$172,500
Foreign bank lines of credit	242	1,458
Other	613	635

Total	173,355	174,593
Stockholder’s equity	439,340	417,347

Total capitalization	$612,695	$591,940

Total debt to capitalization	28.3%	29.5%

In addition to the borrowings noted above, we have a $150.0 revolving credit facility (“Facility”) which expires in December 2012, under which there are currently no borrowings outstanding. Under the terms of the Facility, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 400 to 750 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 300 to 650 basis points. The applicable margin on LIBOR borrowings at March 31, 2011 was 400 basis points. In addition, we are required to pay a commitment fee on the unused portion of the Facility of 50 basis points. As of March 31, 2011, we had $3.3 million of letters of credit issued under this Facility, leaving $146.7 million available for borrowing. The Facility contains certain financial covenants including a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, and a maximum funded debt-to-capitalization ratio. We were in compliance with these covenants as of March 31, 2011, and expect to remain in compliance through March 31, 2012.
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
For additional discussion of our critical accounting estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010. Our critical accounting policies have not changed materially since December 31, 2010.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
At March 31, 2011, we had total debt outstanding of $173.4 million, including $172.5 million of borrowings under our Senior Notes, bearing interest at a fixed rate of 4.0% and $0.9 million of other borrowings, which bear interest at variable rates. Due to the limited borrowing currently outstanding under variable rate agreements, interest rate risk is minimal.
Foreign Currency
In addition to the April 2011 acquisition in Australia, our principal foreign operations are conducted in certain areas of Europe and North Africa, Brazil, Canada, U.K. and Mexico. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate which include European euros, Canadian dollars and Brazilian reais. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments.

ITEM 4.	Controls and Procedures Evaluation of disclosure controls and procedures
Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2011, the end of the period covered by this quarterly report.
Changes in internal control over financial reporting
There has been no change in internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings
The information set forth in the legal proceedings section of “Note 5, Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

ITEM 1A.	Risk Factors
There have been no material changes during the period ended March 31, 2011 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended March 31, 2011:

				Total Number of	Maximum Approximate Dollar
				Shares Purchased as Part	Value of Shares that May Yet
	Total Number of		Average Price	of Publicly Announced	be Purchased Under
Period	Shares Purchased		per Share	Plans or Programs	the Plans or Programs
January 1 - 31, 2011	—		—	—	$9.9 million
February 1 - 28, 2011	—		—	—	$9.9 million
March 1 - 31, 2011	12,422	(1)	$7.65	—	$9.9 million

Total	12,422		$7.65	—

(1)	The shares purchased represent shares surrendered in lieu of taxes under vesting of restricted stock awards.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	[Removed and Reserved]

ITEM 5.	Other Information
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. We do not believe that certain operations of our subsidiary, Excalibar Minerals LLC (“Excalibar”), are subject to the jurisdiction of the Mine Safety and Health Administration (“MSHA”) and we previously filed an action with MSHA requesting a transfer of regulatory jurisdiction for the operations of Excalibar to the Occupational Safety and Health Administration (“OSHA”). Our request to transfer regulatory jurisdiction for these operations from MSHA to OSHA has been denied. As a result, the four specialized barite and calcium carbonate grinding facilities operated by Excalibar and a gravel excavation facility formerly operated by the Mats and Integrated Services business were subject to the regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). As required by the reporting requirements regarding mine safety included in the Dodd-Frank Act, Exhibit 99.1 includes the information for the three months ended March 31, 2011 for each of the specialized facilities operated by our subsidiaries.

ITEM 6.	Exhibits

10.1	Share Sale and Purchase Agreement with Rheochem Plc.

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reporting requirements under the Mine Safety and Health Administration.

NEWPARK RESOURCES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 29, 2011

NEWPARK RESOURCES, INC.
By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James E. Braun
James E. Braun, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek, Vice President, Controller and
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Share Sale and Purchase Agreement with Rheochem Plc.

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reporting requirements under the Mine Safety and Health Administration.