Form 10-Q
period 2011-06-30
NEWPARK RESOURCES INC
filed 2011-07-29
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 20, 2011, a total of 91,103,751 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011
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

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2011	2010

ASSETS
Cash and cash equivalents	$64,304	$83,010
Receivables, net	235,479	196,799
Inventories	134,238	123,028
Deferred tax asset	19,074	27,654
Prepaid expenses and other current assets	16,911	10,036

Total current assets	470,006	440,527

Property, plant and equipment, net	228,880	212,655
Goodwill	76,874	62,307
Other intangible assets, net	21,042	13,072
Other assets	8,231	8,781

Total assets	$805,033	$737,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$1,067	$1,606
Accounts payable	74,563	66,316
Accrued liabilities	52,757	43,234

Total current liabilities	128,387	111,156

Long-term debt, less current portion	172,987	172,987
Deferred tax liability	35,336	31,549
Other noncurrent liabilities	5,356	4,303

Total liabilities	342,066	319,995

Commitments and contingencies (Note 7)

Common stock, $0.01 par value, 200,000,000 shares authorized 93,902,191 and 93,143,102 shares issued, respectively	939	931
Paid-in capital	472,487	468,503
Accumulated other comprehensive income	15,582	8,581
Retained deficit	(9,900)	(45,034)
Treasury stock, at cost; 2,818,350 and 2,766,912 shares, respectively	(16,141)	(15,634)

Total stockholders’ equity	462,967	417,347

Total liabilities and stockholders’ equity	$805,033	$737,342

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2011	2010	2011	2010

Revenues	$230,822	$181,352	$433,473	$342,150

Cost of revenues	178,911	145,299	337,913	278,817
Selling, general and administrative expenses	21,150	16,360	36,968	30,773
Other operating income, net	(835)	(203)	(952)	(1,045)

Operating income	31,596	19,896	59,544	33,605

Foreign currency exchange gain	(468)	(1,213)	(145)	(1,824)
Interest expense, net	2,100	2,228	4,357	4,376

Income from operations before income taxes	29,964	18,881	55,332	31,053
Provision for income taxes	10,684	8,041	20,198	12,431

Net income	$19,280	$10,840	$35,134	$18,622

Income per common share — basic	$0.21	$0.12	$0.39	$0.21
Income per common share — diluted	$0.19	$0.12	$0.35	$0.21
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010

Net income	$19,280	$10,840	$35,134	$18,622

Changes in fair value of interest rate swap, net of tax	—	49	—	39
Foreign currency translation adjustments	1,903	(5,985)	7,001	(8,367)

Comprehensive income	$21,183	$4,904	$42,135	$10,294

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$35,134	$18,622
Adjustments to reconcile net income to net cash provided by (used in) operations:
Non-cash impairment charges	—	150
Depreciation and amortization	13,575	13,298
Stock-based compensation expense	2,065	1,930
Provision for deferred income taxes	9,997	9,402
Net provision for doubtful accounts	699	542
Gain on sale of assets	(117)	(189)
Change in assets and liabilities:
Increase in receivables	(32,334)	(54,167)
Increase in inventories	(1,981)	(4,132)
Increase in other assets	(5,729)	(558)
Increase in accounts payable	5,091	15,742
(Decrease) increase in accrued liabilities and other	(5,273)	7,162

Net cash provided by operating activities	21,127	7,802

Cash flows from investing activities:
Capital expenditures	(16,842)	(5,995)
Business acquisition, net of cash acquired	(25,601)	—
Proceeds from sale of property, plant and equipment	280	1,318

Net cash used in investing activities	(42,163)	(4,677)

Cash flows from financing activities:
Borrowings on lines of credit	2,256	99,027
Payments on lines of credit	(2,629)	(100,782)
Proceeds from employee stock plans	1,543	902
Purchase of treasury stock	(598)	(153)
Other financing activities	(22)	(305)

Net cash provided by (used in) financing activities	550	(1,311)

Effect of exchange rate changes on cash	1,780	(1,135)

Net (decrease) increase in cash and cash equivalents	(18,706)	679
Cash and cash equivalents at beginning of period	83,010	11,534

Cash and cash equivalents at end of period	$64,304	$12,213

Cash paid for:
Income taxes (net of refunds)	$11,380	$4,249
Interest	$3,602	$4,474
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Our fiscal year end is December 31, our second quarter represents the three month period ended June 30 and our first half represents the six month period ending June 30. The results of operations for the second quarter and first half of 2011 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2011, the results of our operations for the second quarter and first half of 2011 and 2010, and our cash flows for the first half of 2011 and 2010. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2010 is derived from the audited consolidated financial statements at that date.
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
In June 2011, the FASB issued updated guidance, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company’s current practice for presenting comprehensive income is consistent with the updated guidance.
Note 2 — Earnings per Share
The following table presents the reconciliation of the numerator and denominator for calculating earnings per share:

	Second Quarter		First Half
(In thousands, except per share data)	2011	2010	2011	2010
Basic EPS:
Net income	$19,280	$10,840	$35,134	$18,622

Weighted average number of common shares outstanding	89,791	88,818	89,707	88,737

Basic income per common share	$0.21	$0.12	$0.39	$0.21

Diluted EPS:
Net income	$19,280	$10,840	$35,134	$18,622
Assumed conversion of Senior Notes	1,241	—	2,438	—

Adjusted net income	$20,521	$10,840	$37,572	$18,622

Weighted average number of common shares outstanding-basic	89,791	88,818	89,707	88,737
Add: Dilutive effect of stock options and restricted stock awards	1,061	574	739	342
Dilutive effect of Senior Notes	15,682	—	15,682	—

Diluted weighted average number of common shares outstanding	106,534	89,392	106,128	89,079

Diluted income per common share	$0.19	$0.12	$0.35	$0.21

Stock options and warrants excluded from calculation of diluted earnings per share because anti-dilutive for the period	2,536	3,952	3,731	4,641

Weighted average dilutive stock options and restricted stock outstanding totaled approximately 4.2 million and 3.2 million shares, for the second quarter of 2011 and 2010, respectively, and 3.2 million and 2.6 million shares for the first half of 2011 and 2010, respectively. The resulting net effect of stock options and restricted stock were used in calculating diluted earnings per share for the period.
In June 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our common stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. As of June 30, 2011, the Series B Warrant, as adjusted for anti-dilution provisions, remains outstanding and provides for the right to purchase up to approximately 2.1 million shares of our common stock at an exercise price of $8.97, and expires in February 2012.

Note 3 — Stock-Based Compensation
During the second quarter of 2011, the Compensation Committee of our Board of Directors approved equity-based compensation to executive officers and other key employees. These awards included a grant of 484,586 time-vesting shares of stock, which vest equally over a three-year period. The fair value on the date of grant for these awards was $9.13 per share. Non-employee directors received shares of restricted stock totaling 68,455 shares, which will vest in full on the first anniversary of the grant date.
Additionally, 725,643 stock options were granted to executive officers and other key employees at an exercise price of $9.13, which provide for equal vesting over a three-year period with a term of ten years. The estimated fair value of the stock options on the grant date using the Black-Scholes option-pricing model was $5.00. The assumptions used in the Black-Scholes model included a risk free interest rate of 1.59%, expected life of 5.22 years and expected volatility of 63.1%.
Note 4 — Acquisition
In April 2011, we completed the acquisition of the drilling fluids and engineering services business from Rheochem PLC, a publicly-traded Australian-based oil and gas company. The acquired business provides drilling fluids and related engineering services to the oil and gas exploration and geothermal industries with operations in Australia, New Zealand and India. Total cash paid at closing was AUD$24.5 million ($25.9 million), subject to a post-closing adjustment for working capital conveyed at closing. Additional consideration may also be payable based on financial results of the acquired business over a one year earn-out period, up to a maximum total consideration of AUD$45 million (approximately $48 million at the current exchange rate).
The transaction has been accounted for using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The excess of the total consideration, including projected additional consideration, was recorded as goodwill and includes the value of the access to markets in Asia Pacific and an assembled workforce. While the initial purchase price allocation has been completed, the allocation of the purchase price is subject to change for a period of one year following the acquisition. The following table summarizes the amounts recognized for assets acquired and liabilities assumed.

(In thousands)

Cash and cash equivalents	$315
Receivables	3,316
Inventories	7,166
Prepaid expenses and other current assets	773
Property, plant and equipment, net	9,465
Goodwill	13,699
Customer relationships (18 year life)	8,533
Tradename (5 year life)	620
Other assets	510

Total assets acquired	$44,397

Accounts payable	$717
Accrued liabilities	14,673
Deferred tax liability	2,820
Other noncurrent liabilities	271

Total liabilities assumed	$18,481

Total cash conveyed at closing	$25,916

The accrued liabilities balance above includes $13.0 million reflecting anticipated payments to the seller under the terms of the agreement for working capital conveyed at closing and the anticipated additional consideration pursuant to the one year earn-out.
Our operating results include $0.6 million and $1.0 million of acquisition-related costs in the second quarter and first half of 2011, respectively. Proforma results of operation for the acquired business have not been presented as the effect of this acquisition is not material to our consolidated financial statements.
Note 5 — Receivables and Inventories
Receivables — Receivables consist of the following:

	June 30,	December 31,
(In thousands)	2011	2010

Gross trade receivables	$228,878	$193,349
Allowance for doubtful accounts	(6,534)	(5,839)
Net trade receivables	222,344	187,510

Other receivables	13,135	9,289

Total receivables, net	$235,479	$196,799

Inventories — Our inventories include $133.1 million and $122.5 million of raw materials and components for our drilling fluids systems at June 30, 2011 and December 31, 2010, respectively. The remaining balance consists primarily of composite mat finished goods.
Note 6 — Financing Arrangements and Fair Value of Financial Instruments
Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $150.0 million revolving credit facility, of which no borrowings were outstanding at June 30, 2011. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes prior to their maturity date.
Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at June 30, 2011 and December 31, 2010. The estimated fair value of our Senior Notes is $201.8 million at June 30, 2011 and $157.0 million at December 31, 2010, based on quoted market prices at these respective dates.
Note 7 — Commitments and Contingencies
In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. In the opinion of management, any liability in these matters should not have a material effect on our consolidated financial statements.

Note 8 — Segment Data
Summarized operating results for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter		First Half
(In thousands)	2011	2010	2011	2010
Revenues
Fluids systems and engineering	$191,205	$150,534	$361,672	$286,844
Mats and integrated services	27,793	16,981	50,856	30,601
Environmental services	11,824	13,837	20,945	24,705

Total revenues	$230,822	$181,352	$433,473	$342,150

Operating income (loss)
Fluids systems and engineering	$20,792	$15,164	$39,991	$27,578
Mats and integrated services	14,730	5,036	26,514	7,750	(1)
Environmental services	2,980	4,224	4,600	6,903
Corporate office	(6,906)	(4,528)	(11,561)	(8,626)

Operating income	$31,596	$19,896	$59,544	$33,605

(1)	Includes $0.9 million of other income reflecting proceeds from insurance claims related to Hurricane Ike in 2008.

Total assets by reportable segment as of June 30, 2011 and December 31, 2010 are as follows:

	June 30,		December 31,
(In thousands)	2011		2010

Fluids systems and engineering	$563,830	(2)	$476,677
Mats and integrated services	81,758		79,957
Environmental services	69,175		69,058
Corporate office	90,270		111,650

Total assets	$805,033		$737,342

(2)	Includes $44.4 million in assets acquired in the April 2011 acquisition. See “Note 4 — Acquisition” for additional details.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2010. Our second quarter represents the three month period ended June 30, and our first haft represents the six month period ended June 30. Unless otherwise stated, all currency amounts are stated in U.S. dollars.
Overview
We are a diversified oil and gas industry supplier with three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services. We provide these products and services primarily to the oil and gas exploration (“E&P”) industry domestically in the U.S. Gulf Coast, West Texas, Oklahoma, East Texas, North Louisiana, Rocky Mountains and Northeast regions, as well as internationally in certain areas of Europe, North Africa, Brazil, Canada and following our April 2011 acquisition (as described below), in the Asia Pacific region. Further, we established a presence outside the E&P sector, particularly in Mats and Integrated Services, where we are marketing to utilities, municipalities and government sectors. Our North American operations generated 77% of total reported revenues for the first half 2011, and our consolidated revenues by segment are as follows:

	First Half
(In thousands)	2011 Revenues	%

Fluids systems and engineering	$361,672	83%
Mats and integrated services	50,856	12%
Environmental services	20,945	5%

Total revenues	$433,473	100%

In North America, we have continued the introduction of EvolutionTM, our high performance water-based drilling fluid system launched in 2010, which we believe provides superior performance and environmental benefits to our customers, as compared to traditional fluids systems used in the industry. After the initial introduction into the Haynesville shale last year, the system is now being used by customers in several major North American drilling basins. Revenues from wells using the Evolution system were $18 million in the second quarter of 2011 and $27 million in the first half of 2011.
In April 2011, we completed the acquisition of the drilling fluids and engineering services business from Rheochem PLC, a publicly-traded Australian-based oil and gas company. The acquired business provides drilling fluids and related engineering services with operations in Australia, New Zealand and India. Total cash paid at closing was AUD$24.0 million ($25.4 million), subject to a post-closing adjustment for working capital conveyed at closing. Additional consideration may also be payable based on financial results of the acquired business over a one-year earn-out period, up to a maximum total consideration of AUD$45 million (approximately $48 million at the current exchange rate). Following the April 2011 acquisition, this business generated $6.6 million of revenues during the second quarter of 2011.
Our operating results depend, to a large extent, on oil and gas drilling activity levels in the markets we serve, as well as the depth of drilling, which governs the revenue potential of each well. The drilling activity in turn, depends on oil and gas commodity pricing, inventory levels and demand, and more recently, regulatory actions affecting operations in the Gulf of Mexico.

Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the second quarter and first half of 2011, as compared to the comparable period of 2010 is as follows:

	Second Quarter		2011 vs 2010
	2011	2010	Count	%

U.S. Rig Count	1,826	1,506	320	21%
Canadian Rig Count	187	163	24	15%

North America	2,013	1,669	344	21%

	First Half		2011 vs 2010
	2011	2010	Count	%

U.S. Rig Count	1,774	1,419	355	25%
Canadian Rig Count	379	306	73	24%

North America	2,153	1,725	428	25%

Source:	Baker Hughes Incorporated
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
Second Quarter of 2011 Compared to Second Quarter of 2010
Results of Operations
Summarized results of operations for the second quarter of 2011 compared to the second quarter of 2010 are as follows:

	Second Quarter		2011 vs 2010
(In thousands)	2011	2010	$	%
Revenues	$230,822	$181,352	$49,470	27%

Cost of revenues	178,911	145,299	33,612	23%
Selling, general and administrative expenses	21,150	16,360	4,790	29%
Other operating income, net	(835)	(203)	(632)	311%

Operating income	31,596	19,896	11,700	59%

Foreign currency exchange gain	(468)	(1,213)	745	(61%)
Interest expense, net	2,100	2,228	(128)	(6%)

Income from operations before income taxes	29,964	18,881	11,083	59%
Provision for income taxes	10,684	8,041	2,643	33%

Net income	$19,280	$10,840	$8,440	78%

Revenues
Revenues increased 27% to $230.8 million in the second quarter of 2011, compared to $181.4 million in the second quarter of 2010. This $49.5 million improvement includes a $40.5 million (29%) increase in revenues in North America, largely driven by the 21% improvement in the U.S. rig count. Revenues from our international operations increased by $9.0 million (21%), attributable to revenues generated in our Asia Pacific region, following the April 2011 acquisition described above. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 23% to $178.9 million in the second quarter of 2011, as compared to $145.3 million in the second quarter of 2010. The increase is primarily driven by the 27% increase in revenues. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $4.8 million to $21.2 million in the second quarter of 2011 from $16.4 million for the second quarter of 2010. The increase includes a $1.8 million increase in performance-based employee incentive compensation. In addition, the second quarter of 2011 includes $1.1 million of costs associated with strategic planning projects, $0.6 million of transaction related expenses associated with the April 2011 acquisition described above, and $0.7 million of expenses incurred within the acquired business subsequent to the acquisition.
Foreign currency exchange
Foreign currency exchange primarily reflects the impact of currency translations on assets and liabilities held in our foreign operations that are denominated in currencies other than functional currencies. Our foreign operations have a portion of their cash and accounts receivable that are denominated in U.S. dollars. During the second quarter of 2011 and 2010, our foreign currency exchange transactions were favorably impacted by the weakening U.S. dollar as compared to other currencies in our foreign operations.
Provision for income taxes
The provision for income taxes for the second quarter of 2011 was $10.7 million, reflecting an effective tax rate of 35.7%, compared to $8.0 million in the second quarter of 2010, reflecting an effective tax rate of 42.6%. The high effective tax rate in the second quarter of 2010 was due to losses generated in Brazil for which the recording of a tax benefit was not permitted.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter		2011 vs 2010
(In thousands)	2011	2010	$	%

Revenues
Fluids systems and engineering	$191,205	$150,534	$40,671	27%
Mats and integrated services	27,793	16,981	10,812	64%
Environmental services	11,824	13,837	(2,013)	(15%)

Total revenues	$230,822	$181,352	$49,470	27%

Operating income (loss)
Fluids systems and engineering	$20,792	$15,164	$5,628
Mats and integrated services	14,730	5,036	9,694
Environmental services	2,980	4,224	(1,244)
Corporate office	(6,906)	(4,528)	(2,378)

Operating income	$31,596	$19,896	$11,700

Segment operating margin
Fluids systems and engineering	10.9%	10.1%
Mats and integrated services	53.0%	29.7%
Environmental services	25.2%	30.5%
Fluids Systems and Engineering
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2011 vs 2010
(In thousands)	2011	2010	$	%

United States	$137,147	$106,804	$30,343	28%
Canada	3,653	2,374	1,279	54%

Total North America	140,800	109,178	31,622	29%
Mediterranean	26,202	30,160	(3,958)	(13%)
Brazil	17,609	11,196	6,413	57%
Asia Pacific	6,594	—	6,594	—

Total	$191,205	$150,534	$40,671	27%

North America revenues increased 29% to $140.8 million for the second quarter of 2011, as compared to $109.2 million for the second quarter of 2010, largely attributable to the 21% increase in the North America rig count. Revenues from all U.S. operating regions improved from the second quarter of 2010, with the exception of East Texas and the Louisiana Gulf Coast, both of which experienced lower drilling activity in the second quarter of 2011.
Internationally, revenues were up 22% to $50.4 million for the second quarter of 2011, as compared to $41.4 million for the second quarter of 2010. This increase includes $6.6 million of revenues from our Asia Pacific region following the April 2011 acquisition described above, along with a $6.4 million increase in Brazil, primarily attributable to the continued ramp-up of activity under our long-term contract with Petrobras. Mediterranean revenues were down $4.0 million, including a $3.3 million decline in Tunisia due to a reduction in customer activity, and a $4.7 million decline in Libya, as operations have ceased in this country. These declines were partially offset by improvements in other markets, including a $3.0 million increase in Eastern Europe.

Operating Income
Operating income for this segment was $20.8 million, reflecting an operating margin of 10.9%, in the second quarter of 2011, compared to $15.2 million, and a 10.1% operating margin in the second quarter of 2010. Of this $5.6 million improvement, our North American operating income increased $4.4 million on a $31.6 million increase in revenues, reflecting a 14% incremental margin. Compared to historical experience, the low incremental margin is the result of a greater mix of low margin products in the second quarter of 2011, as compared to the second quarter of 2010. Our product mix typically fluctuates from period to period based on the specific customer activities and needs in the period. In addition, performance-based employee incentive compensation was $1.4 million higher in the second quarter of 2011, due to the improving performance of the business segment in 2011.
Our international operations generated a $1.3 million increase in operating income on a $9.0 million increase in revenues, reflecting a 14% incremental margin. The low incremental margin is due partially to the acquisition of our Asia Pacific business unit in the second quarter of 2011, which generated $0.9 million of operating income in the second quarter. In addition, the second quarter of 2011 was negatively impacted by a $0.8 million provision for an allowance of a customer receivable in North Africa.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2011 vs 2010
(In thousands)	2011	2010	$	%

Mat rental and integrated services	$18,574	$10,612	$7,962	75%
Mat sales	9,219	6,369	2,850	45%

Total	$27,793	$16,981	$10,812	64%

Mat rental and integrated services revenues increased $8.0 million, including a $7.0 million increase in the Northeast U.S., resulting from increased customer demand in this region, along with a $0.7 million increase in the Gulf Coast region. Mat sales also increased $2.9 million, due to increasing demand for these products from the E&P industry.
During the second quarter of 2011, our rental mat fleet deployed in the Northeast U.S. region was near full utilization. In July 2011, our largest customer in this region informed us that they intend to reduce the number of mats utilized on their drilling sites by approximately 70%. As a result, while we work to redeploy these mats to other customers and regions, we expect mat rental revenues to decline approximately $6 million to $7 million in the third quarter of 2011, as compared to the second quarter levels.
Operating Income
Segment operating income increased by $9.7 million on the $10.8 million increase in revenues, reflecting an incremental margin of 90%. The high incremental margin is primarily attributable to the higher mix of mat rental activity relative to mat sales. Incremental margins on mat rentals are stronger than mat sales or service activities due to the fixed nature of operating expenses, including depreciation expense on our rental mat fleet. In addition, transportation expenses decreased $0.7 million in the second quarter of 2011, as the second quarter of 2010 included costs to re-deploy rental mats to the Northeast U.S. region from our Gulf Coast locations in order to meet customer demand.
As noted above, we expect rental revenues to decline approximately $6 million to $7 million in the third quarter of 2011, as compared to the second quarter of 2011. Due to the fixed nature of the operating expenses associated with our rental activities, we expect segment operating income to decrease significantly as a result of the decline in revenues. Further, the redeployment of rental mats to meet customer demand in other regions would cause transportation expenses to increase.

Environmental Services
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2011 vs 2010
(In thousands)	2011	2010	$	%

E&P waste	$9,393	$11,357	$(1,964)	(17%)
NORM and industrial waste	2,431	2,480	(49)	(2%)

Total	$11,824	$13,837	$(2,013)	(15%)

Environmental services revenues declined 15% to $11.8 million in the second quarter of 2011, as compared to the second quarter of 2010. The second quarter of 2010 included $2.0 million of revenues from disposals associated with the April 2010 Deepwater Horizon oil spill.
Operating Income
Operating income for this segment decreased by $1.2 million in the second quarter of 2011, compared to the second quarter of 2010, on a $2.0 million decline in revenues, reflecting an incremental margin of 62%. The high incremental impact to operating income from the decline in revenues is due to the fixed nature of the majority of our operating expenses in this segment, including operating costs and depreciation expense.
Corporate office
Corporate office expenses increased $2.4 million to $6.9 million in the second quarter of 2011, compared to $4.5 million in the second quarter of 2010. The increase is primarily attributable to a $1.2 million increase in performance-based employee incentive compensation associated with the improvements in Company financial performance, along with $0.6 million of transaction-related expenses associated with the April 2011 acquisition described above.

First Half of 2011 Compared to First Half of 2010
Results of Operations
Summarized results of operations for the first half of 2011 compared to the first half of 2010 are as follows:

	First Half		2011 vs 2010
(In thousands)	2011	2010	$	%

Revenues	$433,473	$342,150	$91,323	27%

Cost of revenues	337,913	278,817	59,096	21%
Selling, general and administrative expenses	36,968	30,773	6,195	20%
Other income, net	(952)	(1,045)	93	(9%)

Operating income	59,544	33,605	25,939	77%

Foreign currency exchange gain	(145)	(1,824)	1,679	(92%)
Interest expense, net	4,357	4,376	(19)	(0%)

Income from operations before income taxes	55,332	31,053	24,279	78%
Provision for income taxes	20,198	12,431	7,767	62%

Net income	$35,134	$18,622	$16,512	89%

Revenues
Revenues increased 27% to $433.5 million in the first half of 2011, compared to $342.2 million in the first half of 2010. This $91.3 million improvement includes a $73.0 million (28%) increase in revenues in North America, largely driven by the 25% improvement in the U.S. rig count. Revenues from our international operations increased by $18.3 million (23%) reflecting continued growth in Brazil, along with the contribution of the Asia Pacific region, following our April 2011 acquisition. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 21% to $337.9 million in the first half of 2011, as compared to $278.8 million in the first half of 2010. The increase is primarily driven by the 27% increase in revenues. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $6.2 million to $37.0 million in the first half of 2011 from $30.8 million for the first half of 2010. The increase includes a $1.9 million increase in performance-based employee incentive compensation. In addition, the first half of 2011 includes $1.1 million of costs associated with strategic planning projects, $1.0 million of transaction related expenses associated with the April 2011 acquisition described above, and $0.7 million of expenses incurred within the acquired business subsequent to the acquisition.
Foreign currency exchange
Foreign currency exchange primarily reflects the impact of currency translations on assets and liabilities held in our foreign operations that are denominated in currencies other than functional currencies. Our foreign operations have a portion of their cash and accounts receivable that are denominated in U.S. dollars. During the first half of 2011 and 2010, our foreign currency exchange transactions were favorably impacted by the weakening U.S. dollar as compared to other currencies in our foreign operations.

Provision for income taxes
The provision for income taxes for the first half of 2011 was $20.2 million of expense, reflecting an effective tax rate of 36.5%, compared to $12.4 million in the first half of 2010, reflecting an effective tax rate of 40.0%. The high effective tax rate in the first half of 2010 was due to losses generated in Brazil for which the recording of a tax benefit was not permitted.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Half		2011 vs 2010
(In thousands)	2011	2010	$	%

Revenues
Fluids systems and engineering	$361,672	$286,844	$74,828	26%
Mats and integrated services	50,856	30,601	20,255	66%
Environmental services	20,945	24,705	(3,760)	(15%)

Total revenues	$433,473	$342,150	$91,323	27%

Operating income (loss)
Fluids systems and engineering	$39,991	$27,578	$12,413
Mats and integrated services	26,514	7,750	18,764
Environmental services	4,600	6,903	(2,303)
Corporate office	(11,561)	(8,626)	(2,935)

Operating income	$59,544	$33,605	$25,939

Segment operating margin
Fluids systems and engineering	11.1%	9.6%
Mats and integrated services	52.1%	25.3%
Environmental services	22.0%	27.9%
Fluids Systems and Engineering
Revenues
Total revenues for this segment consisted of the following:

	First Half		2011 vs 2010
(In thousands)	2011	2010	$	%

United States	$249,868	$196,977	$52,891	27%
Canada	14,457	11,096	3,361	30%

Total North America	264,325	208,073	56,252	27%
Mediterranean	53,270	52,437	833	2%
Brazil	37,483	26,334	11,149	42%
Asia Pacific	6,594	—	6,594	—

Total	$361,672	$286,844	$74,828	26%

North America revenues increased 27% to $264.3 million for the first half of 2011, as compared to $208.1 million for the first half of 2010, largely attributable to the 25% increase in the North American rig count. Revenues from all U.S. operating regions improved from the first half of 2010, with the exception of East Texas and the Louisiana Gulf Coast, both of which experienced lower drilling activity in the first half of 2011.
Internationally, revenues were up 24% to $97.3 million for the first half of 2011, as compared to $78.8 million for the first half of 2010. This increase includes $6.6 million of revenues from our Asia Pacific region following the April 2011 acquisition described above, along with an $11.1 million increase in Brazil, primarily attributable to the continued ramp-up of activity under our long-term contract with Petrobras. Mediterranean revenues increased slightly, as a $10.0 million increase in our Eastern Europe operations was largely offset by declines in other markets, including a $4.2 million decline in Tunisia attributable to a reduction in customer activity, and a $6.3 million decline in Libya due to the political and social unrest.
Operating Income
Operating income for this segment was $40.0 million reflecting an operating margin of 11.1%, in the first half of 2011, compared to $27.6 million, and a 9.6% operating margin in the first half of 2010. Of this $12.4 million improvement, our North American operating income increased $8.0 million on a $56.3 million increase in revenues, reflecting a 14% incremental margin. Compared to historical experience, the low incremental margin is the result of a greater mix of low margin products in the first half of 2011, as compared to the first quarter of 2010. Our product mix typically fluctuates from period to period based on the specific customer activities and needs in the period. In addition, performance-based employee incentive compensation was $1.2 million higher in the first half of 2011, due to the improving performance of the business segment in 2011.
Our international operations generated a $4.4 million increase in operating income on an $18.6 million increase in revenues, reflecting a 24% incremental margin. The low incremental margin is partially due to the acquisition of our Asia Pacific business unit in the second quarter of 2011, which generated $0.9 million of operating income in the first half of 2011. In addition, the first half 2011 operating income of our international operations was negatively impacted by a $0.8 million provision for an allowance of a customer receivable in North Africa.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Half		2011 vs 2010
(In thousands)	2011	2010	$	%

Mat rental and integrated services	$34,246	$18,342	$15,904	87%
Mat sales	16,610	12,259	4,351	35%

Total	$50,856	$30,601	$20,255	66%

Mat rental and integrated services revenues increased $15.9 million, including a $16.4 million increase in the Northeast U.S. region, slightly offset by $0.5 million in declines in other regions. Mat sales also increased $4.4 million, due to increasing demand for these products from the E&P industry.
During the first half of 2011, our rental mat fleet deployed in the Northeast U.S. region was near full utilization. In July 2011, our largest customer in this region informed us that they intend to reduce the number of mats utilized on their drilling sites by approximately 70%. As a result, while we work to redeploy these mats to other customers and regions, we expect mat rental revenues to decline approximately $6 million to $7 million in the third quarter of 2011, as compared to the second quarter levels.

Operating Income
Segment operating income increased by $18.8 million on the $20.3 million increase in revenues, reflecting an incremental margin of 93%. The high incremental margin is primarily attributable to the higher mix of mat rental activity relative to mat sales. Incremental margins on mat rentals are stronger than mat sales or service activities, due to the fixed nature of operating expenses, including depreciation expense on our rental mat fleet. In addition, transportation expenses decreased $1.2 million in the first half of 2011, as the first half of 2010 included costs to re-deploy rental mats to the Northeast U.S. region from our Gulf Coast locations in order to meet customer demand.
As noted above, we expect rental revenues to decline approximately $6 million to $7 million in the third quarter of 2011, as compared to the second quarter of 2011. Due to the fixed nature of the operating expenses associated with our rental activities, we expect segment operating income to decrease significantly as a result of the decline in revenues. Further, the redeployment of rental mats to meet customer demand in other regions would cause transportation expenses to increase.
Environmental Services
Revenues
Total revenues for this segment consisted of the following:

	First Half		2011 vs 2011
(In thousands)	2011	2010	$	%

E&P waste — Gulf Coast	$15,747	$19,930	$(4,183)	(21%)
NORM and industrial waste	5,198	4,775	423	9%

Total	$20,945	$24,705	$(3,760)	(15%)

Environmental services revenues declined 15% to $20.9 million in the first half of 2011, as compared to the first half of 2010. Substantially all of the decline is attributable to lower E&P waste from offshore Gulf of Mexico, reflecting the impact of U.S. government restrictions on drilling activity in the Gulf of Mexico. In addition, the first half of 2010 included $2.0 million of revenues from disposals associated with the April 2010 Deepwater Horizon oil spill.
Operating Income
Operating income for this segment decreased by $2.3 million in the first half of 2011, compared to the first half of 2010, on a $3.8 million decline in revenues, reflecting an incremental margin of 61%. The high incremental impact to operating income from the decline in revenues is due to the fixed nature of the majority of our operating expenses in this segment, including operating costs and depreciation expense.
Corporate office
Corporate office expenses increased $2.9 million to $11.6 million in the first half of 2011, compared to $8.6 million in the first half of 2010. The increase is primarily attributable to a $1.2 million increase in performance-based employee incentive compensation associated with the improvements in Company financial performance, along with $1.0 million of transaction-related expenses associated with the April 2011 acquisition described above.
Liquidity and Capital Resources
Net cash provided by operating activities during the first half of 2011 totaled $21.1 million. Net income adjusted for non-cash items provided $61.4 million of cash during the period, while changes in operating assets and liabilities used $40.2 million of cash, including a $32.3 million increase in receivables, resulting from the increase in revenues, along with an $5.3 million reduction of accrued liabilities following the March 2011 payment of 2010 performance-based incentive compensation.
Net cash used in investing activities during the first half of 2011 was $42.2 million, which included $25.6 million for the acquisition of the drilling fluids and engineering services business from Rheochecm PLC and capital expenditures of $16.8 million. Net cash provided by financing activities during the first half of 2011 was $0.6 million.
We anticipate that our working capital requirements for our operations will fluctuate with our revenue activity in the near term. Further, we expect total 2011 capital expenditures to range between $30 million to $35 million in addition to the investment for the Rheochem acquisition. The Rheochem acquisition also contains a one-year earn-out provision, under which we are obligated to pay additional consideration in the first quarter of 2012, up to a maximum of $22 million, in addition to amounts already paid. We expect our $64.3 million of cash on-hand at June 30, 2011, along with cash generated by operations and availability under our existing credit agreement to be adequate to fund our anticipated capital needs during the next 12 months.

Our capitalization is as follows:

	June 30,	December 31,
(In thousands)	2011	2010

Senior Notes	$172,500	$172,500
Foreign bank lines of credit	976	1,458
Other	578	635

Total debt	174,054	174,593
Stockholder’s equity	462,967	417,347

Total capitalization	$637,021	$591,940

Total debt to capitalization	27.3%	29.5%

In addition to the borrowings noted above, we have a $150.0 revolving credit facility (“Facility”) which expires in December 2012 under which there were no borrowings outstanding as of June 30, 2011. Under the terms of the Facility, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 400 to 750 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 300 to 650 basis points. The applicable margin on LIBOR borrowings at June 30, 2011 was 400 basis points. In addition, we are required to pay a commitment fee on the unused portion of the Facility of 50 basis points. As of June 30, 2011, we had $21.2 million of letters of credit issued under this Facility, leaving $128.8 million available for borrowing. The Facility contains certain financial covenants including a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, and a maximum funded debt-to-capitalization ratio. We were in compliance with these covenants as of June 30, 2011, and expect to remain in compliance through June 30, 2012.
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
Interest Rate Risk
At June 30, 2011, we had total debt outstanding of $174.1 million, including $172.5 million of borrowings under our Senior Notes, bearing interest at a fixed rate of 4.0% and $1.6 million of other borrowings, which bear interest at variable rates. Due to the limited borrowing currently outstanding under variable rate agreements, interest rate risk is minimal.
Foreign Currency
In addition to the April 2011 acquisition in Australia, our principal foreign operations are conducted in certain areas of Europe and North Africa, Brazil, Canada, U.K. and Mexico. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate which include European euros, Australian dollars, Canadian dollars and Brazilian reais. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments.

ITEM 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2011, the end of the period covered by this quarterly report.
Changes in internal control over financial reporting
There has been no change in internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings
The information set forth in the legal proceedings section of “Note 7, Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

ITEM 1A.	Risk Factors
There have been no material changes during the period ended June 30, 2011 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended June 30, 2011:

				Total Number of	Maximum Approximate Dollar
				Shares Purchased as Part	Value of Shares that May Yet
	Total Number of		Average Price	of Publicly Announced	be Purchased Under
Period	Shares Purchased		per Share	Plans or Programs	the Plans or Programs
April 1 - 30, 2011	—		—	—	$9.9 million
May 1 - 31, 2011	—		—	—	$9.9 million
June 1 - 30, 2011	55,076	(1)	$9.13	—	$9.9 million

Total	55,076		$9.13	—

(1)	The shares purchased represent shares surrendered in lieu of taxes under vesting of restricted stock awards.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	[Removed and Reserved]

ITEM 5.	Other Information
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. We do not believe that certain operations of our subsidiary, Excalibar Minerals LLC (“Excalibar”), are subject to the jurisdiction of the Mine Safety and Health Administration (“MSHA”) and we previously filed an action with MSHA requesting a transfer of regulatory jurisdiction for the operations of Excalibar to the Occupational Safety and Health Administration (“OSHA”). Our request to transfer regulatory jurisdiction for these operations from MSHA to OSHA has been denied. As a result, the four specialized barite and calcium carbonate grinding facilities operated by Excalibar and a gravel excavation facility formerly operated by the Mats and Integrated Services business were subject to the regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). As required by the reporting requirements regarding mine safety included in the Dodd-Frank Act, Exhibit 99.1 includes the information for the three months ended June 30, 2011 for each of the specialized facilities operated by our subsidiaries.

ITEM 6.	Exhibits

31.1		Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Reporting requirements under the Mine Safety and Health Administration.

101	*
The following materials from Newpark Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, are formatted in XBRL (Extensible Business Reporting Language) : (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) Notes to Unaudited Condensed Consolidates Financial Statements, tagged as a block of text.

*	Furnished and not “filed” herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

NEWPARK RESOURCES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 29, 2011

NEWPARK RESOURCES, INC.
By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James E. Braun
James E. Braun, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek, Vice President, Controller and
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

31.1		Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of James E. Braun pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of James E. Braun pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Reporting requirements under the Mine Safety and Health Administration.

101	*
The following materials from Newpark Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, are formatted in XBRL (Extensible Business Reporting Language) : (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) Notes to Unaudited Condensed Consolidates Financial Statements, tagged as a block of text.

*	Furnished and not “filed” herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.