Form 10-Q
period 2011-09-30
NEWPARK RESOURCES INC
filed 2011-10-28
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Not Applicable
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
Yes ☐ No ☑
As of October 17, 2011, a total of 91,138,722 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED
September 30, 2011
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

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2011	2010

ASSETS
Cash and cash equivalents	$62,902	$83,010
Receivables, net	253,595	196,799
Inventories	156,445	123,028
Deferred tax asset	13,230	27,654
Prepaid expenses and other current assets	17,052	10,036

Total current assets	503,224	440,527

Property, plant and equipment, net	228,866	212,655
Goodwill	74,881	62,307
Other intangible assets, net	21,908	13,072
Other assets	7,863	8,781

Total assets	$836,742	$737,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$1,635	$1,606
Accounts payable	94,672	66,316
Accrued liabilities	51,015	43,234

Total current liabilities	147,322	111,156

Long-term debt, less current portion	172,908	172,987
Deferred tax liability	36,526	31,549
Other noncurrent liabilities	4,332	4,303

Total liabilities	361,088	319,995

Commitments and contingencies (Note 7)

Common stock, $0.01 par value, 200,000,000 shares authorized 93,937,660 and 93,143,102 shares issued, respectively	939	931
Paid-in capital	474,043	468,503
Accumulated other comprehensive income	3,605	8,581
Retained earnings (deficit)	13,097	(45,034)
Treasury stock, at cost; 2,798,940 and 2,766,912 shares, respectively	(16,030)	(15,634)

Total stockholders’ equity	475,654	417,347

Total liabilities and stockholders’ equity	$836,742	$737,342

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010

Revenues	$261,193	$179,278	$694,666	$521,428

Cost of revenues	201,272	145,224	539,185	424,041
Selling, general and administrative expenses	20,802	16,662	57,770	47,435
Other operating income, net	(60)	(2,140)	(1,012)	(3,185)

Operating income	39,179	19,532	98,723	53,137

Foreign currency exchange loss (gain)	485	1,184	340	(640)
Interest expense, net	2,464	3,278	6,821	7,654

Income from operations before income taxes	36,230	15,070	91,562	46,123
Provision for income taxes	13,233	6,836	33,431	19,267

Net income	$22,997	$8,234	$58,131	$26,856

Income per common share — basic	$0.25	$0.09	$0.65	$0.30
Income per common share — diluted	$0.23	$0.09	$0.58	$0.30
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010

Net income	$22,997	$8,234	$58,131	$26,856

Settlement of interest rate swap, net of tax	—	819	—	858
Foreign currency translation adjustments	(11,977)	6,503	(4,976)	(1,864)

Comprehensive income	$11,020	$15,556	$53,155	$25,850

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$58,131	$26,856
Adjustments to reconcile net income to net cash provided by (used in) operations:
Impairment charges	—	225
Depreciation and amortization	21,162	20,382
Stock-based compensation expense	3,396	2,899
Provision for deferred income taxes	16,363	13,551
Provision for doubtful accounts	1,165	602
Loss (gain) on sale of assets	22	(183)
Change in assets and liabilities:
Increase in receivables	(57,603)	(54,568)
Increase in inventories	(27,921)	(3,100)
Increase in other assets	(5,226)	(1,458)
Increase in accounts payable	28,893	6,638
(Decrease) increase in accrued liabilities and other	(3,655)	14,264

Net cash provided by operating activities	34,727	26,108

Cash flows from investing activities:
Capital expenditures	(28,136)	(7,412)
Business acquisition, net of cash acquired	(26,775)	—
Proceeds from sale of property, plant and equipment	434	1,161

Net cash used in investing activities	(54,477)	(6,251)

Cash flows from financing activities:
Borrowings on lines of credit	5,891	133,121
Payments on lines of credit	(5,754)	(155,726)
Proceeds from employee stock plans	1,768	3,559
Purchase of treasury stock	(599)	(153)
Post-closing payment for business acquisition	(2,055)	—
Other financing activities	(147)	(342)

Net cash used in financing activities	(896)	(19,541)

Effect of exchange rate changes on cash	538	252

Net (decrease) increase in cash and cash equivalents	(20,108)	568
Cash and cash equivalents at beginning of period	83,010	11,534

Cash and cash equivalents at end of period	$62,902	$12,102

Cash paid for:
Income taxes (net of refunds)	$20,752	$5,356
Interest	$3,775	$6,424
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
Note 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Our fiscal year end is December 31, our third quarter represents the three month period ended September 30 and our first nine months represents the nine month period ended September 30. The results of operations for the third quarter and first nine months of 2011 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2011, the results of our operations for the third quarter and first nine months of 2011 and 2010, and our cash flows for the first nine months of 2011 and 2010. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2010 is derived from the audited consolidated financial statements at that date.
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
New Accounting Standards
Each reporting period we consider all newly issued but not yet adopted accounting and reporting guidance applicable to our operations and the preparation of our consolidated financial statements. We do not believe that any issued accounting and reporting guidance we have not yet adopted will have a material impact on our financial statements at the time they may be adopted.

Note 2 — Earnings per Share
The following table presents the reconciliation of the numerator and denominator for calculating earnings per share:

	Third Quarter		First Nine Months
(In thousands, except per share data)	2011	2010	2011	2010

Basic EPS:
Net income	$22,997	$8,234	$58,131	$26,856

Weighted average number of common shares outstanding	90,212	89,334	89,877	88,938

Basic income per common share	$0.25	$0.09	$0.65	$0.30

Diluted EPS:
Net income	$22,997	$8,234	$58,131	$26,856
Assumed conversion of Senior Notes	1,236	—	3,674	—

Adjusted net income	$24,233	$8,234	$61,805	$26,856

Weighted average number of common shares outstanding-basic	90,212	89,334	89,877	88,938
Add: Dilutive effect of stock options and
restricted stock awards	1,025	1,223	883	697
Dilutive effect of Senior Notes	15,682	—	15,682	—

Diluted weighted average number of common shares outstanding	106,919	90,557	106,442	89,635

Diluted income per common share	$0.23	$0.09	$0.58	$0.30

Stock options and warrants excluded from calculation of diluted earnings per share because anti-dilutive for the period	2,862	2,167	3,913	3,941

Weighted average dilutive stock options and restricted stock outstanding totaled approximately 4.5 million and 5.0 million shares, for the third quarter of 2011 and 2010, respectively, and 3.1 million and 3.3 million shares for the first nine months of 2011 and 2010, respectively. The resulting net effect of stock options and restricted stock were used in calculating diluted earnings per share for the period.
In June 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our common stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. As of September 30, 2011, the Series B Warrant, as adjusted for anti-dilution provisions, remains outstanding and provides for the right to purchase up to approximately 2.1 million shares of our common stock at an exercise price of $8.97, and expires in February 2012.
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

Note 4 — Acquisition
In April 2011, we completed the acquisition of the drilling fluids and engineering services business from Rheochem PLC, a publicly-traded Australian-based oil and gas company. The acquired business provides drilling fluids and related engineering services to the oil and gas exploration and geothermal industries with operations in Australia, New Zealand and India. Total cash paid was AUD$27.2 million ($28.8 million), including third quarter payments of AUD$0.8 million ($0.8 million) based on a true-up of the final working capital conveyed at closing and AUD$2.0 million ($2.1 million) related to a six month earn-out provision in the agreement. Additional consideration may also be payable based on financial results of the acquired business over a one year earn-out period, up to a maximum additional consideration of AUD$19.3 million (approximately $18.8 million at the current exchange rate).
The transaction has been accounted for using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The excess of the total consideration, including projected additional consideration, was recorded as goodwill and includes the value of the access to markets in Asia Pacific and an assembled workforce. While the preliminary purchase price allocation has been completed, the allocation of the purchase price is subject to change for a period of one year following the acquisition. Through the on-going evaluation of the preliminary purchase price allocation during the third quarter of 2011, we identified a $2.0 million increase in identifiable intangible assets acquired and a $1.3 million increase in liabilities assumed, which resulted in a corresponding $0.7 million decrease in goodwill arising from the transaction.
The following table summarizes the amounts recognized for assets acquired and liabilities assumed, as of the April 2011 acquisition date.

(In thousands)

Cash and cash equivalents	$315
Receivables	3,316
Inventories	7,166
Prepaid expenses and other current assets	773
Property, plant and equipment, net	9,465
Goodwill	12,976
Customer relationships (11 year life)	10,492
Tradename (5 year life)	700
Other assets	510

Total assets acquired	$45,713

Accounts payable	$717
Accrued liabilities	15,377
Deferred tax liability	3,432
Other noncurrent liabilities	271

Total liabilities assumed	$19,797

Total cash conveyed at closing	$25,916

The accrued liabilities at the date of acquisition in the table above, includes $13.8 million reflecting anticipated post-closing payments to the seller under the terms of the agreement, of which $2.9 million was paid during the third quarter of 2011.
Our operating results include $1.0 million of acquisition-related costs in the first nine months of 2011, substantially all of which were incurred prior to the third quarter. Proforma results of operation for the acquired business have not been presented as the effect of this acquisition is not material to our consolidated financial statements.

Note 5 — Receivables and Inventories
Receivables — Receivables consist of the following:

	September 30,	December 31,
(In thousands)	2011	2010

Gross trade receivables	$243,574	$193,349
Allowance for doubtful accounts	(2,055)	(5,839)

Net trade receivables	241,519	187,510

Other receivables	12,076	9,289

Total receivables, net	$253,595	$196,799

During 2011, $5.2 million of fully reserved trade receivables were written off against the allowance for doubtful accounts.
Inventories — Our inventories include $155.4 million and $122.5 million of raw materials and components for our drilling fluids systems at September 30, 2011 and December 31, 2010, respectively. The remaining balance consists primarily of composite mat finished goods.
Note 6 — Financing Arrangements and Fair Value of Financial Instruments
Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $150.0 million revolving credit facility, of which no borrowings were outstanding at September 30, 2011. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes prior to their maturity date.
Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at September 30, 2011 and December 31, 2010. The estimated fair value of our Senior Notes is $163.9 million at September 30, 2011 and $157.0 million at December 31, 2010, based on quoted market prices at these respective dates.
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

Note 8 — Segment Data
Summarized operating results for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter			First Nine Months
(In thousands)	2011	2010		2011	2010

Revenues
Fluids systems and engineering	$216,160	$148,140		$577,832	$434,984
Mats and integrated services	30,179	18,186		81,035	48,787
Environmental services	14,854	12,952		35,799	37,657

Total revenues	$261,193	$179,278		$694,666	$521,428

Operating income (loss)
Fluids systems and engineering	$25,648	$11,845		$65,639	$39,423
Mats and integrated services	14,509	8,592	(1)	41,023	16,342 (1)	(2)
Environmental services	4,958	3,944		9,558	10,847
Corporate office	(5,936)	(4,849)		(17,497)	(13,475)

Operating income	$39,179	$19,532		$98,723	$53,137

(1)	Includes $2.2 million of income related to a lawsuit settlement against a former raw materials vendor.

(2)	Includes $0.9 million of other income reflecting proceeds from insurance claims related to Hurricane Ike in 2008.
 Total assets by reportable segment as of September 30, 2011 and December 31, 2010 are as follows:

	September 30,		December 31,
(In thousands)	2011		2010

Fluids systems and engineering	$599,048	(3)	$476,677
Mats and integrated services	82,922		79,957
Environmental services	72,173		69,058
Corporate office	82,599		111,650

Total assets	$836,742		$737,342

(3)	Includes $45.7 million in assets acquired in the April 2011 acquisition as described in “Note 4-Acquisition”.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2010. Our third quarter represents the three month period ended September 30, and our first nine months represents the nine month period ended September 30. Unless otherwise stated, all currency amounts are stated in U.S. dollars.
Overview
We are a diversified oil and gas industry supplier with three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services. We provide these products and services primarily to the oil and gas exploration (“E&P”) industry domestically in the U.S. Gulf Coast, West Texas, Oklahoma, East Texas, North Louisiana, Rocky Mountains and Northeast regions, as well as internationally in certain areas of Europe, North Africa, Brazil, Canada and following our April 2011 acquisition in the Asia Pacific region, (as described below). Further, we established a presence outside the E&P sector, particularly in Mats and Integrated Services, where we are marketing to utilities, municipalities and government sectors. Our North American operations generated 78% of total reported revenues for the first nine months of 2011, and our consolidated revenues by segment are as follows:

	First Nine
	Months
(In thousands)	2011 Revenues	%

Fluids systems and engineering	$577,832	83%
Mats and integrated services	81,035	12%
Environmental services	35,799	5%

Total revenues	$694,666	100%

In North America, we have continued the introduction of EvolutionTM, our high performance water-based drilling fluid system launched in 2010, which we believe provides superior performance and environmental benefits to our customers, as compared to traditional fluids systems used in the industry. After the initial introduction into the Haynesville shale last year, the system is now being used by customers in several major North American drilling basins. Revenues from wells using the Evolution system were $17 million in the third quarter of 2011 and $44 million in the first nine months of 2011.
In April 2011, we completed the acquisition of the drilling fluids and engineering services business from Rheochem PLC, a publicly-traded Australian-based oil and gas company. The acquired business provides drilling fluids and related engineering services with operations in Australia, New Zealand and India. Total cash paid was AUD$27.2 million ($28.8 million), including third quarter payments of AUD$0.8 million ($0.8 million) based on a true-up of the final working capital conveyed at closing and AUD $2.0 million ($2.1 million) related to a six month earn-out provision in the agreement. Additional consideration may also be payable based on financial results of the acquired business over a one year earn-out period, up to a maximum additional consideration of AUD$19.3 million (approximately $18.8 million at the current exchange rate). Following the April 2011 acquisition, this business has generated $15.1 million of revenues, including $8.5 million in the third quarter.
Our operating results depend, to a large extent, on oil and gas drilling activity levels in the markets we serve, as well as the depth of drilling, which governs the revenue potential of each well. The drilling activity in turn, depends on oil and gas commodity pricing, inventory levels and demand, and more recently, regulatory actions affecting operations in the Gulf of Mexico.

Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the third quarter and first nine months of 2011, as compared to the comparable period of 2010 is as follows:

	Third Quarter		2011 vs 2010
	2011	2010	Count	%

U.S. Rig Count	1,944	1,618	326	20%
Canadian Rig Count	441	360	81	23%

North America	2,385	1,978	407	21%

	First Nine Months		2011 vs 2010
	2011	2010	Count	%

U.S. Rig Count	1,835	1,486	349	23%
Canadian Rig Count	401	324	77	24%

North America	2,236	1,810	426	24%

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
Third Quarter of 2011 Compared to Third Quarter of 2010
Results of Operations
Summarized results of operations for the third quarter of 2011 compared to the third quarter of 2010 are as follows:

	Third Quarter		2011 vs 2010
(In thousands)	2011	2010	$	%

Revenues	$261,193	$179,278	$81,915	46%

Cost of revenues	201,272	145,224	56,048	39%
Selling, general and administrative expenses	20,802	16,662	4,140	25%
Other operating income, net	(60)	(2,140)	2,080	(97%)

Operating income	39,179	19,532	19,647	101%

Foreign currency exchange loss	485	1,184	(699)	(59%)
Interest expense, net	2,464	3,278	(814)	(25%)

Income from operations before income taxes	36,230	15,070	21,160	140%
Provision for income taxes	13,233	6,836	6,397	94%

Net income	$22,997	$8,234	$14,763	179%

Revenues
Revenues increased 46% to $261.2 million in the third quarter of 2011, compared to $179.3 million in the third quarter of 2010. This $81.9 million improvement includes a $70.2 million (50%) increase in revenues in North America, largely driven by the 21% improvement in the North America rig count. Revenues from our international operations increased by $11.7 million (30%), primarily attributable to $8.5 million of revenues generated in our Asia Pacific region, following the April 2011 acquisition described above. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 39% to $201.3 million in the third quarter of 2011, as compared to $145.2 million in the third quarter of 2010. The increase is primarily driven by the 46% increase in revenues. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $4.1 million to $20.8 million in the third quarter of 2011 from $16.7 million for the third quarter of 2010. The increase includes $1.1 million in the corporate office, largely attributable to higher performance-based employee incentive compensation. In addition, expenses in the fluids systems and engineering segment were up $2.3 million, including $1.3 million of third quarter 2011 expenses associated with the Asia Pacific business unit acquired in April 2011.
Other operating income, net
Other operating income was $0.1 million in the third of 2011, compared to $2.1 million in the third quarter of 2010. The third quarter of 2010 included a $2.2 million gain, reflecting net proceeds from the settlement of a lawsuit in our Mats and Integrated Services segment.
Foreign currency exchange
Foreign currency exchange primarily reflects the impact of currency translations on assets and liabilities held in our foreign operations that are denominated in currencies other than functional currencies. Our foreign operations have a portion of their cash and accounts receivable that are denominated in U.S. dollars. During the third quarter of 2011 and 2010, our foreign currency exchange transactions were unfavorably impacted by the strengthening U.S. dollar as compared to other currencies in our foreign operations.
Provision for income taxes
The provision for income taxes for the third quarter of 2011 was $13.2 million, reflecting an effective tax rate of 36.5%, compared to $6.8 million in the third quarter of 2010, reflecting an effective tax rate of 45.4%. The high effective tax rate in the third quarter of 2010 was due to losses generated in Brazil for which the recording of a tax benefit was not permitted.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter		2011 vs 2010
(In thousands)	2011	2010	$	%

Revenues
Fluids systems and engineering	$216,160	$148,140	$68,020	46%
Mats and integrated services	30,179	18,186	11,993	66%
Environmental services	14,854	12,952	1,902	15%

Total revenues	$261,193	$179,278	$81,915	46%

Operating income (loss)
Fluids systems and engineering	$25,648	$11,845	$13,803
Mats and integrated services	14,509	8,592	5,917
Environmental services	4,958	3,944	1,014
Corporate office	(5,936)	(4,849)	(1,087)

Operating income	$39,179	$19,532	$19,647

Segment operating margin
Fluids systems and engineering	11.9%	8.0%
Mats and integrated services	48.1%	47.2%
Environmental services	33.4%	30.5%
Fluids Systems and Engineering
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2011 vs 2010
(In thousands)	2011	2010	$	%

United States	$143,873	$104,064	$39,809	38%
Canada	13,515	5,106	8,409	165%

Total North America	157,388	109,170	48,218	44%
Mediterranean	30,436	28,600	1,836	6%
Brazil	19,795	10,370	9,425	91%
Asia Pacific	8,541	—	8,541	—

Total	$216,160	$148,140	$68,020	46%

North America revenues increased 44% to $157.4 million for the third quarter of 2011, as compared to $109.2 million for the third quarter of 2010, largely attributable to the 21% increase in the North America rig count along with market share improvements in several regions.
Internationally, revenues were up 51% to $58.8 million for the third quarter of 2011, as compared to $39.0 million for the third quarter of 2010. This increase includes a $9.4 million increase in Brazil, primarily attributable to the continued ramp-up of activity under our long-term contract with Petrobras, along with $8.5 million of revenues from our Asia Pacific region following the April 2011 acquisition described above. Mediterranean revenues increased $1.8 million, as a $3.3 million increase in Algeria and a $3.0 million increase in our Eastern European markets were partially offset by a $2.6 million decline in Libya, due to the social and political unrest in that country.

Operating Income
Operating income for this segment was $25.6 million, reflecting an operating margin of 11.9% in the third quarter of 2011, compared to $11.8 million, and an 8.0% operating margin in the third quarter of 2010. Of this $13.8 million improvement, our North American operating income increased $10.6 million on a $48.2 million increase in revenues, reflecting a 22% incremental margin.
Our international operations generated a $3.2 million increase in operating income on a $19.8 million increase in revenues, reflecting a 16% incremental margin. The lower incremental margin is due partially to the acquisition of our Asia Pacific business unit in 2011, which generated $0.6 million of operating income in the third quarter. In addition, the third quarter of 2011 was negatively impacted by a $0.8 million provision for an allowance of a customer receivable in North Africa.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2011 vs 2010
(In thousands)	2011	2010	$	%

Mat rental and integrated services	$16,139	$12,413	$3,726	30%
Mat sales	14,040	5,773	8,267	143%

Total	$30,179	$18,186	$11,993	66%

Mat rental and integrated services revenues increased $3.7 million, including a $1.4 million increase in the Rockies region, a $1.1 million increase in the Gulf Coast and a $0.9 million increase in the Northeast U.S. Mat sales increased $8.3 million, due to increasing demand for our composite mat products from international E&P customers and other industries.
In July 2011, our largest customer in the Northeast U.S. region informed us that they intend to reduce the number of rental mats utilized on their drilling sites by approximately 70% and have since returned these mats over the course of the third quarter. As a result of this development, our revenues in this region declined by $3.7 million in the third quarter of 2011 from the second quarter of 2011. While we anticipate revenues in this region to decline further in the fourth quarter of 2011 as a result of the returned mats being utilized by the customer for a portion of the third quarter, the returned mats are being re-deployed to other regions and we expect increases in rental revenues from other regions to largely offset the anticipated revenue reduction in the Northeast.
Operating Income
Segment operating income increased by $5.9 million on the $12.0 million increase in revenues, reflecting an incremental margin of 49%. The low incremental margin, relative to recent historical experience, is primarily attributable to the higher mat sales activity as margins on mat sales are lower than margins on mat rentals, due to the fixed nature of rental activity operating expenses, including depreciation expense on our rental mat fleet.

Environmental Services
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2011 vs 2010
(In thousands)	2011	2010	$	%

E&P waste	$11,529	$10,579	$950	9%
NORM and industrial waste	3,325	2,373	952	40%

Total	$14,854	$12,952	$1,902	15%

Environmental services revenues increased 15% to $14.9 million in the third quarter of 2011, as compared to the third quarter of 2010. The third quarter of 2010 included $5.4 million of revenues from disposals associated with the April 2010 Deepwater Horizon oil spill. The loss of this revenue in the third quarter of 2011 was more than offset by market share gains and increased activity in oilfield waste disposals from state water and inland locations.
Operating Income
Operating income for this segment increased by $1.0 million in the third quarter of 2011, compared to the third quarter of 2010, on a $1.9 million increase in revenues, reflecting an incremental margin of 53%. The high incremental impact to operating income from the higher revenues is due to the fixed nature of the majority of our operating expenses in this segment, including operating costs and depreciation expense.
Corporate office
Corporate office expenses increased $1.1 million to $5.9 million in the third quarter of 2011, compared to $4.8 million in the third quarter of 2010. The increase includes a $1.0 million increase in employee compensation, primarily attributable to an increase in performance-based employee incentives and share-based compensation.

First Nine Months of 2011 Compared to First Nine Months of 2010
Results of Operations
Summarized results of operations for the first nine months of 2011 compared to the first nine months of 2010 are as follows:

	First Nine Months		2011 vs 2010
(In thousands)	2011	2010	$	%

Revenues	$694,666	$521,428	$173,238	33%

Cost of revenues	539,185	424,041	115,144	27%
Selling, general and administrative expenses	57,770	47,435	10,335	22%
Other operating income, net	(1,012)	(3,185)	2,173	(68%)

Operating income	98,723	53,137	45,586	86%

Foreign currency exchange loss (gain)	340	(640)	980	(153%)
Interest expense, net	6,821	7,654	(833)	(11%)

Income from operations before income taxes	91,562	46,123	45,439	99%
Provision for income taxes	33,431	19,267	14,164	74%

Net income	$58,131	$26,856	$31,275	116%

Revenues
Revenues increased 33% to $694.7 million in the first nine months of 2011, compared to $521.4 million in the first nine months of 2010. This $173.2 million improvement includes a $143.3 million (36%) increase in revenues in North America, largely driven by the 24% improvement in the North America rig count. Revenues from our international operations increased by $30.0 million (25%) reflecting continued growth in Brazil, along with the contribution of the Asia Pacific region, following our April 2011 acquisition. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 27% to $539.2 million in the first nine months of 2011, as compared to $424.0 million in the first nine months of 2010. The increase is primarily driven by the 33% increase in revenues. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $10.3 million to $57.8 million in the first nine months of 2011 from $47.4 million for the first nine months of 2010. The increase includes a $2.2 million increase in performance-based employee incentive compensation. In addition, the first nine months of 2011 includes $1.7 million of costs associated with strategic planning projects, $1.0 million of transaction-related expenses associated with the April 2011 acquisition described above, and $2.0 million of expenses associated with the acquired Asia Pacific business.
Other operating income, net
Other operating income was $1.0 million in the first nine months of 2011, compared to $3.2 million for the first nine months of 2010. The first nine months of 2010 included a $3.1 million gain, reflecting net proceeds from the settlement of a lawsuit and proceeds from the insurance claims in our Mats and Integrated Services segment.

Foreign currency exchange
Foreign currency exchange primarily reflects the impact of currency translations on assets and liabilities held in our foreign operations that are denominated in currencies other than functional currencies. Our foreign operations have a portion of their cash and accounts receivable that are denominated in U.S. dollars. During the first nine months of 2010, our foreign currency exchange transactions were favorably impacted by the weakening U.S. dollar as compared to other currencies in our foreign operations, while the first nine months of 2011 was negatively impacted by the strengthening U.S. dollar.
Provision for income taxes
The provision for income taxes for the first nine months of 2011 was $33.4 million of expense, reflecting an effective tax rate of 36.5%, compared to $19.3 million in the first nine months of 2010, reflecting an effective tax rate of 41.8%. The high effective tax rate in the first nine months of 2010 was due to losses generated in Brazil for which the recording of a tax benefit was not permitted.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Nine Months		2011 vs 2010
(In thousands)	2011	2010	$	%

Revenues
Fluids systems and engineering	$577,832	$434,984	$142,848	33%
Mats and integrated services	81,035	48,787	32,248	66%
Environmental services	35,799	37,657	(1,858)	(5%)

Total revenues	$694,666	$521,428	$173,238	33%

Operating income (loss)
Fluids systems and engineering	$65,639	$39,423	$26,216
Mats and integrated services	41,023	16,342	24,681
Environmental services	9,558	10,847	(1,289)
Corporate office	(17,497)	(13,475)	(4,022)

Operating income	$98,723	$53,137	$45,586

Segment operating margin
Fluids systems and engineering	11.4%	9.1%
Mats and integrated services	50.6%	33.5%
Environmental services	26.7%	28.8%

Fluids Systems and Engineering
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2011 vs 2010
(In thousands)	2011	2010	$	%

United States	$393,741	$301,041	$92,700	31%
Canada	27,972	16,202	11,770	73%

Total North America	421,713	317,243	104,470	33%
Mediterranean	83,706	81,037	2,669	3%
Brazil	57,278	36,704	20,574	56%
Asia Pacific	15,135	—	15,135	—

Total	$577,832	$434,984	$142,848	33%

North America revenues increased 33% to $421.7 million for the first nine months of 2011, as compared to $317.2 million for the first nine months of 2010, largely attributable to the 24% increase in the North American rig count, along with market share improvements in several regions.
Internationally, revenues were up 33% to $156.1 million for the first nine months of 2011, as compared to $117.7 million for the first nine months of 2010. This increase includes a $20.6 million increase in Brazil, primarily attributable to the continued ramp-up of activity under our long-term contract with Petrobras, along with $15.1 million of revenues from our Asia Pacific region following the April 2011 acquisition described above. Mediterranean revenues increased $2.7 million, as a $13.0 million increase in Eastern Europe and $2.8 million increase in Algeria was largely offset by declines in other markets, including a $5.1 million decline in Tunisia attributable to a reduction in customer activity, and an $8.9 million decline in Libya due to the political and social unrest in that country.
Operating Income
Operating income for this segment was $65.6 million reflecting an operating margin of 11.4%, in the first nine months of 2011, compared to $39.4 million, and a 9.1% operating margin in the first nine months of 2010. Of this $26.2 million improvement, our North American operating income increased $18.6 million on a $104.5 million increase in revenues, reflecting an 18% incremental margin. Compared to historical experience, the low incremental margin is the result of a greater mix of low margin products in the first nine months of 2011, as compared to the first nine months of 2010. Our product mix typically fluctuates from period to period based on the specific customer activities and needs in the period.
Our international operations generated a $7.6 million increase in operating income on a $38.4 million increase in revenues, reflecting a 20% incremental margin. The low incremental margin is partially due to the acquisition of our Asia Pacific business unit in the second quarter of 2011, which generated $1.5 million of operating income in the first nine months of 2011. In addition, operating income of our international operations was negatively impacted for the first nine months of 2011 by a $1.5 million provision for an allowance of a customer receivable in North Africa.

Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2011 vs 2010
(In thousands)	2011	2010	$	%

Mat rental and integrated services	$50,385	$30,755	$19,630	64%
Mat sales	30,650	18,032	12,618	70%

Total	$81,035	$48,787	$32,248	66%

Mat rental and integrated services revenues increased $19.6 million, including a $17.3 million increase in the Northeast U.S. region. Mat sales also increased $12.6 million, due to increasing demand for our composite mat products from international E&P customers and other industries.
In July 2011, our largest customer in the Northeast U.S. region informed us that they intend to reduce the number of rental mats utilized on their drilling sites by approximately 70% and have since returned these mats over the course of the third quarter. As a result of this development, our revenues in this region declined by $3.7 million in the third quarter of 2011 from the second quarter of 2011. While we anticipate revenues in this region to decline further in the fourth quarter of 2011 as a result of the returned mats being utilized by the customer for a portion of the third quarter, the returned mats are being re-deployed to other regions and we expect increases in rental revenues from other regions to largely offset the anticipated revenue reduction in the Northeast.
Operating Income
Segment operating income increased by $24.7 million on the $32.2 million increase in revenues, reflecting an incremental margin of 77%. The high incremental margin, relative to recent historical experience, is primarily attributable to the higher percentage of mat rental activity relative to mat sales. Incremental margins on mat rentals are stronger than mat sales or service activities, due to the fixed nature of operating expenses, including depreciation expense on our rental mat fleet.
Environmental Services
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2011 vs 2011
(In thousands)	2011	2010	$	%

E&P waste	$27,276	$30,509	$(3,233)	(11%)
NORM and industrial waste	8,523	7,148	1,375	19%

Total	$35,799	$37,657	$(1,858)	(5%)

Environmental services revenues declined 5% to $35.8 million in the first nine months of 2011, as compared to the first nine months of 2010. The first nine months of 2010 included $7.4 million of revenues from disposals associated with the April 2010 Deepwater Horizon oil spill. The loss of this revenue in 2011 was partially offset by market share gains and increased activity in oilfield waste disposals from state water and inland locations.

Operating Income
Operating income for this segment decreased by $1.3 million in the first nine months of 2011, compared to the first nine months of 2010, on a $1.9 million decline in revenues, reflecting an incremental margin of 68%. The high incremental impact to operating income from the decline in revenues is due to the fixed nature of the majority of our operating expenses in this segment, including operating costs and depreciation expense.
Corporate office
Corporate office expenses increased $4.0 million to $17.5 million in the first nine months of 2011, compared to $13.5 million in the first nine months of 2010. The increase includes a $2.3 million increase in employee compensation, primarily attributable to a $1.5 million increase in performance-based employee incentives, along with $1.0 million of transaction-related expenses associated with the April 2011 acquisition described above.
Liquidity and Capital Resources
Net cash provided by operating activities during the first nine months of 2011 totaled $34.7 million. Net income adjusted for non-cash items provided $100.2 million of cash during the period, while changes in operating assets and liabilities used $65.5 million of cash, including tax payments of $20.8 million. The changes in operating assets and liabilities during the period reflect the impact of the increased revenues, including $57.6 million from increases in receivables and $27.9 million in increases in inventories, partially offset by a $28.9 million increase in accounts payable.
Net cash used in investing activities during the first nine months of 2011 was $54.5 million, which included $26.8 million for the acquisition of the drilling fluids and engineering services business from Rheochecm PLC. In addition, capital expenditures were $28.1 million, including $9.5 million on the implementation of an Oracle ERP system, $7.8 million in the U.S. operations of the fluids systems and engineering segment, primarily related to replacement of field equipment, and $6.5 million in the mats and integrated services segment, primarily related to the expansion of the rental mat fleet. Net cash used in financing activities during the first nine months of 2011 was $0.9 million.
We anticipate that our working capital requirements for our operations will fluctuate with our revenue activity in the near term. Further, we expect total 2011 capital expenditures to range between $35 million to $40 million in addition to the investment for the Rheochem acquisition. The Rheochem acquisition also contains a one-year earn-out provision, under which we are obligated to pay additional consideration in the first quarter of 2012, up to a maximum of AUD$19.3 million (approximately $18.8 million at the current exchange rate), in addition to amounts already paid. We expect our $62.9 million of cash on-hand at September 30, 2011, along with cash generated by operations and availability under our existing credit agreement to be adequate to fund our anticipated capital needs during the next 12 months.
Our capitalization is as follows:

	September 30,	December 31,
(In thousands)	2011	2010

Senior Notes	$172,500	$172,500
Other	2,043	2,093

Total debt	174,543	174,593
Stockholder’s equity	475,654	417,347

Total capitalization	$650,197	$591,940

Total debt to capitalization	26.8%	29.5%

In addition to the borrowings noted above, we have a $150.0 million revolving credit facility (“Facility”) which expires in December 2012 under which there were no borrowings outstanding as of September 30, 2011. Under the terms of the Facility, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 400 to 750 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 300 to 650 basis points. The applicable margin on LIBOR borrowings at September 30, 2011 was 400 basis points. In addition, we are required to pay a commitment fee on the unused portion of the Facility of 50 basis points. As of September 30, 2011, we had $18.9 million of letters of credit issued under this Facility, leaving $131.1 million available for borrowing. The Facility contains certain financial covenants including a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, and a maximum funded debt-to-capitalization ratio. We were in compliance with these covenants as of September 30, 2011, and expect to remain in compliance through September 30, 2012.
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
Interest Rate Risk
At September 30, 2011, we had total debt outstanding of $174.5 million, including $172.5 million of borrowings under our Senior Notes, bearing interest at a fixed rate of 4.0% and $2.0 million of other borrowings, which bear interest at variable rates. Due to the limited borrowing currently outstanding under variable rate agreements, interest rate risk is minimal.
Foreign Currency
In addition to the April 2011 acquisition in Australia, our principal foreign operations are conducted in certain areas of Europe and North Africa, Brazil, Canada, and U.K. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate which include European euros, Australian dollars, Canadian dollars and Brazilian reais. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments.

ITEM 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2011, the end of the period covered by this quarterly report.
Changes in internal control over financial reporting
There has been no change in internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings
The information set forth in the legal proceedings section of “Note 7, Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

ITEM 1A.	Risk Factors
Information regarding risk factors appears in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2010. The risk factor described below updates, and should be read in conjunction with, the risk factors identified in our Annual Report on Form 10-K for the period ended December 31, 2010.
Risks Related to the Availability of Raw Materials
Our ability to provide products to our customers is dependent upon our ability to obtain the raw materials necessary to operate our business.
Barite is a naturally occurring mineral that constitutes a significant portion of our drilling fluids systems. We currently secure the majority of our barite ore from foreign sources, primarily China and India. The availability and cost of barite ore is dependent on factors beyond our control including power shortages, political priorities and government imposed export fees in China as well as natural disasters such as the 2008 earthquake in Sichuan Province, China. During 2011, there has been a significant increase in world-wide demand for barite ore, and as result, we have experienced significant cost increases in barite ore sourced from China. In response to this development, we continue our efforts to maintain our profitability by identifying other economical sources of barite ore and adjusting our customer pricing to offset the inflationary cost increases that we are currently experiencing. Our operating costs in future periods may continue to increase as a result of the increased demand in barite ore and we may be unable to offset these cost increases with customer pricing, which may result in a reduction in future profitability. Further, the future supply of barite ore from existing sources could be inadequate to meet the current market demand, which could ultimately result in a reduction in industry activity, or our inability to meet our customer’s needs.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended September 30, 2011:

			Total Number of	Maximum Approximate Dollar
			Shares Purchased as Part	Value of Shares that May Yet
	Total Number of	Average Price	of Publicly Announced	be Purchased Under
Period	Shares Purchased	per Share	Plans or Programs	the Plans or Programs
July 1 – 31, 2011	176	$9.13	—	$9.9 million
August 1 – 31, 2011	—	—	—	$9.9 million
September 1 – 30, 2011			—	$9.9 million

Total	176	$—	—

(1)	The shares purchased represent shares surrendered in lieu of taxes under vesting of restricted stock awards.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	[Removed and Reserved]

ITEM 5.	Other Information
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. We do not believe that certain operations of our subsidiary, Excalibar Minerals LLC (“Excalibar”), are subject to the jurisdiction of the Mine Safety and Health Administration (“MSHA”) and we previously filed an action with MSHA requesting a transfer of regulatory jurisdiction for the operations of Excalibar to the Occupational Safety and Health Administration (“OSHA”). Our request to transfer regulatory jurisdiction for these operations from MSHA to OSHA has been denied. As a result, the four specialized barite and calcium carbonate grinding facilities operated by Excalibar and a gravel excavation facility formerly operated by the Mats and Integrated Services business were subject to the regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). As required by the reporting requirements regarding mine safety included in the Dodd-Frank Act, Exhibit 99.1 includes the information for the three months ended September 30, 2011 for each of the specialized facilities operated by our subsidiaries.

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

101*
The following materials from Newpark Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, are formatted in XBRL (Extensible Business Reporting Language) : (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) Notes to Unaudited Condensed Consolidates Financial Statements, tagged as a block of text.

*	Furnished and not “filed” herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

NEWPARK RESOURCES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2011
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

101*
The following materials from Newpark Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, are formatted in XBRL (Extensible Business Reporting Language) : (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) Notes to Unaudited Condensed Consolidates Financial Statements, tagged as a block of text.

*	Furnished and not “filed” herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.