Form 10-K
period 2011-12-31
NEWPARK RESOURCES INC
filed 2012-02-29
CIK 71829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                 to

Commission File Number 1-2960

Newpark Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1123385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Research Forest Drive, Suite 100 The Woodlands, Texas	77381 (Zip Code)
(Address of principal executive offices)

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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2011, was $815.5 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.

As of February 15, 2012, a total of 91,744,540 shares of Common Stock, $0.01 par value per share, were outstanding.

Documents Incorporated by Reference

Pursuant to General Instruction G(3) to this Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders.

NEWPARK RESOURCES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

General

Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. We are a diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration (“E&P”) industry. We operate our business through three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services. Our Fluids Systems and Engineering segment provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific. Our Mats and Integrated Services segment provides composite mat rentals, well site construction and related well site services to E&P customers in the U.S. We also sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry. Our Environmental Services segment processes and disposes of waste generated by the E&P customers along the U.S. Gulf Coast.

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

Industry Fundamentals

Historically, several factors have driven demand for our products and services, including the supply, demand and pricing of oil and gas commodities, which drive E&P drilling and development activity. Demand for most of our products and services is related to the level, type, depth and complexity of oil and gas drilling. The most widely accepted measure of activity for our North American operations is the Baker Hughes Rotary Rig Count. After several consecutive years of elevated North American drilling activity through 2008, the weak economic environment, the instability in the credit markets and declines in oil and natural gas commodity prices significantly impacted North American activity, reducing the average North American rig count from 2,261 in 2008 to 1,310 in 2009, before rebounding to 1,894 in 2010 and 2,298 in 2011. Outside of North America, drilling activity has remained more stable, as drilling activity in many countries is based upon longer term economic projections and multiple year drilling programs, which tend to minimize the impact of short term changes of commodity prices on overall drilling activity.

In our core North American markets, we have seen significant growth in drilling activity in deep shales and other hard rock formations with limited permeability in recent years. These formations are being exploited with advanced fracture stimulation technology, which facilitates production of oil and natural gas from these formations and drives higher drilling activities. In addition, there has been a significant shift in drilling activity mix between dry gas wells and liquid-rich or oil wells. Since 2008, the percentage of North American rigs drilling for natural gas has declined from approximately 80% of total rigs drilling to approximately 40% at the end of 2011, offset by a corresponding increase in liquid-rich or oil wells being drilled. This shift, which we believe is driven by the relative pricing of dry gas relative to oil and other liquids, has resulted in significant declines in certain regions, such as East Texas and North Louisiana, and significant increases in activity in other regions of the U.S., including North Dakota and West Texas. Also, in April 2010, the Deepwater Horizon drilling rig sank in the Gulf of Mexico after an explosion and fire, resulting in the discharge of oil from the well. Following the Deepwater Horizon oil spill, the Department of Interior of the U.S. government took several actions aimed at restricting and temporarily prohibiting certain drilling activity in the Gulf of Mexico. While the Department of Interior has since announced the formal end of the drilling moratorium placed in effect in May 2010, increased permitting requirements are applicable to both shallow water and deepwater drilling activities. As a result, drilling activity in the affected areas of the Gulf of Mexico has not yet recovered to first quarter 2010 levels, and the near-term outlook remains uncertain.

Internationally, we have seen continued growth in drilling activity, which is more heavily focused on oil, rather than natural gas exploration. The elevation of oil prices in recent years and the expectation of continued increases in world-wide demand have supported continued expansion of the international E&P activity, benefiting our operations in certain areas of Europe, North Africa and Brazil. In early 2011, several international markets in which we operate, including Tunisia and Libya experienced political unrest and our operations in Libya were temporarily shut down and currently remain idle. While the conditions have since improved in these markets, the near term outlook for operations in these areas remains uncertain and we cannot predict when our operations in Libya will restart.

Reportable Segments

Fluids Systems and Engineering

Our Fluids Systems and Engineering business offers customized solutions, including highly technical drilling projects involving complex subsurface conditions such as horizontal, directional, geologically deep or deep water drilling. These projects require increased monitoring and critical engineering support of the fluids system during the drilling process. We provide drilling fluids products and technical services to markets in North America, EMEA, Latin America, and following our April 2011 acquisition, the Asia Pacific region. We also provide completion services and equipment rental to customers in Oklahoma and Texas.

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

Raw Materials — We believe that our sources of supply for materials and equipment used in our drilling fluids business are adequate for our needs, however, we have recently experienced significant cost increases on barite ore. Our specialty milling operation is our primary supplier of barite used in our drilling fluids business. Our mills obtain raw barite ore under supply agreements from foreign sources, primarily China and India. During 2011, there has been a significant increase in world-wide demand for barite ore, and as result, we have experienced significant cost increases. In response to this development, we continue our efforts to maintain our profitability by identifying other economical sources of barite ore and adjusting our customer pricing to offset the inflationary cost increases that we are currently experiencing. We obtain other materials used in the drilling fluids business from various third party suppliers. We have encountered no serious shortages or delays in obtaining raw materials.

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

Customers — Our customers are principally major integrated and independent oil and gas E&P companies operating in the markets that we serve. During 2011, approximately 48% of segment revenues were derived from the 20 largest segment customers, and 67% of segment revenues were generated domestically. Typically, we perform services either under short-term standard contracts or under longer term “master” service agreements. As most agreements with our customers can be terminated upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See Note 12 Segment and Related Information in Item 8. Financial Statements and Supplementary Data for additional information on financial and geographic data.

Mats and Integrated Services

We provide mat rentals, location construction and related well site services to E&P customers in the Northeast U.S., onshore U.S. Gulf Coast, and Rocky Mountain regions, and mat rentals to the utility industry in the U.K. These mats provide environmental protection and ensure all-weather access to sites with unstable soil conditions.

We manufacture our DuraBaseTM composite mat system for sales as well as for use in our domestic and international rental operations. Our marketing efforts for this product remain focused in principal oil and gas industry markets which include the Asia Pacific, Latin America, EMEA, as well as markets outside the E&P sector in the U.S. and Europe. We believe these mats have worldwide applications outside our traditional oilfield market, primarily in infrastructure construction, maintenance and upgrades of electric utility transmission lines, military logistics and as temporary roads for movement of oversized or unusually heavy loads.

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

Technology — We have obtained patents related to several of the components utilized in our DuraBase mat system as well as our composite mat manufacturing process. Using proprietary technology and systems is an important aspect of our business strategy. We believe that these products provide us with a distinct advantage over our competition. We believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements also have competitive significance in the markets we serve.

Competition — Our market is fragmented and competitive, with many competitors providing various forms of site preparation products and services. We provide DuraBase composite mat systems to many customers, both domestic and international. The mat sales component of our business is not as fragmented as the oilfield services segment with only a few competitors providing various alternatives to our DuraBase mat products. This is due to many factors, including large capital start-up costs and proprietary technology associated with this product. We believe that the principal competitive factors in our businesses include product capabilities, price, reputation, and reliability. We also believe that our competitive position is enhanced by our proprietary products, services and experience.

Customers — Our customers are principally integrated and independent oil and gas E&P companies operating in the markets that we serve. During 2011, approximately 82% of our segment revenues were derived from the 20 largest segment customers, of which, the largest customer represented 26% of our segment revenues. Typically, we perform services either under short-term contracts or rental service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See Note 12 Segment and Related Information in Item 8. Financial Statements and Supplementary Data for additional information on financial and geographic data.

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

We are licensed to process E&P waste contaminated with naturally occurring radioactive material (“NORM”). We currently operate under a license that authorizes us to inject NORM directly into dedicated disposal wells at our Jefferson County facility. For more information on NORM, please refer to the discussion under Environmental Regulation below. We also dispose of non-hazardous industrial waste.

Technology — We use proprietary technology to dispose of E&P waste by low-pressure injection into unique geologic structures deep underground. We have patents covering our waste processing and injection operations which expire in 2014. We do not expect these expirations to have an impact on our operations. Our injection technology is distinguished from conventional methods in that it utilizes very low pressure to move the waste into the injection zone.

Competition — Our competition in this business consists of one large independent, R360 Environmental Solutions, and several smaller companies which utilize a variety of disposal methods and generally serve specific geographic markets. In addition, we face competition with our major customers, who continually re-evaluate their decision to use internal disposal methods, or a third-party disposal company, such as ours. We believe that the principal competitive factors in our businesses include price, reputation, location in relation to customer activity and reliability. We believe that we compete effectively on the basis of these factors.

Customers — Our customers are principally integrated and independent oil and gas E&P companies operating in the markets that we serve. During 2011, approximately 59% of our segment revenues were derived from the 20 largest segment customers, of which, the largest customer represented 19% of our segment revenues. All of our segment revenues are generated domestically. Typically, we perform services either under short-term standard contracts or under longer term service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See Note 12 Segment and Related Information in Item 8. Financial Statements and Supplementary Data for additional information on financial and geographic data.

Employees

At January 31, 2012, we employed 2,118 full and part-time personnel, none of which are represented by unions. We consider our relations with our employees to be satisfactory.

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

Our business is affected by governmental regulations relating to the oil and gas industry in general, as well as environmental, health and safety regulations that have specific application to our business. Our activities are impacted by various federal and state regulatory agencies, and provincial pollution control, health and safety programs that are administered and enforced by regulatory agencies. While our business activities were not directly subject to the drilling moratorium and increased permitting requirements imposed during 2010 following the Deepwater Horizon accident, both our drilling fluids and environmental services segments were impacted by these regulatory actions. Although the Department of Interior has since announced the formal end of the drilling moratorium, increased permitting requirements are applicable to both shallow water and deepwater drilling activities.

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

Barite is a naturally occurring mineral that constitutes a significant portion of our drilling fluids systems. We currently secure the majority of our barite ore from foreign sources, primarily China and India. The availability and cost of barite ore is dependent on factors beyond our control including transportation, political priorities and government imposed export fees in China as well as natural disasters such as the 2008 earthquake in Sichuan Province, China. During 2011, there has been a significant increase in world-wide demand for barite ore, and as result, we have experienced significant cost increases in barite ore sourced from China. Our operating costs in future periods may continue to increase as a result of the increased demand in barite ore and we may be unable to offset these cost increases with customer pricing, which may result in a reduction in future profitability. Further, the future supply of barite ore from existing sources could be inadequate to meet the current market demand, which could ultimately result in a reduction in industry activity, or our inability to meet our customer’s needs.

Our business is also highly dependent on our ability to attract and retain highly-skilled engineers, technical sales and service personnel. The market for these employees is very competitive, and if we cannot attract and retain quality personnel, our ability to compete effectively and to grow our business will be severely limited. Also, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force or an increase in our operating costs.

Risks Related to the Impact of Restrictions on Offshore Drilling Activity in the Gulf of Mexico

In April 2010, the Deepwater Horizon drilling rig sank in the Gulf of Mexico after an explosion and fire, resulting in the discharge of oil from the well. Following the Deepwater Horizon oil spill, the Department of Interior of the U.S. government took several actions aimed at restricting and temporarily prohibiting certain drilling activity in the Gulf of Mexico. While the Department of Interior has since announced the formal end of the drilling moratorium placed in effect in May 2010, increased permitting requirements are applicable to both shallow water and deepwater drilling activities. As a result, drilling activity in the affected areas of the Gulf of Mexico have not yet recovered to first quarter 2010 levels, and the near-term outlook remains uncertain.

In addition to the recent restrictions, we cannot predict whether changes in laws and regulations concerning operations in the Gulf of Mexico, or more generally throughout the U.S. will be enacted. Significant changes in regulations regarding future exploration and production activities in the Gulf of Mexico or other government or regulatory actions could reduce drilling and production activity, or increase the costs of our services, which could have a material adverse impact on our business.

Risks Related to our Customer Concentration and Cyclical Nature of the E&P Industry

We derive a significant portion of our revenues from companies in the E&P industry, and our customer base is highly concentrated in major integrated and independent oil and gas E&P companies operating in the markets that we serve. In 2011, approximately 44% of our consolidated revenues were derived from our 20 largest customers. While no single customer accounted for more than 10% of our consolidated revenues, one customer in our mats and integrated services segment accounted for 26% of segment revenues. The E&P industry is historically cyclical, with levels of activity generally affected by the following factors:

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

Risks Related to International Operations

We have significant operations outside of the United States, including certain areas of Canada, EMEA, Brazil, and Asia Pacific. In 2011, these international operations generated approximately 28% of our consolidated revenues. In addition, we may seek to expand to other areas outside the United States in the future. International operations are subject to a number of risks and uncertainties, including:

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

•

In addition, several of the markets in which we operate, including Italy, Romania, and Hungary are currently experiencing economic uncertainties, which could negatively impact our operations and profitability

In 2011, several international markets in which we operate, including Tunisia, Egypt and Libya experienced political unrest, which negatively impacted our operating results, including the temporary shut-down of our operations in Libya.

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

The markets for our products and services are dependent on the continued exploration for and production of fossil fuels (predominantly oil and natural gas). In December 2009, the U.S. Environmental Protection Agency (“EPA”) published findings that the emissions of carbon dioxide, methane and other greenhouse gases are contributing to the warming of the Earth’s atmosphere and other climatic changes, presenting an endangerment to human health and the environment. Further, federal legislation to reduce emissions of greenhouse gases has been considered and many states have taken measures to reduce greenhouse gas emissions. The EPA has adopted regulations that potentially limit greenhouse gas emissions and impose reporting obligations on large greenhouse gas emission sources. In addition, the EPA has proposed rules that could require reduction of certain air emissions during exploration and production of oil and gas. To the extent that laws and regulations enacted as part of climate change legislation increase the costs of drilling for or producing such fossil fuels, or reduce the demand for fossil fuels, such legislation could have a material adverse impact on our operations and profitability.

Hydraulic fracturing is an increasingly common practice used by E&P operators to stimulate production of hydrocarbons, particularly from shale oil and gas formations in the United States. The process of hydraulic fracturing, which involves the injection of sand laden fluids into oil and gas bearing zones, has come under increasing scrutiny from a variety of regulatory agencies, including the EPA and various state authorities. Several states have adopted regulations requiring operators to identify the chemicals used in fracturing operations. The EPA has commenced a study of the potential impact of hydraulic fracturing on drinking water, with the preliminary results expected to be released in 2012. Further, the EPA has announced plans to develop effluent limitations associated with wastewater generated by hydraulic fracturing. To the extent that any of these ongoing studies or initiatives lead to regulations which have the effect of limiting the use or availability of hydraulic fracturing, such developments could have a significant negative impact on the drilling activity levels of our customers, which, in turn, could have a material adverse effect on our business, results of operations or financial condition.

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

Risks Related to Potential Impairments of Long-lived Intangible Assets

As of December 31, 2011, our consolidated balance sheet includes $72.0 million in goodwill and $20.9 million of intangible assets, net. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently as the circumstances require, using a combination of market multiple and discounted cash flow approaches. In completing this annual evaluation during the fourth quarter of 2011, we determined that no reporting unit has a fair value below its net carrying value, and therefore, no impairment is required. However, if the financial performance or future projections for our operating segments deteriorate from current levels, a future impairment of goodwill or indefinite-lived intangible assets may be required, which would negatively impact our financial results, in the period of impairment.

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

Risks Related to Severe Weather, Particularly in the U.S. Gulf Coast

Approximately 24% of our consolidated revenue in 2011 was generated in market areas in the U.S. Gulf of Mexico and related near-shore areas, which are susceptible to hurricanes and other adverse weather events, such as those which occurred in 2005 and 2008. These weather events can disrupt our operations and result in damage to our properties, as well as negatively impact the activity and financial condition of our customers. Our business may be adversely affected by these and other negative effects of future hurricanes or other adverse weather events.

Risks Related to Capital Investments and Business Acquisitions

Our ability to successfully execute our business strategy will depend, among other things, on our ability to make capital investments and acquisitions which provide us with financial benefits. Our 2012 capital expenditures are expected to be approximately $50-$60 million, including additional investments in our manufacturing and research and development facilities, expansion of our field equipment, as well as additions to our composite mat rental fleet. These anticipated investments, along with any future investments, are subject to a number of risks and uncertainties, including:

•	incorrect assumptions regarding the future benefits or results from our capital investments, any of acquired operations or assets

•	failure to complete a planned acquisition transaction or to successfully integrate the operations or management of any acquired businesses or assets in a timely manner

•	diversion of management’s attention from existing operations or other priorities

•	unanticipated disruptions to our business associated with the implementation of our enterprise-wide operational and financial system

•	failure of new enterprise-wide operational and financial system to function as intended

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

We lease office space to support our operating segments as well as our corporate offices. This leased space is located in The Woodlands and Houston, Texas, Lafayette, Louisiana, Calgary, Alberta, Rome, Italy and Rio de Janeiro, Brazil. We also own office space in Oklahoma City, Oklahoma and Perth, Australia. All material domestic owned properties are subject to our Second Amended and Restated Credit Agreement (“Credit Amendment”).

Fluids Systems & Engineering.     We own six warehouse facilities and have 21 leased warehouses and seven contract warehouses to support our customers and operations in the U.S. We own two warehouse facilities in Western Canada to support our Canadian operations. Additionally, we lease 20 warehouses and own one warehouse in the EMEA region, lease seven warehouses in Brazil, and own one warehouse and lease 11 warehouses in the Asia Pacific region to support our international operations.

We operate four specialty product grinding facilities in the U.S. These facilities are located in Houston, Texas on approximately 18 acres of owned land, in New Iberia, Louisiana on 15.7 acres of leased land, in Corpus Christi, Texas on 6 acres of leased land, and in Dyersburg, Tennessee on 13.2 acres of owned land.

Mats & Integrated Services.     We own approximately 41,000 square feet of office and industrial space on 18 acres of land in Carencro, Louisiana, which houses manufacturing facilities for this segment. We also lease five sites, throughout Texas, Louisiana, Colorado, and Pennsylvania which serve as bases for our well site service activities. Additionally, we own six facilities which are located in Louisiana, Texas, and Colorado to support field operations.

Environmental Services.     We lease a 4.6 acre E&P waste processing and transfer facility in Port Arthur, Texas. We own three injection disposal sites located in Jefferson County, Texas with two of those properties immediately adjacent to each other, one 47 acre site for NORM disposal with five caprock injection wells and a 130 acre site for our industrial injection operation with two caprock injection wells. The remaining site consists of our nonhazardous oilfield waste processing and injection operations. This site is on 400+ acres and has 11 caprock injection wells and a disposal cavern. In addition, we own three facilities in West Texas on a total of approximately 80 acres of land. Additionally, we have six leased receiving facilities to support our injection and waste disposal services.

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

ITEM 4.	Mine Safety Disclosures

The information concerning mine safety violations and other regulatory matters required by section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 of this Annual Report on Form 10-K, which is incorporated by reference.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “NR.”

The following table sets forth the range of the high and low sales prices for our common stock for the periods indicated:

Period	High	Low
2011
Fourth Quarter	$9.87	$5.19
Third Quarter	$10.09	$6.07
Second Quarter	$10.00	$6.60
First Quarter	$7.99	$5.52
2010
Fourth Quarter	$8.90	$5.12
Third Quarter	$9.50	$5.97
Second Quarter	$8.05	$5.18
First Quarter	$5.85	$3.60

As of February 1, 2012, we had 1,672 stockholders of record as determined by our transfer agent.

During 2008, our Board of Directors approved a plan authorizing our repurchase of up to $25 million of outstanding common stock, of which $9.9 million remains available. No repurchases were made under this program during 2009 and 2010 and we no longer intend to purchase shares under this program. In February 2012, our Board of Directors authorized a new stock repurchase program of up to $50 million of outstanding common stock. We have not made any repurchases under the recently approved stock repurchase program as of the date of this annual report.

During 2011, 2010 and 2009 we repurchased $0.6 million, $0.2 million and $0.3 million of shares surrendered in lieu of taxes under vesting of restricted stock awards, respectively. We have not paid any dividends during the two recent fiscal years or any subsequent interim period, and we do not intend to pay any cash dividends in the foreseeable future. In addition, our credit facilities contain covenants which limit the payment of dividends on our common stock.

The following table details our repurchases of shares of our common stock for the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs(2)
October 1 — 31, 2011	—	$—	—	$9.9 million
November 1 — 30, 2011	5,047	$8.93	—	$9.9 million
December 1 — 31, 2011	—	—	—	$9.9 million

Total	5,047	$8.93	—

(1)	The shares purchased represent shares surrendered in lieu of taxes under vesting of restricted stock awards.
(2)	The value of shares that may be repurchased reflect the value available under the 2008 program. We no longer intend to make any repurchases under the 2008 program and in February 2012 our Board of Directors approved a new stock repurchase program of up to $50 million of outstanding common stock.

Performance Graph

The following graph reflects a comparison of the cumulative total stockholder return of our common stock from January 1, 2007 through December 31, 2011, with the New York Stock Exchange Market Value Index, a broad equity market index, and the Morningstar Oil & Gas Equipment & Services Index, an industry group index. The graph assumes the investment of $100 on January 1, 2007 in our common stock and each index and the reinvestment of all dividends, if any. This information shall be deemed furnished not filed, in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Exchange Act of 1933, or the Securities Act of 1934, except to the extent we specifically incorporate it by reference.

The Hemscott Oil & Gas Equipment/Services Index, the industry group index previously used in our performance graph is no longer available due to Morningstar’s acquisition of Hemscott, and it has been replaced in the performance graph with Morningstar’s Oil and Gas E&P Industry index, an index deemed to be the closest fit by composition and construction.

ITEM 6.	Selected Financial Data

The selected consolidated historical financial data presented below for the five years ended December 31, 2011 is derived from our consolidated financial statements and is not necessarily indicative of results to be expected in the future.

The following data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 7 and 8 below.

	As of and for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except share data)
Consolidated Statements of Operations:
Revenues	$958,180	$715,954	$490,275	$858,350	$671,207
Operating income (loss)	132,764	78,004	(15,325)	71,496	66,403
Interest expense, net	9,226	10,267	9,334	10,881	20,251

Income (loss) from continuing operations	$80,017	$41,626	$(20,573)	$39,300	$31,763
Loss from discontinued operations, net of tax	—	—	—	(842)	(3,488)
Loss from disposal of discontinued operations, net of taxes	—	—	—	—	(1,613)

Net income (loss)	$80,017	$41,626	$(20,573)	$38,458	$26,662

Net income (loss) per common share (basic):
Income (loss) from continuing operations	$0.89	$0.47	$(0.23)	$0.44	$0.35
Net income (loss) per common share	$0.89	$0.47	$(0.23)	$0.43	$0.30

Net income (loss) per common share (diluted):
Income (loss) from continuing operations	$0.80	$0.46	$(0.23)	$0.44	$0.35
Net income (loss) per common share	$0.80	$0.46	$(0.23)	$0.43	$0.29

Consolidated Balance Sheet Data:
Working capital	$406,976	$329,371	$163,110	$253,136	$214,890
Total assets	886,837	737,342	585,114	713,679	643,493
Foreign bank lines of credit	2,174	1,458	6,901	11,302	7,297
Current maturities of long-term debt	58	148	10,319	10,391	11,565
Long-term debt, less current portion	189,876	172,987	105,810	166,461	158,616
Stockholders’ equity	497,846	417,347	368,022	377,882	360,664

Consolidated Cash Flow Data:
Net cash (used in) provided by operations	$(13,558)	$31,476	$88,819	$28,687	$68,171
Net cash used in investing activities	(63,150)	(10,549)	(17,144)	(23,168)	(40,292)
Net cash provided by (used in) financing activities	18,338	50,621	(66,265)	(2,062)	(35,649)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

Overview

We are a diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration (“E&P”) industry. We operate our business through three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services. Our Fluids Systems and Engineering segment, which generated 83% of consolidated revenues in 2011, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and following our April 2011 acquisition (as described below), Asia Pacific.

Our Mats and Integrated Services segment, which generated 12% of consolidated revenues in 2011, provides composite mat rentals, well site construction and related well site services to E&P customers in the U.S. We also sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry. Our Environmental Services segment, which generated 5% of consolidated revenues in 2011, processes and disposes of waste generated by E&P customers along the U.S. Gulf Coast. While we continue to expand our operations globally, particularly in our Fluids Systems and Engineering segment, our North American operations generated 77% of consolidated revenues in 2011.

During 2011, we have continued the North American roll-out of EvolutionTM, our high performance water-based drilling fluid system launched in 2010, which we believe provides superior performance and environmental benefits to our customers, as compared to traditional fluids systems used in the industry. After the initial introduction into the Haynesville shale last year, the system is now being used by customers in several major North American drilling basins. Revenues from wells using the Evolution system were approximately $67 million in 2011.

In April 2011, we completed the acquisition of the drilling fluids and engineering services business from Rheochem PLC, a publicly-traded Australian-based oil and gas company. The acquired business provides drilling fluids and related engineering services with operations in Australia, New Zealand and India. Total cash paid was AUD$27.2 million ($28.8 million), including post-closing payments of AUD$0.8 million ($0.8 million) based on a true-up of the final working capital conveyed at closing and AUD$2.0 million ($2.1 million) related to a six month earn-out provision in the agreement. Additional consideration may also be payable based on financial results of the acquired business over a one year earn-out period, up to a maximum additional consideration of AUD$19.3 million (approximately $19.6 million at the current exchange rate). Following the April acquisition, this business generated $24.6 million of revenues in 2011.

Our operating results depend, to a large extent, on oil and gas drilling activity levels in the markets we serve, as well as the depth of drilling, which governs the revenue potential of each well. The drilling activity in turn, depends on oil and gas commodity pricing, inventory levels and demand, and regulatory actions, such as those affecting operations in the Gulf of Mexico in 2010 and 2011.

Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the last three years ended December 31 is as follows:

	Year ended December 31,			2011 vs 2010		2010 vs 2009
	2011	2010	2009	Count	%	Count	%
U.S. Rig Count	1,879	1,546	1,087	333	22%	459	42%
Canadian Rig Count	419	348	223	71	20%	125	56%

Total	2,298	1,894	1,310	404	21%	584	45%

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

In April 2010, the Deepwater Horizon drilling rig sank in the Gulf of Mexico after an explosion and fire, resulting in the discharge of oil from the well. Following the Deepwater Horizon oil spill, the Department of Interior of the U.S. government took several actions aimed at restricting and temporarily prohibiting certain drilling activity in the Gulf of Mexico. While the Department of Interior has since announced the formal end of the drilling moratorium placed in effect in May 2010, increased permitting requirements are applicable to both shallow water and deepwater drilling activities. As a result, drilling activity in the affected areas of the Gulf of Mexico have not yet recovered to first quarter 2010 levels, and the near-term outlook remains uncertain.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated Results of Operations

Summarized results of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010 are as follows:

	Year Ended December 31,		2011 vs 2010
	2011	2010	$	%
	(In thousands)
Revenues	$958,180	$715,954	$242,226	34%
Cost of revenues	744,176	576,920	167,256	29%
Selling, general and administrative expenses	81,672	64,157	17,515	27%
Other operating income, net	(432)	(3,127)	2,695	(86%)

Operating income	132,764	78,004	54,760	70%

Foreign currency exchange loss (gain)	522	(1,134)	1,656	(146%)
Interest expense, net	9,226	10,267	(1,041)	(10%)

Income from operations before income taxes	123,016	68,871	54,145	79%
Provision for income taxes	42,999	27,245	15,754	58%

Net income	$80,017	$41,626	$38,391	92%

Revenues

Revenues increased 34% to $958.2 million in 2011, compared to $716.0 million in 2010. This $242.2 million improvement includes a $201.3 million (37%) increase in revenues in North America, largely driven by the 21% improvement in the North America rig count. Revenues from our international operations increased by $40.9 million (23%) reflecting the contribution of the Asia Pacific region, following our April 2011 acquisition, along with continued growth in Brazil. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of Revenues

Cost of revenues increased 29% to $744.2 million in 2011, as compared to $576.9 million in 2010. The increase is primarily driven by the 34% increase in revenues. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $17.5 million to $81.7 million in 2011 from $64.2 million in 2010. The increase includes a $3.6 million increase in performance-based employee incentive compensation expense. In addition, 2011 includes $3.2 million of expenses incurred within the acquired Asia Pacific business, $1.0 million of transaction-related expenditures for this acquisition, $2.5 million of costs associated with strategic planning projects, and $2.3 million of implementation expenses associated with an operational and financial system conversion in the U.S. operations. The remainder of the increase is primarily attributable to additional costs required to support the increase in revenues.

Other Operating Income, Net

Other operating income was $0.4 million in 2011, compared to $3.1 million in 2010. The 2010 results included a $3.1 million gain, reflecting net proceeds from the settlement of a lawsuit and proceeds from the insurance claims in our Mats and Integrated Services segment.

Foreign Currency Exchange

Foreign currency exchange was a $0.5 million loss in 2011, compared to a $1.1 million gain in 2010, and primarily reflects the impact of currency translations on assets and liabilities held in our foreign operations that are denominated in currencies other than functional currencies. Our foreign operations have a portion of their cash and accounts receivable that are denominated in U.S. dollars. During 2010, our foreign currency exchange transactions were favorably impacted by the weakening U.S. dollar as compared to other currencies in our foreign operations, while 2011 was negatively impacted by the strengthening U.S. dollar.

Interest Expense

Interest expense decreased to $9.2 million in 2011, compared to $10.3 million in 2010. The 2010 fiscal year included a $1.2 million charge for the termination of our interest rate swap agreements. See Liquidity and Capital Resources below for additional information.

Provision for Income Taxes

The provision for income taxes for 2011 was $43.0 million, reflecting an effective tax rate of 35.0%, compared to $27.2 million in 2010, reflecting an effective tax rate of 39.6%. The high effective tax rate in 2010 was due to losses generated in Brazil for which the recording of a tax benefit was not permitted.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year ended December 31,		2011 vs 2010
	2011	2010	$	%
Revenues	(In thousands)
Fluids systems and engineering	$798,957	$597,795	$201,162	34%
Mats and integrated services	110,411	69,397	41,014	59%
Environmental services	48,812	48,762	50	0%

Total revenues	$958,180	$715,954	$242,226	34%

Operating income (loss)
Fluids systems and engineering	$90,683	$56,234	$34,449
Mats and integrated services	52,678	26,684	25,994
Environmental services	11,909	13,447	(1,538)
Corporate office	(22,506)	(18,361)	(4,145)

Operating income	$132,764	$78,004	$54,760

Segment operating margin
Fluids systems and engineering	11.4%	9.4%
Mats and integrated services	47.7%	38.5%
Environmental services	24.4%	27.6%

Fluids Systems and Engineering

Revenues

Total revenues for this segment consisted of the following:

	Year ended December 31,		2011 vs 2010
	2011	2010	$	%
	(In thousands)
United States	$533,629	$402,106	$131,523	33%
Canada	51,712	23,021	28,691	125%

Total North America	585,341	425,127	160,214	38%
EMEA	113,386	111,416	1,970	2%
Latin America	75,642	61,252	14,390	23%
Asia Pacific	24,588	—	24,588	—

Total	$798,957	$597,795	$201,162	34%

North America revenues increased 38% to $585.3 million in 2011, as compared to $425.1 million in 2010, largely attributable to the 22% increase in the U.S. rig count, a 20% increase in the Canadian rig count, along with market share improvements in Canada and several U.S. regions.

Internationally, revenues were up 24% to $213.6 million in 2011, as compared to $172.7 million in 2010. This increase includes $24.6 million of revenues from our Asia Pacific region following the April 2011 acquisition described above and a $14.4 million increase in Brazil, primarily attributable to the continued ramp-up of activity under our long-term contract with Petrobras. EMEA revenues increased $2.0 million, as a $13.4 million increase in Eastern Europe and a $5.9 million increase in Algeria was largely offset by declines in other markets, including a $5.9 million decline in Tunisia attributable to a reduction in customer activity, and a $10.0 million decline in Libya due to the political and social unrest in that country.

Operating Income

Operating income for this segment was $90.7 million reflecting an operating margin of 11.4% in 2011, compared to $56.2 million and a 9.4% operating margin in 2010. Of this $34.4 million improvement, our North American operating income increased $28.0 million on a $160.2 million increase in revenues, reflecting an 18% incremental margin. Compared to historical experience which is typically in the 20% to 30% range, the low incremental margin is the result of a greater mix of low margin products in 2011, as compared to 2010. Our product mix typically fluctuates from period to period based on the specific customer activities and needs in the period.

Our international operations generated a $6.5 million increase in operating income on a $40.9 million increase in revenues, reflecting a 16% incremental margin. The low incremental margin is partially due to the acquisition of our Asia Pacific business unit in the second quarter of 2011, which generated $2.3 million of operating income in 2011. In addition, operating income of our international operations was negatively impacted in 2011 by a $2.3 million provision for an allowance of a customer receivable in North Africa.

Our consolidated balance sheet as of December 31, 2011 includes $11.2 million of long-lived assets within our Brazil operation, of which $10.1 million consists of property, plant and equipment. In 2011, our Brazil operation generated full year operating income of $0.7 million, after generating a loss of $3.1 million in 2010. While the operating results from this operation are expected to improve in the future, as they did in 2011, and management currently believes that the carrying value of the long-lived assets is recoverable, an impairment of the long-lived assets in a future period is possible if current expectations change and management’s outlook for the Brazil operation deteriorates.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	Year ended December 31,		2011 vs 2010
	2011	2010	$	%
	(In thousands)
Mat rental and integrated services	$68,579	$45,945	$22,634	49%
Mat sales	41,832	23,452	18,380	78%

Total	$110,411	$69,397	$41,014	59%

Mat rental and integrated services revenues increased $22.6 million, including a $12.1 million increase in the Northeast U.S., a $5.8 million increase in the Gulf Coast and $4.8 million increase in the Rocky Mountain region. The increase is primarily driven by higher demand for our DurabaseTM composite mats, which provide environmental protection and soil stability at the drilling sites.

Mat sales also increased $18.4 million, due to increasing demand for our DurabaseTM composite mat products from international E&P customers and other industries.

Operating Income

Segment operating income increased by $26.0 million on the $41.0 million increase in revenues, reflecting an incremental margin of 63%. The high incremental margin, relative to recent historical experience, is primarily attributable to the significant increase in mat rental revenues. Incremental margins on mat rentals are stronger than mat sales or service activities, due to the fixed nature of operating expenses, including depreciation expense on our rental mat fleet.

In July 2011, our largest customer in the Northeast U.S. region informed us that they were significantly reducing the number of rental mats utilized on their drilling sites, and during the second half of 2011, approximately 45% of our rental mats in this region have been re-deployed to meet customer demands in other regions of the U.S. market. As mats are re-deployed, the rental pricing in these other regions has been lower than our historical pricing in the Northeast U.S. region. As a result, we expect operating margins in this business to be lower in 2012, as compared to 2011.

Environmental Services

Revenues

Total revenues for this segment consisted of the following:

	Year ended December 31,		2011 vs 2010
	2011	2010	$	%
	(In thousands)
E&P waste	$37,974	$39,169	$(1,195)	(3%)
NORM and industrial waste	10,838	9,593	1,245	13%

Total	$48,812	$48,762	$50	0%

Environmental services revenues were $48.8 million in both 2011 and 2010. Revenues in 2010 included $10.5 million generated from disposals associated with the April 2010 Deepwater Horizon oil spill. The loss of this revenue in 2011 was offset by market share gains and increased activity in oilfield waste disposals from state water and inland locations, along with a $1.2 million increase in NORM and industrial waste disposals. Although the outlook for the Gulf of Mexico remains uncertain, drilling activity appears to be increasing, and E&P waste should be expected to increase as well.

Operating Income

Operating income for this segment decreased by $1.5 million from 2010 to 2011, primarily due to a $0.5 million increase in transportation costs, due to a higher mix of inland waste disposals in 2011, and a $0.7 million non-cash charge in 2011 for the abandonment of a disposal well.

Corporate office

Corporate office expenses increased $4.1 million to $22.5 million in 2011, compared to $18.4 million in 2010. The increase includes a $2.3 million increase in employee compensation, primarily attributable to a $1.6 million increase in employee incentives, along with $1.0 million of transaction-related expenses associated with the April 2011 acquisition described above.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Consolidated Results of Operations

Summarized results of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009 are as follows:

	Year Ended December 31,		2010 vs 2009
	2010	2009	$	%
	(In thousands)
Revenues	$715,954	$490,275	$225,679	46%
Cost of revenues	576,920	447,624	129,296	29%
Selling, general and administrative expenses	64,157	61,205	2,952	5%
Other operating income, net	(3,127)	(3,229)	102	(3%)

Operating income (loss)	78,004	(15,325)	93,329	NM
Foreign currency exchange gain	(1,134)	(1,870)	736	(39%)
Interest expense, net	10,267	9,334	933	10%

Income (loss) from operations before income taxes	68,871	(22,789)	91,660	NM
Provision for income taxes	27,245	(2,216)	29,461	NM

Net income (loss)	$41,626	$(20,573)	$62,199	NM

NM—not meaningful

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

Interest Expense

Interest expense increased to $10.3 million in 2010, compared to $9.3 million in 2009. 2010 included a $1.2 million charge for the termination of our interest rate swap agreements associated with the term loan. The remaining interest expense was $9.1 million in 2010, reflecting a $0.2 million decrease from 2009. See Liquidity and Capital Resources below for additional information.

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

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year ended December 31,		2010 vs 2009
	2010	2009	$	%
	(In thousands)
Revenues
Fluids systems and engineering	$597,795	$409,450	$188,345	46%
Mats and integrated services	69,397	37,476	31,921	85%
Environmental services	48,762	43,349	5,413	12%

Total revenues	$715,954	$490,275	$225,679	46%

Operating income (loss)
Fluids systems and engineering	$56,234	$1,994	$54,240
Mats and integrated services	26,684	(7,840)	34,524
Environmental services	13,447	7,711	5,736
Corporate office	(18,361)	(17,190)	(1,171)

Operating income (loss)	$78,004	$(15,325)	$93,329

Segment operating margin
Fluids systems and engineering	9.4%	0.5%
Mats and integrated services	38.5%	(20.9%)
Environmental services	27.6%	17.8%

Fluids Systems and Engineering

Revenues

Total revenues for this segment consisted of the following:

	Year ended December 31,		2010 vs 2009
	2010	2009	$	%
	(In thousands)
United States	$402,106	$255,681	$146,425	57%
Canada	23,021	12,369	10,652	86%

Total North America	425,127	268,050	157,077	59%
EMEA	111,416	115,926	(4,510)	(4%)
Latin America	61,252	25,474	35,778	140%

Total	$597,795	$409,450	$188,345	46%

North American revenues increased 59% to $425.1 million for 2010, as compared to $268.0 million for 2009, which is largely attributable to the 42% increase in the U.S. rig count, along with expansion in the Northeast U.S. region and market share gains in East Texas and North Louisiana.

Internationally, revenues were up 22% to $172.7 million for 2010, as compared to $141.4 million for 2009, primarily due to a $35.8 million increase from Brazil resulting from continued market share gains. EMEA revenue is down 4% primarily due to the impact of the strengthening U.S. dollar, as revenues were relatively unchanged in local currency terms.

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

Environmental Services

Revenues

Total revenues for this segment consisted of the following:

	Year ended December 31,		2010 vs 2009
	2010	2009	$	%
	(In thousands)
E&P waste	$39,169	$32,459	$6,710	21%
NORM and industrial waste	9,593	10,890	(1,297)	(12%)

Total	$48,762	$43,349	$5,413	12%

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

Liquidity and Capital Resources

Net cash used in operating activities during 2011 totaled $13.6 million. Net income adjusted for non-cash items provided $143.2 million of cash during the period, while changes in operating assets and liabilities used $156.7 million of cash. Increases in accounts receivable used $135.3 million of cash in 2011, due to higher revenue levels, along with customer billing delays experienced in our Fluid Systems and Engineering U.S. operations, following our fourth quarter 2011 operational and financial system conversion. The changes in operating assets and liabilities during the period also include $48.1 million in increases in inventories, partially offset by a $30.4 million increase in accounts payable, driven by higher revenue levels.

Net cash used in investing activities during 2011 was $63.2 million, which included $26.8 million for the acquisition of the drilling fluids and engineering services business from Rheochecm PLC. In addition, capital expenditures were $36.9 million, including $11.5 million on the implementation of an operational and financial system, $11.5 million in the U.S. operations of the fluids systems and engineering segment, primarily related to replacement of field equipment, and $7.6 million in the mats and integrated services segment, primarily related to the expansion of the rental mat fleet. Net cash provided by financing activities during 2011 was $18.3 million, primarily reflecting net borrowings under lines of credit.

We anticipate that our working capital requirements for our operations will decline in the near term due to expected reductions in accounts receivable from the elevated levels at December 31, 2011. We expect total 2012 capital expenditures to range between $50 million to $60 million. The Rheochem acquisition also contains a one-year earn-out provision, under which we are obligated to pay additional consideration in the first half of 2012, up to a maximum of AUD$19.3 million (approximately $19.6 million at the current exchange rate), in addition to amounts already paid. We expect our $25.2 million of cash on-hand at December 31, 2011, along with cash generated by operations and availability under our existing credit agreement to be adequate to fund our anticipated capital needs during the next 12 months.

Our capitalization was as follows as of December 31:

	2011	2010
	(In thousands)
Senior Notes	$172,500	$172,500
Revolving credit facility	17,000	—
Other	2,608	2,093

Total	192,108	174,593
Stockholder’s equity	497,846	417,347

Total capitalization	$689,954	$591,940

Total debt to capitalization	27.8%	29.5%

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $125.0 million revolving credit facility. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes prior to their maturity date.

In November 2011, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a $125 million revolving loan facility available for borrowings and letters of credit and expires in November 2016. Under the terms of the Credit Agreement, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 300 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 200 basis points. The applicable margin on LIBOR borrowings on December 31, 2011 was 200 basis points. In addition, we are required to pay a commitment fee on the unused portion of the Facility of 37.5 basis points. The Credit Facility contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of December 31, 2011.

At December 31, 2011, $17.0 million was outstanding under the Credit Agreement, and $14.0 million in letters of credit were issued and outstanding under the Credit Agreement leaving $94.0 million of availability at December 31, 2011. Additionally, we had $0.7 million in letters of credit outstanding relating to foreign operations.

The Facility is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

Our foreign Fluid Systems and Engineering subsidiaries in Italy and Brazil maintain local credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs, as well as to reduce the net investment in foreign operations subject to foreign currency risk. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was 3.54% and 2.26% on total outstanding balances of $2.2 million and $1.5 million at December 31, 2011 and 2010, respectively.

Off-Balance Sheet Arrangements

In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $3.6 million at December 31, 2011 and 2010. We also had $8.6 million in guarantee obligations in connection with facility closure bonds and other performance bonds issued by insurance companies outstanding as of December 31, 2011 and 2010.

Other than normal operating leases for office and warehouse space, barges, rolling stock and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Contractual Obligations

A summary of our outstanding contractual and other obligations and commitments at December 31, 2011 is as follows:

	2012	2013-2014	2015-2016	Thereafter	Total
	(In thousands)
Current maturities of long term debt	$58	$—	$—	$—	$58
Long-term debt including capital leases	—	130	246	189,500	189,876
Interest on 4.0% Senior Notes	—	13,800	13,800	12,094	39,694
Foreign bank lines of credit	2,174	—	—	—	2,174
Operating leases	14,398	10,753	3,707	1,194	30,052
Trade accounts payable and accrued liabilities	144,611	—	—	—	144,611
Purchase commitments, not accrued	595	—	—	—	595
Other long-term liabilities	—	—	—	5,428	5,428
Performance bond obligations	6,091	2,548	—	—	8,639
Letter of credit commitments	13,966	—	—	—	13,966

Total contractual obligations	$181,893	$27,231	$17,753	$208,216	$435,093

The above table does not reflect expected tax payments and uncertain tax positions due to the inability to make a reasonably reliable estimate of the timing and amount to be paid. For additional discussion on uncertain tax positions, see “Note 8 — Income Taxes” to our Notes to Consolidated Financial Statements included in Part II Item 8 in this report.

We anticipate that the obligations and commitments listed above that are due in less than one year will be paid from operating cash flows, available cash on-hand, and availability under our existing credit agreement. The specific timing of settlement for certain long-term obligations cannot be reasonably estimated.

Critical Accounting Policies

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted within the United States (“U.S. GAAP”), which requires us to make assumptions, estimates and judgments that affect the amounts and disclosures reported. Significant estimates used in preparing our consolidated financial statements include the following: allowances for product returns, allowances for doubtful accounts, reserves for self-insured retentions under insurance programs, estimated performance and values associated with employee incentive programs, fair values used for goodwill impairment testing, undiscounted cash flows used for impairment testing of long-lived assets and valuation allowances for deferred tax assets. Note 1 to the consolidated financial statements contains the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

We believe the critical accounting policies described below affect our more significant judgments and estimates used in preparing our consolidated financial statements.

Allowance for Doubtful Accounts

Reserves for uncollectible accounts receivable are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable. The majority of our revenues are from mid-sized and international oil companies as well as government-owned or government-controlled oil companies, and we have receivables in several foreign jurisdictions. Changes in the financial condition of our customers or political changes in foreign jurisdictions could cause our customers to be unable to repay these receivables, resulting in additional allowances. For 2011, 2010 and 2009, provisions for uncollectible accounts receivable were $2.4 million, $0.5 million and $2.3 million, respectively.

Allowance for Product Returns

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

We determine the impairment of goodwill by comparing the carrying amounts of our reporting units with fair values, which we estimate using a combination of a market multiple and discounted cash flow approach. In completing our November 1, 2011 evaluation, we determined that each reporting unit’s fair value was substantially in excess of the net carrying value and therefore, no impairment was required.

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

Insurance

We maintain reserves for estimated future payments associated with our self-insured employee healthcare programs, as well as the self-insured retention exposures under our general liability, auto liability and workers compensation insurance policies. Our reserves are determined based on historical cost experience under these programs, including estimated development of known claims under these programs and estimated incurred-but-not-reported claims. Required reserves could change significantly based upon changes in insurance coverage, loss experience or inflationary impacts. As of December 31, 2011 and 2010, total insurance reserves were $4.4 million and $3.7 million, respectively.

Income Taxes

We have total deferred tax assets of $36.3 million at December 31, 2011. A valuation allowance must be established to offset a deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. At December 31, 2011, a total valuation allowance of $16.7 million was recorded, substantially all of which offsets $15.5 million of net operating loss carryforwards for state tax purposes, as well as foreign jurisdictions, including Brazil and Mexico. Changes in the expected future generation of qualifying taxable income within these jurisdictions or in the realizability of other tax assets may result in an adjustment to the valuation allowance, which would be charged or credited to income in the period this determination was made. Specifically, we have a $4.3 million valuation allowance recorded on the net operating loss carryforward in Brazil which could be reversed in the future, depending on our ability to generate taxable income.

New Accounting Standards

In September 2011, the Financial Accounting Standards Board issued additional guidance regarding intangibles and goodwill impairment testing. The objective of the additional guidance is to simplify how entities test goodwill for impairment. Under the new requirements, we will have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, further quantitative testing is not required. The changes in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this additional guidance to have a material effect on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.

Interest Rate Risk

At December 31, 2011, we had total debt outstanding of $192.1 million, including $172.5 million of borrowings under our Senior Notes, bearing interest at a fixed rate of 4.0%. Variable rate debt totaled $19.6 million which included $17.0 million outstanding under our revolving credit facility and $2.6 million of borrowings under foreign bank lines of credit. Due to the limited borrowing currently outstanding under variable rate agreements, interest rate risk is minimal.

Foreign Currency

Our principal foreign operations are conducted in certain areas of EMEA, Brazil, Asia Pacific, Canada, U.K. and Mexico. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate which include European euros, Australian dollars, Canadian dollars and Brazilian reais. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments.

Unremitted foreign earnings permanently reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $84.7 million and $67.9 million at December 31, 2011 and 2010, respectively. We have the ability and intent to leave these foreign earnings permanently reinvested abroad.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Newpark Resources, Inc.

The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Houston, Texas

February 29, 2012

Newpark Resources, Inc.

Consolidated Balance Sheets

December 31,

	2011	2010
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$25,247	$83,010
Receivables, net	328,590	196,799
Inventories	175,929	123,028
Deferred tax asset	13,224	27,654
Prepaid expenses and other current assets	10,828	10,036

Total current assets	553,818	440,527
Property, plant and equipment, net	231,055	212,655
Goodwill	71,970	62,307
Other intangible assets, net	20,850	13,072
Other assets	9,144	8,781

Total assets	$886,837	$737,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$2,232	$1,606
Accounts payable	97,168	66,316
Accrued liabilities	47,443	43,234

Total current liabilities	146,843	111,156
Long-term debt, less current portion	189,876	172,987
Deferred tax liability	46,844	31,549
Other noncurrent liabilities	5,428	4,303

Total liabilities	388,991	319,995
Commitments and contingencies (Note 14)
Common stock, $0.01 par value, 200,000,000 shares authorized and 94,497,526 and 93,143,102 shares issued, respectively	945	931
Paid-in capital	477,204	468,503
Accumulated other comprehensive income	789	8,581
Retained earnings (deficit)	34,983	(45,034)
Treasury stock, at cost; 2,803,987 and 2,766,912 shares, respectively	(16,075)	(15,634)

Total stockholders’ equity	497,846	417,347

Total liabilities and stockholders' equity	$886,837	$737,342

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Operations

Years Ended December 31,

	2011	2010	2009
	(In thousands, except per share data)
Revenues	$958,180	$715,954	$490,275

Cost of revenues	744,176	576,920	447,624
Selling, general and administrative expenses	81,672	64,157	61,205
Other operating income, net	(432)	(3,127)	(3,229)

Operating income (loss)	132,764	78,004	(15,325)

Foreign currency exchange loss (gain)	522	(1,134)	(1,870)
Interest expense, net	9,226	10,267	9,334

Income (loss) from operations before income taxes	123,016	68,871	(22,789)
Provision for income taxes	42,999	27,245	(2,216)

Net income (loss)	$80,017	$41,626	$(20,573)

Income (loss) per common share — basic:	$0.89	$0.47	$(0.23)
Income (loss) per common share — diluted:	$0.80	$0.46	$(0.23)

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31,

	2011	2010	2009
	(In thousands)
Net income (loss)	$80,017	$41,626	$(20,573)
Changes in fair value of interest rate swap, net of tax	—	—	452
Settlement of interest rate swap, net of tax	—	858	—
Foreign currency translation adjustments	(7,792)	(912)	6,887

Comprehensive income (loss)	$72,225	$41,572	$(13,234)

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock	Paid-In Capital	Accumulated Other Compre- hensive Income	Retained (Deficit) Earnings	Treasury Stock	Total
	(In thousands)
Balance at January 1, 2009	$911	$457,012	$1,296	$(66,087)	$(15,250)	$377,882
Net loss	—	—	—	(20,573)		(20,573)
Employee stock options and employee stock purchase plan	2	99	—	—	—	101
Stock-based compensation expense	—	3,437	—	—	—	3,437
Issuance of restricted stock and restricted stock units	4	(4)	—	—	—	—
Changes in fair value of interest rate swap, net of tax	—	—	452	—	—	452
Treasury shares purchased at cost	—	—	—	—	(164)	(164)
Foreign currency translation	—	—	6,887	—	—	6,887

Balance at December 31, 2009	917	460,544	8,635	(86,660)	(15,414)	368,022
Net income	—	—	—	41,626	—	41,626
Employee stock options, restricted stock and employee stock purchase plan	14	3,838	—	—	(220)	3,632
Stock-based compensation expense	—	3,876	—	—	—	3,876
Income tax effect, net, of employee stock related activity	—	245	—	—	—	245
Settlement of interest rate swap, net of tax	—	—	858	—	—	858
Foreign currency translation	—	—	(912)	—	—	(912)

Balance at December 31, 2010	931	468,503	8,581	(45,034)	(15,634)	417,347
Net income				80,017		80,017
Employee stock options, restricted stock and employee stock purchase plan	14	3,574	—	—	(441)	3,147
Stock-based compensation expense	—	4,535	—	—	—	4,535
Income tax effect, net, of employee stock related activity	—	592	—	—	—	592
Foreign currency translation	—	—	(7,792)	—	—	(7,792)

Balance at December 31, 2011	$945	$477,204	$789	$34,983	$(16,075)	$497,846

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,

	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$80,017	$41,626	$(20,573)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Impairment charges	—	225	1,166
Depreciation and amortization	28,971	27,010	28,138
Stock-based compensation expense	4,535	3,876	3,437
Provision for deferred income taxes	26,623	18,030	(6,916)
Net provision for doubtful accounts	2,400	478	2,301
Loss (gain) on sale of assets	630	(257)	233
Change in assets and liabilities:
(Increase) decrease in receivables	(135,303)	(75,829)	89,340
(Increase) decrease in inventories	(48,129)	(8,085)	35,182
(Increase) decrease in other assets	(434)	1,898	(800)
Increase (decrease) in accounts payable	30,425	2,810	(28,710)
(Decrease) increase in accrued liabilities and other	(3,293)	19,694	(13,979)

Net cash (used in) provided by operating activities	(13,558)	31,476	88,819

Cash flows from investing activities:
Capital expenditures	(36,897)	(12,134)	(18,544)
Proceeds from sale of property, plant and equipment	522	1,585	1,400
Business acquisition, net of cash acquired	(26,775)	—	—

Net cash used in investing activities	(63,150)	(10,549)	(17,144)

Cash flows from financing activities:
Borrowings on lines of credit	27,619	141,497	116,000
Payments on lines of credit	(9,951)	(231,613)	(171,701)
Principal payments on notes payable and long-term debt	(219)	(30,457)	(10,439)
Proceeds from senior notes, net of offering costs	—	167,756	—
Proceeds from employee stock plans	3,588	3,591	143
Post-closing payment for business acquisition	(2,055)	—	—
Purchase of treasury stock	(644)	(153)	(268)

Net cash provided by (used in) financing activities	18,338	50,621	(66,265)

Effect of exchange rate changes on cash	607	(72)	(2,128)

Net (decrease) increase in cash and cash equivalents	(57,763)	71,476	3,282
Cash and cash equivalents at beginning of year	83,010	11,534	8,252

Cash and cash equivalents at end of year	$25,247	$83,010	$11,534

Cash paid for:
Income taxes (net of refunds)	$29,675	$7,395	$5,179
Interest	$7,794	$7,956	$7,564

See Accompanying Notes to Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Organization and Principles of Consolidation.    Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. We are a diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration (“E&P”) industry serving customers in North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific regions. The consolidated financial statements include our company and our wholly-owned subsidiaries (“we”, “our” or “us”). All intercompany transactions are eliminated in consolidation.

Use of Estimates and Market Risks.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in preparing our consolidated financial statements include, but are not limited to the following: allowances for product returns, allowances for doubtful accounts, reserves for self-insured retentions under insurance programs, reserves for incentive compensation programs, fair values used for goodwill impairment testing, undiscounted future cash flows used for impairment testing of long-lived assets, depreciation using the unit-of-production method and valuation allowances for deferred tax assets.

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

Allowance for Product Returns.    We maintain reserves for estimated customer returns of unused materials in our Fluids Systems and Engineering segment. The reserves are established based upon historical customer return levels and estimated gross profit levels attributable to product sales.

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

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For financial reporting purposes, except as described below, depreciation is provided on property, plant and equipment, including assets held under capital leases, by utilizing the straight-line method over the following estimated useful service lives or lease term:

Computer hardware and office equipment	3-5 years
Computer software	3-10 years
Autos & light trucks	5-7 years
Furniture, fixtures & trailers	7-10 years
Composite mats	7-12 years
Machinery and heavy equipment	5-15 years
Owned buildings	20-39 years
Leasehold improvements	Lease term, including reasonably assured renewal periods

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

Insurance.     We maintain reserves for estimated future payments associated with our self-insured employee healthcare programs, as well as the self-insured retention exposures under our general liability, auto liability and workers compensation insurance policies. Our reserves are determined based on historical cost experience under these programs, including estimated development of known claims and estimated incurred-but-not-reported claims.

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

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes.     We provide for deferred taxes using an asset and liability approach by measuring deferred tax assets and liabilities due to temporary differences existing at year end using currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances. We evaluate uncertain tax positions and record a liability as circumstances warrant. We have a $1.2 million and $1.6 million liability for uncertain tax positions recorded as of December 31, 2011 and 2010, respectively.

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

Foreign Currency Transactions.     The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries maintain their accounting records in the respective local currency. These currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected in “accumulated other comprehensive income,” a component of stockholders’ equity. Foreign currency transaction gains and losses, if any, are credited or charged to income. We recorded a net transaction loss (gain) totaling $0.5 million, ($1.1) million, and ($1.9) million in 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, cumulative foreign currency translation adjustments, related to foreign subsidiaries reflected in stockholders’ equity amounted to $0.9 million and $8.6 million, respectively.

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

New Accounting Standards.     In September 2011, the Financial Accounting Standards Board issued additional guidance regarding intangibles and goodwill impairment testing. The objective of the additional guidance is to simplify how entities test goodwill for impairment. Under the new requirements, we will have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, further quantitative testing is not required. The changes in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this additional guidance to have a material effect on our consolidated financial statements.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards.     In September 2011, the Financial Accounting Standards Board issued additional guidance regarding intangibles and goodwill impairment testing. The objective of the additional guidance is to simplify how entities test goodwill for impairment. Under the new requirements, we will have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, further quantitative testing is not required. The changes in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this additional guidance to have a material effect on our consolidated financial statements.

2.     Inventories

Inventories consisted of the following items at December 31:

	2011	2010
	(In thousands)
Raw materials and components:
Drilling fluids	$174,659	$122,490
Mats	623	359

Total raw materials and components	175,282	122,849
Finished goods- mats	647	179

Total	$175,929	$123,028

3.     Property, Plant and Equipment

Our investment in property, plant and equipment consisted of the following at December 31:

	2011	2010
	(In thousands)
Land	$14,677	$14,258
Buildings and improvements	134,628	131,164
Machinery and equipment	219,993	192,747
Mats (rental fleet)	40,597	37,964
Construction in progress	3,520	4,535

	413,415	380,668
Less accumulated depreciation	(182,360)	(168,013)

Property, plant and equipment, net	$231,055	$212,655

Depreciation expense was $25.6 million, $23.9 million and $24.8 million in 2011, 2010 and 2009, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Goodwill, Other Intangibles and Impairments of Long-Lived Assets

Changes in the carrying amount of goodwill by reportable segment are as follows:

	Fluids Systems & Engineering	Mats and Integrated Services	Total
	(In thousands)
Balance at December 31, 2009	$47,347	$14,929	$62,276
Effects of foreign currency	31	—	31

Balance at December 31, 2010	47,378	14,929	62,307
Acquisition	10,275	—	10,275
Effects of foreign currency	(612)	—	(612)

Balance at December 31, 2011	$57,041	$14,929	$71,970

We have evaluated the carrying values of our goodwill and other indefinite-lived intangible assets as of November 1, 2011. We determine any impairment of goodwill by comparing the carrying amounts of our reporting units with fair values, which we estimate using a combination of a market multiple and discounted cash flow approach. In completing this evaluation, we determined that no reporting unit has a fair value below its net carrying value and therefore, no impairment was required.

Other intangible assets consist of the following:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net
	(In thousands)
Technology related	$5,531	$(2,607)	$2,924	$7,409	$(4,057)	$3,352
Customer related	20,675	(7,854)	12,821	9,524	(5,586)	3,938
Employment related	2,679	(2,337)	342	2,775	(1,805)	970

Total amortizing intangible assets	28,885	(12,798)	16,087	19,708	(11,448)	8,260

Permits and licenses	3,929	—	3,929	3,950	—	3,950
Trademarks	834	—	834	862	—	862

Total indefinite-lived intangible assets	4,763	—	4,763	4,812	—	4,812

Total intangible assets	$33,648	$(12,798)	$20,850	$24,520	$(11,448)	$13,072

Total amortization expense in 2011, 2010 and 2009 related to other intangible assets was $3.3 million, $3.1 million and $3.3 million, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expense for the years ended December 31 is as follows (in thousands):

2012	$3,588
2013	2,869
2014	2,507
2015	2,108
2016	1,396
Thereafter	3,619

Total	$16,087

Note 5 — Acquisition

In April 2011, we completed the acquisition of the drilling fluids and engineering services business from Rheochem PLC, a publicly-traded Australian-based oil and gas company. The acquired business provides drilling fluids and related engineering services to the oil and gas exploration and geothermal industries with operations in Australia, New Zealand and India. Total cash paid was AUD$27.2 million ($28.8 million), including post-closing payments of AUD$0.8 million ($0.8 million) based on a true-up of the final working capital conveyed at closing and AUD$2.0 million ($2.1 million) related to a six month earn-out provision in the agreement. Additional consideration may also be payable based on financial results of the acquired business over a one year earn-out period, up to a maximum additional consideration of AUD$19.3 million (approximately $19.6 million at the current exchange rate).

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

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the amounts recognized for assets acquired and liabilities assumed, as of the April 2011 acquisition date.

(In thousands)
Cash and cash equivalents	$315
Receivables, net	3,316
Inventories	7,166
Prepaid expenses and other current assets	773
Property, plant and equipment, net	9,465
Goodwill	10,275
Customer relationships (11 year life)	10,492
Tradename (5 year life)	700
Other assets	510

Total assets acquired	$43,012

Accounts payable	$717
Accrued liabilities	12,676
Deferred tax liability	3,432
Other noncurrent liabilities	271

Total liabilities assumed	$17,096

Total cash conveyed at closing	$25,916

The accrued liabilities at the date of acquisition in the table above, includes $11.1 million reflecting anticipated post-closing payments to the seller under the terms of the agreement, of which $2.9 million was paid during the third quarter of 2011. The remaining $8.2 million balance at December 31, 2011, which reflects estimated obligations under the one-year earn-out provision, is expected to be paid during the first half of 2012.

Our operating results include $1.0 million of acquisition-related costs in 2011, substantially all of which were incurred during the first half of the year. Proforma results of operation for the acquired business have not been presented as the effect of this acquisition is not material to our consolidated financial statements.

6.     Financing arrangements

Financing arrangements consisted of the following at December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Senior Notes	$172,500	$172,500
Revolving credit facility	17,000	—
Other	2,608	2,093

Total debt	$192,108	$174,593
Less: current portion	(2,232)	(1,606)

Long-term portion	$189,876	$172,987

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $125.0 million revolving credit facility. The Senior Notes bear interest at a rate of 4.0% per year, payable

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes prior to their maturity date.

In November 2011, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a $125 million revolving loan facility available for borrowings and letters of credit and expires in November 2016. Under the terms of the Credit Agreement, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 300 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 200 basis points. The applicable margin on LIBOR borrowings on December 31, 2011 was 200 basis points. In addition, we are required to pay a commitment fee on the unused portion of the Facility of 37.5 basis points. The Credit Facility contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of December 31, 2011.

At December 31, 2011, $17.0 million was outstanding under the Credit Agreement, and $14.0 million in letters of credit were issued and outstanding under the Credit Agreement leaving $94.0 million of availability at December 31, 2011. Additionally, we had $0.7 million in letters of credit outstanding relating to foreign operations.

The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

Our foreign Fluid Systems and Engineering subsidiaries in Italy and Brazil maintain local credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs, as well as to reduce the net investment in foreign operations subject to foreign currency risk. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was 3.54% and 2.26% on total outstanding balances of $2.2 million and $1.5 million at December 31, 2011 and 2010, respectively.

We incurred net interest expense of $9.2 million, $10.3 million, and $9.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Scheduled maturities of all long-term debt are as follows (in thousands):

2013	$65
2014	65
2015	65
2016	181
Thereafter	189,500

Total	$189,876

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Fair Value of Financial Instruments and Concentrations of Credit Risk

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at December 31, 2011 and December 31, 2010. The estimated fair value of our Senior Notes is $195.8 million at December 31, 2011 and $157.0 million at December 31, 2010, based on quoted market prices at these respective dates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, trade accounts and notes receivable. At December 31, 2011, substantially all of our U.S. cash deposits are held in accounts at a financial institution with deposit ratings of P-1 by Moody’s, A-1 by Standard and Poor’s, and F1+ by Fitch. As part of our investment strategy, we perform periodic evaluations of the relative credit standing of these financial institutions.

Accounts Receivable.    Accounts receivable at December 31, 2011 and 2010 include the following:

	2011	2010
	(In thousands)
Gross trade receivables	$306,791	$193,349
Allowance for doubtful accounts	(3,161)	(5,839)

Net trade receivables	303,630	187,510
Other receivables	24,960	9,289

Total receivables, net	$328,590	$196,799

Other receivables includes $21.9 million for value added, goods and service taxes related to foreign jurisdictions and other tax related receivables.

We derive a significant portion of our revenues from companies in the E&P industry, and our customer base is highly concentrated in major and independent oil and gas E&P companies operating in the markets that we serve. In 2011, approximately 43% of our consolidated revenues were derived from our 20 largest customers. We maintain an allowance for losses based upon the expected collectability of accounts receivable. Changes in this allowance for 2011, 2010 and 2009 are as follows.

	2011	2010	2009
	(In thousands)
Balance at beginning of year	$5,839	$5,969	$4,259
Provision for uncollectible accounts	2,400	478	2,301
Write-offs, net of recoveries	(5,078)	(608)	(591)

Balance at end of year	$3,161	$5,839	$5,969

During 2011, $5.2 million of fully reserved trade receivables were written off against the allowance for doubtful accounts. During the years ended December 31, 2011, 2010 and 2009, no single customer accounted for more than 10% of total sales.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Income Taxes

The provision for income taxes charged to continuing operations was as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current tax expense (benefit):
U.S. Federal	$6,082	$1,110	$(121)
State	2,752	1,868	(455)
Foreign	7,234	6,427	5,438

Total current	16,068	9,405	4,862

Deferred tax expense (benefit):
U.S. Federal	26,373	17,532	(10,326)
State	372	552	1,108
Foreign	186	(244)	2,140

Total deferred	26,931	17,840	(7,078)

Total provision	$42,999	$27,245	$(2,216)

Income (loss) from operations before income taxes was as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
U.S.	$95,267	$52,608	$(31,868)
Foreign	27,749	16,263	9,079

Income (loss) from operations before income taxes	$123,016	$68,871	$(22,789)

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
	2011	2010	2009
Income tax expense (benefit) at federal statutory rate	35.0%	35.0%	(35.0%)
Nondeductible expenses	1.9%	1.9%	2.3%
Nondeductible stock based compensation expense	0.1%	—	3.0%
Different rates on earnings of foreign operations	(2.3%)	(2.6%)	(5.7%)
Tax exempt foreign earnings due to tax holidays	(0.2%)	(0.6%)	(3.7%)
Benefit of foreign interest deductible in U.S.	(0.2%)	—	(2.0%)
Change in valuation allowance	(1.1%)	2.2%	17.5%
Tax on undistributed earnings	0.2%	0.2%	2.6%
Foreign exchange gain	—	—	2.6%
Foreign tax withholdings	0.7%	0.4%	4.0%
State tax expense, net	1.8%	2.6%	3.6%
Other	(0.9%)	0.5%	1.1%

Total income tax expense (benefit)	35.0%	39.6%	(9.7%)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
Deferred tax assets:
Net operating losses	$16,045	$27,581
Accruals not currently deductible	13,185	12,343
Bad debts	750	2,044
Alternative minimum tax credits	—	5,606
Foreign tax credits	2,026	2,150
Other	4,331	4,043

Total deferred tax assets	36,337	53,767
Valuation allowance	(16,734)	(20,459)

Total deferred tax assets, net of allowances	19,603	33,308

Deferred tax liabilities:
Accelerated depreciation and amortization	47,320	32,182
Other	5,922	5,212

Total deferred tax liabilities	53,242	37,394
Total net deferred tax liabilities	$(33,639)	$(4,086)

Current portion of deferred tax assets	$13,224	$27,654
Non current portion of deferred tax assets	341	3
Current portion of deferred tax liabilities	(360)	(194)
Non current portion of deferred tax liabilities	(46,844)	(31,549)

Net deferred tax liabilities	$(33,639)	$(4,086)

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For state income tax purposes, we have net operating loss carryforwards (“NOLs”) of approximately $228 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in year 2012 through 2031. Foreign NOLs of approximately $13.0 million are available to reduce future taxable income, some of which expire beginning in 2015.

The realization of our net deferred tax assets is dependent on our ability to generate taxable income in future periods. At December 31, 2011 and December 31, 2010, we have recorded a valuation allowance in the amount of $16.7 million and $20.5 million, respectively, related to state and foreign NOL carryforwards.

Unremitted foreign earnings permanently reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $84.7 million and $67.9 million at December 31, 2011 and 2010, respectively. We have the ability and intent to leave these foreign earnings permanently reinvested abroad.

We operate in a foreign tax jurisdiction which has granted tax holidays, which will terminate in 2012. The current tax benefit in 2011 and 2010 attributable to these holidays was $0.2 million and $0.4 million.

We file an income tax return in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are no longer subject to income tax examinations for substantially all tax jurisdictions for years prior to 1999.

A reconciliation of the beginning and ending provision for uncertain tax positions is as follows:

	2011	2010	2009
	(In thousands)
Balance at January 1	$1,568	$750	$750
(Reductions) additions for tax positions of prior years	(350)	818	—

Balance at December 31	$1,218	$1,568	$750

The provision for uncertain tax positions, if recognized, would affect the annual effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in operating expenses.

9.     Capital Stock

Common stock

Changes in outstanding Common Stock for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(In thousands of shares)
Outstanding, beginning of year	93,143	91,673	91,140
Shares issued upon exercise of options	671	677	18
Shares issued under employee stock purchase plan	—	—	32
Shares issued for grants of time vested restricted stock	684	773	229
Shares issued upon vesting of performance units	—	20	254

Outstanding, end of year	94,498	93,143	91,673

Preferred stock and Warrant

We are authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value. There was no outstanding preferred stock at December 31, 2011, 2010 or 2009.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2000, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), and a warrant (the “Series B Warrant”) to purchase up to 1,900,000 shares of our common stock at an exercise price of $10.075 per share, subject to anti-dilution adjustments. Prior to 2006, all outstanding shares of the Series B Preferred Stock were converted to common stock. The Series B Warrant was originally issued with a seven year life, expiring June 1, 2007. This warrant contained certain registration provisions, which, if not met, reduced the exercise price of the warrant by 2.5%, for each year we were not in compliance with the registration requirements, and extended the term of the warrant. Effective May 1, 2009, we became compliant with the registration requirements for the warrant. Previously, because of a restatement of our earnings which occurred in 2006, we were not in compliance with these requirements which resulted in adjustments to the exercise price and extended the term of the warrant. As of December 31, 2011, the Series B Warrant, as adjusted for certain anti-dilution provisions, remained outstanding and provided for the right to purchase up to approximately 2.1 million shares of our common stock at an exercise price of $9.01. The Series B Warrant was not exercised and expired by its terms in February 2012.

Treasury stock

During 2011, 2010 and 2009, 72,721, 27,134, and 104,824 shares were repurchased, respectively, for an aggregate price of $0.6 million, $0.2 million, $0.3 million, respectively, representing employee shares surrendered in lieu of taxes under vesting of restricted stock awards.

All of the shares repurchased are held as treasury stock. During 2011, 2010 and 2009, 35,646, 59,804 and 23,468 shares of treasury stock were re-issued, respectively, pursuant to our employee stock purchase plan. We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Share repurchase program

In February 2012, our Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. These purchases will be funded with a combination of cash generated from operations and borrowings under the Company’s revolving credit facility, and the repurchase program has no specific term. The Company may repurchase shares in the open market or as otherwise determined by management, subject to market conditions, business opportunities and other factors. The Company’s management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, which we intend to establish as soon as practicable, as part of the share repurchase program.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Basic EPS:
Net income (loss)	$80,017	$41,626	$(20,573)

Weighted average number of common shares outstanding	90,022	89,103	88,500

Basic income (loss) per common share	$0.89	$0.47	$(0.23)

Diluted EPS:
Net income (loss)	$80,017	$41,626	$(20,573)
Assumed conversions of Senior Notes	4,969	1,138	—

Adjusted net income (loss)	$84,986	$42,764	$(20,573)

Weighted average number of common shares outstanding-basic	90,022	89,103	88,500
Add: Dilutive effect of stock options and restricted stock awards	965	790	—
Dilutive effect of Senior Notes	15,682	3,824	—

Diluted weighted average number of common shares outstanding	106,669	93,717	88,500

Diluted income (loss) per common share	$0.80	$0.46	$(0.23)

Stock options and warrants excluded from calculation of diluted earnings per share because anti-dilutive for the period	2,907	3,913	6,613

11.     Stock Based Compensation and Other Benefit Plans

The following describes stockholder approved plans utilized by the Company for the issuance of stock based awards.

2003 Long-Term Incentive Plan

During 2011, our stockholders approved the Amended and restated 2003 Long Term Incentive Plan (the “2003 Plan”). As amended, the 2003 Plan, allows awards of restricted stock with multi-year vesting as well as previously authorized awards of performance-based restricted stock units made at the beginning of overlapping three-year performance periods. The maximum number of shares that may be granted in the form of performance-based restricted stock units and restricted stock awards to any participant in any calendar year is 50,000 shares. Subject to adjustment upon a stock split, stock dividend or other recapitalization event, the maximum number of shares of common stock that may be issued under the 2003 Plan is 1,000,000. The common stock issued under the 2003 Plan will be from authorized but un-issued shares of our common stock, although shares re-acquired due to forfeitures or any other reason may be re-issued under the 2003 Plan. At December 31, 2011, 230,433 shares remained available for award under the 2003 Plan.

2004 Non-Employee Directors’ Incentive Compensation Plan

In June 2004, our stockholders approved the 2004 Non-Employee Directors’ Stock Option Plan (“2004 Plan”). During 2007, stockholders approved the amended and restated 2004 Plan (renamed the 2004 Non-Employee Directors’ Incentive Compensation Plan) which authorizes grants of restricted stock to

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-employee directors instead of stock options. In 2011, each non-employee director received $125,000 in restricted stock (valued as of the date of the annual stockholder’s meeting), upon their election or re-election. At December 31, 2011, 365,088 shares remained available for award under the amended 2004 Plan.

2006 Equity Incentive Plan

In December 2006, our stockholders approved the 2006 Equity Incentive Plan ( “2006 Plan”), pursuant to which the Compensation Committee of our Board of Directors (“Compensation Committee”) may grant to key employees, including executive officers and other corporate and divisional officers, a variety of forms of equity-based compensation, including options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards, and performance-based awards. During 2011, the 2006 Plan was amended to increase the number of shares available for issuance from 5,000,000 to 8,000,000. At December 31, 2011, 2,727,081 shares remained available for award under the 2006 Plan, as amended.

The Compensation Committee approves the granting of all stock based compensation to employees, utilizing shares available under the 2003 Plan and 2006 Plan. Stock based awards are granted in a variety of forms, including stock options, restricted stock awards and performance-based restricted stock units. The Committee also grants other stock based awards to non-executive employees including cash-settled stock appreciation rights and cash-settled performance-based restricted stock equivalents, which are not part of the plans outlined above and are not available to executives or non-employee directors. Activity under each of these programs is described below.

Stock Options & Cash-Settled Stock Appreciation Rights

Stock options granted by the Compensation Committee are generally granted with a three or four year vesting period and a term of ten years. During 2011, 725,643 options were granted with a three year vesting period and a ten year term. The exercise price of each stock option granted was equal to the fair market value on the date of grant.

The following table summarizes activity for our outstanding stock options for the year ended December 31, 2011:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	3,901,232	$5.44
Granted	725,643	9.13
Exercised	(671,871)	5.34
Expired or cancelled	(333,991)	5.23

Outstanding at end of period	3,621,013	$6.21	6.11	$11,908,247

Vested or expected to vest at end of period	3,554,364	$6.19	6.07	$11,762,252

Options exercisable at end of period	2,079,337	$6.54	4.62	$6,162,396

We estimated the fair value of options granted on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.59%	1.99%	2.93%
Expected life of the option in years	5.22	5.22	5.22
Expected volatility	63.1%	62.5%	62.5%
Dividend yield	—	—	—

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

The following table summarizes information about the weighted-average exercise price and the weighted-average grant date fair value of stock options granted:

	Year Ended December 31,
	2011	2010	2009
Weighted-average exercise price of the stock on the date of grant	$9.13	$5.61	$3.31
Weighted-average grant date fair value on the date of grant	$5.00	$3.08	$1.85

All stock options granted for the years ended December 31, 2011, 2010 and 2009 reflected an exercise price equal to the market value of the stock on the date of grant.

The total intrinsic value of options exercised was $2.5 million, $1.9 and $0.0 million for the years ended December 31, 2011, 2010 and 2009, while cash from option exercises totaled $3.6 million, $3.6 million and $0.0 million, respectively.

The following table summarizes activity for outstanding cash-settled stock appreciation rights for the year-ended December 31, 2011:

Rights
Outstanding at the beginning of the period	545,800
Exercised	(210,200)
Forfeited	(22,934)

Outstanding at the end of the period	312,666

Exercisable at end of period	312,666

During 2011, there were no additional grants of cash-settled stock appreciation rights. The remaining outstanding cash-settled stock appreciation rights, if exercised, will ultimately be settled in cash for the difference between market value of our outstanding shares at the date of exercise, and $7.89. As such, the projected cash settlement is adjusted each period based upon the ending fair market value of the underlying stock. At December 31, 2011, the fair market value of each cash-settled stock appreciation right was $1.61, resulting in a liability of $0.5 million.

Total compensation cost recognized for stock options and cash-settled stock appreciation rights during the years-ended December 31, 2011, 2010 and 2009 was $2.1 million, $1.8 million and $2.9 million, respectively. For the years ended December 31, 2011, 2010 and 2009, we recognized tax benefits resulting from the exercise of stock options totaling $0.8 million, $0.6 million and $0.0 million, respectively.

Performance-Based Restricted Stock Units & Cash-Settled Performance-Based Restricted Stock Units

The Compensation Committee may use various business criteria to set the performance objectives for awards of performance-based restricted stock units. For awards made during 2009, the Compensation Committee determined that our cumulative earnings per share for the three-year performance period ending December 31,

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011 was the performance criterion for vesting in the award shares. No performance-based awards were granted during 2010 or 2011.

The following table summarizes activity for outstanding performance-based restricted stock units for the year-ended December 31, 2011:

Nonvested Shares (Performance-Based)	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of the period	708,280	$4.88
Forfeited	(327,050)	6.71

Outstanding at the end of the period	381,230	$3.31

Subsequent to December 31, 2011, the 381,230 shares remaining under this award were forfeited related to the three-year performance period ending December 31, 2011 as performance objectives were not achieved.

The following table summarizes activity for outstanding cash-settled performance-based restricted stock units for the year-ended December 31, 2011:

Nonvested Shares (Cash-Settled Performance Based)	Shares
Outstanding at beginning of the period	260,000
Forfeited	(260,000)

Outstanding at the end of the period	—

During 2011 and 2010, no compensation cost was recognized for performance-based restricted stock units and cash-settled performance based restricted stock units. During 2009, $0.6 million of income was recognized which reflects the reversal of the previous liability for these awards, based on the revised forecast of performance criteria for the three year measurement periods.

Restricted Stock Awards

Time-vested restricted stock awards are periodically granted to key employees, including grants for employment inducements, as well as to members of our Board of Directors. Employee awards provide for vesting periods ranging from three to four years. Non-employee director grants fully vest at the one year anniversary from the date of grant. Upon vesting of these grants, shares are issued to award recipients. The following table summarizes activity for our outstanding time-vesting restricted stock awards for the year-ended December 31, 2011.

Nonvested Shares (Time-Vesting)	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2011	847,693	$6.00
Granted	792,542	9.04
Vested	(365,736)	6.14
Forfeited	(108,770)	7.06

Nonvested at December 31, 2011	1,165,729	$7.92

Total compensation cost recognized for restricted stock awards was $2.8 million, $1.8 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009 respectively. Total unrecognized compensation cost at December 31, 2011 related to restricted stock awards is approximately $7.8 million which

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is expected to be recognized over the next 2.7 years. During the years ended December 31, 2011, 2010 and 2009, the total fair value of shares vested was $3.2 million $1.2 million and $0.6 million, respectively.

For the years ended December 31, 2011, 2010 and 2009, we recognized tax benefits resulting from the vesting of share awards totaling $1.1 million, $0.6 million and $0.4 million, respectively.

Defined Contribution Plan

Substantially all of our U.S. employees are covered by a defined contribution plan (“401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined in the 401(k) Plan. Participants’ contributions, up to 3% of compensation, are matched 100% by us, and the participants’ contributions, from 3% to 6% of compensation, are matched 50% by us. Under the 401(k) Plan, our cash contributions were $2.8 million, $1.7 million and $1.5 million in 2011, 2010 and 2009, respectively. During 2009, we executed cost reduction programs which included the temporary elimination of our 401(k) matching for U.S. employees beginning in the second quarter of 2009 and did not resume until March 2010.

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

Fluids Systems and Engineering — Our Fluids Systems and Engineering business offers customized solutions including highly technical drilling projects involving complex subsurface conditions, such as horizontal directional, geologically deep or deep water drilling. These projects require increased monitoring and critical engineering support of the fluids system during the drilling process. We provide drilling fluids products and technical services to markets in North America, EMEA, Brazil, and following our April 2011 acquisition (see Note 5), the Asia Pacific region. We also provide completion services and equipment rental to customers in Oklahoma and Texas.

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

Mats and Integrated Services — This segment provides mat rentals, location construction and related well site services to E&P customers in the Northeast U.S. region, onshore U.S. Gulf Coast, and Rocky Mountain regions, and mat rentals to the utility industry in the U.K. These mats provide environmental protection and ensure all-weather access to sites with unstable soil conditions.

We manufacture our DuraBaseTM composite mat system for sales as well as for use in our domestic and international rental operations. Our marketing efforts for this product remain focused in principal oil and gas industry markets which include the Asia Pacific, Latin America, EMEA, as well as markets outside the E&P sector in the U.S. and Europe. We believe these mats have worldwide applications outside our traditional oilfield market, primarily in infrastructure construction, maintenance and upgrades of electric utility transmission lines, military logistics and as temporary roads for movement of oversized or unusually heavy loads.

Environmental Services — This segment provides disposal services for both oilfield E&P waste and industrial waste. The primary method used for disposal is low pressure injection into environmentally secure geologic formations deep underground. This segment operates in the U.S. Gulf Coast and West Texas markets.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following tables:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues
Fluids Systems & Engineering	$798,957	$597,795	$409,450
Mats & Integrated Services	110,411	69,397	37,476
Environmental Services	48,812	48,762	43,349

Total Revenues	$958,180	$715,954	$490,275

Depreciation and Amortization
Fluids Systems & Engineering	$17,126	$15,253	$13,739
Mats & Integrated Services	7,581	7,672	10,309
Environmental Services	3,016	3,169	3,339
Corporate Office	1,248	916	751

Total Depreciation and Amortization	$28,971	$27,010	$28,138

Operating Income (loss)
Fluids Systems & Engineering	$90,683	$56,234	$1,994
Mats & Integrated Services	52,678	26,684	(7,840)
Environmental Services	11,909	13,447	7,711
Corporate Office	(22,506)	(18,361)	(17,190)

Operating Income (loss)	$132,764	$78,004	$(15,325)

Segment Assets
Fluids Systems & Engineering	$673,794	$476,677	$409,054
Mats & Integrated Services	93,078	79,957	77,868
Environmental Services	70,122	69,058	66,966
Corporate	49,843	111,650	31,226

Total Assets	$886,837	$737,342	$585,114

Capital Expenditures
Fluids Systems & Engineering	$16,033	$7,033	$12,748
Mats & Integrated Services	7,629	2,253	4,604
Environmental Services	1,693	738	865
Corporate	11,542	2,110	326

Total Capital Expenditures	$36,897	$12,134	$18,544

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information about our operations by geographic area. Revenues by geographic location are determined based on the operating location from which services are rendered or products are sold.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenue
United States	$690,205	$516,786	$334,986
Canada	51,713	23,846	13,432
EMEA	115,319	113,295	115,926
Latin America and Mexico	76,355	62,027	25,931
Asia Pacific	24,588	—	—

Total Revenue	$958,180	$715,954	$490,275

Long-Lived Assets
United States	$252,751	$243,194	$253,630
Canada	11,730	12,334	12,075
EMEA	25,814	26,380	27,076
Latin America and Mexico	12,920	14,904	14,735
Asia Pacific	29,463	—	—

Total Long-Lived Assets	$332,678	$296,812	$307,516

No single customer accounted for more than 10% of our consolidated revenues for years ended December 31, 2011, 2010 or 2009.

13.     Supplemental Cash Flow and Other Information

Included in accounts payable and accrued liabilities at December 31, 2011, 2010, and 2009, were capital expenditures of $3.7 million, $2.3 million, and $1.4 million, respectively.

Accrued liabilities at December 31, 2011 and 2010 were $47.4 million and $43.2 million respectively. The balance in 2011 included $19.7 million for employee incentives and other compensation related expenses, and $8.2 million in estimated obligations under the one-year earn-out provision relating to our April 2011 acquisition. The balance in 2010 included $15.4 million for employee incentives and other compensation related expenses.

During the years ended December 31, 2011, 2010 and 2009, we did not finance the acquisition of property, plant and equipment with capital leases.

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

Leases

We lease various manufacturing facilities, warehouses, office space, machinery and equipment, including transportation equipment, under operating leases with remaining terms ranging from one to six years, with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were approximately $24.2 million, $25.4 million and $29.4 million for the years ending 2011, 2010 and 2009, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year are included in the table below. Future minimum payments under capital leases are not significant.

(In thousands)
2012	$14,398
2013	6,519
2014	4,234
2015	2,108
2016	1,599
Thereafter	1,194

$30,052

Other

In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $3.6 million at December 31, 2011 and 2010. We also had $8.6 million in guarantee obligations in connection with facility closure bonds and other performance bonds issued by insurance companies outstanding as of December 31, 2011 and 2010.

Other than normal operating leases for office and warehouse space, barges, rolling stock and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

We are self-insured for health claims, subject to certain “stop loss” insurance policies. Claims in excess of $200,000 per incident are insured by third-party insurers. We had accrued liabilities of $1.2 million for unpaid claims incurred, based on historical experience at December 31, 2011 and 2010. Substantially all of these estimated claims are expected to be paid within six months of their occurrence.

We are self-insured for certain workers’ compensation, auto and general liability claims up to a certain policy limit. Claims in excess of $750,000 are insured by third-party reinsurers. At December 31, 2011 and 2010, we had accrued a liability of $3.2 million and $2.5 million, respectively, for the uninsured portion of claims.

We maintain accrued liabilities for asset retirement obligations, which represent obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. Our asset retirement obligations primarily relate to repair cost obligations associated with the return of leased barges as well as required expenditures associated with owned and leased facilities. Upon settlement of the liability, a gain or loss for any difference between the settlement amount and the liability recorded is recognized. As of December 31, 2011 and 2010, we had accrued asset retirement obligations of $2.1 million and $1.9 million, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Supplemental Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year 2011
Revenues	$202,651	$230,822	$261,193		$263,514
Operating income	27,948	31,596	39,179		34,041
Net income	15,854	19,280	22,997		21,886
Net income per share:
Basic	0.18	0.21	0.25		0.24
Diluted	0.16	0.19	0.23		0.22
Fiscal Year 2010
Revenues	$160,798	$181,352	$179,278		$194,526
Operating income	13,709	19,896	19,532	(1)	24,867
Net income	7,782	10,840	8,234		14,770
Net income per share:
Basic	0.09	0.12	0.09		0.16
Diluted	0.09	0.12	0.09		0.15

(1)	Includes $2.2 million of income reflecting proceeds from the settlement of a lawsuit.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2011.

Changes in internal control over financial reporting.

During the quarter ended December 31, 2011, the Company implemented an operational and financial system in our U.S. Fluids Systems and Engineering segment as well as our corporate office location. This implementation was subject to various testing and review procedures prior to execution. The Company believes the conversion to and implementation of this new system further strengthened its existing internal controls over financial reporting by enhancing certain business processes.

In April 2011, we completed the acquisition of the drilling fluids and engineering services business from Rheochem PLC, a publicly-traded Australian-based oil and gas company (“Rheochem”). For purposes of determining the effectiveness of our internal control over financial reporting, management has excluded Rheochem from its evaluation of these matters. Rheochem represented approximately 5% of our consolidated total assets at December 31, 2011 and approximately 3% of our consolidated revenues for the year-ended December 31, 2011.

Other than the changes described above, there has been no other changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making its assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Control — Integrated Framework.” We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Paul L. Howes
Paul L. Howes
President, Chief Executive Officer

/s/ Gregg S. Piontek
Gregg S. Piontek
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Newpark Resources, Inc.

The Woodlands, Texas

We have audited the internal control over financial reporting of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, in April 2011, the Company acquired the drilling fluids and engineering services business from Rheochem PLC, a publicly-traded Australian-based oil and gas company (“Rheochem”). For the purpose of assessing internal control over financial reporting, management excluded Rheochem, whose financial statements constitute 5% of consolidated total assets, and 3% of consolidated revenues, of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Rheochem. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 29, 2012

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The information required by this Item is incorporated by reference to the “Executive Officers” and “Election of Directors” sections of the definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

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

The information required by this Item is incorporated by reference to the “Executive Compensation” section of the definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the “Ownership of Common Stock” section of the definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the “Related Person Transactions” and “Director Independence” sections of the definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the “Independent Auditor” section of the definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

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

3.	Exhibits

The exhibits listed are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

3.1	Restated Certificate of Incorporation of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K405 for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).
3.2	Certificate of Designation of Series A Cumulative Perpetual Preferred Stock of Newpark Resources, Inc. incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 27, 1999 (SEC File No. 001-02960).
3.3	Certificate of Designation of Series B Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 7, 2000 (SEC File No. 001-02960).
3.4	Certificate of Rights and Preferences of Series C Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 4, 2001 (SEC File No. 001-02960).
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 4, 2009 (SEC File No. 001-02960).
3.6	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 13, 2007 (SEC File No. 001-02960).
4.1	Specimen form of common stock certificate of Newpark Resources, Inc., incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (SEC File No. 33-40716).
4.2	Indenture, dated October 4, 2010, between Newpark Resources, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2010 (SEC File No. 001-02960).
4.3	First Supplemental Indenture, dated October 4, 2010, between Newpark Resources, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 4, 2010 (SEC File No. 001-2960).
4.4	Form of 4.00% Convertible Senior Note due 2017, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 4, 2010 (SEC File No. 001-2960).
*10.1	Amended and Restated 1993 Non-Employee Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).

*10.2	1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the year ended December 31, 1995 filed on March 11, 1996 (SEC File No. 001-02960).
*10.3	Form of Stock Option under 1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
*10.4	Newpark Resources, Inc. 2003 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 3, 2005 (SEC File No. 001-02960).
*10.5	Form of Award Agreement under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).
*10.6	Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).
*10.7	Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).
*10.8	Amended and Restated Employment Agreement, dated as of December 31, 2008, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2009 (SEC File No. 001-02960).
*10.9	Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10.10	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).
*10.11	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and James E. Braun, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).
*10.12	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).
*10.13	Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).
*10.14	Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated April 20, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).
10.15	Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).
*10.16	First Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).
*10.17	Newpark Resources, Inc., 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).

*10.18	Employment Agreement, dated as of June 2, 2008, by an between Newpark Resources, Inc. and William D. Moss, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006 (SEC File no. 001-02960).
10.19	Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).
*10.20	Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated April 20, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10.21	Amendment to Employment Agreement between Newpark Resources, Inc. and James E. Braun dated April 21, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-L filed on April 23, 2009 (SEC File No. 001-02960).
*10.22	Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated April 22, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10.23	Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola dated April 22, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10.24	Amendment to Employment Agreement between Newpark Resources, Inc. and William D. Moss dated April 23, 2009, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10.25	Extension Letter Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated November 30, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10.26	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and James E. Braun dated November 30, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10.27	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated November 30, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10.28	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola dated November 30, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10.29	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and William D. Moss dated November 30, 2009, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
10.30	Letter Agreement dated as of March 3, 2010 between Newpark Resources, Inc. and William D. Moss, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2010 (SEC File No. 001-02960).
10.31	Employment Agreement, dated as of October 15, 2010, by and between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2010 (SEC File No. 001-02960).
10.32	Change in Control Agreement dated as of October 15, 2010, by and between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2010 (SEC File No. 001-02960).
10.33	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).
*10.34	Director Compensation Summary, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed on March 9, 2009 (SEC File No. 001-02960).
*10.35	Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on August 14, 2009 (SEC File No. 333-161378).

*10.36	Amendment No. 1 to the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).
*10.37	Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).
*10.38	Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).
*10.39	Form of Restricted Stock Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).
*10.40	Form of Restricted Stock Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporate by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).
*10.41	Newpark Resources, Inc. 2003 Long Term Incentive Plan, Amended and Restated Effective March 8, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2011 (SEC File No. 001-02960).
*10.42	Form of Restricted Stock Agreement under the 2003 Long Term Incentive Plan, Amended and Restated Effective March 8, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2011 (SEC File No. 001-02960).
*10.43	Employment Agreement, dated October 18, 2011, by and between Newpark Resources, Inc. and Gregg Steven Piontek, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2011 (SEC File No. 001-02960).
10.44	Indemnification Agreement, dated October 26, 2011, between Gregg S. Piontek and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 31, 2011 (SEC File No. 001-02960).
10.45	Second Amended and Restated Credit Agreement among Newpark Resources, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent, dated November 22, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 29, 2011 (SEC File No. 001-02960).
†21.1	Subsidiaries of the Registrant.
†23.1	Consent of Independent Registered Public Accounting Firm.
†31.1	Certification of Paul L. Howes pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†95.1	Reporting requirements under the Mine Safety and Health Administration.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Schema Document
**101.CAL	XBRL Calculation Linkbase Document
**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document
**101.DEF	XBRL Definition Linkbase Document

†	Filed herewith.

*	Management compensation plan or agreement

**	Furnished with this Form 10-K, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NEWPARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes
President and Chief Executive Officer

Dated: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul L. Howes Paul L. Howes	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012

/s/ Gregg S. Piontek Gregg S. Piontek	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012

/s/ Jerry W. Box Jerry W. Box	Chairman of the Board	February 29, 2012

/s/ James W. McFarland James W. McFarland	Director, Member of Audit Committee	February 29, 2012

/s/ G. Stephen Finley G. Stephen Finley	Director, Member of Audit Committee	February 29, 2012

/s/ Gary L. Warren Gary L. Warren	Director, Member of Audit Committee	February 29, 2012

/s/ David C. Anderson David C. Anderson	Director	February 29, 2012

NEWPARK RESOURCES, INC

EXHIBIT INDEX

The exhibits listed are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

3.1	Restated Certificate of Incorporation of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K405 for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).

3.2	Certificate of Designation of Series A Cumulative Perpetual Preferred Stock of Newpark Resources, Inc. incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 27, 1999 (SEC File No. 001-02960).

3.3	Certificate of Designation of Series B Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 7, 2000 (SEC File No. 001-02960).

3.4	Certificate of Rights and Preferences of Series C Convertible Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 4, 2001 (SEC File No. 001-02960).

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 4, 2009 (SEC File No. 001-02960).

3.6	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 13, 2007 (SEC File No. 001-02960).

4.1	Specimen form of common stock certificate of Newpark Resources, Inc., incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (SEC File No. 33-40716).

4.2	Indenture, dated October 4, 2010, between Newpark Resources, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2010 (SEC File No. 001-02960).

4.3	First Supplemental Indenture, dated October 4, 2010, between Newpark Resources, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 4, 2010 (SEC File No. 001-2960).

4.4	Form of 4.00% Convertible Senior Note due 2017, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 4, 2010 (SEC File No. 001-2960).

*10.1	Amended and Restated 1993 Non-Employee Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 (SEC File No. 001-02960).

*10.2	1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K for the year ended December 31, 1995 filed on March 11, 1996 (SEC File No. 001-02960).

*10.3	Form of Stock Option under 1995 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).

*10.4	Newpark Resources, Inc. 2003 Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 3, 2005 (SEC File No. 001-02960).

*10.5	Form of Award Agreement under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (SEC File No. 001-02960).

*10.6	Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).

*10.7	Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).

*10.8	Amended and Restated Employment Agreement, dated as of December 31, 2008, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2009 (SEC File No. 001-02960).

*10.9	Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).

*10.10	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).

*10.11	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and James E. Braun, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).

*10.12	Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).

*10.13	Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).

*10.14	Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated April 20, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).

10.15	Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).

*10.16	First Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).

*10.17	Newpark Resources, Inc., 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).

*10.18	Employment Agreement, dated as of June 2, 2008, by an between Newpark Resources, Inc. and William D. Moss, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006 (SEC File no. 001-02960).

10.19	Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).

*10.20	Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated April 20, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

*10.21	Amendment to Employment Agreement between Newpark Resources, Inc. and James E. Braun dated April 21, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-L filed on April 23, 2009 (SEC File No. 001-02960).
*10.22	Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated April 22, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10.23	Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola dated April 22, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10.24	Amendment to Employment Agreement between Newpark Resources, Inc. and William D. Moss dated April 23, 2009, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).
*10.25	Extension Letter Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated November 30, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10.26	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and James E. Braun dated November 30, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10.27	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated November 30, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10.28	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola dated November 30, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
*10.29	Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and William D. Moss dated November 30, 2009, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).
10.30	Letter Agreement dated as of March 3, 2010 between Newpark Resources, Inc. and William D. Moss, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2010 (SEC File No. 001-02960).
10.31	Employment Agreement, dated as of October 15, 2010, by and between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2010 (SEC File No. 001-02960).
10.32	Change in Control Agreement dated as of October 15, 2010, by and between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2010 (SEC File No. 001-02960).
10.33	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).
*10.34	Director Compensation Summary, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed on March 9, 2009 (SEC File No. 001-02960).
*10.35	Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on August 14, 2009 (SEC File No. 333-161378).
*10.36	Amendment No. 1 to the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).
*10.37	Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.38	Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).
*10.39	Form of Restricted Stock Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).
*10.40	Form of Restricted Stock Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporate by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).
*10.41	Newpark Resources, Inc. 2003 Long Term Incentive Plan, Amended and Restated Effective March 8, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2011 (SEC File No. 001-02960).
*10.42	Form of Restricted Stock Agreement under the 2003 Long Term Incentive Plan, Amended and Restated Effective March 8, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2011 (SEC File No. 001-02960).
*10.43	Employment Agreement, dated October 18, 2011, by and between Newpark Resources, Inc. and Gregg Steven Piontek, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2011 (SEC File No. 001-02960).
10.44	Indemnification Agreement, dated October 26, 2011, between Gregg S. Piontek and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 31, 2011 (SEC File No. 001-02960).
10.45	Second Amended and Restated Credit Agreement among Newpark Resources, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent, dated November 22, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 29, 2011 (SEC File No. 001-02960).
†21.1	Subsidiaries of the Registrant.
†23.1	Consent of Independent Registered Public Accounting Firm.
†31.1	Certification of Paul L. Howes pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†95.1	Reporting requirements under the Mine Safety and Health Administration.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Schema Document
**101.CAL	XBRL Calculation Linkbase Document
**101.LAB	XBRL Label Linkbase Document
**101.PRE	XBRL Presentation Linkbase Document
**101.DEF	XBRL Definition Linkbase Document

†	Filed herewith.
*	Management compensation plan or agreement
**	Furnished with this Form 10-K, not filed