Form 10-Q
period 2012-03-31
NEWPARK RESOURCES INC
filed 2012-05-02
CIK 71829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 19, 2012, a total of 89,897,208 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED

MARCH 31, 2012

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking statements in other materials we release to the public. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified in Item 1A, “Risk Factors,” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, and those set forth from time to time in our filings with the Securities and Exchange Commission, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.

We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in Item 1A, “Risk Factors”, in Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

Newpark Resources, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$30,369	$25,247
Receivables, net	354,712	328,590
Inventories	189,285	175,929
Deferred tax asset	13,230	13,224
Prepaid expenses and other current assets	10,269	10,828

Total current assets	597,865	553,818

Property, plant and equipment, net	240,719	231,055
Goodwill	75,081	71,970
Other intangible assets, net	20,028	20,850
Other assets	8,793	9,144

Total assets	$942,486	$886,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$1,548	$2,232
Accounts payable	106,277	97,168
Accrued liabilities	44,800	47,443

Total current liabilities	152,625	146,843

Long-term debt, less current portion	225,874	189,876
Deferred tax liability	46,941	46,844
Other noncurrent liabilities	5,498	5,428

Total liabilities	430,938	388,991

Commitments and contingencies (Note 7)

Common stock, $0.01 par value, 200,000,000 shares authorized and 94,551,917 and 94,497,526 shares issued, respectively	946	945
Paid-in capital	478,771	477,204
Accumulated other comprehensive income	4,784	789
Retained earnings	50,617	34,983
Treasury stock, at cost; 3,726,258 and 2,803,987 shares, respectively	(23,570)	(16,075)

Total stockholders’ equity	511,548	497,846

Total liabilities and stockholders’ equity	$942,486	$886,837

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2012	2011
Revenues	$262,336	$202,651

Cost of revenues	214,902	159,002
Selling, general and administrative expenses	21,313	15,818
Other operating income, net	(14)	(117)

Operating income	26,135	27,948

Foreign currency exchange (gain) loss	(230)	323
Interest expense, net	2,368	2,257

Income from operations before income taxes	23,997	25,368
Provision for income taxes	8,363	9,514

Net income	$15,634	$15,854

Income per common share -basic:	$0.17	$0.18
Income per common share -diluted:	$0.16	$0.16

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
Net income	$15,634	$15,854
Foreign currency translation adjustments	3,995	5,098

Comprehensive income	$19,629	$20,952

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$15,634	$15,854
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	8,018	6,430
Stock-based compensation expense	1,383	975
Provision for deferred income taxes	81	7,567
Net provision for doubtful accounts	414	(44)
Loss (gain) on sale of assets	244	(17)
Change in assets and liabilities:
Increase in receivables	(24,439)	(1,063)
(Increase) decrease in inventories	(12,144)	1,453
(Increase) decrease in other assets	(1,755)	285
Increase (decrease) in accounts payable	9,008	(3,895)
Decrease in accrued liabilities and other	(2,852)	(9,648)

Net cash (used in) provided by operating activities	(6,408)	17,897

Cash flows from investing activities:
Capital expenditures	(17,302)	(6,188)
Proceeds from sale of property, plant and equipment	8	66

Net cash used in investing activities	(17,294)	(6,122)
Cash flows from financing activities:
Borrowings on lines of credit	85,951	1,193
Payments on lines of credit	(50,632)	(2,332)
Proceeds from employee stock plans	234	87
Purchase of treasury stock	(7,598)	(95)
Other financing activities	10	9

Net cash provided by (used in) financing activities	27,965	(1,138)
Effect of exchange rate changes on cash	859	1,719

Net increase in cash and cash equivalents	5,122	12,356
Cash and cash equivalents at beginning of year	25,247	83,010

Cash and cash equivalents at end of year	$30,369	$95,366

Cash paid for:
Income taxes (net of refunds)	$(4,378)	$3,582
Interest	$100	$234

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our fiscal year end is December 31 and our first quarter represents the three month period ended March 31. The results of operations for the first quarter of 2012 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2012, the results of our operations for the first quarter of 2012 and 2011, and our cash flows for the first quarter of 2012 and 2011. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2011 is derived from the audited consolidated financial statements at that date.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note 2—Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share:

	First Quarter
(In thousands, except per share data)	2012	2011
Basic EPS:
Net income	$15,634	$15,854

Weighted average number of common shares outstanding	90,473	89,621

Basic income per common share	$0.17	$0.18

Diluted EPS:
Net income	$15,634	$15,854
Assumed conversions of Senior Notes	1,257	1,194

Adjusted net income	$16,891	$17,048

Weighted average number of common shares outstanding-basic	90,473	89,621
Add: Dilutive effect of stock options and restricted stock awards	1,198	823
Dilutive effect of Senior Notes	15,682	15,682

Diluted weighted average number of common shares outstanding	107,353	106,126

Diluted income per common share	$0.16	$0.16

Stock options and warrants excluded from calculation of diluted earnings per share because anti-dilutive for the period	647	3,826

For the first quarter of 2012 and 2011, we had weighted average dilutive stock options and restricted stock outstanding of approximately 4.2 million shares and 3.0 million shares respectively. The resulting net effect of stock options and restricted stock were used in calculating diluted earnings per share for the period.

Note 3—Treasury Stock

In February 2012, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $50.0 million of our outstanding shares of common stock. As of March 31, 2012, we had repurchased 936,000 shares for an aggregate price of approximately $7.6 million. All of the shares repurchased are held as treasury stock. We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Repurchases may be suspended at any time.

Note 4—Acquisition

In April 2011, we completed the acquisition of the drilling fluids and engineering services business from Rheochem PLC, a publicly-traded Australian-based oil and gas company. The acquired business provides drilling fluids and related engineering services to the oil and gas exploration and geothermal industries with operations in Australia, New Zealand and India. Total cash paid was AUD$27.2 million ($28.8 million), including post-closing payments of AUD$0.8 million ($0.8 million) based on a true-up of the final working capital conveyed at closing and AUD$2.0 million ($2.1 million) related to a six month earn-out provision in the agreement. Additional consideration is payable based on financial results of the acquired business over a one year earn-out period ending February 2012. As of March 31, 2012, AUD$10.6 million ($11.0 million) is recorded in accrued liabilities, reflecting the estimated one year earn-out obligation.

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

The following table summarizes the amounts recognized for assets acquired and liabilities assumed, as of the April 2011 acquisition date.

(In thousands)
Cash and cash equivalents	$315
Receivables, net	3,316
Inventories	7,166
Prepaid expenses and other current assets	773
Property, plant and equipment, net	9,465
Goodwill	12,914
Customer relationships (11 year life)	10,492
Tradename (5 year life)	700
Other assets	510

Total assets acquired	$45,651

Accounts payable	$717
Accrued liabilities	15,315
Deferred tax liability	3,432
Other noncurrent liabilities	271

Total liabilities assumed	$19,735

Total cash conveyed at closing	$25,916

The accrued liabilities at the date of acquisition in the table above includes $13.9 million reflecting anticipated post-closing payments to the seller under the terms of the agreement, of which $2.9 million was paid during the third quarter of 2011. The remaining $11.0 million balance at March 31, 2012, which reflects estimated obligations under the one-year earn-out provision, is expected to be paid during the second quarter of 2012.

Proforma results of operation for the acquired business have not been presented as the effect of this acquisition is not material to our consolidated financial statements.

Note 5—Receivables and Inventories

Receivables—Receivables consist of the following:

(In thousands)	March 31, 2012	December 31, 2011
Gross trade receivables	$344,396	$306,791
Allowance for doubtful accounts	(3,249)	(3,161)

Net trade receivables	341,147	303,630
Other receivables	13,565	24,960

Total receivables, net	$354,712	$328,590

Inventories—Our inventories include $187.7 million and $174.7 million of raw materials and components for our drilling fluids systems at March 31, 2012 and December 31, 2011, respectively. The remaining balance consists primarily of composite mat finished goods.

Note 6—Financing Arrangements and Fair Value of Financial Instruments

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $125.0 million revolving credit facility, of which $53.0 million was outstanding at March 31, 2012. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes prior to their maturity date.

Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at March 31, 2012 and December 31, 2011. The estimated fair value of our Senior Notes is $188.2 million at March 31, 2012 and $195.8 million at December 31, 2011, based on quoted market prices at these respective dates.

Note 7—Commitments and Contingencies

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. In the opinion of management, any liability in these matters should not have a material effect on our consolidated financial statements.

Note 8—Segment Data

Summarized operating results for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter
(In thousands)	2012	2011
Revenues
Fluids Systems & Engineering	$218,496	$170,467
Mats & Integrated Services	30,533	23,063
Environmental Services	13,307	9,121

Total Revenues	$262,336	$202,651

Operating Income (loss)
Fluids Systems & Engineering	$13,995	$19,199
Mats & Integrated Services	14,339	11,784
Environmental Services	3,575	1,620
Corporate Office	(5,774)	(4,655)

Operating Income	$26,135	$27,948

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2011. Our first quarter represents the three month period ended March 31. Unless otherwise stated, all currency amounts are stated in U.S. dollars.

Overview

We are a diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration (“E&P”) industry. We operate our business through three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services and Environmental Services. Our Fluids Systems and Engineering segment, which generated 83% of consolidated revenues in the first quarter of 2012, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America; Europe, the Middle East and Africa (“EMEA”); Latin America; and following our April 2011 acquisition (as described below), Asia Pacific.

Our Mats and Integrated Services segment, which generated 12% of consolidated revenues in the first quarter of 2012, provides composite mat rentals, well site construction and related well site services to E&P customers in the U.S. We also sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry. Our Environmental Services segment, which generated 5% of consolidated revenues in the first quarter of 2012, processes and disposes of waste generated by E&P customers along the U.S. Gulf Coast. While we continue to expand our operations globally, particularly in our Fluids Systems and Engineering segment, our North American operations generated 78% of consolidated revenues in the first quarter of 2012.

In North America we have continued the roll-out of Evolution®, our high performance water-based drilling fluid system launched in 2010, which we believe provides superior performance and environmental benefits to our customers, as compared to traditional fluids systems used in the industry. After the initial introduction into the Haynesville shale during 2010, the system is now being used by customers in several major North American drilling basins. Revenues from wells using the Evolution system were approximately $23 million in the first quarter of 2012.

In April 2011, we completed the acquisition of the drilling fluids and engineering services business from Rheochem PLC, a publicly-traded Australian-based oil and gas company. The acquired business provides drilling fluids and related engineering services with operations in Australia, New Zealand and India. Total cash paid during 2011 was AUD$27.2 million ($28.8 million) and additional consideration is payable based on financial results of the acquired business over a one year earn-out period ending February 2012. As of March 31, 2012, AUD$10.6 million ($11.0 million) is recorded in accrued liabilities, reflecting the estimated one year earn-out obligation. During the first quarter of 2012, this business generated $8.8 million of revenues.

Our operating results depend, to a large extent, on oil and gas drilling activity levels in the markets we serve, as well as the depth of drilling, which governs the revenue potential of each well. The drilling activity in turn, depends on oil and gas commodity pricing, inventory levels and demand, and more recently, regulatory actions such as those affecting operations in the Gulf of Mexico.

Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the first quarter of 2012, as compared to the first quarter of 2011 is as follows:

	First Quarter		2012 vs 2011
	2012	2011	Count	%
U.S. Rig Count	1,990	1,716	274	16%
Canadian Rig Count	584	587	(3)	(1%)

North America	2,574	2,303	271	12%

Source: Baker Hughes Incorporated

While the average total U.S. rig count has increased by 16% from the first quarter of 2011 to the first quarter of 2012, there has been a significant regional shift in activity over this period. Specifically, rigs drilling for natural gas have decreased by nearly 300 rigs in the twelve month period ending March 31, 2012, with the majority of this decrease occurring during the first quarter of 2012. This shift from natural gas drilling to oil and liquid-rich drilling has resulted in a significant decline in several key natural gas basins, including the Haynesville shale (East Texas, Louisiana), Barnett (East Texas) and areas in the Rockies, which was more than offset by increases in oil and liquid-rich basins, including the Bakken (North Dakota), Eagleford (South Texas), and Permian Basin (West Texas). During periods of transition such as the first quarter of 2012, operating expenses within our U.S. business units are elevated, as we re-deploy personnel and assets among regions and modify our regional business unit infrastructures to meet the changing activity levels.

First Quarter of 2012 Compared to First Quarter of 2011

Consolidated Results of Operations

Summarized results of operations for the first quarter of 2012 compared to the first quarter of 2011 are as follows:

	First Quarter		2012 vs 2011
(In thousands)	2012	2011	$	%
Revenues	$262,336	$202,651	$59,685	29%

Cost of revenues	214,902	159,002	55,900	35%
Selling, general and administrative expenses	21,313	15,818	5,495	35%
Other operating income, net	(14)	(117)	103	(88%)

Operating income	26,135	27,948	(1,813)	(6%)

Foreign currency exchange (gain) loss	(230)	323	(553)	(171%)
Interest expense, net	2,368	2,257	111	5%

Income from operations before income taxes	23,997	25,368	(1,371)	(5%)
Provision for income taxes	8,363	9,514	(1,151)	(12%)

Net income	$15,634	$15,854	$(220)	(1%)

Revenues

Revenues increased 29% to $262.3 million in the first quarter of 2012, compared to $202.7 million in the first quarter of 2011. This $59.7 million improvement includes a $48.7 million (31%) increase in revenues in North America, largely driven by the 12% improvement in the North America rig count, along with market share gains in several regions. Revenues from our international operations increased by $11.0 million (23%), reflecting the contribution of the Asia Pacific region following our April 2011 acquisition, along with growth in the EMEA region. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues increased 35% to $214.9 million in the first quarter of 2012, as compared to $159.0 million in the first quarter of 2011. The increase is primarily driven by the 29% increase in revenues. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $5.5 million to $21.3 million in the first quarter of 2012 from $15.8 million in the first quarter of 2011. The first quarter of 2012 includes $2.1 million of spending associated with the recent enterprise resource planning (“ERP”) system conversion in the U.S. operations, along with $1.2 million associated with the Asia Pacific business unit acquired in April 2011. The remaining $2.2 million increase reflects additional costs required to support the increase in revenues.

Foreign currency exchange

Foreign currency exchange was a $0.2 million gain in the first quarter of 2012, compared to a $0.3 million loss in the first quarter of 2011, and primarily reflects the impact of currency translations on assets and liabilities held in our foreign operations that are denominated in currencies other than functional currencies.

Interest expense, net

Interest expense totaled $2.4 million for the first quarter of 2012 compared to $2.3 million for the first quarter of 2011, primarily reflecting the 4.0% interest associated with our $172.5 million in unsecured convertible senior notes (“Senior Notes”).

Provision for income taxes

The provision for income taxes for the first quarter of 2012 was $8.4 million of expense, reflecting an effective tax rate of 34.9%, compared to $9.5 million in the first quarter of 2011 with an effective tax rate of 37.5%.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter		2012 vs 2011
(In thousands)	2012	2011	$	%
Revenues
Fluids systems and engineering	$218,496	$170,467	$48,029	28%
Mats and integrated services	30,533	23,063	7,470	32%
Environmental services	13,307	9,121	4,186	46%

Total revenues	$262,336	$202,651	$59,685	29%

Operating income (loss)
Fluids systems and engineering	$13,995	$19,199	$(5,204)
Mats and integrated services	14,339	11,784	2,555
Environmental services	3,575	1,620	1,955
Corporate office	(5,774)	(4,655)	(1,119)

Operating income	$26,135	$27,948	$(1,813)

Segment operating margin
Fluids systems and engineering	6.4%	11.3%
Mats and integrated services	47.0%	51.1%
Environmental services	26.9%	17.8%

Fluids Systems and Engineering

Revenues

Total revenues for this segment consisted of the following:

	First Quarter		2012 vs 2011
(In thousands)	2012	2011	$	%
United States	$142,353	$112,721	$29,632	26%
Canada	18,719	10,804	7,915	73%

Total North America	161,072	123,525	37,547	30%
EMEA	29,999	27,068	2,931	11%
Latin America	18,603	19,874	(1,271)	(6%)
Asia Pacific	8,822	—	8,822	—

Total	$218,496	$170,467	$48,029	28%

North American revenues increased 30% to $161.1 million in the first quarter of 2012, as compared to $123.5 million in the first quarter of 2011, largely attributable to the 12% increase in the North American rig count, along with share gains in several regions. The growth in several North American basins was partially offset by an $8.7 million decline in our completion services and equipment rental revenues in the mid-continent region.

Internationally, revenues were up 22% to $57.4 million in the first quarter of 2012, as compared to $46.9 million in first quarter 2011. This increase includes $8.8 million of revenues from our Asia Pacific region following the April 2011 acquisition described above.

Operating Income

Operating income for this segment was $14.0 million, reflecting an operating margin of 6.4% in the first quarter of 2012, compared to $19.2 million and an 11.3% operating margin in the first quarter of 2011. Of this $5.2 million decrease, our North American operating income decreased $6.8 million despite a $37.5 million increase in revenues. The decline in operating income includes a $4.3 million decrease in the completion services and equipment rental business associated with the $8.7 million revenue decline described above. Due to the relatively fixed nature of operating expenses in this service and equipment rental business unit, the incremental operating income impact from the decline in revenues is higher than what is typically experienced in this segment. In addition, the first quarter of 2012 includes $1.3 million of additional costs associated with the recent ERP system conversion in the U.S. operations. Operating expenses were also elevated during the first quarter of 2012 due to operating cost inefficiencies as customer activities transition away from natural gas regions into oil and liquid-rich regions.

Our international operations generated a $1.6 million increase in operating income on a $10.5 million increase in revenues, reflecting a 15% incremental margin. The increased operating income is primarily due to the acquisition of our Asia Pacific business unit in the second quarter of 2011, which generated $0.9 million of operating income on $8.8 million of revenues in the first quarter of 2012.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	First Quarter		2012 vs 2011
(In thousands)	2012	2011	$	%
Mat rental and integrated services	$16,124	$15,672	$452	3%
Mat sales	14,409	7,391	7,018	95%

Total	$30,533	$23,063	$7,470	32%

Mat rental and integrated services revenues increased $0.5 million, as a $3.6 million increase in the U.S. Gulf Coast and a $3.5 million increase in the Rocky Mountain region as compared to the prior year period, along with small gains in our international rental business, more than offset a $7.2 million decline in the Northeast U.S. In addition, mat sales increased by $7.0 million due to increasing demand for our DurabaseTM composite mat products from international E&P customers and other industries.

Operating Income

Segment operating income increased by $2.6 million on the $7.5 million increase in revenues, reflecting an incremental margin of 34%. The increase in operating income is primarily attributable to the $7.0 million increase in mat sales.

Environmental Services

Revenues

Total revenues for this segment consisted of the following:

	First Quarter		2012 vs 2011
(In thousands)	2012	2011	$	%
E&P waste	$11,003	$6,354	$4,649	73%
NORM and industrial waste	2,304	2,767	(463)	(17%)

Total	$13,307	$9,121	$4,186	46%

Environmental services revenues increased 46% to $13.3 million in the first quarter of 2012, as compared to the first quarter of 2011. Substantially all of the increase is attributable to higher E&P waste, due to the increased activity in state waters and land oil drilling activities along the U.S. Gulf Coast.

Operating Income

Operating income for this segment increased by $2.0 million in the first quarter of 2012, compared to the first quarter of 2011, on a $4.2 million increase in revenues, reflecting an incremental margin of 47%. The high incremental impact to operating income from the increase in revenues is due to the fixed nature of the majority of the operating expenses in this segment, including the operating costs of our disposal sites and transfer stations.

Corporate office

Corporate office expenses increased $1.1 million to $5.8 million in the first quarter of 2012, compared to $4.7 million in first quarter 2011. The increase includes $0.8 million of additional costs associated with the recent ERP system conversion in U.S. operations, along with increased personnel costs.

Liquidity and Capital Resources

Net cash used in operating activities during the first quarter of 2012 totaled $6.4 million. Net income adjusted for non-cash items provided $25.8 million of cash during the period, while changes in operating assets and liabilities used $32.2 million of cash. Increases in accounts receivable used $24.4 million of cash in the first quarter, due to higher revenue levels, along with customer billing delays experienced in our Fluid Systems and Engineering U.S. operations, following our recent ERP system conversion. Additionally, our customers have historically paid 30-60 days from invoice date, resulting in a significant percentage of our receivables not being collected in the first quarter despite the improvements made in the pace of customer billings during the period. Inventory also increased $12.1 million, primarily due to increased levels of barite purchases, in response to tightness in barite supply.

Net cash used in investing activities during the first quarter of 2012 was $17.3 million, consisting primarily of capital expenditures of which $10.4 million was spent in our fluids systems and engineering segment, including $3.7 million associated with the construction of a new technology center and $6.0 million associated with purchases of equipment at our operating locations. In addition, $2.9 million was used in the mats and integrated services segment for expansion of the mat rental fleet. Net cash provided by financing activities during the first quarter of 2012 was $28.0 million, including borrowings on our line of credit offset by $7.6 million in repurchases of our outstanding common stock.

We anticipate that our working capital requirements for our operations will decline in the near term due to expected reductions in accounts receivable from the elevated levels at March 31, 2012. We expect total 2012 capital expenditures to range between $50 million to $60 million. The Rheochem acquisition also contains a one-year earn-out provision ending February 2012, under which we are obligated to pay additional consideration in the second quarter of 2012 of approximately $11.0 million. We expect our $30.4 million of cash on-hand at March 31, 2012, along with cash generated by operations and availability under our existing credit agreement to be adequate to fund our anticipated capital needs during the next 12 months.

Our capitalization is as follows:

(In thousands)	March 31, 2012	December 31, 2011
Senior Notes	$172,500	$172,500
Revolving credit facility	53,000	17,000
Other	1,922	2,608

Total	227,422	192,108

Stockholder’s equity	511,548	497,846

Total capitalization	$738,970	$689,954

Total debt to capitalization	30.8%	27.8%

Our financing arrangements include $172.5 million of Senior Notes and a $125.0 million revolving credit facility, of which $53.0 million was outstanding at March 31, 2012. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes prior to their maturity date.

Our revolving credit facility (the "Credit Agreement") provides for a $125 million revolving loan facility available for borrowings and letters of credit and expires in November 2016. Under the terms of the Credit Agreement, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 300 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 200 basis points. The applicable margin on LIBOR borrowings on March 31, 2012 was 200 basis points. In addition, we are required to pay a commitment fee on the unused portion of the Facility of 37.5 basis points. The Credit Facility contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of March 31, 2012.

At March 31, 2012, $53.0 million was outstanding under the Credit Agreement, and $14.0 million in letters of credit were issued and outstanding under the Credit Agreement leaving $58.0 million of availability at March 31, 2012. Additionally, we had $0.3 million in letters of credit outstanding relating to foreign operations.

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

For additional discussion of our critical accounting estimates and policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our critical accounting policies have not changed materially since December 31, 2011.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.

Interest Rate Risk

At March 31, 2012, we had total debt outstanding of $227.4 million, including $172.5 million of borrowings under our Senior Notes, bearing interest at a fixed rate of 4.0%. Variable rate debt totaled $54.9 million which included $53.0 million outstanding under our revolving credit facility and $1.9 million of borrowings under foreign bank lines of credit. At the March 31, 2012 balance, a 200 basis point increase in market interest rates during 2012 would cause our annual interest expense to increase approximately $1.1 million, resulting in a $0.01 per diluted share reduction in annual net earnings.

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

Evaluation of disclosure controls and procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2012, the end of the period covered by this quarterly report.

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information set forth in the legal proceedings section of “Note 7, Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

ITEM 1A.	Risk Factors

There have been no material changes during the period ended March 31, 2012 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended March 31, 2012:

Period	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
January 1—31, 2012	—	—	—	$9.9 million	(2)
February 1—29, 2012	—	—	—	$50.0 million	(3)
March 1—31, 2012	940,274	$8.08	936,000	$42.4 million	(3)

Total	940,274	$8.08	936,000

(1)	During the three months ended March 31, 2012, we purchased an aggregate of 4,274 shares surrendered in lieu of taxes under vesting of restricted stock awards.
(2)	The value of shares that may be repurchased reflect the value under our 2008 stock repurchase program. We no longer intend to make any purchases under the 2008 stock repurchase program and in February 2012, our Board of Directors approved a new stock repurchase program.
(3)	The value of shares that may be repurchased reflects the value available under the program approved by our Board of Directors in February 2012 which was a new stock repurchase program of up to $50 million of outstanding common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

The information concerning mine safety violations and other regulatory matters required by section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

10.1	Employment Agreement, dated as of December 29, 2011, by and between Newpark Resources Inc. and Lee Ann Kendrick.

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Gregg S. Piontek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Gregg S. Piontek pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Reporting requirements under the Mine Safety and Health Administration.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

**	Furnished with this Form 10-Q, not filed

NEWPARK RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2012

NEWPARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek, Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Employment Agreement, dated as of December 29, 2011, by and between Newpark Resources Inc. and Lee Ann Kendrick.

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Gregg S. Piontek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Gregg S. Piontek pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Reporting requirements under the Mine Safety and Health Administration.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*	Furnished with this Form 10-Q, not filed