Form 10-Q
period 2012-06-30
NEWPARK RESOURCES INC
filed 2012-07-27
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2012
or

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________ to __________.

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

Yes          Ö        No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes          Ö        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   Ö                                                                    Accelerated filer

Non-accelerated filer   _   (Do not check if a smaller reporting company)   Smaller reporting company     _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                                  No  Ö

As of July 18, 2012, a total of 88,135,978 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED
June 30, 2012

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

PART I                      FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	June 30, 2012	December 31, 2011

ASSETS
Cash and cash equivalents	$28,832	$25,247
Receivables, net	333,976	328,590
Inventories	174,820	175,929
Deferred tax asset	13,211	13,224
Prepaid expenses and other current assets	12,427	10,828
Total current assets	563,266	553,818

Property, plant and equipment, net	247,856	231,055
Goodwill	75,166	71,970
Other intangible assets, net	19,077	20,850
Other assets	10,217	9,144
Total assets	$915,582	$886,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$792	$2,232
Accounts payable	84,161	97,168
Accrued liabilities	28,327	47,443
Total current liabilities	113,280	146,843

Long-term debt, less current portion	238,843	189,876
Deferred tax liability	47,034	46,844
Other noncurrent liabilities	13,906	5,428
Total liabilities	413,063	388,991

Commitments and contingencies (Note 8)

Common stock, $0.01 par value, 200,000,000 shares authorized and 95,496,604 and 94,497,526 shares issued, respectively	955	945
Paid-in capital	480,414	477,204
Accumulated other comprehensive income	(3,133)	789
Retained earnings	65,080	34,983
Treasury stock, at cost; 6,407,673 and 2,803,987 shares, respectively	(40,797)	(16,075)
Total stockholders’ equity	502,519	497,846
Total liabilities and stockholders' equity	$915,582	$886,837

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011

Revenues	$245,756	$230,822	$508,092	$433,473

Cost of revenues	201,534	178,911	416,436	337,913
Selling, general and administrative expenses	19,944	21,150	41,257	36,968
Other operating income, net	(477)	(835)	(491)	(952)

Operating income	24,755	31,596	50,890	59,544

Foreign currency exchange loss (gain)	461	(468)	231	(145)
Interest expense, net	2,553	2,100	4,921	4,357

Income from operations before income taxes	21,741	29,964	45,738	55,332
Provision for income taxes	7,278	10,684	15,641	20,198

Net income	$14,463	$19,280	$30,097	$35,134

Income per common share -basic:	$0.16	$0.21	$0.34	$0.39
Income per common share -diluted:	$0.15	$0.19	$0.31	$0.35

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Net income	$14,463	$19,280	$30,097	$35,134

Foreign currency translation adjustments	(7,917)	1,903	(3,922)	7,001

Comprehensive income	$6,546	$21,183	$26,175	$42,135

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$30,097	$35,134
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	15,808	13,575
Stock-based compensation expense	3,003	2,065
Provision for deferred income taxes	178	9,997
Net provision for doubtful accounts	1,073	699
Loss (gain) on sale of assets	104	(117)
Change in assets and liabilities:
Increase in receivables	(10,793)	(32,334)
Increase in inventories	(870)	(1,981)
Increase in other assets	(2,826)	(5,729)
(Decrease) increase in accounts payable	(8,705)	5,091
Decrease in accrued liabilities and other	(11,247)	(5,273)
Net cash provided by operating activities	15,822	21,127

Cash flows from investing activities:
Capital expenditures	(26,315)	(16,842)
Business acquisition, net of cash acquired	-	(25,601)
Proceeds from sale of property, plant and equipment	371	280
Net cash used in investing activities	(25,944)	(42,163)

Cash flows from financing activities:
Borrowings on lines of credit	173,846	2,256
Payments on lines of credit	(126,233)	(2,629)
Proceeds from employee stock plans	468	1,543
Purchase of treasury stock	(24,825)	(598)
Post-closing payment for business acquisition	(11,892)	-
Other financing activities	(53)	(22)
Net cash provided by financing activities	11,311	550

Effect of exchange rate changes on cash	2,396	1,780

Net increase (decrease) in cash and cash equivalents	3,585	(18,706)
Cash and cash equivalents at beginning of year	25,247	83,010

Cash and cash equivalents at end of period	$28,832	$64,304

Cash paid for:
Income taxes (net of refunds)	$5,836	$11,380
Interest	$4,106	$3,602

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our fiscal year end is December 31, our second quarter represents the three month period ended June 30 and our first half represents the six month period ending June 30. The results of operations for the second quarter and first half of 2012 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2012, the results of our operations for the second quarter and first half of 2012 and 2011, and our cash flows for the first half of 2012 and 2011. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2011 is derived from the audited consolidated financial statements at that date.

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

Note 2 – Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share:

	Second Quarter		First Half
(In thousands, except per share data)	2012	2011	2012	2011

Basic EPS:
Net income	$14,463	$19,280	$30,097	$35,134

Weighted average number of common shares outstanding	88,600	89,791	89,536	89,707

Basic income per common share	$0.16	$0.21	$0.34	$0.39

Diluted EPS:
Net income	$14,463	$19,280	$30,097	$35,134
Assumed conversions of Senior Notes	1,283	1,241	2,539	2,438
Adjusted net income	$15,746	$20,521	$32,636	$37,572

Weighted average number of common shares outstanding-basic	88,600	89,791	89,536	89,707
Add: Dilutive effect of stock options and restricted stock awards	457	1,061	561	739
Dilutive effect of Senior Notes	15,682	15,682	15,682	15,682

Diluted weighted average number of common shares outstanding	104,739	106,534	105,779	106,128

Diluted income per common share	$0.15	$0.19	$0.31	$0.35

Stock options and warrants excluded from calculation of diluted earnings per share because anti-dilutive for the period	2,440	2,536	2,123	3,731

Weighted average dilutive stock options and restricted stock outstanding totaled approximately 2.9 million and 4.2 million shares for the second quarter of 2012 and 2011, respectively, and 2.9 million and 3.2 million for the first half of 2012 and 2011, respectively. The resulting net effect of stock options and restricted stock were used in calculating diluted earnings per share for the period.

Note 3 – Stock-Based Compensation

During the second quarter of 2012, the Compensation Committee of our Board of Directors approved equity-based compensation to executive officers and other key employees.  These awards included a grant of 871,181 time-vesting shares of stock, which vest equally over a three-year period.  The fair value on the date of grant for these awards was $5.57 per share.  Non-employee directors received shares of restricted stock totaling 117,115 shares, which will vest in full on the first anniversary of the grant date.

Additionally, 1,438,158 stock options were granted to executive officers and other key employees at an exercise price of $5.57, which provides for equal vesting over a three-year period with a term of ten years.  The estimated fair value of the stock options on the grant date using the Black-Scholes option-pricing model was $2.89.  The assumptions used in the Black-Scholes model included a risk free interest rate of 0.68%, expected life of 5.22 years and expected volatility of 60.3%.

Note 4 – Treasury Stock

In February 2012, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $50.0 million of our outstanding shares of common stock.  As of June 30, 2012, we had repurchased 3,530,509 shares for an aggregate price of approximately $6.89 million. All of the shares repurchased are held as treasury stock. We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Repurchases may be suspended at any time.

Note 5 – Acquisition

In April 2011, we completed the acquisition of the drilling fluids and engineering services business from Rheochem PLC, a publicly-traded Australian-based oil and gas company.  The acquired business provides drilling fluids and related engineering services to the oil and gas exploration and geothermal industries with operations in Australia, New Zealand and India.  Total cash paid in 2011 was AUD$27.2 million ($28.8 million), including post-closing payments of AUD$0.8 million ($0.8 million) based on a true-up of the final working capital conveyed at closing and AUD$2.0 million ($2.1 million) related to a six month earn-out provision in the agreement.    During the second quarter of 2012, the final payment was made which totaled AUD$11.9 million ($11.9 million), reflecting additional consideration required based on financial results of the acquired business over a one year earn-out period ended February 2012.

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

The following table summarizes the amounts recognized for assets acquired and liabilities assumed, as of the April 2011 acquisition date.

(In thousands)

Cash and cash equivalents	$315
Receivables, net	3,316
Inventories	7,166
Prepaid expenses and other current assets	773
Property, plant and equipment, net	9,465
Goodwill	13,842
Customer relationships (11 year life)	10,492
Tradename (5 year life)	700
Other assets	510
Total assets acquired	$46,579

Accounts payable	$717
Accrued liabilities	16,243
Deferred tax liability	3,432
Other noncurrent liabilities	271
Total liabilities assumed	$20,663

Total cash conveyed at closing	$25,916

The accrued liabilities at the date of acquisition in the table above includes $14.8 million reflecting the post-closing payments to the seller under the terms of the agreement, including $2.9 million that was paid during the third quarter of 2011 and the final payment of $11.9 million paid in the second quarter of 2012.

Proforma results of operation for the acquired business have not been presented as the effect of this acquisition is not material to our consolidated financial statements.

Note 6 – Receivables and Inventories

Receivables - Receivables consist of the following:

(In thousands)	June 30, 2012	December 31, 2011

Gross trade receivables	$324,800	$306,791
Allowance for doubtful accounts	(3,819)	(3,161)
Net trade receivables	320,981	303,630

Other receivables	12,995	24,960

Total receivables, net	$333,976	$328,590

Inventories - Our inventories include $173.1 million and $174.7 million of raw materials and components for our drilling fluids systems at June 30, 2012 and December 31, 2011, respectively.  The remaining balance consists primarily of composite mat finished goods.

Note 7 – Financing Arrangements and Fair Value of Financial Instruments

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $125.0 million revolving credit facility, of which $66.0 million was outstanding at June 30, 2012.  The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011.  Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date.  The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock.  We may not redeem the Senior Notes prior to their maturity date.

Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at June 30, 2012 and December 31, 2011. The estimated fair value of our Senior Notes is $158.6 million at June 30, 2012 and $195.8 million at December 31, 2011, based on Level 2 inputs including quoted market prices at these respective dates.

Note 8 – Commitments and Contingencies

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. In the opinion of management, any liability in these matters should not have a material effect on our consolidated financial statements.

Note 9 – Segment Data

Summarized operating results for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter		First Half
(In thousands)	2012	2011	2012	2011

Revenues
Fluids Systems & Engineering	$202,388	$191,205	$420,884	$361,672
Mats & Integrated Services	30,071	27,793	60,604	50,856
Environmental Services	13,297	11,824	26,604	20,945
Total Revenues	$245,756	$230,822	$508,092	$433,473

Operating Income (loss)
Fluids Systems & Engineering	$13,480	$20,792	$27,475	$39,991
Mats & Integrated Services	13,075	14,730	27,414	26,514
Environmental Services	3,514	2,980	7,089	4,600
Corporate Office	(5,314)	(6,906)	(11,088)	(11,561)
Operating Income	$24,755	$31,596	$50,890	$59,544

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

Overview

We are a diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration (“E&P”) industry. We operate our business through three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services and Environmental Services.  Our Fluids Systems and Engineering segment, which generated 83% of consolidated revenues in the first half of 2012, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America; Europe, the Middle East and Africa (“EMEA”); Latin America; and following our April 2011 acquisition (as described below), Asia Pacific.

Our Mats and Integrated Services segment, which generated 12% of consolidated revenues in the first half of 2012, provides composite mat rentals, well site construction and related well site services to E&P customers in the U.S.  We also sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry.  Our Environmental Services segment, which generated 5% of consolidated revenues in the first half of 2012, processes and disposes of waste generated by E&P customers along the U.S. Gulf Coast.  While we continue to expand our operations globally, particularly in our Fluids Systems and Engineering segment, our North American operations generated 78% of consolidated revenues in the first half of 2012.

In North America we have continued the roll-out of Evolution®, our high performance water-based drilling fluid system launched in 2010, which we believe provides superior performance and environmental benefits to our customers, as compared to traditional fluids systems used in the industry.  After the initial introduction into the Haynesville shale during 2010, the system is now being used by customers in several major North American drilling basins.  Revenues from wells using the Evolution system were approximately $50 million in the first half of 2012.

In April 2011, we completed the acquisition of the drilling fluids and engineering services business from Rheochem PLC, a publicly-traded Australian-based oil and gas company.  The acquired business provides drilling fluids and related engineering services with operations in Australia, New Zealand and India.  Total cash paid in 2011 was AUD$27.2 million ($28.8 million), including post-closing payments of AUD$0.8 million ($0.8 million) based on a true-up of the final working capital conveyed at closing and AUD$2.0 million ($2.1 million) related to a six month earn-out provision in the agreement.  During the second quarter of 2012, the final payment was made which totaled AUD$11.9 million ($11.9 million), reflecting additional consideration required based on financial results of the acquired business over a one year earn-out period ended February 2012.

Our operating results depend, to a large extent, on oil and gas drilling activity levels in the markets we serve, as well as the depth of drilling, which governs the revenue potential of each well. The drilling activity in turn, depends on oil and gas commodity pricing, inventory levels and demand, and more recently, regulatory actions such as those affecting operations in the Gulf of Mexico.

Rig count data is the most widely accepted indicator of drilling activity.  Average North American rig count data for the second quarter and first half of 2012, as compared to the second quarter and first half of 2011 is as follows:

	Second Quarter		2012 vs 2011
	2012	2011	Count	%

U.S. Rig Count	1,970	1,826	144	8%
Canadian Rig Count	177	187	(10)	(5%)
North America	2,147	2,013	134	7%

	First Half		2012 vs 2011
	2012	2011	Count	%

U.S. Rig Count	1,980	1,774	206	12%
Canadian Rig Count	380	379	1	0%
North America	2,360	2,153	207	10%

Source: Baker Hughes Incorporated

While the average total U.S. rig count has increased by 8% from the second quarter of 2011 to the second quarter of 2012, there has been a significant regional shift in activity over this period. This shift from dry gas drilling to oil and liquid-rich drilling resulted in a significant decline in several key dry gas basins, including the Haynesville shale (East Texas), Barnett (East Texas) and areas in the Rockies, which was more than offset by increases in oil and liquid-rich basins, including the Bakken (North Dakota), Eagle Ford (South Texas), Mississippian Lime (mid-continent) and Permian Basin (West Texas).  During periods of transition such as the first half of 2012, operating expenses within our U.S. business units were elevated, as we re-deployed personnel and assets among regions and modify our regional business unit infrastructures to meet the changing activity levels.

Second Quarter of 2012 Compared to Second Quarter of 2011

Consolidated Results of Operations

Summarized results of operations for the second quarter of 2012 compared to the second quarter of 2011 are as follows:

	Second Quarter		2012 vs 2011
(In thousands)	2012	2011	$	%

Revenues	$245,756	$230,822	$14,934	6%

Cost of revenues	201,534	178,911	22,623	13%
Selling, general and administrative expenses	19,944	21,150	(1,206)	(6%)
Other operating income, net	(477)	(835)	358	(43%)

Operating income	24,755	31,596	(6,841)	(22%)

Foreign currency exchange loss (gain)	461	(468)	929	(199%)
Interest expense, net	2,553	2,100	453	22%

Income from operations before income taxes	21,741	29,964	(8,223)	(27%)
Provision for income taxes	7,278	10,684	(3,406)	(32%)

Net income	$14,463	$19,280	$(4,817)	(25%)

Revenues

Revenues increased 6% to $245.8 million in the second quarter of 2012, compared to $230.8 million in the second quarter of 2011.  This $14.9 million improvement includes a $12.4 million (7%) increase in revenues in North America, largely driven by the 7% improvement in the North America rig count.  Revenues from our international operations increased by $2.6 million (5%).  Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues increased 13% to $201.5 million in the second quarter of 2012, as compared to $178.9 million in the second quarter of 2011. The increase is primarily driven by the 6% increase in revenues, along with elevated operating expenses driven by the shift in activity from dry gas to liquid rich regions in the U.S.  Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $1.2 million to $19.9 million in the second quarter of 2012 from $21.2 million in the second quarter of 2011, primarily due to lower performance-based employee incentive compensation.

Foreign currency exchange

Foreign currency exchange was a $0.5 million loss in the second quarter of 2012, compared to a $0.5 million gain in the second quarter of 2011, and primarily reflects the impact of currency translations on assets and liabilities held in our foreign operations that are denominated in currencies other than functional currencies.

Interest expense, net

Interest expense totaled $2.6 million for the second quarter of 2012 compared to $2.1 million for the second quarter of 2011.  The increase is primarily attributable to the increased borrowings in the second quarter of 2012, as compared to the second quarter of 2011.

Provision for income taxes

The provision for income taxes for the second quarter of 2012 was $7.3 million, reflecting an effective tax rate of 33.5%, compared to $10.7 million in the second quarter of 2011 with an effective tax rate of 35.7%. The $3.4 million reduction is primarily attributable to the decrease in pretax income.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter		2012 vs 2011
(In thousands)	2012	2011	$	%

Revenues
Fluids systems and engineering	$202,388	$191,205	$11,183	6%
Mats and integrated services	30,071	27,793	2,278	8%
Environmental services	13,297	11,824	1,473	12%
Total revenues	$245,756	$230,822	$14,934	6%

Operating income (loss)
Fluids systems and engineering	$13,480	$20,792	$(7,312)
Mats and integrated services	13,075	14,730	(1,655)
Environmental services	3,514	2,980	534
Corporate office	(5,314)	(6,906)	1,592
Operating income	$24,755	$31,596	$(6,841)

Segment operating margin
Fluids systems and engineering	6.7%	10.9%
Mats and integrated services	43.5%	53.0%
Environmental services	26.4%	25.2%

Fluids Systems and Engineering

Revenues

Total revenues for this segment consisted of the following:

	Second Quarter		2012 vs 2011
(In thousands)	2012	2011	$	%

United States	$142,486	$137,147	$5,339	4%
Canada	7,231	3,653	3,578	98%
Total North America	149,717	140,800	8,917	6%
EMEA	25,304	26,202	(898)	(3%)
Latin America	18,153	17,609	544	3%
Asia Pacific	9,214	6,594	2,620	40%
Total	$202,388	$191,205	$11,183	6%

North American revenues increased 6% to $149.7 million in the second quarter of 2012, as compared to $140.8 million in the second quarter of 2011, largely attributable to the 7% increase in the North American rig count, along with share gains in several regions.  The growth in several North American basins was partially offset by an $8.7 million decline in our completion services and equipment rental revenues in the mid-continent region, which was primarily attributable to increased competition arising from the shift of competitors’ equipment and personnel from dry gas areas to this mid-continent area.

Internationally, revenues were up 5% to $52.7 million in the second quarter of 2012, as compared to $50.4 million in second quarter 2011.  This increase is primarily attributable to the full period impact of the Asia Pacific business unit, which was acquired during the second quarter of 2011.

Operating Income

Operating income for this segment was $13.5 million, reflecting an operating margin of 6.7% in the second quarter of 2012, compared to $20.8 million and a 10.9% operating margin in the second quarter of 2011. Of this $7.3 million decrease in operating income, $5.8 million of the decrease was attributable to our North American business, despite an $8.9 million increase in revenues.  The decline in operating income includes a $4.3 million decrease in the completion services and equipment rental business associated with the $8.7 million revenue decline described above.  Due to the relatively fixed nature of operating expenses in this service and equipment rental business unit, the incremental operating income impact from the decline in revenues is higher than what is typically experienced in this segment. Operating expenses were also elevated during the second quarter of 2012 due to operating cost inefficiencies as customer activities transition away from dry gas regions into oil and liquid-rich regions.

Our international operating income declined $1.5 million on a $2.3 million increase in revenues.  This decrease in operating income is primarily due to the customer mix changes and elevated operating costs in preparation for new contracts in North Africa.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	Second Quarter		2012 vs 2011
(In thousands)	2012	2011	$	%

Mat rental and integrated services	$15,766	$18,574	$(2,808)	(15%)
Mat sales	14,305	9,219	5,086	55%
Total	$30,071	$27,793	$2,278	8%

Mat rental and integrated services revenues decreased $2.8 million as compared to the prior year period, as a $1.7 million increase in the U.S. Gulf Coast, a $1.4 million increase in the Rocky Mountain region, along with small gains in our international rental business was offset by a $6.5 million decline in the Northeast U.S.  In addition, mat sales increased by $5.1 million over the prior year period due to increasing demand for our DurabaseTM composite mat products from international E&P customers and other industries.

Operating Income

Segment operating income decreased by $1.7 million on the $2.3 million increase in revenues.  The decline in operating income is primarily attributable to the higher mix of mat sales relative to mat rental activity.  Incremental margins on mat sales are less than mat rentals or service activities due to the fixed nature of operating expenses in the rental business, including depreciation expense on our rental mat fleet.

Environmental Services

Revenues

Total revenues for this segment consisted of the following:

	Second Quarter		2012 vs 2011
(In thousands)	2012	2011	$	%

E&P waste	$10,749	$9,393	$1,356	14%
NORM and industrial waste	2,548	2,431	117	5%
Total	$13,297	$11,824	$1,473	12%

Environmental services revenues increased 12% to $13.3 million in the second quarter of 2012, as compared to the second quarter of 2011. Substantially all of the increase is attributable to higher E&P waste, due to the increased activity in state waters and land oil drilling activities along the U.S. Gulf Coast.

Operating Income

Operating income for this segment increased by $0.5 million in the second quarter of 2012, compared to the second quarter of 2011, primarily attributable to the $1.5 million increase in revenues described above.

Corporate Office

Corporate office expenses decreased $1.6 million to $5.3 million in the second quarter of 2012, compared to $6.9 million in second quarter 2011.  The decrease is primarily attributable to a $1.5 million decline in performance-based employee compensation and $0.6 million of transaction-related expenses incurred in the second quarter of 2011, associated with the April 2011 acquisition described above.

First Half of 2012 Compared to First Half of 2011

Consolidated Results of Operations

Summarized results of operations for the first half of 2012 compared to the first half of 2011 are as follows:

	First Half		2012 vs 2011
(In thousands)	2012	2011	$	%

Revenues	$508,092	$433,473	$74,619	17%

Cost of revenues	416,436	337,913	78,523	23%

Selling, general and administrative expenses	41,257	36,968	4,289	12%
Other operating income, net	(491)	(952)	461	(48%)

Operating income	50,890	59,544	(8,654)	(15%)

Foreign currency exchange loss (gain)	231	(145)	376	(259%)
Interest expense, net	4,921	4,357	564	13%

Income from operations before income taxes	45,738	55,332	(9,594)	(17%)
Provision for income taxes	15,641	20,198	(4,557)	(23%)

Net income	$30,097	$35,134	$(5,037)	(14%)

Revenues

Revenues increased 17% to $508.1 million in the first half of 2012, compared to $433.5 million in the first half of 2011.  This $74.6 million improvement includes a $61.1 million (18%) increase in revenues in North America, largely driven by the 10% improvement in the North America rig count, along with market share gains in several regions.  Revenues from our international operations increased $13.6 million. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues increased 23% to $416.4 million in the first half of 2012, as compared to $337.9 million in the first half of 2011.  The increase is primarily driven by the 17% increase in revenues along with elevated operating expenses in the first half of 2012 driven by the shift in activity from dry gas to liquid rich regions in the U.S.  Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4.3 million to $41.3 million in the first half of 2012 from $37.0 million in the first half of 2011.  The first half of 2012 includes $4.1 million of spending associated with the enterprise resource planning (“ERP”) system conversion in the U.S. operations.

Foreign currency exchange

Foreign currency exchange was a $0.2 million loss in the first half of 2012, compared to a $0.1 million gain in the first half of 2011, and primarily reflects the impact of currency translations on assets and liabilities held in our foreign operations that are denominated in currencies other than functional currencies.

Interest expense, net

Interest expense totaled $4.9 million for the first half of 2012 compared to $4.4 million for the first half of 2011.  The increase is primarily attributable to the increased borrowings in the first half of 2012, as compared to the first half of 2011.

Provision for income taxes

The provision for income taxes for the first half of 2012 was $15.6 million, reflecting an effective tax rate of 34.2%, compared to $20.2 million in the first half of 2011, reflecting an effective tax rate of 36.5%.  The $4.6 million reduction is primarily attributable to the decrease in pre-tax income.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Half		2012 vs 2011
(In thousands)	2012	2011	$	%

Revenues
Fluids systems and engineering	$420,884	$361,672	$59,212	16%
Mats and integrated services	60,604	50,856	9,748	19%
Environmental services	26,604	20,945	5,659	27%
Total revenues	$508,092	$433,473	$74,619	17%

Operating (loss) income
Fluids systems and engineering	$27,475	$39,991	(12,516)
Mats and integrated services	27,414	26,514	900
Environmental services	7,089	4,600	2,489
Corporate office	(11,088)	(11,561)	473
Operating income	$50,890	$59,544	$(8,654)

Segment operating margin
Fluids systems and engineering	6.5%	11.1%
Mats and integrated services	45.2%	52.1%
Environmental services	26.6%	22.0%

Fluids Systems and Engineering

Revenues

Total revenues for this segment consisted of the following:

	First Half		2012 vs 2011
(In thousands)	2012	2011	$	%

United States	$284,839	$249,868	$34,971	14%
Canada	25,950	14,457	11,493	79%
Total North America	310,789	264,325	46,464	18%
EMEA	55,303	53,270	2,033	4%
Latin America	36,756	37,483	(727)	(2%)
Asia Pacific	18,036	6,594	11,442	174%
Total	$420,884	$361,672	$59,212	16%

North American revenues increased 18% to $310.8 million in the first half of 2012, as compared to $264.3 million in the first half of 2011, largely attributable to the 10% increase in the North American rig count, along with share gains in several regions.  The growth in several North American basins was partially offset by a $17.4 million decline in our completion services and equipment rental revenues in the mid-continent region, which was primarily attributable to increased competition arising from the shift of competitors’ equipment and personnel from dry gas areas to this mid-continent area.

Internationally, revenues were up 13% to $110.1 million in the first half of 2012, as compared to $97.3 million in first half 2011. This increase includes an $11.4 million increase in revenues from our Asia Pacific region following the April 2011 acquisition described above.

Operating Income

Operating income for this segment was $27.5 million, reflecting an operating margin of 6.5% in the first half of 2012, compared to $40.0 million and an 11.1% operating margin in the first half of 2011.  Substantially all of this $12.5 million operating income decline is attributable to our North America operations, despite a $46.5 million increase in revenues.  The decline in operating income includes a $9.8 million decrease in the completion services and equipment rental business associated with the $17.4 million revenue decline described above.  Due to the relatively fixed nature of operating expenses in this service and equipment rental business unit, the incremental operating income impact from the decline in revenues is higher than what is typically experienced in this segment.  In addition, the first half of 2012 includes $2.6 million of additional costs associated with the recent ERP system conversion in the U.S. operations. Operating expenses were also elevated during the first half of 2012 due to operating cost inefficiencies as customer activities transition away from dry gas regions into oil and liquid-rich regions.

Operating income from our international operations declined $.01 million on a $12.7 million increase in revenues.  Increases from our Asia Pacific and Latin America regions were offset by a decline in the EMEA region.  The decline in the EMEA region is primarily attributable to increased salary costs and elevated operating costs in preparation for new contracts in North Africa.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	First Half		2012 vs 2011
(In thousands)	2012	2011	$	%

Mat rental and integrated services	$31,890	$34,246	$(2,356)	(7%)
Mat sales	28,714	16,610	12,104	73%
Total	$60,604	$50,856	$9,748	19%

Mat rental and integrated services revenues decreased $2.4 million as compared to the prior year period, as a $13.7 million decline in the Northeast U.S. was partially offset by a $5.3 million increase in the U.S. Gulf Coast and a $4.9 million increase in the Rocky Mountain region, along with small gains in our international rental business.  Mat sales increased by $12.1 million due to increasing demand for our DurabaseTM composite mat products from international E&P customers and other industries.

Operating Income

Segment operating income increased by $0.9 million on the $9.7 million increase in revenues, reflecting an incremental margin of 9.2%.  The low incremental margin is primarily attributable to the higher mix of mat sales relative to rental activity.  Due to the fixed nature of operating expenses in the rental business, including depreciation expense on our rental mat fleet, the decremental margin associated with the decline in rental and integrated service revenues is much higher than the incremental margin associated with the increase in mat sales.

Environmental Services

Revenues

Total revenues for this segment consisted of the following:

	First Half		2012 vs 2011
(In thousands)	2012	2011	$	%

E&P waste	$21,752	$15,747	$6,005	38%
NORM and industrial waste	4,852	5,198	(346)	(7%)
Total	$26,604	$20,945	$5,659	27%

Environmental services revenues increased 27% to $26.6 million in the first half of 2012, as compared to the first half of 2011. Substantially all of the increase is attributable to higher E&P waste, due to the increased activity in state waters and land oil drilling activities along the U.S. Gulf Coast.

Operating Income

Operating income for this segment increased by $2.5 million in the first half of 2012, compared to the first half of 2011, on a $5.7 million increase in revenues, reflecting an incremental margin of 44%.  The high incremental impact to operating income from the increase in revenues is due to the fixed nature of the majority of the operating expenses in this segment, including the operating costs of our disposal sites and transfer stations.

Corporate Office

Corporate office expenses decreased $0.5 million to $11.1 million in the first half of 2012, compared to $11.6 million in first half 2011.  The decrease includes a $1.6 million decline in performance-based employee incentive costs and a $1.0 million decline for transaction related expenses associated with the April 2011 acquisition described above, partially offset by $1.3 million of additional costs associated with the ERP system conversion in our U.S. operations.

Liquidity and Capital Resources

Net cash provided by operating activities during the first half of 2012 totaled $15.8 million. Net income adjusted for non-cash items provided $50.3 million of cash during the period, while changes in operating assets and liabilities used $34.4 million of cash.  Increases in accounts receivable used $10.8 million of cash in the first half of 2012 while decreases in accounts payable and accrued liabilities used $20.0 million.  Following our ERP system conversion in the U.S. operations of our Fluids Systems and Engineering segment, the pace of customer billings has lagged from our historical performance.  While the pace of customer billings has improved throughout the first half of 2012, the receivables balance in this business unit has remained elevated, due in part to the lag time between customer invoicing and customer payment date, as our customers have historically paid 30-60 days from invoice date.

Net cash used in investing activities during the first half of 2012 was $25.9 million, consisting primarily of $14.9 million in capital expenditures in our fluids systems and engineering segment, including $4.5 million associated with the construction of a new technology center and $9.8 million associated with purchases of equipment at our operating locations.  In addition, $5.7 million was used in the mats and integrated services segment for expansion of the mat rental fleet and capacity expansion at our mat manufacturing facility.  Net cash provided by financing activities during the first half of 2012 was $11.3 million, including borrowings on our line of credit offset by $24.8 million in repurchases of our outstanding common stock and payment associated with the one-year earn-out obligation of $11.9 million following the April 2011 acquisition.

We anticipate that our working capital requirements for our operations will decline in the near term due to expected reductions in accounts receivable from the elevated levels at June 30, 2012.  We expect total 2012 capital expenditures to range between $50 million to $60 million. We expect our $28.8 million of cash on-hand at June 30, 2012, along with cash generated by operations and availability under our existing credit agreement to be adequate to fund our anticipated capital needs during the next 12 months.

Our capitalization is as follows:

(In thousands)	June 30, 2012	December 31, 2011

Senior Notes	$172,500	$172,500
Revolving credit facility	66,000	17,000
Other	1,135	2,608
Total	239,635	192,108

Stockholder's equity	502,519	497,846

Total capitalization	$742,154	$689,954

Total debt to capitalization	32.3%	27.8%

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $125.0 million revolving credit facility, of which $66.0 million was outstanding at June 30, 2012.  The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011.  Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date.  The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock.  We may not redeem the Senior Notes prior to their maturity date.

Our revolving credit facility (the "Credit Agreement") provides for a $125 million revolving loan facility available for borrowings and letters of credit and expires in November 2016. Under the terms of the Credit Agreement, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 300 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 200 basis points. The applicable margin on LIBOR borrowings on June 30, 2012 was 200 basis points. In addition, we are required to pay a commitment fee on the unused portion of the Facility of 37.5 basis points. The Credit Facility contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of June 30, 2012.

At June 30, 2012, $66.0 million was outstanding under the Credit Agreement, and $4.3 million in letters of credit were issued and outstanding under the Credit Agreement leaving $54.7 million of availability at June 30, 2012.  Additionally, we had $1.1 million in letters of credit outstanding relating to foreign operations.

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

Interest Rate Risk

At June 30, 2012, we had total debt outstanding of $239.6 million, including $172.5 million of borrowings under our Senior Notes, bearing interest at a fixed rate of 4.0%. Variable rate debt totaled $67.1 million which included $66.0 million outstanding under our revolving credit facility and $1.1 million of borrowings under foreign bank lines of credit.  At the June 30, 2012 balance, a 200 basis point increase in market interest rates during 2012 would cause our annual interest expense to increase approximately $1.3 million, resulting in a $0.01 per diluted share reduction in annual net earnings.

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

ITEM 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2012, the end of the period covered by this quarterly report.

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                      OTHER INFORMATION

ITEM 1.    Legal Proceedings

The information set forth in the legal proceedings section of “Note 8, Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

ITEM 1A.  Risk Factors

There have been no material changes during the period ended June 30, 2012 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended June 30, 2012:

Period				Total Number of Shares Purchased	(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (2)
April 1	-	30,	2012	929,101		$ 8.04	929,101	$35.0 million
May 1	-	31,	2012	-		-	-	$35.0 million
June 1	-	30,	2012	1,752,314		$ 5.57	1,665,408	$25.7 million
			Total	2,681,415		$ 6.42	2,594,509

(1)	During the three months ended June 30, 2012, we purchased an aggregate of 86,906 shares surrendered in lieu of taxes under vesting of restricted stock awards.

(2)
The value of shares that may be repurchased reflects the value available under the program approved by our Board of Directors in February 2012, which was a new stock repurchase program of up to $50 million of outstanding common stock.

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

ITEM 5.    Other Information

The following information is being provided to revise certain information in our Definitive Proxy Statement filed on April 25, 2012 (the “2012 Proxy”).  Pages 57 through 61 of the 2012 Proxy contain tables representing calculations of amounts payable to the named executive officers in the context of certain termination events, such as death, disability, and change of control (the “Termination Tables”).  The Termination Tables are intended to reflect the calculation of such payments assuming the executive’s employment is terminated as of December 31, 2011.  Errors were discovered in the estimation of the value of the tax gross-up benefit (the “280G Gross-up Benefit”) included in the Termination Tables of the 2012 Proxy.  The 280G Gross-up Benefit granted to certain of our named executive officers is described on pages 55 and 56 of the 2012 Proxy.  Because the 280G Gross-up Benefit is only available in the context of a change of control event, only the calculations contained in the columns of the Termination Tables labeled “Termination Due to Change of Control” were impacted by this error.  The table below contains both the original estimate of the 280G Gross-up Benefit in the 2012 Proxy and the revised estimate:

Named Executive Officer	Estimate of 280G Excise Tax and Reimbursement per 2012 Proxy from Termination Due to Change of Control	Revised Estimate of 280G Excise Tax and Reimbursement from Termination Due to Change of Control1
Paul Howes	$1,239,299	$2,569,070
Gregg Piontek	$0	$503,711
Mark Airola	$0	$613,271
Jeff Juergens2	$310,610	$0

(1)	As of December 31, 2011.

(2)	Mr. Juergens’ Change of Control Agreement does not include the 280G Gross-up Benefit.

ITEM 6.    Exhibits

10.1	Indemnification Agreement dated May 23, 2012, by and between Newpark Resources, Inc. and Lee Ann Kendrick.

10.2	Form of Restricted Stock Unit under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009).

10.3	Form of Non-Qualified Stock Option for Participants Outside the United States under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009).

10.4	Second Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors' Restricted Stock Plan.

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Gregg S. Piontek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Gregg S. Piontek pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Reporting requirements under the Mine Safety and Health Administration.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

* Furnished with this Form 10-Q, not filed

NEWPARK RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 27, 2012

NEW PARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek, Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Indemnification Agreement dated May 23, 2012, by and between Newpark Resources, Inc. and Lee Ann Kendrick.

10.2	Form of Restricted Stock Unit under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009).

10.3	Form of Non-Qualified Stock Option for Participants Outside the United States under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009).

10.4	Second Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors' Restricted Stock Plan.

31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Gregg S. Piontek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Gregg S. Piontek pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Reporting requirements under the Mine Safety and Health Administration.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

* Furnished with this Form 10-Q, not filed