Form 10-Q
period 2012-09-30
NEWPARK RESOURCES INC
filed 2012-10-26
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

Yes          ✓          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ✓                        Accelerated filer

Non-accelerated filer            (Do not check if a smaller reporting company)   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                                 No                ✓

As of October 18, 2012, a total of 86,877,903 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2012

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

PART I          FINANCIAL INFORMATION

ITEM 1.         Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	September 30, 2012	December 31, 2011

ASSETS
Cash and cash equivalents	$35,457	$25,247
Receivables, net	312,040	328,590
Inventories	181,188	175,929
Deferred tax asset	14,438	13,224
Prepaid expenses and other current assets	11,361	10,828
Total current assets	554,484	553,818

Property, plant and equipment, net	247,329	231,055
Goodwill	75,796	71,970
Other intangible assets, net	18,317	20,850
Other assets	8,529	9,144
Total assets	$904,455	$886,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$799	$2,232
Accounts payable	95,670	97,168
Accrued liabilities	36,767	47,443
Total current liabilities	133,236	146,843

Long-term debt, less current portion	200,838	189,876
Deferred tax liability	43,501	46,844
Other noncurrent liabilities	13,821	5,428
Total liabilities	391,396	388,991

Commitments and contingencies (Note 8)

Common stock, $0.01 par value, 200,000,000 shares authorized and 95,652,486 and 94,497,526 shares issued, respectively	957	945
Paid-in capital	482,886	477,204
Accumulated other comprehensive (loss) income	(3,042)	789
Retained earnings	83,822	34,983
Treasury stock, at cost; 8,035,100 and 2,803,987 shares, respectively	(51,564)	(16,075)
Total stockholders’ equity	513,059	497,846
Total liabilities and stockholders' equity	$904,455	$886,837

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011

Revenues	$259,599	$261,193	$767,691	$694,666

Cost of revenues	210,276	201,272	626,712	539,185
Selling, general and administrative expenses	20,878	20,802	62,135	57,770
Other operating income, net	(311)	(60)	(802)	(1,012)
Operating income	28,756	39,179	79,646	98,723

Foreign currency exchange loss	185	485	416	340
Interest expense, net	2,416	2,464	7,337	6,821
Income from operations before income taxes	26,155	36,230	71,893	91,562
Provision for income taxes	7,413	13,233	23,054	33,431
Net income	$18,742	$22,997	$48,839	$58,131

Income per common share -basic:	$0.22	$0.25	$0.55	$0.65
Income per common share -diluted:	$0.20	$0.23	$0.50	$0.58

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Net income	$18,742	$22,997	$48,839	$58,131

Foreign currency translation adjustments	91	(11,977)	(3,831)	(4,976)

Comprehensive income	$18,833	$11,020	$45,008	$53,155

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$48,839	$58,131
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	24,406	21,162
Stock-based compensation expense	5,027	3,396
Provision for deferred income taxes	(4,654)	16,363
Net provision for doubtful accounts	1,282	1,165
Loss on sale of assets	512	22
Change in assets and liabilities:
Decrease (increase) in receivables	11,964	(57,603)
Increase in inventories	(6,446)	(27,921)
Increase in other assets	(98)	(5,226)
Increase in accounts payable	2,905	28,893
Decrease in accrued liabilities and other	(3,085)	(3,655)
Net cash provided by operating activities	80,652	34,727
Cash flows from investing activities:
Capital expenditures	(34,858)	(28,136)
Business acquisition, net of cash acquired	-	(26,775)
Proceeds from sale of property, plant and equipment	823	434
Net cash used in investing activities	(34,035)	(54,477)
Cash flows from financing activities:
Borrowings on lines of credit	222,868	5,891
Payments on lines of credit	(213,221)	(5,754)
Proceeds from employee stock plans	1,007	1,768
Purchase of treasury stock	(35,698)	(599)
Post-closing payment for business acquisition	(11,892)	(2,055)
Other financing activities	(48)	(147)
Net cash used in financing activities	(36,984)	(896)
Effect of exchange rate changes on cash	577	538
Net increase (decrease) in cash and cash equivalents	10,210	(20,108)
Cash and cash equivalents at beginning of year	25,247	83,010
Cash and cash equivalents at end of period	$35,457	$62,902

Cash paid for:
Income taxes (net of refunds)	$17,370	$20,752
Interest	$4,665	$3,775

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Our fiscal year end is December 31, our third quarter represents the three month period ended September 30 and our first nine months represents the nine month period ended September 30.  The results of operations for the third quarter and first nine months of 2012 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2012, the results of our operations for the third quarter and first nine months of 2012 and 2011, and our cash flows for the first nine months of 2012 and 2011. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2011 is derived from the audited consolidated financial statements at that date.

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

Note 2 – Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share:

	Third Quarter		First Nine Months
(In thousands, except per share data)	2012	2011	2012	2011

Basic EPS:
Net income	$18,742	$22,997	$48,839	$58,131

Weighted average number of common shares outstanding	86,423	90,212	88,491	89,877

Basic income per common share	$0.22	$0.25	$0.55	$0.65

Diluted EPS:
Net income	$18,742	$22,997	$48,839	$58,131
Assumed conversions of Senior Notes	1,396	1,236	3,944	3,674
Adjusted net income	$20,138	$24,233	$52,783	$61,805

Weighted average number of common shares outstanding-basic	86,423	90,212	88,491	89,877
Add: Dilutive effect of stock options and restricted stock awards	695	1,025	756	883
Dilutive effect of Senior Notes	15,682	15,682	15,682	15,682

Diluted weighted average number of common shares outstanding	102,800	106,919	104,929	106,442

Diluted income per common share	$0.20	$0.23	$0.50	$0.58

Stock options and warrants excluded from calculation of diluted earnings per share because anti-dilutive for the period	3,377	2,862	2,503	3,913

Weighted average dilutive stock options and restricted stock outstanding totaled approximately 3.1 million and 4.5 million shares for the third quarter of 2012 and 2011, respectively, and 3.0 million and 3.1 million for the first nine months of 2012 and 2011, respectively. The resulting net effect of stock options and restricted stock were used in calculating diluted earnings per share for the period.

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

Note 4 – Treasury Stock

In February 2012, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $50.0 million of our outstanding shares of common stock.  As of September 30, 2012, we had repurchased 5,170,967 shares for an aggregate price of approximately $6.80 per share. Subsequent to September 30, 2012, approximately $8.7 million of additional share repurchases were completed, acquiring an additional 1.2 million shares under this program. All of the shares repurchased are held as treasury stock. We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.  Repurchases may be suspended at any time.

Note 5 – Acquisition

In April 2011, we completed the acquisition of the drilling fluids and engineering services business from Rheochem PLC, a publicly-traded Australian-based oil and gas company.  The acquired business provides drilling fluids and related engineering services to the oil and gas exploration and geothermal industries with operations in Australia, New Zealand and India.  Total cash paid in 2011 was AUD$27.2 million ($28.8 million), including post-closing payments of AUD$0.8 million ($0.8 million) based on a true-up of the final working capital conveyed at closing and AUD$2.0 million ($2.1 million) related to a six month earn-out provision in the agreement.  During the second quarter of 2012, the final payment was made which totaled AUD$11.9 million ($11.9 million) reflecting additional consideration required based on financial results of the acquired business over a one year earn-out period ended February 2012.

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

The accrued liabilities at the date of acquisition in the table above includes $14.8 million reflecting the post-closing payments to the seller under the terms of the agreement, including $2.9 million that was paid during the third quarter of 2011 and the final payment of $11.9 million paid in the second quarter of 2012.  There were no material changes to our initial goodwill estimate from the inception of the acquisition.

Proforma results of operation for the acquired business have not been presented as the effect of this acquisition is not material to our consolidated financial statements.

Note 6 – Receivables and Inventories

Receivables - Receivables consist of the following:

	September 30, 2012	December 31, 2011
(In thousands)

Gross trade receivables	$299,931	$306,791
Allowance for doubtful accounts	(4,038)	(3,161)
Net trade receivables	295,893	303,630

Other receivables	16,147	24,960

Total receivables, net	$312,040	$328,590

Inventories - Our inventories include $180.4 million and $174.7 million of raw materials and components for our drilling fluids systems at September 30, 2012 and December 31, 2011, respectively.  The remaining balance consists primarily of composite mat finished goods.

Note 7 – Financing Arrangements and Fair Value of Financial Instruments

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $125.0 million revolving credit facility, of which $28.0 million was outstanding at September 30, 2012.  The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011.  Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date.  The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock.  We may not redeem the Senior Notes prior to their maturity date.

Our financial instruments include cash and cash equivalents and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at September 30, 2012 and December 31, 2011. The estimated fair value of our Senior Notes is $179.4 million at September 30, 2012 and $195.8 million at December 31, 2011, based on Level 2 inputs including quoted market prices at these respective dates.

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

Note 9 – Segment Data

Summarized operating results for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter		First Nine Months
(In thousands)	2012	2011	2012	2011

Revenues
Fluids Systems & Engineering	$211,457	$216,160	$632,341	$577,832
Mats & Integrated Services	35,067	30,179	95,671	81,035
Environmental Services	13,075	14,854	39,679	35,799
Total Revenues	$259,599	$261,193	$767,691	$694,666

Operating Income (loss)
Fluids Systems & Engineering	$14,798	$25,648	$42,273	$65,639
Mats & Integrated Services	15,992	14,509	43,406	41,023
Environmental Services	3,089	4,958	10,178	9,558
Corporate Office	(5,123)	(5,936)	(16,211)	(17,497)
Operating Income	$28,756	$39,179	$79,646	$98,723

ITEM 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2011. Our third quarter represents the three month period ended September 30, 2012 and our first nine months represents the nine month period ended September 30, 2012.  Unless otherwise stated, all currency amounts are stated in U.S. dollars.

Overview

We are a diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration (“E&P”) industry. We operate our business through three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services and Environmental Services.  Our Fluids Systems and Engineering segment, which generated 82% of consolidated revenues in the first nine months of 2012, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions:  North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and following our April 2011 acquisition (as described below), Asia Pacific.

Our Mats and Integrated Services segment, which generated 13% of consolidated revenues in the first nine months of 2012, provides composite mat rentals, well site construction and related well site services to E&P customers in the U.S.  We also sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry.  Our Environmental Services segment, which generated 5% of consolidated revenues in the first nine months of 2012, processes and disposes of waste generated by E&P customers along the U.S. Gulf Coast.  While we continue to expand our operations globally, particularly in our Fluids Systems and Engineering segment, our North American operations generated 77% of consolidated revenues in the first nine months of 2012.

In North America we have continued the roll-out of Evolution®, our high performance water-based drilling fluid system launched in 2010, which we believe provides superior performance and environmental benefits to our customers, as compared to traditional fluids systems used in the industry.  After the initial introduction into the Haynesville shale during 2010, the system is now being used by customers in several major North American drilling basins.  Revenues from wells using the Evolution system were approximately $79 million in the first nine months of 2012.

In April 2011, we completed the acquisition of the drilling fluids and engineering services business from Rheochem PLC, a publicly-traded Australian-based oil and gas company.  The acquired business provides drilling fluids and related engineering services with operations in Australia, New Zealand and India.  Total cash paid in 2011 was AUD$27.2 million ($28.8 million), including post-closing payments of AUD$0.8 million ($0.8 million) based on a true-up of the final working capital conveyed at closing and AUD$2.0 million ($2.1 million) related to a six month earn-out provision in the agreement.  During the second quarter of 2012, the final payment was made which totaled AUD$11.9 million ($11.9 million) reflecting additional consideration required based on financial results of the acquired business over a one year earn-out period ended February 2012.

Our operating results depend, to a large extent, on oil and gas drilling activity levels in the markets we serve, as well as the depth of drilling, which governs the revenue potential of each well. The drilling activity in turn, depends on oil and gas commodity pricing, inventory levels and demand, and more recently, regulatory actions such as those affecting operations in the Gulf of Mexico.

Rig count data is the most widely accepted indicator of drilling activity.  Average North American rig count data for the third quarter and first nine months of 2012, as compared to the third quarter and first nine months of 2011 is as follows:

	Third Quarter		2012 vs 2011
	2012	2011	Count	%

U.S. Rig Count	1,906	1,944	(38)	(2%)
Canadian Rig Count	325	441	(116)	(26%)
North America	2,231	2,385	(154)	(6%)

	First Nine Months		2012 vs 2011
	2012	2011	Count	%

U.S. Rig Count	1,955	1,835	120	7%
Canadian Rig Count	362	401	(39)	(10%)
North America	2,317	2,236	81	4%

Source: Baker Hughes Incorporated

While the average total U.S. rig count has decreased by only 2% from the third quarter of 2011 to the third quarter of 2012, there has been a significant regional shift in activity over this period.  This shift from dry gas drilling to oil and liquid-rich drilling resulted in a significant decline in several key dry gas basins, including the Haynesville shale (East Texas), Barnett (East Texas) and areas in the Rockies, largely offset by increases in oil and liquid-rich basins, including the Bakken (North Dakota), Eagle Ford (South Texas), Mississippian Lime (mid-continent) and Permian Basin (West Texas).  During periods of rapid transition such as the first nine months of 2012, operating expenses within our U.S. business units were elevated, as we re-deployed personnel and assets among regions and modified our regional business unit infrastructures to meet the changing activity levels.

Third Quarter of 2012 Compared to Third Quarter of 2011

Consolidated Results of Operations

Summarized results of operations for the third quarter of 2012 compared to the third quarter of 2011 are as follows:

	Third Quarter		2012 vs 2011
(In thousands)	2012	2011	$	%

Revenues	$259,599	$261,193	$(1,594)	(1%)

Cost of revenues	210,276	201,272	9,004	4%
Selling, general and administrative expenses	20,878	20,802	76	0%
Other operating income, net	(311)	(60)	(251)	418%

Operating income	28,756	39,179	(10,423)	(27%)

Foreign currency exchange loss	185	485	(300)	(62%)
Interest expense, net	2,416	2,464	(48)	(2%)

Income from operations before income taxes	26,155	36,230	(10,075)	(28%)
Provision for income taxes	7,413	13,233	(5,820)	(44%)

Net income	$18,742	$22,997	$(4,255)	(19%)

Revenues

Revenues decreased 1% to $259.6 million in the third quarter of 2012, compared to $261.2 million in the third quarter of 2011.  This $1.6 million decrease includes a $4.3 million (2%) decrease in revenues in North America, largely driven by the 6% decline in the North America rig count.  Revenues from our international operations increased by $2.8 million (5%).  Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues increased 4% to $210.3 million in the third quarter of 2012, compared to $201.3 million in the third quarter of 2011.  The increase is primarily driven by a shift in revenue mix, raw material cost increases including barite and diesel fuel, along with elevated operating expenses driven by the shift in activity from dry gas to liquid rich regions in the U.S.  Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses increased slightly by $0.1 million to $20.9 million in the third quarter of 2012 from $20.8 million in the third quarter of 2011.

Foreign currency exchange

Foreign currency exchange was a $0.2 million loss in the third quarter of 2012, compared to a $0.5 million loss in the third quarter of 2011, and primarily reflects the impact of currency translations on assets and liabilities held in our international operations that are denominated in currencies other than functional currencies.

Interest expense, net

Interest expense totaled $2.4 million for the third quarter of 2012 compared to $2.5 million for the third quarter of 2011, primarily reflecting the 4.0% interest associated with our $172.5 million in unsecured convertible senior notes (“Senior Notes”).

Provision for income taxes

The provision for income taxes for the third quarter of 2012 was $7.4 million, reflecting an effective tax rate of 28.3%, compared to $13.2 million in the third quarter of 2011 with an effective tax rate of 36.5%.  The third quarter 2012 provision for income taxes included a $1.0 million benefit associated with additional U.S. tax deductions identified for prior years, along with an increase in estimated tax deductions available for the 2012 fiscal year. The full year 2012 tax rate is anticipated to be between 32% and 33%.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter		2012 vs 2011
(In thousands)	2012	2011	$	%

Revenues
Fluids systems and engineering	$211,457	$216,160	$(4,703)	(2%)
Mats and integrated services	35,067	30,179	4,888	16%
Environmental services	13,075	14,854	(1,779)	(12%)
Total revenues	$259,599	$261,193	$(1,594)	(1%)

Operating income (loss)
Fluids systems and engineering	$14,798	$25,648	$(10,850)
Mats and integrated services	15,992	14,509	1,483
Environmental services	3,089	4,958	(1,869)
Corporate office	(5,123)	(5,936)	813
Operating income	$28,756	$39,179	$(10,423)

Segment operating margin
Fluids systems and engineering	7.0%	11.9%
Mats and integrated services	45.6%	48.1%
Environmental services	23.6%	33.4%

Fluids Systems and Engineering

Revenues

Total revenues for this segment consisted of the following:

	Third Quarter		2012 vs 2011
(In thousands)	2012	2011	$	%

United States	$140,441	$143,873	$(3,432)	(2%)
Canada	10,218	13,515	(3,297)	(24%)
Total North America	150,659	157,388	(6,729)	(4%)
EMEA	27,652	30,436	(2,784)	(9%)
Latin America	21,850	19,795	2,055	10%
Asia Pacific	11,296	8,541	2,755	32%
Total	$211,457	$216,160	$(4,703)	(2%)

North American revenues decreased 4% to $150.7 million in the third quarter of 2012, compared to $157.4 million in the third quarter of 2011, largely attributable to the 2% decline in U.S. rig count and a 26% decline in the Canadian rig count.  The 2% decline in the U.S. includes a $7.1 million reduction in our completion services and equipment rental revenues in the mid-continent region, which was primarily attributable to increased competition in this region, offset by gains in other regions.

Internationally, revenues were up 3% to $60.8 million in the third quarter of 2012, as compared to $58.8 million in third quarter 2011.  This increase is primarily attributable to growth in our Asia Pacific business unit driven by new customer contracts.

Operating Income

Operating income for this segment was $14.8 million, reflecting an operating margin of 7.0% in the third quarter of 2012, compared to $25.6 million and an 11.9% operating margin in the third quarter of 2011. Of this $10.9 million decrease in operating income, $11.5 million of the decrease was attributable to our North American business.  The decline in operating income includes a $3.0 million decrease in the completion services and equipment rental business associated with the $7.1 million revenue decline described above.  Due to the relatively fixed nature of operating expenses in this service and equipment rental business unit, the incremental operating income impact from the decline in revenues is higher than what is typically experienced in this segment.  Operating expenses were also elevated during the third quarter of 2012 due to operating cost inefficiencies following the rapid transition of our customer activities away from natural gas regions into oil and liquid-rich regions. Cost reduction programs and other profit improvement initiatives are continuing in North America, and while we expect our operating margin to improve in the near-term, we do not expect to return to the level achieved in the prior year until 2013.

Our international operating income increased $0.6 million on a $2.0 million increase in revenues, reflecting a 31% incremental margin.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	Third Quarter		2012 vs 2011
(In thousands)	2012	2011	$	%

Mat rental and integrated services	$14,543	$16,139	$(1,596)	(10%)
Mat sales	20,524	14,040	6,484	46%
Total	$35,067	$30,179	$4,888	16%

Mat rental and integrated services revenues decreased $1.6 million as compared to the prior year period, as a $0.8 million increase in the U.S. Gulf Coast, a $1.0 million increase in the Rocky Mountain region, along with a $0.7 million increase in our international rental business was offset by a $4.3 million decline in the Northeast U.S.  In addition, mat sales increased by $6.5 million over the prior year period due to strong demand for our DurabaseTM composite mat products from  E&P customers and other industries, including a large sale for an infrastructure project in the utility industry.

Operating Income

Segment operating income increased by $1.5 million on the $4.9 million increase in revenues, reflecting an incremental margin of 30%.  The increase in operating income is primarily attributable to the increase in mat sales in the third quarter of 2012.

As noted above, mat sales increased in the third quarter of 2012 as a result of continued strong demand for our mats from both the E&P and utility industries, as well as a higher than usual allocation of our quarterly mat  production to sales (rather than for deployment in our rental fleet).  The allocation of our production between additions to our rental fleet and sales in any given quarter is driven by a number of factors including commitments to meeting customer schedules, ability of our customers to take delivery of mats, timing of large mat rental projects/events, and plant capacity/efficiencies.  We expect mat sales to decline in the near-term, returning to more recent historical levels.  In addition, the third quarter of 2012 rental revenues benefitted from our international rental business, which is not expected to recur in the fourth quarter.  Therefore, mat rental revenue is also expected to decline in the near-term.  As a result, segment revenue and operating income are expected to decline from the levels achieved in the third quarter of 2012.

Environmental Services

Revenues

Total revenues for this segment consisted of the following:

	Third Quarter		2012 vs 2011
(In thousands)	2012	2011	$	%

E&P waste	$10,674	$11,529	$(855)	(7%)
NORM and industrial waste	2,401	3,325	(924)	(28%)
Total	$13,075	$14,854	$(1,779)	(12%)

Environmental services revenues decreased 12% to $13.1 million in the third quarter of 2012, compared to the third quarter of 2011.  The third quarter of 2011 included $2.2 million of revenue from large disposal projects which did not recur in the third quarter of 2012.

Operating Income

Operating income for this segment decreased by $1.9 million in the third quarter of 2012, compared to the third quarter of 2011, primarily attributable to the $1.8 million decrease in revenues while operating expenses increased by $0.1 million.

Corporate Office

Corporate office expenses decreased $0.8 million to $5.1 million in the third quarter of 2012, compared to $5.9 million in the third quarter of 2011.  The decrease is primarily attributable to a $0.7 million decline in performance-based employee compensation.

First Nine Months of 2012 Compared to First Nine Months of 2011

Consolidated Results of Operations

Summarized results of operations for the first nine months of 2012 compared to the first nine months of 2011 are as follows:

	First Nine Months		2012 vs 2011
(In thousands)	2012	2011	$	%

Revenues	$767,691	$694,666	$73,025	11%

Cost of revenues	626,712	539,185	87,527	16%

Selling, general and administrative expenses	62,135	57,770	4,365	8%
Other operating income, net	(802)	(1,012)	210	(21%)

Operating income	79,646	98,723	(19,077)	(19%)

Foreign currency exchange loss	416	340	76	22%
Interest expense, net	7,337	6,821	516	8%

Income from operations before income taxes	71,893	91,562	(19,669)	(21%)
Provision for income taxes	23,054	33,431	(10,377)	(31%)

Net income	$48,839	$58,131	$(9,292)	(16%)

Revenues

Revenues increased 11% to $767.7 million in the first nine months of 2012, compared to $694.7 million in the first nine months of 2011.  This $73.0 million improvement includes a $56.7 million (11%) increase in revenues in North America, largely driven by the 4% improvement in the North America rig count, along with strong demand for our composite mat products from customers outside of the E&P industry.  Revenues from our international operations increased $16.3 million including a $14.2 million increase from our Asia Pacific business unit, which was acquired in 2011.  Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues increased 16% to $626.7 million in the first nine months of 2012, compared to $539.2 million in the first nine months of 2011.  The increase is primarily driven by the 11% increase in revenues along with elevated operating expenses in the first nine months of 2012 driven by the shift in activity from dry gas to liquid rich regions in the U.S.  Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4.4 million to $62.1 million in the first nine months of 2012 from $57.8 million in the first nine months of 2011.  The first nine months of 2012 includes $5.8 million of spending associated with the enterprise resource planning (“ERP”) system conversion in the U.S. operations.

Foreign currency exchange

Foreign currency exchange was a $0.4 million loss in the first nine months of 2012, compared to a $0.3 million loss in the first nine months of 2011, and primarily reflects the impact of currency translations on assets and liabilities held in our foreign operations that are denominated in currencies other than functional currencies.

Interest expense, net

Interest expense totaled $7.3 million for the first nine months of 2012 compared to $6.8 million for the first nine months of 2011.  The increase is primarily attributable to the increased borrowings in the first nine months of 2012, compared to the first nine months of 2011.

Provision for income taxes

The provision for income taxes for the first nine months of 2012 was $23.1 million, reflecting an effective tax rate of 32.1%, compared to $33.4 million in the first nine months of 2011, reflecting an effective tax rate of 36.5%.  The reduction in effective tax rate is primarily attributable to additional U.S. tax deductions that became available after our U.S. Federal Net Operating Loss carryforwards were exhausted in 2011.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Nine Months		2012 vs 2011
(In thousands)	2012	2011	$	%

Revenues
Fluids systems and engineering	$632,341	$577,832	$54,509	9%
Mats and integrated services	95,671	81,035	14,636	18%
Environmental services	39,679	35,799	3,880	11%
Total revenues	$767,691	$694,666	$73,025	11%

Operating (loss) income
Fluids systems and engineering	$42,273	$65,639	(23,366)
Mats and integrated services	43,406	41,023	2,383
Environmental services	10,178	9,558	620
Corporate office	(16,211)	(17,497)	1,286
Operating income	$79,646	$98,723	$(19,077)

Segment operating margin
Fluids systems and engineering	6.7%	11.4%
Mats and integrated services	45.4%	50.6%
Environmental services	25.7%	26.7%

Fluids Systems and Engineering

Revenues

Total revenues for this segment consisted of the following:

	First Nine Months		2012 vs 2011
(In thousands)	2012	2011	$	%

United States	$425,280	$393,741	$31,539	8%
Canada	36,168	27,972	8,196	29%
Total North America	461,448	421,713	39,735	9%
EMEA	82,955	83,706	(751)	(1%)
Latin America	58,606	57,278	1,328	2%
Asia Pacific	29,332	15,135	14,197	94%
Total	$632,341	$577,832	$54,509	9%

North American revenues increased 9% to $461.4 million in the first nine months of 2012, compared to $421.7 million in the first nine months of 2011, largely attributable to the 4% increase in the North American rig count, along with share gains in Canada.  The growth in several North American basins was partially offset by a $24.5 million decline in our completion services and equipment rental revenues in the mid-continent region, which was primarily attributable to increased competition.

Internationally, revenues were up 9% to $170.9 million in the first nine months of 2012, compared to $156.1 million in first nine months of 2011.  This increase includes a $14.2 million increase in revenues from our Asia Pacific region following the April 2011 acquisition described above.

Operating Income

Operating income for this segment was $42.3 million, reflecting an operating margin of 6.7% in the first nine months of 2012, compared to $65.6 million and an 11.4% operating margin in the first nine months of 2011.  Substantially all of this $23.4 million operating income decline is attributable to our North America operations, despite a $39.7 million increase in revenues.  The decline in operating income includes a $12.8 million decrease in the completion services and equipment rental business associated with the $24.5 million revenue decline described above.  Due to the relatively fixed nature of operating expenses in this service and equipment rental business unit, the incremental operating income impact from the decline in revenues is higher than what is typically experienced in this segment.  In addition, the first nine months of 2012 includes $3.8 million of additional costs associated with the recent ERP system conversion in the U.S. operations. Operating expenses were also elevated during the first nine months of 2012 due to operating cost inefficiencies as customer activities transition away from dry gas regions into oil and liquid-rich regions.

Operating income from our international operations increased $0.7 million on a $14.8 million increase in revenues.  Increases from our Asia Pacific and Latin America regions were offset by a decline in the EMEA region.  The decline in the EMEA region is primarily attributable to increased salary costs and elevated operating costs during the 2012 transition to new contracts in North Africa.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	First Nine Months		2012 vs 2011
(In thousands)	2012	2011	$	%

Mat rental and integrated services	$46,433	$50,385	$(3,952)	(8%)
Mat sales	49,238	30,650	18,588	61%
Total	$95,671	$81,035	$14,636	18%

Mat rental and integrated services revenues decreased $4.0 million in the first nine months of 2012 compared to the prior year period, as an $18.0 million decline in the Northeast U.S. was partially offset by a $6.1 million increase in the U.S. Gulf Coast and a $5.9 million increase in the Rocky Mountain region, and a $1.5 million increase in our international rental business.  Mat sales increased by $18.6 million due to increasing demand for our DurabaseTM composite mat products from E&P customers and other industries, including utilities and the U.S. military.

Operating Income

Segment operating income increased by $2.4 million on the $14.6 million increase in revenues, reflecting an incremental margin of 16.3%.  The low incremental margin is primarily attributable to the higher mix of mat sales relative to rental activity.  Due to the fixed nature of operating expenses in the rental business, including depreciation expense on our rental mat fleet, the decremental margin associated with the decline in rental and integrated service revenues is much higher than the incremental margin associated with the increase in mat sales.

Environmental Services

Revenues

Total revenues for this segment consisted of the following:

	First Nine Months		2012 vs 2011
(In thousands)	2012	2011	$	%

E&P waste	$32,426	$27,276	$5,150	19%
NORM and industrial waste	7,253	8,523	(1,270)	(15%)
Total	$39,679	$35,799	$3,880	11%

Environmental services revenues increased 11% to $39.7 million in the first nine months of 2012, compared to the first nine months of 2011.  E&P waste revenues increased by $5.2 million primarily due to the increased activity in state waters and land oil drilling activities along the U.S. Gulf Coast.  NORM and industrial waste revenues declined by $1.3 million, primarily due to the impact of large disposal projects in 2011, which did not recur in 2012.

Operating Income

Operating income for this segment increased by $0.6 million in the first nine months of 2012, compared to the first nine months of 2011, on a $3.9 million increase in revenues, reflecting an incremental margin of 16%.

Corporate Office

Corporate office expenses decreased $1.3 million to $16.2 million in the first nine months of 2012, compared to $17.5 million in first nine months 2011.  The decrease is primarily driven by a $2.3 million decline in performance-based employee incentive costs and a $1.0 million decline for transaction related expenses associated with the April 2011 acquisition described above, partially offset by $1.8 million of additional costs associated with the ERP system conversion in our U.S. operations.

Liquidity and Capital Resources

Net cash provided by operating activities during the first nine months of 2012 totaled $80.7 million. Net income adjusted for non-cash items provided $75.4 million of cash during the period, while changes in operating assets and liabilities provided $5.2 million of cash.

Net cash used in investing activities during the first nine months of 2012 was $34.0 million, consisting primarily of $21.3 million in capital expenditures in our fluids systems and engineering segment, including $7.8 million associated with the construction of a new technology center and $12.2 million associated with purchases of equipment at our operating locations.  In addition, $6.7 million was used in the mats and integrated services segment for expansion of the mat rental fleet and capacity expansion at our mat manufacturing facility.  Net cash used in financing activities during the first nine months of 2012 was $37.0 million, including $35.7 million in repurchases of our outstanding common stock and a payment associated with the one-year earn-out obligation of $11.9 million following the April 2011 acquisition.

We anticipate that our working capital requirements for our operations will decline in the near term due to the expected continued reductions in accounts receivable from the levels at September 30, 2012.  We expect total 2012 capital expenditures to range between $40 million to $45 million.  We expect our $35.5 million of cash on-hand at September 30, 2012, along with cash generated by operations and availability under our existing credit agreement to be adequate to fund our anticipated capital needs during the next 12 months.

Our capitalization is as follows:

(In thousands)	September 30, 2012	December 31, 2011

Senior Notes	$172,500	$172,500
Revolving credit facility	28,000	17,000
Other	1,137	2,608
Total	201,637	192,108

Stockholder's equity	513,059	497,846

Total capitalization	$714,696	$689,954

Total debt to capitalization	28.2%	27.8%

Our financing arrangements include $172.5 million of Senior Notes and a $125.0 million revolving credit facility, of which $28.0 million was outstanding at September 30, 2012.  The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011.  Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date.  The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock.  We may not redeem the Senior Notes prior to their maturity date.

Our revolving credit facility (the "Credit Agreement") provides for a $125 million revolving loan facility available for borrowings and letters of credit and expires in November 2016.  Under the terms of the Credit Agreement, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 300 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 200 basis points.  The applicable margin on LIBOR borrowings on September 30, 2012 was 200 basis points.  In addition, we are required to pay a commitment fee on the unused portion of the Credit Agreement of 37.5 basis points.  The Credit Agreement contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio.  We were in compliance with these covenants as of September 30, 2012.

At September 30, 2012, $28.0 million was outstanding under the Credit Agreement, and $10.1 million in letters of credit were issued and outstanding under the Credit Agreement, leaving $86.9 million of availability at September 30, 2012.  Additionally, we had $0.1 million in letters of credit outstanding relating to foreign operations.

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

Interest Rate Risk

At September 30, 2012, we had total debt outstanding of $201.6 million, including $172.5 million of borrowings under our Senior Notes, bearing interest at a fixed rate of 4.0%. Variable rate debt totaled $29.1 million which included $28.0 million outstanding under our revolving credit facility and $1.1 million of borrowings under foreign bank lines of credit.  At the September 30, 2012 balance, a 200 basis point increase in market interest rates during 2012 would cause our annual interest expense to increase approximately $0.6 million.

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

ITEM 4.         Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2012, the end of the period covered by this quarterly report.

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II         OTHER INFORMATION

ITEM 1.         Legal Proceedings

The information set forth in the legal proceedings section of “Note 8, Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

ITEM 1A.     Risk Factors

There have been no material changes during the period ended September 30, 2012 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (2)
July1 - 31, 2012	956,458		$6.04	956,458	$19.9 million
August 1 - 31, 2012	3,690		5.85	-	$19.9 million
September 1 - 30, 2012	684,000		7.41	684,000	$14.8 million
Total	1,644,148		$6.61	1,640,458

(1)	During the three months ended September 30, 2012, we purchased an aggregate of 3,690 shares surrendered in lieu of taxes under vesting of restricted stock awards.

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

None

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

Date: October 26, 2012

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