Form 10-K
period 2012-12-31
NEWPARK RESOURCES INC
filed 2013-02-28
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Yes     No  Ö_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes     No  Ö_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  Ö   No _ _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes _Ö    No___

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

Yes    No  Ö_

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2012, was $514.9 million.  The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.

As of February 13, 2013, a total of 85,652,284 shares of Common Stock, $0.01 par value per share, were outstanding.

Documents Incorporated by Reference

Pursuant to General Instruction G(3) to this Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders.

NEWPARK RESOURCES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

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

General

Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. We are a diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration (“E&P”) industry. We operate our business through three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services.  Our Fluids Systems and Engineering segment provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions:  North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.  Our Mats and Integrated Services segment provides composite mat rentals, well site construction and related site services to oil and gas customers at well, production, transportation and refinery locations in the U.S.  We also sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry.  Our Environmental Services segment processes and disposes of waste generated by E&P and industrial activity, primarily along the U.S. Gulf Coast.

Our principal executive offices are located at 2700 Research Forest Drive, Suite 100, The Woodlands, Texas 77381. Our telephone number is (281) 362-6800. You can find more information about us at our website located at www.newpark.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on or through our website. These reports are available as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our Code of Ethics, our Corporate Governance Guidelines, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter are also posted to the corporate governance section of our website. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. Information filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

When referring to “Newpark” and using phrases such as “we”, “us” and “our”, our intent is to refer to Newpark Resources, Inc. and its subsidiaries as a whole or on a segment basis, depending on the context in which the statements are made.

Industry Fundamentals

Historically, several factors have driven demand for our products and services, including the supply, demand and pricing of oil and gas commodities, which drive E&P drilling and development activity.  Demand for most of our products and services is related to the level, type, depth and complexity of oil and gas drilling. The most widely accepted measure of activity for our North American operations is the Baker Hughes Rotary Rig Count.  In 2012, the average North America rig count was 2,283, compared to 2,298 in 2011, and 1,894 in 2010.  Outside of North America, drilling activity is generally more stable, as drilling activity in many countries is based upon longer term economic projections and multiple year drilling programs, which tend to minimize the impact of short term changes in commodity prices on overall drilling activity.

In our core North American markets, we have seen significant growth in drilling activity in deep shales and other hard rock formations with limited permeability in recent years.  These formations are being exploited with advanced fracture stimulation technology, which facilitates production of oil and natural gas from these formations and drives higher drilling activities.  In addition, while the average total North America rig count has decreased by only 1% from 2011 to 2012, there has been a significant regional shift in U.S. activity over this period.  This shift from dry gas drilling to oil and liquid-rich drilling resulted in a significant decline in several key dry gas basins, including the Haynesville shale (East Texas), Barnett (East Texas) and areas in the Rockies, largely offset by increases in oil and liquid-rich basins, including the Bakken (North Dakota), Eagle Ford (South Texas), Mississippian Lime (mid-continent) and Permian Basin (West Texas).  During periods of rapid transition such as 2012, operating expenses within our U.S. business units were elevated, as we re-deployed personnel and assets among regions and modified our regional business unit infrastructures to meet the changing activity levels.

Internationally, we have seen continued growth in drilling activity, which is more heavily focused on oil, rather than natural gas exploration. The elevation of oil prices in recent years and the expectation of continued increases in world-wide demand have supported continued expansion of the international E&P activity.  In recent years, several international markets in which we operate, including Tunisia, Libya and Algeria experienced political unrest and at various times our operations in these countries have been interrupted or suspended.  While conditions in Libya have improved in recent months, the near term outlook for operations in these areas remains uncertain.

Reportable Segments

Fluids Systems and Engineering

Our Fluids Systems and Engineering business offers customized solutions, including highly technical drilling projects involving complex subsurface conditions such as horizontal, directional, geologically deep or deep water drilling. These projects require increased monitoring and critical engineering support of the fluids system during the drilling process.  We provide drilling fluids products and technical services to markets in North America, EMEA, Latin America, and the Asia Pacific region. Additionally, following our December 2012 acquisition of Alliance Drilling Fluids, LLC we distribute stimulation products (proppants), to customers in Texas. We also provide completion services and equipment rental to customers in Oklahoma and Texas.

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

Raw Materials — We believe that our sources of supply for materials and equipment used in our drilling fluids business are adequate for our needs, however, in the last two years, we experienced significant cost increases on barite ore. Our specialty milling operation is our primary supplier of barite used in our drilling fluids business. Our mills obtain raw barite ore under supply agreements from foreign sources, primarily China and India.  During 2011 and 2012, there has been a significant increase in world-wide demand for barite ore, and as result, we experienced significant cost increases in barite ore sourced from China.  In response to this development, we attempt to maintain our profitability by identifying other economical sources of barite ore and adjusting our customer pricing to offset the inflationary cost increases that we experienced.  We obtain other materials used in the drilling fluids business from various third party suppliers. We have encountered no serious shortages or delays in obtaining raw materials.

Technology — We seek patents and licenses on new developments whenever we believe it creates a competitive advantage in the marketplace. We own the patent rights to a family of high-performance water-based products, which we market as DeepDrill® and FlexDrill™ systems.  In addition, in 2010 we introduced Evolution®, a new water-based system which was designed to enhance drilling performance and provide environmental benefits.  Proprietary technology and systems is an important aspect of our business strategy. We also rely on a variety of unpatented proprietary technologies and know-how in many of our applications. We believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements are of equal or greater competitive significance than our existing proprietary rights.

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

Customers — Our customers are principally major integrated and independent oil and gas E&P companies operating in the markets that we serve. During 2012, approximately 47% of segment revenues were derived from the 20 largest segment customers, and 66% of segment revenues were generated domestically. Typically, we perform services either under short-term standard contracts or under longer term “master” service agreements. As most agreements with our customers can be terminated upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts.  See Note 12 Segment and Related Information in Item 8. Financial Statements and Supplementary Data for additional information on financial and geographic data.

Mats and Integrated Services

We provide mat rentals, location construction and related well site services to E&P customers in the Northeast U.S., onshore U.S. Gulf Coast, and Rocky Mountain regions, and mat rentals to the petrochemical industry in the U.S. and the utility industry in the U.K. These mats provide environmental protection and ensure all-weather access to sites with unstable soil conditions.

We manufacture our DuraBase® Advanced Composite Mats for sales as well as for use in our domestic and international rental operations. Our marketing efforts for this product remain focused in principal oil and gas industry markets which include the Asia Pacific, Latin America, EMEA, as well as markets outside the E&P sector in the U.S. and Europe. We believe these mats have worldwide applications outside our traditional oilfield market, primarily in infrastructure construction, maintenance and upgrades of electric utility transmission lines, military logistics and as temporary roads for movement of oversized or unusually heavy loads.

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

Technology — We have obtained patents related to several of the components utilized in our DuraBase mats as well as the design and manufacture of our composite mats.  Using proprietary technology and systems is an important aspect of our business strategy. We believe that these products provide us with a distinct advantage over our competition. We believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements also have competitive significance in the markets we serve.

Competition — Our market is fragmented and competitive, with many competitors providing various forms of site preparation products and services. We provide DuraBase mats to many customers, both domestic and international. The mat sales component of our business is not as fragmented as the oilfield services segment with only a few competitors providing various alternatives to our DuraBase mat products. This is due to many factors, including large capital start-up costs and proprietary technology associated with this product.  We believe that the principal competitive factors in our businesses include product capabilities, price, reputation, and reliability. We also believe that our competitive position is enhanced by our proprietary products, services and experience.

Customers — Our customers are principally integrated and independent oil and gas E&P companies operating in the markets that we serve. During 2012, approximately 76% of our segment revenues were derived from the 20 largest segment customers, of which, the largest customer represented 16% of our segment revenues.  Typically, we perform services either under short-term contracts or rental service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See Note 12 Segment and Related Information in Item 8. Financial Statements and Supplementary Data for additional information on financial and geographic data.

Environmental Services

We process and dispose of waste generated by our oil and gas customers that is treated as exempt under the Resource Conservation and Recovery Act (“RCRA”). Primary revenue sources include onshore and offshore Gulf of Mexico drilling waste management as well as reclamation services. Additionally, we provide disposal services in the West Texas market. We operate six receiving and transfer facilities located along the U.S. Gulf Coast.  E&P waste is collected at the transfer facilities from drilling and production operations located offshore, onshore and within inland waters. Waste is accumulated at the transfer facilities and moved by barge through the Gulf Intracoastal Waterway to our processing and transfer facility at Port Arthur, Texas, and, if not recycled, is trucked to injection disposal facilities. Any remaining material is injected, after further processing, into environmentally secure geologic formations.

Under permits from Texas state regulatory agencies, we currently operate waste disposal facilities in Jefferson County, Texas (Fannett and “Big Hill”).  The Fannett site was placed in service in September 1995 and is our primary facility for disposing of E&P waste.  Utilizing this same technology, we also receive and dispose of non-hazardous industrial waste at the Big Hill facility, principally from generators in the U.S. Gulf Coast market, including refiners, manufacturers, service companies and industrial municipalities that produce waste that is not regulated under RCRA.  These non-hazardous waste streams are injected into a separate well utilizing the same low-pressure injection technology.

We are also licensed to process E&P waste contaminated with naturally occurring radioactive material (“NORM”) at the Big Hill facility, using the same waste disposal methods described above.  For more information on NORM, please refer to the discussion under Environmental Regulation below.  We also dispose of non-hazardous industrial waste.

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

Competition — Our largest competitor in the markets we serve is Waste Connections, although we also compete with several smaller companies which utilize a variety of disposal methods and generally serve specific geographic markets. In addition, we face competition with our major customers, who continually re-evaluate their decision to use internal disposal methods, or a third-party disposal company, such as ours. We believe that the principal competitive factors in our businesses include price, reputation, location in relation to customer activity and reliability. We believe that we compete effectively on the basis of these factors.

Customers — Our customers are principally integrated and independent oil and gas E&P companies operating in the markets that we serve. During 2012, approximately 63% of our segment revenues were derived from the 20 largest segment customers, of which, the largest customer represented 16% of our segment revenues. All of our segment revenues are generated domestically. Typically, we perform services either under short-term standard contracts or under longer term service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant.  We do not derive a significant portion of our revenues from government contracts. See Note 12 Segment and Related Information in Item 8. Financial Statements and Supplementary Data for additional information on financial and geographic data.

Employees

At January 31, 2013, we employed 2,248 full and part-time personnel, none of which are represented by unions. We consider our relations with our employees to be satisfactory.

Environmental Regulation

We seek to comply with all applicable legal requirements concerning environmental matters. Our environmental services business processes and disposes of several types of non-hazardous waste. The non-hazardous wastes handled by our environmental services business are generally described as follows:

E&P Waste.  E&P waste typically contains levels of oil and grease, salts, dissolved solids and heavy metals within limits defined by state regulations. E&P waste may also include soils that have become contaminated by these materials.

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

We also employ a corporate-wide web-based health, safety and environmental management system (“HSEMS”), which is ISO 14001:2004 compliant. The HSEMS is designed to capture information related to the planning, decision-making, and general operations of environmental regulatory activities within our operations. We also use the HSEMS to capture the information generated by regularly scheduled independent audits that are done to validate the findings of our internal monitoring and auditing procedures.

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

Risks Related to Business Acquisitions and Capital Investments

Our ability to successfully execute our business strategy will depend, among other things, on our ability to make capital investments and acquisitions which provide us with financial benefits.  On December 31, 2012, we acquired substantially all assets and operations of Alliance Drilling Fluids, LLC (“Alliance”), a provider of drilling fluids, proppants, and related services headquartered in Midland, Texas.  In addition, our 2013 capital expenditures are expected to be approximately $50-$60 million, including additional investments in our manufacturing and research and development facilities, additions to our composite mat rental fleet, as well as expansion of our field equipment.  These completed and anticipated investments, along with any future investments, are subject to a number of risks and uncertainties, including:

▪	incorrect assumptions regarding the future benefits or results from our capital investments, acquired operations or assets

▪	failure to complete a planned acquisition transaction or to successfully integrate the operations or management of any acquired businesses or assets in a timely manner

▪	diversion of management's attention from existing operations or other priorities

▪	unanticipated disruptions to our business associated with the implementation of our enterprise-wide operational and financial system

▪	failure of new enterprise-wide operational and financial system to function as intended

Any of the factors above could have an adverse effect on our business, financial condition or results of operations.

Risks Related to Operating Hazards Present in the Oil and Natural Gas Industry

Our operations are subject to hazards present in the oil and natural gas industry, such as fire, explosion, blowouts, oil spills and leaks or spills of hazardous materials.  These incidents as well as accidents or problems in normal operations can cause personal injury or death and damage to property or the environment.  The customer’s operations can also be interrupted.  From time to time, customers seek recovery for damage to their equipment or property that occurred while we are performing services.  Damage to the customer’s property could be extensive if a major problem occurred.  We purchase insurance which may provide coverage for incidents such as those described above.  See the section entitled “Risks Related to the Inherent Limitations of Insurance Coverage” for additional information.

Risks Related to International Operations

We have significant operations outside of the United States, including certain areas of Canada, EMEA, Latin America, and Asia Pacific. In 2012, these international operations generated approximately 29% of our consolidated revenues.  In addition, we may seek to expand to other areas outside the United States in the future. International operations are subject to a number of risks and uncertainties, including:

▪	difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties and regulations

▪	unexpected changes in regulatory environments or tax laws

▪	legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers

▪	difficulties enforcing agreements and collecting receivables through foreign legal systems

▪	risks associated with the Foreign Corrupt Practices Act, export laws, and other similar U.S. laws applicable to our operations in international markets

▪	exchange controls or other limitations on international currency movements

▪	sanctions imposed by the U.S. government to prevent us from engaging in business in certain countries

▪	inability to obtain or preserve certain intellectual property rights in the foreign countries in which we operate

▪	our inexperience in new international markets

▪	fluctuations in foreign currency exchange rates

▪	political and economic instability

▪	acts of terrorism

In addition, several of the European Union markets in which we operate, including Italy, Romania, and Hungary are currently experiencing elevated economic uncertainties, which could negatively impact our operations and profitability.

Several North African markets in which we operate, including Tunisia, Egypt, Libya, and Algeria experienced social and political unrest, which negatively impacted our operating results, including the temporary suspension of our operations.

Risks Related to the Availability of Raw Materials and Skilled Personnel

Our ability to provide products and services to our customers is dependent upon our ability to obtain the raw materials and qualified personnel necessary to operate our business.

Barite is a naturally occurring mineral that constitutes a significant portion of our drilling fluids systems. We currently secure the majority of our barite ore from foreign sources, primarily China and India. The availability and cost of barite ore is dependent on factors beyond our control including transportation, political priorities and government imposed export fees in China as well as the impact of weather and natural disasters.  During 2011 and early 2012, there has been a significant increase in world-wide demand for barite ore, and as result, we have experienced substantial cost increases in barite ore sourced from China.  Our operating costs in future periods may continue to increase as a result of the increased demand in barite ore and we may be unable to offset these cost increases with customer pricing, which may result in a reduction in future profitability.  Further, the future supply of barite ore from existing sources could be inadequate to meet the current market demand, which could ultimately result in a reduction in industry activity, or our inability to meet our customer’s needs.

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

Risks Related to the Impact of Restrictions on Offshore Drilling Activity in the Gulf of Mexico

In April 2010, the Deepwater Horizon drilling rig sank in the Gulf of Mexico after an explosion and fire, resulting in the discharge of oil from the well.  Following the Deepwater Horizon oil spill, the Department of Interior of the U.S. government took several actions aimed at restricting and temporarily prohibiting certain drilling activity in the Gulf of Mexico.  Following the adoption of a number of new regulations impacting offshore drilling activities by a variety of regulatory authorities, the U.S. Department of Interior has resumed issuing permits.  However, drilling activity in the Gulf of Mexico remains lower than the levels prior to the Deepwater Horizon accident.  We cannot predict the impact of these new regulations or any additional restrictions on exploration and production activities in the Gulf of Mexico.

Risks Related to our Customer Concentration and Cyclical Nature of the E&P Industry

We derive a significant portion of our revenues from companies in the E&P industry, and our customer base is concentrated in major integrated and independent oil and gas E&P companies operating in the markets that we serve. In 2012, approximately 40% of our consolidated revenues were derived from our 20 largest customers, although no single customer accounted for more than 10% of our consolidated revenues. The E&P industry is historically cyclical, with levels of activity generally affected by the following factors:

▪	current oil and natural gas prices and expectations about future prices

▪	the cost to explore for, produce and deliver oil and gas

▪	the discovery rate for new oil and gas reserves

▪	the ability of oil and gas companies to raise capital

▪	domestic and international political, military, regulatory and economic conditions

▪	government regulations regarding environmental protection, taxation, price controls and product allocation

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

Risk Related to our Market Competition

We face competition in the Fluids Systems and Engineering business from larger companies, which compete vigorously on fluids performance and/or price.  In addition, these companies have broad product and service offerings in addition to their drilling fluids.  At times, these larger companies attempt to compete by offering discounts to customers to use multiple products and services from our competitor, some of which we do not offer.  We also have smaller regional competitors competing with us mainly on price and local relationships.  Our competition in the Mats and Integrated Services business is very fragmented, with many competitors providing various forms of mat products and services.  Competition in the Environmental Services market could increase as the result of new entrants into the market, which could put downward pressure on our margins.  We also face competition from efforts by oil and gas producing customers to improve their own methods of disposal and waste minimization.

Risks Related to the Cost and Continued Availability of Borrowed Funds

We employ borrowed funds as an integral part of our long-term capital structure and our future success is dependent upon continued access to borrowed funds to support our operations. The availability of borrowed funds on reasonable terms is dependent on the condition of credit markets and financial institutions from which these funds are obtained.  Adverse events in the financial markets may significantly reduce the availability of funds, which may have an adverse effect on our cost of borrowings and our ability to fund our business strategy.  Adverse events in the financial markets may also negatively impact our customers, as many of them finance their drilling and production operations through borrowed funds. The reduced availability and increased cost of borrowing could cause our customers to reduce their spending on drilling programs, thereby reducing demand and potentially pricing for our products and services.

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

Risks Related to Legal and Regulatory Matters, Including Environmental Regulations

We are responsible for complying with numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our current and past business activities, including the activities of our former subsidiaries.  Failure to remain compliant with these laws and regulations may result in fines, penalties, costs of cleanup of contaminated sites and site closure obligations, or other expenditures.  Further, any changes in the current legal and regulatory environment could impact industry activity and the demands for our products and services, the scope of products and services that we provide, or our cost structure required to provide our products and services, or the costs incurred by our customers.

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

The markets for our products and services are dependent on the continued exploration for and production of fossil fuels (predominantly oil and natural gas).  In December 2009, the U.S. Environmental Protection Agency (“EPA”) published findings that the emissions of carbon dioxide, methane and other greenhouse gases are contributing to the warming of the Earth’s atmosphere and other climatic changes, presenting an endangerment to human health and the environment.  Further, federal legislation to reduce emissions of greenhouse gases has been considered and many states have taken measures to reduce greenhouse gas emissions.  The EPA has adopted regulations that potentially limit greenhouse gas emissions and impose reporting obligations on large greenhouse gas emission sources.  In addition, the EPA has proposed rules that could require the reduction of certain air emissions during exploration and production of oil and gas.   To the extent that laws and regulations enacted as part of climate change legislation increase the costs of drilling for or producing such fossil fuels, or reduce the demand for fossil fuels, such legislation could have a material adverse impact on our operations and profitability.

Hydraulic fracturing is an increasingly common practice used by E&P operators to stimulate production of hydrocarbons, particularly from shale oil and gas formations in the United States.  The process of hydraulic fracturing, which involves the injection of sand (or other forms of proppants) laden fluids into oil and gas bearing zones, has come under increasing scrutiny from a variety of regulatory agencies, including the EPA and various state authorities.  Several states have adopted regulations requiring operators to identify the chemicals used in fracturing operations, and others have adopted moratoriums on the use of fracturing.  The EPA has commenced a study of the potential impact of hydraulic fracturing on drinking water including the disposal of waste fluid by underground injection. The results are expected to be published in 2014.  Further, the EPA has announced plans to develop effluent limitations associated with wastewater generated by hydraulic fracturing.  To the extent that any of these ongoing studies or initiatives lead to regulations which have the effect of limiting the use or availability of hydraulic fracturing, such developments could have a significant negative impact on the drilling activity levels of our customers.  In addition, though we believe we are in material compliance with all the applicable underground injection control requirements, new requirements could be adopted at the state or federal level as a result of the study. Such regulatory changes could have a material adverse effect on our business, results of operations or financial condition.

Risks Related to the Inherent Limitations of Insurance Coverage

While we maintain liability insurance, this insurance is subject to coverage limitations.  Specific risks and limitations of our insurance coverage include the following:

▪	self-insured retention limits on each claim, which are our responsibility

▪	exclusions for certain types of liabilities and limitations on coverage for damages resulting from pollution

▪	coverage limits of the policies, and the risk that claims will exceed policy limits

▪	the financial strength and ability of our insurance carriers to meet their obligations under the policies

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

Risks Related to Potential Impairments of Long-lived Intangible Assets

As of December 31, 2012, our consolidated balance sheet includes $87.4 million in goodwill and $41.0 million of intangible assets, net.  Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently as the circumstances require, using a combination of market multiple and discounted cash flow approaches.  In completing this annual evaluation during the fourth quarter of 2012, we determined that no reporting unit has a fair value below its net carrying value, and therefore, no impairment is required.  However, if the financial performance or future projections for our operating segments deteriorate from current levels, a future impairment of goodwill or indefinite-lived intangible assets may be required, which would negatively impact our financial results, in the period of impairment.

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

Risks Related to Severe Weather, Particularly in the U.S. Gulf Coast

Approximately 20% of our consolidated revenue in 2012 was generated in market areas in the U.S. Gulf of Mexico and related near-shore areas, which are susceptible to hurricanes and other adverse weather events, such as those which occurred in 2005 and 2008. These weather events can disrupt our operations and result in damage to our properties, as well as negatively impact the activity and financial condition of our customers.  Our business may be adversely affected by these and other negative effects of future hurricanes or other adverse weather events.

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

ITEM 1B.       Unresolved Staff Comments

None

ITEM 2.          Properties

We lease office space to support our operating segments as well as our corporate offices.  This leased space is located in several cities throughout Texas and Louisiana, Denver Colorado, Calgary, Alberta, Rome, Italy and Rio de Janeiro, Brazil.  We also own office space in Oklahoma City, Oklahoma and Henderson, Australia and currently constructing a technology center on property we own in Katy, Texas.  All material domestic owned properties are subject to liens and security interests under our Second Amended and Restated Credit Agreement (“Credit Amendment”).

Fluids Systems & Engineering.   We own eight warehouse facilities and have 22 leased warehouses and 10 contract warehouses to support our customers and operations in the U.S.  We own two warehouse facilities in Western Canada to support our Canadian operations.  Additionally, we lease 18 warehouses and own one warehouse in the EMEA region, lease eight warehouses in Brazil, and own one warehouse and lease nine warehouses in the Asia Pacific region to support our international operations. Some of these warehouses include blending facilities as well.

We operate four specialty product grinding facilities in the U.S. These facilities are located in Houston, Texas on approximately 18 acres of owned land, in New Iberia, Louisiana on 15.7 acres of leased land, in Corpus Christi, Texas on 6 acres of leased land, and in Dyersburg, Tennessee on 13.2 acres of owned land.

Mats & Integrated Services.  We own approximately 41,000 square feet of office and industrial space on 18 acres of land in Carencro, Louisiana, which houses manufacturing facilities for this segment.  We also lease four sites, throughout Texas, Louisiana, Colorado, and Pennsylvania which serve as bases for our well site service activities.  Additionally, we own five facilities which are located in Louisiana, Texas, and Colorado to support field operations.

Environmental Services.  We lease a 4.6 acre E&P waste processing and transfer facility in Port Arthur, Texas.  We own three injection disposal sites located in Jefferson County, Texas with two of those properties immediately adjacent to each other, one 47 acre site for NORM disposal with five caprock injection wells and a 130 acre site for our industrial injection operation with two caprock injection wells. The remaining site consists of our nonhazardous oilfield waste processing and injection operations.  This site is on 275+ acres and has 11 caprock injection wells and a disposal cavern. In addition, we own three facilities in West Texas on a total of approximately 80 acres of land.  Additionally, we have six leased receiving facilities to support our injection and waste disposal services.

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

PART II

ITEM 5.         Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “NR.”

The following table sets forth the range of the high and low sales prices for our common stock for the periods indicated:

Period	High	Low

2012

Fourth Quarter	$8.10	$6.29
Third Quarter	$8.31	$5.70
Second Quarter	$8.31	$5.19
First Quarter	$10.62	$7.40

2011

Fourth Quarter	$9.87	$5.19
Third Quarter	$10.09	$6.07
Second Quarter	$10.00	$6.60
First Quarter	$7.99	$5.52

As of February 1, 2013, we had 1,650 stockholders of record as determined by our transfer agent.

In February 2012, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $50.0 million of our outstanding shares of common stock.  During 2012, we executed the full $50.0 million authorized, purchasing 7,241,693 shares for an average price of approximately $6.92 per share, including commissions. All of the shares repurchased are held as treasury stock.  We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

During 2012, 2011 and 2010 we repurchased $0.6 million, $0.6 million and $0.2 million of shares surrendered in lieu of taxes under vesting of restricted stock awards, respectively. We have not paid any dividends during the two recent fiscal years or any subsequent interim period, and we do not intend to pay any cash dividends in the foreseeable future. In addition, our credit facilities contain covenants which limit the payment of dividends on our common stock.

The following table details our repurchases of shares of our common stock for the three months ended December 31, 2012:

Period			Total Number of Shares Purchased	(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate DollarValue of Shares that May Yet be Purchased Under Plans or Programs (2)
October 1	-	31, 2012	1,324,152		$6.99	1,314,027	$5.7 million
November 1	-	30, 2012	262,718		$7.39	262,718	$3.7 million
December 1	-	31, 2012	493,981		7.82	493,981	-
Total			2,080,851		$7.24	2,070,726

(1)	During the three months ended December 31, 2012, we purchased an aggregate of 10,125 shares surrendered in lieu of taxes under vesting of restricted stock awards.

(2)	The share repurchase program authorized in February 2012 was completed in December 2012 and no further repurchases will be made under that program.

Performance Graph

The following graph reflects a comparison of the cumulative total stockholder return of our common stock from January 1, 2008 through December 31, 2012, with the New York Stock Exchange Market Value Index, a broad equity market index, and the Morningstar Oil & Gas Equipment & Services Index, an industry group index.  The graph assumes the investment of $100 on January 1, 2008 in our common stock and each index and the reinvestment of all dividends, if any.  This information shall be deemed furnished not filed, in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Exchange Act of 1933, or the Securities Act of 1934, except to the extent we specifically incorporate it by reference.

ITEM 6.	Selected Financial Data

The selected consolidated historical financial data presented below for the five years ended December 31, 2012 is derived from our consolidated financial statements and is not necessarily indicative of results to be expected in the future.

The following data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 7 and 8 below.

	As of and for the Year Ended December 31,
(In thousands, except share data)	2012	2011	2010	2009	2008

Consolidated Statements of Operations:
Revenues	$1,038,019	$958,180	$715,954	$490,275	$858,350

Operating income (loss)	105,897	132,764	78,004	(15,325)	71,496

Interest expense, net	9,740	9,226	10,267	9,334	10,881

Income (loss) from continuing operations	$60,032	$80,017	$41,626	$(20,573)	$39,300
Loss from discontinued operations, net of tax	-	-	-	-	(842)

Net income (loss)	$60,032	$80,017	$41,626	$(20,573)	$38,458

Net income (loss) per common share (basic):
Income (loss) from continuing operations	$0.69	$0.89	$0.47	$(0.23)	$0.44
Net income (loss) per common share	$0.69	$0.89	$0.47	$(0.23)	$0.43

Net income (loss) per common share (diluted):
Income (loss) from continuing operations	$0.62	$0.80	$0.46	$(0.23)	$0.44
Net income (loss) per common share	$0.62	$0.80	$0.46	$(0.23)	$0.43

Consolidated Balance Sheet Data:
Working capital	$444,460	$406,976	$329,371	$163,110	$253,136
Total assets	994,541	886,837	737,342	585,114	713,679
Foreign bank lines of credit	2,546	2,174	1,458	6,901	11,302
Current maturities of long-term debt	53	58	148	10,319	10,391
Long-term debt, less current portion	256,832	189,876	172,987	105,810	166,461
Stockholders' equity	513,578	497,846	417,347	368,022	377,882

Consolidated Cash Flow Data:
Net cash provided by (used in) operations	$110,245	$(13,558)	$31,476	$88,819	$28,687
Net cash used in investing activities	(96,167)	(63,150)	(10,549)	(17,144)	(23,168)
Net cash provided by (used in) financing activities	5,853	18,338	50,621	(66,265)	(2,062)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

Overview

We are a diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration and production (“E&P”) industry.  We operate our business through three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services.  Our Fluids Systems and Engineering segment, which generated 83% of consolidated revenues in 2012, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions:  North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.

Our Mats and Integrated Services segment, which generated 12% of consolidated revenues in 2012, provides composite mat rentals, well site construction and related site services to oil and gas customers and mat rentals to the petrochemicals industry in the U.S. and the utility industry in the U.K.  We also sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry.  Our Environmental Services segment, which generated 5% of consolidated revenues in 2012, processes and disposes of waste primarily generated by E&P customers along the U.S. Gulf Coast.

During 2012, we have continued the roll-out of Evolution®, our high performance water-based drilling fluid system launched in 2010, which we believe provides superior performance and environmental benefits to our customers, as compared to traditional fluids systems used in the industry.  After the initial introduction into the Haynesville shale in 2010, the system is now being used by customers in most major North American drilling basins.  In addition, the first Evolution well in the EMEA region was drilled in the fourth quarter of 2012.  Revenues from wells using the Evolution system were approximately $110 million in 2012, up from $67 million in 2011.

On December 31, 2012, we completed the acquisition of substantially all assets and operations of Alliance Drilling Fluids, LLC (“Alliance”), a provider of drilling fluids, proppant distribution, and related services headquartered in Midland, Texas.  Total cash consideration at closing was approximately $53 million, which was funded through borrowings on our revolving credit facility.  The purchase price is subject to further adjustments, based upon actual working capital conveyed.  Additional consideration up to $4.3 million may be payable based on the profitability of the proppant distribution business over the two year period following the acquisition.  Alliance recorded revenues of $89 million and operating income of $14 million for the year ended December 31, 2011, of which approximately 50% of revenue and 40% of operating income was attributable to the proppant business.

In April 2011, we completed the acquisition of the drilling fluids and engineering services business from Rheochem PLC, a publicly-traded Australian-based oil and gas company.  The acquired business provides drilling fluids and related engineering services with operations in Australia, New Zealand and India.  Total cash paid in 2011 was AUD$27.2 million ($28.8 million).  During 2012, the final payment was made which totaled AUD$11.9 million ($11.9 million) reflecting additional consideration required based on financial results of the acquired business over a one year earn-out period ending February 2012.  In 2012, this business generated $41.9 million of revenues, or 4% of our consolidated revenues.

Our operating results depend, to a large extent, on oil and gas drilling activity levels in the markets we serve, as well as the nature of the drilling operations (including the depth and whether the wells are drilled vertically or horizontally), which governs the revenue potential of each well.  The drilling activity in turn, depends on oil and gas commodity pricing, inventory levels and demand, and regulatory actions, such as those affecting operations in the Gulf of Mexico in recent years.

Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the last three years ended December 31 is as follows:

	Year ended December 31,			2012 vs 2011		2011 vs 2010
	2012	2011	2010	Count	%	Count	%

U.S. Rig Count	1,919	1,879	1,546	40	2%	333	22%
Canadian Rig Count	364	419	348	(55)	(13%)	71	20%
Total	2,283	2,298	1,894	(15)	(1%)	404	21%

Source: Baker Hughes Incorporated

While the average total North America rig count has decreased by only 1% from 2011 to 2012, there has been a significant regional shift in U.S. activity over this period.  This shift from dry gas drilling to oil and liquid-rich drilling resulted in a significant decline in several key dry gas basins, including the Haynesville shale (East Texas), Barnett (East Texas), Marcellus Shale (Pennsylvania) and areas in the Rockies, largely offset by increases in oil and liquid-rich basins, including the Bakken (North Dakota), Eagle Ford (South Texas), Mississippian Lime (mid-continent) and Permian Basin (West Texas).  During periods of rapid transition such as 2012, operating expenses within our U.S. business units were elevated, as we re-deployed personnel and assets among regions and modified our regional business unit infrastructures to meet the changing activity levels.

Outside of North America, drilling activity is generally more stable than North America, as drilling activity in many countries is based upon longer term economic projections and multiple year drilling programs, which tend to minimize the impact of short term changes of commodity prices on overall drilling activity.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated Results of Operations

Summarized results of operations for the year ended December 31, 2012 compared to the year ended December 31, 2011 are as follows:

	Year Ended December 31,		2012 vs 2011
(In thousands)	2012	2011	$	%

Revenues	$1,038,019	$958,180	$79,839	8%

Cost of revenues	846,529	744,176	102,353	14%
Selling, general and administrative expenses	86,352	81,672	4,680	6%
Other operating income, net	(759)	(432)	(327)	76%

Operating income	105,897	132,764	(26,867)	(20%)

Foreign currency exchange loss	749	522	227	43%
Interest expense, net	9,740	9,226	514	6%

Income from operations before income taxes	95,408	123,016	(27,608)	(22%)
Provision for income taxes	35,376	42,999	(7,623)	(18%)

Net income	$60,032	$80,017	$(19,985)	(25%)

Revenues

Revenues increased 8% to $1.038 billion in 2012, compared to $958.2 million in 2011.  This $79.8 million improvement includes a $44.9 million (6%) increase in revenues in North America, largely driven by improved drilling efficiency, which results in an increased number of customer wells drilled per rig, along with strong demand for the purchase of our composite mat products from customers outside of the E&P industry.  Revenues from our international operations increased $35.0 million including a $17.3 million increase from our Asia Pacific business unit, which was acquired in April of 2011.  Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of Revenues

Cost of revenues increased 14% to $846.5 million in 2012, compared to $744.2 million in 2011.  The increase is primarily driven by the 8% increase in revenues along with elevated operating expenses in 2012 driven by the shift in activity from dry gas to liquid rich regions in the U.S.  Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.7 million to $86.4 million in 2012 from $81.7 million in 2011.  The 2012 increase in spending is largely attributable to costs associated with our fourth quarter 2011 enterprise resource planning (“ERP”) system conversion in the U.S. operations.

Foreign Currency Exchange

Foreign currency exchange was a $0.7 million loss in 2012, compared to a $0.5 million loss in 2011, and primarily reflects the impact of currency translations on assets and liabilities held in our foreign operations that are denominated in currencies other than functional currencies.

Interest Expense, Net

Interest expense, which primarily reflects the 4% interest associated with our $172.5 million in unsecured convertible notes (“Senior Notes”), was $9.7 million in 2012, compared to $9.2 in 2011.  The increased interest expense in 2012 is primarily due to the impact of increased borrowings under our revolving credit facility in the U.S.

Provision for Income Taxes

The provision for income taxes in 2012 was $35.4 million, reflecting an effective tax rate of 37.1%, compared to $43.0 million in 2011, reflecting an effective tax rate of 35.0%.  The increase in the effective tax rate includes a $3.9 million charge in 2012 associated with a tax assessment and related increase in tax rate for the period of 2006 through 2012 in a foreign subsidiary, which was partially offset by additional U.S. tax deductions that became available after our U.S. Federal Net Operating Loss carryforwards were exhausted in 2011.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year ended December 31,		2012 vs 2011
(In thousands)	2012	2011	$	%

Revenues
Fluids systems and engineering	$861,670	$798,957	$62,713	8%
Mats and integrated services	122,283	110,411	11,872	11%
Environmental services	54,066	48,812	5,254	11%
Total revenues	$1,038,019	$958,180	$79,839	8%

Operating income (loss)
Fluids systems and engineering	$59,987	$90,683	$(30,696)
Mats and integrated services	54,251	52,678	1,573
Environmental services	13,622	11,909	1,713
Corporate office	(21,963)	(22,506)	543
Operating income	$105,897	$132,764	$(26,867)

Segment operating margin
Fluids systems and engineering	7.0%	11.4%
Mats and integrated services	44.4%	47.7%
Environmental services	25.2%	24.4%

Fluids Systems and Engineering

Revenues

Total revenues for this segment consisted of the following:

	Year ended December 31,		2012 vs 2011
(In thousands)	2012	2011	$	%

United States	$566,575	$533,629	$32,946	6%
Canada	48,643	51,712	(3,069)	(6%)
Total North America	615,218	585,341	29,877	5%
EMEA	117,360	113,386	3,974	4%
Latin America	87,173	75,642	11,531	15%
Asia Pacific	41,919	24,588	17,331	70%
Total	$861,670	$798,957	$62,713	8%

North American revenues increased 5% to $615.2 million in 2012, compared to $585.3 million in 2011, although North America rig count was down 1% over this period.  This increase in revenues is largely attributable to improved drilling efficiency achieved by our customers, which is reflected in an increased number of wells drilled per rig.  The growth in several North American basins was partially offset by a $28.6 million decline in our completion services and equipment rental revenues in the mid-continent region, which was primarily attributable to increased competition.

Internationally, revenues were up 15% to $246.5 million in 2012, compared to $213.6 million in 2011.  This increase includes a $17.3 million increase in revenues from our Asia Pacific region following the April 2011 acquisition described above, along with an $11.5 million increase in Brazil, driven by increased activities with Petrobras and international oil company customers.

Operating Income

Operating income for this segment was $60.0 million, reflecting an operating margin of 7.0% in 2012, compared to $90.7 million and an 11.4% operating margin in 2011.  Substantially all of this $30.7 million operating income decline is attributable to our North America operations, despite a $29.9 million increase in revenues.  The decline in operating income includes a $15.7 million decrease in the completion services and equipment rental business associated with the $28.6 million revenue decline in that business as described above.  Due to the relatively fixed nature of operating expenses in this service and equipment rental business unit, the incremental operating income impact from the decline in these revenues is higher than what is typically experienced in this segment.  In addition, 2012 includes elevated costs associated with  an ERP system conversion in the U.S. operations (which began in the fourth quarter of 2011) and operating cost increases associated with our customer transition away from dry gas regions into oil and liquid-rich regions, as described above.

Operating income from our international operations increased $2.0 million on a $32.8 million increase in revenues.  Increases from our Asia Pacific and Latin America regions were partially offset by a decline in the EMEA region, as the EMEA region was negatively impacted by increased personnel and operating costs in North Africa, partially associated with the 2012 transition to new contracts in Algeria.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	Year ended December 31,		2012 vs 2011
(In thousands)	2012	2011	$	%

Mat rental and services	$59,779	$68,579	$(8,800)	(13%)
Mat sales	62,504	41,832	20,672	49%
Total	$122,283	$110,411	$11,872	11%

Mat rental and services revenues decreased $8.8 million in 2012 compared to the prior year, as a $17.2 million decline in the Northeast U.S. was partially offset by a $4.0 million increase in the U.S. Gulf Coast, a $2.1 million increase in the Rocky Mountain region, and a $2.1 million increase in our international rental business.  Mat sales increased by $20.7 million, primarily due to higher demand for our DuraBase composite mat products from non-E&P customers, including the utility industry and the U.S. military.

Operating Income

Segment operating income increased by $1.6 million on the $11.9 million increase in revenues, reflecting an incremental margin of 13.4%.  The low incremental margin is primarily attributable to the higher mix of mat sales relative to rental activity.  Due to the fixed nature of operating expenses in the rental business, including depreciation expense on our rental mat fleet, the decremental margin associated with the decline in rental and service revenues is much higher than the incremental margin associated with the increase in mat sales.

As noted above, mat sales increased in 2012 as a result of continued strong demand for our mats from both E&P and non-E&P customers, including the utility industry and the U.S. military.  The levels of mats sales in a period are determined by several factors, including customer demand, as well as our allocation of mat production between sales and deployment into our rental fleet.  The allocation of our production between additions to our rental fleet and sales in any given period is driven by a number of factors including commitments to meeting customer schedules, ability of our customers to take delivery of mats, timing of large mat rental projects/events, and plant capacity/efficiencies.  We expect mat sales to decline in early 2013 from the levels achieved in 2012, partially due to our decision to deploy additional mats into our rental fleet.  As a result, segment revenue and operating income are expected to decline from the levels achieved in 2012.

Environmental Services

Revenues

Total revenues for this segment consisted of the following:

	Year ended December 31,		2012 vs 2011
(In thousands)	2012	2011	$	%

E&P waste	$42,894	$36,957	$5,937	16%
NORM and industrial waste	11,172	11,855	(683)	(6%)
Total	$54,066	$48,812	$5,254	11%

Environmental services revenues increased 11% to $54.1 million in 2012, compared to $48.8 million in 2011.  E&P waste revenues increased by $5.9 million, primarily due to the increased offshore drilling activity along the U.S. Gulf Coast.  NORM and industrial waste revenues declined by $0.7 million, primarily due to the impact of large disposal projects in 2011, which did not recur in 2012.

Operating Income

Operating income for this segment increased by $1.7 million from 2011 to 2012, on a $5.3 million increase in revenues, reflecting an incremental margin of 32%.

Corporate office

Corporate office expenses decreased $0.5 million to $22.0 million in 2012, compared to $22.5 million in 2011.  The decrease is primarily driven by a $2.3 million decline in performance-based employee incentive costs partially offset by increased costs following our fourth quarter 2011 ERP system conversion in our U.S. operations.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated Results of Operations

Summarized results of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010 are as follows:

	Year Ended December 31,		2011 vs 2010
(In thousands)	2011	2010	$	%

Revenues	$958,180	$715,954	$242,226	34%

Cost of revenues	744,176	576,920	167,256	29%

Selling, general and administrative expenses	81,672	64,157	17,515	27%
Other operating income, net	(432)	(3,127)	2,695	(86%)

Operating income	132,764	78,004	54,760	70%

Foreign currency exchange loss (gain)	522	(1,134)	1,656	(146%)
Interest expense, net	9,226	10,267	(1,041)	(10%)

Income from operations before income taxes	123,016	68,871	54,145	79%
Provision for income taxes	42,999	27,245	15,754	58%

Net income	$80,017	$41,626	$38,391	92%

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

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year ended December 31,		2011 vs 2010
(In thousands)	2011	2010	$	%

Revenues
Fluids systems and engineering	$798,957	$597,795	$201,162	34%
Mats and integrated services	110,411	69,397	41,014	59%
Environmental services	48,812	48,762	50	0%
Total revenues	$958,180	$715,954	$242,226	34%

Operating (loss) income
Fluids systems and engineering	$90,683	$56,234	34,449
Mats and integrated services	52,678	26,684	25,994
Environmental services	11,909	13,447	(1,538)
Corporate office	(22,506)	(18,361)	(4,145)
Operating income (loss)	$132,764	$78,004	$54,760

Segment operating margin
Fluids systems and engineering	11.4%	9.4%
Mats and integrated services	47.7%	38.5%
Environmental services	24.4%	27.6%

Fluids Systems and Engineering

Revenues

Total revenues for this segment consisted of the following:

	Year ended December 31,		2011 vs 2010
(In thousands)	2011	2010	$	%

United States	$533,629	$402,106	$131,523	33%
Canada	51,712	23,021	28,691	125%
Total North America	585,341	425,127	160,214	38%
EMEA	113,386	111,416	1,970	2%
Latin America	75,642	61,252	14,390	23%
Asia Pacific	24,588	-	24,588	-
Total	$798,957	$597,795	$201,162	34%

North American revenues increased 38% to $585.3 million in 2011, as compared to $425.1 million in 2010, largely attributable to the 22% increase in the U.S. rig count, a 20% increase in the Canadian rig count, along with market share improvements in Canada and several U.S. regions.

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

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	Year ended December 31,		2011 vs 2010
(In thousands)	2011	2010	$	%

Mat rental and services	$68,579	$45,945	$22,634	49%
Mat sales	41,832	23,452	18,380	78%
Total	$110,411	$69,397	$41,014	59%

Mat rental and services revenues increased $22.6 million, including a $12.1 million increase in the Northeast U.S., a $5.8 million increase in the Gulf Coast and $4.8 million increase in the Rocky Mountain region.  The increase is primarily driven by higher demand for our DuraBase composite mats, which provide environmental protection and soil stability at the drilling sites.

Mat sales also increased $18.4 million, due to increasing demand for our DuraBase composite mat products from international E&P customers and other industries.

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

Environmental Services

Revenues

Total revenues for this segment consisted of the following:

	Year ended December 31,		2011 vs 2010
(In thousands)	2011	2010	$	%

E&P waste	$36,957	$39,169	$(2,212)	(6%)
NORM and industrial waste	11,855	9,593	2,262	24%
Total	$48,812	$48,762	$50	0%

Environmental services revenues were $48.8 million in both 2011 and 2010.  Revenues in 2010 included $10.5 million generated from disposals associated with the April 2010 Deepwater Horizon oil spill.  The loss of this revenue in 2011 was offset by market share gains and increased activity in oilfield waste disposals from state water and inland locations, along with a $2.3 million increase in NORM and industrial waste disposals.

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

Liquidity and Capital Resources

Net cash provided by operating activities during 2012 totaled $110.2 million. Net income adjusted for non-cash items provided $104.2 million of cash during the period, while changes in operating assets and liabilities provided $6.1 million of cash.

Net cash used in investing activities during 2012 was $96.2 million, which included $53.1 million for the Alliance acquisition described above.  Capital expenditures were $44.0 million in 2012, consisting primarily of $27.9 million in expenditures in our fluids systems and engineering segment, including $11.3 million associated with the construction of a new technology center and $13.4 million associated with purchases of equipment at our operating locations.  In addition, $8.2 million was used in the mats and integrated services segment for expansion of the mat rental fleet and capacity expansion at our mat manufacturing facility.

Net cash provided by financing activities during 2012 was $5.9 million, including net borrowings under our lines of credit of $67.5 million, largely offset by $50.8 million in repurchases of our outstanding common stock and a payment associated with the one-year earn-out obligation of $11.9 million following the April 2011 acquisition.

We anticipate that our working capital requirements for our operations will decline in the near term due to continued efforts to reduce accounts receivable and inventory from the levels at December 31, 2012.  We expect total 2013 capital expenditures to range between $50 million to $60 million.  As of December 31, 2012, substantially all of our $46.8 million of cash on-hand resides within our foreign subsidiaries which we intend to leave permanently reinvested abroad.  We expect our subsidiary cash on-hand, along with cash generated by operations and availability under our existing credit agreement to be adequate to fund our anticipated capital needs during the next 12 months.

Our capitalization was as follows as of December 31:

(In thousands)	2012	2011

Senior Notes	$172,500	$172,500
Revolving credit facility	84,000	17,000
Other	2,931	2,608
Total	259,431	192,108
Stockholder's equity	513,578	497,846

Total capitalization	$773,009	$689,954

Total debt to capitalization	33.6%	27.8%

Our financing arrangements include $172.5 million of Senior Notes and a $125.0 million revolving credit facility. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011.  Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date.  The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock.  We may not redeem the Senior Notes prior to their maturity date.

In November 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which provides for a $125 million revolving loan facility available for borrowings and letters of credit and expires in November 2016. Under the terms of the Credit Agreement, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 300 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 200 basis points. The applicable margin on LIBOR borrowings on December 31, 2012 was 200 basis points. In addition, we are required to pay a commitment fee on the unused portion of the Credit Agreement of 37.5 basis points. The Credit Agreement contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of December 31, 2012.

At December 31, 2012, $84.0 million was outstanding under the Credit Agreement, and $6.9 million in letters of credit were issued and outstanding under the Credit Agreement leaving $34.1 million of availability at December 31, 2012.  Additionally, we had $0.2 million in letters of credit outstanding relating to foreign operations.

The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory.  Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

Our foreign Fluid Systems and Engineering subsidiaries in Italy and Brazil maintain local credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis.  We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs, as well as to reduce the net investment in foreign operations subject to foreign currency risk. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers.  The weighted average interest rate under these arrangements was 2.81% and 3.54% on total outstanding balances of $2.5 million and $2.2 million at December 31, 2012 and 2011, respectively.

Off-Balance Sheet Arrangements

In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $3.9 million and $3.6 million at December 31, 2012 and 2011.  We also had $8.6 million in guarantee obligations in connection with facility closure bonds and other performance bonds issued by insurance companies outstanding as of December 31, 2012 and 2011.

Other than normal operating leases for office and warehouse space, barges, rolling stock and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Contractual Obligations

A summary of our outstanding contractual and other obligations and commitments at December 31, 2012 is as follows:

(In thousands)	2013	2014-2015	2016-2017	Thereafter	Total

Current maturities of long term debt	$53	$-	$-	$-	$53
Long-term debt including capital leases	-	332	84,000	172,500	256,832
Interest on 4.0% Senior Notes	6,900	13,800	12,133	-	32,833
Foreign bank lines of credit	2,546	-	-	-	2,546
Operating leases	15,510	13,803	5,800	229	35,342
Trade accounts payable and accrued liabilities	156,997	-	-	-	156,997
Purchase commitments, not accrued	3,498	-	-	-	3,498
Other long-term liabilities	-	-	-	18,187	18,187
Performance bond obligations	6,237	2,371	-	-	8,608
Letter of credit commitments	6,928	-	-	-	6,928
Total contractual obligations	$198,669	$30,306	$101,933	$190,916	$521,824

The above table does not reflect expected tax payments and uncertain tax positions due to the inability to make a reasonably reliable estimate of the timing and amount to be paid. For additional discussion on uncertain tax positions, see “Note 8 - Income Taxes” to our Notes to Consolidated Financial Statements included in Part II Item 8 in this report.

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

Allowance for Doubtful Accounts

Reserves for uncollectible accounts receivable are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable.  The majority of our revenues are from mid-sized and international oil companies as well as government-owned or government-controlled oil companies, and we have receivables in several foreign jurisdictions. Changes in the financial condition of our customers or political changes in foreign jurisdictions could cause our customers to be unable to repay these receivables, resulting in additional allowances. For 2012, 2011 and 2010, provisions for uncollectible accounts receivable were $1.7 million, $2.4 million and $0.5 million, respectively.

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

We determine the impairment of goodwill by comparing the carrying amounts of our reporting units with fair values, which we estimate using a combination of a market multiple and discounted cash flow approach.  In completing our November 1, 2012 evaluation, we determined that each reporting unit’s fair value was in excess of the net carrying value and therefore, no impairment was required.

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

Insurance

We maintain reserves for estimated future payments associated with our self-insured employee healthcare programs, as well as the self-insured retention exposures under our general liability, auto liability and workers compensation insurance policies. Our reserves are determined based on historical cost experience under these programs, including estimated development of known claims under these programs and estimated incurred-but-not-reported claims. Required reserves could change significantly based upon changes in insurance coverage, loss experience or inflationary impacts. As of December 31, 2012 and 2011, total insurance reserves were $4.3 million and $4.4 million, respectively.

Income Taxes

We have total deferred tax assets of $34.5 million at December 31, 2012. A valuation allowance must be established to offset a deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. At December 31, 2012, a total valuation allowance of $13.6 million was recorded, substantially all of which offsets $13.3 million of net operating loss carryforwards for state tax purposes, as well as Brazil.  Changes in the expected future generation of qualifying taxable income within these jurisdictions or in the realizability of other tax assets may result in an adjustment to the valuation allowance, which would be charged or credited to income in the period this determination was made.  Specifically, we have a $3.8 million valuation allowance recorded on the net operating loss carryforward in Brazil which could be reversed in the future, depending on our ability to generate taxable income.

New Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an update to previous guidance regarding testing indefinite-lived intangible assets for impairment. The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The update is effective for impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect the adoption of this additional guidance to have a material effect on our consolidated financial statements.

In September 2011, the FASB issued additional guidance regarding intangibles and goodwill impairment testing. The objective of the additional guidance is to simplify how entities test goodwill for impairment. Under the new requirements, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, further quantitative testing is not required. The changes in this update were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this additional guidance did not have a material effect on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.

Interest Rate Risk

At December 31, 2012, we had total debt outstanding of $259.4 million, including $172.5 million of borrowings under our Senior Notes, bearing interest at a fixed rate of 4.0%. Variable rate debt totaled $86.9 million which included $84.0 million outstanding under our revolving credit facility and $2.9 million of borrowings under foreign bank lines of credit.  At the December 31, 2012 balance, a 200 basis point increase in market interest rates during 2012 would cause our annual interest expense to increase approximately $1.7 million resulting in a $0.02 per diluted share reduction in annual net earnings.

Foreign Currency

Our principal foreign operations are conducted in certain areas of EMEA, Latin America, Asia Pacific, Canada, U.K. and Mexico.  We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate which include European euros, Australian dollars, Canadian dollars and Brazilian reais.  Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments.

Unremitted foreign earnings permanently reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $95.0 million and $84.7 million at December 31, 2012 and 2011, respectively. We have the ability and intent to leave these foreign earnings permanently reinvested abroad.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Newpark Resources, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Newpark Resources, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/   DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2013

Newpark Resources, Inc.

Consolidated Balance Sheets
December 31,

(In thousands, except share data)	2012	2011

ASSETS
Cash and cash equivalents	$46,846	$25,247
Receivables, net	323,439	328,590
Inventories	209,734	175,929
Deferred tax asset	11,596	13,224
Prepaid expenses and other current assets	12,441	10,828
Total current assets	604,056	553,818

Property, plant and equipment, net	253,990	231,055
Goodwill	87,388	71,970
Other intangible assets, net	41,018	20,850
Other assets	8,089	9,144
Total assets	$994,541	$886,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$2,599	$2,232
Accounts payable	114,377	97,168
Accrued liabilities	42,620	47,443
Total current liabilities	159,596	146,843

Long-term debt, less current portion	256,832	189,876
Deferred tax liability	46,348	46,844
Other noncurrent liabilities	18,187	5,428
Total liabilities	480,963	388,991

Commitments and contingencies (Note 14)

Common stock, $0.01 par value, 200,000,000 shares authorized and 95,733,677 and 94,497,526 shares issued, respectively	957	945
Paid-in capital	484,962	477,204
Accumulated other comprehensive (loss) income	(734)	789
Retained earnings	95,015	34,983
Treasury stock, at cost; 10,115,951 and 2,803,987 shares, respectively	(66,622)	(16,075)
Total stockholders’ equity	513,578	497,846
Total liabilities and stockholders' equity	$994,541	$886,837

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Operations
Years Ended December 31,

(In thousands, except per share data)	2012	2011	2010

Revenues	$1,038,019	$958,180	$715,954

Cost of revenues	846,529	744,176	576,920

Selling, general and administrative expenses	86,352	81,672	64,157
Other operating income, net	(759)	(432)	(3,127)

Operating income	105,897	132,764	78,004

Foreign currency exchange loss (gain)	749	522	(1,134)
Interest expense, net	9,740	9,226	10,267

Income from operations before income taxes	95,408	123,016	68,871
Provision for income taxes	35,376	42,999	27,245

Net income	$60,032	$80,017	$41,626

Income per common share -basic:	$0.69	$0.89	$0.47
Income per common share -diluted:	$0.62	$0.80	$0.46

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Comprehensive Income
Years Ended December 31,

(In thousands)	2012	2011	2010

Net income	$60,032	$80,017	$41,626

Settlement of interest rate swap, net of tax	-	-	858
Foreign currency translation adjustments	(1,523)	(7,792)	(912)

Comprehensive income	$58,509	$72,225	$41,572

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Retained (Deficit) Earnings	Treasury Stock	Total

Balance at January 1, 2010	$917	$460,544	$8,635	$(86,660)	$(15,414)	$368,022
Net income	-	-	-	41,626	-	41,626
Employee stock options, restricted stock and employee stock purchase plan	14	3,838	-	-	(220)	3,632
Stock-based compensation expense	-	3,876	-	-	-	3,876
Income tax effect, net, of employee stock related activity	-	245	-	-	-	245
Settlement of interest rate swap, net of tax	-	-	858	-	-	858
Foreign currency translation	-	-	(912)	-	-	(912)
Balance at December 31, 2010	931	468,503	8,581	(45,034)	(15,634)	417,347
Net income	-	-	-	80,017	-	80,017
Employee stock options, restricted stock and employee stock purchase plan	14	3,574	-	-	(441)	3,147
Stock-based compensation expense	-	4,535	-	-	-	4,535
Income tax effect, net, of employee stock related activity	-	592	-	-	-	592
Foreign currency translation	-	-	(7,792)	-	-	(7,792)
Balance at December 31, 2011	945	477,204	789	34,983	(16,075)	497,846
Net income	-	-	-	60,032	-	60,032
Employee stock options, restricted stock and employee stock purchase plan	12	1,088	-	-	(402)	698
Stock-based compensation expense	-	7,103	-	-	-	7,103
Income tax effect, net, of employee stock related activity	-	(433)	-	-	-	(433)
Treasury shares purchased at cost	-	-	-	-	(50,145)	(50,145)
Foreign currency translation	-	-	(1,523)	-	-	(1,523)
Balance at December 31, 2012	$957	$484,962	$(734)	$95,015	$(66,622)	$513,578

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Cash Flows
Years Ended December 31,

(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$60,032	$80,017	$41,626
Adjustments to reconcile net income to net cash provided by operations:
Impairment charges	443	-	225
Depreciation and amortization	32,821	28,971	27,010
Stock-based compensation expense	7,103	4,535	3,876
Provision for deferred income taxes	1,358	26,623	18,030
Net provision for doubtful accounts	1,709	2,400	478
Loss (gain) on sale of assets	724	630	(257)
Change in assets and liabilities:
Decrease (increase) in receivables	23,565	(135,303)	(75,829)
Increase in inventories	(28,758)	(48,129)	(8,085)
(Increase) decrease in other assets	(641)	(434)	1,898
Increase in accounts payable	13,702	30,425	2,810
(Decrease) increase in accrued liabilities and other	(1,813)	(3,293)	19,694
Net cash provided by (used in) operating activities	110,245	(13,558)	31,476

Cash flows from investing activities:
Capital expenditures	(43,955)	(36,897)	(12,134)
Proceeds from sale of property, plant and equipment	863	522	1,585
Business acquisitions, net of cash acquired	(53,075)	(26,775)	-
Net cash used in investing activities	(96,167)	(63,150)	(10,549)

Cash flows from financing activities:
Borrowings on lines of credit	364,426	27,619	141,497
Payments on lines of credit	(296,944)	(9,951)	(231,613)
Principal payments on notes payable and long-term debt	(40)	(219)	(30,457)
Proceeds from senior notes, net of offering costs	-	-	167,756
Proceeds from employee stock plans	1,059	3,588	3,591
Post-closing payment for business acquisition	(11,892)	(2,055)	-
Purchase of treasury stock	(50,756)	(644)	(153)
Net cash provided by financing activities	5,853	18,338	50,621

Effect of exchange rate changes on cash	1,668	607	(72)

Net increase (decrease) in cash and cash equivalents	21,599	(57,763)	71,476
Cash and cash equivalents at beginning of year	25,247	83,010	11,534

Cash and cash equivalents at end of year	$46,846	$25,247	$83,010

Cash paid for:
Income taxes (net of refunds)	$24,508	$29,675	$7,395
Interest	$8,355	$7,794	$7,956

See Accompanying Notes to Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Note 1 — Summary of Significant Accounting Policies

Organization and Principles of Consolidation.  Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. We are a diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration (“E&P”) industry serving customers in North America, Europe, the Middle East and Africa (“EMEA”), Latin America and Asia Pacific regions. The consolidated financial statements include our company and our wholly-owned subsidiaries (“we”, “our” or “us”). All intercompany transactions are eliminated in consolidation.

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

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For financial reporting purposes, except as described below, depreciation is provided on property, plant and equipment, including assets held under capital leases, by utilizing the straight-line method over the following estimated useful service lives or lease term:

	Years
Computer hardware and office equipment	3	-	5
Computer software	3	-	10
Autos & light trucks	5	-	7
Furniture, fixtures & trailers	7	-	10
Composite mats	7	-	12
Machinery and heavy equipment	5	-	15
Owned buildings	20	-	39
Leasehold improvements	Lease term, including reasonably assured renewal periods

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

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Income Taxes.  We provide for deferred taxes using an asset and liability approach by measuring deferred tax assets and liabilities due to temporary differences existing at year end using currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.  We evaluate uncertain tax positions and record a liability as circumstances warrant. We have a $2.8 million and $1.2 million liability for uncertain tax positions recorded as of December 31, 2012 and 2011, respectively.

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

Foreign Currency Transactions.  The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries maintain their accounting records in the respective local currency. These currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected in “accumulated other comprehensive income (loss),” a component of stockholders’ equity. Foreign currency transaction gains and losses, if any, are credited or charged to income. We recorded a net transaction loss (gain) totaling $0.7 million, $0.5 million and ($1.1) million in 2012, 2011 and 2010, respectively.  At December 31, 2012 and 2011, accumulated other comprehensive income (loss) related to foreign subsidiaries reflected in stockholders’ equity amounted to ($0.7) million and $0.9 million, respectively.

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

New Accounting Standards.  In July 2012, the Financial Accounting Standards Board (“FASB”) issued an update to previous guidance regarding testing indefinite-lived intangible assets for impairment. The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The update is effective for impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect the adoption of this additional guidance to have a material effect on our consolidated financial statements.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In September 2011, the FASB issued additional guidance regarding intangibles and goodwill impairment testing. The objective of the additional guidance is to simplify how entities test goodwill for impairment. Under the new requirements, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, further quantitative testing is not required. The changes in this update were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this additional guidance did not have a material effect on our consolidated financial statements.

Note 2 — Inventories

Inventories consisted of the following items at December 31:

(In thousands)	2012	2011

Raw materials and components:
Drilling fluids	$208,580	$174,659
Mats	754	623
Total raw materials and components	209,334	175,282

Finished goods- mats	400	647
Total	$209,734	$175,929

The increase in inventory during 2012 includes a $20.8 million increase in U.S. barite ore inventory, a key raw material in our drilling fluids systems.

Note 3 — Property, Plant and Equipment

Our investment in property, plant and equipment consisted of the following at December 31:

(In thousands)	2012	2011

Land	$14,517	$14,677
Buildings and improvements	148,726	134,628
Machinery and equipment	239,873	219,993
Mats (rental fleet)	44,811	40,597
Construction in progress	14,489	3,520
	462,416	413,415
Less accumulated depreciation	(208,426)	(182,360)
Property, plant and equipment, net	$253,990	$231,055

Depreciation expense was $29.5 million, $25.6 million and $23.9 million in 2012, 2011 and 2010, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4 — Goodwill, Other Intangibles and Impairments of Long-Lived Assets

Changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Fluids Systems & Engineering	Mats and Integrated Services	Total

Balance at December 31, 2010	$47,378	$14,929	$62,307
Acquisition	10,275	-	10,275
Effects of foreign currency	(612)	-	(612)
Balance at December 31, 2011	57,041	14,929	71,970
Acquisition	15,060	-	15,060
Effects of foreign currency	358	-	358
Balance at December 31, 2012	$72,459	$14,929	$87,388

We have evaluated the carrying values of our goodwill and other indefinite-lived intangible assets as of November 1, 2012.  We determine any impairment of goodwill by comparing the carrying amounts of our reporting units with fair values, which we estimate using a combination of a market multiple and discounted cash flow approach. In completing this evaluation, we determined that no reporting unit has a fair value below its net carrying value and therefore, no impairment was required.

Other intangible assets consist of the following:

	December 31, 2012			December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net

Technology related	$5,421	$(2,910)	$2,511	$5,531	$(2,607)	$2,924
Customer related	42,540	(10,559)	31,981	20,675	(7,854)	12,821
Employment related	2,327	(593)	1,734	2,679	(2,337)	342
Total amortizing intangible assets	50,288	(14,062)	36,226	28,885	(12,798)	16,087

Permits and licenses	3,941	-	3,941	3,929	-	3,929
Trademarks	851	-	851	834	-	834
Total indefinite-lived intangible assets	4,792	-	4,792	4,763	-	4,763

Total intangible assets	$55,080	$(14,062)	$41,018	$33,648	$(12,798)	$20,850

Total amortization expense in 2012, 2011 and 2010 related to other intangible assets was $3.3 million, $3.3 million and $3.1 million, respectively.

The increase in goodwill and other intangible assets in 2012 relates to the acquisition of Alliance Drilling Fluids, LLC. See “Note 5-Acquisitons” for additional details.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated future amortization expense for the years ended December 31 is as follows (in thousands):

2013	$11,006
2014	8,163
2015	5,009
2016	3,680
2017	2,871
Thereafter	5,497
Total	$36,226

Note 5 — Acquisitions

In December 2012, we completed the acquisition of substantially all assets and operations of Alliance Drilling Fluids, LLC (“Alliance”), a provider of drilling fluids, proppant distribution, and related services headquartered in Midland, Texas.  Total cash consideration at closing was approximately $53 million, which was funded through borrowings on our revolving credit facility. The purchase price is subject to further adjustments, based upon actual working capital conveyed. Additional consideration up to $4.3 million may be payable based on the profitability of the proppant distribution business over the two year period following the acquisition.

The transaction has been recorded using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date.  The excess of the total consideration, including projected additional consideration, was recorded as goodwill and includes the value of the assembled workforce.  While the initial purchase price allocation has been completed, the allocation of the purchase price is subject to change for a period of one year following the acquisition.  The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the December 31, 2012 acquisition date.

(In thousands)

Receivables, net	$22,782
Inventories	5,769
Prepaid expenses and other current assets	189
Property, plant and equipment, net	4,932
Goodwill	11,528
Customer relationships	19,810
Tradename	2,030
Employment contracts	1,625
Total assets acquired	$68,665

Accounts payable	$7,014
Accrued liabilities	4,276
Other noncurrent liabilities	4,300
Total liabilities assumed	$15,590

Total cash conveyed at closing	$53,075

The other non-current liabilities balance above includes $4.3 million of post-closing payments due to the seller, reflecting the expected contingent consideration described above.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April 2011, we completed the acquisition of the drilling fluids and engineering services business from Rheochem PLC, a publicly-traded Australian-based oil and gas company.  The acquired business provides drilling fluids and related engineering services to the oil and gas exploration and geothermal industries with operations in Australia, New Zealand and India.  Total cash paid in 2011 was AUD$27.2 million ($28.8 million).  During 2012, the final payment was made which totaled AUD$11.9 million ($11.9 million) reflecting additional consideration required based on financial results of the acquired business over a one year earn-out period ended February 2012.

The transaction was recorded using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The excess of the total consideration, including projected additional consideration, was recorded as goodwill and includes the value of the access to markets in Asia Pacific and an assembled workforce.

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

The accrued liabilities at the date of acquisition in the table above includes $14.8 million reflecting the post-closing payments to the seller under the terms of the agreement, including $2.9 million that was paid during the third quarter of 2011 and the final payment of $11.9 million paid in 2012.  There were no material changes to our initial goodwill estimate from the inception of the acquisition.

Pro forma results of operation for the acquired businesses have not been presented as the effect of these acquisitions are not material to our consolidated financial statements.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6 — Financing arrangements

Financing arrangements consisted of the following at December 31, 2012 and 2011:

(In thousands)	2012	2011

Senior Notes	$172,500	$172,500
Revolving credit facility	84,000	17,000
Other	2,931	2,608
Total debt	$259,431	$192,108
Less: current portion	(2,599)	(2,232)
Long-term portion	$256,832	$189,876

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $125.0 million revolving credit facility which can be increased by $75.0 million for a maximum $200.0 million of capacity.  The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011.  Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date.  The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock.  We may not redeem the Senior Notes prior to their maturity date.

In November 2011, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") which provides for a $125 million revolving loan facility available for borrowings and letters of credit and expires in November 2016. Under the terms of the Credit Agreement, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 300 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 200 basis points. The applicable margin on LIBOR borrowings on December 31, 2012 was 200 basis points. In addition, we are required to pay a commitment fee on the unused portion of the Credit Agreement of 37.5 basis points. The Credit Agreement contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of December 31, 2012.

At December 31, 2012, $84.0 million was outstanding under the Credit Agreement, and $6.9 million in letters of credit were issued and outstanding under the Credit Agreement leaving $34.1 million of availability at December 31, 2012.  Additionally, we had $0.2 million in letters of credit outstanding relating to foreign operations.

The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory.  Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

Our foreign Fluid Systems and Engineering subsidiaries in Italy and Brazil maintain local credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis.  We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs, as well as to reduce the net investment in foreign operations subject to foreign currency risk. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers.  The weighted average interest rate under these arrangements was 2.81% and 3.54% on total outstanding balances of $2.5 million and $2.2 million at December 31, 2012 and 2011, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We incurred net interest expense of $9.7 million, $9.2 million, and $10.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Scheduled maturities of all long-term debt are as follows (in thousands):

2014	$67
2015	265
2016	84,000
2017	172,500
Thereafter	-
Total	$256,832

Note 7 — Fair Value of Financial Instruments and Concentrations of Credit Risk

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at December 31, 2012 and December 31, 2011. The estimated fair value of our Senior Notes is $176.0 million at December 31, 2012 and $195.8 million at December 31, 2011, based on quoted market prices at these respective dates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, trade accounts and notes receivable.  At December 31, 2012, substantially all of our cash deposits are held in accounts at numerous financial institutions across the various regions that we operate in. A majority of the cash is held in accounts that maintain deposit ratings of P-1 by Moody’s, A-1 by Standard and Poor’s, and F1+ by Fitch.  As part of our investment strategy, we perform periodic evaluations of the relative credit standing of these financial institutions.

Accounts Receivable

Accounts receivable at December 31, 2012 and 2011 include the following:

(In thousands)	2012	2011

Gross trade receivables	$307,276	$306,791
Allowance for doubtful accounts	(4,078)	(3,161)
Net trade receivables	303,198	303,630

Other receivables	20,241	24,960

Total receivables, net	$323,439	$328,590

Other receivables includes $17.7 million and $21.9 million for value added, goods and service taxes related to foreign jurisdictions and other tax related receivables as of December 31, 2012 and 2011, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We derive a significant portion of our revenues from companies in the E&P industry, and our customer base is highly concentrated in major and independent oil and gas E&P companies operating in the markets that we serve.  In 2012, approximately 40% of our consolidated revenues were derived from our 20 largest customers.  We maintain an allowance for losses based upon the expected collectability of accounts receivable. Changes in this allowance for 2012, 2011 and 2010 are as follows.

(In thousands)	2012	2011	2010
Balance at beginning of year	$3,161	$5,839	$5,969
Provision for uncollectible accounts	1,709	2,400	478
Write-offs, net of recoveries	(792)	(5,078)	(608)
Balance at end of year	$4,078	$3,161	$5,839

During 2011, $5.2 million of fully reserved trade receivables were written off against the allowance for doubtful accounts.  During the years ended December 31, 2012, 2011 and 2010, no single customer accounted for more than 10% of total sales.

Note 8 — Income Taxes

The provision for income taxes charged to continuing operations was as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010

Current tax expense (benefit):
U.S. Federal	$24,154	$6,082	$1,110
State	1,693	2,752	1,868
Foreign	8,682	7,234	6,427
Total current	34,529	16,068	9,405

Deferred tax expense (benefit):
U.S. Federal	(2,248)	26,373	17,532
State	(1,248)	372	552
Foreign	4,343	186	(244)
Total deferred	847	26,931	17,840

Total provision	$35,376	$42,999	$27,245

Income from operations before income taxes was as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010

U.S.	$68,212	$95,267	$52,608
Foreign	27,196	27,749	16,263
Income from operations before income taxes	$95,408	$123,016	$68,871

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
	2012	2011	2010

Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	1.6%	1.9%	1.9%
Manufacturing deduction	(2.2%)	(0.9%)	0.0%
Different rates on earnings of foreign operations	(2.9%)	(2.3%)	(2.6%)
Change in valuation allowance	(1.8%)	(1.1%)	2.2%
Foreign tax withholdings	4.5%	0.7%	0.4%
State tax expense, net	1.2%	1.8%	2.6%
Other	1.7%	(0.1%)	0.1%
Total income tax expense	37.1%	35.0%	39.6%

The 2012 provision for income taxes included a $3.9 million charge associated with a tax assessment and related increase in tax rate for the period of 2006 through 2012 in a foreign subsidiary.

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011

Deferred tax assets:
Net operating losses	$14,965	$16,045
Accruals not currently deductible	11,676	13,185
Bad debts	1,168	750
Foreign tax credits	1,653	2,026
Other	4,988	4,331
Total deferred tax assets	34,450	36,337
Valuation allowance	(13,563)	(16,734)
Total deferred tax assets, net of allowances	20,887	19,603

Deferred tax liabilities:
Accelerated depreciation and amortization	43,063	47,320
Other	12,821	5,922
Total deferred tax liabilities	55,884	53,242

Total net deferred tax liability	$(34,997)	$(33,639)

Current portion of deferred tax assets	$11,596	$13,224
Non current portion of deferred tax assets	274	341
Current portion of deferred tax liabilities	(519)	(360)
Non current portion of deferred tax liabilities	(46,348)	(46,844)
Net deferred tax liabilities	$(34,997)	$(33,639)

For state income tax purposes, we have net operating loss carryforwards (“NOLs”) of approximately $219 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in year 2013 through 2030.  Foreign NOLs of approximately $11.2 million are available to reduce future taxable income, some of which expire beginning in 2015.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The realization of our net deferred tax assets is dependent on our ability to generate taxable income in future periods. At December 31, 2012 and December 31, 2011, we have recorded a valuation allowance in the amount of $13.6 million and $16.7 million, respectively, related to state and foreign NOL carryforwards.

Unremitted foreign earnings permanently reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $95.0 million and $84.7 million at December 31, 2012 and 2011, respectively. We have the ability and intent to leave these foreign earnings permanently reinvested abroad.

We file an income tax return in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are no longer subject to income tax examinations for substantially all tax jurisdictions for years prior to 2000.

A reconciliation of the beginning and ending provision for uncertain tax positions is as follows:

(In thousands)	2012	2011	2010

Balance at January 1	$1,218	$1,568	$750
Additions (reductions) for tax positions of prior years	1,350	(350)	818
Additions for tax positions of current year	185	-	-
Balance at December 31	$2,753	$1,218	$1,568

The provision for uncertain tax positions, if recognized, would affect the annual effective tax rate.  The Company recognizes accrued interest and penalties related to uncertain tax positions in operating expenses.

Note 9 — Capital Stock

Common stock

Changes in outstanding Common Stock for the years ended December 31, 2012, 2011 and 2010 were as follows:

(In thousands of shares)	2012	2011	2010

Outstanding, beginning of year	94,498	93,143	91,673
Shares issued upon exercise of options	286	671	677
Shares issued for grants of time vested restricted stock	950	684	773
Shares issued upon vesting of performance units	-	-	20
Outstanding, end of year	95,734	94,498	93,143

Preferred stock

We are authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value. There was no outstanding preferred stock at December 31, 2012, 2011 or 2010.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Treasury stock

During 2012, 2011 and 2010, 104,995, 72,721 and 27,134 shares were repurchased, respectively, for an aggregate price of $0.6 million, $0.6 million, $0.2 million, respectively, representing employee shares surrendered in lieu of taxes under vesting of restricted stock awards.  All of the shares repurchased are held as treasury stock.  We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

During 2012, 2011 and 2010, 34,724, 35,646 and 59,804 shares of treasury stock were re-issued, respectively, pursuant to our employee stock purchase plan.

Share repurchase program

In February 2012, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $50.0 million of our outstanding shares of common stock.  During 2012, we executed the full $50.0 million of repurchases authorized, purchasing 7,241,693 shares for an aggregate price of approximately $6.92 per share, including commissions. All of the shares repurchased are held as treasury stock.  We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 — Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share:

	Year Ended December 31,
(In thousands, except per share data)	2012	2011	2010

Basic EPS:
Net income	$60,032	$80,017	$41,626

Weighted average number of common shares outstanding	87,522	90,022	89,103

Basic income per common share	$0.69	$0.89	$0.47

Diluted EPS:
Net income	$60,032	$80,017	$41,626
Assumed conversions of Senior Notes	4,868	4,969	1,138
Adjusted net income	$64,900	$84,986	$42,764

Weighted average number of common shares outstanding-basic	87,522	90,022	89,103
Add: Dilutive effect of stock options and restricted stock awards	876	965	790
Dilutive effect of Senior Notes	15,682	15,682	3,824

Diluted weighted average number of common shares outstanding	104,080	106,669	93,717

Diluted income per common share	$0.62	$0.80	$0.46

Stock options and warrants excluded from calculation of diluted earnings per share because anti-dilutive for the period	2,671	2,907	3,913

Note 11 — Stock Based Compensation and Other Benefit Plans

The following describes stockholder approved plans utilized by the Company for the issuance of stock based awards.

2003 Long-Term Incentive Plan

During 2011, our stockholders approved the Amended and restated 2003 Long Term Incentive Plan (the “2003 Plan”).  As amended, the 2003 Plan, allows awards of restricted stock with multi-year vesting as well as previously authorized awards of performance-based restricted stock units made at the beginning of overlapping three-year performance periods. The maximum number of shares that may be granted in the form of performance-based restricted stock units and restricted stock awards to any participant in any calendar year is 50,000 shares.  Subject to adjustment upon a stock split, stock dividend or other recapitalization event, the maximum number of shares of common stock that may be issued under the 2003 Plan is 1,000,000. The common stock issued under the 2003 Plan will be from authorized but un-issued shares of our common stock, although shares re-acquired due to forfeitures or any other reason may be re-issued under the 2003 Plan. At December 31, 2012, 65,106 shares remained available for award under the 2003 Plan.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2004 Non-Employee Directors’ Incentive Compensation Plan

In June 2004, our stockholders approved the 2004 Non-Employee Directors’ Stock Option Plan (“2004 Plan”). During 2007, stockholders approved the amended and restated 2004 Plan (renamed the 2004 Non-Employee Directors’ Incentive Compensation Plan) which authorizes grants of restricted stock to non-employee directors instead of stock options. In 2012, each non-employee director received $130,000 in restricted stock (valued as of the date of the annual stockholder’s meeting), upon their election or re-election.  At December 31, 2012, 247,973 shares remained available for award under the amended 2004 Plan.

2006 Equity Incentive Plan

In December 2006, our stockholders approved the 2006 Equity Incentive Plan ( “2006 Plan”), pursuant to which the Compensation Committee of our Board of Directors (“Compensation Committee”) may grant to key employees, including executive officers and other corporate and divisional officers, a variety of forms of equity-based compensation, including options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards, and performance-based awards. During 2011, the 2006 Plan was amended to increase the number of shares available for issuance from 5,000,000 to 8,000,000.  At December 31, 2012, 1,363,315 shares remained available for award under the 2006 Plan, as amended.

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

Stock Options & Cash-Settled Stock Appreciation Rights

Stock options granted by the Compensation Committee are generally granted with a three year vesting period and a term of ten years.  During 2012, 1,438158 options were granted with a three year vesting period and a ten year term.  The exercise price of each stock option granted was equal to the fair market value on the date of grant.

The following table summarizes activity for our outstanding stock options for the year ended December 31, 2012:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at beginning of period	3,621,013	$6.21
Granted	1,438,158	5.57
Exercised	(286,457)	3.70
Expired or cancelled	(292,688)	6.72
Outstanding at end of period	4,480,026	$6.13	6.63	$8,560,159

Vested or expected to vest at end of period	4,365,298	$6.14	6.56	$8,321,556
Options exercisable at end of period	2,281,385	$6.44	4.64	$3,582,813

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We estimated the fair value of options granted on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010

Risk-free interest rate	0.68%	1.59%	1.99%
Expected life of the option in years	5.22	5.22	5.22
Expected volatility	60.3%	63.1%	62.5%
Dividend yield	-	-	-

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

The following table summarizes information about the weighted-average exercise price and the weighted-average grant date fair value of stock options granted:

	Year Ended December 31,
	2012	2011	2010

Weighted-average exercise price of the stock on the date of grant	$5.57	$9.13	$5.61
Weighted-average grant date fair value on the date of grant	$2.89	$5.00	$3.08

All stock options granted for the years ended December 31, 2012, 2011 and 2010 reflected an exercise price equal to the market value of the stock on the date of grant.

The total intrinsic value of options exercised was $1.0 million, $2.5 and $1.9 million for the years ended December 31, 2012, 2011 and 2010, while cash from option exercises totaled $1.1 million, $3.6 million and $3.6 million, respectively.

The following table summarizes activity for outstanding cash-settled stock appreciation rights for the year-ended December 31, 2012:

Rights

Outstanding at the beginning of the period	312,666
Exercised	(41,100)
Outstanding at the end of the period	271,566

Exercisable at end of period	271,566

During 2012, there were no additional grants of cash-settled stock appreciation rights. The remaining outstanding cash-settled stock appreciation rights, if exercised, will ultimately be settled in cash for the difference between market value of our outstanding shares at the date of exercise, and $7.89. As such, the projected cash settlement is adjusted each period based upon the ending fair market value of the underlying stock. At December 31, 2012, the fair market value of each cash-settled stock appreciation right was $1.20, resulting in a liability of $0.3 million.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total compensation cost recognized for stock options and cash-settled stock appreciation rights during the years ended December 31, 2012, 2011 and 2010 was $2.3 million, $2.1 million and $1.8 million, respectively.  For the years ended December 31, 2012, 2011 and 2010, we recognized tax benefits resulting from the exercise of stock options totaling $0.3 million, $0.8 million and $0.6 million, respectively.

Performance-Based Restricted Stock Units & Cash-Settled Performance-Based Restricted Stock Units

The Compensation Committee may use various business criteria to set the performance objectives for awards of performance-based restricted stock units. For awards made during 2009, the Compensation Committee determined that our cumulative earnings per share for the three-year performance period ending December 31, 2011 was the performance criterion for vesting in the award shares. No performance-based awards were granted during 2010, 2011 or 2012.

The following table summarizes activity for outstanding performance-based restricted stock units for the year-ended December 31, 2012:

Nonvested Shares (Performance-Based)	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of the period	381,230	$3.31
Forfeited	(381,230)	3.31
Outstanding at the end of the period	-

The performance shares under this award related to the three-year performance period ending December 31, 2011were forfeited in the first quarter of 2012 as performance objectives were not achieved.

During 2012, 2011 and 2010, no compensation cost was recognized for performance-based restricted stock units.

Restricted Stock Awards and Units

Time-vested restricted stock awards and restricted stock units are periodically granted to key employees, including grants for employment inducements, as well as to members of our Board of Directors. Employee awards provide for vesting periods ranging from three to four years. Non-employee director grants fully vest at the one year anniversary from the date of grant. Upon vesting of these grants, shares are issued to award recipients. The following tables summarize our activity for our outstanding time-vesting restricted stock awards and restricted stock units for the year-ended December 31, 2012.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Nonvested Shares (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2012	1,165,729	$7.93
Granted	997,709	5.86
Vested	(414,624)	7.44
Forfeited	(61,833)	7.26
Nonvested at December 31, 2012	1,686,981	$6.85

Nonvested Share Units (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2012	57,916	$9.13
Granted	93,134	5.60
Vested	(19,309)	5.69
Forfeited	-	-
Nonvested at December 31, 2012	131,741	$7.14

Total compensation cost recognized for restricted stock awards and restricted stock units was $4.6 million, $2.8 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010 respectively.  Total unrecognized compensation cost at December 31, 2012 related to restricted stock awards and restricted stock units is approximately $9.2 million which is expected to be recognized over the next 2.3 years.  During the years ended December 31, 2012, 2011 and 2010, the total fair value of shares vested was $2.5 million, $3.2 million and $1.2 million, respectively.

For the years ended December 31, 2012, 2011 and 2010, we recognized tax benefits resulting from the vesting of share awards totaling $0.9 million, $1.1 million and $0.6 million, respectively.

Defined Contribution Plan

Substantially all of our U.S. employees are covered by a defined contribution plan (“401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined in the 401(k) Plan.  Participants’ contributions, up to 3% of compensation, are matched 100% by us, and the participants’ contributions, from 3% to 6% of compensation, are matched 50% by us. Under the 401(k) Plan, our cash contributions were $3.3 million, $2.8 million and $1.7 million in 2012, 2011 and 2010, respectively.

Note 12 — Segment and Related Information

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

Fluids Systems and Engineering — Our Fluids Systems and Engineering business offers customized solutions including highly technical drilling projects involving complex subsurface conditions, such as horizontal directional, geologically deep or deep water drilling. These projects require increased monitoring and critical engineering support of the fluids system during the drilling process.  We provide drilling fluids products and technical services to markets in North America, EMEA, Latin America, and the Asia Pacific region. Additionally, following our December 2012 purchase of Alliance Drilling Fluids we provide stimulation products (proppants), and other specialty chemicals and fluids and related services. We also provide completion services and equipment rental to customers in Oklahoma and Texas.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Mats and Integrated Services — This segment provides mat rentals, location construction and related site services to oil and gas customers at well, production, transportation and refinery locations in the Northeast U.S. region, onshore U.S. Gulf Coast, and Rocky Mountain regions, and mat rentals to the petrochemical industry in the U.S. and utility industry in the U.K. These mats provide environmental protection and ensure all-weather access to sites with unstable soil conditions.

We manufacture our DuraBase composite mat system for sales as well as for use in our domestic and international rental operations. Our marketing efforts for this product remain focused in principal oil and gas industry markets which include the Asia Pacific, Latin America, EMEA, as well as markets outside the E&P sector in the U.S. and Europe. We believe these mats have worldwide applications outside our traditional oilfield market, primarily in infrastructure construction, maintenance and upgrades of electric utility transmission lines, military logistics and as temporary roads for movement of oversized or unusually heavy loads.

Environmental Services — This segment provides disposal services for both oilfield E&P waste and industrial waste. The primary method used for disposal is low pressure injection into environmentally secure geologic formations deep underground. This segment operates in the U.S. Gulf Coast and West Texas markets.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized financial information concerning our reportable segments is shown in the following tables:

	Year Ended December 31,
(In thousands)	2012	2011	2010

Revenues
Fluids Systems & Engineering	$861,670	$798,957	$597,795
Mats & Integrated Services	122,283	110,411	69,397
Environmental Services	54,066	48,812	48,762
Total Revenues	$1,038,019	$958,180	$715,954

Depreciation and Amortization
Fluids Systems & Engineering	$18,419	$17,126	$15,253
Mats & Integrated Services	7,952	7,581	7,672
Environmental Services	3,875	3,016	3,169
Corporate Office	2,575	1,248	916
Total Depreciation and Amortization	$32,821	$28,971	$27,010

Operating Income (loss)
Fluids Systems & Engineering	$59,987	$90,683	$56,234
Mats & Integrated Services	54,251	52,678	26,684
Environmental Services	13,622	11,909	13,447
Corporate Office	(21,963)	(22,506)	(18,361)
Operating Income	$105,897	$132,764	$78,004

Segment Assets
Fluids Systems & Engineering	$790,147	$673,794	$476,677
Mats & Integrated Services	81,252	93,078	79,957
Environmental Services	76,604	70,122	69,058
Corporate	46,538	49,843	111,650
Total Assets	$994,541	$886,837	$737,342

Capital Expenditures
Fluids Systems & Engineering	$27,916	$16,033	$7,033
Mats & Integrated Services	8,174	7,629	2,253
Environmental Services	1,558	1,693	738
Corporate	6,307	11,542	2,110
Total Capital Expenditures	$43,955	$36,897	$12,134

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth information about our operations by geographic area. Revenues by geographic location are determined based on the operating location from which services are rendered or products are sold.

	Year Ended December 31,
(In thousands)	2012	2011	2010

Revenue
United States	$738,150	$690,205	$516,786
Canada	48,643	51,713	23,846
EMEA	121,175	115,319	113,295
Latin America and Mexico	88,157	76,355	62,027
Asia Pacific	41,894	24,588	-
Total Revenue	$1,038,019	$958,180	$715,954

Long-Lived Assets
United States	$304,954	$252,751	$243,194
Canada	11,830	11,730	12,334
EMEA	30,729	25,814	26,380
Latin America and Mexico	11,158	12,920	14,904
Asia Pacific	31,539	29,463	-
Total Long-Lived Assets	$390,210	$332,678	$296,812

No single customer accounted for more than 10% of our consolidated revenues for years ended December 31, 2012, 2011 or 2010.

Note 13 — Supplemental Cash Flow and Other Information

Included in accounts payable and accrued liabilities at December 31, 2012, 2011, and 2010, were capital expenditures of $1.0 million, $3.7 million, and $2.3 million, respectively.

Accrued liabilities at December 31, 2012 and 2011 were $42.6 million and $47.4 million respectively.  The balance at December 31, 2012 included $14.0 million for employee incentives and other compensation related expenses while 2011 included $19.7 million for employee incentives and other compensation related expenses, and $8.2 million in estimated obligations under the one-year earn-out provision relating to our April 2011 acquisition.

During the years ended December 31, 2012, 2011 and 2010, we did not finance the acquisition of property, plant and equipment with capital leases.

Note 14 — Commitments and Contingencies

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. In the opinion of management, any liability in these matters should not have a material effect on our consolidated financial statements.

Leases

We lease various manufacturing facilities, warehouses, office space, machinery and equipment, including transportation equipment, under operating leases with remaining terms ranging from one to six years, with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were approximately $26.5 million, $24.2 million and $25.4 million for the years ending 2012, 2011 and 2010, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year are included in the table below.  Future minimum payments under capital leases are not significant.

(In thousands)
2013	$15,510
2014	9,274
2015	4,529
2016	3,494
2017	2,306
Thereafter	229
$35,342

Other

In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $3.9 million and $3.6 million at December 31, 2012 and 2011, respectively.  We also had $8.6 million in guarantee obligations in connection with facility closure bonds and other performance bonds issued by insurance companies outstanding as of December 31, 2012 and 2011.

Other than normal operating leases for office and warehouse space, barges, rolling stock and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

We are self-insured for health claims, subject to certain “stop loss” insurance policies. Claims in excess of $225,000 per incident are insured by third-party insurers. We had accrued liabilities of $1.2 million for unpaid claims incurred, based on historical experience at December 31, 2012 and 2011. Substantially all of these estimated claims are expected to be paid within six months of their occurrence.

We are self-insured for certain workers’ compensation, auto and general liability claims up to a certain policy limit. Claims in excess of $750,000 are insured by third-party reinsurers. At December 31, 2012 and 2011, we had accrued a liability of $3.1 million and $3.2 million, respectively, for the uninsured portion of claims.

We maintain accrued liabilities for asset retirement obligations, which represent obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. Our asset retirement obligations primarily relate to repair cost obligations associated with the return of leased barges as well as required expenditures associated with owned and leased facilities. Upon settlement of the liability, a gain or loss for any difference between the settlement amount and the liability recorded is recognized.  As of December 31, 2012 and 2011, we had accrued asset retirement obligations of $2.7 million and $2.1 million, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15 — Supplemental Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2012
Revenues	$262,336	$245,756	$259,599	$270,328
Operating income	26,135	24,755	28,756	26,251
Net income	15,634	14,463	18,742	11,193

Net income per share:
Basic	0.17	0.16	0.22	0.13
Diluted	0.16	0.15	0.20	0.12

Fiscal Year 2011
Revenues	$202,651	$230,822	$261,193	$263,514
Operating income	27,948	31,596	39,179	34,041
Net income	15,854	19,280	22,997	21,886

Net income per share:
Basic	0.18	0.21	0.25	0.24
Diluted	0.16	0.19	0.23	0.22

ITEM 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.     Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2012.

Changes in internal control over financial reporting

The SEC allows companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition.  On December 31, 2012, we completed the acquisition of substantially all assets and operations of Alliance Drilling Fluids, LLC (“Alliance”), a provider of drilling fluids, proppants, and related services headquartered in Midland, Texas.  For purposes of determining the effectiveness of our internal control over financial reporting, management has excluded Alliance from its evaluation of these matters.

There have been no other changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making its assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Control — Integrated Framework.” We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The SEC allows companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition.  On December 31, 2012, we completed the acquisition of substantially all assets and operations of Alliance Drilling Fluids, LLC (“Alliance”), a provider of drilling fluids, proppants, and related services headquartered in Midland, Texas.  For purposes of determining the effectiveness of our internal control over financial reporting, management has excluded Alliance from its evaluation of these matters.

                  /s/  Paul L. Howes
Paul L. Howes
President, Chief Executive Officer

                 /s/  Gregg S. Piontek
Gregg S. Piontek
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Newpark Resources, Inc.
The Woodlands, Texas

We have audited the internal control over financial reporting of Newpark Resources, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, on December 31, 2012, the Company acquired substantially all assets and operations of Alliance Drilling Fluids, LLC, a provider of drilling fluids, headquartered in Midland, Texas (“Alliance”).  For the purposes of assessing internal control over financial reporting, management excluded Alliance, whose financial statements constitute 7% of consolidated total assets and 0% of consolidated revenues, of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Alliance. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012, of the company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.

/s/   DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2013

ITEM 9B.               Other Information

None.
PART III

ITEM 10.               Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The information required by this Item is incorporated by reference to the “Executive Officers” and “Election of Directors” sections of the definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

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

ITEM 11.               Executive Compensation

The information required by this Item is incorporated by reference to the “Executive Compensation” section of the definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

ITEM 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the “Ownership of Common Stock” section of the definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

ITEM 13.               Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the “Related Person Transactions” and “Director Independence” sections of the definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

ITEM 14.               Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the “Independent Auditor” section of the definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

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

*10.3
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

*10.5
Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).

*10.6
Amended and Restated Employment Agreement, dated as of December 31, 2008, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2009 (SEC File No. 001-02960).

*10.7
Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).

*10.8	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).

*10.9
Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and James E. Braun, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).

*10.10
Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).

*10.11
Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).

*10.12
Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated April 20, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).

10.13
Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).

*10.14
First Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).

*10.15
Newpark Resources, Inc., 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).

*10.16
Employment Agreement, dated as of June 2, 2008, by an between Newpark Resources, Inc. and William D. Moss, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006 (SEC File no. 001-02960).

10.17
Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).

*10.18
Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated April 20, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

*10.19
Amendment to Employment Agreement between Newpark Resources, Inc. and James E. Braun dated April 21, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-L filed on April 23, 2009 (SEC File No. 001-02960).

*10.20
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

*10.24
Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and James E. Braun dated November 30, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).

*10.25
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

10.28
Letter Agreement dated as of March 3, 2010 between Newpark Resources, Inc. and William D. Moss, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2010 (SEC File No. 001-02960).

10.29
Employment Agreement, dated as of October 15, 2010, by and between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2010 (SEC File No. 001-02960).

10.30
Change in Control Agreement dated as of October 15, 2010, by and between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2010 (SEC File No. 001-02960).

10.31	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).

†*10.32	Director Compensation Summary.

*10.33
Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on August 14, 2009 (SEC File No. 333-161378).

*10.34
Amendment No. 1 to the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.35
Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.36
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

*10.38
Form of Restricted Stock Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.39
Newpark Resources, Inc. 2003 Long Term Incentive Plan, Amended and Restated Effective March 8, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2011 (SEC File No. 001-02960).

*10.40
Form of Restricted Stock Agreement under the 2003 Long Term Incentive Plan, Amended and Restated Effective March 8, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2011 (SEC File No. 001-02960).

*10.41
Employment Agreement, dated October 18, 2011, by and between Newpark Resources, Inc. and Gregg Steven Piontek, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2011 (SEC File No. 001-02960).

*10.42
Indemnification Agreement, dated October 26, 2011, between Gregg S. Piontek and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2011 (SEC File No. 001-02960).

10.43
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

*10.44
Employment Agreement, dated December 29, 2011, between Lee Ann Kendrick and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2012 (SEC File No. 001-02960).

*10.45
Indemnification Agreement, dated May 23, 2012, between Lee Ann Kendrick and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.46
Form of Restricted Stock Unit for Participants Outside the United States under the 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.47
Form of Non-Qualified Stock Option Agreement for Participants Outside the United States under the 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.48
Second Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.49
Amendment to Employment Agreement, dated December 31, 2012, between Mark Airola and Newpark Resources, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2013 (SEC File No. 001-02960).

*10.50
Amendment to Employment Agreement, dated December 31, 2012, between Bruce Smith and Newpark Resources, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2013 (SEC File No. 001-02960).

†10.51
Asset Purchase Agreement, dated December 28, 2012, between Alliance Drilling Fluids, LLC, Xtreme Specialty Products, LLC, Prop-Tech Services, LLC, each of the members listed therein, Newpark Drilling Fluids LLC and Newpark Resources, Inc.

†21.1	Subsidiaries of the Registrant.

†23.1	Consent of Independent Registered Public Accounting Firm.

†31.1	Certification of Paul L. Howes pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†95.1	Reporting requirements under the Mine Safety and Health Administration.

†101.INS	XBRL Instance Document

†101.SCH	XBRL Schema Document

†101.CAL	XBRL Calculation Linkbase Document

†101.LAB	XBRL Label Linkbase Document

†101.PRE	XBRL Presentation Linkbase Document

†101.DEF	XBRL Definition Linkbase Document

†           Filed herewith.
*           Management compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NEWPARK RESOURCES, INC

By:	/s/Paul L. Howes
Paul L. Howes
President and Chief Executive Officer

Dated:  February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul L. Howes	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013
Paul L. Howes

/s/ / Gregg S. Piontek	Vice President and Chief Financial Officer (Principal Financial Accounting Officer)	February 28, 2013
Gregg S. Piontek

/s/ Jerry W. Box	Chairman of the Board	February 28, 2013
Jerry W. Box

/s/ James W. McFarland	Director, Member of the Audit Committee	February 28, 2013
James W. McFarland

/s/ G. Stephen Finley	Director, Member of the Audit Committee	February 28, 2013
G. Stephen Finley

/s/ Gary L. Warren	Director, Member of the Audit Committee	February 28, 2013
Gary L. Warren

/s/ David C. Anderson	Director	February 28, 2013
David C. Anderson

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

*10.3
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

*10.5
Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).

*10.6
Amended and Restated Employment Agreement, dated as of December 31, 2008, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2009 (SEC File No. 001-02960).

*10.7
Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).

*10.8	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).

*10.9
Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and James E. Braun, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).

*10.10
Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).

*10.11
Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).

*10.12
Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated April 20, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).

10.13
Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).

*10.14
First Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).

*10.15
Newpark Resources, Inc., 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).

*10.16
Employment Agreement, dated as of June 2, 2008, by an between Newpark Resources, Inc. and William D. Moss, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006 (SEC File no. 001-02960).

10.17
Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).

*10.18
Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated April 20, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

*10.19
Amendment to Employment Agreement between Newpark Resources, Inc. and James E. Braun dated April 21, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-L filed on April 23, 2009 (SEC File No. 001-02960).

*10.20
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

*10.24
Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and James E. Braun dated November 30, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).

*10.25
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

10.28
Letter Agreement dated as of March 3, 2010 between Newpark Resources, Inc. and William D. Moss, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2010 (SEC File No. 001-02960).

10.29
Employment Agreement, dated as of October 15, 2010, by and between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2010 (SEC File No. 001-02960).

10.30
Change in Control Agreement dated as of October 15, 2010, by and between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2010 (SEC File No. 001-02960).

10.31	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).

†*10.32	Director Compensation Summary.

*10.33
Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on August 14, 2009 (SEC File No. 333-161378).

*10.34
Amendment No. 1 to the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.35
Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.36
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

*10.38
Form of Restricted Stock Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.39
Newpark Resources, Inc. 2003 Long Term Incentive Plan, Amended and Restated Effective March 8, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2011 (SEC File No. 001-02960).

*10.40
Form of Restricted Stock Agreement under the 2003 Long Term Incentive Plan, Amended and Restated Effective March 8, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2011 (SEC File No. 001-02960).

*10.41
Employment Agreement, dated October 18, 2011, by and between Newpark Resources, Inc. and Gregg Steven Piontek, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2011 (SEC File No. 001-02960).

*10.42
Indemnification Agreement, dated October 26, 2011, between Gregg S. Piontek and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2011 (SEC File No. 001-02960).

10.43
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

*10.44
Employment Agreement, dated December 29, 2011, between Lee Ann Kendrick and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2012 (SEC File No. 001-02960).

*10.45
Indemnification Agreement, dated May 23, 2012, between Lee Ann Kendrick and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.46
Form of Restricted Stock Unit for Participants Outside the United States under the 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.47
Form of Non-Qualified Stock Option Agreement for Participants Outside the United States under the 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.48
Second Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.49
Amendment to Employment Agreement, dated December 31, 2012, between Mark Airola and Newpark Resources, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2013 (SEC File No. 001-02960).

*10.50
Amendment to Employment Agreement, dated December 31, 2012, between Bruce Smith and Newpark Resources, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2013 (SEC File No. 001-02960).

†10.51
Asset Purchase Agreement, dated December 28, 2012, between Alliance Drilling Fluids, LLC, Xtreme Specialty Products, LLC, Prop-Tech Services, LLC, each of the members listed therein, Newpark Drilling Fluids LLC and Newpark Resources, Inc.

†21.1	Subsidiaries of the Registrant.

†23.1	Consent of Independent Registered Public Accounting Firm.

†31.1	Certification of Paul L. Howes pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†95.1	Reporting requirements under the Mine Safety and Health Administration.

†101.INS	XBRL Instance Document

†101.SCH	XBRL Schema Document

†101.CAL	XBRL Calculation Linkbase Document

†101.LAB	XBRL Label Linkbase Document

†101.PRE	XBRL Presentation Linkbase Document

†101.DEF	XBRL Definition Linkbase Document

_______

†           Filed herewith.
*           Management compensation plan or agreement