Form 10-Q
period 2013-03-31
NEWPARK RESOURCES INC
filed 2013-04-26
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

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
Yes           No              ✓

As of April 17, 2013 a total of 86,156,321 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
MARCH 31, 2013

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking statements in other materials we release to the public.  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them.  These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified in Item 1A, “Risk Factors,” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, and those set forth from time to time in our filings with the Securities and Exchange Commission, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.

We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in Item 1A, “Risk Factors”, in Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

PART I         FINANCIAL INFORMATION

ITEM 1.        Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	March 31, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	$41,710	$46,846
Receivables, net	343,850	323,439
Inventories	210,264	209,734
Deferred tax asset	11,440	11,596
Prepaid expenses and other current assets	14,491	12,441
Total current assets	621,755	604,056

Property, plant and equipment, net	264,399	253,990
Goodwill	88,666	87,388
Other intangible assets, net	36,310	41,018
Other assets	8,062	8,089
Total assets	$1,019,192	$994,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$8,990	$2,599
Accounts payable	121,356	114,377
Accrued liabilities	45,136	42,620
Total current liabilities	175,482	159,596

Long-term debt, less current portion	242,807	256,832
Deferred tax liability	46,523	46,348
Other noncurrent liabilities	20,573	18,187
Total liabilities	485,385	480,963

Commitments and contingencies (Note 6)

Common stock, $0.01 par value, 200,000,000 shares authorized and 96,224,385 and 95,733,677 shares issued, respectively	962	957
Paid-in capital	490,297	484,962
Accumulated other comprehensive loss	(3,498)	(734)
Retained earnings	112,390	95,015
Treasury stock, at cost; 10,073,767 and 10,115,951 shares, respectively	(66,344)	(66,622)
Total stockholders’ equity	533,807	513,578
Total liabilities and stockholders' equity	$1,019,192	$994,541

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2013	2012

Revenues	$282,518	$262,336

Cost of revenues	230,406	214,902
Selling, general and administrative expenses	24,182	21,313
Other operating income, net	(439)	(14)

Operating income	28,369	26,135

Foreign currency exchange gain	(368)	(230)
Interest expense, net	2,520	2,368

Income from operations before income taxes	26,217	23,997
Provision for income taxes	8,842	8,363

Net income	$17,375	$15,634

Income per common share -basic:	$0.21	$0.17
Income per common share -diluted:	$0.18	$0.16

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012

Net income	$17,375	$15,634

Foreign currency translation adjustments	(2,764)	3,995

Comprehensive income	$14,611	$19,629

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$17,375	$15,634
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	10,954	8,018
Stock-based compensation expense	1,973	1,383
Provision for deferred income taxes	534	81
Net provision for doubtful accounts	208	414
(Gain) loss on sale of assets	(99)	244
Change in assets and liabilities:
Increase in receivables	(20,969)	(24,439)
Increase in inventories	(1,280)	(12,144)
Increase in other assets	(2,382)	(1,755)
Increase in accounts payable	4,179	9,008
Increase (decrease) in accrued liabilities and other	4,747	(2,852)
Net cash provided by (used in) operating activities	15,240	(6,408)

Cash flows from investing activities:
Capital expenditures	(16,127)	(17,302)
Proceeds from sale of property, plant and equipment	213	8
Net cash used in investing activities	(15,914)	(17,294)

Cash flows from financing activities:
Borrowings on lines of credit	71,102	85,951
Payments on lines of credit	(78,748)	(50,632)
Proceeds from employee stock plans	3,808	234
Purchase of treasury stock	-	(7,598)
Other financing activities	(38)	10
Net cash (used in) provided by financing activities	(3,876)	27,965

Effect of exchange rate changes on cash	(586)	859

Net (decrease) increase in cash and cash equivalents	(5,136)	5,122
Cash and cash equivalents at beginning of year	46,846	25,247

Cash and cash equivalents at end of period	$41,710	$30,369

Cash paid for:
Income taxes (net of refunds)	$4,294	$(4,378)
Interest	$331	$100

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Our fiscal year end is December 31 and our first quarter represents the three month period ended March 31.  The results of operations for the first quarter of 2013 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2013, the results of our operations for the first quarter 2013 and 2012, and our cash flows for the first quarter of 2013 and 2012. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2012 is derived from the audited consolidated financial statements at that date.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2012.

New Accounting Standards

In February 2013, the Financial Accounting Standards Board issued additional guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income which was effective for us beginning in the first quarter of 2013. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. During the first quarter of 2013, we had no reclassifications out of accumulated other comprehensive income, the only changes relate to foreign currency translation adjustments.

Note 2 – Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share:

	First Quarter
(In thousands, except per share data)	2013	2012

Basic EPS:
Net income	$17,375	$15,634

Weighted average number of common shares outstanding	84,100	90,473

Basic income per common share	$0.21	$0.17

Diluted EPS:
Net income	$17,375	$15,634
Assumed conversions of Senior Notes	1,266	1,257
Adjusted net income	$18,641	$16,891

Weighted average number of common shares outstanding-basic	84,100	90,473
Add: Dilutive effect of stock options and restricted stock awards	1,572	1,198
Dilutive effect of Senior Notes	15,682	15,682

Diluted weighted average number of common shares outstanding	101,354	107,353

Diluted income per common share	$0.18	$0.16

Stock options excluded from calculation of diluted earnings per share because anti-dilutive for the period	592	647

For the first quarter of 2013 and 2012, we had weighted average dilutive stock options and restricted stock outstanding of approximately 5.5 million shares and 4.2 million shares respectively. The resulting net effect of stock options and restricted stock were used in calculating diluted earnings per share for the period.

Note 3 – Acquisition

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

(In thousands)

Receivables, net	$22,822
Inventories	5,779
Property, plant and equipment, net	4,932
Goodwill	13,268
Customer relationships	17,807
Tradename	2,090
Employment contracts	1,625
Deferred tax asset	203
Total assets acquired	$68,526

Accounts payable	$7,002
Accrued liabilities	4,149
Other noncurrent liabilities	4,300
Total liabilities assumed	$15,451

Total cash conveyed at closing	$53,075

The other non-current liabilities balance above includes $4.3 million of post-closing payments due to the seller, reflecting the expected contingent consideration described above.

Note 4 – Receivables and Inventories

Receivables - Receivables consist of the following:

(In thousands)	March 31, 2013	December 31, 2012

Gross trade receivables	$330,936	$307,276
Allowance for doubtful accounts	(4,253)	(4,078)
Net trade receivables	326,683	303,198

Other receivables	17,167	20,241

Total receivables, net	$343,850	$323,439

Inventories - Our inventories include $207.8 million and $208.6 million of raw materials and components for our drilling fluids systems at March 31, 2013 and December 31, 2012, respectively.  The remaining balance consists primarily of composite mat finished goods.

Note 5 – Financing Arrangements and Fair Value of Financial Instruments

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $125.0 million revolving credit facility which can be increased by $75.0 million for a maximum $200.0 million of capacity.  At March 31, 2013, $70.0 million was outstanding under the revolving credit facility.  The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011.  Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date.  The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock.  We may not redeem the Senior Notes prior to their maturity date.

Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at March 31, 2013 and December 31, 2012. The estimated fair value of our Senior Notes is $197.5 million at March 31, 2013 and $176.0 million at December 31, 2012, based on quoted market prices at these respective dates.

Note 6 – Commitments and Contingencies

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. In the opinion of management, any liability in these matters should not have a material effect on our consolidated financial statements.

Note 7 – Segment Data

Summarized operating results for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter
(In thousands)	2013	2012

Revenues
Fluids Systems & Engineering	$247,339	$218,496
Mats & Integrated Services	20,584	30,533
Environmental Services	14,595	13,307
Total Revenues	$282,518	$262,336

Operating Income (loss)
Fluids Systems & Engineering	$22,622	$13,995
Mats & Integrated Services	8,480	14,339
Environmental Services	3,508	3,575
Corporate Office	(6,241)	(5,774)
Operating Income	$28,369	$26,135

Note 8 – Subsequent Events

In April 2013, our Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock.  These purchases will be funded with a combination of cash generated from operations and borrowings under the Company’s revolving credit facility, and the repurchase program has no specific term.  The Company may repurchase shares in the open market or as otherwise determined by management, subject to market conditions, business opportunities and other factors.  The Company’s management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, which we intend to establish as soon as practicable, as part of the share repurchase program.

ITEM 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2012. Our first quarter represents the three month period ended March 31.  Unless otherwise stated, all currency amounts are stated in U.S. dollars.

Overview

We are a diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration and production (“E&P”) industry.  We operate our business through three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services.  Our Fluids Systems and Engineering segment, which generated 88% of consolidated revenues in the first quarter of 2013, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions:  North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.

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

In April 2013, we announced two deepwater contract awards.  In Brazil, we were awarded a two-year contract from a subsidiary of Total S.A., to provide drilling fluids and related services for a series of wells planned in the Campos Basin.  In our EMEA region, we were awarded a contract by another customer to provide drilling fluids and related services for a series of wells to be drilled in the Black Sea.   Work under both contracts is expected to begin in the fourth quarter of 2013.

We are continuing the roll-out of Evolution®, our high performance water-based drilling fluid system launched in 2010, which we believe provides superior performance and environmental benefits to our customers, as compared to traditional fluids systems used in the industry.  After completing the roll-out of the system into most major North American drilling basins in 2011 and 2012, we are seeking to further penetrate markets in North America, while expanding into key international markets.  The system was first used in our EMEA region during the fourth quarter of 2012 and we expect the introduction of the system in the Asia Pacific region during the second half of 2013.  Revenues from wells using the Evolution system were approximately $29 million in the first quarter of 2013, compared to $23 million in the first quarter of 2012.

Our Mats and Integrated Services segment, which generated 7% of consolidated revenues in the first quarter of 2013, provides composite mat rentals, well site construction and related site services to oil and gas customers and mat rentals to the petrochemicals industry in the U.S. and the utility industry in the U.K.  We also sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry.

During the later part of 2012, we developed a spill containment system using our manufactured composite mat products, which provides our customers with a sealed work surface and enhanced environmental protection on the well site.  Field testing of this system began in the fourth quarter of 2012 and we continue to make system refinements based upon the results of field testing.  In preparation for the launch of the new spill containment system later in 2013, we allocated the majority of our first quarter 2013 composite mat production toward the expansion of our rental fleet, leaving fewer mats available for sale to customers.  Mat sales in the first quarter of 2013 were $5.8 million, a 60% decline from the first quarter of 2012.

Rig count data is the most widely accepted indicator of drilling activity.  Average North American rig count data for the first quarter of 2013, as compared to the first quarter of 2012 is as follows:

	First Quarter		2013 vs 2012
	2013	2012	Count	%

U.S. Rig Count	1,758	1,990	(232)	(12%)
Canadian Rig Count	531	584	(53)	(9%)
North America	2,289	2,574	(285)	(11%)

Source: Baker Hughes Incorporated

First Quarter of 2013 Compared to First Quarter of 2012

Consolidated Results of Operations

Summarized results of operations for the first quarter of 2013 compared to the first quarter of 2012 are as follows:

	First Quarter		2013 vs 2012
(In thousands)	2013	2012	$	%

Revenues	$282,518	$262,336	$20,182	8%

Cost of revenues	230,406	214,902	15,504	7%
Selling, general and administrative expenses	24,182	21,313	2,869	13%
Other operating income, net	(439)	(14)	(425)	NM

Operating income	28,369	26,135	2,234	9%

Foreign currency exchange gain	(368)	(230)	(138)	NM
Interest expense, net	2,520	2,368	152	6%

Income from operations before income taxes	26,217	23,997	2,220	9%
Provision for income taxes	8,842	8,363	479	6%

Net income	$17,375	$15,634	$1,741	11%

NM -  Not meaningful

Revenues

Revenues increased 8% to $282.5 million in the first quarter of 2013, compared to $262.3 million in the first quarter of 2012.  This $20.2 million increase includes a $7.9 million increase in revenues in North America, largely driven by the December 2012 acquisition of Alliance as described above.  Revenues from our international operations increased by $12.3 million (21%), including gains in all regions.  Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues increased 7% to $230.4 million in the first quarter of 2013, compared to $214.9 million in the first quarter of 2012.  The increase is primarily driven by the increase in revenues.  Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.9 million to $24.2 million in the first quarter of 2013 from $21.3 million in the first quarter of 2012. The increase is primarily attributable to increases in personnel and administrative costs related to company growth as well as costs associated with strategic planning projects.

Foreign currency exchange

Foreign currency exchange was a $0.4 million gain in the first quarter of 2013, compared to a $0.2 million gain in the first quarter of 2012, and primarily reflects the impact of currency translations on assets and liabilities held in our international operations that are denominated in currencies other than functional currencies.

Interest expense, net

Interest expense totaled $2.5 million for the first quarter of 2013 compared to $2.4 million for the first quarter of 2012, primarily due to the impact of increased borrowings under our revolving credit facility following the Alliance acquisition described above.

Provision for income taxes

The provision for income taxes for the first quarter of 2013 was $8.8 million, reflecting an effective tax rate of 33.7%, compared to $8.4 million in the first quarter of 2012 with an effective tax rate of 34.9%.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter		2013 vs 2012
(In thousands)	2013	2012	$	%

Revenues
Fluids systems and engineering	$247,339	$218,496	$28,843	13%
Mats and integrated services	20,584	30,533	(9,949)	(33%)
Environmental services	14,595	13,307	1,288	10%
Total revenues	$282,518	$262,336	$20,182	8%

Operating income (loss)
Fluids systems and engineering	$22,622	$13,995	$8,627
Mats and integrated services	8,480	14,339	(5,859)
Environmental services	3,508	3,575	(67)
Corporate office	(6,241)	(5,774)	(467)
Operating income	$28,369	$26,135	$2,234

Segment operating margin
Fluids systems and engineering	9.1%	6.4%
Mats and integrated services	41.2%	47.0%
Environmental services	24.0%	26.9%

Fluids Systems and Engineering

Revenues

Total revenues for this segment consisted of the following:

	First Quarter		2013 vs 2012
(In thousands)	2013	2012	$	%

United States	$159,144	$142,353	$16,791	12%
Canada	18,651	18,719	(68)	(0%)
Total North America	177,795	161,072	16,723	10%
EMEA	34,518	29,999	4,519	15%
Latin America	24,961	18,603	6,358	34%
Asia Pacific	10,065	8,822	1,243	14%
Total	$247,339	$218,496	$28,843	13%

North American revenues increased 10% to $177.8 million in the first quarter of 2013, compared to $161.1 million in the first quarter of 2012.  The increase is largely attributable to market share gains in South and West Texas, benefitting from our December 2012 acquisition of Alliance.

Internationally, revenues were up 21% to $69.5 million in the first quarter of 2013, as compared to $57.4 million in first quarter 2012.  This increase is primarily attributable to increased activity with Petrobras in Brazil, along with continued market expansion in our EMEA region.

Operating Income

Operating income increased $8.6 million in the first quarter of 2013, as compared to the first quarter of 2012, primarily due to improvements in our North American operations.    Profitability in the prior year first quarter was negatively impacted by several factors, including declines in our completion services and equipment rental business, along with the significant regional shift in U.S. customer drilling activity, moving from dry gas regions to oil and liquid-rich regions.  During this period of regional transition, operating expenses were elevated due to operating cost inefficiencies as we re-deployed personnel and assets among regions and modified our regional business unit infrastructures to meet the changing activity levels.  Following the period of transition, we’ve executed a series of cost reduction and other profit improvement initiatives, which have contributed to the operating income improvement in the first quarter of 2013.

The first quarter of 2012 also included $1.3 million of support costs associated with an ERP system conversion in the U.S. operations, which did not recur in the first quarter of 2013.  In addition, the first quarter 2013 operating income benefitted from the $28.8 million increase in revenues, including revenues from the Alliance acquisition described above.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	First Quarter		2013 vs 2012
(In thousands)	2013	2012	$	%

Mat rental and services	$14,778	$16,124	$(1,346)	(8%)
Mat sales	5,806	14,409	(8,603)	(60%)
Total	$20,584	$30,533	$(9,949)	(33%)

Mat rental and services revenues decreased $1.3 million as compared to the first quarter of 2012, primarily due to lower activity levels in dry gas regions.  In addition, mat sales decreased by $8.6 million over the prior year period as we allocated the majority of our composite mat production toward the expansion of our rental fleet, in preparation for the launch of our new spill containment system.

Operating Income

Segment operating income decreased by $5.9 million on the $9.9 million decrease in revenues, reflecting a decremental margin of 60%.  The decrease in operating income is primarily attributable to the decrease in mat sales in the first quarter of 2013.

The levels of mats sales in a given quarter are determined by several factors, including customer demand, as well as our allocation of mat production between sales and deployment into our rental fleet.  The allocation of our production between additions to our rental fleet and sales in any given quarter is driven by a number of factors including commitments to meeting customer schedules, ability of our customers to take delivery of mats, timing of large mat rental projects/events, and plant capacity/efficiencies.

Environmental Services

Revenues

Total revenues for this segment consisted of the following:

	First Quarter		2013 vs 2012
(In thousands)	2013	2012	$	%

E&P waste	$11,597	$11,003	$594	5%
NORM and industrial waste	2,998	2,304	694	30%
Total	$14,595	$13,307	$1,288	10%

Environmental services revenues increased 10% to $14.6 million in the first quarter of 2013, compared to the first quarter of 2012, primarily due to increases in offshore activity in the U.S. Gulf Coast.

Operating Income

Operating income for this segment decreased by $0.1 million in the first quarter of 2013, compared to the first quarter of 2012 as increased revenues were more than offset by increases in operating expenses, including higher transportation costs.

Corporate Office

Corporate office expenses increased $0.5 million to $6.2 million in the first quarter of 2013, compared to $5.8 million in the first quarter of 2012.  The increase is primarily attributable to increases in personnel and administrative costs related to company growth.

Liquidity and Capital Resources

Net cash provided by operating activities during the first quarter of 2013 totaled $15.2 million. Net income adjusted for non-cash items provided $30.9 million of cash during the period, while changes in operating assets and liabilities used $15.7 million of cash.

Net cash used in investing activities during the first quarter of 2013 was $15.9 million, primarily consisting of expenditures associated with the construction of a new technology center in our fluids systems and engineering segment and expansion of our mat rental fleet in our mats and integrated services segment.

We anticipate that our working capital requirements for our operations will decline in the near term due to continued efforts to reduce accounts receivable and inventory from the levels at March 31, 2013.  We expect total 2013 capital expenditures to range between $50 million to $60 million.  As of March 31, 2013, substantially all of our $41.7 million of cash on-hand resides within our foreign subsidiaries which we intend to leave permanently reinvested abroad.  We expect our subsidiary cash on-hand, along with cash generated by operations and availability under our existing credit agreement to be adequate to fund our anticipated capital needs during the next 12 months.

Our capitalization is as follows:

(In thousands)	March 31, 2013	December 31, 2012

Senior Notes	$172,500	$172,500
Revolving credit facility	70,000	84,000
Other	9,297	2,931
Total	251,797	259,431

Stockholder's equity	533,807	513,578

Total capitalization	$785,604	$773,009

Total debt to capitalization	32.1%	33.6%

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

Our revolving credit facility (the "Credit Agreement") provides for a $125 million revolving loan facility available for borrowings and letters of credit and expires in November 2016.  The Credit Agreement can be increased by $75.0 million for a maximum $200.0 million of capacity.  Under the terms of the Credit Agreement, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 300 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 200 basis points. The applicable margin on LIBOR borrowings on March 31, 2013 was 225 basis points. In addition, we are required to pay a commitment fee on the unused portion of the Credit Agreement of 37.5 basis points. The Credit Agreement contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of March 31, 2013.

At March 31, 2013, $70.0 million was outstanding under the Credit Agreement, and $16.3 million in letters of credit were issued and outstanding under the Credit Agreement, leaving $38.7 million of availability at March 31, 2013.  Additionally, our foreign operations had $8.9 million outstanding under lines of credit and $1.1 million outstanding in letters of credit.

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

For additional discussion of our critical accounting estimates and policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012.  Our critical accounting policies have not changed materially since December 31, 2012.

ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and changes in foreign currency rates.  A discussion of our primary market risk exposure in financial instruments is presented below.

Interest Rate Risk

At March 31, 2013, we had total debt outstanding of $251.8 million, including $172.5 million of Senior Notes, bearing interest at a fixed rate of 4.0%. Variable rate debt totaled $79.3 million which included $70.0 million outstanding under our revolving credit facility and $9.3 million of borrowings under foreign bank lines of credit.  At the March 31, 2013 balance, a 200 basis point increase in market interest rates during 2013 would cause our annual interest expense to increase approximately $1.0 million resulting in a $0.01 per diluted share reduction in annual net earnings.

Foreign Currency

Our principal foreign operations are conducted in certain areas of EMEA, Latin America, Asia Pacific, Canada and U.K.  We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate which include European euros, Australian dollars, Canadian dollars and Brazilian reais.  Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments.

ITEM 4.         Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2013, the end of the period covered by this quarterly report.

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II        OTHER INFORMATION

ITEM 1.         Legal Proceedings

The information set forth in the legal proceedings section of “Note 6, Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

ITEM 1A.       Risk Factors

There have been no material changes during the period ended March 31, 2013 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.         Mine Safety Disclosures

The information concerning mine safety violations and other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

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

*  Filed herewith.

NEWPARK RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 2013

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

*  Filed herewith.