Form 10-Q
period 2013-06-30
NEWPARK RESOURCES INC
filed 2013-07-26
CIK 71829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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
______ Not Applicable__________
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

          Yes          √          No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

          Yes          √          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   √                                   Accelerated filer

Non-accelerated filer    _  (Do not check if a smaller reporting company)     Smaller reporting company    _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          Yes                    No           √

As of July 18, 2013, a total of 87,509,478 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2013

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

PART I     FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	June 30, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	$58,045	$46,846
Receivables, net	335,176	323,439
Inventories	202,053	209,734
Deferred tax asset	10,354	11,596
Prepaid expenses and other current assets	12,800	12,441
Total current assets	618,428	604,056

Property, plant and equipment, net	273,323	253,990
Goodwill	88,320	87,388
Other intangible assets, net	33,745	41,018
Other assets	7,325	8,089
Total assets	$1,021,141	$994,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$9,335	$2,599
Accounts payable	110,553	114,377
Accrued liabilities	38,167	42,620
Total current liabilities	158,055	159,596

Long-term debt, less current portion	250,798	256,832
Deferred tax liability	44,582	46,348
Other noncurrent liabilities	20,773	18,187
Total liabilities	474,208	480,963

Commitments and contingencies (Note 8)

Common stock, $0.01 par value, 200,000,000 shares authorized and 97,585,862 and 95,733,677 shares issued, respectively	976	957
Paid-in capital	497,310	484,962
Accumulated other comprehensive loss	(11,053)	(734)
Retained earnings	128,054	95,015
Treasury stock, at cost; 10,249,304 and 10,115,951 shares, respectively	(68,354)	(66,622)
Total stockholders’ equity	546,933	513,578
Total liabilities and stockholders' equity	$1,021,141	$994,541

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012

Revenues	$276,622	$245,756	$559,140	$508,092

Cost of revenues	225,244	201,534	455,650	416,436
Selling, general and administrative expenses	24,662	19,944	48,844	41,257
Other operating income, net	(201)	(477)	(640)	(491)

Operating income	26,917	24,755	55,286	50,890

Foreign currency exchange loss	475	461	107	231
Interest expense, net	2,802	2,553	5,322	4,921

Income from operations before income taxes	23,640	21,741	49,857	45,738
Provision for income taxes	7,976	7,278	16,818	15,641

Net income	$15,664	$14,463	$33,039	$30,097

Income per common share -basic:	$0.19	$0.16	$0.39	$0.34
Income per common share -diluted:	$0.17	$0.15	$0.35	$0.31

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012

Net income	$15,664	$14,463	$33,039	$30,097

Foreign currency translation adjustments	(7,555)	(7,917)	(10,319)	(3,922)

Comprehensive income	$8,109	$6,546	$22,720	$26,175

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$33,039	$30,097
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	21,836	15,808
Stock-based compensation expense	4,289	3,003
Provision for deferred income taxes	(278)	178
Net provision for doubtful accounts	220	1,073
(Gain) loss on sale of assets	(323)	104
Change in assets and liabilities:
Increase in receivables	(18,442)	(10,793)
Decrease (increase) in inventories	4,055	(870)
Increase in other assets	(199)	(2,826)
Decrease in accounts payable	(1,237)	(8,705)
Increase (decrease) in accrued liabilities and other	935	(11,247)
Net cash provided by operating activities	43,895	15,822

Cash flows from investing activities:
Capital expenditures	(37,417)	(26,315)
Proceeds from sale of property, plant and equipment	590	371
Net cash used in investing activities	(36,827)	(25,944)

Cash flows from financing activities:
Borrowings on lines of credit	159,612	173,846
Payments on lines of credit	(158,679)	(126,233)
Proceeds from employee stock plans	6,928	468
Post-closing payment for business acquisition	-	(11,892)
Purchase of treasury stock	(2,010)	(24,825)
Other financing activities	(39)	(53)
Net cash provided by financing activities	5,812	11,311

Effect of exchange rate changes on cash	(1,681)	2,396

Net increase in cash and cash equivalents	11,199	3,585
Cash and cash equivalents at beginning of year	46,846	25,247

Cash and cash equivalents at end of period	$58,045	$28,832

Cash paid for:
Income taxes (net of refunds)	$14,471	$5,836
Interest	$4,485	$4,106

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Our fiscal year end is December 31, our second quarter represents the three month period ended June 30 and our first half represents the six month period ending June 30. The results of operations for the second quarter and first half of 2013 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2013, the results of our operations for the second quarter and first half of 2013 and 2012, and our cash flows for the first half of 2013 and 2012. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2012 is derived from the audited consolidated financial statements at that date.

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

New Accounting Standards

In February 2013, the Financial Accounting Standards Board issued additional guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income which was effective for us beginning in the first quarter of 2013. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. During the second quarter and first half of 2013, we had no reclassifications out of accumulated other comprehensive income, the only changes relate to foreign currency translation adjustments.

Note 2 – Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share:

	Second Quarter		First Half
(In thousands, except per share data)	2013	2012	2013	2012

Basic EPS:
Net income	$15,664	$14,463	$33,039	$30,097

Weighted average number of common shares outstanding	84,813	88,600	84,459	89,536

Basic income per common share	$0.19	$0.16	$0.39	$0.34

Diluted EPS:
Net income	$15,664	$14,463	$33,039	$30,097
Assumed conversions of Senior Notes	1,279	1,283	2,544	2,539
Adjusted net income	$16,943	$15,746	$35,583	$32,636

Weighted average number of common shares outstanding-basic	84,813	88,600	84,459	89,536
Add: Dilutive effect of stock options and restricted stock awards	1,810	457	1,727	561
Dilutive effect of Senior Notes	15,682	15,682	15,682	15,682

Diluted weighted average number of common shares outstanding	102,305	104,739	101,868	105,779

Diluted income per common share	$0.17	$0.15	$0.35	$0.31

Stock options and restricted stock excluded from calculation of diluted earnings per share because anti-dilutive for the period	377	2,440	240	2,123

Weighted average dilutive stock options and restricted stock outstanding totaled approximately 5.3 million and 2.9 million shares for the second quarter of 2013 and 2012, respectively, and 5.7 million and 2.9 million for the first half of 2013 and 2012, respectively. The resulting net effect of stock options and restricted stock were used in calculating diluted earnings per share for the period.

Note 3 – Stock-Based Compensation

During the second quarter of 2013, the Compensation Committee of our Board of Directors approved equity-based compensation to executive officers and other key employees. These awards included a grant of 714,879 shares of time-vesting restricted stock and restricted stock units, which vest equally over a three-year period. Non-employee directors received shares of restricted stock totaling 67,365 shares, which will vest in full on the first anniversary of the grant date. The fair value on the date of grant for both of these awards was $11.43 per share.

Additionally, 497,658 stock options were granted to executive officers and other key employees at an exercise price of $11.43, which provides for equal vesting over a three-year period with a term of ten years. The estimated fair value of the stock options on the grant date using the Black-Scholes option-pricing model was $5.42. The assumptions used in the Black-Scholes model included a risk free interest rate of 1.02%, expected life of 5.22 years and expected volatility of 53.7%.

The Compensation Committee also approved performance-based awards during the second quarter of 2013 to executive officers. The performance-based restricted stock units will be settled in shares of common stock and will be based on the relative ranking of the Company’s total shareholder return (“TSR”) as compared to the TSR of the Company’s designated peer group for 2013. The performance period began May 3, 2013 and ends June 1, 2016, with the ending TSR price being equal to the average closing price of our shares over the 30-calendar days ending June 1, 2016. A total of 149,532 performance restricted stock units were granted with the payout of shares for each executive ranging from 0%-150% of target. The estimated fair value of each restricted stock unit at the date of grant using the Monte Carlo valuation model was $13.11. The valuation was done as of June 3, 2013, which included a risk free interest rate of 0.52%, the average closing price of our shares over the 30-calendar days ending June 3, 2013 of $11.33 and expected volatility of 53.58%.

Note 4 – Treasury Stock

In April 2013, our Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. These purchases will be funded with a combination of cash generated from operations and borrowings under the Company’s revolving credit facility, and the repurchase program has no specific term. The Company may repurchase shares in the open market or as otherwise determined by management, subject to market conditions, business opportunities and other factors. As part of the share repurchase program, the Company’s management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of June 30, 2013, no repurchases had been made under this program.

Note 5 – Acquisition

In December 2012, we completed the acquisition of substantially all assets and operations of Alliance Drilling Fluids, LLC (“Alliance”), a provider of drilling fluids, proppant distribution, and related services headquartered in Midland, Texas. Total cash consideration at closing was approximately $53 million, which was funded through borrowings on our revolving credit facility. The purchase price is subject to further adjustments, based upon actual working capital conveyed. Additional consideration up to $4.3 million may be payable based on the profitability of the proppant distribution business over the two-year period following the acquisition.

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

Note 6 – Receivables and Inventories

Receivables - Receivables consist of the following:

(In thousands)	June 30, 2013	December 31, 2012

Gross trade receivables	$321,959	$307,276
Allowance for doubtful accounts	(4,249)	(4,078)
Net trade receivables	317,710	303,198

Other receivables	17,466	20,241

Total receivables, net	$335,176	$323,439

Inventories - Our inventories include $198.9 million and $208.6 million for our drilling fluids systems at June 30, 2013 and December 31, 2012, respectively. The remaining balance consists primarily of composite mat finished goods.

Note 7 – Financing Arrangements and Fair Value of Financial Instruments

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $125.0 million revolving credit facility which can be increased by $75.0 million for a maximum $200.0 million of capacity. At June 30, 2013, $78.0 million was outstanding under the revolving credit facility. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes prior to their maturity date.

Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at June 30, 2013 and December 31, 2012. The estimated fair value of our Senior Notes is $217.9 million at June 30, 2013 and $176.0 million at December 31, 2012, based on quoted market prices at these respective dates.

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

Note 9 – Segment Data

Summarized operating results for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter		First Half
(In thousands)	2013	2012	2013	2012

Revenues
Fluids Systems & Engineering	$233,964	$202,388	$481,303	$420,884
Mats & Integrated Services	25,412	30,071	45,996	60,604
Environmental Services	17,246	13,297	31,841	26,604
Total Revenues	$276,622	$245,756	$559,140	$508,092

Operating Income (loss)
Fluids Systems & Engineering	$17,684	$13,480	$40,306	$27,475
Mats & Integrated Services	10,341	13,075	18,821	27,414
Environmental Services	5,321	3,514	8,829	7,089
Corporate Office	(6,429)	(5,314)	(12,670)	(11,088)
Operating Income	$26,917	$24,755	$55,286	$50,890

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

Our Fluids Systems and Engineering segment, which generated 86% of consolidated revenues in the first half of 2013, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.

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

In the second quarter of 2013, we announced three international contract awards, including two in the deepwater market.  In Brazil, we were awarded a two-year contract from a subsidiary of Total S.A., to provide drilling fluids and related services for a series of wells planned in the Campos Basin.  In our EMEA region, we were awarded a contract by another customer to provide drilling fluids and related services for a series of wells to be drilled in the Black Sea.  In addition, we were awarded a five year contract by the Kuwait Oil company to provide drilling fluids and related services for land operations. Work under all three contracts is expected to begin in late 2013 or early 2014.

We are continuing the roll-out of Evolution®, our high performance water-based drilling fluid system launched in 2010, which we believe provides superior performance and environmental benefits to our customers, as compared to traditional fluids systems used in the industry. After completing the roll-out of the system into most major North American drilling basins in 2011 and 2012, we are seeking to further penetrate markets in North America, while expanding into key international markets. The system was first used in our EMEA region during the fourth quarter of 2012 and we expect the introduction of the system in the Asia Pacific region during the second half of 2013. Revenues from wells using the Evolution system were approximately $54 million in the first half of 2013, compared to $50 million in the first half of 2012.

Our Mats and Integrated Services segment, which generated 8% of consolidated revenues in the first half of 2013, provides composite mat rentals, well site construction and related site services to oil and gas customers and mat rentals to the petrochemicals industry in the U.S. and the utility industry in the U.K. We also sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry.

During the later part of 2012, we developed a spill containment system using our manufactured composite mat products, which provides our customers with a sealed work surface and enhanced environmental protection on the well site. Field testing of this system began in the fourth quarter of 2012 and we continue to make system refinements based upon the results of field testing. In preparation for the launch of the new spill containment system later in 2013, we allocated the majority of our first half 2013 composite mat production toward the expansion of our rental fleet, leaving fewer mats available for sale to customers. Mat sales in the first half of 2013 were $13.2 million, a 54% decline from the first half of 2012.

In May 2013, we announced that our Board of Directors had approved commencement of a process to sell our Environmental Services business. We have begun the initial steps, including contacting potentially interested parties and soliciting indications of interest. At this time, there can be no assurances given that we will continue with the sales process or that a sale will be completed.

Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the second quarter and first half of 2013, as compared to the second quarter and first half of 2012 is as follows:

	Second Quarter		2013 vs 2012
	2013	2012	Count	%

U.S. Rig Count	1,761	1,970	(209)	(11%	)
Canadian Rig Count	152	177	(25)	(14%	)
North America	1,913	2,147	(234)	(11%	)

	First Half		2013 vs 2012
	2013	2012	Count	%

U.S. Rig Count	1,760	1,980	(220)	(11%	)
Canadian Rig Count	342	380	(38)	(10%	)
North America	2,102	2,360	(258)	(11%	)

_________________________

Source: Baker Hughes Incorporated

Second Quarter of 2013 Compared to Second Quarter of 2012

Consolidated Results of Operations

Summarized results of operations for the second quarter of 2013 compared to the second quarter of 2012 are as follows:

	Second Quarter		2013 vs 2012
(In thousands)	2013	2012	$	%

Revenues	$276,622	$245,756	$30,866	13%

Cost of revenues	225,244	201,534	23,710	12%
Selling, general and administrative expenses	24,662	19,944	4,718	24%
Other operating income, net	(201)	(477)	276	(58% )

Operating income	26,917	24,755	2,162	9%

Foreign currency exchange loss	475	461	14	3%
Interest expense, net	2,802	2,553	249	10%

Income from operations before income taxes	23,640	21,741	1,899	9%
Provision for income taxes	7,976	7,278	698	10%

Net income	$15,664	$14,463	$1,201	8%

Revenues

Revenues increased 13% to $276.6 million in the second quarter of 2013, compared to $245.8 million in the second quarter of 2012. This $30.9 million increase includes a $10.6 million increase in revenues in North America, largely driven by the December 2012 acquisition of Alliance as described above. Revenues from our international operations increased by $20.3 million (38%), including gains in all regions. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues increased 12% to $225.2 million in the second quarter of 2013, compared to $201.5 million in the second quarter of 2012. The increase is primarily driven by the increase in revenues. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4.7 million to $24.7 million in the second quarter of 2013 from $19.9 million in the second quarter of 2012. The increase is primarily attributable to increases in personnel and administrative costs related to company growth as well as costs associated with strategic planning projects.

Foreign currency exchange

Foreign currency exchange was a $0.5 million loss in both the second quarter of 2013 and 2012, and primarily reflects the impact of currency translations on assets and liabilities held in our international operations that are denominated in currencies other than functional currencies.

Interest expense, net

Interest expense totaled $2.8 million for the second quarter of 2013 compared to $2.6 million for the second quarter of 2012, primarily due to the impact of increased borrowings under our revolving credit facility following the Alliance acquisition described above.

Provision for income taxes

The provision for income taxes for the second quarter of 2013 was $8.0 million, reflecting an effective tax rate of 33.7%, compared to $7.3 million in the second quarter of 2012, reflecting an effective tax rate of 33.5%.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter		2013 vs 2012
(In thousands)	2013	2012	$	%

Revenues
Fluids systems and engineering	$233,964	$202,388	$31,576	16%
Mats and integrated services	25,412	30,071	(4,659)	(15%)
Environmental services	17,246	13,297	3,949	30%
Total revenues	$276,622	$245,756	$30,866	13%

Operating income (loss)
Fluids systems and engineering	$17,684	$13,480	$4,204
Mats and integrated services	10,341	13,075	(2,734)
Environmental services	5,321	3,514	1,807
Corporate office	(6,429)	(5,314)	(1,115)
Operating income	$26,917	$24,755	$2,162

Segment operating margin
Fluids systems and engineering	7.6%	6.7%
Mats and integrated services	40.7%	43.5%
Environmental services	30.9%	26.4%

Fluids Systems and Engineering

Revenues

Total revenues for this segment consisted of the following:

	Second Quarter		2013 vs 2012
(In thousands)	2013	2012	$	%

United States	$157,574	$142,486	$15,088	11%
Canada	3,786	7,231	(3,445)	(48%)
Total North America	161,360	149,717	11,643	8%
EMEA	39,042	25,304	13,738	54%
Latin America	22,492	18,153	4,339	24%
Asia Pacific	11,070	9,214	1,856	20%
Total	$233,964	$202,388	$31,576	16%

North American revenues increased 8% to $161.4 million in the second quarter of 2013, compared to $149.7 million in the second quarter of 2012. The increase is largely attributable to market share gains in South and West Texas, benefitting from our December 2012 acquisition of Alliance. The increase in the U.S. was partially offset by a $3.4 million decline in Canada, due in part to a 14% decline in rig count, as compared to the prior year.

Internationally, revenues were up 38% to $72.6 million in the second quarter of 2013, as compared to $52.7 million in second quarter 2012. This increase is primarily attributable to continued market expansion in our EMEA region, which benefitted from increasing customer activity in all of our key markets in the region. In addition, revenues in Brazil increased by $4.3 million, primarily due to increasing activity with Petrobras.

Operating Income

Operating income increased $4.2 million in the second quarter of 2013, as compared to the second quarter of 2012, primarily due to improvements in our North American operations. Profitability in the prior year second quarter was negatively impacted by the significant regional shift in U.S. customer drilling activity, moving from dry gas regions to oil and liquid-rich regions.  During this period of regional transition, operating expenses were elevated due to operating cost inefficiencies as we re-deployed personnel and assets among regions and modified our regional business unit infrastructures to meet the changing activity levels.  Following the period of transition, we have executed a series of cost reduction and other profit improvement initiatives, which have contributed to the operating income improvement in the second quarter of 2013. Of the $4.2 million increase in operating income, a $2.8 million improvement was attributable to the North American business, which includes a $1.0 million decline in our completion services and equipment rental business.

Our international operating income increased $1.4 million in the second quarter of 2013 compared to the second quarter of 2012. The second quarter 2013 results include a charge of approximately $1.8 million in Brazil, reflecting an adjustment to previously estimated margins on unbilled sales to Petrobras. The $1.4 million increase in operating income is primarily attributable to the $19.9 million increase in international revenues noted above, partially offset by the second quarter 2013 charge in Brazil.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	Second Quarter		2013 vs 2012
(In thousands)	2013	2012	$	%

Mat rental and services	$17,978	$15,766	$2,212	14%
Mat sales	7,434	14,305	(6,871)	(48%)
Total	$25,412	$30,071	$(4,659)	(15%)

Mat rental and services revenues increased $2.2 million as compared to the second quarter of 2012, primarily due to increasing demand for our composite mat products, particularly in the Northeast U.S. region. Mat sales decreased by $6.9 million from the prior year period as we allocated the majority of our composite mat production toward the expansion of our rental fleet, in preparation for the launch of our new spill containment system.

Operating Income

Segment operating income decreased by $2.7 million on the $4.7 million decrease in revenues, reflecting a decremental margin of 59%. The decrease in operating income is primarily attributable to the decrease in mat sales in the second quarter of 2013.

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

Environmental Services

Revenues

Total revenues for this segment consisted of the following:

	Second Quarter		2013 vs 2012
(In thousands)	2013	2012	$	%

E&P waste	$13,859	$10,749	$3,110	29%
NORM and industrial waste	3,387	2,548	839	33%
Total	$17,246	$13,297	$3,949	30%

Environmental services revenues increased 30% to $17.2 million in the second quarter of 2013, compared to the second quarter of 2012, primarily due to increases in offshore activity in the U.S. Gulf Coast.

Operating Income

Operating income for this segment increased by $1.8 million in the second quarter of 2013, compared to the second quarter of 2012, reflecting an incremental margin of 46%. The increase in operating income is primarily attributable to the $3.9 million increase in revenues, offset by higher operating expenses, including a $1.1 million increase in transportation costs resulting from the higher waste volume.

Corporate Office

Corporate office expenses increased $1.1 million to $6.4 million in the second quarter of 2013, compared to $5.3 million in the second quarter of 2012.  The increase is primarily attributable to increases in personnel and administrative costs related to company growth, including a $0.3 million increase in equity-based compensation expense.

First Half of 2013 Compared to First Half of 2012

Consolidated Results of Operations

Summarized results of operations for the first half of 2013 compared to the first half of 2012 are as follows:

	First Half		2013 vs 2012
(In thousands)	2013	2012	$	%

Revenues	$559,140	$508,092	$51,048	10%

Cost of revenues	455,650	416,436	39,214	9%

Selling, general and administrative expenses	48,844	41,257	7,587	18%
Other operating income, net	(640)	(491)	(149)	30%

Operating income	55,286	50,890	4,396	9%

Foreign currency exchange loss	107	231	(124)	(54%)
Interest expense, net	5,322	4,921	401	8%

Income from operations before income taxes	49,857	45,738	4,119	9%
Provision for income taxes	16,818	15,641	1,177	8%

Net income	$33,039	$30,097	$2,942	10%

Revenues

Revenues increased 10% to $559.1 million in the first half of 2013, compared to $508.1 million in the first half of 2012. This $51.0 million increase includes an $18.4 million increase in revenues in North America, largely driven by the December 2012 acquisition of Alliance as described above. Revenues from our international operations increased by $32.6 million (29%), including gains in all regions. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues increased 9% to $455.7 million in the first half of 2013, compared to $416.4 million in the first half of 2012. The increase is primarily driven by the increase in revenues. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $7.6 million to $48.8 million in the first half of 2013 from $41.3 million in the first half of 2012. The increase is primarily attributable to increases in personnel and administrative costs related to company growth as well as costs associated with strategic planning projects.

Foreign currency exchange

Foreign currency exchange was a $0.1 million loss in the first half of 2013, compared to a $0.2 million loss in the first half of 2012, and primarily reflects the impact of currency translations on assets and liabilities held in our international operations that are denominated in currencies other than functional currencies.

Interest expense, net

Interest expense totaled $5.3 million for the first half of 2013 compared to $4.9 million for the first half of 2012, primarily due to the impact of increased borrowings under our revolving credit facility following the Alliance acquisition described above.

Provision for income taxes

The provision for income taxes for the first half of 2013 was $16.8 million, reflecting an effective tax rate of 33.7%, compared to $15.6 million in the first half of 2012, reflecting an effective tax rate of 34.2%.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Half		2013 vs 2012
(In thousands)	2013	2013	$	%

Revenues
Fluids systems and engineering	$481,303	$420,884	$60,419	14%
Mats and integrated services	45,996	60,604	(14,608)	(24%)
Environmental services	31,841	26,604	5,237	20%
Total revenues	$559,140	$508,092	$51,048	10%

Operating (loss) income
Fluids systems and engineering	$40,306	$27,475	12,831
Mats and integrated services	18,821	27,414	(8,593)
Environmental services	8,829	7,089	1,740
Corporate office	(12,670)	(11,088)	(1,582)
Operating income	$55,286	$50,890	$4,396

Segment operating margin
Fluids systems and engineering	8.4%	6.5%
Mats and integrated services	40.9%	45.2%
Environmental services	27.7%	26.6%

Fluids Systems and Engineering

Revenues

Total revenues for this segment consisted of the following:

	First Half		2013 vs 2012
(In thousands)	2013	2012	$	%

United States	$316,718	$284,839	$31,879	11%
Canada	22,437	25,950	(3,513)	(14%)
Total North America	339,155	310,789	28,366	9%
EMEA	73,560	55,303	18,257	33%
Latin America	47,453	36,756	10,697	29%
Asia Pacific	21,135	18,036	3,099	17%
Total	$481,303	$420,884	$60,419	14%

North American revenues increased 9% to $339.2 million in the first half of 2013, compared to $310.8 million in the first half of 2012. The increase is largely attributable to market share gains in South and West Texas, benefitting from our December 2012 acquisition of Alliance.

Internationally, revenues were up 29% to $142.1 million in the first half of 2013, as compared to $110.1 million in first quarter of 2012. This increase is primarily attributable to continued market expansion in our EMEA region, along with increased activity with Petrobras in Brazil.

Operating Income

Operating income increased $12.8 million in the first half of 2013, as compared to the first half of 2012, primarily due to improvements in our North American operations. Profitability in the prior year was negatively impacted by several factors, including declines in our completion services and equipment rental business, along with the significant regional shift in U.S. customer drilling activity, moving from dry gas regions to oil and liquid-rich regions.  During this period of regional transition, operating expenses were elevated due to operating cost inefficiencies as we re-deployed personnel and assets among regions and modified our regional business unit infrastructures to meet the changing activity levels.  Following the period of transition, we have executed a series of cost reduction and other profit improvement initiatives, which have contributed to the operating income improvement in the first half of 2013. In addition, the first half 2013 operating income benefitted from the $60.4 million increase in revenues, including revenues from the Alliance acquisition described above.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	First Half		2013 vs 2012
(In thousands)	2013	2012	$	%

Mat rental and services	$32,756	$31,890	$866	3%
Mat sales	13,240	28,714	(15,474)	(54%	)
Total	$45,996	$60,604	$(14,608)	(24%	)

Mat rental and services revenues increased $0.9 million as compared to the first half of 2012, including a $0.8 million increase from our U.K. rental business. In addition, mat sales decreased by $15.5 million over the prior year period as we allocated the majority of our composite mat production toward the expansion of our rental fleet, in preparation for the launch of our new spill containment system.

Operating Income

Segment operating income decreased by $8.6 million on the $14.6 million decrease in revenues, reflecting a decremental margin of 59%. The decrease in operating income is primarily attributable to the decrease in mat sales in the first half of 2013.

Environmental Services

Revenues

Total revenues for this segment consisted of the following:

	First Half		2013 vs 2012
(In thousands)	2013	2012	$	%

E&P waste	$25,456	$21,752	$3,704	17%
NORM and industrial waste	6,385	4,852	1,533	32%
Total	$31,841	$26,604	$5,237	20%

Environmental services revenues increased 20% to $31.8 million in the first half of 2013, compared to $26.6 million in the first half of 2012, primarily due to increases in offshore activity in the U.S. Gulf Coast.

Operating Income

Operating income for this segment increased by $1.7 million in the first half of 2013, compared to the first half of 2012, reflecting an incremental margin of 33%. The increase in operating income is primarily attributable to the $5.2 million increase in revenues, offset by higher operating expenses, including a $1.4 million increase in transportation costs resulting from the higher waste volume.

Corporate Office

Corporate office expenses increased $1.6 million to $12.7 million in the first half of 2013, compared to $11.1 million in the first half of 2012.  The increase is primarily attributable to increases in personnel and administrative costs related to company growth.

Liquidity and Capital Resources

Net cash provided by operating activities during the first half of 2013 totaled $43.9 million. Net income adjusted for non-cash items provided $58.8 million of cash during the period, while changes in operating assets and liabilities used $14.9 million of cash.

Net cash used in investing activities during the first half of 2013 was $36.8 million, primarily consisting of expenditures associated with the construction of a new technology center in our fluids systems and engineering segment and expansion of our mat rental fleet in our mats and integrated services segment.

We anticipate that our working capital requirements for our operations will decline in the near term due to continued efforts to reduce accounts receivable and inventory from the levels at June 30, 2013. We expect total 2013 capital expenditures to range between $55 million to $65 million. As of June 30, 2013, substantially all of our $58.0 million of cash on-hand resides within our foreign subsidiaries which we intend to leave permanently reinvested abroad. We expect our subsidiary cash on-hand, along with cash generated by operations and availability under our existing credit agreement to be adequate to fund our anticipated capital needs during the next 12 months.

Our capitalization is as follows:

(In thousands)	June 30, 2013	December 31, 2012

Senior Notes	$172,500	$172,500
Revolving credit facility	78,000	84,000
Other	9,633	2,931
Total	260,133	259,431

Stockholder's equity	546,933	513,578

Total capitalization	$807,066	$773,009

Total debt to capitalization	32.2%	33.6%

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

Our revolving credit facility (the "Credit Agreement") provides for a $125 million revolving loan facility available for borrowings and letters of credit and expires in November 2016. The Credit Agreement can be increased by $75.0 million for a maximum $200.0 million of capacity. Under the terms of the Credit Agreement, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 300 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 200 basis points. The applicable margin on LIBOR borrowings on June 30, 2013 was 225 basis points. In addition, we are required to pay a commitment fee on the unused portion of the Credit Agreement of 37.5 basis points. The Credit Agreement contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of June 30, 2013.

 At June 30, 2013, $78.0 million was outstanding under the Credit Agreement, and $14.2 million in letters of credit were issued and outstanding under the Credit Agreement, leaving $32.8 million of availability at June 30, 2013. Additionally, our foreign operations had $9.6 million outstanding under lines of credit.

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

Interest Rate Risk

At June 30, 2013, we had total debt outstanding of $260.1 million, including $172.5 million of Senior Notes, bearing interest at a fixed rate of 4.0%. Variable rate debt totaled $87.6 million which included $78.0 million outstanding under our revolving credit facility and $9.6 million of borrowings under foreign bank lines of credit. At the June 30, 2013 balance, a 200 basis point increase in market interest rates during 2013 would cause our annual interest expense to increase approximately $1.1 million resulting in a $0.01 per diluted share reduction in annual net earnings.

Foreign Currency

Our principal foreign operations are conducted in certain areas of EMEA, Latin America, Asia Pacific, Canada and U.K.. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate which include European Euros, Australian dollars, Canadian dollars and Brazilian Reais. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments.

ITEM 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2013, the end of the period covered by this quarterly report.

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 1.    Legal Proceedings

The information set forth in the legal proceedings section of “Note 8, Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

ITEM 1A. Risk Factors

There have been no material changes during the period ended June 30, 2013 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
April 1 - 30, 2013	-		$-	-	$50.0 million
May 1 - 31, 2013	-		-	-	$50.0 million
June 1 - 30, 2013	175,537		11.45	-	$50.0 million
Total	175,537		$11.45	-

(1)	During the three months ended June 30, 2013, we purchased an aggregate of 175,537 shares surrendered in lieu of taxes under vesting of restricted stock awards and restricted stock units.

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

ITEM 5.    Other Information

None

ITEM 6.    Exhibits

4.1

Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

4.2

Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

4.3

Form of Restricted Stock Agreement under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

4.4

Form of Restricted Stock Unit Agreement under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan (Time-Based), incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 on June 6, 2013 (SEC File No. 333-189127).

4.5

Form of Restricted Stock Unit Agreement under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan (Performance Based), incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

4.6

Form of Non-Qualified Stock Option for participants outside the United States under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan (Time Based), incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

*10.1	Third Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Director’s Restricted Stock Plan.

*31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Gregg S. Piontek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Gregg S. Piontek pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*95.1	Reporting requirements under the Mine Safety and Health Administration.

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

Date: July 26, 2013
NEWPARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek, Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1

Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

4.2

Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

4.3

Form of Restricted Stock Agreement under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

4.4

Form of Restricted Stock Unit Agreement under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan (Time-Based), incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 on June 6, 2013 (SEC File No. 333-189127).

4.5

Form of Restricted Stock Unit Agreement under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan (Performance Based), incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

4.6

Form of Non-Qualified Stock Option for participants outside the United States under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan (Time Based), incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

*10.1	Third Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Director’s Restricted Stock Plan.

*31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Gregg S. Piontek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Gregg S. Piontek pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*95.1	Reporting requirements under the Mine Safety and Health Administration.

*101.INS  XBRL Instance Document

*101.SCH  XBRL Schema Document

*101.CAL  XBRL Calculation Linkbase Document

*101.LAB  XBRL Label Linkbase Document

*101.PRE  XBRL Presentation Linkbase Document

*101.DEF  XBRL Definition Linkbase Document

*  Filed herewith.