Form 10-Q
period 2013-09-30
NEWPARK RESOURCES INC
filed 2013-10-25
CIK 71829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Yes                    No           √

As of October 17, 2013, a total of 87,370,515 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2013

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

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	September 30, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	$69,409	$46,846
Receivables, net	316,276	323,439
Inventories	203,926	209,734
Deferred tax asset	9,972	11,596
Prepaid expenses and other current assets	11,889	12,441
Total current assets	611,472	604,056

Property, plant and equipment, net	279,298	253,990
Goodwill	89,360	87,388
Other intangible assets, net	30,771	41,018
Other assets	6,985	8,089
Total assets	$1,017,886	$994,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$12,242	$2,599
Accounts payable	99,863	114,377
Accrued liabilities	50,603	42,620
Total current liabilities	162,708	159,596

Long-term debt, less current portion	219,795	256,832
Deferred tax liability	44,115	46,348
Other noncurrent liabilities	20,805	18,187
Total liabilities	447,423	480,963

Commitments and contingencies (Note 8)

Common stock, $0.01 par value, 200,000,000 shares authorized and 97,777,995 and 95,733,677 shares issued, respectively	978	957
Paid-in capital	501,319	484,962
Accumulated other comprehensive loss	(8,247)	(734)
Retained earnings	146,814	95,015
Treasury stock, at cost; 10,413,402 and 10,115,951 shares, respectively	(70,401)	(66,622)
Total stockholders’ equity	570,463	513,578
Total liabilities and stockholders' equity	$1,017,886	$994,541

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012

Revenues	$285,708	$259,599	$844,848	$767,691

Cost of revenues	230,206	210,276	685,856	626,712
Selling, general and administrative expenses	25,433	20,878	74,277	62,135
Other operating income, net	(232)	(311)	(872)	(802)

Operating income	30,301	28,756	85,587	79,646

Foreign currency exchange loss	975	185	1,082	416
Interest expense, net	2,728	2,416	8,050	7,337

Income from operations before income taxes	26,598	26,155	76,455	71,893
Provision for income taxes	7,838	7,413	24,656	23,054

Net income	$18,760	$18,742	$51,799	$48,839

Income per common share -basic:	$0.22	$0.22	$0.61	$0.55
Income per common share -diluted:	$0.20	$0.20	$0.54	$0.50

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012

Net income	$18,760	$18,742	$51,799	$48,839

Foreign currency translation adjustments	2,806	91	(7,513)	(3,831)

Comprehensive income	$21,566	$18,833	$44,286	$45,008

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$51,799	$48,839
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	33,138	24,406
Stock-based compensation expense	6,954	5,027
Provision for deferred income taxes	(311)	(4,654)
Net provision for doubtful accounts	221	1,282
(Gain) loss on sale of assets	(437)	512
Excess tax benefit from stock-based compensation	(2,020)	-
Change in assets and liabilities:
Decrease in receivables	1,210	11,964
Decrease (increase) in inventories	2,964	(6,446)
Decrease (increase) in other assets	828	(98)
(Decrease) increase in accounts payable	(11,832)	2,905
Increase (decrease) in accrued liabilities and other	13,175	(3,085)
Net cash provided by operating activities	95,689	80,652

Cash flows from investing activities:
Capital expenditures	(52,550)	(34,858)
Proceeds from sale of property, plant and equipment	1,248	823
Net cash used in investing activities	(51,302)	(34,035)

Cash flows from financing activities:
Borrowings on lines of credit	215,994	222,868
Payments on lines of credit	(243,141)	(213,221)
Proceeds from employee stock plans	8,102	1,007
Post-closing payment for business acquisition	-	(11,892)
Purchase of treasury stock	(4,227)	(35,698)
Excess tax benefit from stock-based compensation	2,020	-
Other financing activities	(25)	(48)
Net cash used in financing activities	(21,277)	(36,984)

Effect of exchange rate changes on cash	(547)	577

Net increase in cash and cash equivalents	22,563	10,210
Cash and cash equivalents at beginning of year	46,846	25,247

Cash and cash equivalents at end of period	$69,409	$35,457

Cash paid for:
Income taxes (net of refunds)	$21,637	$17,370
Interest	$5,047	$4,665

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Our fiscal year end is December 31, our third quarter represents the three month period ended September 30 and our first nine months represents the nine month period ended September 30. The results of operations for the third quarter and first nine months of 2013 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2013, the results of our operations for the third quarter and first nine months of 2013 and 2012, and our cash flows for the first nine months of 2013 and 2012. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2012 is derived from the audited consolidated financial statements at that date.

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

New Accounting Standards

In February 2013, the Financial Accounting Standards Board issued additional guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income which was effective for us beginning in the first quarter of 2013. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. During the third quarter and first nine months of 2013, we had no reclassifications out of accumulated other comprehensive income, the only changes relate to foreign currency translation adjustments.

Note 2 – Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share:

	Third Quarter		First Nine Months
(In thousands, except per share data)	2013	2012	2013	2012

Basic EPS:
Net income	$18,760	$18,742	$51,799	$48,839

Weighted average number of common shares outstanding	85,775	86,423	84,902	88,491

Basic income per common share	$0.22	$0.22	$0.61	$0.55

Diluted EPS:
Net income	$18,760	$18,742	$51,799	$48,839
Assumed conversions of Senior Notes	1,374	1,396	3,921	3,944
Adjusted net income	$20,134	$20,138	$55,720	$52,783

Weighted average number of common shares outstanding-basic	85,775	86,423	84,902	88,491
Add: Dilutive effect of stock options and restricted stock awards	1,503	695	1,718	756
Dilutive effect of Senior Notes	15,682	15,682	15,682	15,682

Diluted weighted average number of common shares outstanding	102,960	102,800	102,302	104,929

Diluted income per common share	$0.20	$0.20	$0.54	$0.50

Stock options and restricted stock excluded from calculation of diluted earnings per share because anti-dilutive for the period	591	3,377	565	2,503

Weighted average dilutive stock options and restricted stock outstanding totaled approximately 4.9 million and 3.1 million shares for the third quarter of 2013 and 2012, respectively, and 5.2 million and 3.0 million for the first nine months of 2013 and 2012, respectively. The resulting net effect of stock options and restricted stock were used in calculating diluted earnings per share for the period.

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

Note 4 – Treasury Stock

In April 2013, our Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. These purchases are funded with a combination of cash generated from operations and borrowings under the Company’s revolving credit facility, and the repurchase program has no specific term. The Company may repurchase shares in the open market or as otherwise determined by management, subject to market conditions, business opportunities and other factors. As part of the share repurchase program, the Company’s management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2013, 189,536 shares were repurchased for an average price of approximately $11.69 per share, including commissions. All of the shares repurchased are held as treasury stock. We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

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

(In thousands)

Receivables, net	$22,822
Inventories	5,779
Property, plant and equipment, net	4,932
Goodwill	13,775
Customer relationships	17,370
Tradename	2,020
Employment contracts	1,625
Deferred tax asset	203
Total assets acquired	$68,526

Accounts payable	$7,002
Accrued liabilities	4,149
Other noncurrent liabilities	4,300
Total liabilities assumed	$15,451

Total cash conveyed at closing	$53,075

The other non-current liabilities balance above includes $4.3 million of post-closing payments due to the seller, reflecting the expected contingent consideration described above.

Note 6 – Receivables and Inventories

Receivables - Receivables consist of the following:

(In thousands)	September 30, 2013	December 31, 2012

Gross trade receivables	$298,009	$307,276
Allowance for doubtful accounts	(4,101)	(4,078)
Net trade receivables	293,908	303,198

Other receivables	22,368	20,241

Total receivables, net	$316,276	$323,439

Inventories - Our inventories include $202.6 million and $208.6 million for our drilling fluids systems at September 30, 2013 and December 31, 2012, respectively. The remaining balance consists primarily of composite mat finished goods.

Note 7 – Financing Arrangements and Fair Value of Financial Instruments

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $125.0 million revolving credit facility which can be increased by $75.0 million for a maximum $200.0 million of capacity. At September 30, 2013, $47.0 million was outstanding under the revolving credit facility. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes prior to their maturity date.

Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at September 30, 2013 and December 31, 2012. The estimated fair value of our Senior Notes is $234.6 million at September 30, 2013 and $176.0 million at December 31, 2012, based on quoted market prices at these respective dates.

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

Note 9 – Segment Data

Summarized operating results for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter		First Nine Months
(In thousands)	2013	2012	2013	2012

Revenues
Fluids Systems & Engineering	$233,020	$211,457	$714,323	$632,341
Mats & Integrated Services	35,112	35,067	81,108	95,671
Environmental Services	17,576	13,075	49,417	39,679
Total Revenues	$285,708	$259,599	$844,848	$767,691

Operating Income (loss)
Fluids Systems & Engineering	$17,140	$14,798	$57,446	$42,273
Mats & Integrated Services	15,345	15,992	34,166	43,406
Environmental Services	4,656	3,089	13,485	10,178
Corporate Office	(6,840)	(5,123)	(19,510)	(16,211)
Operating Income	$30,301	$28,756	$85,587	$79,646

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2012. Our third quarter represents the three month period ended September 30, 2013, and our first nine months represents the nine month period ended September 30, 2013. Unless otherwise stated, all currency amounts are stated in U.S. dollars.

Overview

We are a diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration and production (“E&P”) industry. We operate our business through three reportable segments: Fluids Systems and Engineering, Mats and Integrated Services, and Environmental Services.

Our Fluids Systems and Engineering segment, which generated 85% of consolidated revenues in the first nine months of 2013, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.

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

In the second quarter of 2013, we announced three international contract awards, including two in the deepwater market.  In Brazil, we were awarded a two-year contract from a subsidiary of Total S.A., to provide drilling fluids and related services for a series of wells planned in the Campos Basin.  In our EMEA region, we were awarded a contract by another customer to provide drilling fluids and related services for a series of wells to be drilled in the Black Sea.  In addition, we were awarded a five year contract by the Kuwait Oil company to provide drilling fluids and related services for land operations. Work under all three contracts is expected to begin in early 2014.

We are continuing the roll-out of Evolution®, our high performance water-based drilling fluid system launched in 2010, which we believe provides superior performance and environmental benefits to our customers, as compared to traditional fluids systems used in the industry. After completing the roll-out of the system into most major North American drilling basins in 2011 and 2012, we are seeking to further penetrate markets in North America, while expanding into key international markets. The system was first used in our EMEA region during the fourth quarter of 2012 and in the Asia Pacific region during the third quarter of 2013. Revenues from wells using the Evolution system were approximately $86 million in the first nine months of 2013, compared to $79 million in the first nine months of 2012.

During 2013, we continued to experience declines in our completion services and equipment rental business, a unit within our Fluids Systems and Engineering Segment. Through the first nine months of 2013, this business unit generated $13.4 million of revenues and a $1.7 million operating loss. As a result of these continued declines, we have decided to exit this business.

Our Mats and Integrated Services segment, which generated 10% of consolidated revenues through the third quarter 2013, provides composite mat rentals, well site construction and related site services to oil and gas customers and mat rentals to the petrochemicals industry in the U.S. and the utility industry in the U.K. We also sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry.

During the later part of 2012, we began development of a spill containment system using our manufactured composite mat products, which provides our customers with a sealed work surface and enhanced environmental protection on the well site. Field testing of this system began in the fourth quarter of 2012 and we continue to make system refinements based upon the results of field testing. In order to meet ongoing demand from our rental business including anticipated demand from the forthcoming launch of the new spill containment system, we allocated the majority of our composite mat production in the first nine months of 2013 toward the expansion of our rental fleet, leaving fewer mats available for sale to customers. Mat sales through the first nine months of 2013 were $29.5 million, a 40% decline from the first nine months of 2012.

In October 2013, we announced plans to expand our mat manufacturing facility, located in Carencro, Louisiana. The $40 million expansion project is expected to be completed in early 2015. Upon completion, the project will significantly increase our production capacity and support expansion into new markets, both domestically and internationally. The new facility will also include a research and development center, intended to drive continued new product development efforts.

In May 2013, our Board of Directors approved commencement of a process to sell our Environmental Services business. While sales efforts are ongoing, there can be no assurances given that a sale will ultimately be completed.

Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the third quarter and first nine months of 2013, as compared to the third and first nine months of 2012 is as follows:

	Third Quarter		2013 vs 2012
	2013	2012	Count	%

U.S. Rig Count	1,770	1,906	(136)	(7%)
Canadian Rig Count	350	325	25	(8%)
North America	2,120	2,231	(111)	(5%)

	First Nine Months		2013 vs 2012
	2013	2012	Count	%

U.S. Rig Count	1,763	1,955	(192)	(10%)
Canadian Rig Count	344	362	(18)	(5%)
North America	2,107	2,317	(210)	(9%)

Source: Baker Hughes Incorporated

Third Quarter of 2013 Compared to Third Quarter of 2012

Consolidated Results of Operations

Summarized results of operations for the third quarter of 2013 compared to the third quarter of 2012 are as follows:

	Third Quarter		2013 vs 2012
(In thousands)	2013	2012	$	%

Revenues	$285,708	$259,599	$26,109	10%

Cost of revenues	230,206	210,276	19,930	9%
Selling, general and administrative expenses	25,433	20,878	4,555	22%
Other operating income, net	(232)	(311)	79	(25%)

Operating income	30,301	28,756	1,545	5%

Foreign currency exchange loss	975	185	790	427%
Interest expense, net	2,728	2,416	312	13%

Income from operations before income taxes	26,598	26,155	443	2%
Provision for income taxes	7,838	7,413	425	6%

Net income	$18,760	$18,742	$18	0%

Revenues

Revenues increased 10% to $285.7 million in the third quarter of 2013, compared to $259.6 million in the third quarter of 2012. This $26.1 million increase includes an $18.5 million (9%) increase in revenues in North America, largely driven by the December 2012 acquisition of Alliance as described above. Revenues from our international operations increased by $7.6 million (12%), including gains in EMEA and Brazil, partially offset by a decline in Asia Pacific. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues increased 9% to $230.2 million in the third quarter of 2013, compared to $210.3 million in the third quarter of 2012. The increase is primarily driven by the increase in revenues. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4.6 million to $25.4 million in the third quarter of 2013 from $20.9 million in the third quarter of 2012. The increase is primarily attributable to increases in personnel and administrative costs related to company growth as well as costs associated with strategic planning projects.

Foreign currency exchange

Foreign currency exchange was a $1.0 million loss in the third quarter of 2013, compared to a $0.2 million loss in the third quarter of 2012, and primarily reflects the impact of currency translations on assets and liabilities held in our international operations that are denominated in currencies other than functional currencies.

Interest expense, net

Interest expense totaled $2.7 million for the third quarter of 2013 compared to $2.4 million for the third quarter of 2012. The $0.3 million increase primarily reflects the impact of increased borrowings under our revolving credit facility following the Alliance acquisition described above.

Provision for income taxes

The provision for income taxes for the third quarter of 2013 was $7.8 million, reflecting an effective tax rate of 29.5%, compared to $7.4 million in the third quarter of 2012, reflecting an effective tax rate of 28.3%. The provision for income taxes in the third quarter of 2013 and 2012, included a tax benefit of $1.2 million and $1.0 million, respectively, associated with increased deductions and other benefits identified with the completion of U.S. tax filings. The full year 2013 tax rate is anticipated to be approximately 33%.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter		2013 vs 2012
(In thousands)	2013	2012	$	%

Revenues
Fluids systems and engineering	$233,020	$211,457	$21,563	10%
Mats and integrated services	35,112	35,067	45	0%
Environmental services	17,576	13,075	4,501	34%
Total revenues	$285,708	$259,599	$26,109	10%

Operating income (loss)
Fluids systems and engineering	$17,140	$14,798	$2,342
Mats and integrated services	15,345	15,992	(647)
Environmental services	4,656	3,089	1,567
Corporate office	(6,840)	(5,123)	(1,717)
Operating income	$30,301	$28,756	$1,545

Segment operating margin
Fluids systems and engineering	7.4%	7.0%
Mats and integrated services	43.7%	45.6%
Environmental services	26.5%	23.6%

Fluids Systems and Engineering

Revenues

Total revenues for this segment consisted of the following:

	Third Quarter		2013 vs 2012
(In thousands)	2013	2012	$	%

United States	$153,560	$140,441	$13,119	9%
Canada	10,683	10,218	465	5%
Total North America	164,243	150,659	13,584	9%
EMEA	34,634	27,652	6,982	25%
Latin America	26,919	21,850	5,069	23%
Asia Pacific	7,224	11,296	(4,072)	(36%)
Total	$233,020	$211,457	$21,563	10%

North American revenues increased 9% to $164.2 million in the third quarter of 2013, compared to $150.7 million in the third quarter of 2012. While the North American rig count declined 5% over this period, the increase is largely attributable to market share gains in South and West Texas, benefitting from our December 2012 acquisition of Alliance.

Internationally, revenues were up 13% to $68.8 million in the third quarter of 2013, as compared to $60.8 million in third quarter 2012. This increase is primarily attributable to increased activity in Eastern Europe, as well as a $5.1 million increase in Brazil, primarily due to increasing activity with Petrobras. Revenues in Asia Pacific declined $4.1 million from the prior year, as the third quarter of 2013 was negatively impacted by a temporary shutdown by our largest customer in the region.

Operating Income

Operating income increased $2.3 million in the third quarter of 2013, as compared to the third quarter of 2012, primarily due to improvements in our North American operations. Profitability in the prior year quarter was negatively impacted by the significant regional shift in U.S. customer drilling activity, moving from dry gas regions to oil and liquid-rich regions.  During this period of regional transition, operating expenses were elevated due to operating cost inefficiencies as we re-deployed personnel and assets among regions and modified our regional business unit infrastructures to meet the changing activity levels.  Following the period of transition, we executed a series of cost reduction and other profit improvement initiatives, which have contributed to the operating income improvement in the third quarter of 2013. The improvements were partially offset by a $1.9 million increase in depreciation and amortization expense, following the acquisition of Alliance.

Our international operating income decreased $0.4 million in the third quarter of 2013 compared to the third quarter of 2012, primarily driven by decreases in our Asia Pacific region.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	Third Quarter		2013 vs 2012
(In thousands)	2013	2012	$	%

Mat rental and services	$18,858	$14,543	$4,315	30%
Mat sales	16,254	20,524	(4,270)	(21%)
Total	$35,112	$35,067	$45	0%

Mat rental and services revenues increased $4.3 million compared to the third quarter of 2012, primarily due to increasing demand for our composite mat products, particularly in the Northeast U.S. region. Mat sales decreased by $4.3 million from the prior year period as quarterly revenues from mat sales typically fluctuate based on timing of mat orders from customers, as well as management's allocation of plant capacity. The third quarter of 2012 also benefitted from a large sale for an infrastructure project in the utility industry.

Operating Income

Segment operating income decreased by $0.7 million, as compared to the third quarter of 2012. The decrease in operating income is primarily attributable to a lower margin on mat sales in the third quarter of 2013, as compared to the third quarter of 2012.

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

Environmental Services

Revenues

Total revenues for this segment consisted of the following:

	Third Quarter		2013 vs 2012
(In thousands)	2013	2012	$	%

E&P waste	$14,430	$10,674	$3,756	35%
NORM and industrial waste	3,146	2,401	745	31%
Total	$17,576	$13,075	$4,501	34%

Environmental services revenues increased 34% to $17.6 million in the third quarter of 2013, compared to the third quarter of 2012, primarily due to increases in offshore activity in the U.S. Gulf Coast.

Operating Income

Operating income for this segment increased by $1.6 million in the third quarter of 2013, compared to the third quarter of 2012, reflecting an incremental margin of 36%. The increase in operating income is primarily attributable to the $4.5 million increase in revenues, offset by higher operating expenses, including a $1.8 million increase in transportation costs resulting from the higher waste volume and $0.5 million increase in personnel expense.

Corporate Office

Corporate office expenses increased $1.7 million to $6.8 million in the third quarter of 2013, compared to $5.1 million in the third quarter of 2012.  The increase is primarily attributable to increases in personnel and administrative costs related to company growth, including a $1.0 million increase in personnel expense.

First Nine Months of 2013 Compared to First Nine Months of 2012

Consolidated Results of Operations

Summarized results of operations for the first nine months of 2013 compared to the first nine months of 2012 are as follows:

	First Nine Months		2013 vs 2012
(In thousands)	2013	2012	$	%

Revenues	$844,848	$767,691	$77,157	10%

Cost of revenues	685,856	626,712	59,144	9%

Selling, general and administrative expenses	74,277	62,135	12,142	20%
Other operating income, net	(872)	(802)	(70)	9%

Operating income	85,587	79,646	5,941	7%

Foreign currency exchange loss	1,082	416	666	160%
Interest expense, net	8,050	7,337	713	10%

Income from operations before income taxes	76,455	71,893	4,562	6%
Provision for income taxes	24,656	23,054	1,602	7%

Net income	$51,799	$48,839	$2,960	6%

Revenues

Revenues increased 10% to $844.8 million in the first nine months of 2013, compared to $767.7 million in the first nine months of 2012. This $77.2 million increase includes a $36.9 million increase in revenues in North America, largely driven by the December 2012 acquisition of Alliance as described above. Revenues from our international operations increased by $40.2 million (23%), including gains in EMEA and Brazil. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues increased 9% to $685.9 million in the first nine months of 2013, compared to $626.7 million in the first nine months of 2012. The increase is primarily driven by the increase in revenues. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $12.1 million to $74.3 million in the first nine months of 2013 from $62.1 million in the first nine months of 2012. The increase is primarily attributable to increases in personnel and administrative costs related to company growth as well as costs associated with strategic planning projects.

Foreign currency exchange

Foreign currency exchange was a $1.1 million loss in the first nine months of 2013, compared to a $0.4 million loss in the first nine months of 2012, and primarily reflects the impact of currency translations on assets and liabilities held in our international operations that are denominated in currencies other than functional currencies.

Interest expense, net

Interest expense totaled $8.1 million for the first nine months of 2013 compared to $7.3 million for the first nine months of 2012. The $0.7 million increase is primarily due to the impact of increased borrowings under our revolving credit facility following the Alliance acquisition described above.

Provision for income taxes

The provision for income taxes for the first nine months of 2013 was $24.7 million, reflecting an effective tax rate of 32.2%, compared to $23.1 million in the first nine months of 2012, reflecting an effective tax rate of 32.1%.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Nine Months		2013 vs 2012
(In thousands)	2013	2012	$	%

Revenues
Fluids systems and engineering	$714,323	$632,341	$81,982	13%
Mats and integrated services	81,108	95,671	(14,563)	(15%)
Environmental services	49,417	39,679	9,738	25%
Total revenues	$844,848	$767,691	$77,157	10%

Operating (loss) income
Fluids systems and engineering	$57,446	$42,273	15,173
Mats and integrated services	34,166	43,406	(9,240)
Environmental services	13,485	10,178	3,307
Corporate office	(19,510)	(16,211)	(3,299)
Operating income	$85,587	$79,646	$5,941

Segment operating margin
Fluids systems and engineering	8.0%	6.7%
Mats and integrated services	42.1%	45.4%
Environmental services	27.3%	25.7%

Fluids Systems and Engineering

Revenues

Total revenues for this segment consisted of the following:

	First Nine Months		2013 vs 2012
(In thousands)	2013	2012	$	%

United States	$470,278	$425,280	$44,998	11%
Canada	33,120	36,168	(3,048)	(8%)
Total North America	503,398	461,448	41,950	9%
EMEA	108,194	82,955	25,239	30%
Latin America	74,372	58,606	15,766	27%
Asia Pacific	28,359	29,332	(973)	(3%)
Total	$714,323	$632,341	$81,982	13%

North American revenues increased 9% to $503.4 million in the first nine months of 2013, compared to $461.4 million in the first nine months of 2012. While the North American rig count declined 9% over this period, the increase is largely attributable to market share gains in West Texas, benefitting from our December 2012 acquisition of Alliance.

Internationally, revenues were up 23% to $210.9 million in the first nine months of 2013, as compared to $170.9 million in first nine months of 2012. This increase is primarily attributable to continued market expansion in our EMEA region, along with increased activity with Petrobras in Brazil.

Operating Income

Operating income increased $15.2 million in the first nine months of 2013, as compared to the first nine months of 2012, primarily due to improvements in our North American operations. Profitability in the prior year was negatively impacted by several factors, including declines in our completion services and equipment rental business, along with the significant regional shift in U.S. customer drilling activity, moving from dry gas regions to oil and liquid-rich regions.  During this period of regional transition, operating expenses were elevated due to operating cost inefficiencies as we re-deployed personnel and assets among regions and modified our regional business unit infrastructures to meet the changing activity levels.  Following the period of transition, we have executed a series of cost reduction and other profit improvement initiatives, which have contributed to the operating income improvement in the first nine months of 2013. In addition, the first nine months of 2013 operating income benefitted from the $82.0 million increase in revenues, including revenues from the Alliance acquisition described above.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	First Nine Months		2013 vs 2012
(In thousands)	2013	2012	$	%

Mat rental and services	$51,614	$46,433	$5,181	11%
Mat sales	29,494	49,238	(19,744)	(40%)
Total	$81,108	$95,671	$(14,563)	(15%)

Mat rental and services revenues increased $5.2 million as compared to the first nine months of 2012, primarily due to increasing demand for our composite mat products, particularly in the Northeast U.S. region. Revenues from mat sales declined by $19.7 million from the prior year period as we allocated the majority of our composite mat production toward the expansion of our rental fleet and the launch of our new spill containment system, as described above.

Operating Income

Segment operating income decreased by $9.2 million on the $14.6 million decrease in revenues. The decrease in operating income is primarily attributable to the decrease in mat sales in the first nine months of 2013, partially offset by higher income from rental activities.

Environmental Services

Revenues

Total revenues for this segment consisted of the following:

	First Nine Months		2013 vs 2012
(In thousands)	2013	2012	$	%

E&P waste	$39,886	$32,426	$7,460	23%
NORM and industrial waste	9,531	7,253	2,278	31%
Total	$49,417	$39,679	$9,738	25%

Environmental services revenues increased 25% to $49.4 million in the first nine months of 2013, compared to $39.7 million in the first nine months of 2012, primarily due to increases in offshore activity in the U.S. Gulf Coast.

Operating Income

Operating income for this segment increased $3.3 million in the first nine months of 2013, compared to the first nine months of 2012, reflecting an incremental margin of 34%. The increase in operating income is primarily attributable to the $9.7 million increase in revenues, offset by higher operating expenses, including a $3.2 million increase in transportation costs resulting from the higher waste volume and a $1.3 million increase in personnel expenses.

Corporate Office

Corporate office expenses increased $3.3 million to $19.5 million in the first nine months of 2013, compared to $16.2 million in the first nine months of 2012.  The increase is primarily attributable to increases in personnel and administrative costs related to company growth.

Liquidity and Capital Resources

Net cash provided by operating activities during the first nine months of 2013 totaled $95.7 million. Net income adjusted for non-cash items provided $89.3 million of cash during the period, while changes in operating assets and liabilities provided $6.3 million of cash.

Net cash used in investing activities during the first nine months of 2013 was $51.3 million, primarily consisting of expenditures associated with the construction of a new technology center in our fluids systems and engineering segment and expansion of our mat rental fleet in our mats and integrated services segment.

We anticipate that our working capital requirements for our operations will decline in the near term due to continued efforts to reduce accounts receivable and inventory from the levels at September 30, 2013. We expect total 2013 capital expenditures to range between $65 million to $75 million. As of September 30, 2013, our $69.4 million of cash on-hand resides primarily within our foreign subsidiaries which we intend to leave permanently reinvested abroad. We expect our subsidiary cash on-hand, along with cash generated by operations and availability under our existing credit agreement to be adequate to fund our anticipated capital needs during the next 12 months.

Our capitalization is as follows:

(In thousands)	September 30, 2013	December 31, 2012

Senior Notes	$172,500	$172,500
Revolving credit facility	47,000	84,000
Other	12,537	2,931
Total	232,037	259,431

Stockholder's equity	570,463	513,578

Total capitalization	$802,500	$773,009

Total debt to capitalization	28.9%	33.6%

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

Our revolving credit facility (the "Credit Agreement") provides for a $125.0 million revolving loan facility available for borrowings and letters of credit and expires in November 2016. The Credit Agreement can be increased by $75.0 million for a maximum $200.0 million of capacity. Under the terms of the Credit Agreement, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 300 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 200 basis points. The applicable margin on LIBOR borrowings on September 30, 2013 was 225 basis points. In addition, we are required to pay a commitment fee on the unused portion of the Credit Agreement of 37.5 basis points. The Credit Agreement contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of September 30, 2013.

At September 30, 2013, $47.0 million was outstanding under the Credit Agreement, and $23.0 million in letters of credit were issued and outstanding under the Credit Agreement, leaving $55.0 million of availability at September 30, 2013. Additionally, our foreign operations had $12.5 million outstanding under lines of credit and other borrowings, as well as $0.4 million outstanding in letters of credit.

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

Interest Rate Risk

At September 30, 2013, we had total debt outstanding of $232.0 million, including $172.5 million of Senior Notes, bearing interest at a fixed rate of 4.0%. Variable rate debt totaled $59.5 million which included $47.0 million outstanding under our revolving credit facility and $12.5 million in our foreign operations under lines of credit and other borrowings. At the September 30, 2013 balance, a 200 basis point increase in market interest rates during 2013 would cause our annual interest expense to increase approximately $0.8 million resulting in a $0.01 per diluted share reduction in annual net earnings.

Foreign Currency

Our principal foreign operations are conducted in certain areas of EMEA, Latin America, Asia Pacific, Canada and UK. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate which include European Euros, Australian dollars, Canadian dollars and Brazilian Reais. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2013, the end of the period covered by this quarterly report.

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information set forth in the legal proceedings section of “Note 8, Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

ITEM 1A.	Risk Factors

There have been no material changes during the period ended September 30, 2013 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended September 30, 2013:

Period			Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
July 1	-	31, 2013	-	$-	-	$50.0 million
August 1	-	31, 2013	-	-	-	$50.0 million
September 1	-	30, 2013	189,536	11.69	189,536	$47.8 million
Total			189,536	$11.69	189,536

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

The information concerning mine safety violations and other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

*10.1	Amendment No. 1 Newpark Resources, Inc. 2008 Employee Stock Purchase Plan.

*31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Gregg S. Piontek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Gregg S. Piontek pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*95.1	Reporting requirements under the Mine Safety and Health Administration.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*  Filed herewith.

NEWPARK RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 25, 2013

NEWPARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek, Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

*10.1	Amendment No. 1 Newpark Resources, Inc. 2008 Employee Stock Purchase Plan.

*31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Gregg S. Piontek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Gregg S. Piontek pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*95.1	Reporting requirements under the Mine Safety and Health Administration.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*  Filed herewith.