Form 10-K
period 2013-12-31
NEWPARK RESOURCES INC
filed 2014-02-28
CIK 71829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes      No  √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      No  √

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

Yes      No √_

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 28, 2013, was $936.8 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.

As of February 13, 2014, a total of 86,358,856 shares of Common Stock, $0.01 par value per share, were outstanding.

Documents Incorporated by Reference

Pursuant to General Instruction G(3) to this Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders.

NEWPARK RESOURCES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

General

Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. We are a diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services. Our Fluids Systems segment provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific. Our Mats and Integrated Services segment provides composite mat rentals, well site construction and related site services to oil and gas customers at well, production, transportation and refinery locations in the U.S. We also sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry. In February 2014, we entered into an agreement to sell our Environmental Services business, which was previously reported as a third operating segment. The sale is subject to regulatory approval and customary closing conditions. This business is now reported within discontinued operations, as the sale is expected to be completed in the first quarter of 2014. For a detailed discussion of this matter, see Note 2 Discontinued Operations to our Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

Industry Fundamentals

Historically, several factors have driven demand for our products and services, including the supply, demand and pricing of oil and gas commodities, which drive E&P drilling and development activity. Demand for most of our products and services is related to the level, type, depth and complexity of oil and gas drilling. Historically, drilling activity levels in the U.S. have been volatile, primarily driven by the price of natural gas. However, in recent years, activity levels have been more stable, due to expanding activity in areas directed toward the production of oil. The most widely accepted measure of activity for our North American operations is the Baker Hughes Rotary Rig Count. In 2013, the average North America rig count was 2,114, compared to 2,283 in 2012, and 2,298 in 2011. Outside of North America, drilling activity is generally more stable, as drilling activity in many countries is based upon longer term economic projections and multiple year drilling programs, which tend to minimize the impact of short term changes in commodity prices on overall drilling activity.

In our core North American markets, we have seen significant growth in drilling activity in deep shales and other hard rock formations with limited permeability in recent years. These formations are being exploited with advanced fracture stimulation technology, which facilitates production of oil and natural gas from these formations and drives higher drilling activities. In addition, during 2012, while the average total North America rig count decreased by only 1% from 2011, there was a significant regional shift in U.S. activity over this period. This shift from dry gas drilling to oil and liquid-rich drilling resulted in a significant decline in several key dry gas basins, including the Haynesville shale (East Texas), Barnett (East Texas) and areas in the Rockies, largely offset by increases in oil and liquid-rich basins, including the Bakken (North Dakota), Eagle Ford (South Texas), Mississippian Lime (mid-continent) and Permian Basin (West Texas). During periods of rapid transition such as 2012, operating expenses within our U.S. business units were elevated, as we re-deployed personnel and assets among regions and modified our regional business unit infrastructures to meet the changing activity levels.

Internationally, we have seen continued growth in drilling activity, which is more heavily focused on oil, rather than natural gas exploration. The elevation of oil prices in recent years and the expectation of continued increases in world-wide demand have supported continued expansion of international E&P activity. In recent years, several international markets in which we operate, including Tunisia, Libya and Algeria experienced political unrest and at various times our operations in these countries have been interrupted or suspended. While conditions in Libya have since improved, the near term outlook for operations in these areas remains uncertain.

Reportable Segments

Fluids Systems

Our Fluids Systems business, formerly referred to as Fluids Systems and Engineering, offers customized solutions, including highly technical drilling projects involving complex subsurface conditions such as horizontal, directional, geologically deep or deep water drilling. These projects require increased monitoring and critical engineering support of the fluids system during the drilling process. We provide drilling fluids products and technical services to markets in North America, EMEA, Latin America, and the Asia Pacific region. We have industrial mineral grinding operations for barite, a critical raw material in drilling fluids products, which serve to support our activity in the drilling fluids market. We grind barite and other industrial minerals at facilities in Houston and Corpus Christi, Texas, New Iberia, Louisiana and Dyersburg, Tennessee. We use the resulting products in our drilling fluids business, and also sell them to third party users, including other drilling fluids companies. We also sell a variety of other minerals, principally to third party industrial (non oil and gas) markets, from our main plant in Houston, Texas and from the plant in Dyersburg, Tennessee. Our Fluids Systems business also historically included a completion services and equipment rental business, however, during the fourth quarter of 2013, we completed the sale of substantially all of the assets of this business.

Raw Materials — We believe that our sources of supply for materials and equipment used in our drilling fluids business are adequate for our needs, however, in the past we have experienced periods of short-term scarcity of barite ore, which have resulted in significant cost increases. Our specialty milling operation is our primary supplier of barite used in our drilling fluids business. Our mills obtain raw barite ore under supply agreements from foreign sources, primarily China and India. During 2011 and 2012, there was a significant increase in world-wide demand for barite ore, and as result, we experienced significant cost increases during this time. Although the price has since stabilized, our cost for barite remains elevated when compared to periods before 2011. In response to this development, we continue to identify other economical sources of barite ore and adjust our customer pricing to offset the inflationary cost increases that we experienced. We obtain other materials used in the drilling fluids business from various third party suppliers. We have encountered no serious shortages or delays in obtaining these raw materials.

Technology — We seek patents and licenses on new developments whenever we believe it creates a competitive advantage in the marketplace. We own the patent rights to a family of high-performance water-based fluids systems, which we market as Evolution®, DeepDrill® and FlexDrill™ systems, which are designed to enhance drilling performance and provide environmental benefits. Proprietary technology and systems is an important aspect of our business strategy. We also rely on a variety of unpatented proprietary technologies and know-how in many of our applications. We believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements are of equal or greater competitive significance than our existing proprietary rights.

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

Customers — Our customers are principally major integrated and independent oil and gas E&P companies operating in the markets that we serve. During 2013, approximately 54% of segment revenues were derived from the 20 largest segment customers, and 65% of segment revenues were generated domestically. Typically, we perform services either under short-term standard contracts or under longer term “master” service agreements. As most agreements with our customers can be terminated upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See Note 13 Segment and Related Information in Item 8. Financial Statements and Supplementary Data for additional information on financial and geographic data.

Mats and Integrated Services

We provide mat rentals to E&P customers in the Northeast U.S., onshore U.S. Gulf Coast, Rocky Mountain Region, and the United Kingdom. We also offer location construction and related well site services to E&P customers in the Gulf Coast Region. In addition, we sell mats direct to customers in areas around the world where infrastructure for mat rentals does not exist. Our mats provide environmental protection and ensure all-weather access to sites with unstable soil conditions.

We manufacture our DURA-BASE® Advanced Composite Mats for sales as well as for use in our domestic and international rental operations. During the fourth quarter of 2013, we announced plans to significantly expand our manufacturing facility in order to support our efforts to expand our markets globally. This project is expected to be completed in early 2015, and will nearly double our current manufacturing capacity. Historically, our marketing efforts for this product remained focused in principal oil and gas industry markets which include the U.S., U.K., Asia Pacific, Latin America, EMEA, as well as markets outside the E&P sector in the U.S. and Europe. We believe these mats have worldwide applications outside our traditional oilfield market, primarily in infrastructure construction, maintenance and upgrades of electric utility transmission lines, military logistics and as temporary roads for movement of oversized or unusually heavy loads.

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

Technology — We have obtained patents related to the design, manufacturing and several of the components of our DURA-BASE® mats as well as the design and manufacture of our composite mats. Using proprietary technology and systems is an important aspect of our business strategy. We believe that these products provide us with a distinct advantage over our competition. We believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements also have competitive significance in the markets we serve.

Competition — Our market is fragmented and competitive, with many competitors providing various forms of site preparation products and services. We provide DURA-BASE® mats to many customers, both domestic and international. The mat sales component of our business is not as fragmented as the rental and services component with only a few competitors providing various alternatives to our DURA-BASE® mat products. This is due to many factors, including large capital start-up costs and proprietary technology associated with this product. We believe that the principal competitive factors in our businesses include product capabilities, price, reputation, and reliability. We also believe that our competitive position is enhanced by our proprietary products, services and experience.

Customers — Our customers are principally integrated and independent oil and gas E&P companies operating in the markets that we serve. During 2013, approximately 79% of our segment revenues were derived from the 20 largest segment customers, of which, the largest customer represented 18% of our segment revenues. Typically, we perform services either under short-term contracts or rental service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See Note 13 Segment and Related Information in Item 8. Financial Statements and Supplementary Data for additional information on financial and geographic data.

Pending Sale of Environmental Services Segment

In February 2014, we entered into an agreement to sell our Environmental Services segment. The transaction is subject to regulatory approval and customary closing conditions and is expected to be completed in the first quarter of 2014. See Note 2 Discontinued Operations in our Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further discussion of this transaction.

The Environmental Services business processes and disposes of waste generated by our oil and gas customers that is treated as exempt under the Resource Conservation and Recovery Act (“RCRA”). The Environmental Services business also processes E&P waste contaminated with naturally occurring radioactive material. In addition, the business receives and disposes of non hazardous industrial waste, principally from generators of such waste in the U.S. Gulf Coast market, that produce waste that is not regulated under RCRA.

Employees

At January 31, 2014, we employed 2,214 full and part-time personnel including 120 in discontinued operations, none of which are represented by unions. We consider our relations with our employees to be satisfactory.

Environmental Regulation

We seek to comply with all applicable legal requirements concerning environmental matters. Our Environmental Services business processes and disposes of several types of non-hazardous waste (as defined under the RCRA). The non-hazardous wastes handled by our Environmental Services business are described below.

E&P Waste.  E&P waste typically contains levels of oil and grease, salts, dissolved solids and heavy metals within limits defined by state regulations. E&P waste may also include soils that have become contaminated by these materials.

NORM.  NORM is present throughout the earth’s crust at very low levels. Radium can co-precipitate with scale in the production of oil and gas as it is drawn to the surface and encounters a pressure or temperature change in the well tubing or production equipment. This scale contains radioactive elements that can become concentrated on well tubing, tank bottoms or at fluid discharge points at production facilities.

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

We have implemented various procedures designed to ensure compliance with applicable regulations and reduce the risk of damage or loss. These include specified handling procedures and guidelines for waste, ongoing employee training and monitoring and maintaining insurance coverage.

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

Risks Related to Business Acquisitions and Capital Investments

Our ability to successfully execute our business strategy will depend, among other things, on our ability to make capital investments and acquisitions which provide us with financial benefits. In December 2013, we acquired Terrafirma Roadways (“Terrafirma”), a provider of temporary roadway and worksite solutions headquartered in the United Kingdom. In addition, our 2014 capital expenditures are expected to be approximately $75 million to $100 million, including additional investments in our mat manufacturing and research and development facilities, expansion of our chemical blending capabilities and field service infrastructure, additions to our composite mat rental fleet, as well as expansion of our field equipment. These completed and anticipated investments, along with any future investments, are subject to a number of risks and uncertainties, including:

■     incorrect assumptions regarding the future benefits or results from our capital investments, acquired operations or assets

■     failure to complete a planned acquisition transaction or to successfully integrate the operations or management of any acquired businesses or assets in a timely manner

■     diversion of management's attention from existing operations or other priorities

■     unanticipated disruptions to our business associated with the implementation of our enterprise-wide operational and financial system

■     failure of new enterprise-wide operational and financial system to function as intended

■     delays in completion and cost overruns associated with the planned additions to our mat manufacturing facility

Any of the factors above could have an adverse effect on our business, financial condition or results of operations.

Risks Related to Operating Hazards Present in the Oil and Natural Gas Industry

Our operations are subject to hazards present in the oil and natural gas industry, such as fire, explosion, blowouts, oil spills and leaks or spills of hazardous materials (both onshore and offshore). These incidents as well as accidents or problems in normal operations can cause personal injury or death and damage to property or the environment. The customer’s operations can also be interrupted. From time to time, customers seek recovery for damage to their equipment or property that occurred during the course of our service obligations. Damage to the customer’s property and any related spills of hazardous materials could be extensive if a major problem occurred. We purchase insurance which may provide coverage for incidents such as those described above, however, the policies may not provide coverage or a sufficient amount of coverage for all types of damage claims that could be asserted against us. See the section entitled “Risks Related to the Inherent Limitations of Insurance Coverage” for additional information.

Risks Related to International Operations

We have significant operations outside of the United States, including certain areas of Canada, EMEA, Latin America, and Asia Pacific. In 2013, these international operations generated approximately 31% of our consolidated revenues. In addition, we may seek to expand to other areas outside the United States in the future. International operations are subject to a number of risks and uncertainties, including:

■     difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties and regulations

■     uncertainties in or unexpected changes in regulatory environments or tax laws

■     legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers

■     difficulties enforcing agreements and collecting receivables through foreign legal systems

■     risks associated with the Foreign Corrupt Practices Act, export laws, and other similar U.S. laws applicable to our operations in international markets

■     exchange controls or other limitations on international currency movements

■     sanctions imposed by the U.S. government to prevent us from engaging in business in certain countries

■     inability to obtain or preserve certain intellectual property rights in the foreign countries in which we operate

■     our inexperience in new international markets

■     fluctuations in foreign currency exchange rates

■     political and economic instability

■     acts of terrorism

In addition, several of the European Union markets in which we operate, including Italy, Romania, and Hungary are currently experiencing, or have recently experienced, elevated economic uncertainties, which could negatively impact our operations and profitability.

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

Barite is a naturally occurring mineral that constitutes a significant portion of our drilling fluids systems. We currently secure the majority of our barite ore from foreign sources, primarily China and India. The availability and cost of barite ore is dependent on factors beyond our control including transportation, political priorities and government imposed export fees in the exporting countries, as well as the impact of weather and natural disasters.  During 2011 and early 2012, there was a significant increase in world-wide demand for barite ore, and as result, we experienced substantial cost increases in barite ore sourced from China, in particular. While the cost of barite did not increase markedly in 2013, it remains elevated, and we may not be able to increase or maintain our customer pricing to cover our costs, which may result in a reduction in future profitability.  Further, the future supply of barite ore from existing sources could be inadequate to meet the market demand, which could ultimately result in a reduction in industry activity, or our inability to meet customer’s needs.

Our mats business is highly dependent on the availability of high-density polyethylene (“HDPE”), which is the primary raw material used in the manufacture of the DURA-BASE® mat. The cost of HDPE can vary significantly based on the energy costs of the producers of HDPE, demand for this material, and the capacity/operations of the plants used to make HDPE. Should our cost of HDPE increase, we may not be able to increase our customer pricing to cover our costs, which may result in a reduction in future profitability.

All of our businesses are also highly dependent on our ability to attract and retain highly-skilled engineers, technical sales and service personnel. The market for these employees is very competitive, and if we cannot attract and retain quality personnel, our ability to compete effectively and to grow our business will be severely limited. Also, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force or an increase in our operating costs.

Risks Related to the Impact of Restrictions on Offshore Drilling Activity

In April 2010, the Deepwater Horizon drilling rig sank in the Gulf of Mexico after an explosion and fire, resulting in the discharge of significant volumes of oil from the well. Following the Deepwater Horizon oil spill, the Department of Interior of the U.S. government took several actions aimed at restricting and temporarily prohibiting certain drilling activity in the Gulf of Mexico. Following the adoption of a number of new regulations impacting offshore drilling activities by a variety of regulatory authorities, drilling activity in the Gulf of Mexico has recovered. However, additional or renewed restrictions on exploration and production activities in the Gulf of Mexico and other offshore basins in the United States and globally in response to a similar event or perceptions of the risks of a similar event could have a significant impact on our business.

Risks Related to our Customer Concentration and Cyclical Nature of the E&P Industry

We derive a significant portion of our revenues from companies in the E&P industry, and our customer base is concentrated in major integrated and independent oil and gas E&P companies operating in the markets that we serve. In 2013, approximately 50% of our consolidated revenues were derived from our 20 largest customers, although no single customer accounted for more than 10% of our consolidated revenues. The E&P industry is historically cyclical, with levels of activity generally affected by the following factors:

■     current oil and natural gas prices and expectations about future prices

■     the cost to explore for, produce and deliver oil and gas

■     the discovery rate for new oil and gas reserves

■     the ability of oil and gas companies to raise capital

■     domestic and international political, military, regulatory and economic conditions

■     government regulations regarding environmental protection, taxation, price controls and product allocation

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

Risk Related to our Market Competition

We face competition in the Fluids Systems business from larger companies, which compete vigorously on fluids performance and/or price. In addition, these companies have broad product and service offerings in addition to their drilling fluids. At times, these larger companies attempt to compete by offering discounts to customers to use multiple products and services from our competitor, some of which we do not offer. We also have smaller regional competitors competing with us mainly on price and local relationships. Our competition in the Mats and Integrated Services business is fragmented, with many competitors providing various forms of mat products and services. More recently several competitors have begun marketing composite products to compete with our DURA-BASE® mat system. While we believe the design and manufacture of our mat products provide a differentiated value to our customers, many of our competitors seek to compete on pricing.

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

The markets for our products and services are dependent on the continued exploration for and production of fossil fuels (predominantly oil and natural gas).  Climate change is receiving increased attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The Environmental Protection Agency (the “EPA”) has adopted regulations that potentially limit greenhouse gas emissions and impose reporting obligations on large greenhouse gas emission sources. In addition, the EPA has proposed rules that could require the reduction of certain air emissions during exploration and production of oil and gas.  To the extent that laws and regulations enacted as part of climate change legislation increase the costs of drilling for or producing such fossil fuels, or reduce the demand for fossil fuels, such legislation could have a material adverse impact on our operations and profitability.

Hydraulic fracturing is an increasingly common practice used by E&P operators to stimulate production of hydrocarbons, particularly from shale oil and gas formations in the United States. The process of hydraulic fracturing, which involves the injection of sand (or other forms of proppants) laden fluids into oil and gas bearing zones, has come under increasing scrutiny from a variety of regulatory agencies, including the EPA and various state authorities. Several states have adopted regulations requiring operators to identify the chemicals used in fracturing operations, and others have adopted moratoriums on the use of fracturing. The EPA has commenced a study of the potential impact of hydraulic fracturing on drinking water including the disposal of waste fluid by underground injection. The results are expected to be published in 2014. Further, the EPA has announced plans to develop effluent limitations associated with wastewater generated by hydraulic fracturing. Although we do not provide hydraulic fracturing services and our drilling fluids products are not used in such services, regulations which have the effect of limiting the use or availability of hydraulic fracturing could have a significant negative impact on the drilling activity levels of our customers, and therefore, the demand for our products and services. During 2013, we began distributing “proppants”, which are used in hydraulic fracturing, following our acquisition of Alliance Drilling Fluids. While sales of proppants represent a very small percentage of our U.S. drilling fluids revenues (2%), restrictions on hydraulic fracturing would have a significant impact on this portion of our business.

Risks Related to the Inherent Limitations of Insurance Coverage

While we maintain liability insurance, this insurance is subject to coverage limitations. Specific risks and limitations of our insurance coverage include the following:

■     self-insured retention limits on each claim, which are our responsibility

■     exclusions for certain types of liabilities and limitations on coverage for damages resulting from pollution

■     coverage limits of the policies, and the risk that claims will exceed policy limits

■     the financial strength and ability of our insurance carriers to meet their obligations under the policies

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

Risks Related to Potential Impairments of Long-lived Intangible Assets

As of December 31, 2013, our consolidated balance sheet includes $94.1 million in goodwill and $25.9 million of intangible assets, net. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently as the circumstances require, using a combination of market multiple and discounted cash flow approaches. In completing this annual evaluation during the fourth quarter of 2013, we determined that no reporting unit has a fair value below its net carrying value, and therefore, no impairment is required. However, if the financial performance or future projections for our operating segments deteriorate from current levels, a future impairment of goodwill or indefinite-lived intangible assets may be required, which would negatively impact our financial results, in the period of impairment.

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

We hold U.S. and foreign patents for certain of our drilling fluids components and our mat systems. However, these patents are not a guarantee that we will have a meaningful advantage over our competitors, and there is a risk that others may develop systems that are substantially equivalent to those covered by our patents. If that were to happen, we would face increased competition from both a service and a pricing standpoint. In addition, costly and time-consuming litigation could be necessary to enforce and determine the scope of our patents and proprietary rights. It is possible that future innovation could change the way companies drill for oil and gas which could reduce the competitive advantages we may derive from our patents and other proprietary technology.

Risks Related to Severe Weather, Particularly in the U.S. Gulf Coast

Approximately 16% of our consolidated revenue from continuing operations in 2013 was generated in market areas in the U.S. Gulf of Mexico and related near-shore areas, which are susceptible to hurricanes and other adverse weather events. These weather events can disrupt our operations and result in damage to our properties, as well as negatively impact the activity and financial condition of our customers. Our business may be adversely affected by these and other negative effects of future hurricanes or other adverse weather events in regions in which we operate.

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

We lease office space to support our operating segments as well as our corporate offices. This leased space is located in several cities throughout Texas and Louisiana, Denver, Colorado, Calgary, Alberta, Rome, Italy and Rio de Janeiro, Brazil. We also own office space in Oklahoma City, Oklahoma and Henderson, Australia. In 2013, we completed the construction of our drilling fluids technology center on property we own in Katy, Texas. All material domestic owned properties are subject to liens and security interests under our Second Amended and Restated Credit Agreement (“Credit Amendment”).

Fluids Systems.  We own eight warehouse facilities and have 20 leased warehouses and 10 contract warehouses to support our customers and operations in the U.S. We own two warehouse facilities in Western Canada to support our Canadian operations. Additionally, we lease 18 warehouses and own one warehouse in the EMEA region, lease nine warehouses in Brazil, and own one warehouse and lease nine warehouses in the Asia Pacific region to support our international operations. Some of these warehouses include blending facilities as well.

We operate four specialty product grinding facilities in the U.S. These facilities are located in Houston, Texas on approximately 18 acres of owned land, in New Iberia, Louisiana on 15.7 acres of leased land, in Corpus Christi, Texas on six acres of leased land, and in Dyersburg, Tennessee on 13.2 acres of owned land.

Mats & Integrated Services.  We own approximately 41,000 square feet of office and industrial space on 34 acres of land in Carencro, Louisiana, which houses manufacturing facilities for this segment. We also lease five sites, throughout Texas, Louisiana, Colorado, and Pennsylvania which serve as bases for our well site service activities. Additionally, we own six facilities which are located in Louisiana, Texas, and Colorado to support field operations.

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

In February 2014, we entered into an agreement to sell our Environmental Services business. This business is now reported within discontinued operations, as the sale is expected to be completed in the first quarter of 2014, and these properties are included in “Assets of discontinued operations” in our Financial Statements.

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

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “NR.”

The following table sets forth the range of the high and low sales prices for our common stock for the periods indicated:

Period	High	Low

2013

Fourth Quarter	$13.64	$11.65
Third Quarter	$12.88	$10.94
Second Quarter	$11.78	$8.17
First Quarter	$9.69	$7.70

2012

Fourth Quarter	$8.10	$6.29
Third Quarter	$8.31	$5.70
Second Quarter	$8.31	$5.19
First Quarter	$10.62	$7.40

As of February 1, 2014, we had 1,602 stockholders of record as determined by our transfer agent.

In April 2013, our Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. The repurchase program has no specific term. During 2013, 562,341 shares were repurchased for an average price of approximately $11.94 per share, including commissions. All of the shares repurchased are held as treasury stock. We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

During 2013, 2012 and 2011 we repurchased $2.6 million, $0.6 million and $0.6 million of shares surrendered in lieu of taxes under vesting of restricted stock awards, respectively. We have not paid any dividends during the two recent fiscal years or any subsequent interim period, and we do not intend to pay any cash dividends in the foreseeable future. In addition, our credit facilities contain covenants which prohibit the payment of dividends on our common stock.

The following table details our repurchases of shares of our common stock for the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	(1)	Average Price per Share	Total Number of of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
October 1 - 31, 2013	2,018		$13.03	-	$47.8
November 1 - 30, 2013	-		-	-	$47.8
December 1 - 31, 2013	417,425		$12.05	372,805	$43.3
Total	419,443		$12.05	372,805

(1)	During the three months ended December 31, 2013, we purchased an aggregate of 46,638 shares surrendered in lieu of taxes under vesting of restricted stock awards.

In February 2014, the Company’s Board of Directors authorized an amendment to the $50.0 million repurchase program to increase the amount authorized to $100.0 million, subject to completion of the Environmental Services divesture.

Performance Graph

The following graph reflects a comparison of the cumulative total stockholder return of our common stock from January 1, 2009 through December 31, 2013, with the New York Stock Exchange Market Value Index, a broad equity market index, and the Morningstar Oil & Gas Equipment & Services Index, an industry group index. The graph assumes the investment of $100 on January 1, 2009 in our common stock and each index and the reinvestment of all dividends, if any. This information shall be deemed furnished not filed, in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Exchange Act of 1933, or the Securities Act of 1934, except to the extent we specifically incorporate it by reference.

ITEM 6.	Selected Financial Data

The selected consolidated historical financial data presented below for the five years ended December 31, 2013 is derived from our consolidated financial statements and is not necessarily indicative of results to be expected in the future.

The following data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 7 and 8 below. Due to the pending sale of our Environmental Services business, the results of operations for that business have been reclassified and are presented in discontinued operations in all periods presented below.

Selected Financial Data

	As of and for the Year Ended December 31,
(In thousands, except share data)	2013	2012	2011	2010	2009
Consolidated Statements of Operations:
Revenues	$1,042,356	$983,953	$909,368	$667,192	$446,926

Operating income (loss)	94,445	92,275	120,855	64,557	(23,036)

Interest expense, net	11,279	9,727	9,226	10,233	9,340

Income (loss) from continuing operations	$52,622	$50,453	$71,233	$32,296	$(27,023)
Income from discontinued operations, net of tax	12,701	9,579	8,784	9,330	6,450

Net income (loss)	$65,323	$60,032	$80,017	$41,626	$(20,573)

Net income (loss) from continuing operations per common share (basic):
Income (loss) from continuing operations	$0.62	$0.58	$0.79	$0.36	$(0.31)
Net income (loss)	$0.77	$0.69	$0.89	$0.47	$(0.23)

Net income (loss) from continuing operations per common share (diluted):
Income (loss) from continuing operations	$0.56	$0.53	$0.71	$0.36	$(0.30)
Net income (loss)	$0.69	$0.62	$0.80	$0.46	$(0.23)

Consolidated Balance Sheet Data:
Working capital	$405,689	$444,460	$406,976	$329,371	$163,110
Total assets	968,417	994,541	886,837	737,342	592,630
Foreign bank lines of credit	12,809	2,546	2,174	1,458	6,901
Current maturities of long-term debt	58	53	58	148	10,319
Long-term debt, less current portion	172,786	256,832	189,876	172,987	105,810
Stockholders' equity	581,054	513,578	497,846	417,347	368,022

Consolidated Cash Flow Data:
Net cash provided by (used in) operations	$151,903	$110,245	$(13,558)	$31,476	$88,819
Net cash used in investing activities	(60,063)	(96,167)	(63,150)	(10,549)	(17,144)
Net cash (used in) provided by financing activities	(72,528)	5,853	18,338	50,621	(66,265)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

Overview

We are a diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration and production (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services.

In May 2013, our Board of Directors approved commencement of a process to sell our Environmental Services business so that our focus can be on expanding into new markets and developing new technologies in our core Fluids Systems and Mats and Integrated Services segments. In February 2014, we entered into a definitive agreement to sell our Environmental Services business, which was previously reported as a third operating segment. Under the terms of the agreement, we will receive $100 million in cash, subject to adjustment based on final working capital conveyed at closing. While containing representations, warranties and indemnities which are customary for transactions of this nature, the agreement significantly limits our post-closing environmental obligations, including those related to the waste transfer and disposal facilities. The agreement provides for a $5 million reverse-termination fee which will be payable to Newpark if the agreement is terminated under certain circumstances. The sale is expected to close in the first quarter of 2014, subject to customary conditions, including regulatory approval. As a result, this business is now reported within discontinued operations. See Note 2 Discontinued Operations to our Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for additional information.

Our Fluids Systems segment, which generated 89% of consolidated continuing operations revenues in 2013, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.

In December 2012, we completed the acquisition of substantially all assets and operations of Alliance Drilling Fluids, LLC (“Alliance”), a provider of drilling fluids, proppant distribution, and related services headquartered in Midland, Texas. Total cash consideration at closing was $53.1 million, which was funded through borrowings on our revolving credit facility. Additional consideration up to $4.3 million may be payable based on the profitability of the proppant distribution business over the two year period following the acquisition.

In 2013, we announced several international contract awards, including two in the deepwater market.  In Brazil, we were awarded a two-year contract from a subsidiary of Total S.A., to provide drilling fluids and related services for a series of wells planned in the Campos Basin.  In our EMEA region, we were awarded a contract by another customer to provide drilling fluids and related services for a series of wells to be drilled in the Black Sea.  In addition, we were awarded two contracts to provide drilling fluids and related services for land operations, including a five year contract by the Kuwait Oil Company and a four year contract by another customer in India. Work under the Brazil contract is expected to begin in early 2014, while work under the other three contracts is expected to begin in the third quarter of 2014.

During 2013, we continued to experience declines in our completion services and equipment rental business, a unit within our Fluids Systems segment. Following these declines, we decided to exit this business, and sold substantially all assets of the business unit during the fourth quarter of 2013, generating total proceeds of $13.3 million and a gain on disposal of $2.7 million. For the full year 2013, this business generated $16.7 million of revenues and a $0.9 million operating income, including the gain on disposal.

We are continuing the roll-out of Evolution®, our high performance water-based drilling fluid system launched in 2010, which we believe provides superior performance and environmental benefits to our customers, as compared to traditional fluids systems used in the industry. After completing the roll-out of the system into most major North American drilling basins in 2011 and 2012, we are seeking to further penetrate markets in North America, while expanding into key international markets. The system has now been used in our EMEA and Asia Pacific regions. Revenues from wells using the Evolution system were approximately $120 million in 2013, compared to $110 million in 2012 and $67 million in 2011.

Our Mats and Integrated Services segment, which generated 11% of consolidated revenues in 2013, provides composite mat rentals, well site construction and related site services to oil and gas customers and mat rentals to the petrochemicals industry in the U.S. and the utility industry in the U.K. We also sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry.

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

In December 2013 we completed the acquisition of Terrafirma Roadways (“Terrafirma”), a provider of temporary roadways and worksites based in the United Kingdom, for total cash consideration of $6.8 million, net of cash acquired. Additional consideration up to $1.6 million may be payable based on earnings of business over the 18 month period following the acquisition. Prior to the acquisition, Terrafirma had been operating as a partner to the Company since 2008, developing a rental business with DURA-BASE® composite mats, primarily focused in the utility industry in the U.K.

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

Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the last three years ended December 31 is as follows:

	Year ended December 31,			2013 vs 2012		2012 vs 2011
	2013	2012	2011	Count	%	Count	%

U.S. Rig Count	1,761	1,919	1,879	(158)	(8%)	40	2%
Canadian Rig Count	353	364	419	(11)	(3%)	(55)	(13%)
Total	2,114	2,283	2,298	(169)	(7%)	(15)	(1%)

________________

Source: Baker Hughes Incorporated

During 2012, while the average total North America rig count decreased by only 1% from 2011, there was a significant regional shift in U.S. activity over this period. This shift from dry gas drilling to oil and liquid-rich drilling resulted in a significant decline in several key dry gas basins, including the Haynesville shale (East Texas), Barnett (East Texas) and areas in the Rockies, largely offset by increases in oil and liquid-rich basins, including the Bakken (North Dakota), Eagle Ford (South Texas), Mississippian Lime (mid-continent) and Permian Basin (West Texas). During periods of rapid transition such as 2012, operating expenses within our U.S. business units were elevated, as we re-deployed personnel and assets among regions and modified our regional business unit infrastructures to meet the changing activity levels.

Outside of North America, drilling activity is generally more stable than North America, as drilling activity in many countries is based upon longer term economic projections and multiple year drilling programs, which tend to minimize the impact of short term changes of commodity prices on overall drilling activity.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Consolidated Results of Operations

Summarized results of operations for the year ended December 31, 2013 compared to the year ended December 31, 2012 are as follows:

	Year Ended December 31,		2013 vs 2012
(In thousands)	2013	2012	$	%

Revenues	$1,042,356	$983,953	$58,403	6%

Cost of revenues	858,467	811,048	47,419	6%
Selling, general and administrative expenses	93,657	81,500	12,157	15%
Other operating income, net	(4,213)	(870)	(3,343)	384%

Operating income	94,445	92,275	2,170	2%

Foreign currency exchange loss	1,819	749	1,070	143%
Interest expense, net	11,279	9,727	1,552	16%

Income from continuing operations before income taxes	81,347	81,799	(452)	(1% )
Provision for income taxes	28,725	31,346	(2,621)	(8% )
Income from continuing operations	52,622	50,453	2,169	4%
Income from discontinued operations, net of tax	12,701	9,579	3,122	33%

Net income	$65,323	$60,032	$5,291	9%

Revenues

Revenues increased 6% to $1,042.4 million in 2013, compared to $984.0 million in 2012. This $58.4 million increase includes a $32.7 million (5%) increase in revenues in North America, largely driven by the December 2012 acquisition of Alliance as described above. Revenues from our international operations increased by $25.7 million (10%), including gains in EMEA and Brazil. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of Revenues

Cost of revenues increased 6% to $858.5 million in 2013, compared to $811.0 million in 2012. The increase is primarily driven by the increase in revenues. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $12.2 million to $93.7 million in 2013 from $81.5 million in 2012. The increase is primarily attributable to increases in personnel and administrative costs related to company growth as well as costs associated with strategic planning projects.

Other Operating Income, Net

Other operating income increased $3.3 million to $4.2 million in 2013, compared to $0.9 million in 2012. The increase is primarily due to the sale of the completion services and equipment rental business assets, which generated a $2.7 million gain in 2013.

Foreign Currency Exchange

Foreign currency exchange was a $1.8 million loss in 2013, compared to a $0.7 million loss in 2012, and primarily reflects the impact of currency translations on assets and liabilities held in our international operations that are denominated in currencies other than functional currencies.

Interest Expense, Net

Interest expense, which primarily reflects the 4% interest associated with our $172.5 million in unsecured convertible notes (“Senior Notes”), totaled $11.3 million in 2013 compared to $9.7 million in 2012. The $1.6 million increase is primarily due to the impact of increased borrowings in our Brazil subsidiary along with increased borrowings under our revolving credit facility following the Alliance acquisition described above.

Provision for Income Taxes

The provision for income taxes in 2013 was $28.7 million, reflecting an effective tax rate of 35.3%, compared to $31.3 million in 2012, reflecting an effective tax rate of 38.3%. The 2012 provision included a charge associated with a tax assessment in a foreign subsidiary, resulting in a higher effective tax rate.

Discontinued Operations

Income from discontinued operations was $12.7 million in 2013 compared to $9.6 million in 2012. See Note 2 Discontinued Operations in our Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary data for additional information regarding the Company’s discontinued operations.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year ended December 31,		2013 vs 2012
(In thousands)	2013	2012	$	%

Revenues
Fluids systems	$926,392	$861,670	$64,722	8%
Mats and integrated services	115,964	122,283	(6,319)	(5%)
Total revenues	$1,042,356	$983,953	$58,403	6%

Operating income (loss)
Fluids systems	$72,604	$59,987	$12,617
Mats and integrated services	49,394	54,251	(4,857)
Corporate office	(27,553)	(21,963)	(5,590)
Operating income	$94,445	$92,275	$2,170

Segment operating margin
Fluids systems	7.8%	7.0%
Mats and integrated services	42.6%	44.4%

Fluids Systems

Revenues

Total revenues for this segment consisted of the following:

	Year ended December 31,		2013 vs 2012
(In thousands)	2013	2012	$	%

United States	$606,261	$566,575	$39,686	7%
Canada	47,559	48,643	(1,084)	(2%)
Total North America	653,820	615,218	38,602	6%
EMEA	137,044	117,360	19,684	17%
Latin America	99,116	87,173	11,943	14%
Asia Pacific	36,412	41,919	(5,507)	(13%)
Total	$926,392	$861,670	$64,722	8%

North American revenues increased 6% to $653.8 million in 2013, compared to $615.2 million in 2012. While the North American rig count declined 7% over this period, the increase is largely attributable to market share gains in West Texas, benefitting from our December 2012 acquisition of Alliance, along with improved drilling efficiency, which results in an increased number of customer wells drilled per rig.

Internationally, revenues were up 11% to $272.6 million in 2013, as compared to $246.5 million in 2012. This increase is primarily attributable to continued market expansion in our EMEA region, along with an increase in product sales to Petrobras in Brazil.

Operating Income

Operating income increased $12.6 million in 2013, as compared to 2012, primarily due to the $64.7 million increase in revenues, along with improvements in our North American operations. Profitability in the prior year was negatively impacted by several factors, including declines in our completion services and equipment rental business, along with the significant regional shift in U.S. customer drilling activity, moving from dry gas regions to oil and liquid-rich regions.  During this period of regional transition, operating expenses were elevated due to operating cost inefficiencies as we re-deployed personnel and assets among regions and modified our regional business unit infrastructures to meet the changing activity levels.  Following the period of transition, we have executed a series of cost reduction and other profit improvement initiatives, which have contributed to the operating income improvement in 2013. In addition, 2013 included a $2.7 million gain on the sale of assets from our completion services and equipment rental business, as described above. The improvements were partially offset by an $8.3 million increase in depreciation and amortization expense, following the acquisition of Alliance.

Our international operating income decreased $8.8 million in 2013 compared to 2012, predominately due to declines in Brazil, including $1.8 million of charges for restructuring and value-added tax assessments.

During the fourth quarter of 2013, we experienced revenue declines in the U.S., driven in part by changes in drilling activity by certain key customers. We expect these issues to continue impacting our results in early 2014, which will cause revenues and operating income to decline from the levels achieved in 2013. However, as described above, we have received several recent contract awards in our international Fluids Systems business units that are expected to start in the third quarter of 2014, which are anticipated to provide increased revenues and operating income in the second half of 2014.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	Year ended December 31,		2013 vs 2012
(In thousands)	2013	2012	$	%

Mat rental and services	$71,429	$59,779	$11,650	19%
Mat sales	44,535	62,504	(17,969)	(29%)
Total	$115,964	$122,283	$(6,319)	(5%)

Mat rental and services revenues increased $11.7 million as compared to 2012, primarily due to increasing demand for our composite mat products, particularly in the Northeast U.S. region. Revenues from mat sales declined $18.0 million from the prior year. During the first half of 2013, we allocated the majority of our composite mat production toward the expansion of our rental fleet, leaving fewer mats available for sale to customers.

Operating Income

Operating income decreased by $4.9 million on the $6.3 million decrease in revenues. The decrease in operating income is primarily attributable to the decrease in mat sales in 2013, partially offset by higher income from rental activities.

As noted above, we recently announced plans to expand our mat manufacturing facility, as our existing plant, which provide mats for our rental fleet as well as for third party sales, is operating near full capacity. Until the expansion project, which is expected to be completed in 2015, the levels of mats sales in a period will be determined by several factors, including customer demand, as well as our allocation of mat production between sales and deployment into our rental fleet.  The allocation of our production between additions to our rental fleet and sales in any given period is driven by a number of factors including commitments to meeting customer schedules, ability of our customers to take delivery of mats, timing of large mat rental projects/events, and plant capacity/efficiencies.  We expect mat sales to decline in early 2014 from the levels achieved in 2013, partially due to our decision to deploy additional mats into our rental fleet.  As a result, segment revenue and operating income are expected to decline from the levels achieved in 2013.

Corporate office

Corporate office expenses increased $5.6 million to $27.6 million in 2013, compared to $22.0 million in 2012.  The increase is primarily attributable to increases in personnel and administrative costs related to company growth, along with a $1.3 million increase in legal and professional expenses, largely associated with acquisitions, divestitures, and strategic planning projects.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated Results of Operations

Summarized results of operations for the year ended December 31, 2012 compared to the year ended December 31, 2011 are as follows:

	Year Ended December 31,		2012 vs 2011
(In thousands)	2012	2011	$	%

Revenues	$983,953	$909,368	$74,585	8%

Cost of revenues	811,048	713,216	97,832	14%

Selling, general and administrative expenses	81,500	76,414	5,086	7%
Other operating income, net	(870)	(1,117)	247	(22%)

Operating income	92,275	120,855	(28,580)	(24%)

Foreign currency exchange loss	749	522	227	43%
Interest expense, net	9,727	9,226	501	5%

Income from continuing operations before income taxes	81,799	111,107	(29,308)	(26%)
Provision for income taxes	31,346	39,874	(8,528)	(21%)
Income from continuing operations	50,453	71,233	(20,780)	(29%)
Income from discontinued operations, net of tax	9,579	8,784	795	9%

Net income	$60,032	$80,017	$(19,985)	(25%)

Revenues

Revenues increased 8% to $984.0 million in 2012, compared to $909.4 million in 2011. This $74.6 million improvement includes a $39.6 million (6%) increase in revenues in North America, largely driven by improved drilling efficiency, which results in an increased number of customer wells drilled per rig, along with strong demand for the purchase of our composite mat products from customers outside of the E&P industry. Revenues from our international operations increased $35.0 million including a $17.3 million increase from our Asia Pacific business unit, which was acquired in April of 2011. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of Revenues

Cost of revenues increased 14% to $811.0 million in 2012, compared to $713.2 million in 2011. The increase is primarily driven by the 8% increase in revenues along with elevated operating expenses in 2012 driven by the shift in activity from dry gas to liquid rich regions in the U.S. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.1 million to $81.5 million in 2012 from $76.4 million in 2011. The 2012 increase in spending is largely attributable to costs associated with our fourth quarter 2011 enterprise resource planning (“ERP”) system conversion in the U.S. operations.

Foreign Currency Exchange

Foreign currency exchange was a $0.7 million loss in 2012, compared to a $0.5 million loss in 2011, and primarily reflects the impact of currency translations on assets and liabilities held in our foreign operations that are denominated in currencies other than functional currencies.

Interest Expense, Net

Interest expense, which primarily reflects the 4% interest associated with our $172.5 million in Senior Notes, was $9.7 million in 2012, compared to $9.2 in 2011. The increased interest expense in 2012 is primarily due to the impact of increased borrowings under our revolving credit facility in the U.S.

Provision for Income Taxes

The provision for income taxes in 2012 was $31.3 million, reflecting an effective tax rate of 38.3%, compared to $39.9 million in 2011, reflecting an effective tax rate of 35.9%. The increase in the effective tax rate includes a $3.9 million charge in 2012 associated with a tax assessment and related increase in tax rate for the period of 2006 through 2012 in a foreign subsidiary, which was partially offset by additional U.S. tax deductions that became available after our U.S. Federal Net Operating Loss carryforwards were exhausted in 2011.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year ended December 31,		2012 vs 2011
(In thousands)	2012	2011	$	%

Revenues
Fluids systems	$861,670	$798,957	$62,713	8%
Mats and integrated services	122,283	110,411	11,872	11%
Total revenues	$983,953	$909,368	$74,585	8%

Operating (loss) income
Fluids systems	$59,987	$90,683	$(30,696)
Mats and integrated services	54,251	52,678	1,573
Corporate office	(21,963)	(22,506)	543
Operating income (loss)	$92,275	$120,855	$(28,580)

Segment operating margin
Fluids systems	7.0%	11.4%
Mats and integrated services	44.4%	47.7%

Fluids Systems

Revenues

Total revenues for this segment consisted of the following:

	Year ended December 31,		2012 vs 2011
(In thousands)	2012	2011	S	%

United States	$566,575	$533,629	$32,946	6%
Canada	48,643	51,712	(3,069)	(6%)
Total North America	615,218	585,341	29,877	5%
EMEA	117,360	113,386	3,974	4%
Latin America	87,173	75,642	11,531	15%
Asia Pacific	41,919	24,588	17,331	70%
Total	$861,670	$798,957	$62,713	8%

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

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	Year ended December 31,		2012 vs 2011
(In thousands)	2012	2011	$	%

Mat rental and services	$59,779	$68,579	$(8,800)	(13% )
Mat sales	62,504	41,832	20,672	49%
Total	$122,283	$110,411	$11,872	11%

Mat rental and services revenues decreased $8.8 million in 2012 compared to the prior year, as a $17.2 million decline in the Northeast U.S. was partially offset by a $4.0 million increase in the U.S. Gulf Coast, a $2.1 million increase in the Rocky Mountain region, and a $2.1 million increase in our international rental business. Mat sales increased by $20.7 million, primarily due to higher demand for our DURA-BASE® composite mat products from non-E&P customers, including the utility industry and the U.S. military.

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

Liquidity and Capital Resources

Net cash provided by operating activities during 2013 totaled $151.9 million. Net income adjusted for non-cash items provided $106.7 million of cash during the period, while changes in operating assets and liabilities provided $45.2 million of cash.

Net cash used in investing activities during 2013 was $60.1 million, primarily consisting of expenditures associated with the construction of a new technology center in our Fluids Systems segment and expansion of our mat rental fleet in our mats and integrated services segment.

Net cash used in financing activities during 2013 was $72.5 million, including net payments under our lines of credit of $73.7 million and $9.3 million in repurchases of our outstanding common stock, which were partially offset by proceeds from employee stock plans.

As described above, in February 2014, we entered into a definitive agreement to sell our Environmental Services business for $100 million in cash, subject to adjustment based on actual working capital conveyed at closing. The sale is subject to regulatory approval and customary closing conditions. We expect net cash proceeds to be approximately $70 million, after taxes, which we intend to use for general corporate purposes, potential acquisitions and/or share repurchases under our repurchase program. We do not anticipate the absence of the future cash flows from the discontinued business, which are not separately stated in our Consolidated Statements of Cash Flows, to materially impact the Company’s ability to finance its continuing operations or its future liquidity or capital resources.

We anticipate that our working capital requirements for our operations will decline in the near term due to continued efforts to reduce accounts receivable and inventory from the levels at December 31, 2013. We expect total 2014 capital expenditures to range between $75 million to $100 million. As of December 31, 2013, our $65.8 million of cash on-hand resides primarily within our foreign subsidiaries which we intend to leave permanently reinvested abroad. We expect our subsidiary cash on-hand, along with cash generated by operations and availability under our existing credit agreement to be adequate to fund our anticipated capital needs during the next 12 months.

Our capitalization was as follows as of December 31:

(In thousands)	2013	2012

Senior Notes	$172,500	$172,500
Revolving credit facility	-	84,000
Other	13,153	2,931
Total	185,653	259,431
Stockholder's equity	581,054	513,578

Total capitalization	$766,707	$773,009

Total debt to capitalization	24.2%	33.6%

Our financing arrangements include $172.5 million of Senior Notes and a $125.0 million revolving credit facility. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes prior to their maturity date.

The Credit Agreement provides a $125 million revolving loan facility available for borrowings and letters of credit and expires in November 2016. Under the terms of the Credit Agreement, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 300 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 200 basis points. The applicable margin on LIBOR borrowings on December 31, 2013 was 200 basis points. In addition, we are required to pay a commitment fee on the unused portion of the Credit Agreement of 37.5 basis points. The Credit Agreement contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of December 31, 2013.

At December 31, 2013, we had letters of credit issued and outstanding under the Credit Agreement which totaled $25.7 million leaving $99.3 million of availability at December 31, 2013. Additionally, our foreign operations had $13.2 million outstanding under lines of credit and other borrowings, as well as $0.8 million outstanding in letters of credit.

The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

Our foreign Fluid Systems subsidiaries in Italy and Brazil maintain local credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs, as well as to reduce the net investment in foreign operations subject to foreign currency risk. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was 14.11% and 2.81% on total outstanding balances of $13.2 million and $2.5 million at December 31, 2013 and 2012, respectively.

Off-Balance Sheet Arrangements

In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $4.0 million and $3.9 million at December 31, 2013 and 2012. We also had $9.9 million and $8.6 million in guarantee obligations in connection with facility closure bonds and other performance bonds issued by insurance companies outstanding as of December 31, 2013 and 2012, of which $9.3 million and $7.0 million in obligations relate to operations that are classified as discontinued operations as of December 31, 2013 and 2012, respectively. The definitive agreement for the sale of our Environmental Services business requires the purchaser to replace these facility closure bonds and performance bonds following the closing of such sale.

Other than normal operating leases for office and warehouse space, barges, rolling stock and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Contractual Obligations

A summary of our outstanding contractual and other obligations and commitments at December 31, 2013 is as follows:

(In thousands)	2014	2015-2016	2017-2018	Thereafter	Total

Current maturities of long term debt	$342	$-	$-	$-	$342
Long-term debt including capital leases	-	286	172,500	-	172,786
Interest on 4.0% Senior Notes	6,900	13,800	5,233	-	25,933
Foreign bank lines of credit	12,525	-	-	-	12,525
Operating leases (1)	13,832	13,581	6,191	2,043	35,647
Trade accounts payable and accrued liabilities	134,927	-	-	-	134,927
Purchase commitments, not accrued	18,566	-	-	-	18,566
Other long-term liabilities	-	-	-	11,026	11,026
Performance bond obligations (1)	9,939	-	-	-	9,939
Letter of credit commitments	25,598	60	-	-	25,658
Total contractual obligations	$222,629	$27,727	$183,924	$13,069	$447,349

(1)	Includes obligations and commitments on operations classified as discontinued operations.

We anticipate that the obligations and commitments listed above that are due in less than one year will be paid from operating cash flows, available cash on-hand, and availability under our existing Credit Agreement. The specific timing of settlement for certain long-term obligations cannot be reasonably estimated.

Critical Accounting Policies

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted within the United States (“U.S. GAAP”), which requires us to make assumptions, estimates and judgments that affect the amounts and disclosures reported. Significant estimates used in preparing our consolidated financial statements include the following: allowances for product returns, allowances for doubtful accounts, reserves for self-insured retentions under insurance programs, estimated performance and values associated with employee incentive programs, fair values used for goodwill impairment testing, undiscounted cash flows used for impairment testing of long-lived assets and valuation allowances for deferred tax assets. See Note 1 Summary of Significant Accounting Policies to our Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for a discussion of the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

We believe the critical accounting policies described below affect our more significant judgments and estimates used in preparing our consolidated financial statements.

Allowance for Doubtful Accounts

Reserves for uncollectible accounts receivable are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable. The majority of our revenues are from mid-sized and international oil companies as well as government-owned or government-controlled oil companies, and we have receivables in several foreign jurisdictions. Changes in the financial condition of our customers or political changes in foreign jurisdictions could cause our customers to be unable to repay these receivables, resulting in additional allowances. For 2013, 2012 and 2011, provisions for uncollectible accounts receivable for continuing operations were $0.3 million, $1.6 million and $2.4 million, respectively.

Allowance for Product Returns

We maintain reserves for estimated customer returns of unused materials in our Fluids Systems segment. The reserves are established based upon historical customer return levels and estimated gross profit levels attributable to product sales. Future customer return levels may differ from the historical return rate.

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

We determine the impairment of goodwill by comparing the carrying amounts of our reporting units with fair values, which we estimate using a combination of a market multiple and discounted cash flow approach. In completing our November 1, 2013 evaluation, we determined that each reporting unit’s fair value was in excess of the net carrying value and therefore, no impairment was required.

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

Insurance

We maintain reserves for estimated future payments associated with our self-insured employee healthcare programs, as well as the self-insured retention exposures under our general liability, auto liability and workers compensation insurance policies. Our reserves are determined based on historical cost experience under these programs, including estimated development of known claims under these programs and estimated incurred-but-not-reported claims. Required reserves could change significantly based upon changes in insurance coverage, loss experience or inflationary impacts. As of December 31, 2013 and 2012, total insurance reserves were $3.7 million and $4.3 million, respectively.

Income Taxes

We have total deferred tax assets of $35.9 million at December 31, 2013. A valuation allowance must be established to offset a deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. At December 31, 2013, a total valuation allowance of $15.0 million was recorded, which includes a valuation allowance on $14.1 million of net operating loss carryforwards for state and foreign tax purposes, as well as Brazil. Changes in the expected future generation of qualifying taxable income within these jurisdictions or in the realizability of other tax assets may result in an adjustment to the valuation allowance, which would be charged or credited to income in the period this determination was made. Specifically, we have a $5.2 million valuation allowance recorded on the net operating loss carryforward in Brazil which could be reversed in the future, depending on our ability to generate taxable income.

New Accounting Standards

In February 2013, the Financial Accounting Standards Board issued additional guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income which was effective for us beginning in the first quarter of 2013. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. During the year-ended December 31, 2013, we had no reclassifications out of accumulated other comprehensive income, as the only changes relate to foreign currency translation adjustments.

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

Interest Rate Risk

At December 31, 2013, we had total debt outstanding of $185.7 million, including $172.5 million of borrowings under our Senior Notes, bearing interest at a fixed rate of 4.0%. Variable rate debt totaled $13.2 million which relates to our foreign operations under lines of credit and other borrowings. At the December 31, 2013 balance, a 200 basis point increase in market interest rates during 2013 would cause our annual interest expense to increase approximately $0.2 million.

Foreign Currency

Our principal foreign operations are conducted in certain areas of EMEA, Latin America, Asia Pacific, and Canada. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate which include European euros, Australian dollars, Canadian dollars, British pound and Brazilian reais. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments.

Unremitted foreign earnings permanently reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $112.6 million and $95.0 million at December 31, 2013 and 2012, respectively. We have the ability and intent to leave these foreign earnings permanently reinvested abroad.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Newpark Resources, Inc.

The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Newpark Resources, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 28, 2014

Newpark Resources, Inc.

Consolidated Balance Sheets
December 31,

(In thousands, except share data)	2013	2012

ASSETS
Cash and cash equivalents	$65,840	$46,846
Receivables, net	268,529	312,292
Inventories	189,680	209,734
Deferred tax asset	11,272	11,251
Prepaid expenses and other current assets	11,016	11,860
Assets of discontinued operations	13,103	12,073
Total current assets	559,440	604,056

Property, plant and equipment, net	217,010	190,402
Goodwill	94,064	87,388
Other intangible assets, net	25,900	37,661
Other assets	6,086	7,831
Assets of discontinued operations	65,917	67,203
Total assets	$968,417	$994,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$12,867	$2,599
Accounts payable	88,586	109,117
Accrued liabilities	46,341	42,133
Liabilities of discontinued operations	5,957	5,747
Total current liabilities	153,751	159,596

Long-term debt, less current portion	172,786	256,832
Deferred tax liability	27,060	34,219
Other noncurrent liabilities	11,026	10,061
Liabilities of discontinued operations	22,740	20,255
Total liabilities	387,363	480,963

Commitments and contingencies (Note 15)

Common stock, $0.01 par value, 200,000,000 shares authorized and 98,030,839 and 95,733,677 shares issued, respectively	980	957
Paid-in capital	504,675	484,962
Accumulated other comprehensive loss	(9,484)	(734)
Retained earnings	160,338	95,015
Treasury stock, at cost; 10,832,845 and 10,115,951 shares, respectively	(75,455)	(66,622)
Total stockholders’ equity	581,054	513,578
Total liabilities and stockholders' equity	$968,417	$994,541

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Operations
Years Ended December 31,

(In thousands, except per share data)	2013	2012	2011

Revenues	$1,042,356	$983,953	$909,368

Cost of revenues	858,467	811,048	713,216
Selling, general and administrative expenses	93,657	81,500	76,414
Other operating income, net	(4,213)	(870)	(1,117)

Operating income	94,445	92,275	120,855

Foreign currency exchange loss	1,819	749	522
Interest expense, net	11,279	9,727	9,226

Income from continuing operations before income taxes	81,347	81,799	111,107
Provision for income taxes	28,725	31,346	39,874
Income from continuing operations	52,622	50,453	71,233
Income from discontinued operations, net of tax	12,701	9,579	8,784

Net income	$65,323	$60,032	$80,017

Income per common share -basic:
Income from continuing operations	$0.62	$0.58	$0.79
Income from discontinued operations	0.15	0.11	0.10
Net income	$0.77	$0.69	$0.89

Income per common share -diluted:
Income from continuing operations	$0.56	$0.53	$0.71
Income from discontinued operations	0.13	0.09	0.09
Net income	$0.69	$0.62	$0.80

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Comprehensive Income
Years Ended December 31,

(In thousands)	2013	2012	2011

Net income	$65,323	$60,032	$80,017

Foreign currency translation adjustments	(8,750)	(1,523)	(7,792)

Comprehensive income	$56,573	$58,509	$72,225

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Retained (Deficit) Earnings	Treasury Stock	Total

Balance at January 1, 2011	$931	$468,503	$8,581	$(45,034)	$(15,634)	$417,347
Net income	-	-	-	80,017	-	80,017
Employee stock options, restricted stock and employee stock purchase plan	14	3,574	-	-	(441)	3,147
Stock-based compensation expense	-	4,535	-	-	-	4,535
Income tax effect, net, of employee stock related activity	-	592	-	-	-	592
Foreign currency translation	-	-	(7,792)	-	-	(7,792)
Balance at December 31, 2011	945	477,204	789	34,983	(16,075)	497,846
Net income	-	-	-	60,032	-	60,032
Employee stock options, restricted stock and employee stock purchase plan	12	1,088	-	-	(402)	698
Stock-based compensation expense	-	7,103	-	-	-	7,103
Income tax effect, net, of employee stock related activity	-	(433)	-	-	-	(433)
Treasury shares purchased at cost	-	-			(50,145)	(50,145)
Foreign currency translation	-	-	(1,523)	-	-	(1,523)
Balance at December 31, 2012	957	484,962	(734)	95,015	(66,622)	513,578
Net income	-	-	-	65,323	-	65,323
Employee stock options, restricted stock and employee stock purchase plan	23	8,284	-	-	(2,120)	6,187
Stock-based compensation expense	-	9,699	-	-	-	9,699
Income tax effect, net, of employee stock related activity	-	1,730	-	-	-	1,730
Treasury shares purchased at cost	-	-	-	-	(6,713)	(6,713)
Foreign currency translation	-	-	(8,750)	-	-	(8,750)
Balance at December 31, 2013	$980	$504,675	$(9,484)	$160,338	$(75,455)	$581,054

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Cash Flows
Years Ended December 31,

(In thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$65,323	$60,032	$80,017
Adjustments to reconcile net income to net cash provided by operations:
Impairment charges	176	443	-
Depreciation and amortization	44,198	32,821	28,971
Stock-based compensation expense	9,699	7,103	4,535
Provision for deferred income taxes	(7,832)	1,358	26,623
Net provision for doubtful accounts	416	1,709	2,400
(Gain) loss on sale of assets	(3,178)	724	630
Excess tax benefit from stock-based compensation	(2,146)	-	-
Change in assets and liabilities:
Decrease (increase) in receivables	32,172	23,565	(135,303)
Decrease (increase) in inventories	16,431	(28,758)	(48,129)
Decrease (increase) in other assets	4,574	(641)	(434)
(Decrease) increase in accounts payable	(17,733)	13,702	30,425
Increase (decrease) in accrued liabilities and other	9,803	(1,813)	(3,293)
Net cash provided by (used in) operating activities	151,903	110,245	(13,558)

Cash flows from investing activities:
Capital expenditures	(67,929)	(43,955)	(36,897)
Proceeds from sale of property, plant and equipment	1,313	863	522
Proceeds from sale of a business	13,329	-	-
Business acquisitions, net of cash acquired	(6,776)	(53,075)	(26,775)
Net cash used in investing activities	(60,063)	(96,167)	(63,150)

Cash flows from financing activities:
Borrowings on lines of credit	254,390	364,426	27,619
Payments on lines of credit	(328,086)	(296,944)	(9,951)
Principal payments on notes payable and long-term debt	(25)	(40)	(219)
Proceeds from employee stock plans	8,328	1,059	3,588
Post-closing payment for business acquisition	-	(11,892)	(2,055)
Purchase of treasury stock	(9,281)	(50,756)	(644)
Excess tax benefit from stock-based compensation	2,146	-	-
Net cash (used in) provided by financing activities	(72,528)	5,853	18,338

Effect of exchange rate changes on cash	(318)	1,668	607

Net increase (decrease) in cash and cash equivalents	18,994	21,599	(57,763)
Cash and cash equivalents at beginning of year	46,846	25,247	83,010

Cash and cash equivalents at end of year	$65,840	$46,846	$25,247

Cash paid for:
Income taxes (net of refunds)	$31,101	$24,508	$29,675
Interest	$10,189	$8,355	$7,794

See Accompanying Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Organization and Principles of Consolidation.  Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. We are a diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration and production (“E&P”) industry serving customers in North America, Europe, the Middle East and Africa (“EMEA”), Latin America and Asia Pacific regions. The consolidated financial statements include our company and our wholly-owned subsidiaries (“we”, “our” or “us”). All intercompany transactions are eliminated in consolidation.

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

Allowance for Product Returns.  We maintain reserves for estimated customer returns of unused materials in our Fluids Systems segment. The reserves are established based upon historical customer return levels and estimated gross profit levels attributable to product sales.

Inventories.  Inventories are stated at the lower of cost (principally average cost) or market. Certain conversion costs associated with the acquisition, production, blending and storage of inventory in our Fluids Systems segment as well as in the manufacturing operations in the Mats and Integrated Services segment are capitalized as a component of the carrying value of the inventory and expensed as a component of cost of revenues as the products are sold. Reserves for inventory obsolescence are determined based on the fair value of the inventory using factors such as our historical usage of inventory on-hand, future expectations related to our customers needs, market conditions and the development of new products.

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

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For financial reporting purposes, except as described below, depreciation is provided on property, plant and equipment, including assets held under capital leases, by utilizing the straight-line method over the following estimated useful service lives or lease term:

Computer hardware and office equipment (years)	3	-	5
Computer software (years)	3	-	10
Autos & light trucks (years)	5	-	7
Furniture, fixtures & trailers (years)	7	-	10
Composite mats (years)	7	-	12
Machinery and heavy equipment (years)	5	-	15
Owned buildings (years)	20	-	39
Leasehold improvements	Lease terms, including reasonably assured renewal periods

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

Revenue Recognition.  The Fluids Systems segment recognizes sack and bulk material additive revenues upon shipment of materials and passage of title. Formulated liquid systems revenues are recognized when utilized or lost downhole while drilling. An allowance for product returns is maintained, reflecting estimated future customer product returns. Engineering and related services are provided to customers as an integral component of the fluid system delivery, at agreed upon hourly or daily rates, and revenues are recognized when the services are performed.

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

Income Taxes.  We provide for deferred taxes using an asset and liability approach by measuring deferred tax assets and liabilities due to temporary differences existing at year end using currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances. We evaluate uncertain tax positions and record a liability as circumstances warrant. We have a $2.2 million and $2.8 million liability for uncertain tax positions recorded as of December 31, 2013 and 2012, respectively.

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

Foreign Currency Transactions.  The majority of our transactions are in U.S. dollars; however, our foreign subsidiaries maintain their accounting records in the respective local currency. These currencies are converted to U.S. dollars with the effect of the foreign currency translation reflected in “accumulated other comprehensive income (loss),” a component of stockholders’ equity. Foreign currency transaction gains and losses, if any, are credited or charged to income. We recorded a net transaction loss totaling $1.8 million, $0.7 million and $0.5 million in 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, accumulated other comprehensive loss related to foreign subsidiaries reflected in stockholders’ equity amounted to $9.5 million and $0.7 million, respectively.

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

New Accounting Standards.  In February 2013, the Financial Accounting Standards Board issued additional guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income which was effective for us beginning in the first quarter of 2013. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. During the year-ended December 31, 2013, we had no reclassifications out of accumulated other comprehensive income, as the only changes relate to foreign currency translation adjustments.

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

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 — Discontinued Operations

In May 2013, our Board of Directors approved commencement of a process to sell our Environmental Services business so that we can focus our efforts on expanding into new markets and developing new technologies in our core Fluids Systems and Mats and Integrated Services segments. In February 2014, we entered into a definitive agreement to sell this business, which is subject to regulatory approval and customary closing conditions. Under the terms of the agreement, Newpark will receive $100 million in cash, subject to adjustment based on actual working capital conveyed at closing. While containing representations, warranties and indemnities which are customary for transactions of this nature, the agreement significantly limits our post-closing environmental obligations, including those related to the waste transfer and disposal facilities. The agreement provides for a $5 million reverse-termination fee which will be payable to Newpark if the agreement is terminated under certain circumstances. The sale is expected to close in the first quarter of 2014, subject to customary conditions, including regulatory approval. As a result, we have reclassified all assets, liabilities and results of operations for this business to discontinued operations for all periods presented.

Summarized results of operations from discontinued operations are as follows:

	Year-ended December 31,
(In thousands)	2013	2012	2011

Revenues	$65,002	$54,066	$48,812
Income from discontinued operations before income taxes	17,773	13,609	11,909
Income from discontinued operations, net of tax	12,701	9,579	8,784

Assets and liabilities of discontinued operations as of December 31, 2013 and December 31, 2012 are as follows:

	December 31,
(In thousands)	2013	2012

Receivables, net	$11,915	$11,147
Prepaid expenses and other current assets	1,188	925
Property, plant and equipment	62,333	63,588
Other assets	3,584	3,616
Assets of discontinued operations	$79,020	$79,276

Accounts payable	$4,415	$5,259
Other Accrued liabilities	1,542	488
Deferred tax liability	12,449	12,129
Other noncurrent liabilities	10,291	8,126
Liabilities of discontinued operations	$28,697	$26,002

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3 — Inventories

Inventories consisted of the following items at December 31:

(In thousands)	2013	2012

Raw materials:
Drilling fluids	$153,901	$174,365
Mats	790	754
Total raw materials	154,691	175,119

Blended drilling fluids components	34,075	34,215

Finished goods- mats	914	400

Total	$189,680	$209,734

Raw materials consist primarily of barite, chemicals, and other additives that are consumed in the production of our drilling fluid systems. Our blended drilling fluids components consist of base drilling fluid systems that have been either mixed internally at our mixing plants or purchased from third party vendors. These base systems require raw materials to be added, as required to meet specified customer requirements.

The decline in inventory during 2013 reflects the $20.8 million decrease in U.S. barite ore inventories, as the 2012 levels were unusually high.

Note 4 — Property, Plant and Equipment

Our investment in property, plant and equipment consisted of the following at December 31:

(In thousands)	2013	2012

Land	$10,085	$6,789
Buildings and improvements	86,660	63,465
Machinery and equipment	209,874	221,730
Construction in progress	12,667	14,489
	319,286	306,473
Less accumulated depreciation	(137,702)	(139,438)
	181,584	167,035

Mats (rental fleet)	60,332	44,811
Less accumulated depreciation-mats	(24,906)	(21,444)
	35,426	23,367

Property, plant and equipment, net	$217,010	$190,402

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation expense was $29.4 million, $25.7 million and $22.6 million in 2013, 2012 and 2011, respectively.

In October 2013, we announced plans to expand our mat manufacturing facility, located in Carencro, Louisiana. The $40 million expansion project is expected to be completed in early 2015.

Note 5 — Goodwill, Other Intangibles and Impairments of Long-Lived Assets

Changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Fluids Systems	Mats and Integrated Services	Total

Balance at December 31, 2011	$57,041	$14,929	$71,970
Acquisition	15,060	-	15,060
Effects of foreign currency	358	-	358
Balance at December 31, 2012	72,459	14,929	87,388
Acquisition	-	4,544	4,544
Purchase price adjustments	2,692	-	2,692
Effects of foreign currency	(560)	-	(560)
Balance at December 31, 2013	$74,591	$19,473	$94,064

We have evaluated the carrying values of our goodwill and other indefinite-lived intangible assets as of November 1, 2013. We determine any impairment of goodwill by comparing the carrying amounts of our reporting units with fair values, which we estimate using a combination of a market multiple and discounted cash flow approach. In completing this evaluation, we determined that no reporting unit has a fair value below its net carrying value and therefore, no impairment was required.

Other intangible assets consist of the following:

	December 31, 2013			December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Intangible assets, net

Technology related	$5,318	$(3,065)	$2,253	$5,222	$(2,724)	$2,498
Customer related	38,684	(17,892)	20,792	42,540	(10,559)	31,981
Employment related	2,238	(934)	1,304	2,327	(593)	1,734
Total amortizing intangible assets	46,240	(21,891)	24,349	50,089	(13,876)	36,213

Permits and licenses	622	-	622	597	-	597
Trademarks	929	-	929	851	-	851
Total indefinite-lived intangible assets	1,551	-	1,551	1,448	-	1,448

Total intangible assets	$47,791	$(21,891)	$25,900	$51,537	$(13,876)	$37,661

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total amortization expense in 2013, 2012 and 2011 related to other intangible assets was $10.4 million, $3.3 million and $3.3 million, respectively. The increase in amortization expense in 2013 relates to the acquisition of Alliance Drilling Fluids, LLC in December 2012. See Note 6 Acquisitions in these Notes to Consolidated Financial Statements for additional details.

Estimated future amortization expense for the years ended December 31 is as follows (in thousands):

(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total

Technology related	$400	$387	$341	$341	$341	$442	$2,252
Customer related	6,882	3,792	2,667	2,006	1,431	4,015	20,793
Employment related	329	325	325	325	-	-	1,304
Total future amortization expense	$7,611	$4,504	$3,333	$2,672	$1,772	$4,457	$24,349

The average amortization period for technology related, customer related and employment related intangible assets is 14 years, 8 years and 5 years, respectively.

Note 6 — Acquisitions

In December 2012, we completed the acquisition of substantially all assets and operations of Alliance Drilling Fluids, LLC (“Alliance”), a provider of drilling fluids, proppant distribution, and related services headquartered in Midland, Texas. Total cash consideration at closing was $53.1 million, which was funded through borrowings on our revolving credit facility. Additional consideration up to $4.3 million may be payable based on the profitability of the proppant distribution business over the two year period following the acquisition.

The transaction has been recorded using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The excess of the total consideration, including projected additional consideration, was recorded as goodwill and includes the value of the assembled workforce. The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the December 31, 2012 acquisition date, including final adjustments to the purchase price allocation:

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands)

Receivables, net	$22,822
Inventories	5,779
Property, plant and equipment, net	4,932
Goodwill	14,220
Customer relationships	13,652
Tradename	2,020
Employment contracts	1,625
Deferred tax asset	181
Total assets acquired	$65,231

Accounts payable	$7,002
Accrued liabilities	4,149
Other noncurrent liabilities	1,005
Total liabilities assumed	$12,156

Total cash conveyed at closing	$53,075

The other non-current liabilities balance above includes $1.0 million of estimated post-closing payments due to the seller for the 2013 fiscal year, reflecting the expected contingent consideration described above.

In December 2013, we completed the acquisition of Terrafirma Roadways (“Terrafirma”), a provider of temporary roadways and worksites based in the United Kingdom, for total cash consideration of $6.8 million, net of cash acquired. Additional consideration up to $1.6 million may be payable based on earnings of business over the 18 month period following the acquisition. Prior to the acquisition, Terrafirma had been operating as a partner to the Company since 2008, developing a rental business with DURA-BASE® composite mats, primarily focused in the utility industry in the U.K.

The transaction has been recorded using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The excess of the total consideration, including projected additional consideration, was recorded as goodwill and includes the value of the assembled workforce. While the initial purchase price allocation has been completed, the allocation of the purchase price is subject to change for a period of one year following the acquisition. The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the December 2013 acquisition date:

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands)

Receivables, net	$2,155
Property, plant and equipment, net	2,160
Goodwill	4,544
Other intangibles, net	4,528
Total assets acquired	$13,387

Accounts payable	$3,350
Short-term debt	284
Accrued liabilities	285
Deferred tax liability	1,092
Other noncurrent liabilities	1,600
Total liabilities assumed	$6,611

Total cash conveyed at closing	$6,776

Pro forma results of operation for the acquired businesses have not been presented as the effect of these acquisitions are not material to our consolidated financial statements.

Note 7 — Financing arrangements

Financing arrangements consisted of the following at December 31, 2013 and 2012:

(In thousands)	2013	2012

Senior Notes	$172,500	$172,500
Revolving credit facility	-	84,000
Other	13,153	2,931
Total debt	$185,653	$259,431
Less: current portion	(12,867)	(2,599)
Long-term portion	$172,786	$256,832

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $125.0 million revolving credit facility (the “Credit Agreement”) which can be increased by $75.0 million for a maximum $200.0 million of capacity. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes prior to their maturity date.

The Credit Agreement provides a $125.0 million revolving loan facility available for borrowings and letters of credit and expires in November 2016. Under the terms of the Credit Agreement, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 300 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 200 basis points. The applicable margin on LIBOR borrowings on December 31, 2013 was 200 basis points. In addition, we are required to pay a commitment fee on the unused portion of the Credit Agreement of 37.5 basis points. The Credit Agreement contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of December 31, 2013.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2013, we had letters of credit issued and outstanding under the Credit Agreement which totaled $25.7 million leaving $99.3 million of availability at December 31, 2013. Additionally, our foreign operations had $13.2 million outstanding under lines of credit and other borrowings, as well as $0.8 million outstanding in letters of credit.

The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, including our accounts receivable and inventory. Additionally, a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

Our foreign subsidiaries, primarily those in Italy and Brazil, maintain local credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs, as well as to reduce the net investment in foreign operations subject to foreign currency risk. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was 14.11% and 2.81% on total outstanding balances of $13.2 million and $2.5 million at December 31, 2013 and 2012, respectively.

We incurred net interest expense of $11.3 million, $9.7 million and $9.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Scheduled maturities of all long-term debt are as follows (in thousands):

2015	$286
2016	-
2017	172,500
2018	-
Thereafter	-
Total	$172,786

Note 8 — Fair Value of Financial Instruments and Concentrations of Credit Risk

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at December 31, 2013 and December 31, 2012. The estimated fair value of our Senior Notes is $231.2 million at December 31, 2013 and $176.0 million at December 31, 2012, based on quoted market prices at these respective dates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, trade accounts and notes receivable.  At December 31, 2013, substantially all of our cash deposits are held in accounts at numerous financial institutions across the various regions that we operate in. A majority of the cash is held in accounts that maintain deposit ratings of P-1 by Moody’s, A-1 by Standard and Poor’s, and F1 by Fitch.  As part of our investment strategy, we perform periodic evaluations of the relative credit standing of these financial institutions.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Receivable

Accounts receivable at December 31, 2013 and 2012 include the following:

(In thousands)	2013	2012

Gross trade receivables	$252,168	$296,117
Allowance for doubtful accounts	(4,142)	(3,950)
Net trade receivables	248,026	292,167

Other receivables	20,503	20,125

Total receivables, net	$268,529	$312,292

Other receivables includes $15.6 million and $17.7 million for value-added and goods and service taxes related to foreign jurisdictions, as well as other tax related receivables as of December 31, 2013 and 2012, respectively.

We derive a significant portion of our revenues from companies in the E&P industry, and our customer base is highly concentrated in major and independent oil and gas E&P companies operating in the markets that we serve. In 2013, approximately 50% of our consolidated revenues from continuing operations were derived from our 20 largest customers. We maintain an allowance for losses based upon the expected collectability of accounts receivable. Changes in this allowance for 2013, 2012 and 2011 are as follows:

(In thousands)	2013	2012	2011
Balance at beginning of year	$3,950	$3,149	$5,571
Provision for uncollectible accounts	309	1,614	2,403
Write-offs, net of recoveries	(117)	(813)	(4,825)
Balance at end of year	$4,142	$3,950	$3,149

The Consolidated Statements of Cash Flows included in this Item 8 of these Financial Statements and Supplementary Data include a provision for uncollectible accounts related to operations that are classified as discontinued operations as of December 31, 2013, 2012 and 2011. However, these amounts were minimal for the periods presented.

During 2011, $5.2 million of fully reserved trade receivables were written off against the allowance for doubtful accounts. During the years ended December 31, 2013, 2012 and 2011, no single customer accounted for more than 10% of total sales.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9 — Income Taxes

The provision for income taxes charged to continuing operations was as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011

Current tax expense (benefit):
U.S. Federal	$24,275	$19,020	$7,067
State	1,595	1,602	2,724
Foreign	7,085	8,682	7,234
Total current	32,955	29,304	17,025

Deferred tax expense (benefit):
U.S. Federal	(2,057)	(1,082)	22,280
State	(598)	(1,219)	384
Foreign	(1,575)	4,343	185
Total deferred	(4,230)	2,042	22,849

Total provision	$28,725	$31,346	$39,874

The total provision was allocated to the following components of income:

	Year Ended December 31,
(In thousands)	2013	2012	2011

Income from continuing operations	$28,725	$31,346	$39,874
Income from discontinued operations	5,072	4,030	3,125

Total provision	$33,797	$35,376	$42,999

Income from continuing operations before income taxes was as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011

U.S.	$65,310	$54,603	$83,358
Foreign	16,037	27,196	27,749
Income from continuing operations before income taxes	$81,347	$81,799	$111,107

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
	2013	2012	2011

Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	4.3%	1.9%	2.1%
Manufacturing deduction	(2.5%)	(2.2%)	(0.8%)
Different rates on earnings of foreign operations	(4.6%)	(3.4%)	(2.6%)
Change in valuation allowance	3.0%	(2.1%)	(1.2%)
Uncertain tax positions	(0.8%)	1.9%	(0.3%)
Foreign tax withholdings	0.2%	5.2%	0.8%
State tax expense, net	0.5%	1.5%	1.9%
Other	0.2%	0.5%	1.0%

Total income tax expense	35.3%	38.3%	35.9%

The Company’s effective tax rate has been positively impacted by lower tax rates in certain foreign jurisdictions such as Romania and Algeria. The 2012 provision for income taxes included a $3.9 million charge associated with a tax assessment and related increase in tax rate for the period of 2006 through 2012 in a foreign subsidiary.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

(In thousands)	2013	2012

Deferred tax assets:
Net operating losses	$16,064	$14,965
Accruals not currently deductible	12,901	11,020
Bad debts	1,166	1,123
Foreign tax credits	1,653	1,653
Other	4,135	4,745
Total deferred tax assets	35,919	33,506
Valuation allowance	(15,024)	(13,834)
Total deferred tax assets, net of allowances	20,895	19,672

Deferred tax liabilities:
Accelerated depreciation and amortization	(29,530)	(30,407)
Other	(7,776)	(12,477)
Total deferred tax liabilities	(37,306)	(42,884)

Total net deferred tax liability	$(16,411)	$(23,212)

Current portion of deferred tax assets	$11,272	$11,251
Non current portion of deferred tax assets	119	274
Current portion of deferred tax liabilities	(742)	(518)
Non current portion of deferred tax liabilities	(27,060)	(34,219)
Net deferred tax liabilities	$(16,411)	$(23,212)

For state income tax purposes, we have net operating loss carryforwards (“NOLs”) of approximately $209 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in year 2014 through 2030. Foreign NOLs of approximately $15.9 million are available to reduce future taxable income, some of which expire beginning in 2015.

The realization of our net deferred tax assets is dependent on our ability to generate taxable income in future periods. At December 31, 2013 and December 31, 2012, we have recorded a valuation allowance in the amount of $15.0 million and $13.6 million, respectively, related to state and foreign NOL carryforwards.

Unremitted foreign earnings permanently reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $112.6 million and $95.0 million at December 31, 2013 and 2012, respectively. We have the ability and intent to leave these foreign earnings permanently reinvested abroad.

We file an income tax return in the U.S. federal jurisdiction, and various state and foreign jurisdictions and are subject to tax examinations in the various jurisdictions in which we file. We are no longer subject to income tax examinations for substantially all tax jurisdictions for years prior to 2000.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending provision for uncertain tax positions is as follows:

(In thousands)	2013	2012	2011

Balance at January 1	$2,753	$1,218	$1,568
Additions (reductions) for tax positions of prior years	(650)	1,350	(350)
Additions for tax positions of current year	72	185	-
Balance at December 31	$2,175	$2,753	$1,218

The provision for uncertain tax positions, if recognized, would affect the annual effective tax rate. The Company recognizes accrued interest and penalties related to uncertain tax positions in operating expenses. During the year ended December 31, 2012, the Company recognized approximately $0.4 million in interest and penalties. The Company had approximately $0.2 million and $0.4 million for the payment of interest and penalties accrued at December 31, 2013 and 2012, respectively.

Note 10 — Capital Stock

Common stock

Changes in outstanding Common Stock for the years ended December 31, 2013, 2012 and 2011 were as follows:

(In thousands of shares)	2013	2012	2011

Outstanding, beginning of year	95,734	94,498	93,143
Shares issued upon exercise of options	1,386	286	671
Shares issued for grants of time vested restricted stock	911	950	684
Outstanding, end of year	98,031	95,734	94,498

Preferred stock

We are authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value. There was no outstanding preferred stock at December 31, 2013, 2012 or 2011.

Treasury stock

During 2013, 2012 and 2011, 222,175, 104,995 and 72,721 shares were repurchased, respectively, for an aggregate price of $2.6 million, $0.6 million and $0.6 million, respectively, representing employee shares surrendered in lieu of taxes under vesting of restricted stock awards. All of the shares repurchased are held as treasury stock. We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

During 2013, 2012 and 2011, 67,622, 34,724 and 35,646 shares of treasury stock were re-issued, respectively, pursuant to our employee stock purchase plan.

Share repurchase program

In February 2012, our Board of Directors approved a share repurchase program that authorized the repurchase of up to $50.0 million of our outstanding shares of common stock. During 2012, we executed the full $50.0 million of repurchases authorized, purchasing 7,241,693 shares for an aggregate price of approximately $6.92 per share, including commissions.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April 2013, our Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. These purchases are funded with a combination of cash generated from operations and borrowings under the Company’s revolving credit facility, and the repurchase program has no specific term. The Company may repurchase shares in the open market or as otherwise determined by management, subject to market conditions, business opportunities and other factors. As part of the share repurchase program, the Company’s management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. During 2013, 562,341 shares were repurchased for an average price of approximately $11.94 per share, including commissions. All of the shares repurchased are held as treasury stock. We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

In February 2014, our Board of Directors authorized an amendment to the $50.0 million repurchase program to increase the amount authorized to $100.0 million, subject to completion of the Environmental Services divesture.

Note 11 — Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share from continuing operations:

	Year Ended December 31,
(In thousands, except per share data)	2013	2012	2011

Basic EPS:
Income from continuing operations	$52,622	$50,453	$71,233

Weighted average number of common shares outstanding	85,095	87,522	90,022

Basic income from continuing operations per common share	$0.62	$0.58	$0.79

Diluted EPS:
Income from continuing operations	$52,622	$50,453	$71,233
Assumed conversions of Senior Notes	5,005	4,771	4,898
Adjusted income from continuing operations	$57,627	$55,224	$76,131

Weighted average number of common shares outstanding-basic	85,095	87,522	90,022
Add: Dilutive effect of stock options and restricted stock awards	1,767	876	965
Dilutive effect of Senior Notes	15,682	15,682	15,682

Diluted weighted average number of common shares outstanding	102,544	104,080	106,669

Diluted income from continuing operations per common share	$0.56	$0.53	$0.71

Stock options and warrants excluded from calculation of diluted earnings per share because anti-dilutive for the period	415	2,671	2,907

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12 — Stock Based Compensation and Other Benefit Plans

The following describes stockholder approved plans utilized by the Company for the issuance of stock based awards.

2004 Non-Employee Directors’ Incentive Compensation Plan

In June 2004, our stockholders approved the 2004 Non-Employee Directors’ Stock Option Plan (“2004 Plan”). During 2007, stockholders approved the amended and restated 2004 Plan (renamed the 2004 Non-Employee Directors’ Incentive Compensation Plan) which authorizes grants of restricted stock to non-employee directors instead of stock options. In 2013, non-employee directors received shares of restricted stock totaling 67,365 shares with a grant date fair value of $11.43 per share (valued as of the date of the annual stockholder’s meeting), upon their election or re-election. At December 31, 2013, 180,608 shares remained available for award under the amended 2004 Plan.

2006 Equity Incentive Plan

In December 2006, our stockholders approved the 2006 Equity Incentive Plan ( “2006 Plan”), pursuant to which the Compensation Committee of our Board of Directors (“Compensation Committee”) may grant to key employees, including executive officers and other corporate and divisional officers, a variety of forms of equity-based compensation, including options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards, and performance-based awards. During 2011, the 2006 Plan was amended to increase the number of shares available for issuance from 5,000,000 to 8,000,000. In 2013, the 2006 Plan was further amended to increase the number of shares available for issuance from 8,000,000 to 12,250,000 shares. At December 31, 2013, 3,737,772 shares remained available for award under the 2006 Plan, as amended.

The Compensation Committee approves the granting of all stock based compensation to employees, utilizing shares available under the 2006 Plan. Stock based awards are granted in a variety of forms, including stock options, restricted stock awards and performance-based restricted stock units. Activity under each of these programs is described below.

Stock Options & Cash-Settled Stock Appreciation Rights

Stock options granted by the Compensation Committee are generally granted with a three year vesting period and a term of ten years. During 2013, 497,658 options were granted with a three year vesting period and a ten year term. The exercise price of each stock option granted was equal to the fair market value on the date of grant.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes activity for our outstanding stock options for the year ended December 31, 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at beginning of period	4,480,026	$6.13
Granted	497,658	11.43
Exercised	(1,386,431)	6.01
Expired or cancelled	(141,886)	6.33
Outstanding at end of period	3,449,367	$6.94	6.97	$18,455,618

Vested or expected to vest at end of period	3,386,579	$6.91	6.94	$18,236,435
Options exercisable at end of period	1,898,195	$6.23	5.66	$11,502,128

We estimated the fair value of options granted on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011

Risk-free interest rate	1.02%	0.68%	1.59%
Expected life of the option in years	5.22	5.22	5.22
Expected volatility	53.7%	60.3%	63.1%
Dividend yield	-	-	-

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

The following table summarizes information about the weighted-average exercise price and the weighted-average grant date fair value of stock options granted:

	Year Ended December 31,
	2013	2012	2011

Weighted-average exercise price of the stock on the date of grant	$11.43	$5.57	$9.13
Weighted-average grant date fair value on the date of grant	$5.42	$2.89	$5.00

All stock options granted for the years ended December 31, 2013, 2012 and 2011 reflected an exercise price equal to the market value of the stock on the date of grant.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total intrinsic value of options exercised was $6.1 million, $1.0 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, while cash from option exercises totaled $8.3 million, $1.1 million and $3.6 million, respectively.

The following table summarizes activity for outstanding cash-settled stock appreciation rights for the year-ended December 31, 2013:

Rights

Outstanding at the beginning of the period	271,566
Exercised	(130,733)
Expired or cancelled	(6,000)
Outstanding at the end of the period	134,833

Exercisable at end of period	134,833

During 2013, there were no additional grants of cash-settled stock appreciation rights. The remaining outstanding cash-settled stock appreciation rights, if exercised, will ultimately be settled in cash for the difference between market value of our outstanding shares at the date of exercise, and $7.89. As such, the projected cash settlement is adjusted each period based upon the ending fair market value of the underlying stock. At December 31, 2013, the fair market value of each cash-settled stock appreciation right was $4.58, resulting in a liability of $0.6 million.

Total compensation cost recognized for stock options and cash-settled stock appreciation rights during the years ended December 31, 2013, 2012 and 2011 was $3.3 million, $2.3 million and $2.1 million, respectively. For the years ended December 31, 2013, 2012 and 2011, we recognized tax benefits resulting from the exercise of stock options totaling $1.9 million, $0.3 million and $0.8 million, respectively.

Performance-Based Restricted Stock Units & Cash-Settled Performance-Based Restricted Stock Units

The Compensation Committee may use various business criteria to set the performance objectives for awards of performance-based restricted stock units. During 2013, performance-based awards were awarded to executive officers. The performance-based restricted stock units will be settled in shares of common stock and will be based on the relative ranking of the Company’s total shareholder return (“TSR”) as compared to the TSR of the Company’s designated peer group for 2013. The performance period began May 3, 2013 and ends June 1, 2016, with the ending TSR price being equal to the average closing price of our shares over the 30-calendar days ending June 1, 2016. A total of 149,532 performance restricted stock units were granted with the payout of shares for each executive ranging from 0%-150% of target. The estimated fair value of each restricted stock unit at the date of grant using the Monte Carlo valuation model was $13.11. The valuation was determined as of June 3, 2013, which included a risk free interest rate of 0.52%, the average closing price of our shares over the 30-calendar days ending June 3, 2013 of $11.33 and expected volatility of 53.58%. No performance-based awards were granted during 2012 or 2011.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes activity for outstanding performance-based restricted stock units for the year-ended December 31, 2013:

Nonvested Shares (Performance-Based)	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of the period	-	$-
Granted	149,532	13.11
Outstanding at the end of the period	149,532	$13.11

During 2013, $0.4 million was recognized in compensation cost for performance-based restricted stock units, while no compensation cost was recognized during the years ended 2012 or 2011.

Restricted Stock Awards and Units

Time-vested restricted stock awards and restricted stock units are periodically granted to key employees, including grants for employment inducements, as well as to members of our Board of Directors. Employee awards provide for vesting periods ranging from three to four years. Non-employee director grants fully vest at the one year anniversary from the date of grant. Upon vesting of these grants, shares are issued to award recipients. The following tables summarize our activity for our outstanding time-vesting restricted stock awards and restricted stock units for the year-ended December 31, 2013:

Nonvested Shares (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2013	1,686,981	$6.85
Granted	960,129	11.78
Vested	(770,270)	6.71
Forfeited	(103,986)	7.78
Nonvested at December 31, 2013	1,772,854	$9.52

Nonvested Share Units (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2013	131,741	$7.14
Granted	72,115	11.43
Vested	(49,097)	11.40
Forfeited	(3,771)	5.57
Nonvested at December 31, 2013	150,988	$7.84

Total compensation cost recognized for restricted stock awards and restricted stock units was $6.7 million, $4.6 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011 respectively. Total unrecognized compensation cost at December 31, 2013 related to restricted stock awards and restricted stock units is approximately $14.0 million which is expected to be recognized over the next 3.0 years. During the years ended December 31, 2013, 2012 and 2011, the total fair value of shares vested was $9.5 million, $2.5 million and $3.2 million, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the years ended December 31, 2013, 2012 and 2011, we recognized tax benefits resulting from the vesting of share awards totaling $3.0 million, $0.9 million and $1.1 million, respectively.

Defined Contribution Plan

Substantially all of our U.S. employees are covered by a defined contribution plan (“401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined in the 401(k) Plan. Participants’ contributions, up to 3% of compensation, are matched 100% by us, and the participants’ contributions, from 3% to 6% of compensation, are matched 50% by us. Under the 401(k) Plan, our cash contributions were $3.4 million, $3.3 million and $2.8 million in 2013, 2012 and 2011, respectively.

Note 13 — Segment and Related Information

Our Company consists of two reportable segments, which offer different products and services to a relatively homogenous customer base. The reportable segments include: Fluids Systems and Mats and Integrated Services. In February 2014, we entered into an agreement to sell our Environmental Services business, which was previously reported as a third operating segment. This business is now reported within discontinued operations, as the sale is expected to be completed in the first quarter of 2014. Intersegment revenues are generally recorded at cost for items which are included in inventory of the purchasing segment, and at standard markups for items which are included in cost of revenues of the purchasing segment. All intersegment revenues and related profits have been eliminated.

Fluids Systems — Our Fluids Systems business offers customized solutions including highly technical drilling projects involving complex subsurface conditions, such as horizontal directional, geologically deep or deep water drilling. These projects require increased monitoring and critical engineering support of the fluids system during the drilling process. We provide drilling fluids products and technical services to markets in North America, EMEA, Latin America, and the Asia Pacific region. Additionally, following our December 2012 purchase of Alliance Drilling Fluids we provide stimulation products (proppants), and other specialty chemicals and fluids and related services.

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

We manufacture our DURA-BASE® composite mat system for sales as well as for use in our domestic and international rental operations. Our marketing efforts for this product remain focused in principal oil and gas industry markets which include the U.S., Asia Pacific, Latin America, EMEA, as well as markets outside the E&P sector in the U.S. and Europe. We believe these mats have worldwide applications outside our traditional oilfield market, primarily in infrastructure construction, maintenance and upgrades of electric utility transmission lines, military logistics and as temporary roads for movement of oversized or unusually heavy loads.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized financial information concerning our reportable segments is shown in the following tables:

	Year Ended December 31,
(In thousands)	2013	2012	2011

Revenues
Fluids Systems	$926,392	$861,670	$798,957
Mats & Integrated Services	115,964	122,283	110,411
Total Revenues	$1,042,356	$983,953	$909,368

Depreciation and Amortization
Fluids Systems	$26,679	$18,419	$17,126
Mats & Integrated Services	10,501	7,952	7,581
Corporate Office	2,584	2,575	1,248
Total Depreciation and Amortization	$39,764	$28,946	$25,955

Operating Income (loss)
Fluids Systems	$72,604	$59,987	$90,683
Mats & Integrated Services	49,394	54,251	52,678
Corporate Office	(27,553)	(21,963)	(22,506)
Operating Income	$94,445	$92,275	$120,855

Segment Assets
Fluids Systems	$733,340	$790,147	$673,794
Mats & Integrated Services	112,619	81,252	93,078
Assets of discontinued operations	79,020	79,276	70,644
Corporate	43,438	43,866	49,321
Total Assets	$968,417	$994,541	$886,837

Capital Expenditures
Fluids Systems	$39,316	$27,916	$16,033
Mats & Integrated Services	26,455	8,174	7,629
Corporate	464	6,307	11,542
Total Capital Expenditures	$66,235	$42,397	$35,204

The Consolidated Statements of Cash Flows included in this Item 8 of these Financial Statements and Supplementary Data include $4.4 million, $3.9 million and $3.0 million in depreciation and amortization expense and capital expenditures of $1.7 million, $1.6 million and $1.7 million related to operations that are classified as discontinued operations as of December 31, 2013, 2012 and 2011, respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth information about our operations by geographic area. Revenues by geographic location are determined based on the operating location from which services are rendered or products are sold.

	Year Ended December 31,
(In thousands)	2013	2012	2011

Revenue
United States	$717,263	$684,084	$641,393
Canada	47,559	48,643	51,713
EMEA	141,535	121,175	115,319
Latin America and Mexico	99,587	88,157	76,355
Asia Pacific	36,412	41,894	24,588
Total Revenue	$1,042,356	$983,953	$909,368

Long-Lived Assets
United States	$250,724	$237,751	$192,391
Canada	10,862	11,830	11,730
EMEA	44,262	30,729	25,814
Latin America and Mexico	9,852	11,158	12,920
Asia Pacific	27,241	31,539	29,463
Total Long-Lived Assets	$342,941	$323,007	$272,318

No single customer accounted for more than 10% of our consolidated revenues for years ended December 31, 2013, 2012 or 2011.

Note 14 — Supplemental Cash Flow and Other Information

Included in accounts payable and accrued liabilities at December 31, 2013, 2012, and 2011, were capital expenditures of $1.5 million, $1.0 million, and $3.7 million, respectively. Amounts related to discontinued operations were insignificant in all three years.

Accrued liabilities at December 31, 2013 and 2012 were $46.3 million and $42.1 million respectively. The balance at December 31, 2013 and December 31, 2012 included $17.4 million and $14.0 million for employee incentives and other compensation related expenses, respectively.

During the years ended December 31, 2013, 2012 and 2011, we did not finance the acquisition of property, plant and equipment with capital leases.

Note 15 — Commitments and Contingencies

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. In the opinion of management, any liability in these matters should not have a material effect on our consolidated financial statements.

Leases

We lease various manufacturing facilities, warehouses, office space, machinery and equipment, including transportation equipment, under operating leases with remaining terms ranging from one to six years, with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were approximately $30.2 million, $26.5 million and $24.2 million for the years ending 2013, 2012 and 2011, respectively. Total rental expense includes $5.7 million, $5.2 million and $4.8 million for our Environmental Services business classified as discontinued operations for the years ending 2013, 2012 and 2011 respectively.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year are included in the table below. Future minimum payments under capital leases are not significant.

(In thousands)
2014	$13,832
2015	7,992
2016	5,589
2017	3,824
2018	2,367
Thereafter	2,043
$35,647

(1)   The table includes $3.7 million in future minimum payments related to our Environmental Services business classified as discontinued operations.

Other

In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $4.0 million and $3.9 million at December 31, 2013 and 2012. We also had $9.9 million and $8.6 million in guarantee obligations in connection with facility closure bonds and other performance bonds issued by insurance companies outstanding as of December 31, 2013 and 2012, of which $9.3 million and $7.0 million in obligations related to operations that are classified as discontinued operations as of December 31, 2013 and 2012, respectively. The definitive agreement for the sale of our Environmental Services business requires the purchaser to replace these facility closure bonds and performance bonds following the closing of such sale.

Other than normal operating leases for office and warehouse space, barges, rolling stock and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

We are self-insured for health claims, subject to certain “stop loss” insurance policies. Claims in excess of $225,000 per incident are insured by third-party insurers. We had accrued liabilities of $1.2 million for unpaid claims incurred, based on historical experience at December 31, 2013 and 2012. Substantially all of these estimated claims are expected to be paid within six months of their occurrence.

We are self-insured for certain workers’ compensation, auto and general liability claims up to a certain policy limit. Claims in excess of $750,000 are insured by third-party reinsurers. At December 31, 2013 and 2012, we had accrued a liability of $2.5 million and $3.1 million, respectively, for the uninsured portion of claims.

We maintain accrued liabilities for asset retirement obligations, which represent obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. Our asset retirement obligations primarily relate to repair cost obligations associated with the return of leased barges as well as required expenditures associated with owned and leased facilities. Upon settlement of the liability, a gain or loss for any difference between the settlement amount and the liability recorded is recognized. As of December 31, 2013 and 2012, we had accrued asset retirement obligations of $3.3 million and $2.7 million, including $2.9 million and $2.3 million, respectively, reflecting obligations within discontinued operations.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 16 — Supplemental Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2013
Revenues	$267,923	$259,376	$268,132	$246,925
Operating income	24,861	21,596	25,645	22,343
Income from continuing operations	14,867	11,859	15,431	10,465
Net income	17,375	15,664	18,760	13,524

Income per common share -basic:
Income from continuing operations	0.18	0.14	0.18	0.12
Net income	0.21	0.19	0.22	0.16

Income per common share -diluted:
Income from continuing operations	0.16	0.13	0.16	0.12
Net income	0.18	0.17	0.20	0.14

Fiscal Year 2012
Revenues	$249,029	$232,459	$246,524	$255,941
Operating income	22,560	21,241	25,667	22,807
Income from continuing operations	13,117	11,989	16,567	8,780
Net income	15,634	14,463	18,742	11,193

Income per common share -basic:
Income from continuing operations	0.14	0.14	0.19	0.10
Net income	0.17	0.16	0.22	0.13

Income per common share -diluted:
Income from continuing operations	0.13	0.13	0.18	0.10
Net income	0.16	0.15	0.20	0.12

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2013.

Changes in internal control over financial reporting

The SEC allows companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. In December 2013, we acquired Terrafirma Roadways (“Terrafirma”), a provider of temporary roadway and worksite solutions headquartered in the United Kingdom. For purposes of determining the effectiveness of our internal control over financial reporting, management has excluded Terrafirma from its evaluation of these matters.

There have been no other changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making its assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Control — Integrated Framework.” We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The SEC allows companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. In December 2013, we acquired Terrafirma Roadways (“Terrafirma”), a provider of temporary roadway and worksite solutions headquartered in the United Kingdom. For purposes of determining the effectiveness of our internal control over financial reporting, management has excluded Terrafirma from its evaluation of these matters.

                    /s/  Paul L. Howes

Paul L. Howes

President, Chief Executive Officer

                /s/  Gregg S. Piontek

Gregg S. Piontek

Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Newpark Resources, Inc.

The Woodlands, Texas

We have audited the internal control over financial reporting of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s Report on Internal Control Over Financial Reporting, in December 2013, excluded management’s assessment of the internal control over financial reporting at Terrafirma Roadways, a provider of temporary roadway and worksite solutions headquartered in the United Kingdom (“Terrafirma”), which was acquired on December 11, 2013 and whose financial statements constitute 1% of consolidated total assets and less than 1% of revenues and net income from continuing operations of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Terrafirma. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013, of the company and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 28, 2014

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The information required by this Item is incorporated by reference to the “Executive Officers” and “Election of Directors” sections of the definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders.

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

The information required by this Item is incorporated by reference to the “Executive Compensation” section of the definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the “Ownership of Common Stock” section of the definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the “Related Person Transactions” and “Director Independence” sections of the definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the “Independent Auditor” section of the definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders.

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

*10.3

Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).

*10.4

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

*10.6

Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).

*10.7	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).

*10.8

Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).

*10.9

Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).

*10.10

Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated April 20, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).

10.11

Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).

*10.12

First Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).

*10.13

Newpark Resources, Inc. 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).

10.14

Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).

*10.15

Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated April 20, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

*10.16

Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated April 22, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

*10.17

Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola dated April 22, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

*10.18

Extension Letter Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated November 30, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).

*10.19

Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated November 30, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).

*10.20

Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola dated November 30, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).

10.21

Employment Agreement, dated as of October 15, 2010, by and between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2010 (SEC File No. 001-02960).

10.22

Change in Control Agreement dated as of October 15, 2010, by and between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2010 (SEC File No. 001-02960).

10.23	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).

†*10.24	Director Compensation Summary.

*10.25

Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on August 14, 2009 (SEC File No. 333-161378).

*10.26

Amendment No. 1 to the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.27

Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.28

Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.29

Form of Restricted Stock Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.30

Form of Restricted Stock Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.31

Newpark Resources, Inc. 2003 Long Term Incentive Plan, Amended and Restated Effective March 8, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2011 (SEC File No. 001-02960).

*10.32

Form of Restricted Stock Agreement under the 2003 Long Term Incentive Plan, Amended and Restated Effective March 8, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2011 (SEC File No. 001-02960).

*10.33

Employment Agreement, dated October 18, 2011, by and between Newpark Resources, Inc. and Gregg Steven Piontek, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2011 (SEC File No. 001-02960).

*10.34

Indemnification Agreement, dated October 26, 2011, between Gregg S. Piontek and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2011 (SEC File No. 001-02960).

10.35

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

*10.36

Employment Agreement, dated December 29, 2011, between Lee Ann Kendrick and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2012 (SEC File No. 001-02960).

*10.37

Indemnification Agreement, dated May 23, 2012, between Lee Ann Kendrick and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.38

Form of Restricted Stock Unit for Participants Outside the United States under the 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.39

Form of Non-Qualified Stock Option Agreement for Participants Outside the United States under the 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.40

Second Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.41

Amendment to Employment Agreement, dated December 31, 2012, between Mark Airola and Newpark Resources, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2013 (SEC File No. 001-02960).

*10.42

Amendment to Employment Agreement, dated December 31, 2012, between Bruce Smith and Newpark Resources, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2013 (SEC File No. 001-02960).

10.43

Asset Purchase Agreement, dated December 28, 2012, between Alliance Drilling Fluids, LLC, Xtreme Specialty Products, LLC, Prop-Tech Services, LLC, each of the members listed therein, Newpark Drilling Fluids LLC and Newpark Resources, Inc.

*10.44

Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

*10.45

Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

*10.46

Form of Restricted Stock Agreement under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

*10.47

Form of Restricted Stock Unit Agreement under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan (Time-Based), incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 on June 6, 2013 (SEC File No. 333-189127).

*10.48

Form of Restricted Stock Unit Agreement under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan (Performance Based), incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

*10.49

Form of Non-Qualified Stock Option for participants outside the United States under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan (Time Based), incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

*10.50

Third Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Director’s Restricted Stock Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 26, 2013 (SEC File No. 001-02960).

*10.51

Amendment No. 1 Newpark Resources, Inc. 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 25, 2013 (SEC File No. 001-02960).

†10.52

First Amendment to Second Amended and Restated Credit Agreement dated October 10, 2012 among Newpark Resources, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent.

10.53

Second Amendment to Second Amended and Restated Credit Agreement, dated February 13, 2014, by and among Newpark Resources, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, National Association, as Documentation Agent, as the several lenders parties thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2014 (SEC File No. 001-02960).

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

Dated: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul L. Howes	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014
Paul L. Howes

/s/ Gregg S. Piontek	Vice President and Chief Financial Officer (Principal Financial Accounting Officer)	February 28, 2014
Gregg S. Piontek

/s/ Jerry W. Box	Chairman of the Board	February 28, 2014
Jerry W. Box

/s/ James W. McFarland	Director, Member of the Audit Committee	February 28, 2014
James W. McFarland

/s/ G. Stephen Finley	Director, Member of the Audit Committee	February 28, 2014
G. Stephen Finley

/s/ Gary L. Warren	Director, Member of the Audit Committee	February 28, 2014
Gary L. Warren

/s/ David C. Anderson	Director	February 28, 2014
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

*10.3

Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).

*10.4

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

*10.6

Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).

*10.7	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).

*10.8

Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).

*10.9

Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).

*10.10

Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated April 20, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).

10.11

Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).

*10.12

First Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).

*10.13

Newpark Resources, Inc. 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).

10.14

Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).

*10.15

Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated April 20, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

*10.16

Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated April 22, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

*10.17

Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola dated April 22, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

*10.18

Extension Letter Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated November 30, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).

*10.19

Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated November 30, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).

*10.20

Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola dated November 30, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).

10.21

Employment Agreement, dated as of October 15, 2010, by and between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2010 (SEC File No. 001-02960).

10.22

Change in Control Agreement dated as of October 15, 2010, by and between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2010 (SEC File No. 001-02960).

10.23	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).

†*10.24	Director Compensation Summary.

*10.25

Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on August 14, 2009 (SEC File No. 333-161378).

*10.26

Amendment No. 1 to the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.27

Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.28

Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.29

Form of Restricted Stock Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.30

Form of Restricted Stock Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.31

Newpark Resources, Inc. 2003 Long Term Incentive Plan, Amended and Restated Effective March 8, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2011 (SEC File No. 001-02960).

*10.32

Form of Restricted Stock Agreement under the 2003 Long Term Incentive Plan, Amended and Restated Effective March 8, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2011 (SEC File No. 001-02960).

*10.33

Employment Agreement, dated October 18, 2011, by and between Newpark Resources, Inc. and Gregg Steven Piontek, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2011 (SEC File No. 001-02960).

*10.34

Indemnification Agreement, dated October 26, 2011, between Gregg S. Piontek and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2011 (SEC File No. 001-02960).

10.35

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

*10.36

Employment Agreement, dated December 29, 2011, between Lee Ann Kendrick and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2012 (SEC File No. 001-02960).

*10.37

Indemnification Agreement, dated May 23, 2012, between Lee Ann Kendrick and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.38

Form of Restricted Stock Unit for Participants Outside the United States under the 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.39

Form of Non-Qualified Stock Option Agreement for Participants Outside the United States under the 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.40

Second Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.41

Amendment to Employment Agreement, dated December 31, 2012, between Mark Airola and Newpark Resources, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2013 (SEC File No. 001-02960).

*10.42

Amendment to Employment Agreement, dated December 31, 2012, between Bruce Smith and Newpark Resources, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2013 (SEC File No. 001-02960).

10.43

Asset Purchase Agreement, dated December 28, 2012, between Alliance Drilling Fluids, LLC, Xtreme Specialty Products, LLC, Prop-Tech Services, LLC, each of the members listed therein, Newpark Drilling Fluids LLC and Newpark Resources, Inc.

*10.44

Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

*10.45

Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

*10.46

Form of Restricted Stock Agreement under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

*10.47

Form of Restricted Stock Unit Agreement under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan (Time-Based), incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 on June 6, 2013 (SEC File No. 333-189127).

*10.48

Form of Restricted Stock Unit Agreement under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan (Performance Based), incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

*10.49

Form of Non-Qualified Stock Option for participants outside the United States under the Newpark Resources, Inc. Amended and Restated 2006 Equity Incentive Plan (Time Based), incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on June 6, 2013 (SEC File No. 333-189127).

*10.50

Third Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Director’s Restricted Stock Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 26, 2013 (SEC File No. 001-02960).

*10.51

Amendment No. 1 Newpark Resources, Inc. 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 25, 2013 (SEC File No. 001-02960).

†10.52

First Amendment to Second Amended and Restated Credit Agreement dated October 10, 2012 among Newpark Resources, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent.

10.53

Second Amendment to Second Amended and Restated Credit Agreement, dated February 13, 2014, by and among Newpark Resources, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, National Association, as Documentation Agent, as the several lenders parties thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2014 (SEC File No. 001-02960).

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