Form 10-Q
period 2014-03-31
NEWPARK RESOURCES INC
filed 2014-04-25
CIK 71829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Yes                    No           √

As of April 17, 2014, a total of 84,852,299 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED

MARCH 31, 2014

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking statements in other materials we release to the public. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified in Item 1A, “Risk Factors,” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, and those set forth from time to time in our filings with the Securities and Exchange Commission, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.

We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in Item 1A, “Risk Factors”, in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013.

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	March 31, 2014	December 31, 2013

ASSETS
Cash and cash equivalents	$130,187	$65,840
Receivables, net	276,082	268,529
Inventories	199,565	189,680
Deferred tax asset	11,750	11,272
Prepaid expenses and other current assets	15,034	11,016
Assets of discontinued operations	-	13,103
Total current assets	632,618	559,440

Property, plant and equipment, net	227,050	217,010
Goodwill	93,781	94,064
Other intangible assets, net	23,870	25,900
Other assets	9,813	6,086
Assets of discontinued operations	-	65,917
Total assets	$987,132	$968,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$15,759	$12,867
Accounts payable	88,328	88,586
Accrued liabilities	65,196	46,341
Liabilities of discontinued operations	-	5,957
Total current liabilities	169,283	153,751

Long-term debt, less current portion	172,771	172,786
Deferred tax liability	26,235	27,060
Other noncurrent liabilities	11,288	11,026
Liabilities of discontinued operations	-	22,740
Total liabilities	379,577	387,363

Commitments and contingencies (Note 9)

Common stock, $0.01 par value, 200,000,000 shares authorized and 98,032,555 and 98,030,839 shares issued, respectively	980	980
Paid-in capital	507,820	504,675
Accumulated other comprehensive loss	(8,279)	(9,484)
Retained earnings	195,349	160,338
Treasury stock, at cost; 11,904,275 and 10,832,845 shares, respectively	(88,315)	(75,455)
Total stockholders’ equity	607,555	581,054
Total liabilities and stockholders' equity	$987,132	$968,417

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2014	2013

Revenues	$242,824	$267,923

Cost of revenues	196,560	220,735

Selling, general and administrative expenses	25,523	22,451
Other operating income, net	(16)	(124)

Operating income	20,757	24,861

Foreign currency exchange loss (gain)	54	(368)
Interest expense, net	2,920	2,520

Income from continuing operations before income taxes	17,783	22,709
Provision for income taxes	6,041	7,842
Income from continuing operations	11,742	14,867
Income from discontinued operations, net of tax	1,152	2,508
Gain from disposal of discontinued operations, net of tax	22,117	-
Net income	$35,011	$17,375

Income per common share -basic:
Income from continuing operations	$0.14	$0.18
Income from discontinued operations	0.27	0.03
Net income	$0.41	$0.21

Income per common share -diluted:
Income from continuing operations	$0.13	$0.16
Income from discontinued operations	0.23	0.02
Net income	$0.36	$0.18

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013

Net income	$35,011	$17,375

Foreign currency translation adjustments	1,205	(2,764)

Comprehensive income	$36,216	$14,611

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$35,011	$17,375
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	10,287	10,954
Stock-based compensation expense	2,840	1,973
Provision for deferred income taxes	(13,108)	534
Net provision for doubtful accounts	173	208
Gain on sale of a business	(33,974)	-
Gain on sale of assets	(362)	(99)
Change in assets and liabilities:
Increase in receivables	(1,080)	(20,969)
Increase in inventories	(9,229)	(1,280)
Increase in other assets	(3,858)	(2,382)
(Decrease) increase in accounts payable	(1,248)	4,179
Increase in accrued liabilities and other	18,142	4,747
Net cash provided by operating activities	3,594	15,240

Cash flows from investing activities:
Capital expenditures	(18,509)	(16,127)
Proceeds from sale of property, plant and equipment	754	213
Proceeds from sale of a business	89,167	-
Net cash provided by (used in) investing activities	71,412	(15,914)

Cash flows from financing activities:
Borrowings on lines of credit	47,562	71,102
Payments on lines of credit	(45,113)	(78,748)
Other financing activities	(13)	(38)
Proceeds from employee stock plans	34	3,808
Purchase of treasury stock	(13,123)	-
Net cash used in financing activities	(10,653)	(3,876)

Effect of exchange rate changes on cash	(6)	(586)

Net increase (decrease) in cash and cash equivalents	64,347	(5,136)
Cash and cash equivalents at beginning of year	65,840	46,846

Cash and cash equivalents at end of period	$130,187	$41,710

Cash paid for:
Income taxes (net of refunds)	$9,500	$4,294
Interest	$667	$331

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. Our fiscal year end is December 31 and our first quarter represents the three month period ended March 31. The results of operations for the first quarter of 2014 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2014, the results of our operations for the first quarter of 2014 and 2013, and our cash flows for the first quarter of 2014 and 2013. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2013 is derived from the audited consolidated financial statements at that date.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance that changes the criteria for reporting discontinued operations including enhanced disclosure requirements. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization´s operations and financial results. The new guidance is effective for us in the first quarter of 2015, however we do not expect the adoption to have a material effect on our consolidated financial statements.

Note 2 – Discontinued Operations

On March 17, 2014, we completed the previously announced sale of our Environmental Services business for $100 million in cash, subject to adjustment based on actual working capital conveyed at closing. Cash proceeds from the sale were $89.2 million in the first quarter of 2014, net of transaction related expenses. In addition, $8 million of the sale price was withheld in escrow associated with transaction representations, warranties and indemnities, and is expected to be released over the next two years. As a result of the sale transaction, we recorded a gain on the disposal of the business of $34.0 million ($22.1 million after-tax). All assets, liabilities and results of operations for this business have been reclassified to discontinued operations for all periods presented.

Summarized results of operations from discontinued operations are as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013

Revenues	$11,744	$14,595

Income from discontinued operations before income taxes	1,770	3,508
Income from discontinued operations, net of tax	1,152	2,508
Gain from disposal of discontinued operations before income taxes	33,974	-
Gain from disposal of discontinued operations, net of tax	22,117	-

As of March 31, 2014, our reported accrued liabilities of $65.2 million, includes approximately $31 million of accrued income taxes payable, the majority of which is related to the sale of this business. Assets and liabilities of discontinued operations as of December 31, 2013 were as follows:

December 31,
(In thousands)	2013

Receivables, net	$11,915
Prepaid expenses and other current assets	1,188
Property, plant and equipment	62,333
Other assets	3,584
Assets of discontinued operations	$79,020

Accounts payable	$4,415
Other Accrued liabilities	1,542
Deferred tax liability	12,449
Other noncurrent liabilities	10,291
Liabilities of discontinued operations	$28,697

Note 3 – Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share from continuing operations:

	First Quarter
(In thousands, except per share data)	2014	2013

Basic EPS:
Income from continuing operations	$11,742	$14,867

Weighted average number of common shares outstanding	84,743	84,100

Basic income from continuing operations per common share	$0.14	$0.18

Diluted EPS:
Income from continuing operations	$11,742	$14,867
Assumed conversions of Senior Notes	1,261	1,250
Adjusted income from continuing operations	$13,003	$16,117

Weighted average number of common shares outstanding-basic	84,743	84,100
Add: Dilutive effect of stock options and restricted stock awards	1,674	1,572
Dilutive effect of Senior Notes	15,682	15,682

Diluted weighted average number of common shares outstanding	102,099	101,354

Diluted income from continuing operations per common share	$0.13	$0.16

Stock options excluded from calculation of diluted earnings per share because anti-dilutive for the period	627	592

For the first quarter of 2014 and 2013, we had weighted average dilutive stock options and restricted stock outstanding of approximately 5.0 million shares and 5.5 million shares, respectively. The resulting net effect of stock options and restricted stock were used in calculating diluted earnings per share for the period.

Note 4 – Acquisition

In December 2013, we completed the acquisition of Terrafirma Roadways (“Terrafirma”), a provider of temporary roadways and worksites based in the United Kingdom, for total cash consideration of $6.8 million, net of cash acquired. Additional consideration up to £1.0 million ($1.6 million) may be payable based on earnings of the business over the 18-month period following the acquisition. Prior to the acquisition, Terrafirma had been operating as a partner to the Company since 2008, developing a rental business with DURA-BASE® composite mats, primarily focused in the utility industry in the U.K.

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

(In thousands)

Receivables, net	$2,155
Property, plant and equipment, net	2,160
Goodwill	4,544
Other intangibles, net	4,528
Total assets acquired	13,387

Accounts payable	3,350
Short-term debt	284
Accrued liabilities	285
Deferred tax liability	1,092
Other noncurrent liabilities	1,600
Total liabilities assumed	6,611

Total cash conveyed at closing	$6,776

Pro forma results of operation for the acquired business have not been presented as the effect of this acquisition is not material to our consolidated financial statements.

Note 5 – Treasury Stock

In April 2013, our Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. In February 2014, our Board of Directors increased the total authorization of the program to $100.0 million, subject to completion of the Environmental Services divesture. These purchases are funded with a combination of cash generated from operations, the sale of the Environmental Services business and borrowings under the Company’s revolving credit facility. The repurchase program has no specific term. The Company may repurchase shares in the open market or as otherwise determined by management, subject to market conditions, business opportunities and other factors. As part of the share repurchase program, the Company’s management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.

During the first quarter of 2014, 1,095,413 shares were repurchased for an average price of approximately $11.84 per share, including commissions, leaving $80.3 million remaining under the program. All of the shares repurchased are held as treasury stock. We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Note 6 – Receivables

Receivables - Receivables consist of the following:

	March 31,	December 31,
(In thousands)	2014	2013

Gross trade receivables	$254,376	$252,168
Allowance for doubtful accounts	(4,204)	(4,142)
Net trade receivables	250,172	248,026

Other receivables	25,910	20,503

Total receivables, net	$276,082	$268,529

Note 7 – Inventories

Inventories- Inventories consist of the following:

(In thousands)	March 31, 2014	December 31, 2013

Raw materials:
Drilling fluids	$173,393	$153,901
Mats	914	790
Total raw materials	174,307	154,691

Blended drilling fluids components	23,914	34,075

Finished goods- mats	1,344	914
Total	$199,565	$189,680

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

Note 8 – Financing Arrangements and Fair Value of Financial Instruments

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $125.0 million revolving credit facility which can be increased by $75.0 million for a maximum $200.0 million of capacity. At March 31, 2014, we had no outstanding borrowings under the revolving credit facility. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes prior to their maturity date.

Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at March 31, 2014 and December 31, 2013. The estimated fair value of our Senior Notes is $219.1 million at March 31, 2014 and $231.2 million at December 31, 2013, based on quoted market prices at these respective dates.

Note 9 – Commitments and Contingencies

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. In the opinion of management, any liability in these matters should not have a material effect on our consolidated financial statements.

Note 10 – Segment Data

Summarized operating results for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter
(In thousands)	2014	2013

Revenues
Fluids systems	$211,400	$247,339
Mats & integrated services	31,424	20,584
Total Revenues	$242,824	$267,923

Operating Income (loss)
Fluids systems	$15,740	$22,622
Mats & integrated services	13,373	8,480
Corporate office	(8,356)	(6,241)
Operating Income	$20,757	$24,861

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2013. Our first quarter represents the three month period ended March 31, 2014. Unless otherwise stated, all currency amounts are stated in U.S. dollars.

Overview

We are a diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration and production (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services.

In March 2014, we completed the sale of our Environmental Services business, which was historically reported as a third operating segment for $100 million in cash. The proceeds will be used for general corporate purposes, including investments in our core drilling fluids and mats segments, potential acquisitions, along with the continued share purchases under the current repurchase program. See Note 2 Discontinued Operations in our Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 for additional information.

Our Fluids Systems segment, which generated 87% of consolidated revenues in the first quarter of 2014, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.

In 2013, we announced several international contract awards, including two in the deepwater market.  In Brazil, we were awarded a two-year contract from a subsidiary of Total S.A., to provide drilling fluids and related services for a series of wells planned in the Campos Basin.  In our EMEA region, we were awarded a contract by another customer to provide drilling fluids and related services for a series of wells to be drilled in the Black Sea.  In addition, we were awarded two contracts to provide drilling fluids and related services for land operations, including a five year contract by the Kuwait Oil Company and a four year contract by another customer in India. Work under the Brazil contract began in the first quarter of 2014, while work under the other three contracts is expected to begin later in 2014.

We are continuing the roll-out of Evolution®, our high performance water-based drilling fluid system launched in 2010, which we believe provides superior performance and environmental benefits to our customers, as compared to traditional fluids systems used in the industry. After completing the roll-out of the system into most major North American drilling basins in 2011 and 2012, we are seeking to further penetrate markets in North America, while expanding into key international markets. The system has now been used in our EMEA and Asia Pacific regions. Revenues from wells using the Evolution system were approximately $48 million in the first quarter of 2014, compared to $29 million in the first quarter of 2013.

Our Mats and Integrated Services segment, which generated 13% of consolidated revenues through the first quarter of 2014, provides composite mat rentals, well site construction and related site services to oil and gas customers and mat rentals to the petrochemicals industry in the U.S. and the utility industry in the U.K. We also sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry.

In October 2013, we announced plans to expand our mat manufacturing facility, located in Carencro, Louisiana. The $40 million expansion project is expected to be completed in early 2015. Upon completion, the project will significantly increase our production capacity and support expansion into new markets, both domestically and internationally. The new facility will also include a research and development center, intended to drive continued new product development efforts. Until this manufacturing facility expansion project is completed, we expect revenues from mat sales to continue to be limited by our manufacturing capacity limitations, along with our efforts to meet growing demand for mat rentals. During both the first quarters of 2014 and 2013, we allocated the majority of our composite mat production toward the expansion of our rental fleet, leaving fewer mats available for sale to customers.

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

Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the first quarter of 2014, as compared to the first quarter of 2013 is as follows:

	First Quarter		2014 vs 2013
	2014	2013	Count	%

U.S. Rig Count	1,779	1,758	21	1%
Canadian Rig Count	525	531	(6)	(1%)
North America	2,304	2,289	15	1%

Source: Baker Hughes Incorporated

First Quarter of 2014 Compared to First Quarter of 2013

Consolidated Results of Operations

Summarized results of operations for the first quarter of 2014 compared to the first quarter of 2013 are as follows:

	First Quarter		2014 vs 2013
(In thousands)	2014	2013		%

Revenues	$242,824	$267,923	$(25,099)	(9%)

Cost of revenues	196,560	220,735	(24,175)	(11%)
Selling, general and administrative expenses	25,523	22,451	3,072	14%
Other operating income, net	(16)	(124)	108	(87%)

Operating income	20,757	24,861	(4,104)	(17%)

Foreign currency exchange loss (gain)	54	(368)	422	(115%)
Interest expense, net	2,920	2,520	400	16%

Income from continuing operations before income taxes	17,783	22,709	(4,926)	(22%)
Provision for income taxes	6,041	7,842	(1,801)	(23%)
Income from continuing operations	11,742	14,867	(3,125)	(21%)
Income from discontinued operations, net of tax	1,152	2,508	(1,356)	(54%)
Gain from disposal of discontinued operations, net of tax	22,117	-	22,117	NM

Net income	$35,011	$17,375	$17,636	102%

NM-Not meaningful

Revenues

Revenues decreased 9% to $242.8 million in the first quarter of 2014, compared to $267.9 million in the first quarter of 2013. This $25.1 million decrease includes a $22.1 million (11%) decrease in revenues in North America, including a $31.3 million decline in our Fluids Systems segment. Revenues from our international operations decreased by $3.0 million (4%), including declines in Asia Pacific and Brazil. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues decreased 11% to $196.6 million in the first quarter of 2014, compared to $220.7 million in the first quarter of 2013. The decrease is primarily driven by the decrease in revenues. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $3.1 million to $25.5 million in the first quarter of 2014 from $22.5 million in the first quarter of 2013. The increase is primarily attributable to a $1.7 million increase in spending related to strategic planning projects, including the development of our deepwater market penetration strategy and international treasury and tax planning projects.

Foreign currency exchange

Foreign currency exchange was a $0.1 million loss in the first quarter of 2014, compared to a $0.4 million gain in the first quarter of 2013, and primarily reflects the impact of currency translations on assets and liabilities held in our international operations that are denominated in currencies other than functional currencies.

Interest expense, net

Interest expense totaled $2.9 million for the first quarter of 2014 compared to $2.5 million for the first quarter of 2013. The $0.4 million increase primarily reflects the impact of increased borrowings in our Brazilian subsidiary.

Provision for income taxes

The provision for income taxes for the first quarter of 2014 was $6.0 million, reflecting an effective tax rate of 34.0%, compared to $7.8 million in the first quarter of 2013, reflecting an effective tax rate of 34.5%.

Discontinued operations

Income from our discontinued Environmental Services operations was $1.2 million in the first quarter of 2014 compared to $2.5 million the first quarter of 2013.  In addition, the first quarter of 2014 included a $22.1 million gain from the March 2014 sale of the business, described above.  See Note 2 Discontinued Operations in our Notes to the unaudited condensed consolidated financial statements in Item 1.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter		2014 vs 2013
(In thousands)	2014	2013	$	%

Revenues
Fluids systems	$211,400	$247,339	$(35,939)	(15%)
Mats and integrated services	31,424	20,584	10,840	53%
Total revenues	$242,824	$267,923	$(25,099)	(9%)

Operating income (loss)
Fluids systems	$15,740	$22,622	$(6,882)
Mats and integrated services	13,373	8,480	4,893
Corporate office	(8,356)	(6,241)	(2,115)
Operating income	$20,757	$24,861	$(4,104)

Segment operating margin
Fluids systems	7.4%	9.1%
Mats and integrated services	42.6%	41.2%

Fluids Systems

Revenues

Total revenues for this segment consisted of the following:

	First Quarter		2014 vs 2013
(In thousands)	2014	2013	$	%

United States	$124,776	$159,144	$(34,368)	(22%)
Canada	21,711	18,651	3,060	16%
Total North America	146,487	177,795	(31,308)	(18%)
EMEA	34,720	34,518	202	1%
Latin America	22,003	24,961	(2,958)	(12%)
Asia Pacific	8,190	10,065	(1,875)	(19%)
Total	$211,400	$247,339	$(35,939)	(15%)

North American revenues decreased 18% to $146.5 million in the first quarter of 2014, compared to $177.8 million in the first quarter of 2013. While the North American rig count improved by 1% over this period, the decrease is largely attributable to market share losses in South Texas, along with reduced drilling activity of a key customer in the U.S.

Internationally, revenues were down 7% to $64.9 million in the first quarter of 2014, as compared to $69.5 million in first quarter 2013. This decrease is primarily attributable to decreased activity with Petrobras in Brazil, along with lower revenues for land drilling customers in Australia.

Operating Income

Operating income decreased $6.9 million in the first quarter of 2014, as compared to the first quarter of 2013, largely attributable to the $35.9 million decline in revenues described above. The decline in operating income includes a $6.4 million decrease from North American operations, along with a $0.5 million decrease from international operations.

In recent quarters, the business environment in Brazil has become increasingly challenging, particularly as Petrobras, our primary customer in the region, has focused more efforts on well completions and less on drilling activities. Also, the lack of timely payment of Petrobras-related invoicing has caused increases in invested working capital associated with participation in this market. In response to these changes in the business environment, we are continuing to evaluate opportunities to reduce the cost structure of this operation. While the Brazilian deepwater drilling market remains an important component of our long-term strategy, the profitability of our business remains highly dependent on increasing levels of drilling activity by Petrobras and other E&P customers. In the absence of a longer-term increase in drilling activity, we may incur additional charges, as we seek to reduce our cost structure in country, which may negatively impact our future operating results.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	First Quarter		2014 vs 2013
(In thousands)	2014	2013	$	%

Mat rental and services	$24,537	$14,778	$9,759	66%
Mat sales	6,887	5,806	1,081	19%
Total	$31,424	$20,584	$10,840	53%

Mat rental and services revenues increased $9.8 million compared to the first quarter of 2013, primarily due to increasing demand for our composite mat products, particularly in the Northeast U.S. and Gulf Coast regions. In addition, the first quarter of 2014 benefitted from a $1.6 million increase from the U.K. rental operation, following the December 2013 Terrafirma acquisition, as described above. Mat sales increased by $1.1 million from the first quarter of 2013. As described above, quarterly revenues from mat sales typically fluctuate based on management’s allocation of plant capacity, along with the timing of mat orders from customers.

Operating Income

Segment operating income increased by $4.9 million, as compared to the first quarter of 2013, largely attributable to the $10.8 million increase in revenues described above. The segment operating margin continues to remain elevated, driven by high utilization of mats in our rental fleet, and high utilization of our production facility, which continues to run at maximum production capacity levels.

The levels of mats sales in a given quarter are determined by several factors, including customer demand, as well as our allocation of mat production between sales and deployment into our rental fleet. The allocation of our production between additions to our rental fleet and sales in any given quarter is driven by a number of factors including commitments to meeting customer schedules, ability of our customers to take delivery of mats, timing of large mat rental projects/events, and plant capacity/efficiencies. As noted above, in the first quarter of 2014, we allocated the majority of our composite mat production toward the expansion of our rental fleet, leaving fewer mats available for sale to customers. Based on the continuing strong demand for our mats in the rental fleet, we expect the majority of our production to continue to be dedicated toward the expansion of our rental fleet until completion of the new mat manufacturing facility, resulting in lower mat sales revenues and income.

Corporate Office

Corporate office expenses increased $2.1 million to $8.4 million in the first quarter of 2014, compared to $6.2 million in the first quarter of 2013.  The increase is primarily attributable to a $1.7 million increase in spending related to strategic planning projects, including the development of our deepwater market penetration strategy and international treasury and tax planning projects.

Liquidity and Capital Resources

Net cash provided by operating activities during the first quarter of 2014 totaled $3.6 million. During the first quarter of 2014, net cash provided by operating activities was negatively impacted by a $6.5 million reduction in accrued payroll and related costs, largely attributable to the first quarter payment of annual performance-based incentives, along with a $9.2 million increase in inventories, largely associated with the timing of receipts of barite ore purchased from China.

Net cash provided by investing activities during the first quarter of 2014 was $71.4 million, primarily consisting of net proceeds from the sale of the Environmental Services business of $89.2 million offset by capital expenditures of $18.5 million. The first quarter of 2014 capital expenditures included $9.8 million in the Mats & Integrated Services segment, related to the deployment of produced mats into the rental fleet and the manufacturing plant expansion project described above.

We anticipate that our working capital requirements for our operations will decline in the near term due to continued efforts to reduce accounts receivable and inventory from the levels at March 31, 2014. We expect total 2014 capital expenditures to range between $65 million to $85 million. As of March 31, 2014, we had cash on-hand of $130.2 million of which $53.4 million resides within our foreign subsidiaries which we intend to leave permanently reinvested abroad. We expect our subsidiary cash on-hand, along with cash generated by operations and availability under our existing credit agreement to be adequate to fund our anticipated capital needs during the next 12 months.

Our capitalization is as follows:

	March 31,	December 31,
(In thousands)	2014	2013

Senior Notes	$172,500	$172,500
Revolving credit facility	-	-
Other	16,030	13,153
Total	188,530	185,653
Stockholder's equity	607,555	581,054

Total capitalization	$796,085	$766,707

Total debt to capitalization	23.7%	24.2%

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

Our revolving credit facility (the "Credit Agreement") provides for a $125.0 million revolving loan facility available for borrowings and letters of credit which expires in November 2016. The Credit Agreement can be increased by $75.0 million for a maximum $200.0 million of capacity. Under the terms of the Credit Agreement, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 300 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 200 basis points. The applicable margin on LIBOR borrowings on March 31, 2014 was 200 basis points. In addition, we are required to pay a commitment fee on the unused portion of the Credit Agreement of 37.5 basis points. The Credit Agreement contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of March 31, 2014.

At March 31, 2014, we had letters of credit issued and outstanding under the Credit Agreement which totaled $31.4 million leaving $93.6 million of availability at March 31, 2014. Additionally, our foreign operations had $16.0 million outstanding under lines of credit and other borrowings, as well as $1.6 million outstanding in letters of credit.

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

For additional discussion of our critical accounting estimates and policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013. Our critical accounting policies have not changed materially since December 31, 2013.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.

Interest Rate Risk

At March 31, 2014, we had total debt outstanding of $188.5 million, including $172.5 million of Senior Notes, bearing interest at a fixed rate of 4.0%. Variable rate debt totaled $16.0 million which relates to our foreign operations under lines of credit and other borrowings. At the March 31, 2014 balance, a 200 basis point increase in market interest rates during 2014 would cause our annual interest expense to increase approximately $0.2 million.

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

Evaluation of disclosure controls and procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2014, the end of the period covered by this quarterly report.

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information set forth in the legal proceedings section of “Note 9, Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

ITEM 1A.	Risk Factors

There have been no material changes during the period ended March 31, 2014 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended March 31, 2014:

				Total Number of	Maximum Approximate Dollar
				Shares Purchased as Part	Value of Shares that May Yet
	Total Number of		Average Price	of Publicly Announced	be Purchased Under
Period	Shares Purchased	(1)	per Share	Plans or Programs	Plans or Programs
January 1 - 31, 2014	876,820		$12.07	872,313	$32.8
February 1 - 28, 2014	-		-	-	$32.8
March 1 - 31, 2014	232,311		10.94	223,100	$80.3
Total	1,109,131		$11.83	1,095,413

(1)       During the three months ended March 31, 2014, we purchased an aggregate of 13,718 shares surrendered in lieu of taxes under vesting of restricted stock awards.

In February 2014, the Company’s Board of Directors authorized an amendment to the $50.0 million repurchase program to increase the amount authorized to $100.0 million, subject to completion of the Environmental Services divesture which was completed in March 2014.

Subsequent to quarter-end, we repurchased an additional 1,541,468 shares at an average cost of approximately $11.42 per share.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

The information concerning mine safety violations and other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

*10.1	Membership Interests Purchase Agreement dated as of February 10, 2014 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC and ecoserv, LLC.

*31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Gregg S. Piontek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Gregg S. Piontek pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*95.1	Reporting requirements under the Mine Safety and Health Administration.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*  Filed herewith.

NEWPARK RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 2014

NEWPARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek, Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

*10.1	Membership Interests Purchase Agreement dated as of February 10, 2014 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC and ecoserv, LLC.

*31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Gregg S. Piontek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Gregg S. Piontek pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*95.1	Reporting requirements under the Mine Safety and Health Administration.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*  Filed herewith.