Form 10-Q
period 2014-06-30
NEWPARK RESOURCES INC
filed 2014-07-25
CIK 71829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 16, 2014, a total of 83,667,901 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2014

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

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	June 30, 2014	December 31, 2013

ASSETS
Cash and cash equivalents	$56,753	$65,840
Receivables, net	315,267	268,529
Inventories	199,129	189,680
Deferred tax asset	11,597	11,272
Prepaid expenses and other current assets	18,313	11,016
Assets of discontinued operations	-	13,103
Total current assets	601,059	559,440

Property, plant and equipment, net	257,244	217,010
Goodwill	94,218	94,064
Other intangible assets, net	21,254	25,900
Other assets	9,326	6,086
Assets of discontinued operations	-	65,917
Total assets	$983,101	$968,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$20,463	$12,867
Accounts payable	102,755	88,586
Accrued liabilities	51,836	46,341
Liabilities of discontinued operations	-	5,957
Total current liabilities	175,054	153,751

Long-term debt, less current portion	172,754	172,786
Deferred tax liability	25,523	27,060
Other noncurrent liabilities	11,001	11,026
Liabilities of discontinued operations	-	22,740
Total liabilities	384,332	387,363

Commitments and contingencies (Note 10)

Common stock, $0.01 par value, 200,000,000 shares authorized and 98,883,253 and 98,030,839 shares issued, respectively	989	980
Paid-in capital	512,010	504,675
Accumulated other comprehensive loss	(7,904)	(9,484)
Retained earnings	215,678	160,338
Treasury stock, at cost; 14,781,353 and 10,832,845 shares, respectively	(122,004)	(75,455)
Total stockholders’ equity	598,769	581,054
Total liabilities and stockholders' equity	$983,101	$968,417

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013

Revenues	$272,466	$259,376	$515,290	$527,299

Cost of revenues	214,711	214,710	411,271	435,445

Selling, general and administrative expenses	27,981	23,248	53,504	45,699
Other operating income, net	(2,042)	(178)	(2,058)	(302)

Operating income	31,816	21,596	52,573	46,457

Foreign currency exchange (gain) loss	(1,805)	475	(1,751)	107
Interest expense, net	2,830	2,802	5,750	5,322

Income from continuing operations before income taxes	30,791	18,319	48,574	41,028
Provision for income taxes	10,462	6,460	16,503	14,302
Income from continuing operations	20,329	11,859	32,071	26,726
Income from discontinued operations, net of tax	-	3,805	1,152	6,313
Gain from disposal of discontinued operations, net of tax	-	-	22,117	-

Net income	$20,329	$15,664	$55,340	$33,039

Income per common share -basic:
Income from continuing operations	$0.24	$0.14	$0.38	$0.32
Income from discontinued operations	-	0.05	0.28	0.07
Net income	$0.24	$0.19	$0.66	$0.39

Income per common share -diluted:
Income from continuing operations	$0.21	$0.13	$0.34	$0.29
Income from discontinued operations	-	0.04	0.23	0.06
Net income	$0.21	$0.17	$0.57	$0.35

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

Net income	$20,329	$15,664	$55,340	$33,039

Foreign currency translation adjustments	375	(7,555)	1,580	(10,319)

Comprehensive income	$20,704	$8,109	$56,920	$22,720

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$55,340	$33,039
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	20,301	21,836
Stock-based compensation expense	5,906	4,289
Provision for deferred income taxes	(13,788)	(278)
Net provision for doubtful accounts	438	220
Gain on sale of a business	(33,974)	-
Gain on sale of assets	(1,230)	(323)
Excess tax benefit from stock-based compensation	(903)	-
Change in assets and liabilities:
Increase in receivables	(38,919)	(18,442)
(Increase) decrease in inventories	(8,480)	4,055
Increase in other assets	(6,813)	(199)
Increase (decrease) in accounts payable	12,029	(1,237)
Increase in accrued liabilities and other	4,783	935
Net cash (used in) provided by operating activities	(5,310)	43,895

Cash flows from investing activities:
Capital expenditures	(56,727)	(37,417)
Proceeds from sale of property, plant and equipment	2,526	590
Proceeds from sale of a business	89,167	-
Net cash provided by (used in) investing activities	34,966	(36,827)

Cash flows from financing activities:
Borrowings on lines of credit	51,787	159,612
Payments on lines of credit	(45,170)	(158,679)
Other financing activities	(30)	(39)
Proceeds from employee stock plans	922	6,928
Purchase of treasury stock	(47,450)	(2,010)
Excess tax benefit from stock-based compensation	903	-
Net cash (used in) provided by financing activities	(39,038)	5,812

Effect of exchange rate changes on cash	295	(1,681)

Net (decrease) increase in cash and cash equivalents	(9,087)	11,199
Cash and cash equivalents at beginning of year	65,840	46,846

Cash and cash equivalents at end of period	$56,753	$58,045

Cash paid for:
Income taxes (net of refunds)	$36,243	$14,471
Interest	$4,870	$4,485

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. Our fiscal year end is December 31 and our second quarter represents the three month period ended June 30 and our first half represents the six month period ending June 30. The results of operations for the second quarter and first half of 2014 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2014, the results of our operations for the second quarter and first half of 2014 and 2013, and our cash flows for the first half of 2014 and 2013. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2013 is derived from the audited consolidated financial statements at that date.

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

New Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance that changes the criteria for reporting discontinued operations including enhanced disclosure requirements. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization´s operations and financial results. The new guidance is effective for us in the first quarter of 2015; however, we do not expect the adoption to have a material effect on our consolidated financial statements.

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for us in the first quarter of 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the impact of these amendments and the transition alternatives on our consolidated financial statements.

Note 2 – Discontinued Operations

In March of 2014, we completed the sale of our Environmental Services business for $100 million in cash, subject to adjustment based on actual working capital conveyed at closing. Cash proceeds from the sale were $89.2 million in the first quarter of 2014, net of transaction related expenses. In addition, $8 million of the sale price was withheld in escrow associated with transaction representations, warranties and indemnities, and is expected to be released over the next two years. As a result of the sale transaction, we recorded a gain on the disposal of the business of $34.0 million ($22.1 million after-tax). All assets, liabilities and results of operations for this business have been reclassified to discontinued operations for all periods presented.

Summarized results of operations from discontinued operations through the date of sale are as follows:

	Second Quarter		First Half
(In thousands)	2014	2013	2014	2013

Revenues	$-	$17,246	$11,744	$31,841

Income from discontinued operations before income taxes	-	5,321	1,770	8,829
Income from discontinued operations, net of tax	-	3,805	1,152	6,313
Gain from disposal of discontinued operations before income taxes	-	-	33,974	-
Gain from disposal of discontinued operations, net of tax	-	-	22,117	-

Assets and liabilities of discontinued operations as of December 31, 2013 were as follows:

December 31,
(In thousands)	2013

Receivables, net	$11,915
Prepaid expenses and other current assets	1,188
Property, plant and equipment	62,333
Other assets	3,584
Assets of discontinued operations	$79,020

Accounts payable	$4,415
Other Accrued liabilities	1,542
Deferred tax liability	12,449
Other noncurrent liabilities	10,291
Liabilities of discontinued operations	$28,697

Note 3 – Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share from continuing operations:

	Second Quarter		First Half
(In thousands, except per share data)	2014	2013	2014	2013

Basic EPS:
Income from continuing operations	$20,329	$11,859	$32,071	$26,726

Weighted average number of common shares outstanding	83,010	84,813	83,872	84,459

Basic income from continuing operations per common share	$0.24	$0.14	$0.38	$0.32

Diluted EPS:
Income from continuing operations	$20,329	$11,859	$32,071	$26,726
Assumed conversions of Senior Notes	1,253	1,251	2,514	2,501
Adjusted income from continuing operations	$21,582	$13,110	$34,585	$29,227

Weighted average number of common shares outstanding-basic	83,010	84,813	83,872	84,459
Add: Dilutive effect of stock options and restricted stock awards	1,743	1,810	1,705	1,727
Dilutive effect of Senior Notes	15,682	15,682	15,682	15,682

Diluted weighted average number of common shares outstanding	100,435	102,305	101,259	101,868

Diluted income from continuing operations per common share	$0.21	$0.13	$0.34	$0.29

Stock options and restricted stock excluded from calculation of diluted earnings per share because anti-dilutive for the period	816	377	719	240

Weighted average dilutive stock options and restricted stock outstanding totaled approximately 4.9 million and 5.3 million shares for the second quarter of 2014 and 2013, respectively, and 4.9 million and 5.7 million shares for the first half of 2014 and 2013, respectively. The resulting net effect of stock options and restricted stock were used in calculating diluted earnings per share for the period.

Note 4 – Stock-Based Compensation

During the second quarter of 2014, the Compensation Committee of our Board of Directors approved equity-based compensation to executive officers and other key employees. These awards included a grant of 745,608 shares of time-vesting restricted stock and restricted stock units, which vest equally over a three-year period. Non-employee directors received shares of restricted stock totaling 81,849 shares, which will vest in full on the earlier of: the day prior to the next annual meeting of stockholders following the grant date; or the first anniversary of the grant date. The weighted average fair value on the date of grant for these awards was $11.21 per share.

Additionally, 554,641 stock options were granted to executive officers and other key employees at an exercise price of $11.20, which provides for equal vesting over a three-year period with a term of ten years. The estimated fair value of the stock options on the grant date using the Black-Scholes option-pricing model was $4.97. The assumptions used in the Black-Scholes model included a risk free interest rate of 1.53%, expected life of 5.22 years and expected volatility of 48.6%.

The Compensation Committee also approved performance-based awards during the second quarter of 2014 to executive officers. The performance-based restricted stock units will be settled in shares of common stock and will be based on the relative ranking of the Company’s total shareholder return (“TSR”) as compared to the TSR of the Company’s designated peer group for 2014. The performance period began June 1, 2014 and ends May 31, 2017, with the ending TSR price being equal to the average closing price of our shares over the 30-calendar days ending May 31, 2017. A total of 104,359 performance based restricted stock units were granted with the payout of shares for each executive ranging from 0%-150% of target. The estimated fair value of each restricted stock unit at the date of grant using the Monte Carlo valuation model was $12.55. The valuation was done as of the date of grant, which included a risk free interest rate of 0.81%, the average closing price of our shares over the 30-calendar days ending May 16, 2014 of $11.28 and expected volatility of 44.5%.

Note 5 – Acquisition

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

Note 6 – Treasury Stock

In April 2013, our Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. In February 2014, our Board of Directors increased the total authorization of the program to $100.0 million, subject to the completion of the Environmental Services divesture that subsequently closed in March of 2014. These purchases are funded with a combination of cash generated from operations, the sale of the Environmental Services business and borrowings under the Company’s revolving credit facility. The repurchase program has no specific term. The Company may repurchase shares in the open market or as otherwise determined by management, subject to market conditions, business opportunities and other factors. As part of the share repurchase program, the Company’s management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.

During the first half of 2014, 3,875,978 shares were repurchased for an average price of approximately $11.65 per share, including commissions, leaving $48.1 million remaining under the program. All of the shares repurchased are held as treasury stock. We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Note 7 – Receivables

Receivables consist of the following:

(In thousands)	June 30, 2014	December 31, 2013

Gross trade receivables	$293,999	$252,168
Allowance for doubtful accounts	(4,334)	(4,142)
Net trade receivables	289,665	248,026

Other receivables	25,602	20,503

Total receivables, net	$315,267	$268,529

Note 8 – Inventories

Inventories consist of the following:

(In thousands)	June 30, 2014	December 31, 2014

Raw materials:
Drilling fluids	$157,846	$153,901
Mats	833	790
Total raw materials	158,679	154,691

Blended drilling fluids components	39,518	34,075

Finished goods- mats	932	914
Total	$199,129	$189,680

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

Note 9 – Financing Arrangements and Fair Value of Financial Instruments

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $125.0 million revolving credit facility which can be increased by $75.0 million for a maximum $200.0 million of capacity. At June 30, 2014, we had no outstanding borrowings under the revolving credit facility. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes prior to their maturity date.

Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at June 30, 2014 and December 31, 2013. The estimated fair value of our Senior Notes was $231.2 million at June 30, 2014 and December 31, 2013, based on quoted market prices at these respective dates.

Note 10 – Commitments and Contingencies

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. During the second quarter of 2014, a lawsuit was filed by Jesse Davida, a former employee, in Federal Court in Texas against Newpark Drilling Fluids LLC, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff seeks damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and pay them on an hourly basis (including overtime). The plaintiff seeks recovery on his own behalf, and seeks certification of a class of similarly situated employees. We are investigating the allegations, but plan to vigorously defend this litigation. Because this case is in the very early stages, we cannot predict the outcome of the litigation at this time and, accordingly, cannot estimate any possible loss or range of loss. In the opinion of management, any liability in these matters should not have a material effect on our consolidated financial statements.

Note 11 – Segment Data

Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Second Quarter		First Half
(In thousands)	2014	2013	2014	2013

Revenues
Fluids systems	$241,386	$233,964	$452,786	$481,303
Mats & integrated services	31,080	25,412	62,504	45,996
Total Revenues	$272,466	$259,376	$515,290	$527,299

Operating Income (loss)
Fluids systems	$27,571	$17,684	$43,311	$40,306
Mats & integrated services	13,653	10,341	27,026	18,821
Corporate office	(9,408)	(6,429)	(17,764)	(12,670)
Operating Income	$31,816	$21,596	$52,573	$46,457

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

In March 2014, we completed the sale of our Environmental Services business, which was historically reported as a third operating segment for $100 million in cash. The proceeds were used for general corporate purposes, including investments in our core drilling fluids and mats segments, along with share purchases under the current repurchase program. See Note 2 Discontinued Operations in our Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 for additional information.

Our Fluids Systems segment, which generated 88% of consolidated revenues in the first half of 2014, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.

In 2013, we announced several international contract awards, including two in the deepwater market. In Brazil, we were awarded a two-year contract from a subsidiary of Total S.A., to provide drilling fluids and related services for a series of wells planned in the Campos Basin.  In our EMEA region, we were awarded a contract by another customer to provide drilling fluids and related services for a series of wells to be drilled in the Black Sea. In addition, we were awarded two contracts to provide drilling fluids and related services for land operations, including a five year contract by the Kuwait Oil Company (“Kuwait”) and a four year contract by another customer in India. With the exception of the Kuwait contract, work under all of these contracts began in the first half of 2014, while work under the Kuwait contract is expected to begin in the third quarter of 2014. Total revenue generated under these contracts was approximately $11 million for the first half of 2014.

We are continuing the roll-out of Evolution®, our family of high performance water-based drilling fluid systems initially launched in 2010, which we believe provide superior performance and environmental benefits to our customers, as compared to traditional fluid systems used in the industry. After completing the roll-out of the systems into most major North American drilling basins in 2011 and 2012, we began expanding into key international markets. The systems have now been used in our EMEA and Asia Pacific regions. Total revenues from wells using Evolution systems were approximately $115 million in the first half of 2014, including $22 million from international markets, compared to total revenues of $54 million in the first half of 2013.

Our Mats and Integrated Services segment, which generated 12% of consolidated revenues through the first half of 2014, provides composite mat rentals, well site construction and related site services to oil and gas customers and mat rentals to the petrochemicals industry in the U.S. and the utility industry in the U.K. We also sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry.

In October 2013, we announced plans to expand our mat manufacturing facility, located in Carencro, Louisiana. The $40 million expansion project is expected to be completed in early 2015. Upon completion, the project will significantly increase our production capacity and support expansion into new markets, both domestically and internationally. The new facility will also include a research and development center, intended to drive continued new product development efforts. Until this manufacturing facility expansion project is completed, we expect revenues from mat sales to continue to be limited by our manufacturing capacity limitations, along with our efforts to meet growing demand for mat rentals. During the first half of both 2014 and 2013, we allocated the majority of our composite mat production toward the expansion of our rental fleet, leaving fewer mats available for sale to customers.

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

Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the second quarter and first half of 2014, as compared to the same periods of 2013 is as follows:

	Second Quarter		2014 vs 2013
	2014	2013	Count	%

U.S. Rig Count	1,852	1,761	91	5%
Canadian Rig Count	199	152	47	31%
North America	2,051	1,913	138	7%

	First Half		2014 vs 2013
	2014	2013	Count	%

U.S. Rig Count	1,816	1,760	56	3%
Canadian Rig Count	362	342	20	6%
North America	2,178	2,102	76	4%

Source: Baker Hughes Incorporated

Second Quarter of 2014 Compared to Second Quarter of 2013

Consolidated Results of Operations

Summarized results of operations for the second quarter of 2014 compared to the second quarter of 2013 are as follows:

	Second Quarter		2014 vs 2013
(In thousands)	2014	2013	$	%

Revenues	$272,466	$259,376	$13,090	5%

Cost of revenues	214,711	214,710	1	-
Selling, general and administrative expenses	27,981	23,248	4,733	20%
Other operating income, net	(2,042)	(178)	(1,864)	1047%

Operating income	31,816	21,596	10,220	47%

Foreign currency exchange (gain) loss	(1,805)	475	(2,280)	(480%)
Interest expense, net	2,830	2,802	28	1%

Income from continuing operations before income taxes	30,791	18,319	12,472	68%
Provision for income taxes	10,462	6,460	4,002	62%
Income from continuing operations	20,329	11,859	8,470	71%
Income from discontinued operations, net of tax	-	3,805	(3,805)	(100%)

Net income	$20,329	$15,664	$4,665	30%

Revenues

Revenues increased 5% to $272.5 million in the second quarter of 2014, compared to $259.4 million in the second quarter of 2013. This $13.1 million increase includes a $1.4 million (1%) increase in revenues in North America, including a $4.0 million increase in the Mats and Integrated Services segment, partially offset by a $2.6 million decline in our Fluids Systems segment. Revenues from our international operations increased by $11.7 million (16%), as compared to the second quarter of 2013, including increases in our Fluids Systems EMEA and Latin America regions, partially offset by declines in Asia Pacific. International revenues in 2014 also include a $1.5 million increase from the December 2013 acquisition of Terrafirma. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues were essentially unchanged at $214.7 million in the second quarter of 2014 compared to the second quarter of 2013. Despite a 5% increase in revenues, cost of revenues remained flat to the prior year second quarter, benefitting from an improved sales mix, including continued growth in our higher margin family of Evolution drilling fluid systems. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4.7 million to $28.0 million in the second quarter of 2014 from $23.2 million in the second quarter of 2013. The increase is primarily attributable to an increase of $1.9 million in performance-based incentive compensation, a $1.1 million increase in spending related to strategic planning projects, including the development of our deepwater market penetration strategy and other growth initiatives, an increase of $1.1 million related to stock based compensation and increases in personnel and administrative costs associated with company growth.

Other Operating Income, net

Other operating income was $2.0 million in the second quarter of 2014 as compared to $0.2 million in the second quarter of 2013. The increase is primarily attributable to $1.2 million of gains recognized on the sale of two properties in the second quarter of 2014.

Foreign currency exchange

Foreign currency exchange was a $1.8 million gain in the second quarter of 2014, compared to a $0.5 million loss in the second quarter of 2013. The second quarter 2014 gain primarily reflects the impact of the weakening U.S. dollar on currency translations on assets and liabilities (including intercompany balances) held in our international operations that are denominated in currencies other than functional currencies.

Interest expense, net

Interest expense totaled $2.8 million for both the second quarter of 2014 and 2013. The impact of increased borrowings in our Brazilian subsidiary is offset by the benefit of no borrowings under our U.S. revolving credit facility in the second quarter of 2014.

Provision for income taxes

The provision for income taxes for the second quarter of 2014 was $10.5 million, reflecting an effective tax rate of 34.0%, compared to $6.5 million in the second quarter of 2013, reflecting an effective tax rate of 35.3%.

Discontinued operations

Income from our discontinued Environmental Services operations that were sold in March 2014 was $3.8 million in the second quarter of 2013.  See Note 2 Discontinued Operations in our Notes to the unaudited condensed consolidated financial statements in Item 1.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter		2014 vs 2013
(In thousands)	2014	2013	$	%

Revenues
Fluids systems	$241,386	$233,964	$7,422	3%
Mats and integrated services	31,080	25,412	5,668	22%
Total revenues	$272,466	$259,376	$13,090	5%

Operating income (loss)
Fluids systems	$27,571	$17,684	$9,887
Mats and integrated services	13,653	10,341	3,312
Corporate office	(9,408)	(6,429)	(2,979)
Operating income	$31,816	$21,596	$10,220

Segment operating margin
Fluids systems	11.4%	7.6%
Mats and integrated services	43.9%	40.7%

Fluids Systems

Revenues

Total revenues for this segment consisted of the following:

	Second Quarter		2014 vs 2013
(In thousands)	2014	2013	$	%

United States	$149,416	$157,574	$(8,158)	(5%)
Canada	9,334	3,786	5,548	147%
Total North America	158,750	161,360	(2,610)	(2%)
EMEA	49,835	39,042	10,793	28%
Latin America	26,983	22,492	4,491	20%
Asia Pacific	5,818	11,070	(5,252)	(47%)
Total	$241,386	$233,964	$7,422	3%

North American revenues decreased 2% to $158.8 million in the second quarter of 2014, compared to $161.4 million in the second quarter of 2013. While the North American rig count improved by 7% over this period, the decrease is largely attributable to market share losses in South Texas, along with reduced drilling activity of a key customer in the U.S. In addition, our U.S. completion services and equipment rental business, which was sold in December of 2013, contributed $4.2 million of revenue to the second quarter of 2013.

Internationally, revenues increased 14% to $82.6 million in the second quarter of 2014, as compared to $72.6 million in the second quarter of 2013. This increase is primarily attributable to the impact of the new contracts mentioned above, including approximately $5 million associated with the deepwater Black Sea contract and approximately $3 million associated with the Total deepwater contract in Brazil that was completed during the second quarter. Revenues in EMEA also benefitted from unusually high down-hole losses of drilling fluids which are billable to the customer, in the second quarter of 2014. The decline in the Asia Pacific region is primarily attributable to the timing of customer drilling activities under an offshore contract.

Operating Income

Operating income increased $9.9 million in the second quarter of 2014, as compared to the second quarter of 2013. The increase in operating income includes a $5.7 million increase from North American operations, along with a $4.2 million increase from international operations. Despite the decrease in U.S. revenues described above, the increase in North American operating income is largely attributable to improved sales mix, including approximately a $29 million increase in revenue from our proprietary Evolution drilling fluid systems, which generate higher margins relative to our traditional product offering. Also, operating income in the second quarter of 2014 includes a $0.6 million gain from the sale of real estate, while the second quarter of 2013 included a $1.1 million operating loss associated with the exited completions service and rental business.

The increase in operating income for our international operations primarily reflects the benefit from the increased revenues in EMEA and Brazil described above, offset partially by the declines in Asia Pacific. In addition, the second quarter of 2013 included a $1.8 million charge in Brazil, reflecting an adjustment to previously estimated margins on unbilled sales to Petrobras.

In recent quarters, the business environment in Brazil has become increasingly challenging, particularly as Petrobras, our primary customer in the region, has focused more efforts on well completions and less on drilling activities. Also, the lack of timely payment of Petrobras-related invoicing has caused increases in invested working capital associated with participation in this market. In response to these changes in the business environment, we have taken certain actions to reduce the cost structure of this operation and are continuing to evaluate further actions. While the Brazilian deepwater drilling market remains an important component of our long-term strategy, the profitability of our business remains highly dependent on increasing levels of drilling activity by Petrobras and other E&P customers. In the absence of a longer-term increase in drilling activity, we may incur additional charges, as we seek to reduce our cost structure in country, which may negatively impact our future operating results.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	Second Quarter		2014 vs 2013
(In thousands)	2014	2013	$	%

Mat rental and services	$27,702	$17,978	$9,724	54%
Mat sales	3,378	7,434	(4,056)	(55%)
Total	$31,080	$25,412	$5,668	22%

Mat rental and services revenues increased $9.7 million compared to the second quarter of 2013, primarily due to increasing demand for our composite mat products in the Northeast U.S. region. In addition, the second quarter of 2014 benefitted from a $1.5 million increase from the U.K. rental operation, following the December 2013 Terrafirma acquisition, as described above. Mat sales in the second quarter of 2014 decreased $4.1 million from the second quarter of 2013 as we allocated the majority of our composite mat production toward the expansion of our rental fleet. As described further below, quarterly revenues from mat sales typically fluctuate based on management’s allocation of plant capacity, along with the timing of mat orders from customers.

Operating Income

Segment operating income increased by $3.3 million, as compared to the second quarter of 2013, largely attributable to the $5.7 million increase in revenues described above along with a $0.6 million gain on the sale of real estate. The segment operating margin remains strong, driven by high utilization of mats in our rental fleet, and high utilization of our production facility, which continues to run at maximum production capacity levels.

The levels of mats sales in a given quarter are determined by several factors, including customer demand, as well as our allocation of mat production between sales and deployment into our rental fleet. The allocation of our production between additions to our rental fleet and sales in any given quarter is driven by a number of factors including commitments to meeting customer schedules, ability of our customers to take delivery of mats, timing of large mat rental projects/events, and plant capacity/efficiencies. As noted above, in the second quarter of 2014, we allocated the majority of our composite mat production toward the expansion of our rental fleet, leaving fewer mats available for sale to customers. Based on the continuing strong demand for our mats in the rental fleet, we expect the majority of our production to continue to be dedicated toward the expansion of our rental fleet until completion of the new mat manufacturing facility, resulting in lower mat sales revenues and income.

Corporate Office

Corporate office expenses increased $3.0 million to $9.4 million in the second quarter of 2014, compared to $6.4 million in the second quarter of 2013.  The increase is attributable to increases in personnel and administrative costs related to company growth, higher performance-based incentive compensation, and a $1.0 million increase in spending related to strategic planning projects, including the development of our deepwater market penetration strategy and international tax planning projects.

First Half of 2014 Compared to First Half of 2013

Consolidated Results of Operations

Summarized results of operations for the first half of 2014 compared to the first half of 2013 are as follows:

	First Half		2014 vs 2013
(In thousands)	2014	2013	$	%

Revenues	$515,290	$527,299	$(12,009)	(2% )

Cost of revenues	411,271	435,445	(24,174)	(6% )

Selling, general and administrative expenses	53,504	45,699	7,805	17%
Other operating income, net	(2,058)	(302)	(1,756)	581%

Operating income	52,573	46,457	6,116	13%

Foreign currency exchange (gain) loss	(1,751)	107	(1,858)	(1736%)
Interest expense, net	5,750	5,322	428	8%

Income from continuing operations before income taxes	48,574	41,028	7,546	18%
Provision for income taxes	16,503	14,302	2,201	15%
Income from continuing operations	32,071	26,726	5,345	20%
Income from discontinued operations, net of tax	1,152	6,313	(5,161)	(82%)
Gain from disposal of discontinued operations, net of tax	22,117	-	22,117	-

Net income	$55,340	$33,039	$22,301	67%

Revenues

Revenues decreased 2% to $515.3 million in the first half of 2014, compared to $527.3 million in the first half of 2013. This $12.0 million decrease includes a $20.7 million (5%) decrease in revenues in North America, including a $33.9 million decline in our Fluids Systems segment. Revenues from our international operations increased by $8.7 million (6%), primarily attributable to increases in the EMEA region partially offset by declines in Asia Pacific. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues decreased 6% to $411.3 million in the first half of 2014, compared to $435.4 million in the first half of 2013. The lower cost of revenues is due to the 2% decrease in revenues in the first half of 2014 along with an improved sales mix, including continued growth in our higher margin family of Evolution drilling fluid systems. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $7.8 million to $53.5 million in the first half of 2014 from $45.7 million in the first half of 2013. The increase is primarily attributable to increases in personnel and administrative costs associated with company growth, a $1.7 million increase in performance-based incentive compensation, a $1.3 million increase in stock-based compensation, and a $2.8 million increase in spending related to strategic planning projects, including the development of our deepwater market penetration strategy, international treasury and tax planning projects, and other growth initiatives.

Other Operating Income, net

Other operating income was $2.1 million in the first half of 2014 as compared to $0.3 million in the first half of 2013. The increase is primarily attributable to $1.2 million of gains recognized on the sale of two properties in 2014.

Foreign currency exchange

Foreign currency exchange was a $1.8 million gain in the first half of 2014, compared to a $0.1 million loss in the first half of 2013. The 2014 gain primarily reflects the impact of the weakening U.S. dollar in the second quarter of 2014 on currency translations on assets and liabilities (including intercompany balances) held in our international operations that are denominated in currencies other than functional currencies.

Interest expense, net

Interest expense totaled $5.8 million for the first half of 2014 compared to $5.3 million for the first half of 2013. The impact of increased borrowings in our Brazilian subsidiary is offset by the benefit of lower borrowings under our U.S. line of credit in the first half of 2014.

Provision for income taxes

The provision for income taxes for the first half of 2014 was $16.5 million, reflecting an effective tax rate of 34.0%, compared to $14.3 million in the first half of 2013, reflecting an effective tax rate of 34.9%.

Discontinued operations

Income from our discontinued Environmental Services operations that was sold in March 2014 was $1.2 million in 2014 compared to $6.3 million in the first half of 2013.  In addition, 2014 includes a $22.1 million gain from the March 2014 sale of the business, described above.  See Note 2 Discontinued Operations in our Notes to the unaudited condensed consolidated financial statements in Item 1.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Half		2014 vs 2013
(In thousands)	2014	2013	$	%

Revenues
Fluids systems	$452,786	$481,303	$(28,517)	(6%)
Mats and integrated services	62,504	45,996	16,508	36%
Total revenues	$515,290	$527,299	$(12,009)	(2%)

Operating income (loss)
Fluids systems	$43,311	$40,306	3,005
Mats and integrated services	27,026	18,821	8,205
Corporate office	(17,764)	(12,670)	(5,094)
Operating income	$52,573	$46,457	$6,116

Segment operating margin
Fluids systems and engineering	9.6%	8.4%
Mats and integrated services	43.2%	40.9%

Fluids Systems

Revenues

Total revenues for this segment consisted of the following:

	First Half		2014 vs 2013
(In thousands)	2014	2013	$	%

United States	$274,192	$316,718	$(42,526)	(13%)
Canada	31,045	22,437	8,608	38%
Total North America	305,237	339,155	(33,918)	(10%)
EMEA	84,555	73,560	10,995	15%
Latin America	48,986	47,453	1,533	3%
Asia Pacific	14,008	21,135	(7,127)	(34%)
Total	$452,786	$481,303	$(28,517)	(6%)

North American revenues decreased 10% to $305.2 million in the first half of 2014, compared to $339.2 million in the first half of 2013. While the North American rig count improved by 4% over this period, the decrease is largely attributable to market share losses in South Texas, along with reduced drilling activity of a key customer in the U.S. In addition, our U.S. completion services and equipment rental business, which was sold in December of 2013, contributed $9.7 million of revenue to the first half of 2013.

Internationally, revenues increased 4% to $147.5 million in the first half of 2014, as compared to $142.1 million in first half of 2013. This increase is primarily attributable to the impact of the new contracts described in the Overview section above, including approximately $6 million associated with the deepwater Black Sea contract and approximately $4 million associated with the Total deepwater contract in Brazil. The decline in the Asia Pacific region is attributable to the timing of customer drilling activities under an offshore contract in Australia and lower land drilling revenues.

Operating Income

Operating income increased $3.0 million in the first half of 2014, as compared to the first half of 2013. The increase in operating income includes a $3.8 million increase from international operations, along with a $0.8 million decrease from North American operations. Despite the 10% decrease in North American revenues described above, operating income in North America only decreased approximately 3% primarily attributable to improved sales mix, including an approximately $46 million increase in revenue from our proprietary Evolution drilling fluid systems, which generate higher margins relative to our traditional product offering. Operating income in the first half of 2014 also includes a $0.6 million gain from the sale of real estate.

The increase in operating income for our international operations includes the benefit from the increased revenues in the EMEA region described above offset partially by lower earnings in Asia Pacific. In addition, the first half of 2013 results included a $1.8 million charge in Brazil, reflecting an adjustment to previously estimated margins on unbilled sales to Petrobras.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	First Half		2014 vs 2013
(In thousands)	2014	2013	$	%

Mat rental and services	$52,239	$32,756	$19,483	59%
Mat sales	10,265	13,240	(2,975)	(22%)
Total	$62,504	$45,996	$16,508	36%

Mat rental and services revenues increased $19.5 million compared to the first half of 2013, largely due to increasing demand for our composite mat products, primarily in the Northeast U.S. region. In addition, the first half of 2014 benefitted from a $3.1 million increase from the U.K. rental operation, following the December 2013 Terrafirma acquisition. Mat sales decreased by $3.0 million from the first half of 2013, as we allocated the majority of our composite mat production toward the expansion of our rental fleet. Quarterly revenues from mat sales typically fluctuate based on management’s allocation of plant capacity, along with the timing of mat orders from customers.

Operating Income

Segment operating income in 2014 increased by $8.2 million, as compared to the first half of 2013, largely attributable to the $16.5 million increase in revenues described above, along with a $0.6 million gain on the sale of real estate. The segment operating margin remains strong, driven by high utilization of mats in our rental fleet, and high utilization of our production facility, which continues to run at maximum production capacity levels.

Corporate Office

Corporate office expenses increased $5.1 million to $17.8 million in the first half of 2014, compared to $12.7 million in the first half of 2013. The increase is attributable to increases in personnel and administrative costs related to company growth, higher performance-based incentive compensation, higher stock-based compensation, and a $2.7 million increase in spending related to strategic planning projects, including the development of our deepwater market penetration strategy, international tax planning projects, and other growth initiatives.

Liquidity and Capital Resources

Net cash used in operating activities during the first half of 2014 totaled $5.3 million. Net income adjusted for non-cash items provided $32.1 million of cash during the period while changes in operating assets used $37.4 million of cash. Uses of cash included increases in accounts receivable of $38.9 million attributable to higher revenue levels, and increases in inventories of $8.5 million largely associated with the timing of receipts of barite ore purchased from China which were partially offset by a combined $16.8 million increase in accounts payable and accrued liabilities.

Net cash provided by investing activities during the first half of 2014 was $35.0 million, primarily consisting of net proceeds from the sale of the Environmental Services business of $89.2 million partially offset by capital expenditures of $56.7 million. The first half of 2014 capital expenditures included $34.0 million in the Mats & Integrated Services segment, including $17.7 million related to the deployment of produced mats into the rental fleet and $14.5 million related to the manufacturing plant expansion project at our Carencro, Louisiana facility.

We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. We have increased our estimated capital expenditures and now expect total 2014 capital expenditures to range between $90 million to $110 million. As of June 30, 2014, we had cash on-hand of $56.8 million of which $54.4 million resides within our foreign subsidiaries which we intend to leave permanently reinvested abroad. We expect our subsidiary cash on-hand, along with cash generated by operations and availability under our existing credit agreement to be adequate to fund our anticipated capital needs during the next 12 months.

Our capitalization is as follows:

(In thousands)	June 30, 2014	December 31, 2013

Senior Notes	$172,500	$172,500
Revolving credit facility	-	-
Other	20,717	13,153
Total	193,217	185,653
Stockholder's equity	598,769	581,054

Total capitalization	$791,986	$766,707

Total debt to capitalization	24.4%	24.2%

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

Our revolving credit facility (the "Credit Agreement") provides for a $125.0 million revolving loan facility available for borrowings and letters of credit which expires in November 2016. The Credit Agreement can be increased by $75.0 million for a maximum $200.0 million of capacity. Under the terms of the Credit Agreement, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 300 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 200 basis points. The applicable margin on LIBOR borrowings on June 30, 2014 was 200 basis points. In addition, we are required to pay a commitment fee on the unused portion of the Credit Agreement of 37.5 basis points. The Credit Agreement contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of June 30, 2014.

At June 30, 2014, we had letters of credit issued and outstanding under the Credit Agreement which totaled $43.1 million leaving $81.9 million of availability at June 30, 2014. Additionally, our foreign operations had $20.7 million outstanding under lines of credit and other borrowings, as well as $1.3 million outstanding in letters of credit.

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

Interest Rate Risk

At June 30, 2014, we had total debt outstanding of $193.2 million, including $172.5 million of Senior Notes, bearing interest at a fixed rate of 4.0%. Variable rate debt totaled $20.7 million which relates to our foreign operations under lines of credit and other borrowings. At the June 30, 2014 balance, a 200 basis point increase in market interest rates during 2014 would cause our annual interest expense to increase approximately $0.4 million.

Foreign Currency

Our principal foreign operations are conducted in certain areas of EMEA, Latin America, Asia Pacific, and Canada. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate which include European euros, Algerian dinar, Romanian new leu, Canadian dollars, Australian dollars, British pound and Brazilian reais. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies because the dollar amount of these transactions has not warranted our using hedging instruments.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2014, the end of the period covered by this quarterly report.

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information set forth in the legal proceedings section of “Note 10, Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

ITEM 1A.	Risk Factors

There have been no material changes during the period ended June 30, 2014 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended June 30, 2014:

				Total Number of	Maximum Approximate Dollar
				Shares Purchased as Part	Value of Shares that May Yet
	Total Number of		Average Price	of Publicly Announced	be Purchased Under
Period	Shares Purchased	(1)	per Share	Plans or Programs	Plans or Programs
April 1 - 30, 2014	1,541,468		$11.42	1,541,468	$62.7
May 1 - 31, 2014	-		-	-	$62.7
June 1 - 30, 2014	1,417,459		11.80	1,239,097	$48.1
Total	2,958,927		$11.60	2,780,565

(1)	During the three months ended June 30, 2014, we purchased an aggregate of 178,362 shares surrendered in lieu of taxes under vesting of restricted stock awards.

In February 2014, the Company’s Board of Directors authorized an amendment to the $50.0 million repurchase program to increase the amount authorized to $100.0 million, subject to completion of the Environmental Services divesture that subsequently closed in March 2014.

Subsequent to June 30, 2014, we repurchased an additional 441,300 shares at an average cost of approximately $12.33 per share.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

The information concerning mine safety violations and other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

*4.1	Form of Indemnification Agreement

10.1

Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

10.2	Form of Restricted Stock Agreement under the Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

*31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Gregg S. Piontek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Gregg S. Piontek pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*95.1	Reporting requirements under the Mine Safety and Health Administration.

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

Date: July 25, 2014

NEWPARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek, Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Douglas L. White
Douglas L. White, Corporate Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

*4.1	Form of Indemnification Agreement

10.1

Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

10.2	Form of Restricted Stock Agreement under the Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

*31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Gregg S. Piontek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Gregg S. Piontek pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*95.1	Reporting requirements under the Mine Safety and Health Administration.

*101.INS  XBRL Instance Document

*101.SCH  XBRL Schema Document

*101.CAL  XBRL Calculation Linkbase Document

*101.LAB  XBRL Label Linkbase Document

*101.PRE  XBRL Presentation Linkbase Document

*101.DEF  XBRL Definition Linkbase Document

*  Filed herewith.