Form 10-Q
period 2014-09-30
NEWPARK RESOURCES INC
filed 2014-10-31
CIK 71829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File No. 1-2960

Newpark Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1123385
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9320 Lakeside Blvd., Suite 100
The Woodlands, Texas	77381
(Address of principal executive offices)	(Zip Code)

(281) 362-6800

(Registrant’s telephone number, including area code)

2700 Research Forest Drive, Suite 100, The Woodlands, Texas 77381

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

Large accelerated filer √	Accelerated filer ____

Non-accelerated filer ____ (Do not check if a smaller reporting company)	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	√

As of October 23, 2014, a total of 83,990,240 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2014

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

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	September 30, 2014	December 31, 2013

ASSETS
Cash and cash equivalents	$41,390	$65,840
Receivables, net	331,109	268,529
Inventories	198,140	189,680
Deferred tax assets	9,054	11,272
Prepaid expenses and other current assets	17,082	11,016
Assets of discontinued operations	-	13,103
Total current assets	596,775	559,440

Property, plant and equipment, net	273,565	217,010
Goodwill	92,876	94,064
Other intangible assets, net	18,942	25,900
Other assets	4,947	6,086
Assets of discontinued operations	-	65,917
Total assets	$987,105	$968,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$8,802	$12,867
Accounts payable	94,763	88,586
Accrued liabilities	57,385	46,341
Liabilities of discontinued operations	-	5,957
Total current liabilities	160,950	153,751

Long-term debt, less current portion	172,499	172,786
Deferred tax liabilities	31,591	27,060
Other noncurrent liabilities	12,449	11,026
Liabilities of discontinued operations	-	22,740
Total liabilities	377,489	387,363

Commitments and contingencies (Note 10)

Common stock, $0.01 par value, 200,000,000 shares authorized and 99,186,913 and 98,030,839 shares issued, respectively	992	980
Paid-in capital	517,649	504,675
Accumulated other comprehensive loss	(21,047)	(9,484)
Retained earnings	239,170	160,338
Treasury stock, at cost; 15,186,553 and 10,832,845 shares, respectively	(127,148)	(75,455)
Total stockholders’ equity	609,616	581,054
Total liabilities and stockholders' equity	$987,105	$968,417

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013

Revenues	$296,964	$268,132	$812,254	$795,431

Cost of revenues	228,661	218,864	639,932	654,309

Selling, general and administrative expenses	28,754	23,846	82,258	69,545
Other operating expense (income), net	117	(223)	(1,941)	(525)

Operating income	39,432	25,645	92,005	72,102

Foreign currency exchange loss (gain)	1,221	975	(530)	1,082
Interest expense, net	2,321	2,728	8,071	8,050

Income from continuing operations before income taxes	35,890	21,942	84,464	62,970
Provision for income taxes	12,398	6,511	28,901	20,813
Income from continuing operations	23,492	15,431	55,563	42,157
Income from discontinued operations, net of tax	-	3,329	1,152	9,642
Gain from disposal of discontinued operations, net of tax	-	-	22,117	-

Net income	$23,492	$18,760	$78,832	$51,799

Income per common share -basic:
Income from continuing operations	$0.29	$0.18	$0.67	$0.50
Income from discontinued operations	-	0.04	0.28	0.11
Net income	$0.29	$0.22	$0.95	$0.61

Income per common share -diluted:
Income from continuing operations	$0.25	$0.16	$0.59	$0.45
Income from discontinued operations	-	0.04	0.23	0.09
Net income	$0.25	$0.20	$0.82	$0.54

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013

Net income	$23,492	$18,760	$78,832	$51,799

Foreign currency translation adjustments	(13,143)	2,806	(11,563)	(7,513)

Comprehensive income	$10,349	$21,566	$67,269	$44,286

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$78,832	$51,799
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	30,925	33,138
Stock-based compensation expense	9,092	6,954
Provision for deferred income taxes	(5,277)	(311)
Net provision for doubtful accounts	1,226	221
Gain on sale of a business	(33,974)	-
Gain on sale of assets	(1,351)	(437)
Excess tax benefit from stock-based compensation	(1,175)	(2,020)
Change in assets and liabilities:
(Increase) decrease in receivables	(60,348)	1,210
(Increase) decrease in inventories	(11,973)	2,964
(Increase) decrease in other assets	(6,170)	828
Increase (decrease) in accounts payable	7,531	(11,832)
Increase in accrued liabilities and other	15,544	13,175
Net cash provided by operating activities	22,882	95,689
Cash flows from investing activities:
Capital expenditures	(84,710)	(52,550)
Proceeds from sale of property, plant and equipment	3,144	1,248
Proceeds from sale of a business	89,766	-
Net cash provided by (used in) investing activities	8,200	(51,302)
Cash flows from financing activities:
Borrowings on lines of credit	54,665	215,994
Payments on lines of credit	(58,897)	(243,141)
Other financing activities	(43)	(25)
Proceeds from employee stock plans	3,104	8,102
Purchases of treasury stock	(52,892)	(4,227)
Excess tax benefit from stock-based compensation	1,175	2,020
Net cash used in financing activities	(52,888)	(21,277)
Effect of exchange rate changes on cash	(2,644)	(547)
Net (decrease) increase in cash and cash equivalents	(24,450)	22,563
Cash and cash equivalents at beginning of year	65,840	46,846
Cash and cash equivalents at end of period	$41,390	$69,409

Cash paid for:
Income taxes (net of refunds)	$44,929	$21,637
Interest	$5,742	$5,047

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. Our fiscal year end is December 31, our third quarter represents the three month period ended September 30, and our first nine months represents the nine month period ended September 30. The results of operations for the third quarter and first nine months of 2014 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2014, the results of our operations for the third quarter and first nine months of 2014 and 2013, and our cash flows for the first nine months of 2014 and 2013. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2013 is derived from the audited consolidated financial statements at that date.

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

Note 2 – Discontinued Operations

In March of 2014, we completed the sale of our Environmental Services business for $100 million in cash, subject to adjustment based on actual working capital conveyed at closing. Cash proceeds from the sale were $89.8 million in 2014, net of transaction related expenses, including the adjustment related to final working capital conveyed at closing. In addition, $8 million of the sale price was withheld in escrow associated with transaction representations, warranties and indemnities, and is expected to be released over the next 12 months. As a result of the sale transaction, we recorded a gain on the disposal of the business of $34.0 million ($22.1 million after-tax). All assets, liabilities and results of operations for this business have been reclassified to discontinued operations for all periods presented.

Summarized results of operations from discontinued operations through the date of sale are as follows:

	Third Quarter		First Nine Months
(In thousands)	2014	2013	2014	2013

Revenues	$-	$17,576	$11,744	$49,417

Income from discontinued operations before income taxes	-	4,656	1,770	13,485
Income from discontinued operations, net of tax	-	3,329	1,152	9,642
Gain from disposal of discontinued operations before income taxes	-	-	33,974	-
Gain from disposal of discontinued operations, net of tax	-	-	22,117	-

Assets and liabilities of discontinued operations as of December 31, 2013 were as follows:

December 31,
(In thousands)	2013

Receivables, net	$11,915
Prepaid expenses and other current assets	1,188
Property, plant and equipment, net	62,333
Other assets	3,584
Assets of discontinued operations	$79,020

Accounts payable	$4,415
Other Accrued liabilities	1,542
Deferred tax liabilities	12,449
Other noncurrent liabilities	10,291
Liabilities of discontinued operations	$28,697

Note 3 – Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share from continuing operations:

	Third Quarter		First Nine Months
(In thousands, except per share data)	2014	2013	2014	2013

Basic EPS:
Income from continuing operations	$23,492	$15,431	$55,563	$42,157

Weighted average number of common shares outstanding	82,055	85,775	83,260	84,902

Basic income from continuing operations per common share	$0.29	$0.18	$0.67	$0.50

Diluted EPS:
Income from continuing operations	$23,492	$15,431	$55,563	$42,157
Assumed conversions of Senior Notes	1,294	1,370	3,808	3,875
Adjusted income from continuing operations	$24,786	$16,801	$59,371	$46,032

Weighted average number of common shares outstanding-basic	82,055	85,775	83,260	84,902
Add: Dilutive effect of stock options and restricted stock awards	1,550	1,503	1,715	1,718
Dilutive effect of Senior Notes	15,682	15,682	15,682	15,682

Diluted weighted average number of common shares outstanding	99,287	102,960	100,657	102,302

Diluted income from continuing operations per common share	$0.25	$0.16	$0.59	$0.45

Stock options and restricted stock excluded from calculation of diluted earnings per share because anti-dilutive for the period	1,075	591	821	565

Weighted average dilutive stock options and restricted stock outstanding totaled approximately 4.7 million and 4.9 million shares for the third quarter of 2014 and 2013, respectively, and 4.9 million and 5.2 million shares for the first nine months of 2014 and 2013, respectively. The resulting net effect of stock options and restricted stock were used in calculating diluted earnings per share for the period.

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

During the first nine months of 2014, 4,317,278 shares were repurchased for an average price of approximately $11.72 per share, including commissions, leaving $42.7 million remaining under the program. All of the shares repurchased are held as treasury stock. We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Note 7 – Receivables

Receivables consist of the following:

(In thousands)	September 30, 2014	December 31, 2013

Gross trade receivables	$307,557	$252,168
Allowance for doubtful accounts	(4,934)	(4,142)
Net trade receivables	302,623	248,026

Other receivables	28,486	20,503

Total receivables, net	$331,109	$268,529

Note 8 – Inventories

Inventories consist of the following:

(In thousands)	September 30, 2014	December 31, 2013

Raw materials:
Drilling fluids	$153,451	$153,901
Mats	816	790
Total raw materials	154,267	154,691

Blended drilling fluids components	42,608	34,075

Finished goods- mats	1,265	914
Total	$198,140	$189,680

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

Note 9 – Financing Arrangements and Fair Value of Financial Instruments

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $125.0 million revolving credit facility which can be increased by $75.0 million for a maximum $200.0 million of capacity. At September 30, 2014, we had no outstanding borrowings under the revolving credit facility. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2011. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes prior to their maturity date.

Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at September 30, 2014 and December 31, 2013. The estimated fair value of our Senior Notes was $227.9 million at September 30, 2014 and $231.2 million at December 31, 2013, based on quoted market prices at these respective dates.

Note 10 – Commitments and Contingencies

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. During the second quarter of 2014, a lawsuit was filed by Jesse Davida, a former employee, in Federal Court in Texas against Newpark Drilling Fluids LLC, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff seeks damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and pay them on an hourly basis (including overtime). The plaintiff seeks recovery on his own behalf, and seeks certification of a class of similarly situated employees. We have retained outside counsel with experience in FLSA class action litigation, and plan to vigorously defend this litigation. Similar cases have been filed against other companies in the oil and gas services industry, including some of our competitors. We are monitoring developments in those cases as well. Because our case remains in the very early stages, we cannot predict with any degree of certainty the outcome of the litigation at this time and, accordingly, cannot estimate any possible loss or range of loss. In the opinion of management, any liability in these matters should not have a material effect on our consolidated financial statements.

Note 11 – Segment Data

Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Third Quarter		First Nine Months
(In thousands)	2014	2013	2014	2013

Revenues
Fluids systems	$251,234	$233,020	$704,020	$714,323
Mats & integrated services	45,730	35,112	108,234	81,108
Total Revenues	$296,964	$268,132	$812,254	$795,431

Operating Income (loss)
Fluids systems	$27,756	$17,140	$71,067	$57,446
Mats & integrated services	20,541	15,345	47,567	34,166
Corporate office	(8,865)	(6,840)	(26,629)	(19,510)
Operating Income	$39,432	$25,645	$92,005	$72,102

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our Fluids Systems segment, which generated 87% of consolidated revenues in the first nine months of 2014, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.

In 2013, we announced several international contract awards in the EMEA region all of which began in 2014. We were awarded a contract to provide drilling fluids and related services for a series of wells to be drilled in the Black Sea. In addition, we were awarded two contracts to provide drilling fluids and related services for land operations, including a five year contract by the Kuwait Oil Company (“Kuwait”) and a four year contract by another customer in India. Total revenue generated under these contracts was approximately $14 million for the first nine months of 2014. In the third quarter of 2014, we were also awarded a contract by ENI S.p.A. to provide drilling fluids and related services for a series of wells in offshore Libya with the work expected to begin in the first half of 2015.

We are continuing the roll-out of Evolution®, our family of high performance water-based drilling fluid systems initially launched in 2010, which we believe provide superior performance and environmental benefits to our customers, as compared to traditional fluid systems used in the industry. After completing the roll-out of the systems into most major North American drilling basins in 2011 and 2012, we began expanding into key international markets. The systems have now been used in our EMEA and Asia Pacific regions. Total revenues from wells using Evolution systems were approximately $183 million in the first nine months of 2014, including $26 million from international markets, compared to total revenues of $86 million in the first nine months of 2013.

In the third quarter of 2014, we announced two capital investment projects within the Fluids Systems segment. We have plans for a capital investment of approximately $30 million to significantly expand existing capacity and upgrade the drilling fluids blending, storage and transfer capabilities in Fourchon, Louisiana, which serves the Gulf of Mexico deepwater market. In addition, we are investing approximately $20 million in a new manufacturing facility and distribution center located in Conroe, Texas, which will support the increasing demand for our proprietary fluid technologies, including our Evolution systems. Both of these projects are expected to be completed by the end of 2015.

Our Mats and Integrated Services segment, which generated 13% of consolidated revenues through the first nine months of 2014, provides composite mat rentals, well site construction and related site services to oil and gas customers. In addition, mat rentals activity is expanding into applications in other industries, including petrochemicals, utilities, and pipeline. We also sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry.

In October 2013, we announced plans to expand our mat manufacturing facility, located in Carencro, Louisiana. The $40 million expansion project is expected to be completed at the end of the first quarter of 2015. Upon completion, the project will significantly increase our production capacity and support expansion into new markets, both domestically and internationally. The new facility will also include a research and development center, intended to drive continued new product development efforts. Until this manufacturing facility expansion project is completed, we expect revenues from mat sales to continue to be limited by our manufacturing capacity limitations, along with our efforts to meet growing demand for mat rentals. During the first nine months of 2014, we allocated the majority of our composite mat production toward the expansion of our rental fleet, leaving fewer mats available for sale to customers.

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

Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the third quarter and first nine months of 2014, as compared to the same periods of 2013 is as follows:

	Third Quarter		2014 vs 2013
	2014	2013	Count	%

U.S. Rig Count	1,903	1,770	133	8%
Canadian Rig Count	386	350	36	10%
North America	2,289	2,120	169	8%

	First Nine Months		2014 vs 2013
	2014	2013	Count	%

U.S. Rig Count	1,843	1,763	80	5%
Canadian Rig Count	370	344	26	8%
North America	2,213	2,107	106	5%

Source: Baker Hughes Incorporated

Third Quarter of 2014 Compared to Third Quarter of 2013

Consolidated Results of Operations

Summarized results of operations for the third quarter of 2014 compared to the third quarter of 2013 are as follows:

	Third Quarter		2014 vs 2013
(In thousands)	2014	2013	$	%

Revenues	$296,964	$268,132	$28,832	11%

Cost of revenues	228,661	218,864	9,797	4%
Selling, general and administrative expenses	28,754	23,846	4,908	21%
Other operating expense (income), net	117	(223)	340	(152%)

Operating income	39,432	25,645	13,787	54%

Foreign currency exchange loss	1,221	975	246	25%
Interest expense, net	2,321	2,728	(407)	(15%)

Income from continuing operations before income taxes	35,890	21,942	13,948	64%
Provision for income taxes	12,398	6,511	5,887	90%
Income from continuing operations	23,492	15,431	8,061	52%
Income from discontinued operations, net of tax	-	3,329	(3,329)	(100%)

Net income	$23,492	$18,760	$4,732	25%

Revenues

Revenues increased 11% to $297.0 million in the third quarter of 2014, compared to $268.1 million in the third quarter of 2013. This $28.8 million increase includes a $28.3 million (14%) increase in revenues in North America, comprised of a $19.7 million increase in our Fluids Systems segment and an $8.6 million increase in the Mats and Integrated Services segment. Revenues from our international operations remained relatively flat with the third quarter of 2013, with increases in our Fluids Systems EMEA region being more than offset by declines in the Latin America region. International revenues in 2014 also include a $1.9 million increase from the December 2013 acquisition of Terrafirma. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues increased 4% to $228.7 million in the third quarter of 2014 compared to $218.9 million in the third quarter of 2013. Cost of revenues increased 4% compared to the prior year third quarter on a 11% increase in revenues, benefitting from an improved sales mix, including continued growth in our higher margin family of Evolution drilling fluid systems and higher growth in the Mats and Integrated Services segment, which provides a stronger margin relative to Fluids Systems. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4.9 million to $28.8 million in the third quarter of 2014 from $23.8 million in the third quarter of 2013. The increase is primarily attributable to an increase of $1.5 million in performance-based incentive compensation, an increase of $0.8 million related to stock-based compensation, increases in personnel and administrative costs associated with company growth, and spending related to strategic planning projects and other growth initiatives.

Foreign currency exchange

Foreign currency exchange was a $1.2 million loss in the third quarter of 2014, compared to a $1.0 million loss in the third quarter of 2013. The third quarter 2014 loss primarily reflects the impact of the strengthening U.S. dollar on currency translations on assets and liabilities (including intercompany balances) held in our international operations that are denominated in currencies other than functional currencies.

Interest expense, net

Interest expense totaled $2.3 million for the third quarter of 2014 compared to $2.7 million in the third quarter of 2013. The decline in interest expense in the third quarter of 2014 was primarily attributable to the capitalization of interest associated with the mat manufacturing facility expansion project.

Provision for income taxes

The provision for income taxes for the third quarter of 2014 was $12.4 million, reflecting an effective tax rate of 34.5%, compared to $6.5 million in the third quarter of 2013, reflecting an effective tax rate of 29.7%. The low effective tax rate in the third quarter of 2013 was primarily attributable to increased deductions and other benefits identified with completion of the 2012 U.S. tax filings.

Discontinued operations

Income from our discontinued Environmental Services operations that were sold in March 2014 was $3.3 million in the third quarter of 2013.  See Note 2 Discontinued Operations in our Notes to the unaudited condensed consolidated financial statements in Item 1.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter		2014 vs 2013
(In thousands)	2014	2013	$	%

Revenues
Fluids systems	$251,234	$233,020	$18,214	8%
Mats and integrated services	45,730	35,112	10,618	30%
Total revenues	$296,964	$268,132	$28,832	11%

Operating income (loss)
Fluids systems	$27,756	$17,140	$10,616
Mats and integrated services	20,541	15,345	5,196
Corporate office	(8,865)	(6,840)	(2,025)
Operating income	$39,432	$25,645	$13,787

Segment operating margin
Fluids systems	11.0%	7.4%
Mats and integrated services	44.9%	43.7%

Fluids Systems

Revenues

Total revenues for this segment consisted of the following:

	Third Quarter		2014 vs 2013
(In thousands)	2014	2013	$	%

United States	$161,643	$153,560	$8,083	5%
Canada	22,316	10,683	11,633	109%
Total North America	183,959	164,243	19,716	12%
EMEA	39,999	34,634	5,365	15%
Latin America	20,074	26,919	(6,845)	(25%)
Asia Pacific	7,202	7,224	(22)	(0%)
Total	$251,234	$233,020	$18,214	8%

North American revenues increased 12% to $184.0 million in the third quarter of 2014, compared to $164.2 million in the third quarter of 2013. While the North American rig count improved by 8% over this period, the 12% revenue increase is largely attributable to market share gains in Canada, and continued strong demand for wholesale barite. In addition, our U.S. completion services and equipment rental business, which was sold in December of 2013, contributed $3.7 million of revenue to the third quarter of 2013.

Internationally, revenues decreased 2% to $67.3 million in the third quarter of 2014, as compared to $68.8 million in the third quarter of 2013 as increases in the EMEA region were more than offset by decreases in the Latin America region. The increase in the EMEA region is primarily attributable to approximately $6 million in revenues from the new contracts mentioned above, including the deepwater Black Sea, India and Kuwait contracts. The decrease in the Latin America region is primarily attributable to declines in Petrobras drilling activity.

Operating Income

Operating income increased $10.6 million in the third quarter of 2014, as compared to the third quarter of 2013. The increase in operating income includes an $11.6 million increase from North American operations partially offset by a $1.0 million decrease from international operations. In addition to the favorable impact on operating income from the increase in revenues described above, the increase in North American operating income is largely attributable to improved sales mix, including approximately a $31 million increase in revenue from our proprietary Evolution drilling fluid systems, which generate higher margins relative to our traditional product offering. Also, the third quarter of 2013 included a $1.1 million operating loss associated with the exited completions service and rental business.

The decrease in operating income for our international operations is primarily attributable to operating losses in the Latin America region in the third quarter of 2014 offset by the benefit from the increased revenues in the EMEA region as described above.

In recent quarters, the business environment in Brazil has become increasingly challenging, particularly as Petrobras, our primary customer in the region, has focused more efforts on well completions and less on drilling activities. Also, the lack of timely payment of Petrobras-related invoicing has caused increases in invested working capital associated with participation in this market. In response to these changes in the business environment, we have taken certain actions to reduce the cost structure of this operation and are continuing to evaluate further actions. While the Brazilian deepwater drilling market remains an important component of our long-term strategy, the profitability of our business in Brazil remains highly dependent on increasing levels of drilling activity by Petrobras and other E&P customers. In the absence of a longer-term increase in drilling activity, we may incur additional charges, including potential asset impairments, as we seek to reduce our cost structure in country, which may negatively impact our future operating results.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	Third Quarter		2014 vs 2013
(In thousands)	2014	2013	$	%

Mat rental and services	$41,259	$18,858	$22,401	119%
Mat sales	4,471	16,254	(11,783)	(72%)
Total	$45,730	$35,112	$10,618	30%

Mat rental and services revenues increased $22.4 million compared to the third quarter of 2013, primarily due to increasing demand for our composite mat products in the Northeast U.S. region, a large site preparation project in the Gulf Coast region and our ongoing expansion into the utility and pipeline markets. In addition, the third quarter of 2014 benefitted from a $1.9 million increase from the U.K. rental operation, following the December 2013 Terrafirma acquisition, as described above. Mat sales in the third quarter of 2014 decreased $11.8 million from the third quarter of 2013 as we allocated the majority of our composite mat production toward the expansion of our rental fleet. As described further below, quarterly revenues from mat sales typically fluctuate based on management’s allocation of plant capacity, along with the timing of mat orders from customers.

Operating Income

Segment operating income increased by $5.2 million, as compared to the third quarter of 2013, largely attributable to the $10.6 million increase in revenues described above. The segment operating margin remains strong, driven by high utilization of mats in our rental fleet, and high utilization of our production facility, which continues to run at maximum production capacity levels.

The levels of mat sales in a given quarter are determined by several factors, including customer demand, as well as our allocation of mat production between sales and deployment into our rental fleet. The allocation of our production between additions to our rental fleet and sales in any given quarter is driven by a number of factors including commitments to meeting customer schedules, ability of our customers to take delivery of mats, timing of large mat rental projects/events, and plant capacity/efficiencies. As noted above, in the third quarter of 2014, we allocated the majority of our composite mat production toward the expansion of our rental fleet, leaving fewer mats available for sale to customers. Based on the continuing strong demand for our mats in the rental fleet, we expect the majority of our production to continue to be dedicated toward the expansion of our rental fleet until completion of the new mat manufacturing facility, resulting in lower mat sales revenues and income.

Corporate Office

Corporate office expenses increased $2.0 million to $8.9 million in the third quarter of 2014, compared to $6.8 million in the third quarter of 2013.  The increase primarily relates to higher personnel and administrative costs related to company growth, higher performance-based incentive compensation, and a $0.5 million increase in spending related to strategic planning projects and other growth initiatives. Additionally, the third quarter of 2014 includes $0.5 million in incremental costs related to our corporate office relocation.

First Nine Months of 2014 Compared to First Nine Months of 2013

Consolidated Results of Operations

Summarized results of operations for the first nine months of 2014 compared to the first nine months of 2013 are as follows:

	First Nine Months		2014 vs 2013
(In thousands)	2014	2013	$	%

Revenues	$812,254	$795,431	$16,823	2%

Cost of revenues	639,932	654,309	(14,377)	(2%)

Selling, general and administrative expenses	82,258	69,545	12,713	18%
Other operating income, net	(1,941)	(525)	(1,416)	270%

Operating income	92,005	72,102	19,903	28%

Foreign currency exchange (gain) loss	(530)	1,082	(1,612)	(149%)
Interest expense, net	8,071	8,050	21	0%

Income from continuing operations before income taxes	84,464	62,970	21,494	34%
Provision for income taxes	28,901	20,813	8,088	39%
Income from continuing operations	55,563	42,157	13,406	32%
Income from discontinued operations, net of tax	1,152	9,642	(8,490)	(88%)
Gain from disposal of discontinued operations, net of tax	22,117	-	22,117	-

Net income	$78,832	$51,799	$27,033	52%

Revenues

Revenues increased 2% to $812.3 million in the first nine months of 2014, compared to $795.4 million in the first nine months of 2013. This $16.8 million increase includes a $7.7 million (1%) increase in revenues in North America, with a $21.9 million increase in our Mats and Integrated Services segment being offset by a $14.2 million decline in our Fluids Systems segment. Revenues from our international operations increased by $9.1 million (4%), primarily attributable to increases in the Fluids Systems EMEA region, partially offset by declines in the Asia Pacific and Latin America regions. International revenues in 2014 also include a $5.0 million increase from the December 2013 acquisition of Terrafirma. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues decreased 2% to $639.9 million in the first nine months of 2014, compared to $654.3 million in the first nine months of 2013. Despite a 2% increase in revenues, cost of revenues decreased 2% in the first nine months of 2014 benefitting from an improved sales mix, including continued growth in our higher margin family of Evolution drilling fluid systems and higher growth in the Mats and Integrated Services segment, which provides a stronger margin relative to Fluids Systems. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $12.7 million to $82.3 million in the first nine months of 2014 from $69.5 million in the first nine months of 2013. The increase is primarily attributable to increases in personnel and administrative costs associated with company growth, a $2.7 million increase in performance-based compensation, a $2.3 million increase in stock-based incentive compensation, and a $3.3 million increase in spending related to strategic planning projects, including the development of our deepwater market penetration strategy, international treasury and tax planning projects, and other growth initiatives.

Other Operating Income, net

Other operating income was $1.9 million in the first nine months of 2014 as compared to $0.5 million in the first nine months of 2013. The increase is primarily attributable to $1.2 million of gains recognized on the sale of two properties in 2014.

Foreign currency exchange

Foreign currency exchange was a $0.5 million gain in the first nine months of 2014, compared to a $1.1 million loss in the first nine months of 2013. The 2014 gain primarily reflects the impact of the fluctuating U.S. dollar on currency translations on assets and liabilities (including intercompany balances) held in our international operations that are denominated in currencies other than functional currencies.

Interest expense, net

Interest expense totaled $8.1 million for both the first nine months of 2014 and 2013. An increase in interest expense in the first nine months of 2014 related to the impact of higher borrowings in our international subsidiaries was offset by the benefit of lower borrowings under our U.S. revolving credit facility and capitalization of interest associated with the mat manufacturing facility expansion project.

Provision for income taxes

The provision for income taxes for the first nine months of 2014 was $28.9 million, reflecting an effective tax rate of 34.2%, compared to $20.8 million in the first nine months of 2013, reflecting an effective tax rate of 33.1%. The increase in the effective tax rate is primarily related to the increase in U.S. earnings in 2014 which has a higher effective tax rate than our foreign jurisdictions. The full year 2014 tax rate is anticipated to be approximately 35%.

Discontinued operations

Income from our discontinued Environmental Services operations that was sold in March 2014 was $1.2 million in 2014 compared to $9.6 million in the first nine months of 2013.  In addition, 2014 includes a $22.1 million gain from the March 2014 sale of the business, described above.  See Note 2 Discontinued Operations in our Notes to the unaudited condensed consolidated financial statements in Item 1.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Nine Months		2014 vs 2013
(In thousands)	2014	2013	$	%

Revenues
Fluids systems	$704,020	$714,323	$(10,303)	(1%)
Mats and integrated services	108,234	81,108	27,126	33%
Total revenues	$812,254	$795,431	$16,823	2%

Operating income (loss)
Fluids systems	$71,067	$57,446	13,621
Mats and integrated services	47,567	34,166	13,401
Corporate office	(26,629)	(19,510)	(7,119)
Operating income	$92,005	$72,102	$19,903

Segment operating margin
Fluids systems and engineering	10.1%	8.0%
Mats and integrated services	43.9%	42.1%

Fluids Systems

Revenues

Total revenues for this segment consisted of the following:

	First Nine Months		2014 vs 2013
(In thousands)	2014	2013	$	%

United States	$435,835	$470,278	$(34,443)	(7%)
Canada	53,361	33,120	20,241	61%
Total North America	489,196	503,398	(14,202)	(3%)
EMEA	124,554	108,194	16,360	15%
Latin America	69,060	74,372	(5,312)	(7%)
Asia Pacific	21,210	28,359	(7,149)	(25%)
Total	$704,020	$714,323	$(10,303)	(1%)

North American revenues decreased 3% to $489.2 million in the first nine months of 2014, compared to $503.4 million in the first nine months of 2013. While the North American rig count improved by 5% over this period, the decreases primarily related to market share losses in South Texas and reduced drilling activity of a key customer in the U.S., which were partially offset by market share gains in Canada, as well as continued strong demand for wholesale barite. In addition, our U.S. completion services and equipment rental business, which was sold in December of 2013, contributed $13.4 million of revenue to the first nine months of 2013.

Internationally, revenues increased 2% to $214.8 million in the first nine months of 2014, as compared to $210.9 million in first nine months of 2013 as increases in the EMEA region were partially offset by decreases in the Asia Pacific and Latin America regions. The increase in the EMEA region is primarily attributable to approximately $14 million in revenues from the new contracts described above, including the Black Sea, India and Kuwait contracts. The decline in the Asia Pacific region is attributable to lower customer drilling activities under an offshore contract in Australia and lower land drilling revenues. The decrease in the Latin America region is primarily attributable to declines in Petrobras drilling activity.

Operating Income

Operating income increased $13.6 million in the first nine months of 2014, as compared to the first nine months of 2013. The increase in operating income includes a $10.8 million increase from North American operations and a $2.8 million increase from international operations. Despite the 3% decrease in North American revenues described above, operating income in North America increased approximately 26% primarily attributable to improved sales mix, including approximately $77 million increase in revenues from our proprietary Evolution drilling fluid systems, which generate higher margins relative to our traditional product offering. North American operating income in 2014 also benefitted from the higher margins related to the increased revenues in Canada and from the strong demand for wholesale barite. Additionally, operating income in the first nine months of 2013 included a $1.7 million loss associated with the now exited completion services and rental business.

The increase in operating income for our international operations includes the benefit from the increased revenues in the EMEA region described above offset partially by lower earnings in the Asia Pacific region.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	First Nine Months		2014 vs 2013
(In thousands)	2014	2013	$	%

Mat rental and services	$93,498	$51,614	$41,884	81%
Mat sales	14,736	29,494	(14,758)	(50%)
Total	$108,234	$81,108	$27,126	33%

Mat rental and services revenues increased $41.9 million compared to the first nine months of 2013, largely due to increasing demand for our composite mat products in the Northeast U.S. region, along with a large site preparation project in the Gulf Coast region. In addition, the first nine months of 2014 benefitted from a $5.0 million increase from the U.K. rental operation, following the December 2013 Terrafirma acquisition. Mat sales decreased by $14.8 million from the first nine months of 2013, as we allocated the majority of our 2014 composite mat production toward the expansion of our rental fleet. Quarterly revenues from mat sales typically fluctuate based on management’s allocation of plant capacity, along with the timing of mat orders from customers.

Operating Income

Segment operating income in 2014 increased by $13.4 million, as compared to the first nine months of 2013, largely attributable to the $27.1 million increase in revenues described above, along with a $0.6 million gain on the sale of real estate. The segment operating margin remains strong, driven by high utilization of mats in our rental fleet, and high utilization of our production facility, which continues to run at maximum production capacity levels.

Corporate Office

Corporate office expenses increased $7.1 million to $26.6 million in the first nine months of 2014, compared to $19.5 million in the first nine months of 2013. The increase is attributable to increases in personnel and administrative costs related to company growth, higher performance-based incentive compensation, higher stock-based compensation, and a $3.1 million increase in spending related to strategic planning projects, including the development of our deepwater market penetration strategy, international tax planning projects, and other growth initiatives.

Liquidity and Capital Resources

Net cash provided by operating activities during the first nine months of 2014 totaled $22.9 million as compared to $95.7 million during the first nine months of 2013. This $72.8 million decrease in operating cash flow is primarily attributable to the increase in working capital to support revenue growth and the increase in tax payments largely related to the 2014 sale of the Environmental Services business. During the first nine months of 2014, net income adjusted for non-cash items provided $78.3 million of cash while changes in operating assets used $55.4 million of cash. Uses of cash included increases in accounts receivable of $60.3 million, primarily attributable to higher revenue levels, and increases in inventories of $12.0 million, largely associated with the timing of receipts of barite ore purchased from China. These uses of cash were partially offset by a combined $23.1million increase in accounts payable and accrued liabilities.

Net cash provided by investing activities during the first nine months of 2014 was $8.2 million, primarily consisting of net proceeds from the sale of the Environmental Services business of $89.8 million offset by capital expenditures of $84.7 million. The first nine months of 2014 capital expenditures included $50.9 million in the Mats & Integrated Services segment, including $27.4 million related to the deployment of produced mats into the rental fleet and $21.0 million related to the manufacturing plant expansion project at our Carencro, Louisiana facility.

We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. We expect total 2014 capital expenditures to range between $100 million to $110 million. As of September 30, 2014, we had cash on-hand of $41.4 million of which $38.5 million resides within our foreign subsidiaries which we intend to leave permanently reinvested abroad. We expect our subsidiary cash on-hand, along with cash generated by operations and availability under our existing credit agreement to be adequate to fund our anticipated capital needs during the next 12 months.

Our capitalization is as follows:

	September 30,	December 31,
(In thousands)	2014	2013

Senior Notes	$172,499	$172,500
Revolving credit facility	-	-
Other	8,802	13,153
Total	181,301	185,653
Stockholder's equity	609,616	581,054

Total capitalization	$790,917	$766,707

Total debt to capitalization	22.9%	24.2%

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

Our revolving credit facility (the "Credit Agreement") provides for a $125.0 million revolving loan facility available for borrowings and letters of credit which expires in November 2016. The Credit Agreement can be increased by $75.0 million for a maximum $200.0 million of capacity. Under the terms of the Credit Agreement, we can elect to borrow at an interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 300 basis points, or at an interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 200 basis points. The applicable margin on LIBOR borrowings on September 30, 2014 was 200 basis points. In addition, we are required to pay a commitment fee on the unused portion of the Credit Agreement of 37.5 basis points. The Credit Agreement contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. We were in compliance with these covenants as of September 30, 2014.

At September 30, 2014, we had letters of credit issued and outstanding under the Credit Agreement which totaled $38.3 million leaving $86.7 million of availability at September 30, 2014. Additionally, our foreign operations had $8.8 million outstanding under lines of credit and other borrowings, as well as $0.3 million outstanding in letters of credit.

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

Interest Rate Risk

At September 30, 2014, we had total debt outstanding of $181.3 million, including $172.5 million of Senior Notes, bearing interest at a fixed rate of 4.0%. Variable rate debt totaled $8.8 million which relates to our foreign operations under lines of credit and other borrowings. At the September 30, 2014 balance, a 200 basis point increase in market interest rates during 2014 would cause our annual interest expense to increase approximately $0.2 million.

Foreign Currency

Our principal foreign operations are conducted in certain areas of EMEA, Latin America, Asia Pacific, and Canada. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate which include European euros, Algerian dinar, Romanian new leu, Canadian dollars, Australian dollars, British pound and Brazilian reais. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2014, the end of the period covered by this quarterly report.

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings

Davida v. Newpark Drilling Fluids LLC. On June 18, 2014, Jesse Davida, a former employee of Newpark Drilling Fluids LLC filed a purported class action lawsuit in the U.S. District Court for the Western District of Texas, San Antonio Division, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff seeks damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and, pay them on an hourly basis (including overtime). The plaintiff seeks recovery on his own behalf, and seeks certification of a class of similarly situated employees. We have retained outside counsel with experience in FLSA class action litigation, and plan to vigorously defend this litigation. Further discussion of this matter is included in “Note 10 – Commitments and Contingencies, in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q in Item 1.

ITEM 1A.	Risk Factors

There have been no material changes during the period ended September 30, 2014 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)

On August 28, 2014, the Company issued 90 shares of its common stock, par value $0.01 per share (the “Common Stock”), in connection with the conversion of $1,000 in aggregate principal amount of the Company’s 4.0% Convertible Senior Notes due 2017 (the “Convertible Notes”). The conversions were effected in accordance with the terms of the indenture governing the Convertible Notes, which provides that the Convertible Notes were convertible at a rate of 90.8893 shares of Common Stock for each $1,000 in principal amount of Convertible Notes (with cash delivered in lieu of any fractional shares). The Company issued the shares of Common Stock in connection with the conversion in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), under Section 3(a)(9) of the Act, as the exchange was made by the Company with its existing security holder exclusively in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

(b)	Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
July 1 - 31, 2014	441,300	$12.33	441,300	$42.7
August 1 - 31, 2014	-	-	-
September 1 - 30, 2014	-	-	-
Total	441,300	$12.33	441,300

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

Date: October 31, 2014

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