Form 10-Q
period 2015-03-31
NEWPARK RESOURCES INC
filed 2015-05-01
CIK 71829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File No. 1-2960

Newpark Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1123385
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9320 Lakeside Boulevard, Suite 100
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

As of April 23, 2015, a total of 84,108,492 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED

MARCH 31, 2015

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking statements in other materials we release to the public. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified in Item 1A, “Risk Factors,” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, and those set forth from time to time in our filings with the Securities and Exchange Commission, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.

We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in Item 1A, “Risk Factors”, in Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	March 31, 2015	December 31, 2014

ASSETS
Cash and cash equivalents	$91,692	$85,052
Receivables, net	260,718	318,600
Inventories	183,821	196,556
Deferred tax assets	7,563	11,013
Prepaid expenses and other current assets	12,369	12,615
Total current assets	556,163	623,836

Property, plant and equipment, net	291,713	283,361
Goodwill	90,032	91,893
Other intangible assets, net	14,239	15,666
Other assets	7,022	5,366
Total assets	$959,169	$1,020,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$9,909	$11,648
Accounts payable	77,917	108,242
Accrued liabilities	39,467	53,342
Total current liabilities	127,293	173,232

Long-term debt, less current portion	172,497	172,498
Deferred tax liabilities	35,849	37,694
Other noncurrent liabilities	10,707	11,240
Total liabilities	346,346	394,664

Commitments and contingencies (Note 8)

Common stock, $0.01 par value, 200,000,000 shares authorized and 99,286,706 and 99,204,318 shares issued, respectively	993	992
Paid-in capital	524,492	521,228
Accumulated other comprehensive loss	(49,201)	(31,992)
Retained earnings	263,609	262,616
Treasury stock, at cost; 15,172,510 and 15,210,233 shares, respectively	(127,070)	(127,386)
Total stockholders’ equity	612,823	625,458
Total liabilities and stockholders' equity	959,169	$1,020,122

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2015	2014

Revenues	$208,464	$242,824

Cost of revenues	176,634	196,560

Selling, general and administrative expenses	25,978	25,523
Other operating income, net	(276)	(16)

Operating income	6,128	20,757

Foreign currency exchange loss	1,564	54
Interest expense, net	2,255	2,920

Income from continuing operations before income taxes	2,309	17,783
Provision for income taxes	1,316	6,041
Income from continuing operations	993	11,742
Income from discontinued operations, net of tax	-	1,152
Gain from disposal of discontinued operations, net of tax	-	22,117

Net income	$993	$35,011

Income per common share -basic:
Income from continuing operations	$0.01	$0.14
Income from discontinued operations	-	0.27
Net income	$0.01	$0.41

Income per common share -diluted:
Income from continuing operations	$0.01	$0.13
Income from discontinued operations	-	0.23
Net income	$0.01	$0.36

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014

Net income	$993	$35,011

Foreign currency translation adjustments	(17,209)	1,205

Comprehensive income (loss)	$(16,216)	$36,216

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$993	$35,011
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	10,527	10,287
Stock-based compensation expense	2,964	2,840
Provision for deferred income taxes	1,775	(13,108)
Net provision for doubtful accounts	721	173
Gain on sale of a business	-	(33,974)
(Gain) loss on sale of assets	11	(362)
Excess tax benefit from stock-based compensation	(16)	-
Change in assets and liabilities:
(Increase) decrease in receivables	45,869	(1,080)
(Increase) decrease in inventories	7,620	(9,229)
Increase in other assets	(265)	(3,858)
Decrease in accounts payable	(29,353)	(1,248)
Increase (decrease) in accrued liabilities and other	(9,250)	18,142
Net cash provided by operating activities	31,596	3,594

Cash flows from investing activities:
Capital expenditures	(18,505)	(18,509)
Proceeds from sale of property, plant and equipment	298	754
Proceeds from sale of a business	-	89,167
Net cash (used in) provided by investing activities	(18,207)	71,412

Cash flows from financing activities:
Borrowings on lines of credit	1,906	47,562
Payments on lines of credit	(2,394)	(45,113)
Debt issuance costs	(1,456)	-
Other financing activities	(12)	(13)
Proceeds from employee stock plans	305	34
Purchases of treasury stock	-	(13,123)
Excess tax benefit from stock-based compensation	16	-
Net cash used in financing activities	(1,635)	(10,653)

Effect of exchange rate changes on cash	(5,114)	(6)

Net increase in cash and cash equivalents	6,640	64,347
Cash and cash equivalents at beginning of year	85,052	65,840

Cash and cash equivalents at end of period	$91,692	$130,187

Cash paid for:
Income taxes (net of refunds)	$4,846	$9,500
Interest	$661	$667

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. Our fiscal year end is December 31 and our first quarter represents the three month period ended March 31. The results of operations for the first quarter of 2015 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2015 and the results of our operations and cash flows for the first quarter of 2015 and 2014. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2014 is derived from the audited consolidated financial statements at that date.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance that changes the criteria for reporting discontinued operations including enhanced disclosure requirements. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization´s operations and financial results. The new guidance was effective for us in the first quarter of 2015; however, the adoption did not have a material effect on our consolidated financial statements.

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for us in the first quarter of 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. In April 2015, the FASB tentatively decided to defer for one year the effective date of the new guidance as well as to permit entities to early adopt the new guidance. We are currently evaluating the impact of these amendments and the transition alternatives on our consolidated financial statements.

In April 2015, the FASB issued updated guidance that changes the presentation of debt issuance costs in financial statements. Under the new guidance, an entity is required to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense.  The new guidance is effective for us in the first quarter of 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. We are currently evaluating the impact of the new presentation guidance on our consolidated balance sheets.

Note 2 – Discontinued Operations

In 2013, we initiated a process to sell our Environmental Services business, and in March of 2014 we completed the sale of the business for $100 million in cash, subject to adjustment based on actual working capital conveyed at closing. Cash proceeds from the sale were $89.8 million in 2014, net of transaction related expenses, including the adjustment related to final working capital conveyed at closing. The agreement significantly limits our post-closing environmental obligations, including those related to the waste transfer and disposal facilities. In addition, $8 million of the sales price was withheld in escrow associated with transaction representations, warranties and indemnities, with $4 million scheduled to be released at each of the nine month and 18 month anniversary of the closing. In December 2014, the buyer made certain claims for indemnification under the terms of the agreement, which defers the release of the escrow funds until such claims are resolved. We believe the buyer’s claims are without merit and intend to vigorously pursue resolution. As a result of the sale transaction, we recorded a gain on the disposal of the business of $34.0 million ($22.1 million after-tax) in the first quarter of 2014. The results of operations for this business have been classified as discontinued operations for all periods presented.

Summarized results of operations from discontinued operations are as follows:

	First Quarter
(In thousands)	2015	2014

Revenues	$-	$11,744

Income from discontinued operations before income taxes	-	1,770
Income from discontinued operations, net of tax	-	1,152
Gain from disposal of discontinued operations before income taxes	-	33,974
Gain from disposal of discontinued operations, net of tax	-	22,117

Note 3 – Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share from continuing operations:

	First Quarter
(In thousands, except per share data)	2015	2014

Basic EPS:
Income from continuing operations	$993	$11,742

Weighted average number of common shares outstanding	82,299	84,743

Basic income from continuing operations per common share	$0.01	$0.14

Diluted EPS:
Income from continuing operations	$993	$11,742
Assumed conversions of Senior Notes	-	1,261
Adjusted income from continuing operations	$993	$13,003

Weighted average number of common shares outstanding-basic	82,299	84,743
Add: Dilutive effect of stock options and restricted stock awards	1,505	1,674
Dilutive effect of Senior Notes	-	15,682

Diluted weighted average number of common shares outstanding	83,804	102,099

Diluted income from continuing operations per common share	$0.01	$0.13

Stock options and restricted stock excluded from calculation of diluted earnings per share because anti-dilutive for the period	954	627

For the first quarter of 2015 and 2014, we had weighted average dilutive stock options and restricted stock outstanding of approximately 4.5 million shares and 5.0 million shares, respectively. The resulting net effect of stock options and restricted stock were used in calculating diluted earnings per share for the period. For the first quarter of 2015, we excluded the assumed conversion of the Senior Notes in calculating diluted earnings per share as the effect was anti-dilutive for the period.

Note 4 – Treasury Stock

In April 2013, our Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. This authorization was subsequently increased to $100.0 million in February 2014. The repurchase program has no specific term. The Company may repurchase shares in the open market or as otherwise determined by management, subject to market conditions, business opportunities and other factors. Repurchases are expected to be funded with a combination of cash generated from operations and borrowings under the Company’s revolving credit facility. As part of the share repurchase program, the Company’s management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.

During the first quarter of 2014, 1,095,413 shares were repurchased for an average price of approximately $11.84 per share, including commissions. There were no shares repurchased during the first quarter of 2015. At March 31, 2015, there was $42.7 million of authorization remaining under the program.

Note 5 – Receivables

Receivables - Receivables consist of the following:

(In thousands)	March 31, 2015	December 31, 2014

Gross trade receivables	$238,368	$299,962
Allowance for doubtful accounts	(6,232)	(5,458)
Net trade receivables	232,136	294,504

Other receivables	28,582	24,096

Total receivables, net	$260,718	$318,600

Other receivables include $19.3 million and $14.5 million for value added, goods and service taxes related to foreign jurisdictions and other tax related receivables as of March 31, 2015 and December 31, 2014, respectively. In addition, other receivables at March 31, 2015 and December 31, 2014 include $8.0 million associated with the Environmental Services business proceeds held in escrow as described in Note 2 above.

Note 6 – Inventories

Inventories - Inventories consist of the following:

(In thousands)	March 31, 2015	December 31, 2014

Raw materials:
Drilling fluids	$144,541	$152,076
Mats	1,335	1,531
Total raw materials	145,876	153,607

Blended drilling fluids components	36,851	40,971

Finished goods- mats	1,094	1,978
Total	$183,821	$196,556

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

Note 7 – Financing Arrangements and Fair Value of Financial Instruments

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $200.0 million revolving credit facility which can be increased to a maximum capacity of $325.0 million. At March 31, 2015, we had no outstanding borrowings under the revolving credit facility. Additionally, our foreign operations had $9.9 million outstanding under lines of credit and other borrowings. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. In 2015, holders converted an insignificant amount of Senior Notes into shares of our common stock. We may not redeem the Senior Notes prior to their maturity date.

In March 2015, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") which provides for a $200 million revolving loan facility available for borrowings and letters of credit and expires in March 2020. The Credit Agreement has a springing maturity date that will accelerate the maturity of the credit facility to June 2017 if the Senior Notes have not either been repurchased, redeemed, converted and/or refinanced in full or the Company has not provided sufficient funds to an escrow agent to repay the Senior Notes in full on their maturity date. Under the terms of the Credit Agreement, we can elect to borrow at a variable interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 275 basis points, or at a variable interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 175 basis points based on our consolidated leverage ratio. The applicable margins on LIBOR borrowings and Eurodollar borrowings on March 31, 2015 were 100 and 200 basis points, respectively. In addition, we are required to pay a commitment fee on the unused portion of the Credit Agreement of 37.5 basis points. The Credit Agreement contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. The Credit Agreement also limits the payment of dividends on our common stock, the repurchase of our common stock and the conversion, redemption, defeasance or refinancing of the Senior Notes. We were in compliance with these covenants as of March 31, 2015.

The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets. Additionally, the Credit Agreement is guaranteed by certain of our U.S. subsidiaries and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at March 31, 2015 and December 31, 2014. The estimated fair value of our Senior Notes was $196.2 million at March 31, 2015 and $192.3 million at December 31, 2014, based on quoted market prices at these respective dates.

Note 8 – Commitments and Contingencies

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. During the second quarter of 2014, a lawsuit was filed by Jesse Davida, a former employee, in Federal Court in Texas against Newpark Drilling Fluids LLC, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff seeks damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and pay them on an hourly basis (including overtime). The plaintiff seeks recovery on his own behalf, and seeks certification of a class of similarly situated employees. The Court has conditionally certified a class of plaintiffs as those working as fluid service technicians for Newpark Drilling Fluids for the past 3 years. Beginning in early March of 2015, notification was given to 658 current and former fluid service technician employees of Newpark regarding this litigation and those individuals have the opportunity to “opt-in” to the Davida litigation. The opt-in period will close in early May of 2015. As of April 29, 2015, 83 individuals have joined the Davida litigation. Once the opt-in period has closed, the proceedings will transition to addressing the merits of the claims. A second case was filed by Josh Christensen in the fourth quarter of 2014, in Federal Court in Texas alleging that individuals treated as independent contractors should have been classified as employees and, as such, are entitled to assert claims for alleged violations of the FLSA (similar to the claims asserted in the Davida matter). Five additional plaintiffs joined this litigation after it was filed. In March of 2015, the Court denied the plaintiffs’ motion for conditional class certification. Counsel for the plaintiffs are considering whether to proceed with the litigation on the basis of individual claims, appeal the ruling of the Court, or take some other course of action. Similar cases have been filed against other companies in the oil and gas services industry, including some of our competitors. We are monitoring developments in those cases as well. Because these cases remain in the early stages, we cannot predict with any degree of certainty the outcome of the litigation at this time and, as a result, cannot estimate any possible loss or range of loss. In the opinion of management, any liability in these matters should not have a material effect on our consolidated financial statements.

Note 9 – Segment Data

Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	First Quarter
(In thousands)	2015	2014

Revenues
Fluids systems	$171,902	$211,400
Mats & integrated services	36,562	31,424
Total Revenues	$208,464	$242,824

Operating Income (loss)
Fluids systems	$(1,702)	$15,740
Mats & integrated services	15,647	13,373
Corporate office	(7,817)	(8,356)
Operating Income	$6,128	$20,757

In response to the significant declines in industry activity in North America, we have initiated cost reduction programs including workforce reductions. Through April 2015, we have reduced our North American employee base by 306 (approximately 25%) since December 31, 2014, in addition to eliminating most contract positions. As a result, we recognized a charge for employee termination costs of $2.9 million in the first quarter of 2015, of which $2.2 million is reported in cost of revenues and $0.7 million is reported in selling, general and administrative expenses. The employee termination costs include $2.6 million in Fluids Systems, $0.2 million in Mats and Integrated Services and $0.1 million in our corporate office, of which $1.3 million was recorded as a liability as of March 31, 2015. Substantially all accrued employee termination costs at March 31, 2015 are expected to be paid in the second quarter of 2015.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2014. Our first quarter represents the three month period ended March 31. Unless otherwise stated, all currency amounts are stated in U.S. dollars.

Overview

We are a geographically diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration and production (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services.

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

Our Fluids Systems segment, which generated 82% of consolidated revenues in the first quarter of 2015, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.

International expansion is a key element of our corporate strategy. In 2014, we began work on several international contract awards within the EMEA region. We were awarded a contract to provide drilling fluids and related services for a series of wells to be drilled in the deepwater Black Sea. In addition, we were awarded two contracts to provide drilling fluids and related services for land operations, including a five year contract with the Kuwait Oil Company (“Kuwait”) and a four year contract with Cairn Energy in India. Total revenue generated under these contracts was approximately $9 million during the first quarter of 2015 as compared to less than $1 million in the first quarter of 2014. In early 2015, we were also awarded Lot 1 and Lot 3 of a restricted tender by Sonatrach to provide drilling fluids and related services in Algeria. The maximum value of the two lots of the Sonatrach tender is approximately $350 million, covering a term of three years. Work under this contract is expected to ramp-up beginning in the second half of 2015. On an annualized basis, the maximum value of the award represents an increase of approximately 165% over our 2014 annual revenue level with Sonatrach, although we do not expect to reach this rate in 2015.

We are continuing to focus on the development and commercialization of new drilling fluids technologies, including Evolution®, our family of high performance water-based drilling fluid systems, which we believe provide superior performance and environmental benefits to our customers, as compared to traditional fluid systems used in the industry. Total revenues from wells using Evolution systems were approximately $31 million in the first quarter of 2015 compared to $48 million in the first quarter of 2014. The decrease in revenues in 2015 is primarily attributable to lower drilling activity as well as customers in North America tending to favor lower-cost product offerings in the current market environment as described further below.

In 2014, we announced two capital investment projects within the Fluids Systems segment. We are investing approximately $30 million to significantly expand existing capacity and upgrade the drilling fluids blending, storage and transfer capabilities in Fourchon, Louisiana, which serves the Gulf of Mexico deepwater market. This project is expected to be completed in 2016. In addition, we are investing approximately $20 million in a new fluid blending facility and distribution center located in Conroe, Texas, which will support the increasing demand for our proprietary fluid technologies, including our Evolution systems. This project is expected to be completed by the end of 2015.

Our Mats and Integrated Services segment, which generated 18% of consolidated revenues through the first quarter of 2015, provides composite mat rentals, well site construction and related site services primarily to oil and gas customers. In addition, mat rental and services activity is expanding into applications in other industries, including utilities, pipeline and petrochemical. Revenues from customers in these markets represent approximately 25% of our rental and services revenues in the first quarter of 2015. We also manufacture and sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry.

Over the past two years, revenues from mat sales have been constrained by our manufacturing capacity limitations, along with our efforts to meet growing demand for mat rentals. During 2014, we allocated the majority of our composite mat production toward the expansion of our rental fleet, leaving fewer mats available for sale to customers. In order to address the manufacturing capacity limitations, we initiated a project in late 2013 to expand our mat manufacturing facility, located in Carencro, Louisiana, which was substantially completed in April of 2015, with production expected to begin ramping up throughout the remainder of 2015. The project nearly doubles our production capacity and will support our expansion into new markets, both domestically and internationally. The expanded facility will also include a research and development center that is expected to be completed in the second half of 2015, intended to drive continued new product development efforts.

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

Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the first quarter of 2015, as compared to the previous quarter and the comparable quarter of the prior year is as follows:

	First Quarter	Fourth Quarter	First Quarter	Change from Fourth Quarter 2014			Change from First Quarter 2014
	2015	2014	2014	Count	%		Count	%

U.S. Rig Count	1,403	1,912	1,779	(509)	(27%	)	(376)	(21%	)
Canadian Rig Count	313	408	525	(95)	(23%	)	(212)	(40%	)
North America	1,716	2,320	2,304	(604)	(26%	)	(588)	(26%	)

Source: Baker Hughes Incorporated

During the fourth quarter of 2014 and early 2015, the price for oil declined dramatically from the price levels in recent years. Following this decline, North American drilling activity has decreased significantly and activity levels are expected to remain below prior year levels for the foreseeable future. The U.S. and Canadian rig counts were 932 and 79 during the week ended April 24, 2015. The lower activity levels have reduced the demand for our services and negatively impacted customer pricing in our North American operations in the first quarter of 2015 and will likely continue to do so as 2015 progresses. As a result of the lower customer demand, along with costs associated with workforce reductions, we expect operating income in our North America operations to be lower in 2015. Further, due to the fact that our business contains high levels of fixed costs, including significant facility and personnel expenses, we expect North American operating margins in both operating segments to be negatively impacted by the lower customer demand.

In response to the significant declines in activity and the increasing price competition, we have initiated cost reduction programs including workforce reductions, reduced discretionary spending, and temporary salary freezes for substantially all employees including executive officers. As part of these cost reduction programs, we have reduced our North American employee base by 306 (approximately 25%) since December 31, 2014 in addition to eliminating substantially all contract positions. As a result of these workforce reductions, our first quarter 2015 operating results include $2.9 million of charges associated with employee termination costs. The employee termination costs include $2.6 million in Fluids Systems, $0.2 million in Mats and Integrated Services and $0.1 million in our corporate office, of which $1.3 million was recorded as a liability as of March 31, 2015. As most of the reductions were completed late in the quarter, minimal cost benefits were realized during the first quarter of 2015.

First Quarter of 2015 Compared to First Quarter of 2014

Consolidated Results of Operations

Summarized results of operations for the first quarter of 2015 compared to the first quarter of 2014 are as follows:

	First Quarter		2015 vs 2014
(In thousands)	2015	2014	$	%

Revenues	$208,464	$242,824	$(34,360)	(14%)

Cost of revenues	176,634	196,560	(19,926)	(10%)

Selling, general and administrative expenses	25,978	25,523	455	2%
Other operating income, net	(276)	(16)	(260)	NM

Operating income	6,128	20,757	(14,629)	(70%)

Foreign currency exchange loss	1,564	54	1,510	NM
Interest expense, net	2,255	2,920	(665)	(23%)

Income from continuing operations before income taxes	2,309	17,783	(15,474)	(87%)
Provision for income taxes	1,316	6,041	(4,725)	(78%)
Income from continuing operations	993	11,742	(10,749)	(92%)
Income from discontinued operations, net of tax	-	1,152	(1,152)	NM
Gain from disposal of discontinued operations, net of tax	-	22,117	(22,117)	NM

Net income	$993	$35,011	$(34,018)	(97%)

Revenues

Revenues decreased 14% to $208.5 million in the first quarter of 2015, compared to $242.8 million in the first quarter of 2014. This $34.4 million decrease includes a $25.9 million (15%) decrease in revenues in North America, comprised of a $30.3 million decline in our Fluids Systems segment partially offset by a $4.4 million increase in the Mats and Integrated Services segment. Revenues from our international operations decreased by $8.5 million (13%), including a 16% decline resulting from the unfavorable impact of currency exchange related to the strengthening U.S. dollar. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues decreased 10% to $176.6 million in the first quarter of 2015, compared to $196.6 million in the first quarter of 2014. The decrease is primarily driven by the decline in revenues partially offset by approximately $2.2 million of first quarter 2015 charges associated with employee termination costs. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.5 million to $26.0 million in the first quarter of 2015 from $25.5 million in the first quarter of 2014. The increase is primarily attributable to approximately $0.7 million of charges associated with employee termination costs, higher costs for legal matters, including the wage and hour litigation, and higher provisions for potential bad debts, partially offset by a decrease in spending related to strategic planning projects and lower performance-based incentive compensation. The first quarter 2014 included $1.7 million of costs related to strategic planning projects, including the development of our deepwater penetration strategy and international treasury and tax planning projects.

Foreign currency exchange

Foreign currency exchange was a $1.6 million loss in the first quarter of 2015, compared to a $0.1 million loss in the first quarter of 2014. The first quarter 2015 loss includes $2.3 million of foreign exchange losses in Brazil partially offset by gains in EMEA. These currency losses reflect the impact of the strengthening U.S. dollar on assets and liabilities (including intercompany balances) held in our international operations that are denominated in currencies other than functional currencies.

Interest expense, net

Interest expense, which primarily reflects the 4% interest associated with our $172.5 million in unsecured convertible notes (“Senior Notes”), totaled $2.3 million in the first quarter of 2015 compared to $2.9 million in the first quarter of 2014. The decrease was primarily attributable to $0.4 million of interest capitalization associated with the mat manufacturing facility expansion project during the first quarter of 2015. The remaining decrease was attributable to lower average borrowings in our international subsidiaries.

Provision for income taxes

The provision for income taxes for the first quarter of 2015 was $1.3 million, reflecting an effective tax rate of 57.0%, compared to $6.0 million in the first quarter of 2014, reflecting an effective tax rate of 34.0%. The higher effective tax rate in the first quarter of 2015 is primarily related to the foreign currency exchange losses generated in Brazil during the quarter, for which the recording of a tax benefit is not permitted.

Discontinued operations

Income from our discontinued Environmental Services operations that was sold in March 2014 was $1.2 million in the first quarter of 2014.  In addition, the first quarter of 2014 included a $22.1 million gain from the March 2014 sale of the business as described above.  See Note 2 Discontinued Operations in our Notes to the unaudited condensed consolidated financial statements in Item 1 for additional information.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter		2015 vs 2014
(In thousands)	2015	2014	$	%

Revenues
Fluids systems	$171,902	$211,400	$(39,498)	(19%)
Mats and integrated services	36,562	31,424	5,138	16%
Total revenues	$208,464	$242,824	$(34,360)	(14%)

Operating income (loss)
Fluids systems	$(1,702)	$15,740	$(17,442)
Mats and integrated services	15,647	13,373	2,274
Corporate office	(7,817)	(8,356)	539
Operating income	$6,128	$20,757	$(14,629)

Segment operating margin
Fluids systems	(1.0% )	7.4%
Mats and integrated services	42.8%	42.6%

Fluids Systems

Revenues

Total revenues for this segment consisted of the following:

	First Quarter		2015 vs 2014
(In thousands)	2015	2014	$	%

United States	$98,108	$124,776	$(26,668)	(21%)
Canada	18,095	21,711	(3,616)	(17%)
Total North America	116,203	146,487	(30,284)	(21%)
EMEA	36,116	34,720	1,396	4%
Latin America	13,592	22,003	(8,411)	(38%)
Asia Pacific	5,991	8,190	(2,199)	(27%)
Total	$171,902	$211,400	$(39,498)	(19%)

North American revenues decreased 21% to $116.2 million in the first quarter of 2015, compared to $146.5 million in the first quarter of 2014. This decrease in revenues is primarily attributable to the 26% decline in North American average rig count along with pricing declines, partially offset by market share gains over this period.

Internationally, revenues decreased 14% to $55.7 million in the first quarter of 2015, as compared to the first quarter of 2014. International revenues in the first quarter of 2015 were reduced by approximately $10 million from the impact of currency exchange resulting from the strengthening U.S. dollar. The increase in the EMEA region is primarily attributable to the approximately $8 million increase in revenues from the new contracts mentioned above, including the deepwater Black Sea, India and Kuwait contracts. This increase is substantially offset by the negative impact of currency exchange. The decrease in revenues in Latin America is primarily attributable to declines in Petrobras drilling activity and the impact of currency exchange while the decline in Asia Pacific is primarily related to lower revenues for land drilling customers and the impact of currency exchange.

Operating Income

We had an operating loss of $1.7 million in the first quarter of 2015, a decrease of $17.4 million compared to operating income of $15.7 million in the first quarter of 2014. The change in operating income includes a $21.2 million decrease from North American operations largely attributable to the decline in revenues described above including approximately $2.6 million of first quarter 2015 charges associated with employee termination costs. Operating income from international operations increased $3.8 million, primarily reflecting the benefit of improved profitability in the EMEA and Latin America regions. Latin America benefitted from improved margins on product sales and actions taken in 2014 to reduce the cost structure of this operation.

As described above, following the recent declines in oil prices, we expect drilling activity levels to remain below 2014 levels throughout 2015, reducing the demand for our services and negatively impacting customer pricing primarily in our North American operations. Further, while we have executed actions to reduce our workforce and cost structure, our business contains high levels of fixed costs, including significant facility and personnel expenses. Therefore, we expect operating income in our North American operations to be negatively impacted by the lower revenues throughout 2015 as compared to 2014. In the absence of a longer-term increase in drilling activity, we may incur additional charges, including potential asset impairments, as we seek to reduce our cost structure, which may negatively impact our future operating results. Also, during the second half of 2014 and continuing in 2015, the U.S. Dollar strengthened against the functional currency of most of our foreign operations which will have a negative impact on our revenues and operating income in 2015 as compared to 2014. As a result of the above, segment revenue and operating income are expected to decline from the levels achieved in 2014.

Also, in recent years, the business environment in Brazil has become increasingly challenging, particularly as Petrobras, our primary customer in the region, has focused more efforts on well completions and less on drilling activities. Also, the lack of timely payment of Petrobras-related invoicing has caused periodic increases in invested working capital associated with participation in this market. More recently, a significant number of senior executives at Petrobras resigned their positions in connection with a widely-publicized corruption investigation. We expect these developments to continue to disrupt Petrobras’ operations in the near term. In response to these changes in the business environment, we have previously taken certain actions to reduce the cost structure of this operation and are continuing to evaluate further actions. While the Brazilian deepwater drilling market remains an important component of our long-term strategy, the profitability of our business in Brazil remains highly dependent on increasing levels of drilling activity by Petrobras and other E&P customers. In the absence of a longer-term increase in drilling activity, we may incur additional charges, including potential asset impairments, as we seek to reduce our cost structure in country, which may negatively impact our future operating results.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	First Quarter		2015 vs 2014
(In thousands)	2015	2014	$	%

Mat rental and services	$26,831	$24,537	$2,294	9%
Mat sales	9,731	6,887	2,844	41%
Total	$36,562	$31,424	$5,138	16%

Mat rental and services revenues increased $2.3 million compared to the first quarter of 2014. The increase is primarily due to revenue growth resulting from our efforts to expand beyond the oil and gas exploration markets. Mat sales also increased by $2.8 million from the first quarter of 2014. Quarterly revenues from mat sales have typically fluctuated based on management’s allocation of plant capacity, along with the timing of mat orders from customers.

Operating Income

Segment operating income increased by $2.3 million, as compared to the first quarter of 2014, largely attributable to the $5.1 million increase in revenues described above. The segment operating margin remains strong, driven by high utilization of mats in our rental fleet and high utilization of our production facility.

As noted above, we substantially completed the expansion of our mat manufacturing facility in April 2015, significantly increasing our production capacity. While the expansion project is expected to relieve production capacity limitations that have limited our revenues from mat sales in 2014, the recent decline in oil prices is expected to result in lower drilling activity for our E&P customers, which in turn will reduce the demand for our services and negatively impact customer pricing in our North American operations in 2015 as compared to 2014. As a result of the lower customer demand and more competitive pricing environment, we expect operating income in our North American operations to be lower in 2015 as compared to 2014. Further, due to the fact that our business contains high levels of fixed costs, including significant facility and personnel expenses, we expect North American operating margins to be negatively impacted by the lower customer demand and the start-up of the expanded manufacturing facility.

Corporate Office

Corporate office expenses decreased $0.5 million to $7.8 million in the first quarter of 2015, compared to $8.4 million in the first quarter of 2014.  The decrease is primarily attributable to reduced spending related to strategic planning projects and lower performance-based incentive compensation partially offset by $0.6 million of costs related to legal matters, including the wage and hour litigation. The first quarter 2014 included $1.7 million of costs related to strategic planning projects, including the development of our deepwater penetration strategy and international treasury and tax planning projects.

Liquidity and Capital Resources

Net cash provided by operating activities during the first quarter of 2015 totaled $31.6 million as compared to $3.6 million in the first quarter of 2014. The increase in operating cash flow in 2015 is primarily attributable to the decrease in working capital resulting from the decline in revenues related to the slow-down in North America drilling activity. During the first quarter of 2015, net income adjusted for non-cash items provided $17.0 million while changes in operating assets provided $14.6 million of cash.

Net cash used in investing activities during the first quarter of 2015 was $18.2 million, primarily consisting of capital expenditures of $18.5 million. The first quarter of 2015 capital expenditures included $10.6 million in the Mats & Integrated Services segment, including $6.1 million related to the deployment of produced mats into the rental fleet and $4.1 million related to the manufacturing plant expansion project at our Carencro, Louisiana facility. The Fluids Systems segment had capital expenditures of $7.5 million in the first quarter of 2015 including $2.5 million related to our new fluid blending facility and distribution center in Conroe, Texas. Net cash provided by investing activities during the first quarter of 2014 was $71.4 million, primarily consisting of net proceeds from the sale of the Environmental Services business of $89.2 million offset by capital expenditures of $18.5 million.

We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. We expect total 2015 capital expenditures to range between $65 million to $80 million, with the majority of the investments focused on key strategic projects, including completion of the expansion project at our mats manufacturing facility and the infrastructure investments in our Fluids Systems segment described above, including the facility upgrade and expansion in Fourchon, Louisiana, and the investment in a new fluid blending facility and distribution center located in Conroe, Texas. As of March 31, 2015, we had cash on-hand of $91.7 million of which $59.2 million resides within our foreign subsidiaries that we intend to leave permanently reinvested abroad. We expect our subsidiary cash on-hand, as well as cash generated by operations and anticipated decreases in working capital levels, along with availability under our existing credit agreement to be adequate to fund our anticipated capital needs during the next 12 months.

Our capitalization is as follows:

(In thousands)	March 31, 2015	December 31, 2014

Senior Notes	$172,497	$172,498
Revolving credit facility	-	-
Other	9,909	11,648
Total	182,406	184,146
Stockholder's equity	612,823	625,458

Total capitalization	$795,229	$809,604

Total debt to capitalization	22.9%	22.7%

Our financing arrangements include $172.5 million of Senior Notes and a $200.0 million revolving credit facility which can be increased to a maximum capacity of $325.0 million. At March 31, 2015, we had no outstanding borrowings under the revolving credit facility. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. In 2015, holders converted an insignificant amount of Senior Notes into shares of our common stock. We may not redeem the Senior Notes prior to their maturity date.

In March 2015, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") which provides for a $200 million revolving loan facility available for borrowings and letters of credit and expires in March 2020. The Credit Agreement has a springing maturity date that will accelerate the maturity of the credit facility to June 2017 if the Senior Notes have not either been repurchased, redeemed, converted and/or refinanced in full or the Company has not provided sufficient funds to an escrow agent to repay the Senior Notes in full on their maturity date. Under the terms of the Credit Agreement, we can elect to borrow at a variable interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 275 basis points, or at a variable interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 175 basis points based on our consolidated leverage ratio. The applicable margins on LIBOR borrowings and Eurodollar borrowings on March 31, 2015 were 100 and 200 basis points, respectively. In addition, we are required to pay a commitment fee on the unused portion of the Credit Agreement of 37.5 basis points. The Credit Agreement contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. The Credit Agreement also limits the payment of dividends on our common stock, the repurchase of our common stock and the conversion, redemption, defeasance or refinancing of the Senior Notes. We were in compliance with these covenants as of March 31, 2015.

At March 31, 2015, we had letters of credit issued and outstanding under the Credit Agreement which totaled $30.7 million leaving $169.3 million of availability at March 31, 2015. Additionally, our foreign operations had $9.9 million outstanding under lines of credit and other borrowings, as well as $14.5 million outstanding in letters of credit and other guarantees.

The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets. Additionally, the Credit Agreement is guaranteed by certain of our U.S. subsidiaries and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires us to make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments related to allowances for product returns, allowances for doubtful accounts, reserves for self-insured retention under insurance programs, estimated performance and values associated with employee incentive programs, impairments of long-lived assets, including goodwill and other intangibles and valuation allowances for deferred tax assets. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

For additional discussion of our critical accounting estimates and policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014. Our critical accounting policies have not changed materially since December 31, 2014.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.

Interest Rate Risk

At March 31, 2015, we had total debt outstanding of $182.4 million, including $172.5 million of Senior Notes, bearing interest at a fixed rate of 4.0%. Variable rate debt totaled $9.9 million which relates to our foreign operations under lines of credit and other borrowings. At the March 31, 2015 balance, a 200 basis point increase in market interest rates during 2015 would cause our annual interest expense to increase approximately $0.2 million.

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

Evaluation of disclosure controls and procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2015, the end of the period covered by this quarterly report.

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 1.	Legal Proceedings

Davida v. Newpark Drilling Fluids LLC. On June 18, 2014, Jesse Davida, a former employee of Newpark Drilling Fluids LLC filed a purported class action lawsuit in the U.S. District Court for the Western District of Texas, San Antonio Division, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff seeks damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and, pay them on an hourly basis (including overtime). The plaintiff seeks recovery on his own behalf, and seeks certification of a class of similarly situated employees. On January 6, 2015, the Court granted the plaintiff’s motion to “conditionally” certify the class of fluid service technicians that have worked for Newpark Drilling Fluids over the past three years. Beginning in early March of 2015, notification was given to 658 current and former fluid service technician employees of Newpark regarding this litigation and those individuals have the opportunity to “opt-in” to the Davida litigation. The opt-in period will close in early May of 2015. As of April 29, 2015, 83 individuals have joined the Davida litigation. Once the opt-in period has closed, the proceedings will transition to addressing the merits of the claims. Notwithstanding, the conditional certification of the class, we have a number of defenses we can assert against these claims including that these employees are properly classified as exempt employees. Until the final number of plaintiffs joining the case has been determined and their individual work histories assessed, a determination of our potential liability exposure cannot be determined. We have retained counsel with experience in cases of this nature, and intend to vigorously defend this litigation.

Christiansen v. Newpark Drilling Fluids LLC. On November 11, 2014, Christiansen filed a purported class action lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff seeks damages and penalties for the Company’s alleged failure to: properly classify him as an employee rather than an independent contractor; properly classify its field service employees as “non-exempt” under the FLSA; and, pay them on an hourly basis (including overtime) and seeks damages and penalties for the Company’s alleged failure to pay him and the others in the proposed class on an hourly basis (including overtime). Since the filing of this lawsuit, five additional plaintiffs have joined the proceedings. The plaintiff seeks recovery on his own behalf, and sought certification of a class of similarly situated individuals. However, in March of 2015, the Court denied the plaintiffs’ motion for conditional class certification. Counsel for the plaintiffs are considering whether to proceed with the litigation on the basis of individual claims, appeal the ruling of the Court, or take some other course of action. We have retained counsel with experience in cases of this nature, and intend to vigorously defend this litigation.

ITEM 1A.	Risk Factors

There have been no material changes during the period ended March 31, 2015 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)

On January 29, 2015, the Company issued 90 shares of its common stock, par value $0.01 per share (the “Common Stock”), in connection with the conversion of $1,000 in aggregate principal amount of the Company’s 4.0% Convertible Senior Notes due 2017 (the “Convertible Notes”). Such amount of common stock constituted less than 1% of the number of shares of the Company’s outstanding common stock. The conversions were effected in accordance with the terms of the indenture governing the Convertible Notes, which provides that the Convertible Notes were convertible at a rate of 90.8893 shares of Common Stock for each $1,000 in principal amount of Convertible Notes (with cash delivered in lieu of any fractional shares). The Company issued the shares of Common Stock in connection with the conversion in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), under Section 3(a)(9) of the Act, as the exchange was made by the Company with its existing security holder exclusively in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

(b)	Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended March 31, 2015:

			Total Number of	Maximum Approximate Dollar
			Shares Purchased as Part	Value of Shares that May Yet
	Total Number of	Average Price	of Publicly Announced	be Purchased Under
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs
January 1 - 31, 2015	-	$-	-
February 1 - 28, 2015	-	-	-
March 1 - 31, 2015	-	-	-
Total	-	$-	-	$42.7

In April 2013, our Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. This authorization was subsequently increased to $100.0 million in February 2014. The repurchase program has no specific term. The Company may repurchase shares in the open market or as otherwise determined by management, subject to market conditions, business opportunities and other factors. Repurchases are expected to be funded with a combination of cash generated from operations and borrowings under the Company’s revolving credit facility. As part of the share repurchase program, the Company’s management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.

There were no shares repurchased during the first quarter of 2015. At March 31, 2015, there was $42.7 million of authorization remaining under the program.

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

10.1

Third Amended and Restated Credit Agreement dated March 6, 2015 by and among Newpark Resources, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo, National Association, as Documentation Agent, and lenders who are parties thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2015 (SEC File No. 001-02960).

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

Date: May 1, 2015

NEWPARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek, Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Douglas L. White
Douglas L. White, Corporate Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

10.1

Third Amended and Restated Credit Agreement dated March 6, 2015 by and among Newpark Resources, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo, National Association, as Documentation Agent, and lenders who are parties thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2015 (SEC File No. 001-02960).

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