Form 10-Q
period 2015-06-30
NEWPARK RESOURCES INC
filed 2015-07-31
CIK 71829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

          Yes                    No           √

As of July 23, 2015, a total of 84,147,098 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2015

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

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2015	2014

ASSETS
Cash and cash equivalents	$123,257	$85,052
Receivables, net	193,306	318,600
Inventories	188,000	196,556
Deferred tax assets	5,075	11,013
Prepaid expenses and other current assets	14,884	12,615
Total current assets	524,522	623,836

Property, plant and equipment, net	297,764	283,361
Goodwill	90,644	91,893
Other intangible assets, net	13,315	15,666
Other assets	5,348	5,366
Total assets	$931,593	$1,020,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$9,237	$11,648
Accounts payable	67,893	108,242
Accrued liabilities	35,972	53,342
Total current liabilities	113,102	173,232

Long-term debt, less current portion	172,497	172,498
Deferred tax liabilities	26,721	37,694
Other noncurrent liabilities	8,823	11,240
Total liabilities	321,143	394,664

Commitments and contingencies (Note 9)

Common stock, $0.01 par value, 200,000,000 shares authorized and 99,356,675 and 99,204,318 shares issued, respectively	994	992
Paid-in capital	525,965	521,228
Accumulated other comprehensive loss	(47,882)	(31,992)
Retained earnings	259,355	262,616
Treasury stock, at cost; 15,274,220 and 15,210,233 shares, respectively	(127,982)	(127,386)
Total stockholders’ equity	610,450	625,458
Total liabilities and stockholders' equity	$931,593	$1,020,122

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014

Revenues	$163,644	$272,466	$372,108	$515,290

Cost of revenues	142,155	214,711	318,789	411,271
Selling, general and administrative expenses	23,963	27,981	49,941	53,504
Other operating income, net	(792)	(2,042)	(1,068)	(2,058)

Operating income (loss)	(1,682)	31,816	4,446	52,573

Foreign currency exchange (gain) loss	(410)	(1,805)	1,154	(1,751)
Interest expense, net	2,224	2,830	4,479	5,750

Income (loss) from continuing operations before income taxes	(3,496)	30,791	(1,187)	48,574
Provision for income taxes	758	10,462	2,074	16,503
Income (loss) from continuing operations	(4,254)	20,329	(3,261)	32,071
Income from discontinued operations, net of tax	-	-	-	1,152
Gain from disposal of discontinued operations, net of tax	-	-	-	22,117
Net income (loss)	$(4,254)	$20,329	$(3,261)	$55,340

Income (loss) per common share -basic:
Income (loss) from continuing operations	$(0.05)	$0.24	$(0.04)	$0.38
Income from discontinued operations	-	-	-	0.28
Net income (loss)	$(0.05)	$0.24	$(0.04)	$0.66

Income (loss) per common share -diluted:
Income (loss) from continuing operations	$(0.05)	$0.21	$(0.04)	$0.34
Income from discontinued operations	-	-	-	0.23
Net income (loss)	$(0.05)	$0.21	$(0.04)	$0.57

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014

Net income (loss)	$(4,254)	$20,329	$(3,261)	$55,340

Foreign currency translation adjustments	1,319	375	(15,890)	1,580

Comprehensive income (loss)	$(2,935)	$20,704	$(19,151)	$56,920

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$(3,261)	$55,340
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	21,069	20,301
Stock-based compensation expense	6,510	5,906
Provision for deferred income taxes	(3,205)	(13,788)
Net provision for doubtful accounts	1,033	438
Gain on sale of a business	-	(33,974)
Gain on sale of assets	(528)	(1,230)
Excess tax benefit from stock-based compensation	-	(903)
Change in assets and liabilities:
(Increase) decrease in receivables	113,746	(38,919)
(Increase) decrease in inventories	2,804	(8,480)
Increase in other assets	(2,461)	(6,813)
Increase (decrease) in accounts payable	(38,744)	12,029
Increase (decrease) in accrued liabilities and other	(15,166)	4,783
Net cash provided by (used in) operating activities	81,797	(5,310)

Cash flows from investing activities:
Capital expenditures	(34,313)	(56,727)
Proceeds from sale of property, plant and equipment	1,144	2,526
Proceeds from sale of a business	-	89,167
Net cash (used in) provided by investing activities	(33,169)	34,966

Cash flows from financing activities:
Borrowings on lines of credit	4,718	51,787
Payments on lines of credit	(5,949)	(45,170)
Debt issuance costs	(1,697)	-
Other financing activities	(1,487)	(30)
Proceeds from employee stock plans	359	922
Purchases of treasury stock	(1,769)	(47,450)
Excess tax benefit from stock-based compensation	-	903
Net cash used in financing activities	(5,825)	(39,038)

Effect of exchange rate changes on cash	(4,598)	295

Net increase (decrease) in cash and cash equivalents	38,205	(9,087)
Cash and cash equivalents at beginning of year	85,052	65,840

Cash and cash equivalents at end of period	$123,257	$56,753

Cash paid for:
Income taxes (net of refunds)	$9,137	$36,243
Interest	$4,412	$4,870

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. Our fiscal year end is December 31, our second quarter represents the three month period ended June 30 and our first half represents the six month period ending June 30. The results of operations for the second quarter and first half of 2015 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2015 and the results of our operations for the second quarter and first half of 2015 and 2014, and our cash flows for the first half of 2015 and 2014. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2014 is derived from the audited consolidated financial statements at that date.

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

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB decided to defer the effective date of the new guidance by one year and allow entities to early adopt the new guidance. The new guidance is effective for us in the first quarter of 2018 with early adoption permitted in the first quarter of 2017. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the impact of these amendments, including the adoption and transition alternatives on our consolidated financial statements.

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

Summarized results of operations from discontinued operations are as follows:

	First Half
(In thousands)	2015	2014

Revenues	$-	$11,744
Income from discontinued operations before income taxes	-	1,770
Income from discontinued operations, net of tax	-	1,152
Gain from disposal of discontinued operations before income taxes	-	33,974
Gain from disposal of discontinued operations, net of tax	-	22,117

Note 3 – Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share from continuing operations:

	Second Quarter		First Half
(In thousands, except per share data)	2015	2014	2015	2014

Basic EPS:
Income (loss) from continuing operations	$(4,254)	$20,329	$(3,261)	$32,071

Weighted average number of common shares outstanding	82,529	83,010	82,414	83,872

Basic income (loss) from continuing operations per common share	$(0.05)	$0.24	$(0.04)	$0.38

Diluted EPS:
Income (loss) from continuing operations	$(4,254)	$20,329	$(3,261)	$32,071
Assumed conversions of Senior Notes	-	1,253	-	2,514
Adjusted income (loss) from continuing operations	$(4,254)	$21,582	$(3,261)	$34,585

Weighted average number of common shares outstanding-basic	82,529	83,010	82,414	83,872
Add: Dilutive effect of stock options and restricted stock awards	-	1,743	-	1,705
Dilutive effect of Senior Notes	-	15,682	-	15,682

Diluted weighted average number of common shares outstanding	82,529	100,435	82,414	101,259

Diluted income (loss) from continuing operations per common share	$(0.05)	$0.21	$(0.04)	$0.34

Stock options and restricted stock excluded from calculation of diluted earnings per share because anti-dilutive for the period	2,911	816	2,685	719

For the second quarter and first half of 2015, we excluded all potentially dilutive stock options and restricted stock as well as the assumed conversion of the Senior Notes in calculating diluted earnings per share due to the net losses incurred for these periods as the effect was anti-dilutive.

Note 4 – Stock-Based Compensation

During the second quarter of 2015, the Compensation Committee of our Board of Directors approved equity-based compensation to executive officers and other key employees. These awards included a grant of 1,053,937 shares of time-vesting restricted stock units, with vesting periods ranging from three to four years. Non-employee directors received shares of restricted stock totaling 102,218 shares, which will vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant date. The weighted average fair value on the date of grant for these awards was $9.00 per share.

Additionally, 695,698 stock options were granted to executive officers and other key employees at an exercise price of $9.00, which provides for equal vesting over a three-year period with a term of ten years. The estimated fair value of the stock options on the grant date using the Black-Scholes option-pricing model was $3.91. The assumptions used in the Black-Scholes model included a risk free interest rate of 1.57%, expected life of 5.22 years, and expected volatility of 47.3%.

The Compensation Committee also approved performance-based awards during the second quarter of 2015 to executive officers. The performance-based restricted stock units will be settled in shares of common stock and will be based on the relative ranking of the Company’s total shareholder return (“TSR”) as compared to the TSR of the Company’s designated peer group for 2015. The performance period began June 1, 2015 and ends May 31, 2018, with the ending TSR price being equal to the average closing price of our shares over the 30-calendar days ending May 31, 2018. A total of 136,882 performance-based restricted stock units were granted with the payout of shares for each executive ranging from 0%-150% of target. The estimated fair value of each restricted stock unit at the date of grant using the Monte Carlo valuation model was $10.06. The valuation was done as of the date of grant, which included a risk free interest rate of 1.02%, the average closing price for our shares over the 30-calendar days ending May 19, 2015 of $8.96 and expected volatility of 38.4%.

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

During the first half of 2014, 3,875,978 shares were repurchased for an average price of approximately $11.65 per share, including commissions. There were no shares repurchased under the program during the first half of 2015. At June 30, 2015, there was $42.7 million of authorization remaining under the program.

Note 6 – Receivables

Receivables - Receivables consist of the following:

(In thousands)	June 30, 2015	December 31, 2014

Gross trade receivables	$173,323	$299,962
Allowance for doubtful accounts	(6,516)	(5,458)
Net trade receivables	166,807	294,504

Other receivables	26,499	24,096

Total receivables, net	$193,306	$318,600

Other receivables include $17.6 million and $14.5 million for value added, goods and service taxes related to foreign jurisdictions and other tax related receivables as of June 30, 2015 and December 31, 2014, respectively. In addition, other receivables at June 30, 2015 and December 31, 2014 include $8.0 million associated with the Environmental Services business proceeds held in escrow as described in Note 2 above.

Note 7 – Inventories

Inventories - Inventories consist of the following:

(In thousands)	June 30, 2015	December 31, 2014

Raw materials:
Drilling fluids	$150,905	$152,076
Mats	1,439	1,531
Total raw materials	152,344	153,607

Blended drilling fluids components	33,533	40,971

Finished goods - mats	2,123	1,978

Total	$188,000	$196,556

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

Note 8 – Financing Arrangements and Fair Value of Financial Instruments

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $200.0 million revolving credit facility which can be increased to a maximum capacity of $325.0 million. At June 30, 2015, we had no outstanding borrowings under the revolving credit facility. Additionally, our foreign operations had $9.2 million outstanding under lines of credit and other borrowings. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. In 2015, holders converted an insignificant amount of Senior Notes into shares of our common stock. We may not redeem the Senior Notes prior to their maturity date.

In March 2015, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") which provides for a $200 million revolving loan facility available for borrowings and letters of credit and expires in March 2020. The Credit Agreement has a springing maturity date that will accelerate the maturity of the credit facility to June 2017 if the Senior Notes have not either been repurchased, redeemed, converted and/or refinanced in full or the Company has not provided sufficient funds to an escrow agent to repay the Senior Notes in full on their maturity date. Under the terms of the Credit Agreement, we can elect to borrow at a variable interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 275 basis points, or at a variable interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 175 basis points based on our consolidated leverage ratio. The applicable margins on LIBOR borrowings and Eurodollar borrowings on June 30, 2015 were 100 and 200 basis points, respectively. In addition, we are required to pay a commitment fee on the unused portion of the Credit Agreement of 37.5 basis points. The Credit Agreement contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. The Credit Agreement also limits the payment of dividends on our common stock, the repurchase of our common stock and the conversion, redemption, defeasance or refinancing of the Senior Notes. We were in compliance with these covenants as of June 30, 2015.

The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets. Additionally, the Credit Agreement is guaranteed by certain of our U.S. subsidiaries and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at June 30, 2015 and December 31, 2014. The estimated fair value of our Senior Notes was $181.6 million at June 30, 2015 and $192.3 million at December 31, 2014, based on quoted market prices at these respective dates.

Note 9 – Commitments and Contingencies

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. During the second quarter of 2014, a lawsuit was filed by Jesse Davida, a former employee, in Federal Court in Texas against Newpark Drilling Fluids LLC, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff seeks damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and pay them on an hourly basis (including overtime). The plaintiff seeks recovery on his own behalf, and seeks certification of a class of similarly situated employees. The Court has conditionally certified a class of plaintiffs as those working as fluid service technicians for Newpark Drilling Fluids for the past 3 years. Beginning in early March of 2015, notification was given to 658 current and former fluid service technician employees of Newpark regarding this litigation and those individuals were given the opportunity to “opt-in” to the Davida litigation. The opt-in period closed in early May of 2015 and a total of 91 individuals have joined the Davida litigation. The Court has given the plaintiffs’ attorneys until September 2015 to add state law claims to the litigation (if any). The trial of the case has been scheduled for September 2016.

A second case was filed by Josh Christensen in the fourth quarter of 2014, in Federal Court in Texas alleging that individuals treated as independent contractors should have been classified as employees and, as such, are entitled to assert claims for alleged violations of the FLSA (similar to the claims asserted in the Davida matter). Five additional plaintiffs joined this litigation after it was filed. In March of 2015, the Court denied the plaintiffs’ motion for conditional class certification. Counsel for the plaintiffs did not appeal that ruling and have now filed individual cases for each of the original plaintiffs plus one new plaintiff, leaving a total of seven independent contractor cases pending.

Cases similar to the above have been filed against other companies in the oil and gas services industry, including some of our competitors. In addition, the U.S. Supreme Court is scheduled to consider a case regarding the use of class action procedures in wage and hour litigation (Tyson Foods, Inc. v. Bouaphakeo). We are monitoring developments in those matters. Because these cases remain in the early stages, we cannot predict with any degree of certainty the outcome of the litigation at this time and, as a result, cannot estimate any possible loss or range of loss. In the opinion of management, any liability in these matters should not have a material effect on our consolidated financial statements.

Note 10 – Segment Data

Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Second Quarter		First Half
(In thousands)	2015	2014	2015	2014

Revenues
Fluids systems	$140,344	$241,386	$312,246	$452,786
Mats & integrated services	23,300	31,080	59,862	62,504
Total Revenues	$163,644	$272,466	$372,108	$515,290

Operating Income (loss)
Fluids systems	$(223)	$27,571	$(1,925)	$43,311
Mats & integrated services	6,555	13,653	22,202	27,026
Corporate office	(8,014)	(9,408)	(15,831)	(17,764)
Operating Income (loss)	$(1,682)	$31,816	$4,446	$52,573

In response to the significant declines in industry activity in North America, we initiated cost reduction programs, including workforce reductions, in the first quarter of 2015 and have continued these efforts during the second quarter. Through July 2015, we have reduced our North American employee base by 343 (approximately 26%) since December 31, 2014, in addition to eliminating most contract positions. As a result, we recognized charges for employee termination costs of $0.7 million and $3.6 million in the second quarter and first half of 2015, respectively. For these charges in the second quarter and first half of 2015, $0.3 million and $2.5 million, respectively, are reported in cost of revenues, and $0.4 and $1.1 million, respectively, are reported in selling, general and administrative expenses. The employee termination costs in the second quarter of 2015 include $0.7 million in Fluids Systems. Employee termination costs in the first half of 2015 include $3.3 million in Fluids Systems, $0.2 million in Mats and Integrated Services and $0.1 million in our corporate office. Accrued employee termination costs at June 30, 2015 are $0.4 million and are expected to be substantially paid in the third quarter of 2015.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2014. Our second quarter represents the three month period ended June 30 and our first half represents the six month period ended June 30. Unless otherwise stated, all currency amounts are stated in U.S. dollars.

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

Our Fluids Systems segment, which generated 84% of consolidated revenues in the first half of 2015, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.

International expansion is a key element of our corporate strategy. In 2014, we began work on several international contract awards within the EMEA region. We were awarded a contract to provide drilling fluids and related services for a series of wells to be drilled in the deepwater Black Sea. In addition, we were awarded two contracts to provide drilling fluids and related services for land operations, including a five year contract with the Kuwait Oil Company (“Kuwait”) and a four year contract with Cairn Energy in India. Total revenue generated under these contracts was approximately $20 million during the first half of 2015 as compared to $7 million in the first half of 2014.

In 2015, we were awarded two additional international contracts. We were awarded Lot 1 and Lot 3 of a restricted tender by Sonatrach to provide drilling fluids and related services in Algeria. The maximum value of the two lots of the Sonatrach tender is approximately 31 billion Algerian dinar (approximately $310 million), covering a term of three years. Work under this contract began in the second quarter of 2015 and is expected to ramp-up during the second half of 2015. On an annualized basis, the maximum value of the award represents an increase of approximately 165% over our 2014 annual revenue level with Sonatrach, although we do not expect to reach this rate in 2015. Additionally, we were awarded a contract by ENI S.p.A. to provide drilling fluids and related services for onshore and offshore drilling in the Republic of Congo. The initial term of this contract is three years and includes an option for up to an additional two year extension. Work under this contract is expected to begin in the fourth quarter of 2015.

We are continuing to focus on the development and commercialization of new drilling fluids technologies, including Evolution®, our family of high performance water-based drilling fluid systems, which we believe provide superior performance and environmental benefits to our customers, as compared to traditional fluid systems used in the industry. Total revenues from wells using Evolution systems were approximately $56 million in the first half of 2015 compared to $115 million in the first half of 2014. The decrease in revenues in 2015 is primarily attributable to lower drilling activity as well as customers in North America tending to favor lower-cost product offerings in the current market environment.

In 2014, we announced two capital investment projects within the Fluids Systems segment. We are investing approximately $20 million in a new fluids blending facility and distribution center located in Conroe, Texas, which will support the increasing demand for our proprietary fluid technologies, including our Evolution systems. This project is expected to be completed by the end of 2015. In addition, we are investing approximately $30 million to significantly expand existing capacity and upgrade the drilling fluids blending, storage, and transfer capabilities in Fourchon, Louisiana, which serves the Gulf of Mexico deepwater market. This project is expected to be completed in 2016.

Our Mats and Integrated Services segment, which generated 16% of consolidated revenues through the first half of 2015, provides composite mat rentals, well site construction and related site services primarily to oil and gas customers. In addition, mat rental and services activity is expanding into applications in other industries, including utilities, pipeline and petrochemical. Revenues from customers in these markets represent approximately 26% of our rental and services revenues in the first half of 2015. We also manufacture and sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry.

During most of 2013 and 2014, revenues from mat sales were constrained by our manufacturing capacity limitations, along with our efforts to meet growing demand for mat rentals. During 2014, we allocated the majority of our composite mat production toward the expansion of our rental fleet, leaving fewer mats available for sale to customers. In order to address the manufacturing capacity limitations, we initiated a project in late 2013 to expand our mat manufacturing facility, located in Carencro, Louisiana, which was completed in the second quarter of 2015. The project nearly doubles our production capacity and will support our expansion into new markets, both domestically and internationally. The expanded facility will also include a research and development center that is expected to be completed in the second half of 2015, intended to drive continued new product development efforts.

Our operating results depend, to a large extent, on oil and gas drilling activity levels in the markets we serve, and particularly for the Fluids Systems segment, the nature of the drilling operations (including the depth and whether the wells are drilled vertically or horizontally), which governs the revenue potential of each well. The drilling activity in turn, depends on oil and gas commodity pricing, inventory levels and demand, and regulatory actions, such as those affecting operations in the Gulf of Mexico in recent years.

Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the second quarter and first half of 2015, as compared to the same periods of 2014 is as follows:

	Second Quarter		2015 vs 2014
	2015	2014	Count	%

U.S. Rig Count	907	1,852	(945)	(51%	)
Canadian Rig Count	98	199	(101)	(51%	)
North America	1,005	2,051	(1,046)	(51%	)

	First Half		2015 vs 2014
	2015	2014	Count	%

U.S. Rig Count	1,155	1,816	(661)	(36%	)
Canadian Rig Count	206	362	(156)	(43%	)
North America	1,361	2,178	(817)	(38%	)

_________________________

Source: Baker Hughes Incorporated

During the fourth quarter of 2014 and early 2015, the price for oil declined dramatically from, and has remained well below, the price levels in recent years. As a result of this decline, North American drilling activity has decreased significantly and activity levels are expected to remain below prior year levels for the foreseeable future. The U.S. and Canadian rig counts were 876 and 200 during the week ended July 24, 2015. The lower activity levels have reduced the demand for our services and negatively impacted customer pricing in our North American operations in the first half of 2015 and will likely continue to do so as 2015 progresses. As a result of the lower customer demand, along with costs associated with workforce reductions, we expect our operating results in our North America operations to be significantly lower in 2015. Further, due to the fact that our business contains high levels of fixed costs, including significant facility and personnel expenses, we expect North American operating margins in both operating segments to be negatively impacted by the lower customer demand.

In response to the significant declines in activity and the increasing price competition, we initiated cost reduction programs, including workforce reductions, reduced discretionary spending, and temporary salary freezes for substantially all employees including executive officers in the first quarter of 2015 and have continued these efforts during the second quarter. As part of these cost reduction programs, we have reduced our North American employee base by 343 (approximately 26%) since December 31, 2014 in addition to eliminating substantially all contract positions. As a result of these workforce reductions, our first half 2015 operating results include $3.6 million of charges associated with employee termination costs. The employee termination costs include $3.3 million in Fluids Systems, $0.2 million in Mats and Integrated Services and $0.1 million in our corporate office. Accrued employee termination costs at June 30, 2015 are $0.4 million and are expected to be substantially paid in the third quarter of 2015. As most of the reductions were completed late in the first quarter, meaningful cost benefits were realized during the second quarter of 2015.

Second Quarter of 2015 Compared to Second Quarter of 2014

Consolidated Results of Operations

Summarized results of operations for the second quarter of 2015 compared to the second quarter of 2014 are as follows:

	Second Quarter		2015 vs 2014
(In thousands)	2015	2014	$	%

Revenues	$163,644	$272,466	$(108,822)	(40%	)

Cost of revenues	142,155	214,711	(72,556)	(34%	)

Selling, general and administrative expenses	23,963	27,981	(4,018)	(14%	)
Other operating income, net	(792)	(2,042)	1,250	NM

Operating income (loss)	(1,682)	31,816	(33,498)	(105%	)

Foreign currency exchange gain	(410)	(1,805)	1,395	NM
Interest expense, net	2,224	2,830	(606)	(21%	)

Income (loss) from continuing operations before income taxes	(3,496)	30,791	(34,287)	(111%	)
Provision for income taxes	758	10,462	(9,704)	(93%	)
Income (loss) from continuing operations	$(4,254)	$20,329	$(24,583)	(121%	)

Revenues

Revenues decreased 40% to $163.6 million in the second quarter of 2015, compared to $272.5 million in the second quarter of 2014. This $108.8 million decrease includes an $84.3 million (45%) decrease in revenues in North America, comprised of a $76.8 million decline in our Fluids Systems segment and a $7.5 million decrease in the Mats and Integrated Services segment. Revenues from our international operations decreased by $24.5 million (29%), including an 18% decline resulting from the unfavorable impact of currency exchange related to the strengthening U.S. dollar, along with reduced drilling activity by Petrobras in Brazil. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues decreased 34% to $142.2 million in the second quarter of 2015, compared to $214.7 million in the second quarter of 2014. The decrease is primarily driven by the decline in revenues and the benefits of cost reduction programs taken in 2015. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $4.0 million to $24.0 million in the second quarter of 2015 from $28.0 million in the second quarter of 2014. The decrease is primarily attributable to $2.0 million in lower performance-based incentive compensation and the benefits of cost reduction programs taken in 2015, partially offset by higher costs for legal matters, including the wage and hour litigation, and increased spending to support targeted strategic growth initiatives.

Other operating income, net

Other operating income was $0.8 million in the second quarter of 2015 as compared to $2.0 million in the second quarter of 2014. The decrease is primarily attributable to $1.2 million of gains recognized on the sale of two properties in the second quarter of 2014.

Foreign currency exchange

Foreign currency exchange was a $0.4 million gain in the second quarter of 2015 as compared to a $1.8 million gain in the second quarter of 2014. These currency gains primarily reflect the impact of the weakening U.S. dollar on assets and liabilities (including intercompany balances) held in our international operations that are denominated in currencies other than functional currencies.

Interest expense, net

Interest expense, which primarily reflects the 4% interest associated with our $172.5 million in unsecured convertible notes (“Senior Notes”), totaled $2.2 million in the second quarter of 2015 compared to $2.8 million in the second quarter of 2014. The decrease was attributable to $0.3 million of interest capitalization primarily associated with the mat manufacturing facility expansion project during the second quarter of 2015. The remaining decrease was attributable to lower average borrowings in our international subsidiaries.

Provision for income taxes

The provision for income taxes for the second quarter of 2015 was $0.8 million, compared to $10.5 million in the second quarter of 2014. Due to the deterioration in financial performance in our Australian operations, combined with interest expense associated with inter-company loans due to the U.S. parent, our Australian business is currently generating a pre-tax loss, for which the recording of a tax benefit is not permitted. As a result, the second quarter of 2015 includes a $1.7 million charge to the provision for income taxes to record a valuation allowance against the previously recorded deferred tax assets for our Australian business.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter		2015 vs 2014
(In thousands)	2015	2014	$	%

Revenues
Fluids systems	$140,344	$241,386	$(101,042)	(42%	)
Mats and integrated services	23,300	31,080	(7,780)	(25%	)
Total revenues	$163,644	$272,466	$(108,822)	(40%	)

Operating income (loss)
Fluids systems	$(223)	$27,571	$(27,794)
Mats and integrated services	6,555	13,653	(7,098)
Corporate office	(8,014)	(9,408)	1,394
Operating income (loss)	$(1,682)	$31,816	$(33,498)

Segment operating margin
Fluids systems	(0.2% )	11.4%
Mats and integrated services	28.1%	43.9%

Fluids Systems

Revenues

Total revenues for this segment consisted of the following:

	Second Quarter		2015 vs 2014
(In thousands)	2015	2014	$	%

United States	$74,848	$149,416	$(74,568)	(50%	)
Canada	7,067	9,334	(2,267)	(24%	)
Total North America	81,915	158,750	(76,835)	(48%	)
EMEA	41,452	49,835	(8,383)	(17%	)
Latin America	12,493	26,983	(14,490)	(54%	)
Asia Pacific	4,484	5,818	(1,334)	(23%	)
Total	$140,344	$241,386	$(101,042)	(42%	)

North American revenues decreased 48% to $81.9 million in the second quarter of 2015, compared to $158.8 million in the second quarter of 2014. This decrease in revenues is primarily attributable to the 51% decline in North American average rig count along with pricing declines, partially offset by market share gains over this period.

Internationally, revenues decreased 29% to $58.4 million in the second quarter of 2015, as compared to $82.6 million in the second quarter of 2014. International revenues in the second quarter of 2015 declined approximately 19% due to the impact of currency exchange resulting from the strengthening U.S. dollar. The decline in revenues in the EMEA region included $10 million from the negative impact of currency exchange and the unusually high product sales that benefitted the second quarter of 2014, which did not recur. These unfavorable factors in EMEA were partially offset by a $5 million increase in revenues in Kuwait along with a ramp up of activity with Sonatrach. The decrease in revenues in Latin America is primarily attributable to declines in Petrobras drilling activity, $5 million from the negative impact of currency exchange, and $3 million from a Total deepwater well that benefitted the second quarter of 2014.

Operating Income

The Fluids segment incurred an operating loss of $0.2 million in the second quarter of 2015 compared to operating income of $27.6 million in the second quarter of 2014. The change in operating income includes a $25.4 million decrease from North American operations largely attributable to the decline in revenues partially offset by the benefits of cost reduction programs. Operating income from international operations decreased $2.5 million, primarily attributable to the negative impact of currency exchange and the decline in revenues in Latin America.

As a result of the decline in oil prices as described above, we expect drilling activity levels throughout 2015 to remain below 2014 levels, reducing the demand for our services and negatively impacting customer pricing primarily in our North American operations. Further, while we have executed actions to reduce our workforce and cost structure, our business contains high levels of fixed costs, including significant facility and personnel expenses. Therefore, we expect operating income in our North American operations to be negatively impacted by the lower revenues throughout 2015 as compared to 2014. In the absence of a longer-term increase in drilling activity, we may incur additional charges related to further cost reduction efforts, or potential asset impairments, which may negatively impact our future operating results. Also, during the second half of 2014 and continuing in 2015, the U.S. Dollar strengthened against the functional currency of most of our foreign operations which has had and is expected to continue to have a negative impact on our revenues and operating results in 2015 as compared to 2014. As a result of the above, segment revenue and operating results are expected to decline from the levels achieved in 2014.

Also, in recent years, the business environment in Brazil has become increasingly challenging, particularly as Petrobras, our primary customer in the region, has focused more efforts on well completions and workover activities, and less on drilling activities. Also, the lack of timely payment of Petrobras-related invoicing has caused periodic increases in invested working capital associated with participation in this market. More recently, a significant number of senior executives at Petrobras resigned their positions in connection with a widely-publicized corruption investigation and Petrobras has announced further reductions in drilling activities. We expect these developments to continue to disrupt Petrobras’ operations in the near term. In response to these changes in the business environment, we have taken certain actions to reduce the cost structure of this operation and are continuing to evaluate further actions. While the Brazilian deepwater drilling market remains an important component of our long-term strategy, the profitability of our business in Brazil remains highly dependent on increasing levels of drilling activity by Petrobras and other E&P customers. In the absence of a longer-term increase in drilling activity, we may incur additional charges related to further cost reduction efforts, or potential asset impairments, which may negatively impact our future operating results.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	Second Quarter		2015 vs 2014
(In thousands)	2015	2014	$	%

Mat rental and services	$20,792	$27,702	$(6,910)	(25%	)
Mat sales	2,508	3,378	(870)	(26%	)
Total	$23,300	$31,080	$(7,780)	(25%	)

Mat rental and services revenues decreased $6.9 million compared to the second quarter of 2014. The decrease is primarily due to softening in the Northeast U.S. oil and gas related rental and services market, reflecting a decline in the region’s drilling and completions activity and continued price erosion. Mat sales also decreased by $0.9 million compared to the second quarter of 2014. Quarterly revenues from mat sales have typically fluctuated based on the timing of mat orders from customers, along with management’s allocation of plant capacity.

Operating Income

Segment operating income decreased by $7.1 million, as compared to the second quarter of 2014, largely attributable to the $6.9 million decrease in rental and services revenues described above. Due to the relatively fixed nature of operating expenses in our rental business, including depreciation expense associated with our mat rental fleet, declines in rental and services revenue have a higher decremental impact on the segment operating margin. In addition to the impact of the lower revenue, operating income was further impacted by costs associated with the start-up of our expanded manufacturing facility and our efforts to expand beyond the oil and gas exploration markets.

As noted above, we completed the expansion of our mat manufacturing facility in the second quarter of 2015, significantly increasing our production capacity. While the expansion project is expected to relieve production capacity limitations that limited our revenues from mat sales in 2014, the recent decline in oil prices has resulted, and is expected to continue to result, in lower drilling activity for our E&P customers, which in turn will reduce the demand for our services and negatively impact customer pricing in our North American operations in 2015 as compared to 2014. As a result of the lower customer demand and more competitive pricing environment, we expect operating income in our North American operations to be lower in 2015 as compared to 2014. Further, due to the fact that our business contains high levels of fixed costs, including significant facility and personnel expenses, we expect North American operating margins to be negatively impacted by the lower customer demand and the start-up of the expanded manufacturing facility.

Corporate Office

Corporate office expenses decreased $1.4 million to $8.0 million in the second quarter of 2015, compared to $9.4 million in the second quarter of 2014.  The decrease is primarily attributable to reduced spending related to strategic planning projects and lower performance-based incentive compensation partially offset by higher costs related to legal matters, including the wage and hour litigation.

First Half of 2015 Compared to First Half of 2014

Consolidated Results of Operations

Summarized results of operations for the first half of 2015 compared to the first half of 2014 are as follows:

	First Half		2015 vs 2014
(In thousands)	2015	2014	$	%

Revenues	$372,108	$515,290	$(143,182)	(28%	)

Cost of revenues	318,789	411,271	(92,482)	(22%	)

Selling, general and administrative expenses	49,941	53,504	(3,563)	(7%	)
Other operating income, net	(1,068)	(2,058)	990	(48%	)

Operating income	4,446	52,573	(48,127)	(92%	)

Foreign currency exchange (gain) loss	1,154	(1,751)	2,905	(166%	)
Interest expense, net	4,479	5,750	(1,271)	(22%	)
Income (loss) from continuing operations before income taxes	(1,187)	48,574	(49,761)	(102%	)
Provision for income taxes	2,074	16,503	(14,429)	(87%	)
Income (loss) from continuing operations	(3,261)	32,071	(35,332)	(110%	)
Income from discontinued operations, net of tax	-	1,152	(1,152)	(100%	)
Gain from disposal of discontinued operations, net of tax	-	22,117	(22,117)	-
Net income (loss)	$(3,261)	$55,340	$(58,601)	(106%	)

Revenues

Revenues decreased 28% to $372.1 million in the first half of 2015, compared to $515.3 million in the first half of 2014. This $143.2 million decrease includes a $110.2 million (30%) decrease in revenues in North America, including a $107.1 million decline in our Fluids Systems segment. Revenues from our international operations decreased by $33.0 million (22%), including a 17% decline resulting from the unfavorable impact of currency exchange related to the strengthening U.S. dollar, along with reduced drilling activity by Petrobras in Brazil. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues decreased 22% to $318.8 million in the first half of 2015, compared to $411.3 million in the first half of 2014. The decrease is primarily driven by the decline in revenues and the benefits of cost reduction programs taken in the first half of 2015, partially offset by charges of approximately $2.5 million in the first half of 2015 associated with employee termination costs. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $3.6 million to $49.9 million in the first half of 2015 from $53.5 million in the first half of 2014. The decrease is primarily attributable to a $2.2 million decline in performance-based incentive compensation, lower spending related to strategic planning projects, and the benefits of cost reduction programs taken in 2015, partially offset by a $1.0 million increase in costs for legal matters, including the wage and hour litigation, higher provisions for potential bad debts, and higher employee termination costs.

Other Operating Income, net

Other operating income was $1.1 million in the first half of 2015 as compared to $2.1 million in the first half of 2014. The decrease is primarily attributable to $1.2 million of gains recognized on the sale of two properties in 2014.

Foreign currency exchange

Foreign currency exchange was a $1.2 million loss in the first half of 2015, compared to a $1.8 million gain in the first half of 2014. These currency exchange losses primarily reflect the impact of the strengthening U.S. dollar in the first half of 2015 while the gains in the first half of 2014 primarily reflect the impact of the weakening U.S. dollar during that period on currency translations on assets and liabilities (including intercompany balances) held in our international operations that are denominated in currencies other than functional currencies.

Interest expense, net

Interest expense totaled $4.5 million for the first half of 2015 compared to $5.8 million for the first half of 2014. The decrease was attributable to $0.7 million of interest capitalization primarily associated with the mat manufacturing facility expansion project in the first half of 2015. The remaining decrease was attributable to lower average borrowings in our international subsidiaries.

Provision for income taxes

The provision for income taxes for the first half of 2015 was $2.1 million, compared to $16.5 million in the first half of 2014. The first half of 2015 includes a $1.1 million charge to the provision for income taxes to record a valuation allowance against the previously recorded deferred tax assets for our Australian business. In addition, the provision for income taxes in the first half of 2015 is further impacted by pretax losses incurred in Brazil and Australia, for which the recording of a tax benefit is not permitted.

Discontinued operations

Income from our discontinued Environmental Services operations that was sold in March 2014 was $1.2 million in 2014.  In addition, 2014 includes a $22.1 million gain from the March 2014 sale of the business as described above.  See Note 2 Discontinued Operations in our Notes to the unaudited condensed consolidated financial statements in Item 1 for additional information.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Half		2015 vs 2014
(In thousands)	2015	2014	$	%

Revenues
Fluids systems	$312,246	$452,786	$(140,540)	(31%)
Mats and integrated services	59,862	62,504	(2,642)	(4%)
Total revenues	$372,108	$515,290	$(143,182)	(28%)

Operating income (loss)
Fluids systems	$(1,925)	$43,311	(45,236)
Mats and integrated services	22,202	27,026	(4,824)
Corporate office	(15,831)	(17,764)	1,933
Operating income	$4,446	$52,573	$(48,127)

Segment operating margin
Fluids systems and engineering	(0.6)%	9.6%
Mats and integrated services	37.1%	43.2%

Fluids Systems

Revenues

Total revenues for this segment consisted of the following:

	First Half		2015 vs 2014
(In thousands)	2015	2014	$	%

United States	$172,956	$274,192	$(101,236)	(37%	)
Canada	25,162	31,045	(5,883)	(19%	)
Total North America	198,118	305,237	(107,119)	(35%	)
EMEA	77,568	84,555	(6,987)	(8%	)
Latin America	26,085	48,986	(22,901)	(47%	)
Asia Pacific	10,475	14,008	(3,533)	(25%	)
Total	$312,246	$452,786	$(140,540)	(31%	)

North American revenues decreased 35% to $198.1 million in the first half of 2015, compared to $305.2 million in the first half of 2014. This decrease in revenues is primarily attributable to the 38% decline in North American average rig count along with pricing declines, partially offset by market share gains over this period.

Internationally, revenues decreased 23% to $114.1 million in the first half of 2015, as compared to $147.5 million in the first half of 2014. International revenues in the first half of 2015 declined approximately 17% from the impact of currency exchange resulting from the strengthening U.S. dollar. The decline in revenues in the EMEA region included $17 million from the negative impact of currency exchange and the unusually high product sales that benefitted the second quarter of 2014, which did not recur. These unfavorable factors impacting EMEA were partially offset by a $13 million increase in revenues from the new contracts mentioned above, including the deepwater Black Sea, India and Kuwait. The decrease in revenues in Latin America is primarily attributable to declines in Petrobras drilling activity, $7 million from the negative impact of currency exchange and $4 million from a Total deepwater well that benefitted 2014. The decline in Asia Pacific is primarily related to lower revenues for land drilling customers and the negative impact of currency exchange.

Operating Income

The Fluids segment incurred an operating loss of $1.9 million in the first half of 2015 compared to operating income of $43.3 million in the first half of 2014. The change in operating results includes a $46.6 million decrease from North American operations largely attributable to the decline in revenues described above including approximately $3.3 million of charges associated with employee termination costs, partially offset by the benefits of cost reduction programs. Operating income from international operations increased $1.4 million primarily reflecting the benefit of improved profitability in the EMEA region, partially offset by the negative impact of currency exchange and a decline in Asia Pacific.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	First Half		2015 vs 2014
(In thousands)	2015	2014	$	%

Mat rental and services	$47,623	$52,239	$(4,616)	(9%	)
Mat sales	12,239	10,265	1,974	19%
Total	$59,862	$62,504	$(2,642)	(4%	)

Mat rental and services revenues decreased $4.6 million compared to the first half of 2014. The decrease is primarily due to softening in the Northeast U.S. oil and gas rental and services market, reflecting a decline in the region’s drilling and completions activity and price erosion offset partially by revenue growth resulting from our efforts to expand beyond the oil and gas exploration markets. Mat sales increased by $2.0 million compared to the second quarter of 2014. Revenues from mat sales have typically fluctuated based on the timing of mat orders from customers along with management’s allocation of plant capacity.

Operating Income

Segment operating income decreased by $4.8 million, as compared to the first half of 2014, largely attributable to the changes in rental and services revenue described above. Due to the relatively fixed nature of operating expenses in our rental business, including depreciation expense associated with our mat rental fleet, declines in rental and services revenue have a higher decremental impact on the segment operating margin. In addition to the impact of the lower revenue, operating income was further impacted by costs associated with the start-up of our expanded manufacturing facility and our efforts to expand beyond the oil and gas exploration markets.

Corporate Office

Corporate office expenses decreased $1.9 million to $15.8 million in the first half of 2015, compared to $17.8 million in the first half of 2014. The decrease is primarily attributable to reduced spending related to strategic planning projects and lower performance-based incentive compensation partially offset by $1.0 million of increased costs related to legal matters, including the wage and hour litigation.

Liquidity and Capital Resources

Net cash provided by operating activities during the first half of 2015 totaled $81.8 million as compared to $5.3 million of net cash used in operating activities in the first half of 2014. The increase in operating cash flow in 2015 is primarily attributable to the decrease in working capital resulting from the decline in revenues related to the slow-down in North America drilling activity. During the first half of 2015, net income adjusted for non-cash items provided $21.6 million, while changes in operating assets provided $60.2 million of cash.

Net cash used in investing activities during the first half of 2015 was $33.2 million, primarily consisting of capital expenditures of $34.3 million. The first half of 2015 capital expenditures included $17.5 million in the Mats & Integrated Services segment, including $9.6 million related to the deployment of produced mats into the rental fleet and $7.4 million related to the manufacturing plant expansion project at our Carencro, Louisiana facility. The Fluids Systems segment capital expenditures totaled $15.9 million in the first half of 2015, including $7.2 million related to our new fluids blending facility and distribution center in Conroe, Texas. Net cash provided by investing activities during the first half of 2014 was $35.0 million, primarily consisting of net proceeds from the sale of the Environmental Services business of $89.2 million, offset by capital expenditures of $56.7 million.

We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. We expect total 2015 capital expenditures to range between $60 million to $75 million, with the majority of the investments focused on key strategic projects, including completion of the expansion project at our mats manufacturing facility and the infrastructure investments in our Fluids Systems segment described above, including the investment in a new fluids blending facility and distribution center located in Conroe, Texas and the facility upgrade and expansion in Fourchon, Louisiana. As of June 30, 2015, we had cash on-hand of $123.3 million of which $67.3 million resides within our foreign subsidiaries that we intend to leave permanently reinvested abroad. We expect our subsidiary cash on-hand, as well as cash generated by operations and anticipated decreases in working capital levels, along with availability under our existing credit agreement to be adequate to fund our anticipated capital needs during the next 12 months.

Our capitalization is as follows:

	June 30,	December 31,
(In thousands)	2015	2014

Senior Notes	$172,497	$172,498
Revolving credit facility	-	-
Other	9,237	11,648
Total	181,734	184,146
Stockholder's equity	610,450	625,458

Total capitalization	$792,184	$809,604

Total debt to capitalization	22.9%	22.7%

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $200.0 million revolving credit facility which can be increased to a maximum capacity of $325.0 million. At June 30, 2015, we had no outstanding borrowings under the revolving credit facility. Additionally, our foreign operations had $9.2 million outstanding under lines of credit and other borrowings. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. In 2015, holders converted an insignificant amount of Senior Notes into shares of our common stock. We may not redeem the Senior Notes prior to their maturity date.

In March 2015, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") which provides for a $200 million revolving loan facility available for borrowings and letters of credit and expires in March 2020. The Credit Agreement has a springing maturity date that will accelerate the maturity of the credit facility to June 2017 if the Senior Notes have not either been repurchased, redeemed, converted and/or refinanced in full or the Company has not provided sufficient funds to an escrow agent to repay the Senior Notes in full on their maturity date. Under the terms of the Credit Agreement, we can elect to borrow at a variable interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 275 basis points, or at a variable interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 175 basis points based on our consolidated leverage ratio. The applicable margins on LIBOR borrowings and Eurodollar borrowings on June 30, 2015 were 100 and 200 basis points, respectively. In addition, we are required to pay a commitment fee on the unused portion of the Credit Agreement of 37.5 basis points. The Credit Agreement contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. The Credit Agreement also limits the payment of dividends on our common stock, the repurchase of our common stock and the conversion, redemption, defeasance or refinancing of the Senior Notes. We were in compliance with these covenants as of June 30, 2015.

At June 30, 2015, we had letters of credit issued and outstanding under the Credit Agreement which totaled $21.4 million leaving $178.6 million of availability at June 30, 2015. Additionally, our foreign operations had $9.2 million outstanding under lines of credit and other borrowings, as well as $14.5 million outstanding in letters of credit and other guarantees.

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

Interest Rate Risk

At June 30, 2015, we had total debt outstanding of $181.7 million, including $172.5 million of Senior Notes, bearing interest at a fixed rate of 4.0%. Variable rate debt totaled $9.2 million which relates to our foreign operations under lines of credit and other borrowings. At the June 30, 2015 balance, a 200 basis point increase in market interest rates during 2015 would cause our annual interest expense to increase approximately $0.2 million.

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

Evaluation of disclosure controls and procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2015, the end of the period covered by this quarterly report.

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings

Davida v. Newpark Drilling Fluids LLC. On June 18, 2014, Jesse Davida, a former employee of Newpark Drilling Fluids LLC filed a purported class action lawsuit in the U.S. District Court for the Western District of Texas, San Antonio Division, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff seeks damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and, pay them on an hourly basis (including overtime). The plaintiff seeks recovery on his own behalf, and seeks certification of a class of similarly situated employees. On January 6, 2015, the Court granted the plaintiff’s motion to “conditionally” certify the class of fluid service technicians that have worked for Newpark Drilling Fluids over the past three years. Beginning in early March of 2015, notification was given to 658 current and former fluid service technician employees of Newpark regarding this litigation and those individuals were given the opportunity to “opt-in” to the Davida litigation. The opt-in period closed in early May of 2015 and a total of 91 individuals have joined the Davida litigation. The Court has given the plaintiffs’ attorneys until September 2015 to add state law claims to the litigation (if any). The trial of the case has been scheduled for September 2016. We have a number of defenses we can assert against these claims including that these employees are properly classified as exempt employees. We have retained counsel with experience in cases of this nature, and intend to vigorously defend this litigation.

Christiansen v. Newpark Drilling Fluids LLC. On November 11, 2014, Christiansen filed a purported class action lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff seeks damages and penalties for the Company’s alleged failure to: properly classify him as an employee rather than an independent contractor; properly classify its field service employees as “non-exempt” under the FLSA; and, pay them on an hourly basis (including overtime) and seeks damages and penalties for the Company’s alleged failure to pay him and the others in the proposed class on an hourly basis (including overtime). Following the filing of this lawsuit, five additional plaintiffs joined the proceedings. The plaintiff seeks recovery on his own behalf, and sought certification of a class of similarly situated individuals. In March of 2015, the Court denied the plaintiffs’ motion for conditional class certification. Counsel for the plaintiffs did not appeal that ruling and have now filed individual cases for each of the original plaintiffs plus one new plaintiff, leaving a total of seven separate independent contractor cases pending. We have retained counsel with experience in cases of this nature, and intend to vigorously defend this litigation.

ITEM 1A.	Risk Factors

There have been no material changes during the period ended June 30, 2015 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended June 30, 2015:

			Total Number of	Maximum Approximate Dollar
			Shares Purchased as Part	Value of Shares that May Yet
	Total Number of	Average Price	of Publicly Announced	be Purchased Under
Period	Shares Purchased(1)	per Share	Plans or Programs	Plans or Programs
April 1 - 30, 2015	-	$-	-	$42.7
May 1 - 31, 2015	-	-	-	42.7
June 1 - 30, 2015	203,928	8.67	-	42.7
Total	203,928	$8.67	-

(1)	During the three months ended June 30, 2015, we purchased an aggregate of 203,928 shares surrendered in lieu of taxes under vesting of restricted shares.

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

There were no shares repurchased during the first half of 2015. At June 30, 2015, there was $42.7 million of authorization remaining under the program.

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

Date: July 31, 2015

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