Form 10-Q
period 2015-09-30
NEWPARK RESOURCES INC
filed 2015-10-30
CIK 71829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes                    No           √

As of October 23, 2015, a total of 84,149,552 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2015

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

PART I     FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2015	2014

ASSETS
Cash and cash equivalents	$113,850	$85,052
Receivables, net	176,640	318,600
Inventories	176,828	196,556
Deferred tax assets	4,367	11,013
Prepaid expenses and other current assets	30,116	12,615
Total current assets	501,801	623,836

Property, plant and equipment, net	302,404	283,361
Goodwill	89,749	91,893
Other intangible assets, net	12,190	15,666
Other assets	6,526	5,366
Total assets	$912,670	$1,020,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$5,913	$11,648
Accounts payable	65,230	108,242
Accrued liabilities	42,895	53,342
Total current liabilities	114,038	173,232

Long-term debt, less current portion	172,497	172,498
Deferred tax liabilities	17,058	37,694
Other noncurrent liabilities	5,464	11,240
Total liabilities	309,057	394,664

Commitments and contingencies (Note 10)

Common stock, $0.01 par value, 200,000,000 shares authorized and 99,371,066 and 99,204,318 shares issued, respectively	994	992
Paid-in capital	530,059	521,228
Accumulated other comprehensive loss	(54,339)	(31,992)
Retained earnings	254,884	262,616
Treasury stock, at cost; 15,214,413 and 15,210,233 shares, respectively	(127,985)	(127,386)
Total stockholders’ equity	603,613	625,458
Total liabilities and stockholders' equity	$912,670	$1,020,122

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014

Revenues	$154,170	$296,964	$526,278	$812,254

Cost of revenues	138,283	228,661	457,072	639,932
Selling, general and administrative expenses	25,859	28,754	75,800	82,258
Other operating (income) loss, net	(709)	117	(1,777)	(1,941)

Operating income (loss)	(9,263)	39,432	(4,817)	92,005

Foreign currency exchange (gain) loss	3,236	1,221	4,390	(530)
Interest expense, net	2,129	2,321	6,608	8,071
Income (loss) from continuing operations before income taxes	(14,628)	35,890	(15,815)	84,464
Provision for income taxes	(10,157)	12,398	(8,083)	28,901
Income (loss) from continuing operations	(4,471)	23,492	(7,732)	55,563
Income from discontinued operations, net of tax	-	-	-	1,152
Gain from disposal of discontinued operations, net of tax	-	-	-	22,117
Net income (loss)	$(4,471)	$23,492	$(7,732)	$78,832

Income (loss) per common share -basic:
Income (loss) from continuing operations	$(0.05)	$0.29	$(0.09)	$0.67
Income from discontinued operations	-	-	-	0.28
Net income (loss)	$(0.05)	$0.29	$(0.09)	$0.95

Income (loss) per common share -diluted:
Income (loss) from continuing operations	$(0.05)	$0.25	$(0.09)	$0.59
Income from discontinued operations	-	-	-	0.23
Net income (loss)	$(0.05)	$0.25	$(0.09)	$0.82

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Net income (loss)	$(4,471)	$23,492	$(7,732)	$78,832

Foreign currency translation adjustments	(6,457)	(13,143)	(22,347)	(11,563)

Comprehensive income (loss)	$(10,928)	$10,349	$(30,079)	$67,269

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$(7,732)	$78,832
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	32,668	30,925
Stock-based compensation expense	10,514	9,092
Provision for deferred income taxes	(12,240)	(5,277)
Net provision for doubtful accounts	1,176	1,226
Gain on sale of a business	-	(33,974)
Gain on sale of assets	(940)	(1,351)
Excess tax benefit from stock-based compensation	-	(1,175)
Change in assets and liabilities:
(Increase) decrease in receivables	120,848	(60,348)
(Increase) decrease in inventories	11,190	(11,973)
Increase in other assets	(2,384)	(6,170)
Increase (decrease) in accounts payable	(38,772)	7,531
Increase (decrease) in accrued liabilities and other	(7,161)	15,544
Net cash provided by operating activities	107,167	22,882

Cash flows from investing activities:
Capital expenditures	(51,375)	(84,710)
Increase in restricted cash	(15,500)	-
Proceeds from sale of property, plant and equipment	1,864	3,144
Proceeds from sale of a business	-	89,766
Net cash (used in) provided by investing activities	(65,011)	8,200

Cash flows from financing activities:
Borrowings on lines of credit	7,178	54,665
Payments on lines of credit	(9,928)	(58,897)
Debt issuance costs	(1,763)	-
Other financing activities	(1,695)	(43)
Proceeds from employee stock plans	469	3,104
Purchases of treasury stock	(1,771)	(52,892)
Excess tax benefit from stock-based compensation	-	1,175
Net cash used in financing activities	(7,510)	(52,888)

Effect of exchange rate changes on cash	(5,848)	(2,644)

Net increase (decrease) in cash and cash equivalents	28,798	(24,450)
Cash and cash equivalents at beginning of year	85,052	65,840

Cash and cash equivalents at end of period	$113,850	$41,390

Cash paid for:
Income taxes (net of refunds)	$11,978	$44,929
Interest	$4,720	$5,742

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. Our fiscal year end is December 31, our third quarter represents the three month period ended September 30 and our first nine months represents the nine month period ending September 30. The results of operations for the third quarter and first nine months of 2015 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2015 and the results of our operations for the third quarter and first nine months of 2015 and 2014, and our cash flows for the first nine months of 2015 and 2014. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2014 is derived from the audited consolidated financial statements at that date.

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

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the new guidance by one year and provided entities the option to early adopt the new guidance. The new guidance is effective for us in the first quarter of 2018 with early adoption permitted in the first quarter of 2017. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the impact of these amendments, including the adoption and transition alternatives on our consolidated financial statements.

In April and August 2015, the FASB issued updated guidance that changes the presentation of debt issuance costs in financial statements. Under the new guidance, an entity is required to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, except for debt issuance costs related to revolving debt agreements, which may continue to be presented as an asset. Amortization of the costs will continue to be reported as interest expense.  The new guidance is effective for us in the first quarter of 2016 with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. We are currently evaluating the impact of the new presentation guidance on our consolidated balance sheets.

In July 2015, the FASB issued updated guidance that simplifies the subsequent measurement of inventory. It replaces the current lower of cost or market test with the lower of cost or net realizable value test. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance is effective prospectively for us in the first quarter of 2017 with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In September 2015, the FASB issued updated guidance that eliminates the requirement to restate prior periods to reflect adjustments made to provisional amounts recognized in a business combination. The new guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new guidance is effective prospectively for us in the first quarter of 2016 with early adoption permitted.

Note 2 – Discontinued Operations

In 2013, we initiated a process to sell our Environmental Services business, and in March of 2014 we completed the sale of the business for $100 million in cash, subject to adjustment based on actual working capital conveyed at closing. Cash proceeds from the sale were $89.8 million in 2014, net of transaction related expenses, including the adjustment related to final working capital conveyed at closing. The agreement significantly limits our post-closing environmental obligations, including those related to the waste transfer and disposal facilities. In addition, $8 million of the sales price was withheld in escrow associated with transaction representations, warranties and indemnities, with $4 million scheduled to be released at each of the nine month and 18 month anniversary of the closing. In December 2014, the buyer made certain claims for indemnification under the terms of the agreement, which defers the release of the escrow funds until such claims are resolved. Further discussion of the buyer’s claims is contained in Note 10. As a result of the sale transaction, we recorded a gain on the disposal of the business of $34.0 million ($22.1 million after-tax) in the first quarter of 2014. The results of operations for this business have been classified as discontinued operations for all periods presented.

Summarized results of operations from discontinued operations are as follows:

	First Nine Months
(In thousands)	2015	2014

Revenues	$-	$11,744
Income from discontinued operations before income taxes	-	1,770
Income from discontinued operations, net of tax	-	1,152
Gain from disposal of discontinued operations before income taxes	-	33,974
Gain from disposal of discontinued operations, net of tax	-	22,117

Note 3 – Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share from continuing operations:

	Third Quarter		First Nine Months
(In thousands, except per share data)	2015	2014	2015	2014

Basic EPS:
Income (loss) from continuing operations	$(4,471)	$23,492	$(7,732)	$55,563

Weighted average number of common shares outstanding	82,990	82,055	82,606	83,260

Basic income (loss) from continuing operations per common share	$(0.05)	$0.29	$(0.09)	$0.67

Diluted EPS:
Income (loss) from continuing operations	$(4,471)	$23,492	$(7,732)	$55,563
Assumed conversions of Senior Notes	-	1,294	-	3,808
Adjusted income (loss) from continuing operations	$(4,471)	$24,786	$(7,732)	$59,371

Weighted average number of common shares outstanding-basic	82,990	82,055	82,606	83,260
Add: Dilutive effect of stock options and restricted stock awards	-	1,550	-	1,715
Dilutive effect of Senior Notes	-	15,682	-	15,682

Diluted weighted average number of common shares outstanding	82,990	99,287	82,606	100,657

Diluted income (loss) from continuing operations per common share	$(0.05)	$0.25	$(0.09)	$0.59

Stock options and restricted stock excluded from calculation of diluted earnings per share because anti-dilutive for the period	5,144	1,075	3,505	821

For the third quarter and first nine months of 2015, we excluded all potentially dilutive stock options and restricted stock as well as the assumed conversion of the Senior Notes in calculating diluted earnings per share due to the net losses incurred for these periods as the effect was anti-dilutive.

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

Note 5 – Treasury Stock

In April 2013, our Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. This authorization was subsequently increased to $100.0 million in February 2014. In September 2015, our Board of Directors expanded the repurchase program to include the repurchase of our convertible senior notes, in addition to outstanding shares of common stock. The repurchase program has no specific term. The Company may repurchase shares or convertible senior notes in the open market or as otherwise determined by management, subject to market conditions, business opportunities and other factors. Repurchases are expected to be funded with a combination of cash generated from operations and borrowings under the Company’s revolving credit facility. As part of the share repurchase program, the Company’s management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.

During the first nine months of 2014, 4,317,278 shares of common stock were repurchased for an average price of approximately $11.72 per share, including commissions. There were no repurchases under the program during the first nine months of 2015. At September 30, 2015, there was $42.7 million of authorization remaining under the program.

Note 6 – Receivables

Receivables - Receivables consist of the following:

(In thousands)	September 30, 2015	December 31, 2014

Gross trade receivables	$157,073	$299,962
Allowance for doubtful accounts	(6,691)	(5,458)
Net trade receivables	150,382	294,504

Other receivables	26,258	24,096

Total receivables, net	$176,640	$318,600

Other receivables include $17.0 million and $14.5 million for value added, goods and service taxes related to foreign jurisdictions and other tax related receivables as of September 30, 2015 and December 31, 2014, respectively. In addition, other receivables at September 30, 2015 and December 31, 2014 include $8.0 million associated with the Environmental Services business proceeds held in escrow as described in Note 2 above.

Note 7 – Inventories

Inventories - Inventories consist of the following:

(In thousands)	September 30, 2015	December 31, 2014

Raw materials:
Drilling fluids	$138,729	$152,076
Mats	863	1,531
Total raw materials	139,592	153,607

Blended drilling fluids components	31,789	40,971

Finished goods - mats	5,447	1,978

Total	$176,828	$196,556

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

Note 8 – Goodwill and Other Intangible Assets

We evaluated the carrying values of our goodwill and other indefinite-lived intangible assets as of our annual evaluation date of November 1, 2014 and updated this evaluation as of December 31, 2014 as a result of the significant declines in oil and other commodity prices and decreases in U.S. drilling activities seen subsequent to our November 1, 2014 evaluation date and prior to the filing of our 2014 Form 10-K on February 27, 2015. We determine any impairment of goodwill by comparing the carrying amounts of our reporting units with fair values, which we estimate using a combination of a market multiple and discounted cash flow approach. We also compare the aggregate fair values of our reporting units with our market capitalization. In completing these evaluations in 2014, we determined that no reporting unit had a fair value below its net carrying value and therefore, no impairment was required. Primarily as a result of the ongoing weakness in commodity prices, further decreases in U.S. drilling activities, and increased expectations for the current weakness in U.S. drilling activities to persist for a longer period, along with a significant decline in the quoted market prices of our common stock, we considered these developments in the third quarter of 2015 to be an indicator of impairment that required us to update our goodwill impairment evaluation. As such, during the third quarter of 2015, we updated our fair value estimates based on our current forecasts and expectations for market conditions and determined that each reporting unit’s fair value remains in excess of its net carrying value, therefore no impairment was required.

Note 9 – Financing Arrangements and Fair Value of Financial Instruments

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $200.0 million revolving credit facility which can be increased to a maximum capacity of $325.0 million. At September 30, 2015, we had no outstanding borrowings under the revolving credit facility. Additionally, our foreign operations had $5.9 million outstanding under lines of credit and other borrowings. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. In 2015, holders converted an insignificant amount of Senior Notes into shares of our common stock.

In March 2015, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") which provides for a $200 million revolving loan facility available for borrowings and letters of credit and expires in March 2020. The Credit Agreement has a springing maturity date that will accelerate the maturity of the credit facility to June 2017 if the Senior Notes have not either been repurchased, redeemed, converted and/or refinanced in full or the Company has not provided sufficient funds to an escrow agent to repay the Senior Notes in full on their maturity date. Under the terms of the Credit Agreement, we can elect to borrow at a variable interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 275 basis points, or at a variable interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 175 basis points based on our consolidated leverage ratio. The applicable margins on LIBOR borrowings and Eurodollar borrowings on September 30, 2015 were 100 and 200 basis points, respectively. In addition, we are required to pay a commitment fee on the unused portion of the Credit Agreement of 37.5 basis points. The Credit Agreement contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. The Credit Agreement also limits the payment of dividends on our common stock, the repurchase of our common stock and the conversion, redemption, defeasance or refinancing of the Senior Notes.

At September 30, 2015, we had $200.0 million of borrowing capacity, of which $166.6 million is available under our Credit Agreement.  The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets. Additionally, the Credit Agreement is guaranteed by certain of our U.S. subsidiaries and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

The financial covenants under our Credit Agreement include the following:

	Covenant	September 30, 2015	June 30, 2015	December 31, 2014

Interest coverage ratio	2.50 minimum	9.62	14.76	17.63

Consolidated leverage ratio	4.00 maximum	2.07	1.50	1.12

Senior Secured leverage ratio	3.00 maximum	0.07	0.23	0.19

We were in compliance with all financial covenants as of September 30, 2015. However, continued compliance with our covenants, particularly the consolidated leverage ratio, is largely dependent on our ability to generate sufficient levels of EBITDA, as defined in the Credit Agreement, and reduce our debt levels. Based upon our current and expected financial condition and results of operations, we anticipate being out of compliance with the consolidated leverage ratio covenant at the end of 2015; and if there continues to be reduced drilling activity in the oil and gas industry, we expect to have difficulty complying with these covenants into 2016. As a result, we have initiated discussions with our lead bank in an effort to explore our options, which may include a waiver or amendment to our Credit Agreement. Any waiver or amendment to the Credit Agreement may increase the cost of our borrowings and impose additional limitations over certain types of activities. However, there is no certainty that we will be able to obtain any such relief.

At September 30, 2015, we had letters of credit issued and outstanding which totaled $15.2 million that are collateralized by $15.5 million in restricted cash.  At September 30, 2015, this restricted cash was included in other current assets in the accompanying balance sheet.  Additionally, our foreign operations had $5.9 million outstanding under lines of credit and other borrowings, as well as $8.5 million outstanding in letters of credit and other guarantees.

Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at September 30, 2015 and December 31, 2014. The estimated fair value of our Senior Notes was $164.7 million at September 30, 2015 and $192.3 million at December 31, 2014, based on quoted market prices at these respective dates.

Note 10 – Commitments and Contingencies

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels.

Wage and Hour Litigation

During the second quarter of 2014, a lawsuit was filed by Jesse Davida, a former employee, in Federal Court in Texas against Newpark Drilling Fluids LLC, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff seeks damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and pay them on an hourly basis (including overtime). The plaintiff seeks recovery on his own behalf, and seeks certification of a class of similarly situated employees. The Court has conditionally certified a class of plaintiffs as those working as fluid service technicians for Newpark Drilling Fluids for the past 3 years. Beginning in early March of 2015, notification was given to 658 current and former fluid service technician employees of Newpark regarding this litigation and those individuals were given the opportunity to “opt-in” to the Davida litigation. The opt-in period closed in early May of 2015 and a total of 91 individuals have joined the Davida litigation. Counsel for the plaintiffs’ has moved to add state law class action claims for current and former fluid service technicians that worked for Newpark Drilling Fluids in New York, North Dakota, Ohio and Pennsylvania. The Court granted the motion, but has given Newpark until November 23, 2015, to file a motion to dismiss these new claims, which we intend to file with regard to New York, and Ohio. Among other reasons, we intend to seek dismissal of those state law claims on the basis that an insufficient number of employees are located in those states to support a class action. We expect that the effect of the amendment (excluding New York and Ohio claims) will be to include in the litigation approximately 48 current and former fluid services technicians who worked in Pennsylvania that have not opted into the pending litigation, and approximately 42 current and former fluid services technicians who worked in North Dakota that have not opted into the pending litigation. Discovery is in process. The trial of the case has been scheduled for September 2016.

A second case was filed by Josh Christensen in the fourth quarter of 2014, in Federal Court in Texas alleging that individuals treated as independent contractors should have been classified as employees and, as such, are entitled to assert claims for alleged violations of the FLSA (similar to the claims asserted in the Davida matter). Five additional plaintiffs joined this litigation after it was filed. In March of 2015, the Court denied the plaintiffs’ motion for conditional class certification. Counsel for the plaintiffs did not appeal that ruling and have now filed individual cases for each of the original plaintiffs plus three new plaintiffs, leaving a total of nine independent contractor cases pending. Discovery is in process.

Cases similar to the above have been filed against other companies in the oil and gas services industry, including some of our competitors. In addition, the U.S. Supreme Court is scheduled to consider a case regarding the use of class action procedures in wage and hour litigation (Tyson Foods, Inc. v. Bouaphakeo). We are monitoring developments in those matters. We cannot predict with any degree of certainty the outcome of our wage and hour litigation at this time and, as a result, cannot estimate any possible loss or range of loss. We have a number of defenses we can assert against these claims including that these employees are properly classified as exempt employees. We have retained counsel with experience in cases of this nature, and intend to vigorously defend this litigation. In the opinion of management, any liability in these matters should not have a material effect on our consolidated financial statements.

Escrow Claims Related to Sale of Environmental Services Business

Under the terms of the sale of the Environmental Services business to Ecoserv, LLC (“Ecoserv”), $8 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the sale agreement. For the amount withheld in escrow, $4 million was scheduled for release to Newpark at each of the nine month and 18 month anniversary of the closing. In December, 2014, we received a letter from counsel for Ecoserv asserting that we had breached certain representations and warranties contained in the sale agreement; including failing to disclose service work performed on injection wells and increased barge rental costs. The letter indicated that Ecoserv expected the costs associated with these claims to exceed the escrow amount. Following a further exchange of letters, in July of 2015, we filed a declaratory judgment action against Ecoserv in state court in Harris County, Texas, seeking release of the escrow funds. Thereafter, Ecoserv filed a counterclaim seeking recovery of the escrow funds based on the alleged breach of representations and warranties. Ecoserv also alleges that we committed fraud in connection with the sale transaction. We believe there is no basis in the agreement or on the facts to support the claims asserted by Ecoserv and intend to vigorously defend our position, while pursuing release of the entire $8 million escrow. Discovery has commenced between the parties.

Note 11 – Segment Data

Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Third Quarter		First Nine Months
(In thousands)	2015	2014	2015	2014

Revenues
Fluids systems	$138,765	$251,234	$451,011	$704,020
Mats & integrated services	15,405	45,730	75,267	108,234
Total Revenues	$154,170	$296,964	$526,278	$812,254

Operating Income (loss)
Fluids systems	$(1,246)	$27,756	$(3,171)	$71,067
Mats & integrated services	(128)	20,541	22,074	47,567
Corporate office	(7,889)	(8,865)	(23,720)	(26,629)
Operating Income (loss)	$(9,263)	$39,432	$(4,817)	$92,005

In response to the significant declines in activity, we initiated cost reduction programs, including workforce reductions, in the first quarter of 2015 and have continued these efforts through the first nine months of 2015. Through September 2015, we have reduced our North American employee base by 369 (approximately 28%) since December 31, 2014, in addition to eliminating most contract positions. In September 2015, we also initiated a voluntary retirement program with certain eligible employees in the United States for retirement dates ranging from the fourth quarter of 2015 through the third quarter of 2016, with enrollment for these employees being completed by September 30, 2015. As a result of these termination programs, we recognized charges for employee termination costs of $2.3 million and $5.9 million in the third quarter and first nine months of 2015, respectively. For these charges in the third quarter and first nine months of 2015, $1.4 million and $3.9 million, respectively, are reported in cost of revenues, and $0.9 and $2.0 million, respectively, are reported in selling, general and administrative expenses. The employee termination costs in the third quarter of 2015 include $2.0 million in Fluids Systems, $0.2 million in Mats and Integrated Services and $0.1 million in our corporate office. Employee termination costs in the first nine months of 2015 include $5.3 million in Fluids Systems, $0.4 million in Mats and Integrated Services and $0.2 million in our corporate office. Accrued employee termination costs at September 30, 2015 are $2.1 million and are expected to be substantially paid by early 2016. Additional employee termination costs of $1.5 million associated with the voluntary retirement program will be recognized over the next year, including approximately $0.8 million in the fourth quarter of 2015.

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

Our Fluids Systems segment, which generated 86% of consolidated revenues in the first nine months of 2015, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.

International expansion is a key element of our corporate strategy. In 2014, we began work on several international contract awards within the EMEA region. We were awarded a contract to provide drilling fluids and related services for a series of wells to be drilled in the deepwater Black Sea. In addition, we were awarded two contracts to provide drilling fluids and related services for land operations, including a five year contract with the Kuwait Oil Company (“Kuwait”) and a four year contract with Cairn Energy in India. Total revenue generated under these contracts was approximately $32 million during the first nine months of 2015 as compared to $14 million in the first nine months of 2014.

In 2015, we were awarded three additional international contracts. We were awarded Lot 1 and Lot 3 of a restricted tender by Sonatrach to provide drilling fluids and related services in Algeria. The maximum value of the two lots of the Sonatrach tender is approximately 31 billion Algerian dinar (approximately $295 million at current exchange rates), covering a term of three years. Work under this contract began in the second quarter of 2015 with activity levels ramping-up during the second half of 2015. On an annualized basis, the maximum value of the award represents an increase in local currency of approximately 165% over our 2014 annual revenue level with Sonatrach, although we do not expect to reach this rate in 2015. We were also awarded a contract by ENI S.p.A. to provide drilling fluids and related services for onshore and offshore drilling in the Republic of Congo. The initial term of this contract is three years and includes an option for up to an additional two year extension. Work under this contract is expected to begin in the fourth quarter of 2015. In addition, during the third quarter of 2015, we were awarded a contract by Total S.A. to provide drilling fluids and related services for an exploratory ultra-deepwater well in Block 14 of offshore Uruguay. This project is expected to begin in the second quarter of 2016 and generate approximately $10 million of revenue over a four-to five-month period.

We are continuing to focus on the development and commercialization of new drilling fluids technologies, including Evolution®, our family of high performance water-based drilling fluid systems, which we believe provide superior performance and environmental benefits to our customers, as compared to traditional fluid systems used in the industry. Total revenues from wells using Evolution systems were approximately $81 million in the first nine months of 2015 compared to $183 million in the first nine months of 2014. The decrease in revenues in 2015 is primarily attributable to lower drilling activity as well as customers in North America tending to favor lower-cost product offerings in the current market environment.

In 2014, we announced two capital investment projects within the Fluids Systems segment. We are investing approximately $20 million in a new fluids blending facility and distribution center located in Conroe, Texas, which will support the manufacturing of our proprietary fluid technologies, including our Evolution systems. This project is expected to be completed by the end of 2015. In addition, we are investing approximately $30 million to significantly expand existing capacity and upgrade the drilling fluids blending, storage, and transfer capabilities in Fourchon, Louisiana, which serves the Gulf of Mexico deepwater market. This project is expected to be completed in 2016.

Our Mats and Integrated Services segment, which generated 14% of consolidated revenues through the first nine months of 2015, provides composite mat rentals, well site construction and related site services primarily to oil and gas customers. In addition, mat rental and services activity is expanding into applications in other markets, including electrical transmission/distribution, pipelines and petrochemical plants. Revenues from customers in these markets represent approximately 30% of our mat rental and services revenues in the first nine months of 2015. We also manufacture and sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry.

During most of 2013 and 2014, revenues from mat sales were constrained by our manufacturing capacity limitations, along with our efforts to meet growing demand for mat rentals. During 2014, we allocated the majority of our composite mat production toward the expansion of our rental fleet, leaving fewer mats available for sale to customers. In order to address the manufacturing capacity limitations, we initiated a project in late 2013 to expand our mat manufacturing facility, located in Carencro, Louisiana, which was completed in the second quarter of 2015. The project nearly doubled our production capacity and supports our expansion into new markets, both domestically and internationally. The expanded facility will also include a research and development center that is expected to be completed by the end of 2015, intended to drive continued new product development efforts.

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

Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the third quarter and first nine months of 2015, as compared to the same periods of 2014 is as follows:

	Third Quarter		2015 vs 2014
	2015	2014	Count	%

U.S. Rig Count	866	1,903	(1,037)	(54%)
Canadian Rig Count	190	386	(196)	(51%)
North America	1,056	2,289	(1,233)	(54%)

	First Nine Months		2015 vs 2014
	2015	2014	Count	%

U.S. Rig Count	1,059	1,843	(784)	(43%)
Canadian Rig Count	200	370	(170)	(46%)
North America	1,259	2,213	(954)	(43%)

_________________________

Source: Baker Hughes Incorporated

During the fourth quarter of 2014 and early 2015, the price for oil and other commodities declined dramatically from, and has remained well below, the price levels in recent years. As a result of this decline, North American drilling activity has decreased significantly throughout the first nine months of 2015 and activity levels are expected to remain below prior year levels for the foreseeable future. As of October 23, 2015, the U.S. and Canadian rig counts were 787 and 190, respectively. The lower activity levels have reduced the demand for our services and negatively impacted customer pricing in our North American operations in the first nine months of 2015 and will likely continue to do so for the remainder of 2015 and into 2016. As a result of the lower customer demand, along with costs associated with workforce reductions, we expect our operating results in our North America operations to be significantly lower in 2015 and 2016 as compared to levels achieved in 2014. Further, due to the fact that our business contains high levels of fixed costs, including significant facility and personnel expenses, we expect North American operating margins in both operating segments to be negatively impacted by the lower customer demand.

In response to the significant declines in activity, we initiated cost reduction programs in the first quarter of 2015, including workforce reductions, reduced discretionary spending, and temporary salary freezes for substantially all employees including executive officers in the first quarter of 2015 and have continued these efforts through the first nine months of 2015. In September 2015, we also initiated a voluntary retirement program with certain eligible employees in the United States for retirement dates ranging from the fourth quarter of 2015 through the third quarter of 2016, with enrollment for these employees being completed by September 30, 2015. As part of these cost reduction programs, we have reduced our North American employee base by 369 (approximately 28%) since December 31, 2014 in addition to eliminating substantially all contract positions. As a result of these workforce reductions, our first nine months 2015 operating results include $5.9 million of charges associated with employee termination costs. The employee termination costs include $5.3 million in Fluids Systems, $0.4 million in Mats and Integrated Services and $0.2 million in our corporate office. Accrued employee termination costs at September 30, 2015 are $2.1 million and are expected to be substantially paid by early 2016. As most of the reductions were completed late in the first quarter, meaningful cost benefits were realized beginning in the second quarter of 2015. Additional employee termination costs of $1.5 million associated with the voluntary retirement program will be recognized over the next year, including approximately $0.8 million in the fourth quarter of 2015.

Third Quarter of 2015 Compared to Third Quarter of 2014

Consolidated Results of Operations

Summarized results of operations for the third quarter of 2015 compared to the third quarter of 2014 are as follows:

	Third Quarter		2015 vs 2014
(In thousands)	2015	2014	$	%

Revenues	$154,170	$296,964	$(142,794)	(48%)

Cost of revenues	138,283	228,661	(90,378)	(40%)

Selling, general and administrative expenses	25,859	28,754	(2,895)	(10%)
Other operating (income) loss, net	(709)	117	(826)	NM

Operating income (loss)	(9,263)	39,432	(48,695)	(123%)

Foreign currency exchange loss	3,236	1,221	2,015	165%
Interest expense, net	2,129	2,321	(192)	(8%)

Income (loss) from continuing operations before income taxes	(14,628)	35,890	(50,518)	(141%)
Provision for income taxes	(10,157)	12,398	(22,555)	(182%)
Income (loss) from continuing operations	$(4,471)	$23,492	$(27,963)	(119%)

Revenues

Revenues decreased 48% to $154.2 million in the third quarter of 2015, compared to $297.0 million in the third quarter of 2014. This $142.8 million decrease includes a $132.0 million (58%) decrease in revenues in North America, comprised of a $102.8 million decline in our Fluids Systems segment and a $29.2 million decrease in the Mats and Integrated Services segment. Revenues from our international operations decreased by $10.8 million (15%), including an $18 million decline resulting from the unfavorable impact of currency exchange related to the strengthening U.S. dollar, along with reduced drilling activity by Petrobras in Brazil, partially offset by the benefits of new contracts in EMEA. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues decreased 40% to $138.3 million in the third quarter of 2015, compared to $228.7 million in the third quarter of 2014. The decrease is primarily driven by the decline in revenues and the benefits of cost reduction programs taken in 2015, partially offset by charges of approximately $1.4 million in the third quarter of 2015 associated with employee termination costs. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $2.9 million to $25.9 million in the third quarter of 2015 from $28.8 million in the third quarter of 2014. The decrease is primarily attributable to a $2.0 million decline in performance-based incentive compensation and the benefits of cost reduction programs taken in 2015, partially offset by higher costs for legal matters, including the wage and hour litigation and $0.9 million of employee termination costs.

Other operating income, net

Other operating income was $0.7 million in the third quarter of 2015 as compared to a loss of $0.1 million in the third quarter of 2014. The income generated in the third quarter of 2015 is primarily attributable to gains recognized on the sale of assets.

Foreign currency exchange

Foreign currency exchange was a $3.2 million loss in the third quarter of 2015 as compared to a $1.2 million loss in the third quarter of 2014. These currency losses primarily reflect the impact of the strengthening U.S. dollar on assets and liabilities (including intercompany balances) held in our international operations, particularly Brazil, that are denominated in currencies other than functional currencies. In September 2015, approximately 70% of the inter-company balances due from our Brazilian subsidiary with foreign currency exposure were forgiven, which we expect will reduce the foreign currency exchange volatility going forward.

Interest expense, net

Interest expense, which primarily reflects the 4% interest associated with our $172.5 million in unsecured convertible notes (“Senior Notes”), totaled $2.1 million in the third quarter of 2015 compared to $2.3 million in the third quarter of 2014. The decrease was primarily attributable to lower average borrowings in our international subsidiaries.

Provision for income taxes

The provision for income taxes for the third quarter of 2015 was a $10.2 million benefit compared to an expense of $12.4 million in the third quarter of 2014. The third quarter 2015 tax provision includes a $2.2 million benefit from the release of U.S. tax reserves, following the expiration of statutes of limitation. In addition, the third quarter 2015 tax provision was favorably impacted by approximately $3.3 million in tax benefits associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary as noted above.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter		2015 vs 2014
(In thousands)	2015	2014	$	%

Revenues
Fluids systems	$138,765	$251,234	$(112,469)	(45%)
Mats and integrated services	15,405	45,730	(30,325)	(66%)
Total revenues	$154,170	$296,964	$(142,794)	(48%)

Operating income (loss)
Fluids systems	$(1,246)	$27,756	$(29,002)
Mats and integrated services	(128)	20,541	(20,669)
Corporate office	(7,889)	(8,865)	976
Operating income (loss)	$(9,263)	$39,432	$(48,695)

Segment operating margin
Fluids systems	(0.9%)	11.0%
Mats and integrated services	(0.8%)	44.9%

Fluids Systems

Revenues

Total revenues for this segment consisted of the following:

	Third Quarter		2015 vs 2014
(In thousands)	2015	2014	$	%

United States	$65,488	$161,643	$(96,155)	(59%)
Canada	15,634	22,316	(6,682)	(30%)
Total North America	81,122	183,959	(102,837)	(56%)
EMEA	41,273	39,999	1,274	3%
Latin America	12,226	20,074	(7,848)	(39%)
Asia Pacific	4,144	7,202	(3,058)	(42%)
Total	$138,765	$251,234	$(112,469)	(45%)

North American revenues decreased 56% to $81.1 million in the third quarter of 2015, compared to $184.0 million in the third quarter of 2014. This decrease in revenues is primarily attributable to the 54% decline in North American average rig count along with pricing declines, partially offset by market share gains in Canada over this period.

Internationally, revenues decreased 14% to $57.6 million in the third quarter of 2015, as compared to $67.3 million in the third quarter of 2014. International revenues in the third quarter of 2015 declined approximately 26% primarily due to the impact of currency exchange resulting from the strengthening U.S. dollar. The increase in revenues in the EMEA region included the benefits of the new contracts mentioned above, including Kuwait, Algeria and the deepwater Black Sea, partially offset by a $9 million reduction from the impact of currency exchange. The decrease in revenues in Latin America and Asia Pacific is primarily attributable to the negative impact of currency exchange, along with reduced customer drilling activity.

Operating Income

The Fluids segment incurred an operating loss of $1.2 million in the third quarter of 2015 compared to operating income of $27.8 million in the third quarter of 2014. The change in operating income includes a $31.5 million decrease from North American operations, largely attributable to the $102.8 million decline in revenues described above including approximately $2.0 million of charges associated with employee termination costs, partially offset by the benefits of cost reduction programs. Operating income from international operations increased $2.5 million, primarily attributable to the increase in revenues in EMEA partially offset by the negative impact of currency exchange.

As a result of the decline in commodity prices as described above, we expect drilling activity levels to remain below 2014 levels for the remainder of 2015 and 2016, reducing the demand for our services and negatively impacting customer pricing primarily in our North American operations. Further, while we have executed actions to reduce our workforce and cost structure, our business contains high levels of fixed costs, including significant facility and personnel expenses. Therefore, we expect operating income in our North American operations to be negatively impacted by the lower revenues for the remainder of 2015 and 2016, as compared to 2014. In the absence of a longer-term increase in drilling activity, we may incur additional charges related to further cost reduction efforts, or potential asset impairments, which may negatively impact our future operating results. Also, during the second half of 2014 and continuing in 2015, the U.S. Dollar strengthened against the functional currency of most of our foreign operations which has had and is expected to continue to have a negative impact on our revenues and operating results in 2015 as compared to 2014. As a result of the above, segment revenue and operating results are expected to decline from the levels achieved in 2014.

Also, in recent years, the business environment in Brazil has become increasingly challenging, particularly as Petrobras, our primary customer in the region, has focused more efforts on well completions and workover activities, and less on drilling activities. Also, the lack of timely payment of Petrobras-related invoicing has caused periodic increases in invested working capital associated with participation in this market. More recently, a significant number of senior executives at Petrobras resigned their positions in connection with a widely-publicized corruption investigation and Petrobras has announced further reductions in drilling activities. We expect these developments to continue to disrupt Petrobras’ operations in the near term. In response to these changes in the business environment, we have taken actions to reduce the cost structure of this operation and are continuing to evaluate further actions. While the Brazilian deepwater drilling market remains an important component of our long-term strategy, the profitability of our business in Brazil remains highly dependent on increasing levels of drilling activity by Petrobras and other E&P customers. In the absence of a longer-term increase in drilling activity, we may incur additional charges related to further cost reduction efforts, or potential asset impairments, which may negatively impact our future operating results.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	Third Quarter		2015 vs 2014
(In thousands)	2015	2014	$	%

Mat rental and services	$12,653	$41,259	$(28,606)	(69%)
Mat sales	2,752	4,471	(1,719)	(38%)
Total	$15,405	$45,730	$(30,325)	(66%)

Mat rental and services revenues decreased $28.6 million compared to the third quarter of 2014. The decrease is primarily due to weakness in the Northeast U.S. region, as a decline in the region’s drilling and completions activity has resulted in lower rental fleet utilization and customer pricing from prior year levels. In addition, the third quarter of 2014 benefitted from a large site preparation project in the Gulf Coast region. Mat sales also decreased by $1.7 million compared to the third quarter of 2014. Quarterly revenues from mat sales have typically fluctuated based on the timing of mat orders from customers, along with management’s allocation of plant capacity.

Operating Income

The Mats and Integrated Services segment incurred an operating loss of $0.1 million compared to operating income of $20.5 million in the third quarter of 2014, largely attributable to the $28.6 million decrease in rental and services revenues described above. Due to the relatively fixed nature of operating expenses in our rental business, including depreciation expense associated with our mat rental fleet, declines in rental and services revenue have a higher decremental impact on the segment operating margin. In addition to the impact of the lower revenue, operating income was further impacted by costs associated with the start-up of our expanded manufacturing facility and our efforts to expand beyond the oil and gas exploration markets.

As noted above, we completed the expansion of our mat manufacturing facility in the second quarter of 2015, significantly increasing our production capacity. While the expansion project is expected to relieve production capacity limitations that limited our revenues from mat sales in 2014, the recent decline in commodity prices has resulted, and is expected to continue to result, in lower drilling activity for our E&P customers. This lower drilling activity has reduced the demand for our services and negatively impacted customer pricing in our North American operations in 2015 as compared to 2014. As a result of the lower customer demand and more competitive pricing environment, we expect operating income in our North American operations to be lower for the remainder of 2015 and 2016, as compared to 2014. Further, due to the fact that our business contains high levels of fixed costs, including significant facility and personnel expenses, we expect North American operating margins to be negatively impacted by the lower customer demand and the start-up of the expanded manufacturing facility.

Corporate Office

Corporate office expenses decreased $1.0 million to $7.9 million in the third quarter of 2015, compared to $8.9 million in the third quarter of 2014.  The decrease is primarily attributable to lower performance-based incentive compensation, workforce reductions and other cost control efforts, partially offset by higher costs related to legal matters, including the wage and hour litigation.

First Nine Months of 2015 Compared to First Nine Months of 2014

Consolidated Results of Operations

Summarized results of operations for the first nine months of 2015 compared to the first nine months of 2014 are as follows:

	First Nine Months		2015 vs 2014
(In thousands)	2015	2014	$	%

Revenues	$526,278	$812,254	$(285,976)	(35%)

Cost of revenues	457,072	639,932	(182,860)	(29%)

Selling, general and administrative expenses	75,800	82,258	(6,458)	(8%)
Other operating (income) loss, net	(1,777)	(1,941)	164	(8%)

Operating income (loss)	(4,817)	92,005	(96,822)	(105%)

Foreign currency exchange (gain) loss	4,390	(530)	4,920	(928%)
Interest expense, net	6,608	8,071	(1,463)	(18%)

Income (loss) from continuing operations before income taxes	(15,815)	84,464	(100,279)	(119%)
Provision for income taxes	(8,083)	28,901	(36,984)	(128%)
Income (loss) from continuing operations	(7,732)	55,563	(63,295)	(114%)
Income from discontinued operations, net of tax	-	1,152	(1,152)	(100%)
Gain from disposal of discontinued operations, net of tax	-	22,117	(22,117)	-

Net income (loss)	$(7,732)	$78,832	$(86,564)	(110%)

Revenues

Revenues decreased 35% to $526.3 million in the first nine months of 2015, compared to $812.3 million in the first nine months of 2014. This $286.0 million decrease includes a $242.2 million (41%) decrease in revenues in North America, including a $210.0 million decline in our Fluids Systems segment. Revenues from our international operations decreased by $43.8 million (20%), primarily reflecting the unfavorable impact of currency exchange related to the strengthening U.S. dollar, as activity gains in EMEA were substantially offset by reduced drilling activity in Brazil and Asia Pacific. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues decreased 29% to $457.1 million in the first nine months of 2015, compared to $639.9 million in the first nine months of 2014. The decrease is primarily driven by the changes in revenues and the benefits of cost reduction programs taken in the first nine months of 2015, partially offset by charges of approximately $3.9 million in the first nine months of 2015 associated with employee termination costs. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $6.5 million to $75.8 million in the first nine months of 2015 from $82.3 million in the first nine months of 2014. The decrease is primarily attributable to a $4.0 million decline in performance-based incentive compensation, the benefits of cost reduction programs taken in 2015, and lower spending related to strategic planning projects, partially offset by a $1.3 million increase in costs for legal matters, including the wage and hour litigation, and higher employee termination costs.

Other Operating Income, net

Other operating income was $1.8 million in the first nine months of 2015 as compared to $1.9 million in the first nine months of 2014 largely reflecting gains recognized on the sale of assets in both periods.

Foreign currency exchange

Foreign currency exchange was a $4.4 million loss in the first nine months of 2015, compared to a $0.5 million gain in the first nine months of 2014. The currency exchange loss primarily reflects the impact of the strengthening U.S. dollar in the first nine months of 2015 while the gain in the first nine months of 2014 primarily reflects the impact of the weakening U.S. dollar during that period on assets and liabilities (including intercompany balances) held in our international operations, particularly Brazil, that are denominated in currencies other than functional currencies.

Interest expense, net

Interest expense totaled $6.6 million for the first nine months of 2015 compared to $8.1 million for the first nine months of 2014. The decrease was primarily attributable to lower average borrowings in our international subsidiaries.

Provision for income taxes

The provision for income taxes for the first nine months of 2015 was an $8.1 million benefit, compared to expense of $28.9 million in the first nine months of 2014. The 2015 tax provision includes a $2.2 million benefit from the release of U.S. tax reserves, following the expiration of statutes of limitation, partially offset by a $1.1 million charge to the provision for income taxes to record a valuation allowance against the previously recorded deferred tax assets for our Australian business. In addition, the 2015 tax provision was favorably impacted by approximately $3.3 million in tax benefits associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary as noted above.

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

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Nine Months		2015 vs 2014
(In thousands)	2015	2014	$	%

Revenues
Fluids systems	$451,011	$704,020	$(253,009)	(36%)
Mats and integrated services	75,267	108,234	(32,967)	(30%)
Total revenues	$526,278	$812,254	$(285,976)	(35%)

Operating income (loss)
Fluids systems	$(3,171)	$71,067	(74,238)
Mats and integrated services	22,074	47,567	(25,493)
Corporate office	(23,720)	(26,629)	2,909
Operating income (loss)	$(4,817)	$92,005	$(96,822)

Segment operating margin
Fluids systems and engineering	(0.7%)	10.1%
Mats and integrated services	29.3%	43.9%

Fluids Systems

Revenues

Total revenues for this segment consisted of the following:

	First Nine Months		2015 vs 2014
(In thousands)	2015	2014	$	%

United States	$238,444	$435,835	$(197,391)	(45%)
Canada	40,796	53,361	(12,565)	(24%)
Total North America	279,240	489,196	(209,956)	(43%)
EMEA	118,841	124,554	(5,713)	(5%)
Latin America	38,311	69,060	(30,749)	(45%)
Asia Pacific	14,619	21,210	(6,591)	(31%)
Total	$451,011	$704,020	$(253,009)	(36%)

North American revenues decreased 43% to $279.2 million in the first nine months of 2015, compared to $489.2 million in the first nine months of 2014. This decrease in revenues is primarily attributable to the 43% decline in North American average rig count along with pricing declines, partially offset by market share gains over this period.

Internationally, revenues decreased 20% to $171.8 million in the first nine months of 2015, as compared to $214.8 million in the first nine months of 2014, substantially all of which is related to the impact of currency exchange resulting from the strengthening U.S. dollar. The decline in revenues in the EMEA region included a $26 million reduction from the impact of currency exchange, partially offset by a $23 million increase in revenues from the new contracts mentioned above, including Kuwait, the deepwater Black Sea and Algeria. The decrease in revenues in Latin America is primarily attributable to lower customer drilling activity and $14 million from the negative impact of currency exchange. The decline in Asia Pacific is primarily related to lower revenues for land drilling customers and the negative impact of currency exchange.

Operating Income

The Fluids segment incurred an operating loss of $3.2 million in the first nine months of 2015 compared to operating income of $71.1 million in the first nine months of 2014. The change in operating results includes a $78.1 million decrease from North American operations largely attributable to the decline in revenues described above, along with $5.3 million of charges associated with employee termination costs, partially offset by the benefits of cost reduction programs. Operating income from international operations increased $3.8 million primarily reflecting the benefit of improved profitability in the EMEA and Latin America regions, partially offset by the negative impact of currency exchange as well as a small operating loss in Asia Pacific.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	First Nine Months		2015 vs 2014
(In thousands)	2015	2014	$	%

Mat rental and services	$60,276	$93,498	$(33,222)	(36%)
Mat sales	14,991	14,736	255	2%
Total	$75,267	$108,234	$(32,967)	(30%)

Mat rental and services revenues decreased $33.2 million compared to the first nine months of 2014. The decrease is primarily due to weakness in the Northeast U.S. region, as a decline in the region’s drilling and completions activity has resulted in lower rental fleet utilization and customer pricing from prior year levels. In addition, 2014 benefitted from a large site preparation project in the Gulf Coast region that did not recur. Mat sales increased by $0.3 million compared to the first nine months of 2014. Revenues from mat sales have typically fluctuated based on the timing of mat orders from customers along with management’s allocation of plant capacity.

Operating Income

Segment operating income decreased by $25.5 million as compared to the first nine months of 2014, largely attributable to the decline in rental and services revenue described above. Due to the relatively fixed nature of operating expenses in our rental business, including depreciation expense associated with our mat rental fleet, declines in rental and services revenue have a higher decremental impact on the segment operating margin. In addition to the impact of the lower revenue, operating income was further impacted by costs associated with the start-up of our expanded manufacturing facility and our efforts to expand beyond the oil and gas exploration markets.

Corporate Office

Corporate office expenses decreased $2.9 million to $23.7 million in the first nine months of 2015, compared to $26.6 million in the first nine months of 2014. The decrease is primarily attributable to reduced spending related to strategic planning projects, workforce reductions and other cost control efforts, and lower performance-based incentive compensation partially offset by $1.8 million of increased costs related to legal matters, including the wage and hour litigation.

Liquidity and Capital Resources

Net cash provided by operating activities during the first nine months of 2015 totaled $107.2 million as compared to $22.9 million of net cash used in operating activities in the first nine months of 2014. The operating cash flow generated in 2015 is primarily attributable to the decrease in working capital resulting from the decline in revenues related to the slow-down in North America drilling activity. During the first nine months of 2015, net income adjusted for non-cash items provided $23.5 million, while changes in operating assets provided $83.7 million of cash.

Net cash used in investing activities during the first nine months of 2015 was $65.0 million, primarily consisting of capital expenditures of $51.4 million and $15.5 million used to collateralize letters of credit. The first nine months of 2015 capital expenditures included $23.3 million in the Mats & Integrated Services segment, including $10.4 million related to the deployment of produced mats into the rental fleet and $11.4 million related to the manufacturing plant expansion project at our Carencro, Louisiana facility. The Fluids Systems segment capital expenditures totaled $26.9 million in the first nine months of 2015, including $10.3 million related to our new fluids blending facility and distribution center in Conroe, Texas, $4.5 million to support new customer contracts in EMEA, and $3.9 million related to the facility upgrade and expansion of our Fourchon, Louisiana shore base serving the Gulf of Mexico deepwater market.

We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. We expect total 2015 capital expenditures to range between $65 million to $75 million, with the majority of the investments focused on key strategic projects, including completion of the expansion project at our mats manufacturing facility and the infrastructure investments in our Fluids Systems segment described above. As of September 30, 2015, we had cash on-hand of $113.9 million of which $57.1 million resides within our foreign subsidiaries that we intend to leave permanently reinvested abroad. We expect our subsidiary cash on-hand, as well as cash generated by operations and anticipated decreases in working capital levels to be adequate to fund our anticipated capital needs during the next 12 months. Availability under our existing credit agreement, subject to continued covenant compliance as discussed further below, could also provide additional liquidity.

Our capitalization is as follows:

	September 30,	December 31,
(In thousands)	2015	2014

Senior Notes	$172,497	$172,498
Revolving credit facility	-	-
Other	5,913	11,648
Total	178,410	184,146
Stockholder's equity	603,613	625,458

Total capitalization	$782,023	$809,604

Total debt to capitalization	22.8%	22.7%

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $200.0 million revolving credit facility which can be increased to a maximum capacity of $325.0 million. At September 30, 2015, we had no outstanding borrowings under the revolving credit facility. Additionally, our foreign operations had $5.9 million outstanding under lines of credit and other borrowings. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. In 2015, holders converted an insignificant amount of Senior Notes into shares of our common stock. We may not redeem the Senior Notes prior to their maturity date.

In March 2015, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") which provides for a $200 million revolving loan facility available for borrowings and letters of credit and expires in March 2020. The Credit Agreement has a springing maturity date that will accelerate the maturity of the credit facility to June 2017 if the Senior Notes have not either been repurchased, redeemed, converted and/or refinanced in full or the Company has not provided sufficient funds to an escrow agent to repay the Senior Notes in full on their maturity date. Under the terms of the Credit Agreement, we can elect to borrow at a variable interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 275 basis points, or at a variable interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 175 basis points based on our consolidated leverage ratio. The applicable margins on LIBOR borrowings and Eurodollar borrowings on September 30, 2015 were 100 and 200 basis points, respectively. In addition, we are required to pay a commitment fee on the unused portion of the Credit Agreement of 37.5 basis points. The Credit Agreement contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. The Credit Agreement also limits the payment of dividends on our common stock, the repurchase of our common stock and the conversion, redemption, defeasance or refinancing of the Senior Notes.

At September 30, 2015, we had $200.0 million of borrowing capacity, of which $166.6 million was available under our Credit Agreement.  The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets. Additionally, the Credit Agreement is guaranteed by certain of our U.S. subsidiaries and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

The financial covenants under our Credit Agreement include the following:

	Covenant	September 30, 2015	June 30, 2015	December 31, 2014

Interest coverage ratio	2.50 minimum	9.62	14.76	17.63

Consolidated leverage ratio	4.00 maximum	2.07	1.50	1.12

Senior Secured leverage ratio	3.00 maximum	0.07	0.23	0.19

We were in compliance with all financial covenants as of September 30, 2015. However, continued compliance with our covenants, particularly the consolidated leverage ratio, is largely dependent on our ability to generate sufficient levels of EBITDA, as defined in the Credit Agreement, and reduce our debt levels. Based upon our current and expected financial condition and results of operations, we anticipate being out of compliance with the consolidated leverage ratio covenant at the end of 2015; and if there continues to be reduced drilling activity in the oil and gas industry, we expect to have difficulty complying with these covenants into 2016. As a result, we have initiated discussions with our lead bank in an effort to explore our options, which may include a waiver or amendment to our Credit Agreement. Any waiver or amendment to the Credit Agreement may increase the cost of our borrowings and impose additional limitations over certain types of activities. However, there is no certainty that we will be able to obtain any such relief. Any failure to comply with such financial covenants would result in an event of default under our Credit Agreement if we are unable to obtain a waiver or amendment on a timely basis. While no amounts are currently outstanding under our Credit Agreement, an event of default would prevent us from borrowing under our Credit Agreement and could result in our having to immediately repay all amounts outstanding, if any, under our Credit Agreement. In the event any outstanding amounts under the Credit Agreement are accelerated, this could also cause a cross default under our Senior Notes.

At September 30, 2015, we had letters of credit issued and outstanding which totaled $15.2 million that are collateralized by $15.5 million in restricted cash.  At September 30, 2015, this restricted cash was included in other current assets in the accompanying balance sheet.  Additionally, our foreign operations had $5.9 million outstanding under lines of credit and other borrowings, as well as $8.5 million outstanding in letters of credit and other guarantees.

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

We evaluated the carrying values of our goodwill and other indefinite-lived intangible assets as of our annual evaluation date of November 1, 2014 and updated this evaluation as of December 31, 2014 as a result of the significant declines in oil and other commodity prices and decreases in U.S. drilling activities seen subsequent to our November 1, 2014 evaluation date and prior to the filing of our 2014 Form 10-K on February 27, 2015. We determine any impairment of goodwill by comparing the carrying amounts of our reporting units with fair values, which we estimate using a combination of a market multiple and discounted cash flow approach. We also compare the aggregate fair values of our reporting units with our market capitalization. In completing these evaluations in 2014, we determined that no reporting unit had a fair value below its net carrying value and therefore, no impairment was required. Primarily as a result of the ongoing weakness in commodity prices, further decreases in U.S. drilling activities, and increased expectations for the current weakness in U.S. drilling activities to persist for a longer period, along with a significant decline in the quoted market prices of our common stock, we considered these developments in the third quarter of 2015 to be an indicator of impairment that required us to update our goodwill impairment evaluation. As such, during the third quarter of 2015, we updated our fair value estimates based on our current forecasts and expectations for market conditions and determined that even though the estimated fair values have decreased since our 2014 evaluation, each reporting unit’s fair value remains in excess of its net carrying value. Based on this updated fair value estimate, the fair value for our Drilling Fluids reporting unit remains approximately 10% above the reporting unit’s carrying value. For our mats and integrated services reporting unit, our updated fair value estimate remains significantly in excess of that reporting unit’s carrying value. There are significant inherent uncertainties and management judgment in estimating the fair value of each reporting unit. While we believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting units, it is possible that a material change could occur. If actual results are not consistent with our current estimates and assumptions, or if changes in macroeconomic conditions outside the control of management change such that it results in a significant negative impact on our estimated fair values, the fair value of a reporting unit may decrease below its net carrying value, which could result in a material impairment of our goodwill.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.

Interest Rate Risk

At September 30, 2015, we had total debt outstanding of $178.4 million, including $172.5 million of Senior Notes, bearing interest at a fixed rate of 4.0%. Variable rate debt totaled $5.9 million which relates to our foreign operations under lines of credit and other borrowings. At the September 30, 2015 balance, a 200 basis point increase in market interest rates during 2015 would cause our annual interest expense to increase approximately $0.1 million.

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

Evaluation of disclosure controls and procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2015, the end of the period covered by this quarterly report.

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 1.	Legal Proceedings

Davida v. Newpark Drilling Fluids LLC. On June 18, 2014, Jesse Davida, a former employee of Newpark Drilling Fluids LLC filed a purported class action lawsuit in the U.S. District Court for the Western District of Texas, San Antonio Division, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff seeks damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and, pay them on an hourly basis (including overtime). The plaintiff seeks recovery on his own behalf, and seeks certification of a class of similarly situated employees. On January 6, 2015, the Court granted the plaintiff’s motion to “conditionally” certify the class of fluid service technicians that have worked for Newpark Drilling Fluids over the past three years. Beginning in early March of 2015, notification was given to 658 current and former fluid service technician employees of Newpark regarding this litigation and those individuals were given the opportunity to “opt-in” to the Davida litigation. The opt-in period closed in early May of 2015 and a total of 91 individuals have joined the Davida litigation. Counsel for the plaintiffs’ has moved to add state law class action claims for current and former fluid service technicians that worked for Newpark Drilling Fluids in New York, North Dakota, Ohio and Pennsylvania. The Court granted the motion, but has given Newpark until November 23, 2015, to file a motion to dismiss these new claims, which we intend to file with regard to New York, and Ohio. Among other reasons, we intend to seek dismissal of those state law claims on the basis that an insufficient number of employees are located in those states to support a class action. We expect that the effect of the amendment (excluding New York and Ohio claims) will be to include in the litigation approximately 48 current and former fluid services technicians who worked in Pennsylvania that have not opted into the pending litigation, and approximately 42 current and former fluid services technicians who worked in North Dakota that have not opted into the pending litigation. Discovery is in process. The trial of the case has been scheduled for September 2016. We have a number of defenses we can assert against these claims including that these employees are properly classified as exempt employees. We have retained counsel with experience in cases of this nature, and intend to vigorously defend this litigation.

Christiansen v. Newpark Drilling Fluids LLC. On November 11, 2014, Christiansen filed a purported class action lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff seeks damages and penalties for the Company’s alleged failure to: properly classify him as an employee rather than an independent contractor; properly classify its field service employees as “non-exempt” under the FLSA; and, pay them on an hourly basis (including overtime) and seeks damages and penalties for the Company’s alleged failure to pay him and the others in the proposed class on an hourly basis (including overtime). Following the filing of this lawsuit, five additional plaintiffs joined the proceedings. The plaintiff seeks recovery on his own behalf, and sought certification of a class of similarly situated individuals. In March of 2015, the Court denied the plaintiffs’ motion for conditional class certification. Counsel for the plaintiffs did not appeal that ruling and have now filed individual cases for each of the original plaintiffs plus three new plaintiffs, leaving a total of nine separate independent contractor cases pending. We have retained counsel with experience in cases of this nature, and intend to vigorously defend this litigation.

Newpark Resources, Inc v. Ecoserv,LLC. On July 13, 2015, we filed a declaratory action in the District Court in Harris County Texas (80th Judicial District) seeking release of $8 million of funds placed in escrow by Ecoserv in connection with its purchase of our Environmental Services business. Ecoserv has filed a counter claim asserting that we breached representations and warranties contained in the purchase/sale agreement including, among other things, the condition of certain assets. In addition, Ecoserv has alleged that Newpark committed fraud in connection with the sale transaction. We believe there is no basis in the agreement or on the facts to support the claims asserted by Ecoserv and intend to vigorously defend our position, while pursuing release of the entire $8 million escrow. Discovery has commenced between the parties.

ITEM 1A.	Risk Factors

Other than has been set forth below, there have been no material changes during the period ended September 30, 2015 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2014.

Noncompliance with debt covenants contained in our credit agreement could adversely affect our ability to borrow under our credit agreement and could render any outstanding indebtedness under the credit agreement immediately due and payable.

Our Third Amended and Restated Credit Agreement (the “Credit Agreement”) contains certain financial covenants.  Although we were in compliance with all of these covenants as of the end of the third quarter of 2015 and continue to be so as of the date of this Quarterly Report, our results of operations began deteriorating during the first quarter of 2015 as a consequence of the reduction in the U.S. rig count and related negative trends in the demand for our products and services.  Based upon our current and expected financial condition and results of operations, we anticipate being out of compliance with the consolidated leverage ratio covenant by the end of 2015; and if there continues to be reduced drilling activity in the oil and gas industry, we expect to have difficulty complying with these covenants into 2016.  While no amounts are currently outstanding under our Credit Agreement, a breach of any of these covenants would result in a default under the Credit Agreement unless we are able to obtain, on a timely basis, the necessary waiver or amendment to the Credit Agreement.  Any waiver or amendment to our Credit Agreement may require us to revise the terms of our Credit Agreement which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the Credit Agreement, to declare any outstanding indebtedness, together with any accrued interest and other fees, to be immediately due and payable. In the event any outstanding indebtedness under the Credit Agreement is accelerated, this could also cause a cross default under our unsecured convertible senior notes. If we are unable to repay the outstanding indebtedness, if any, under the Credit Agreement when due, the lenders would be permitted to proceed against their collateral.  The acceleration of any of our indebtedness and the election to exercise any such remedies could have a material adverse effect on our business and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended September 30, 2015:

Period	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
July 1 - 31, 2015	308	$7.97	-	$42.7
August 1 - 31, 2015	-	-	-	$42.7
September 1 - 30, 2015	-	-	-	$42.7
Total	308	$7.97	-

(1)	During the three months ended September 30, 2015, we purchased an aggregate of 308 shares surrendered in lieu of taxes under vesting of restricted shares.

In April 2013, our Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. This authorization was subsequently increased to $100.0 million in February 2014. In September 2015, our Board of Directors expanded the repurchase program to include the repurchase of our convertible senior notes, in addition to outstanding shares of common stock. The repurchase program has no specific term. The Company may repurchase shares or convertible senior notes in the open market or as otherwise determined by management, subject to market conditions, business opportunities and other factors. Repurchases are expected to be funded with a combination of cash generated from operations and borrowings under the Company’s revolving credit facility. As part of the share repurchase program, the Company’s management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.

There were no repurchases under the program during the first nine months of 2015. At September 30, 2015, there was $42.7 million of authorization remaining under the program.

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

Date: October 30, 2015

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