Form 10-K
period 2015-12-31
NEWPARK RESOURCES INC
filed 2016-02-26
CIK 71829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] annual report pursuant to section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[  ] TranSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 1-2960

Newpark Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1123385
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9320 Lakeside Blvd., Suite 100
The Woodlands, Texas	77381
(Address of principal executive office	(Zip Code)

Registrant’s telephone number, including area code (281) 362-6800

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ___ No  √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ___ No  √

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  √     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  √     No ___

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

Large accelerated filer √	Accelerated filer ___

Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller Reporting Company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ___ No  √

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2015, was $665.5 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.

As of February 19, 2016, a total of 84,139,363 shares of Common Stock, $0.01 par value per share, were outstanding.

Documents Incorporated by Reference

Pursuant to General Instruction G(3) to this Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders.

NEWPARK RESOURCES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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

General

Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. We are a geographically diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services. Our Fluids Systems segment provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific. Our Mats and Integrated Services segment provides composite mat rentals, well site construction and related site services to oil and gas customers at well, production, transportation and refinery locations in the U.S. In addition, mat rental activity is expanding into applications in other industries, including petrochemicals, utilities, and pipeline. We also sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry. In March 2014, we completed the sale of our Environmental Services business, which was historically reported as a third operating segment. For a detailed discussion of this matter, see “Note 2 - Discontinued Operations” to our Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

Industry Fundamentals

Historically, several factors have driven demand for our products and services, including the supply, demand and pricing of oil and gas commodities, which drive E&P drilling and development activity. Demand for most of our Fluids Systems’ products and services is also driven, in part, by the level, type, depth and complexity of oil and gas drilling. Historically, drilling activity levels in North America have been volatile, primarily driven by the price of oil and natural gas. Starting in the fourth quarter of 2014 and continuing throughout 2015 and into the first quarter of 2016, the price of oil declined dramatically from the price levels in recent years. As a result, E&P drilling activity has significantly declined in North America and many global markets over this period. The most widely accepted measure of activity for our North American operations is the Baker Hughes Rotary Rig Count. The average North America rig count was 1,170 in 2015, compared to 2,241 in 2014, and 2,114 in 2013. The weakness in North American rig activity has continued into 2016, and as of February 19, 2016, the North American rig count was at 720. The lower activity levels are expected to remain below prior year levels for the foreseeable future.

The lower E&P drilling activity levels reduced the demand for our services and negatively impacted customer pricing in our North American operations in 2015. The lower customer demand and elevated costs associated with workforce reductions negatively impacted our profitability in 2015. Further, due to the fact that our business contains high levels of fixed costs, including significant facility and personnel expenses, North American operating margins in both operating segments are negatively impacted by the lower customer demand.

Outside of North America, drilling activity is generally more stable, as drilling activity in many countries is based upon longer term economic projections and multiple year drilling programs, which tend to reduce the impact of short term changes in commodity prices on overall drilling activity. While drilling activity in certain of our international markets, including Brazil, Australia, and India, has declined dramatically following the decline in oil prices, our international activities have continued to grow in recent years, driven by geographical expansion into new markets, as well as market share gains in existing markets.

Reportable Segments

Fluids Systems

Our Fluids Systems business offers customized solutions, including highly technical drilling projects involving complex subsurface conditions such as horizontal, directional, geologically deep or deep water drilling. These projects require increased monitoring and critical engineering support of the fluids system during the drilling process. We provide drilling fluids products and technical services to markets in North America, EMEA, Latin America, and Asia Pacific regions. We also have industrial mineral grinding operations for barite, a critical raw material in drilling fluids products, which serve to support our activity in the North American drilling fluids market. We grind barite and other industrial minerals at four facilities, including locations in Texas, Louisiana and Tennessee. We use the resulting products in our drilling fluids business, and also sell them to third party users, including other drilling fluids companies. We also sell a variety of other minerals, principally to third party industrial (non-oil and gas) markets. Our Fluids Systems business also historically included a completion services and equipment rental business; however, during the fourth quarter of 2013, we completed the sale of substantially all of the assets of this business.

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

Technology — We seek patents and licenses on new developments whenever we believe it creates a competitive advantage in the marketplace. We own the patent rights to a family of high-performance water-based fluids systems, which we market as Evolution®, DeepDrill® and FlexDrill™ systems, which are designed to enhance drilling performance and provide environmental benefits. Proprietary technology and systems are an important aspect of our business strategy. We also rely on a variety of unpatented proprietary technologies and know-how in many of our applications. We believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements are of equal or greater competitive significance than our existing proprietary rights.

Competition — We face competition from larger companies, including Schlumberger, Halliburton and Baker Hughes, which compete vigorously on fluids performance and/or price. In addition, these companies have broad product and service offerings in addition to their drilling fluids. We also have smaller regional competitors competing with us mainly on price and local relationships. We believe that the principal competitive factors in our businesses include a combination of technical proficiency, reputation, price, reliability, quality, breadth of services offered and experience. We believe that our competitive position is enhanced by our proprietary products and services.

Customers — Our customers are principally major integrated and independent oil and gas E&P companies operating in the markets that we serve. During 2015, approximately 54% of segment revenues were derived from the 20 largest segment customers, and 51% of segment revenues were generated domestically. Typically, we perform services either under short-term standard contracts or under “master” service agreements. As most agreements with our customers can be terminated upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See “Note 12 - Segment and Related Information” in Item 8. Financial Statements and Supplementary Data for additional information on financial and geographic data.

Mats and Integrated Services

We manufacture our DURA-BASE® Advanced Composite Mats for use in our rental operations as well as for third party sales. Our mats provide environmental protection and ensure all-weather access to sites with unstable soil conditions. We sell composite mats direct to customers in areas around the world where we do not maintain an infrastructure for our mat rental activities. In addition, we provide mat rentals to E&P customers in the Northeast U.S., onshore U.S. Gulf Coast, and Rocky Mountain Regions, and to non-E&P customers in the U.S., Canada and the United Kingdom. We also offer location construction and related well site services to E&P customers in the Gulf Coast Region. We recently began offering the Defender™ spill containment system to provide customers with an alternative to the use of plastic liners for spill containment and the EPZ Grounding System™ for enhanced safety and efficiency for contractors working on power line maintenance and construction projects.

Historically, our marketing efforts for the sale of composite mats remained focused in principal oil and gas industry markets outside the U.S., as well as markets outside the E&P sector in the U.S. and Europe. We believe these mats have worldwide applications outside our traditional oilfield market, primarily in infrastructure construction, maintenance and upgrades of pipelines and electric utility transmission lines, and as temporary roads for movement of oversized or unusually heavy loads. In late 2013, we announced plans to significantly expand our manufacturing facility, in order to support our efforts to expand our markets globally. This project was completed in 2015, which nearly doubled our manufacturing capacity and significantly expanded our research and development capabilities.

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

Technology — We have obtained patents related to the design and manufacturing of our DURA-BASE mats and several of the components, as well as other products and systems related to these mats (including the Defender spill containment system and the EPZ Grounding System). Using proprietary technology and systems is an important aspect of our business strategy. We believe that these products provide us with a distinct advantage over our competition. We believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements also have competitive significance in the markets we serve.

Competition — Our market is fragmented and competitive, with many competitors providing various forms of site preparation products and services. The mat sales component of our business is not as fragmented as the rental and services segment with only a few competitors providing various alternatives to our DURA-BASE mat products, such as Signature Systems Group. This is due to many factors, including large capital start-up costs and proprietary technology associated with this product. We believe that the principal competitive factors in our businesses include product capabilities, price, reputation, and reliability. We also believe that our competitive position is enhanced by our proprietary products, services and experience.

Customers — Our customers are principally integrated and independent oil and gas E&P companies operating in the markets that we serve. Approximately 72% of our segment revenues in 2015 were derived from the 20 largest segment customers, of which, the largest customer represented 16% of our segment revenues. As a result of our recent efforts to expand beyond our traditional oilfield customer base, revenues from non-exploration customers increased in 2015 and represented approximately 44% of segment revenues in 2015, as compared to approximately 25% in 2014. Typically, we perform services either under short-term contracts or rental service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See “Note 12 - Segment and Related Information” in Item 8. Financial Statements and Supplementary Data for additional information on financial and geographic data.

Sale of Environmental Services Segment

In March 2014, we completed the sale of our Environmental Services business, which was historically reported as a third operating segment. For further discussion of this matter, see “Note 2 - Discontinued Operations” in our Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

Employees

At January 31, 2016, we employed approximately 1,980 full and part-time personnel none of which are represented by unions. We consider our relations with our employees to be satisfactory.

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

Additionally, our business exposes us to environmental risks. We have implemented various procedures designed to ensure compliance with applicable regulations and reduce the risk of damage or loss. These include specified handling procedures and guidelines for waste, ongoing employee training, and monitoring and maintaining insurance coverage.

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

Risks Related to the Worldwide Oil and Natural Gas Industry

We derive a significant portion of our revenues from customers in the worldwide oil and natural gas industry; therefore, our risk factors include those factors that impact the demand for oil and natural gas. Spending by our customers for exploration, development and production of oil and natural gas is based on a number of factors, including expectations of future hydrocarbon demand, energy prices, the risks associated with developing reserves, our customer’s ability to finance exploration and development of reserves, and the future value of the reserves. Reductions in customer spending levels have adversely affected the demand for our services, and consequently, our revenue and operating results and a continuation of these market conditions will continue to negatively affect our revenue and operating results. The key risk factors that we believe influence the worldwide oil and natural gas markets are discussed below.

Demand for oil and natural gas is subject to factors beyond our control

Demand for oil and natural gas, as well as the demand for our services, is highly correlated with global economic growth and in particular by the economic growth of countries such as the U.S., India, China, and developing countries in Asia and the Middle East. Weakness in global economic activity has reduced and incremental weakness could continue to reduce demand for oil and natural gas and result in lower oil and natural gas prices. In addition, demand for oil and natural gas could be impacted by environmental regulation, including cap and trade legislation, regulation of hydraulic fracturing, and carbon taxes. Weakness or deterioration of the global economy or credit markets could reduce our customers’ spending levels and reduce our revenue and operating results.

Supply of oil and natural gas is subject to factors beyond our control

The ability to produce oil and natural gas can be affected by the number and productivity of new wells drilled and completed, as well as the rate of production and resulting depletion of existing wells. Productive capacity in excess of demand is also an important factor influencing energy prices and spending by oil and natural gas exploration companies. Oil and natural gas storage inventory levels are indicators of the relative balance between supply and demand. Supply can also be impacted by the degree to which individual Organization of Petroleum Exporting Countries (“OPEC”) nations and other large oil and natural gas producing countries are willing and able to control production and exports of hydrocarbons, to decrease or increase supply and to support their targeted oil price or meet market share objectives. Any of these factors could affect the supply of oil and natural gas and could have a material effect on our results of operations.

Volatility of oil and natural gas prices can adversely affect demand for our products and services

Volatility in oil and natural gas prices can also impact our customers’ activity levels and spending for our products and services. The level of energy prices is important to the cash flow for our customers and their ability to fund exploration and development activities. Since late 2014, oil prices have declined significantly due in large part to increasing supplies, weakening demand growth and OPEC’s position to not cut production. Expectations about future commodity prices and price volatility are important for determining future spending levels.

Lower oil and natural gas prices generally lead to decreased spending by our customers. Our customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk.

Our customers’ activity levels, spending for our products and services and ability to pay amounts owed us could be impacted by the ability of our customers to access equity or credit markets

Our customers’ access to capital is dependent on their ability to access the funds necessary to develop oil and gas prospects. Limited access to external sources of funding has and may continue to cause customers to reduce their capital spending plans. In addition, a reduction of cash flow to our customers resulting from declines in commodity prices or the lack of available debt or equity financing may impact the ability of our customers to pay amounts owed to us.

Risks Related to our Customer Concentration and reliance on the U.S. Exploration and Production Market

In 2015, approximately 49% of our consolidated revenues were derived from our 20 largest customers, although no single customer accounted for more than 10% of our consolidated revenues. In addition, approximately 57% of our consolidated revenues were derived from our U.S. operations.

Beginning in the fourth quarter of 2014 and continuing through 2015 into early 2016, the price for oil has declined dramatically from the price levels in recent years and there are no assurances that the price for oil will not continue to decline. Following this decline, North American drilling activity has decreased significantly, which has reduced the demand for our services and negatively impacted customer pricing in our North American operations. Due to these changes, our quarterly and annual operating results have been negatively impacted and may continue to fluctuate in future periods. Because our business has high fixed costs, including significant facility and personnel expenses, downtime or low productivity due to reduced demand can have a significant adverse impact on our profitability.

Risks Related to the Cost and Continued Availability of Borrowed Funds, including Risks of Noncompliance with Debt Covenants

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

Our ability to meet our debt service requirements and the continued availability of funds under our existing or future credit agreements is dependent upon our ability to continue generating operating income and remain in compliance with the covenants in our credit agreements. In December 2015, we entered into a First Amendment to our Third Amended and Restated Credit Agreement (“Amendment”), amending provisions of our existing Third Amended and Restated Credit Agreement (“Credit Agreement”). The Amendment was principally entered into as a result of our anticipation of non-compliance with the consolidated leverage ratio financial covenant under our Credit Agreement.  While no amounts are currently outstanding under our Credit Agreement, a breach of any of these covenants would result in a default under the Credit Agreement unless we are able to obtain, on a timely basis, the necessary waiver or amendment to the Credit Agreement.  Any waiver or amendment to our Credit Agreement may require us to revise the terms of our Credit Agreement which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default under the Credit Agreement that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the Credit Agreement, to declare any outstanding indebtedness, together with any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the Credit Agreement when due, the lenders would be permitted to proceed against their collateral.  In the event any outstanding indebtedness in excess of $25 million is accelerated, this could also cause a default under our unsecured convertible senior notes. The acceleration of any of our indebtedness and the election to exercise any such remedies could have a material adverse effect on our business and financial condition.

Risks Related to International Operations

We have significant operations outside of the United States, including certain areas of Canada, EMEA, Latin America, and Asia Pacific. In 2015, these international operations generated approximately 43% of our consolidated revenues. In addition, we may seek to expand to other areas outside the United States in the future. International operations are subject to a number of risks and uncertainties, including:

■	difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties and regulations

■	uncertainties in or unexpected changes in regulatory environments or tax laws

■	legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers

■	difficulties enforcing agreements and collecting receivables through foreign legal systems

■	risks associated with failing to comply with the Foreign Corrupt Practices Act, export laws, and other similar U.S. laws applicable to our operations in international markets

■	exchange controls or other limitations on international currency movements

■	sanctions imposed by the U.S. government that prevent us from engaging in business in certain countries

■	inability to obtain or preserve certain intellectual property rights in the foreign countries in which we operate

■	our inexperience in new international markets

■	fluctuations in foreign currency exchange rates

■	political and economic instability

■	acts of terrorism

In addition, several North African markets in which we operate, including Tunisia, Egypt, Libya, and Algeria have experienced social and political unrest in past years, which negatively impacted our operating results, including the temporary suspension of our operations. More recently in Brazil, a widely-publicized corruption investigation has led to disruptions in Petrobras’ operations.

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

Risks Related to Business Acquisitions and Capital Investments

Our ability to successfully execute our business strategy will depend, among other things, on our ability to make capital investments and acquisitions which provide us with financial benefits. In 2016, our capital expenditures are expected to be approximately $30 million to $45 million, including additional investments for the facility upgrade and expansion of our Fourchon, Louisiana facility serving the Gulf of Mexico deepwater market, as well as infrastructure investments required to support the expansion of our international operations. These investments are subject to a number of risks and uncertainties, including:

■	incorrect assumptions regarding business activity levels or results from our capital investments, acquired operations or assets

■	failure to complete a planned acquisition transaction or to successfully integrate the operations or management of any acquired businesses or assets in a timely manner

■	diversion of management's attention from existing operations or other priorities

■	unanticipated disruptions to our business associated with the implementation of our enterprise-wide operational and financial system

■	delays in completion and cost overruns associated with large construction projects, including the project mentioned above

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

Risk Related to our Market Competition

We face competition in the Fluids Systems business from larger companies, which compete vigorously on fluids performance and/or price. In addition, these companies have broad product and service offerings in addition to their drilling fluids. At times, these larger companies attempt to compete by offering discounts to customers to use multiple products and services from our competitor, some of which we do not offer. We also have smaller regional competitors competing with us mainly on price and local relationships. Our competition in the Mats and Integrated Services business is fragmented, with many competitors providing various forms of mat products and services. More recently several competitors have begun marketing composite products to compete with our DURA-BASE mat system. While we believe the design and manufacture of our mat products provide a differentiated value to our customers, many of our competitors seek to compete on pricing. Further, the current weakness in the North American drilling activity has resulted in significant reductions in pricing from many of our competitors, both in the Fluids Systems and Mats and Integrated Services segment.

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

Risks Related to Potential Impairments of Long-lived Intangible Assets

As of December 31, 2015, our consolidated balance sheet includes $19.0 million in goodwill related to our Mats and Integrated Services segment and $11.1 million of intangible assets, net. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently as the circumstances require, using a combination of market multiple and discounted cash flow approaches. In completing this annual evaluation during the fourth quarter of 2015, we determined that our drilling fluids reporting unit had a fair value below its net carrying value, and an impairment of $70.7 million was recognized, to fully impair the goodwill related to the drilling fluids reporting unit. In early 2016, oil and natural gas prices and U.S. drilling activity remain significantly below the levels of recent years. Continued softening in the market conditions may further deteriorate the financial performance or future projections for our operating segments from current levels, which may result in an impairment of goodwill or indefinite-lived intangible assets and negatively impact our financial results in the period of impairment.

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

Risks Related to Cybersecurity Breaches or Business System Disruptions

We utilize various management information systems and information technology infrastructure to manage or support a variety of our business operations, and to maintain various records, which may include confidential business or proprietary information as well as information regarding our customers, business partners, employees or other third parties. Failures of or interference with access to these systems, such as communication disruptions, could have an adverse effect on our ability to conduct operations or directly impact consolidated financial reporting. Security breaches pose a risk to confidential data and intellectual property which could result in damages to our competitiveness and reputation. The company has policies and procedures in place, including system monitoring and data back-up processes, to prevent or mitigate the effects of these potential disruptions or breaches, however there can be no assurance that existing or emerging threats will not have an adverse impact on our systems or communications networks. These risks could harm our reputation and our relationships with our customers, business partners, employees or other third parties, and may result in claims against us. In addition, these risks could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Risks Related to Severe Weather, Particularly in the U.S. Gulf Coast

Approximately 12% of our consolidated revenue from continuing operations in 2015 was generated in market areas in the U.S. Gulf of Mexico and related near-shore areas, which are susceptible to hurricanes and other adverse weather events. These weather events can disrupt our operations and result in damage to our properties, as well as negatively impact the activity and financial condition of our customers. Our business may be adversely affected by these and other negative effects of future hurricanes or other adverse weather events in regions in which we operate.

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

We lease office space to support our operating segments as well as our corporate offices. All material domestic owned properties are subject to liens and security interests under our Third Amended and Restated Credit Agreement, as amended (“Credit Amendment”).

Fluids Systems.  We own a facility containing approximately 102,685 square feet of office space on approximately 11 acres of land in Katy, Texas, which houses the divisional headquarters and technology center for this segment. We also own a distribution warehouse and fluids blending facility containing approximately 65,000 square feet of office and industrial space on approximately 21 acres of land in Conroe, Texas. Additionally, we own eight warehouse facilities and have 18 leased warehouses and 12 contract warehouses to support our customers and operations in the U.S. We own two warehouse facilities and have 15 contract warehouses in Western Canada to support our Canadian operations. Additionally, we lease 18 warehouses and own one warehouse in the EMEA region, lease six warehouses in the Latin America region, and own one warehouse and lease nine warehouses in the Asia Pacific region to support our international operations. This leased space is located in several cities throughout Texas and Louisiana, Denver, Colorado, Calgary, Alberta, Rome, Italy and Rio de Janeiro, Brazil. We also own buildings providing office space in Oklahoma City, Oklahoma and office/warehouse space in Henderson, Australia. Some of these warehouses include blending facilities as well.

We operate four specialty product grinding facilities in the U.S. These facilities are located in Houston, Texas on approximately 18 acres of owned land, in New Iberia, Louisiana on 15.7 acres of leased land, in Corpus Christi, Texas on 6 acres of leased land, and in Dyersburg, Tennessee on 13.2 acres of owned land.

Mats and Integrated Services.  We own a facility containing approximately 93,000 square feet of office and industrial space on approximately 34 acres of land in Carencro, Louisiana, which houses our manufacturing facilities, the divisional headquarters and technology center for this segment. We also lease six sites, throughout Texas, Louisiana, Colorado, Wisconsin and Pennsylvania which serve as bases for our well site service activities. Additionally, we own two facilities which are located in Louisiana and Texas and lease two facilities in the United Kingdom to support field operations.

ITEM 3.	Legal Proceedings

Wage and Hour Litigation

Davida v. Newpark Drilling Fluids LLC. On June 18, 2014, Jesse Davida, a former employee of Newpark Drilling Fluids LLC filed a purported class action lawsuit in the U.S. District Court for the Western District of Texas, San Antonio Division, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff seeks damages and penalties for the Company’s alleged failure to: properly classify its fluid service employees as “non-exempt” under the FLSA; and, pay them on an hourly basis (including overtime). The plaintiff seeks recovery on his own behalf, and seeks certification of a class of similarly situated employees. On January 6, 2015, the Court granted the plaintiff’s motion to “conditionally” certify the class of fluid service technicians that have worked for Newpark Drilling Fluids over the prior three years. Notification was given to 658 current and former fluid service technician employees of Newpark regarding this litigation and those individuals were given the opportunity to “opt-in” to the Davida litigation. The opt-in period closed in early May of 2015 and a total of 91 individuals joined the Davida litigation. Counsel for the plaintiffs moved to add state law class action claims for current and former fluid service technicians that worked for Newpark Drilling Fluids in New York, North Dakota, Ohio and Pennsylvania. The Court granted the motion, but gave Newpark the right to file a motion to dismiss these state law claims, and that motion is pending. Among other reasons, we sought dismissal of those state law claims on the basis that an insufficient number of employees are located in those states to support a class action. We expect that the effect of the additional state law claims (excluding New York and Ohio claims) would be to include in the litigation approximately 48 current and former fluid services technicians who worked in Pennsylvania, and approximately 41 current and former fluid services technicians who worked in North Dakota. Discovery is in process with the trial currently being scheduled for September 2016.

Christiansen v. Newpark Drilling Fluids LLC. On November 11, 2014, Josh Christiansen (represented by the same counsel that represents Davida) filed a purported class action lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging violations of the FLSA. The plaintiff seeks damages and penalties for the Company’s alleged failure to: properly classify him as an employee rather than an independent contractor; properly classify its field service employees as “non-exempt” under the FLSA; and, pay them on an hourly basis (including overtime) and seeks damages and penalties for the Company’s alleged failure to pay him and the others in the proposed class on an hourly basis (including overtime). Following the filing of this lawsuit, five additional plaintiffs joined the proceedings. The plaintiff seeks recovery on his own behalf, and sought certification of a class of similarly situated individuals. In March of 2015, the Court denied the plaintiffs’ motion for conditional class certification. Counsel for the plaintiffs did not appeal that ruling and have now filed individual cases for each of the original opt-in plaintiffs plus two new plaintiffs, leaving a total of eight separate independent contractor cases pending. Preliminary discovery has occurred in these cases.

Additional Individual FLSA cases. In the fourth quarter of 2015, the same counsel representing the plaintiff’s in Davida and the Christiansen-related cases filed two additional individual FLSA cases on behalf of former fluid service technician employees. These cases are similar in nature to the Davida case discussed above.

Pending Resolution of Wage and Hour Litigation. Beginning in November 2015, we engaged in settlement discussions with counsel for the plaintiffs in the pending wage and hour litigation cases described above. Following mediation in January of 2016, the parties reached an agreement to settle all of the pending matters, subject to a number of conditions, including approval by the Court in the Davida case, and the dismissal of the other FLSA cases (Christiansen-related lawsuits and individual FLSA cases). Subject to these conditions, current and former fluid service technician employees that are eligible for the settlement will be notified of the pending resolution and given an opportunity to participate in the settlement. The amount paid to any eligible individual will vary based on a formula that takes into account the number of workweeks and salary for the individual during the time period covered by the settlement (which can vary based upon several factors). Any eligible individual that elects to participate in the settlement will release all wage and hour claims against the Company. As a result of the settlement negotiations, we recognized a $5.0 million charge in the fourth quarter of 2015 related to the pending resolution of these wage and hour litigation claims, which is included in impairments and other charges. We expect to fund the settlement amount in the first half of 2016, subject to the conditions described above. The settlement fund will be administered by a third party who will make payments to eligible individuals that elect to participate, in accordance with a formula incorporated into the pending settlement agreement. In addition, under the terms of the pending settlement agreement, if settlement funds remain after all payments are made to eligible individuals that elect to participate in the settlement, such excess amount will be shared by the participating individuals and Newpark Drilling Fluids. The amount of excess funds, if any, is not currently determinable.

Escrow Claims Related to Sale of Environmental Services Business

Newpark Resources, Inc. v. Ecoserv, LLC. On July 13, 2015, we filed a declaratory action in the District Court in Harris County, Texas (80th Judicial District) seeking release of $8 million of funds placed in escrow by Ecoserv, LLC (“Ecoserv”) in connection with its 2014 purchase of our Environmental Services business. Ecoserv has filed a counter claim asserting that we breached certain representations and warranties contained in the purchase/sale agreement including, among other things, the condition of certain assets. In addition, Ecoserv has alleged that Newpark committed fraud in connection with the sale transaction.

Under the terms of the March 2014 sale of the Environmental Services business to Ecoserv, $8 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the sale agreement. For the amount withheld in escrow, $4 million was scheduled for release to Newpark at each of the nine-month and 18-month anniversary of the closing. In December, 2014, we received a letter from counsel for Ecoserv asserting that we had breached certain representations and warranties contained in the sale agreement; including failing to disclose service work performed on injection wells and increased barge rental costs. The letter indicated that Ecoserv expected the costs associated with these claims to exceed the escrow amount. Following a further exchange of letters, in July of 2015, we filed the declaratory judgment action against Ecoserv referenced above. We believe there is no basis in the agreement or on the facts to support the claims asserted by Ecoserv and intend to vigorously defend our position, while pursuing release of the entire $8 million escrow. Discovery has commenced between the parties.

ITEM 4.	Mine Safety Disclosures

The information concerning mine safety violations and other regulatory matters required by section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 of this Annual Report on Form 10-K, which is incorporated by reference.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “NR.”

The following table sets forth the range of the high and low sales prices for our common stock for the periods indicated:

Period	High	Low

2015

Fourth Quarter	$6.60	$4.83
Third Quarter	$8.03	$5.09
Second Quarter	$10.61	$7.43
First Quarter	$9.85	$8.34

2014

Fourth Quarter	$12.65	$8.23
Third Quarter	$13.60	$11.50
Second Quarter	$12.65	$10.90
First Quarter	$12.56	$10.43

As of February 1, 2016, we had 1,413 stockholders of record as determined by our transfer agent.

In April 2013, our Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. This authorization was subsequently increased to $100.0 million in February 2014. In September 2015, our Board of Directors expanded the repurchase program to include the repurchase of our convertible senior notes, in addition to outstanding shares of common stock. The repurchase program has no specific term. The Company may repurchase shares or convertible senior notes in the open market or as otherwise determined by management, subject to market conditions, business opportunities, limitations under our existing Credit Agreement and other factors. Repurchases are expected to be funded from operating cash flows and available cash on-hand. Subject to continued covenant compliance, funds could also be available under our existing Credit Agreement for such repurchases. As part of the share repurchase program, the Company’s management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.

There were no repurchases under the program during 2015. At December 31, 2015, there was $42.7 million of authorization remaining under the program. During 2015, we repurchased $2.3 million of shares surrendered in lieu of taxes under vesting of restricted stock awards. All of the shares repurchased are held as treasury stock.

We have not paid any dividends during the three most recent fiscal years or any subsequent interim period, and we do not intend to pay any cash dividends in the foreseeable future. In addition, our credit facilities contain covenants which prohibit the payment of dividends on our common stock.

The following table details our repurchases of shares of our common stock for the three months ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares and Convertible Senior Notes that May Yet be Purchased Under Plans or Programs
October 1 - 31, 2015	7,101	$6.19	-	$42.7
November 1 - 30, 2015	41,950	$6.22	-	$42.7
December 1 - 31, 2015	38,881	5.33	-	$42.7
Total	87,932	$5.82	-

(1)	During the three months ended December 31, 2015, we purchased an aggregate of 87,932 shares surrendered in lieu of taxes under vesting of restricted stock awards.

In February 2016, we repurchased $11.2 million of our convertible senior notes in the open market for $9.2 million. This repurchase was made under our existing Board authorized repurchase program discussed above. As of February 26, 2016, we had $33.5 million of authorization remaining under the program.

Performance Graph

The following graph reflects a comparison of the cumulative total stockholder return of our common stock from January 1, 2011 through December 31, 2015, with the New York Stock Exchange Market Value Index, a broad equity market index, and the Morningstar Oil & Gas Equipment & Services Index, an industry group index. The graph assumes the investment of $100 on January 1, 2011 in our common stock and each index and the reinvestment of all dividends, if any. This information shall be deemed furnished not filed, in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Exchange Act of 1933, or the Securities Act of 1934, except to the extent we specifically incorporate it by reference.

ITEM 6.	Selected Financial Data

The selected consolidated historical financial data presented below for the five years ended December 31, 2015 is derived from our consolidated financial statements and is not necessarily indicative of results to be expected in the future.

The following data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 7 and 8 below. In 2015, we elected to early adopt with retrospective application updated authoritative guidance related to the presentation of debt issuance costs and deferred taxes in our consolidated balance sheets. Debt issuance costs related to non-revolving debt arrangements are now presented as a direct deduction from the related debt liability rather than as an asset. In addition, net deferred taxes related to each taxpaying jurisdiction are now presented as either a non-current asset or liability. These presentation changes are reflected in our consolidated balance sheet data for all periods presented below, but did not have any impact on our consolidated financial condition, results of operations or cash flows.

	As of and for the Year Ended December 31,
(In thousands, except share data)	2015	2014	2013	2012	2011
Consolidated Statements of Operations:
Revenues	$676,865	$1,118,416	$1,042,356	$983,953	$909,368

Operating income (loss)(1)	(99,099)	130,596	94,445	92,275	120,855

Interest expense, net	9,111	10,431	11,279	9,727	9,226

Income (loss) from continuing operations	$(90,828)	$79,009	$52,622	$50,453	$71,233
Income from discontinued operations, net of tax	-	1,152	12,701	9,579	8,784
Gain from disposal of discontinued operations, net of tax	-	22,117	-	-	-

Net income (loss)	$(90,828)	$102,278	$65,323	$60,032	$80,017

Net income (loss) from continuing operations per common share (basic):
Income (loss) from continuing operations	$(1.10)	$0.95	$0.62	$0.58	$0.79
Net income (loss) per common share	$(1.10)	$1.23	$0.77	$0.69	$0.89

Net income (loss) from continuing operations per common share (diluted):
Income (loss) from continuing operations	$(1.10)	$0.84	$0.56	$0.53	$0.71
Net income (loss) per common share	$(1.10)	$1.07	$0.69	$0.62	$0.80

Consolidated Balance Sheet Data:
Working capital	$380,950	$440,098	$395,159	$433,728	$394,604
Total assets	848,893	1,007,672	954,918	979,750	869,753
Foreign bank lines of credit	7,371	11,395	12,809	2,546	2,174
Current maturities of long-term debt	11	253	58	53	58
Long-term debt, less current portion	171,211	170,462	170,009	253,315	185,619
Stockholders' equity	520,259	625,458	581,054	513,578	497,846

Consolidated Cash Flow Data:
Net cash provided by (used in) operations	$121,517	$89,173	$151,903	$110,245	$(13,558)
Net cash used in investing activities	(84,366)	(14,002)	(60,063)	(96,167)	(63,150)
Net cash provided by (used in) financing activities	(6,730)	(49,158)	(72,528)	5,853	18,338

(1)

During the fourth quarter of 2015, we recorded a total of $80.5 million of charges for the reduction in value of certain assets and the pending resolution of certain wage and hour litigation claims. The Fluids Systems segment operating results include $75.5 million of these charges including a $70.7 million non-cash impairment of goodwill, a $2.6 million non-cash impairment of assets, following our decision to exit a facility, and a $2.2 million charge to reduce the carrying value of diesel-based drilling fluid inventory. In addition, corporate office expenses include a $5.0 million charge for the pending resolution of certain wage and hour litigation claims and related costs. In our 2015 consolidated statement of operations, a total of $78.3 million of these charges are reported in impairments and other charges with the $2.2 million charge for the write-down of inventory being reported in cost of revenues.

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

In March 2014, we completed the sale of our Environmental Services business, which was historically reported as a third operating segment, for $100 million in cash. The proceeds were used for general corporate purposes, including investments in our core drilling fluids and mats segments, along with share purchases under our share repurchase program. See “Note 2 - Discontinued Operations” in our Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for additional information.

Our Fluids Systems segment, which generated 86% of consolidated revenues in 2015, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.

In the fourth quarter of 2013, we sold substantially all assets of the completion services and equipment rental business, generating total proceeds of $13.3 million and a gain on disposal of $2.7 million. For the full year 2013, this business generated $16.7 million of revenues and $0.9 million of operating income, including the gain on disposal.

International expansion is a key element of our corporate strategy. In 2014, we began work on several international contract awards within the EMEA region. We were awarded a contract to provide drilling fluids and related services for a series of wells in the deepwater Black Sea. In addition, we were awarded two contracts to provide drilling fluids and related services for land operations, including a five year contract with the Kuwait Oil Company (“Kuwait”) and a four year contract with Cairn Energy in India. Total revenue generated under these contracts was approximately $44 million in 2015 and $23 million in 2014. Revenues under these contracts in 2015, as compared to 2014, were negatively impacted by approximately $6 million for currency exchange related to the strengthening U.S. dollar.

In 2015, we were awarded three additional international contracts. We were awarded Lot 1 and Lot 3 of a restricted tender by Sonatrach to provide drilling fluids and related services in Algeria. The maximum value of the two lots of the Sonatrach tender is approximately 31 billion Algerian dinar (approximately $290 million at current exchange rates), covering a term of three years. Work under this contract began in the second quarter of 2015 with activity levels ramping-up during the second half of 2015. We were also awarded a contract by ENI S.p.A. to provide drilling fluids and related services for onshore and offshore drilling in the Republic of Congo. The initial term of this contract is three years and includes an option for up to an additional two year extension. Work under this contract began in the fourth quarter of 2015. Total revenue generated under these contracts, including our prior contract with Sonatrach, was approximately $58 million in 2015 compared to $48 million in 2014. Revenues under these contracts in 2015, as compared to 2014, were unfavorably impacted by approximately $13 million for currency exchange related to the strengthening U.S. dollar. In addition, during the third quarter of 2015, we were awarded a contract by Total S.A. to provide drilling fluids and related services for an exploratory ultra-deepwater well in Block 14 of offshore Uruguay. This project is expected to begin late in the first quarter of 2016.

In 2016, we have been awarded a two year contract by Shell Oil to provide drilling fluids and related services for onshore drilling activity in Albania. Work under this contract is expected to begin in the second half of 2016.

We are continuing to focus on the development and commercialization of new drilling fluids technologies, including Evolution®, our family of high performance water-based drilling fluid systems, which we believe provide superior performance and environmental benefits to our customers, as compared to traditional fluid systems used in the industry. Total revenues from wells using Evolution systems were approximately $105 million in 2015 compared to $251 million in 2014. The decrease in revenues in 2015 is primarily attributable to lower drilling activity as well as customers in North America tending to favor lower-cost product offerings in the current market environment.

In 2014, we announced two capital investment projects within the Fluids Systems segment. Since then, we invested approximately $20 million in a new fluids blending facility and distribution center located in Conroe, Texas, which will support the manufacturing of our proprietary fluid technologies, including our Evolution systems. This project was substantially completed in 2015 with the start-up of blending operations in early 2016. In addition, we are investing approximately $30 million to significantly expand existing capacity and upgrade the drilling fluids blending, storage, and transfer capabilities in Fourchon, Louisiana, which serves the Gulf of Mexico deepwater market. This project is expected to be completed in 2016. Capital expenditures related to these projects totaled $26.1 million and $3.9 million in 2015 and 2014, respectively.

Our Mats and Integrated Services segment, which generated 14% of consolidated revenues in 2015, provides composite mat rentals, well site construction and related site services primarily to oil and gas customers. In addition, mat rental and services activity is expanding into applications in other markets, including electrical transmission/distribution, pipelines and petrochemical plants. We also manufacture and sell composite mats to E&P customers outside of the U.S., and to domestic customers outside of the oil and gas industry. Revenues from markets outside of oil and gas exploration represented approximately 34% of our mat rental and services revenues and approximately 77% of revenues from mat sales in 2015.

During most of 2013 and 2014, revenues from mat sales were constrained by our manufacturing capacity limitations, along with our efforts to meet growing demand for mat rentals. During 2014, we allocated the majority of our composite mat production toward the expansion of our rental fleet, leaving fewer mats available for sale to customers. In order to address the manufacturing capacity limitations, we initiated a project in late 2013 to expand our mat manufacturing facility, located in Carencro, Louisiana. The project was completed in the second quarter of 2015 and nearly doubled our production capacity, which supports our expansion into new markets, both domestically and internationally. The expanded facility also includes a research and development center that was substantially completed by the end of 2015, intended to drive continued new product development efforts. Capital expenditures related to this project totaled $12.8 million, $28.8 million and $4.9 million in 2015, 2014, and 2013, respectively.

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

Starting in the fourth quarter of 2014 and continuing throughout 2015 and into the first quarter of 2016, the price of oil declined dramatically from the price levels in recent years. As a result, E&P drilling activity has significantly declined in North America and many global markets over this period. Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the last three years ended December 31 is as follows:

	Year ended December 31,			2015 vs 2014			2014 vs 2013
	2015	2014	2013	Count	%		Count	%

U.S. Rig Count	978	1,862	1,761	(884)	(47%	)	101	6%
Canadian Rig Count	192	379	353	(187)	(49%	)	26	7%
Total	1,170	2,241	2,114	(1,071)	(48%	)	127	6%

________________

Source: Baker Hughes Incorporated

The weakness in North American rig activity has continued into 2016, and as of February 19, 2016, the North American rig count was at 720. The lower activity levels are expected to remain below prior year levels for the foreseeable future.

The lower E&P drilling activity levels reduced the demand for our services and negatively impacted customer pricing in our North American operations in 2015. The lower customer demand and elevated costs associated with workforce reductions negatively impacted our profitability in 2015. Further, due to the fact that our business contains high levels of fixed costs, including significant facility and personnel expenses, North American operating margins in both operating segments have been negatively impacted by the lower customer demand.

Outside of North America, drilling activity is generally more stable, as drilling activity in many countries is based upon longer term economic projections and multiple year drilling programs, which tend to reduce the impact of short term changes in commodity prices on overall drilling activity. While drilling activity in certain of our international markets including Brazil, Australia, and India, has declined dramatically, our international activities have continued to grow in recent years, driven primarily by the new contract awards described above, which include geographical expansion into new markets, as well as market share gains in existing markets.

In response to the significant declines in activity, we initiated cost reduction programs in the first quarter of 2015, including workforce reductions, reduced discretionary spending, and temporary salary freezes for substantially all employees including executive officers in the first quarter of 2015 and have continued these efforts throughout 2015. In September 2015, we also initiated a voluntary retirement program with certain eligible employees in the United States for retirement dates ranging from the fourth quarter of 2015 through the third quarter of 2016. As part of these cost reduction programs, we have reduced our North American employee base by 436 (approximately 34%) in 2015 in addition to eliminating substantially all contract positions. As a result of these workforce reductions, our 2015 operating results include $8.2 million of charges associated with employee termination costs with $5.7 million reported in cost of revenues and $2.5 million reported in selling, general and administrative expenses. The employee termination costs include $7.2 million in Fluids Systems, $0.7 million in Mats and Integrated Services and $0.3 million in our corporate office. Accrued employee termination costs at December 31, 2015 are $3.3 million and are expected to be substantially paid in the first half of 2016. Additional employee termination costs of $0.7 million associated with the voluntary retirement program will be recognized in 2016.

During the fourth quarter of 2015, we also recorded a total of $80.5 million of charges for the reduction in value of certain assets and the pending resolution of certain wage and hour litigation claims. The Fluids Systems segment operating results include $75.5 million of these charges including a $70.7 million non-cash impairment of goodwill, following our November 1, 2015 annual evaluation, a $2.6 million non-cash impairment of assets, following our decision to exit a facility, and a $2.2 million charge to reduce the carrying value of diesel-based drilling fluid inventory, resulting from lower of cost or market adjustments due to the decline in selling prices for our diesel-based drilling fluid products coupled with declines in replacement costs of diesel fuel. In addition, corporate office expenses include a $5.0 million charge for the pending resolution of certain wage and hour litigation claims and related costs as described in “Note 14 – Commitments and Contingencies” in our Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data. In our 2015 consolidated statement of operations, a total of $78.3 million of these charges are reported in impairments and other charges with the $2.2 million charge for the write-down of inventory being reported in cost of revenues.

As a result of the continuing declines in activity in the first quarter of 2016, we have initiated further cost reduction actions including additional workforce reductions and beginning in March 2016, a temporary salary reduction for a significant number of North American employees, including executive officers, suspension of the Company’s matching contribution to the U.S. defined contribution plan as well as a reduction in cash compensation paid to our Board of Directors, in order to further align our cost structure to the current activity levels. As a result of these workforce reductions, we expect to recognize additional severance costs of at least $1 million in the first quarter of 2016. In the absence of a longer-term increase in drilling activity, we may incur additional charges in 2016 related to further cost reduction efforts, or potential asset impairments.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Consolidated Results of Operations

Summarized results of operations for the year ended December 31, 2015 compared to the year ended December 31, 2014 are as follows:

	Year Ended December 31,		2015 vs 2014
(In thousands)	2015	2014	$	%

Revenues	$676,865	$1,118,416	$(441,551)	(39%	)

Cost of revenues	599,013	876,999	(277,986)	(32%	)
Selling, general and administrative expenses	101,032	112,648	(11,616)	(10%	)
Other operating income, net	(2,426)	(1,827)	(599)	33%
Impairments and other charges	78,345	-	78,345	-

Operating income (loss)	(99,099)	130,596	(229,695)	(176%	)

Foreign currency exchange loss	4,016	108	3,908	3619%
Interest expense, net	9,111	10,431	(1,320)	(13%	)

Income (loss) from continuing operations before income taxes	(112,226)	120,057	(232,283)	(193%	)
Provision (benefit) for income taxes	(21,398)	41,048	(62,446)	(152%	)
Income (loss) from continuing operations	(90,828)	79,009	(169,837)	(215%	)
Income from discontinued operations, net of tax	-	1,152	(1,152)	-
Gain from disposal of discontinued operations, net of tax	-	22,117	(22,117)	-

Net income (loss)	$(90,828)	$102,278	$(193,106)	(189%	)

Revenues

Revenues decreased 39% to $676.9 million in 2015, compared to $1,118.4 million in 2014. This $441.6 million decrease includes a $391.4 million (47%) decrease in revenues in North America, including a $335.0 million decline in our Fluids Systems segment and a $56.4 million decline in our Mats and Integrated Services segment. Revenues from our international operations decreased by $50.2 million (17%), as activity gains in our EMEA region were more than offset by the unfavorable impact of currency exchange related to the strengthening U.S. dollar, along with reduced drilling activity in Brazil and Asia Pacific. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of Revenues

Cost of revenues decreased 32% to $599.0 million in 2015, compared to $877.0 million in 2014. The decrease is primarily driven by the decline in revenues and the benefits of cost reduction programs taken in 2015, partially offset by charges in 2015 for approximately $5.7 million associated with employee termination costs and $2.2 million for lower of cost or market adjustments to diesel-based drilling fluid inventories recognized in the fourth quarter of 2015 as described above. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $11.6 million to $101.0 million in 2015 from $112.6 million in 2014. The decrease is primarily attributable to a $6.9 million decline in performance-based incentive compensation, the benefits of cost reduction programs taken in 2015, and $2.0 million in lower spending related to strategic planning projects, partially offset by a $1.9 million increase in costs for legal matters, including the wage and hour litigation, and a $1.9 million increase in employee termination costs.

Other Operating Income, net

Other operating income was $2.4 million in 2015 as compared to $1.8 million in 2014 largely reflecting gains recognized on the sale of assets in both periods.

Impairments and Other Charges

During the fourth quarter of 2015, a total of $78.3 million of charges were recorded for the impairment of certain assets and the pending resolution of certain wage and hour litigation claims. These charges include a $70.7 million non-cash impairment of goodwill related to the Fluids Systems segment and a $2.6 million non-cash impairment of assets, following our decision to exit a drilling fluids facility. In addition, we recognized a $5.0 million charge in December 2015 for the pending resolution of certain wage and hour litigation claims and related costs. See “Note 5 – Goodwill and Other Intangible Assets”, “Note 4 – Property, Plant and Equipment” and “Note 14 – Commitments and Contingencies” in our Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for additional information related to these charges.

Foreign Currency Exchange

Foreign currency exchange was a $4.0 million loss in 2015, compared to a $0.1 million loss in 2014. The currency exchange loss in 2015 primarily reflects the impact of the strengthening U.S. dollar on assets and liabilities (including intercompany balances) held in our international operations, particularly Brazil, that are denominated in currencies other than functional currencies. In September 2015, approximately 70% of the intercompany balances due from our Brazilian subsidiary with foreign currency exposure were forgiven, which we expect will reduce the foreign currency exchange volatility going forward.

Interest expense, net

Interest expense, which primarily reflects the 4% interest associated with our $172.5 million in unsecured convertible notes (“Senior Notes”), totaled $9.1 million for 2015 compared to $10.4 million in 2014. The decrease in 2015 was primarily attributable to lower average borrowings in our international subsidiaries.

Provision for income taxes

The provision for income taxes for 2015 was a $21.4 million benefit, reflecting an effective tax rate of 19.1%, compared to a $41.0 million expense in 2014, reflecting an effective tax rate of 34.2%. The decrease in the effective tax rate is primarily related to the impairment of non-deductible goodwill in 2015. In 2015, the income tax provision also includes a $4.4 million benefit associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary and a $2.2 million benefit from the release of U.S. tax reserves, following the expiration of statutes of limitation. In addition, the 2015 income tax provision includes a $4.6 million charge for increases to the valuation allowance for certain deferred tax assets, primarily related to our Australian subsidiary and certain U.S. state net operating losses, which may not be realized, as well as a $1.6 million charge relating to management’s election to carry back the 2015 U.S. federal tax losses to prior years.

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

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year ended December 31,		2015 vs 2014
(In thousands)	2015	2014	$	%

Revenues
Fluids systems	$581,136	$965,049	$(383,913)	(40%)
Mats and integrated services	95,729	153,367	(57,638)	(38%)
Total revenues	$676,865	$1,118,416	$(441,551)	(39%)

Operating income (loss)
Fluids systems	$(86,770)	$95,600	$(182,370)
Mats and integrated services	24,949	70,526	(45,577)
Corporate office	(37,278)	(35,530)	(1,748)
Operating income (loss)	$(99,099)	$130,596	$(229,695)

Segment operating margin
Fluids systems	(14.9% )	9.9%
Mats and integrated services	26.1%	46.0%

Fluids Systems

Revenues

Total revenues for this segment consisted of the following:

	Year ended December 31,		2015 vs 2014
(In thousands)	2015	2014	$	%

United States	$299,266	$607,411	$(308,145)	(51%)
Canada	52,673	79,516	(26,843)	(34%)
Total North America	351,939	686,927	(334,988)	(49%)
EMEA	164,426	166,000	(1,574)	(1%)
Latin America	46,668	84,555	(37,887)	(45%)
Asia Pacific	18,103	27,567	(9,464)	(34%)
Total	$581,136	$965,049	$(383,913)	(40%)

North American revenues decreased 49% to $351.9 million in 2015, compared to $686.9 million in 2014. This decrease in revenues is primarily attributable to the 48% decline in North American average rig count along with pricing declines, partially offset by market share gains over this period. In addition, revenues in Canada included an $8 million reduction from the unfavorable impact of currency exchange related to the strengthening U.S. dollar.

Internationally, revenues decreased 18% to $229.2 million in 2015, as compared to $278.1 million in 2014, with activity gains in our EMEA region being more than offset by the unfavorable impact of currency exchange related to the strengthening U.S. dollar, along with reduced drilling activity in Brazil and Asia Pacific. The decline in revenues in the EMEA region included a $34 million reduction from the impact of currency exchange, partially offset by a $31 million increase in revenues from the contracts mentioned above, including Kuwait, the deepwater Black Sea, Algeria and the Republic of Congo. The decrease in revenues in Latin America is primarily attributable to lower customer drilling activity and $19 million from the negative impact of currency exchange. The decline in Asia Pacific is primarily related to lower revenues for land drilling customers, along with a $4 million negative impact from currency exchange.

Operating Income

The Fluids Systems segment incurred an operating loss of $86.8 million in 2015, compared to operating income of $95.6 million in 2014. The operating loss in 2015 includes $75.5 million of charges for the impairment of goodwill and other assets as discussed above. The remaining change in operating results includes a $110.7 million decrease from North American operations largely attributable to the decline in revenues described above, along with $7.2 million of charges associated with employee termination costs, partially offset by the benefits of cost reduction programs. Operating income from international operations increased $3.8 million primarily reflecting the benefit of improved profitability in the EMEA and Latin America regions, partially offset by the negative impact of currency exchange as well as a small operating loss in Asia Pacific.

As a result of the decline in commodity prices as described above, we expect drilling activity to remain below 2015 levels in 2016, reducing the demand for our services and negatively impacting customer pricing primarily in our North American operations. Further, while we have executed actions to reduce our workforce and cost structure, our business contains high levels of fixed costs, including significant facility and personnel expenses. Therefore, we expect operating income in our North American operations to be negatively impacted by the lower revenues in 2016, as compared to 2015. In the absence of a longer-term increase in drilling activity, we may incur additional charges related to further cost reduction efforts, or potential asset impairments, which may negatively impact our future operating results.

Also, in recent years, the business environment in Brazil has become increasingly challenging, particularly as Petrobras, our primary customer in the region, has focused more efforts on well completions and workover activities, and less on drilling activities. In addition, the lack of timely payment of Petrobras-related invoicing has caused periodic increases in invested working capital associated with participation in this market. More recently, a significant number of senior executives at Petrobras resigned their positions in connection with a widely-publicized corruption investigation and Petrobras has announced further reductions in drilling activities. We expect these developments to continue to disrupt Petrobras’ operations in the near term. In response to these changes in the business environment, we have taken actions to reduce the cost structure of this operation and are continuing to evaluate further actions. While the Brazilian deepwater drilling market remains an important component of our long-term strategy, the profitability of our business in Brazil remains highly dependent on increasing levels of drilling activity by Petrobras and other E&P customers. In the absence of a longer-term increase in drilling activity, we may incur additional charges related to further cost reduction efforts, or potential asset impairments, which may negatively impact our future operating results.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	Year ended December 31,		2015 vs 2014
(In thousands)	2015	2014	$	%

Mat rental and services	$73,037	$125,861	$(52,824)	(42%)
Mat sales	22,692	27,506	(4,814)	(18%)
Total	$95,729	$153,367	$(57,638)	(38%)

Mat rental and services revenues decreased $52.8 million compared to 2014. The decrease is primarily due to weakness in the Northeast U.S. region, the segment’s largest rental market, as a 31% decline in this region's drilling activity along with a significant decline in completions activity has resulted in lower rental fleet utilization and customer pricing from prior year levels. In addition, 2014 results benefitted from a large site preparation project in the Gulf Coast region that did not recur. Mat sales decreased by $4.8 million compared to 2014. Revenues from mat sales have typically fluctuated based on the timing of mat orders from customers along with management’s allocation of plant capacity. As described above, due to the weakness in E&P customer activity during 2015, we increased efforts to expand into applications in other markets, including electrical transmission/distribution, pipelines and petrochemical plants. Revenues in 2015 from markets outside of oil and gas exploration represented approximately 34% of mat rental and services revenues and approximately 77% of revenues from mat sales compared to approximately 23% and 31%, respectively in 2014.

Operating Income

Segment operating income decreased by $45.6 million to $24.9 million as compared to $70.5 million in 2014, largely attributable to the decline in rental and services revenue described above. Due to the relatively fixed nature of operating expenses in our rental business, including depreciation expense associated with our mat rental fleet, declines in rental and services revenue have a higher decremental impact on the segment operating margin. In addition to the impact of the lower revenue, operating income was further impacted by costs associated with the start-up of our expanded manufacturing facility and lower utilization of our production capacity compared to 2014.

As noted above, we completed the expansion of our mat manufacturing facility in 2015, significantly increasing our production capacity. While the expansion project has relieved production capacity limitations that limited our revenues from mat sales in 2014, the recent decline in commodity prices has resulted, and is expected to continue to result, in lower drilling activity for our E&P customers. This lower drilling activity has reduced the demand for our services and negatively impacted customer pricing in our North American operations in 2015 as compared to 2014. As a result of the lower customer demand and more competitive pricing environment, we expect operating income from our North American exploration markets to be lower in 2016, as compared to 2015 levels, with our ability to mitigate this impact dependent upon the further expansion into applications in other markets. Further, due to the fact that our business contains high levels of fixed costs, including significant facility and personnel expenses, we expect North American operating margins to remain below those achieved in recent years in the absence of a longer-term increase in revenues.

Corporate office

Corporate office expenses increased $1.8 million to $37.3 million in 2015, compared to $35.5 million in 2014. The increase is primarily attributable to a $5 million charge related to the pending resolution of certain wage and hour litigation claims as described above and $2.4 million of increased costs related to legal matters, including the wage and hour litigation claims being settled, partially offset by $2.0 million in reduced spending related to strategic planning projects and $1.3 million in lower performance-based incentive compensation along with workforce reductions and other cost control efforts.

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

Interest expense, net

Interest expense totaled $10.4 million for 2014 compared to $11.3 million in 2013. The decrease in 2014 was primarily attributable to $0.8 million of interest capitalization associated with the mat manufacturing facility expansion project. The remaining decrease was attributable to lower average borrowings under our U.S. revolving credit facility, partially offset by higher average borrowings in our international subsidiaries.

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

Discontinued operations

Income from our discontinued Environmental Services operations that was sold in March 2014 was $1.2 million in 2014 compared to $12.7 million in 2013.  In addition, 2014 includes a $22.1 million gain from the March 2014 sale of the business as described above.  See “Note 2 - Discontinued Operations” in our Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for additional information.

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

Mat rental and services revenues increased $54.4 million in 2014, compared to 2013, largely due to increased demand for our composite mat products in the Northeast U.S. region, a large site preparation project in the Gulf Coast region and our expansion into the utility and pipeline markets. In addition, 2014 benefitted from a $6.8 million increase from the U.K. rental operation, following the December 2013 acquisition of Terrafirma described above. Mat sales decreased by $17.0 million in 2014, as we allocated the majority of our 2014 composite mat production toward the expansion of our rental fleet, leaving fewer mats available for sale to customers.

Operating Income

Segment operating income in 2014 increased by $21.1 million, as compared to 2013, attributable to the $37.4 million increase in revenues described above. The strong segment operating margin in both 2014 and 2013 was driven by high utilization of mats in our rental fleet, and high utilization of our production facility, which was running at maximum production capacity levels during both periods.

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

Liquidity and Capital Resources

Net cash provided by operating activities during 2015 totaled $121.5 million compared to $89.2 million during 2014. The operating cash flow generated in 2015 is primarily attributable to the decrease in working capital resulting from the decline in revenues related to the slow-down in North American drilling activity. Net income adjusted for non-cash items provided $42.6 million of cash in 2015, while changes in operating assets provided $78.9 million of cash, including $122.4 million from the reduction in accounts receivable.

Net cash used in investing activities during 2015 was $84.4 million, primarily consisting of capital expenditures of $69.4 million and $17.5 million used to collateralize letters of credit. Capital expenditures in 2015 included $40.5 million in the Fluids Systems segment, including $16.0 million related to our new fluids blending facility and distribution center in Conroe, Texas, $10.1 million related to the facility upgrade and expansion of our Fourchon, Louisiana facility serving the Gulf of Mexico deepwater market, and $5.1 million to support new customer contracts in EMEA. The Mats & Integrated Services segment capital expenditures totaled $27.5 million in 2015, including $12.8 million related to the completion of the manufacturing plant expansion and new research and development center at our Carencro, Louisiana facility and $12.6 million related to the deployment of produced mats into the rental fleet.

Net cash used in financing activities during 2015 was $6.7 million, primarily reflecting shares repurchased in lieu of taxes under vesting of restricted stock awards and costs associated with amendments related to our U.S. revolving credit facility.

We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. In the first half of 2016, we anticipate that our working capital requirements will decrease as a result of on-going efforts to reduce inventory levels, following the declines in customer activity experienced in 2015 and continuing into 2016. In the first half of 2016, we expect to fund approximately $8 million for accrued severance obligations as well as the pending resolution of the wage and hour litigation. In addition, we expect to receive a cash refund for income taxes of approximately $29 million in the first half of 2016 upon filing amended returns to carryback the U.S. federal tax losses incurred in 2015. We expect total 2016 capital expenditures to range between $30 million to $45 million, including expenditures for the completion of the facility upgrade and expansion of our Fourchon, Louisiana facility serving the Gulf of Mexico deepwater market, as well as required infrastructure investments to support our international growth in the Fluids Systems segment. As of December 31, 2015, we had cash on-hand of $107.1 million of which $57.2 million resides within our foreign subsidiaries that we intend to leave permanently reinvested abroad. In February 2016, we used $9.2 million of cash to purchase $11.2 million of our convertible senior notes in the open market under our existing Board authorized repurchase program. We may continue to make repurchases under this authorization from time to time during 2016. We expect our available cash on-hand, as well as cash generated by operations and anticipated decreases in working capital levels to be adequate to fund current operations and our anticipated capital needs during the next 12 months. Availability under our existing credit agreement, subject to continued covenant compliance as discussed further below, could also provide additional liquidity.

Our capitalization was as follows as of December 31:

(In thousands)	2015	2014

Senior Notes	$172,497	$172,498
Debt issuance costs - Senior Notes	(1,296)	(2,036)
Revolving credit facility	-	-
Other	7,392	11,648
Total	178,593	182,110
Stockholder's equity	520,259	625,458

Total capitalization	$698,852	$807,568

Total debt to capitalization	25.6%	22.6%

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $150.0 million revolving credit facility which, subject to the conditions contained therein can be increased to a maximum capacity of $275.0 million. At December 31, 2015, we had no outstanding borrowings under the revolving credit facility. Additionally, our foreign operations had $7.4 million outstanding under lines of credit and other borrowings. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. In 2015, holders converted an insignificant amount of Senior Notes into shares of our common stock. We may not redeem the Senior Notes prior to their maturity date. In February 2016, we repurchased $11.2 million of our convertible senior notes in the open market for $9.2 million under our existing Board authorized repurchase program and will recognize a gain in 2016 for the difference in the amount paid and the net carrying value of the extinguished debt.

In March 2015, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") which provides for a $200 million revolving loan facility available for borrowings and letters of credit and expires in March 2020. In December 2015, we entered into a First Amendment to Third Amended and Restated Credit Agreement (“Amendment”) decreasing the revolving loan facility to $150 million, modifying certain financial covenants through the first quarter of 2017, and modifying the borrowing cost and fee provisions. The Credit Agreement has a springing maturity date that will accelerate the maturity of the credit facility to June 2017 if the Senior Notes have not either been repurchased, redeemed, converted and/or refinanced in full or the Company has not provided sufficient funds to an escrow agent to repay the Senior Notes in full on their maturity date. Under the terms of the Amendment, we can elect to borrow at a variable interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 325 basis points, or at a variable interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 225 basis points based on our consolidated leverage ratio. The applicable margins on LIBOR borrowings and Eurodollar borrowings on December 31, 2015 were 250 and 150 basis points, respectively. In addition, we are required to pay a commitment fee on the unused portion of the Credit Agreement, as amended, ranging from 37.5 to 50.0 basis points, based on our consolidated leverage ratio. The applicable commitment fee on December 31, 2015 was 37.5 basis points. The Credit Agreement contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. The Credit Agreement also limits the payment of dividends on our common stock, the repurchase of our common stock and the conversion, redemption, defeasance or refinancing of the Senior Notes.

Pursuant to the Amendment, a temporary increase has been made to the consolidated leverage ratio covenant, increasing the ratio from 4.0:1.0 to 5.5:1.0 through 2016, then reducing to 4.5 in the first quarter of 2017, and returning to 4.0 thereafter. During the same period, the senior secured leverage ratio covenant is being reduced from 3.0:1.0 to 2.0:1.0 through 2016, then increasing to 2.5 in the first quarter of 2017, and returning to 3.0 thereafter. The calculation for these two ratios has also been modified to allow for up to $10 million of adjustments for severance costs, as well as foreign exchange impacts related to our Brazilian intercompany financial restructuring. At December 31, 2015, we have not utilized any of this $10 million adjustment allowance in determining the available borrowing capacity under the Credit Agreement or in the calculation of the financial ratios disclosed below.

At December 31, 2015, considering our current financial covenant ratios disclosed below, we had $16.7 million of borrowing capacity available under our Credit Agreement, without taking into account any available adjustments described above, which, if utilized, could increase the availability under our Credit Agreement.  The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets. Additionally, the Credit Agreement is guaranteed by certain of our U.S. subsidiaries and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

The financial covenants under our Credit Agreement following the December 2015 Amendment and the applicable ratios as of the dates indicated, are as follows:

	Covenant	December 31, 2015	September 30, 2015	December 31, 2014

Interest coverage ratio	2.50	3.90	9.62	17.63
	minimum

Consolidated leverage ratio	5.50	5.03	2.07	1.12
	maximum

Senior Secured leverage ratio	2.00	0.21	0.07	0.19
	maximum

We were in compliance with all financial covenants as of December 31, 2015. However, continued compliance with our covenants, particularly the consolidated leverage ratio, is largely dependent on our ability to generate sufficient levels of EBITDA, as defined in the Credit Agreement, as amended, or reduce our debt levels. Based upon our current and expected financial condition, and our forecasted results of operations, we anticipate having difficulty remaining in compliance with the financial covenants as of the end of the first quarter and throughout 2016, particularly if market conditions deteriorate further. As a result, we have initiated discussions with our lead bank in an effort to explore our options, which may include a waiver or amendment to our Credit Agreement. Any waiver or amendment to the Credit Agreement may increase the cost of our borrowings and impose additional limitations over certain types of activities. However, there is no certainty that we will be able to obtain any such relief. Any failure to comply with such financial covenants would result in an event of default under our Credit Agreement if we are unable to obtain a waiver or amendment on a timely basis. While no amounts are currently outstanding under our Credit Agreement, an event of default would prevent us from borrowing under our Credit Agreement and could result in our having to immediately repay all amounts outstanding, if any, under our Credit Agreement. In the event any outstanding amounts of indebtedness in excess of $25 million are accelerated, this could also cause a default under our Senior Notes.

At December 31, 2015, we had letters of credit issued and outstanding which totaled $14.8 million that are collateralized by $15.5 million in restricted cash. Additionally, our foreign operations had $7.4 million outstanding under lines of credit and other borrowings, as well as $10.4 million outstanding in letters of credit and other guarantees, with certain letters of credit that are collateralized by $2.0 million in restricted cash. At December 31, 2015, this restricted cash totaling $17.5 million was included in other current assets in the accompanying balance sheet.

Our foreign subsidiaries, primarily those in Italy, Brazil and India, maintain local credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs, as well as to reduce the net investment in foreign operations subject to foreign currency risk. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was 14.9% and 15.1% on total outstanding balances of $7.4 million and $11.4 million at December 31, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $3.3 million and $3.5 million at December 31, 2015 and 2014, respectively. We also had $0.4 million and $0.4 million in guarantee obligations in connection with facility closure bonds and other performance bonds issued by insurance companies outstanding as of December 31, 2015 and 2014.

Other than normal operating leases for office and warehouse space, rolling stock and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Contractual Obligations

A summary of our outstanding contractual and other obligations and commitments at December 31, 2015 is as follows:

(In thousands)	2016	2017-2018	2019-2020	Thereafter	Total

Current maturities of long term debt	$11	$-	$-	$-	$11
Long-term debt including capital leases	-	172,507	-	-	172,507
Interest on 4.0% Senior Notes	6,900	5,232	-	-	12,132
Foreign bank lines of credit	7,371	-	-	-	7,371
Operating leases	8,648	11,118	7,612	12,688	40,066
Trade accounts payable and accrued liabilities (1)	116,321	-	-	-	116,321
Purchase commitments, not accrued	4,913	2,000	-	-	6,913
Other long-term liabilities (2)	-	-	-	5,627	5,627
Performance bond obligations	384	-	-	-	384
Letter of credit commitments	17,994	6,382	898	-	25,274
Total contractual obligations	$162,542	$197,239	$8,510	$18,315	$386,606

(1)	Excludes accrued interest on the Senior Notes

(2)

Table does not allocate by year expected tax payments and uncertain tax positions due to the inability to make reasonably reliable estimates of the timing of future cash settlements with the respective taxing authorities. For additional discussion on uncertain tax positions, see “Note 8 - Income Taxes” in our Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data in this report.

We anticipate that the obligations and commitments listed above that are due in less than one year will be paid from operating cash flows and available cash on-hand. Subject to continued covenant compliance, funds under our existing Credit Agreement could also be available for the payment of such obligations and commitments. The specific timing of settlement for certain long-term obligations cannot be reasonably estimated.

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

Allowance for Doubtful Accounts

Reserves for uncollectible accounts receivable are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable. The majority of our revenues are from mid-sized and international oil companies as well as government-owned or government-controlled oil companies, and we have receivables in several foreign jurisdictions. Changes in the financial condition of our customers or political changes in foreign jurisdictions could cause our customers to be unable to repay these receivables, resulting in additional allowances. For 2015, 2014 and 2013, provisions for uncollectible accounts receivable related to continuing operations were $1.9 million, $1.2 million and $0.3 million, respectively.

Allowance for Product Returns

We maintain reserves for estimated customer returns of unused products in our Fluids Systems segment. The reserves are established based upon historical customer return levels and estimated gross profit levels attributable to product sales. Future customer return levels may differ from the historical return rate.

Impairment of Long-lived Assets

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

In the third quarter of 2015, primarily as a result of the ongoing weakness in commodity prices, further decreases in U.S. drilling activities, and increased expectations that the current weakness in U.S. drilling activities would persist for a longer period, along with a significant decline in the quoted market prices of our common stock, we considered these developments at that time to be an indicator of impairment that required us to complete an interim goodwill impairment evaluation. As such, during the third quarter of 2015, we estimated the fair values for each of our reporting units based on our current forecasts and expectations for market conditions at that time and determined that even though the estimated fair values for each reporting unit had decreased in 2015, each reporting unit’s fair value remained in excess of its net carrying value, and therefore, no impairment was required. Based on this fair value estimate in the third quarter of 2015, the estimated fair value for our drilling fluids reporting unit was approximately 10% above the reporting unit’s carrying value. For our mats and integrated services reporting unit, our estimated fair value in the third quarter of 2015 was significantly in excess of that reporting unit’s carrying value.

In the fourth quarter of 2015, we completed the annual evaluation of the carrying values of our goodwill and other indefinite-lived intangible assets as of November 1, 2015. As a result of the further decline in commodity prices and drilling activities in the fourth quarter, including the more prolonged projection of lower commodity prices and drilling activities, as well as the further decline in the quoted market prices of our common stock, we determined that the carrying value of our drilling fluids reporting unit exceeded its estimated fair value such that goodwill was potentially impaired. As a result, we completed the step two evaluation to measure the amount of goodwill impairment determining a full impairment of goodwill related to the drilling fluids reporting unit was required. As such, in the fourth quarter of 2015, we recorded a $70.7 million non-cash impairment charge to write-off the goodwill related to the drilling fluids reporting unit, which is included in impairments and other charges.

In completing this annual evaluation as of November 1, 2015, we also determined that the mats & integrated services reporting unit did not have a fair value below its net carrying value and therefore, no impairment was required. For our mats and integrated services reporting unit, our fair value estimate remains significantly in excess of that reporting unit’s carrying value. There are significant inherent uncertainties and management judgment in estimating the fair value of a reporting unit. While we believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting units, it is possible that a material change could occur. If actual results are not consistent with our current estimates and assumptions, or if changes in macroeconomic conditions outside the control of management change such that it results in a significant negative impact on our estimated fair values, the fair value of a reporting unit may decrease below its net carrying value, which could result in a material impairment of our goodwill.

We review property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the fourth quarter of 2015, we recognized a $2.6 million non-cash impairment charge for assets, following our decision to exit a drilling fluids facility. We assess recoverability based on expected undiscounted future net cash flows. In estimating expected cash flows, we use a probability-weighted approach. Should the review indicate that the carrying value is not fully recoverable; the amount of impairment loss is determined by comparing the carrying value to the estimated fair value. Estimating future net cash flows requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about demand for our products and services, future market conditions and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change such that a material impairment could result.

Insurance

We maintain reserves for estimated future payments associated with our self-insured employee healthcare programs, as well as the self-insured retention exposures under our general liability, auto liability and workers compensation insurance policies. Our reserves are determined based on historical experience under these programs, including estimated development of known claims and estimated incurred-but-not-reported claims. Required reserves could change significantly based upon changes in insurance coverage, loss experience or inflationary impacts. As of December 31, 2015 and 2014, total insurance reserves were $3.4 million and $4.2 million, respectively.

Income Taxes

We had total deferred tax assets of $40.3 million and $39.4 million at December 31, 2015 and 2014, respectively. A valuation allowance must be established to offset a deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. At December 31, 2015, a total valuation allowance of $16.8 million was recorded, which includes a valuation allowance on $13.1 million of net operating loss carryforwards for certain U.S. state and foreign jurisdictions, including Brazil and Australia. Changes in the expected future generation of qualifying taxable income within these jurisdictions or in the realizability of other tax assets may result in an adjustment to the valuation allowance, which would be charged or credited to income in the period this determination was made. In 2015, we decreased the valuation allowance related to Brazil as we were able to utilize certain net operating loss carryforwards related to income in 2015 from the forgiveness of certain inter-company balances due from our Brazilian subsidiary. In addition, in 2015, we recognized an increase in the valuation allowance for deferred tax assets, primarily related to our Australian subsidiary and certain U.S. state net operating losses, which are no longer expected to be realized.

We file income tax returns in the United States and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2011 and for substantially all foreign jurisdictions for years prior to 2007. We are not currently under examination by any United States federal or state tax authorities, however we are under examination by various tax authorities in other countries. We fully cooperate with all audits, but defend existing positions vigorously. These audits are in various stages of completion and certain foreign jurisdictions have challenged the amount of taxes due for certain tax periods. We evaluate the potential exposure associated with various filing positions and record a liability for tax contingencies as circumstances warrant. Although we believe all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and tax contingency accruals.

New Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance that changes the criteria for reporting discontinued operations including enhanced disclosure requirements. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. The new guidance was effective for us in the first quarter of 2015; however, the adoption did not have a material effect on our consolidated financial statements.

In April and August 2015, the FASB issued updated guidance that changes the presentation of debt issuance costs in financial statements. Under the new guidance, an entity is required to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, except for debt issuance costs related to revolving debt agreements, which may continue to be presented as an asset. Amortization of the costs will continue to be reported as interest expense. The new guidance would have been effective for us in the first quarter of 2016, however, as permitted, we elected to early adopt the new guidance retrospectively in 2015. As such, we have reclassified the presentation of debt issuance costs as a direct deduction from the related debt liability, except for debt issuance costs related to our revolving debt agreements, in each of the accompanying balance sheets and related disclosures.

In November 2015, the FASB issued updated guidance to simplify the balance sheet classification of deferred taxes. Under the new guidance, an entity is required to present deferred tax assets and liabilities as noncurrent in the balance sheet based on an analysis of each taxpaying component within a jurisdiction. The new guidance would have been effective for us in the first quarter of 2017, however, as permitted, we elected to early adopt the new guidance retrospectively in 2015. As such, we have reclassified the presentation of deferred tax assets and liabilities as noncurrent in each of the accompanying balance sheets and related disclosures.

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

In September 2015, the FASB issued updated guidance that eliminates the requirement to restate prior periods to reflect adjustments made to provisional amounts recognized in a business combination. The new guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new guidance is effective prospectively for us in the first quarter of 2016.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.

Interest Rate Risk

At December 31, 2015, we had total debt outstanding of $178.6 million, including $172.5 million of borrowings under our Senior Notes, bearing interest at a fixed rate of 4.0%. Variable rate debt totaled $7.4 million which relates to our foreign operations under lines of credit and other borrowings. At the December 31, 2015 balance, a 200 basis point increase in market interest rates during 2015 would cause our annual interest expense to increase approximately $0.1 million.

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

Unremitted foreign earnings permanently reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $142.8 million and $133.3 million at December 31, 2015 and 2014, respectively. It is not practicable to determine the amount of federal income taxes, if any, that might become due if such earnings are repatriated. We have the ability and intent to leave these foreign earnings permanently reinvested abroad.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Newpark Resources, Inc.

The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Newpark Resources, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1to the financial statements, the Company changed its method of accounting for debt issuance costs effective January 1, 2014 due to the adoption of FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Additionally, as discussed in Note 1 to the financial statements, the Company changed its method of accounting for deferred income taxes effective January 1, 2014 due to the adoption of FASB ASU 2015-17, Balance Sheet Classification of Deferred Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 26, 2016

Newpark Resources, Inc.

Consolidated Balance Sheets
December 31,

(In thousands, except share data)	2015	2014

ASSETS
Cash and cash equivalents	$107,138	$85,052
Receivables, net	206,364	318,600
Inventories	163,657	196,556
Prepaid expenses and other current assets	29,219	12,615
Total current assets	506,378	612,823

Property, plant and equipment, net	307,632	283,361
Goodwill	19,009	91,893
Other intangible assets, net	11,051	15,666
Deferred tax assets	1,821	1,857
Other assets	3,002	2,072
Total assets	$848,893	$1,007,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$7,382	$11,648
Accounts payable	72,211	108,242
Accrued liabilities	45,835	52,835
Total current liabilities	125,428	172,725

Long-term debt, less current portion	171,211	170,462
Deferred tax liabilities	26,368	27,787
Other noncurrent liabilities	5,627	11,240
Total liabilities	328,634	382,214

Commitments and contingencies (Note 14)

Common stock, $0.01 par value, 200,000,000 shares authorized and 99,377,391 and 99,204,318 shares issued, respectively	994	992
Paid-in capital	533,746	521,228
Accumulated other comprehensive loss	(58,276)	(31,992)
Retained earnings	171,788	262,616
Treasury stock, at cost; 15,302,345 and 15,210,233 shares, respectively	(127,993)	(127,386)
Total stockholders’ equity	520,259	625,458
Total liabilities and stockholders' equity	$848,893	$1,007,672

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Operations
Years Ended December 31,

(In thousands, except per share data)	2015	2014	2013

Revenues	$676,865	$1,118,416	$1,042,356

Cost of revenues	599,013	876,999	858,467

Selling, general and administrative expenses	101,032	112,648	93,657
Other operating income, net	(2,426)	(1,827)	(4,213)
Impairments and other charges	78,345	-	-

Operating income (loss)	(99,099)	130,596	94,445

Foreign currency exchange loss	4,016	108	1,819
Interest expense, net	9,111	10,431	11,279

Income (loss) from continuing operations before income taxes	(112,226)	120,057	81,347
Provision (benefit) for income taxes	(21,398)	41,048	28,725
Income (loss) from continuing operations	(90,828)	79,009	52,622
Income from discontinued operations, net of tax	-	1,152	12,701
Gain from disposal of discontinued operations, net of tax	-	22,117	-

Net income (loss)	$(90,828)	$102,278	$65,323

Income (loss) per common share -basic:
Income (loss) from continuing operations	$(1.10)	$0.95	$0.62
Income from discontinued operations	-	0.28	0.15
Net income (loss)	$(1.10)	$1.23	$0.77

Income (loss) per common share -diluted:
Income (loss) from continuing operations	$(1.10)	$0.84	$0.56
Income from discontinued operations	-	0.23	0.13
Net income (loss)	$(1.10)	$1.07	$0.69

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Comprehensive Income
Years Ended December 31,

(In thousands)	2015	2014	2013

Net income (loss)	$(90,828)	$102,278	$65,323

Foreign currency translation adjustments	(26,284)	(22,508)	(8,750)

Comprehensive income (loss)	$(117,112)	$79,770	$56,573

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total

Balance at January 1, 2013	$957	$484,962	$(734)	$95,015	$(66,622)	513,578
Net income	-	-	-	65,323	-	65,323
Employee stock options, restricted stock and employee stock purchase plan	23	8,284	-	-	(2,120)	6,187
Stock-based compensation expense	-	9,699	-	-	-	9,699
Income tax effect, net, of employee stock related activity	-	1,730	-	-	-	1,730
Treasury shares purchased at cost	-	-	-	-	(6,713)	(6,713)
Foreign currency translation	-	-	(8,750)	-	-	(8,750)
Balance at December 31, 2013	980	504,675	(9,484)	160,338	(75,455)	581,054
Net income	-	-	-	102,278	-	102,278
Employee stock options, restricted stock and employee stock purchase plan	12	2,970	-	-	(1,335)	1,647
Stock-based compensation expense	-	12,411	-	-	-	12,411
Income tax effect, net, of employee stock related activity	-	1,172	-	-	-	1,172
Treasury shares purchased at cost	-	-	-	-	(50,596)	(50,596)
Foreign currency translation	-	-	(22,508)	-	-	(22,508)
Balance at December 31, 2014	992	521,228	(31,992)	262,616	(127,386)	625,458
Net loss	-	-	-	(90,828)	-	(90,828)
Employee stock options, restricted stock and employee stock purchase plan	2	(402)	-	-	(607)	(1,007)
Stock-based compensation expense	-	14,202	-	-	-	14,202
Income tax effect, net, of employee stock related activity	-	(412)	-	-	-	(412)
Foreign currency translation	-	-	(26,284)	-	-	(26,284)
Other	-	(870)	-	-	-	(870)
Balance at December 31, 2015	$994	$533,746	$(58,276)	$171,788	$(127,993)	$520,259

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.

Consolidated Statements of Cash Flows
Years Ended December 31,

(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(90,828)	$102,278	$65,323
Adjustments to reconcile net income to net cash provided by operations:
Impairments and other non-cash charges	75,508	-	176
Depreciation and amortization	43,917	42,030	44,198
Stock-based compensation expense	14,202	12,304	9,699
Provision for deferred income taxes	(503)	(2,328)	(7,832)
Net provision for doubtful accounts	1,886	1,252	416
Gain on sale of a business	-	(33,974)	-
Gain on sale of assets	(1,364)	(1,369)	(3,178)
Excess tax benefit from stock-based compensation	(204)	(1,278)	(2,146)
Change in assets and liabilities:
(Increase) decrease in receivables	122,399	(53,494)	32,172
(Increase) decrease in inventories	21,309	(14,136)	16,431
(Increase) decrease in other assets	1,191	(546)	4,574
Increase (decrease) in accounts payable	(31,974)	23,606	(17,733)
Increase (decrease) in accrued liabilities and other	(34,022)	14,828	9,803
Net cash provided by operating activities	121,517	89,173	151,903

Cash flows from investing activities:
Capital expenditures	(69,404)	(106,973)	(67,929)
Increase in restricted cash	(17,485)	-	-
Proceeds from sale of property, plant and equipment	2,523	3,205	1,313
Proceeds from sale of a business	-	89,766	13,329
Business acquisitions, net of cash acquired	-	-	(6,776)
Net cash used in investing activities	(84,366)	(14,002)	(60,063)

Cash flows from financing activities:
Borrowings on lines of credit	11,036	62,164	254,390
Payments on lines of credit	(12,544)	(62,445)	(328,086)
Debt issuance costs	(2,023)	-	-
Other financing activities	(1,673)	(467)	(25)
Proceeds from employee stock plans	553	3,442	8,328
Purchases of treasury stock	(2,283)	(53,130)	(9,281)
Excess tax benefit from stock-based compensation	204	1,278	2,146
Net cash used in financing activities	(6,730)	(49,158)	(72,528)

Effect of exchange rate changes on cash	(8,335)	(6,801)	(318)

Net increase in cash and cash equivalents	22,086	19,212	18,994
Cash and cash equivalents at beginning of year	85,052	65,840	46,846
Cash and cash equivalents at end of year	$107,138	$85,052	$65,840

Cash paid for:
Income taxes (net of refunds)	$10,866	$56,568	$31,101
Interest	$8,464	$9,865	$10,189

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

Restricted Cash.  Cash that is restricted as to withdrawal or usage is recognized as restricted cash.

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

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

For financial reporting purposes, depreciation is provided on property, plant and equipment, including assets held under capital leases, primarily utilizing the straight-line method over the following estimated useful service lives or lease term:

Computer hardware and office equipment	3	-	5	years
Computer software	3	-	10	years
Autos & light trucks	5	-	7	years
Furniture, fixtures & trailers	7	-	10	years
Composite mats (rental fleet)	7	-	12	years
Machinery and heavy equipment	5	-	15	years
Owned buildings	20	-	39	years
Leasehold improvements	Lease term, including reasonably assured renewal periods

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

We review property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess recoverability based on expected undiscounted future net cash flows. In estimating expected cash flows, we use a probability-weighted approach. Should the review indicate that the carrying value is not fully recoverable; the amount of impairment loss is determined by comparing the carrying value to the estimated fair value.

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

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Foreign Currency Translation.  The functional currency for substantially all international subsidiaries is their respective local currency. Financial statements for these international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rates in effect during the respective period for revenues and expenses. Exchange rate adjustments resulting from translation of foreign currency financial statements are reflected in accumulated other comprehensive loss in stockholders’ equity whereas exchange rate adjustments resulting from foreign currency denominated transactions are recorded in income. At December 31, 2015 and 2014, accumulated other comprehensive loss related to foreign subsidiaries reflected in stockholders’ equity amounted to $58.3 million and $32.0 million, respectively.

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

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April and August 2015, the FASB issued updated guidance that changes the presentation of debt issuance costs in financial statements. Under the new guidance, an entity is required to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, except for debt issuance costs related to revolving debt agreements, which may continue to be presented as an asset. Amortization of the costs will continue to be reported as interest expense. The new guidance would have been effective for us in the first quarter of 2016, however, as permitted, we elected to early adopt the new guidance retrospectively in 2015. As such, we have reclassified the presentation of debt issuance costs as a direct deduction from the related debt liability, except for debt issuance costs related to our revolving debt agreements, in each of the accompanying balance sheets and related disclosures.

In November 2015, the FASB issued updated guidance to simplify the balance sheet classification of deferred taxes. Under the new guidance, an entity is required to present deferred tax assets and liabilities as noncurrent in the balance sheet based on an analysis of each taxpaying component within a jurisdiction. The new guidance would have been effective for us in the first quarter of 2017, however, as permitted, we elected to early adopt the new guidance retrospectively in 2015. As such, we have reclassified the presentation of deferred tax assets and liabilities as noncurrent in each of the accompanying balance sheets and related disclosures.

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

In September 2015, the FASB issued updated guidance that eliminates the requirement to restate prior periods to reflect adjustments made to provisional amounts recognized in a business combination. The new guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new guidance is effective prospectively for us in the first quarter of 2016.

Note 2 — Discontinued Operations

In 2013, we initiated a process to sell our Environmental Services business, and in March of 2014 we completed the sale of the business for $100 million in cash, subject to adjustment based on actual working capital conveyed at closing. Cash proceeds from the sale were $89.8 million in 2014, net of transaction related expenses, including the adjustment related to final working capital conveyed at closing. The agreement significantly limits our post-closing environmental obligations, including those related to the waste transfer and disposal facilities. In addition, $8 million of the sales price was withheld in escrow associated with transaction representations, warranties and indemnities, with $4 million scheduled to be released at each of the nine-month and 18-month anniversary of the closing. In December 2014, the buyer made certain claims for indemnification under the terms of the agreement, which defers the release of the escrow funds until such claims are resolved. Further discussion of the buyer’s claims and related litigation is contained in Note 14. As a result of the sale transaction, we recorded a gain on the disposal of the business of $34.0 million ($22.1 million after-tax) in the first quarter of 2014. The results of operations for this business have been classified as discontinued operations for all periods presented.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized results of operations from discontinued operations are as follows:

(In thousands)	2014	2013

Revenues	$11,744	$65,002

Income from discontinued operations before income taxes	1,770	17,773
Income from discontinued operations, net of tax	1,152	12,701
Gain from disposal of discontinued operations before income taxes	33,974	-
Gain from disposal of discontinued operations, net of tax	22,117	-

Note 3 — Inventories

Inventories consisted of the following items at December 31:

(In thousands)	2015	2014

Raw materials:
Drilling fluids	$133,934	$152,076
Mats	657	1,531
Total raw materials	134,591	153,607

Blended drilling fluids components	25,343	40,971

Finished goods- mats	3,723	1,978

Total inventories	$163,657	$196,556

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

In the fourth quarter of 2015, we recognized a $2.2 million charge reported in cost of revenues to reduce the carrying value of diesel-based drilling fluid inventory in the Fluids Systems segment. The charge resulted from lower of cost or market adjustments due to the decline in selling prices for our diesel-based drilling fluid products coupled with declines in replacement costs of diesel fuel.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4 — Property, Plant and Equipment

Our investment in property, plant and equipment consisted of the following at December 31:

(In thousands)	2015	2014

Land	$11,613	$11,736
Buildings and improvements	122,514	98,492
Machinery and equipment	224,974	188,987
Computer hardware and software	29,688	27,431
Furnitures and fixtures	5,788	5,466
Construction in progress	20,950	40,628
	415,527	372,740
Less accumulated depreciation	(164,818)	(146,860)
	250,709	225,880

Composite mats (rental fleet)	100,341	90,321
Less accumulated depreciation-mats	(43,418)	(32,840)
	56,923	57,481

Property, plant and equipment, net	$307,632	$283,361

Depreciation expense was $39.3 million, $33.2 million and $29.4 million in 2015, 2014 and 2013, respectively.

In 2015, we incurred approximately $13 million of capital expenditures to complete the expansion of our mat manufacturing facility, located in Carencro, Louisiana, including a new research and development center, bringing our cumulative investment for this expansion project to approximately $46 million. In addition, we continued two capital investment projects announced in 2014 within the Fluids Systems segment. We invested approximately $20 million in a new fluid blending facility and distribution center located in Conroe, Texas, which will support the increasing demand for our proprietary fluid technologies, including our Evolution systems. This project was substantially completed in 2015 with the start-up of blending operations in early 2016. In addition, we are investing approximately $30 million to significantly expand existing capacity and upgrade the drilling fluids blending, storage and transfer capabilities in Fourchon, Louisiana, which serves the Gulf of Mexico deepwater market. This project is expected to be completed in 2016. Capital expenditures related to these two Fluids Systems projects were approximately $26 million in 2015.

In the fourth quarter of 2015, we recognized a $2.6 million charge reported in impairments and other charges related to assets at a Fluids Systems segment facility, following our decision to exit this facility.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5 — Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Fluids Systems	Mats and Integrated Services	Total

Balance at December 31, 2013	$74,591	$19,473	$94,064
Effects of foreign currency	(1,907)	(264)	(2,171)
Balance at December 31, 2014	72,684	19,209	91,893
Impairment	(70,720)	-	(70,720)
Effects of foreign currency	(1,964)	(200)	(2,164)
Balance at December 31, 2015	$-	$19,009	$19,009

Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if an indication of impairment exists. We determine any impairment of goodwill by comparing the carrying amounts of our reporting units with fair values, which we estimate using a combination of a market multiple and discounted cash flow approach. We also compare the aggregate fair values of our reporting units with our market capitalization. In the third quarter of 2015, primarily as a result of the ongoing weakness in commodity prices, further decreases in U.S. drilling activities, and increased expectations that the current weakness in U.S. drilling activities would persist for a longer period, along with a significant decline in the quoted market prices of our common stock, we considered these developments at that time to be an indicator of impairment that required us to complete an interim goodwill impairment evaluation. As such, during the third quarter of 2015, we estimated the fair values for each of our reporting units based on our current forecasts and expectations for market conditions at that time and determined that even though the estimated fair values for each reporting unit had decreased in 2015, each reporting unit’s fair value remained in excess of its net carrying value, and therefore, no impairment was required.

In the fourth quarter of 2015, we completed the annual evaluation of the carrying values of our goodwill and other indefinite-lived intangible assets as of November 1, 2015. As a result of the further decline in commodity prices and drilling activities in the fourth quarter, including the more prolonged projection of lower commodity prices and drilling activities, as well as the further decline in the quoted market prices of our common stock, we determined that the carrying value of our drilling fluids reporting unit exceeded its estimated fair value such that goodwill was potentially impaired. As a result, we completed the step two evaluation to measure the amount of goodwill impairment determining a full impairment of goodwill related to the drilling fluids reporting unit was required. As such, in the fourth quarter of 2015, we recorded a $70.7 million non-cash impairment charge to write-off the goodwill related to the drilling fluids reporting unit, which is included in impairments and other charges. In completing this annual evaluation as of November 1, 2015, we also determined that the Mats & Integrated Services reporting unit did not have a fair value below its net carrying value and therefore, no impairment was required.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other intangible assets consist of the following:

	December 31, 2015			December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Other intangible assets, net

Technology related	$5,077	$(3,600)	$1,477	$5,087	$(3,277)	$1,810
Customer related	28,069	(19,638)	8,431	35,910	(24,403)	11,507
Employment related	1,625	(975)	650	1,625	(650)	975
Total amortizing intangible assets	34,771	(24,213)	10,558	42,622	(28,330)	14,292

Permits and licenses	493	-	493	549	-	549
Trademarks	-	-	-	825	-	825
Total indefinite-lived intangible assets	493	-	493	1,374	-	1,374

Total intangible assets	$35,264	$(24,213)	$11,051	$43,996	$(28,330)	$15,666

Total amortization expense in 2015, 2014 and 2013 related to other intangible assets was $4.6 million, $8.0 million and $10.4 million, respectively.

In the fourth quarter of 2015, we reclassified $0.7 million of indefinite-lived trademarks to definite-lived intangible assets subject to future amortization, following our decision to transition from the use of these trademarks in certain international markets over the next few years.

Estimated future amortization expense for the years ended December 31 is as follows:

(In thousands)	2016	2017	2018	2019	2020	Thereafter	Total

Technology related	$223	$223	$223	$223	$195	$390	$1,477
Customer related	3,183	2,362	1,035	738	533	580	8,431
Employment related	325	325	-	-	-	-	650
Total future amortization expense	$3,731	$2,910	$1,258	$961	$728	$970	$10,558

The weighted average amortization period for technology related, customer related and employment related intangible assets is 15 years, 9 years and 5 years, respectively.

Note 6 — Financing arrangements

Financing arrangements consisted of the following at December 31, 2015 and 2014:

(In thousands)	2015	2014

Senior Notes	$172,497	$172,498
Debt issuance costs - Senior Notes	(1,296)	(2,036)
Revolving credit facility	-	-
Other	7,392	11,648
Total debt	$178,593	$182,110
Less: current portion	(7,382)	(11,648)
Long-term portion	$171,211	$170,462

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our financing arrangements include $172.5 million of unsecured convertible senior notes (“Senior Notes”) and a $150.0 million revolving credit facility which, subject to the conditions contained therein can be increased to a maximum capacity of $275.0 million. At December 31, 2015, we had no outstanding borrowings under the revolving credit facility. Additionally, our foreign operations had $7.4 million outstanding under lines of credit and other borrowings. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. In 2015, holders converted an insignificant amount of Senior Notes into shares of our common stock. We may not redeem the Senior Notes prior to their maturity date. In February 2016, we repurchased $11.2 million of our convertible senior notes in the open market for $9.2 million under our existing Board authorized repurchase program and will recognize a gain in 2016 for the difference in the amount paid and the net carrying value of the extinguished debt.

In March 2015, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a $200 million revolving loan facility available for borrowings and letters of credit and expires in March 2020. In December 2015, we entered into a First Amendment to Third Amended and Restated Credit Agreement (“Amendment”) decreasing the revolving loan facility to $150 million, modifying certain financial covenants through the first quarter of 2017, and modifying the borrowing cost and fee provisions. The Credit Agreement has a springing maturity date that will accelerate the maturity of the credit facility to June 2017 if the Senior Notes have not either been repurchased, redeemed, converted and/or refinanced in full or the Company has not provided sufficient funds to an escrow agent to repay the Senior Notes in full on their maturity date. Under the terms of the Amendment, we can elect to borrow at a variable interest rate either based on LIBOR plus a margin based on our consolidated leverage ratio, ranging from 175 to 325 basis points, or at a variable interest rate based on the greatest of: (a) prime rate, (b) the federal funds rate in effect plus 50 basis points, or (c) the Eurodollar rate for a Eurodollar Loan with a one-month interest period plus 100 basis points, in each case plus a margin ranging from 75 to 225 basis points based on our consolidated leverage ratio. The applicable margins on LIBOR borrowings and Eurodollar borrowings on December 31, 2015 were 250 and 150 basis points, respectively. In addition, we are required to pay a commitment fee on the unused portion of the Credit Agreement, as amended, ranging from 37.5 to 50.0 basis points, based on our consolidated leverage ratio. The applicable commitment fee on December 31, 2015 was 37.5 basis points. The Credit Agreement contains customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio. The Credit Agreement also limits the payment of dividends on our common stock, the repurchase of our common stock and the conversion, redemption, defeasance or refinancing of the Senior Notes.

Pursuant to the Amendment, a temporary increase has been made to the consolidated leverage ratio covenant, increasing the ratio from 4.0:1.0 to 5.5:1.0 through 2016, then reducing to 4.5 in the first quarter of 2017, and returning to 4.0 thereafter. During the same period, the senior secured leverage ratio covenant is being reduced from 3.0:1.0 to 2.0:1.0 through 2016, then increasing to 2.5 in the first quarter of 2017, and returning to 3.0 thereafter. The calculation for these two ratios has also been modified to allow for up to $10 million of adjustments for severance costs, as well as foreign exchange impacts related to our Brazilian intercompany financial restructuring. At December 31, 2015, we have not utilized any of this $10 million adjustment allowance in determining the available borrowing capacity under the Credit Agreement or in the calculation of the financial ratios disclosed below.

At December 31, 2015, considering our current financial covenant ratios disclosed below, we had $16.7 million of borrowing capacity available under our Credit Agreement, without taking into account any available adjustments described above, which, if utilized, could increase the availability under our Credit Agreement.  The Credit Agreement is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets. Additionally, the Credit Agreement is guaranteed by certain of our U.S. subsidiaries and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The financial covenants under our Credit Agreement following the December 2015 Amendment and the applicable ratios as of the dates indicated, are as follows:

	Covenant		December 31, 2015	September 30, 2015	December 31, 2014

Interest coverage ratio	2.50	minimum	3.90	9.62	17.63

Consolidated leverage ratio	5.50	maximum	5.03	2.07	1.12

Senior Secured leverage ratio	2.00	maximum	0.21	0.07	0.19

We were in compliance with all financial covenants as of December 31, 2015. However, continued compliance with our covenants, particularly the consolidated leverage ratio, is largely dependent on our ability to generate sufficient levels of EBITDA, as defined in the Credit Agreement, as amended, or reduce our debt levels. Based upon our current and expected financial condition, and our forecasted results of operations, we anticipate having difficulty remaining in compliance with the financial covenants as of the end of the first quarter and throughout 2016, particularly if market conditions deteriorate further. As a result, we have initiated discussions with our lead bank in an effort to explore our options, which may include a waiver or amendment to our Credit Agreement. Any waiver or amendment to the Credit Agreement may increase the cost of our borrowings and impose additional limitations over certain types of activities. However, there is no certainty that we will be able to obtain any such relief. Any failure to comply with such financial covenants would result in an event of default under our Credit Agreement if we are unable to obtain a waiver or amendment on a timely basis. While no amounts are currently outstanding under our Credit Agreement, an event of default would prevent us from borrowing under our Credit Agreement and could result in our having to immediately repay all amounts outstanding, if any, under our Credit Agreement. In the event any outstanding amounts of indebtedness in excess of $25 million are accelerated, this could also cause a default under our Senior Notes.

At December 31, 2015, we had letters of credit issued and outstanding which totaled $14.8 million that are collateralized by $15.5 million in restricted cash. Additionally, our foreign operations had $7.4 million outstanding under lines of credit and other borrowings, as well as $10.4 million outstanding in letters of credit and other guarantees with certain letters of credit that are collateralized by $2.0 million in restricted cash. At December 31, 2015, this restricted cash totaling $17.5 million was included in other current assets in the accompanying balance sheet.

Our foreign subsidiaries, primarily those in Italy, Brazil and India, maintain local credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs, as well as to reduce the net investment in foreign operations subject to foreign currency risk. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. The weighted average interest rate under these arrangements was 14.9% and 15.1% on total outstanding balances of $7.4 million and $11.4 million at December 31, 2015 and 2014, respectively.

We incurred net interest expense of $9.1 million, $10.4 million, and $11.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Capitalized interest was $1.1 million and $0.8 million for the years ended December 31, 2015 and 2014, respectively. Scheduled repayment of all long-term debt as of December 31, 2015 is $172.5 million in 2017.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7 — Fair Value of Financial Instruments and Concentrations of Credit Risk

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at December 31, 2015 and December 31, 2014. The estimated fair value of our Senior Notes was $154.4 million at December 31, 2015 and $192.3 million at December 31, 2014, based on quoted market prices at these respective dates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, trade accounts and notes receivable.  At December 31, 2015, substantially all of our cash deposits are held in accounts at numerous financial institutions across the various regions that we operate in. A majority of the cash is held in accounts that maintain deposit ratings of P-1 by Moody’s, A-1 by Standard and Poor’s, and F1 by Fitch.  As part of our investment strategy, we perform periodic evaluations of the relative credit standing of these financial institutions.

Accounts Receivable

Accounts receivable at December 31, 2015 and 2014 include the following:

(In thousands)	2015	2014

Gross trade receivables	$159,119	$299,962
Allowance for doubtful accounts	(7,189)	(5,458)
Net trade receivables	151,930	294,504

Income tax receivables	32,600	1,258
Other receivables	21,834	22,838

Total receivables, net	$206,364	$318,600

At December 31, 2015, income tax receivables includes approximately $29 million related to our decision to amend prior U.S. federal income tax returns and request a refund for the carryback of the U.S. federal tax losses incurred in 2015. Other receivables include $10.4 million and $13.3 million for value added, goods and service taxes related to foreign jurisdictions as of December 31, 2015 and 2014, respectively. In addition, other receivables at both December 31, 2015 and 2014 include $8.0 million associated with the 2014 sale of the Environmental Services business that is held in escrow as described in Note 2 above.

We derive a significant portion of our revenues from companies in the E&P industry, and our customer base is highly concentrated in mid-sized and international oil companies as well as government-owned or government-controlled oil companies operating in the markets that we serve. During the years ended December 31, 2015, 2014 and 2013, revenues from our 20 largest customers represented approximately 49%, 40% and 50%, respectively, of our consolidated revenues from continuing operations, although no single customer accounted for more than 10% of our consolidated revenues.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Changes in this allowance for 2015, 2014 and 2013 related to continuing operations, was as follows:

(In thousands)	2015	2014	2013
Balance at beginning of year	$5,458	$4,142	$3,950
Provision for uncollectible accounts	1,886	1,246	309
Write-offs, net of recoveries	(155)	70	(117)
Balance at end of year	$7,189	$5,458	$4,142

The Consolidated Statements of Cash Flows included in this Item 8 of these Financial Statements and Supplementary Data also includes an insignificant provision for uncollectible accounts related to the Environmental Services business that is classified as discontinued operations.

Note 8 — Income Taxes

The provision (benefit) for income taxes related to continuing operations was as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013

Current tax expense (benefit):
U.S. Federal	$(32,272)	$17,086	$24,275
State	(34)	2,170	1,595
Foreign	11,411	9,925	7,085
Total current	(20,895)	29,181	32,955

Deferred tax expense (benefit):
U.S. Federal	(2,624)	12,237	(2,057)
State	179	(174)	(598)
Foreign	1,942	(196)	(1,575)
Total deferred	(503)	11,867	(4,230)

Total provision (benefit)	$(21,398)	$41,048	$28,725

The total provision (benefit) was allocated to the following components of income (loss):

	Year Ended December 31,
(In thousands)	2015	2014	2013

Income (loss) from continuing operations	$(21,398)	$41,048	$28,725
Income from discontinued operations	-	12,475	5,072

Total provision (benefit)	$(21,398)	$53,523	$33,797

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income (loss) from continuing operations before income taxes was as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013

U.S.	$(122,082)	$88,964	$65,310
Foreign	9,856	31,093	16,037

Income (loss) from continuing operations before income taxes	$(112,226)	$120,057	$81,347

The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
	2015	2014	2013

Income tax expense (benefit) at federal statuatory rate	(35.0%)	35.0%	35.0%
Nondeductible expenses	2.8%	2.9%	4.3%
Goodwill impairment	15.7%	-	-
Manufacturing deduction	1.8%	(1.9%)	(2.5%)
Different rates on earnings of foreign operations	(3.6%)	(4.3%)	(4.6%)
Change in valuation allowance	2.8%	2.1%	3.0%
Uncertain tax positions	(2.2%)	0.6%	(0.8%)
State tax expense (benefit), net	(1.5%)	1.0%	0.5%
Other	0.1%	(1.2%)	0.4%

Total income tax expense (benefit)	(19.1%)	34.2%	35.3%

The Company’s effective tax rate in 2015 was primarily impacted by the impairment of non-deductible goodwill. In 2015, the income tax provision also includes a $4.4 million benefit associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary and a $2.2 million benefit from the release of U.S. tax reserves, following the expiration of statutes of limitation. In addition, the 2015 income tax provision includes a $4.6 million charge for increases to the valuation allowance for certain deferred tax assets, primarily related to our Australian subsidiary and certain U.S. state net operating losses, which may not be realized, as well as a $1.6 million charge relating to management’s election to carry back the 2015 U.S. federal tax losses to prior years.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

(In thousands)	2015	2014

Deferred tax assets:
Net operating losses	$14,800	$15,097
Capitalized inventory costs	6,717	4,250
Stock based compensation	6,460	5,467
Accruals not currently deductible	6,157	9,401
Unrealized foreign exchange	3,013	3,145
Foreign tax credits	2,558	862
Other	599	1,214
Total deferred tax assets	40,304	39,436
Valuation allowance	(16,780)	(15,353)
Total deferred tax assets, net of allowances	23,524	24,083

Deferred tax liabilities:
Accelerated depreciation and amortization	(38,034)	(40,308)
Tax on unremitted earnings	(7,181)	(6,680)
Other	(2,856)	(3,025)
Total deferred tax liabilities	(48,071)	(50,013)

Total net deferred tax liabilities	$(24,547)	$(25,930)

Non current deferred tax assets	$1,821	$1,857
Non current deferred tax liabilities	(26,368)	(27,787)
Net deferred tax liabilities	$(24,547)	$(25,930)

For state income tax purposes, we have net operating loss carryforwards (“NOLs”) of approximately $212.8 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in year 2018 through 2030. Foreign NOLs of approximately $14.2 million are available to reduce future taxable income, some of which expire beginning in 2016.

The realization of our net deferred tax assets is dependent on our ability to generate taxable income in future periods. At December 31, 2015 and December 31, 2014, we have recorded a valuation allowance in the amount of $16.8 million and $15.4 million, respectively, primarily related to certain U.S. state and foreign NOL carryforwards, including Brazil and Australia, which may not be realized.

Unremitted foreign earnings permanently reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $142.8 million and $133.3 million at December 31, 2015 and 2014, respectively. It is not practicable to determine the amount of federal income taxes, if any, that might become due if such earnings are repatriated. We have the ability and intent to leave these foreign earnings permanently reinvested abroad.

We file income tax returns in the United States and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2011 and for substantially all foreign jurisdictions for years prior to 2007. We are not currently under examination by any United States federal or state tax authorities, however, we are under examination by various tax authorities in other countries. We fully cooperate with all audits, but defend existing positions vigorously. These audits are in various stages of completion and certain foreign jurisdictions have challenged the amount of taxes due for certain tax periods. We evaluate the potential exposure associated with various filing positions and record a liability for tax contingencies as circumstances warrant. Although we believe all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and tax contingency accruals.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending provision for uncertain tax positions is as follows:

(In thousands)	2015	2014	2013

Balance at January 1	$3,786	$2,175	$2,753
Additions (reductions) for tax positions of prior years	(95)	1,604	(650)
Additions for tax positions of current year	-	7	72
Reductions for settlements with tax authorities	(575)	-	-
Reductions for lapse of statute of limitations	(2,697)	-	-
Balance at December 31	$419	$3,786	$2,175

Approximately $0.1 million of unrecognized tax benefits at December 31, 2015, if recognized, would favorably impact the effective tax rate. In 2015, we recognized a $2.2 million benefit to the income tax provision relating to uncertain tax positions for which the applicable statutes of limitation expired.

The Company recognizes accrued interest and penalties related to uncertain tax positions in operating expenses. During the year ended December 31, 2015 and 2014, the Company recognized approximately $0.1 million and $0.4 million, respectively in interest and penalties. In 2013, there was no interest and penalties recognized. The Company had approximately $0.1 million and $0.4 million for interest and penalties accrued at December 31, 2015 and 2014, respectively.

Note 9 — Capital Stock

Common stock

Changes in outstanding Common Stock were as follows:

(In thousands of shares)	2015	2014	2013

Outstanding, beginning of year	99,204	98,031	95,734
Shares issued upon exercise of options	104	540	1,386
Shares issued for grants of time vested restricted stock (net of cancellations)	69	633	911

Outstanding, end of year	99,377	99,204	98,031

Preferred stock

We are authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value. There was no outstanding preferred stock at December 31, 2015, 2014 or 2013.

Treasury stock

During 2015, 2014 and 2013, we repurchased 292,168, 215,760 and 222,175 shares, respectively, for an aggregate price of $2.3 million, $2.5 million and $2.6 million, respectively, representing employee shares surrendered in lieu of taxes under vesting of restricted stock awards. All of the shares repurchased are held as treasury stock.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2015, 2014 and 2013, we reissued 200,056, 155,650 and 67,622 shares of treasury stock pursuant to various stock plans, including our employee stock purchase plan and our 2014 Non-Employee Directors’ Restricted Stock Plan.

Repurchase program

In April 2013, our Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. This authorization was subsequently increased to $100.0 million in February 2014. In September 2015, our Board of Directors expanded the repurchase program to include the repurchase of our convertible senior notes, in addition to outstanding shares of common stock. The repurchase program has no specific term. The Company may repurchase shares or convertible senior notes in the open market or as otherwise determined by management, subject to market conditions, business opportunities, limiatations under our existing Credit Agreement and other factors. Repurchases are expected to be funded from operating cash flows and available cash on-hand. Subject to continued covenant compliance, funds under our existing Credit Agreement could also be available for such repurchases. As part of the share repurchase program, the Company’s management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.

There were no repurchases under the program during 2015. During the years ended December 31, 2014 and 2013, we repurchased shares of the Company’s common stock under this program totaling 4,317,278 and 562,341 shares, respectively for an average price per share, including commissions, of $11.72 and $11.94, respectively. As of December 31, 2015, there was $42.7 million of authorization remaining under the program.

In February 2016, we repurchased $11.2 million of our convertible senior notes in the open market for $9.2 million. This repurchase was made under our existing Board authorized repurchase program discussed above. As of February 26, 2016, we had $33.5 million of authorization remaining under the program.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 — Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share from continuing operations:

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013

Basic EPS:
Income (loss) from continuing operations	$(90,828)	$79,009	$52,622

Weighted average number of common shares outstanding	82,722	82,999	85,095

Basic income (loss) from continuing operations per common share	$(1.10)	$0.95	$0.62

Diluted EPS:
Income (loss) from continuing operations	$(90,828)	$79,009	$52,622
Assumed conversions of Senior Notes	-	5,091	5,005
Adjusted income (loss) from continuing operations	$(90,828)	$84,100	$57,627

Weighted average number of common shares outstanding-basic	82,722	82,999	85,095
Add: Dilutive effect of stock options and restricted stock awards	-	1,733	1,767
Dilutive effect of Senior Notes	-	15,682	15,682

Diluted weighted average number of common shares outstanding	82,722	100,414	102,544

Diluted income (loss) from continuing operations per common share	$(1.10)	$0.84	$0.56

Stock options and restricted stock excluded from calculation of diluted earnings per share because anti-dilutive for the period	3,884	788	415

For the year ended December 31, 2015, we excluded all potentially dilutive stock options and restricted stock as well as the assumed conversion of the Senior Notes in calculating diluted earnings per share as the effect was anti-dilutive.

Note 11 — Stock Based Compensation and Other Benefit Plans

The following describes stockholder approved plans utilized by the Company for the issuance of stock based awards.

2014 Non-Employee Directors’ Restricted Stock Plan

In May 2014, our stockholders approved the 2014 Non-Employee Directors’ Restricted Stock Plan (the “2014 Director Plan”) which authorizes grants of restricted stock to non-employee directors based on a pre-determined dollar amount on the date of each annual meeting of stockholders. The pre-determined dollar amount for determining the number of restricted shares granted is subject to change by the Board of Directors or its committee but is initially set at $150,000 for each non-employee director, except for the Chairman of the Board who will receive an annual grant of restricted shares equal to $170,000. Each restricted share granted to a non-employee director vests in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant. During 2015, non-employee directors received shares of restricted stock totaling 102,218 shares at a weighted average fair value on the date of grant of $9.00 per share.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The maximum number of shares of common stock issuable under the 2014 Director Plan is 1,000,000 leaving 815,933 shares available for grant as of December 31, 2015.

2015 Equity Incentive Plan

In May 2015, our stockholders approved the 2015 Employee Equity Incentive Plan (“2015 Plan”), pursuant to which the Compensation Committee of our Board of Directors (“Compensation Committee”) may grant to key employees, including executive officers and other corporate and divisional officers, a variety of forms of equity-based compensation, including options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards, and performance-based awards. The maximum number of shares of common stock issuable under the 2015 Plan is 6,000,000. Under the 2015 Plan, grants of stock options and stock appreciation rights will reduce the number of available shares on a 1 to 1 basis, while full value awards will reduce the number of available shares on a 1.85 to 1 basis. At December 31, 2015, 2,975,525 shares remained available for award under the 2015 Plan.

Prior to approval of the 2015 Plan, equity-based compensation was provided pursuant to the 2006 Equity Incentive Plan (“2006 Plan”). No additional grants of equity-based compensation may be granted under the 2006 Plan following approval of the 2015 Plan, however, unexpired options and other awards previously granted continue in effect in accordance with their terms until they vest or are otherwise exercised or expire.

The Compensation Committee approves the granting of all stock based compensation to employees, utilizing shares available under the 2015 Plan. Activity under each of these programs is described below.

Stock Options & Cash-Settled Stock Appreciation Rights

Stock options granted by the Compensation Committee are generally granted with a three year vesting period and a term of ten years. During 2015, 695,698 options were granted with a three year vesting period and a ten year term. The exercise price of each stock option granted was equal to the fair market value on the date of grant.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes activity for our outstanding stock options for the year ended December 31, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at beginning of period	3,342,015	$7.67
Granted	695,698	9.00
Exercised	(104,339)	5.30
Expired or cancelled	(45,541)	8.94
Outstanding at end of period	3,887,833	$7.96	6.20	$877,383

Vested or expected to vest at end of period	3,831,985	$7.93	6.16	$877,383
Options exercisable at end of period	2,715,043	$7.10	5.06	$877,383

We estimated the fair value of options granted on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2015	2014	2013

Risk-free interest rate	1.57%	1.53%	1.02%
Expected life of the option in years	5.22	5.22	5.22
Expected volatility	47.3%	48.6%	53.7%
Dividend yield	-	-	-

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

The following table summarizes information about the weighted-average exercise price and the weighted-average grant date fair value of stock options granted:

	Year Ended December 31,
	2015	2014	2013

Weighted-average exercise price of the stock on the date of grant	$9.00	$11.20	$11.43
Weighted-average grant date fair value on the date of grant	$3.91	$4.97	$5.42

All stock options granted for the years ended December 31, 2015, 2014 and 2013 reflected an exercise price equal to the market value of the stock on the date of grant.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total intrinsic value of options exercised was $0.3 million, $3.2 million and $6.1 million for the years ended December 31, 2015, 2014 and 2013, while cash from option exercises totaled $0.6 million, $3.4 million and $8.3 million, respectively.

The following table summarizes activity for outstanding cash-settled stock appreciation rights for the year-ended December 31, 2015:

Rights

Outstanding at beginning of period	107,133
Exercised	-
Expired or cancelled	(4,000)
Outstanding at end of period	103,133

Exercisable at end of period	103,133

During 2015, there were no additional grants of cash-settled stock appreciation rights. The remaining outstanding cash-settled stock appreciation rights, if exercised, will ultimately be settled in cash for the difference between market value of our outstanding shares at the date of exercise, and $7.89. As such, the projected cash settlement is adjusted each period based upon the ending fair market value of the underlying stock. At December 31, 2015, the fair market value of each cash-settled stock appreciation right was $1.04, resulting in a liability of $0.1 million.

Total compensation cost recognized for stock options and cash-settled stock appreciation rights during the years ended December 31, 2015, 2014 and 2013 was $2.6 million, $2.6 million and $3.3 million, respectively. For the years ended December 31, 2015, 2014 and 2013, we recognized tax benefits resulting from the exercise of stock options totaling $0.1 million, $1.0 million and $1.9 million, respectively.

Performance-Based Restricted Stock Units & Cash-Settled Performance-Based Restricted Stock Units

The Compensation Committee may use various business criteria to set the performance objectives for awards of performance-based restricted stock units. During 2015, 2014 and 2013, performance-based awards were awarded to executive officers. The performance-based restricted stock units will be settled in shares of common stock and will be based on the relative ranking of the Company’s total shareholder return (“TSR”) as compared to the TSR of the Company’s designated peer group over a three year period. During 2015, a total of 136,881 performance-based restricted stock units at target were granted with the payout of shares for each executive ranging from 0%-150% of target. The performance period began June 1, 2015 and ends May 31, 2018, with the ending TSR price being equal to the average closing price of our shares over the 30-calendar days ending May 31, 2018. During 2014, a total of 110,497 performance-based restricted stock units at target were granted with the payout of shares for each executive ranging from 0%-150% of target. The performance period began June 1, 2014 and ends May 31, 2017, with the ending TSR price being equal to the average closing price of our shares over the 30-calendar days ending May 31, 2017. During 2013, a total of 149,532 performance-based restricted stock units were granted with the payout of shares for each executive ranging from 0%-150% of target. The performance period began May 3, 2013 and ends June 1, 2016, with the ending TSR price being equal to the average closing price of our shares over the 30-calendar days ending June 1, 2016.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes activity for outstanding performance-based restricted stock units for the year-ended December 31, 2015:

Nonvested Shares (Performance-Based)	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of period	198,448	$12.82
Granted	136,881	10.06
Forfeited	-
Outstanding at the end of period	335,329	$11.69

	Year Ended December 31,
	2015	2014	2013

Estimated fair value at date of grant	$10.06	$12.55	$13.11

We estimated the fair value of each restricted stock unit at the date of grant using the Monte Carlo valuation model, with the following weighted average assumptions:

	Year Ended December 31,
	2015		2014		2013

Risk-free interest rate	1.02%		0.81%		0.52%
Average closing price	$8.96	(1)	$11.28	(2)	$11.33 (3)
Expected volatility	38.4%		44.5%		53.6%
Dividend yield	-		-		-

(1)	Average closing price of our shares over the 30-calendar days ending May 19, 2015.

(2)	Average closing price of our shares over the 30-calendar days ending May 16, 2014.

(3)	Average closing price of our shares over the 30-calendar days ending June 3, 2013.

During 2015, 2014 and 2013, $1.1 million, $0.5 million and $0.4 million in compensation cost was recognized for performance-based restricted stock units, respectively.

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

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the activity for our outstanding time-vested restricted stock awards and restricted stock units for the year-ended December 31, 2015.

Nonvested Shares (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2015	1,722,899	$10.58
Granted	142,218	9.10
Vested	(932,161)	9.95
Forfeited	(51,611)	10.60
Nonvested at December 31, 2015	881,345	$11.00

Nonvested Share Units (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2015	158,878	$10.22
Granted	1,074,937	8.95
Vested	(80,257)	9.20
Forfeited	(20,015)	9.12
Nonvested at December 31, 2015	1,133,543	$9.11

Total compensation cost recognized for restricted stock awards and restricted stock units was $10.1 million, $8.6 million and $6.7 million for the years ended December 31, 2015, 2014 and 2013 respectively. Total unrecognized compensation cost at December 31, 2015 related to restricted stock awards and restricted stock units is approximately $14.0 million which is expected to be recognized over the next 1.9 years. During the years ended December 31, 2015, 2014 and 2013, the total fair value of shares vested was $8.1 million, $9.0 million and $9.5 million, respectively.

For the years ended December 31, 2015, 2014 and 2013, we recognized tax benefits resulting from the vesting of restricted share awards totaling $2.0 million, $2.8 million and $3.0 million, respectively.

Defined Contribution Plan

Substantially all of our U.S. employees are covered by a defined contribution plan (“401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined in the 401(k) Plan. Participants’ contributions, up to 3% of compensation, are matched 100% by us, and the participants’ contributions, from 3% to 6% of compensation, are matched 50% by us. Under the 401(k) Plan, our cash contributions were $3.2 million, $3.6 million and $3.4 million in 2015, 2014 and 2013, respectively. In response to the continuing decline in activity in early 2016, we have initiated additional cost reduction programs which include the temporary elimination of our 401(k) matching contribution beginning in March 2016.

Note 12 — Segment and Related Information

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

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We also have industrial mineral grinding operations for barite, a critical raw material in drilling fluids products, which serve to support our activity in the North American drilling fluids market. We grind barite and other industrial minerals at four facilities, including locations in Texas, Louisiana and Tennessee. We use the resulting products in our drilling fluids business, and also sell them to third party users, including other drilling fluids companies. We also sell a variety of other minerals, principally to third party industrial (non-oil and gas) markets.

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

Historically, our marketing efforts for the sale of composite mats remained focused in principal oil and gas industry markets outside the U.S., as well as markets outside the E&P sector in the U.S. and Europe. We believe these mats have worldwide applications outside our traditional oilfield market, primarily in infrastructure construction, maintenance and upgrades of pipelines and electric utility transmission lines, and as temporary roads for movement of oversized or unusually heavy loads. In late 2013, we announced plans to significantly expand our manufacturing facility, in order to support our efforts to expand our markets globally. This project was completed in 2015, which nearly doubled our manufacturing capacity and significantly expanded our research and development capabilities.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized financial information concerning our reportable segments is shown in the following tables:

	Year Ended December 31,
(In thousands)	2015	2014	2013

Revenues
Fluids Systems	$581,136	$965,049	$926,392
Mats and Integrated Services	95,729	153,367	115,964
Total Revenues	$676,865	$1,118,416	$1,042,356

Depreciation and Amortization
Fluids Systems	$22,108	$22,934	$26,679
Mats and Integrated Services	18,869	15,507	10,501
Corporate Office	2,940	2,734	2,584
Total Depreciation and Amortization	$43,917	$41,175	$39,764

Operating Income (loss)
Fluids Systems	$(86,770)	$95,600	$72,604
Mats and Integrated Services	24,949	70,526	49,394
Corporate Office	(37,278)	(35,530)	(27,553)
Operating Income (loss)	$(99,099)	$130,596	$94,445

Segment Assets
Fluids Systems	$549,827	$778,148	$733,340
Mats and Integrated Services	172,415	175,318	112,619
Assets of discontinued operations	-	-	79,020
Corporate	126,651	54,206	29,939
Total Assets	$848,893	$1,007,672	$954,918

Capital Expenditures
Fluids Systems	$40,533	$36,626	$39,316
Mats and Integrated Services	27,456	64,101	26,455
Corporate	1,415	5,215	464
Total Capital Expenditures	$69,404	$105,942	$66,235

In response to the significant declines in activity, we initiated cost reduction programs in the first quarter of 2015, including workforce reductions, reduced discretionary spending, and temporary salary freezes for substantially all employees, including executive officers, and have continued these efforts throughout 2015. In September 2015, we also initiated a voluntary retirement program with certain eligible employees in the United States for retirement dates ranging from the fourth quarter of 2015 through the third quarter of 2016. As part of these cost reduction programs, we have reduced our North American employee base by 436 (approximately 34%) in 2015 in addition to eliminating substantially all contract positions. As a result of these termination programs, our 2015 operating results include $8.2 million of charges associated with employee termination costs with $5.7 million reported in cost of revenues and $2.5 million reported in selling, general and administrative expenses. The employee termination costs include $7.2 million in Fluids Systems, $0.7 million in Mats and Integrated Services and $0.3 million in our corporate office. Accrued employee termination costs at December 31, 2015 are $3.3 million and are expected to be substantially paid in the first half of 2016. Additional employee termination costs of $0.7 million associated with the voluntary retirement program will be recognized in 2016.

During the fourth quarter of 2015, a total of $80.5 million of charges were included in operating loss for the reduction in value of certain assets and the pending resolution of certain wage and hour litigation claims. The Fluids Systems segment operating results include $75.5 million of these charges including a $70.7 million non-cash impairment of goodwill, a $2.6 million non-cash impairment of assets, following our decision to exit a facility, and a $2.2 million charge to reduce the carrying value of diesel-based drilling fluid inventory. In addition, corporate office expenses include a $5.0 million charge for the pending resolution of certain wage and hour litigation claims and related costs. In our 2015 consolidated statement of operations, a total of $78.3 million of these charges are reported in impairments and other charges with the $2.2 million charge for the write-down of inventory being reported in cost of revenues.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Consolidated Statements of Cash Flows included in this Item 8 of these Financial Statements and Supplementary Data include $0.9 million and $4.4 million in depreciation and amortization expense and capital expenditures of $1.0 million and $1.7 million for 2014 and 2013, respectively, related to the Environmental Services business sold in 2014 that are classified as discontinued operations.

The following table sets forth geographic information for our operations. Revenues by geographic location are determined based on the operating location from which services are rendered or products are sold.

	Year Ended December 31,
(In thousands)	2015	2014	2013

Revenue
United States	$384,147	$748,845	$717,263
Canada	52,851	79,516	47,559
EMEA	174,524	177,244	141,535
Latin America	47,240	85,244	99,587
Asia Pacific	18,103	27,567	36,412
Total Revenue	$676,865	$1,118,416	$1,042,356

Long-Lived Assets
United States	$275,109	$294,762	$247,947
Canada	552	10,044	10,862
EMEA	50,759	55,560	44,262
Latin America	4,543	6,635	9,852
Asia Pacific	9,731	25,991	27,241
Total Long-Lived Assets	$340,694	$392,992	$340,164

No single customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2015, 2014 or 2013.

Note 13 — Supplemental Cash Flow and Other Information

Accounts payable and accrued liabilities at December 31, 2015, 2014, and 2013, included accruals for capital expenditures of $3.9 million, $1.2 million, and $1.5 million, respectively.

Accrued liabilities at December 31, 2015 and 2014 were $45.8 million and $52.8 million, respectively. The balance at December 31, 2015 and December 31, 2014 included $15.1 million and $25.9 million for employee incentives and other compensation related expenses, respectively.

Note 14 — Commitments and Contingencies

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Wage and Hour Litigation

During the second quarter of 2014, a lawsuit was filed by Jesse Davida, a former employee, in Federal Court in Texas against Newpark Drilling Fluids LLC, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff seeks damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and pay them on an hourly basis (including overtime). The plaintiff seeks recovery on his own behalf, and seeks certification of a class of similarly situated employees. The Court conditionally certified a class of plaintiffs as those working as fluid service technicians for Newpark Drilling Fluids for the prior three years. Notification was given to 658 current and former fluid service technician employees of Newpark regarding this litigation and those individuals were given the opportunity to “opt-in” to the Davida litigation. The opt-in period closed in early May of 2015 and a total of 91 individuals joined the Davida litigation. Counsel for the plaintiffs moved to add state law class action claims for current and former fluid service technicians that worked for Newpark Drilling Fluids in New York, North Dakota, Ohio and Pennsylvania. The Court granted the motion, but gave Newpark the right to file a motion to dismiss these state law claims, and that motion is pending. Among other reasons, we sought dismissal of those state law claims on the basis that an insufficient number of employees are located in those states to support a class action. We expect that the effect of the additional state law claims (excluding New York and Ohio claims) would be to include in the litigation approximately 48 current and former fluid service technicians who worked in Pennsylvania, and approximately 41 current and former fluid service technicians who worked in North Dakota. Discovery is in process with the trial currently being scheduled for September 2016.

A second case was filed by Josh Christensen in the fourth quarter of 2014, in Federal Court in Texas alleging that individuals treated as independent contractors should have been classified as employees and, as such, are entitled to assert claims for alleged violations of the FLSA (similar to the claims asserted in the Davida matter). Five additional plaintiffs joined this litigation after it was filed. In March of 2015, the Court denied the plaintiffs’ motion for conditional class certification. Counsel for the plaintiffs did not appeal that ruling and have now filed individual cases for each of the original opt-in plaintiffs plus two new plaintiffs, leaving a total of eight independent contractor cases pending. Preliminary discovery has occurred in these cases.

In the fourth quarter of 2015, the same counsel representing the plaintiff’s in Davida and the Christiansen-related cases filed two additional individual FLSA cases on behalf of former fluid service technician employees. These cases are similar in nature to the Davida case discussed above.

Beginning in November 2015, we engaged in settlement discussions with counsel for the plaintiffs in the pending wage and hour litigation cases described above. Following mediation in January of 2016, the parties reached an agreement to settle all of the pending matters, subject to a number of conditions, including approval by the Court in the Davida case, and the dismissal of the other FLSA cases (Christiansen-related lawsuits and individual FLSA cases). Subject to these conditions, current and former fluid service technician employees that are eligible for the settlement will be notified of the pending resolution and given an opportunity to participate in the settlement. The amount paid to any eligible individual will vary based on a formula that takes into account the number of workweeks and salary for the individual during the time period covered by the settlement (which can vary based upon several factors). Any eligible individual that elects to participate in the settlement will release all wage and hour claims against the Company. As a result of the settlement negotiations, we recognized a $5.0 million charge in the fourth quarter of 2015 related to the pending resolution of these wage and hour litigation claims, which is included in impairments and other charges. We expect to fund the settlement amount in the first half of 2016, subject to the conditions described above. The settlement fund will be administered by a third party who will make payments to eligible individuals that elect to participate, in accordance with a formula incorporated into the pending settlement agreement. In addition, under the terms of the pending settlement agreement, if settlement funds remain after all payments are made to eligible individuals that elect to participate in the settlement, such excess amount will be shared by the participating individuals and Newpark Drilling Fluids. The amount of excess funds, if any, is not currently determinable.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Escrow Claims Related to Sale of Environmental Services Business

Under the terms of the March 2014 sale of the Environmental Services business to Ecoserv, LLC (“Ecoserv”), $8 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the sale agreement. For the amount withheld in escrow, $4 million was scheduled for release to Newpark at each of the nine-month and 18-month anniversary of the closing. In December, 2014, we received a letter from counsel for Ecoserv asserting that we had breached certain representations and warranties contained in the sale agreement; including failing to disclose service work performed on injection wells and increased barge rental costs. The letter indicated that Ecoserv expected the costs associated with these claims to exceed the escrow amount. Following a further exchange of letters, in July of 2015, we filed a declaratory judgment action against Ecoserv in state court in Harris County, Texas, seeking release of the escrow funds. Thereafter, Ecoserv filed a counterclaim seeking recovery of the escrow funds based on the alleged breach of representations and warranties. Ecoserv also alleges that we committed fraud in connection with the sale transaction. We believe there is no basis in the agreement or on the facts to support the claims asserted by Ecoserv and intend to vigorously defend our position, while pursuing release of the entire $8 million escrow. Discovery has commenced between the parties.

Leases

We lease various manufacturing facilities, warehouses, office space, machinery and equipment, including transportation equipment, under operating leases with remaining terms ranging from one to eleven years, with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were approximately $22.6 million, $25.5 million and $24.5 million in 2015, 2014 and 2013, respectively.

Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year are included in the table below. Future minimum payments under capital leases are not significant.

(In thousands)
2016	$8,648
2017	6,324
2018	4,794
2019	3,976
2020	3,636
Thereafter	12,688
$40,066

Other

In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $3.3 million and $3.5 million at December 31, 2015 and 2014, respectively. We also had $0.4 million and $0.4 million in guarantee obligations in connection with facility closure bonds and other performance bonds issued by insurance companies outstanding as of December 31, 2015 and 2014, respectively.

Other than normal operating leases for office and warehouse space, rolling stock and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

We are self-insured for health claims, subject to certain “stop loss” insurance policies. Claims in excess of $250,000 per incident are insured by third-party insurers. We had accrued liabilities of $1.0 million and $1.8 million for unpaid claims incurred, based on historical experience at December 31, 2015 and 2014, respectively. Substantially all of these estimated claims are expected to be paid within six months of their occurrence.

NEWPARK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We are self-insured for certain workers’ compensation, auto and general liability claims up to a certain policy limit. Claims in excess of $750,000 are insured by third-party reinsurers. At December 31, 2015 and 2014, we had accrued liabilities of $2.5 million and $2.4 million, respectively, for the uninsured portion of claims.

We maintain accrued liabilities for asset retirement obligations, which represent obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. Our asset retirement obligations primarily relate to required expenditures associated with owned and leased facilities. Upon settlement of the liability, a gain or loss for any difference between the settlement amount and the liability recorded is recognized. As of December 31, 2015 and 2014, we had accrued asset retirement obligations of $0.8 million and $0.6 million, respectively.

Note 15 — Supplemental Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2015
Revenues	$208,464	$163,644	$154,170	$150,587
Operating income (loss)	6,128	(1,682)	(9,263)	(94,282)
Income (loss) from continuing operations	993	(4,254)	(4,471)	(83,096)
Net income (loss)	993	(4,254)	(4,471)	(83,096)

Income (loss) per common share -basic:
Income (loss) from continuing operations	0.01	(0.05)	(0.05)	(1.00)
Net income (loss)	0.01	(0.05)	(0.05)	(1.00)

Income (loss) per common share -diluted:
Income (loss) from continuing operations	0.01	(0.05)	(0.05)	(1.00)
Net income (loss)	0.01	(0.05)	(0.05)	(1.00)

Fiscal Year 2014
Revenues	$242,824	$272,466	$296,964	$306,162
Operating income	20,757	31,816	39,432	38,591
Income from continuing operations	11,742	20,329	23,492	23,446
Net income	35,011	20,329	23,492	23,446

Income per common share -basic:
Income from continuing operations	0.14	0.24	0.29	0.29
Net income	0.41	0.24	0.29	0.29

Income per common share -diluted:
Income from continuing operations	0.13	0.21	0.25	0.25
Net income	0.36	0.21	0.25	0.25

During the fourth quarter of 2015, a total of $80.5 million of charges were included in operating loss for the reduction in value of certain assets and the pending resolution of certain wage and hour litigation claims. The Fluids Systems segment operating results include $75.5 million of these charges including a $70.7 million non-cash impairment of goodwill, a $2.6 million non-cash impairment of assets, following our decision to exit a facility, and a $2.2 million charge to reduce the carrying value of diesel-based drilling fluid inventory. In addition, corporate office expenses include a $5.0 million charge for the pending resolution of certain wage and hour litigation claims and related costs. In our 2015 consolidated statement of operations, a total of $78.3 million of these charges are reported in impairments and other charges with the $2.2 million charge for the write-down of inventory being reported in cost of revenues.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2015.

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making its assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Control — Integrated Framework (2013).” We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

                 /s/  Paul L. Howes

Paul L. Howes

President, Chief Executive Officer

                 /s/  Gregg S. Piontek

Gregg S. Piontek

Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Newpark Resources, Inc.

The Woodlands, Texas

We have audited the internal control over financial reporting of Newpark Resources, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 26, 2016

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The information required by this Item is incorporated by reference to the “Executive Officers” and “Election of Directors” sections of the definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders.

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

The information required by this Item is incorporated by reference to the “Executive Compensation” section of the definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the “Ownership of Common Stock” section of the definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the “Related Person Transactions” and “Director Independence” sections of the definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the “Independent Auditor” section of the definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders.

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

*10.2

Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).

*10.3

Amended and Restated Employment Agreement, dated as of December 31, 2008, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2009 (SEC File No. 001-02960).

10.4

Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).

10.5	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).

*10.6

Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).

*10.7

Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).

*10.8

Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated April 20, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).

10.9

Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).

*10.10

First Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).

*10.11

Newpark Resources, Inc., 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).

*10.12

Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).

*10.13

Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated April 20, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

*10.14

Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated April 22, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

*10.15

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

*10.17

Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated November 30, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).

*10.18

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

*10.20

Change in Control Agreement dated as of October 15, 2010, by and between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 18, 2010 (SEC File No. 001-02960).

*10.21	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).

†*10.22	Director Compensation Summary.

*10.23

Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on August 14, 2009 (SEC File No. 333-161378).

*10.24

Amendment No. 1 to the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.25

Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.26

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

10.30

Indemnification Agreement, dated October 26, 2011, between Gregg S. Piontek and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2011 (SEC File No. 001-02960).

*10.31

Form of Restricted Stock Unit for Participants Outside the United States under the 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.32

Form of Non-Qualified Stock Option Agreement for Participants Outside the United States under the 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.33

Second Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.34

Amendment to Employment Agreement, dated December 31, 2012, between Mark Airola and Newpark Resources, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2013 (SEC File No. 001-02960).

*10.35

Amendment to Employment Agreement, dated December 31, 2012, between Bruce Smith and Newpark Resources, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2013 (SEC File No. 001-02960).

10.36

Membership Interests Purchase Agreement, dated February 10, 2014, by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC and ecoserv, LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on April 25, 2014 (SEC File No. 001-02960).

*10.37

Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

*10.38

Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

10.39	Form of Indemnification Agreement, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on July 25, 2014 (SEC File No. 001-02960).

10.40

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

*10.41	Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

*10.42

Form of Restricted Stock Agreement (time vested) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

*10.43

Form of Restricted Stock Unit Agreement (performance-based) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

*10.44

Form of Restricted Stock Unit Agreement (retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

*10.45

Form of Restricted Stock Unit Agreement (not retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

*10.46

Form of Restricted Stock Unit Agreement (international) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

*10.47

Form of Non-Qualified Stock Option Agreement (retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

*10.48

Form of Non-Qualified Stock Option Agreement (not retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

*10.49

Form of Non-Qualified Stock Option Agreement (international) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

10.50

First Amendment to Third Amended and Restated Credit Agreement, dated December 18, 2015, by and among Newpark Resources, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, National Association, as Documentation Agent, and the lenders who are parties thereto, incorporate by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 21, 2015 (SEC File No. 001-02960).

*10.51

Amendment to Amended and Restated Employment Agreement dated as of February 16, 2016, between Newpark Resources, Inc. and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

*10.52

Amendment to Employment Agreement dated as of February 16, 2016 between Newpark Resources, Inc. and Gregg S. Piontek, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

*10.53

Amendment to Employment Agreement dated February 16, 2016 between Newpark Resources, Inc. and Bruce C. Smith, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

*10.54

Amendment to Employment Agreement dated February 16, 2016 between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

*10.55

Amendment to Employment Agreement dated February 16, 2016 between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

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

Dated: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul L. Howes	President, Chief Executive Officer and Director	February 26, 2016
Paul L. Howes	(Principal Executive Officer)

/s/ Gregg S. Piontek	Vice President and Chief Financial Officer	February 26, 2016
Gregg S. Piontek	(Principal Financial Officer)

/s/ Douglas L. White	Corporate Controller and Chief Accounting Officer	February 26, 2016
Douglas L. White	(Principal Accounting Officer)

/s/ David C. Anderson	Chairman of the Board	February 26, 2016
David C. Anderson

/s/ Anthony J. Best	Director, Member of the Audit Committee	February 26, 2016
Anthony J. Best

/s/ G. Stephen Finley	Director, Member of the Audit Committee	February 26, 2016
G. Stephen Finley

/s/ Roderick A. Larson	Director, Member of the Audit Committee	February 26, 2016
Roderick A. Larson

/s/ James W. McFarland	Director, Member of the Audit Committee	February 26, 2016
James W. McFarland

/s/ Gary L. Warren	Director, Member of the Audit Committee	February 26, 2016
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

*10.2

Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).

*10.3

Amended and Restated Employment Agreement, dated as of December 31, 2008, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2009 (SEC File No. 001-02960).

10.4

Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).

10.5	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).

*10.6

Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).

*10.7

Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).

*10.8

Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated April 20, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).

10.9

Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).

*10.10

First Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 10, 2009 (SEC File No. 001-02960).

*10.11

Newpark Resources, Inc., 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).

*10.12

Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).

*10.13

Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated April 20, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

*10.14

Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated April 22, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

*10.15

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

*10.17

Extension Letter Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated November 30, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 7, 2009 (SEC File No. 001-02960).

*10.18

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

*10.20

Change in Control Agreement dated as of October 15, 2010, by and between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 18, 2010 (SEC File No. 001-02960).

*10.21	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).

†*10.22	Director Compensation Summary.

*10.23

Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on August 14, 2009 (SEC File No. 333-161378).

*10.24

Amendment No. 1 to the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.25

Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.26

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

10.30

Indemnification Agreement, dated October 26, 2011, between Gregg S. Piontek and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2011 (SEC File No. 001-02960).

*10.31

Form of Restricted Stock Unit for Participants Outside the United States under the 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.32

Form of Non-Qualified Stock Option Agreement for Participants Outside the United States under the 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.33

Second Amendment to the Newpark Resources, Inc. Amended and Restated Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.34

Amendment to Employment Agreement, dated December 31, 2012, between Mark Airola and Newpark Resources, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2013 (SEC File No. 001-02960).

*10.35

Amendment to Employment Agreement, dated December 31, 2012, between Bruce Smith and Newpark Resources, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2013 (SEC File No. 001-02960).

10.36

Membership Interests Purchase Agreement, dated February 10, 2014, by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC and ecoserv, LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on April 25, 2014 (SEC File No. 001-02960).

*10.37

Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

*10.38

Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

10.39	Form of Indemnification Agreement, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on July 25, 2014 (SEC File No. 001-02960).

10.40

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

*10.41	Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

*10.42

Form of Restricted Stock Agreement (time vested) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

*10.43

Form of Restricted Stock Unit Agreement (performance-based) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

*10.44

Form of Restricted Stock Unit Agreement (retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

*10.45

Form of Restricted Stock Unit Agreement (not retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

*10.46

Form of Restricted Stock Unit Agreement (international) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

*10.47

Form of Non-Qualified Stock Option Agreement (retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

*10.48

Form of Non-Qualified Stock Option Agreement (not retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

*10.49

Form of Non-Qualified Stock Option Agreement (international) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

10.50

First Amendment to Third Amended and Restated Credit Agreement, dated December 18, 2015, by and among Newpark Resources, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, National Association, as Documentation Agent, and the lenders who are parties thereto, incorporate by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 21, 2015 (SEC File No. 001-02960).

*10.51

Amendment to Amended and Restated Employment Agreement dated as of February 16, 2016, between Newpark Resources, Inc. and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

*10.52

Amendment to Employment Agreement dated as of February 16, 2016 between Newpark Resources, Inc. and Gregg S. Piontek, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

*10.53

Amendment to Employment Agreement dated February 16, 2016 between Newpark Resources, Inc. and Bruce C. Smith, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

*10.54

Amendment to Employment Agreement dated February 16, 2016 between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

*10.55

Amendment to Employment Agreement dated February 16, 2016 between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

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