Form 10-Q
period 2016-03-31
NEWPARK RESOURCES INC
filed 2016-05-13
CIK 71829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes                    No           √

As of May 6, 2016, a total of 84,111,567 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED

MARCH 31, 2016

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking statements in other materials we release to the public. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified in Item 1A, “Risk Factors,” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, and those set forth from time to time in our filings with the Securities and Exchange Commission, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.

We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in Item 1A, “Risk Factors”, in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.

PART I     FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	March 31, 2016	December 31, 2015

ASSETS
Cash and cash equivalents	$82,534	$107,138
Receivables, net	188,451	206,364
Inventories	154,638	163,657
Prepaid expenses and other current assets	27,807	29,219
Total current assets	453,430	506,378

Property, plant and equipment, net	312,466	307,632
Goodwill	18,890	19,009
Other intangible assets, net	10,089	11,051
Deferred tax assets	2,095	1,821
Other assets	2,919	3,002
Total assets	$799,889	$848,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$5,521	$7,382
Accounts payable	52,034	72,211
Accrued liabilities	35,639	45,835
Total current liabilities	93,194	125,428

Long-term debt, less current portion	160,289	171,211
Deferred tax liabilities	26,272	26,368
Other noncurrent liabilities	5,291	5,627
Total liabilities	285,046	328,634

Commitments and contingencies (Note 7)

Common stock, $0.01 par value, 200,000,000 shares authorized and 99,342,156 and 99,377,391 shares issued, respectively	993	994
Paid-in capital	536,459	533,746
Accumulated other comprehensive loss	(53,642)	(58,276)
Retained earnings	158,488	171,788
Treasury stock, at cost; 15,238,028 and 15,302,345 shares, respectively	(127,455)	(127,993)
Total stockholders’ equity	514,843	520,259
Total liabilities and stockholders' equity	$799,889	$848,893

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2016	2015

Revenues	$114,544	$208,464

Cost of revenues	111,573	176,634

Selling, general and administrative expenses	23,492	25,978
Other operating income, net	(1,696)	(276)

Operating income (loss)	(18,825)	6,128

Foreign currency exchange (gain) loss	(455)	1,564
Interest expense, net	2,081	2,255
Gain on extinguishment of debt	(1,894)	-

Income (loss) from operations before income taxes	(18,557)	2,309
Provision (benefit) for income taxes	(5,257)	1,316

Net income (loss)	$(13,300)	$993

Income (loss) per common share - basic:	$(0.16)	$0.01
Income (loss) per common share - diluted:	$(0.16)	$0.01

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015

Net income (loss)	$(13,300)	$993

Foreign currency translation adjustments	4,634	(17,209)

Comprehensive loss	$(8,666)	$(16,216)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income (loss)	$(13,300)	$993
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	9,573	10,527
Stock-based compensation expense	2,974	2,964
Provision for deferred income taxes	(36)	1,775
Net provision for doubtful accounts	528	721
(Gain) loss on sale of assets	(1,271)	11
Gain on extinguishment of debt	(1,894)	-
Excess tax benefit from stock-based compensation	-	(16)
Change in assets and liabilities:
Decrease in receivables	27,606	45,869
Decrease in inventories	10,630	7,620
(Increase) decrease in other assets	1,667	(265)
Decrease in accounts payable	(20,028)	(29,353)
Decrease in accrued liabilities and other	(19,349)	(9,250)
Net cash provided by (used in) operating activities	(2,900)	31,596

Cash flows from investing activities:
Capital expenditures	(13,418)	(18,505)
Proceeds from sale of property, plant and equipment	1,450	298
Net cash used in investing activities	(11,968)	(18,207)

Cash flows from financing activities:
Borrowings on lines of credit	2,479	1,906
Payments on lines of credit	(4,851)	(2,394)
Purchase of senior notes	(9,206)	-
Debt issuance costs	-	(1,456)
Other financing activities	(3)	(12)
Proceeds from employee stock plans	-	305
Excess tax benefit from stock-based compensation	-	16
Net cash used in financing activities	(11,581)	(1,635)

Effect of exchange rate changes on cash	1,845	(5,114)

Net increase (decrease) in cash and cash equivalents	(24,604)	6,640
Cash and cash equivalents at beginning of year	107,138	85,052

Cash and cash equivalents at end of period	$82,534	$91,692

Cash paid for:
Income taxes (net of refunds)	$1,555	$4,846
Interest	$494	$661

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. Our fiscal year end is December 31 and our first quarter represents the three month period ended March 31. The results of operations for the first quarter of 2016 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2016 and our results of operations and cash flows for the first quarters of 2016 and 2015. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2015 is derived from the audited consolidated financial statements at that date.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2015.

Change in Accounting Estimates

During the first quarter of 2016, we reviewed our estimates of the useful lives and residual values of our composite mats rental fleet included in fixed assets for the Mats and Integrated Services segment. We revised our original estimates based on the observed historical service lives and end of life residual values for composite mats. We now estimate that certain composite mats which were originally estimated to have a useful life of 7 years with zero residual value will have estimated useful lives ranging from 10 to 12 years with an estimated residual value of 20%. These changes in estimates were recognized prospectively beginning from January 1, 2016 resulting in a reduction in depreciation expense of approximately $1.6 million for the Mats and Integrated Services segment and additional quarterly net income after taxes of approximately $1.0 million, or $0.01 per share, in the first quarter of 2016. We expect these changes to have a similar effect on future quarterly results in 2016 and going forward.

New Accounting Pronouncements

Standard adopted in 2016

In September 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance that eliminates the requirement to restate prior periods to reflect adjustments made to provisional amounts recognized in a business combination. The new guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new guidance was effective for us prospectively in the first quarter of 2016; however, the adoption did not have any effect on our consolidated financial statements.

Standards not yet adopted

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the new guidance by one year and provided entities the option to early adopt the new guidance. The new guidance is effective for us in the first quarter of 2018 with early adoption permitted in the first quarter of 2017. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the impact of these amendments, including the adoption and transition alternatives, on our consolidated financial statements.

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

In February 2016, the FASB issued updated guidance regarding accounting for leases. The new accounting standard provides principles for the recognition, measurement, presentation and disclosure of leases and requires lessees to recognize both assets and liabilities arising from financing and operating leases. The classification as either a financing or operating lease will determine whether lease expense is recognized based on an effective interest method basis or on a straight-line basis over the term of the lease, respectively. The new guidance is effective for us in the first quarter of 2019 with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In March 2016, the FASB issued updated guidance that simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification of excess tax benefits on the statement of cash flows. The new guidance is effective for us in the first quarter of 2017 with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Note 2 – Earnings per Share

The following table presents the reconciliation of the numerator and denominator for calculating earnings per share from continuing operations:

	First Quarter
(In thousands, except per share data)	2016	2015

Basic EPS:
Net income (loss)	$(13,300)	$993

Weighted average number of common shares outstanding	83,258	82,299

Basic income (loss) per common share	$(0.16)	$0.01

Diluted EPS:
Net income (loss)	$(13,300)	$993
Assumed conversions of Senior Notes	-	-
Adjusted net income (loss)	$(13,300)	$993

Weighted average number of common shares outstanding-basic	83,258	82,299
Add: Dilutive effect of stock options and restricted stock awards	-	1,505
Dilutive effect of Senior Notes	-	-
Diluted weighted average number of common shares outstanding	83,258	83,804

Diluted income (loss) per common share	$(0.16)	$0.01

Stock options and restricted stock excluded from calculation of diluted earnings per share because anti-dilutive for the period	6,265	954

For the first quarter of 2016, we excluded 0.6 million shares for the dilutive effect of stock options and restricted stock awards in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for this period. For the first quarters of 2016 and 2015, we excluded the assumed conversion of the Senior Notes in calculating diluted earnings per share as the effect was anti-dilutive for each period.

Note 3 – Repurchase Program

In April 2013, our Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. This authorization was subsequently increased to $100.0 million in February 2014. In September 2015, our Board of Directors expanded the repurchase program to include the repurchase of our convertible Senior Notes (as defined in Note 6 below), in addition to outstanding shares of common stock. The repurchase program has no specific term. The Company may repurchase shares or convertible Senior Notes in the open market or as otherwise determined by management, subject to market conditions, business opportunities, limitations under the ABL Facility (as defined in Note 6 below) and other factors. Repurchases are expected to be funded from operating cash flows and available cash on-hand. As part of the share repurchase program, the Company’s management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.

There were no shares repurchased during the first quarter of 2016 or 2015. In February 2016, we repurchased $11.2 million of our convertible Senior Notes in the open market for $9.2 million. This repurchase was made under our existing Board authorized repurchase program discussed above. As of March 31, 2016, we had $33.5 million of authorization remaining under the program.

Note 4 – Receivables

Receivables consisted of the following:

(In thousands)	March 31, 2016	December 31, 2015

Gross trade receivables	$135,998	$159,119
Allowance for doubtful accounts	(7,355)	(7,189)
Net trade receivables	128,643	151,930

Income tax receivables	39,813	32,600
Other receivables	19,995	21,834

Total receivables, net	$188,451	$206,364

At March 31, 2016 and December 31, 2015, income tax receivables includes approximately $36 million and $29 million, respectively, related to our decision to request refunds for the carryback of U.S. federal tax losses incurred in 2016 and 2015. Other receivables include $10.3 million and $10.4 million for value added, goods and service taxes related to foreign jurisdictions and other tax related receivables as of March 31, 2016 and December 31, 2015, respectively. In addition, other receivables includes $8.0 million at March 31, 2016 and December 31, 2015 in connection with the March 2014 sale of the Environmental Services business that is held in escrow associated with transaction representations, warranties and indemnities. In December 2014, the buyer made certain claims for indemnification under the terms of the sale agreement, which defers the release of the escrow funds until such claims are resolved. Further discussion of the buyer’s claims and related litigation is contained in Note 7 below.

Note 5 – Inventories

Inventories consisted of the following:

(In thousands)	March 31, 2016	December 31, 2015

Raw materials:
Drilling fluids	$127,181	$133,934
Mats	1,035	657
Total raw materials	128,216	134,591

Blended drilling fluids components	22,847	25,343

Finished goods- mats	3,575	3,723
Total	$154,638	$163,657

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

Note 6 – Financing Arrangements and Fair Value of Financial Instruments

Financing arrangements consisted of the following:

(In thousands)	March 31, 2016	December 31, 2015

Senior Notes	$161,321	$172,497
Debt issuance costs - Senior Notes	(1,039)	(1,296)
Revolving credit facility	-	-
Other	5,528	7,392
Total debt	165,810	178,593
Less: current portion	(5,521)	(7,382)
Long-term portion	$160,289	$171,211

Senior Notes. In September 2010, we issued $172.5 million of unsecured convertible senior notes (“Senior Notes”) that mature on October 1, 2017, of which, $161.3 million principal amount was outstanding at March 31, 2016. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes prior to their maturity date. In February 2016, we repurchased $11.2 million of our Senior Notes in the open market for $9.2 million under our existing Board authorized repurchase program and recognized a net gain of $1.9 million in the first quarter of 2016 for the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs.

Revolving Credit Facility. In March 2015, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement") which provided for a $200.0 million revolving loan facility available for borrowings and letters of credit through March 2020. In December 2015, we entered into a First Amendment to the Third Amended and Restated Credit Agreement (“Amendment”) decreasing the revolving credit facility to $150.0 million, modifying certain financial covenants through the first quarter of 2017, and modifying the borrowing cost and fee provisions. The Credit Agreement contained customary financial and operating covenants, including a consolidated leverage ratio, a senior secured leverage ratio and an interest coverage ratio.

At March 31, 2016, we had no outstanding borrowings under the revolving credit facility. Following the significant decline in customer activity during the first quarter of 2016, we were not in compliance with the consolidated leverage ratio and interest coverage ratio covenants included in the Amendment. We terminated the Credit Agreement effective May 12, 2016 and replaced it with an asset-based revolving loan facility as discussed further below. As of the date of termination, we had no outstanding borrowings under the Credit Agreement.

Asset-Based Loan Facility. On May 12, 2016, we entered into an asset-based revolving credit agreement (the “ABL Facility”) which replaces the terminated Credit Agreement. The ABL Facility provides financing of up to $90.0 million available for borrowings (inclusive of letters of credit), which, subject to the conditions contained therein, can be increased to a maximum capacity of $150.0 million. The ABL Facility terminates on March 6, 2020; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the credit facility to June 30, 2017 if, prior to such date, the Senior Notes have not either been repurchased, redeemed, converted and/or refinanced in full or the Company has not provided sufficient funds to an escrow agent to repay the Senior Notes in full on their maturity date. Borrowing availability under the ABL Facility is calculated based on the level of eligible domestic receivables, inventory, and beginning in 2017, composite mats included in the rental fleet, net of reserves and limits on certain elements of the asset base. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment, as defined in the ABL Facility agreement. We are unable to borrow funds under the ABL Facility until the satisfaction of the lending conditions, which include the completion of administrative procedures, termination of liens under the Credit Agreement and the securitization of collateral under the ABL Facility, which we anticipate finishing no later than August 1, 2016. If we are unable to complete the process described above prior to August 2, 2016, or obtain an extension of this deadline, the lenders’ commitments under the ABL Facility will terminate.

Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 225 to 350 basis points for LIBOR borrowings, and 125 to 250 basis points with respect to base rate borrowings, based on our consolidated EBITDA, consolidated leverage ratio, and consolidated fixed charge coverage ratio. The initial applicable margin for borrowings under our ABL Facility is 350 basis points with respect to LIBOR borrowings and 250 basis points with respect to base rate borrowings. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 37.5 to 62.5 basis points, based on our consolidated leverage ratio. The initial applicable commitment fee is 62.5 basis points.

The ABL Facility is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments such as the redemption, defeasance or refinancing of the Senior Notes. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events and certain change of control events.

Other Debt. Our foreign subsidiaries, primarily those in Italy, Brazil and India, maintain local credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs, as well as to reduce the net investment in foreign operations subject to foreign currency risk. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. Total outstanding balances under these arrangements were $5.5 million and $7.4 million at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016, we had letters of credit issued and outstanding which totaled $14.2 million that are collateralized by $15.5 million in restricted cash.  Additionally, our foreign operations had $11.5 million outstanding in letters of credit and other guarantees, with certain letters of credit that are collateralized by $2.0 million in restricted cash. At March 31, 2016, this restricted cash totaling $17.5 million was included in other current assets in the accompanying balance sheet.

Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at March 31, 2016 and December 31, 2015. The estimated fair value of our Senior Notes was $141.5 million at March 31, 2016 and $154.4 million at December 31, 2015, based on quoted market prices at these respective dates.

Note 7 – Commitments and Contingencies

In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels.

Wage and Hour Litigation

During the second quarter of 2014, a lawsuit was filed by Jesse Davida, a former employee, in Federal Court in Texas against Newpark Drilling Fluids LLC, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff seeks damages and penalties for the Company’s alleged failure to properly classify its field service employees as “non-exempt” under the FLSA and pay them on an hourly basis (including overtime). The plaintiff seeks recovery on his own behalf, and seeks certification of a class of similarly situated employees. The Court conditionally certified a class of plaintiffs as those working as fluid service technicians for Newpark Drilling Fluids for the prior three years. Notification was given to 658 current and former fluid service technician employees of Newpark regarding this litigation and those individuals were given the opportunity to “opt-in” to the Davida litigation. The opt-in period closed in early May of 2015 and a total of 91 individuals joined the Davida litigation. Counsel for the plaintiffs’ moved to add state law class action claims for current and former fluid service technicians that worked for Newpark Drilling Fluids in New York, North Dakota, Ohio and Pennsylvania. The Court granted the motion but gave Newpark the right to file a motion to dismiss these state law claims, and that motion is pending. At this point in the litigation, the parties began settlement discussions, resulting in the settlement agreement described below.

A second case was filed by Josh Christensen in the fourth quarter of 2014 in Federal Court in Texas alleging that individuals treated as independent contractors should have been classified as employees and, as such, are entitled to assert claims for alleged violations of the FLSA (similar to the claims asserted in the Davida matter). Five additional plaintiffs joined this litigation after it was filed. In March of 2015, the Court denied the plaintiffs’ motion for conditional class certification. Counsel for the plaintiffs did not appeal that ruling and have now filed individual cases for each of the original opt-in plaintiffs plus two new plaintiffs, leaving a total of eight independent contractor cases pending. These cases are included in the settlement discussions described below.

In the fourth quarter of 2015, the same counsel representing the plaintiffs in the Davida and Christiansen-related cases filed two additional individual FLSA cases on behalf of former fluid service technician employees. These cases are similar in nature to the Davida case discussed above and are included in the settlement discussions described below.

Beginning in November 2015, we engaged in settlement discussions with counsel for the plaintiffs in the pending wage and hour litigation cases described above. Following mediation in January of 2016, the parties executed a settlement agreement in April 2016 to settle all of the pending matters, subject to a number of conditions, including approval by the Court in the Davida case, and the dismissal of the other FLSA cases (Christiansen-related lawsuits and individual FLSA cases). Subject to these conditions, current and former fluid service technician employees that are eligible for the settlement will be notified of the pending resolution and given an opportunity to participate in the settlement. The amount paid to any eligible individual will vary based on a formula that takes into account the number of workweeks and salary for the individual during the time period covered by the settlement (which can vary based upon several factors). Any eligible individual that elects to participate in the settlement will release all wage and hour claims against the Company. As a result of the settlement negotiations, we recognized a $5.0 million charge in the fourth quarter of 2015 related to the pending resolution of these wage and hour litigation claims. We expect to fund the settlement amount with installment payments in the second and third quarters of 2016, subject to the conditions described above. The settlement fund will be administered by a third party who will make payments to eligible individuals that elect to participate in accordance with a formula incorporated into the settlement agreement. In addition, under the terms of the settlement agreement, if settlement funds remain after all payments are made to eligible individuals that elect to participate in the settlement, such excess amount will be shared by the participating individuals and Newpark Drilling Fluids. The amount of excess funds, if any, is not currently determinable.

Escrow Claims Related to the Sale of the Environmental Services Business

Under the terms of the March 2014 sale of our previous Environmental Services business to Ecoserv, LLC (“Ecoserv”), $8 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the sale agreement. For the amount withheld in escrow, $4 million was scheduled for release to Newpark at each of the nine-month and 18-month anniversary of the closing. In December 2014, we received a letter from counsel for Ecoserv asserting that we had breached certain representations and warranties contained in the sale agreement; including failing to disclose service work performed on injection wells and increased barge rental costs. The letter indicated that Ecoserv expected the costs associated with these claims to exceed the escrow amount. Following a further exchange of letters, in July of 2015, we filed a declaratory judgment action against Ecoserv in state court in Harris County, Texas, seeking release of the escrow funds. Thereafter, Ecoserv filed a counterclaim seeking recovery of the escrow funds based on the alleged breach of representations and warranties. Ecoserv also alleges that we committed fraud in connection with the sale transaction. We believe there is no basis in the agreement or on the facts to support the claims asserted by Ecoserv and intend to vigorously defend our position, while pursuing release of the entire $8 million in escrow. The litigation remains in the discovery process.

Note 8 – Segment Data

Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	First Quarter
(In thousands)	2016	2015

Revenues
Fluids systems	$98,651	$171,902
Mats & integrated services	15,893	36,562
Total Revenues	$114,544	$208,464

Operating Income (loss)
Fluids systems	$(15,207)	$(1,702)
Mats & integrated services	3,736	15,647
Corporate office	(7,354)	(7,817)
Operating Income (loss)	$(18,825)	$6,128

In response to the significant declines in industry activity in North America, we initiated cost reduction programs in the first quarter of 2015 including workforce reductions, reduced discretionary spending, and temporary salary freezes for substantially all employees, including executive officers, and have continued these efforts through the first quarter of 2016. In September 2015, we also initiated a voluntary early retirement program with certain eligible employees in the United States for retirement dates ranging from the fourth quarter of 2015 through the third quarter of 2016. As a result of the continuing declines in activity in the first quarter of 2016, we initiated further cost reduction actions including additional workforce reductions and beginning in March 2016, a temporary salary reduction for a significant number of North American employees, including executive officers, suspension of the Company’s matching contribution to the U.S. defined contribution plan as well as a reduction in cash compensation paid to our Board of Directors, in order to further align our cost structure to the current activity levels.

As part of these cost reduction programs, we have eliminated substantially all contract positions and reduced our North American employee base by 591 (approximately 46%) since December 31, 2014, including a 155 employee reduction in the first quarter of 2016. As a result of these termination programs, we recognized charges for employee termination costs of $3.4 million and $2.9 million in the first quarters of 2016 and 2015, respectively, of which $2.7 million and $2.2 million, respectively, are reported in cost of revenues, and $0.7 million and $0.7 million, respectively, are reported in selling, general and administrative expenses. The employee termination costs in the first quarters of 2016 and 2015 include $3.2 million and $2.6 million in Fluids Systems, $0.1 million and $0.2 million in Mats and Integrated Services and $0.1 million and $0.1 million in our corporate office, respectively. Accrued employee termination costs at March 31, 2016 and December 31, 2015 were $1.0 million and $3.3 million, respectively, and are expected to be substantially paid in the first half of 2016.

As discussed above, we revised our estimated useful lives and end of life residual values for composite mats included in our rental fleet resulting in a decrease in depreciation expense of approximately $1.6 million in the first quarter of 2016.

For the first quarter of 2016, revenue from our primary customer in Algeria, Sonatrach, was approximately 15% of consolidated revenues.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2015. Our first quarter represents the three month period ended March 31. Unless otherwise stated, all currency amounts are stated in U.S. dollars.

Overview

We are a geographically diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration and production (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services.

Our Fluids Systems segment, which generated 86% of consolidated revenues in the first quarter of 2016, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.

International expansion is a key element of our corporate strategy. In recent years, we have been awarded multiple international contracts to provide drilling fluids and related services to several customers, primarily within the EMEA region, which have expanded our international presence, despite the continuing decline in global E&P drilling activity. In 2015, we were awarded three significant international contracts, including:

●

Lot 1 and Lot 3 of a restricted tender by Sonatrach, which expanded our market share with Sonatrach in Algeria. Work under this three year contract began in the second quarter of 2015, with activity levels ramping up during the second half of 2015 and the first quarter of 2016. For the first quarter of 2016, revenues under this contract were approximately 15% of consolidated revenues.

●

A contract with ENI S.p.A. for onshore and offshore drilling in the Republic of Congo. The initial term of this contract is three years and includes an extension option for up to an additional two years. Work under this contract began in the fourth quarter of 2015.

●

A contract with Total S.A. to provide drilling fluids and related services for an exploratory ultra-deepwater well in Block 14 of offshore Uruguay. This project began at the end of March 2016 and is expected to be completed by the third quarter of 2016.

Total revenue generated under these contracts, including our prior contract with Sonatrach, was approximately $19.7 million in the first quarter of 2016 compared to $9.8 million in the first quarter of 2015.

In addition, during the first quarter of 2016, we were awarded a two year contract by Shell Oil to provide drilling fluids and related services for onshore drilling activity in Albania. Work under this contract is expected to begin late in the second quarter of 2016.

In 2014, we announced two capital investment projects within the Fluids Systems segment. Since then, we substantially completed the investment of approximately $23 million in our new fluids blending facility and distribution center located in Conroe, Texas, which will support the manufacturing of our proprietary fluid technologies, including our Evolution systems. In addition, we are investing approximately $30 million to significantly expand existing capacity and upgrade the drilling fluids blending, storage, and transfer capabilities in Fourchon, Louisiana, which serves the Gulf of Mexico deepwater market. This project is expected to be completed in the second half of 2016. Capital expenditures related to these projects totaled $6.4 million in the first quarter 2016.

Our Mats and Integrated Services segment, which generated 14% of consolidated revenues in the first quarter of 2016, provides composite mat rentals, well site construction and related site services primarily to oil and gas customers. In addition, mat rental and services activity is expanding into applications in other markets, including electrical transmission/distribution, pipelines and petrochemical plants. Revenues from customers in these markets represented approximately 58% of our rental and services revenues in the first quarter of 2016 compared to 25% in the first quarter of 2015. We also manufacture and sell composite mats to customers outside of the U.S., and to domestic customers outside of the oil and gas exploration market.

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

Beginning in the fourth quarter of 2014 and continuing throughout 2015 and into early 2016, the price of oil declined dramatically from the price levels in recent years. As a result, E&P drilling activity has significantly declined in North America and many global markets over this period. Rig count data is the most widely accepted indicator of drilling activity. Average North America rig count data for the first quarter of 2016 as compared to the first quarter of 2015 is as follows:

	First Quarter		2016 vs 2015
	2016	2015	Count	%

U.S. Rig Count	551	1,403	(852)	(61%	)
Canadian Rig Count	173	313	(140)	(45%	)
North America	724	1,716	(992)	(58%	)

_________________________

Source: Baker Hughes Incorporated

The weakness in U.S. rig activity has continued into the second quarter of 2016 with U.S. rig count at 415 as of May 6, 2016. Further, with the seasonal impact of spring break up, Canadian rig counts were 36 as of May 6, 2016. The lower activity levels are expected to remain below prior year levels for the foreseeable future.

The lower E&P drilling activity levels further reduced the demand for our services and negatively impacted customer pricing in our North American operations in the first quarter of 2016 and will likely continue to do so for the remainder of this year. The lower customer demand and elevated costs associated with workforce reductions negatively impacted our profitability in the first quarter of 2016. Further, due to the fact that our business contains high levels of fixed costs, including significant facility and personnel expenses, North American operating margins in both operating segments have been negatively impacted by the lower customer demand.

In response to the significant declines in industry activity in North America, we initiated cost reduction programs in the first quarter of 2015 including workforce reductions, reduced discretionary spending, and temporary salary freezes for substantially all employees, including executive officers, and have continued these efforts through the first quarter of 2016. In September 2015, we also initiated a voluntary early retirement program with certain eligible employees in the United States for retirement dates ranging from the fourth quarter of 2015 through the third quarter of 2016. As a result of the continuing declines in activity in the first quarter of 2016, we initiated further cost reduction actions including additional workforce reductions and beginning in March 2016, a temporary salary reduction for a significant number of North American employees, including executive officers, suspension of the Company’s matching contribution to the U.S. defined contribution plan as well as a reduction in cash compensation paid to our Board of Directors, in order to further align our cost structure to the current activity levels.

As part of these cost reduction programs, we have eliminated substantially all contract positions and reduced our North American employee base by 591 (approximately 46%) since December 31, 2014, including a 155 employee reduction in the first quarter of 2016. In connection with these programs, we recognized charges for employee termination costs of $3.4 million and $2.9 million in the first quarters of 2016 and 2015, respectively, of which $2.7 million and $2.2 million, respectively, are reported in cost of revenues, and $0.7 million and $0.7 million, respectively, are reported in selling, general and administrative expenses. The employee termination costs in the first quarters of 2016 and 2015 include $3.2 million and $2.6 million in Fluids Systems, $0.1 million and $0.2 million in Mats and Integrated Services and $0.1 million and $0.1 million in our corporate office, respectively. Accrued employee termination costs at March 31, 2016 and December 31, 2015 were $1.0 million and $3.3 million, respectively, and are expected to be substantially paid in the first half of 2016. In the absence of a longer-term increase in drilling activity, we may incur additional charges in 2016 related to further cost reduction efforts, or potential asset impairments.

First Quarter of 2016 Compared to First Quarter of 2015

Consolidated Results of Operations

Summarized results of operations for the first quarter of 2016 compared to the first quarter of 2015 are as follows:

	First Quarter		2016 vs 2015
(In thousands)	2016	2015	$	%

Revenues	$114,544	$208,464	$(93,920)	(45%)

Cost of revenues	111,573	176,634	(65,061)	(37%)

Selling, general and administrative expenses	23,492	25,978	(2,486)	(10%)
Other operating income, net	(1,696)	(276)	(1,420)	514%

Operating income (loss)	(18,825)	6,128	(24,953)	(407%)

Foreign currency exchange (gain) loss	(455)	1,564	(2,019)	NM
Interest expense, net	2,081	2,255	(174)	(8%)
Gain on extinguishment of debt	(1,894)	-	(1,894)	NM

Income (loss) from operations before income taxes	(18,557)	2,309	(20,866)	NM
Provision (benefit) for income taxes	(5,257)	1,316	(6,573)	NM
Net income (loss)	$(13,300)	$993	$(14,293)	NM

Revenues

Revenues decreased 45% to $114.5 million in the first quarter of 2016, compared to $208.5 million in the first quarter of 2015. This $93.9 million decrease includes an $86.3 million (58%) decrease in revenues in North America, comprised of a $65.9 million decrease in our Fluids Systems segment and a $20.4 million decrease in the Mats and Integrated Services segment. Revenues from our international operations decreased by $7.6 million (13%), as activity gains in our EMEA region were more than offset by reduced drilling activity in Asia Pacific and Brazil as well as the unfavorable impact of currency exchange related to the stronger U.S. dollar. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues

Cost of revenues decreased 37% to $111.6 million in the first quarter of 2016, compared to $176.6 million in the first quarter of 2015. The decrease is primarily driven by the decline in revenues and the benefits of cost reduction programs, along with a $1.6 million reduction in depreciation expense associated with the change in estimated useful lives and residual values of our composite mats rental fleet in the first quarter of 2016. These declines were partially offset by an increase in employee termination costs, which totaled approximately $2.7 million in the first quarter of 2016 compared to $2.2 million in the first quarter of 2015. Additional information regarding the change in cost of revenues is provided within the operating segment results below.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $2.5 million to $23.5 million in the first quarter of 2016 from $26.0 million in the first quarter of 2015. The decline is primarily attributable to the benefits of cost reduction programs and lower costs related to legal matters, primarily the wage and hour litigation.

Other operating income, net

Other operating income was $1.7 million in the first quarter of 2016 compared to $0.3 million in the first quarter of 2015. The income generated in the first quarter of 2016 is primarily attributable to gains recognized on the sale of assets, including $1.1 million related to the sale of used composite mats from the rental fleet.

Foreign currency exchange

Foreign currency exchange was a $0.5 million gain in the first quarter of 2016 compared to a $1.6 million loss in the first quarter of 2015, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies. The primary driver for the net gain in the first quarter of 2016 was the weakening of the U.S. dollar during the quarter against other currencies, most notably the Canadian Dollar. The primary driver for the foreign exchange loss in the first quarter of 2015 was the strengthening of the U.S. dollar against other currencies, most notably the Brazilian Real.

Interest expense, net

Interest expense, which primarily reflects the 4% interest associated with our Senior Notes, totaled $2.1 million in the first quarter of 2016 compared to $2.3 million in the first quarter of 2015. The decrease was primarily attributable to lower average borrowings in our international subsidiaries, along with the benefit from the repurchase of $11.2 million of Senior Notes in late February 2016.

Gain on extinguishment of debt

The $1.9 million gain in the first quarter of 2016 relates to the repurchase of $11.2 million of our convertible senior notes in the open market for $9.2 million under our existing Board authorized repurchase program. The net gain represents the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs.

Provision for income taxes

The provision for income taxes for the first quarter of 2016 was a $5.3 million benefit, reflecting an effective tax rate of 28.3%, compared to a $1.3 million expense in the first quarter of 2015, reflecting an effective tax rate of 57.0%. The low effective tax rate in the first quarter of 2016 is primarily related to the impact of pre-tax losses in certain international jurisdictions, most notably Australia, for which the recording of a tax benefit is not permitted. The unusually high effective tax rate in the first quarter of 2015 was primarily related to the foreign currency exchange losses generated in Brazil during the first quarter of 2015, for which the recording of a tax benefit is not permitted.

Operating Segment Results

Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter		2016 vs 2015
(In thousands)	2016	2015	$	%

Revenues
Fluids systems	$98,651	$171,902	$(73,251)	(43%	)
Mats and integrated services	15,893	36,562	(20,669)	(57%	)
Total revenues	$114,544	$208,464	$(93,920)	(45%	)

Operating income (loss)
Fluids systems	$(15,207)	$(1,702)	$(13,505)
Mats and integrated services	3,736	15,647	(11,911)
Corporate office	(7,354)	(7,817)	463
Operating income (loss)	$(18,825)	$6,128	$(24,953)

Segment operating margin
Fluids systems	(15.4%)	(1.0%)
Mats and integrated services	23.5%	42.8%

Fluids Systems

Revenues

Total revenues for this segment consisted of the following:

	First Quarter		2016 vs 2015
(In thousands)	2016	2015	$	%

United States	$37,384	$98,108	$(60,724)	(62%)
Canada	12,884	18,095	(5,211)	(29%)
Total North America	50,268	116,203	(65,935)	(57%)
EMEA	38,248	36,116	2,132	6%
Latin America	8,509	13,592	(5,083)	(37%)
Asia Pacific	1,626	5,991	(4,365)	(73%)
Total	$98,651	$171,902	$(73,251)	(43%)

North American revenues decreased 57% to $50.3 million in the first quarter of 2016 compared to $116.2 million in the first quarter of 2015. This decrease in revenues is primarily attributable to the 58% decline in North American average rig count along with pricing declines, partially offset by market share gains over this period.

Internationally, revenues decreased 13% to $48.4 million in the first quarter of 2016 compared to $55.7 million in the first quarter of 2015. International revenues in the first quarter of 2016 included a $7 million reduction from currency rate changes as compared to the first quarter of 2015. The increase in the EMEA region was primarily driven by an approximately $14 million increase for activity in Kuwait, Algeria, and the Republic of the Congo, partially offset by a $4 million reduction from the impact of currency exchange, a $2 million decrease following the completion of customer drilling activity in the deepwater Black Sea and other reductions in customer drilling activity related to the current commodity price environment. The decrease in revenues in Latin America is primarily attributable to declines in Petrobras drilling activity and the impact of currency exchange while the decline in Asia Pacific is primarily attributable to reduced customer drilling activity.

Operating Loss

The Fluids segment incurred an operating loss of $15.2 million in the first quarter of 2016 compared to an operating loss of $1.7 million in the first quarter of 2015. The change in operating loss includes an $8.6 million decline in operating results from North American operations, largely attributable to the $65.9 million decline in revenues described above, in addition to an increase in employee termination costs of approximately $0.6 million, partially offset by the benefits of cost reduction programs. Operating income from international operations declined $4.9 million, primarily attributable to the decline in revenues in Latin America and Asia Pacific, as well as lower margins in the EMEA region from unfavorable changes in customer and product mix.

As a result of the decline in commodity prices described above, we expect drilling activity levels to remain below historical levels for the remainder of 2016, reducing the demand for our services and negatively impacting customer pricing across each of our regions, with these impacts most extensive in our North American operations. Further, while we have executed actions to reduce our workforce and cost structure, our business contains high levels of fixed costs, including significant facility and personnel expenses. Therefore, we expect operating results to be negatively impacted by lower revenues for the remainder of 2016 as compared to 2015.

Also, in recent years, the business environment in Brazil has become increasingly challenging, particularly as Petrobras, our primary customer in the region, has focused more efforts on well completions and workover activities, and less on drilling activities. Also, the lack of timely payment of Petrobras-related invoicing has caused periodic increases in invested working capital associated with participation in this market. More recently, the widely-publicized corruption investigation involving Petrobras and elected officials has led to further delays in decision-making and drilling activities. The unstable political environment, including the efforts to impeach the President of the country, has contributed to a generally unfavorable business environment. We expect all of these developments to continue to disrupt Petrobras’ operations in the near term. In response to these changes in the business environment, we have taken actions to reduce the cost structure of this operation and are continuing to evaluate further actions. While the Brazilian deepwater drilling market remains an important component of our long-term strategy, the profitability of our business in Brazil remains highly dependent on increasing levels of drilling activity by Petrobras and other E&P customers.

In the absence of a longer-term increase in drilling activity, we may incur additional charges related to further cost reduction efforts, or potential asset impairments, which may negatively impact our future operating results.

Mats and Integrated Services

Revenues

Total revenues for this segment consisted of the following:

	First Quarter		2016 vs 2015
(In thousands)	2016	2015	$	%

Mat rental and services	$14,969	$26,831	$(11,862)	(44%	)
Mat sales	924	9,731	(8,807)	(91%	)
Total	$15,893	$36,562	$(20,669)	(57%	)

Mat rental and services revenues in the first quarter of 2016 decreased $11.9 million compared to the first quarter of 2015. The decrease is primarily due to weakness in North American drilling markets, including the Northeast U.S. region, the segment’s largest rental market. A 59% decline in this region’s drilling activity, along with a significant decline in completions activity, has resulted in lower rental fleet utilization and customer pricing from prior year levels.

Revenues from mat sales were $0.9 million in the first quarter of 2016 compared to $9.7 million in the first quarter of 2015. Revenues from mat sales have typically fluctuated based on the timing of mat orders from customers.

As described above, due to the weakness in E&P customer activity, we continue to increase efforts to expand into applications in other markets, including electrical transmission/distribution, pipelines and petrochemical plants. Revenues from customers in these markets represented approximately 61% of total segment revenues in the first quarter of 2016 compared to 38% in the first quarter of 2015.

Operating Income

Segment operating income decreased by $11.9 million to $3.7 million for the first quarter of 2016 as compared to operating income of $15.6 million in the first quarter of 2015, attributable to declines in both rental and services revenues and mat sales as described above. Due to the relatively fixed nature of operating expenses in our rental business, declines in rental and services revenue have a higher decremental impact on the segment’s operating margin. The impact of lower revenue was partially offset by a $1.6 million reduction in depreciation expense as discussed further below and $1.1 million of gains associated with the sale of used mats from our rental fleet. First quarter operating results also included additional transportation costs to reposition certain mats associated with our efforts to expand beyond oil and gas exploration markets.

During the first quarter of 2016, we reviewed our estimates of the useful lives and residual values of our composite mats rental fleet included in fixed assets for the Mats and Integrated Services segment. We revised our original estimates based on the observed historical service lives and end of life residual values for composite mats, resulting in an increased estimated service life and/or residual value for certain composite mat assets in our rental fleet. These changes in estimate resulted in a decrease in depreciation expense of approximately $1.6 million, resulting in additional operating income in the first quarter of 2016. We expect these changes to have a similar effect on future quarterly results in 2016 and going forward.

We completed the expansion of our mat manufacturing facility in 2015, significantly increasing our production capacity. While the expansion project has relieved production capacity constraints that previously limited our revenues, the decline in commodity prices has resulted, and is expected to continue to result, in lower drilling activity for our E&P customers. This lower drilling activity reduced the demand for our services and negatively impacted customer pricing in our North American operations in 2015 that has continued into 2016. As a result of the lower customer demand and more competitive pricing environment, we expect operating income from our North American exploration markets to be lower in 2016, as compared to 2015, with our ability to mitigate this impact dependent upon further expansion into applications in other markets. Further, due to the fact that our business contains high levels of fixed costs, including significant facility and personnel expenses, we expect North American operating margins to remain below those achieved in recent years in the absence of a longer-term increase in revenues.

Corporate Office

Corporate office expenses decreased $0.5 million to $7.4 million in the first quarter of 2016, compared to $7.8 million in the first quarter of 2015.  The decline is primarily attributable to lower costs related to legal matters, primarily the wage and hour litigation, and the benefits of cost reduction programs.

Liquidity and Capital Resources

Net cash used in operating activities during the first quarter of 2016 totaled $2.9 million compared to net cash provided by operating activities of $31.6 million in the first quarter of 2015. The operating cash flow deficit in the first quarter of 2016 is primarily attributable to the net loss for the period resulting from the decline in North America drilling activity. During the first quarter of 2016, net income adjusted for non-cash items was a $3.4 million use of cash, while changes in operating assets provided $0.5 million of cash.

Net cash used in investing activities during the first quarter of 2016 was $12.0 million consisting of capital expenditures of $13.4 million, partially offset by $1.4 million of proceeds from the sale of assets. Capital expenditures in the first quarter of 2016 included $9.8 million in the Fluids Systems segment, including $4.4 million related to the facility upgrade and expansion of our Fourchon, Louisiana facility serving the Gulf of Mexico deepwater market, $2.0 million related to our new fluids blending facility and distribution center in Conroe, Texas, and $2.0 million to support the contract with Total S.A. in Uruguay. The Mats and Integrated Services segment capital expenditures totaled $3.0 million in the first quarter of 2016.

Net cash used in financing activities during the first quarter of 2016 was $11.6 million primarily associated with the repurchase of $11.2 million of our convertible senior notes in the open market for $9.2 million of cash.

We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. In the near term, we anticipate a continued reduction of our working capital requirements as a result of on-going efforts to reduce inventory levels in connection with the declines in customer activity. In April 2016, we received approximately $27 million in cash refunds for income taxes related to the carryback of U.S. federal tax losses incurred in 2015. We expect to use approximately $6.0 million of cash during the second and third quarters of 2016 to fund accrued severance obligations and the pending settlement of the wage and hour litigation. We also expect total 2016 capital expenditures to range between $30 million to $40 million, including expenditures for the completion of the facility upgrade and expansion of our Fourchon, Louisiana facility serving the Gulf of Mexico deepwater market, as well as required infrastructure investments to support our international growth in the Fluids Systems segment. In addition, we may repurchase shares or convertible Senior Notes in the open market or as otherwise determined by management under the existing Board authorized repurchase program, subject to market conditions, business opportunities, limitations under our Asset-Based Loan Facility (the “ABL Facility”) and other factors.

As of March 31, 2016, we had cash on-hand of $82.5 million, of which $36.1 million resides within our foreign subsidiaries that we intend to leave permanently reinvested abroad. We expect our available cash on-hand, as well as cash generated by operations and anticipated decreases in working capital levels, including U.S. income tax refunds, to be adequate to fund current operations and our anticipated capital needs during the next 12 months. Availability under our ABL Facility, subject to our satisfaction of the lending conditions, covenant compliance and certain restrictions as discussed further below, could also provide additional liquidity. In addition, subject to our satisfaction of the lending requirements, we have the option to secure existing domestic letters of credit using availability under our ABL Facility which could result in the release of approximately $15.5 million of restricted cash that is currently serving as collateral for outstanding letters of credit.

Our capitalization is as follows:

(In thousands)	March 31, 2016	December 31, 2015

Senior Notes	$161,321	$172,497
Debt issuance costs - Senior Notes	(1,039)	(1,296)
Revolving credit facility	-	-
Other	5,528	7,392
Total	165,810	178,593
Stockholder's equity	514,843	520,259

Total capitalization	$680,653	$698,852

Total debt to capitalization	24.4%	25.6%

Senior Notes. In September 2010, we issued $172.5 million of unsecured convertible senior notes (“Senior Notes”) that mature on October 1, 2017, of which, $161.3 million principal amount was outstanding at March 31, 2016. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes prior to their maturity date. In February 2016, we repurchased $11.2 million of our Senior Notes in the open market for $9.2 million under our existing Board authorized repurchase program and recognized a net gain of $1.9 million in the first quarter of 2016 for the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs.

Revolving Credit Facility. At March 31, 2016, we had no outstanding borrowings under the $150.0 million revolving credit facility. Following the significant declines in customer activity during the first quarter of 2016, we were not in compliance with the consolidated leverage ratio and interest coverage ratio covenants under the revolving credit facility. We terminated the Credit Agreement effective May 12, 2016 and replaced it with an asset-based revolving loan facility as discussed further below. As of the date of termination, we had no outstanding borrowings under the Credit Agreement.

Asset-Based Loan Facility. On May 12, 2016, we entered into an asset-based revolving credit agreement (the “ABL Facility”) which replaces the terminated Credit Agreement. The ABL Facility provides financing of up to $90.0 million available for borrowings (inclusive of letters of credit), which, subject to the conditions contained therein, can be increased to a maximum capacity of $150.0 million. The ABL Facility terminates on March 6, 2020; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the credit facility to June 30, 2017 if, prior to such date, the Senior Notes have not either been repurchased, redeemed, converted and/or refinanced in full or the Company has not provided sufficient funds to an escrow agent to repay the Senior Notes in full on their maturity date. Borrowing availability under the ABL Facility is calculated based on the level of eligible domestic receivables, inventory, and beginning in 2017, composite mats included in the rental fleet, net of reserves and limits on certain elements of the asset base. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment, as defined in the ABL Facility agreement. We are unable to borrow funds under the ABL Facility until satisfaction of the lending conditions, which include the completion of administrative procedures, termination of liens under the Credit Agreement and the securitization of collateral under the ABL Facility, which we anticipate finishing no later than August 1, 2016. If we are unable to complete the process described above prior to August 2, 2016, or obtain an extension of this deadline, the lenders’ commitments under the ABC Facility will terminate.

Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 225 to 350 basis points for LIBOR borrowings, and 125 to 250 basis points with respect to base rate borrowings, based on our consolidated EBITDA, consolidated leverage ratio, and consolidated fixed charge coverage ratio. The initial applicable margin for borrowings under our ABL Facility is 350 basis points with respect to LIBOR borrowings and 250 basis points with respect to base rate borrowings. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 37.5 to 62.5 basis points, based on our consolidated leverage ratio. The initial applicable commitment fee is 62.5 basis points.

The ABL Facility is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments such as the redemption, defeasance or refinancing of the Senior Notes. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events and certain change of control events. As of the date of this filing, we were in compliance with the covenants under the ABL Facility.

Other Debt. Our foreign subsidiaries, primarily those in Italy, Brazil and India, maintain local credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs, as well as to reduce the net investment in foreign operations subject to foreign currency risk. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. Total outstanding balances under these arrangements were $5.5 million and $7.4 million at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016, we had letters of credit issued and outstanding which totaled $14.2 million that are collateralized by $15.5 million in restricted cash.  Additionally, our foreign operations had $11.5 million outstanding in letters of credit and other guarantees, with certain letters of credit that are collateralized by $2.0 million in restricted cash. At March 31, 2016, this restricted cash totaling $17.5 million was included in other current assets in the accompanying balance sheet.

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

During the first quarter of 2016, we reviewed our estimates of the useful lives and residual values of our composite mats rental fleet included in fixed assets for the Mats and Integrated Services segment. We revised our original estimates based on the observed historical service lives and end of life residual values for composite mats. We now estimate that certain composite mats which were originally estimated to have a useful life of 7 years with zero residual value will have estimated useful lives ranging from 10 to 12 years with an estimated residual value of 20%. These changes in estimate were recognized prospectively beginning from January 1, 2016 resulting in a reduction in depreciation expense of approximately $1.6 million for the Mats and Integrated Services segment and additional quarterly net income after taxes of approximately $1.0 million, or $0.01 per share, in the first quarter of 2016. We expect these changes to have a similar effect on future quarterly results in 2016 and going forward.

For additional discussion of our critical accounting estimates and policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015. Our critical accounting policies have not materially changed since December 31, 2015.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.

Interest Rate Risk

At March 31, 2016, we had total debt outstanding of $165.8 million, including $161.3 million of Senior Notes bearing interest at a fixed rate of 4.0%. Variable rate debt totaled $5.5 million which relates to our foreign operations under lines of credit and other borrowings. At the March 31, 2016 balance, a 200 basis point increase in market interest rates during 2016 would cause our annual interest expense to increase approximately $0.1 million.

Foreign Currency

Our principal foreign operations are conducted in certain areas of EMEA, Latin America, Asia Pacific, and Canada. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate including European euros, Algerian dinar, Romanian new leu, Canadian dollars, Australian dollars, British pounds and Brazilian reais. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2016, the end of the period covered by this quarterly report.

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 1.	Legal Proceedings

Wage and Hour Litigation

Davida v. Newpark Drilling Fluids LLC. On June 18, 2014, Jesse Davida, a former employee of Newpark Drilling Fluids LLC filed a purported class action lawsuit in the U.S. District Court for the Western District of Texas, San Antonio Division, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff seeks damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA; and, pay them on an hourly basis (including overtime). The plaintiff seeks recovery on his own behalf, and seeks certification of a class of similarly situated employees. On January 6, 2015, the Court granted the plaintiff’s motion to “conditionally” certify the class of fluid service technicians that have worked for Newpark Drilling Fluids over the past three years. Notification was given to 658 current and former fluid service technician employees of Newpark regarding this litigation and those individuals were given the opportunity to “opt-in” to the Davida litigation. The opt-in period closed in early May of 2015 and a total of 91 individuals joined the Davida litigation. Counsel for the plaintiffs’ moved to add state law class action claims for current and former fluid service technicians that worked for Newpark Drilling Fluids in New York, North Dakota, Ohio and Pennsylvania. The Court granted the motion, but gave Newpark the right to file a motion to dismiss these state law claims, and that motion is pending. At this point in the litigation, the parties began settlement discussions, resulting in the settlement agreement described below.

Christiansen v. Newpark Drilling Fluids LLC. On November 11, 2014, Josh Christiansen (represented by the same counsel that represents Davida) filed a purported class action lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging violations of the FLSA. The plaintiff seeks damages and penalties for the Company’s alleged failure to: properly classify him as an employee rather than an independent contractor; properly classify its field service employees as “non-exempt” under the FLSA; and, pay them on an hourly basis (including overtime) and seeks damages and penalties for the Company’s alleged failure to pay him and the others in the proposed class on an hourly basis (including overtime). Following the filing of this lawsuit, five additional plaintiffs joined the proceedings. The plaintiff seeks recovery on his own behalf, and sought certification of a class of similarly situated individuals. In March of 2015, the Court denied the plaintiffs’ motion for conditional class certification. Counsel for the plaintiffs did not appeal that ruling and have now filed individual cases for each of the original opt-in plaintiffs plus two new plaintiffs, leaving a total of eight separate independent contractor cases pending. These cases are included in the settlement discussions described below.

Additional Individual FLSA cases. In the fourth quarter of 2015, the same counsel representing the plaintiffs in the Davida and Christiansen-related cases filed two additional individual FLSA cases on behalf of former fluid service technician employees. These cases are similar in nature to the Davida case discussed above and are included in the settlement discussions described below.

Pending Resolution of Wage and Hour Litigation. Beginning in November 2015, we engaged in settlement discussions with counsel for the plaintiffs in the pending wage and hour litigation cases described above. Following mediation in January of 2016, the parties executed a settlement agreement in April 2016 to settle all of the pending matters, subject to a number of conditions, including approval by the Court in the Davida case, and the dismissal of the other FLSA cases (Christiansen-related lawsuits and individual FLSA cases). Subject to these conditions, current and former fluid service technician employees that are eligible for the settlement will be notified of the pending resolution and given an opportunity to participate in the settlement. The amount paid to any eligible individual will vary based on a formula that takes into account the number of workweeks and salary for the individual during the time period covered by the settlement (which can vary based upon several factors). Any eligible individual that elects to participate in the settlement will release all wage and hour claims against the Company. As a result of the settlement negotiations, we recognized a $5.0 million charge in the fourth quarter of 2015 related to the pending resolution of these wage and hour litigation claims. We expect to fund the settlement amount with installment payments in the second and third quarters of 2016, subject to the conditions described above. The settlement fund will be administered by a third party who will make payments to eligible individuals that elect to participate, in accordance with a formula incorporated into the settlement agreement. In addition, under the terms of the settlement agreement, if settlement funds remain after all payments are made to eligible individuals that elect to participate in the settlement, such excess amount will be shared by the participating individuals and Newpark Drilling Fluids. The amount of excess funds, if any, is not currently determinable.

Escrow Claims Related to the Sale of the Environmental Services Business

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

Under the terms of the March 2014 sale of the Environmental Services business to Ecoserv, $8 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the sale agreement. For the amount withheld in escrow, $4 million was scheduled for release to Newpark at each of the nine-month and 18-month anniversary of the closing. In December 2014, we received a letter from counsel for Ecoserv asserting that we had breached certain representations and warranties contained in the sale agreement; including failing to disclose service work performed on injection wells and increased barge rental costs. The letter indicated that Ecoserv expected the costs associated with these claims to exceed the escrow amount. Following a further exchange of letters, in July of 2015, we filed the declaratory judgment action against Ecoserv referenced above. We believe there is no basis in the agreement or on the facts to support the claims asserted by Ecoserv and intend to vigorously defend our position, while pursuing release of the entire $8 million escrow. The litigation remains in the discovery process.

ITEM 1A.	Risk Factors

There have been no material changes during the period ended March 31, 2016 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10‑K for the year ended December 31, 2015, except as described below.

Risks Related to the Cost and Continued Availability of Borrowed Funds, including Risks of Noncompliance with Debt Covenants and Satisfaction of Lending Conditions

We employ borrowed funds as an integral part of our long-term capital structure and our future success is dependent upon continued access to borrowed funds to support our operations. The availability of borrowed funds on reasonable terms is dependent on the condition of credit markets and financial institutions from which these funds are obtained. Adverse events in the financial markets may significantly reduce the availability of funds, which may have an adverse effect on our cost of borrowings and our ability to fund our business strategy. Our ability to meet our debt service requirements and the continued availability of funds under our existing or future loan agreements is dependent upon our ability to generate operating income and remain in compliance with the covenants in our debt agreements. This, in turn, is subject to the volatile nature of the oil and natural gas industry, and to competitive, economic, financial and other factors that are beyond our control.

In May 2016, we replaced our existing Credit Agreement with a new ABL Facility. Borrowing availability under the ABL Facility is calculated based on the level of eligible domestic receivables, inventory, and beginning in 2017, composite mats included in the rental fleet, net of reserves and limits on certain elements of the asset base. The lender may establish such reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment, as defined in the ABL Facility Agreement. The availability under the ABL Facility is expected to fluctuate directionally with changes in the Company's receivables, inventory, and composite mat rental fleet. We are unable to borrow funds under the ABL Facility until the satisfaction of the lending conditions, which include completion of administrative procedures, termination of liens under the Credit Agreement and securitization of collateral under the ABL Facility, which is required to be completed no later than August 1, 2016. If we are unable to satisfy the lending conditions, including the completion of such administrative procedures, termination of liens under the Credit Agreement and securitization of collateral under the ABL Facility prior to August 2, 2016, or obtain an extension of this deadline, the commitments available for borrowings and letters of credit under the ABL Facility would terminate.

The Company is subject to compliance with a fixed charge coverage ratio covenant if the Company’s borrowing availability falls below $25.0 million. If the Company is unable to make required payments under the ABL Facility, or if the Company fails to comply with the various covenants and other requirements of the ABL Facility or other indebtedness, the Company would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, unless we are able to obtain, on a timely basis, a necessary waiver or amendment. Any waiver or amendment may require us to revise the terms of our agreements which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the ABL Facility, to declare any outstanding indebtedness, together with any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the ABL Facility when due, the lenders would be permitted to proceed against their collateral. In the event any outstanding indebtedness in excess of $25 million is accelerated, this could also cause an event of default under our Senior Notes. The acceleration of any of our indebtedness and the election to exercise any such remedies could have a material adverse effect on our business and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares and Convertible Senior Notes that May Yet be Purchased Under Plans or Programs (1)
January 1 - 31, 2016	-	$-	-	$42.7
February 1 - 29, 2016	-	-	-	$33.5
March 1 - 31, 2016	-	-	-	$33.5
Total	-	$-	-

(1)

In February 2016, we repurchased $11.2 million of our Senior Notes in the open market for $9.2 million. This repurchase was made under our existing Board authorized repurchase program discussed below. As of March 31, 2016, we had $33.5 million of authorization remaining under the program.

In April 2013, our Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. This authorization was subsequently increased to $100.0 million in February 2014. In September 2015, our Board of Directors expanded the repurchase program to include the repurchase of our Senior Notes, in addition to outstanding shares of common stock. The repurchase program has no specific term. The Company may repurchase shares or Senior Notes in the open market or as otherwise determined by management, subject to market conditions, business opportunities, limitations under our ABL Facility and other factors. Repurchases are expected to be funded from operating cash flows and available cash on-hand. As part of the share repurchase program, the Company’s management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.

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

10.1

ABL Facility Agreement dated May 12, 2016 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Mats & Integrated Services LLC, Excalibar Minerals LLC, and Dura-Base Nevada, Inc., as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party hereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2016 (SEC File No. 001-02960).

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

Date: May 13, 2016

NEWPARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek, Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Douglas L. White
Douglas L. White, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1

ABL Facility Agreement dated May 12, 2016 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Mats & Integrated Services LLC, Excalibar Minerals LLC, and Dura-Base Nevada, Inc., as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party hereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2016 (SEC File No. 001-02960).

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