Form 10-Q
period 2016-06-30
NEWPARK RESOURCES INC
filed 2016-07-29
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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
Yes                    No           ✓
As of July 26, 2016, a total of 84,519,550 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016

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

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$93,148	$107,138
Receivables, net	177,484	206,364
Inventories	144,876	163,657
Prepaid expenses and other current assets	31,198	29,219
Total current assets	446,706	506,378

Property, plant and equipment, net	311,220	307,632
Goodwill	18,620	19,009
Other intangible assets, net	5,985	11,051
Deferred tax assets	3,684	1,821
Other assets	3,808	3,002
Total assets	$790,023	$848,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$10,193	$7,382
Accounts payable	50,357	72,211
Accrued liabilities	36,680	45,835
Total current liabilities	97,230	125,428

Long-term debt, less current portion	160,460	171,211
Deferred tax liabilities	28,392	26,368
Other noncurrent liabilities	6,254	5,627
Total liabilities	292,336	328,634

Commitments and contingencies (Note 8)

Common stock, $0.01 par value, 200,000,000 shares authorized and 99,662,742 and 99,377,391 shares issued, respectively	997	994
Paid-in capital	537,108	533,746
Accumulated other comprehensive loss	(57,407)	(58,276)
Retained earnings	143,756	171,788
Treasury stock, at cost; 15,240,397 and 15,302,345 shares, respectively	(126,767)	(127,993)
Total stockholders’ equity	497,687	520,259
Total liabilities and stockholders' equity	$790,023	$848,893

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Revenues	$115,315	$163,644	$229,859	$372,108
Cost of revenues	102,803	142,155	214,376	318,789
Selling, general and administrative expenses	21,435	23,963	44,927	49,941
Other operating income, net	(713)	(792)	(2,409)	(1,068)
Impairments and other charges	6,925	—	6,925	—
Operating income (loss)	(15,135)	(1,682)	(33,960)	4,446

Foreign currency exchange (gain) loss	(746)	(410)	(1,201)	1,154
Interest expense, net	3,022	2,224	5,103	4,479
Gain on extinguishment of debt	—	—	(1,894)	—
Loss from operations before income taxes	(17,411)	(3,496)	(35,968)	(1,187)

Provision (benefit) for income taxes	(3,507)	758	(8,764)	2,074
Net loss	$(13,904)	$(4,254)	$(27,204)	$(3,261)

Loss per common share - basic:	$(0.17)	$(0.05)	$(0.33)	$(0.04)
Loss per common share - diluted:	$(0.17)	$(0.05)	$(0.33)	$(0.04)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015

Net loss	$(13,904)	$(4,254)	$(27,204)	$(3,261)

Foreign currency translation adjustments	(3,765)	1,319	869	(15,890)

Comprehensive loss	$(17,669)	$(2,935)	$(26,335)	$(19,151)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2014	$992	$521,228	$(31,992)	$262,616	$(127,386)	$625,458
Net loss	—	—	—	(3,261)	—	(3,261)
Employee stock options, restricted stock and employee stock purchase plan	2	(507)	—	—	(596)	(1,101)
Stock-based compensation expense	—	6,510	—	—	—	6,510
Income tax effect, net, of employee stock related activity	—	(396)	—	—	—	(396)
Foreign currency translation	—	—	(15,890)	—	—	(15,890)
Other	—	(870)	—	—	—	(870)
Balance at June 30, 2015	$994	$525,965	$(47,882)	$259,355	$(127,982)	$610,450

Balance at December 31, 2015	$994	$533,746	$(58,276)	$171,788	$(127,993)	$520,259
Net loss	—	—	—	(27,204)	—	(27,204)
Employee stock options, restricted stock and employee stock purchase plan	3	(1,199)	—	(828)	1,226	(798)
Stock-based compensation expense	—	5,613	—	—	—	5,613
Income tax effect, net, of employee stock related activity	—	(1,052)	—	—	—	(1,052)
Foreign currency translation	—	—	869	—	—	869
Balance at June 30, 2016	$997	$537,108	$(57,407)	$143,756	$(126,767)	$497,687

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net loss	$(27,204)	$(3,261)
Adjustments to reconcile net loss to net cash provided by operations:
Impairments and other non-cash charges	8,617	—
Depreciation and amortization	19,201	21,069
Stock-based compensation expense	5,613	6,510
Provision for deferred income taxes	546	(3,205)
Net provision for doubtful accounts	1,582	1,033
Gain on sale of assets	(1,841)	(528)
Gain on extinguishment of debt	(1,894)	—
Change in assets and liabilities:
Decrease in receivables	18,006	113,746
Decrease in inventories	18,981	2,804
Increase in other assets	(2,204)	(2,461)
Decrease in accounts payable	(20,720)	(38,744)
Increase (decrease) in accrued liabilities and other	1,143	(15,166)
Net cash provided by operating activities	19,826	81,797

Cash flows from investing activities:
Capital expenditures	(26,652)	(34,313)
Increase in restricted cash	(22)	—
Proceeds from sale of property, plant and equipment	2,553	1,144
Net cash used in investing activities	(24,121)	(33,169)

Cash flows from financing activities:
Borrowings on lines of credit	4,268	4,718
Payments on lines of credit	(5,034)	(5,949)
Purchase of senior notes	(9,206)	—
Debt issuance costs	(1,707)	(1,697)
Other financing activities	2,170	(1,487)
Proceeds from employee stock plans	4	359
Purchases of treasury stock	(1,093)	(1,769)
Net cash used in financing activities	(10,598)	(5,825)

Effect of exchange rate changes on cash	903	(4,598)

Net increase (decrease) in cash and cash equivalents	(13,990)	38,205
Cash and cash equivalents at beginning of year	107,138	85,052
Cash and cash equivalents at end of period	$93,148	$123,257

Cash paid (received) for:
Income taxes (net of refunds)	$(22,010)	$9,137
Interest	$4,143	$4,412
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. Our fiscal year end is December 31 and our second quarter represents the three-month period ended June 30 and our first half represents the six-month period ended June 30. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2016 and our results of operations for the three and six months ended June 30, 2016 and 2015 and our cash flows for the six months ended June 30, 2016 and 2015. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2015 is derived from the audited consolidated financial statements at that date.
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
Change in Accounting Estimates
In 2016, we revised our estimates of the useful lives and residual values of certain of our composite mats included in rental fleet fixed assets within the Mats and Integrated Services segment. We now estimate that certain composite mats which were originally estimated to have a useful life of 7 years with zero residual value will have estimated useful lives ranging from 10 to 12 years with an estimated residual value of 20%. These changes in estimates were recognized prospectively beginning January 1, 2016 resulting in a reduction in depreciation expense for the Mats and Integrated Services segment of approximately $1.5 million and $3.1 million for the three and six months ended June 30, 2016, respectively. We expect these changes to have a similar effect on quarterly results going forward.
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
Standards not yet adopted
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the new guidance by one year and provided entities the option to early adopt the new guidance. The new guidance is effective for us in the first quarter of 2018 with early adoption permitted in the first quarter of 2017. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the impact of these amendments on our consolidated financial statements, including the adoption and transition alternatives.

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
Note 2 – Earnings per Share
The following table presents the reconciliation of the numerator and denominator for calculating earnings (loss) per share:

	Second Quarter		First Half
(In thousands, except per share data)	2016	2015	2016	2015
Numerator
Net loss - basic	$(13,904)	$(4,254)	$(27,204)	$(3,261)
Assumed conversions of Senior Notes	—	—	—	—
Adjusted net loss - diluted	$(13,904)	$(4,254)	$(27,204)	$(3,261)

Denominator
Weighted-average common shares outstanding - basic	83,457	82,529	83,358	82,414
Dilutive effect of stock options and restricted stock awards	—	—	—	—
Dilutive effect of Senior Notes	—	—	—	—
Weighted-average common shares outstanding - diluted	83,457	82,529	83,358	82,414

Net loss per common share
Basic	$(0.17)	$(0.05)	$(0.33)	$(0.04)
Diluted	$(0.17)	$(0.05)	$(0.33)	$(0.04)

Stock options and restricted stock excluded from calculation of diluted earnings per share because anti-dilutive for the period	7,220	2,911	6,742	2,685
For all periods presented, we excluded all potentially dilutive stock options and restricted stock as well as the assumed conversion of the Senior Notes in calculating diluted earnings per share as the effect was anti-dilutive due to the net losses incurred for these periods.

Note 3 - Stock-Based Compensation
During the second quarter of 2016, the Compensation Committee of our Board of Directors approved equity-based compensation to executive officers and other key employees. The awards included a grant of 1,463,994 shares of restricted stock units which will vest in equal installments over a three-year period. Non-employee directors received shares of restricted stock totaling 212,961 shares, which will vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant date. The weighted average fair value on the date of grant for all of these awards was $4.32 per share.
Additionally, 1,242,856 stock options were granted to executive officers and other key employees at an exercise price of $4.32 per share, which provides for equal vesting over a three-year period with a term of ten years. The estimated fair value of the stock options on the grant date using the Black-Scholes option-pricing model was $1.97. The assumptions used in the Black-Scholes model included a risk-free interest rate of 1.38%, expected life of 5.22 years, and expected volatility of 50.49%.
The Compensation Committee also approved performance-based awards during the second quarter of 2016 to executive officers. The performance-based restricted stock units will be settled in shares of common stock and will be based on the relative ranking of the Company’s total shareholder return (“TSR”) as compared to the TSR of the Company’s designated peer group for 2016. The performance period began June 1, 2016 and ends May 31, 2019, with the ending TSR price being equal to the average closing price of our shares over the 30-calendar days ending May 31, 2019. A total of 230,790 performance-based restricted stock units were granted with the payout of shares for each executive ranging from 0% to 150% of target. The estimated fair value of each restricted stock unit at the date of grant using the Monte Carlo valuation model was $5.18. The valuation was done as of the date of grant, which included a risk-free interest rate of 0.95%, the average closing price for our shares over the 30-calendar days ending May 16, 2016 of $4.69 and expected volatility of 46.89%.
Note 4 – Repurchase Program
In April 2013, our Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. This authorization was subsequently increased to $100.0 million in February 2014. In September 2015, our Board of Directors expanded the repurchase program to include the repurchase of our convertible Senior Notes (as defined in Note 7 below), in addition to outstanding shares of common stock. The repurchase program has no specific term. The Company may repurchase shares or convertible Senior Notes in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility (as defined in Note 7 below) and other factors. Repurchases are expected to be funded from operating cash flows and available cash on-hand. As part of the share repurchase program, the Company’s management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.
There were no shares repurchased during the first half of 2016 and 2015. In February 2016, we repurchased $11.2 million of our convertible Senior Notes in the open market for $9.2 million. This repurchase was made under our existing Board authorized repurchase program discussed above. As of June 30, 2016, we had $33.5 million of authorization remaining under the program.

Note 5 – Receivables
Receivables consisted of the following:

(In thousands)	June 30, 2016	December 31, 2015
Gross trade receivables	$143,277	$159,119
Allowance for doubtful accounts	(8,442)	(7,189)
Net trade receivables	134,835	151,930

Income tax receivables	20,129	32,600
Other receivables	22,520	21,834
Total receivables, net	$177,484	$206,364
At June 30, 2016, income tax receivables includes approximately $16.5 million related to our plan to request a refund for the carryback of U.S. federal tax losses expected in 2016. At December 31, 2015, income tax receivables included approximately $29.0 million related to our decision to request a refund for the carryback of U.S. federal tax losses incurred in 2015, which has substantially been received in 2016. Other receivables includes $10.5 million and $10.4 million for value added, goods and service taxes related to foreign jurisdictions and other tax related receivables as of June 30, 2016 and December 31, 2015, respectively. In addition, other receivables includes $8.0 million at June 30, 2016 and December 31, 2015 in connection with the March 2014 sale of the Environmental Services business that is held in escrow associated with transaction representations, warranties and indemnities. In December 2014, the buyer made certain claims for indemnification under the terms of the sale agreement, which defers the release of the escrow funds until such claims are resolved. Further discussion of the buyer’s claims and related litigation is contained in Note 8 below.
Note 6 – Inventories
Inventories consisted of the following:

(In thousands)	June 30, 2016	December 31, 2015
Raw materials:
Drilling fluids	$116,651	$133,934
Mats	1,376	657
Total raw materials	118,027	134,591

Blended drilling fluids components	24,270	25,343

Finished goods - mats	2,579	3,723

Total inventory	$144,876	$163,657
Raw materials consist primarily of barite, chemicals, and other additives that are consumed in the production of our drilling fluid systems. Our blended drilling fluids components consist of base drilling fluid systems that have been either mixed internally at our mixing plants or purchased from third-party vendors. These base systems require raw materials to be added, as required to meet specified customer requirements.
During the second quarter of 2016, we recognized a $0.6 million charge reported in cost of revenues to reduce the carrying value of diesel-based drilling fluid inventory in the Fluids Systems segment. The charge resulted from lower of cost or market adjustments primarily due to the decline in selling prices for our diesel-based drilling fluid products.

Note 7 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

(In thousands)	June 30, 2016	December 31, 2015
Senior Notes	$161,321	$172,497
Debt issuance costs - Senior Notes	(866)	(1,296)
Revolving Credit Facility	—	—
ABL Facility	—	—
Other	10,198	7,392
Total debt	170,653	178,593
Less: current portion of total debt	(10,193)	(7,382)
Long-term debt	$160,460	$171,211
Senior Notes. In September 2010, we issued $172.5 million of unsecured convertible senior notes (“Senior Notes”) that mature on October 1, 2017, of which, $161.3 million principal amount was outstanding at June 30, 2016. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes prior to their maturity date. In the first quarter of 2016, we repurchased $11.2 million of our Senior Notes in the open market for $9.2 million and recognized a net gain of $1.9 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs.
Revolving Credit Facility. In March 2015, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provided for a $200.0 million revolving loan facility available for borrowings and letters of credit through March 2020. In December 2015, the Credit Agreement was amended, decreasing the revolving credit facility to $150.0 million and modifying certain financial covenants through the first quarter of 2017.
Due to the continued decline in customer activity in the first quarter of 2016 and anticipated challenges in maintaining compliance with certain financial covenants, we terminated the Credit Agreement in May 2016 and replaced it with an asset-based revolving loan facility as discussed further below. As of the date of termination, we had no outstanding borrowings under the Credit Agreement. In the second quarter of 2016, we recognized charges of $1.1 million in interest expense for the write-off of debt issuance costs in connection with the termination.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement (the “ABL Facility”) which replaced the terminated Credit Agreement. The ABL Facility provides financing of up to $90.0 million available for borrowings (inclusive of letters of credit), which, subject to the conditions contained therein, can be increased to a maximum capacity of $150.0 million. The ABL Facility terminates on March 6, 2020; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the credit facility to June 30, 2017 if, prior to such date, the Senior Notes have not either been repurchased, redeemed, converted and/or refinanced in full or the Company has not provided sufficient funds to an escrow agent to repay the Senior Notes in full on their maturity date. Borrowing availability under the ABL Facility is calculated based on the level of eligible domestic receivables, inventory, and beginning in January 2017, composite mats included in the rental fleet, net of reserves and limits on certain elements of the asset base. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment, as defined in the ABL Facility agreement. Following the execution of the ABL Facility, we completed all necessary administrative procedures including the securitization of collateral. As of June 30, 2016, we had no borrowings outstanding under the ABL Facility with a total borrowing base availability of $50.6 million.
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 225 to 350 basis points for LIBOR borrowings, and 125 to 250 basis points with respect to base rate borrowings, based on our consolidated EBITDA, ratio of debt to consolidated EBITDA, and consolidated fixed charge coverage ratio, each as defined in the ABL Facility. As of June 30, 2016, the applicable margin for borrowings under our ABL Facility is 350 basis points with respect to LIBOR borrowings and 250 basis points with respect to base rate borrowings. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 37.5 to 62.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of June 30, 2016 was 62.5 basis points.

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
Other Debt. Our foreign subsidiaries, primarily those in Italy, Brazil and India, maintain local credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs, as well as to reduce the net investment in foreign operations subject to foreign currency risk. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. Total outstanding balances under these arrangements and other domestic financing arrangements were $10.2 million and $7.4 million at June 30, 2016 and December 31, 2015, respectively.
At June 30, 2016, we had letters of credit issued and outstanding which totaled $14.9 million that are collateralized by $16.5 million in restricted cash.  Additionally, our foreign operations had $10.2 million outstanding in letters of credit and other guarantees, with certain letters of credit that are collateralized by $0.9 million in restricted cash. At June 30, 2016, total restricted cash of $17.4 million was included in other current assets in the accompanying balance sheet.
Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at June 30, 2016 and December 31, 2015. The estimated fair value of our Senior Notes was $153.8 million at June 30, 2016 and $154.4 million at December 31, 2015, based on quoted market prices at these respective dates.
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

Beginning in November 2015, we engaged in settlement discussions with counsel for the plaintiffs in the pending wage and hour litigation cases described above. Following mediation in January of 2016, the parties executed a settlement agreement in April 2016 to settle all of the pending matters, subject to a number of conditions, including approval by the Court in the Davida case, and the dismissal of the other FLSA cases (Christiansen-related lawsuits and individual FLSA cases). Subject to these conditions, current and former fluid service technician employees that are eligible for the settlement will be notified of the pending resolution and given an opportunity to participate in the settlement. The amount paid to any eligible individual will vary based on a formula that takes into account the number of workweeks and salary for the individual during the time period covered by the settlement (which can vary based upon several factors). Any eligible individual that elects to participate in the settlement will release all wage and hour claims against the Company. As a result of the settlement negotiations, we recognized a $5.0 million charge in the fourth quarter of 2015 related to the pending resolution of these wage and hour litigation claims. We expect to fund the settlement amount with installment payments in the third and fourth quarters of 2016, subject to the conditions described above. The settlement fund will be administered by a third party who will make payments to eligible individuals that elect to participate in accordance with a formula incorporated into the settlement agreement. In addition, under the terms of the settlement agreement, if settlement funds remain after all payments are made to eligible individuals that elect to participate in the settlement, such excess amount will be shared by the participating individuals and Newpark Drilling Fluids. The amount of excess funds, if any, is not currently determinable.
Escrow Claims Related to the Sale of the Environmental Services Business
Under the terms of the March 2014 sale of our previous Environmental Services business to Ecoserv, LLC (“Ecoserv”), $8.0 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the sale agreement. For the amount withheld in escrow, $4.0 million was scheduled for release to Newpark at each of the nine-month and 18-month anniversary of the closing. In December 2014, we received a letter from counsel for Ecoserv asserting that we had breached certain representations and warranties contained in the sale agreement; including failing to disclose service work performed on injection wells and increased barge rental costs. The letter indicated that Ecoserv expected the costs associated with these claims to exceed the escrow amount. Following a further exchange of letters, in July of 2015, we filed a declaratory judgment action against Ecoserv in state court in Harris County, Texas, seeking release of the escrow funds. Thereafter, Ecoserv filed a counterclaim seeking recovery of the escrow funds based on the alleged breach of representations and warranties. Ecoserv also alleges that we committed fraud in connection with the sale transaction. We believe there is no basis in the agreement or on the facts to support the claims asserted by Ecoserv and intend to vigorously defend our position, while pursuing release of the entire $8.0 million in escrow. The litigation remains in the discovery process.
Note 9 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Second Quarter		First Half
(In thousands)	2016	2015	2016	2015
Revenues
Fluids systems	$96,153	$140,344	$194,804	$312,246
Mats and integrated services	19,162	23,300	35,055	59,862
Total Revenues	$115,315	$163,644	$229,859	$372,108

Operating Income (Loss)
Fluids systems	$(11,924)	$(223)	$(27,131)	$(1,925)
Mats and integrated services	3,989	6,555	7,725	22,202
Corporate office	(7,200)	(8,014)	(14,554)	(15,831)
Operating Income (Loss)	$(15,135)	$(1,682)	$(33,960)	$4,446
In response to the significant declines in industry activity in North America, we initiated cost reduction programs in the first quarter of 2015 including workforce reductions, reduced discretionary spending, and temporary salary freezes for substantially all employees, including executive officers, and have continued these efforts through the second quarter of 2016. In September 2015, we also initiated a voluntary early retirement program with certain eligible employees in the United States for retirement dates ranging from the fourth quarter of 2015 through the third quarter of 2016. As a result of the continuing declines in activity in the first half of 2016, we initiated further cost reduction actions including additional workforce reductions and beginning in March 2016, a temporary salary reduction for a significant number of North American employees, including executive officers, suspension of the Company’s matching contribution to the U.S. defined contribution plan as well as a reduction in cash compensation paid to our Board of Directors, in order to further align our cost structure to the current activity levels.

As part of these cost reduction programs, we have eliminated substantially all contract positions and reduced our North American employee base by 613 (approximately 47%) since December 31, 2014, including reductions of 177 and 343 employees in the first half of 2016 and 2015, respectively. As a result of these termination programs, we recognized charges for employee termination costs as shown in the table below:

	Second Quarter		First Half
(In thousands)	2016	2015	2016	2015
Cost of revenues	$720	$319	$3,425	$2,518
Selling, general and administrative expenses	136	413	867	1,135
Total employee termination costs	$856	$732	$4,292	$3,653

Fluids systems	$738	$707	$3,919	$3,337
Mats and integrated services	91	22	250	217
Corporate office	27	3	123	99
Total employee termination costs	$856	$732	$4,292	$3,653
Accrued employee termination costs at June 30, 2016 and December 31, 2015 were $1.1 million and $3.3 million, respectively, and are expected to be paid over the next twelve months.
During the second quarter of 2016, the Fluids Systems segment operating results include a total of $7.6 million of charges for the reduction in value of certain assets. These charges include non-cash impairments totaling $6.9 million for certain assets in the Asia Pacific region as discussed further below which are reported in impairments and other charges. The charges also include a $0.6 million write-down of U.S. diesel-based drilling fluid inventory which is reported in cost of revenues.
During the second quarter of 2016, as a result of the continuing unfavorable industry market conditions and operating losses incurred, as well as the deteriorating outlook for the Asia Pacific region of our Fluids Systems segment, we reviewed the recoverability of long-lived assets for this region. We assessed recoverability of the long-lived assets for the Asia Pacific region by comparing the sum of expected undiscounted future net cash flows with the carrying amount of the asset group and determined that the carrying value may not be recoverable. We determined the amount of impairment based on the difference between the carrying amount of the Asia Pacific asset group and its estimated fair value, which we determined using a discounted cash flow approach. As a result of this review, we recorded non-cash impairments totaling $6.9 million including a $3.8 million charge to write-down property, plant and equipment to its estimated fair value and a $3.1 million charge to fully impair the customer related intangible assets for the Asia Pacific region.
As described in Note 1, we revised our estimated useful lives and end of life residual values for composite mats included in our rental fleet as of January 1, 2016 resulting in a decrease in depreciation expense of approximately $1.5 million and $3.1 million for the three and six months ended June 30, 2016.
In the first half of 2016, revenue from Sonatrach, our primary customer in Algeria, was approximately 15% of consolidated revenues.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2015. Our second quarter represents the three-month period ended June 30 and the first half represents the six-month period ended June 30. Unless otherwise stated, all currency amounts are stated in U.S. dollars.
Overview
We are a geographically diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration and production (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services.
Our Fluids Systems segment, which generated 85% of consolidated revenues in the first half of 2016, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.
International expansion is a key element of our corporate strategy. In recent years, we have been awarded multiple international contracts to provide drilling fluids and related services to several customers, primarily within the EMEA region, which have expanded our international presence, despite the continuing decline in global E&P drilling activity. In 2015, we were awarded three significant international contracts, including:

•
Lot 1 and Lot 3 of a restricted tender by Sonatrach, which expanded our market share with Sonatrach in Algeria. Work under this three-year contract began in the second quarter of 2015, with activity levels ramping up during the second half of 2015 and the first half of 2016. In the first half of 2016, revenues under this contract were approximately 15% of consolidated revenues.

•
A contract with ENI S.p.A. for onshore and offshore drilling in the Republic of Congo. The initial term of this contract is three years and includes an extension option for up to an additional two years. Work under this contract began in the fourth quarter of 2015.

•
A contract with Total S.A. to provide drilling fluids and related services for an exploratory ultra-deepwater well in Block 14 of offshore Uruguay. This project began in March 2016 and was completed in the second quarter of 2016, contributing $12.0 million of revenue to the first half of 2016.

Total revenue generated under these contracts, including our prior contract with Sonatrach, was approximately $49.2 million in the first half of 2016 compared to $24.6 million in the first half of 2015.
In addition, during the first quarter of 2016, we were awarded a two-year contract by Shell Oil to provide drilling fluids and related services for onshore drilling activity in Albania. Work under this contract started late in the second quarter of 2016.
In 2014, we announced two capital investment projects within the Fluids Systems segment. Since then, we substantially completed the investment of approximately $23 million in our new fluids blending facility and distribution center located in Conroe, Texas, which will support the manufacturing of our proprietary fluid technologies, including our Evolution® systems. In addition, we are investing approximately $34 million to significantly expand existing capacity and upgrade the drilling fluids blending, storage, and transfer capabilities in Fourchon, Louisiana, which serves the Gulf of Mexico deepwater market. This project is expected to be completed in the second half of 2016. Capital expenditures related to these projects totaled $16.9 million in the first half of 2016.
Our Mats and Integrated Services segment, which generated 15% of consolidated revenues in the first half of 2016, provides composite mat rentals, well site construction and related site services primarily to oil and gas customers. In addition, mat rental and services activity is expanding into applications in other markets, including electrical transmission/distribution, pipelines and petrochemical plants. Revenues from customers in markets other than oil and gas exploration represented approximately 62% of our rental and services revenues for the first half of 2016 compared to 30% for the first half of 2015. We also manufacture and sell composite mats to customers outside of the U.S., and to domestic customers outside of the oil and gas exploration market.
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

Beginning in the fourth quarter of 2014 and continuing throughout 2015 and into early 2016, the price of oil declined dramatically from the price levels in recent years. As a result, E&P drilling activity has significantly declined in North America and many global markets over this period. Rig count data is the most widely accepted indicator of drilling activity. Average North America rig count data for the second quarter and first half of 2016, as compared to the same periods of 2015 is as follows:

	Second Quarter		2016 vs 2015
	2016	2015	Count	%
U.S. Rig Count	422	907	(485)	(53)%
Canadian Rig Count	48	98	(50)	(51)%
North America	470	1,005	(535)	(53)%

	First Half		2016 vs 2015
	2016	2015	Count	%
U.S. Rig Count	483	1,155	(672)	(58)%
Canadian Rig Count	108	206	(98)	(48)%
North America	591	1,361	(770)	(57)%
_______________________________________________________
Source: Baker Hughes Incorporated
As of July 22, 2016, the U.S. and Canadian rig counts were 462 and 102, respectively. While rig counts have modestly improved recently, activity levels are expected to remain below prior year levels for the foreseeable future.
The lower E&P drilling activity levels further reduced the demand for our services and negatively impacted customer pricing in our North American operations during 2015 and the first half of 2016, and this trend is expected to continue for the remainder of 2016. The lower customer demand and elevated costs associated with workforce reductions negatively impacted our profitability in 2015 and the first half of 2016. Further, due to the fact that our business contains high levels of fixed costs, including significant facility and personnel expenses, North American operating margins in both operating segments have been negatively impacted by the lower customer demand.
In response to the significant declines in industry activity in North America, we initiated cost reduction programs in the first quarter of 2015 including workforce reductions, reduced discretionary spending, and temporary salary freezes for substantially all employees, including executive officers, and have continued these efforts through the second quarter of 2016. In September 2015, we also initiated a voluntary early retirement program with certain eligible employees in the United States for retirement dates ranging from the fourth quarter of 2015 through the third quarter of 2016. As a result of the continuing declines in activity in the first half of 2016, we initiated further cost reduction actions including additional workforce reductions and beginning in March 2016, a temporary salary reduction for a significant number of North American employees, including executive officers, suspension of the Company’s matching contribution to the U.S. defined contribution plan as well as a reduction in cash compensation paid to our Board of Directors, in order to further align our cost structure to the current activity levels.
As part of these cost reduction programs, we have eliminated substantially all contract positions and reduced our North American employee base by 613 (approximately 47%) since December 31, 2014, including reductions of 177 and 343 employees in the first half of 2016 and 2015, respectively. As a result of these termination programs, we recognized charges for employee termination costs as shown in the table below:

	Second Quarter		First Half
(In thousands)	2016	2015	2016	2015
Fluids systems	$738	$707	$3,919	$3,337
Mats and integrated services	91	22	250	217
Corporate office	27	3	123	99
Total employee termination costs	$856	$732	$4,292	$3,653

Second Quarter of 2016 Compared to Second Quarter of 2015
Consolidated Results of Operations
Summarized results of operations for the second quarter of 2016 compared to the second quarter of 2015 are as follows:

	Second Quarter		2016 vs 2015
(In thousands)	2016	2015	$	%
Revenues	$115,315	$163,644	$(48,329)	(30)%
Cost of revenues	102,803	142,155	(39,352)	(28)%
Selling, general and administrative expenses	21,435	23,963	(2,528)	(11)%
Other operating income, net	(713)	(792)	79	(10)%
Impairments and other charges	6,925	—	6,925	NM
Operating loss	(15,135)	(1,682)	(13,453)	NM

Foreign currency exchange gain	(746)	(410)	(336)	82%
Interest expense, net	3,022	2,224	798	36%
Loss from operations before income taxes	(17,411)	(3,496)	(13,915)	NM

Provision (benefit) for income taxes	(3,507)	758	(4,265)	NM
Net loss	$(13,904)	$(4,254)	$(9,650)	NM
Revenues
Revenues decreased 30% to $115.3 million in the second quarter of 2016, compared to $163.6 million in the second quarter of 2015. This $48.3 million decrease includes a $53.2 million (52%) decrease in revenues in North America, comprised of a $49.0 million decrease in our Fluids Systems segment and a $4.2 million decrease in the Mats and Integrated Services segment. Revenues from our international operations increased by $4.9 million (8%), primarily driven by the $11.0 million revenue contribution from the offshore Uruguay project. In addition, activity gains in our EMEA region were more than offset by reduced drilling activity in Asia Pacific and Brazil as well as the unfavorable impact of currency exchange related to the stronger U.S. dollar. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 28% to $102.8 million in the second quarter of 2016, compared to $142.2 million in the second quarter of 2015. The decrease is primarily driven by the decline in revenues and the benefits of cost reduction programs, along with a $1.5 million reduction in depreciation expense associated with the 2016 change in estimated useful lives and residual values of our composite mats rental fleet. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $2.5 million to $21.4 million in the second quarter of 2016 from $24.0 million in the second quarter of 2015. The decrease is primarily attributable to the benefits of cost reduction programs along with reduced spending related to strategic planning projects.
Other operating income, net
Other operating income was $0.7 million in the second quarter of 2016 compared to $0.8 million in the second quarter of 2015 largely reflecting gains recognized on the sale of assets in both periods.
Impairments and other charges
During the second quarter of 2016, we recorded non-cash impairments totaling $6.9 million related to our Asia Pacific region including a $3.8 million charge to write-down property, plant and equipment to its estimated fair value and a $3.1 million charge to fully impair the customer related intangible assets. See “Note 9 - Segment Data” for additional information related to these charges.

Foreign currency exchange
Foreign currency exchange gain was $0.7 million in the second quarter of 2016 compared to $0.4 million in the second quarter of 2015, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense, which primarily reflects the 4% interest associated with our Senior Notes, totaled $3.0 million in the second quarter of 2016 compared to $2.2 million in the second quarter of 2015. The increase was attributable to $1.1 million of charges in the second quarter of 2016 for the write-off of debt issuance costs related to the termination and replacement of our revolving Credit Agreement, partially offset by lower average borrowings in our international subsidiaries along with the benefit from the repurchase of $11.2 million of Senior Notes in the first quarter 2016.
Provision for income taxes
The provision for income taxes for the second quarter of 2016 was a $3.5 million benefit, reflecting an effective tax rate of 20.1%, compared to a $0.8 million expense in the second quarter of 2015. The provision for income taxes in the second quarter of 2016 was unfavorably impacted by pretax losses incurred in Australia, including $6.9 million of impairment charges, for which the recording of a tax benefit is not permitted. The provision for income taxes in the second quarter of 2015 includes a charge for $1.7 million to record a valuation allowance against previously recorded deferred tax assets for our Australian business and is further impacted by pretax losses incurred in Brazil and Australia, for which the recording of a tax benefit is not permitted.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter		2016 vs 2015
(In thousands)	2016	2015	$	%
Revenues
Fluids systems	$96,153	$140,344	$(44,191)	(31)%
Mats and integrated services	19,162	23,300	(4,138)	(18)%
Total revenues	$115,315	$163,644	$(48,329)	(30)%

Operating income (loss)
Fluids systems	$(11,924)	$(223)	$(11,701)
Mats and integrated services	3,989	6,555	(2,566)
Corporate office	(7,200)	(8,014)	814
Operating loss	$(15,135)	$(1,682)	$(13,453)

Segment operating margin
Fluids systems	(12.4)%	(0.2)%
Mats and integrated services	20.8%	28.1%

Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2016 vs 2015
(In thousands)	2016	2015	$	%
United States	$30,763	$74,848	$(44,085)	(59)%
Canada	2,169	7,067	(4,898)	(69)%
Total North America	32,932	81,915	(48,983)	(60)%
EMEA	44,487	41,452	3,035	7%
Latin America	17,108	12,493	4,615	37%
Asia Pacific	1,626	4,484	(2,858)	(64)%
Total	$96,153	$140,344	$(44,191)	(31)%
North American revenues decreased 60% to $32.9 million in the second quarter of 2016 compared to $81.9 million in the second quarter of 2015. This decrease in revenues is primarily attributable to the 53% decline in North American average rig count along with pricing declines, partially offset by market share gains over this period.
Internationally, revenues increased 8% to $63.2 million in the second quarter of 2016 compared to $58.4 million in the second quarter of 2015. The increase in the EMEA region was primarily driven by a $9.5 million increase for activity in Kuwait, Algeria, and the Republic of the Congo, partially offset by a $5.5 million decrease following the completion of customer drilling activity in the deepwater Black Sea and a $2.0 million reduction from the impact of currency exchange. The increase in revenues in Latin America is attributable to an $11.0 million contribution from the offshore Uruguay project in the second quarter of 2016, partially offset by declines in Petrobras drilling activity in Brazil and the impact of currency exchange, while the decline in Asia Pacific is primarily attributable to reduced customer land-based drilling activity.
Operating Loss
The Fluids segment incurred an operating loss of $11.9 million in the second quarter of 2016 compared to an operating loss of $0.2 million in the second quarter of 2015. The second quarter 2016 operating loss includes $7.6 million of charges related to the impairment of assets, including the $6.9 million charge related to the Asia Pacific region as discussed above along with a write-down of diesel based drilling fluid inventories. The remaining $4.1 million increase in operating loss includes an $8.2 million decline in operating results from North American operations, partially offset by a $4.1 million improvement from international operations. The decline in North American operating results is largely attributable to the $49.0 million decline in revenues described above, partially offset by the benefits of cost reduction programs. The $4.1 million improvement in international operations is primarily attributable to the increased revenues from the offshore Uruguay project as well as the increase in activities in the EMEA region as described above.
As a result of the lower commodity prices, we expect drilling activity levels to remain below historical levels for the remainder of 2016, reducing the demand for our services and negatively impacting customer pricing across each of our regions, with these impacts most extensive in our North American operations. Further, while we have executed actions to reduce our workforce and cost structure, our business contains high levels of fixed costs, including significant facility and personnel expenses. Therefore, we expect operating results to be negatively impacted by lower revenues for the remainder of 2016 as compared to 2015.
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

Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2016 vs 2015
(In thousands)	2016	2015	$	%
Mat rental and services	$14,714	$20,792	$(6,078)	(29)%
Mat sales	4,448	2,508	1,940	77%
Total	$19,162	$23,300	$(4,138)	(18)%
Mat rental and services revenues in the second quarter of 2016 decreased $6.1 million compared to the second quarter of 2015. The decrease is primarily due to weakness in North American drilling markets, including the Northeast U.S. region, which has historically been the segment’s largest rental market. A 59% decline in this region’s drilling activity, along with a significant decline in completions activity, has resulted in lower rental fleet utilization and customer pricing from prior year levels.
Revenues from mat sales were $4.4 million in the second quarter of 2016 compared to $2.5 million in the second quarter of 2015. Quarterly revenues from mat sales have typically fluctuated based on the timing of mat orders from customers.
As described above, due to the weakness in E&P customer activity, we continue to increase efforts to expand into applications in other markets, including electrical transmission/distribution, pipelines and petrochemical plants. Revenues from customers in these markets represented approximately 74% of total segment revenues in the second quarter of 2016 compared to 42% in the second quarter of 2015.
Operating Income
Segment operating income decreased by $2.6 million to $4.0 million for the second quarter of 2016 as compared to $6.6 million in the second quarter of 2015, largely attributable to the decline in rental and services revenues as described above. Due to the relatively fixed nature of operating expenses in our rental business, declines in rental and services revenue have a higher decremental impact on the segment’s operating margin. These impacts were partially offset by a $1.5 million reduction in depreciation expense as discussed further below.
During the first quarter of 2016, we reviewed our estimates of the useful lives and residual values of our composite mats included in rental fleet fixed assets for the Mats and Integrated Services segment. In 2016, we revised our original estimates based on the observed historical service lives and end of life residual values for composite mats, resulting in an increased estimated service life and/or residual value for certain composite mat assets in our rental fleet. These changes in estimate resulted in a decrease in second quarter 2016 depreciation expense of approximately $1.5 million. We expect these changes to have a similar effect on future quarterly results.
We completed the expansion of our mat manufacturing facility in 2015, significantly increasing our production capacity. While the expansion project has relieved production capacity constraints that previously limited our revenues, the decline in commodity prices has resulted, and is expected to continue to result, in lower drilling activity for our E&P customers. This lower drilling activity reduced the demand for our services and negatively impacted customer pricing in our North American operations in 2015 that has continued into 2016. As a result of the lower customer demand and a more competitive pricing environment, we expect operating income from our North American exploration markets to be lower in 2016 as compared to 2015, with our ability to mitigate this impact dependent upon further expansion into applications in other markets. Further, due to the fact that our business contains high levels of fixed costs, including significant facility and personnel expenses, we expect North American operating margins to remain below those achieved in recent years in the absence of a longer-term increase in revenues.
Corporate Office
Corporate office expenses decreased $0.8 million to $7.2 million in the second quarter of 2016, compared to $8.0 million in the second quarter of 2015. The decrease is primarily attributable to $0.7 million in reduced spending related to strategic planning projects and the benefits of cost reduction programs.

First Half of 2016 Compared to First Half of 2015
Consolidated Results of Operations
Summarized results of operations for the first half of 2016 compared to the first half of 2015 are as follows:

	First Half		2016 vs 2015
(In thousands)	2016	2015	$	%
Revenues	$229,859	$372,108	$(142,249)	(38)%
Cost of revenues	214,376	318,789	(104,413)	(33)%
Selling, general and administrative expenses	44,927	49,941	(5,014)	(10)%
Other operating income, net	(2,409)	(1,068)	(1,341)	NM
Impairments and other charges	6,925	—	6,925	NM
Operating income (loss)	(33,960)	4,446	(38,406)	NM

Foreign currency exchange (gain) loss	(1,201)	1,154	(2,355)	NM
Interest expense, net	5,103	4,479	624	14%
Gain on extinguishment of debt	(1,894)	—	(1,894)	NM
Loss from operations before income taxes	(35,968)	(1,187)	(34,781)	NM

Provision (benefit) for income taxes	(8,764)	2,074	(10,838)	NM
Net loss	$(27,204)	$(3,261)	$(23,943)	NM
Revenues
Revenues decreased 38% to $229.9 million for the first half of 2016, compared to $372.1 million for the first half of 2015. This $142.2 million decrease includes a $139.5 million (55%) decrease in revenues in North America, comprised of a $114.9 million decrease in our Fluids Systems segment and a $24.6 million decrease in the Mats and Integrated Services segment. Revenues from our international operations decreased by $2.7 million (2%), as a $12.0 million revenue contribution from the offshore Uruguay project and activity gains in our EMEA region were more than offset by reduced drilling activity in Asia Pacific and Brazil, as well as an $11.7 million unfavorable impact of currency exchange related to the stronger U.S. dollar. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 33% to $214.4 million for the first half of 2016, compared to $318.8 million for the first half of 2015. This decrease was primarily driven by the decline in revenues as well as the benefits of cost reduction programs and a $3.1 million reduction in depreciation expense associated with the January 2016 change in estimated useful lives and residual values of our composite mats rental fleet. These declines were partially offset by an increase in employee termination costs, which totaled approximately $3.4 million for the first half of 2016 compared to $2.5 million for the first half of 2015. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $5.0 million to $44.9 million for the first half of 2016 from $49.9 million for the first half of 2015. The decrease is primarily attributable to the benefits of cost reduction programs and lower spending related to legal matters and strategic planning projects.
Other operating income, net
Other operating income was $2.4 million for the first half of 2016 compared to $1.1 million for the first half of 2015. The increase is primarily attributable to a $1.2 million increase in gains recognized on the sale of used composite mats from the rental fleet.
Impairments and other charges
During the second quarter of 2016, we recorded non-cash impairments totaling $6.9 million related to our Asia Pacific region including a $3.8 million charge to write-down property, plant and equipment to its estimated fair value and a $3.1 million charge to fully impair the customer related intangible assets. See “Note 9 - Segment Data” for additional information related to these charges.

Foreign currency exchange
Foreign currency exchange was a $1.2 million gain for the first half of 2016 compared to a $1.2 million loss for the first half of 2015, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies. The primary driver for the net gain in the first half of 2016 was the weakening of the U.S. dollar against other currencies, most notably the Canadian Dollar. The primary driver for the foreign exchange loss in the first half of 2015 was the strengthening of the U.S. dollar against other currencies, most notably the Brazilian real.
Interest expense, net
Interest expense, which primarily reflects the 4% interest associated with our Senior Notes, totaled $5.1 million for the first half of 2016 compared to $4.5 million for the first half of 2015. The increase was attributable to $1.1 million of charges in the second quarter of 2016 for the write-off of debt issuance costs related to the termination and replacement of our revolving Credit Agreement, partially offset by lower average borrowings in our international subsidiaries, along with the benefit from the repurchase of $11.2 million of Senior Notes in the first quarter of 2016.
Gain on extinguishment of debt
The $1.9 million gain relates to the first quarter 2016 repurchase of $11.2 million of our convertible senior notes in the open market for $9.2 million under our existing Board authorized repurchase program. The net gain represents the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs.
Provision for income taxes
The provision for income taxes for the first half of 2016 was a $8.8 million benefit, reflecting an effective tax rate of 24.4%, compared to a $2.1 million expense for the first half of 2015. The provision for income taxes in the first half of 2016 was unfavorably impacted by pretax losses incurred in Australia, including $6.9 million of impairment charges, for which the recording of a tax benefit is not permitted. The provision for income taxes in the first half of 2015 includes a charge for $1.1 million to record a valuation allowance against previously recorded deferred tax assets for our Australian business and is further impacted by pretax losses incurred in Brazil and Australia, for which the recording of a tax benefit is not permitted.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Half		2016 vs 2015
(In thousands)	2016	2015	$	%
Revenues
Fluids systems	$194,804	$312,246	$(117,442)	(38)%
Mats and integrated services	35,055	59,862	(24,807)	(41)%
Total revenues	$229,859	$372,108	$(142,249)	(38)%

Operating income (loss)
Fluids systems	$(27,131)	$(1,925)	$(25,206)
Mats and integrated services	7,725	22,202	(14,477)
Corporate office	(14,554)	(15,831)	1,277
Operating income (loss)	$(33,960)	$4,446	$(38,406)

Segment operating margin
Fluids systems	(13.9)%	(0.6)%
Mats and integrated services	22.0%	37.1%

Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Half		2016 vs 2015
(In thousands)	2016	2015	$	%
United States	$68,147	$172,956	$(104,809)	(61)%
Canada	15,053	25,162	(10,109)	(40)%
Total North America	83,200	198,118	(114,918)	(58)%
EMEA	82,735	77,568	5,167	7%
Latin America	25,617	26,085	(468)	(2)%
Asia Pacific	3,252	10,475	(7,223)	(69)%
Total	$194,804	$312,246	$(117,442)	(38)%
North American revenues decreased 58% to $83.2 million for the first half of 2016 compared to $198.1 million for the first half of 2015. This decrease in revenues is primarily attributable to the 57% decline in North American average rig count along with pricing declines, partially offset by market share gains over this period.
Internationally, revenues decreased 2% to $111.6 million for the first half of 2016 compared to $114.1 million for the first half of 2015. International revenues for the first half of 2016 included a $9.6 million reduction from currency rate changes as compared to the first half of 2015. The increase in the EMEA region was primarily driven by a $23.1 million increase for activity in Kuwait, Algeria, and the Republic of the Congo, partially offset by a $7.4 million decrease following the completion of customer drilling activity in the deepwater Black Sea and other reductions in customer drilling activity related to the current commodity price environment, as well as a $5.7 million reduction from the impact of currency exchange. The decrease in revenues in Latin America is primarily attributable to declines in Petrobras drilling activity in Brazil and the impact of currency exchange largely offset by the $12.0 million revenue contribution from the offshore Uruguay project in the first half of 2016. The decline in Asia Pacific is primarily attributable to reduced customer land-based drilling activity.
Operating Loss
The Fluids segment incurred an operating loss of $27.1 million for the first half of 2016 compared to an operating loss of $1.9 million for the first half of 2015. The first half 2016 operating loss includes $7.6 million of charges in the second quarter related to the impairment of assets as discussed above. The remaining $17.6 million increase in operating loss includes a $16.8 million decline in operating results from North American operations and a $0.8 million decline in international operations. The decline in North American operating results is largely attributable to the $114.9 million decrease in revenues described above, partially offset by the benefits of cost reduction programs. The $0.8 million decline in international operations is primarily attributable to revenue declines in Asia Pacific along with an unfavorable change in customer mix in EMEA, partially offset by the contribution from the 2016 offshore Uruguay project.

Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Half		2016 vs 2015
(In thousands)	2016	2015	$	%
Mat rental and services	$29,683	$47,623	$(17,940)	(38)%
Mat sales	5,372	12,239	(6,867)	(56)%
Total	$35,055	$59,862	$(24,807)	(41)%
Mat rental and services revenues for the first half of 2016 decreased $17.9 million compared to the first half of 2015. The decrease is primarily due to weakness in North American drilling markets, including the Northeast U.S. region, which has historically been the segment’s largest rental market. A 59% decline in this region’s drilling activity, along with a significant decline in completions activity, has resulted in lower rental fleet utilization and customer pricing from prior year levels.
Revenues from mat sales were $5.4 million for the first half of 2016 compared to $12.2 million for the first half of 2015. Revenues from mat sales have typically fluctuated based on the timing of mat orders from customers.
Revenues from customers in markets other than oil and gas represented approximately 68% of total segment revenues for the first half of 2016 compared to 44% for the first half of 2015.
Operating Income
Segment operating income declined by $14.5 million to $7.7 million for the first half of 2016 as compared to $22.2 million for the first half of 2015, attributable to declines in both rental and services revenues and mat sales as described above. Due to the relatively fixed nature of operating expenses in our rental business, declines in rental and services revenue have a higher decremental impact on the segment’s operating margin. The impact of lower revenue was partially offset by a $3.1 million reduction in depreciation expense as discussed further above and a $1.2 million increase in gains recognized on the sale of used mats from our rental fleet.
Corporate Office
Corporate office expenses decreased $1.3 million to $14.6 million for the first half of 2016, compared to $15.8 million for the first half of 2015. The decrease is primarily attributable to $0.8 million of lower costs related to legal matters, primarily the wage and hour litigation and $0.6 million of reduced spending related to strategic planning projects.

Liquidity and Capital Resources
Net cash provided by operating activities during the first half of 2016 totaled $19.8 million compared to $81.8 million during the first half of 2015. The reduction in operating cash flow is due to the larger reduction in working capital in the prior year, along with the higher net loss incurred in the first half of 2016 compared to the first half of 2015. During the first half of 2016, net loss adjusted for non-cash items provided cash of $4.6 million, while changes in working capital provided $15.2 million of cash.
Net cash used in investing activities during the first half of 2016 was $24.1 million including capital expenditures of $26.7 million, partially offset by $2.6 million of proceeds from the sale of assets. Capital expenditures during the first half of 2016 included $21.6 million in the Fluids Systems segment, including a total of $19.1 million related to the facility upgrade and expansion of our Fourchon, Louisiana facility, our new fluids blending facility and distribution center in Conroe, Texas, and equipment to support the contract with Total S.A. in Uruguay. The Mats and Integrated Services segment capital expenditures totaled $4.3 million during the first half of 2016.
Net cash used in financing activities during the first half of 2016 was $10.6 million including $9.2 million used to repurchase convertible senior notes in the open market in the first quarter of 2016 and $1.7 million for costs associated with the execution of the new ABL Facility in the second quarter of 2016.
We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. In the near term, we anticipate a continued reduction of our working capital requirements as a result of on-going efforts to reduce inventory levels in connection with the declines in customer activity. We expect to use approximately $5.0 million of cash during the third and fourth quarter of 2016 to fund the pending settlement of the wage and hour litigation. We also expect total 2016 capital expenditures to range between $35.0 million to $40.0 million, including expenditures for the completion of the facility upgrade and expansion of our Fourchon, Louisiana facility serving the Gulf of Mexico deepwater market. In addition, we may repurchase shares or convertible Senior Notes in the open market or as otherwise determined by management under the existing Board authorized repurchase program, subject to market conditions, business opportunities, limitations under our Asset-Based Loan Facility (the “ABL Facility”) and other factors.
As of June 30, 2016, we had cash on-hand of $93.1 million, of which $34.8 million resides within our international subsidiaries that we intend to leave permanently reinvested abroad. We expect our available cash on-hand, as well as cash generated by operations and anticipated decreases in working capital levels, including U.S. income tax refunds, to be adequate to fund current operations and our anticipated capital needs during the next 12 months. Availability under our ABL Facility, subject to covenant compliance and certain restrictions as discussed further below, also provides additional liquidity. In addition, we have the option to secure existing domestic letters of credit using availability under our ABL Facility which could result in the release of approximately $16.5 million of restricted cash that is currently serving as collateral for outstanding letters of credit.
Our capitalization is as follows:

(In thousands)	June 30, 2016	December 31, 2015
Senior Notes	$161,321	$172,497
Debt issuance costs - Senior Notes	(866)	(1,296)
Revolving Credit Facility	—	—
ABL Facility	—	—
Other	10,198	7,392
Total debt	170,653	178,593

Stockholder's equity	497,687	520,259
Total capitalization	$668,340	$698,852

Total debt to capitalization	25.5%	25.6%

Senior Notes. In September 2010, we issued $172.5 million of unsecured convertible senior notes (“Senior Notes”) that mature on October 1, 2017, of which, $161.3 million principal amount was outstanding at June 30, 2016. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes prior to their maturity date. In the first quarter of 2016, we repurchased $11.2 million of our Senior Notes in the open market for $9.2 million and recognized a net gain of $1.9 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs.
Revolving Credit Facility. In March 2015, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provided for a $200.0 million revolving loan facility available for borrowings and letters of credit through March 2020. In December 2015, the Credit Agreement was amended, decreasing the revolving credit facility to $150.0 million and modifying certain financial covenants through the first quarter of 2017.
Due to the continued decline in customer activity in the first quarter of 2016 and anticipated challenges in maintaining compliance with certain financial covenants, we terminated the Credit Agreement in May 2016 and replaced it with an asset-based revolving loan facility as discussed further below. As of the date of termination, we had no outstanding borrowings under the Credit Agreement. In the second quarter of 2016, we recognized charges of $1.1 million in interest expense for the write-off of debt issuance costs in connection with the termination.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement (the “ABL Facility”) which replaced the terminated Credit Agreement. The ABL Facility provides financing of up to $90.0 million available for borrowings (inclusive of letters of credit), which, subject to the conditions contained therein, can be increased to a maximum capacity of $150.0 million. The ABL Facility terminates on March 6, 2020; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the credit facility to June 30, 2017 if, prior to such date, the Senior Notes have not either been repurchased, redeemed, converted and/or refinanced in full or the Company has not provided sufficient funds to an escrow agent to repay the Senior Notes in full on their maturity date. Borrowing availability under the ABL Facility is calculated based on the level of eligible domestic receivables, inventory, and beginning in January 2017, composite mats included in the rental fleet, net of reserves and limits on certain elements of the asset base. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment, as defined in the ABL Facility agreement. Following the execution of the ABL Facility, we completed all necessary administrative procedures including the securitization of collateral. As of June 30, 2016, we had no borrowings outstanding under the ABL Facility with a total borrowing base availability of $50.6 million.
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 225 to 350 basis points for LIBOR borrowings, and 125 to 250 basis points with respect to base rate borrowings, based on our consolidated EBITDA, ratio of debt to consolidated EBITDA, and consolidated fixed charge coverage ratio, each as defined in the ABL Facility. As of June 30, 2016, the applicable margin for borrowings under our ABL Facility is 350 basis points with respect to LIBOR borrowings and 250 basis points with respect to base rate borrowings. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 37.5 to 62.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of June 30, 2016 was 62.5 basis points.
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
Other Debt. Our foreign subsidiaries, primarily those in Italy, Brazil and India, maintain local credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs, as well as to reduce the net investment in foreign operations subject to foreign currency risk. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. Total outstanding balances under these arrangements and other domestic financing arrangements were $10.2 million and $7.4 million at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016, we had letters of credit issued and outstanding which totaled $14.9 million that are collateralized by $16.5 million in restricted cash.  Additionally, our foreign operations had $10.2 million outstanding in letters of credit and other guarantees, with certain letters of credit that are collateralized by $0.9 million in restricted cash. At June 30, 2016, total restricted cash of $17.4 million was included in other current assets in the accompanying balance sheet.
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
In 2016, we revised our estimates of the useful lives and residual values of certain of our composite mats included in rental fleet fixed assets within the Mats and Integrated Services segment. We now estimate that certain composite mats which were originally estimated to have a useful life of 7 years with zero residual value will have estimated useful lives ranging from 10 to 12 years with an estimated residual value of 20%. These changes in estimates were recognized prospectively beginning January 1, 2016 resulting in a reduction in depreciation expense for the Mats and Integrated Services segment of approximately $1.5 million and $3.1 million for the three and six months ended June 30, 2016, respectively. We expect these changes to have a similar effect on quarterly results going forward.
During the second quarter of 2016, as a result of the continuing unfavorable industry market conditions and operating losses incurred, as well as the deteriorating outlook for the Asia Pacific region of our Fluids Systems segment, we reviewed the recoverability of long-lived assets for this region. We assessed recoverability of the long-lived assets for the Asia Pacific region by comparing the sum of expected undiscounted future net cash flows with the carrying amount of the asset group and determined that the carrying value may not be recoverable. We determined the amount of impairment based on the difference between the carrying amount of the Asia Pacific asset group and its estimated fair value, which we determined using a discounted cash flow approach. As a result of this review, we recorded non-cash impairments totaling $6.9 million including a $3.8 million charge to write-down property, plant and equipment to its estimated fair value and a $3.1 million charge to fully impair the customer related intangible assets for the Asia Pacific region.
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
Interest Rate Risk
At June 30, 2016, we had total debt outstanding of $170.7 million, including $161.3 million of Senior Notes bearing interest at a fixed rate of 4.0%. Variable rate debt totaled $8.0 million which relates to our foreign operations under lines of credit and other borrowings. At the June 30, 2016 balance, a 200 basis point increase in market interest rates during 2016 would cause our annual interest expense to increase approximately $0.2 million.
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
Evaluation of disclosure controls and procedures
Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2016, the end of the period covered by this quarterly report.
Changes in internal control over financial reporting
There has been no change in internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Pending Resolution of Wage and Hour Litigation. Beginning in November 2015, we engaged in settlement discussions with counsel for the plaintiffs in the pending wage and hour litigation cases described above. Following mediation in January of 2016, the parties executed a settlement agreement in April 2016 to settle all of the pending matters, subject to a number of conditions, including approval by the Court in the Davida case, and the dismissal of the other FLSA cases (Christiansen-related lawsuits and individual FLSA cases). Subject to these conditions, current and former fluid service technician employees that are eligible for the settlement will be notified of the pending resolution and given an opportunity to participate in the settlement. The amount paid to any eligible individual will vary based on a formula that takes into account the number of workweeks and salary for the individual during the time period covered by the settlement (which can vary based upon several factors). Any eligible individual that elects to participate in the settlement will release all wage and hour claims against the Company. As a result of the settlement negotiations, we recognized a $5.0 million charge in the fourth quarter of 2015 related to the pending resolution of these wage and hour litigation claims. We expect to fund the settlement amount with installment payments in the third and fourth quarters of 2016, subject to the conditions described above. The settlement fund will be administered by a third party who will make payments to eligible individuals that elect to participate, in accordance with a formula incorporated into the settlement agreement. In addition, under the terms of the settlement agreement, if settlement funds remain after all payments are made to eligible individuals that elect to participate in the settlement, such excess amount will be shared by the participating individuals and Newpark Drilling Fluids. The amount of excess funds, if any, is not currently determinable.

Escrow Claims Related to the Sale of the Environmental Services Business
Newpark Resources, Inc. v. Ecoserv, LLC. On July 13, 2015, we filed a declaratory action in the District Court in Harris County, Texas (80th Judicial District) seeking release of $8.0 million of funds placed in escrow by Ecoserv in connection with its purchase of our Environmental Services business. Ecoserv has filed a counterclaim asserting that we breached certain representations and warranties contained in the purchase/sale agreement including, among other things, the condition of certain assets. In addition, Ecoserv has alleged that Newpark committed fraud in connection with the sale transaction.
Under the terms of the March 2014 sale of the Environmental Services business to Ecoserv, $8.0 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the sale agreement. For the amount withheld in escrow, $4.0 million was scheduled for release to Newpark at each of the nine-month and 18-month anniversary of the closing. In December 2014, we received a letter from counsel for Ecoserv asserting that we had breached certain representations and warranties contained in the sale agreement; including failing to disclose service work performed on injection wells and increased barge rental costs. The letter indicated that Ecoserv expected the costs associated with these claims to exceed the escrow amount. Following a further exchange of letters, in July of 2015, we filed the declaratory judgment action against Ecoserv referenced above. We believe there is no basis in the agreement or on the facts to support the claims asserted by Ecoserv and intend to vigorously defend our position, while pursuing release of the entire $8.0 million escrow. The litigation remains in the discovery process.

ITEM 1A.	Risk Factors
There have been no material changes during the period ended June 30, 2016 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10‑K for the year ended December 31, 2015, except as described below.
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
The Company is subject to compliance with a fixed charge coverage ratio covenant if the Company’s borrowing availability falls below $25.0 million. If the Company is unable to make required payments under the ABL Facility, or if the Company fails to comply with the various covenants and other requirements of the ABL Facility or other indebtedness, the Company would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, unless we are able to obtain, on a timely basis, a necessary waiver or amendment. Any waiver or amendment may require us to revise the terms of our agreements which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the ABL Facility, to declare any outstanding indebtedness, together with any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the ABL Facility when due, the lenders would be permitted to proceed against their collateral. In the event any outstanding indebtedness in excess of $25.0 million is accelerated, this could also cause an event of default under our Senior Notes. The acceleration of any of our indebtedness and the election to exercise any such remedies could have a material adverse effect on our business and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares and Convertible Senior Notes that May Yet be Purchased Under Plans or Programs
April 1 - 30, 2016	11,666	$—	—	$33.5
May 1 - 31, 2016	—	—	—	$33.5
June 1 - 30, 2016	203,664	—	—	$33.5
Total	215,330	$—	—

(1)
During the three months ended June 30, 2016, we purchased an aggregate of 215,330 shares surrendered in lieu of taxes under vesting of restricted shares. As of June 30, 2016, we had $33.5 million of authorization remaining under our existing Board authorized repurchase program discussed below.

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

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

*3.1	Restated Certificate of Incorporation of Newpark Resources, Inc.
4.1
Amendment No. 1 to Newpark Resources, Inc. 2015 Employee Equity Incentive Plan., incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on May 19, 2016 (SEC File No. 333-211459)

10.1
Executive Separation and General Release Agreement between Newpark Resources, Inc. and Jeffery Lynn Juergens, dated May 10, 2016, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2016 (SEC File No. 001-02960)

*10.2	Employment Agreement, dated as of April 22, 2016, by and between Newpark Resources, Inc. and Matthew S. Lanigan
*10.3	Change in Control Agreement dated as of April 22, 2016, by and between Newpark Resources, Inc. and Matthew S. Lanigan
10.4
ABL Facility Agreement dated May 12, 2016 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Mats & Integrated Services LLC, Excalibar Minerals LLC, and Dura-Base Nevada, Inc., as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party hereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2016 (SEC File No. 001-02960)

*31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Gregg S. Piontek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Gregg S. Piontek pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*95.1	Reporting requirements under the Mine Safety and Health Administration
*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.DEF	XBRL Definition Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document

  *  Filed herewith.

NEWPARK RESOURCES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2016

NEWPARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Douglas L. White
Douglas L. White Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

*3.1	Restated Certificate of Incorporation of Newpark Resources, Inc.
4.1
Amendment No. 1 to Newpark Resources, Inc. 2015 Employee Equity Incentive Plan., incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on May 19, 2016 (SEC File No. 333-211459)

10.1
Executive Separation and General Release Agreement between Newpark Resources, Inc. and Jeffery Lynn Juergens, dated May 10, 2016, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2016 (SEC File No. 001-02960)

*10.2	Employment Agreement, dated as of April 22, 2016, by and between Newpark Resources, Inc. and Matthew S. Lanigan
*10.3	Change in Control Agreement dated as of April 22, 2016, by and between Newpark Resources, Inc. and Matthew S. Lanigan
10.4
ABL Facility Agreement dated May 12, 2016 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Mats & Integrated Services LLC, Excalibar Minerals LLC, and Dura-Base Nevada, Inc., as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party hereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2016 (SEC File No. 001-02960)

*31.1	Certification of Paul L. Howes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Gregg S. Piontek pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Paul L. Howes pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Gregg S. Piontek pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*95.1	Reporting requirements under the Mine Safety and Health Administration
*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.DEF	XBRL Definition Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document

*  Filed herewith.