Form 10-Q
period 2016-09-30
NEWPARK RESOURCES INC
filed 2016-10-31
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
Yes                    No           ✓
As of October 28, 2016, a total of 84,653,570 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016

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
For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in Item 1A, “Risk Factors”, in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, in Item 1A, “Risk Factors”, in Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, and in Item 1A, “Risk Factors”, in Part II of this Quarterly Report.

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$91,864	$107,138
Receivables, net	169,839	206,364
Inventories	138,747	163,657
Prepaid expenses and other current assets	30,358	29,219
Total current assets	430,808	506,378

Property, plant and equipment, net	308,820	307,632
Goodwill	20,216	19,009
Other intangible assets, net	6,938	11,051
Deferred tax assets	5,661	1,821
Other assets	4,000	3,002
Total assets	$776,443	$848,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$8,900	$7,382
Accounts payable	46,098	72,211
Accrued liabilities	37,231	45,835
Total current liabilities	92,229	125,428

Long-term debt, less current portion	160,631	171,211
Deferred tax liabilities	27,290	26,368
Other noncurrent liabilities	6,827	5,627
Total liabilities	286,977	328,634

Commitments and contingencies (Note 9)

Common stock, $0.01 par value, 200,000,000 shares authorized and 99,809,902 and 99,377,391 shares issued, respectively	998	994
Paid-in capital	540,415	533,746
Accumulated other comprehensive loss	(55,782)	(58,276)
Retained earnings	129,931	171,788
Treasury stock, at cost; 15,161,747 and 15,302,345 shares, respectively	(126,096)	(127,993)
Total stockholders’ equity	489,466	520,259
Total liabilities and stockholders' equity	$776,443	$848,893

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Revenues	$104,554	$154,170	$334,413	$526,278
Cost of revenues	99,293	138,283	313,669	457,072
Selling, general and administrative expenses	21,736	25,859	66,663	75,800
Other operating income, net	(1,420)	(709)	(3,829)	(1,777)
Impairments and other charges	—	—	6,925	—
Operating loss	(15,055)	(9,263)	(49,015)	(4,817)

Foreign currency exchange (gain) loss	761	3,236	(440)	4,390
Interest expense, net	2,127	2,129	7,230	6,608
Gain on extinguishment of debt	—	—	(1,894)	—
Loss from operations before income taxes	(17,943)	(14,628)	(53,911)	(15,815)

Benefit for income taxes	(4,492)	(10,157)	(13,256)	(8,083)
Net loss	$(13,451)	$(4,471)	$(40,655)	$(7,732)

Loss per common share - basic:	$(0.16)	$(0.05)	$(0.49)	$(0.09)
Loss per common share - diluted:	$(0.16)	$(0.05)	$(0.49)	$(0.09)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015

Net loss	$(13,451)	$(4,471)	$(40,655)	$(7,732)

Foreign currency translation adjustments	1,625	(6,457)	2,494	(22,347)

Comprehensive loss	$(11,826)	$(10,928)	$(38,161)	$(30,079)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2014	$992	$521,228	$(31,992)	$262,616	$(127,386)	$625,458
Net loss	—	—	—	(7,732)	—	(7,732)
Employee stock options, restricted stock and employee stock purchase plan	2	(397)	—	—	(599)	(994)
Stock-based compensation expense	—	10,514	—	—	—	10,514
Income tax effect, net, of employee stock related activity	—	(416)	—	—	—	(416)
Foreign currency translation	—	—	(22,347)	—	—	(22,347)
Other	—	(870)	—	—	—	(870)
Balance at September 30, 2015	$994	$530,059	$(54,339)	$254,884	$(127,985)	$603,613

Balance at December 31, 2015	$994	$533,746	$(58,276)	$171,788	$(127,993)	$520,259
Net loss	—	—	—	(40,655)	—	(40,655)
Employee stock options, restricted stock and employee stock purchase plan	4	(696)	—	(1,202)	1,897	3
Stock-based compensation expense	—	8,865	—	—	—	8,865
Income tax effect, net, of employee stock related activity	—	(1,500)	—	—	—	(1,500)
Foreign currency translation	—	—	2,494	—	—	2,494
Balance at September 30, 2016	$998	$540,415	$(55,782)	$129,931	$(126,096)	$489,466

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net loss	$(40,655)	$(7,732)
Adjustments to reconcile net loss to net cash provided by operations:
Impairments and other non-cash charges	9,493	—
Depreciation and amortization	28,421	32,668
Stock-based compensation expense	8,865	10,514
Provision for deferred income taxes	(3,205)	(12,240)
Net provision for doubtful accounts	2,032	1,176
Gain on sale of assets	(2,331)	(940)
Gain on extinguishment of debt	(1,894)	—
Change in assets and liabilities:
Decrease in receivables	31,360	120,848
Decrease in inventories	25,368	11,190
Decrease (increase) in other assets	582	(2,384)
Decrease in accounts payable	(24,241)	(38,772)
Decrease in accrued liabilities and other	(3,860)	(7,161)
Net cash provided by operating activities	29,935	107,167

Cash flows from investing activities:
Capital expenditures	(33,390)	(51,375)
Business acquisitions, net of cash acquired	(3,761)	—
Increase in restricted cash	(578)	(15,500)
Proceeds from sale of property, plant and equipment	3,317	1,864
Net cash used in investing activities	(34,412)	(65,011)

Cash flows from financing activities:
Borrowings on lines of credit	6,056	7,178
Payments on lines of credit	(7,210)	(9,928)
Purchase of senior notes	(9,206)	—
Debt issuance costs	(2,143)	(1,763)
Other financing activities	1,452	(1,695)
Proceeds from employee stock plans	508	469
Purchases of treasury stock	(1,236)	(1,771)
Net cash used in financing activities	(11,779)	(7,510)

Effect of exchange rate changes on cash	982	(5,848)

Net increase (decrease) in cash and cash equivalents	(15,274)	28,798
Cash and cash equivalents at beginning of year	107,138	85,052
Cash and cash equivalents at end of period	$91,864	$113,850

Cash paid (received) for:
Income taxes (net of refunds)	$(21,423)	$11,978
Interest	$4,331	$4,720
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. Our fiscal year end is December 31, our third quarter represents the three-month period ended September 30 and our first nine months represents the nine-month period ended September 30. The results of operations for the third quarter and the first nine months of 2016 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2016 and our results of operations for the third quarter and first nine months of 2016 and 2015, and our cash flows for the first nine months of 2016 and 2015. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2015 is derived from the audited consolidated financial statements at that date.
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
Change in Accounting Estimates
In 2016, we revised our estimates of the useful lives and residual values of certain of our composite mats included in rental fleet fixed assets within the Mats and Integrated Services segment. We now estimate that certain composite mats which were originally estimated to have a useful life of 7 years with zero residual value will have estimated useful lives ranging from 10 to 12 years with an estimated residual value of 20%. These changes in estimates were recognized prospectively beginning January 1, 2016 resulting in a reduction in depreciation expense for the Mats and Integrated Services segment of approximately $1.5 million and $4.6 million for the third quarter and first nine months of 2016, respectively. We expect these changes to have a similar effect on quarterly results going forward.
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
In March 2016, the FASB issued updated guidance that simplifies several aspects of the accounting for share-based payment transactions, including the requirement to recognize excess tax benefits and tax deficiencies through earnings as a component of income tax expense. Under current U.S. GAAP, these differences are generally recorded in additional paid in capital and thus have no impact on net income. The change in treatment of excess tax benefits and tax deficiencies also impacts the computation of diluted earnings per share and the associated cash flows will now be classified as operating activities in the condensed consolidated statements of cash flows. In addition, entities will be permitted to make an accounting policy election related to forfeitures which impacts the timing of recognition for share-based payment awards. Forfeitures can be estimated, as required under current U.S. GAAP, or recognized when they occur. The new guidance is effective for us in the first quarter of 2017 with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
In August 2016, the FASB issued updated guidance that clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update provides guidance on eight specific cash flow issues. This guidance is effective for us in the first quarter of 2018 and should be applied using the retrospective transition method to each period presented. Early adoption is permitted but all amendments must be adopted in the same period. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Note 2 – Business Combinations
In August 2016, we completed the acquisition of Pragmatic Drilling Fluids Additives, Ltd. (“Pragmatic”), a Canadian provider of specialty chemicals for the oil and gas industry, which further expands our fluids technology portfolio and capabilities. The purchase price for this acquisition was $4.5 million. We funded $3.8 million of the purchase price in the third quarter of 2016 and anticipate funding additional estimated consideration of $0.7 million in the fourth quarter of 2016 related to excess working capital delivered at closing. The preliminary purchase price allocation is subject to change and not yet finalized. This preliminary allocation resulted in amortizable intangible assets of $1.7 million and goodwill of approximately $1.7 million. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.
The results of operations of Pragmatic are reported within the Fluids Systems segment for the period subsequent to the date of the acquisition. Pro-forma results of operations for the acquired business have not been presented as the effect of this acquisition is not material to our consolidated financial statements.

Note 3 – Earnings per Share
The following table presents the reconciliation of the numerator and denominator for calculating loss per share:

	Third Quarter		First Nine Months
(In thousands, except per share data)	2016	2015	2016	2015
Numerator
Net loss - basic	$(13,451)	$(4,471)	$(40,655)	$(7,732)
Assumed conversions of Senior Notes	—	—	—	—
Adjusted net loss - diluted	$(13,451)	$(4,471)	$(40,655)	$(7,732)

Denominator
Weighted-average common shares outstanding - basic	83,998	82,990	83,573	82,606
Dilutive effect of stock options and restricted stock awards	—	—	—	—
Dilutive effect of Senior Notes	—	—	—	—
Weighted-average common shares outstanding - diluted	83,998	82,990	83,573	82,606

Net loss per common share
Basic	$(0.16)	$(0.05)	$(0.49)	$(0.09)
Diluted	$(0.16)	$(0.05)	$(0.49)	$(0.09)

Stock options and restricted stock excluded from calculation of diluted earnings per share because anti-dilutive for the period	8,279	5,144	7,258	3,505
For all periods presented, we excluded all potentially dilutive stock options and restricted stock as well as the assumed conversion of the Senior Notes in calculating diluted earnings per share as the effect was anti-dilutive due to the net losses incurred for these periods.
Note 4 - Stock-Based Compensation
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

Note 5 – Repurchase Program
In April 2013, our Board of Directors approved a share repurchase program that authorizes the Company to purchase up to $50.0 million of its outstanding shares of common stock. This authorization was subsequently increased to $100.0 million in February 2014. In September 2015, our Board of Directors expanded the repurchase program to include the repurchase of our convertible Senior Notes (as defined in Note 8 below), in addition to outstanding shares of common stock. The repurchase program has no specific term. The Company may repurchase shares or convertible Senior Notes in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility (as defined in Note 8 below) and other factors. Repurchases are expected to be funded from operating cash flows and available cash on-hand. As part of the share repurchase program, the Company’s management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.
There were no shares repurchased during the first nine months of 2016 and 2015. In February 2016, we repurchased $11.2 million of our convertible Senior Notes in the open market for $9.2 million. This repurchase was made under our existing Board authorized repurchase program discussed above. As of September 30, 2016, we had $33.5 million of authorization remaining under the program.
Note 6 – Receivables
Receivables consisted of the following:

(In thousands)	September 30, 2016	December 31, 2015
Gross trade receivables	$133,839	$159,119
Allowance for doubtful accounts	(8,650)	(7,189)
Net trade receivables	125,189	151,930

Income tax receivables	24,860	32,600
Other receivables	19,790	21,834
Total receivables, net	$169,839	$206,364
At September 30, 2016, income tax receivables includes approximately $20.1 million related to our intention to request a refund for the carryback of U.S. federal tax losses expected in 2016. At December 31, 2015, income tax receivables included approximately $29.0 million related to the refund for the carryback of U.S. federal tax losses incurred in 2015, which has substantially been received in 2016. Other receivables includes $11.2 million and $10.4 million for value added, goods and service taxes related to foreign jurisdictions and other tax related receivables as of September 30, 2016 and December 31, 2015, respectively. In addition, other receivables includes $8.0 million at September 30, 2016 and December 31, 2015 in connection with the March 2014 sale of the Environmental Services business that is held in escrow associated with transaction representations, warranties and indemnities. In December 2014, the buyer made certain claims for indemnification under the terms of the sale agreement, which defers the release of the escrow funds until such claims are resolved. Further discussion of the buyer’s claims and related litigation is contained in Note 9 below.
Note 7 – Inventories
Inventories consisted of the following:

(In thousands)	September 30, 2016	December 31, 2015
Raw materials:
Drilling fluids	$111,166	$133,934
Mats	718	657
Total raw materials	111,884	134,591

Blended drilling fluids components	24,073	25,343

Finished goods - mats	2,790	3,723

Total inventory	$138,747	$163,657

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
During the first nine months of 2016, we recognized $1.5 million of charges to reduce the carrying values of inventory, primarily resulting from lower of cost or market adjustments. These charges are reported in cost of revenues in the Fluids Systems segment.
Note 8 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

(In thousands)	September 30, 2016	December 31, 2015
Senior Notes	$161,321	$172,497
Debt issuance costs - Senior Notes	(692)	(1,296)
Revolving Credit Facility	—	—
ABL Facility	—	—
Other	8,902	7,392
Total debt	169,531	178,593
Less: current portion of total debt	(8,900)	(7,382)
Long-term debt	$160,631	$171,211
Senior Notes. In September 2010, we issued $172.5 million of unsecured convertible senior notes (“Senior Notes”) that mature on October 1, 2017, of which, $161.3 million principal amount was outstanding at September 30, 2016. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes prior to their maturity date. In the first quarter of 2016, we repurchased $11.2 million of our Senior Notes in the open market for $9.2 million and recognized a net gain of $1.9 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs.
Revolving Credit Facility. In March 2015, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provided for a $200.0 million revolving loan facility available for borrowings and letters of credit through March 2020. In December 2015, the Credit Agreement was amended, decreasing the revolving credit facility to $150.0 million and subsequently, we terminated the Credit Agreement in May 2016, replacing it with an asset-based revolving loan facility as discussed further below. As of the date of termination, we had no outstanding borrowings under the Credit Agreement. In the second quarter of 2016, we recognized charges of $1.1 million in interest expense for the write-off of debt issuance costs in connection with the termination.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement (the “ABL Facility”) which replaced the terminated Credit Agreement. The ABL Facility provides financing of up to $90.0 million available for borrowings (inclusive of letters of credit), which, subject to the conditions contained therein, can be increased to a maximum capacity of $150.0 million. The ABL Facility terminates on March 6, 2020; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the credit facility to June 30, 2017 if, prior to such date, the Senior Notes have not either been repurchased, redeemed, converted and/or refinanced in full or we have not provided sufficient funds to an escrow agent to repay the Senior Notes in full on their maturity date. Borrowing availability under the ABL Facility is calculated based on eligible accounts receivable, inventory, and beginning in January 2017 and subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on certain of the assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation shall also include the amount of eligible pledged cash. The lender may establish reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment. As of September 30, 2016, we had no borrowings outstanding under the ABL Facility with a total borrowing base availability of $50.1 million.

Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 225 to 350 basis points for LIBOR borrowings, and 125 to 250 basis points with respect to base rate borrowings, based on our consolidated EBITDA, ratio of debt to consolidated EBITDA, and consolidated fixed charge coverage ratio, each as defined in the ABL Facility. As of September 30, 2016, the applicable margin for borrowings under our ABL Facility is 350 basis points with respect to LIBOR borrowings and 250 basis points with respect to base rate borrowings. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 37.5 to 62.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of September 30, 2016 was 62.5 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments such as the redemption, defeasance or refinancing of the Senior Notes. The ABL Facility also requires compliance with a fixed charge coverage ratio if availability under the ABL Facility falls below $25.0 million. As of September 30, 2016, our availability under the ABL Facility exceeded such amount. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events and certain change of control events.
Other Debt. Our foreign subsidiaries, primarily those in Italy, Brazil and India, maintain local credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs, as well as to reduce the net investment in foreign operations subject to foreign currency risk. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. Total outstanding balances under these arrangements and other domestic financing arrangements were $8.9 million and $7.4 million at September 30, 2016 and December 31, 2015, respectively.
At September 30, 2016, we had letters of credit issued and outstanding which totaled $17.3 million that are collateralized by $17.0 million in restricted cash.  Additionally, our foreign operations had $10.3 million outstanding in letters of credit and other guarantees, with certain letters of credit that are collateralized by $1.0 million in restricted cash. At September 30, 2016 and December 31, 2015, total restricted cash of $18.0 million and $17.5 million, respectively, was included in other current assets in the accompanying balance sheet.
Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Senior Notes, approximated their fair values at September 30, 2016 and December 31, 2015. The estimated fair value of our Senior Notes was $161.0 million at September 30, 2016 and $154.4 million at December 31, 2015, based on quoted market prices at these respective dates.
Note 9 – Commitments and Contingencies
In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels.
Wage and Hour Litigation
During the second quarter of 2014, a lawsuit was filed by Jesse Davida, a former employee, in Federal Court in Texas against Newpark Drilling Fluids LLC, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff sought damages and penalties for the Company’s alleged failure to properly classify its field service employees as “non-exempt” under the FLSA and pay them on an hourly basis (including overtime). The Court conditionally certified a class of plaintiffs as those working as fluid service technicians for Newpark Drilling Fluids for the prior three years. A second case was filed by Josh Christensen in the fourth quarter of 2014 in Federal Court in Texas alleging that individuals treated as independent contractors should have been classified as employees and, as such, were entitled to assert claims for alleged violations of the FLSA (similar to the claims asserted in the Davida matter). Five additional plaintiffs joined this litigation after it was filed. In March of 2015, the Court denied the plaintiffs’ motion for conditional class certification. Counsel for the plaintiffs did not appeal that ruling and subsequently filed individual cases for each of the original opt-in plaintiffs plus two new plaintiffs, leaving a total of eight independent contractor cases.
In the fourth quarter of 2015, the same counsel representing the plaintiffs in the Davida and Christiansen-related cases filed two additional individual FLSA cases on behalf of former fluid service technician employees. These cases are similar in nature to the Davida case discussed above.

Beginning in November 2015, we engaged in settlement discussions with counsel for the plaintiffs in the pending wage and hour litigation cases described above. Following mediation in January 2016, the parties executed a settlement agreement in April 2016 to resolve all of the pending matters, subject to a number of conditions, including approval by the Court in the Davida case, and the dismissal of the other FLSA cases (Christiansen-related lawsuits and individual FLSA cases). The settlement agreement was approved by the Davida Court on August 19, 2016. Approximately 569 current and former fluid service technician employees eligible for the settlement were notified of the pending resolution beginning on August 26, 2016 and given an opportunity to participate in the settlement. The amount paid to any eligible individual will vary based on a formula that takes into account the number of workweeks and salary for the individual during the time period covered by the settlement (which can vary based upon several factors). Any eligible individual that elects to participate in the settlement will release all wage and hour claims against the Company. As a result of the settlement negotiations, we recognized a $5.0 million charge in the fourth quarter of 2015 related to the resolution of these wage and hour litigation claims. The settlement fund is being administered by a third party who will make payments to eligible individuals that elect to participate in accordance with a formula incorporated into the settlement agreement. In addition, under the terms of the settlement agreement, if settlement funds remain after all payments are made to eligible individuals that elect to participate in the settlement, such excess amount will be shared by the participating individuals and the Company. The amount of excess funds, if any, is not currently determinable.
As of September 30, 2016, we have funded $3.0 million of the settlement amount into escrow and we expect to fund the remaining balance in the fourth quarter of 2016, subject to the conditions described above. The deadline for submitting claims or opting out was October 25, 2016, and as of that date, 367 individuals have filed claims, with no individuals opting out. The percentage of current or former fluid service technicians that have elected to participate in the settlement represents approximately 65% of the individuals receiving notice. Individuals that did not participate in the settlement may retain the right to file an individual lawsuit against the Company, subject to any defenses we may assert. We expect the distributions from the settlement escrow fund to the current and former employees to occur in the fourth quarter of 2016, along with a determination of the amount of excess funds, if any, that could be returned to the Company.
Escrow Claims Related to the Sale of the Environmental Services Business
Under the terms of the March 2014 sale of our previous Environmental Services business to Ecoserv, LLC (“Ecoserv”), $8.0 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the sale agreement. For the amount withheld in escrow, $4.0 million was scheduled for release to Newpark at each of the nine-month and 18-month anniversary of the closing. In December 2014, we received a letter from counsel for Ecoserv asserting that we had breached certain representations and warranties contained in the sale agreement; including failing to disclose service work performed on injection/disposal wells and increased barge rental costs. The letter indicated that Ecoserv expected the costs associated with these claims to exceed the escrow amount. Following a further exchange of letters, in July of 2015, we filed a declaratory judgment action against Ecoserv in state court in Harris County, Texas, seeking release of the escrow funds. Thereafter, Ecoserv filed a counterclaim seeking recovery of the escrow funds based on the alleged breach of representations and warranties. Ecoserv also alleges that we committed fraud in connection with the sale transaction. We believe there is no basis in the agreement or on the facts to support the claims asserted by Ecoserv and intend to vigorously defend our position, while pursuing release of the entire $8.0 million in escrow. The litigation remains in the discovery process and is currently scheduled for trial in the first quarter of 2017.
Note 10 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Third Quarter		First Nine Months
(In thousands)	2016	2015	2016	2015
Revenues
Fluids systems	$89,097	$138,765	$283,901	$451,011
Mats and integrated services	15,457	15,405	50,512	75,267
Total Revenues	$104,554	$154,170	$334,413	$526,278

Operating Income (Loss)
Fluids systems	$(8,995)	$(1,246)	$(36,126)	$(3,171)
Mats and integrated services	882	(128)	8,607	22,074
Corporate office	(6,942)	(7,889)	(21,496)	(23,720)
Operating Income (Loss)	$(15,055)	$(9,263)	$(49,015)	$(4,817)

In response to the significant declines in industry activity in North America, we initiated cost reduction programs in the first quarter of 2015 including workforce reductions, reduced discretionary spending, and temporary salary freezes for substantially all employees, including executive officers, and have continued these efforts through the third quarter of 2016. In September 2015, we also initiated a voluntary early retirement program with certain eligible employees in the United States for retirement dates ranging from the fourth quarter of 2015 through the third quarter of 2016. As a result of the continuing declines in activity in the first half of 2016, we initiated further cost reduction actions including additional workforce reductions and beginning in March 2016, a temporary salary reduction for a significant number of North American employees, including executive officers, suspension of the Company’s matching contribution to the U.S. defined contribution plan as well as a reduction in cash compensation paid to our Board of Directors, in order to further align our cost structure to the current activity levels.
As part of these cost reduction programs, we reduced our North American employee base by 626 (approximately 48%) since December 31, 2014, including reductions of 190 and 369 employees in the first nine months of 2016 and 2015, respectively. As a result of these termination programs, we recognized charges for employee termination costs as shown in the table below:

	Third Quarter		First Nine Months
(In thousands)	2016	2015	2016	2015
Cost of revenues	$222	$1,368	$3,647	$3,886
Selling, general and administrative expenses	58	894	925	2,029
Total employee termination costs	$280	$2,262	$4,572	$5,915

Fluids systems	$206	$1,940	$4,125	$5,277
Mats and integrated services	35	244	285	461
Corporate office	39	78	162	177
Total employee termination costs	$280	$2,262	$4,572	$5,915
Accrued employee termination costs at September 30, 2016 were $0.4 million and are expected to be paid over the next twelve months.
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
As described in Note 1, we revised our estimated useful lives and end of life residual values for composite mats included in our rental fleet as of January 1, 2016 resulting in a decrease in depreciation expense of approximately $1.5 million and $4.6 million for the three and nine months ended September 30, 2016, respectively.
In the first nine months of 2016, revenue from Sonatrach, our primary customer in Algeria, was approximately 15% of consolidated revenues.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2015. Our third quarter represents the three-month period ended September 30 and the first nine months represents the nine-month period ended September 30. Unless otherwise stated, all currency amounts are stated in U.S. dollars.
Overview
We are a geographically diversified oil and gas industry supplier providing products and services primarily to the oil and gas exploration and production (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services.
Our Fluids Systems segment, which generated 85% of consolidated revenues in the first nine months of 2016, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.
International expansion is a key element of our corporate strategy. In recent years, we have been awarded multiple international contracts to provide drilling fluids and related services, primarily within the EMEA region, which have expanded our international presence, despite the continuing decline in global E&P drilling activity. In 2015, we were awarded three significant international contracts, including:

•
Lot 1 and Lot 3 of a restricted tender by Sonatrach, which expanded our market share with Sonatrach in Algeria. Work under this three-year contract began in the second quarter of 2015, with activity levels ramping up during the second half of 2015 and early 2016. In the first nine months of 2016, revenues under this contract were approximately 15% of consolidated revenues.

•
A contract with ENI S.p.A. for onshore and offshore drilling in the Republic of Congo. The initial term of this contract is three years and includes an extension option for up to an additional two years. Work under this contract began in the fourth quarter of 2015.

•
A contract with Total S.A. to provide drilling fluids and related services for an exploratory ultra-deepwater well in Block 14 of offshore Uruguay. This project began in March 2016 and was completed in the second quarter of 2016, contributing $12.2 million of revenue to the first nine months of 2016.

Total revenue generated under these contracts, including our prior contract with Sonatrach, was approximately $67.2 million in the first nine months of 2016 compared to $40.7 million in the first nine months of 2015.
In addition, in 2016 we were awarded two additional international contracts, including:

•	A two-year contract with Shell Oil to provide drilling fluids and related services for onshore drilling activity in Albania. Work under this contract started late in the second quarter of 2016.

•	A five-year contract with ENAP to provide drilling fluids and related services for onshore drilling activity in Chile. Work under this contract is expected to start in early 2017.
Also, in 2014 we announced two capital investment projects within the U.S. operations of our Fluids Systems segment. We have since substantially completed the investment of approximately $24 million in our new fluids blending facility and distribution center located in Conroe, Texas, which will support the manufacturing of our proprietary fluid technologies, including our Evolution®, KronosTM, and FusionTM systems. In addition, we are investing approximately $38 million to significantly expand existing capacity and upgrade the drilling fluids blending, storage, and transfer capabilities in Fourchon, Louisiana, which serves the Gulf of Mexico deepwater market. This project is expected to be substantially completed by the end of 2016. Capital expenditures related to these projects totaled $22.2 million in the first nine months of 2016.
Our Mats and Integrated Services segment, which generated 15% of consolidated revenues in the first nine months of 2016, provides composite mat rentals, well site construction and related site services primarily to oil and gas customers. In addition, mat rental and services activity is expanding into applications in other markets, including electrical transmission/distribution, pipelines and petrochemical plants. Revenues from customers in markets other than oil and gas exploration represented 66% of our rental and services revenues for the first nine months of 2016 compared to 30% for the first nine months of 2015. We also manufacture and sell composite mats to customers outside of the U.S., and to domestic customers outside of the oil and gas exploration market.

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
Beginning in the fourth quarter of 2014 and continuing throughout 2015 and into early 2016, the price of oil declined dramatically from the price levels in recent years. While oil prices have improved from the lows reached in the first quarter of 2016, price levels remain lower than in recent years. As a result, E&P drilling activity has significantly declined in North America and many global markets over this period. Rig count data is the most widely accepted indicator of drilling activity. Average North America rig count data for the third quarter and first nine months of 2016, as compared to the same periods of 2015 is as follows:

	Third Quarter		2016 vs 2015
	2016	2015	Count	%
U.S. Rig Count	479	866	(387)	(45)%
Canadian Rig Count	121	190	(69)	(36)%
North America	600	1,056	(456)	(43)%

	First Nine Months		2016 vs 2015
	2016	2015	Count	%
U.S. Rig Count	482	1,059	(577)	(54)%
Canadian Rig Count	112	200	(88)	(44)%
North America	594	1,259	(665)	(53)%
_______________________________________________________
Source: Baker Hughes Incorporated
As of October 28, 2016, the U.S. and Canadian rig counts were 557 and 153, respectively. While rig counts have improved from the lows reached in the second quarter of 2016, activity levels are expected to remain below prior year levels for the foreseeable future.
The lower E&P drilling activity levels further reduced the demand for our services and negatively impacted customer pricing in our North American operations during 2015 and the first nine months of 2016, and this trend is expected to continue for the remainder of 2016. The lower customer demand and elevated costs associated with workforce reductions negatively impacted our profitability in 2015 and the first nine months of 2016. Further, due to the fact that our business contains high levels of fixed costs, including significant facility and personnel expenses, North American operating margins in both operating segments have been negatively impacted by the lower customer demand.
In response to the significant declines in industry activity in North America, we initiated cost reduction programs in the first quarter of 2015 including workforce reductions, reduced discretionary spending, and temporary salary freezes for substantially all employees, including executive officers, and have continued these efforts through the third quarter of 2016. In September 2015, we also initiated a voluntary early retirement program with certain eligible employees in the United States for retirement dates ranging from the fourth quarter of 2015 through the third quarter of 2016. As a result of the continuing declines in activity in the first half of 2016, we initiated further cost reduction actions including additional workforce reductions and beginning in March 2016, a temporary salary reduction for a significant number of North American employees, including executive officers, suspension of the Company’s matching contribution to the U.S. defined contribution plan as well as a reduction in cash compensation paid to our Board of Directors, in order to further align our cost structure to the current activity levels.
As part of these cost reduction programs, we reduced our North American employee base by 626 (approximately 48%) since December 31, 2014, including reductions of 190 and 369 employees in the first nine months of 2016 and 2015, respectively. As a result of these termination programs, we recognized charges for employee termination costs as shown in the table below:

	Third Quarter		First Nine Months
(In thousands)	2016	2015	2016	2015
Fluids systems	$206	$1,940	$4,125	$5,277
Mats and integrated services	35	244	285	461
Corporate office	39	78	162	177
Total employee termination costs	$280	$2,262	$4,572	$5,915

Third Quarter of 2016 Compared to Third Quarter of 2015
Consolidated Results of Operations
Summarized results of operations for the third quarter of 2016 compared to the third quarter of 2015 are as follows:

	Third Quarter		2016 vs 2015
(In thousands)	2016	2015	$	%
Revenues	$104,554	$154,170	$(49,616)	(32)%
Cost of revenues	99,293	138,283	(38,990)	(28)%
Selling, general and administrative expenses	21,736	25,859	(4,123)	(16)%
Other operating income, net	(1,420)	(709)	(711)	NM
Operating loss	(15,055)	(9,263)	(5,792)	(63)%

Foreign currency exchange loss	761	3,236	(2,475)	(76)%
Interest expense, net	2,127	2,129	(2)	—%
Loss from operations before income taxes	(17,943)	(14,628)	(3,315)	(23)%

Benefit for income taxes	(4,492)	(10,157)	5,665	56%
Net loss	$(13,451)	$(4,471)	$(8,980)	NM
Revenues
Revenues decreased 32% to $104.6 million in the third quarter of 2016, compared to $154.2 million in the third quarter of 2015. This $49.6 million decrease includes a $41.5 million (44%) decrease in revenues in North America, comprised of a $41.0 million decrease in our Fluids Systems segment and a $0.5 million decrease in the Mats and Integrated Services segment. Revenues from our international operations decreased by $8.1 million (14%), primarily driven by reduced drilling activity in Latin America and Asia Pacific as well as a $1.2 million unfavorable impact of currency exchange related to the stronger U.S. dollar. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 28% to $99.3 million in the third quarter of 2016, compared to $138.3 million in the third quarter of 2015. The decrease is primarily driven by the decline in revenues, the benefits of cost reduction programs, and a $1.1 million decrease in employee termination costs. Cost of revenues in the third quarter of 2016 also includes a $1.5 million reduction in depreciation expense associated with the 2016 change in estimated useful lives and residual values of our composite mats rental fleet. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $4.1 million to $21.7 million in the third quarter of 2016 from $25.9 million in the third quarter of 2015. The decrease is primarily attributable to the benefits of cost reduction programs along with a $1.1 million decline in performance-based incentive compensation and a $0.8 million decline in employee termination costs.
Other operating income, net
Other operating income was $1.4 million in the third quarter of 2016 compared to $0.7 million in the third quarter of 2015 primarily reflecting gains recognized on the sale of assets in both periods.

Foreign currency exchange
Foreign currency exchange loss was $0.8 million in the third quarter of 2016 compared to $3.2 million in the third quarter of 2015, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies. The foreign exchange loss in the third quarter of 2015 was primarily due to the strengthening of the U.S. dollar against the Brazilian real. In September 2015, approximately 70% of the inter-company loan balances due from our Brazilian subsidiary with foreign currency exposure were forgiven, which reduced the foreign currency exchange volatility in 2016 in comparison to 2015.
Interest expense, net
Interest expense, which primarily reflects the 4% interest associated with our Senior Notes, totaled $2.1 million in the third quarter of 2016 and 2015.
Provision for income taxes
The provision for income taxes for the third quarter of 2016 was a $4.5 million benefit compared to a $10.2 million benefit in the third quarter of 2015. The benefit for income taxes in the third quarter of 2016 was unfavorably impacted by pretax losses incurred in Uruguay, which were not subject to income taxes. The third quarter 2015 tax benefit includes a $2.2 million benefit from the release of U.S. tax reserves, following the expiration of statutes of limitation. In addition, the third quarter 2015 tax benefit was favorably impacted by approximately $3.3 million in tax benefits associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary as noted above.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter		2016 vs 2015
(In thousands)	2016	2015	$	%
Revenues
Fluids systems	$89,097	$138,765	$(49,668)	(36)%
Mats and integrated services	15,457	15,405	52	—%
Total revenues	$104,554	$154,170	$(49,616)	(32)%

Operating income (loss)
Fluids systems	$(8,995)	$(1,246)	$(7,749)
Mats and integrated services	882	(128)	1,010
Corporate office	(6,942)	(7,889)	947
Operating loss	$(15,055)	$(9,263)	$(5,792)

Segment operating margin
Fluids systems	(10.1)%	(0.9)%
Mats and integrated services	5.7%	(0.8)%

Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2016 vs 2015
(In thousands)	2016	2015	$	%
United States	$33,826	$65,488	$(31,662)	(48)%
Canada	6,305	15,634	(9,329)	(60)%
Total North America	40,131	81,122	(40,991)	(51)%
EMEA	40,435	41,273	(838)	(2)%
Latin America	7,628	12,226	(4,598)	(38)%
Asia Pacific	903	4,144	(3,241)	(78)%
Total	$89,097	$138,765	$(49,668)	(36)%
North American revenues decreased 51% to $40.1 million in the third quarter of 2016 compared to $81.1 million in the third quarter of 2015. This decrease in revenues is primarily attributable to the 43% decline in North American rig count along with lower pricing and customer spending per well, partially offset by an increase in market share.
Internationally, revenues decreased $8.7 million (15%) to $49.0 million in the third quarter of 2016 compared to $57.6 million in the third quarter of 2015. The decrease in the EMEA region was primarily driven by a $4.7 million decrease following the completion of customer drilling activity in the deepwater Black Sea and a $1.5 million reduction from the impact of currency exchange, partially offset by a $5.2 million increase for activity in Kuwait, Algeria, and the Republic of the Congo. The decrease in revenues in Latin America is primarily attributable to declines in Petrobras drilling activity in Brazil while the decline in Asia Pacific is primarily attributable to reduced customer land-based drilling activity.
Operating Loss
The Fluids Systems segment incurred an operating loss of $9.0 million in the third quarter of 2016 compared to an operating loss of $1.2 million in the third quarter of 2015. The increase in operating loss includes a $5.6 million decline in international operating results attributable to the $8.7 million decline in revenues described above as well as $2.6 million of costs in the third quarter of 2016 associated with asset demobilization and wind-down of operations in Uruguay, following our customer's decision to discontinue offshore exploration efforts in the country. Operating income from North American operations declined $2.2 million, primarily attributable to the $41.0 million decline in revenues described above, partially offset by the benefits of cost reduction programs, a $1.7 million decrease in employee termination costs and a $1.0 million decrease in performance based incentive compensation.
As a result of the lower commodity prices, we expect drilling activity levels to remain below historical levels for the remainder of 2016, reducing the demand for our services and negatively impacting customer pricing across each of our regions. While we have executed actions to reduce our workforce and cost structure across each of our regions, our business contains high levels of fixed costs, including significant facility and personnel expenses. Therefore, we expect operating results to be negatively impacted by lower revenues for the remainder of 2016 as compared to 2015.
In connection with the wind-down of our operations in Uruguay, we anticipate incurring additional costs to redeploy our remaining assets to support further expansion in the EMEA region. In addition, due to the continued decline in industry conditions and outlook for the Asia Pacific region, we may incur additional charges related to further cost reduction efforts, or potential asset impairments, which may negatively impact our future operating results.
Also, in recent years, the business environment in Brazil has become increasingly challenging, particularly as Petrobras, our primary customer in the region, has focused more efforts on well completions and workover activities, and less on drilling activities. Also, the lack of timely payment of Petrobras-related invoicing has caused periodic increases in invested working capital associated with participation in this market. More recently, the widely-publicized corruption investigation involving Petrobras and elected officials has led to further delays in decision-making and drilling activities. The unstable political environment, including the impeachment of the President of the country, has contributed to a generally unfavorable business environment. We expect all of these developments to continue to disrupt Petrobras’ operations in the near term. In response to these changes in the business environment, we have taken actions to reduce the cost structure of this operation and are continuing to evaluate further actions. While the Brazilian deepwater drilling market remains an important component of our long-term strategy, the profitability of our business in Brazil remains highly dependent on increasing levels of drilling activity by Petrobras and other E&P customers.

Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2016 vs 2015
(In thousands)	2016	2015	$	%
Mat rental and services	$13,607	$12,653	$954	8%
Mat sales	1,850	2,752	(902)	(33)%
Total	$15,457	$15,405	$52	—%
Mat rental and services revenues in the third quarter of 2016 increased $1.0 million compared to the third quarter of 2015. The increase is primarily due to a $3.3 million increase in revenues from non-E&P customers in North America and Europe, partially offset by weakness in North American drilling markets, including the U.S. Northeast region, which has historically been the segment's largest rental market. A 48% decline in this region’s drilling activity, along with a significant decline in completions activity, has resulted in lower rental fleet utilization and customer pricing from prior year levels.
Revenues from mat sales were $1.9 million in the third quarter of 2016 compared to $2.8 million in the third quarter of 2015. Quarterly revenues from mat sales have typically fluctuated based on the timing of mat orders from customers.
As described above, due to the weakness in E&P customer activity, we continue to increase efforts to expand into applications in other markets, including electrical transmission/distribution, pipelines and petrochemical plants. Revenues from customers in these markets represented approximately 69% of total segment revenues in the third quarter of 2016 compared to 54% in the third quarter of 2015.
Operating Income
Segment operating income increased by $1.0 million to $0.9 million for the third quarter of 2016 as compared to a loss of $0.1 million in the third quarter of 2015, largely attributable to a $1.5 million reduction in depreciation expense as discussed further below partially offset by $0.7 million of costs incurred in the third quarter of 2016 resulting from our decision to recondition certain customer mats that were produced in 2015, as part of our initial start-up of the new manufacturing line.
During the first quarter of 2016, we reviewed our estimates of the useful lives and residual values of our composite mats included in rental fleet fixed assets for the Mats and Integrated Services segment. In 2016, we revised our original estimates based on the observed historical service lives and end of life residual values for composite mats, resulting in an increased estimated service life and/or residual value for certain composite mat assets in our rental fleet. These changes in estimate resulted in a decrease in third quarter 2016 depreciation expense of approximately $1.5 million. We expect these changes to have a similar effect on future quarterly results.
We completed the expansion of our mat manufacturing facility in 2015, significantly increasing our production capacity. While the expansion project has relieved production capacity constraints that previously limited our revenues, the decline in commodity prices has resulted, and is expected to continue to result, in lower drilling activity for our E&P customers. This lower drilling activity reduced the demand for our services and negatively impacted customer pricing in our North American operations in 2015 that has continued into 2016. As a result of the lower customer demand and a more competitive pricing environment, we expect operating income from our North American E&P markets to be lower in 2016 as compared to 2015, with our ability to mitigate this impact dependent upon further expansion into applications in other markets. Further, due to the fact that our business contains high levels of fixed costs, including significant facility and personnel expenses, we expect North American operating margins to remain below those achieved in recent years in the absence of a meaningful increase in revenues.
Corporate Office
Corporate office expenses decreased $0.9 million to $6.9 million in the third quarter of 2016, compared to $7.9 million in the third quarter of 2015. The decrease is primarily attributable to the benefits of cost reduction programs and lower legal expenses related to the wage and hour litigation.

First Nine Months of 2016 Compared to First Nine Months of 2015
Consolidated Results of Operations
Summarized results of operations for the first nine months of 2016 compared to the first nine months of 2015 are as follows:

	First Nine Months		2016 vs 2015
(In thousands)	2016	2015	$	%
Revenues	$334,413	$526,278	$(191,865)	(36)%
Cost of revenues	313,669	457,072	(143,403)	(31)%
Selling, general and administrative expenses	66,663	75,800	(9,137)	(12)%
Other operating income, net	(3,829)	(1,777)	(2,052)	NM
Impairments and other charges	6,925	—	6,925	NM
Operating loss	(49,015)	(4,817)	(44,198)	NM

Foreign currency exchange (gain) loss	(440)	4,390	(4,830)	NM
Interest expense, net	7,230	6,608	622	9%
Gain on extinguishment of debt	(1,894)	—	(1,894)	NM
Loss from operations before income taxes	(53,911)	(15,815)	(38,096)	NM

Benefit for income taxes	(13,256)	(8,083)	(5,173)	(64)%
Net loss	$(40,655)	$(7,732)	$(32,923)	NM
Revenues
Revenues decreased 36% to $334.4 million for the first nine months of 2016, compared to $526.3 million for the first nine months of 2015. This $191.9 million decrease includes a $181.3 million (52%) decrease in revenues in North America, comprised of a $155.9 million decrease in our Fluids Systems segment and a $25.4 million decrease in the Mats and Integrated Services segment. Revenues from our international operations decreased by $10.6 million (6%), as a $12.2 million revenue contribution from the offshore Uruguay project and activity gains in our EMEA region were more than offset by reduced drilling activity in Brazil and Asia Pacific, as well as a $12.8 million unfavorable impact of currency exchange related to the stronger U.S. dollar. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 31% to $313.7 million for the first nine months of 2016, compared to $457.1 million for the first nine months of 2015. This decrease was primarily driven by the decline in revenues as well as the benefits of cost reduction programs and a $4.6 million reduction in depreciation expense associated with the January 2016 change in estimated useful lives and residual values of our composite mats rental fleet. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $9.1 million to $66.7 million for the first nine months of 2016 from $75.8 million for the first nine months of 2015. The decrease is primarily attributable to the benefits of cost reduction programs, a $1.8 million decline in performance-based incentive compensation, a $1.1 million decrease in employee termination costs, and lower spending related to legal matters and strategic planning projects.
Other operating income, net
Other operating income was $3.8 million for the first nine months of 2016 compared to $1.8 million for the first nine months of 2015, primarily reflecting gains on the sale of assets recognized in both periods. The increase is primarily attributable to a $1.4 million increase in gains recognized on the sale of used composite mats from the rental fleet.

Impairments and other charges
During the second quarter of 2016, we recorded non-cash impairments totaling $6.9 million related to our Asia Pacific region including a $3.8 million charge to write-down property, plant and equipment to its estimated fair value and a $3.1 million charge to fully impair the customer related intangible assets. See “Note 10 - Segment Data” for additional information related to these charges.
Foreign currency exchange
Foreign currency exchange was a $0.4 million gain for the first nine months of 2016 compared to a $4.4 million loss for the first nine months of 2015, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies. The foreign exchange loss in the first nine months of 2015 was primarily due to the strengthening of the U.S. dollar against the Brazilian real. In September 2015, approximately 70% of the inter-company loan balances due from our Brazilian subsidiary with foreign currency exposure were forgiven, which reduced the foreign currency exchange volatility in 2016 in comparison to 2015.
Interest expense, net
Interest expense, which primarily reflects the 4% interest associated with our Senior Notes, totaled $7.2 million for the first nine months of 2016 compared to $6.6 million for the first nine months of 2015. The increase was attributable to $1.1 million of charges in the second quarter of 2016 for the write-off of debt issuance costs related to the termination and replacement of our revolving Credit Agreement, partially offset by lower average borrowings in our international subsidiaries along with the benefit from the repurchase of $11.2 million of Senior Notes in the first quarter of 2016.
Gain on extinguishment of debt
The $1.9 million gain relates to the first quarter 2016 repurchase of $11.2 million of our Senior Notes in the open market for $9.2 million under our existing Board authorized repurchase program. The net gain represents the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs.
Provision for income taxes
The provision for income taxes for the first nine months of 2016 was a $13.3 million benefit compared to an $8.1 million benefit for the first nine months of 2015. The benefit for income taxes in the first nine months of 2016 was unfavorably impacted by pretax losses incurred in Australia, including $6.9 million of impairment charges, for which the recording of a tax benefit is not permitted. The 2015 tax benefit includes a $2.2 million benefit from the release of U.S. tax reserves, following the expiration of statutes of limitation, partially offset by a $1.1 million charge to the provision for income taxes to record a valuation allowance against the previously recorded deferred tax assets for our Australian business. In addition, the 2015 tax benefit was favorably impacted by approximately $3.3 million in tax benefits associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary as noted above.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Nine Months		2016 vs 2015
(In thousands)	2016	2015	$	%
Revenues
Fluids systems	$283,901	$451,011	$(167,110)	(37)%
Mats and integrated services	50,512	75,267	(24,755)	(33)%
Total revenues	$334,413	$526,278	$(191,865)	(36)%

Operating income (loss)
Fluids systems	$(36,126)	$(3,171)	$(32,955)
Mats and integrated services	8,607	22,074	(13,467)
Corporate office	(21,496)	(23,720)	2,224
Operating income (loss)	$(49,015)	$(4,817)	$(44,198)

Segment operating margin
Fluids systems	(12.7)%	(0.7)%
Mats and integrated services	17.0%	29.3%

Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2016 vs 2015
(In thousands)	2016	2015	$	%
United States	$101,973	$238,444	$(136,471)	(57)%
Canada	21,358	40,796	(19,438)	(48)%
Total North America	123,331	279,240	(155,909)	(56)%
EMEA	123,170	118,841	4,329	4%
Latin America	33,245	38,311	(5,066)	(13)%
Asia Pacific	4,155	14,619	(10,464)	(72)%
Total	$283,901	$451,011	$(167,110)	(37)%
North American revenues decreased 56% to $123.3 million for the first nine months of 2016 compared to $279.2 million for the first nine months of 2015. This decrease in revenues is primarily attributable to the 53% decline in North American average rig count along with lower pricing and customer spending per well, partially offset by market share gains over this period.
Internationally, revenues decreased 7% to $160.6 million for the first nine months of 2016 compared to $171.8 million for the first nine months of 2015. International revenues for the first nine months of 2016 included a $10.3 million reduction from currency rate changes as compared to the first nine months of 2015. The increase in the EMEA region was primarily driven by a $29.4 million increase for activity in Kuwait, Algeria, and the Republic of the Congo, partially offset by a $12.0 million decrease following the completion of customer drilling activity in the deepwater Black Sea and other reductions in customer drilling activity related to the current commodity price environment, as well as a $7.1 million reduction from the impact of currency exchange. The decrease in revenues in Latin America is primarily attributable to declines in Petrobras drilling activity in Brazil and the impact of currency exchange partially offset by the $12.2 million revenue contribution from the offshore Uruguay project in the first half of 2016. The decline in Asia Pacific is primarily attributable to reduced customer land-based drilling activity.

Operating Loss
The Fluids Systems segment incurred an operating loss of $36.1 million for the first nine months of 2016 compared to an operating loss of $3.2 million for the first nine months of 2015. The operating loss for the first nine months of 2016 includes $6.9 million of charges related to the second quarter impairment of Asia Pacific assets as discussed above and $1.5 million of charges related to the write down of inventory as discussed in Note 7. The remaining $24.5 million increase in operating loss includes an $18.3 million decline in operating results from North American operations and a $6.2 million decline in international operations. The decline in North American operating results is largely attributable to the $155.9 million decrease in revenues described above, partially offset by the benefits of cost reduction programs. The $6.2 million decline in international operations is primarily attributable to an unfavorable change in customer mix in EMEA along with the revenue declines in Asia Pacific.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2016 vs 2015
(In thousands)	2016	2015	$	%
Mat rental and services	$43,290	$60,276	$(16,986)	(28)%
Mat sales	7,222	14,991	(7,769)	(52)%
Total	$50,512	$75,267	$(24,755)	(33)%
Mat rental and services revenues for the first nine months of 2016 decreased $17.0 million compared to the first nine months of 2015. The decrease is primarily due to weakness in North American drilling markets, including the U.S. Northeast region, which has historically been the segment’s largest rental market. A 56% decline in this region’s drilling activity, along with a significant decline in completions activity, has resulted in lower rental fleet utilization and customer pricing from prior year levels. The revenue decline from North American drilling markets was partially offset by a $5.5 million increase in revenues from non-E&P customers in North America and Europe.
Revenues from mat sales were $7.2 million for the first nine months of 2016 compared to $15.0 million for the first nine months of 2015. Revenues from mat sales have typically fluctuated based on the timing of mat orders from customers.
Revenues from customers in markets other than oil and gas represented approximately 71% of total segment revenues for the first nine months of 2016 compared to 50% for the first nine months of 2015.
Operating Income
Segment operating income declined by $13.5 million to $8.6 million for the first nine months of 2016 as compared to $22.1 million for the first nine months of 2015, attributable to declines in both rental and services revenues and mat sales as described above. Due to the relatively fixed nature of operating expenses in our rental business, declines in rental and services revenue have a higher decremental impact on the segment’s operating margin. The impact of lower revenue was partially offset by a $4.6 million reduction in depreciation expense as discussed further above and a $1.4 million increase in gains recognized on the sale of used mats from our rental fleet.
Corporate Office
Corporate office expenses decreased $2.2 million to $21.5 million for the first nine months of 2016, compared to $23.7 million for the first nine months of 2015. The decrease is primarily attributable to $1.3 million of lower costs related to legal matters, primarily the wage and hour litigation, and $0.8 million of reduced spending related to strategic planning projects.

Liquidity and Capital Resources
Net cash provided by operating activities during the first nine months of 2016 totaled $29.9 million compared to $107.2 million during the first nine months of 2015. The reduction in operating cash flow is due to the larger reduction in working capital in the prior year, along with the higher net loss incurred in the first nine months of 2016 compared to the first nine months of 2015. During the first nine months of 2016, net loss adjusted for non-cash items provided cash of $0.7 million, while changes in working capital provided $29.2 million of cash.
Net cash used in investing activities during the first nine months of 2016 was $34.4 million including capital expenditures of $33.4 million as well as $3.8 million to fund the Pragmatic acquisition. Capital expenditures during the first nine months of 2016 included $27.8 million in the Fluids Systems segment, including a total of $24.4 million related to the facility upgrade and expansion of our Fourchon, Louisiana facility, our new fluids blending facility and distribution center in Conroe, Texas, and equipment to support the contract with Total S.A. in Uruguay. The Mats and Integrated Services segment capital expenditures totaled $4.6 million during the first nine months of 2016.
Net cash used in financing activities during the first nine months of 2016 was $11.8 million including $9.2 million used to repurchase convertible senior notes in the open market in the first quarter of 2016 and $2.1 million for costs associated with the execution of the new ABL Facility in the second quarter of 2016.
We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. We expect total 2016 capital expenditures to be approximately $40.0 million, including expenditures for the completion of the facility upgrade and expansion of our Fourchon, Louisiana facility serving the Gulf of Mexico deepwater market. In addition, we may repurchase shares or convertible Senior Notes in the open market or as otherwise determined by management under the existing Board authorized repurchase program, subject to market conditions, business opportunities, limitations under our ABL Facility and other factors.
As of September 30, 2016, we had cash on-hand of $91.9 million, of which $40.2 million resides within our international subsidiaries that we intend to leave permanently reinvested abroad. Availability under our ABL Facility, subject to covenant compliance and certain restrictions as discussed further below, also provides additional liquidity. In addition, we have the option to secure existing domestic letters of credit using availability under our ABL Facility which could result in the release of approximately $17.0 million of restricted cash that is currently serving as collateral for outstanding letters of credit.
We expect our available cash on-hand, estimated availability under our ABL Facility, and cash generated by operations, including U.S. income tax refunds, to be adequate to fund current operations during the next 12 months. In anticipation of the maturity of our Senior Notes in October 2017, we are currently evaluating financing alternatives to provide additional liquidity to fund the repayment of the Senior Notes and support future operating needs of the business.
Our capitalization is as follows:

(In thousands)	September 30, 2016	December 31, 2015
Senior Notes	$161,321	$172,497
Debt issuance costs - Senior Notes	(692)	(1,296)
Revolving Credit Facility	—	—
ABL Facility	—	—
Other	8,902	7,392
Total debt	169,531	178,593

Stockholder's equity	489,466	520,259
Total capitalization	$658,997	$698,852

Total debt to capitalization	25.7%	25.6%

Senior Notes. In September 2010, we issued $172.5 million of unsecured convertible senior notes (“Senior Notes”) that mature on October 1, 2017, of which, $161.3 million principal amount was outstanding at September 30, 2016. The Senior Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the Senior Notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of Senior Notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the Senior Notes will be settled in shares of our common stock. We may not redeem the Senior Notes prior to their maturity date. In the first quarter of 2016, we repurchased $11.2 million of our Senior Notes in the open market for $9.2 million and recognized a net gain of $1.9 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs.
Revolving Credit Facility. In March 2015, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provided for a $200.0 million revolving loan facility available for borrowings and letters of credit through March 2020. In December 2015, the Credit Agreement was amended, decreasing the revolving credit facility to $150.0 million, and subsequently, we terminated the Credit Agreement in May 2016, replacing it with an asset-based revolving loan facility as discussed further below. As of the date of termination, we had no outstanding borrowings under the Credit Agreement. In the second quarter of 2016, we recognized charges of $1.1 million in interest expense for the write-off of debt issuance costs in connection with the termination.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement (the “ABL Facility”) which replaced the terminated Credit Agreement. The ABL Facility provides financing of up to $90.0 million available for borrowings (inclusive of letters of credit), which, subject to the conditions contained therein, can be increased to a maximum capacity of $150.0 million. The ABL Facility terminates on March 6, 2020; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the credit facility to June 30, 2017 if, prior to such date, the Senior Notes have not either been repurchased, redeemed, converted and/or refinanced in full or we have not provided sufficient funds to an escrow agent to repay the Senior Notes in full on their maturity date. Borrowing availability under the ABL Facility is calculated based on eligible accounts receivable, inventory, and beginning in January 2017 and subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on certain of the assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation shall also include the amount of eligible pledged cash. The lender may establish reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment. As of September 30, 2016, we had no borrowings outstanding under the ABL Facility with a total borrowing base availability of $50.1 million.
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 225 to 350 basis points for LIBOR borrowings, and 125 to 250 basis points with respect to base rate borrowings, based on our consolidated EBITDA, ratio of debt to consolidated EBITDA, and consolidated fixed charge coverage ratio, each as defined in the ABL Facility. As of September 30, 2016, the applicable margin for borrowings under our ABL Facility is 350 basis points with respect to LIBOR borrowings and 250 basis points with respect to base rate borrowings. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 37.5 to 62.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of September 30, 2016 was 62.5 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments such as the redemption, defeasance or refinancing of the Senior Notes. The ABL Facility also requires compliance with a fixed charge coverage ratio if availability under the ABL Facility falls below $25.0 million. As of September 30, 2016, our availability under the ABL Facility exceeded such amount. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events and certain change of control events.
Other Debt. Our foreign subsidiaries, primarily those in Italy, Brazil and India, maintain local credit arrangements consisting primarily of lines of credit with several banks, which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs, as well as to reduce the net investment in foreign operations subject to foreign currency risk. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. Total outstanding balances under these arrangements and other domestic financing arrangements were $8.9 million and $7.4 million at September 30, 2016 and December 31, 2015, respectively.
At September 30, 2016, we had letters of credit issued and outstanding which totaled $17.3 million that are collateralized by $17.0 million in restricted cash.  Additionally, our foreign operations had $10.3 million outstanding in letters of credit and other guarantees, with certain letters of credit that are collateralized by $1.0 million in restricted cash. At September 30, 2016, total restricted cash of $18.0 million was included in other current assets in the accompanying balance sheet.

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
In 2016, we revised our estimates of the useful lives and residual values of certain of our composite mats included in rental fleet fixed assets within the Mats and Integrated Services segment. We now estimate that certain composite mats which were originally estimated to have a useful life of 7 years with zero residual value will have estimated useful lives ranging from 10 to 12 years with an estimated residual value of 20%. These changes in estimates were recognized prospectively beginning January 1, 2016 resulting in a reduction in depreciation expense for the Mats and Integrated Services segment of approximately $1.5 million and $4.6 million for the third quarter and first nine months of 2016, respectively. We expect these changes to have a similar effect on quarterly results going forward.
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
Interest Rate Risk
At September 30, 2016, we had total debt outstanding of $169.5 million, including $161.3 million of Senior Notes bearing interest at a fixed rate of 4.0%. Variable rate debt totaled $7.4 million which relates to our foreign operations under lines of credit and other borrowings. At the September 30, 2016 balance, a 200 basis point increase in market interest rates during 2016 would cause our annual interest expense to increase approximately $0.1 million.
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
Evaluation of disclosure controls and procedures
Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2016, the end of the period covered by this quarterly report.
Changes in internal control over financial reporting
There has been no change in internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 1.	Legal Proceedings
Wage and Hour Litigation
Davida v. Newpark Drilling Fluids LLC. On June 18, 2014, Jesse Davida, a former employee of Newpark Drilling Fluids LLC, filed a class action lawsuit in the U.S. District Court for the Western District of Texas, San Antonio Division, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff sought damages and penalties for the Company’s alleged failure to: properly classify its field service employees as “non-exempt” under the FLSA and pay them on an hourly basis (including overtime). On January 6, 2015, the Court granted the plaintiff’s motion to “conditionally” certify the class of fluid service technicians that have worked for Newpark Drilling Fluids over the past three years.
Christiansen v. Newpark Drilling Fluids LLC. On November 11, 2014, Josh Christiansen (represented by the same counsel as Davida) filed a purported class action lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging violations of the FLSA. The plaintiff sought damages and penalties for the Company’s alleged failure to: properly classify him as an employee rather than an independent contractor; properly classify its field service employees as “non-exempt” under the FLSA; and, pay them on an hourly basis (including overtime) and sought damages and penalties for the Company’s alleged failure to pay him and the others in the proposed class on an hourly basis (including overtime). Following the filing of this lawsuit, five additional plaintiffs joined the proceedings. In March of 2015, the Court denied the plaintiffs’ motion for conditional class certification. Counsel for the plaintiffs did not appeal that ruling and subsequently filed individual cases for each of the original opt-in plaintiffs plus two new plaintiffs, leaving a total of eight separate independent contractor cases.
Additional Individual FLSA cases. In the fourth quarter of 2015, the same counsel representing the plaintiffs in the Davida and Christiansen-related cases filed two additional individual FLSA cases on behalf of former fluid service technician employees. These cases are similar in nature to the Davida case discussed above.
Resolution of Wage and Hour Litigation. Beginning in November 2015, we engaged in settlement discussions with counsel for the plaintiffs in the pending wage and hour litigation cases described above. Following mediation in January 2016, the parties executed a settlement agreement in April 2016 to resolve all of the pending matters, subject to a number of conditions, including approval by the Court in the Davida case, and the dismissal of the other FLSA cases (Christiansen-related lawsuits and individual FLSA cases). The settlement agreement was approved by the Davida Court on August 19, 2016. Approximately 569 current and former fluid service technician employees eligible for the settlement were notified of the pending resolution beginning on August 26, 2016 and given an opportunity to participate in the settlement. The amount paid to any eligible individual will vary based on a formula that takes into account the number of workweeks and salary for the individual during the time period covered by the settlement (which can vary based upon several factors). Any eligible individual that elects to participate in the settlement will release all wage and hour claims against the Company. As a result of the settlement negotiations, we recognized a $5.0 million charge in the fourth quarter of 2015 related to the pending resolution of these wage and hour litigation claims. The settlement fund is being administered by a third party who will make payments to eligible individuals that elect to participate, in accordance with a formula incorporated into the settlement agreement. In addition, under the terms of the settlement agreement, if settlement funds remain after all payments are made to eligible individuals that elect to participate in the settlement, such excess amount will be shared by the participating individuals and the Company. The amount of excess funds, if any, is not currently determinable. As of September 30, 2016, we have funded $3.0 million of the settlement amount into escrow and we expect to fund the remaining balance in the fourth quarter of 2016, subject to the conditions described above. The deadline for submitting claims or opting out was October 25, 2016, and as of that date, 367 individuals have filed claims, with no individuals opting out. The percentage of current or former fluid service technicians that have elected to participate in the settlement represents approximately 65% of the individuals receiving notice. Individuals that did not participate in the settlement may retain the right to file an individual lawsuit against the Company, subject to any defenses we may assert. We expect the distributions from the settlement escrow fund to the current and former employees to occur in the fourth quarter of 2016, along with a determination of the amount of excess funds, if any, that could be returned to the Company.

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
Under the terms of the March 2014 sale of the Environmental Services business to Ecoserv, $8.0 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the sale agreement. For the amount withheld in escrow, $4.0 million was scheduled for release to Newpark at each of the nine-month and 18-month anniversary of the closing. In December 2014, we received a letter from counsel for Ecoserv asserting that we had breached certain representations and warranties contained in the sale agreement; including failing to disclose service work performed on injection/disposal wells and increased barge rental costs. The letter indicated that Ecoserv expected the costs associated with these claims to exceed the escrow amount. Following a further exchange of letters, in July of 2015, we filed the declaratory judgment action against Ecoserv referenced above. We believe there is no basis in the agreement or on the facts to support the claims asserted by Ecoserv and intend to vigorously defend our position, while pursuing release of the entire $8.0 million escrow. The litigation remains in the discovery process, and is currently scheduled for trial in the first quarter of 2017.

ITEM 1A.	Risk Factors
There have been no material changes during the period ended September 30, 2016 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10‑K for the year ended December 31, 2015, except as described below.
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
In May 2016, we replaced our existing Credit Agreement with a new ABL Facility. Borrowing availability under the ABL Facility is calculated based on eligible accounts receivable, inventory, and beginning in 2017 and subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation shall also include the amount of eligible pledged cash. The lender may establish reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment. The availability under the ABL Facility is expected to fluctuate directionally with changes in the Company's accounts receivable, inventory, and composite mat rental fleet.
We are subject to compliance with a fixed charge coverage ratio covenant if our borrowing availability falls below $25.0 million. If we are unable to make required payments under the ABL Facility, or if we fail to comply with the various covenants and other requirements of the ABL Facility or other indebtedness of more than $25.0 million, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, unless we are able to obtain, on a timely basis, a necessary waiver or amendment. Any waiver or amendment may require us to revise the terms of our agreements which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the ABL Facility, to declare any outstanding indebtedness, together with any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the ABL Facility when due, the lenders would be permitted to proceed against their collateral. In the event any outstanding indebtedness in excess of $25.0 million is accelerated, this could also cause an event of default under our Senior Notes. The acceleration of any of our indebtedness and the election to exercise any such remedies could have a material adverse effect on our business and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable

(c)	The following table details our repurchases of shares of our common stock, for the three months ended September 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares and Convertible Senior Notes that May Yet be Purchased Under Plans or Programs
July 1 - 31, 2016	381	$5.94	—	$33.5
August 1 - 31, 2016	20,815	6.72	—	$33.5
September 1 - 30, 2016	—	—	—	$33.5
Total	21,196	$6.71	—

(1)	During the three months ended September 30, 2016, we purchased an aggregate of 21,196 shares surrendered in lieu of taxes under vesting of restricted shares.
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
There were no shares repurchased during the first nine months of 2016 and 2015. In February 2016, we repurchased $11.2 million of our convertible Senior Notes in the open market for $9.2 million. This repurchase was made under our existing Board authorized repurchase program discussed above. As of September 30, 2016, we had $33.5 million of authorization remaining under the program.
We have not paid any dividends during the two recent fiscal years or any subsequent interim period, and we do not intend to pay any cash dividends in the foreseeable future.  In addition, our ABL Facility contains covenants which limit the payment of dividends on our common stock.

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

Date: October 31, 2016

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