Form 10-K
period 2016-12-31
NEWPARK RESOURCES INC
filed 2017-02-24
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to
Commission File Number 001-2960
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No  √
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No  √
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No ___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  √     No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated filer √

Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller Reporting Company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ___ No  √
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2016, was $476.0 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.
As of February 21, 2017, a total of 84,746,098 shares of Common Stock, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference
Pursuant to General Instruction G(3) to this Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders.

NEWPARK RESOURCES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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

PART I
ITEM 1. Business
General
Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. We are a geographically diversified supplier providing products and services primarily to the oil and gas exploration and production (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services. Our Fluids Systems segment provides drilling fluids products and technical services to customers in the North America, Europe, the Middle East and Africa (“EMEA”), Latin America and Asia Pacific regions. Our Mats and Integrated Services segment provides composite mat rentals as well as location construction and related site services to customers at well, production, transportation and refinery locations in the United States (“U.S.”). In addition, mat rental and services activity is expanding into applications in other markets, including electrical transmission & distribution, pipeline, solar, petrochemical and construction industries across the U.S., Canada and United Kingdom. We also manufacture and sell composite mats to customers outside of the U.S., and to domestic customers outside of the oil and gas exploration market. In March 2014, we completed the sale of our Environmental Services business, which was historically reported as a third operating segment. For a detailed discussion of this matter, see “Note 14 - Discontinued Operations” in our Notes to Consolidated Financial Statements.
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
Industry Fundamentals
Historically, several factors have driven demand for our products and services, including the supply, demand and pricing of oil and gas commodities, which drive E&P drilling and development activity. Demand for most of our Fluids Systems’ products and services is also driven, in part, by the level, type, depth and complexity of oil and gas drilling. Historically, drilling activity levels in North America have been volatile, primarily driven by the price of oil and natural gas. Beginning in the fourth quarter of 2014 and continuing throughout 2015 and into early 2016, the price of oil declined dramatically from the price levels in recent years. As a result, E&P drilling activity significantly declined in North America and many global markets over this period. While oil prices have since improved from the lows reached in the first quarter of 2016, price levels remain lower than in recent years. The most widely accepted measure of activity for our North American operations is the Baker Hughes Rotary Rig Count. The average North America rig count was 639 in 2016, compared to 1,170 in 2015, and 2,241 in 2014. The North America rig count continually declined in 2015 and early 2016, reaching a low point of 447 in May 2016, and has since recovered to 1,082 as of February 17, 2017. With the improvement in rig counts from the lows reached in May 2016, average activity levels are expected to improve in 2017 compared to 2016 but remain below 2015 levels.
The lower E&P drilling activity levels in 2015 and 2016 reduced the demand for our services, negatively impacted customer pricing and resulted in elevated costs associated with workforce reductions, all of which negatively impacted our profitability. Further, due to the fact that our business contains substantial levels of fixed costs, including significant facility and personnel expenses, North American operating margins in both operating segments have been negatively impacted by the lower customer demand.
Outside of North America, drilling activity is generally more stable, as drilling activity in many countries is based upon longer term economic projections and multiple year drilling programs, which tend to reduce the impact of short term changes in commodity prices on overall drilling activity. While drilling activity in certain of our international markets, including Brazil and Australia, has declined dramatically following the decline in oil prices, our activities in the EMEA region have continued to grow in recent years, driven by expansion into new geographic markets, as well as market share gains in existing markets.

Reportable Segments
Fluids Systems
Our Fluids Systems business provides drilling fluids products and technical services to customers in the North America, EMEA, Latin America, and Asia Pacific regions. We offer customized solutions for highly technical drilling projects involving complex subsurface conditions such as horizontal, directional, geologically deep or deep water drilling. These projects require increased monitoring and critical engineering support of the fluids system during the drilling process.
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
Raw Materials — We believe that our sources of supply for materials and equipment used in our drilling fluids business are adequate for our needs, however, we have experienced periods of short-term scarcity of barite ore, which have resulted in significant cost increases. Our specialty milling operation is our primary supplier of barite used in our North American drilling fluids business. Our mills obtain raw barite ore under supply agreements from foreign sources, primarily China and India. We obtain other materials used in the drilling fluids business from various third party suppliers. We have encountered no serious shortages or delays in obtaining these raw materials.
Technology — Proprietary technology and systems are an important aspect of our business strategy. We seek patents and licenses on new developments whenever we believe it creates a competitive advantage in the marketplace. We own patent rights in a family of high-performance water-based fluids systems, which we market as Evolution®, DeepDrill®, and FlexDrill™ systems, which are designed to enhance drilling performance and provide environmental benefits. We also rely on a variety of unpatented proprietary technologies and know-how in many of our applications. We believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements are of equal or greater competitive significance than our existing proprietary rights.
Competition — We face competition from larger companies, including Halliburton, Schlumberger and Baker Hughes, which compete vigorously on fluids performance and/or price. In addition, these companies have broad product and service offerings in addition to their drilling fluids. We also have smaller regional competitors competing with us mainly on price and local relationships. We believe that the principal competitive factors in our businesses include a combination of technical proficiency, reputation, price, reliability, quality, breadth of services offered and experience. We believe that our competitive position is enhanced by our proprietary products and services.
Customers — Our customers are principally major integrated and independent oil and gas E&P companies operating in the markets that we serve. During 2016, approximately 60% of segment revenues were derived from the 20 largest segment customers, and 38% of segment revenues were generated domestically. For the year ended December 31, 2016, revenue from Sonatrach, our primary customer in Algeria, was approximately 17% of our segment revenues and 14% of our consolidated revenues. Typically, we perform services either under short-term standard contracts or under “master” service agreements. As most agreements with our customers can be terminated upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See “Note 12 - Segment and Related Information” in our Consolidated Financial Statements for additional information on financial and geographic data.
Mats and Integrated Services
We manufacture our DURA-BASE® Advanced Composite Mats for use in our rental operations as well as for third-party sales. Our mats provide environmental protection and ensure all-weather access to sites with unstable soil conditions. We provide mat rentals to customers in the E&P, electrical transmission & distribution, pipeline, solar, petrochemical and construction industries across the U.S., Canada and United Kingdom. We also offer location construction and related services to customers, primarily in the U.S. Gulf Coast region. We continue to expand our product offerings, which now include the EPZ Grounding System™ for enhanced safety and efficiency for contractors working on power line maintenance and construction projects and the Defender™ spill containment system to provide customers with an alternative to the use of plastic liners for spill containment.
We also sell composite mats direct to customers in areas around the world. Historically, our marketing efforts for the sale of composite mats focused on oil and gas exploration markets outside the U.S., as well as markets outside the E&P sector in the U.S. and Europe. We believe these mats have worldwide applications outside our traditional oilfield market, primarily in infrastructure construction, maintenance and upgrades of pipelines and electric utility transmission lines, and as temporary roads for movement of oversized or unusually heavy loads. In order to support our efforts to expand our markets globally, we completed an expansion of our mats manufacturing facility in 2015 which nearly doubled our manufacturing capacity and significantly expanded our research and development capabilities.

Raw Materials — We believe that our sources of supply for materials used in our business are adequate for our needs. We are not dependent upon any one supplier and we have encountered no serious shortages or delays in obtaining any raw materials. The resins, chemicals and other materials used to manufacture composite mats are widely available. Resin is the largest material component in the manufacturing of our composite mat products.
Technology — We have obtained patents related to the design and manufacturing of our DURA-BASE mats and several of the components, as well as other products and systems related to these mats (including the the EPZ Grounding System™ and the Defender™ spill containment system). Using proprietary technology and systems is an important aspect of our business strategy. We believe that these products provide us with a distinct advantage over our competition. We believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements also have competitive significance in the markets we serve.
Competition — Our market is fragmented and competitive, with many competitors providing various forms of site preparation products and services. The mat sales component of our business is not as fragmented as the rental and services segment with only a few competitors providing various alternatives to our DURA-BASE mat products, such as Signature Systems Group and Checkers Group. This is due to many factors, including large capital start-up costs and proprietary technology associated with this product. We believe that the principal competitive factors in our businesses include product capabilities, price, reputation, and reliability. We also believe that our competitive position is enhanced by our proprietary products, services and experience.
Customers — Our customers are principally infrastructure construction and oil and gas E&P companies operating in the markets that we serve. Approximately 56% of our segment revenues in 2016 were derived from the 20 largest segment customers, of which, the largest customer represented 11% of our segment revenues. As a result of our recent efforts to expand beyond our traditional oilfield customer base, revenues from non E&P customers continued to increase in 2016 and represented approximately 70% of segment revenues in 2016. Typically, we perform services either under short-term contracts or rental service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See “Note 12 - Segment and Related Information” in our Consolidated Financial Statements for additional information on financial and geographic data.
Sale of Environmental Services Segment
In March 2014, we completed the sale of our Environmental Services business, which was historically reported as a third operating segment. For further discussion of this matter, see “Note 14 - Discontinued Operations” in our Consolidated Financial Statements.
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
Employees
At January 31, 2017, we employed approximately 1,800 full and part-time personnel none of which are represented by unions. We consider our relations with our employees to be satisfactory.
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
Risks Related to the Worldwide Oil and Natural Gas Industry
We derive a significant portion of our revenues from customers in the worldwide oil and natural gas industry; therefore, our risk factors include those factors that impact the demand for oil and natural gas. Spending by our customers for exploration, development and production of oil and natural gas is based on a number of factors, including expectations of future hydrocarbon demand, energy prices, the risks associated with developing reserves, our customer’s ability to finance exploration and development of reserves, regulatory developments and the future value of the reserves. Reductions in customer spending levels adversely affect the demand for our services and consequently, our revenue and operating results; and the presence of these market conditions negatively affects our revenue and operating results. The key risk factors that we believe influence the worldwide oil and natural gas markets are discussed below.
Demand for oil and natural gas is subject to factors beyond our control
Demand for oil and natural gas, as well as the demand for our services, is highly correlated with global economic growth and in particular by the economic growth of countries such as the U.S., India, China, and developing countries in Asia and the Middle East. Weakness in global economic activity could reduce demand for oil and natural gas and result in lower oil and natural gas prices. In addition, demand for oil and natural gas could be impacted by environmental regulation, including cap and trade legislation, regulation of hydraulic fracturing, and carbon taxes. Weakness or deterioration of the global economy could reduce our customers’ spending levels and reduce our revenue and operating results.
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
Volatility of oil and natural gas prices can adversely affect demand for our products and services
Volatility in oil and natural gas prices can also impact our customers’ activity levels and spending for our products and services. The level of energy prices is important to the cash flow for our customers and their ability to fund exploration and development activities. Compared to 2011 to 2014 levels, oil prices have declined significantly due in large part to increasing supplies, weakening demand growth and the decision by OPEC countries to maintain production levels throughout 2015 and most of 2016. Expectations about future commodity prices and price volatility are important for determining future spending levels. Our customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk.
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
Risks Related to our Customer Concentration and reliance on the U.S. Exploration and Production Market
In 2016, approximately 53% of our consolidated revenues were derived from our 20 largest customers, which includes 14% from Sonatrach, our primary customer in Algeria. In addition, approximately 45% of our consolidated revenues were derived from our U.S. operations.

Beginning in late 2014 and continuing throughout 2015 and into early 2016, the price of oil declined dramatically from the price levels in recent years. While oil prices have since improved from the lows reached in the first quarter of 2016, price levels remain lower than in recent years and there are no assurances that the price for oil will not further decline. Following this decline, North American drilling activity has decreased significantly, which has reduced the demand for our services and negatively impacted customer pricing in our North American operations. Due to these changes, our quarterly and annual operating results have been negatively impacted and may continue to fluctuate in future periods. Because our business has substantial fixed costs, including significant facility and personnel expenses, downtime or low productivity due to reduced demand can have a significant adverse impact on our profitability.
Risks Related to International Operations
We have significant operations outside of the United States, including certain areas of Canada, EMEA, Latin America, and Asia Pacific. In 2016, these international operations generated approximately 55% of our consolidated revenues. Algeria represents our largest international market with our total Algerian operations representing 17% of our consolidated revenues in 2016 and 8% of our total assets at December 31, 2016.
In addition, we may seek to expand to other areas outside the United States in the future. International operations are subject to a number of risks and uncertainties, including:

▪	difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties and regulations;

▪	uncertainties in or unexpected changes in regulatory environments or tax laws;

▪	legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers;

▪	difficulties enforcing agreements and collecting receivables through foreign legal systems;

▪	risks associated with failing to comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, export laws, and other similar laws applicable to our operations in international markets;

▪	exchange controls or other limitations on international currency movements;

▪	sanctions imposed by the U.S. government that prevent us from engaging in business in certain countries or with certain counter-parties;

▪	inability to obtain or preserve certain intellectual property rights in the foreign countries in which we operate;

▪	our inexperience in certain international markets;

▪	fluctuations in foreign currency exchange rates;

▪	political and economic instability; and

▪	acts of terrorism.
In addition, several North African markets in which we operate, including Tunisia, Egypt, Libya, and Algeria have experienced social and political unrest in past years, which negatively impacted our operating results, including the temporary suspension of our operations. More recently in Brazil, a widely-publicized corruption investigation, along with general social unrest, has led to disruptions in Petrobras’ operations.
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
In May 2016, we entered into a new asset-based revolving credit agreement, as amended in February 2017, (the “ABL Facility”). Borrowing availability under the ABL Facility is calculated based on eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation shall also include the amount of eligible pledged cash. The lender may establish reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment. The availability under the ABL Facility is expected to fluctuate directionally with changes in our domestic accounts receivable, inventory, and composite mat rental fleet.

The ABL Facility terminates on March 6, 2020; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the credit facility to June 30, 2017 if, prior to such date, the convertible notes due 2017 (“Convertible Notes due 2017”) have not either been repurchased, redeemed, converted or we have not provided sufficient funds to repay the Convertible Notes due 2017 in full on their maturity date. For this purpose, funds may be provided in cash to an escrow agent or a combination of cash to an escrow agent and the assignment of a portion of availability under the ABL Facility. The ABL Facility requires compliance with a minimum fixed charge coverage ratio and minimum unused availability of $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the 2017 Convertible Notes. We intend to use available cash on-hand, cash generated by operations, including U.S. income tax refunds, and estimated availability under our ABL Facility to repay the remaining Convertible Notes due 2017. If the timing of the U.S. income tax refunds are delayed and the other sources described above are not sufficient to repay the remaining Convertible Notes due 2017, we could seek other financing alternatives to satisfy the funding requirement for the Convertible Notes due 2017. If we are unable to satisfy the funding requirement for the Convertible Notes due 2017, this could have a material adverse effect on our business and financial condition.
We are subject to compliance with a fixed charge coverage ratio covenant if our borrowing availability falls below $25.0 million. If we are unable to make required payments under the ABL Facility or other indebtedness of more than $25.0 million, or if we fail to comply with the various covenants and other requirements of the ABL Facility, including the June 30, 2017 funding requirement for the Convertible Notes due 2017, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, unless we are able to obtain, on a timely basis, a necessary waiver or amendment. Any waiver or amendment may require us to revise the terms of our agreements which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the ABL Facility, to declare any outstanding indebtedness, together with any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the ABL Facility when due, the lenders would be permitted to proceed against their collateral. In the event any outstanding indebtedness in excess of $25.0 million is accelerated, this could also cause an event of default under our Convertible Notes due 2017 and our convertible notes due 2021 (“Convertible Notes due 2021”). The acceleration of any of our indebtedness and the election to exercise any such remedies could have a material adverse effect on our business and financial condition.
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
Risks Related to Business Acquisitions and Capital Investments
Our ability to successfully execute our business strategy will depend, among other things, on our ability to make capital investments and acquisitions which provide us with financial benefits. In 2017, our capital expenditures are expected to range between $15.0 million to $20.0 million (exclusive of any acquisitions), including expenditures for the completion of the facility upgrade and expansion of our Fourchon, Louisiana facility serving the Gulf of Mexico deepwater market in the Fluids Systems segment. These investments are subject to a number of risks and uncertainties, including:

▪	incorrect assumptions regarding business activity levels or results from our capital investments, acquired operations or assets;

▪	failure to complete a planned acquisition transaction or to successfully integrate the operations or management of any acquired businesses or assets in a timely manner;

▪	diversion of management's attention from existing operations or other priorities;

▪	unanticipated disruptions to our business associated with the implementation of our enterprise-wide operational and financial system; and

▪	delays in completion and cost overruns associated with large construction projects, including the projects mentioned above.
Any of the factors above could have an adverse effect on our business, financial condition or results of operations.

Risks Related to the Availability of Raw Materials and Skilled Personnel
Our ability to provide products and services to our customers is dependent upon our ability to obtain the raw materials and qualified personnel necessary to operate our business.
Barite is a naturally occurring mineral that constitutes a significant portion of our drilling fluids systems. We currently secure the majority of our barite ore from foreign sources, primarily China and India. The availability and cost of barite ore is dependent on factors beyond our control including transportation, political priorities and government imposed export fees in the exporting countries, as well as the impact of weather and natural disasters. The future supply of barite ore from existing sources could be inadequate to meet the market demand, particularly during periods of increasing world-wide demand, which could ultimately restrict industry activity or our ability to meet customer’s needs.
Our mats business is highly dependent on the availability of high-density polyethylene (“HDPE”), which is the primary raw material used in the manufacture of our DURA-BASE mats. The cost of HDPE can vary significantly based on the energy costs of the producers of HDPE, demand for this material, and the capacity/operations of the plants used to make HDPE. Should our cost of HDPE increase, we may not be able to increase our customer pricing to cover our costs, which may result in a reduction in future profitability.
All of our businesses are also highly dependent on our ability to attract and retain highly-skilled engineers, technical sales and service personnel. The market for these employees is competitive, and if we cannot attract and retain quality personnel, our ability to compete effectively and to grow our business will be severely limited. Also, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force or an increase in our operating costs.
Risk Related to our Market Competition
We face competition in the Fluids Systems business from larger companies, which compete vigorously on fluids performance and/or price. In addition, these companies have broad product and service offerings in addition to their drilling fluids. At times, these larger companies attempt to compete by offering discounts to customers to use multiple products and services from our competitor, some of which we do not offer. We also have smaller regional competitors competing with us mainly on price and local relationships. Our competition in the Mats and Integrated Services business is fragmented, with many competitors providing various forms of mat products and services. More recently, several competitors have begun marketing composite products to compete with our DURA-BASE mat system. While we believe the design and manufacture of our mat products provide a differentiated value to our customers, many of our competitors seek to compete on pricing. Further, the weakness in North American drilling activity in recent years has resulted in significant reductions in pricing from many of our competitors, in both the Fluids Systems and Mats and Integrated Services segments.
Risks Related to Legal and Regulatory Matters, Including Environmental Regulations
We are responsible for complying with numerous federal, state, local and foreign laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our current and past business activities, including the activities of our former subsidiaries. Failure to remain compliant with these laws, regulations and policies may result in, among other things, fines, penalties, costs of cleanup of contaminated sites and site closure obligations, or other expenditures. Further, any changes in the current legal and regulatory environment could impact industry activity and the demands for our products and services, the scope of products and services that we provide, or our cost structure required to provide our products and services, or the costs incurred by our customers.
The markets for our products and services are dependent on the continued exploration for and production of fossil fuels (predominantly oil and natural gas). Climate change is receiving increased attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The Environmental Protection Agency (the “EPA”) and other domestic and foreign regulatory agencies have adopted regulations that potentially limit greenhouse gas emissions and impose reporting obligations on large greenhouse gas emission sources. In addition, the EPA has adopted rules that could require the reduction of certain air emissions during exploration and production of oil and gas. To the extent that laws and regulations enacted as part of climate change legislation increase the costs of drilling for or producing such fossil fuels, limit or restrict oil and natural gas exploration and production, or reduce the demand for fossil fuels, such legislation could have a material adverse impact on our operations and profitability.

Hydraulic fracturing is an increasingly common practice used by E&P operators to stimulate production of hydrocarbons, particularly from shale oil and gas formations in the United States. The process of hydraulic fracturing, which involves the injection of sand (or other forms of proppants) laden fluids into oil and gas bearing zones, has come under increasing scrutiny from a variety of regulatory agencies, including the EPA and various state authorities. Several states have adopted regulations requiring operators to identify the chemicals used in fracturing operations, others have adopted moratoriums on the use of fracturing, and the State of New York has banned the practice altogether. The EPA is studying the potential impact of hydraulic fracturing on drinking water including impacts from the disposal of waste fluid by underground injection. Although we do not provide hydraulic fracturing services and our drilling fluids products are not used in such services, regulations which have the effect of limiting the use or significantly increasing the costs of hydraulic fracturing, could have a significant negative impact on the drilling activity levels of our customers, and, therefore, the demand for our products and services.
Risks Related to the Inherent Limitations of Insurance Coverage
While we maintain liability insurance, this insurance is subject to coverage limitations. Specific risks and limitations of our insurance coverage include the following:

▪	self-insured retention limits on each claim, which are our responsibility;

▪	exclusions for certain types of liabilities and limitations on coverage for damages resulting from pollution;

▪	coverage limits of the policies, and the risk that claims will exceed policy limits; and

▪	the financial strength and ability of our insurance carriers to meet their obligations under the policies.
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
Risks Related to Potential Impairments of Long-lived Intangible Assets
As of December 31, 2016, our consolidated balance sheet includes $20.0 million in goodwill and $6.1 million of intangible assets, net. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently as the circumstances require, using a combination of market multiple and discounted cash flow approaches. During the fourth quarter of 2015, we determined that our drilling fluids reporting unit had a fair value below its net carrying value, and we recognized a goodwill impairment of $70.7 million. During the second quarter of 2016, we recognized a $3.1 million charge to fully impair the customer related intangible assets for the Asia Pacific region.
In 2016, oil and natural gas prices and U.S. drilling activity remained significantly below the levels of recent years. Although activity levels have improved in the second half of 2016 and early 2017, continued weakness or volatility in market conditions may further deteriorate the financial performance or future projections for our operating segments from current levels, which may result in an impairment of goodwill or indefinite-lived intangible assets and negatively impact our financial results in the period of impairment.
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
We hold U.S. and foreign patents for certain of our drilling fluids components and our mat systems. However, these patents are not a guarantee that we will have a meaningful advantage over our competitors, and there is a risk that others may develop systems that are substantially equivalent to those covered by our patents. If that were to happen, we would face increased competition from both a service and a pricing standpoint. In addition, costly and time-consuming litigation could be necessary to enforce and determine the scope of our patents and proprietary rights. It is possible that future innovation could change the way companies drill for oil and gas, or utilize matting systems, which could reduce the competitive advantages we may derive from our patents and other proprietary technology.
Risks Related to Severe Weather, Particularly in the U.S. Gulf Coast
We have significant operations located in market areas in the U.S. Gulf of Mexico and related near-shore areas which are susceptible to hurricanes and other adverse weather events. In these market areas, we generated approximately 14% of our consolidated revenue in 2016 and had approximately $200 million of inventory and property, plant and equipment as of December 31, 2016. Such adverse weather events can disrupt our operations and result in damage to our properties, as well as negatively impact the activity and financial condition of our customers. Our business may be adversely affected by these and other negative effects of future hurricanes or other adverse weather events in regions in which we operate.

Risks Related to Cybersecurity Breaches or Business System Disruptions
We utilize various management information systems and information technology infrastructure to manage or support a variety of our business operations, and to maintain various records, which may include confidential business or proprietary information as well as information regarding our customers, business partners, employees or other third parties. Failures of or interference with access to these systems, such as communication disruptions, could have an adverse effect on our ability to conduct operations or directly impact consolidated financial reporting. Security breaches pose a risk to confidential data and intellectual property which could result in damages to our competitiveness and reputation. We have policies and procedures in place, including system monitoring and data back-up processes, to prevent or mitigate the effects of these potential disruptions or breaches, however there can be no assurance that existing or emerging threats will not have an adverse impact on our systems or communications networks. These risks could harm our reputation and our relationships with our customers, business partners, employees or other third parties, and may result in claims against us. In addition, these risks could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
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

ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
We lease office space to support our operating segments as well as our corporate offices. All material domestic owned properties are subject to liens and security interests under our ABL Facility.
Fluids Systems.  We own a facility containing approximately 103,000 square feet of office space on approximately 11 acres of land in Katy, Texas, which houses the divisional headquarters and technology center for this segment. We also own a distribution warehouse and fluids blending facility containing approximately 65,000 square feet of office and industrial space on approximately 21 acres of land in Conroe, Texas. Additionally, we own six warehouse facilities and have 15 leased warehouses and 10 contract warehouses to support our customers and operations in the U.S. We own two warehouse facilities and have 19 contract warehouses in Canada to support our Canadian operations. Additionally, we lease 19 warehouses and own one warehouse in the EMEA region, lease five warehouses in the Latin America region, and own one warehouse and lease five warehouses in the Asia Pacific region to support our international operations. This leased space is located in several cities primarily in the United States, Canada, Italy, Eastern Europe, North Africa, Kuwait, Brazil, and Australia. We also own buildings providing office space in Oklahoma and office/warehouse space in Henderson, Australia. Some of the warehouses listed also include blending facilities.
We operate four specialty product grinding facilities in the U.S. These facilities are located in Houston, Texas on approximately 18 acres of owned land, in New Iberia, Louisiana on 15.7 acres of leased land, in Corpus Christi, Texas on 6 acres of leased land, and in Dyersburg, Tennessee on 13.2 acres of owned land.
Mats and Integrated Services.  We own a facility containing approximately 93,000 square feet of office and industrial space on approximately 34 acres of land in Carencro, Louisiana, which houses our manufacturing facilities, the divisional headquarters, and technology center for this segment. We also lease eight sites throughout Texas, Pennsylvania, Colorado, Illinois and Wisconsin which serve as bases for our well site service activities. Additionally, we own two facilities which are located in Louisiana and Texas and lease two facilities in the United Kingdom to support field operations.

ITEM 3. Legal Proceedings
Wage and Hour Litigation
Davida v. Newpark Drilling Fluids LLC. On June 18, 2014, Jesse Davida, a former employee of Newpark Drilling Fluids LLC, filed a class action lawsuit in the U.S. District Court for the Western District of Texas, San Antonio Division, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff sought damages and penalties for our alleged failure to properly classify our field service employees as “non-exempt” under the FLSA and pay them on an hourly basis (including overtime). On January 6, 2015, the Court granted the plaintiff’s motion to “conditionally” certify the class of fluid service technicians that have worked for Newpark Drilling Fluids over the past three years.

Christiansen v. Newpark Drilling Fluids LLC. On November 11, 2014, Josh Christiansen (represented by the same counsel as Davida) filed a purported class action lawsuit in the U.S. District Court for the Southern District of Texas, Houston Division, alleging violations of the FLSA. The plaintiff sought damages and penalties for our alleged failure to properly classify him as an employee rather than an independent contractor; properly classify our field service employees as “non-exempt” under the FLSA; and, pay them on an hourly basis (including overtime) and sought damages and penalties for our alleged failure to pay him and the others in the proposed class on an hourly basis (including overtime). Following the filing of this lawsuit, five additional plaintiffs joined the proceedings. In March of 2015, the Court denied the plaintiffs’ motion for conditional class certification. Counsel for the plaintiffs did not appeal that ruling and subsequently filed individual cases for each of the original opt-in plaintiffs plus two new plaintiffs, leaving a total of eight separate independent contractor cases.
Additional Individual FLSA cases. In the fourth quarter of 2015, the same counsel representing the plaintiffs in the Davida and Christiansen-related cases filed two additional individual FLSA cases on behalf of former fluid service technician employees. These cases are similar in nature to the Davida case discussed above.
Resolution of Wage and Hour Litigation. Beginning in November 2015, we engaged in settlement discussions with counsel for the plaintiffs in the pending wage and hour litigation cases described above. As a result of the then ongoing settlement negotiations, we recognized a $5.0 million charge in the fourth quarter of 2015 related to the resolution of these wage and hour litigation claims. Following mediation in January 2016, the parties executed a settlement agreement in April 2016 to resolve all of the pending matters, subject to a number of conditions, including approval by the Court in the Davida case, and the dismissal of the other FLSA cases (Christiansen-related lawsuits and individual FLSA cases). The settlement agreement was approved by the Davida Court on August 19, 2016. Approximately 569 current and former fluid service technician employees eligible for the settlement were notified of the pending resolution beginning on August 26, 2016 and given an opportunity to participate in the settlement. The amount paid to any eligible individual varied based on a formula that takes into account the number of workweeks and salary for the individual during the time period covered by the settlement. Any eligible individual that elected to participate in the settlement released all wage and hour claims against us.
The deadline for submitting claims or opting out was October 25, 2016 with 379 individuals filing claims and no individuals opting out. The percentage of current or former fluid service technicians that elected to participate in the settlement represented approximately 67% of the individuals receiving notice. Individuals that did not participate in the settlement may retain the right to file an individual lawsuit against us, subject to any defenses we may assert. As a result of the settlement agreement, we funded the $4.5 million settlement amount into the settlement fund in the second half of 2016. The settlement fund was administered by a third party who made payments to eligible individuals that elected to participate in accordance with a formula incorporated into the settlement agreement. In addition, under the terms of settlement agreement, settlement funds that remained after all payments were made to eligible individuals that elected to participate in the settlement were shared by the participating individuals and us. In the fourth quarter of 2016, we recognized a $0.7 million gain associated with the change in final settlement amount of these wage and hour litigation claims.
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
Under the terms of the March 2014 sale of the Environmental Services business to Ecoserv, $8.0 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the sale agreement. For the amount withheld in escrow, $4.0 million was scheduled for release to Newpark at each of the nine-month and 18-month anniversary of the closing. In December 2014, we received a letter from counsel for Ecoserv asserting that we had breached certain representations and warranties contained in the sale agreement including failing to disclose service work performed on injection/disposal wells and increased barge rental costs. The letter indicated that Ecoserv expected the costs associated with these claims to exceed the escrow amount. Following a further exchange of letters, in July of 2015, we filed the declaratory judgment action against Ecoserv referenced above. We believe there is no basis in the agreement or on the facts to support the claims asserted by Ecoserv and intend to vigorously defend our position while pursuing release of the entire $8.0 million escrow. The litigation remains in the discovery process with mediation currently scheduled in March of 2017.

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
The following table sets forth the range of the high and low sales prices for our common stock for the periods indicated:

Period	High	Low
2016
Fourth Quarter	$8.20	$5.80
Third Quarter	$7.72	$5.48
Second Quarter	$5.89	$3.74
First Quarter	$5.47	$3.35

2015
Fourth Quarter	$6.60	$4.83
Third Quarter	$8.03	$5.09
Second Quarter	$10.61	$7.43
First Quarter	$9.85	$8.34
As of February 1, 2017, we had 1,390 stockholders of record as determined by our transfer agent.
The following table details our repurchases of shares of our common stock for the three months ended December 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares and Convertible Notes due 2017 that May Yet be Purchased Under Plans or Programs
October 2016	303	$7.30	—	$33.5
November 2016	—	$—	—	$33.5
December 2016	—	—	—	$33.5
Total	303	$7.30	—

(1)	During the three months ended December 31, 2016, we purchased an aggregate of 303 shares surrendered in lieu of taxes under vesting of restricted stock awards.
Our Board of Directors has approved a repurchase program that authorizes us to purchase up to $100.0 million of our outstanding shares of common stock or outstanding Convertible Notes due 2017. The repurchase program has no specific term. We may repurchase shares or Convertible Notes due 2017 in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility and other factors. Repurchases are expected to be funded from operating cash flows and available cash on-hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.
There were no share repurchases under the program during 2016. In February 2016, we repurchased $11.2 million of our Convertible Notes due 2017 in the open market for $9.2 million. This repurchase was made under our existing Board authorized repurchase program discussed above. At December 31, 2016, there was $33.5 million of authorization remaining under the program. In addition, the Board separately authorized the repurchase of $78.1 million of Convertible Notes due 2017 in connection with the December 2016 issuance of $100.0 million of Convertible Notes due 2021. During 2016, we repurchased 234,901 of shares surrendered in lieu of taxes under vesting of restricted stock awards. All of the shares repurchased are held as treasury stock.
We have not paid any dividends during the three most recent fiscal years or any subsequent interim period, and we do not intend to pay any cash dividends in the foreseeable future. In addition, our ABL Facility contains covenants which limit the payment of dividends on our common stock. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Asset Based Loan Facility.”

Performance Graph
The following graph reflects a comparison of the cumulative total stockholder return of our common stock from January 1, 2012 through December 31, 2016, with the New York Stock Exchange Market Value Index, a broad equity market index, and the Morningstar Oil & Gas Equipment & Services Index, an industry group index. The graph assumes the investment of $100 on January 1, 2012 in our common stock and each index and the reinvestment of all dividends, if any. This information shall be deemed furnished not filed, in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Exchange Act of 1933, or the Securities Act of 1934, except to the extent we specifically incorporate it by reference.

ITEM 6. Selected Financial Data
The selected consolidated historical financial data presented below for the five years ended December 31, 2016 is derived from our consolidated financial statements. The following data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 7 and 8 below.

	As of and for the Year Ended December 31,
(In thousands, except share data)	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Revenues	$471,496	$676,865	$1,118,416	$1,042,356	$983,953
Operating income (loss)	(57,213)	(99,099)	130,596	94,445	92,275
Interest expense, net	9,866	9,111	10,431	11,279	9,727
Income (loss) from continuing operations	(40,712)	(90,828)	79,009	52,622	50,453
Income from discontinued operations, net of tax	—	—	1,152	12,701	9,579
Gain from disposal of discontinued operations, net of tax	—	—	22,117	—	—
Net income (loss)	(40,712)	(90,828)	102,278	65,323	60,032

Basic income (loss) per share from continuing operations	$(0.49)	$(1.10)	$0.95	$0.62	$0.58
Basic net income (loss) per share	$(0.49)	$(1.10)	$1.23	$0.77	$0.69

Diluted income (loss) per share from continuing operations	$(0.49)	$(1.10)	$0.84	$0.56	$0.53
Diluted net income (loss) per share	$(0.49)	$(1.10)	$1.07	$0.69	$0.62

Consolidated Balance Sheet Data:
Working capital	$283,139	$380,950	$440,098	$395,159	$433,728
Total assets	798,183	848,893	1,007,672	954,918	979,750
Foreign bank lines of credit	—	7,371	11,395	12,809	2,546
Other current debt	83,368	11	253	58	53
Long-term debt, less current portion	72,900	171,211	170,462	170,009	253,315
Stockholders' equity	500,543	520,259	625,458	581,054	513,578

Consolidated Cash Flow Data:
Net cash provided by operations	$11,095	$121,517	$89,173	$151,903	$110,245
Net cash used in investing activities	(28,260)	(84,366)	(14,002)	(60,063)	(96,167)
Net cash provided by (used in) financing activities	(650)	(6,730)	(49,158)	(72,528)	5,853
During 2016 and 2015, operating loss includes charges totaling $14.8 million and $80.5 million, respectively, resulting from the reduction in value of certain assets, the wind-down of our operations in Uruguay and the resolution of certain wage and hour litigation claims. Charges in 2016 include $6.9 million of non-cash impairments in the Asia Pacific region, $4.1 million of charges for the reduction in carrying values of certain inventory, $4.5 million of charges in the Latin America region associated with the wind-down of our operations in Uruguay, partially offset by a $0.7 million gain in 2016 associated with the change in final settlement amount of certain wage and hour litigation claims. Charges in 2015 include a $70.7 million non-cash impairment of goodwill, a $2.6 million non-cash impairment of assets, a $2.2 million charge to reduce the carrying value of inventory and a $5.0 million charge for the resolution of certain wage and hour litigation claims and related costs.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.
Overview
We are a geographically diversified supplier providing products and services primarily to the oil and gas exploration and production (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services.
Our Fluids Systems segment, which generated 84% of consolidated revenues in 2016, provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.
International expansion is a key element of our corporate strategy. In recent years, we have been awarded multiple international contracts to provide drilling fluids and related services, primarily within the EMEA region, which have expanded our international presence, despite the continuing decline in global E&P drilling activity. Significant international contracts include:

•	A contract to provide drilling fluids and related services for a series of wells in the deepwater Black Sea. Work under this contract began in 2014 and was completed in early 2016.

•	A five year contract with Kuwait Oil Company (“Kuwait”) to provide drilling fluids and related services for land operations. Work under this contract began in the second half of 2014.

•
Lot 1 and Lot 3 of a restricted tender with Sonatrach to provide drilling fluids and related services, which expanded our market share with Sonatrach in Algeria. Work under this three-year contract began in the second quarter of 2015, with activity levels ramping up during the second half of 2015 and early 2016. In 2016, revenues under this contract represented approximately 14% of our consolidated revenues.

•
A contract with ENI S.p.A. for onshore and offshore drilling in the Republic of Congo. The initial term of this contract is three years and includes an extension option for up to an additional two years. Work under this contract began in the fourth quarter of 2015.

•
A contract with Total S.A. to provide drilling fluids and related services for an exploratory ultra-deepwater well in Block 14 of offshore Uruguay. This project began in March 2016 and was completed in the second quarter of 2016, contributing $12.3 million of revenue in 2016.

•	A two-year contract with Shell Oil in Albania to provide drilling fluids and related services for onshore drilling activity. Work under this contract started late in the second quarter of 2016.

•	A five-year contract with ENAP in Chile to provide drilling fluids and related services for onshore drilling activity. Work under this contract started late in the fourth quarter of 2016.
Total revenue generated under these contracts, including our prior contract with Sonatrach, was approximately $127.3 million in 2016, $98.4 million in 2015 and $64.1 million in 2014 despite being unfavorably impacted by foreign currency exchange attributable to the strengthening of the U.S. dollar.
Also, in 2014 we announced two capital investment projects within the U.S operations of our Fluids Systems segment. We have since completed the investment of approximately $24 million in our new fluids blending facility and distribution center located in Conroe, Texas, which will support the manufacturing of our proprietary fluid technologies, including our Evolution®, KronosTM, and FusionTM systems. In addition, we are investing approximately $38 million to significantly expand existing capacity and upgrade the drilling fluids blending, storage, and transfer capabilities in Fourchon, Louisiana, providing us with the required capacity and capabilities to serve customers in the Gulf of Mexico deepwater market. This project is part of our Fluids Systems strategy to penetrate the Gulf of Mexico deepwater market and is expected to be completed in the first half of 2017. Capital expenditures related to these projects totaled $25.6 million, $26.1 million and $3.9 million in 2016, 2015 and 2014, respectively.
Our Mats and Integrated Services segment, which generated 16% of consolidated revenues in 2016, provides composite mat rentals, well site construction and related site services to oil and gas customers. In addition, mat rental and services activity is expanding in other markets, including electrical transmission & distribution, pipeline, solar, petrochemical and construction industries across the U.S., Canada and United Kingdom. Revenues from customers in markets other than oil and gas exploration represented approximately 60% of our rental and services revenues in 2016 compared to approximately one-third in 2015. We also sell composite mats to customers outside of the U.S. and to domestic customers outside of the oil and gas exploration market. Mat sales have been negatively impacted in recent years by lower demand from international oil and gas customers in the weak commodity price environment.

In March 2014, we completed the sale of our Environmental Services business, which was historically reported as a third operating segment, for $100 million in cash. The proceeds were used for general corporate purposes, including investments in our core drilling fluids and mats segments, along with share purchases under our share repurchase program. See “Note 14 - Discontinued Operations” in our Consolidated Financial Statements for additional information.
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
Beginning in the fourth quarter of 2014 and continuing throughout 2015 and into early 2016, the price of oil declined dramatically from the price levels in recent years. As a result, E&P drilling activity significantly declined in North America and many global markets over this period. While oil prices have improved from the lows reached in the first quarter of 2016, price levels remain lower than in recent years. Rig count data is the most widely accepted indicator of drilling activity. Average North American rig count data for the last three years ended December 31 is as follows:

	Year Ended December 31,			2016 vs 2015		2015 vs 2014
	2016	2015	2014	Count	%	Count	%
U.S. Rig Count	509	978	1,862	(469)	(48%)	(884)	(47%)
Canadian Rig Count	130	192	379	(62)	(32%)	(187)	(49%)
Total	639	1,170	2,241	(531)	(45%)	(1,071)	(48%)
________________
Source: Baker Hughes Incorporated
The North America rig count continually declined in 2015 and early 2016, reaching a low point of 447 in May 2016, and has since recovered to 1,082 rigs as of February 17, 2017, including 751 rigs in the U.S. and 331 rigs in Canada. The Canadian rig count reflects the normal seasonality for this market with the highest rig count levels generally observed in the first quarter of the year prior to spring break up. With the improvement in rig counts from the lows reached in May 2016, average activity levels are expected to improve in 2017 compared to 2016 but remain below 2015 levels.
The lower E&P drilling activity levels in 2015 and 2016 reduced the demand for our services, negatively impacted customer pricing and resulted in elevated costs associated with workforce reductions, all of which negatively impacted our profitability. Further, due to the fact that our business contains substantial levels of fixed costs, including significant facility and personnel expenses, North American operating margins in both operating segments have been negatively impacted by the lower customer demand.
Outside of North America, drilling activity is generally more stable as drilling activity in many countries is based upon longer term economic projections and multiple year drilling programs, which tend to reduce the impact of short term changes in commodity prices on overall drilling activity. While drilling activity in certain of our international markets including Brazil and Australia has declined dramatically, our international activities have continued to grow in recent years driven primarily by the new contract awards described above, which include geographical expansion into new markets as well as market share gains in existing markets.
In response to the significant declines in industry activity in North America, we implemented cost reduction programs in 2015 including workforce reductions, reduced discretionary spending, and temporary salary freezes for substantially all employees, including executive officers. In September 2015, we also implemented a voluntary early retirement program with certain eligible employees in the United States. As a result of the further declines in activity in the first half of 2016, we implemented further cost reduction actions including additional workforce reductions and beginning in March 2016, a temporary salary reduction for a significant number of North American employees, including executive officers, suspension of the Company’s matching contribution to the U.S. defined contribution plan as well as a reduction in cash compensation paid to our Board of Directors in order to further align our cost structure to activity levels. These temporary reductions are expected to remain in place until the second quarter of 2017.

As part of these cost reduction programs, we reduced our North American employee base by 626 (approximately 48%) from the first quarter of 2015 through the third quarter of 2016, including reductions of 436 employees in 2015 and 190 employees in the first nine months of 2016. As a result of these termination programs, we recognized charges for employee termination costs as shown in the table below:

	Year Ended December 31,
(In thousands)	2016	2015
Fluids systems	$4,125	$7,218
Mats and integrated services	285	717
Corporate office	162	228
Total employee termination costs	$4,572	$8,163
During 2016 and 2015, we also recorded charges totaling $14.8 million and $80.5 million, respectively, resulting from the reduction in value of certain assets, the wind-down of our operations in Uruguay and the resolution of certain wage and hour litigation claims. The Fluids Systems segment operating results included $15.5 million and $75.5 million of these charges in 2016 and 2015, respectively. The remaining $0.7 million gain and $5.0 million charge was included in Corporate Office expenses in 2016 and 2015, respectively, related to the resolution of certain wage and hour litigation claims.
The $15.5 million of Fluids Systems charges in 2016 includes $6.9 million of non-cash impairments in the Asia Pacific region resulting from the continuing unfavorable industry market conditions and the deteriorating outlook for the region, $4.1 million of charges for the reduction in carrying values of certain inventory, primarily resulting from lower of cost or market adjustments and $4.5 million of charges in the Latin America region associated with the wind-down of our operations in Uruguay, including $0.5 million to write-down property, plant and equipment. The $6.9 million of impairments in the Asia Pacific region includes a $3.8 million charge to write-down property, plant and equipment to its estimated fair value and a $3.1 million charge to fully impair the customer related intangible assets in the region.
The $75.5 million of Fluids Systems charges in 2015 includes $70.7 million of non-cash charges for the impairment of goodwill, following our November 1, 2015 annual evaluation, a $2.6 million non-cash impairment of assets, following our decision to exit a facility, and a $2.2 million charge to reduce the carrying value of diesel-based drilling fluid inventory, resulting from lower of cost or market adjustments.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Consolidated Results of Operations
Summarized results of operations for the year ended December 31, 2016 compared to the year ended December 31, 2015 are as follows:

	Year Ended December 31,		2016 vs 2015
(In thousands)	2016	2015	$	%
Revenues	$471,496	$676,865	$(205,369)	(30%)
Cost of revenues	437,836	599,013	(161,177)	(27%)
Selling, general and administrative expenses	88,473	101,032	(12,559)	(12%)
Other operating income, net	(4,345)	(2,426)	(1,919)	NM
Impairments and other charges	6,745	78,345	(71,600)	NM
Operating loss	(57,213)	(99,099)	41,886	42%

Foreign currency exchange (gain) loss	(710)	4,016	(4,726)	NM
Interest expense, net	9,866	9,111	755	8%
Gain on extinguishment of debt	(1,615)	—	(1,615)	NM
Loss from operations before income taxes	(64,754)	(112,226)	47,472	NM

Benefit for income taxes	(24,042)	(21,398)	(2,644)	(12%)
Net loss	$(40,712)	$(90,828)	$50,116	NM

Revenues
Revenues decreased 30% to $471.5 million in 2016, compared to $676.9 million in 2015. This $205.4 million decrease includes a $189.1 million (43%) decrease in revenues in North America, including a $169.0 million decline in our Fluids Systems segment and a $20.1 million decline in our Mats and Integrated Services segment. Revenues from our international operations decreased by $16.3 million (7%), as a $12.3 million revenue contribution from the offshore Uruguay project and activity gains in our EMEA region were more than offset by reduced drilling activity in Brazil and Asia Pacific, as well as a $12.0 million unfavorable impact of currency exchange related to the stronger U.S. dollar. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of Revenues
Cost of revenues decreased 27% to $437.8 million in 2016, compared to $599.0 million in 2015. The decrease was primarily driven by the decline in revenues, the benefits of cost reduction programs, a $6.1 million reduction in depreciation expense associated with the January 2016 change in estimated useful lives and residual values of our composite mats rental fleet and a $2.0 million reduction in employee termination costs. These decreases were partially offset by a $1.9 million increase in inventory impairments primary resulting from lower of cost or market adjustments. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $12.6 million to $88.5 million in 2016 from $101.0 million in 2015. The decrease is primarily attributable to the benefits of cost reduction programs, a $2.4 million decline in performance-based incentive compensation, a $1.9 million decline in spending related to legal matters, including the wage and hour litigation, a $1.6 million decrease in employee termination costs and lower spending on strategic planning projects.
Other Operating Income, net
Other operating income was $4.3 million in 2016 as compared to $2.4 million in 2015, primarily reflecting gains on the sale of assets in both periods. The increase is primarily attributable to a $1.4 million increase in gains recognized on the sale of used composite mats from the rental fleet.
Impairments and Other Charges
During 2016, we recognized $6.7 million of impairments and other charges. These charges include $6.9 million of non-cash impairments in the Asia Pacific region of our Fluids Systems segment resulting from the continuing unfavorable industry market conditions and the deteriorating outlook for the region, reflecting a $3.8 million charge to write-down property, plant and equipment to its estimated fair value and a $3.1 million charge to fully impair the customer related intangible assets in the region. In addition, we recorded a $0.5 million charge in the Latin America region of our Fluids Systems segment to write-down property, plant and equipment associated with the wind-down of our operations in Uruguay. These charges were partially offset by a $0.7 million gain in our corporate office associated with the change in the final settlement amount of the wage and hour litigation claims.
During the fourth quarter of 2015, we recognized $78.3 million of impairments and other charges including $70.7 million of non-cash charges in the Fluids Systems segment for the impairment of goodwill, following our annual evaluation and $2.6 million for the impairment of certain assets following our decision to exit a facility. In addition, corporate office expenses included a $5.0 million charge for the resolution of certain wage and hour litigation claims and related costs.
See “Note 5 – Goodwill and Other Intangible Assets”, “Note 4 – Property, Plant and Equipment” and “Note 15 – Commitments and Contingencies” in our Consolidated Financial Statements for additional information related to these charges.
Foreign Currency Exchange
Foreign currency exchange was a $0.7 million gain in 2016 compared to a $4.0 million loss in 2015, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies. The foreign exchange loss in 2015 was primarily due to the strengthening of the U.S. dollar against the Brazilian real. In September 2015, approximately 70% of the inter-company balances due from our Brazilian subsidiary with foreign currency exposure were forgiven, which reduced the foreign currency volatility in 2016 in comparison to 2015.

Interest expense, net
Interest expense, which primarily reflects the 4% interest associated with our unsecured Convertible Notes due 2017, totaled $9.9 million for 2016 compared to $9.1 million in 2015. The increase in 2016 was primarily attributable to a non-cash charge of $1.1 million in the second quarter of 2016 for the write-off of debt issuance costs related to the termination and replacement of our revolving Credit Agreement partially offset by the benefit from the repurchase of $11.2 million of our Convertible Notes due 2017 in the first quarter of 2016. In December 2016, we issued $100 million of 4% Convertible Notes due 2021 and repurchased an additional $78.1 million of our Convertible Notes due 2017. As discussed further in Note 6 - Financing Arrangements in our Consolidated Financial Statements, interest expense associated with the Convertible Notes due 2021 will include the non-cash amortization of debt discount and deferred debt issuance costs which will increase our reported interest expense in 2017.
Gain on extinguishment of debt
The $1.6 million gain in 2016 reflects the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs, related to the repurchase of $89.3 million aggregate principal amount of our Convertible Notes due 2017.
Provision for income taxes
The provision for income taxes for 2016 was a $24.0 million benefit, reflecting an effective tax rate of 37.1%, compared to a $21.4 million benefit in 2015, reflecting an effective tax rate of 19.1%. The benefit for income taxes in 2016 includes a $9.3 million benefit associated with a worthless stock deduction and related impacts from restructuring the investment in our Brazilian subsidiary, partially offset by the unfavorable impact of pretax losses incurred in Australia for which the recording of a tax benefit is not permitted.
The benefit for income taxes in 2015 was unfavorably impacted by the impairment of non-deductible goodwill. In addition, the 2015 income tax provision also includes a $4.6 million charge for increases to the valuation allowance for certain deferred tax assets which may not be realized (primarily related to our Australian subsidiary and certain U.S. state net operating losses). These 2015 charges were partially offset by a $4.4 million benefit associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary and a $2.2 million benefit from the release of U.S. tax reserves following the expiration of statutes of limitation.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year ended December 31,		2016 vs 2015
(In thousands)	2016	2015	$	%
Revenues
Fluids systems	$395,461	$581,136	$(185,675)	(32%)
Mats and integrated services	76,035	95,729	(19,694)	(21%)
Total revenues	$471,496	$676,865	$(205,369)	(30%)

Operating income (loss)
Fluids systems	$(43,631)	$(86,770)	$43,139
Mats and integrated services	14,741	24,949	(10,208)
Corporate office	(28,323)	(37,278)	8,955
Operating loss	$(57,213)	$(99,099)	$41,886

Segment operating margin
Fluids systems	(11.0%)	(14.9%)
Mats and integrated services	19.4%	26.1%

Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Year ended December 31,		2016 vs 2015
(In thousands)	2016	2015	$	%
United States	$149,876	$299,266	$(149,390)	(50%)
Canada	33,050	52,673	(19,623)	(37%)
Total North America	182,926	351,939	(169,013)	(48%)
Latin America	40,736	46,668	(5,932)	(13%)
Total Western Hemisphere	223,662	398,607	(174,945)	(44%)

EMEA	167,130	164,426	2,704	2%
Asia Pacific	4,669	18,103	(13,434)	(74%)
Total Eastern Hemisphere	171,799	182,529	(10,730)	(6%)

Total Fluids Systems	$395,461	$581,136	$(185,675)	(32%)
North American revenues decreased 48% to $182.9 million in 2016, compared to $351.9 million in 2015. This decrease in revenues is primarily attributable to the 45% decline in North American average rig count along with lower pricing and customer spending per well, partially offset by market share gains over this period.
Internationally, revenues decreased 7% to $212.5 million in 2016 compared to $229.2 million in 2015, which included a $10.7 million reduction from currency rate changes compared to 2015. The increase in the EMEA region was primarily driven by a $39.8 million increase for activity in Algeria, Kuwait, and the Republic of the Congo, partially offset by a $16.6 million decrease following the completion of customer drilling activity in the deepwater Black Sea and other reductions in customer drilling activity related to the current commodity price environment, as well as an $8.5 million reduction from the impact of currency exchange. The decrease in revenues in Latin America is primarily attributable to declines in Petrobras drilling activity in Brazil and the impact of currency exchange partially offset by the $12.3 million revenue contribution from the offshore Uruguay project in the first half of 2016. The decline in Asia Pacific is primarily attributable to reduced drilling activity in Australia.
Operating Income
The Fluids Systems segment incurred an operating loss of $43.6 million in 2016 compared to an operating loss of $86.8 million in 2015. The operating losses in 2016 and 2015 included $15.5 million and $75.5 million of charges, respectively, for the impairment of assets as discussed above. The remaining $16.8 million net increase in operating loss in 2016 compared to 2015 includes a $13.3 million increase in North American operating loss and a $3.5 million decrease in international operating income. The increase in North American operating loss is largely attributable to the $169.0 million decline in revenues described above, partially offset by the benefits of cost reduction programs and a $3.1 million reduction in employee termination costs. The $3.5 million decrease in international operating income is primarily attributable to an unfavorable change in customer mix in EMEA along with the revenue declines in Asia Pacific and Latin America and a $1.8 million negative impact of currency exchange.
As noted above, after reaching a low point in May 2016, North American drilling activity steadily improved throughout the remainder of 2016 and into early 2017. As such, we expect average drilling activity levels in 2017 to improve compared to full year 2016, but remain below 2015 levels. While we have executed actions to reduce our workforce and cost structure across each of our regions, our business contains substantial levels of fixed costs, including significant facility and personnel expenses. While we expect North American operating results to improve in 2017 compared to 2016 in connection with the anticipated improvement in North American land activity levels and our ability to penetrate the Gulf of Mexico deepwater market, activity levels remain subject to the level and stability of commodity prices. Outside of North America, improvements in operating results will largely depend on further recovery in commodity prices.

Also, in recent years, the business environment in Brazil has become increasingly challenging, particularly as Petrobras, our primary customer in the region, has focused more efforts on well completions and workover activities and less on drilling activities. More recently, the widely-publicized corruption investigation involving Petrobras and elected officials has led to further delays in decision-making and drilling activities. The unstable political environment, including the impeachment of the President of the country, has contributed to a generally unfavorable business environment. We expect all of these developments to continue to disrupt Petrobras’ operations in the near term. In response to these changes in the business environment, we have taken actions to reduce the cost structure of this operation and are continuing to evaluate further actions. While the Brazilian deepwater drilling market remains an important component of our long-term strategy, the profitability of our business in Latin America remains highly dependent on increasing levels of drilling activity by Petrobras and other E&P customers.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Year ended December 31,		2016 vs 2015
(In thousands)	2016	2015	$	%
Mat rental and services	$58,389	$73,037	$(14,648)	(20%)
Mat sales	17,646	22,692	(5,046)	(22%)
Total	$76,035	$95,729	$(19,694)	(21%)
Mat rental and services revenues decreased $14.6 million compared to 2015. The decrease is primarily due to weakness in North American drilling markets, including the U.S. Northeast region which has historically been the segment’s largest rental market. A 49% decline in the U.S. Northeast region's drilling activity, along with a significant decline in completions activity, has resulted in lower rental fleet utilization and customer pricing from prior year levels. The revenue decline from North American drilling markets was partially offset by a $5.7 million increase in revenues from non-E&P customers in North America and Europe.
Revenues from mat sales declined by $5.0 million compared to 2015 and typically fluctuate based on the timing of mat orders from customers.
As described above, due to the weakness in E&P customer activity, we continue to increase efforts to expand into applications in other markets, including electrical transmission & distribution, pipelines, solar, petrochemical and construction. Revenues from customers in these markets represented approximately 70% of total segment revenues in 2016 compared to approximately half in 2015.
Operating Income
Segment operating income declined by $10.2 million to $14.7 million in 2016, as compared to $24.9 million in 2015, largely attributable to the decline in revenues described above. Due to the relatively fixed nature of operating expenses in our rental business, declines in rental and services revenue have a higher decremental impact on the segment's operating margin. The impact of lower revenue was partially offset by a $6.1 million reduction in depreciation expense and a $1.4 million increase in gains recognized on the sale of used composite mats from our rental fleet. The reduction in depreciation expense was a result of a change in estimated useful lives and residual values of our composite mats included in rental fleet fixed assets as further discussed in Note 1 to the Consolidated Financial Statements.
We completed the expansion of our mat manufacturing facility in 2015, significantly increasing our production capacity. While the expansion project relieved production capacity constraints that previously limited our revenues, the lower commodity price environment resulted in lower drilling activity for our E&P customers and reduced demand for our products and services. While we expect our North American E&P markets to continue to recover in 2017, our manufacturing facility remains well below historical production levels and the business contains substantial levels of fixed costs, including significant facility and personnel expenses. As such, improvements in segment operating margins will depend on the level of customer demand and the competitive pricing environment in 2017 as well as our ability to further expand into applications in other markets.
Corporate office
Corporate office expenses decreased $9.0 million to $28.3 million in 2016, compared to $37.3 million in 2015. The decrease is primarily attributable to a $5.7 million improvement from the settlement of the wage and hour litigation claims as described above and a $2.0 million decrease in legal costs, primarily associated with such claims. The remaining $1.3 million decrease is primarily attributable to reduced spending on strategic projects and the benefits of cost reduction programs.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Consolidated Results of Operations
Summarized results of operations for the year ended December 31, 2015 compared to the year ended December 31, 2014 are as follows:

	Year Ended December 31,		2015 vs 2014
(In thousands)	2015	2014	$	%
Revenues	$676,865	$1,118,416	$(441,551)	(39%)
Cost of revenues	599,013	876,999	(277,986)	(32%)
Selling, general and administrative expenses	101,032	112,648	(11,616)	(10%)
Other operating income, net	(2,426)	(1,827)	(599)	(33%)
Impairments and other charges	78,345	—	78,345	NM
Operating income (loss)	(99,099)	130,596	(229,695)	(176%)

Foreign currency exchange loss	4,016	108	3,908	NM
Interest expense, net	9,111	10,431	(1,320)	(13%)
Income (loss) from continuing operations before income taxes	(112,226)	120,057	(232,283)	(193%)

Provision (benefit) for income taxes	(21,398)	41,048	(62,446)	(152%)
Income (loss) from continuing operations	(90,828)	79,009	(169,837)	(215%)

Income from discontinued operations, net of tax	—	1,152	(1,152)	(100%)
Gain from disposal of discontinued operations, net of tax	—	22,117	(22,117)	(100%)
Net income (loss)	$(90,828)	$102,278	$(193,106)	(189%)
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
Cost of Revenues
Cost of revenues decreased 32% to $599.0 million in 2015, compared to $877.0 million in 2014. The decrease is primarily driven by the decline in revenues and the benefits of cost reduction programs taken in 2015, partially offset by charges in 2015 for approximately $5.7 million associated with employee termination costs and $2.2 million for lower of cost or market adjustments to diesel-based drilling fluid inventories recognized in the fourth quarter of 2015. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
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

Impairments and Other Charges
During the fourth quarter of 2015, a total of $78.3 million of charges were recorded for the impairment of certain assets and the resolution of certain wage and hour litigation claims. These charges include a $70.7 million non-cash impairment of goodwill related to the Fluids Systems segment and a $2.6 million non-cash impairment of assets, following our decision to exit a drilling fluids facility. In addition, we recognized a $5.0 million charge in December 2015 reflecting the estimated resolution of certain wage and hour litigation claims and related costs. See “Note 5 – Goodwill and Other Intangible Assets”, “Note 4 – Property, Plant and Equipment” and “Note 15 – Commitments and Contingencies” in our Consolidated Financial Statements for additional information related to these charges.
Foreign Currency Exchange
Foreign currency exchange was a $4.0 million loss in 2015, compared to a $0.1 million loss in 2014. The currency exchange loss in 2015 primarily reflects the impact of the strengthening U.S. dollar on assets and liabilities (including intercompany balances) held in our international operations, particularly Brazil, that are denominated in currencies other than functional currencies. In September 2015, approximately 70% of the intercompany balances due from our Brazilian subsidiary with foreign currency exposure were forgiven.
Interest expense, net
Interest expense, which primarily reflects the 4% interest associated with the Convertible Notes due 2017, totaled $9.1 million for 2015 compared to $10.4 million in 2014. The decrease in 2015 was primarily attributable to lower average borrowings in our international subsidiaries.
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
Discontinued operations
Income from our discontinued Environmental Services operations that was sold in March 2014 was $1.2 million in 2014.  In addition, 2014 includes a $22.1 million gain from the March 2014 sale of the business as described above.  See “Note 14 - Discontinued Operations” in our Consolidated Financial Statements for additional information.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year ended December 31,		2015 vs 2014
(In thousands)	2015	2014	$	%
Revenues
Fluids systems	$581,136	$965,049	$(383,913)	(40%)
Mats and integrated services	95,729	153,367	(57,638)	(38%)
Total revenues	$676,865	$1,118,416	$(441,551)	(39%)

Operating income (loss)
Fluids systems	$(86,770)	$95,600	$(182,370)
Mats and integrated services	24,949	70,526	(45,577)
Corporate office	(37,278)	(35,530)	(1,748)
Operating income (loss)	$(99,099)	$130,596	$(229,695)

Segment operating margin
Fluids systems	(14.9%)	9.9%
Mats and integrated services	26.1%	46.0%

Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Year ended December 31,		2015 vs 2014
(In thousands)	2015	2014	$	%
United States	$299,266	$607,411	$(308,145)	(51%)
Canada	52,673	79,516	(26,843)	(34%)
Total North America	351,939	686,927	(334,988)	(49%)
Latin America	46,668	84,555	(37,887)	(45%)
Total Western Hemisphere	398,607	771,482	(372,875)	(48%)

EMEA	164,426	166,000	(1,574)	(1%)
Asia Pacific	18,103	27,567	(9,464)	(34%)
Total Eastern Hemisphere	182,529	193,567	(11,038)	(6%)

Total Fluids Systems	$581,136	$965,049	$(383,913)	(40%)
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
Internationally, revenues decreased 18% to $229.2 million in 2015, as compared to $278.1 million in 2014, with activity gains in our EMEA region being more than offset by the unfavorable impact of currency exchange related to the strengthening U.S. dollar, along with reduced drilling activity in Brazil and Asia Pacific. The decline in revenues in the EMEA region included a $34 million reduction from the impact of currency exchange, partially offset by a $31 million increase in revenues from activity in Kuwait, the deepwater Black Sea, Algeria and the Republic of Congo. The decrease in revenues in Latin America is primarily attributable to lower customer drilling activity and $19 million from the negative impact of currency exchange. The decline in Asia Pacific is primarily related to lower revenues for land drilling customers, along with a $4 million negative impact from currency exchange.
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
Corporate office
Corporate office expenses increased $1.8 million to $37.3 million in 2015, compared to $35.5 million in 2014. The increase is primarily attributable to a $5 million charge reflecting the estimated resolution of certain wage and hour litigation claims as described above and $2.4 million of increased costs related to legal matters, including the wage and hour litigation claims, partially offset by $2.0 million in reduced spending related to strategic planning projects and $1.3 million in lower performance-based incentive compensation along with workforce reductions and other cost control efforts.

Liquidity and Capital Resources
Net cash provided by operating activities during 2016 totaled $11.1 million compared to $121.5 million during 2015. In 2016, net loss adjusted for non-cash items provided cash of $23.2 million, while changes in operating assets used $12.1 million, including $9.0 million from the increase to U.S. income tax receivables related to the carryback of U.S. federal tax losses incurred in 2016. The operating cash flow generated in 2015 was primarily attributable to the decrease in working capital resulting from the decline in revenues related to the slow-down in North American drilling activity.
Net cash used in investing activities during 2016 was $28.3 million including capital expenditures of $38.4 million as well as $4.4 million to fund the acquisition of Pragmatic Drilling Fluids Additives, Ltd. These outflows were partially offset by a $10.1 million reduction in restricted cash and $4.5 million of proceeds from the sale of assets. Capital expenditures in 2016 included $32.3 million in the Fluids Systems segment, including a total of $27.8 million related to the facility upgrade and expansion of our Fourchon, Louisiana facility, our new fluids blending facility and distribution center in Conroe, Texas, and equipment to support the contract with Total S.A. in Uruguay. Capital expenditures in the Mats & Integrated Services segment totaled $4.6 million in 2016, mainly associated with additions to the mat rental fleet.
Net cash used in financing activities during 2016 was $0.7 million. Cash used in financing activities includes $87.3 million used for the repurchase of $89.3 million aggregate principal amount of our Convertible Notes due 2017 and net repayments on foreign lines of credit of $7.8 million. These cash outflows were largely offset by the net proceeds from the December 2016 issuance of the Convertible Notes due 2021.
We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. In addition, we expect total 2017 capital expenditures to range between $15 million to $20 million, including remaining expenditures for the completion of the facility upgrade and expansion of our Fourchon, Louisiana facility serving the Gulf of Mexico deepwater market.
As of December 31, 2016, we had cash on-hand of $87.9 million, of which $44.0 million resides within our international subsidiaries that we intend to leave permanently reinvested abroad. In the first half of 2017, we expect to receive a cash refund for income taxes of approximately $38.0 million upon filing amended returns to carryback the U.S. federal tax losses incurred in 2016. In addition, availability under our ABL Facility, subject to covenant compliance and certain restrictions as discussed further below, also provides additional liquidity. Availability under the ABL Facility was $76.3 million as of January 1, 2017 and will fluctuate directionally based on the level of eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet.
We expect our available cash on-hand, cash generated by operations, including U.S. income tax refunds, and estimated availability under our ABL Facility to be adequate to fund current operations during the next 12 months and the June 2017 provision related to the maturity of our Convertible Notes due 2017 as discussed further below.

Our capitalization was as follows:

(In thousands)	December 31, 2016	December 31, 2015
Convertible Notes due 2017	$83,256	$172,497
Convertible Notes due 2021	100,000	—
Revolving credit facility	—	—
ABL Facility	—	—
Other debt	380	7,392
Unamortized discount and debt issuance costs	(27,368)	(1,296)
Total debt	156,268	178,593

Stockholder's equity	500,543	520,259
Total capitalization	$656,811	$698,852

Total debt to capitalization	23.8%	25.6%
Convertible Notes due 2017. In September 2010, we issued $172.5 million of unsecured convertible senior notes that mature on October 1, 2017, of which, $83.3 million aggregate principal amount was outstanding at December 31, 2016. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on April 1 and October 1 of each year. Holders may convert the notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the notes will be settled in shares of our common stock. We may not redeem the notes prior to their maturity date. In 2016, we repurchased $89.3 million aggregate principal amount of our Convertible Notes due 2017 for $87.3 million and recognized a net gain of $1.6 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs. We intend to use available cash on-hand, cash generated by operations, including U.S. income tax refunds, and estimated availability under our ABL Facility to repay the remaining Convertible Notes due 2017.
Convertible Notes due 2021. In December 2016, we issued $100.0 million of unsecured convertible senior notes that mature on December 1, 2021, unless earlier converted by the holders pursuant to the terms of the notes. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year.
Holders may convert the notes at their option at any time prior to the close of business on the business day immediately preceding June 1, 2021, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on March 31, 2017 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (regardless of whether consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the notes in effect on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day was less than 98% of the last reported sale price of our common stock on such date multiplied by the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events, as described in the indenture governing the notes, such as a consolidation, merger, or share exchange.
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of February 24, 2017, the notes were not convertible.
The notes are convertible into, at our election, cash, shares of common stock, or a combination of both, subject to satisfaction of specified conditions and during specified periods, as described above. If converted, we currently intend to pay cash for the principal amount of the notes converted. The conversion rate is initially 107.1381 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $9.33 per share of common stock), subject to adjustment in certain circumstances. We may not redeem the notes prior to their maturity date.

In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. We estimated the fair value of the debt component of the notes to be $75.2 million at the issuance date, assuming a 10.5% non-convertible borrowing rate. The carrying amount of the equity component was determined to be approximately $24.8 million by deducting the fair value of the debt component from the principal amount of the notes, and was recorded as an increase to additional paid-in capital, net of the related deferred tax liability of $8.7 million. The excess of the principal amount of the debt component over its carrying amount (the “debt discount”) is being amortized as interest expense over the term of the notes using the effective interest method. See “Note 6 – Financing Arrangements” for further discussion of the accounting treatment for the Convertible Notes due 2021.
Revolving Credit Facility. In March 2015, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provided for a $200.0 million revolving loan facility available for borrowings and letters of credit through March 2020. In December 2015, the Credit Agreement was amended, decreasing the revolving credit facility to $150.0 million and subsequently, we terminated the Credit Agreement in May 2016, replacing it with an asset-based revolving loan facility as discussed further below. As of the date of termination, we had no outstanding borrowings under the Credit Agreement. In the second quarter of 2016, we recognized a non-cash charge of $1.1 million in interest expense for the write-off of debt issuance costs in connection with the termination.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced the terminated Credit Agreement. In February 2017, we amended the ABL Facility primarily to incorporate the Convertible Notes due 2021 that were issued in December 2016 as well as other administrative matters. The ABL Facility provides financing of up to $90.0 million available for borrowings (inclusive of letters of credit), and subject to certain conditions, can be increased to a maximum capacity of $150.0 million. The ABL Facility terminates on March 6, 2020; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the credit facility to June 30, 2017 if, prior to such date, the Convertible Notes due 2017 have not either been repurchased, redeemed, converted or we have not provided sufficient funds to repay the Convertible Notes due 2017 in full on their maturity date. For this purpose, funds may be provided in cash to an escrow agent or a combination of cash to an escrow agent and the assignment of a portion of availability under the ABL Facility. The ABL Facility requires compliance with a minimum fixed charge coverage ratio and minimum unused availability of $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the 2017 Convertible Notes.
Borrowing availability under the ABL Facility is calculated based on eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation shall also include the amount of eligible pledged cash. The lender may establish such reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment. As of December 31, 2016, we had no borrowings outstanding under the ABL Facility with a total borrowing base availability of $60.5 million. Including the addition of eligible composite mats included in the rental fleet beginning in 2017, total borrowing base availability as of January 1, 2017 was $76.3 million.
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 225 to 350 basis points for LIBOR borrowings, and 125 to 250 basis points with respect to base rate borrowings, based on our consolidated EBITDA, ratio of debt to consolidated EBITDA, and consolidated fixed charge coverage ratio, each as defined in the ABL Facility. As of December 31, 2016, the applicable margin for borrowings under our ABL Facility is 350 basis points with respect to LIBOR borrowings and 250 basis points with respect to base rate borrowings. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 37.5 to 62.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of December 31, 2016 was 62.5 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility also requires compliance with a fixed charge coverage ratio if availability under the ABL Facility falls below $25.0 million. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events and certain change of control events.

Other Debt. Our foreign subsidiaries in Italy and India maintain local credit arrangements consisting of lines of credit which are renewed on an annual basis. In December 2016, we terminated our revolving line of credit in Brazil and repaid the outstanding balance. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. Total outstanding balances under these arrangements and other domestic financing arrangements were $0.4 million and $7.4 million at December 31, 2016 and 2015, respectively.
At December 31, 2016, we had letters of credit issued and outstanding which totaled $5.9 million that are collateralized by $6.5 million in restricted cash. Additionally, our foreign operations had $11.3 million outstanding in letters of credit and other guarantees, primarily issued under the line of credit in Italy as well as certain letters of credit that are collateralized by $0.9 million in restricted cash. At December 31, 2016 and December 31, 2015, total restricted cash of $7.4 million and $17.5 million, respectively, was included in other current assets in the accompanying balance sheet.

Off-Balance Sheet Arrangements
In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $3.0 million and $3.3 million at December 31, 2016 and 2015, respectively. We also had $0.4 million in guarantee obligations in connection with facility closure bonds and other performance bonds issued by insurance companies outstanding as of December 31, 2016 and 2015.
Other than normal operating leases for office and warehouse space, rolling stock and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.
Contractual Obligations
A summary of our outstanding contractual and other obligations and commitments at December 31, 2016 is as follows:

(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Convertible Notes due 2017	$83,256	$—	$—	$—	$—	$—	$83,256
Other current debt	380	—	—	—	—	—	380
Convertible Notes due 2021	—	—	—	—	100,000	—	100,000
Interest on Convertible Notes due 2017 and Convertible Notes due 2021	7,286	4,000	4,000	4,000	4,000	—	23,286
Operating leases	9,310	6,128	4,724	3,805	3,342	9,780	37,089
Trade accounts payable and accrued liabilities (1)	95,128	—	—	—	—	—	95,128
Purchase commitments, not accrued	3,000	—	—	—	—	—	3,000
Other long-term liabilities (2)	—	—	—	—	—	6,196	6,196
Performance bond obligations	384	—	—	—	—	—	384
Letter of credit commitments	6,407	8,068	1,290	—	82	1,383	17,230
Total contractual obligations	$205,151	$18,196	$10,014	$7,805	$107,424	$17,359	$365,949

(1)	Excludes accrued interest on the Convertible Notes due 2017 and the Convertible Notes due 2021.

(2)
Table does not allocate by year expected tax payments and uncertain tax positions due to the inability to make reasonably reliable estimates of the timing of future cash settlements with the respective taxing authorities. For additional discussion on uncertain tax positions, see “Note 8 - Income Taxes” in our Consolidated Financial Statements.

We anticipate that the obligations and commitments listed above that are due in less than one year will be paid from available cash on-hand, cash generated by operations, including U.S. income tax refunds, and estimated availability under our ABL Facility, subject to covenant compliance and certain restrictions as discussed further above. The specific timing of settlement for certain long-term obligations cannot be reasonably estimated.

Critical Accounting Policies
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted within the United States (“U.S. GAAP”), which requires us to make assumptions, estimates and judgments that affect the amounts and disclosures reported. Significant estimates used in preparing our consolidated financial statements include the following: allowances for product returns, allowances for doubtful accounts, reserves for self-insured retentions under insurance programs, estimated performance and values associated with employee incentive programs, fair values used for goodwill impairment testing, undiscounted future cash flows used for impairment testing of long-lived assets and valuation allowances for deferred tax assets. See “Note 1- Summary of Significant Accounting Policies” in our Consolidated Financial Statements for a discussion of the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.
We believe the critical accounting policies described below affect our more significant judgments and estimates used in preparing our consolidated financial statements.
Allowance for Doubtful Accounts
Reserves for uncollectible accounts receivable are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable. The majority of our revenues are from mid-sized and international oil companies as well as government-owned or government-controlled oil companies, and we have receivables in several foreign jurisdictions. Changes in the financial condition of our customers or political changes in foreign jurisdictions could cause our customers to be unable to repay these receivables, resulting in additional allowances. For 2016, 2015, and 2014, provisions for uncollectible accounts receivable related to continuing operations were $2.4 million, $1.9 million and $1.2 million, respectively.
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
In completing our November 1, 2016 evaluation, we determined that each reporting unit’s fair value was in excess of the net carrying value and therefore, no impairment was required.
In 2015, we completed the annual evaluation of the carrying values of our goodwill and other indefinite-lived intangible assets as of November 1, 2015. As a result of the further decline in commodity prices and drilling activities in the fourth quarter of 2015, including the projection of lower commodity prices and drilling activities, as well as the further decline in the quoted market prices of our common stock, we determined that the carrying value of our drilling fluids reporting unit exceeded its estimated fair value such that goodwill was potentially impaired. As a result, we completed step two of the evaluation to measure the amount of goodwill impairment determining a full impairment of goodwill related to the drilling fluids reporting unit was required. As such, in the fourth quarter of 2015, we recorded a $70.7 million non-cash impairment charge to write-off the goodwill related to the drilling fluids reporting unit, which is included in impairments and other charges. In completing this annual evaluation as of November 1, 2015, we also determined that the mats and integrated services reporting unit did not have a fair value below its net carrying value and therefore, no impairment was required.
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

We review property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In 2016, we recognized $6.9 million of non-cash impairments in the Asia Pacific region resulting from the continuing unfavorable industry market conditions and the deteriorating outlook for the region and a $0.5 million charge in the Latin America region to write-down property, plant and equipment associated with the wind-down of our operations in Uruguay. In 2015, we recognized a $2.6 million non-cash impairment charge for assets, following our decision to exit a drilling fluids facility.
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
Insurance
We maintain reserves for estimated future payments associated with our self-insured employee healthcare programs, as well as the self-insured retention exposures under our general liability, auto liability and workers compensation insurance policies. Our reserves are determined based on historical experience under these programs, including estimated development of known claims and estimated incurred-but-not-reported claims. Required reserves could change significantly based upon changes in insurance coverage, loss experience or inflationary impacts. As of December 31, 2016 and 2015, total insurance reserves were $2.7 million and $3.4 million, respectively.
Income Taxes
We had total deferred tax assets of $51.2 million and $40.3 million at December 31, 2016 and 2015, respectively. A valuation allowance must be established to offset a deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. At December 31, 2016, a total valuation allowance of $21.8 million was recorded, which includes a valuation allowance on $17.4 million of net operating loss carryforwards for certain U.S. state and foreign jurisdictions, including Brazil and Australia. Changes in the expected future generation of qualifying taxable income within these jurisdictions or in the realizability of other tax assets may result in an adjustment to the valuation allowance, which would be charged or credited to income in the period this determination was made. In 2016, we recognized an increase in the valuation allowance for deferred tax assets, primarily related to our Australian subsidiary and certain U.S. state net operating losses, which are not expected to be realized. In addition, we decreased the valuation allowance in 2016 related to Brazil as we were able to utilize certain net operating loss carryforwards related to income in 2016 from the forgiveness of certain inter-company balances due from our Brazilian subsidiary.
We file income tax returns in the United States and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2012 and for substantially all foreign jurisdictions for years prior to 2008. We are currently under examination by the United States federal tax authorities for tax years 2014 and 2015 and by the State of Texas for tax years 2012 through 2015. In addition, we are under examination by various tax authorities in other countries. We fully cooperate with all audits, but defend existing positions vigorously. These audits are in various stages of completion and certain foreign jurisdictions have challenged the amount of taxes due for certain tax periods. We evaluate the potential exposure associated with various filing positions and record a liability for tax contingencies as circumstances warrant. Although we believe all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and tax contingency accruals.
New accounting pronouncements
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for us in the first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. While we have not fully completed our evaluation of the impacts of these amendments, we do not currently anticipate that the adoption will have a material impact on our consolidated financial statements. We currently anticipate adopting the new guidance retrospectively with the cumulative effect recognized as of the date of initial application in the first quarter of 2018.

In July 2015, the FASB issued updated guidance that simplifies the subsequent measurement of inventory. It replaces the current lower of cost or market test with the lower of cost or net realizable value test. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We will adopt the new guidance prospectively in the first quarter of 2017 and do not expect the adoption to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued updated guidance regarding accounting for leases. The new accounting standard provides principles for the recognition, measurement, presentation and disclosure of leases and requires lessees to recognize both assets and liabilities arising from financing and operating leases. The classification as either a financing or operating lease will determine whether lease expense is recognized based on an effective interest method basis or on a straight-line basis over the term of the lease, respectively. The new guidance is effective for us in the first quarter of 2019 with early adoption permitted. Based on our current lease portfolio, we anticipate the new guidance will require us to reflect additional assets and liabilities in our consolidated balance sheet, however, we have not yet completed an estimation of such amount and we are still evaluating the overall impact of the new guidance on our consolidated financial statements.
In March 2016, the FASB issued updated guidance that simplifies several aspects of the accounting for share-based payment transactions, including the requirement to recognize excess tax benefits and tax deficiencies through earnings as a component of income tax expense. Under current U.S. GAAP, these differences are generally recorded in additional paid in capital and thus have no impact on net income. The change in treatment of excess tax benefits and tax deficiencies also impacts the computation of diluted earnings per share and the associated cash flows will now be classified as operating activities in the consolidated statements of cash flows. In addition, entities will be permitted to make an accounting policy election related to forfeitures which impacts the timing of recognition for share-based payment awards. Forfeitures can be estimated, as required under current U.S. GAAP, or recognized when they occur. We will adopt the new guidance in the first quarter of 2017 with the most significant impact related to income tax consequences. Upon adoption, any excess tax benefits and tax deficiencies on share-based payment transactions will be recognized as a component of income tax expense as discrete items in the reporting period in which they occur. In addition, we will elect to continue estimating forfeitures in determining share-based compensation expense.
In August 2016, the FASB issued updated guidance that clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update provides guidance on eight specific cash flow issues. This guidance is effective for us in the first quarter of 2018 and should be applied using the retrospective transition method to each period presented. Early adoption is permitted but all changes must be adopted in the same period. We do not expect the adoption of this new guidance to have a material impact on the presentation of our consolidated statements of cash flows.
In October 2016, the FASB amended the guidance related to the recognition of current and deferred income taxes for intra-entity asset transfers. Under current U.S. GAAP, recognition of income taxes on intra-entity asset transfers is prohibited until the asset has been sold to an outside party. This update requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update does not change U.S. GAAP for the pre-tax effects of an intra-entity asset transfer or for an intra-entity transfer of inventory. This guidance is effective for us in the first quarter of 2018 and should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
In November 2016, the FASB issued updated guidance that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for us in the first quarter of 2018 with early adoption permitted and should be applied using a retrospective transition method to each period presented. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
In January 2017, the FASB amended the guidance related to the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under the new guidance, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This guidance is effective for us for goodwill impairment tests beginning after December 15, 2019. This guidance should be applied prospectively and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
At December 31, 2016, we had total debt outstanding of $183.6 million, including $83.3 million of borrowings under our Convertible Notes due 2017 and $100.0 million of borrowings under our Convertible Notes due 2021, both of which bear interest at a fixed rate of 4%. We did not have any variable rate debt outstanding at December 31, 2016. Borrowings under our ABL Facility are subject to a variable interest rate as determined by the credit agreement. At December 31, 2016, no borrowings were outstanding under the ABL Facility.
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
Unremitted foreign earnings permanently reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $161.7 million and $142.8 million at December 31, 2016 and 2015, respectively. It is not practicable to determine the amount of federal income taxes, if any, that might become due if such earnings are repatriated. We have the ability and intent to leave these foreign earnings permanently reinvested abroad.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Newpark Resources, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Newpark Resources, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 2017

Newpark Resources, Inc.
Consolidated Balance Sheets
December 31,

(In thousands, except share data)	2016	2015
ASSETS
Cash and cash equivalents	$87,878	$107,138
Receivables, net	214,307	206,364
Inventories	143,612	163,657
Prepaid expenses and other current assets	17,143	29,219
Total current assets	462,940	506,378

Property, plant and equipment, net	303,654	307,632
Goodwill	19,995	19,009
Other intangible assets, net	6,067	11,051
Deferred tax assets	1,747	1,821
Other assets	3,780	3,002
Total assets	$798,183	$848,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$83,368	$7,382
Accounts payable	65,281	72,211
Accrued liabilities	31,152	45,835
Total current liabilities	179,801	125,428

Long-term debt, less current portion	72,900	171,211
Deferred tax liabilities	38,743	26,368
Other noncurrent liabilities	6,196	5,627
Total liabilities	297,640	328,634

Commitments and contingencies (Note 15)

Common stock, $0.01 par value, 200,000,000 shares authorized and 99,843,094 and 99,377,391 shares issued, respectively	998	994
Paid-in capital	558,966	533,746
Accumulated other comprehensive loss	(63,208)	(58,276)
Retained earnings	129,873	171,788
Treasury stock, at cost; 15,162,050 and 15,302,345 shares, respectively	(126,086)	(127,993)
Total stockholders’ equity	500,543	520,259
Total liabilities and stockholders' equity	$798,183	$848,893

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Operations
Years Ended December 31,

(In thousands, except per share data)	2016	2015	2014
Revenues	$471,496	$676,865	$1,118,416
Cost of revenues	437,836	599,013	876,999
Selling, general and administrative expenses	88,473	101,032	112,648
Other operating income, net	(4,345)	(2,426)	(1,827)
Impairments and other charges	6,745	78,345	—
Operating income (loss)	(57,213)	(99,099)	130,596

Foreign currency exchange (gain) loss	(710)	4,016	108
Interest expense, net	9,866	9,111	10,431
Gain on extinguishment of debt	(1,615)	—	—
Income (loss) from continuing operations before income taxes	(64,754)	(112,226)	120,057

Provision (benefit) for income taxes	(24,042)	(21,398)	41,048
Income (loss) from continuing operations	(40,712)	(90,828)	79,009

Income from discontinued operations, net of tax	—	—	1,152
Gain from disposal of discontinued operations, net of tax	—	—	22,117
Net income (loss)	$(40,712)	$(90,828)	$102,278

Income (loss) per common share - basic:
Income (loss) from continuing operations	$(0.49)	$(1.10)	$0.95
Income from discontinued operations	—	—	0.28
Net income (loss)	$(0.49)	$(1.10)	$1.23

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$(0.49)	$(1.10)	$0.84
Income from discontinued operations	—	—	0.23
Net income (loss)	$(0.49)	$(1.10)	$1.07

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In thousands)	2016	2015	2014

Net income (loss)	$(40,712)	$(90,828)	$102,278

Foreign currency translation adjustments	(4,932)	(26,284)	(22,508)

Comprehensive income (loss)	$(45,644)	$(117,112)	$79,770

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2014	$980	$504,675	$(9,484)	$160,338	$(75,455)	$581,054
Net income	—	—	—	102,278	—	102,278
Employee stock options, restricted stock and employee stock purchase plan	12	2,970	—	—	(1,335)	1,647
Stock-based compensation expense	—	12,411	—	—	—	12,411
Income tax effect, net, of employee stock related activity	—	1,172	—	—	—	1,172
Treasury shares purchased at cost	—	—	—	—	(50,596)	(50,596)
Foreign currency translation	—	—	(22,508)	—	—	(22,508)
Balance at December 31, 2014	992	521,228	(31,992)	262,616	(127,386)	625,458
Net loss	—	—	—	(90,828)	—	(90,828)
Employee stock options, restricted stock and employee stock purchase plan	2	(402)	—	—	(607)	(1,007)
Stock-based compensation expense	—	14,202	—	—	—	14,202
Income tax effect, net, of employee stock related activity	—	(412)	—	—	—	(412)
Foreign currency translation	—	—	(26,284)	—	—	(26,284)
Other	—	(870)	—	—	—	(870)
Balance at December 31, 2015	994	533,746	(58,276)	171,788	(127,993)	520,259
Net loss	—	—	—	(40,712)	—	(40,712)
Employee stock options, restricted stock and employee stock purchase plan	4	(478)	—	(1,203)	1,907	230
Stock-based compensation expense	—	12,056	—	—	—	12,056
Income tax effect, net, of employee stock related activity	—	(1,558)	—	—	—	(1,558)
Issuance of Convertible Notes due 2021	—	15,200	—	—	—	15,200
Foreign currency translation	—	—	(4,932)	—	—	(4,932)
Balance at December 31, 2016	$998	$558,966	$(63,208)	$129,873	$(126,086)	$500,543

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,

(In thousands)	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(40,712)	$(90,828)	$102,278
Adjustments to reconcile net income to net cash provided by operations:
Impairments and other non-cash charges	12,523	75,508	—
Depreciation and amortization	37,955	43,917	42,030
Stock-based compensation expense	12,056	14,202	12,304
Provision for deferred income taxes	3,352	(503)	(2,328)
Net provision for doubtful accounts	2,416	1,886	1,252
Gain on sale of a business	—	—	(33,974)
Gain on sale of assets	(2,820)	(1,364)	(1,369)
Gain on extinguishment of debt	(1,615)	—	—
Excess tax benefit from stock-based compensation	—	(204)	(1,278)
Change in assets and liabilities:
(Increase) decrease in receivables	(1,699)	122,399	(53,494)
(Increase) decrease in inventories	16,044	21,309	(14,136)
(Increase) decrease in other assets	2,639	1,191	(546)
Increase (decrease) in accounts payable	(5,213)	(31,974)	23,606
Increase (decrease) in accrued liabilities and other	(23,831)	(34,022)	14,828
Net cash provided by operating activities	11,095	121,517	89,173

Cash flows from investing activities:
Capital expenditures	(38,440)	(69,404)	(106,973)
Decrease (increase) in restricted cash	10,060	(17,485)	—
Proceeds from sale of property, plant and equipment	4,540	2,523	3,205
Proceeds from sale of a business	—	—	89,766
Business acquisitions, net of cash acquired	(4,420)	—	—
Net cash used in investing activities	(28,260)	(84,366)	(14,002)

Cash flows from financing activities:
Borrowings on lines of credit	6,437	11,036	62,164
Payments on lines of credit	(14,269)	(12,544)	(62,445)
Proceeds from Convertible Notes due 2021	100,000	—	—
Purchases of Convertible Notes due 2017	(87,271)	—	—
Debt issuance costs	(5,403)	(2,023)	—
Other financing activities	357	(1,673)	(467)
Proceeds from employee stock plans	725	553	3,442
Purchases of treasury stock	(1,226)	(2,283)	(53,130)
Excess tax benefit from stock-based compensation	—	204	1,278
Net cash used in financing activities	(650)	(6,730)	(49,158)

Effect of exchange rate changes on cash	(1,445)	(8,335)	(6,801)

Net increase (decease) in cash and cash equivalents	(19,260)	22,086	19,212
Cash and cash equivalents at beginning of year	107,138	85,052	65,840
Cash and cash equivalents at end of year	$87,878	$107,138	$85,052

Cash paid (received) for:
Income taxes (net of refunds)	$(20,709)	$10,866	$56,568
Interest	$8,802	$8,464	$9,865
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
We are a geographically diversified supplier providing products and services primarily to the oil and gas exploration and production (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services. Our Fluids Systems segment provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific. Our Mats and Integrated Services segment provides composite mat rentals, as well as location construction and related site services to customers. In addition, mat rental and services activity is expanding in other markets, including electrical transmission & distribution, pipeline, solar, petrochemical and construction industries across the U.S., Canada and United Kingdom. We also sell composite mats to customers outside of the U.S., and to domestic customers outside of the oil and gas exploration market.
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
Our operating results depend, to a large extent, on oil and gas drilling activity levels in the markets we serve, and particularly for the Fluids Systems segment, the nature of the drilling operations (including the depth and whether the wells are drilled vertically or horizontally) which governs the revenue potential of each well. Drilling activity, in turn, depends on oil and gas commodity pricing, inventory levels, product demand and regulatory restrictions. Oil and gas prices and activity are cyclical and volatile. This market volatility has a significant impact on our operating results.
Cash Equivalents.  All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash equivalents.
Restricted Cash.  Cash that is restricted as to withdrawal or usage is recognized as restricted cash and is included in other current assets in the accompanying balance sheet.
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
Property, Plant and Equipment.  Property, plant and equipment are recorded at cost. Additions and improvements that extend the useful life of an asset are capitalized. We capitalize interest costs on significant capital projects. Maintenance and repairs are expensed as incurred. Sales and disposals of property, plant and equipment are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in earnings.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation is provided on property, plant and equipment, including assets held under capital leases, primarily utilizing the straight-line method over the following estimated useful service lives or lease term:

Computer hardware and office equipment	3-5 years
Computer software	3-10 years
Autos & light trucks	5-7 years
Furniture, fixtures & trailers	7-10 years
Composite mats (rental fleet)	10-12 years
Machinery and heavy equipment	5-15 years
Owned buildings	20-39 years
Leasehold improvements	Lease term, including reasonably assured renewal periods
In 2016, we revised our estimates of the useful lives and residual values of certain of our composite mats included in rental fleet fixed assets within the Mats and Integrated Services segment. We now estimate that certain composite mats which were originally estimated to have a useful life of 7 years with zero residual value will have estimated useful lives ranging from 10 to 12 years with an estimated residual value of 20%. These changes in estimates were recognized prospectively beginning January 1, 2016 resulting in a reduction in depreciation expense for the Mats and Integrated Services segment of approximately $6.1 million, or $0.05 per share, for the year ended December 31, 2016. We expect these changes to have a similar effect on annual results going forward.
Goodwill and Other Intangible Assets.  Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net identifiable assets acquired in business combinations. Goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the asset are realized. Any period costs of maintaining intangible assets are expensed as incurred.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

contracts are recognized as the specified services are completed. Revenues from any subsequent extensions to the rental agreements are recognized over the extension period.
Shipping and handling costs are reflected in cost of revenues, and all reimbursements by customers of shipping and handling costs are included in revenues.
 Income Taxes.  We provide for deferred taxes using an asset and liability approach by measuring deferred tax assets and liabilities due to temporary differences existing at year end using currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances. We present deferred tax assets and liabilities as noncurrent in the balance sheet based on an analysis of each taxpaying component within a jurisdiction. We evaluate uncertain tax positions and record a liability as circumstances warrant.
Share-Based Compensation.  Share-based compensation cost is measured at the grant date based on the fair value of the award, net of an estimated forfeiture rate. We recognize these costs in the income statement using the straight-line method over the vesting term. Fair value at the grant date is determined using the Black-Scholes option-pricing model for stock options and using the Monte Carlo valuation model for performance-based restricted stock units.
Foreign Currency Translation.  The functional currency for substantially all international subsidiaries is their respective local currency. Financial statements for these international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rates in effect during the respective period for revenues and expenses. Exchange rate adjustments resulting from translation of foreign currency financial statements are reflected in accumulated other comprehensive loss in stockholders’ equity whereas exchange rate adjustments resulting from foreign currency denominated transactions are recorded in income. At December 31, 2016 and 2015, accumulated other comprehensive loss related to foreign subsidiaries reflected in stockholders’ equity amounted to $63.2 million and $58.3 million, respectively.
Fair Value Measurement. Fair value is measured as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at a measurement date. We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1: The use of quoted prices in active markets for identical financial instruments.

•
Level 2: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

•	Level 3: The use of significantly unobservable inputs that typically require the use of management's estimates of assumptions that market participants would use in pricing.
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
Standards not yet adopted
In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for us in the first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. While we have not fully completed our evaluation of the impacts of these amendments, we do not currently anticipate that the adoption will have a material impact on

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

our consolidated financial statements. We currently anticipate adopting the new guidance retrospectively with the cumulative effect recognized as of the date of initial application in the first quarter of 2018.
In July 2015, the FASB issued updated guidance that simplifies the subsequent measurement of inventory. It replaces the current lower of cost or market test with the lower of cost or net realizable value test. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We will adopt the new guidance prospectively in the first quarter of 2017 and do not expect the adoption to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued updated guidance regarding accounting for leases. The new accounting standard provides principles for the recognition, measurement, presentation and disclosure of leases and requires lessees to recognize both assets and liabilities arising from financing and operating leases. The classification as either a financing or operating lease will determine whether lease expense is recognized based on an effective interest method basis or on a straight-line basis over the term of the lease, respectively. The new guidance is effective for us in the first quarter of 2019 with early adoption permitted. Based on our current lease portfolio, we anticipate the new guidance will require us to reflect additional assets and liabilities in our consolidated balance sheet, however, we have not yet completed an estimation of such amount and we are still evaluating the overall impact of the new guidance on our consolidated financial statements.
In March 2016, the FASB issued updated guidance that simplifies several aspects of the accounting for share-based payment transactions, including the requirement to recognize excess tax benefits and tax deficiencies through earnings as a component of income tax expense. Under current U.S. GAAP, these differences are generally recorded in additional paid in capital and thus have no impact on net income. The change in treatment of excess tax benefits and tax deficiencies also impacts the computation of diluted earnings per share and the associated cash flows will now be classified as operating activities in the consolidated statements of cash flows. In addition, entities will be permitted to make an accounting policy election related to forfeitures which impacts the timing of recognition for share-based payment awards. Forfeitures can be estimated, as required under current U.S. GAAP, or recognized when they occur. We will adopt the new guidance in the first quarter of 2017 with the most significant impact related to income tax consequences. Upon adoption, any excess tax benefits and tax deficiencies on share-based payment transactions will be recognized as a component of income tax expense as discrete items in the reporting period in which they occur. In addition, we will elect to continue estimating forfeitures in determining share-based compensation expense.
In August 2016, the FASB issued updated guidance that clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update provides guidance on eight specific cash flow issues. This guidance is effective for us in the first quarter of 2018 and should be applied using the retrospective transition method to each period presented. Early adoption is permitted but all changes must be adopted in the same period. We do not expect the adoption of this new guidance to have a material impact on the presentation of our consolidated statements of cash flows.
In October 2016, the FASB amended the guidance related to the recognition of current and deferred income taxes for intra-entity asset transfers. Under current U.S. GAAP, recognition of income taxes on intra-entity asset transfers is prohibited until the asset has been sold to an outside party. This update requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update does not change U.S. GAAP for the pre-tax effects of an intra-entity asset transfer or for an intra-entity transfer of inventory. This guidance is effective for us in the first quarter of 2018 and should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
In November 2016, the FASB issued updated guidance that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for us in the first quarter of 2018 with early adoption permitted and should be applied using a retrospective transition method to each period presented. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
In January 2017, the FASB amended the guidance related to the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under the new guidance, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This guidance is effective for us for goodwill impairment tests beginning after December 15, 2019. This guidance should be applied prospectively and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 – Business Combinations
In August 2016, we completed the acquisition of Pragmatic Drilling Fluids Additives, Ltd. (“Pragmatic”), a Canadian provider of specialty chemicals for the oil and gas industry, which further expands our fluids technology portfolio and capabilities. The purchase price for this acquisition was $4.4 million, net of cash acquired. The purchase price allocation resulted in amortizable intangible assets of $1.7 million and goodwill of approximately $1.7 million. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.
The results of operations of Pragmatic are reported within the Fluids Systems segment for the period subsequent to the date of the acquisition. Results of operations and pro-forma combined results of operations for the acquired business have not been presented as the effect of this acquisition is not material to our consolidated financial statements.

Note 3 — Inventories
Inventories consisted of the following items at December 31:

(In thousands)	2016	2015
Raw materials:
Drilling fluids	$115,399	$133,934
Mats	1,137	657
Total raw materials	116,536	134,591
Blended drilling fluids components	23,762	25,343
Finished goods - mats	3,314	3,723
Total inventories	$143,612	$163,657
Raw materials consist primarily of barite, chemicals, and other additives that are consumed in the production of our drilling fluid systems. Our blended drilling fluids components consist of base drilling fluid systems that have been either mixed internally at our mixing plants or purchased from third party vendors. These base drilling fluid systems require raw materials to be added, as needed to meet specified customer requirements.
In 2016 and 2015, charges of $4.1 million and $2.2 million, respectively, are included in cost of revenues for the Fluids Systems segment related to the reduction in carrying values of certain inventory, primarily resulting from lower of cost or market adjustments. Charges in 2016 primarily related to the Asia Pacific and North America regions and charges in 2015 related to the North America region.

Note 4 — Property, Plant and Equipment
Our investment in property, plant and equipment consisted of the following at December 31:

(In thousands)	2016	2015
Land	$11,505	$11,613
Buildings and improvements	121,967	122,514
Machinery and equipment	248,229	224,974
Computer hardware and software	30,544	29,688
Furniture and fixtures	5,829	5,788
Construction in progress	19,417	20,950
	437,491	415,527
Less accumulated depreciation	(186,700)	(164,818)
	250,791	250,709

Composite mats (rental fleet)	100,543	100,341
Less accumulated depreciation - composite mats	(47,680)	(43,418)
	52,863	56,923

Property, plant and equipment, net	$303,654	$307,632

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation expense was $34.6 million, $39.3 million and $33.2 million in 2016, 2015 and 2014, respectively. As described in Note 1, we revised our estimated useful lives and end of life residual values for composite mats included in our rental fleet as of January 1, 2016 resulting in a decrease in depreciation expense of approximately $6.1 million for the year ended December 31, 2016. Capital expenditures in 2016 included approximately $32.3 million in the Fluids Systems segment, including a total of $27.8 million related to the facility upgrade and expansion of our Fourchon, Louisiana facility, our new fluids blending facility and distribution center in Conroe, Texas, and equipment to support the contract with Total S.A. in Uruguay. Capital expenditures for the Mats and Integrated Services segment totaled $4.6 million during 2016.
In 2016, we recognized a $3.8 million non-cash charge to write-down property, plant and equipment to its estimated fair value in the Asia Pacific region of our Fluids Systems segment resulting from the continuing unfavorable industry market conditions and the deteriorating outlook for the region and a $0.5 million non-cash charge in our Fluids Systems segment to write-down property, plant and equipment associated with the wind-down of our operations in Uruguay. In 2015, we recognized a $2.6 million charge related to assets at a facility in our Fluids Systems segment following our decision to exit this facility. These charges are included in impairments and other charges in our consolidated statement of operations. We used internally developed assumptions in determining the fair values of property, plant and equipment, which are classified within level 3 of the fair value hierarchy.

Note 5 — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Fluids Systems	Mats and Integrated Services	Total
Balance at December 31, 2014	$72,684	$19,209	$91,893
Impairment	(70,720)	—	(70,720)
Effects of foreign currency	(1,964)	(200)	(2,164)
Balance at December 31, 2015	—	19,009	19,009
Acquisition	1,720	—	1,720
Effects of foreign currency	(54)	(680)	(734)
Balance at December 31, 2016	1,666	18,329	19,995
Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if an indication of impairment exists. We determine any impairment of goodwill by comparing the carrying amounts of our reporting units with fair values, which we estimate using a combination of a market multiple and discounted cash flow approach (classified within level 3 of the fair value hierarchy). We also compare the aggregate fair values of our reporting units with our market capitalization. We completed our annual evaluation of the carrying values of our goodwill and other indefinite-lived intangible assets as of November 1, 2016 and determined that the carrying values of each of our reporting units were less than their respective fair values and therefore, no impairment was required.
In 2015, as a result of the further decline in commodity prices and drilling activities, including the projection of lower commodity prices and drilling activities, as well as the further decline in the quoted market prices of our common stock, we determined that the carrying value of our drilling fluids reporting unit exceeded its estimated fair value. As a result, we completed step two of the evaluation to measure the amount of goodwill impairment determining a full impairment of goodwill related to the drilling fluids reporting unit was required. As such we recorded a $70.7 million non-cash impairment charge to write-off the goodwill related to the drilling fluids reporting unit, which is included in impairments and other charges in our consolidated statement of operations.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other intangible assets consist of the following:

	December 31, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Other intangible assets, net
Technology related	$5,766	$(3,873)	$1,893	$5,077	$(3,600)	$1,477
Customer related	25,158	(21,962)	3,196	28,069	(19,638)	8,431
Employment related	1,848	(1,346)	502	1,625	(975)	650
Total amortizing intangible assets	32,772	(27,181)	5,591	34,771	(24,213)	10,558

Permits and licenses	476	—	476	493	—	493
Total indefinite-lived intangible assets	476	—	476	493	—	493
Total intangible assets	$33,248	$(27,181)	$6,067	$35,264	$(24,213)	$11,051
Total amortization expense in 2016, 2015 and 2014 related to other intangible assets was $3.4 million, $4.6 million and $8.0 million, respectively.
In 2016, we recognized a $3.1 million charge for the impairment of customer related intangible assets in the Asia Pacific region of our Fluids Systems segment resulting from the continuing unfavorable industry market conditions and the deteriorating outlook for the region, which is included in impairments and other charges in our consolidated statement of operations. Also, we completed the acquisition of Pragmatic in 2016 resulting in additions to amortizable intangible assets of $1.7 million. See Note 2 for further discussion. We used internally developed assumptions in determining the fair values of intangible assets impaired and acquired, which are classified within level 3 of the fair value hierarchy.
Estimated future amortization expense for the years ended December 31 is as follows:

(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Technology related	$339	$339	$339	$310	$259	$307	$1,893
Customer related	1,632	584	419	313	184	64	3,196
Employment related	437	65	—	—	—	—	502
Total future amortization expense	$2,408	$988	$758	$623	$443	$371	$5,591
The weighted average amortization period for technology related, customer related and employment related intangible assets is 15 years, 9 years and 5 years, respectively.

Note 6 — Financing arrangements
Financing arrangements consisted of the following at December 31, 2016 and 2015:

(In thousands)	December 31, 2016			December 31, 2015
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Convertible Notes due 2017	$83,256	$(268)	$82,988	$172,497	$(1,296)	$171,201
Convertible Notes due 2021	100,000	(27,100)	72,900	—	—	—
Revolving credit facility	—	—	—	—	—	—
ABL Facility	—	—	—	—	—	—
Other debt	380	—	380	7,392	—	7,392
Total debt	183,636	(27,368)	156,268	179,889	(1,296)	178,593
Less: current portion	(83,636)	268	(83,368)	(7,382)	—	(7,382)
Long-term debt	$100,000	$(27,100)	$72,900	$172,507	$(1,296)	$171,211

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Convertible Notes due 2017. In September 2010, we issued $172.5 million of unsecured convertible senior notes (“Convertible Notes due 2017”) that mature on October 1, 2017, of which, $83.3 million aggregate principal amount was outstanding at December 31, 2016. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on April 1 and October 1 of each year. Holders may convert the notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the notes will be settled in shares of our common stock. We may not redeem the notes prior to their maturity date. In 2016, we repurchased $89.3 million aggregate principal amount of our Convertible Notes due 2017 for $87.3 million and recognized a net gain of $1.6 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs. We intend to use available cash on-hand, cash generated by operations, including U.S. income tax refunds, and estimated availability under our ABL Facility to repay the remaining Convertible Notes due 2017.
Convertible Notes due 2021. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“Convertible Notes due 2021”) that mature on December 1, 2021, unless earlier converted by the holders pursuant to the terms of the notes. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year.
Holders may convert the notes at their option at any time prior to the close of business on the business day immediately preceding June 1, 2021, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on March 31, 2017 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (regardless of whether consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the notes in effect on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day was less than 98% of the last reported sale price of our common stock on such date multiplied by the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events, as described in the indenture governing the notes, such as a consolidation, merger, or share exchange.
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of February 24, 2017, the notes were not convertible.
The notes are convertible into, at our election, cash, shares of common stock, or a combination of both, subject to satisfaction of specified conditions and during specified periods, as described above. If converted, we currently intend to pay cash for the principal amount of the notes converted. The conversion rate is initially 107.1381 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $9.33 per share of common stock), subject to adjustment in certain circumstances. We may not redeem the notes prior to their maturity date.
In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. We estimated the fair value of the debt component of the notes to be $75.2 million at the issuance date, assuming a 10.5% non-convertible borrowing rate. The carrying amount of the equity component was determined to be approximately $24.8 million by deducting the fair value of the debt component from the principal amount of the notes, and was recorded as an increase to additional paid-in capital, net of the related deferred tax liability of $8.7 million. The excess of the principal amount of the debt component over its carrying amount (the “debt discount”) is being amortized as interest expense over the term of the notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
We allocated transaction costs related to the issuance of the notes, including underwriting discounts, of $2.7 million and $0.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component were netted against long-term debt and are being amortized to interest expense over the term of the notes using the effective interest method. Issuance costs attributable to the equity component were netted against the equity component recorded in additional paid-in capital. The carrying amount of the equity component, net of issuance costs and the deferred tax liability related to the conversion feature, was $15.2 million at December 31, 2016. As of December 31, 2016, the carrying amount of the debt component was $72.9 million, which is net of the unamortized debt discount and issuance costs of $24.4 million and $2.7 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the notes is approximately 11.3%.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Based on the closing market price of our common stock on December 31, 2016, the if-converted value of the notes was less than the aggregate principal amount of the notes.
Revolving Credit Facility. In March 2015, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provided for a $200.0 million revolving loan facility available for borrowings and letters of credit through March 2020. In December 2015, the Credit Agreement was amended, decreasing the revolving credit facility to $150.0 million and subsequently, we terminated the Credit Agreement in May 2016, replacing it with an asset-based revolving loan facility as discussed further below. As of the date of termination, we had no outstanding borrowings under the Credit Agreement. In the second quarter of 2016, we recognized a non-cash charge of $1.1 million in interest expense for the write-off of debt issuance costs in connection with the termination.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement (the “ABL Facility”) which replaced the terminated Credit Agreement. In February 2017, we amended the ABL Facility primarily to incorporate the Convertible Notes due 2021 that were issued in December 2016 as well as other administrative matters. The ABL Facility provides financing of up to $90.0 million available for borrowings (inclusive of letters of credit) and subject to certain conditions, can be increased to a maximum capacity of $150.0 million. The ABL Facility terminates on March 6, 2020; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the credit facility to June 30, 2017 if, prior to such date, the Convertible Notes due 2017 have not either been repurchased, redeemed, converted or we have not provided sufficient funds to repay the Convertible Notes due 2017 in full on their maturity date. For this purpose, funds may be provided in cash to an escrow agent or a combination of cash to an escrow agent and the assignment of a portion of availability under the ABL Facility. The ABL Facility requires compliance with a minimum fixed charge coverage ratio and minimum unused availability of $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the 2017 Convertible Notes.
Borrowing availability under the ABL Facility is calculated based on eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation shall also include the amount of eligible pledged cash. The lender may establish such reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment. As of December 31, 2016, we had no borrowings outstanding under the ABL Facility with a total borrowing base availability of $60.5 million. Including the addition of eligible composite mats included in the rental fleet beginning in 2017, total borrowing base availability as of January 1, 2017 was $76.3 million.
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 225 to 350 basis points for LIBOR borrowings, and 125 to 250 basis points with respect to base rate borrowings, based on our consolidated EBITDA, ratio of debt to consolidated EBITDA, and consolidated fixed charge coverage ratio, each as defined in the ABL Facility. As of December 31, 2016, the applicable margin for borrowings under our ABL Facility is 350 basis points with respect to LIBOR borrowings and 250 basis points with respect to base rate borrowings. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 37.5 to 62.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of December 31, 2016 was 62.5 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility also requires compliance with a fixed charge coverage ratio if availability under the ABL Facility falls below $25.0 million. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events and certain change of control events.
Other Debt. Our foreign subsidiaries in Italy and India, maintain local credit arrangements consisting of lines of credit which are renewed on an annual basis. In December 2016, we terminated our revolving line of credit in Brazil and repaid the outstanding balance. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. Total outstanding balances under these arrangements and other domestic financing arrangements were $0.4 million and $7.4 million at December 31, 2016 and 2015, respectively.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2016, we had letters of credit issued and outstanding which totaled $5.9 million that are collateralized by $6.5 million in restricted cash. Additionally, our foreign operations had $11.3 million outstanding in letters of credit and other guarantees, primarily issued under the line of credit in Italy as well as certain letters of credit that are collateralized by $0.9 million in restricted cash. At December 31, 2016 and December 31, 2015, total restricted cash of $7.4 million and $17.5 million, respectively, was included in other current assets in the accompanying balance sheet.
We incurred net interest expense of $9.9 million, $9.1 million and $10.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Capitalized interest was $0.9 million, $1.1 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014 respectively. Scheduled repayment of long-term debt as of December 31, 2016 is $100.0 million in 2021.

Note 7 — Fair Value of Financial Instruments and Concentrations of Credit Risk
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Convertible Notes due 2017 and our Convertible Notes due 2021, approximated their fair values at December 31, 2016 and December 31, 2015. The estimated fair value of our Convertible Notes due 2017 was $84.4 million at December 31, 2016 and $154.4 million at December 31, 2015, and the estimated fair value of our Convertible Notes due 2021 was $110.5 million at December 31, 2016, based on quoted market prices at these respective dates.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, trade accounts and notes receivable.  At December 31, 2016, substantially all of our cash deposits are held in accounts at numerous financial institutions across the various regions that we operate in. A majority of the cash is held in accounts that maintain deposit ratings of P-1 by Moody’s, A-1 by Standard and Poor’s, and F1 by Fitch. As part of our investment strategy, we perform periodic evaluations of the relative credit standing of these financial institutions.
Accounts Receivable
Accounts receivable at December 31, 2016 and 2015 include the following:

(In thousands)	2016	2015
Gross trade receivables	$162,569	$159,119
Allowance for doubtful accounts	(8,849)	(7,189)
Net trade receivables	153,720	151,930
Income tax receivables	39,944	32,600
Other receivables	20,643	21,834
Total receivables, net	$214,307	$206,364
At December 31, 2016, income tax receivables includes approximately $38.0 million related to our decision to amend prior U.S. federal income tax returns and request a refund for the carryback of U.S. federal tax losses incurred in 2016. At December 31, 2015, income tax receivables included approximately $29.0 million related to the refund for the carryback of U.S. federal tax losses incurred in 2015, which were substantially received in 2016.
Other receivables includes $11.5 million and $10.4 million for value added, goods and service taxes related to foreign jurisdictions as of December 31, 2016 and 2015, respectively. In addition, other receivables includes $8.0 million at December 31, 2016 and 2015 in connection with the March 2014 sale of the Environmental Services business that is held in escrow associated with transaction representations, warranties and indemnities. In December 2014, the buyer made certain claims for indemnification under the terms of the sale agreement, which defers the release of the escrow funds until such claims are resolved. Further discussion of the buyer’s claims and related litigation is contained in Note 15 below.
We derive a significant portion of our revenues from companies in the E&P industry, and our customer base is highly concentrated in mid-sized and international oil companies as well as government-owned or government-controlled oil companies operating in the markets that we serve. For 2016, 2015 and 2014, revenues from our 20 largest customers represented approximately 53%, 49% and 40%, respectively, of our consolidated revenues from continuing operations. For 2016, revenue from Sonatrach, our primary customer in Algeria, represented approximately 14% of consolidated revenues, and as of December 31, 2016, receivables from Sonatrach were approximately 14% of net trade receivables. For 2015 and 2014, no single customer accounted for more than 10% of our consolidated revenues.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Changes in this allowance for 2016, 2015 and 2014 related to continuing operations, was as follows:

(In thousands)	2016	2015	2014
Balance at beginning of year	$7,189	$5,458	$4,142
Provision for uncollectible accounts	2,416	1,886	1,246
Write-offs, net of recoveries	(756)	(155)	70
Balance at end of year	$8,849	$7,189	$5,458
The Consolidated Statements of Cash Flows also includes an insignificant provision for uncollectible accounts in 2014 related to the Environmental Services business that is classified as discontinued operations.

Note 8 — Income Taxes
The provision (benefit) for income taxes related to continuing operations was as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Current:
U.S. Federal	$(37,854)	$(32,272)	$17,086
State	20	(34)	2,170
Foreign	10,440	11,411	9,925
Total current	(27,394)	(20,895)	29,181
Deferred:
U.S. Federal	2,670	(2,624)	12,237
State	(181)	179	(174)
Foreign	863	1,942	(196)
Total deferred	3,352	(503)	11,867
Total income tax expense (benefit)	$(24,042)	$(21,398)	$41,048

The total provision (benefit) was allocated to the following components of income (loss):

	Year Ended December 31,
(In thousands)	2016	2015	2014
Income (loss) from continuing operations	$(24,042)	$(21,398)	$41,048
Income from discontinued operations	—	—	12,475
Total provision (benefit)	$(24,042)	$(21,398)	$53,523

Income (loss) from continuing operations before income taxes was as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
U.S.	$(76,805)	$(122,082)	$88,964
Foreign	12,051	9,856	31,093
Income (loss) from continuing operations before income taxes	$(64,754)	$(112,226)	$120,057

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
	2016	2015	2014
Income tax expense (benefit) at federal statutory rate	(35.0%)	(35.0%)	35.0%
Nondeductible expenses	2.8%	2.8%	2.9%
Worthless stock deduction - Brazil	(14.4%)	—%	—%
Goodwill and other asset impairments	3.5%	15.7%	—%
Manufacturing deduction	0.8%	1.8%	(1.9%)
Different rates on earnings of foreign operations	(1.2%)	(3.6%)	(4.3%)
Change in valuation allowance	6.9%	2.8%	2.1%
Uncertain tax positions	—%	(2.2%)	0.6%
State tax expense (benefit), net	(2.5%)	(1.5%)	1.0%
Other items, net	2.0%	0.1%	(1.2%)
Total income tax expense (benefit)	(37.1%)	(19.1%)	34.2%
Our effective tax rate in 2016 includes a $9.3 million benefit associated with a worthless stock deduction and related impacts from restructuring the investment in our Brazilian subsidiary, partially offset by a $4.5 million charge for increases to the valuation allowance for certain deferred tax assets which may not be realized (primarily related to our Australian subsidiary and certain U.S. state net operating losses). Our effective tax rate for 2015 was primarily impacted by the impairment of non-deductible goodwill. In addition, the 2015 income tax provision also includes a $4.6 million charge for increases to the valuation allowance for certain deferred tax assets which may not be realized (primarily related to our Australian subsidiary and certain U.S. state net operating losses). These 2015 charges were partially offset by a $4.4 million benefit associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary and a $2.2 million benefit from the release of U.S. tax reserves, following the expiration of statutes of limitation.
Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

(In thousands)	2016	2015
Deferred tax assets:
Net operating losses	$18,771	$14,800
Capitalized inventory costs	12,378	6,717
Stock based compensation	6,955	6,460
Accruals not currently deductible	4,883	6,157
Unrealized foreign exchange losses, net	3,087	3,013
Foreign tax credits	3,269	2,558
Other	1,871	599
Total deferred tax assets	51,214	40,304
Valuation allowance	(21,847)	(16,780)
Total deferred tax assets, net of allowances	29,367	23,524
Deferred tax liabilities:
Accelerated depreciation and amortization	(43,225)	(38,034)
Original issue discount on Convertible Notes due 2021	(8,553)	—
Tax on unremitted earnings	(8,555)	(7,181)
Other	(6,030)	(2,856)
Total deferred tax liabilities	(66,363)	(48,071)
Total net deferred tax liabilities	$(36,996)	$(24,547)

Non-current deferred tax assets	$1,747	$1,821
Non-current deferred tax liabilities	(38,743)	(26,368)
Net deferred tax liabilities	$(36,996)	$(24,547)

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For state income tax purposes, we have net operating loss carryforwards (“NOLs”) of approximately $240.5 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in 2018 through 2030. Foreign NOLs of approximately $26.4 million are available to reduce future taxable income, some of which expire beginning in 2017.
The realization of our net deferred tax assets is dependent on our ability to generate taxable income in future periods. At December 31, 2016 and December 31, 2015, we have recorded a valuation allowance in the amount of $21.8 million and $16.8 million, respectively, primarily related to certain U.S. state and foreign NOL carryforwards, including Brazil and Australia, which may not be realized.
Unremitted foreign earnings permanently reinvested abroad upon which deferred income taxes have not been provided aggregated approximately $161.7 million and $142.8 million at December 31, 2016 and 2015, respectively. It is not practicable to determine the amount of federal income taxes, if any, that might become due if such earnings are repatriated. We have the ability and intent to leave these foreign earnings permanently reinvested abroad.
We file income tax returns in the United States and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2012 and for substantially all foreign jurisdictions for years prior to 2008. We are currently under examination by the United States federal tax authorities for tax years 2014 and 2015 and by the State of Texas for tax years 2012 through 2015. In addition, we are under examination by various tax authorities in other countries. We fully cooperate with all audits, but defend existing positions vigorously. These audits are in various stages of completion and certain foreign jurisdictions have challenged the amount of taxes due for certain tax periods. We evaluate the potential exposure associated with various filing positions and record a liability for tax contingencies as circumstances warrant. Although we believe all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and tax contingency accruals.
A reconciliation of the beginning and ending provision for uncertain tax positions is as follows:

(In thousands)	2016	2015	2014
Balance at January 1	$419	$3,786	$2,175
Additions (reductions) for tax positions of prior years	477	(95)	1,604
Additions (reductions) for tax positions of current year	—	—	7
Reductions for settlements with tax authorities	—	(575)	—
Reductions for lapse of statute of limitations	(231)	(2,697)	—
Balance at December 31	$665	$419	$3,786
Approximately $0.5 million of unrecognized tax benefits at December 31, 2016, if recognized, would favorably impact the effective tax rate. In 2015, we recognized a $2.2 million benefit to the income tax provision relating to uncertain tax positions for which the applicable statutes of limitation expired.
We recognize accrued interest and penalties related to uncertain tax positions in operating expenses. We recognized an insignificant amount of interest and penalties in 2016 and approximately $0.1 million and $0.4 million during 2015 and 2014, respectively. We had approximately $0.1 million and $0.1 million accrued for interest and penalties at December 31, 2016 and 2015, respectively.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9 — Capital Stock
Common stock
Changes in outstanding Common Stock were as follows:

(In thousands of shares)	2016	2015	2014
Outstanding, beginning of year	99,377	99,204	98,031
Shares issued for exercise of options	125	104	540
Shares issued for time vested restricted stock (net of forfeitures)	341	69	633
Outstanding, end of year	99,843	99,377	99,204
Outstanding shares of common stock include shares held as treasury stock totaling 15,162,050, 15,302,345 and 15,210,233 as of December 31, 2016, 2015 an 2014, respectively
Preferred stock
We are authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value. There was no outstanding shares of preferred stock at December 31, 2016, 2015 or 2014.
Treasury stock
During 2016, 2015 and 2014, we repurchased 234,901, 292,168 and 215,760 shares, respectively, for an aggregate price of $1.2 million, $2.3 million and $2.5 million, respectively, representing employee shares surrendered in lieu of taxes under vesting of employee stock awards. All of the shares repurchased are held as treasury stock.
During 2016, 2015 and 2014, we reissued 375,196, 200,056 and 155,650 shares of treasury stock pursuant to various stock plans, including our employee stock purchase plan and our 2014 Non-Employee Directors’ Restricted Stock Plan.
Repurchase program
Our Board of Directors has approved a repurchase program that authorizes us to purchase up to $100.0 million of our outstanding shares of common stock or outstanding Convertible Notes due 2017. The repurchase program has no specific term. We may repurchase shares or Convertible Notes due 2017 in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility and other factors. Repurchases are expected to be funded from operating cash flows and available cash on-hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.
There were no shares repurchased under the program during 2016 and 2015. In 2014, we repurchased 4,317,278 shares of our common stock under this program for an average price per share, including commissions, of $11.72. In February 2016, we repurchased $11.2 million of our Convertible Notes due 2017 in the open market for $9.2 million. This repurchase was made under the existing Board authorized repurchase program discussed above. As of December 31, 2016, we had $33.5 million of authorization remaining under the program. In addition, the Board separately authorized the repurchase of $78.1 million of Convertible Notes due 2017 in connection with the December 2016 issuance of $100.0 million of Convertible Notes due 2021.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 — Earnings per Share
The following table presents the reconciliation of the numerator and denominator for calculating earnings per share from continuing operations:

	Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014
Numerator
Basic - income (loss) from continuing operations	$(40,712)	$(90,828)	$79,009
Assumed conversions of Convertible Notes due 2017	—	—	5,091
Diluted - adjusted income (loss) from continuing operations	$(40,712)	$(90,828)	$84,100

Denominator
Basic - weighted average common shares outstanding	83,697	82,722	82,999
Dilutive effect of stock options and restricted stock awards	—	—	1,733
Dilutive effect of the Convertible Notes due 2017	—	—	15,682
Dilutive effect of Convertible Notes due 2021	—	—	—
Diluted - weighted average common shares outstanding	83,697	82,722	100,414

Net income (loss) from continuing operations per common share
Basic	$(0.49)	$(1.10)	$0.95
Diluted	$(0.49)	$(1.10)	$0.84
We excluded the following weighted-average potential common shares from the calculations of diluted net income (loss) per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Stock options and restricted stock-based awards	7,482	3,884	788
Convertible Notes due 2017	14,295	15,682	—
Convertible Notes due 2021	—	—	—
The Convertible Notes due 2021 will not impact the calculation of diluted net income per common share unless the average price of our common stock, as calculated in accordance with the terms of the indenture governing the Convertible Notes due 2021, exceeds the conversion price of $9.33 per share. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Convertible Notes due 2021 as further described in Note 6 above. If converted, we currently intend to settle the principal amount of the notes in cash and as a result, only the amounts payable in excess of the principal amount of the notes, if any, are assumed to be settled with shares of common stock for purposes of computing diluted net income.

Note 11 — Stock Based Compensation and Other Benefit Plans
The following describes stockholder approved plans utilized by the Company for the issuance of stock based awards.
2014 Non-Employee Directors’ Restricted Stock Plan
In May 2014, our stockholders approved the 2014 Non-Employee Directors’ Restricted Stock Plan (the “2014 Director Plan”) which authorizes grants of restricted stock to non-employee directors based on a pre-determined dollar amount on the date of each annual meeting of stockholders. The pre-determined dollar amount for determining the number of restricted shares granted is subject to change by the Board of Directors or its committee but is initially set at $150,000 for each non-employee director, except for the Chairman of the Board who will receive an annual grant of restricted shares equal to $170,000. Each restricted share granted to a non-employee director vests in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant. During 2016, non-employee directors received shares of restricted stock totaling 212,961 shares at a weighted average fair value on the date of grant of $4.32 per share.
The maximum number of shares of common stock issuable under the 2014 Director Plan is 1,000,000 leaving 602,972 shares available for grant as of December 31, 2016.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2015 Employee Equity Incentive Plan
In May 2015, our stockholders approved the 2015 Employee Equity Incentive Plan (“2015 Plan”), pursuant to which the Compensation Committee of our Board of Directors (“Compensation Committee”) may grant to key employees, including executive officers and other corporate and divisional officers, a variety of forms of equity-based compensation, including options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards, and performance-based awards. In May 2016, our stockholders approved an amendment to the 2015 Plan which increased the number of shares authorized for issuance under the Plan from 6,000,000 to 7,800,000 shares. Under the 2015 Plan, as amended, grants of stock options and stock appreciation rights will reduce the number of available shares on a 1.00 to 1.00 basis, while full value awards will reduce the number of available shares on a 1.78 to 1.00 basis. At December 31, 2016, 650,951 shares remained available for award under the 2015 Plan.
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
The Compensation Committee approves the granting of all stock based compensation to employees, utilizing shares available under the 2015 Plan, as amended. Activity under each of these programs is described below.
Stock Options & Cash-Settled Stock Appreciation Rights
Stock options granted by the Compensation Committee are granted with a three year vesting period and a term of ten years. During 2016, 1,242,856 options were granted with an exercise price of each stock option granted equal to the fair market value on the date of grant.
The following table summarizes activity for our outstanding stock options for the year ended December 31, 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	3,887,833	$7.96
Granted	1,242,856	4.32
Exercised	(125,017)	5.80
Expired or canceled	(320,833)	8.43
Outstanding at end of period	4,684,839	$7.02	6.14	$7,130,887

Vested or expected to vest at end of period	4,592,882	$7.06	6.08	$6,878,173
Options exercisable at end of period	2,910,115	$7.67	4.40	$3,235,311
We estimated the fair value of options granted on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.38%	1.57%	1.53%
Expected life of the option in years	5.22	5.22	5.22
Expected volatility	50.5%	47.3%	48.6%
Dividend yield	—%	—%	—%
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about the weighted-average exercise price and the weighted-average grant date fair value of stock options granted:

	Year Ended December 31,
	2016	2015	2014
Weighted-average exercise price of the stock on the date of grant	$4.32	$9.00	$11.20
Weighted-average grant date fair value on the date of grant	$1.97	$3.91	$4.97
All stock options granted for 2016, 2015 and 2014 reflected an exercise price equal to the market value of the stock on the date of grant.
The total intrinsic value of options exercised was $0.1 million, $0.3 million and $3.2 million for the years ended December 31, 2016, 2015 and 2014, while cash from option exercises totaled $0.7 million, $0.6 million and $3.4 million, respectively.
The following table summarizes activity for outstanding cash-settled stock appreciation rights for the year-ended December 31, 2016:

Rights
Outstanding at beginning of period	103,133
Exercised	—
Expired or cancelled	(33,633)
Outstanding at end of period	69,500

Exercisable at end of period	69,500
During 2016, there were no additional grants of cash-settled stock appreciation rights. All remaining cash-settled stock appreciation rights have a June 2018 expiration date, and if exercised, will ultimately be settled in cash for the difference between the market value of our outstanding shares at the date of exercise, and $7.89. As such, the projected cash settlement is adjusted each period based on the ending fair market value of the underlying stock. At December 31, 2016, the fair market value of each cash-settled stock appreciation right was $1.71, resulting in a liability of $0.1 million.
Total compensation cost recognized for stock options and cash-settled stock appreciation rights during the years ended December 31, 2016, 2015 and 2014 was $2.3 million, $2.6 million and $2.6 million, respectively. For the years ended December 31, 2016, 2015 and 2014, we recognized tax benefits resulting from the exercise of stock options totaling $0.1 million, $0.1 million and $1.0 million , respectively.
Performance-Based Restricted Stock Units
Performance-based restricted stock units were awarded to executive officers and will be settled in shares of common stock based on the relative ranking of our total shareholder return (“TSR”) as compared to the TSR of our designated peer group over a three year period. The ending TSR price is equal to the average closing price of our shares over the last 30-calendar days of the performance period as set forth in the following table:

	Year Ended December 31,
	2016	2015	2014
Number of performance-based restricted stock units issued, at target	230,790	136,881	110,497
Range of payout of shares for each executive	0% - 150%	0% - 150%	0% - 150%
Performance period begin date	June 1, 2016	June 1, 2015	June 1, 2014
Performance period end date	May 31, 2019	May 31, 2018	May 31, 2017
Estimated fair value at date of grant	$5.18	$10.06	$12.55

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We estimated the fair value of each performance-based restricted stock unit at the date of grant using the Monte Carlo valuation model, with the following weighted average assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	0.95%	1.02%	0.81%
Average closing price(1)	$4.69	$8.96	$11.28
Expected volatility	46.9%	38.4%	44.5%
Dividend yield	—%	—%	—%

(1)	Average closing price of our shares over the 30-calendar days ending May 16, 2016, May 19, 2015 and May 16, 2014, respectively.
The following table summarizes activity for outstanding performance-based restricted stock units for the year-ended December 31, 2016:

Nonvested Performance-Based Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	335,329	$11.69
Granted	230,790	5.18
Vested	(58,072)	13.11
Forfeited	(60,863)	12.51
Outstanding at the end of period	447,184	$8.06
Total compensation cost recognized for performance-based restricted stock units was $1.0 million, $1.1 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014 respectively. During the year ended December 31, 2016, the total fair value of performance-based restricted stock units vested was $0.4 million.
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
The following tables summarize the activity for our outstanding time-vested restricted stock awards and restricted stock units 2016.

Nonvested Restricted Stock Awards (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2016	881,345	$11.00
Granted	262,961	4.50
Vested	(449,342)	10.50
Forfeited	(99,429)	11.30
Nonvested at December 31, 2016	595,535	$8.45

Nonvested Restricted Stock Units (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2016	1,133,543	$9.11
Granted	1,534,994	4.36
Vested	(332,043)	9.30
Forfeited	(153,465)	8.04
Nonvested at December 31, 2016	2,183,029	$5.82

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total compensation cost recognized for restricted stock awards and restricted stock units was $8.6 million, $10.1 million and $8.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Total unrecognized compensation cost at December 31, 2016 related to restricted stock awards and restricted stock units is approximately $10.9 million which is expected to be recognized over the next 1.8 years. During the years ended December 31, 2016, 2015 and 2014, the total fair value of shares vested was $3.9 million, $8.1 million and $9.0 million, respectively.
For 2016, 2015 and 2014, we recognized tax benefits resulting from the vesting of restricted stock awards and units totaling $1.5 million, $2.0 million and $2.8 million, respectively.
Defined Contribution Plan
Substantially all of our U.S. employees are covered by a defined contribution plan (“401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined in the 401(k) Plan. Participants’ contributions, up to 3% of compensation, are matched 100% by us, and the participants’ contributions, from 3% to 6% of compensation, are matched 50% by us. Under the 401(k) Plan, our cash contributions were $0.9 million, $3.2 million and $3.6 million in 2016, 2015 and 2014, respectively. In connection with the additional cost reduction programs implemented in response to the continued decline in activity in early 2016, we temporarily eliminated our 401(k) matching contribution beginning in March 2016.

Note 12 — Segment and Related Information
Our Company consists of two reportable segments, which offer different products and services to a relatively homogenous customer base. The reportable segments include: Fluids Systems and Mats and Integrated Services. All intercompany revenues and related profits have been eliminated.
Fluids Systems — Our Fluids Systems business provides drilling fluids products and technical services to customers in the North America, EMEA, Latin America, and Asia Pacific regions. We offer customized solutions for highly technical drilling projects involving complex subsurface conditions, such as horizontal, directional, geologically deep or deep water drilling. These projects require increased monitoring and critical engineering support of the fluids system during the drilling process.
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
Mats and Integrated Services — Our Mats and Integrated Services segment manufactures our DURA-BASE® Advanced Composite Mats for use in our rental operations as well as for third party sales. Our mats provide environmental protection and ensure all-weather access to sites with unstable soil conditions. We provide mat rentals to customers in the E&P, electrical transmission & distribution, pipeline, solar, petrochemical and construction industries across the U.S., Canada and United Kingdom. We also offer location construction and related services to customers, primarily in the U.S. Gulf Coast region. In addition, we sell composite mats to customers outside of the U.S. and to domestic customers outside of the oil and gas exploration market.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized financial information concerning our reportable segments is shown in the following tables:

	Year Ended December 31,
(In thousands)	2016	2015	2014

Revenues
Fluids systems	$395,461	$581,136	$965,049
Mats and integrated services	76,035	95,729	153,367
Total revenues	$471,496	$676,865	$1,118,416

Depreciation and amortization
Fluids systems	$20,746	$22,108	$22,934
Mats and integrated Services	14,227	18,869	15,507
Corporate office	2,982	2,940	2,734
Total depreciation and amortization	$37,955	$43,917	$41,175

Operating income (loss)
Fluids systems	$(43,631)	$(86,770)	$95,600
Mats and integrated services	14,741	24,949	70,526
Corporate office	(28,323)	(37,278)	(35,530)
Operating income (loss)	$(57,213)	$(99,099)	$130,596

Segment Assets
Fluids Systems	$522,488	$549,827	$778,148
Mats and Integrated Services	164,515	172,415	175,318
Corporate	111,180	126,651	54,206
Total Assets	$798,183	$848,893	$1,007,672

Capital Expenditures
Fluids Systems	$32,310	$40,533	$36,626
Mats and Integrated Services	4,637	27,456	64,101
Corporate	1,493	1,415	5,215
Total Capital Expenditures	$38,440	$69,404	$105,942
The Consolidated Statements of Cash Flows include $0.9 million in depreciation and amortization expense and capital expenditures of $1.0 million for 2014 related to the Environmental Services business sold in 2014 that are classified as discontinued operations.
In response to the significant declines in industry activity in North America, we implemented cost reduction programs in 2015 including workforce reductions, reduced discretionary spending, and temporary salary freezes for substantially all employees, including executive officers. In September 2015, we also implemented a voluntary early retirement program with certain eligible employees in the United States. As a result of the further declines in activity in the first half of 2016, we implemented further cost reduction actions including additional workforce reductions and beginning in March 2016, a temporary salary reduction for a significant number of North American employees, including executive officers, suspension of the Company’s matching contribution to the U.S. defined contribution plan as well as a reduction in cash compensation paid to our Board of Directors in order to further align our cost structure to activity levels.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As part of these cost reduction programs, we reduced our North American employee base by 626 (approximately 48%) from the first quarter 2015 through the third quarter of 2016, including reductions of 436 employees in 2015 and 190 employees in the first nine months of 2016. As a result of these termination programs, we recognized charges for employee termination costs as shown in the table below:

	Year Ended December 31,
(In thousands)	2016	2015
Cost of revenues	$3,647	$5,664
Selling, general and administrative expenses	925	2,499
Total employee termination costs	$4,572	$8,163

Fluids systems	$4,125	$7,218
Mats and integrated services	285	717
Corporate office	162	228
Total employee termination costs	$4,572	$8,163
Accrued employee termination costs at December 31, 2016 and 2015 were $0.3 million and $3.3 million, respectively.
Our 2016 and 2015 operating losses include net charges of $14.8 million and $80.5 million, respectively, resulting from the reduction in value of certain assets, the wind-down of our operations in Uruguay and the resolution of certain wage and hour litigation claims. The Fluids Systems segment operating results included $15.5 million and $75.5 million of these charges in 2016 and 2015, respectively. The remaining $0.7 million benefit and $5.0 million charge was included in Corporate Office expenses in 2016 and 2015, respectively, related to the resolution of certain wage and hour litigation claims.
The $15.5 million of Fluids Systems charges in 2016 includes $6.9 million of non-cash impairments in the Asia Pacific region resulting from the continuing unfavorable industry market conditions and the deteriorating outlook for the region, $4.1 million of charges for the reduction in carrying values of certain inventory, primarily resulting from lower of cost or market adjustments and $4.5 million of charges in the Latin America region associated with the wind-down of our operations in Uruguay, including $0.5 million to write-down property, plant and equipment. The $6.9 million of impairments in the Asia Pacific region includes a $3.8 million charge to write-down property, plant and equipment to its estimated fair value and a $3.1 million charge to fully impair the customer related intangible assets in the region.
The $75.5 million of Fluids Systems charges in 2015 includes $70.7 million of non-cash charges for the impairment of goodwill, following our November 1, 2015 annual evaluation, a $2.6 million non-cash impairment of assets, following our decision to exit a facility, and a $2.2 million charge to reduce the carrying value of diesel-based drilling fluid inventory, resulting from lower of cost or market adjustments.
In 2016, a total of $6.7 million of these charges are reported in impairments and other charges with the remaining $8.1 million reported in cost of revenues including the $4.1 million of charges for the write-down of inventory and $4.0 million of the Uruguay exit costs. In 2015, a total of $78.3 million of these charges are reported in impairments and other charges with the remaining $2.2 million of charges for the write-down of inventory being reported in cost of revenues.
As described in Note 1, we revised our estimated useful lives and end of life residual values for composite mats included in our rental fleet as of January 1, 2016 resulting in a decrease in depreciation expense of approximately $6.1 million for the year ended December 31, 2016.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth geographic information for our operations. Revenues by geographic location are determined based on the operating location from which services are rendered or products are sold. Long-lived assets include property, plant and equipment and other long-term assets based on the country in which the assets are located.

	Year Ended December 31,
(In thousands)	2016	2015	2014

Revenue
United States	$214,026	$384,147	$748,845
Canada	34,176	52,851	79,516
Algeria	80,936	65,272	58,417
All Other EMEA	96,654	109,252	118,827
Latin America	41,035	47,240	85,244
Asia Pacific	4,669	18,103	27,567
Total Revenue	$471,496	$676,865	$1,118,416

Long-Lived Assets
United States	$274,746	$275,109	$294,762
Canada	3,922	552	10,044
EMEA	48,047	50,759	55,560
Latin America	4,842	4,543	6,635
Asia Pacific	1,939	9,731	25,991
Total Long-Lived Assets	$333,496	$340,694	$392,992
For 2016, revenue from Sonatrach, our primary customer in Algeria, was approximately 14% of consolidated revenues. For 2015 and 2014, no single customer accounted for more than 10% of our consolidated revenues.

Note 13 — Supplemental Cash Flow and Other Information
Accounts payable and accrued liabilities at December 31, 2016, 2015, and 2014, included accruals for capital expenditures of $2.0 million, $3.9 million, and $1.2 million, respectively.
Accrued liabilities at December 31, 2016 and 2015 were $31.2 million and $45.8 million, respectively. The balance at December 31, 2016 and December 31, 2015 included $11.9 million and $15.1 million, respectively, for employee incentives and other compensation related expenses.
Impairments and other non-cash charges in the consolidated statements of cash flows included the following:

	Year Ended December 31,
(In thousands)	2016	2015
Goodwill and other intangible asset impairments	$3,104	$70,720
Property, plant and equipment impairments	4,286	2,625
Inventory write-downs	4,075	2,163
Write-off of debt issuance costs on termination of Credit Agreement	1,058	—
Impairments and other non-cash charges in the Consolidated Statements of Cash Flows	$12,523	$75,508

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14 — Discontinued Operations
In March of 2014 we completed the sale of the Environmental Services business for $100 million in cash, subject to adjustment based on actual working capital conveyed at closing. Cash proceeds from the sale were $89.8 million in 2014, net of transaction related expenses, including the adjustment related to final working capital conveyed at closing. The agreement significantly limits our post-closing environmental obligations, including those related to the waste transfer and disposal facilities. In addition, $8.0 million of the sales price was withheld in escrow associated with transaction representations, warranties and indemnities, with $4.0 million scheduled to be released at each of the nine-month and 18-month anniversary of the closing. In December 2014, the buyer made certain claims for indemnification under the terms of the agreement, which defers the release of the escrow funds until such claims are resolved. Further discussion of the buyer’s claims and related litigation is contained in Note 15. As a result of the sale transaction, we recorded a gain on the disposal of the business of $34.0 million ($22.1 million after-tax) in the first quarter of 2014. The results of operations for this business have been classified as discontinued operations for all periods presented.
Summarized results of operations from discontinued operations are as follows:

(In thousands)	2014
Revenues	$11,744
Income from discontinued operations before income taxes	1,770
Income from discontinued operations, net of tax	1,152
Gain from disposal of discontinued operations before income taxes	33,974
Gain from disposal of discontinued operations, net of tax	22,117

Note 15 — Commitments and Contingencies
In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels.
Wage and Hour Litigation
During the second quarter of 2014, a lawsuit was filed by Jesse Davida, a former employee, in Federal Court in Texas against Newpark Drilling Fluids LLC, alleging violations of the Fair Labor Standards Act (“FLSA”). The plaintiff sought damages and penalties for our alleged failure to properly classify our field service employees as “non-exempt” under the FLSA and pay them on an hourly basis (including overtime). The Court conditionally certified a class of plaintiffs as those working as fluid service technicians for Newpark Drilling Fluids for the prior three years. A second case was filed by Josh Christensen in the fourth quarter of 2014 in Federal Court in Texas alleging that individuals treated as independent contractors should have been classified as employees and, as such, were entitled to assert claims for alleged violations of the FLSA (similar to the claims asserted in the Davida matter). Five additional plaintiffs joined this litigation after it was filed. In March of 2015, the Court denied the plaintiffs’ motion for conditional class certification. Counsel for the plaintiffs did not appeal that ruling and subsequently filed individual cases for each of the original opt-in plaintiffs plus two new plaintiffs, leaving a total of eight independent contractor cases.
In the fourth quarter of 2015, the same counsel representing the plaintiff’s in the Davida and Christiansen-related cases filed two additional individual FLSA cases on behalf of former fluid service technician employees. These cases are similar in nature to the Davida case discussed above.
Beginning in November 2015, we engaged in settlement discussions with counsel for the plaintiffs in the pending wage and hour litigation cases described above. Following mediation in January 2016, the parties executed a settlement agreement in April 2016 to resolve all of the pending matters, subject to a number of conditions, including approval by the Court in the Davida case, and the dismissal of the other FLSA cases (Christiansen-related lawsuits and individual FLSA cases). As a result of the then ongoing settlement negotiations, we recognized a $5.0 million charge in the fourth quarter of 2015 related to the resolution of these wage and hour litigation claims. The settlement agreement was approved by the Davida Court on August 19, 2016. Approximately 569 current and former fluid service technician employees eligible for the settlement were notified of the pending resolution beginning on August 26, 2016 and given an opportunity to participate in the settlement. The amount paid to any eligible individual varied based on a formula that takes into account the number of workweeks and salary for the individual during the time period covered by the settlement. Any eligible individual that elected to participate in the settlement released all wage and hour claims against us.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The deadline for submitting claims or opting out was October 25, 2016 with 379 individuals filing claims and no individuals opting out. The percentage of current or former fluid service technicians that elected to participate in the settlement represented approximately 67% of the individuals receiving notice. Individuals that did not participate in the settlement may retain the right to file an individual lawsuit against us, subject to any defenses we may assert. As a result of the settlement agreement, we paid $4.5 million into a settlement fund in the second half of 2016. The settlement fund was administered by a third party who made payments to eligible individuals that elected to participate in accordance with a formula incorporated into the settlement agreement. In addition, under the terms of settlement agreement, settlement funds that remained after all payments were made to eligible individuals that elected to participate in the settlement were shared by the participating individuals and us. In the fourth quarter of 2016, we recognized a $0.7 million gain associated with the change in final settlement amount of these wage and hour litigation claims.
Escrow Claims Related to Sale of Environmental Services Business
Under the terms of the March 2014 sale of the Environmental Services business to Ecoserv, LLC (“Ecoserv”), $8 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the sale agreement. For the amount withheld in escrow, $4.0 million was scheduled for release to Newpark at each of the nine-month and 18-month anniversary of the closing. In December 2014, we received a letter from counsel for Ecoserv asserting that we had breached certain representations and warranties contained in the sale agreement including failing to disclose service work performed on injection wells and increased barge rental costs. The letter indicated that Ecoserv expected the costs associated with these claims to exceed the escrow amount. Following a further exchange of letters, in July of 2015, we filed a declaratory judgment action against Ecoserv in state court in Harris County, Texas, seeking release of the escrow funds. Thereafter, Ecoserv filed a counterclaim seeking recovery of the escrow funds based on the alleged breach of representations and warranties. Ecoserv also alleges that we committed fraud in connection with the sale transaction. We believe there is no basis in the agreement or on the facts to support the claims asserted by Ecoserv and intend to vigorously defend our position while pursuing release of the entire $8.0 million in escrow. The litigation remains in the discovery process with mediation currently scheduled in March of 2017.
Leases
We lease various manufacturing facilities, warehouses, office space, machinery and equipment under operating leases with remaining terms ranging from one to ten years with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were approximately $21.0 million, $22.6 million and $25.5 million in 2016, 2015 and 2014, respectively.
Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year are included in the table below. Future minimum payments under capital leases are not significant.

(In thousands)
2017	$9,310
2018	6,128
2019	4,724
2020	3,805
2021	3,342
Thereafter	9,780
$37,089

Other
In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $3.0 million and $3.3 million at December 31, 2016 and 2015, respectively. We also had $0.4 million and $0.4 million in guarantee obligations in connection with facility closure bonds and other performance bonds issued by insurance companies outstanding as of December 31, 2016 and 2015, respectively.
Other than normal operating leases for office and warehouse space, rolling stock and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.
We are self-insured for health claims, subject to certain “stop loss” insurance policies. Claims in excess of $250,000 per incident are insured by third-party insurers. We had accrued liabilities of $0.8 million and $1.0 million for unpaid claims incurred, based on historical experience at December 31, 2016 and 2015, respectively. Substantially all of these estimated claims are expected to be paid within six months of their occurrence.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We are self-insured for certain workers’ compensation, auto and general liability claims up to a certain policy limit. Claims in excess of $750,000 are insured by third-party reinsurers. At December 31, 2016 and 2015, we had accrued liabilities of $1.9 million and $2.5 million, respectively, for the uninsured portion of claims.
We maintain accrued liabilities for asset retirement obligations, which represent obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. Our asset retirement obligations primarily relate to required expenditures associated with owned and leased facilities. Upon settlement of the liability, a gain or loss for any difference between the settlement amount and the liability recorded is recognized. As of December 31, 2016 and 2015, we had accrued asset retirement obligations of $1.0 million and $0.8 million, respectively.

Note 16 — Supplemental Selected Quarterly Financial Data (Unaudited)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2016
Revenues	$114,544	$115,315	$104,554	$137,083
Operating loss	(18,825)	(15,135)	(15,055)	(8,198)
Net loss	(13,300)	(13,904)	(13,451)	(57)

Net loss per common share
Basic	$(0.16)	$(0.17)	$(0.16)	$—
Diluted	$(0.16)	$(0.17)	$(0.16)	$—

Fiscal Year 2015
Revenues	$208,464	$163,644	$154,170	$150,587
Operating income (loss)	6,128	(1,682)	(9,263)	(94,282)
Net income (loss)	993	(4,254)	(4,471)	(83,096)

Net income (loss) per common share
Basic	$0.01	$(0.05)	$(0.05)	$(1.00)
Diluted	$0.01	$(0.05)	$(0.05)	$(1.00)
Fourth quarter 2016 operating loss includes a $2.6 million non-cash charge to reduce the carrying value of drilling fluids inventory in our Asia Pacific region. Fourth quarter 2016 and third quarter 2016 operating loss includes charges of $2.0 million and $2.5 million, respectively, associated primarily with asset redeployment costs resulting from the exit of our Fluids Systems operations in Uruguay. Second quarter 2016 operating loss includes a total of $6.9 million of impairments and other charges related to our Asia Pacific region, including a $3.8 million non-cash impairment to write-down property, plant and equipment to its estimated fair value and a $3.1 million impairment of customer related intangible assets.
Fourth quarter 2015 operating loss includes a total of $80.5 million of charges for the reduction in value of certain assets and the resolution of the wage and hour litigation claims. These charges include a $70.7 million non-cash impairment of goodwill, a $2.6 million non-cash impairment of assets following our decision to exit a facility, a $2.2 million charge to reduce the carrying value of diesel-based drilling fluid inventory, and a $5.0 million charge for the resolution of certain wage and hour litigation claims.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2016.
Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making its assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Control — Integrated Framework (2013).” We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/  Paul L. Howes
Paul L. Howes
President, Chief Executive Officer

/s/  Gregg S. Piontek
Gregg S. Piontek
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Newpark Resources, Inc.
The Woodlands, Texas

We have audited the internal control over financial reporting of Newpark Resources, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016, of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 2017

ITEM 9B. Other Information
Entry into a Material Definitive Agreement.
Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
On February 21, 2017, the Company, and certain of its subsidiaries, as borrowers, entered into a First Amendment to Credit Agreement (the “First Amendment”) with Bank of America, N.A., as administrative agent, swing line lender and line of credit issuer and a group of lenders, including Bank of America, N.A.
The First Amendment amends certain provisions of the ABL Facility dated May 12, 2016 to, among other things:
(a) Amend certain provisions to allow a proposed inter-company transaction between  Dura-Base Nevada, Inc., a borrower under the ABL Facility (“Dura-Base”) and Terrafirma Roadways Limited (“Terrafirma”) pursuant to which (i) Dura-Base will sell to Terrafirma certain mats previously leased to Terrafirma and (ii) Terrafirma will deliver to Dura-Base its promissory note in payment for such mats.
(b) Include additional definitions and amend certain existing definitions and covenants to provide for the Convertible Notes due 2021 that were issued in December 2016.
(c) Allow the Company to request a reserve to be imposed in respect of its future repayment of the Convertible Notes due 2017, which if requested will be imposed by the administrative agent in the amount requested by the Company and be released upon the earlier of (i) the repurchase, repayment, refinance or other satisfaction of the Convertible Notes due 2017 and (ii) the Company’s deposit of cash and cash equivalents in an escrow account with the administrative agent in an amount sufficient to satisfy the Convertible Notes due 2017 in full at their maturity.
In addition, pursuant to the First Amendment, the Company amended and restated certain disclosure schedules previously delivered in connection with the execution of the ABL Facility to include certain information that was not included in the original schedules. While the Company does not believe the failure to disclose such information on the original schedules constitutes a default or event of default under the ABL Facility, the required lenders under the ABL Facility did waive any possible default or event of default arising solely from the failure to include such information in the original disclosure schedules.
Certain of the lenders under the ABL Facility and their affiliates have in the past provided, and may from time to time in the future provide, commercial banking, financial advisory, investment banking and other services to the Company.
The foregoing description of the First Amendment is qualified in its entirety by reference to the full text of the First Amendment, which is attached as Exhibit 10.66 to this Annual Report on Form 10-K and incorporated in this Item by reference.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this Item is incorporated by reference to the “Executive Officers” and “Election of Directors” sections of the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders.
Compliance with Section 16(a) of the Exchange Act
The information required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders.
Code of Conduct and Ethics
We have adopted a Code of Ethics for Senior Officers and Directors, and a Code of Business Ethics and Conduct (“Ethics Manual”) that applies to all officers and employees. The Code of Ethics and Ethics Manual are publicly available in the investor relations area of our website at www.newpark.com. This Code of Ethics is incorporated in this report by reference. Copies of our Code of Ethics may also be requested in print by writing to Newpark Resources, Inc., 9320 Lakeside Blvd., Suite 100, The Woodlands, Texas, 77381.

ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference to the “Executive Compensation” section of the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the “Ownership of Common Stock” section of the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the “Related Person Transactions” and “Director Independence” sections of the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the “Independent Auditor” section of the definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders.

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
3. Exhibits
The exhibits listed in the accompanying “Exhibit Index” are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes
President and Chief Executive Officer

Dated: February 24, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul L. Howes	President, Chief Executive Officer and Director	February 24, 2017
Paul L. Howes	(Principal Executive Officer)

/s/ Gregg S. Piontek	Vice President and Chief Financial Officer	February 24, 2017
Gregg S. Piontek	(Principal Financial Officer)

/s/ Douglas L. White	Corporate Controller and Chief Accounting Officer	February 24, 2017
Douglas L. White	(Principal Accounting Officer)

/s/ David C. Anderson	Chairman of the Board	February 24, 2017
David C. Anderson

/s/ Anthony J. Best	Director, Member of the Audit Committee	February 24, 2017
Anthony J. Best

/s/ G. Stephen Finley	Director, Member of the Audit Committee	February 24, 2017
G. Stephen Finley

/s/ Roderick A. Larson	Director, Member of the Audit Committee	February 24, 2017
Roderick A. Larson

/s/ James W. McFarland	Director, Member of the Audit Committee	February 24, 2017
James W. McFarland

/s/ Gary L. Warren	Director, Member of the Audit Committee	February 24, 2017
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

3.6
Certificate of Amendment to the Restated Certificate of Incorporation of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2016 (SEC File No. 001-02960).

3.7	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 13, 2007 (SEC File No. 001-02960).
4.1	Specimen form of common stock certificate of Newpark Resources, Inc., incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (SEC File No. 33-40716).
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
4.5
Indenture, dated December 5, 2016, between Newpark Resources, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 5, 2016 (SEC File No. 001-02960).

4.6	Form of 4.00% Convertible Senior Note due 2021, incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on December 5, 2016 (SEC File No. 001-02960).
*10.1
Amended and Restated Employment Agreement, dated as of December 31, 2008, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2009 (SEC File No. 001-02960).

10.2
Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).

*10.3
Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).

*10.4
Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).

*10.5
Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated April 20, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).

10.6
Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).

*10.7
Newpark Resources, Inc., 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).

*10.8
Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).

*10.9
Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated April 20, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

*10.10
Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated April 22, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

*10.11
Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola dated April 22, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

*10.12
Employment Agreement, dated as of October 15, 2010, by and between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2010 (SEC File No. 001-02960).

*10.13	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).
†*10.14	Director Compensation Summary.
*10.15
Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on August 14, 2009 (SEC File No. 333-161378).

*10.16
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

*10.18
Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.19
Form of Restricted Stock Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.20
Form of Restricted Stock Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.21
Employment Agreement, dated October 18, 2011, by and between Newpark Resources, Inc. and Gregg Steven Piontek, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2011 (SEC File No. 001-02960).

10.22
Indemnification Agreement, dated October 26, 2011, between Gregg S. Piontek and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2011 (SEC File No. 001-02960).

*10.23
Form of Restricted Stock Unit for Participants Outside the United States under the 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.24
Form of Non-Qualified Stock Option Agreement for Participants Outside the United States under the 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.25
Amendment to Employment Agreement, dated December 31, 2012, between Mark Airola and Newpark Resources, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2013 (SEC File No. 001-02960).

*10.26
Amendment to Employment Agreement, dated December 31, 2012, between Bruce Smith and Newpark Resources, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2013 (SEC File No. 001-02960).

10.27
Membership Interests Purchase Agreement, dated February 10, 2014, by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC and ecoserv, LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on April 25, 2014 (SEC File No. 001-02960).

*10.28
Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

*10.29
Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

10.30	Form of Indemnification Agreement, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on July 25, 2014 (SEC File No. 001-02960).
10.31
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

*10.32	Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).
*10.33
Form of Restricted Stock Agreement (time vested) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

*10.34
Form of Restricted Stock Unit Agreement (performance-based) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

*10.35
Form of Restricted Stock Unit Agreement (retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

*10.36
Form of Restricted Stock Unit Agreement (not retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

*10.37
Form of Restricted Stock Unit Agreement (international) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

*10.38
Form of Non-Qualified Stock Option Agreement (retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

*10.39
Form of Non-Qualified Stock Option Agreement (not retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

*10.40
Form of Non-Qualified Stock Option Agreement (international) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

10.41
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

*10.42
Amendment to Amended and Restated Employment Agreement dated as of February 16, 2016, between Newpark Resources, Inc. and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

*10.43
Amendment to Employment Agreement dated as of February 16, 2016 between Newpark Resources, Inc. and Gregg S. Piontek, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

*10.44
Amendment to Employment Agreement dated February 16, 2016 between Newpark Resources, Inc. and Bruce C. Smith, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

*10.45
Amendment to Employment Agreement dated February 16, 2016 between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

*10.46
Amendment to Employment Agreement dated February 16, 2016 between Newpark Resources, Inc. and Jeffery L. Juergens, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

*10.47
Employment Agreement, dated as of April 22, 2016, by and between Newpark Resources, Inc. and Matthew S. Lanigan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2016 (SEC File No. 001-02960).

*10.48
Change in Control Agreement dated as of April 22, 2016 by and between Newpark Resources, Inc. and Matthew S. Lanigan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2016 (SEC File No. 001-02960).

*10.49
Executive Separation and General Release Agreement between Newpark Resources, Inc. and Jeffery L. Juergens, dated May 10, 2016, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2016 (SEC File No. 001-02960).

10.50
ABL Facility Agreement dated May 12, 2016 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Mats & Integrated Services LLC, Excalibar Minerals LLC and Dura-Base Nevada, Inc., as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2016 (SEC File No. 001-02960).

*10.51
Amendment No. 1 to Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on May 19, 2016 (333-211459).

10.52
Purchase Agreement, dated November 29, 2016, by and between Newpark Resources, Inc. and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named therein, incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on December 5, 2016 (SEC File No. 001-02960).

*10.53
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

*10.54
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Gregg S. Piontek, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

*10.55
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Bruce C. Smith, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

*10.56
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

†10.57
First Amendment to Credit Agreement dated February 21, 2017 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Mats and Integrated Services LLC, Excalibar Minerals LLC and Dura-Base Nevada, Inc., as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and a L/C Issuer, and the other Lenders party thereto.

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