Form 10-Q
period 2017-03-31
NEWPARK RESOURCES INC
filed 2017-04-28
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Yes       √        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer                                          Accelerated filer   √
Non-accelerated filer            (Do not check if a smaller reporting company)        Smaller reporting company
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                No     √
As of April 25, 2017, a total of 88,847,081 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
MARCH 31, 2017

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
For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in Item 1A, “Risk Factors”, in Part I of our Annual Report on Form 10-K for the year ended December 31, 2016.

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$69,876	$87,878
Receivables, net	238,158	214,307
Inventories	145,384	143,612
Prepaid expenses and other current assets	16,765	17,143
Total current assets	470,183	462,940

Property, plant and equipment, net	301,167	303,654
Goodwill	20,051	19,995
Other intangible assets, net	5,452	6,067
Deferred tax assets	1,837	1,747
Other assets	3,568	3,780
Total assets	$802,258	$798,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$83,086	$83,368
Accounts payable	62,536	65,281
Accrued liabilities	34,357	31,152
Total current liabilities	179,979	179,801

Long-term debt, less current portion	73,936	72,900
Deferred tax liabilities	36,323	38,743
Other noncurrent liabilities	6,627	6,196
Total liabilities	296,865	297,640

Commitments and contingencies (Note 9)

Common stock, $0.01 par value, 200,000,000 shares authorized and 99,876,940 and 99,843,094 shares issued, respectively	999	998
Paid-in capital	562,004	558,966
Accumulated other comprehensive loss	(60,653)	(63,208)
Retained earnings	128,704	129,873
Treasury stock, at cost; 15,110,843 and 15,162,050 shares, respectively	(125,661)	(126,086)
Total stockholders’ equity	505,393	500,543
Total liabilities and stockholders' equity	$802,258	$798,183

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2017	2016
Revenues	$158,691	$114,544
Cost of revenues	129,590	111,573
Selling, general and administrative expenses	25,397	23,492
Other operating income, net	(42)	(1,696)
Operating income (loss)	3,746	(18,825)

Foreign currency exchange loss (gain)	392	(455)
Interest expense, net	3,218	2,081
Gain on extinguishment of debt	—	(1,894)
Income (loss) from operations before income taxes	136	(18,557)

Provision (benefit) for income taxes	1,119	(5,257)
Net loss	$(983)	$(13,300)

Loss per common share - basic:	$(0.01)	$(0.16)
Loss per common share - diluted:	$(0.01)	$(0.16)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016

Net loss	$(983)	$(13,300)

Foreign currency translation adjustments	2,555	4,634

Comprehensive income (loss)	$1,572	$(8,666)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2015	$994	$533,746	$(58,276)	$171,788	$(127,993)	$520,259
Net loss	—	—	—	(13,300)	—	(13,300)
Employee stock options, restricted stock and employee stock purchase plan	(1)	(248)	—	—	538	289
Stock-based compensation expense	—	2,974	—	—	—	2,974
Income tax effect, net, of employee stock related activity	—	(13)	—	—	—	(13)
Foreign currency translation	—	—	4,634	—	—	4,634
Balance at March 31, 2016	$993	$536,459	$(53,642)	$158,488	$(127,455)	$514,843

Balance at December 31, 2016	$998	$558,966	$(63,208)	$129,873	$(126,086)	$500,543
Net loss	—	—	—	(983)	—	(983)
Employee stock options, restricted stock and employee stock purchase plan	1	202	—	(186)	425	442
Stock-based compensation expense	—	2,836	—	—	—	2,836
Foreign currency translation	—	—	2,555	—	—	2,555
Balance at March 31, 2017	$999	$562,004	$(60,653)	$128,704	$(125,661)	$505,393

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net loss	$(983)	$(13,300)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	9,387	9,573
Stock-based compensation expense	2,836	2,974
Provision for deferred income taxes	(2,545)	(36)
Net provision for doubtful accounts	666	528
Gain on sale of assets	(847)	(1,271)
Gain on extinguishment of debt	—	(1,894)
Amortization of original issue discount and debt issuance costs	1,330	286
Change in assets and liabilities:
(Increase) decrease in receivables	(23,019)	27,606
(Increase) decrease in inventories	(829)	10,630
Decrease in other assets	521	1,381
Decrease in accounts payable	(1,692)	(20,028)
Increase (decrease) in accrued liabilities and other	3,731	(19,349)
Net cash used in operating activities	(11,444)	(2,900)

Cash flows from investing activities:
Capital expenditures	(7,291)	(13,418)
Increase in restricted cash	(46)	—
Proceeds from sale of property, plant and equipment	288	1,450
Net cash used in investing activities	(7,049)	(11,968)

Cash flows from financing activities:
Borrowings on lines of credit	—	2,479
Payments on lines of credit	—	(4,851)
Purchase of Convertible Notes due 2017	—	(9,206)
Debt issuance costs	(157)	—
Other financing activities	(371)	(3)
Proceeds from employee stock plans	211	—
Purchases of treasury stock	(48)	—
Net cash used in financing activities	(365)	(11,581)

Effect of exchange rate changes on cash	856	1,845

Net decrease in cash and cash equivalents	(18,002)	(24,604)
Cash and cash equivalents at beginning of year	87,878	107,138
Cash and cash equivalents at end of period	$69,876	$82,534

Cash paid for:
Income taxes (net of refunds)	$1,845	$1,555
Interest	$163	$494

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. Our fiscal year end is December 31 and our first quarter represents the three-month period ended March 31. The results of operations for the first quarter of 2017 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2017 and our results of operations and cash flows for the first quarter of 2017 and 2016. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2016 is derived from the audited consolidated financial statements at that date.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2016.
Reclassifications. Certain amounts reported in the condensed consolidated statements of cash flows for prior periods have been reclassified to conform to the current reporting presentation.
New Accounting Pronouncements
Standards adopted in 2017
Inventory Measurement: In July 2015, the FASB issued updated guidance that simplifies the subsequent measurement of inventory. It replaced the former lower of cost or market test with the lower of cost or net realizable value test. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted this new guidance prospectively in the first quarter of 2017; however, the adoption did not have a material impact on our consolidated financial statements.
Share-based Compensation: In March 2016, the FASB issued updated guidance that simplified several aspects of accounting for share-based payments transactions, including income tax consequences. We adopted this new guidance in the first quarter of 2017.
The most significant impact of adopting this new guidance is the required change in accounting for excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to share-based compensation. Beginning in the first quarter of 2017, such windfalls and shortfalls are now reflected in the consolidated statements of operations as a discrete tax benefit or discrete tax expense, respectively, whereas previously, they were generally recognized in additional paid in capital on the condensed consolidated balance sheets. For the first quarter of 2017, we recognized an immaterial discrete tax expense related to net shortfall tax deficiencies from share-based payments. For the first quarter of 2016, an immaterial amount of net shortfall tax deficiencies were recognized as additional paid-in capital.
The new guidance also impacts the calculation of diluted earnings per share. When applying the treasury stock method to share-based payment awards, entities shall no longer include tax windfalls or shortfalls when calculating assumed proceeds to determine the awards dilutive effect on earnings per share. Due to the net losses incurred in each period, the adoption of this guidance did not impact our diluted earnings per share.
In addition to the income tax consequences described above, the new guidance requires all windfall tax benefits related to share-based payments be reported as cash flows from operating activities along with all other income tax cash flows. Previously, windfall tax benefits from share-based payment arrangements were reported as cash flows from financing activities. The new guidance allows companies to elect either a prospective or retrospective application with respect to this statement of cash flows presentation. We have elected to apply this classification amendment prospectively. Since we did not have any windfall tax benefits in 2016, the prospective adoption did not impact comparability with the prior year.

Finally, the new guidance allows for the accounting policy option to account for forfeitures as they occur or continue estimating expected forfeitures over the course of the vesting period as required under previous guidance. We have elected the accounting policy option to continue estimating forfeitures in determining share-based compensation expense resulting in no impact to our financial statements from the adoption of the new guidance.
Standards not yet adopted
Revenue Recognition: In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for us in the first quarter of 2018. The amendments are to be applied using a retrospective or modified retrospective approach. As part of our assessment work to date, we have formed an implementation work team and conducted preliminary assessments of the new guidance. While we have not fully completed our evaluation of the impacts of these amendments, we currently anticipate that the adoption will not have a material impact on our consolidated financial statements. We currently anticipate adopting the new guidance utilizing the modified retrospective method with the cumulative effect recognized as of our adoption date, January 1, 2018.
Leases: In February 2016, the FASB issued updated guidance regarding accounting for leases. The new accounting standard provides principles for the recognition, measurement, presentation and disclosure of leases and requires lessees to recognize both assets and liabilities arising from financing and operating leases. The classification as either a financing or operating lease will determine whether lease expense is recognized based on an effective interest method basis or on a straight-line basis over the term of the lease, respectively. The new guidance is effective for us in the first quarter of 2019 with early adoption permitted. Based on our current lease portfolio, we anticipate the new guidance will require us to reflect additional assets and liabilities in our consolidated balance sheet, however, we have not yet completed an estimation of such amount and we are still evaluating the overall impact of the new guidance on our consolidated financial statements.
Credit Losses: In June 2016, the FASB issued new guidance which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, including trade receivables. The new standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception which will generally result in the earlier recognition of allowances for losses. The new guidance is effective for us in the first quarter of 2020 with early adoption permitted in 2019. This guidance should be applied using a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Statement of Cash Flows: In August 2016, the FASB issued updated guidance that clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update provides guidance on eight specific cash flow issues. This guidance is effective for us in the first quarter of 2018 and should be applied using the retrospective transition method to each period presented. Early adoption is permitted but all changes must be adopted in the same period. We do not expect the adoption of this new guidance to have a material impact on the presentation of our consolidated statements of cash flows.
Deferred Taxes on Intra-Entity Asset Transfers: In October 2016, the FASB amended the guidance related to the recognition of current and deferred income taxes for intra-entity asset transfers. Under current U.S. GAAP, recognition of income taxes on intra-entity asset transfers is prohibited until the asset has been sold to an outside party. This update requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update does not change U.S. GAAP for the pre-tax effects of an intra-entity asset transfer or for an intra-entity transfer of inventory. This guidance is effective for us in the first quarter of 2018 and should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Restricted Cash Presentation: In November 2016, the FASB issued updated guidance that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for us in the first quarter of 2018 with early adoption permitted and should be applied using a retrospective transition method to each period presented. At March 31, 2017 and December 31, 2016, we had $7.5 million and $7.4 million of restricted cash included in prepaid expenses and other current assets in the accompanying balance sheet. We are continuing to evaluate the impact of the new guidance on our consolidated financial statements.

Goodwill Impairment Test: In January 2017, the FASB amended the guidance related to the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under the new guidance, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This guidance is effective for us for goodwill impairment tests beginning after December 15, 2019. This guidance should be applied prospectively and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
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
Note 3 – Earnings per Share
The following table presents the reconciliation of the numerator and denominator for calculating net loss per share:

	First Quarter
(In thousands, except per share data)	2017	2016
Numerator
Basic - net loss	$(983)	$(13,300)
Assumed conversions of Convertible Notes due 2017	—	—
Diluted - adjusted net loss	$(983)	$(13,300)

Denominator
Basic - weighted average common shares outstanding	84,153	83,258
Dilutive effect of stock options and restricted stock awards	—	—
Dilutive effect of Convertible Notes due 2017	—	—
Dilutive effect of Convertible Notes due 2021	—	—
Diluted - weighted average common shares outstanding	84,153	83,258

Net loss per common share
Basic	$(0.01)	$(0.16)
Diluted	$(0.01)	$(0.16)
We excluded the following weighted-average potential shares from the calculations of diluted net loss per share during the applicable periods because their inclusion would have been anti-dilutive:

	First Quarter
(In thousands)	2017	2016
Stock options and restricted stock-based awards	8,083	6,265
Convertible Notes due 2017	7,569	15,280
Convertible Notes due 2021	—	—
The Convertible Notes due 2021 will not impact the calculation of diluted net income per share unless the average price of our common stock, as calculated in accordance with the terms of the indenture governing the Convertible Notes due 2021, exceeds the conversion price of $9.33 per share. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Convertible Notes due 2021 as further described in Note 7 below. If converted, we currently intend to settle the principal amount of the notes in cash and as a result, only the amounts payable in excess of the principal amount of the notes, if any, are assumed to be settled with shares of common stock for purposes of computing diluted net income.

Note 4 – Repurchase Program
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
There were no shares repurchased during the first quarter of 2017 and 2016. In February 2016, we repurchased $11.2 million of our Convertible Notes due 2017 in the open market for $9.2 million and recognized a net gain of $1.9 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs. This repurchase was made under the existing Board authorized repurchase program discussed above. In addition, the Board separately authorized the repurchase of $78.1 million of Convertible Notes due 2017 in connection with the December 2016 issuance of $100.0 million of Convertible Notes due 2021. As of March 31, 2017, we had $33.5 million of authorization remaining under the program.
Note 5 – Receivables
Receivables consisted of the following:

(In thousands)	March 31, 2017	December 31, 2016
Gross trade receivables	$189,354	$162,569
Allowance for doubtful accounts	(9,107)	(8,849)
Net trade receivables	180,247	153,720

Income tax receivables	39,540	39,944
Other receivables	18,371	20,643
Total receivables, net	$238,158	$214,307
At March 31, 2017 and December 31, 2016, income tax receivables includes approximately $38.0 million related to our decision to file carryback claims to request refunds primarily for our U.S. federal tax losses incurred in 2016. Other receivables includes $9.8 million and $11.5 million for value added, goods and service taxes related to foreign jurisdictions as of March 31, 2017 and December 31, 2016, respectively. In addition, other receivables includes $8.0 million at March 31, 2017 and December 31, 2016 in connection with the March 2014 sale of the Environmental Services business that is held in escrow associated with transaction representations, warranties and indemnities. In December 2014, the buyer made certain claims for indemnification under the terms of the sale agreement, which defers the release of the escrow funds until such claims are resolved. Further discussion of the buyer’s claims and related litigation is contained in Note 9 below.
Customer Revenue Concentration. Revenue from Sonatrach, our primary customer in Algeria, was approximately 9% and 15% of consolidated revenues in the first quarter of 2017 and 2016, respectively.
Note 6 – Inventories
Inventories consisted of the following:

(In thousands)	March 31, 2017	December 31, 2016
Raw materials:
Drilling fluids	$113,518	$115,399
Mats	1,252	1,137
Total raw materials	114,770	116,536
Blended drilling fluids components	26,472	23,762
Finished goods - mats	4,142	3,314
Total inventory	$145,384	$143,612
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

(In thousands)	March 31, 2017			December 31, 2016
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Convertible Notes due 2017	83,256	(179)	83,077	83,256	(268)	82,988
Convertible Notes due 2021	100,000	(26,064)	73,936	100,000	(27,100)	72,900
ABL Facility	—	—	—	—	—	—
Other debt	9	—	9	380	—	380
Total debt	183,265	(26,243)	157,022	183,636	(27,368)	156,268
Less: current portion	(83,265)	179	(83,086)	(83,636)	268	(83,368)
Long-term debt	100,000	(26,064)	73,936	100,000	(27,100)	72,900
Convertible Notes due 2017. In September 2010, we issued $172.5 million of unsecured convertible senior notes (“Convertible Notes due 2017”) that mature on October 1, 2017, of which, $83.3 million aggregate principal amount remains outstanding at March 31, 2017. The notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the notes will be settled in shares of our common stock. We may not redeem the notes prior to their maturity date.
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of March 31, 2017, the notes were not convertible.
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
We allocated transaction costs related to the issuance of the notes, including underwriting discounts, of $0.9 million and $2.7 million to the equity and debt components, respectively. Issuance costs attributable to the equity component were netted against the equity component recorded in additional paid-in capital. The amount of the equity component was $15.2 million at the time of issuance (net of issuance costs and the deferred tax liability related to the conversion feature) and is not remeasured as long as it continues to meet the conditions for equity classification.
The $2.7 million of issuance costs attributable to the debt component were netted against long-term debt and are being amortized to interest expense over the term of the notes using the effective interest method. As of March 31, 2017, the carrying amount of the debt component was $73.9 million, which is net of the unamortized debt discount and issuance costs of $23.5 million and $2.6 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the notes is approximately 11.4%. Based on the closing market price of our common stock on March 31, 2017, the if-converted value of the notes was less than the aggregate principal amount of the notes.
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
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement (the “ABL Facility”) which replaced the terminated Credit Agreement. In February 2017, we amended the ABL Facility primarily to incorporate the Convertible Notes due 2021 that were issued in December 2016 as well as other administrative matters. The ABL Facility provides financing of up to $90.0 million available for borrowings (inclusive of letters of credit) and subject to certain conditions, can be increased to a maximum capacity of $150.0 million. The ABL Facility terminates on March 6, 2020; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the credit facility to June 30, 2017 if, prior to such date, the Convertible Notes due 2017 have not either been repurchased, redeemed, converted or we have not provided sufficient funds to an escrow agent to repay the Convertible Notes due 2017 in full on their maturity date. For this purpose, funds may be provided in cash to an escrow agent or a combination of cash to an escrow agent and the assignment of a portion of availability under the ABL Facility. The ABL Facility requires compliance with a minimum fixed charge coverage ratio and minimum unused availability of $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the Convertible Notes due 2017.
Borrowing availability under the ABL Facility is calculated based on eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation shall also include the amount of eligible pledged cash. The lender may establish reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment. As of March 31, 2017, we had no borrowings outstanding under the ABL Facility with a total borrowing base availability of $90.0 million.
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 225 to 350 basis points for LIBOR borrowings, and 125 to 250 basis points with respect to base rate borrowings, based on our consolidated EBITDA, ratio of debt to consolidated EBITDA, and consolidated fixed charge coverage ratio, each as defined in the ABL Facility. As of March 31, 2017, the applicable margin for borrowings under our ABL Facility is 350 basis points with respect to LIBOR borrowings and 250 basis points with respect to base rate borrowings. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 37.5 to 62.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of March 31, 2017 was 62.5 basis points.
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
Other Debt. Our foreign subsidiaries in Italy and India maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. In December 2016, we terminated our revolving line of credit in Brazil and repaid the outstanding balance. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. We had no outstanding loan balances under these arrangements at March 31, 2017 and December 31, 2016.
At March 31, 2017, we had letters of credit issued and outstanding which totaled $6.0 million that are collateralized by $6.5 million in restricted cash.  Additionally, our foreign operations had $11.4 million outstanding in letters of credit and other guarantees, primarily issued under the line of credit in Italy as well as certain letters of credit that are collateralized by $0.9 million in restricted cash. At March 31, 2017 and December 31, 2016, total restricted cash of $7.5 million and $7.4 million, respectively, was included in other current assets in the accompanying balance sheet.
Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Convertible Notes due 2017 and Convertible Notes due 2021, approximated their fair values at March 31, 2017 and December 31, 2016. The estimated fair value of our Convertible Notes due 2017 was $83.4 million at March 31, 2017 and $84.4 million at December 31, 2016, and the estimated fair value of our Convertible Notes due 2021 was $113.9 million at March 31, 2017 and $110.5 million at December 31, 2016, based on quoted market prices at these respective dates.
Note 8 – Income Taxes
The provision for income taxes for the first quarter of 2017 was a $1.1 million expense compared to a $5.3 million benefit for the first quarter of 2016. In both periods, the provision for income taxes was negatively impacted by pre-tax losses in certain international jurisdictions, most notably Australia, for which the recording of a tax benefit is not permitted.
We file income tax returns in the United States and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2012 and for substantially all foreign jurisdictions for years prior to 2008. We are currently under examination by the United States federal tax authorities for tax years 2014 and 2015 and by the State of Texas for tax years 2012 through 2015. In April 2017, we received a notice of proposed adjustment from the United States Internal Revenue Service (“IRS”) related to a deduction claimed on our 2015 income tax return associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary. Our response to the IRS is due in May 2017. We believe our tax position is properly reported in accordance with applicable U.S. tax laws and regulations and intend to vigorously defend our position. In addition, we are under examination by various tax authorities in other countries and certain foreign jurisdictions have challenged the amount of taxes due for certain tax periods. These audits are in various stages of completion. We fully cooperate with all audits, but defend existing positions vigorously.
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
Escrow Claims Related to the Sale of the Environmental Services Business
Under the terms of the March 2014 sale of our previous Environmental Services business to Ecoserv, LLC (“Ecoserv”), $8.0 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the sale agreement. For the amount withheld in escrow, $4.0 million was scheduled for release to Newpark at each of the nine-month and 18-month anniversary of the closing. In December 2014, we received a letter from Ecoserv asserting that we had breached certain representations and warranties contained in the sale agreement, including failing to disclose operational problems and service work performed on injection/disposal wells and increased barge rental costs. The letter said that Ecoserv expected the damages associated with these claims to exceed the escrow amount. Following a further exchange of letters, in July of 2015 we filed an action against Ecoserv in state court in Harris County, Texas, seeking release of the escrow funds. Thereafter, Ecoserv filed a counterclaim seeking recovery in excess of the escrow funds based on the alleged breach of representations and covenants in the sale agreement. Ecoserv also alleges that we committed fraud in connection with the sale transaction. Ecoserv opposed Newpark's motion to have the case tried before the judge (without a jury) as provided for in the sale agreement and sought to have our counsel disqualified from the case. The court ruled in our favor on both matters. Recent discovery in the case has provided more information about Ecoserv's claims, which include, among other things, alleged inadequate disclosures regarding the condition of a disposal cavern (at the time of the execution of the sale agreement and again at closing) and the lack of appropriate reserves/accruals/provisions in the financial statements of the business relating to certain regulatory obligations (such as plug and abandonment costs for injection wells and costs associated with a solids drying facility). Ecoserv is seeking to use a damage model for most of its damages based on its calculation of the difference between (a) the value of the business at closing, and (b) the sales price ($100.0 million), and has claimed damages of approximately $20.0 million. The case is currently scheduled for trial in August 2017. While there can be no certainty regarding the outcome of a trial, we strongly disagree with Ecoserv's position on their contract and fraud claims and calculation of damages. We also believe that the sale agreement both limits the amount of any recoverable damages and precludes most of the damages Ecoserv asserts for breach of the sale agreement. Based on our defenses, a loss is not considered probable at this time and no liability for any such loss has been recorded. We intend to vigorously defend our position while pursuing release of the entire $8.0 million in escrow. Litigation expenses related to this matter are included in corporate office expenses in operating income.
Note 10 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	First Quarter
(In thousands)	2017	2016
Revenues
Fluids systems	$136,050	$98,651
Mats and integrated services	22,641	15,893
Total Revenues	$158,691	$114,544

Operating Income (Loss)
Fluids systems	$6,352	$(15,207)
Mats and integrated services	6,402	3,736
Corporate office	(9,008)	(7,354)
Operating Income (Loss)	$3,746	$(18,825)
As a result of the declines in industry activity in North America in 2015 and early 2016, we executed cost reduction programs including workforce reductions, reduced discretionary spending, and beginning in March 2016, a temporary salary reduction for a significant number of North American employees, including executive officers, suspension of the Company’s matching contribution to the U.S. defined contribution plan as well as a reduction in cash compensation paid to our Board of Directors in order to further align our cost structure to activity levels. These actions resulted in charges for employee termination costs as shown in the table below:

First Quarter
(In thousands)	2016
Cost of revenues	$2,705
Selling, general and administrative expenses	731
Total employee termination costs	$3,436

Fluids systems	$3,181
Mats and integrated services	159
Corporate office	96
Total employee termination costs	$3,436
The temporary reductions in salaries, suspension of the Company's matching contribution to the U.S. defined contribution plan and reduction in cash compensation paid to our Board of Directors are being lifted in the second quarter of 2017.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2016. Our first quarter represents the three-month period ended March 31. Unless otherwise stated, all currency amounts are stated in U.S. dollars.
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
Beginning in the fourth quarter of 2014 and continuing through early 2016, the price of oil declined dramatically from the price levels in recent years. As a result, E&P drilling activity significantly declined in North America and many global markets over this period. While oil prices and drilling activity have improved from the lows reached in early 2016, both oil price and activity levels remain significantly lower than pre-downturn levels. Rig count data is the most widely accepted indicator of drilling activity. Average North America rig count data for the first quarter of 2017 as compared to the first quarter of 2016 is as follows:

	First Quarter		2017 vs 2016
	2017	2016	Count	%
U.S. Rig Count	742	551	191	35%
Canadian Rig Count	295	173	122	71%
North America	1,037	724	313	43%
_______________________________________________________
Source: Baker Hughes Incorporated
In the first quarter of 2017, North America activity levels continued to improve from the lows reached in the second quarter of 2016, resulting in our strongest quarter for North American revenues and operating results in nearly two years. As of April 21, 2017, the U.S. and Canadian rig counts were 857 and 99, respectively, with the Canadian rig count reflecting the normal seasonal impact of spring break up. With the improvement in rig counts, average activity levels for the remainder of 2017 are expected to be meaningfully higher than 2016.
Outside of North America, drilling activity is generally more stable as drilling activity in many countries is based upon longer term economic projections and multiple year drilling programs, which tends to reduce the impact of short term changes in commodity prices on overall drilling activity. While drilling activity in certain of our international markets (including Brazil and Australia) has declined in recent years, our international activities have remained relatively stable. This stability is primarily driven by new contract awards, including those described below, which include geographical expansion into new markets as well as market share gains in existing markets.
Our Fluids Systems segment, which generated 86% of consolidated revenues in the first quarter of 2017, provides customized drilling fluid solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.
International expansion is a key element of our Fluids Systems strategy, which in recent years, has helped to stabilize revenues as the North America oil and gas exploration activities have declined sharply. Significant international contract awards in recent years include:

•	A five year contract with Kuwait Oil Company (“Kuwait”) to provide drilling fluids and related services for land operations. Work under this contract began in the second half of 2014.

•
Lot 1 and Lot 3 of a restricted tender by Sonatrach to provide drilling fluids and related services, which expanded our market share with Sonatrach in Algeria. Work under this three-year contract began in the second quarter of 2015, with activity levels ramping up during the second half of 2015 and early 2016. Revenues under this contract represented approximately 9% and 15% of our consolidated revenues in the first quarter of 2017 and 2016, respectively.

•
A contract with Total S.A. to provide drilling fluids and related services for an exploratory ultra-deepwater well in Block 14 of offshore Uruguay. This project began in March 2016 and was completed in the second quarter of 2016.

•	A two-year contract with Shell Oil in Albania to provide drilling fluids and related services for onshore drilling activity. Work under this contract started late in the second quarter of 2016.
Within the U.S. operations of our Fluids Systems segment, we have invested approximately $40 million to significantly expand existing capacity and upgrade the drilling fluids blending, storage, and transfer capabilities in Fourchon, Louisiana, providing us with the required capabilities to serve customers in the Gulf of Mexico deepwater market. This project is part of our Fluids Systems strategy to penetrate the Gulf of Mexico deepwater market and was substantially completed in the second quarter of 2017. Capital expenditures related to the Fourchon expansion totaled $3.9 million in the first quarter of 2017.
Our Mats and Integrated Services segment, which generated 14% of consolidated revenues in the first quarter of 2017, provides composite mat rentals, well site construction and related site services to oil and gas customers. In addition, mat rental and services activity has expanded in other markets, including electrical transmission & distribution, pipeline, solar, petrochemical and construction industries across the U.S., Canada and Europe. We also sell composite mats to customers outside of the U.S. and to domestic customers outside of the oil and gas exploration market. Following our efforts in recent years to diversify our customer base, revenues from end-markets other than oil and gas exploration represented over half of our segment revenues in the first quarter of 2017 and 2016.
First Quarter of 2017 Compared to First Quarter of 2016
Consolidated Results of Operations
Summarized results of operations for the first quarter of 2017 compared to the first quarter of 2016 are as follows:

	First Quarter		2017 vs 2016
(In thousands)	2017	2016	$	%
Revenues	$158,691	$114,544	$44,147	39%
Cost of revenues	129,590	111,573	18,017	16%
Selling, general and administrative expenses	25,397	23,492	1,905	8%
Other operating income, net	(42)	(1,696)	1,654	(98)%
Operating income (loss)	3,746	(18,825)	22,571	NM

Foreign currency exchange (gain) loss	392	(455)	847	NM
Interest expense, net	3,218	2,081	1,137	55%
Gain on extinguishment of debt	—	(1,894)	1,894	NM
Income (loss) from operations before income taxes	136	(18,557)	18,693	NM

Provision (benefit) for income taxes	1,119	(5,257)	6,376	NM
Net loss	$(983)	$(13,300)	$12,317	93%
Revenues
Revenues increased 39% to $158.7 million for the first quarter of 2017, compared to $114.5 million for the first quarter of 2016. This $44.1 million increase includes a $41.7 million (66%) increase in revenues in North America, comprised of a $35.0 million increase in our Fluids Systems segment and a $6.7 million increase in the Mats and Integrated Services segment. Revenues from our international operations increased by $2.4 million (5%), primarily driven by activity gains in our EMEA region. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues
Cost of revenues increased 16% to $129.6 million for the first quarter of 2017, compared to $111.6 million for the first quarter of 2016. This increase was primarily driven by the increase in revenues, partially offset by the benefits of cost reduction programs executed in 2016. In addition, the first quarter of 2016 included $2.7 million of employee severance costs which did not recur in the first quarter of 2017. The 16% increase in cost of revenues, as compared to the 39% increase in revenues, was primarily attributable to our North American Fluids Systems business, which contains substantial levels of fixed costs, including significant facility and personnel expenses. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $1.9 million to $25.4 million for the first quarter of 2017 from $23.5 million for the first quarter of 2016. The increase is primarily attributable to an increase in performance-based incentive compensation and elevated spending related to legal matters and strategic planning efforts. These increases were partially offset by a $0.7 million decrease from employee severance costs which did not recur in the first quarter of 2017.
Other operating income, net
Other operating income generated in each period is primarily attributable to gains recognized on the sale of assets.
Foreign currency exchange
Foreign currency exchange was a $0.4 million loss for the first quarter of 2017 compared to a $0.5 million gain for the first quarter of 2016, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense totaled $3.2 million for the first quarter of 2017 compared to $2.1 million for the first quarter of 2016. The increase was primarily attributable to $1.0 million of non-cash amortization of debt discount in the first quarter of 2017 associated with the Convertible Notes due 2021 which were issued in December 2016. See “Note 7 – Financing Arrangements and Fair Value of Financial Instruments” for further discussion of the accounting treatment for the Convertible Notes due 2021.
Gain on extinguishment of debt
The $1.9 million gain in the first quarter 2016 relates to the repurchase of $11.2 million of our Convertible Notes due 2017 in the open market for $9.2 million. The net gain represents the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs.
Provision for income taxes
The provision for income taxes for the first quarter of 2017 was a $1.1 million expense compared to a $5.3 million benefit for the first quarter of 2016. In both periods, the provision for income taxes was negatively impacted by pre-tax losses in certain international jurisdictions, most notably Australia, for which the recording of a tax benefit is not permitted.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter		2017 vs 2016
(In thousands)	2017	2016	$	%
Revenues
Fluids systems	$136,050	$98,651	$37,399	38%
Mats and integrated services	22,641	15,893	6,748	42%
Total revenues	$158,691	$114,544	$44,147	39%

Operating income (loss)
Fluids systems	$6,352	$(15,207)	$21,559
Mats and integrated services	6,402	3,736	2,666
Corporate office	(9,008)	(7,354)	(1,654)
Operating income (loss)	$3,746	$(18,825)	$22,571

Segment operating margin
Fluids systems	4.7%	(15.4)%
Mats and integrated services	28.3%	23.5%

Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2017 vs 2016
(In thousands)	2017	2016	$	%
United States	$65,620	$37,384	$28,236	76%
Canada	19,655	12,884	6,771	53%
Total North America	85,275	50,268	35,007	70%
Latin America	9,060	8,509	551	6%
Total Western Hemisphere	94,335	58,777	35,558	60%

EMEA	40,508	38,248	2,260	6%
Asia Pacific	1,207	1,626	(419)	(26)%
Total Eastern Hemisphere	$41,715	$39,874	$1,841	5%

Total Fluids Systems	$136,050	$98,651	$37,399	38%
North American revenues increased 70% to $85.3 million for the first quarter of 2017 compared to $50.3 million for the first quarter of 2016. This increase in revenues is primarily attributable to the 43% increase in North American average rig count along with market share gains and higher customer spending per well in the first quarter of 2017 compared to the prior year.
Internationally, revenues increased 5% to $50.8 million for the first quarter of 2017 compared to $48.4 million for the first quarter of 2016. The increase is primarily attributable to the EMEA region, as a $3.7 million increase in revenue for Albania and Kuwait was partially offset by a $1.5 million decrease following the completion of customer drilling activity in the deepwater Black Sea, along with a $1.3 million negative impact of currency exchange.

Operating Income (Loss)
The Fluids Systems segment generated operating income of $6.4 million in the first quarter of 2017 compared to an operating loss of $15.2 million in the first quarter of 2016. The improvement in operating results includes a $16.9 million improvement from North American operations, largely attributable to the $35.0 million increase in revenues described above, along with a $3.2 million decrease in employee termination costs and the benefits of cost reduction programs executed in early 2016. Operating income from international operations increased $4.7 million, primarily attributable to the increase in revenues described above, improvements in product mix and the impact of cost reduction programs in the Latin America and Asia Pacific regions.
As noted above, after reaching a low point in the second quarter of 2016, North American drilling activity steadily improved through the first quarter of 2017. As such, we expect average drilling activity levels in the remainder of 2017 to be higher than 2016, but remain below the average levels in 2015. While we expect North American operating results to improve in 2017 compared to 2016 in connection with the ongoing improvement in North American land activity levels and our ability to penetrate the Gulf of Mexico deepwater market, activity levels remain subject to the level and stability of commodity prices. Outside of North America, improvements in operating results will largely depend on further recovery in commodity prices.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2017 vs 2016
(In thousands)	2017	2016	$	%
Mat rental and services	$19,361	$14,969	$4,392	29%
Mat sales	3,280	924	2,356	255%
Total	$22,641	$15,893	$6,748	42%
Mat rental and services revenues for the first quarter of 2017 increased $4.4 million compared to the first quarter of 2016. This increase is primarily attributable to increased rental activities with E&P customers in the U.S. Northeast region, the segment's largest E&P rental market, as well as a $1.7 million benefit from the final resolution with a customer related to mats destroyed on a well-site rental project.
Revenues from mat sales were $3.3 million for the first quarter of 2017 compared to $0.9 million for the first quarter of 2016. Revenues from mat sales have typically fluctuated based on the timing of mat orders from customers.
Operating Income
Segment operating income increased by $2.7 million to $6.4 million for the first quarter of 2017 as compared to $3.7 million for the first quarter of 2016, attributable to increases in both rental and services revenues and mat sales as described above.
We completed the expansion of our mat manufacturing facility in 2015, significantly increasing our production capacity. While the expansion project relieved production capacity constraints that previously limited our revenues, lower drilling activity for our E&P customers has reduced demand for our products and services. While we expect our North American E&P markets to continue to recover in 2017, our manufacturing facility remains well below historical production levels and the business contains substantial levels of fixed costs, including significant facility and personnel expenses. As such, improvements in segment operating margins will depend on the level of customer demand and the competitive pricing environment in 2017, as well as our ability to further expand into applications in other markets.
Corporate Office
Corporate office expenses increased $1.7 million to $9.0 million for the first quarter of 2017, compared to $7.4 million for the first quarter of 2016. The increase is primarily attributable to an increase in performance-based incentive compensation and elevated spending related to legal matters and strategic planning efforts.

Liquidity and Capital Resources
Net cash used in operating activities during the first quarter of 2017 totaled $11.4 million compared to $2.9 million during the first quarter of 2016. The decrease in operating cash flow is due to increases in working capital, primarily trade accounts receivable associated with the 2017 increase in revenues, partially offset by the improvement in operating results in the first quarter of 2017 compared to the first quarter of 2016. During the first quarter of 2017, net loss adjusted for non-cash items provided cash of $9.9 million, while changes in working capital used $21.3 million of cash.
Net cash used in investing activities during the first quarter of 2017 was $7.0 million including capital expenditures of $7.3 million. Capital expenditures during the first quarter of 2017 included $6.3 million in the Fluids Systems segment, including $3.9 million related to the facility upgrade and expansion of our Fourchon, Louisiana facility. The Mats and Integrated Services segment capital expenditures totaled $0.6 million during the first quarter of 2017.
Net cash used in financing activities during the first quarter of 2017 was $0.4 million.
As of March 31, 2017, we had cash on-hand of $69.9 million, of which $45.3 million resides within our international subsidiaries that we intend to leave permanently reinvested abroad. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. In addition, we expect total 2017 capital expenditures to range between $15.0 million to $20.0 million. In the second quarter of 2017, we expect to receive a cash refund for income taxes of approximately $37 million from filing a carryback claim for the U.S. federal tax losses incurred in 2016. In addition, availability under our ABL Facility, subject to covenant compliance and certain restrictions as discussed further below, also provides additional liquidity. Availability under the ABL Facility was $90.0 million as of March 31, 2017 and will fluctuate directionally based on the level of eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet.
We expect our available cash on-hand, cash generated by operations, including U.S. income tax refunds, and estimated availability under our ABL Facility to be adequate to fund current operations during the next 12 months and the payments due upon the maturity of our Convertible Notes due 2017 as discussed further below.
Our capitalization is as follows:

(In thousands)	March 31, 2017	December 31, 2016
Convertible Notes due 2017	$83,256	$83,256
Convertible Notes due 2021	100,000	100,000
ABL Facility	—	—
Other debt	9	380
Unamortized discount and debt issuance costs	(26,243)	(27,368)
Total debt	157,022	156,268

Stockholder's equity	505,393	500,543
Total capitalization	$662,415	$656,811

Total debt to capitalization	23.7%	23.8%
Convertible Notes due 2017. In September 2010, we issued $172.5 million of unsecured convertible senior notes (“Convertible Notes due 2017”) that mature on October 1, 2017, of which, $83.3 million aggregate principal amount remains outstanding at March 31, 2017. The notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the notes will be settled in shares of our common stock. We may not redeem the notes prior to their maturity date. In 2016, we repurchased $89.3 million aggregate principal amount of our Convertible Notes due 2017 for $87.3 million and recognized a net gain of $1.6 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs. We intend to use available cash on-hand, cash generated by operations, including U.S. income tax refunds, and estimated availability under our ABL Facility to repay the remaining Convertible Notes due 2017.

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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of March 31, 2017, the notes were not convertible.
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
In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. We estimated the fair value of the debt component of the notes to be $75.2 million at the issuance date, assuming a 10.5% non-convertible borrowing rate. The carrying amount of the equity component was determined to be approximately $24.8 million by deducting the fair value of the debt component from the principal amount of the notes, and was recorded as an increase to additional paid-in capital, net of the related deferred tax liability of $8.7 million. The excess of the principal amount of the debt component over its carrying amount (the “debt discount”) is being amortized as interest expense over the term of the notes using the effective interest method. See “Note 7 - Financing Arrangements and Fair Value of Financial Instruments” for further discussion of the accounting treatment for the Convertible Notes due 2021.
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
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement (the “ABL Facility”) which replaced the terminated Credit Agreement. In February 2017, we amended the ABL Facility primarily to incorporate the Convertible Notes due 2021 that were issued in December 2016 as well as other administrative matters. The ABL Facility provides financing of up to $90.0 million available for borrowings (inclusive of letters of credit) and subject to certain conditions, can be increased to a maximum capacity of $150.0 million. The ABL Facility terminates on March 6, 2020; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the credit facility to June 30, 2017 if, prior to such date, the Convertible Notes due 2017 have not either been repurchased, redeemed, converted or we have not provided sufficient funds to an escrow agent to repay the Convertible Notes due 2017 in full on their maturity date. For this purpose, funds may be provided in cash to an escrow agent or a combination of cash to an escrow agent and the assignment of a portion of availability under the ABL Facility. The ABL Facility requires compliance with a minimum fixed charge coverage ratio and minimum unused availability of $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the Convertible Notes due 2017.

Borrowing availability under the ABL Facility is calculated based on eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation shall also include the amount of eligible pledged cash. The lender may establish reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment. As of March 31, 2017, we had no borrowings outstanding under the ABL Facility with a total borrowing base availability of $90.0 million.
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 225 to 350 basis points for LIBOR borrowings, and 125 to 250 basis points with respect to base rate borrowings, based on our consolidated EBITDA, ratio of debt to consolidated EBITDA, and consolidated fixed charge coverage ratio, each as defined in the ABL Facility. As of March 31, 2017, the applicable margin for borrowings under our ABL Facility is 350 basis points with respect to LIBOR borrowings and 250 basis points with respect to base rate borrowings. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 37.5 to 62.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of March 31, 2017 was 62.5 basis points.
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
Other Debt. Our foreign subsidiaries in Italy and India maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. In December 2016, we terminated our revolving line of credit in Brazil and repaid the outstanding balance. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. We had no outstanding balances under these arrangements at March 31, 2017 and December 31, 2016.
At March 31, 2017, we had letters of credit issued and outstanding which totaled $6.0 million that are collateralized by $6.5 million in restricted cash.  Additionally, our foreign operations had $11.4 million outstanding in letters of credit and other guarantees, primarily issued under the line of credit in Italy as well as certain letters of credit that are collateralized by $0.9 million in restricted cash. At March 31, 2017 and December 31, 2016, total restricted cash of $7.5 million and $7.4 million, respectively, was included in other current assets in the accompanying balance sheet.
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
For additional discussion of our critical accounting estimates and policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016. Our critical accounting policies have not materially changed since December 31, 2016.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
At March 31, 2017, we had total debt outstanding of $183.3 million, including $83.3 million of borrowings under our Convertible Notes due 2017 and $100 million of borrowing under our Convertible Notes due 2021, both of which bear interest at a fixed rate of 4.0%. We did not have any variable rate debt outstanding at March 31, 2017. Borrowings under our ABL Facility are subject to a variable interest rate as determined by the credit agreement. At March 31, 2017, no borrowings were outstanding under the ABL Facility.
Foreign Currency
Our principal foreign operations are conducted in certain areas of EMEA, Canada, Latin America, and Asia Pacific. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate including European euros, British pounds, Algerian dinar, Romanian new leu, Canadian dollars, Brazilian reais and Australian dollars. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.

ITEM 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2017, the end of the period covered by this quarterly report.
Changes in internal control over financial reporting
There has been no change in internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 1.	Legal Proceedings
Escrow Claims Related to the Sale of the Environmental Services Business
Newpark Resources, Inc. v. Ecoserv, LLC. On July 13, 2015, we filed a declaratory action in the District Court in Harris County, Texas (80th Judicial District) seeking release of $8.0 million of funds placed in escrow by Ecoserv in connection with its purchase of our Environmental Services business. Ecoserv has filed a counterclaim asserting that we breached certain representations and covenants contained in the purchase/sale agreement including, among other things, the condition of certain assets. In addition, Ecoserv has alleged that Newpark committed fraud in connection with the sale transaction.
Under the terms of the March 2014 sale of the Environmental Services business to Ecoserv, $8.0 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the sale agreement. For the amount withheld in escrow, $4.0 million was scheduled for release to Newpark at each of the nine-month and 18-month anniversary of the closing. In December 2014, we received a letter from Ecoserv asserting that we had breached certain representations and warranties contained in the sale agreement, including failing to disclose operational problems and service work performed on injection/disposal wells and increased barge rental costs. The letter said that Ecoserv expected the damages associated with these claims to exceed the escrow amount. Following a further exchange of letters, in July of 2015 we filed the action against Ecoserv referenced above. Ecoserv opposed Newpark's motion to have the case tried before the judge (without a jury) as provided for in the sale agreement and sought to have our counsel disqualified from the case. The court ruled in our favor on both matters. Recent discovery in the case has provided more information about Ecoserv's claims, which include, among other things, alleged inadequate disclosures regarding the condition of a disposal cavern (at the time of the execution of the sale agreement and again at closing) and the lack of appropriate reserves/accruals/provisions in the financial statements of the business relating to certain regulatory obligations (such as plug and abandonment costs for injection wells and costs associated with a solids drying facility). Ecoserv is seeking to use a damage model for most of its damages based on its calculation of the difference between (a) the value of the business at closing, and (b) the sales price ($100.0 million), and has claimed damages of approximately $20.0 million. The case is currently scheduled for trial in August 2017. While there can be no certainty regarding the outcome of a trial, we strongly disagree with Ecoserv's position on their contract and fraud claims and calculation of damages. We also believe that the sale agreement both limits the amount of any recoverable damages and precludes most of the damages Ecoserv asserts for breach of the sale agreement. Based on our defenses, a loss is not considered probable at this time and no liability for any such loss has been recorded. We intend to vigorously defend our position while pursuing release of the entire $8.0 million in escrow.

ITEM 1A.	Risk Factors
There have been no material changes during the period ended March 31, 2017 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10‑K for the year ended December 31, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	The following table details our repurchases of shares of our common stock, for the three months ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares and Convertible Senior Notes that May Yet be Purchased Under Plans or Programs
January 2017	—	$—	—	$33.5
February 2017	—	—	—	$33.5
March 2017	5,619	8.00	—	$33.5
Total	5,619	$8.00	—
(1) During the three months ended March 31, 2017, we purchased an aggregate of 5,619 shares surrendered in lieu of taxes under vesting of restricted shares.

Our Board of Directors has approved a repurchase program that authorizes us to purchase up to $100.0 million of our outstanding shares of common stock or outstanding Convertible Notes due 2017. The repurchase program has no specific term. We may repurchase shares or Convertible Notes due 2017 in the open market or as otherwise determined by management, subject to certain limitations under our ABL Facility and other factors. Repurchases are expected to be funded from operating cash flows and available cash on-hand. As part of the share repurchase program, the Company’s management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.
There were no share repurchases under the program during the first quarter of 2017 and 2016. In February 2016, we repurchased $11.2 million of our Convertible Notes due 2017 in the open market for $9.2 million. This repurchase was made under our existing Board authorized repurchase program discussed above. In addition, the Board separately authorized the repurchase of $78.1 million of Convertible Notes due 2017 in connection with the December 2016 issuance of $100.0 million of Convertible Notes due 2021. As of March 31, 2017, we had $33.5 million of authorization remaining under the program.
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
The exhibits listed in the accompanying “Exhibit Index” are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

NEWPARK RESOURCES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2017

NEWPARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Douglas L. White
Douglas L. White Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1
First Amendment to Credit Agreement dated February 21, 2017 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Mats and Integrated Services LLC, Excalibar Minerals LLC and Dura-Base Nevada, Inc., as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and a L/C Issuer, and the other Lenders party thereto, incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K filed on February 24, 2017 (SEC File No. 001-02960).

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