Form 10-Q
period 2017-06-30
NEWPARK RESOURCES INC
filed 2017-07-28
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
Yes                No     √
As of July 25, 2017, a total of 85,608,159 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017

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

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$68,237	$87,878
Receivables, net	230,193	214,307
Inventories	156,947	143,612
Prepaid expenses and other current assets	50,010	17,143
Total current assets	505,387	462,940

Property, plant and equipment, net	304,129	303,654
Goodwill	20,238	19,995
Other intangible assets, net	4,892	6,067
Deferred tax assets	2,388	1,747
Other assets	3,434	3,780
Total assets	$840,468	$798,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$85,879	$83,368
Accounts payable	82,302	65,281
Accrued liabilities	39,863	31,152
Total current liabilities	208,044	179,801

Long-term debt, less current portion	75,107	72,900
Deferred tax liabilities	36,070	38,743
Other noncurrent liabilities	6,943	6,196
Total liabilities	326,164	297,640

Commitments and contingencies (Note 10)

Common stock, $0.01 par value, 200,000,000 shares authorized and 100,881,208 and 99,843,094 shares issued, respectively	1,009	998
Paid-in capital	565,568	558,966
Accumulated other comprehensive loss	(55,384)	(63,208)
Retained earnings	130,285	129,873
Treasury stock, at cost; 15,321,316 and 15,162,050 shares, respectively	(127,174)	(126,086)
Total stockholders’ equity	514,304	500,543
Total liabilities and stockholders' equity	$840,468	$798,183

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Revenues	$183,020	$115,315	$341,711	$229,859
Cost of revenues	148,431	102,803	278,021	214,376
Selling, general and administrative expenses	26,630	21,435	52,027	44,927
Other operating income, net	(9)	(713)	(51)	(2,409)
Impairments and other charges	—	6,925	—	6,925
Operating income (loss)	7,968	(15,135)	11,714	(33,960)

Foreign currency exchange loss (gain)	534	(746)	926	(1,201)
Interest expense, net	3,441	3,022	6,659	5,103
Gain on extinguishment of debt	—	—	—	(1,894)
Income (loss) from operations before income taxes	3,993	(17,411)	4,129	(35,968)

Provision (benefit) for income taxes	2,361	(3,507)	3,480	(8,764)
Net income (loss)	$1,632	$(13,904)	$649	$(27,204)

Income (loss) per common share - basic:	$0.02	$(0.17)	$0.01	$(0.33)
Income (loss) per common share - diluted:	$0.02	$(0.17)	$0.01	$(0.33)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016

Net income (loss)	$1,632	$(13,904)	$649	$(27,204)

Foreign currency translation adjustments	5,269	(3,765)	7,824	869

Comprehensive income (loss)	$6,901	$(17,669)	$8,473	$(26,335)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2015	$994	$533,746	$(58,276)	$171,788	$(127,993)	$520,259
Net loss	—	—	—	(27,204)	—	(27,204)
Employee stock options, restricted stock and employee stock purchase plan	3	(1,199)	—	(828)	1,226	(798)
Stock-based compensation expense	—	5,613	—	—	—	5,613
Income tax effect, net, of employee stock related activity	—	(1,052)	—	—	—	(1,052)
Foreign currency translation	—	—	869	—	—	869
Balance at June 30, 2016	$997	$537,108	$(57,407)	$143,756	$(126,767)	$497,687

Balance at December 31, 2016	$998	$558,966	$(63,208)	$129,873	$(126,086)	$500,543
Net income	—	—	—	649	—	649
Employee stock options, restricted stock and employee stock purchase plan	11	728	—	(237)	(1,088)	(586)
Stock-based compensation expense	—	5,874	—	—	—	5,874
Foreign currency translation	—	—	7,824	—	—	7,824
Balance at June 30, 2017	$1,009	$565,568	$(55,384)	$130,285	$(127,174)	$514,304

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$649	$(27,204)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Impairments and other non-cash charges	—	8,617
Depreciation and amortization	19,244	19,201
Stock-based compensation expense	5,874	5,613
Provision for deferred income taxes	(3,672)	546
Net provision for doubtful accounts	1,412	1,582
Gain on sale of assets	(1,266)	(1,841)
Gain on extinguishment of debt	—	(1,894)
Amortization of original issue discount and debt issuance costs	2,679	796
Change in assets and liabilities:
(Increase) decrease in receivables	(48,612)	18,006
(Increase) decrease in inventories	(10,500)	18,981
Increase in other assets	(2,773)	(3,000)
Increase (decrease) in accounts payable	15,590	(20,720)
Increase in accrued liabilities and other	43,685	1,143
Net cash provided by operating activities	22,310	19,826

Cash flows from investing activities:
Capital expenditures	(16,644)	(26,652)
Increase in restricted cash	(29,765)	(22)
Proceeds from sale of property, plant and equipment	1,222	2,553
Net cash used in investing activities	(45,187)	(24,121)

Cash flows from financing activities:
Borrowings on lines of credit	—	4,268
Payments on lines of credit	—	(5,034)
Purchase of Convertible Notes due 2017	—	(9,206)
Debt issuance costs	(335)	(1,707)
Other financing activities	2,333	2,170
Proceeds from employee stock plans	1,517	4
Purchases of treasury stock	(2,382)	(1,093)
Net cash provided by (used in) financing activities	1,133	(10,598)

Effect of exchange rate changes on cash	2,103	903

Net decrease in cash and cash equivalents	(19,641)	(13,990)
Cash and cash equivalents at beginning of year	87,878	107,138
Cash and cash equivalents at end of period	$68,237	$93,148

Cash paid (received) for:
Income taxes (net of refunds)	$(31,637)	$(22,010)
Interest	$4,043	$4,143
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. Our fiscal year end is December 31, our second quarter represents the three-month period ended June 30 and our first half represents the six-month period ended June 30. The results of operations for the second quarter and first half of 2017 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly present our financial position as of June 30, 2017, and our results of operations for the second quarter and first half of 2017 and 2016 and our cash flows for the first half of 2017 and 2016. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2016 is derived from the audited consolidated financial statements at that date.
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
The most significant impact of adopting this new guidance is the required change in accounting for excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to share-based compensation. Beginning in the first quarter of 2017, such windfalls and shortfalls are now reflected in the consolidated statements of operations as a discrete tax benefit or discrete tax expense, respectively, whereas previously, they were generally recognized in additional paid in capital on the condensed consolidated balance sheets. For the first half of 2017, we recognized $0.2 million of expense in the provision for income taxes related to net shortfall tax deficiencies from share-based payments. For the first half of 2016, $1.1 million of net shortfall tax deficiencies were recognized in additional paid-in capital.
The new guidance also impacts the calculation of diluted earnings per share. When applying the treasury stock method to share-based payment awards, entities shall no longer include tax windfalls or shortfalls when calculating assumed proceeds to determine the awards dilutive effect on earnings per share. The adoption of this guidance did not materially impact our diluted earnings per share in each of the periods presented.
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
Standards not yet adopted
Revenue Recognition: In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for us in the first quarter of 2018. The amendments are to be applied using a retrospective or modified retrospective approach. As part of our assessment work to date, we have formed an implementation work team and conducted preliminary assessments of the new guidance across a majority of our revenue streams. While we have not fully completed our evaluation of the impacts of these amendments, we currently anticipate that the adoption will not have a material impact on the timing or amounts of revenue recognized in our consolidated financial statements; however, we anticipate incremental disclosures to be included in our consolidated financial statements regarding our revenue recognition policies and related amounts. We currently anticipate adopting the new guidance utilizing the modified retrospective method with the cumulative effect recognized as of our adoption date, January 1, 2018.
Leases: In February 2016, the FASB issued updated guidance regarding accounting for leases. The new accounting standard provides principles for the recognition, measurement, presentation and disclosure of leases and requires lessees to recognize both assets and liabilities arising from financing and operating leases. The classification as either a financing or operating lease will determine whether lease expense is recognized based on an effective interest method basis or on a straight-line basis over the term of the lease, respectively. The new guidance is effective for us in the first quarter of 2019 with early adoption permitted. Based on our current lease portfolio, we anticipate the new guidance will require us to reflect additional assets and liabilities in our consolidated balance sheet; however, we have not yet completed an estimation of such amount and we are still evaluating the overall impact of the new guidance on our consolidated financial statements.
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
Restricted Cash Presentation: In November 2016, the FASB issued updated guidance that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for us in the first quarter of 2018 with early adoption permitted and should be applied using a retrospective transition method to each period presented. At June 30, 2017 and December 31, 2016, we had $37.1 million and $7.4 million of restricted cash included in prepaid expenses and other current assets in the accompanying balance sheet. In June 2017, we increased our restricted cash balance by depositing $30.1 million of cash with an escrow agent in preparation for the October 2017 maturity of the unsecured convertible senior notes. See “Note 8 - Financing Arrangements and Fair Value of Financial

Instruments” for additional information. We are continuing to evaluate the impact of the new guidance on the presentation of our consolidated financial statements.
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
Note 3 – Earnings per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	Second Quarter		First Half
(In thousands, except per share data)	2017	2016	2017	2016
Numerator
Basic - net income (loss)	$1,632	$(13,904)	$649	$(27,204)
Assumed conversions of Convertible Notes due 2017	—	—	—	—
Diluted - adjusted net income (loss)	$1,632	$(13,904)	$649	$(27,204)

Denominator
Basic - weighted average common shares outstanding	84,653	83,457	84,404	83,358
Dilutive effect of stock options and restricted stock awards	2,662	—	2,695	—
Dilutive effect of Convertible Notes due 2017	—	—	—	—
Dilutive effect of Convertible Notes due 2021	—	—	—	—
Diluted - weighted average common shares outstanding	87,315	83,457	87,099	83,358

Net income (loss) per common share
Basic	$0.02	$(0.17)	$0.01	$(0.33)
Diluted	$0.02	$(0.17)	$0.01	$(0.33)
We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Second Quarter		First Half
(In thousands)	2017	2016	2017	2016
Stock options and restricted stock-based awards	2,464	7,220	2,381	6,742
Convertible Notes due 2017	7,569	14,666	7,569	14,973
Convertible Notes due 2021	—	—	—	—

The Convertible Notes due 2021 will not impact the calculation of diluted net income per share unless the average price of our common stock, as calculated in accordance with the terms of the indenture governing the Convertible Notes due 2021, exceeds the conversion price of $9.33 per share. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Convertible Notes due 2021 as further described in Note 8 below. If converted, we currently intend to settle the principal amount of the notes in cash and as a result, only the amounts payable in excess of the principal amount of the notes, if any, are assumed to be settled with shares of common stock for purposes of computing diluted net income.
Note 4 – Stock-Based and Other Long Term Incentive Compensation
During the second quarter of 2017, our stockholders approved an amendment to the 2015 Employee Equity Incentive Plan (“2015 Plan”) to increase the number of shares authorized for issuance under the 2015 Plan from 7,800,000 to 9,800,000 shares. At June 30, 2017, 1,856,515 shares remained available for award under the 2015 plan.
During the second quarter of 2017, the Compensation Committee of our Board of Directors approved equity-based compensation to executive officers and other key employees. The awards included a grant of 747,661 shares of restricted stock units which will primarily vest in equal installments over a three-year period. Non-employee directors received shares of restricted stock totaling 98,714 shares, which will vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant date. The weighted average fair value on the date of grant for all of these awards was $7.80 per share.
The Compensation Committee also approved the issuance of cash-settled awards during the second quarter of 2017, including $5.3 million of time-based cash awards and a target amount of $1.3 million of performance-based cash awards. The time-based cash awards were granted to executive officers and other key employees and primarily vest in equal installments over a three-year period. The performance-based cash awards were granted to executive officers and will be settled in cash based on the relative ranking of the Company’s total shareholder return (“TSR”) as compared to the TSR of the Company’s designated peer group for 2017. The performance period began June 1, 2017 and ends May 31, 2020, with the ending TSR price being equal to the average closing price of our shares over the 30-calendar days ending May 31, 2020 with the cash payout for each executive ranging from 0% to 150% of target. The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the performance-based cash awards is remeasured each period using a Monte-Carlo valuation model with changes in fair value recognized in the consolidated statement of operations.
Note 5 – Repurchase Program
Our Board of Directors has approved a repurchase program that authorizes us to purchase up to $100.0 million of our outstanding shares of common stock or outstanding Convertible Notes due 2017. The repurchase program has no specific term. We may repurchase shares or Convertible Notes due 2017 in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility (as defined in Note 8 below) and other factors. Repurchases are expected to be funded from operating cash flows and available cash on-hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. There were no shares repurchased during the first half of 2017 and 2016.
In February 2016, we repurchased $11.2 million of our Convertible Notes due 2017 in the open market for $9.2 million and recognized a net gain of $1.9 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs. This repurchase was made under the existing Board authorized repurchase program discussed above. In addition, the Board separately authorized the repurchase of $78.1 million of Convertible Notes due 2017 in connection with the December 2016 issuance of $100.0 million of Convertible Notes due 2021. As of June 30, 2017, we had $33.5 million of authorization remaining under the program.
Note 6 – Receivables
Receivables consisted of the following:

(In thousands)	June 30, 2017	December 31, 2016
Gross trade receivables	$218,335	$162,569
Allowance for doubtful accounts	(9,813)	(8,849)
Net trade receivables	208,522	153,720
Income tax receivables	3,677	39,944
Other receivables	17,994	20,643
Total receivables, net	$230,193	$214,307

Gross trade receivables increased $55.8 million, or 34%, to $218.3 million at June 30, 2017 from $162.6 million at December 31, 2016 primarily due to the increase in revenues in 2017.
At December 31, 2016, income tax receivables included approximately $38.0 million related to the carryback refund claims primarily for our U.S. federal tax losses incurred in 2016, substantially all of which was received in the second quarter of 2017.
Other receivables includes $9.6 million and $11.5 million for value added, goods and service taxes related to foreign jurisdictions as of June 30, 2017 and December 31, 2016, respectively. In addition, other receivables includes $8.0 million at June 30, 2017 and December 31, 2016 in connection with the March 2014 sale of the Environmental Services business that is held in escrow associated with transaction representations, warranties and indemnities. In December 2014, the buyer made certain claims for indemnification under the terms of the sale agreement, which defers the release of the escrow funds until such claims are resolved. Further discussion of the buyer’s claims and related litigation is contained in Note 10 below.
Customer Revenue Concentration. Revenue from Sonatrach, our primary customer in Algeria, was less than 10% and approximately 15% of consolidated revenues in the first half of 2017 and 2016, respectively.
Note 7 – Inventories
Inventories consisted of the following:

(In thousands)	June 30, 2017	December 31, 2016
Raw materials:
Drilling fluids	$123,162	$115,399
Mats	1,092	1,137
Total raw materials	124,254	116,536
Blended drilling fluids components	28,709	23,762
Finished goods - mats	3,984	3,314
Total inventory	$156,947	$143,612
Raw materials consist primarily of barite, chemicals, and other additives that are consumed in the production of our drilling fluid systems. Our blended drilling fluids components consist of base drilling fluid systems that have been either mixed internally at our mixing plants or purchased from third-party vendors. These base systems require raw materials to be added, as needed to meet specified customer requirements.
Note 8 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

(In thousands)	June 30, 2017			December 31, 2016
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Convertible Notes due 2017	83,256	(89)	83,167	83,256	(268)	82,988
Convertible Notes due 2021	100,000	(24,893)	75,107	100,000	(27,100)	72,900
ABL Facility	—	—	—	—	—	—
Other debt	2,712	—	2,712	380	—	380
Total debt	185,968	(24,982)	160,986	183,636	(27,368)	156,268
Less: current portion	(85,968)	89	(85,879)	(83,636)	268	(83,368)
Long-term debt	100,000	(24,893)	75,107	100,000	(27,100)	72,900
Convertible Notes due 2017. In September 2010, we issued $172.5 million of unsecured convertible senior notes (“Convertible Notes due 2017”) that mature on October 1, 2017, of which, $83.3 million aggregate principal amount remains outstanding at June 30, 2017. The notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the notes will be settled in shares of our common stock. We may not redeem the notes prior to their maturity date.
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
Holders may convert the notes at their option at any time prior to the close of business on the business day immediately preceding June 1, 2021, only under the following circumstances:

•
during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (regardless of whether consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the notes in effect on each applicable trading day;

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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of June 30, 2017, the notes were not convertible.
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
We allocated transaction costs related to the issuance of the notes, including underwriting discounts, of $0.9 million and $2.6 million to the equity and debt components, respectively. Issuance costs attributable to the equity component were netted against the equity component recorded in additional paid-in capital. The amount of the equity component was $15.2 million at the time of issuance (net of issuance costs and the deferred tax liability related to the conversion feature) and is not remeasured as long as it continues to meet the conditions for equity classification.
The $2.6 million of issuance costs attributable to the debt component were netted against long-term debt and are being amortized to interest expense over the term of the notes using the effective interest method. As of June 30, 2017, the carrying amount of the debt component was $75.1 million, which is net of the unamortized debt discount and issuance costs of $22.5 million and $2.4 million, respectively. Including the impact of the debt discount and deferred debt issuance costs, the effective interest rate on the notes is approximately 11.3%. Based on the closing market price of our common stock on June 30, 2017, the if-converted value of the notes was less than the aggregate principal amount of the notes.
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

Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement (the “ABL Facility”) which replaced the terminated Credit Agreement. In February 2017, we amended the ABL Facility primarily to incorporate the Convertible Notes due 2021 that were issued in December 2016 as well as other administrative matters. The ABL Facility provides financing of up to $90.0 million available for borrowings (inclusive of letters of credit) and subject to certain conditions, can be increased to a maximum capacity of $150.0 million. The ABL Facility terminates on March 6, 2020; however, the ABL Facility had a springing maturity clause which required that we repurchase, redeem, convert or provide sufficient funds to an escrow agent by June 30, 2017 in order to repay the Convertible Notes due 2017 in full on their maturity date. We satisfied this requirement in June 2017 by depositing $30.1 million of cash with an escrow agent and designating $54.9 million of availability under the ABL Facility. As such, the maturity date of the ABL Facility remains March 6, 2020. The $30.1 million of restricted cash placed in escrow is included in prepaid expenses and other current assets in the accompanying balance sheet as of June 30, 2017.
Borrowing availability under the ABL Facility is calculated based on eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation shall also include the amount of eligible pledged cash. The lender may establish reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment. As of June 30, 2017, our total availability under the ABL Facility was $90.0 million, of which, $54.9 million was reserved for the repayment of the Convertible Notes due 2017, resulting in a net remaining availability of $35.1 million as of June 30, 2017.
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 225 to 350 basis points for LIBOR borrowings, and 125 to 250 basis points with respect to base rate borrowings, based on our consolidated EBITDA, ratio of debt to consolidated EBITDA, and consolidated fixed charge coverage ratio, each as defined in the ABL Facility. As of June 30, 2017, the applicable margin for borrowings under our ABL Facility was 350 basis points with respect to LIBOR borrowings and 250 basis points with respect to base rate borrowings. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 37.5 to 62.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of June 30, 2017 was 62.5 basis points.
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
Other Debt. Our foreign subsidiaries in Italy and India maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. In December 2016, we terminated our revolving line of credit in Brazil and repaid the outstanding balance. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. We had no outstanding loan balances under these arrangements at June 30, 2017 and December 31, 2016.
At June 30, 2017, we had letters of credit issued and outstanding which totaled $5.2 million that are collateralized by $5.6 million in restricted cash.  Additionally, our foreign operations had $16.8 million outstanding in letters of credit and other guarantees, primarily issued under the line of credit in Italy as well as certain letters of credit that are collateralized by $1.4 million in restricted cash. At June 30, 2017 and December 31, 2016, prepaid expenses and other current assets in the accompanying balance sheet includes restricted cash related to letters of credit of $7.0 million and $7.4 million, respectively.
Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our Convertible Notes due 2017 and Convertible Notes due 2021, approximated their fair values at June 30, 2017 and December 31, 2016. The estimated fair value of our Convertible Notes due 2017 was $83.1 million at June 30, 2017 and $84.4 million at December 31, 2016, and the estimated fair value of our Convertible Notes due 2021 was $106.5 million at June 30, 2017 and $110.5 million at December 31, 2016, based on quoted market prices at these respective dates.

Note 9 – Income Taxes
The provision for income taxes for the first half of 2017 was a $3.5 million expense compared to an $8.8 million benefit for the first half of 2016. In both periods, the provision for income taxes was negatively impacted by pre-tax losses in certain international jurisdictions, most notably Australia, for which the recording of a tax benefit is not permitted.
We file income tax returns in the United States and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2012 and for substantially all foreign jurisdictions for years prior to 2008. We are currently under examination by the United States federal tax authorities for tax years 2014 and 2015 and by the State of Texas for tax years 2012 through 2015. During the second quarter of 2017, we received a Revenue Agent Report from the United States Internal Revenue Service (“IRS”) disallowing a deduction claimed on our 2015 tax return associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary and assessing tax due of approximately $3.9 million. Our response to the IRS is due in August 2017. We believe our tax position is properly reported in accordance with applicable U.S. tax laws and regulations and intend to vigorously defend our position through the tax appeals process. In addition, we are under examination by various tax authorities in other countries and certain foreign jurisdictions have challenged the amount of taxes due for certain tax periods. These audits are in various stages of completion. We fully cooperate with all audits, but defend existing positions vigorously.
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
Escrow Claims Related to the Sale of the Environmental Services Business
Under the terms of the March 2014 sale of our previous Environmental Services business to Ecoserv, LLC (“Ecoserv”), $8.0 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the sale agreement. For the amount withheld in escrow, $4.0 million was scheduled for release to Newpark at each of the nine-month and 18-month anniversary of the closing. In December 2014, we received a letter from Ecoserv asserting that we had breached certain representations and warranties contained in the sale agreement, including failing to disclose operational problems and service work performed on injection/disposal wells and increased barge rental costs. The letter indicated that Ecoserv expected the damages associated with these claims to exceed the escrow amount. Following a further exchange of letters, in July of 2015 we filed an action against Ecoserv in state court in Harris County, Texas, seeking release of the escrow funds. Thereafter, Ecoserv filed a counterclaim seeking recovery in excess of the escrow funds based on the alleged breach of representations and covenants in the sale agreement. Ecoserv also alleges that we committed fraud in connection with the sale transaction. Ecoserv opposed Newpark’s motion to have the case tried before the judge (without a jury) as provided for in the sale agreement and sought to have our counsel disqualified from the case. The Court ruled in our favor on both matters. Discovery in the case has provided more information about Ecoserv’s claims, which include, among other things, alleged inadequate disclosures regarding the condition of a disposal cavern (at the time of the execution of the sale agreement and again as it relates to the time period between execution of the sale agreement and closing) and the lack of appropriate reserves/accruals/provisions in the financial statements of the business relating to certain regulatory obligations (such as plug and abandonment costs for injection wells and costs associated with a solids drying facility). Ecoserv is seeking to use a damage model for most of its damages based on its calculation of the difference between (a) the value of the business at closing, and (b) the sales price ($100.0 million), and has claimed damages of approximately $20.0 million. The case is currently scheduled for trial at the end of August 2017. While there can be no certainty regarding the outcome of a trial, we strongly disagree with Ecoserv’s position on their contract and fraud claims and calculation of damages. We also believe that the sale agreement both limits the amount of any recoverable damages and precludes most of the damages Ecoserv asserts for breach of the sale agreement. While it is reasonably possible that following the trial, the judge may rule against us on one or more of the claims asserted by Ecoserv, the amount of any such loss cannot be reasonably estimated at this time. As a result, we have not concluded that a loss is considered probable at this time and no liability for any such loss has been recorded. We intend to vigorously defend our position while pursuing release of the entire $8.0 million in escrow. Litigation expenses related to this matter are included in corporate office expenses in operating income.

Note 11 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Second Quarter		First Half
(In thousands)	2017	2016	2017	2016
Revenues
Fluids systems	$150,623	$96,153	$286,673	$194,804
Mats and integrated services	32,397	19,162	55,038	35,055
Total Revenues	$183,020	$115,315	$341,711	$229,859

Operating Income (Loss)
Fluids systems	$5,863	$(11,924)	$12,215	$(27,131)
Mats and integrated services	11,419	3,989	17,821	7,725
Corporate office	(9,314)	(7,200)	(18,322)	(14,554)
Total Operating Income (Loss)	$7,968	$(15,135)	$11,714	$(33,960)
Second quarter 2016 operating results for the Fluids Systems segment included $6.9 million of non-cash impairments in the Asia Pacific region resulting from the unfavorable industry market conditions which are reported in impairments and other charges. These impairments include a $3.8 million charge to write-down property, plant and equipment to its estimated fair value and a $3.1 million charge to fully impair the customer related intangible assets for the Asia Pacific region. In addition, second quarter 2016 Fluids Systems operating results also include a $0.6 million write-down of U.S. diesel-based drilling fluid inventory which is reported in cost of revenues.
As a result of the declines in industry activity in North America in 2015 and early 2016, we executed cost reduction programs including workforce reductions, reduced discretionary spending, and beginning in March 2016, a temporary salary reduction for a significant number of North American employees, including executive officers, suspension of the Company’s matching contribution to the U.S. defined contribution plan as well as a reduction in cash compensation paid to our Board of Directors in order to align our cost structure to activity levels. These actions resulted in charges for employee termination costs as shown in the table below:

	Second Quarter	First Half
(In thousands)	2016	2016
Cost of revenues	$720	$3,425
Selling, general and administrative expenses	136	867
Total employee termination costs	$856	$4,292

Fluids systems	$738	$3,919
Mats and integrated services	91	250
Corporate office	27	123
Total employee termination costs	$856	$4,292
The temporary reductions in salaries, suspension of the Company’s matching contribution to the U.S. defined contribution plan and reduction in cash compensation paid to our Board of Directors were lifted in the second quarter of 2017.

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
Beginning in the fourth quarter of 2014 and continuing through early 2016, the price of oil declined dramatically from the price levels in recent years. As a result, E&P drilling activity significantly declined in North America and many global markets over this period. While oil prices and drilling activity have improved from the lows reached in early 2016, both oil price and activity levels remain significantly lower than pre-downturn levels. Rig count data is the most widely accepted indicator of drilling activity. Average North America rig count data for the second quarter and first half of 2017, as compared to the same periods of 2016 is as follows:

	Second Quarter		2017 vs 2016
	2017	2016	Count	%
U.S. Rig Count	895	422	473	112%
Canadian Rig Count	117	48	69	144%
North America	1,012	470	542	115%

	First Half		2017 vs 2016
	2017	2016	Count	%
U.S. Rig Count	819	483	336	70%
Canadian Rig Count	206	108	98	91%
North America	1,025	591	434	73%
_______________________________________________________
Source: Baker Hughes, a GE Company
In the second quarter of 2017, despite the declines in the price of oil, North America activity levels continued to improve from the lows reached in the second quarter of 2016, resulting in our strongest quarter for North American revenues and operating results in two years. As of July 21, 2017, the U.S. and Canadian rig counts were 950 and 206, respectively. With the improvement in rig counts, average activity levels for the remainder of 2017 are expected to be meaningfully higher than 2016.
Outside of North America, drilling activity is generally more stable as drilling activity in many countries is based upon longer term economic projections and multiple year drilling programs, which tends to reduce the impact of short term changes in commodity prices on overall drilling activity. While drilling activity in certain of our international markets (including Brazil and Australia) has declined in recent years, as a whole, our international activities have remained relatively stable. This stability is primarily driven by new contract awards, including those described below, which include geographical expansion into new markets as well as market share gains in existing markets.
Our Fluids Systems segment, which generated 84% of consolidated revenues in the first half of 2017, provides customized fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.
International expansion is a key element of our Fluids Systems strategy, which in recent years, has helped to stabilize revenues as North American oil and gas exploration activities have declined sharply. Significant international contract awards in recent years include:

•	A five year contract with Kuwait Oil Company (“Kuwait”) to provide drilling fluids and related services for land operations. Work under this contract began in the second half of 2014.

•
Lot 1 and Lot 3 of a restricted tender by Sonatrach to provide drilling fluids and related services, which expanded our market share with Sonatrach in Algeria. Work under this three-year contract began in the second quarter of 2015, with activity levels ramping up during the second half of 2015 and early 2016. Revenues under this contract represented less than 10% and approximately 15% of our consolidated revenues in the first half of 2017 and 2016, respectively.

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

•
A three-year contract with Cairn Oil & Gas to provide drilling and completion fluids, along with associated services, in support of Cairn’s onshore drilling in India. Work under this contract is expected to begin in the third quarter of 2017.

•
A two-year contract with Baker Hughes to provide drilling fluids and related services as part of Baker Hughes’ integrated service offering in support of the Greater Enfield project in offshore Western Australia. Work under this contract is expected to begin in early 2018.

Within the U.S. operations of our Fluids Systems segment, we have invested approximately $40 million to significantly expand existing capacity and upgrade the drilling fluids blending, storage, and transfer capabilities in Fourchon, Louisiana, providing us with the required capabilities to serve customers in the Gulf of Mexico deepwater market. This project is part of our Fluids Systems strategy to penetrate the Gulf of Mexico deepwater market and was substantially completed in the second quarter of 2017. Capital expenditures related to the Fourchon expansion totaled $6.3 million in the first half of 2017.
Our Mats and Integrated Services segment, which generated 16% of consolidated revenues in the first half of 2017, provides composite mat rentals, well site construction and related site services to oil and gas customers. In addition, mat rental and services activity has expanded in other markets, including electrical transmission & distribution, pipeline, solar, petrochemical and construction industries across the U.S., Canada and Europe. We also sell composite mats to customers outside of the U.S. and to domestic customers outside of the oil and gas exploration market. Following our efforts in recent years to diversify our customer base, revenues from non-oil and gas exploration markets represented approximately two-thirds of our segment revenues in the first half of 2017 and 2016.
Second Quarter of 2017 Compared to Second Quarter of 2016
Consolidated Results of Operations
Summarized results of operations for the second quarter of 2017 compared to the second quarter of 2016 are as follows:

	Second Quarter		2017 vs 2016
(In thousands)	2017	2016	$	%
Revenues	$183,020	$115,315	$67,705	59%
Cost of revenues	148,431	102,803	45,628	44%
Selling, general and administrative expenses	26,630	21,435	5,195	24%
Other operating income, net	(9)	(713)	704	NM
Impairments and other charges	—	6,925	(6,925)	NM
Operating income (loss)	7,968	(15,135)	23,103	NM

Foreign currency exchange loss (gain)	534	(746)	1,280	NM
Interest expense, net	3,441	3,022	419	14%
Income (loss) from operations before income taxes	3,993	(17,411)	21,404	NM

Provision (benefit) for income taxes	2,361	(3,507)	5,868	NM
Net income (loss)	$1,632	$(13,904)	$15,536	NM

Revenues
Revenues increased 59% to $183.0 million in the second quarter of 2017, compared to $115.3 million in the second quarter of 2016. This $67.7 million increase includes a $75.8 million (154%) increase in revenues in North America, comprised of a $62.7 million increase in our Fluids Systems segment and a $13.1 million increase in the Mats and Integrated Services segment. Revenues from our international operations decreased by $8.1 million (12%), primarily attributable to the completion of the offshore Uruguay project which contributed $11.0 million of revenue in the second quarter of 2016 partially offset by activity increases with Petrobras in Brazil. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 44% to $148.4 million in the second quarter of 2017, compared to $102.8 million in the second quarter of 2016. This increase was primarily driven by the 59% increase in revenues; however, cost of revenues contain substantial levels of fixed costs in each business, including significant depreciation, facility costs and personnel expenses, resulting in the lower increase in cost of revenues relative to the change in revenues.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $5.2 million to $26.6 million in the second quarter of 2017 from $21.4 million in the second quarter of 2016. The increase in expenses is primarily attributable to an increase in performance-based incentive compensation and higher spending related to strategic planning efforts. Selling, general and administrative expenses as a percentage of revenues decreased to 14.6% in the second quarter of 2017 from 18.6% in the prior year.
Other operating income, net
Other operating income in the second quarter of 2016 was primarily attributable to gains recognized on the sale of assets.
Impairments and other charges
During the second quarter of 2016, we recorded $6.9 million of non-cash impairments in our Asia Pacific region including a $3.8 million charge to write-down property, plant and equipment to its estimated fair value and a $3.1 million charge to fully impair the customer related intangible assets. See “Note 11 - Segment Data” for additional information related to these charges.
Foreign currency exchange
Foreign currency exchange was a $0.5 million loss in the second quarter of 2017 compared to a $0.7 million gain in the second quarter of 2016, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense totaled $3.4 million for the second quarter of 2017 compared to $3.0 million for the second quarter of 2016. This increase was primarily attributable to $1.0 million of non-cash amortization of debt discount in the second quarter of 2017 associated with the Convertible Notes due 2021 and lower capitalized interest in the second quarter of 2017 as compared to the second quarter of 2016. These increases were partially offset by $1.1 million of charges in the second quarter of 2016 for the write-off of debt issuance costs related to the termination and replacement of our revolving Credit Agreement. See “Note 8 – Financing Arrangements and Fair Value of Financial Instruments” for further discussion of the accounting treatment for the Convertible Notes due 2021 and the termination and replacement of our revolving Credit Agreement.
Provision for income taxes
The provision for income taxes for the second quarter of 2017 was a $2.4 million expense compared to a $3.5 million benefit in the second quarter of 2016. In both periods, the provision for income taxes was negatively impacted by pre-tax losses in certain international jurisdictions, most notably Australia, including $6.9 million of impairment charges in the second quarter of 2016, for which the recording of a tax benefit is not permitted.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter		2017 vs 2016
(In thousands)	2017	2016	$	%
Revenues
Fluids systems	$150,623	$96,153	$54,470	57%
Mats and integrated services	32,397	19,162	13,235	69%
Total revenues	$183,020	$115,315	$67,705	59%

Operating income (loss)
Fluids systems	$5,863	$(11,924)	$17,787
Mats and integrated services	11,419	3,989	7,430
Corporate office	(9,314)	(7,200)	(2,114)
Operating income (loss)	$7,968	$(15,135)	$23,103

Segment operating margin
Fluids systems	3.9%	(12.4)%
Mats and integrated services	35.2%	20.8%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2017 vs 2016
(In thousands)	2017	2016	$	%
United States	$88,206	$30,763	$57,443	187%
Canada	7,434	2,169	5,265	243%
Total North America	95,640	32,932	62,708	190%
Latin America	8,598	17,108	(8,510)	(50)%
Total Western Hemisphere	104,238	50,040	54,198	108%

EMEA	44,788	44,487	301	1%
Asia Pacific	1,597	1,626	(29)	(2)%
Total Eastern Hemisphere	$46,385	$46,113	$272	1%

Total Fluids Systems	$150,623	$96,153	$54,470	57%
North American revenues increased 190% to $95.6 million in the second quarter of 2017 compared to $32.9 million in the second quarter of 2016. This increase in revenues is primarily attributable to the 115% increase in North American rig count along with market share gains and higher customer spending per well in the second quarter of 2017 compared to the prior year. Canadian revenues in the second quarter of 2017 include $1.2 million from the August 2016 acquisition of Pragmatic Drilling Fluids Additives, Ltd.
Internationally, revenues decreased $8.2 million (13%) to $55.0 million in the second quarter of 2017 compared to $63.2 million in the second quarter of 2016. The Latin America decrease is primarily attributable to the completion of the offshore Uruguay project which contributed $11.0 million of revenue in the second quarter of 2016 partially offset by increased activity with Petrobras in Brazil. In our EMEA region, a $5.8 million revenue increase in Algeria and Albania was largely offset by customer activity declines across other areas, including Tunisia and Eastern Europe.

Operating Income (Loss)
The Fluids Systems segment generated operating income of $5.9 million in the second quarter of 2017 compared to an operating loss of $11.9 million in the second quarter of 2016, representing a $17.8 million improvement in operating results. The second quarter 2016 operating loss includes $7.6 million of charges related to asset impairments, including the $6.9 million charge related to the Asia Pacific region discussed above along with a write-down of U.S. diesel based drilling fluid inventories.
The remaining $10.2 million increase in operating results includes a $13.3 million improvement from North American operations, partially offset by a $3.1 million decline in operating income from international operations primarily driven by the changes in revenues described above.
As noted above, after reaching a low point in the second quarter of 2016, North American drilling activity has continued to improve through the second quarter of 2017. Despite the recent decline in oil prices, we expect average drilling activity levels to remain higher than 2016. While we expect North American operating results to improve in 2017 as compared to 2016 based primarily upon the improvement in North American land activity levels as well as our ability to penetrate the Gulf of Mexico deepwater market, activity levels remain subject to the level and stability of commodity prices. Outside of North America, improvements in operating results will largely depend on further recovery in commodity prices.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2017 vs 2016
(In thousands)	2017	2016	$	%
Mat rental and services	$25,347	$14,714	$10,633	72%
Mat sales	7,050	4,448	2,602	58%
Total	$32,397	$19,162	$13,235	69%
Mat rental and services revenues in the second quarter of 2017 increased $10.6 million compared to the second quarter of 2016. This improvement is primarily attributable to an increase in rental and services activities with transmission and distribution customers in the U.S. Gulf Coast region, as the second quarter of 2017 benefited from a few large projects and strong weather-related demand for rental mats. In addition, demand from E&P customers increased, particularly in the U.S. Northeast region, the segment’s largest E&P rental market.
Revenues from mat sales were $7.1 million in the second quarter of 2017 compared to $4.4 million in the second quarter of 2016. Quarterly revenues from mat sales have typically fluctuated based on the timing of mat orders from customers.
Operating Income
Segment operating income increased by $7.4 million to $11.4 million for the second quarter of 2017 as compared to $4.0 million in the second quarter of 2016, attributable to increases in both rental and services revenues and mat sales as described above. Due to the relatively fixed nature of operating expenses, increases in revenue have a high incremental impact on the segment’s operating margin.
While North American E&P activity has improved from the lows reached in the second quarter of 2016 and we have expanded in other markets, our manufacturing facility remains well below historical production levels and the business contains substantial levels of fixed costs, including significant depreciation, facility costs and personnel expenses. As such, segment operating margins for the remainder of 2017 will depend on the level of customer demand and the competitive pricing environment, as well as our ability to further expand into applications in non-E&P markets.
Corporate Office
Corporate office expenses increased $2.1 million to $9.3 million in the second quarter of 2017, compared to $7.2 million in the second quarter of 2016. The increase is primarily attributable to an increase in performance-based incentive compensation and higher spending related to strategic planning efforts.

First Half of 2017 Compared to First Half of 2016
Consolidated Results of Operations
Summarized results of operations for the first half of 2017 compared to the first half of 2016 are as follows:

	First Half		2017 vs 2016
(In thousands)	2017	2016	$	%
Revenues	$341,711	$229,859	$111,852	49%
Cost of revenues	278,021	214,376	63,645	30%
Selling, general and administrative expenses	52,027	44,927	7,100	16%
Other operating income, net	(51)	(2,409)	2,358	NM
Impairments and other charges	—	6,925	(6,925)	NM
Operating income (loss)	11,714	(33,960)	45,674	NM

Foreign currency exchange loss (gain)	926	(1,201)	2,127	NM
Interest expense, net	6,659	5,103	1,556	30%
Gain on extinguishment of debt	—	(1,894)	1,894	NM
Income (loss) from operations before income taxes	4,129	(35,968)	40,097	NM

Provision (benefit) for income taxes	3,480	(8,764)	12,244	NM
Net income (loss)	$649	$(27,204)	$27,853	NM
Revenues
Revenues increased 49% to $341.7 million for the first half of 2017, compared to $229.9 million for the first half of 2016. This $111.9 million increase includes a $117.6 million (104%) increase in revenues in North America, comprised of a $97.7 million increase in our Fluids Systems segment and a $19.9 million increase in the Mats and Integrated Services segment. Revenues from our international operations decreased by $5.7 million (5%), primarily attributable to the completion of the offshore Uruguay project which contributed $12.0 million of revenue in the first half of 2016, partially offset by activity gains in Brazil and our EMEA region. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 30% to $278.0 million for the first half of 2017, compared to $214.4 million for the first half of 2016. This increase was primarily driven by the 49% increase in revenues, partially offset by the benefits of cost reduction programs executed in 2016. The lower increase in cost of revenues relative to the change in revenues is due to cost of revenues including substantial levels of fixed costs in each business, including significant depreciation, facility costs and personnel expenses. In addition, the first half of 2016 included $3.4 million of employee severance costs which did not recur in the first half of 2017.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $7.1 million to $52.0 million for the first half of 2017 from $44.9 million for the first half of 2016. The increase in expenses is primarily attributable to an increase in performance-based incentive compensation and elevated spending related to legal matters and strategic planning efforts. These increases were partially offset by a $0.9 million decrease from employee severance costs which did not recur in the first half of 2017. Selling, general and administrative expenses as a percentage of revenues decreased to 15.2% in the first half of 2017 from 19.5% in the prior year.
Other operating income, net
Other operating income in the first half of 2016 is primarily attributable to gains recognized on the sale of assets.
Impairments and other charges
During the second quarter of 2016, we recorded $6.9 million of non-cash impairments in our Asia Pacific region including a $3.8 million charge to write-down property, plant and equipment to its estimated fair value and a $3.1 million charge to fully impair the customer related intangible assets. See “Note 11 - Segment Data” for additional information related to these charges.

Foreign currency exchange
Foreign currency exchange was a $0.9 million loss for the first half of 2017 compared to a $1.2 million gain for the first half of 2016, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense totaled $6.7 million for the first half of 2017 compared to $5.1 million for the first half of 2016. This increase was primarily attributable to $2.0 million of non-cash amortization of debt discount in the first half of 2017 associated with the Convertible Notes due 2021 and lower capitalized interest in the first half of 2017 as compared to the first half of 2016. These increases were partially offset by $1.1 million of charges in the second quarter of 2016 for the write-off of debt issuance costs related to the termination and replacement of our revolving Credit Agreement. See “Note 8 – Financing Arrangements and Fair Value of Financial Instruments” for further discussion of the accounting treatment for the Convertible Notes due 2021 and the termination and replacement of our revolving Credit Agreement.
Gain on extinguishment of debt
The $1.9 million gain on extinguishment of debt in 2016 relates to the repurchase of $11.2 million of our Convertible Notes due 2017 in the open market for $9.2 million. The net gain represents the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs.
Provision for income taxes
The provision for income taxes for the first half of 2017 was a $3.5 million expense compared to an $8.8 million benefit for the first half of 2016. In both periods, the provision for income taxes was negatively impacted by pre-tax losses in certain international jurisdictions, most notably Australia, including $6.9 million of impairment charges in 2016, for which the recording of a tax benefit is not permitted.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Half		2017 vs 2016
(In thousands)	2017	2016	$	%
Revenues
Fluids systems	$286,673	$194,804	$91,869	47%
Mats and integrated services	55,038	35,055	19,983	57%
Total revenues	$341,711	$229,859	$111,852	49%

Operating income (loss)
Fluids systems	$12,215	$(27,131)	$39,346
Mats and integrated services	17,821	7,725	10,096
Corporate office	(18,322)	(14,554)	(3,768)
Operating income (loss)	$11,714	$(33,960)	$45,674

Segment operating margin
Fluids systems	4.3%	(13.9)%
Mats and integrated services	32.4%	22.0%

Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Half		2017 vs 2016
(In thousands)	2017	2016	$	%
United States	$153,826	$68,147	$85,679	126%
Canada	27,089	15,053	12,036	80%
Total North America	180,915	83,200	97,715	117%
Latin America	17,658	25,617	(7,959)	(31)%
Total Western Hemisphere	198,573	108,817	89,756	82%

EMEA	85,296	82,735	2,561	3%
Asia Pacific	2,804	3,252	(448)	(14)%
Total Eastern Hemisphere	$88,100	$85,987	$2,113	2%

Total Fluids Systems	$286,673	$194,804	$91,869	47%
North American revenues increased 117% to $180.9 million for the first half of 2017 compared to $83.2 million for the first half of 2016. This increase in revenues is primarily attributable to the 73% increase in North American average rig count along with market share gains and higher customer spending per well in the first half of 2017 compared to the prior year. Canadian revenues in the first half of 2017 include $2.6 million from the August 2016 acquisition of Pragmatic Drilling Fluids Additives, Ltd.
Internationally, revenues decreased 5% to $105.8 million for the first half of 2017 compared to $111.6 million for the first half of 2016. The decrease is primarily attributable to the completion of the offshore Uruguay project which contributed $12.0 million of revenue in the first half of 2016 partially offset by increased activity with Petrobras in Brazil and in our EMEA region, where increases for Albania, Algeria and Kuwait were partially offset by a decrease in the deepwater Black Sea following the completion of a customer drilling program.
Operating Income (Loss)
The Fluids Systems segment generated operating income of $12.2 million in the first half of 2017 compared to an operating loss of $27.1 million in the first half of 2016, representing a $39.3 million improvement in operating results. The operating loss in the first half of 2016 includes $7.6 million of charges related to asset impairments, including the $6.9 million charge related to the Asia Pacific region discussed above along with a write-down of U.S. diesel based drilling fluid inventories.
The remaining $31.7 million increase in operating results includes a $30.2 million improvement from North American operations and a $1.5 million increase in operating income from international operations. The improvement in North American operating results is largely attributable to the $97.7 million increase in revenues described above, along with a $3.9 million decrease in employee termination costs and the benefits of cost reduction programs executed in early 2016. The $1.5 million increase in international operating income is primarily attributable to improvements in product mix in our EMEA region and the impacts of cost reduction programs in the Latin America and Asia Pacific regions.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Half		2017 vs 2016
(In thousands)	2017	2016	$	%
Mat rental and services	$44,708	$29,683	$15,025	51%
Mat sales	10,330	5,372	4,958	92%
Total	$55,038	$35,055	$19,983	57%

Mat rental and services revenues for the first half of 2017 increased $15.0 million compared to the first half of 2016. This improvement is attributable to an increase in rental and services activities with transmission and distribution customers in the U.S. Gulf Coast region, including the first half 2017 benefit from a few large projects and strong weather-related demand for rental mats. In addition, demand from E&P customers increased, particularly in the U.S. Northeast region, the segment’s largest E&P rental market. First half 2017 results also include a $1.7 million benefit from the final resolution with a customer related to mats destroyed on a well-site rental project.
Revenues from mat sales were $10.3 million for the first half of 2017 compared to $5.4 million for the first half of 2016. Revenues from mat sales have typically fluctuated based on the timing of mat orders from customers.
Operating Income
Segment operating income increased by $10.1 million to $17.8 million for the first half of 2017 as compared to $7.7 million for the first half of 2016, attributable to increases in both rental and services revenues and mat sales as described above.
Corporate Office
Corporate office expenses increased $3.8 million to $18.3 million for the first half of 2017, compared to $14.6 million for the first half of 2016. The increase is primarily attributable to an increase in performance-based incentive compensation and elevated spending related to legal matters and strategic planning efforts.
Liquidity and Capital Resources
Net cash provided by operating activities during the first half of 2017 totaled $22.3 million compared to $19.8 million during the first half of 2016. The increase in operating cash flow is due to the improvement in operating results in the first half of 2017 compared to the first half of 2016 partially offset by the increases in working capital, primarily trade accounts receivable associated with the 2017 increase in revenues. During the first half of 2017, net income adjusted for non-cash items provided cash of $24.9 million, while changes in working capital used $2.6 million of cash, primarily reflecting increases in trade receivables offset by a $37.2 million tax refund received in the second quarter of 2017.
Net cash used in investing activities during the first half of 2017 was $45.2 million including an increase in restricted cash of $29.8 million and capital expenditures of $16.6 million partially offset by proceeds from the sale of assets. In June 2017, we increased our restricted cash balance by depositing $30.1 million of cash with an escrow agent in preparation for the October 2017 maturity of the Convertible Notes due 2017. Capital expenditures during the first half of 2017 included $11.5 million in the Fluids Systems segment, including $6.3 million related to the facility upgrade and expansion of our Fourchon, Louisiana facility. The Mats and Integrated Services segment capital expenditures totaled $4.3 million during the first half of 2017, primarily reflecting investments in the mat rental fleet.
Net cash provided by financing activities during the first half of 2017 was $1.1 million compared to net cash used in financing activities of $10.6 million during the first half of 2016.
As of June 30, 2017, we had cash on-hand of $68.2 million, of which $51.9 million resides within our international subsidiaries that we intend to leave permanently reinvested abroad. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. In addition, we expect total 2017 capital expenditures to range between $20.0 million to $25.0 million. Availability under our ABL Facility also provides additional liquidity. As of June 30, 2017, our total availability under the ABL Facility was $90.0 million, of which, $54.9 million was reserved for the repayment of the Convertible Notes due 2017, resulting in a net remaining availability of $35.1 million as of June 30, 2017. Total availability under the ABL Facility will fluctuate directionally based on the level of eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet.
As discussed above, we have deposited $30.1 million of cash with an escrow agent and assigned $54.9 million of availability under the ABL Facility in preparation for the October 2017 maturity of our Convertible Notes due 2017. We expect our available cash on-hand, cash generated by operations and remaining availability under our ABL Facility to be adequate to fund current operations during the next 12 months.

Our capitalization is as follows:

(In thousands)	June 30, 2017	December 31, 2016
Convertible Notes due 2017	$83,256	$83,256
Convertible Notes due 2021	100,000	100,000
ABL Facility	—	—
Other debt	2,712	380
Unamortized discount and debt issuance costs	(24,982)	(27,368)
Total debt	160,986	156,268

Stockholder's equity	514,304	500,543
Total capitalization	$675,290	$656,811

Total debt to capitalization	23.8%	23.8%
Convertible Notes due 2017. In September 2010, we issued $172.5 million of unsecured convertible senior notes (“Convertible Notes due 2017”) that mature on October 1, 2017, of which, $83.3 million aggregate principal amount remains outstanding at June 30, 2017. The notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. Holders may convert the notes at their option at any time prior to the close of business on the business day immediately preceding the October 1, 2017 maturity date. The conversion rate is initially 90.8893 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $11.00 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, the notes will be settled in shares of our common stock. We may not redeem the notes prior to their maturity date. In 2016, we repurchased $89.3 million aggregate principal amount of our Convertible Notes due 2017 for $87.3 million and recognized a net gain of $1.6 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs. As discussed above, we have deposited $30.1 million of cash with an escrow agent and assigned $54.9 million of availability under the ABL Facility in preparation for the October 2017 maturity of our Convertible Notes due 2017.
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
Holders may convert the notes at their option at any time prior to the close of business on the business day immediately preceding June 1, 2021, only under the following circumstances:

•
during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (regardless of whether consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the notes in effect on each applicable trading day;

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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of June 30, 2017, the notes were not convertible.
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

In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. We estimated the fair value of the debt component of the notes to be $75.2 million at the issuance date, assuming a 10.5% non-convertible borrowing rate. The carrying amount of the equity component was determined to be approximately $24.8 million by deducting the fair value of the debt component from the principal amount of the notes, and was recorded as an increase to additional paid-in capital, net of the related deferred tax liability of $8.7 million. The excess of the principal amount of the debt component over its carrying amount (the “debt discount”) is being amortized as interest expense over the term of the notes using the effective interest method. See “Note 8 - Financing Arrangements and Fair Value of Financial Instruments” for further discussion of the accounting treatment for the Convertible Notes due 2021.
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
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement (the “ABL Facility”) which replaced the terminated Credit Agreement. In February 2017, we amended the ABL Facility primarily to incorporate the Convertible Notes due 2021 that were issued in December 2016 as well as other administrative matters. The ABL Facility provides financing of up to $90.0 million available for borrowings (inclusive of letters of credit) and subject to certain conditions, can be increased to a maximum capacity of $150.0 million. The ABL Facility terminates on March 6, 2020; however, the ABL Facility had a springing maturity clause which required that we repurchase, redeem, convert or provide sufficient funds to an escrow agent by June 30, 2017 in order to repay the Convertible Notes due 2017 in full on their maturity date. We satisfied this requirement in June 2017 by depositing $30.1 million of cash with an escrow agent and assigning $54.9 million of availability under the ABL Facility. As such, the maturity date of the ABL Facility remains March 6, 2020. The $30.1 million of restricted cash placed in escrow is included in prepaid expenses and other current assets in the accompanying balance sheet as of June 30, 2017.
Borrowing availability under the ABL Facility is calculated based on eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation shall also include the amount of eligible pledged cash. The lender may establish reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment. As of June 30, 2017, our total availability under the ABL Facility was $90.0 million, of which, $54.9 million was reserved for the repayment of the Convertible Notes due 2017, resulting in a net remaining availability of $35.1 million as of June 30, 2017.
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 225 to 350 basis points for LIBOR borrowings, and 125 to 250 basis points with respect to base rate borrowings, based on our consolidated EBITDA, ratio of debt to consolidated EBITDA, and consolidated fixed charge coverage ratio, each as defined in the ABL Facility. As of June 30, 2017, the applicable margin for borrowings under our ABL Facility was 350 basis points with respect to LIBOR borrowings and 250 basis points with respect to base rate borrowings. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 37.5 to 62.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of June 30, 2017 was 62.5 basis points.
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
Other Debt. Our foreign subsidiaries in Italy and India maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. In December 2016, we terminated our revolving line of credit in Brazil and repaid the outstanding balance. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. We had no outstanding loan balances under these arrangements at June 30, 2017 and December 31, 2016.
At June 30, 2017, we had letters of credit issued and outstanding which totaled $5.2 million that are collateralized by $5.6 million in restricted cash.  Additionally, our foreign operations had $16.8 million outstanding in letters of credit and other guarantees, primarily issued under the line of credit in Italy as well as certain letters of credit that are collateralized by $1.4 million in restricted cash. At June 30, 2017 and December 31, 2016, prepaid expenses and other current assets in the accompanying balance sheet includes restricted cash related to letters of credit of $7.0 million and $7.4 million, respectively.
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
Interest Rate Risk
At June 30, 2017, the total principal amount of debt outstanding was $186.0 million, including $83.3 million of Convertible Notes due 2017 and $100 million of Convertible Notes due 2021, both of which bear interest at a fixed rate of 4.0%. Borrowings under our ABL Facility are subject to a variable interest rate as determined by the credit agreement. At June 30, 2017, no borrowings were outstanding under the ABL Facility and we did not have any other variable rate debt outstanding.
Foreign Currency
Our principal foreign operations are conducted in certain areas of EMEA, Canada, Latin America, and Asia Pacific. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate including European euros, British pounds, Algerian dinar, Kuwaiti dinar, Romanian new leu, Canadian dollars, Brazilian reais and Australian dollars. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.

ITEM 4.	Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2017, the end of the period covered by this quarterly report.
Changes in internal control over financial reporting
During the quarter ended June 30, 2017, the Company further implemented its primary operational and financial system for certain parts of the EMEA region of the Fluids Systems segment, including its operations in Kuwait, Italy, Albania, Congo, Egypt and Libya. This implementation was subject to various testing and review procedures prior to execution. The Company believes the further implementation of its primary operational and financial system strengthens its existing internal control over financial reporting by enhancing certain business processes. Other than this change, there has been no change in internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Under the terms of the March 2014 sale of the Environmental Services business to Ecoserv, $8.0 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the sale agreement. For the amount withheld in escrow, $4.0 million was scheduled for release to Newpark at each of the nine-month and 18-month anniversary of the closing. In December 2014, we received a letter from Ecoserv asserting that we had breached certain representations and warranties contained in the sale agreement, including failing to disclose operational problems and service work performed on injection/disposal wells and increased barge rental costs. The letter indicated that Ecoserv expected the damages associated with these claims to exceed the escrow amount. Following a further exchange of letters, in July of 2015 we filed the action against Ecoserv referenced above. Ecoserv opposed Newpark’s motion to have the case tried before the judge (without a jury) as provided for in the sale agreement and sought to have our counsel disqualified from the case. The Court ruled in our favor on both matters. Discovery in the case has provided more information about Ecoserv’s claims, which include, among other things, alleged inadequate disclosures regarding the condition of a disposal cavern (at the time of the execution of the sale agreement and as it relates to the time period between execution of the sale agreement and at closing) and the lack of appropriate reserves/accruals/provisions in the financial statements of the business relating to certain regulatory obligations (such as plug and abandonment costs for injection wells and costs associated with a solids drying facility). Ecoserv is seeking to use a damage model for most of its damages based on its calculation of the difference between (a) the value of the business at closing, and (b) the sales price ($100.0 million), and has claimed damages of approximately $20.0 million. The case is currently scheduled for trial at the end of August 2017. While there can be no certainty regarding the outcome of a trial, we strongly disagree with Ecoserv’s position on their contract and fraud claims and calculation of damages. We also believe that the sale agreement both limits the amount of any recoverable damages and precludes most of the damages Ecoserv asserts for breach of the sale agreement. While it is reasonably possible that following the trial, the judge may rule against us on one or more of the claims asserted by Ecoserv, the amount of any such loss cannot be reasonably estimated at this time. As a result, we have not concluded that a loss is considered probable at this time and no liability for any such loss has been recorded. We intend to vigorously defend our position while pursuing release of the entire $8.0 million in escrow.

ITEM 1A.	Risk Factors
There have been no material changes during the period ended June 30, 2017 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10‑K for the year ended December 31, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	The following table details our repurchases of shares of our common stock, for the three months ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares and Convertible Senior Notes that May Yet be Purchased Under Plans or Programs (in millions)
April 2017	—	$—	—	$33.5
May 2017	11,832	7.94	—	$33.5
June 2017	297,355	7.54	—	$33.5
Total	309,187	$7.55	—
(1) During the three months ended June 30, 2017, we purchased an aggregate of 309,187 shares surrendered in lieu of taxes under vesting of restricted shares.

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
There were no share repurchases under the program during the first half of 2017 and 2016. In February 2016, we repurchased $11.2 million of our Convertible Notes due 2017 in the open market for $9.2 million. This repurchase was made under our existing Board authorized repurchase program discussed above. In addition, the Board separately authorized the repurchase of $78.1 million of Convertible Notes due 2017 in connection with the December 2016 issuance of $100.0 million of Convertible Notes due 2021. As of June 30, 2017, we had $33.5 million of authorization remaining under the program.
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

Date: July 28, 2017

NEWPARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Douglas L. White
Douglas L. White Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1
Amendment No. 2 to Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on May 18, 2017 (SEC File No. 333-218072).

10.2
Newpark Resources, Inc. Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 18, 2017 (SEC File No. 333-218074).

10.3	Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).
10.4
Form of Time-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report of Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).

10.5
Form of Performance-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report of Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).

10.6
Employment Agreement, dated as of July 1, 2017, by and between Newpark Resources, Inc. and Phillip T. Vollands, incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on July 3, 2017 (SEC File No. 001-02960).

10.7
Amended and Restated Employment Agreement, dated as of July 1, 2017, by and between Newpark Resources, Inc. and Bruce Smith, incorporated by reference to Exhibit 10.2 to the Company’s Current Report of Form 8-K filed on July 3, 2017 (SEC File No. 001-02960).

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