Form 10-Q
period 2017-09-30
NEWPARK RESOURCES INC
filed 2017-10-31
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
Yes                No     √
As of October 27, 2017, a total of 85,836,916 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2017

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

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$64,741	$87,878
Receivables, net	262,105	214,307
Inventories	164,384	143,612
Prepaid expenses and other current assets	104,703	17,143
Total current assets	595,933	462,940

Property, plant and equipment, net	298,663	303,654
Goodwill	20,415	19,995
Other intangible assets, net	4,312	6,067
Deferred tax assets	3,379	1,747
Other assets	3,221	3,780
Total assets	$925,923	$798,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$85,119	$83,368
Accounts payable	85,049	65,281
Accrued liabilities	50,138	31,152
Total current liabilities	220,306	179,801

Long-term debt, less current portion	139,721	72,900
Deferred tax liabilities	36,559	38,743
Other noncurrent liabilities	7,577	6,196
Total liabilities	404,163	297,640

Commitments and contingencies (Note 10)

Common stock, $0.01 par value, 200,000,000 shares authorized and 101,150,629 and 99,843,094 shares issued, respectively	1,012	998
Paid-in capital	568,743	558,966
Accumulated other comprehensive loss	(53,727)	(63,208)
Retained earnings	132,825	129,873
Treasury stock, at cost; 15,316,359 and 15,162,050 shares, respectively	(127,093)	(126,086)
Total stockholders’ equity	521,760	500,543
Total liabilities and stockholders' equity	$925,923	$798,183

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Revenues	$201,663	$104,554	$543,374	$334,413
Cost of revenues	164,587	99,293	442,608	313,669
Selling, general and administrative expenses	27,270	21,736	79,297	66,663
Other operating income, net	(76)	(1,420)	(127)	(3,829)
Impairments and other charges	—	—	—	6,925
Operating income (loss)	9,882	(15,055)	21,596	(49,015)

Foreign currency exchange loss (gain)	174	761	1,100	(440)
Interest expense, net	3,586	2,127	10,245	7,230
Gain on extinguishment of debt	—	—	—	(1,894)
Income (loss) from operations before income taxes	6,122	(17,943)	10,251	(53,911)

Provision (benefit) for income taxes	3,469	(4,492)	6,949	(13,256)
Net income (loss)	$2,653	$(13,451)	$3,302	$(40,655)

Income (loss) per common share - basic:	$0.03	$(0.16)	$0.04	$(0.49)
Income (loss) per common share - diluted:	$0.03	$(0.16)	$0.04	$(0.49)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016

Net income (loss)	$2,653	$(13,451)	$3,302	$(40,655)

Foreign currency translation adjustments	1,657	1,625	9,481	2,494

Comprehensive income (loss)	$4,310	$(11,826)	$12,783	$(38,161)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2015	$994	$533,746	$(58,276)	$171,788	$(127,993)	$520,259
Net loss	—	—	—	(40,655)	—	(40,655)
Employee stock options, restricted stock and employee stock purchase plan	4	(696)	—	(1,202)	1,897	3
Stock-based compensation expense	—	8,865	—	—	—	8,865
Income tax effect, net, of employee stock related activity	—	(1,500)	—	—	—	(1,500)
Foreign currency translation	—	—	2,494	—	—	2,494
Balance at September 30, 2016	$998	$540,415	$(55,782)	$129,931	$(126,096)	$489,466

Balance at December 31, 2016	$998	$558,966	$(63,208)	$129,873	$(126,086)	$500,543
Net income	—	—	—	3,302	—	3,302
Employee stock options, restricted stock and employee stock purchase plan	14	1,319	—	(350)	(1,007)	(24)
Stock-based compensation expense	—	8,458	—	—	—	8,458
Foreign currency translation	—	—	9,481	—	—	9,481
Balance at September 30, 2017	$1,012	$568,743	$(53,727)	$132,825	$(127,093)	$521,760

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$3,302	$(40,655)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Impairments and other non-cash charges	—	9,493
Depreciation and amortization	28,998	28,421
Stock-based compensation expense	8,458	8,865
Provision for deferred income taxes	(3,489)	(3,205)
Net provision for doubtful accounts	1,386	2,032
Gain on sale of assets	(4,896)	(2,331)
Gain on extinguishment of debt	—	(1,894)
Amortization of original issue discount and debt issuance costs	4,068	1,150
Change in assets and liabilities:
(Increase) decrease in receivables	(73,512)	31,360
(Increase) decrease in inventories	(17,348)	25,368
Increase in other assets	(1,621)	(568)
Increase (decrease) in accounts payable	17,996	(24,241)
Increase (decrease) in accrued liabilities and other	52,421	(3,860)
Net cash provided by operating activities	15,763	29,935

Cash flows from investing activities:
Capital expenditures	(21,888)	(33,390)
Increase in restricted cash	(85,680)	(578)
Proceeds from sale of property, plant and equipment	2,233	3,317
Business acquisitions, net of cash acquired	—	(3,761)
Net cash used in investing activities	(105,335)	(34,412)

Cash flows from financing activities:
Borrowings on lines of credit	84,900	6,056
Payments on lines of credit	(21,400)	(7,210)
Purchase of 2017 Convertible Notes	—	(9,206)
Debt issuance costs	(342)	(2,143)
Other financing activities	1,487	1,452
Proceeds from employee stock plans	2,107	508
Purchases of treasury stock	(2,761)	(1,236)
Net cash provided by (used in) financing activities	63,991	(11,779)

Effect of exchange rate changes on cash	2,444	982

Net decrease in cash and cash equivalents	(23,137)	(15,274)
Cash and cash equivalents at beginning of year	87,878	107,138
Cash and cash equivalents at end of period	$64,741	$91,864

Cash paid (received) for:
Income taxes (net of refunds)	$(24,673)	$(21,423)
Interest	$4,385	$4,331
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. Our fiscal year end is December 31, our third quarter represents the three-month period ended September 30 and our first nine months represents the nine-month period ended September 30. The results of operations for the third quarter and first nine months of 2017 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to fairly present our financial position as of September 30, 2017, and our results of operations for the third quarter and first nine months of 2017 and 2016 and our cash flows for the first nine months of 2017 and 2016. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2016 is derived from the audited consolidated financial statements at that date.
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
The most significant impact of adopting this new guidance is the required change in accounting for excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to share-based compensation. Beginning in the first quarter of 2017, such windfalls and shortfalls are now reflected in the consolidated statements of operations as a tax benefit or expense, respectively, whereas previously, they were generally recognized in additional paid in capital in the condensed consolidated balance sheets. For the first nine months of 2017, we recognized $0.2 million of expense in the provision for income taxes related to net shortfall tax deficiencies from share-based payments. For the first nine months of 2016, $1.5 million of net shortfall tax deficiencies were recognized in additional paid-in capital.
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
Standards not yet adopted
Revenue Recognition: In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for us in the first quarter of 2018. The amendments are to be applied using a retrospective or modified retrospective approach. As part of our assessment work to date, we have formed an implementation work team and conducted assessments of the new guidance across our primary revenue streams. Our process includes performing a review of representative contracts across our primary revenue streams and comparing historical accounting practices to the new standard. While we have not fully completed our evaluation of the impacts of these amendments, our performance obligations under customer contracts are primarily short-term in nature. Therefore, we currently anticipate the adoption will not have a material impact on the timing or amounts of revenue recognized in our consolidated financial statements; however, we anticipate incremental disclosures to be included in our consolidated financial statements regarding our revenue recognition policies and related amounts. We currently anticipate adopting the new guidance utilizing the modified retrospective method with the cumulative effect recognized as of our adoption date, January 1, 2018.
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
Restricted Cash Presentation: In November 2016, the FASB issued updated guidance that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for us in the first quarter of 2018 with early adoption permitted and should be applied using a retrospective transition method to each period presented. At September 30, 2017 and December 31, 2016, we had $93.0 million and $7.4 million of restricted cash included in prepaid expenses and other current assets in the accompanying balance sheet. In the first nine months of 2017, we increased our restricted cash balance by depositing $84.9 million of cash with an escrow agent for the October 1, 2017 maturity of the unsecured convertible senior notes. See “Note 8 - Financing Arrangements and Fair Value of Financial Instruments” for additional information. We are continuing to evaluate the impact of the new guidance on the presentation of our consolidated financial statements.
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
In October 2017, we entered into asset purchase agreements to acquire certain assets and assume certain liabilities of Well Service Group, Inc. and Utility Access Solutions, Inc. (together, “WSG”). WSG has been a strategic logistics and installation service partner for the Mats and Integrated Services segment since 2012, and the acquisition of WSG is expected to further expand upon the range of site construction and related services we offer our customers. WSG provides a variety of complementary services to our composite matting systems, including access road construction, site planning and preparation, environmental protection, fluids and spill containment, erosion control, and site restoration services. For the nine months ended September 30, 2017, WSG generated revenue of approximately $50 million. Under the terms of the agreements, total consideration at closing is expected to be approximately $75 million, subject to customary adjustments for actual working capital conveyed, which will be funded by approximately $43 million of cash consideration and $32 million of our common equity. The cash consideration will be funded through available cash on hand and borrowings under our Amended ABL Facility. Subject to satisfaction of customary closing conditions, the acquisition is expected to close in November 2017.

Note 3 – Earnings per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	Third Quarter		First Nine Months
(In thousands, except per share data)	2017	2016	2017	2016
Numerator
Basic - net income (loss)	$2,653	$(13,451)	$3,302	$(40,655)
Assumed conversions of 2017 Convertible Notes	—	—	—	—
Diluted - adjusted net income (loss)	$2,653	$(13,451)	$3,302	$(40,655)

Denominator
Basic - weighted average common shares outstanding	85,426	83,998	84,749	83,573
Dilutive effect of stock options and restricted stock awards	2,251	—	2,545	—
Dilutive effect of 2017 Convertible Notes	—	—	—	—
Dilutive effect of 2021 Convertible Notes	—	—	—	—
Diluted - weighted average common shares outstanding	87,677	83,998	87,294	83,573

Net income (loss) per common share
Basic	$0.03	$(0.16)	$0.04	$(0.49)
Diluted	$0.03	$(0.16)	$0.04	$(0.49)
We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Third Quarter		First Nine Months
(In thousands)	2017	2016	2017	2016
Stock options and restricted stock-based awards	1,693	8,279	2,149	7,258
2017 Convertible Notes	7,569	14,666	7,569	14,869
2021 Convertible Notes	—	—	—	—
The 2021 Convertible Notes (as defined in Note 8 below) will not impact the calculation of diluted net income per share unless the average price of our common stock, as calculated in accordance with the terms of the indenture governing the 2021 Convertible Notes, exceeds the conversion price of $9.33 per share. At September 30, 2017, the average price of our common stock was $8.54 per share. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the 2021 Convertible Notes as further described in Note 8 below. If converted, we currently intend to settle the principal amount of the notes in cash and as a result, only the amounts payable in excess of the principal amount of the notes, if any, are assumed to be settled with shares of common stock for purposes of computing diluted net income per share.
Note 4 – Stock-Based and Other Long Term Incentive Compensation
During the second quarter of 2017, our stockholders approved an amendment to the 2015 Employee Equity Incentive Plan (“2015 Plan”) to increase the number of shares authorized for issuance under the 2015 Plan from 7,800,000 to 9,800,000 shares. At September 30, 2017, 1,987,717 shares remained available for award under the 2015 plan.
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
The Compensation Committee also approved the issuance of cash-settled awards during the second quarter of 2017, including $5.3 million of time-based cash awards and a target amount of $1.3 million of performance-based cash awards. The time-based cash awards were granted to executive officers and other key employees and primarily vest in equal installments over a three-year period. The performance-based cash awards were granted to executive officers and will be paid based on the relative ranking of the Company’s total shareholder return (“TSR”) as compared to the TSR of the Company’s designated peer group for 2017. The performance period began June 1, 2017 and ends May 31, 2020, with the ending TSR price being equal to the average closing price of our shares over the 30-calendar days ending May 31, 2020 with the cash payout for each executive ranging from 0% to 150% of target. The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the performance-based cash awards is remeasured each period using a Monte-Carlo valuation model with changes in fair value recognized in the consolidated statement of operations.
Note 5 – Repurchase Program
Our Board of Directors approved a repurchase program that authorizes us to purchase up to $100.0 million of our outstanding shares of common stock and prior to their maturity, our outstanding 2017 Convertible Notes (as defined in Note 8 below). The repurchase program has no specific term. We may repurchase shares or prior to their maturity, we could repurchase 2017 Convertible Notes in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility (as defined in Note 8 below) and other factors. Repurchases are expected to be funded from operating cash flows and available cash on-hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. There were no shares repurchased during the first nine months of 2017 and 2016.
In February 2016, we repurchased $11.2 million of our 2017 Convertible Notes in the open market for $9.2 million and recognized a net gain of $1.9 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs. This repurchase was made under the existing Board authorized repurchase program discussed above. In addition, the Board separately authorized the repurchase of $78.1 million of 2017 Convertible Notes in connection with the December 2016 issuance of $100.0 million of 2021 Convertible Notes. As of September 30, 2017, we had $33.5 million of authorization remaining under the program.
Note 6 – Receivables
Receivables consisted of the following:

(In thousands)	September 30, 2017	December 31, 2016
Gross trade receivables	$247,732	$162,569
Allowance for doubtful accounts	(9,658)	(8,849)
Net trade receivables	238,074	153,720
Income tax receivables	5,055	39,944
Other receivables	18,976	20,643
Total receivables, net	$262,105	$214,307
Gross trade receivables increased $85.2 million, or 52%, in the first nine months of 2017 primarily due to the increase in revenues.
At December 31, 2016, income tax receivables included approximately $38.0 million related to the carryback refund claims primarily for our U.S. federal tax losses incurred in 2016, substantially all of which was received in the second quarter of 2017.
Other receivables includes $10.4 million and $11.5 million for value added, goods and service taxes related to foreign jurisdictions as of September 30, 2017 and December 31, 2016, respectively. In addition, other receivables includes $8.0 million at September 30, 2017 and December 31, 2016 in connection with the March 2014 sale of the Environmental Services business that is held in escrow associated with transaction representations, warranties and indemnities. In December 2014, the buyer made certain claims for indemnification under the terms of the sale agreement, which defers the release of the escrow funds until such claims are resolved. Further discussion of the buyer’s claims and related litigation is contained in Note 10 below.
Customer Revenue Concentration. Revenue from Sonatrach, our primary customer in Algeria, was approximately 15% of consolidated revenues in the first nine months of 2016. In the first nine months of 2017, Sonatrach represented less than 10% of consolidated revenues.

Note 7 – Inventories
Inventories consisted of the following:

(In thousands)	September 30, 2017	December 31, 2016
Raw materials:
Drilling fluids	$131,307	$115,399
Mats	1,385	1,137
Total raw materials	132,692	116,536
Blended drilling fluids components	25,635	23,762
Finished goods - mats	6,057	3,314
Total inventory	$164,384	$143,612
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
Note 8 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

(In thousands)	September 30, 2017			December 31, 2016
	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
2017 Convertible Notes	83,252	—	83,252	83,256	(268)	82,988
2021 Convertible Notes	100,000	(23,779)	76,221	100,000	(27,100)	72,900
ABL Facility	63,500	—	63,500	—	—	—
Other debt	1,867	—	1,867	380	—	380
Total debt	248,619	(23,779)	224,840	183,636	(27,368)	156,268
Less: current portion	(85,119)	—	(85,119)	(83,636)	268	(83,368)
Long-term debt	163,500	(23,779)	139,721	100,000	(27,100)	72,900
2017 Convertible Notes. In September 2010, we issued $172.5 million of unsecured convertible senior notes (“2017 Convertible Notes”) that matured on October 1, 2017, of which, $83.3 million aggregate principal amount remained outstanding at September 30, 2017. In advance of the October 2017 settlement, $84.9 million of cash was placed in an escrow account and reported as restricted cash within prepaid expenses and other current assets as of September 30, 2017. Subsequent to the end of the third quarter, this restricted cash was used for the full satisfaction of the outstanding principal and interest of the 2017 Convertible Notes. The notes bore interest at a rate of 4.0% per year, payable semi-annually in arrears on April 1 and October 1 of each year. The conversion rate was 90.8893 shares of our common stock per $1,000 principal amount of notes (equivalent to a conversion price of $11.00 per share of common stock). Prior to maturity in 2017, holders converted an insignificant amount of 2017 Convertible Notes into shares of our common stock. The conversion price exceeded the market value of our common stock at the date of maturity.
2021 Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“2021 Convertible Notes”) that mature on December 1, 2021, unless earlier converted by the holders pursuant to the terms of the notes. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year.
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of September 30, 2017, the notes were not convertible.
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
The $2.6 million of issuance costs attributable to the debt component were netted against long-term debt and are being amortized to interest expense over the term of the notes using the effective interest method. As of September 30, 2017, the carrying amount of the debt component was $76.2 million, which is net of the unamortized debt discount and issuance costs of $21.5 million and $2.3 million, respectively. Including the impact of the debt discount and deferred debt issuance costs, the effective interest rate on the notes is approximately 11.3%.
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
Borrowing availability under the ABL Facility is calculated based on eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation shall also include the amount of eligible pledged cash. The lender may establish reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment. As of September 30, 2017, our total borrowing base under the ABL Facility was $90.0 million, of which, $63.5 million was drawn, resulting in availability of $26.5 million.

Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 225 to 350 basis points for LIBOR borrowings, and 125 to 250 basis points with respect to base rate borrowings, based on our consolidated EBITDA, ratio of debt to consolidated EBITDA, and consolidated fixed charge coverage ratio, each as defined in the ABL Facility. As of September 30, 2017, the applicable margin for borrowings under our ABL Facility was 325 basis points with respect to LIBOR borrowings and 225 basis points with respect to base rate borrowings. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 37.5 to 62.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of September 30, 2017 was 50 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility also requires compliance with a fixed charge coverage ratio if availability under the ABL Facility falls below $15.0 million. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events and certain change of control events.
In October 2017, we entered into an Amended and Restated Credit Agreement (the “Amended ABL Facility”) which amends and restates our previous ABL Facility and increases the borrowing capacity from $90.0 million to $150.0 million, while also reducing applicable borrowing rates and fee terms. As of October 31, 2017, our total borrowing base under the Amended ABL Facility was $147.3 million, of which, $60.9 million was drawn, resulting in availability of $86.4 million. Under the terms of the Amended ABL Facility, the applicable margin rate for borrowings ranges from 175 to 275 basis points for LIBOR borrowings, and 75 to 175 basis points for base rate borrowings, based on the ratio of debt to consolidated EBITDA. In addition, we are required to pay a commitment fee on the unused portion of the Amended ABL Facility ranging from 25 to 37.5 basis points, based on the ratio of debt to consolidated EBITDA.
The Amended ABL Facility also extends the term to October 2022, conditional upon the satisfactory settlement of the outstanding $100.0 million of 2021 Convertible Notes that mature in December 2021. In the event that the 2021 Convertible Notes are not satisfied in accordance with the Amended ABL Facility requirements, the Amended ABL Facility term will expire in September 2021. Subject to certain conditions, the Amended ABL Facility can be increased up to a maximum capacity of $225.0 million.
Other Debt. Our foreign subsidiaries in Italy and India maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. In December 2016, we terminated our revolving line of credit in Brazil and repaid the outstanding balance. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. We had no outstanding loan balances under these arrangements at September 30, 2017 and December 31, 2016.
At September 30, 2017, we had letters of credit issued and outstanding which totaled $6.0 million that are collateralized by $6.6 million in restricted cash.  Additionally, our foreign operations had $18.7 million outstanding in letters of credit and other guarantees, primarily issued under the line of credit in Italy as well as certain letters of credit that are collateralized by $1.4 million in restricted cash. At September 30, 2017 and December 31, 2016, prepaid expenses and other current assets in the accompanying balance sheet includes restricted cash related to letters of credit of $8.0 million and $7.4 million, respectively.
Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our 2017 Convertible Notes and 2021 Convertible Notes, approximated their fair values at September 30, 2017 and December 31, 2016. The estimated fair value of our 2017 Convertible Notes was $83.0 million at September 30, 2017 and $84.4 million at December 31, 2016, and the estimated fair value of our 2021 Convertible Notes was $130.4 million at September 30, 2017 and $110.5 million at December 31, 2016, based on quoted market prices at these respective dates.
Note 9 – Income Taxes
The provision for income taxes for the first nine months of 2017 was a $6.9 million expense compared to a $13.3 million benefit for the first nine months of 2016. In both periods, the provision for income taxes was negatively impacted by pre-tax losses in certain international jurisdictions, most notably Australia, including $6.9 million of impairment charges in 2016, for which the recording of a tax benefit is not permitted.

We file income tax returns in the United States and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2012 and for substantially all foreign jurisdictions for years prior to 2008. We are currently under examination by the United States federal tax authorities for tax years 2014 and 2015. During the second quarter of 2017, we received a Revenue Agent Report from the United States Internal Revenue Service (“IRS”) disallowing a deduction claimed on our 2015 tax return associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary and assessing tax due of approximately $3.9 million. We submitted our response to the IRS in the third quarter of 2017 and are proceeding with the tax appeals process. We believe our tax position is properly reported in accordance with applicable U.S. tax laws and regulations and intend to vigorously defend our position through the tax appeals process.
We are also under examination by various tax authorities in other countries and certain foreign jurisdictions have challenged the amount of taxes due for certain tax periods. These audits are in various stages of completion. We fully cooperate with all audits, but defend existing positions vigorously. We evaluate the potential exposure associated with various filing positions and record a liability for tax contingencies as circumstances warrant. Although we believe all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and tax contingency accruals.
Note 10 – Commitments and Contingencies
In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. While the outcome of litigation or other proceedings against us cannot be predicted with certainty, except as described below, management does not consider it reasonably possible that a loss resulting from such litigation or other proceedings, in excess of any amounts accrued or covered by insurance, has been incurred that is expected to have a material adverse impact on our consolidated financial statements.
Escrow Claims Related to the Sale of the Environmental Services Business
Under the terms of the March 2014 sale of our previous Environmental Services business to Ecoserv, LLC (“Ecoserv”), $8.0 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the sale agreement. For the amount withheld in escrow, $4.0 million was scheduled for release to Newpark at each of the nine-month and 18-month anniversary of the closing. In December 2014, we received a letter from Ecoserv asserting that we had breached certain representations and warranties contained in the sale agreement, including failing to disclose operational problems and service work performed on injection/disposal wells and increased barge rental costs. The letter indicated that Ecoserv expected the damages associated with these claims to exceed the escrow amount. Following a further exchange of letters, in July of 2015 we filed an action against Ecoserv in state court in Harris County, Texas, seeking release of the escrow funds. Thereafter, Ecoserv filed a counterclaim seeking recovery in excess of the escrow funds based on the alleged breach of representations and covenants in the sale agreement. Ecoserv also alleges that we committed fraud in connection with the sale transaction. Ecoserv opposed Newpark’s motion to have the case tried before the judge (without a jury) as provided for in the sale agreement and sought to have our counsel disqualified from the case. The Court ruled in our favor on both matters. Discovery in the case has provided more information about Ecoserv’s claims, which include, among other things, alleged inadequate disclosures regarding the condition of a disposal cavern (at the time of the execution of the sale agreement and again as it relates to the time period between execution of the sale agreement and closing) and the lack of appropriate reserves/accruals/provisions in the financial statements of the business relating to certain regulatory obligations (such as plug and abandonment costs for injection wells and costs associated with a solids drying facility). Ecoserv is seeking to use a damage model for most of its damages based on its calculation of the difference between (a) the value of the business at closing, and (b) the sales price ($100.0 million), and has claimed damages of approximately $20.0 million. The case had been scheduled for trial in August 2017, but was postponed until December 2017. While there can be no certainty regarding the outcome of a trial, we strongly disagree with Ecoserv’s position on its contract and fraud claims and calculation of damages. We also believe that the sale agreement both limits the amount of any recoverable damages and precludes most of the damages Ecoserv asserts for breach of the sale agreement. While it is reasonably possible that following the trial, the judge may rule against us on one or more of the claims asserted by Ecoserv, the amount of any such loss cannot be reasonably estimated at this time. As a result, we have not concluded that a loss is considered probable at this time and no liability for any such loss has been recorded. We intend to vigorously defend our position while pursuing release of the entire $8.0 million in escrow. Litigation expenses related to this matter are included in corporate office expenses in operating income.

Note 11 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Third Quarter		First Nine Months
(In thousands)	2017	2016	2017	2016
Revenues
Fluids systems	$166,726	$89,097	$453,399	$283,901
Mats and integrated services	34,937	15,457	89,975	50,512
Total Revenues	$201,663	$104,554	$543,374	$334,413

Operating Income (Loss)
Fluids systems	$7,930	$(8,995)	$20,145	$(36,126)
Mats and integrated services	10,941	882	28,762	8,607
Corporate office	(8,989)	(6,942)	(27,311)	(21,496)
Total Operating Income (Loss)	$9,882	$(15,055)	$21,596	$(49,015)
The Fluids Systems operating results for the first nine months of 2016 included $6.9 million of non-cash impairments in the Asia Pacific region resulting from the unfavorable industry market conditions which are reported in impairments and other charges. These impairments include a $3.8 million charge to write-down property, plant and equipment to its estimated fair value and a $3.1 million charge to fully impair the customer related intangible assets for the Asia Pacific region. In addition, Fluids Systems operating results for the first nine months of 2016 also included $1.5 million of charges to reduce the carrying values of inventory, primarily resulting from lower of cost or market adjustments.
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

	Third Quarter	First Nine Months
(In thousands)	2016	2016
Cost of revenues	$222	$3,647
Selling, general and administrative expenses	58	925
Total employee termination costs	$280	$4,572

Fluids systems	$206	$4,125
Mats and integrated services	35	285
Corporate office	39	162
Total employee termination costs	$280	$4,572
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
Beginning in the fourth quarter of 2014 and continuing through early 2016, the price of oil declined dramatically from the price levels in recent years. As a result, E&P drilling activity significantly declined in North America and many global markets over this period. While oil prices and drilling activity have improved from the lows reached in early 2016, both oil price and activity levels remain significantly lower than pre-downturn levels. Rig count data is the most widely accepted indicator of drilling activity. Average North America rig count data for the third quarter and first nine months of 2017, as compared to the same periods of 2016 is as follows:

	Third Quarter		2017 vs 2016
	2017	2016	Count	%
U.S. Rig Count	946	479	467	97%
Canadian Rig Count	208	121	87	72%
North America	1,154	600	554	92%

	First Nine Months		2017 vs 2016
	2017	2016	Count	%
U.S. Rig Count	861	482	379	79%
Canadian Rig Count	207	112	95	85%
North America	1,068	594	474	80%
_______________________________________________________
Source: Baker Hughes, a GE Company
In the first nine months of 2017, North American drilling activity improved from the lows reached in the second quarter of 2016, resulting in stronger North American operating results compared to the previous two years. As of October 27, 2017, the U.S. and Canadian rig counts were 909 and 191, respectively. Although rig counts have pulled back somewhat in recent months, average activity levels for the remainder of 2017 are expected to be meaningfully higher than 2016.
Outside of North America, drilling activity is generally more stable as drilling activity in many countries is based upon longer term economic projections and multiple year drilling programs, which tends to reduce the impact of short term changes in commodity prices on overall drilling activity. While drilling activity in certain of our international markets (including Brazil and Australia) has declined in recent years, as a whole, our international activities have remained relatively stable. This stability is primarily driven by new contract awards, including those described below, which include geographical expansion into new markets as well as market share gains in existing markets. While our international contracts vary in revenue potential and duration, several international contracts are scheduled to conclude in 2018, including those with Sonatrach and Petrobras. Our future revenue levels in international markets are largely dependent on our ability to maintain existing market share upon contract renewals which may be subject to a competitive bid process and can be impacted by our customers’ procurement strategies and allocation of contract awards.

Our Fluids Systems segment, which generated 83% of consolidated revenues in the first nine months of 2017, provides customized fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.
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

•
Lot 1 and Lot 3 of a restricted tender by Sonatrach to provide drilling fluids and related services, which expanded our market share with Sonatrach in Algeria. Work under this three-year contract began in the second quarter of 2015, with activity levels ramping up during the second half of 2015 and early 2016. Revenues under this contract represented approximately 15% of our consolidated revenues in the first nine months of 2016, but represent less than 10% of revenues in the first nine months of 2017.

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

•
A three-year contract with Cairn Oil & Gas to provide drilling and completion fluids, along with associated services, in support of Cairn’s onshore drilling in India. Work under this contract began in the third quarter of 2017.

•
A contract with Baker Hughes, a GE Company, to provide drilling fluids and related services as part of Baker Hughes’ integrated service offering in support of the Greater Enfield project in offshore Western Australia. Work under this contract is expected to begin in early 2018.

Within the U.S. operations of our Fluids Systems segment, we invested approximately $40 million to significantly expand existing capacity and upgrade the drilling fluids blending, storage, and transfer capabilities in Fourchon, Louisiana, providing us with the required capabilities to serve customers in the Gulf of Mexico deepwater market. This project is part of our Fluids Systems strategy to penetrate the Gulf of Mexico deepwater market and was substantially completed in the second quarter of 2017. Capital expenditures related to the Fourchon expansion totaled $7.9 million in the first nine months of 2017.
Our Mats and Integrated Services segment, which generated 17% of consolidated revenues in the first nine months of 2017, provides composite mat rentals, site construction and related site services to customers in various markets including oil and gas exploration and production (“E&P”), electrical transmission & distribution, pipeline, solar, petrochemical and construction across the U.S., Canada and Europe. We also sell composite mats to customers outside of the U.S. and to domestic customers outside of the oil and gas E&P market. Following our efforts in recent years to diversify our customer base, revenues from non-oil and gas E&P markets represented over two-thirds of our segment revenues in the first nine months of 2017 and 2016.
In October 2017, we entered into asset purchase agreements to acquire certain assets and assume certain liabilities of Well Service Group, Inc. and Utility Access Solutions, Inc. (together, “WSG”). WSG has been a strategic logistics and installation service partner for the Mats and Integrated Services segment since 2012, and the acquisition of WSG is expected to further expand upon the range of well site construction and related site services we offer our customers. WSG provides a variety of complementary services to our composite matting systems, including access road construction, site planning and preparation, environmental protection, fluids and spill containment, erosion control, and site restoration services. For the nine months ended September 30, 2017, WSG generated revenue of approximately $50 million. Under the terms of the agreements, total consideration at closing is expected to be approximately $75 million, subject to customary adjustments for actual working capital conveyed, which will be funded by approximately $43 million of cash consideration and $32 million of our common equity. The cash consideration will be funded through available cash on hand and borrowings under our Amended ABL Facility. Subject to satisfaction of customary closing conditions, the acquisition is expected to close in November 2017.

Third Quarter of 2017 Compared to Third Quarter of 2016
Consolidated Results of Operations
Summarized results of operations for the third quarter of 2017 compared to the third quarter of 2016 are as follows:

	Third Quarter		2017 vs 2016
(In thousands)	2017	2016	$	%
Revenues	$201,663	$104,554	$97,109	93%
Cost of revenues	164,587	99,293	65,294	66%
Selling, general and administrative expenses	27,270	21,736	5,534	25%
Other operating income, net	(76)	(1,420)	1,344	NM
Operating income (loss)	9,882	(15,055)	24,937	NM

Foreign currency exchange loss	174	761	(587)	NM
Interest expense, net	3,586	2,127	1,459	69%
Income (loss) from operations before income taxes	6,122	(17,943)	24,065	NM

Provision (benefit) for income taxes	3,469	(4,492)	7,961	NM
Net income (loss)	$2,653	$(13,451)	$16,104	NM
Revenues
Revenues increased 93% to $201.7 million in the third quarter of 2017, compared to $104.6 million in the third quarter of 2016. This $97.1 million increase includes a $90.3 million (170%) increase in revenues in North America, comprised of a $71.0 million increase in our Fluids Systems segment and a $19.3 million increase in the Mats and Integrated Services segment. Revenues from our international operations increased by $6.8 million (13%), primarily attributable to increases in customer activity in Romania and Algeria. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 66% to $164.6 million in the third quarter of 2017, compared to $99.3 million in the third quarter of 2016. This increase was primarily driven by the 93% increase in revenues; however, cost of revenues contain substantial levels of fixed costs in each business, including significant depreciation, facility costs and personnel expenses, resulting in the lower increase in cost of revenues relative to the change in revenues.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $5.5 million to $27.3 million in the third quarter of 2017 from $21.7 million in the third quarter of 2016. The increase in expenses is primarily attributable to an increase in performance-based incentive compensation, an increase in personnel costs to support higher activity levels and higher spending related to strategic planning efforts and legal matters. Selling, general and administrative expenses as a percentage of revenues decreased to 13.5% in the third quarter of 2017 from 20.8% in the prior year.
Other operating income, net
Other operating income in the third quarter of 2016 was primarily attributable to gains recognized on the sale of assets.
Foreign currency exchange
Foreign currency exchange was a $0.2 million loss in the third quarter of 2017 compared to a $0.8 million loss in the third quarter of 2016, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense totaled $3.6 million for the third quarter of 2017 compared to $2.1 million for the third quarter of 2016. This increase was primarily attributable to $1.0 million of non-cash amortization of debt discount in the third quarter of 2017 associated with the 2021 Convertible Notes and lower capitalized interest in the third quarter of 2017 as compared to the third quarter of 2016. See “Note 8 – Financing Arrangements and Fair Value of Financial Instruments” for further discussion of the accounting treatment for the 2021 Convertible Notes.

Provision for income taxes
The provision for income taxes for the third quarter of 2017 was a $3.5 million expense compared to a $4.5 million benefit in the third quarter of 2016. In both periods, the provision for income taxes was negatively impacted by pre-tax losses in certain international jurisdictions, most notably Australia in 2017 and Uruguay in 2016, for which the recording of a tax benefit is not permitted.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter		2017 vs 2016
(In thousands)	2017	2016	$	%
Revenues
Fluids systems	$166,726	$89,097	$77,629	87%
Mats and integrated services	34,937	15,457	19,480	126%
Total revenues	$201,663	$104,554	$97,109	93%

Operating income (loss)
Fluids systems	$7,930	$(8,995)	$16,925
Mats and integrated services	10,941	882	10,059
Corporate office	(8,989)	(6,942)	(2,047)
Operating income (loss)	$9,882	$(15,055)	$24,937

Segment operating margin
Fluids systems	4.8%	(10.1)%
Mats and integrated services	31.3%	5.7%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2017 vs 2016
(In thousands)	2017	2016	$	%
United States	$97,439	$33,826	$63,613	188%
Canada	13,642	6,305	7,337	116%
Total North America	111,081	40,131	70,950	177%
Latin America	8,809	7,628	1,181	15%
Total Western Hemisphere	119,890	47,759	72,131	151%

EMEA	45,847	40,435	5,412	13%
Asia Pacific	989	903	86	10%
Total Eastern Hemisphere	$46,836	$41,338	$5,498	13%

Total Fluids Systems	$166,726	$89,097	$77,629	87%
North American revenues increased 177% to $111.1 million in the third quarter of 2017 compared to $40.1 million in the third quarter of 2016. This increase in revenues is primarily attributable to the 92% increase in North American rig count along with market share gains and higher customer spending per well in the third quarter of 2017 compared to the prior year.

Internationally, revenues increased $6.7 million (14%) to $55.6 million in the third quarter of 2017 compared to $49.0 million in the third quarter of 2016. The increase in the EMEA region is primarily attributable to increased customer activity in Romania and Algeria, partially offset by a decrease in revenues in Kuwait primarily associated with project timing. The increase in the Latin America region is primarily attributable to a customer contract in Chile which started in the fourth quarter of 2016.
Operating Income (Loss)
The Fluids Systems segment generated operating income of $7.9 million in the third quarter of 2017 compared to an operating loss of $9.0 million in the third quarter of 2016, representing a $16.9 million improvement in operating results. The increase in operating results includes a $13.2 million improvement in North America operating results primarily attributable to the 177% increase in revenue described above. International operating results improved by $3.7 million, largely reflecting the $2.6 million of costs included in the third quarter 2016 associated with asset demobilization and wind-down of operations in Uruguay, following our customer's decision to discontinue offshore exploration efforts in the country. The remainder of the improvement was driven by the increase in revenues, partially offset by price concessions with a key customer.
As noted above, North American drilling activity has improved from the lows reached in the second quarter of 2016. With the overall improvement in the North American market, we expect average drilling activity levels in the fourth quarter of 2017 to remain higher than 2016, subject to the level and ongoing stability of commodity prices. Outside of North America, improvements in operating results will largely depend on further recovery in commodity prices.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2017 vs 2016
(In thousands)	2017	2016	$	%
Mat rental and services	$21,446	$13,607	$7,839	58%
Mat sales	13,491	1,850	11,641	NM
Total	$34,937	$15,457	$19,480	126%
Mat rental and services revenues in the third quarter of 2017 increased $7.8 million compared to the third quarter of 2016. This improvement includes an increase in non-E&P customer activity associated with our continued efforts to expand beyond our traditional oilfield customer base, most notably the utility transmission and distribution and pipeline maintenance markets, as well as increases in E&P customer activity attributable to the improvement in oil prices.
Revenues from mat sales were $13.5 million in the third quarter of 2017 compared to $1.9 million in the third quarter of 2016. Quarterly revenues from mat sales have typically fluctuated based on the timing of mat orders from customers. The improvement in 2017 is primarily attributable to our continued efforts to further expand our sales into non-E&P markets.
Operating Income
Segment operating income increased by $10.1 million to $10.9 million for the third quarter of 2017 as compared to $0.9 million in the third quarter of 2016, attributable to increases in both mat sales and rental and services revenues as described above. Due to the relatively fixed nature of operating expenses, increases in revenue have a high incremental impact on the segment’s operating margin.
Corporate Office
Corporate office expenses increased $2.0 million to $9.0 million in the third quarter of 2017, compared to $6.9 million in the third quarter of 2016. The increase is primarily attributable to an increase in performance-based incentive compensation and elevated spending related to strategic planning efforts and legal matters.

First Nine Months of 2017 Compared to First Nine Months of 2016
Consolidated Results of Operations
Summarized results of operations for the first nine months of 2017 compared to the first nine months of 2016 are as follows:

	First Nine Months		2017 vs 2016
(In thousands)	2017	2016	$	%
Revenues	$543,374	$334,413	$208,961	62%
Cost of revenues	442,608	313,669	128,939	41%
Selling, general and administrative expenses	79,297	66,663	12,634	19%
Other operating income, net	(127)	(3,829)	3,702	NM
Impairments and other charges	—	6,925	—	NM
Operating income (loss)	21,596	(49,015)	70,611	NM

Foreign currency exchange loss (gain)	1,100	(440)	1,540	NM
Interest expense, net	10,245	7,230	3,015	42%
Gain on extinguishment of debt	—	(1,894)	1,894	NM
Income (loss) from operations before income taxes	10,251	(53,911)	64,162	NM

Provision (benefit) for income taxes	6,949	(13,256)	20,205	NM
Net income (loss)	$3,302	$(40,655)	$43,957	NM
Revenues
Revenues increased 62% to $543.4 million for the first nine months of 2017, compared to $334.4 million for the first nine months of 2016. This $209.0 million increase includes a $207.9 million (126%) increase in revenues in North America, comprised of a $168.7 million increase in our Fluids Systems segment and a $39.2 million increase in the Mats and Integrated Services segment. Revenues from our international operations increased by $1.1 million (1%), as activity gains in the EMEA region, Brazil and Chile were mostly offset by the completion of the offshore Uruguay project which contributed $12.2 million of revenue in the first nine months of 2016. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 41% to $442.6 million for the first nine months of 2017, compared to $313.7 million for the first nine months of 2016. This increase was primarily driven by the 62% increase in revenues; however, cost of revenues contain substantial levels of fixed costs in each business, including significant depreciation, facility costs and personnel expenses, resulting in the lower increase in cost of revenues relative to the change in revenues. In addition, the first nine months of 2016 included $3.6 million of employee severance costs which did not recur in the first nine months of 2017.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $12.6 million to $79.3 million for the first nine months of 2017 from $66.7 million for the first nine months of 2016. The increase in expenses is primarily attributable to an increase in performance-based incentive compensation as well as elevated spending related to strategic planning efforts and legal matters. Selling, general and administrative expenses as a percentage of revenues decreased to 14.6% in the first nine months of 2017 from 19.9% in the prior year.
Other operating income, net
Other operating income in the first nine months of 2016 is primarily attributable to gains recognized on the sale of assets.
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

Foreign currency exchange
Foreign currency exchange was a $1.1 million loss for the first nine months of 2017 compared to a $0.4 million gain for the first nine months of 2016, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense totaled $10.2 million for the first nine months of 2017 compared to $7.2 million for the first nine months of 2016. This increase was primarily attributable to $3.0 million of non-cash amortization of debt discount in the first nine months of 2017 associated with the 2021 Convertible Notes and lower capitalized interest in 2017 as compared to 2016. These increases were partially offset by $1.1 million of charges in the second quarter of 2016 for the write-off of debt issuance costs related to the termination and replacement of our revolving Credit Agreement. See “Note 8 – Financing Arrangements and Fair Value of Financial Instruments” for further discussion of the accounting treatment for the 2021 Convertible Notes and the 2016 termination and replacement of our revolving Credit Agreement.
Gain on extinguishment of debt
The $1.9 million gain on extinguishment of debt in 2016 relates to the repurchase of $11.2 million of our 2017 Convertible Notes in the open market for $9.2 million. The net gain represents the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs.
Provision for income taxes
The provision for income taxes for the first nine months of 2017 was a $6.9 million expense compared to a $13.3 million benefit for the first nine months of 2016. In both periods, the provision for income taxes was negatively impacted by pre-tax losses in certain international jurisdictions, most notably Australia, including $6.9 million of impairment charges in 2016, for which the recording of a tax benefit is not permitted.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Nine Months		2017 vs 2016
(In thousands)	2017	2016	$	%
Revenues
Fluids systems	$453,399	$283,901	$169,498	60%
Mats and integrated services	89,975	50,512	39,463	78%
Total revenues	$543,374	$334,413	$208,961	62%

Operating income (loss)
Fluids systems	$20,145	$(36,126)	$56,271
Mats and integrated services	28,762	8,607	20,155
Corporate office	(27,311)	(21,496)	(5,815)
Operating income (loss)	$21,596	$(49,015)	$70,611

Segment operating margin
Fluids systems	4.4%	(12.7)%
Mats and integrated services	32.0%	17.0%

Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2017 vs 2016
(In thousands)	2017	2016	$	%
United States	$251,265	$101,973	$149,292	146%
Canada	40,731	21,358	19,373	91%
Total North America	291,996	123,331	168,665	137%
Latin America	26,467	33,245	(6,778)	(20)%
Total Western Hemisphere	318,463	156,576	161,887	103%

EMEA	131,143	123,170	7,973	6%
Asia Pacific	3,793	4,155	(362)	(9)%
Total Eastern Hemisphere	$134,936	$127,325	$7,611	6%

Total Fluids Systems	$453,399	$283,901	$169,498	60%
North American revenues increased 137% to $292.0 million for the first nine months of 2017 compared to $123.3 million for the first nine months of 2016. This increase in revenues is primarily attributable to the 80% increase in North American average rig count along with market share gains and higher customer spending per well in the first nine months of 2017 compared to the prior year. Canadian revenues in the first nine months of 2017 include a $4.2 million increase from the August 2016 acquisition of Pragmatic Drilling Fluids Additives, Ltd.
Internationally, revenues increased 1% to $161.4 million for the first nine months of 2017 compared to $160.6 million for the first nine months of 2016. The increase in the EMEA region is primarily attributable to an increase in customer activity levels in Algeria and the contract with Shell Oil in Albania which started in the second quarter of 2016, partially offset by a decrease in the deepwater Black Sea following the completion of a customer drilling program. The decrease in the Latin America region is attributable to the completion of the offshore Uruguay project which contributed $12.2 million of revenue in the first nine months of 2016 partially offset by increased activity with Petrobras in Brazil and an increase in revenue from a customer contract in Chile which started in the fourth quarter of 2016.
Operating Income (Loss)
The Fluids Systems segment generated operating income of $20.1 million in the first nine months of 2017 compared to an operating loss of $36.1 million in the first nine months of 2016, representing a $56.3 million improvement in operating results. The operating loss for the first nine months of 2016 includes $8.4 million of charges related to asset impairments, including $6.9 million of charges related to the second quarter 2016 impairment of Asia Pacific assets as discussed above and $1.5 million of charges related to the write down of inventory as discussed in Note 11.
The remaining $47.9 million increase in operating results includes a $42.8 million improvement from North American operations and a $5.1 million increase in operating income from international operations. The improvement in North American operating results is largely attributable to the $168.7 million increase in revenues described above, along with a $4.1 million decrease in employee termination costs. The increase in international operating income is primarily attributable to improvements in product mix in our EMEA region, higher customer activity levels in Brazil and Chile and the impacts of cost reduction programs in the Asia Pacific region.

Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2017 vs 2016
(In thousands)	2017	2016	$	%
Mat rental and services	$66,154	$43,290	$22,864	53%
Mat sales	23,821	7,222	16,599	230%
Total	$89,975	$50,512	$39,463	78%
Mat rental and services revenues for the first nine months of 2017 increased $22.9 million compared to the first nine months of 2016. This improvement includes an increase in revenue from E&P customer activity, attributable to the improvement in oil prices, as well as increases in non-E&P customer activity associated with our continued efforts to expand beyond our traditional oilfield customer base and strong weather-related demand for rental mats. Results for the first nine months of 2017 also include a $1.7 million benefit from the final resolution with a customer related to mats destroyed on a well-site rental project.
Revenues from mat sales were $23.8 million for the first nine months of 2017 compared to $7.2 million for the first nine months of 2016. Revenues from mat sales have typically fluctuated based on the timing of mat orders from customers. The improvement in 2017 is primarily attributable to our continued efforts to further expand our sales into non-E&P markets.
Operating Income
Segment operating income increased by $20.2 million to $28.8 million for the first nine months of 2017 as compared to $8.6 million for the first nine months of 2016, attributable to increases in both mat sales and rental and services revenues as described above. Due to the relatively fixed nature of operating expenses, increases in revenue have a high incremental impact on segment operating margin.
Corporate Office
Corporate office expenses increased $5.8 million to $27.3 million for the first nine months of 2017, compared to $21.5 million for the first nine months of 2016. The increase is primarily attributable to an increase in performance-based incentive compensation and elevated spending related to strategic planning efforts and legal matters.
Liquidity and Capital Resources
Net cash provided by operating activities during the first nine months of 2017 totaled $15.8 million compared to $29.9 million during the first nine months of 2016. The decrease in operating cash flow is due to an increase in working capital, primarily trade accounts receivable associated with the 2017 increase in revenues, partially offset by the improvement in operating results in the first nine months of 2017 compared to the first nine months of 2016. During the first nine months of 2017, net income adjusted for non-cash items provided cash of $37.8 million, while changes in working capital used $22.1 million of cash, primarily reflecting increases in trade receivables offset by a $37.2 million tax refund received in the second quarter of 2017.
Net cash used in investing activities during the first nine months of 2017 was $105.3 million, including an increase in restricted cash of $85.7 million and capital expenditures of $21.9 million partially offset by proceeds from the sale of assets. In the first nine months of 2017, we increased our restricted cash balance by depositing $84.9 million of cash in an escrow account as of September 30, 2017 which was used for the full satisfaction of the 2017 Convertible Notes in early October 2017. Capital expenditures during the first nine months of 2017 included $15.1 million in the Fluids Systems segment, including $7.9 million related to the facility upgrade and expansion of our Fourchon, Louisiana facility. The Mats and Integrated Services segment capital expenditures totaled $5.7 million during the first nine months of 2017, primarily reflecting investments in the mat rental fleet.
Net cash provided by financing activities during the first nine months of 2017 was $64.0 million compared to net cash used in financing activities of $11.8 million during the first nine months of 2016. In advance of the October 2017 settlement of the 2017 Convertible Notes and to fund ongoing working capital needs, we borrowed a net $63.5 million on our ABL Facility in the third quarter of 2017.
In October 2017, we entered into asset purchase agreements to acquire certain assets and assume certain liabilities of Well Service Group, Inc. and Utility Access Solutions, Inc. (together, “WSG”). Under the terms of the agreements, total consideration at closing is expected to be approximately $75 million, subject to customary adjustments for actual working capital conveyed, which will be funded by approximately $43 million of cash consideration and $32 million of our common equity. The cash consideration will be funded through available cash on hand and borrowings under our Amended ABL Facility. The acquisition is expected to close in November 2017.

As of September 30, 2017, we had cash on-hand of $64.7 million, of which $60.7 million resides within our international subsidiaries that we intend to leave permanently reinvested abroad. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. In addition, we expect total 2017 capital expenditures to be approximately $30.0 million. Availability under our Amended ABL Facility also provides additional liquidity as discussed further below. Total availability under the Amended ABL Facility will fluctuate directionally based on the level of eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet. We expect our available cash on-hand, cash generated by operations and remaining availability under our Amended ABL Facility to be adequate to fund current operations during the next 12 months and the approximately $43 million of cash consideration for the WSG acquisition.
Our capitalization is as follows:

(In thousands)	September 30, 2017	December 31, 2016
2017 Convertible Notes (A)	$83,252	$83,256
2021 Convertible Notes	100,000	100,000
ABL Facility	63,500	—
Other debt	1,867	380
Unamortized discount and debt issuance costs	(23,779)	(27,368)
Total debt	224,840	156,268

Stockholder's equity	521,760	500,543
Total capitalization	$746,600	$656,811

Total debt to capitalization (A)	30.1%	23.8%
(A) The 2017 Convertible Notes were fully repaid on October 2, 2017. Pro-forma total debt to capitalization after repayment was 21.3%.
2017 Convertible Notes. In September 2010, we issued $172.5 million of unsecured convertible senior notes (“2017 Convertible Notes”) that matured on October 1, 2017, of which, $83.3 million aggregate principal amount remained outstanding at September 30, 2017. In advance of the October 2017 settlement, $84.9 million of cash was placed in an escrow account and reported as restricted cash within prepaid expenses and other current assets as of September 30, 2017. Subsequent to the end of the third quarter, this restricted cash was used for the full satisfaction of the outstanding principal and interest of the 2017 Convertible Notes.
2021 Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“2021 Convertible Notes”) that mature on December 1, 2021, unless earlier converted by the holders pursuant to the terms of the notes. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year.
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of September 30, 2017, the notes were not convertible.
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
In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. We estimated the fair value of the debt component of the notes to be $75.2 million at the issuance date, assuming a 10.5% non-convertible borrowing rate. The carrying amount of the equity component was determined to be approximately $24.8 million by deducting the fair value of the debt component from the principal amount of the notes, and was recorded as an increase to additional paid-in capital, net of the related deferred tax liability of $8.7 million. The excess of the principal amount of the debt component over its carrying amount (the “debt discount”) is being amortized as interest expense over the term of the notes using the effective interest method. See “Note 8 - Financing Arrangements and Fair Value of Financial Instruments” for further discussion of the accounting treatment for the 2021 Convertible Notes.
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
Borrowing availability under the ABL Facility is calculated based on eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation shall also include the amount of eligible pledged cash. The lender may establish reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment. As of September 30, 2017, our total borrowing base under the ABL Facility was $90.0 million, of which, $63.5 million was drawn, resulting in availability of $26.5 million.
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 225 to 350 basis points for LIBOR borrowings, and 125 to 250 basis points with respect to base rate borrowings, based on our consolidated EBITDA, ratio of debt to consolidated EBITDA, and consolidated fixed charge coverage ratio, each as defined in the ABL Facility. As of September 30, 2017, the applicable margin for borrowings under our ABL Facility was 325 basis points with respect to LIBOR borrowings and 225 basis points with respect to base rate borrowings. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 37.5 to 62.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of September 30, 2017 was 50 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility also requires compliance with a fixed charge coverage ratio if availability under the ABL Facility falls below $15.0 million. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events and certain change of control events.
In October 2017, we entered into an Amended and Restated Credit Agreement (the “Amended ABL Facility”) which amends and restates our previous ABL Facility and increases the borrowing capacity from $90.0 million to $150.0 million, while also reducing applicable borrowing rates and fee terms. As of October 31, 2017, our total borrowing base under the Amended ABL Facility was $147.3 million, of which, $60.9 million was drawn, resulting in availability of $86.4 million. Under the terms of the Amended ABL Facility, the applicable margin rate for borrowings ranges from 175 to 275 basis points for LIBOR borrowings, and 75 to 175 basis points for base rate borrowings, based on the ratio of debt to consolidated EBITDA. In addition, we are required to pay a commitment fee on the unused portion of the Amended ABL Facility ranging from 25 to 37.5 basis points, based on the ratio of debt to consolidated EBITDA.
The Amended ABL Facility also extends the term to October 2022, conditional upon the satisfactory settlement of the outstanding $100.0 million of 2021 Convertible Notes that mature in December 2021. In the event that the 2021 Convertible Notes are not satisfied in accordance with the Amended ABL Facility requirements, the Amended ABL Facility term will expire in September 2021. Subject to certain conditions, the Amended ABL Facility can be increased up to a maximum capacity of $225.0 million.
Other Debt. Our foreign subsidiaries in Italy and India maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. In December 2016, we terminated our revolving line of credit in Brazil and repaid the outstanding balance. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. We had no outstanding loan balances under these arrangements at September 30, 2017 and December 31, 2016.
At September 30, 2017, we had letters of credit issued and outstanding which totaled $6.0 million that are collateralized by $6.6 million in restricted cash.  Additionally, our foreign operations had $18.7 million outstanding in letters of credit and other guarantees, primarily issued under the line of credit in Italy as well as certain letters of credit that are collateralized by $1.4 million in restricted cash. At September 30, 2017 and December 31, 2016, prepaid expenses and other current assets in the accompanying balance sheet includes restricted cash related to letters of credit of $8.0 million and $7.4 million, respectively.
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
Interest Rate Risk
At September 30, 2017, the total principal amount of debt outstanding was $248.6 million, including $83.3 million of 2017 Convertible Notes and $100 million of 2021 Convertible Notes, both of which bear interest at a fixed rate of 4.0%. The remaining principal amount of debt outstanding at September 30, 2017 was primarily $63.5 million of borrowings outstanding under our ABL Facility which are subject to a variable interest rate as determined by the credit agreement. At September 30, 2017, we did not have any other variable rate debt outstanding.
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
Evaluation of disclosure controls and procedures
Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2017, the end of the period covered by this quarterly report.
Changes in internal control over financial reporting
There has been no change in internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the terms of the March 2014 sale of the Environmental Services business to Ecoserv, $8.0 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the sale agreement. For the amount withheld in escrow, $4.0 million was scheduled for release to Newpark at each of the nine-month and 18-month anniversary of the closing. In December 2014, we received a letter from Ecoserv asserting that we had breached certain representations and warranties contained in the sale agreement, including failing to disclose operational problems and service work performed on injection/disposal wells and increased barge rental costs. The letter indicated that Ecoserv expected the damages associated with these claims to exceed the escrow amount. Following a further exchange of letters, in July of 2015 we filed the action against Ecoserv referenced above. Ecoserv opposed Newpark’s motion to have the case tried before the judge (without a jury) as provided for in the sale agreement and sought to have our counsel disqualified from the case. The Court ruled in our favor on both matters. Discovery in the case has provided more information about Ecoserv’s claims, which include, among other things, alleged inadequate disclosures regarding the condition of a disposal cavern (at the time of the execution of the sale agreement and as it relates to the time period between execution of the sale agreement and at closing) and the lack of appropriate reserves/accruals/provisions in the financial statements of the business relating to certain regulatory obligations (such as plug and abandonment costs for injection wells and costs associated with a solids drying facility). Ecoserv is seeking to use a damage model for most of its damages based on its calculation of the difference between (a) the value of the business at closing, and (b) the sales price ($100.0 million), and has claimed damages of approximately $20.0 million. The case had been scheduled for trial in August 2017, but was postponed until December 2017. While there can be no certainty regarding the outcome of a trial, we strongly disagree with Ecoserv’s position on its contract and fraud claims and calculation of damages. We also believe that the sale agreement both limits the amount of any recoverable damages and precludes most of the damages Ecoserv asserts for breach of the sale agreement. While it is reasonably possible that following the trial, the judge may rule against us on one or more of the claims asserted by Ecoserv, the amount of any such loss cannot be reasonably estimated at this time. As a result, we have not concluded that a loss is considered probable at this time and no liability for any such loss has been recorded. We intend to vigorously defend our position while pursuing release of the entire $8.0 million in escrow.

ITEM 1A.	Risk Factors
There have been no material changes during the period ended September 30, 2017 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10‑K for the year ended December 31, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	The following table details our repurchases of shares of our common stock, for the three months ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (in millions)
July 2017	1,127	$7.35	—	$33.5
August 2017	49,049	7.50	—	$33.5
September 2017	529	8.25	—	$33.5
Total	50,705	$7.50	—
(1) During the three months ended September 30, 2017, we purchased an aggregate of 50,705 shares surrendered in lieu of taxes under vesting of restricted shares.
Our Board of Directors approved a repurchase program that authorizes us to purchase up to $100.0 million of our outstanding shares of common stock and prior to their maturity, our outstanding 2017 Convertible Notes. The repurchase program has no specific term. We may repurchase shares or, prior to their maturity, we could repurchase 2017 Convertible Notes in the open market or as otherwise determined by management, subject to certain limitations under our ABL Facility and other factors. Repurchases are expected to be funded from operating cash flows and available cash on-hand. As part of the share repurchase program, the Company’s management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.
There were no share repurchases under the program during the first nine months of 2017 and 2016. In February 2016, we repurchased $11.2 million of our 2017 Convertible Notes in the open market for $9.2 million. This repurchase was made under our existing Board authorized repurchase program discussed above. In addition, the Board separately authorized the repurchase of $78.1 million of 2017 Convertible Notes in connection with the December 2016 issuance of $100.0 million of 2021 Convertible Notes. As of September 30, 2017, we had $33.5 million of authorization remaining under the program.
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

2.1
Asset Purchase Agreement, dated as of October 27, 2017, by and among Well Service Group Inc., the stockholders designated therein, Newpark Resources, Inc. and Newpark Mats & Integrated Services LLC, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 31, 2017 (SEC File No. 001-02960).

2.2
Asset Purchase Agreement, dated as of October 27, 2017, by and among Utility Access Solutions Inc., the stockholders designated therein, Newpark Resources, Inc. and Newpark Mats & Integrated Services LLC, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on October 31, 2017 (SEC File No. 001-02960).

10.1
Amended and Restated Credit Agreement dated October 17, 2017 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Mats & Integrated Services LLC, Excalibar Minerals LLC and Dura-Base Nevada, Inc., as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party hereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2017 (SEC File No. 001-02960).

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

Date: October 31, 2017

NEWPARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Douglas L. White
Douglas L. White Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)