Form 10-K
period 2017-12-31
NEWPARK RESOURCES INC
filed 2018-02-23
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to
Commission File Number 001-2960
Newpark Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1123385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9320 Lakeside Blvd., Suite 100
The Woodlands, Texas	77381
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code (281) 362-6800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No  √
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No  √
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No ___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  √     No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No  √
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2017, was $613.1 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.
As of February 16, 2018, a total of 89,218,581 shares of Common Stock, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference
Pursuant to General Instruction G(3) to this Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders.

NEWPARK RESOURCES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

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

PART I
ITEM 1. Business
General
Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. We are a geographically diversified supplier providing products, rentals and services primarily to the oil and gas exploration and production (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services. Our Fluids Systems segment provides drilling fluids products and technical services to customers in the North America, Europe, the Middle East and Africa (“EMEA”), Latin America and Asia Pacific regions. Our Mats and Integrated Services segment provides composite mat rentals, site construction and related site services to customers in various markets including oil and gas exploration and production, electrical transmission & distribution, pipeline, solar, petrochemical and construction across the U.S., Canada and Europe. We also sell composite mats to customers outside of the U.S. and to domestic customers outside of the E&P market.
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
When referring to “Newpark” and using phrases such as the “Company”, “we”, “us” and “our”, our intent is to refer to Newpark Resources, Inc. and its subsidiaries as a whole or on a segment basis, depending on the context in which the statements are made.
Industry Fundamentals
Historically, several factors have driven demand for our products and services, including the supply, demand and pricing of oil and gas commodities, which drive E&P drilling and development activity. Demand for most of our Fluids Systems’ products and services is also driven, in part, by the level, type, depth and complexity of oil and gas drilling. Historically, drilling activity levels in North America have been volatile, primarily driven by the price of oil and natural gas. Beginning in the fourth quarter of 2014 and continuing through early 2016, the price of oil declined dramatically from the price levels in previous years. As a result, E&P drilling activity significantly declined in North America and many global markets over this period. While oil prices and drilling activity have improved from the lows reached in early 2016, both oil price and activity levels remain significantly lower than pre-downturn levels. The most widely accepted measure of activity for our North American operations is the Baker Hughes Rotary Rig Count. The average North America rig count was 1,083 in 2017, compared to 639 in 2016, 1,170 in 2015, and 2,241 in 2014.
The declining E&P drilling activity levels in 2015 and 2016 reduced the demand for our services, negatively impacted customer pricing and resulted in elevated costs associated with workforce reductions, all of which negatively impacted our profitability. Further, due to the fact that our business contains substantial levels of fixed costs, including significant facility and personnel expenses, North American operating margins in both operating segments were negatively impacted by the lower customer demand during this period.
Outside of North America, drilling activity is generally more stable, as drilling activity in many countries is based upon longer term economic projections and multiple year drilling programs, which tend to reduce the impact of short-term changes in commodity prices on overall drilling activity. While drilling activity in certain of our international markets (including Brazil and Australia) has declined in recent years, as a whole, our international activities have remained relatively stable. This stability is primarily driven by new contract awards, which include geographical expansion into new markets as well as market share gains in existing markets.
In addition to our ongoing activity in the E&P industry, our Mats and Integrated Services segment is continuing to expand into other industries in North America, including electrical transmission & distribution and pipeline construction and maintenance. The demand for our composite matting systems from customers in these industries, is driven in part, by the level of construction and maintenance activity associated with the electrical transmission & distribution grid, as well as the oil and natural gas pipeline infrastructure within the U.S.

Reportable Segments
Fluids Systems
Our Fluids Systems business provides drilling fluids products and technical services to customers in the North America, EMEA, Latin America, and Asia Pacific regions. We offer customized solutions for highly technical drilling projects involving complex subsurface conditions such as horizontal, directional, geologically deep or drilling in deep water. These projects require increased monitoring and critical engineering support of the fluids system during the drilling process. In addition, our Fluids Systems offering is expanding into adjacent areas to drilling fluids, including completion and stimulation chemistry, which are typically utilized by customers following the drilling process.
We also have industrial mineral grinding operations for barite, a critical raw material in drilling fluids products, which serve to support our activity in the North American drilling fluids market. We grind barite and other industrial minerals at four facilities, including locations in Texas, Louisiana and Tennessee. We use the resulting products in our drilling fluids business, and also sell them to third party users, including other drilling fluids companies. We also sell a variety of other minerals, principally to third-party industrial (non-oil and gas) markets.
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
Technology — Proprietary technology and systems are an important aspect of our business strategy. We seek patents and licenses on new developments whenever we believe it creates a competitive advantage in the marketplace. We own patent rights in a family of high-performance water-based fluids systems, which we market as Evolution® and DeepDrill® systems, which are designed to enhance drilling performance and provide environmental benefits. We also rely on a variety of unpatented proprietary technologies and know-how in many of our applications. We believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements are of equal or greater competitive significance than our existing proprietary rights.
Competition — We face competition from larger companies, including Halliburton and Schlumberger, which compete vigorously on fluids performance and/or price. In addition, these companies have broad product and service offerings in addition to their drilling fluids. We also have smaller regional competitors competing with us mainly on price and local relationships. We believe that the principal competitive factors in our businesses include a combination of technical proficiency, reputation, price, reliability, quality, breadth of services offered and experience. We believe that our competitive position is enhanced by our proprietary products and services.
Customers — Our customers are principally major integrated and independent oil and gas E&P companies operating in the markets that we serve. During 2017, approximately 51% of segment revenues were derived from the 20 largest segment customers, of which the largest customer represented 10% of our segment revenues. The segment also generated 55% of revenues domestically during 2017. Typically, in North America, we perform services either under short-term standard contracts or under “master” service agreements. Internationally, some customers issue multi-year contracts, but many are on a well-by-well, or project basis. As most agreements with our customers can be terminated upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See “Note 12 – Segment and Related Information” in our Consolidated Financial Statements for additional information on financial and geographic data.
Mats and Integrated Services
Our Mats and Integrated Services segment provides composite mat rentals, site construction and related site services to customers in various markets including oil and gas exploration and production (“E&P”), electrical transmission & distribution, pipeline, solar, petrochemical and construction across North America and Europe. We also sell composite mats to customers outside of the U.S. and to domestic customers outside of the E&P market. Following our efforts in recent years to diversify our customer base, Mats and Integrated Services segment revenues from non-E&P markets represented approximately two-thirds of our segment revenues in 2017.
We manufacture our DURA-BASE® Advanced Composite Mats for use in our rental operations as well as for third-party sales. Our mats provide environmental protection and ensure all-weather access to sites with unstable soil conditions. In order to support our efforts to expand our markets globally, we completed an expansion of our mats manufacturing facility in 2015 which nearly doubled our manufacturing capacity and significantly expanded our research and development capabilities. We continue to expand our product offerings, which now include the EPZ Grounding System™ for enhanced safety and efficiency for contractors working on power line maintenance and construction projects and the T-REX™ automated mat cleaning system to provide customers with a cost effective system to clean composite mats on site.

In November 2017, we acquired certain assets and assumed certain liabilities of Well Service Group, Inc. and Utility Access Solutions, Inc. (together, “WSG”). Since 2012, WSG has been a strategic logistics and installation service provider for our Mats and Integrated Service segment, offering a variety of complementary services to our composite matting systems, including access road construction, site planning and preparation, environmental protection, fluids and spill storage/containment, erosion control, and site restoration services. The completion of the WSG acquisition expanded our service offering as well as our U.S. geographic footprint across the Northeast, Midwest, Rockies, and West Texas regions of the U.S.
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
Technology — We have obtained patents related to the design and manufacturing of our DURA-BASE mats and several of the components, as well as other products and systems related to these mats (including the connecting pins and the EPZ Grounding System™). Using proprietary technology and systems is an important aspect of our business strategy. We believe that these products provide us with a distinct advantage over our competition. While we continue to add to our patent portfolio, two patents related to our DURA-BASE matting system will expire in May of 2020, and competitors may begin offering mats that include features described in those patents. We also believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers and understanding of regulatory requirements also have competitive significance in the markets we serve.
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
Customers — Our customers are principally infrastructure construction and oil and gas E&P companies operating in the markets that we serve. Approximately 63% of our segment revenues in 2017 were derived from the 20 largest segment customers, of which, the largest customer represented 15% of our segment revenues. The segment generated 91% of its revenues domestically during 2017. As a result of our efforts to expand beyond our traditional oilfield customer base, revenues from non E&P customers represented approximately 67% of segment revenues in 2017. Typically, we perform services either under short-term contracts or rental service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts. See “Note 12 - Segment and Related Information” in our Consolidated Financial Statements for additional information on financial and geographic data.
Employees
At January 31, 2018, we employed approximately 2,400 full and part-time personnel none of which are represented by unions. We consider our relations with our employees to be satisfactory.
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
Risks Related to the Worldwide Oil and Natural Gas Industry
We derive a significant portion of our revenues from customers in the worldwide oil and natural gas industry; therefore, our risk factors include those factors that impact the demand for oil and natural gas. Spending by our customers for exploration, development and production of oil and natural gas is based on a number of factors, including expectations of future hydrocarbon demand, energy prices, the risks associated with developing reserves, our customers' ability to finance exploration and development of reserves, regulatory developments and the future value of the reserves. Reductions in customer spending levels adversely affect the demand for our services and consequently, our revenue and operating results; and the presence of these market conditions negatively affects our revenue and operating results. The key risk factors that we believe influence the worldwide oil and natural gas markets are discussed below.
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
Volatility of oil and natural gas prices can adversely affect demand for our products and services
Volatility in oil and natural gas prices can also impact our customers’ activity levels and spending for our products and services. The level of energy prices is important to the cash flow for our customers and their ability to fund exploration and development activities. Compared to 2011 to 2014 levels, oil prices have declined significantly due in large part to increasing supplies, weakening demand growth and the decision by OPEC countries to maintain production levels throughout 2015 and most of 2016. While OPEC production limits were put in place in late 2016 and maintained throughout 2017, expectations about future commodity prices and price volatility are important for determining future spending levels. Our customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk.
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
Risks Related to our Customer Concentration and Reliance on the U.S. Exploration and Production Market
In 2017, approximately 45% of our consolidated revenues were derived from our 20 largest customers, although no customer accounted for more than 10% of our consolidated revenues. In addition, approximately 62% of our consolidated revenues were derived from our U.S. operations.

Beginning in the fourth quarter of 2014 and continuing through early 2016, the price of oil declined dramatically from the price levels in previous years. Following this decline, North American drilling activity decreased significantly, which reduced the demand for our services and negatively impacted customer pricing in our North American operations, relative to pre-downturn levels. While oil prices and drilling activity have since improved from the lows reached in early 2016, there are no assurances that the price for oil or activity levels will not decline again in the future. Due to these changes, our quarterly and annual operating results have fluctuated significantly and may continue to fluctuate in future periods. Because our business has substantial fixed costs, including significant facility and personnel expenses, downtime or low productivity due to reduced demand can have a significant adverse impact on our profitability.
Risks Related to International Operations
We have significant operations outside of the United States, including certain areas of Canada, EMEA, Latin America, and Asia Pacific. In 2017, these international operations generated approximately 38% of our consolidated revenues. Algeria represents our largest international market with our total Algerian operations representing 12% of our consolidated revenues in 2017 and 8% of our total assets at December 31, 2017, including 28% of our total cash balance at December 31, 2017.
In addition, we may seek to expand to other areas outside the United States in the future. International operations are subject to a number of risks and uncertainties, including:

▪	difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties and regulations;

▪	uncertainties in or unexpected changes in regulatory environments or tax laws;

▪	legal uncertainties, timing delays and expenses associated with tariffs, export licenses and other trade barriers;

▪	difficulties enforcing agreements and collecting receivables through foreign legal systems;

▪	risks associated with failing to comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, export laws, and other similar laws applicable to our operations in international markets;

▪	exchange controls or other limitations on international currency movements, including restrictions on the repatriation of funds to the U.S. from certain countries, such as Algeria;

▪	sanctions imposed by the U.S. government that prevent us from engaging in business in certain countries or with certain counter-parties;

▪	inability to obtain or preserve certain intellectual property rights in the foreign countries in which we operate;

▪	our inexperience in certain international markets;

▪	fluctuations in foreign currency exchange rates;

▪	political and economic instability; and

▪	acts of terrorism.
In addition, several North African markets in which we operate, including Tunisia, Egypt, Libya, and Algeria have experienced social and political unrest in past years, which, when they occur, negatively impact our operating results, and can include the temporary suspension of our operations. More recently in Brazil, the ongoing widely-publicized corruption investigation has continued to disrupt Petrobras’ operations, which could negatively impact our operating results in Brazil.
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
We fund our ongoing operational needs through a $150 million asset-based revolving credit facility (the “Amended ABL Facility”). Borrowing availability under the Amended ABL Facility is calculated based on eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation shall also include the amount of eligible pledged cash. The lender may establish reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the Amended ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment. The availability under the

Amended ABL Facility is expected to fluctuate directionally with changes in our domestic accounts receivable, inventory, and composite mat rental fleet.
The Amended ABL Facility terminates on October 17, 2022; however, the Amended ABL Facility has a springing maturity date that will accelerate the maturity of the Amended ABL Facility to September 1, 2021 if, prior to such date, the convertible notes due 2021 (“2021 Convertible Notes”) have not either been repurchased, redeemed, converted or we have not provided sufficient funds to repay the 2021 Convertible Notes in full on their maturity date. For this purpose, funds may be provided in cash to an escrow agent or a combination of cash to an escrow agent and the assignment of a portion of availability under the Amended ABL Facility. The Amended ABL Facility requires compliance with a minimum fixed charge coverage ratio and minimum unused availability of $25.0 million to utilize borrowings or assignment of availability under the Amended ABL Facility towards funding the repayment of the 2021 Convertible Notes.
We are subject to compliance with a fixed charge coverage ratio covenant if our borrowing availability falls below $22.5 million. If we are unable to make required payments under the Amended ABL Facility or other indebtedness of more than $25.0 million, or if we fail to comply with the various covenants and other requirements of the Amended ABL Facility, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, unless we are able to obtain, on a timely basis, a necessary waiver or amendment. Any waiver or amendment may require us to revise the terms of our agreements which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the Amended ABL Facility, to declare any outstanding indebtedness, together with any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the Amended ABL Facility when due, the lenders would be permitted to proceed against their collateral. In the event any outstanding indebtedness in excess of $25.0 million is accelerated, this could also cause an event of default under our 2021 Convertible Notes. The acceleration of any of our indebtedness and the election to exercise any such remedies could have a material adverse effect on our business and financial condition.
Risks Related to Operating Hazards Present in the Oil and Natural Gas Industry
Our operations are subject to hazards present in the oil and natural gas industry, such as fire, explosion, blowouts, oil spills and leaks or spills of hazardous materials (both onshore and offshore). These incidents as well as accidents or problems in normal operations can cause personal injury or death and damage to property or the environment. Our customers’ operations can also be interrupted and it is possible that such incidents can interrupt our ongoing operations and the ability to provide our services. From time to time, customers seek recovery for damage to their equipment or property that occurred during the course of our service obligations. Damage to our customers’ property and any related spills of hazardous materials could be extensive if a major problem occurred. We purchase insurance which may provide coverage for incidents such as those described above, however, the policies may not provide coverage or a sufficient amount of coverage for all types of damage claims that could be asserted against us. See the section entitled “Risks Related to the Inherent Limitations of Insurance Coverage” for additional information.
Risks Related to Business Acquisitions and Capital Investments
Our ability to successfully execute our business strategy will depend, among other things, on our ability to make capital investments and acquisitions which provide us with financial benefits. In November 2017, we acquired certain assets and assumed certain liabilities of WSG for approximately $78 million. WSG has been a strategic logistics and installation service provider for our Mats and Integrated Service segment, offering a variety of complementary services to the composite matting systems, including access road construction, site planning and preparation, environmental protection, fluids and spill storage/containment, erosion control, and site restoration services. In addition, our 2018 capital expenditures are expected to range between $20 million to $25 million (exclusive of any acquisitions). These acquisitions and investments are subject to a number of risks and uncertainties, including:

▪	incorrect assumptions regarding business activity levels or results from our capital investments, acquired operations or assets;

▪
failure to complete a planned acquisition transaction or to successfully integrate the operations or management of any acquired businesses or assets in a timely manner, including the WSG acquisition mentioned above;

▪	diversion of management’s attention from existing operations or other priorities;

▪	unanticipated disruptions to our business associated with the implementation of our enterprise-wide operational and financial system; and

▪	delays in completion and cost overruns associated with large capital investments.
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
Risk Related to our Market Competition
We face competition in the Fluids Systems business from larger companies, including Halliburton and Schlumberger, which compete vigorously on fluids performance and/or price. In addition, these companies have broad product and service offerings in addition to their drilling fluids. At times, these larger companies attempt to compete by offering discounts to customers to use multiple products and services from our competitors, some of which we do not offer. We also have smaller regional competitors competing with us mainly on price and local relationships. Our competition in the Mats and Integrated Services business is fragmented, with many competitors providing various forms of mat products and services. More recently, several competitors have begun marketing composite products to compete with our DURA-BASE mat system. While we believe the design and manufacture of our mat products provide a differentiated value to our customers, many of our competitors seek to compete on pricing. Some of the early patents we received related to our DURA-BASE mat system will expire in 2020 and competitors may begin offering mats that include features described in those patents. We have filed legal actions against competitors in the U.S. to enforce our patents, and have filed for additional patents, but there is no assurance that these actions will be successful or that competitors will not be able to offer matting products that are substantially similar to the DURA-BASE mat system.
Risk Related to Offering New Products and Offering Existing Products in New Markets
As a key component of our long-term strategy in both operating segments, we seek to continue to expand our product and service offerings and enter new customer markets with our existing products. As with any market expansion effort, new customer and product markets include inherent uncertainties regarding customer expectations, industry-specific regulatory requirements, product performance and customer-specific risk profiles. As such, new market entry is subject to a number of risks and uncertainties, which could have an adverse effect on our business, financial condition or results of operations.
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
Many of the markets for our products and services are dependent on the continued exploration for and production of fossil fuels (predominantly oil and natural gas). Climate change is receiving increased attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide attributed to the use of fossil fuels, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The Environmental Protection Agency (the “EPA”) and other domestic and foreign regulatory agencies have adopted regulations that potentially limit greenhouse gas emissions and impose reporting obligations on large greenhouse gas emission sources. In addition, the EPA has adopted rules that could require the reduction of certain air emissions during exploration and production of oil and gas. To the extent that laws and regulations enacted as part of climate change legislation increase the costs of drilling for or producing such fossil fuels, limit or restrict oil and natural gas exploration and production, or reduce the demand for fossil fuels, such legislation could have a material adverse impact on our operations and profitability.
Hydraulic fracturing is a common practice used by E&P operators to stimulate production of hydrocarbons, particularly from shale oil and gas formations in the United States. The process of hydraulic fracturing, which involves the injection of sand (or other forms of proppants) laden fluids into oil and gas bearing zones, has come under increasing scrutiny from a variety of regulatory agencies, including the EPA and various state authorities. Several states have adopted regulations requiring operators to identify the chemicals used in fracturing operations, others have adopted moratoriums on the use of fracturing, and the State of New York has banned the practice altogether. In addition, concerns have been raised about whether injection of waste associated with hydraulic fracturing operations or from the fracturing operations themselves, may cause or increase the impact of earthquakes. Studies are in process regarding the correlation between hydraulic fracturing and earthquakes. Although we do not provide hydraulic fracturing services, we have begun to offer stimulation fluids used in the hydraulic fracturing process. Regulations which have the effect of limiting the use or significantly increasing the costs of hydraulic fracturing, could have a significant negative impact on both the drilling and stimulation activity levels of our customers, and, therefore, the demand for our products and services.
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
Risks Related to the Ongoing Effects of the U.S. Tax Cuts and Jobs Act and the Refinement of Provisional Estimates
The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, resulting in broad and complex changes to U.S. income tax law. Our effective tax rate may fluctuate in the future as a result of the Tax Act, which introduces significant changes to U.S. income tax law that will have a meaningful impact on our provision for income taxes. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. The U.S. Treasury Department, the U.S. Internal Revenue Service (“IRS”), and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we finalize the necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made.
Risks Related to Potential Impairments of Long-lived Intangible Assets
As of December 31, 2017, our consolidated balance sheet includes $43.6 million in goodwill and $30.0 million of intangible assets, net, substantially all of which relates to the Mats and Integrated Services segment. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently as the circumstances require, if any qualitative factors exist. In completing this annual evaluation during the fourth quarter of 2017, we determined that no reporting unit has a fair value below its net carrying value, and therefore, no impairment is required.
However, if the financial performance or future projections for our operating segments deteriorate from current levels, a future impairment of goodwill or indefinite-lived intangible assets may be required, which would negatively impact our financial results in the period of impairment.
Risks Related to Technological Developments and Intellectual Property in our Industry
The market for our products and services is characterized by continual technological developments that generate substantial improvements in product functions and performance. If we are not successful in continuing to develop product enhancements or new products that are accepted in the marketplace or that comply with industry standards, we could lose market share to competitors, which would negatively impact our results of operations and financial condition.

Our success can be affected by our development and implementation of new product designs and improvements and by our ability to protect and maintain critical intellectual property assets related to these developments. Although in many cases our products are not protected by any registered intellectual property rights, in other cases we rely on a combination of patents and trade secret laws to establish and protect this proprietary technology. While patent rights give the owner of a patent the right to exclude third parties from making, using, selling, and offering for sale the inventions claimed in the patents, they do not necessarily grant the owner of a patent the right to practice the invention claimed in a patent. It may also be possible for a third party to design around our patents. We do not have patents in every country in which we conduct business and our patent portfolio will not protect all aspects of our business. When patent rights expire, competitors are generally free to offer the technology and products that were covered by the patents.
We also protect our trade secrets by customarily entering into confidentiality and/or license agreements with our employees, customers and potential customers and suppliers. Our rights in our confidential information, trade secrets, and confidential know-how will not prevent third parties from independently developing similar information. Publicly available information (such as information in expired patents, published patent applications, and scientific literature) can also be used by third parties to independently develop technology. We cannot provide assurance that this independently developed technology will not be equivalent or superior to our proprietary technology.
We may from time to time engage in litigation to determine the enforceability, scope and validity of our patent rights. In addition, we can seek to enforce our rights in trade secrets, or “know-how,” and other proprietary information and technology in the conduct of our business. However, it is possible that our competitors may infringe upon, misappropriate, violate or challenge the validity or enforceability of our intellectual property, and we may not able to adequately protect or enforce our intellectual property rights in the future.
Risks Related to Severe Weather, Particularly in the U.S. Gulf Coast
We have significant operations located in market areas in the U.S. Gulf of Mexico and related near-shore areas which are susceptible to hurricanes and other adverse weather events. In these market areas, we generated approximately 16% of our consolidated revenue in 2017 and had approximately $215 million of inventory and property, plant and equipment as of December 31, 2017. Such adverse weather events can disrupt our operations and result in damage to our properties, as well as negatively impact the activity and financial condition of our customers. Our business may be adversely affected by these and other negative effects of future hurricanes or other adverse weather events in regions in which we operate.
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

ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
We lease office space to support our operating segments as well as our corporate offices. All material domestic owned properties are subject to liens and security interests under our Amended ABL Facility.
Fluids Systems.  We own a facility containing approximately 103,000 square feet of office space on approximately 11 acres of land in Katy, Texas, which houses the divisional headquarters and technology center for this segment. We own a distribution warehouse and fluids blending facility containing approximately 65,000 square feet of office and industrial space on approximately 21 acres of land in Conroe, Texas. We lease approximately 9 acres of industrial space in Fourchon, Louisiana which houses a drilling fluids blending, storage, and transfer station to serve the Gulf of Mexico deepwater market. Additionally, we own six warehouse facilities and have 12 leased warehouses and 13 contract warehouses to support our customers and operations in the U.S. We own two warehouse facilities and have 22 contract warehouses in Canada to support our Canadian operations. For our international operations in the EMEA, Latin America and Asia Pacific regions, we lease 35 warehouses and own two warehouses to support these operations. Some of the warehouses also include blending facilities.
We operate four specialty product grinding facilities in the U.S. These facilities are located in Houston, Texas on approximately 18 acres of owned land, in New Iberia, Louisiana on 15.7 acres of leased land, in Corpus Christi, Texas on 6 acres of leased land, and in Dyersburg, Tennessee on 13.2 acres of owned land.
Mats and Integrated Services.  We own a facility containing approximately 93,000 square feet of office and industrial space on approximately 34 acres of land in Carencro, Louisiana, which houses our manufacturing facilities and technology center for this segment. We also own three facilities and lease 18 sites throughout the U.S. which serve as bases for our well site service activities. Additionally, we lease two facilities in the United Kingdom to support field operations.
ITEM 3. Legal Proceedings
Escrow Claims Related to the Sale of the Environmental Services Business
Newpark Resources, Inc. v. Ecoserv, LLC. On July 13, 2015, we filed a declaratory action in the District Court in Harris County, Texas (80th Judicial District) seeking release of $8.0 million of funds placed in escrow by Ecoserv in connection with its purchase of our Environmental Services business. Ecoserv filed a counterclaim asserting that we breached certain representations and covenants contained in the purchase/sale agreement including, among other things, the condition of certain assets. In addition, Ecoserv has alleged that Newpark committed fraud in connection with the March 2014 transaction.
Under the terms of the March 2014 sale of the Environmental Services business to Ecoserv, $8.0 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the purchase/sale agreement. For the amount withheld in escrow, $4.0 million was scheduled for release to Newpark at each of the nine-month and 18-month anniversary of the closing. In December 2014, we received a letter from Ecoserv asserting that we had breached certain representations and warranties contained in the purchase/sale agreement, including failing to disclose operational problems and service work performed on injection/disposal wells and increased barge rental costs. The letter indicated that Ecoserv expected the damages associated with these claims to exceed the escrow amount. Following a further exchange of letters, in July 2015, we filed the action against Ecoserv referenced above. Thereafter, Ecoserv filed a counterclaim seeking recovery in excess of the escrow funds based on the alleged breach of representations and covenants in the purchase/sale agreement. Ecoserv also alleged that we committed fraud in connection with the March 2014 transaction. Discovery in the case provided more information about Ecoserv’s claims, which included, among other things, alleged inadequate disclosures regarding the condition of a disposal cavern (at the time of the execution of the purchase/sale agreement and as it relates to the time period between execution of the purchase/sale agreement and at closing) and the lack of appropriate reserves/accruals/provisions in the financial statements of the business relating to certain regulatory obligations (such as plug and abandonment costs for injection wells and costs associated with a solids drying facility). Ecoserv sought to use a damage model for most of its damages based on its calculation of the difference between (a) the value of the business at closing, and (b) the sales price ($100.0 million), and had claimed damages of approximately $20.0 million. Following commencement of the trial in December 2017, we reached a settlement agreement with Ecoserv, under which Ecoserv will receive $22.0 million in cash effectively reducing the net sales price of the Environmental Services business by such amount in exchange for dismissal of the pending claims in the lawsuit, and release of any future claims related to the March 2014 transaction.  The impact of this settlement results in a $17.4 million loss from disposal of discontinued operations, net of tax in 2017 to reduce the previously recognized gain from the sale of the Environmental Services business. The reduction in sales price will be funded, in part, through the release of the $8.0 million that has been held in escrow since the March 2014 transaction. The remaining $14 million will be funded in the first quarter of 2018 through available cash on hand and borrowings under our Amended ABL Facility. Litigation expenses related to this matter are included in corporate office expenses in operating income.

ITEM 4. Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 of this Annual Report on Form 10-K, which is incorporated by reference.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “NR.”
The following table sets forth the range of the high and low sales prices for our common stock for the periods indicated:

Period	High	Low
2017
Fourth Quarter	$10.05	$8.20
Third Quarter	$10.15	$7.00
Second Quarter	$8.25	$6.65
First Quarter	$8.45	$6.75

2016
Fourth Quarter	$8.20	$5.80
Third Quarter	$7.72	$5.48
Second Quarter	$5.89	$3.74
First Quarter	$5.47	$3.35
As of February 1, 2018, we had 1,305 stockholders of record as determined by our transfer agent.
The following table details our repurchases of shares of our common stock for the three months ended December 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in millions)
October 2017	8,195	$8.54	—	$33.5
November 2017	41,950	$9.45	—	$33.5
December 2017	—	—	—	$33.5
Total	50,145	$9.30	—

(1)	During the three months ended December 31, 2017, we purchased an aggregate of 50,145 shares surrendered in lieu of taxes under vesting of restricted stock awards.
Our Board of Directors has approved a repurchase program that authorizes us to purchase up to $100.0 million of our outstanding shares of common stock and prior to their maturity, our outstanding 2017 Convertible Notes in the open market or as otherwise determined by management, subject to certain limitations under the Amended ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows and available cash on-hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.
There were no share or 2017 Convertible Notes repurchases under the program during 2017. At December 31, 2017, there was $33.5 million of authorization remaining under the program. During 2017, we repurchased 415,418 of shares surrendered in lieu of taxes under vesting of restricted stock awards. All of the shares repurchased are held as treasury stock.
We have not paid any dividends during the three most recent fiscal years or any subsequent interim period, and we do not intend to pay any cash dividends in the foreseeable future. In addition, our Amended ABL Facility contains covenants which limit the payment of dividends on our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Asset-Based Loan Facility.”

Performance Graph
The following graph reflects a comparison of the cumulative total stockholder return of our common stock from January 1, 2013 through December 31, 2017, with the New York Stock Exchange Market Value Index, a broad equity market index, and the Morningstar Oil & Gas Equipment & Services Index, an industry group index. The graph assumes the investment of $100 on January 1, 2013 in our common stock and each index and the reinvestment of all dividends, if any. This information shall be deemed furnished not filed, in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference.

ITEM 6. Selected Financial Data
The selected consolidated historical financial data presented below for the five years ended December 31, 2017 is derived from our consolidated financial statements. The following data should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 7 and 8 below.

	As of and for the Year Ended December 31,
(In thousands, except share data)	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
Revenues	$747,763	$471,496	$676,865	$1,118,416	$1,042,356
Operating income (loss)	31,436	(57,213)	(99,099)	130,596	94,445
Interest expense, net	13,273	9,866	9,111	10,431	11,279
Income (loss) from continuing operations	11,219	(40,712)	(90,828)	79,009	52,622
Income from discontinued operations, net of tax	—	—	—	1,152	12,701
Gain (loss) from disposal of discontinued operations, net of tax	(17,367)	—	—	22,117	—
Net income (loss)	(6,148)	(40,712)	(90,828)	102,278	65,323

Basic income (loss) per share from continuing operations	$0.13	$(0.49)	$(1.10)	$0.95	$0.62
Basic net income (loss) per share	$(0.07)	$(0.49)	$(1.10)	$1.23	$0.77

Diluted income (loss) per share from continuing operations	$0.13	$(0.49)	$(1.10)	$0.84	$0.56
Diluted net income (loss) per share	$(0.07)	$(0.49)	$(1.10)	$1.07	$0.69

Consolidated Balance Sheet Data:
Working capital	$346,623	$283,139	$380,950	$440,098	$395,159
Total assets	902,716	798,183	848,893	1,007,672	954,918
Foreign bank lines of credit	1,000	—	7,371	11,395	12,809
Other current debt	518	83,368	11	253	58
Long-term debt, less current portion	158,957	72,900	171,211	170,462	170,009
Stockholders' equity	547,480	500,543	520,259	625,458	581,054

Consolidated Cash Flow Data:
Net cash provided by operations	$38,381	$11,095	$121,517	$89,173	$151,903
Net cash used in investing activities	(68,374)	(28,260)	(84,366)	(14,002)	(60,063)
Net cash used in financing activities	(2,290)	(650)	(6,730)	(49,158)	(72,528)
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
Overview
We are a geographically diversified supplier providing products, rentals and services primarily to the oil and gas exploration and production (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services. In recent years, our Mats and Integrated Services segment has expanded beyond the E&P industry, and now serves a variety of industries, including the electrical transmission & distribution, pipeline, solar, petrochemical and construction industries.
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
Beginning in the fourth quarter of 2014 and continuing through early 2016, the price of oil declined dramatically from the price levels in previous years. As a result, E&P drilling activity declined sharply in North America and many global markets over this period. Since reaching a low point in early 2016, oil prices and North American drilling activity have steadily improved, although both remain significantly lower than pre-downturn levels. While our revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. Average North America rig count data for the last three years is as follows:

	Year Ended December 31,			2017 vs 2016		2016 vs 2015
	2017	2016	2015	Count	%	Count	%
U.S. Rig Count	877	509	978	368	72%	(469)	(48%)
Canadian Rig Count	206	130	192	76	58%	(62)	(32%)
Total	1,083	639	1,170	444	69%	(531)	(45%)
________________
Source: Baker Hughes, a GE Company
As of February 16, 2018, the U.S. and Canadian rig counts were 975 and 318, respectively. The Canadian rig count reflects the normal seasonality for this market, with the highest rig count levels generally observed in the first quarter of each year, prior to Spring break-up.
Outside of North America, drilling activity has remained generally more stable during this period as drilling activity in many countries is based upon longer term economic projections and multiple year drilling programs, which tends to reduce the impact of short term changes in commodity prices on overall drilling activity. While drilling activity in certain of our international markets (including Brazil and Australia) has declined in recent years, as a whole, our international activities have remained relatively stable. This stability is primarily driven by new contract awards, including those described below, which include geographical expansion into new markets as well as market share gains in existing markets. While our international contracts vary in revenue potential and duration, certain international contracts are scheduled to conclude in 2018, including those with Sonatrach and Petrobras. Our future revenue levels in international markets are largely dependent on our ability to maintain existing market share upon contract renewals which may be subject to a competitive bid process and can be impacted by our customers’ procurement strategies and allocation of contract awards.
Segment Overview
Our Fluids Systems segment, which generated 82% of consolidated revenues in 2017, provides customized fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific.

International expansion is a key element of our Fluids Systems strategy, which in recent years, has helped to stabilize revenues as North American oil and gas exploration activities have fluctuated significantly. Significant international contract awards in recent years include:

•	A five year contract with Kuwait Oil Company to provide drilling fluids and related services for land operations. Work under this contract began in the second half of 2014.

•
Lot 1 and Lot 3 of a restricted tender by Sonatrach to provide drilling fluids and related services, which expanded our market share with Sonatrach in Algeria. Work under this three-year contract began in the second quarter of 2015, with activity levels ramping up during the second half of 2015 and early 2016. While revenues from this contract represented less than 10% of consolidated revenues in 2017, the contract contributed approximately 14% of our consolidated revenues in 2016.

•
A contract with Total S.A. to provide drilling fluids and related services for an exploratory ultra-deepwater well in Block 14 of offshore Uruguay. This project was completed in 2016, contributing approximately $12 million of revenue for the year in 2016.

•	A two-year contract with Shell Oil in Albania to provide drilling fluids and related services for onshore drilling activity. Work under this contract began in 2016.

•
A three-year contract with Cairn Oil & Gas to provide drilling and completion fluids, along with associated services, in support of Cairn’s onshore drilling in India. Work under this contract began in the third quarter of 2017.

•
A contract with Baker Hughes, a GE Company, to provide drilling fluids and related services as part of Baker Hughes’ integrated service offering in support of the Greater Enfield project in offshore Western Australia. Work under this contract began in January 2018.

Within the U.S. operations of our Fluids Systems segment we invested approximately $40 million in recent years to significantly expand existing capacity and upgrade the drilling fluids blending, storage, and transfer capabilities in our Fourchon, Louisiana facility which serves customers in the Gulf of Mexico deepwater market. This project is part of our Fluids Systems strategy to penetrate the Gulf of Mexico deepwater market and was substantially completed in the second quarter of 2017. Capital expenditures related to the Fourchon expansion totaled $6.9 million, $22.2 million and $10.1 million in 2017, 2016 and 2015, respectively.
Our Mats and Integrated Services segment, which generated 18% of consolidated revenues in 2017, provides composite mat rentals, site construction and related site services to customers in various markets including oil and gas exploration and production, electrical transmission & distribution, pipeline, solar, petrochemical and construction across North America and Europe. We also sell composite mats to customers outside of the U.S. and to domestic customers outside of the E&P market. Following our efforts in recent years to diversify our customer base, Mats and Integrated Services segment revenues from non-E&P markets represented approximately two-thirds of our segment revenues in 2017.
In November 2017, we acquired certain assets and assumed certain liabilities of Well Service Group, Inc. and Utility Access Solutions, Inc. (together, “WSG”) for $77.9 million, which included $45.5 million of cash consideration and $32.4 million of our common equity. Since 2012, WSG has been a strategic logistics and installation service provider for our Mats and Integrated Service segment, offering a variety of complementary services to our composite matting systems, including access road construction, site planning and preparation, environmental protection, fluids and spill storage/containment, erosion control, and site restoration services. The completion of the WSG acquisition expanded our service offering as well as our geographic footprint across the Northeast, Midwest, Rockies, and West Texas regions of the U.S. Following the mid-November acquisition, WSG contributed approximately $9 million of revenues to the Mats and Integrated Services segment in 2017, reflecting an annualized revenue level of approximately $70 million.
Impact of U.S. Tax Reform
The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, resulting in broad and complex changes to U.S. income tax law. The Tax Act includes a one-time transition tax in 2017 on accumulated foreign subsidiary earnings not previously subject to U.S. income tax, reduces the U.S. corporate statutory tax rate from 35% to 21% effective January 1, 2018, generally eliminates U.S. federal income tax on dividends from foreign subsidiaries, creates new tax on certain foreign-sourced earnings, makes other changes to limit certain deductions and changes rules on how certain tax credits and net operating loss carryforwards can be utilized.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our 2017 financial statements. As we finalize the necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, or other standard-setting bodies, we may make adjustments to the provisional amounts.

We recorded a net tax benefit of $3.4 million in 2017, reflecting provisional amounts for the following income tax effects of the Tax Act:
One-time transition tax — The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. We recorded a provisional amount in 2017 for our one-time transitional tax liability and income tax expense of $6.9 million.
Taxes on repatriation of foreign earnings — We previously considered the unremitted earnings in our non-US subsidiaries held directly by a U.S. parent to be indefinitely reinvested and, accordingly, had not provided any deferred income taxes. We intend to pursue repatriation of unremitted earnings in our non-US subsidiaries held directly by a U.S. parent to the extent that such earnings have been included in the one-time transition tax discussed above, and subject to cash requirements to support the strategic objectives of the non-US subsidiary. We recorded a provisional amount in 2017 for the estimated liability and income tax expense for any U.S. federal or state income taxes or additional foreign withholding taxes related to repatriation of such earnings of $7.0 million.
Deferred tax effects — The Tax Act reduces the U.S. corporate statutory tax rate from 35% to 21% for years after 2017. Accordingly, we have remeasured our U.S. net deferred tax liabilities as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. We recognized a provisional deferred tax benefit in 2017 of $17.4 million to reflect the reduced U.S. tax rate on our estimated U.S. net deferred tax liabilities.
While we have not completed our analysis of the impacts of the Tax Act on our effective tax rate going forward, we anticipate the overall impacts of the Tax Act described above will reduce our effective tax rate in 2018 compared to 2017, excluding the $3.4 million net benefit included in our 2017 income tax provision as described above. The impact of the Tax Act on our effective tax rate in 2018 will depend in large part on the relative contribution of our domestic earnings and finalization of the provisional accounting for the Tax Act.
2016 and 2015 Impairments and Restructuring Charges
After achieving an average North America rig count of 2,241 in 2014, the declining E&P drilling activity levels throughout 2015 through early 2016 reduced the demand for our services, negatively impacted customer pricing and resulted in elevated costs associated with workforce reductions, negatively impacting our profitability. Further, due to the fact that our business contains substantial levels of fixed costs, including significant facility and personnel expenses, North American operating margins in both operating segments were negatively impacted by the lower customer demand during these years.
In response to these significant activity declines in North America, we implemented cost reduction programs in 2015 including workforce reductions, reduced discretionary spending, and implemented temporary salary freezes for substantially all employees, including executive officers. In September 2015, we also implemented a voluntary early retirement program with certain eligible employees in the United States. As a result of the continuing declines in activity in the first half of 2016, we implemented further cost reduction actions including additional workforce reductions and beginning in March 2016, a temporary salary reduction for a significant number of North American employees, including executive officers, suspension of the Company’s matching contribution to the U.S. defined contribution plan as well as a reduction in cash compensation paid to our Board of Directors in order to further align our cost structure to activity levels. In the second quarter of 2017, we restored salaries to pre-reduction levels for our North American employees, as well as the Company matching contribution to the U.S. defined contribution plan.
As part of these workforce reductions, we recognized charges for employee termination costs as shown in the table below:

	Year Ended December 31,
(In thousands)	2016	2015
Fluids systems	$4,125	$7,218
Mats and integrated services	285	717
Corporate office	162	228
Total employee termination costs	$4,572	$8,163
During 2016 and 2015 we also recorded charges totaling $14.8 million and $80.5 million, respectively, resulting from the reduction in value of certain assets, the wind-down of our operations in Uruguay and the resolution of certain wage and hour litigation claims. The Fluids Systems segment operating results included $15.5 million and $75.5 million of these charges in 2016 and 2015, respectively. The remaining $0.7 million benefit and $5.0 million charge was included in Corporate Office expenses in 2016 and 2015, respectively, related to the resolution of certain wage and hour litigation claims.

The $15.5 million of Fluids Systems charges in 2016 included $6.9 million of non-cash impairments in the Asia Pacific region resulting from the continuing unfavorable industry market conditions and outlook for the region in 2016, $4.1 million of charges for the reduction in carrying values of certain inventory, primarily resulting from lower of cost or market adjustments and $4.5 million of charges in the Latin America region associated with the wind-down of our operations in Uruguay, including $0.5 million to write-down property, plant and equipment. The $6.9 million of impairments in the Asia Pacific region included a $3.8 million charge to write-down property, plant and equipment to its estimated fair value and a $3.1 million charge to fully impair the customer related intangible assets in the region.
The $75.5 million of Fluids Systems charges in 2015 included $70.7 million of non-cash charges for the impairment of goodwill, following our November 1, 2015 annual evaluation, a $2.6 million non-cash impairment of assets, following our decision to exit a facility, and a $2.2 million charge to reduce the carrying value of diesel-based drilling fluid inventory, resulting from lower of cost or market adjustments.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Consolidated Results of Operations
Summarized results of operations for the year ended December 31, 2017 compared to the year ended December 31, 2016 are as follows:

	Year Ended December 31,		2017 vs 2016
(In thousands)	2017	2016	$	%
Revenues	$747,763	$471,496	$276,267	59%
Cost of revenues	607,899	437,836	170,063	39%
Selling, general and administrative expenses	108,838	88,473	20,365	23%
Other operating income, net	(410)	(4,345)	3,935	91%
Impairments and other charges	—	6,745	(6,745)	NM
Operating income (loss)	31,436	(57,213)	88,649	155%

Foreign currency exchange (gain) loss	2,051	(710)	2,761	NM
Interest expense, net	13,273	9,866	3,407	35%
Gain on extinguishment of debt	—	(1,615)	1,615	NM
Income (loss) from continuing operations before income taxes	16,112	(64,754)	80,866	125%

Provision (benefit) for income taxes	4,893	(24,042)	28,935	120%
Income (loss) from continuing operations	11,219	(40,712)	51,931	128%

Loss from disposal of discontinued operations, net of tax	(17,367)	—	(17,367)	NM
Net Loss	$(6,148)	$(40,712)	$34,564	85%
Revenues
Revenues increased 59% to $747.8 million in 2017, compared to $471.5 million in 2016. This $276.3 million increase includes a $268.0 million (108%) increase in revenues in North America, comprised of a $212.5 million increase in our Fluids Systems segment and a $55.5 million increase in the Mats and Integrated Services segment. Revenues from our international operations increased by $8.3 million (4%), as activity gains in the EMEA region, Brazil and Chile were mostly offset by the completion of the offshore Uruguay project, which contributed $12.3 million of revenue in 2016. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of Revenues
Cost of revenues increased 39% to $607.9 million in 2017, compared to $437.8 million in 2016. This increase was primarily driven by the 59% increase in revenues; however, cost of revenues contain substantial levels of fixed costs in each business, including significant depreciation, facility costs and personnel expenses, resulting in the lower increase in cost of revenues relative to the change in revenues. In addition, 2016 included $4.6 million of employee severance costs which did not recur in 2017.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $20.4 million to $108.8 million in 2017 from $88.5 million in 2016. The increase in expenses is primarily attributable to a $10.6 million increase in performance-based incentive compensation as well as elevated spending related to strategic planning efforts and legal matters, including the WSG acquisition described above. Selling, general and administrative expenses as a percentage of revenues decreased to 14.6% in 2017 from 18.8% in the prior year.
Other Operating Income, net
Other operating income was $0.4 million in 2017 as compared to $4.3 million in 2016, primarily reflecting gains on the sale of assets in both periods.
Impairments and Other Charges
During 2017, we did not recognize any impairments and other charges. During 2016, we recognized $6.7 million of impairments and other charges. As previously described, these charges primarily included $6.9 million of non-cash impairments in our Asia Pacific region including a $3.8 million charge to write-down property, plant and equipment to its estimated fair value and a $3.1 million charge to fully impair the customer related intangible assets. See “Note 12 – Segment Data” for additional information related to these charges. In addition, we recorded a $0.5 million charge in 2016 in the Latin America region of our Fluids Systems segment to write-down property, plant and equipment associated with the wind-down of our operations in Uruguay. These charges were partially offset by a $0.7 million gain in 2016 in our corporate office associated with the change in the final settlement amount of the wage and hour litigation claims.
Foreign Currency Exchange
Foreign currency exchange was a $2.1 million loss in 2017 compared to a $0.7 million gain in 2016, reflecting the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest Expense, net
Interest expense totaled $13.3 million in 2017 compared to $9.9 million in 2016. This increase was primarily attributable to a $3.7 million increase in non-cash amortization of debt discount associated with the 2021 Convertible Notes and lower capitalized interest in 2017 as compared to 2016. These increases were partially offset by $1.1 million of charges in the second quarter of 2016 for the write-off of debt issuance costs related to the termination and replacement of our revolving Credit Agreement. See “Note 6 – Financing Arrangements” for further discussion of the accounting treatment for the 2021 Convertible Notes.
Gain on Extinguishment of Debt
The $1.6 million gain on extinguishment of debt in 2016 reflects the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs, related to the repurchase of $89.3 million aggregate principal amount of our 2017 Convertible Notes.
Provision (Benefit) for Income Taxes
The provision for income taxes for 2017 was $4.9 million, reflecting an effective tax rate of 30.4%, compared to a $24.0 million benefit in 2016, reflecting an effective tax rate of 37.1%. The provision for income taxes in 2017 includes a $3.4 million benefit resulting from the provisional accounting for the Tax Act as previously described. In addition, the 2017 effective tax rate was negatively impacted primarily by non-deductible expenses relative to the amount of pre-tax income.
The benefit for income taxes in 2016 included a $9.3 million benefit associated with a worthless stock deduction and related impacts from restructuring the investment in our Brazilian subsidiary, partially offset by the unfavorable impact of pretax losses incurred in Australia, including $6.9 million of impairment charges, for which the recording of a tax benefit is not permitted.
Loss from Disposal of Discontinued Operations
Loss from disposal of discontinued operations includes a $17.4 million charge, net of tax, in 2017 for the settlement of a pending litigation matter related to the March 2014 sale of our Environmental Services business. See “Note 14 – Discontinued Operations” and “Note 15 – Commitments and Contingencies” in our consolidated financial statements for additional information.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year ended December 31,		2017 vs 2016
(In thousands)	2017	2016	$	%
Revenues
Fluids systems	$615,803	$395,461	$220,342	56%
Mats and integrated services	131,960	76,035	55,925	74%
Total revenues	$747,763	$471,496	$276,267	59%

Operating income (loss)
Fluids systems	$27,580	$(43,631)	$71,211
Mats and integrated services	40,491	14,741	25,750
Corporate office	(36,635)	(28,323)	(8,312)
Operating income (loss)	$31,436	$(57,213)	$88,649

Segment operating margin
Fluids systems	4.5%	(11.0%)
Mats and integrated services	30.7%	19.4%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Year ended December 31,		2017 vs 2016
(In thousands)	2017	2016	$	%
United States	$341,075	$149,876	$191,199	128%
Canada	54,322	33,050	21,272	64%
Total North America	395,397	182,926	212,471	116%
Latin America	36,965	40,736	(3,771)	(9%)
Total Western Hemisphere	432,362	223,662	208,700	93%

EMEA	179,360	167,130	12,230	7%
Asia Pacific	4,081	4,669	(588)	(13%)
Total Eastern Hemisphere	183,441	171,799	11,642	7%

Total Fluids Systems	$615,803	$395,461	$220,342	56%
North America revenues increased 116% to $395.4 million in 2017 compared to $182.9 million in 2016. This increase in revenues is primarily attributable to the 69% increase in North American average rig count along with market share gains and higher customer spending per well in 2017 compared to the prior year. Canadian revenues also included a $4.8 million increase from the August 2016 acquisition of Pragmatic Drilling Fluids Additives, Ltd.
Internationally, revenues increased 4% to $220.4 million in 2017 compared to $212.5 million in 2016. The increase in the EMEA region is primarily attributable to an increase in customer activity levels in Algeria and Romania. The decrease in the Latin America region is attributable to completion of the offshore Uruguay project which contributed $12.3 million of revenue in 2016 partially offset by increased activity with Petrobras in Brazil and an increase in revenue from a customer contract in Chile which started in the fourth quarter of 2016.

Operating Income
The Fluids Systems segment generated operating income of $27.6 million in 2017 compared to an operating loss of $43.6 million in 2016, representing a $71.2 million improvement in operating results. The operating loss in 2016 includes $15.5 million of charges related to asset impairments and $4.1 million of charges related to workforce reductions, as previously described.
The remaining $51.6 million increase in operating results includes a $48.7 million improvement from North American operations and a $2.9 million increase in operating income from international operations. The improvement in North American operating results is largely attributable to the $212.5 million increase in revenues described above. The increase in international operating income is primarily attributable to the increase in revenues as well as the benefit of cost reduction programs in the Asia Pacific region.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Year ended December 31,		2017 vs 2016
(In thousands)	2017	2016	$	%
Mat rental and services	$96,067	$58,389	$37,678	65%
Mat sales	35,893	17,646	18,247	103%
Total	$131,960	$76,035	$55,925	74%
Mat rental and services revenues for 2017 increased $37.7 million compared to 2016. This improvement includes an increase in revenue from E&P customer activity, attributable to the improvement in oil prices, as well as increases in non-E&P customer activity associated with our continued efforts to expand beyond our traditional oilfield customer base and strong weather-related demand for rental mats. The 2017 operating results also include approximately $9 million of services revenue from the WSG acquisition in mid-November.
Revenues from mat sales were $35.9 million in 2017 compared to $17.6 million in 2016. Revenues from mat sales have typically fluctuated based on the timing of mat orders from customers. The improvement in 2017 is primarily attributable to our continued efforts to further expand our sales into non-E&P markets.
Operating Income
Segment operating income increased by $25.8 million to $40.5 million for 2017 as compared to $14.7 million in 2016, attributable to the increases in both mat sales and rental and services revenues as described above. Due to the relatively fixed nature of operating expenses, increases in revenue have a higher incremental impact on segment operating margin.
As noted above, the 2017 operating results include approximately $9 million of revenues associated with the WSG acquisition completed in mid-November 2017. The acquired business is predominately focused on site services, as opposed to product sales and rentals, which we expect will drive a shift in sales mix toward service revenues in 2018, as compared to 2017. While we expect the incremental service revenues to provide a positive impact to segment operating income, the mix shift and higher depreciation and amortization expense related to the purchase accounting allocation is expected to reduce the overall segment operating margin from the 30.7% operating margin achieved in 2017. See “Note 2 - Business Combinations” for further discussion of the acquisition.
Corporate office
Corporate office expenses increased $8.3 million to $36.6 million in 2017, compared to $28.3 million for 2016. The increase is primarily attributable to a $2.7 million increase in performance-based incentive compensation and a $2.0 million increase in spending related to strategic planning efforts and legal matters, including the Ecoserv lawsuit described further in “Note 15 - Commitments and Contingencies.” The 2017 operating results also include a $1.0 million increase in acquisition related costs, primarily attributable to the WSG acquisition.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Consolidated Results of Operations
Summarized results of operations for the year ended December 31, 2016 compared to the year ended December 31, 2015 are as follows:

	Year Ended December 31,		2016 vs 2015
(In thousands)	2016	2015	$	%
Revenues	$471,496	$676,865	$(205,369)	(30%)
Cost of revenues	437,836	599,013	(161,177)	(27%)
Selling, general and administrative expenses	88,473	101,032	(12,559)	(12%)
Other operating income, net	(4,345)	(2,426)	(1,919)	(79%)
Impairments and other charges	6,745	78,345	(71,600)	NM
Operating loss	(57,213)	(99,099)	41,886	42%

Foreign currency exchange loss	(710)	4,016	(4,726)	NM
Interest expense, net	9,866	9,111	755	8%
Gain on extinguishment of debt	(1,615)	—	1,615	NM
Loss from operations before income taxes	(64,754)	(112,226)	47,472	42%

Benefit for income taxes	(24,042)	(21,398)	(2,644)	(12%)
Net Loss	$(40,712)	$(90,828)	$50,116	55%
Revenues
Revenues decreased 30% to $471.5 million in 2016, compared to $676.9 million in 2015. This $205.4 million decrease included a $189.1 million (43%) decrease in revenues in North America, including a $169.0 million decline in our Fluids Systems segment and a $20.1 million decline in our Mats and Integrated Services segment. Revenues from our international operations decreased by $16.3 million (7%), as a $12.3 million revenue contribution from the offshore Uruguay project in 2016, along with activity gains in our EMEA region were more than offset by reduced drilling activity in Brazil and Asia Pacific, as well as a $12.0 million unfavorable impact of currency exchange related to the stronger U.S. dollar in 2016. Additional information regarding the change in revenues is provided within the operating segment results below.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $12.6 million to $88.5 million in 2016 from $101.0 million in 2015. The decrease is primarily attributable to the benefits of cost reduction programs, a $2.4 million decline in performance-based incentive compensation, a $1.9 million decline in spending related to legal matters, a $1.6 million decrease in employee termination costs and lower spending on strategic planning projects.
Other Operating Income, net
Other operating income was $4.3 million in 2016 as compared to $2.4 million in 2015, primarily reflecting gains on the sale of assets in both periods.

Impairments and Other Charges
As previously described, we recognized $6.7 million of impairments and other charges in 2016, which included $6.9 million of non-cash impairments in the Asia Pacific region of our Fluids Systems segment, reflecting a $3.8 million charge to write-down property, plant and equipment to its estimated fair value and a $3.1 million charge to fully impair the customer related intangible assets in the region. In addition, we recorded a $0.5 million charge in 2016 in the Latin America region of our Fluids Systems segment to write-down property, plant and equipment associated with the wind-down of our operations in Uruguay, partially offset by a $0.7 million gain in 2016 in our corporate office associated with the change in the final settlement amount of the wage and hour litigation claims.
In 2015, we recognized $78.3 million of impairments and other charges including $70.7 million of non-cash charges in the Fluids Systems segment for the impairment of goodwill and $2.6 million for the impairment of certain assets following our decision to exit a facility. In addition, corporate office expenses in 2015 included a $5.0 million charge for the resolution of certain wage and hour litigation claims and related costs.
Foreign Currency Exchange
Foreign currency exchange was a $0.7 million gain in 2016 compared to a $4.0 million loss in 2015, reflecting the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies. The foreign exchange loss in 2015 was primarily due to the strengthening of the U.S. dollar against the Brazilian real. In September 2015, approximately 70% of the inter-company balances due from our Brazilian subsidiary with foreign currency exposure were forgiven, which reduced the foreign currency volatility in 2016 in comparison to 2015.
Interest Expense, net
Interest expense, which primarily reflected the 4% interest associated with our unsecured 2017 Convertible Notes, totaled $9.9 million for 2016 compared to $9.1 million in 2015. The increase in 2016 was primarily attributable to a non-cash charge of $1.1 million in the second quarter of 2016 for the write-off of debt issuance costs related to the termination and replacement of our revolving Credit Agreement partially offset by the benefit from the repurchase of $11.2 million of our 2017 Convertible Notes in the first quarter of 2016.
Gain on Extinguishment of Debt
The $1.6 million gain in 2016 reflects the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs, related to the repurchase of $89.3 million aggregate principal amount of our 2017 Convertible Notes.
Provision (Benefit) for Income Taxes
The provision for income taxes for 2016 was a $24.0 million benefit, reflecting an effective tax rate of 37.1%, compared to a $21.4 million benefit in 2015, reflecting an effective tax rate of 19.1%. The benefit for income taxes in 2016 included a $9.3 million benefit associated with a worthless stock deduction and related impacts from restructuring the investment in our Brazilian subsidiary, partially offset by the unfavorable impact of pretax losses incurred in Australia for which the recording of a tax benefit is not permitted.
The benefit for income taxes in 2015 was unfavorably impacted by the impairment of non-deductible goodwill. In addition, the 2015 income tax provision also included a $4.6 million charge for increases to the valuation allowance for certain deferred tax assets which may not be realized (primarily related to our Australian subsidiary and certain U.S. state net operating losses). These 2015 charges were partially offset by a $4.4 million benefit associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary and a $2.2 million benefit from the release of U.S. tax reserves following the expiration of statutes of limitation.

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
North America revenues decreased 48% to $182.9 million in 2016, compared to $351.9 million in 2015. This decrease in revenues is primarily attributable to the 45% decline in North American average rig count along with lower pricing and customer spending per well, partially offset by market share gains over this period.
Internationally, revenues decreased 7% to $212.5 million in 2016 compared to $229.2 million in 2015, which included a $10.7 million reduction from currency rate changes compared to 2015. The increase in the EMEA region was primarily driven by a $39.8 million increase for activity in Algeria, Kuwait, and the Republic of the Congo, partially offset by a $16.6 million decrease following the completion of customer drilling activity in the deepwater Black Sea and other reductions in customer drilling activity related to the current commodity price environment, as well as an $8.5 million reduction from the impact of currency exchange. The decrease in revenues in Latin America is primarily attributable to declines in Petrobras drilling activity in Brazil and the impact of currency exchange partially offset by the $12.3 million revenue contribution from the offshore Uruguay project in 2016. The decline in Asia Pacific is primarily attributable to reduced drilling activity in Australia.

Operating Income
The Fluids Systems segment incurred an operating loss of $43.6 million in 2016 compared to an operating loss of $86.8 million in 2015. The operating losses in 2016 and 2015 included $15.5 million and $75.5 million of charges, respectively, for the impairment of assets as previously discussed. The remaining $16.8 million net increase in operating loss in 2016 compared to 2015 included a $13.3 million increase in the North American operating loss and a $3.5 million decrease in international operating income. The increase in North American operating loss is largely attributable to the $169.0 million decline in revenues described above, partially offset by the benefits of cost reduction programs and a $3.1 million reduction in employee termination costs. The $3.5 million decrease in international operating income is primarily attributable to an unfavorable change in customer mix in EMEA along with the revenue declines in Asia Pacific and Latin America and a $1.8 million negative impact of currency exchange.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Year ended December 31,		2016 vs 2015
(In thousands)	2016	2015	$	%
Mat rental and services	$58,389	$73,037	$(14,648)	(20%)
Mat sales	17,646	22,692	(5,046)	(22%)
Total	$76,035	$95,729	$(19,694)	(21%)
Mat rental and services revenues decreased $14.6 million in 2016, as compared to 2015. The decrease is primarily due to weakness in North American drilling markets, including the U.S. Northeast region which has historically been the segment’s largest rental market. A 49% decline in the U.S. Northeast region’s drilling activity, along with a significant decline in completions activity, has resulted in lower rental fleet utilization and customer pricing from prior year levels. The revenue decline from North American drilling markets was partially offset by a $5.7 million increase in revenues from non-E&P customers in North America and Europe.
Revenues from mat sales declined by $5.0 million compared to 2015 and typically fluctuates based on the timing of mat orders from customers.
Operating Income
Segment operating income declined by $10.2 million to $14.7 million in 2016, as compared to $24.9 million in 2015, largely attributable to the decline in revenues described above. Due to the relatively fixed nature of operating expenses in our rental business, declines in rental and services revenue have a higher decremental impact on the segment’s operating margin. The impact of lower revenue was partially offset by a $6.1 million reduction in depreciation expense and a $1.4 million increase in gains recognized on the sale of used composite mats from our rental fleet. The reduction in depreciation expense was a result of a change in estimated useful lives and residual values of our composite mats included in rental fleet fixed assets in 2016 as further discussed in Note 1 to the Consolidated Financial Statements.
Corporate office
Corporate office expenses decreased $9.0 million to $28.3 million in 2016, compared to $37.3 million in 2015. The decrease is primarily attributable to a $5.7 million improvement from the settlement of the wage and hour litigation claims and a $2.0 million decrease in legal costs, primarily associated with such claims. The remaining $1.3 million decrease is primarily attributable to reduced spending on strategic projects and the benefits of cost reduction programs.
Liquidity and Capital Resources
Net cash provided by operating activities during 2017 totaled $38.4 million compared to $11.1 million during 2016. The increase in operating cash flow is primarily attributable to the improvements in operational performance in North America. As a result of the 59% improvement in consolidated revenues, net income adjusted for non-cash items provided $57.4 million of operating cash in 2017, while an increase in working capital required to support the growth used $19.1 million of cash in 2017, primarily reflecting increases in trade receivables offset by a $37.2 million tax refund received in the second quarter of 2017.
Net cash used in investing activities during 2017 was $68.4 million, including $44.8 million associated with the WSG acquisition. Investing activities also included capital expenditures of $31.4 million, including $17.6 million in the Fluids Systems segment, of which $6.9 million related to the facility upgrade and expansion of our Fourchon, Louisiana facility. The Mats and Integrated Services segment capital expenditures totaled $12.0 million during 2017, primarily reflecting investments in the mat rental fleet.

Net cash used in financing activities during 2017 was $2.3 million. We borrowed a net $81.6 million on our Amended ABL Facility in 2017, which largely funded repayment of the $83.3 million 2017 Convertible Notes that matured in October 2017.
As of December 31, 2017, we had cash on-hand of $56.4 million, substantially all of which resides within our international subsidiaries. As a result of the Tax Act as previously described, we intend to pursue repatriation of available cash in certain of our international subsidiaries subject to cash requirements to support the strategic objectives of these international subsidiaries and finalization of our analysis of the impacts of the Tax Act. We anticipate that our future working capital requirements for our operations will fluctuate directionally with revenues. In addition, we expect total 2018 capital expenditures to be approximately $20 million to $25 million. Availability under our Amended ABL Facility also provides additional liquidity as discussed further below. Total availability under the Amended ABL Facility will fluctuate directionally based on the level of eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet. We expect our available cash on-hand, cash generated by operations and remaining availability under our Amended ABL Facility to be adequate to fund current operations during the next 12 months.
Our capitalization was as follows:

(In thousands)	December 31, 2017	December 31, 2016
Convertible Notes due 2017	$—	$83,256
Convertible Notes due 2021	100,000	100,000
Amended ABL Facility	81,600	—
Other debt	1,518	380
Unamortized discount and debt issuance costs	(22,643)	(27,368)
Total debt	$160,475	$156,268

Stockholder's equity	547,480	500,543
Total capitalization	$707,955	$656,811

Total debt to capitalization	22.7%	23.8%
2017 Convertible Notes. In September 2010, we issued $172.5 million of unsecured convertible senior notes (“2017 Convertible Notes”) that matured on October 1, 2017. As of December 31, 2016, $83.3 million aggregate principal amount remained outstanding, all of which were repaid upon maturity in October 2017.
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of February 23, 2018, the notes were not convertible.
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

In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. We estimated the fair value of the debt component of the notes to be $75.2 million at the issuance date, assuming a 10.5% non-convertible borrowing rate. The carrying amount of the equity component was determined to be approximately $24.8 million by deducting the fair value of the debt component from the principal amount of the notes, and was recorded as an increase to additional paid-in capital, net of the related deferred tax liability of $8.7 million. The excess of the principal amount of the debt component over its carrying amount (the “debt discount”) is being amortized as interest expense over the term of the notes using the effective interest method. See “Note 6 – Financing Arrangements” in our consolidated financial statements for further discussion of the accounting treatment for the 2021 Convertible Notes.
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
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement (the “ABL Facility”) which replaced the terminated Credit Agreement. The ABL Facility had a termination date of March 6, 2020 and provided financing of up to $90.0 million available for borrowings (inclusive of letters of credit) and subject to certain conditions, could be increased to a maximum capacity of $150.0 million. In October 2017, we entered into an Amended and Restated Credit Agreement (the “Amended ABL Facility”) which amends and restates our previous ABL Facility and increases the borrowing capacity from $90.0 million to $150.0 million, while also reducing applicable borrowing rates and fee terms. Subject to certain conditions, the Amended ABL Facility can be increased up to a maximum capacity of $225.0 million.
The Amended ABL Facility terminates on October 17, 2022; however, the Amended ABL Facility has a springing maturity date that will accelerate the maturity of the Amended ABL Facility to September 1, 2021 if, prior to such date, the 2021 Convertible Notes have not either been repurchased, redeemed, converted or we have not provided sufficient funds to repay the 2021 Convertible Notes in full on their maturity date. For this purpose, funds may be provided in cash to an escrow agent or a combination of cash to an escrow agent and the assignment of a portion of availability under the Amended ABL Facility. The Amended ABL Facility requires compliance with a minimum fixed charge coverage ratio and minimum unused availability of $25.0 million to utilize borrowings or assignment of availability under the Amended ABL Facility towards funding the repayment of the 2021 Convertible Notes.
Borrowing availability under the Amended ABL Facility is calculated based on eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation shall also include the amount of eligible pledged cash. The lender may establish reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the Amended ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment. As of December 31, 2017, our total borrowing base availability under the Amended ABL Facility was $136.2 million, of which, $81.6 million was drawn, resulting in remaining availability of $54.6 million.
Under the terms of the Amended ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 175 to 275 basis points for LIBOR borrowings, and 75 to 175 basis points for base rate borrowings, based on the ratio of debt to consolidated EBITDA as defined in the Amended ABL Facility. As of December 31, 2017, the applicable margin for borrowings under our Amended ABL Facility is 200 basis points with respect to LIBOR borrowings and 100 basis points with respect to base rate borrowings. The weighted average interest rate for the Amended ABL Facility is 3.9% at December 31, 2017. In addition, we are required to pay a commitment fee on the unused portion of the Amended ABL Facility ranging from 25 to 37.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the Amended ABL Facility. The applicable commitment fee as of December 31, 2017 was 37.5 basis points.
The Amended ABL Facility is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The Amended ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The Amended ABL Facility also requires compliance with a fixed charge coverage ratio if availability under the Amended ABL Facility falls below $22.5 million. In addition, the Amended ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events and certain change of control events.
Other Debt. Our foreign subsidiaries in Italy and India maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. We had $1.0 million outstanding under these arrangements at December 31, 2017, and there were no balances outstanding at December 31, 2016.
At December 31, 2017, we had letters of credit issued and outstanding which totaled $7.2 million that are collateralized by $7.6 million in restricted cash.  Additionally, our foreign operations had $21.6 million outstanding in letters of credit and other guarantees, primarily issued under the line of credit in Italy as well as certain letters of credit that are collateralized by $1.5 million in restricted cash. At December 31, 2017 and December 31, 2016, prepaid expenses and other current assets in the accompanying balance sheet include total restricted cash related to letters of credit of $9.1 million and $7.4 million, respectively.
Off-Balance Sheet Arrangements
In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $2.2 million and $3.0 million at December 31, 2017 and 2016, respectively. We also had $0.4 million in guarantee obligations in connection with facility closure bonds and other performance bonds issued by insurance companies outstanding as of December 31, 2017 and 2016.
Other than normal operating leases for office and warehouse space, rolling stock and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.
Contractual Obligations
A summary of our outstanding contractual and other obligations and commitments at December 31, 2017 is as follows:

(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Current debt	$1,518	$—	$—	$—	$—	$—	$1,518
2021 Convertible Notes	—	—	—	100,000	—	—	100,000
Interest on 2021 Convertible Notes	4,000	4,000	4,000	4,000	—	—	16,000
Amended ABL Facility	—	—	—	—	81,600	—	81,600
Operating leases	13,318	6,877	4,611	3,764	3,251	7,689	39,510
Trade accounts payable and accrued liabilities (1)	156,813	—	—	—	—	—	156,813
Purchase commitments, not accrued	15,005	1,800	—	—	—	—	16,805
Other long-term liabilities (2)	—	—	—	—	—	6,285	6,285
Performance bond obligations	444	—	—	—	—	—	444
Letter of credit commitments	23,889	1,815	1,494	213	1,383	—	28,794
Total contractual obligations	$214,987	$14,492	$10,105	$107,977	$86,234	$13,974	$447,769

(1)	Excludes accrued interest on the 2021 Convertible Notes.

(2)
Table does not allocate by year expected tax payments and uncertain tax positions due to the inability to make reasonably reliable estimates of the timing of future cash settlements with the respective taxing authorities. For additional discussion on uncertain tax positions, see “Note 8 – Income Taxes” in our Consolidated Financial Statements.

We anticipate that the obligations and commitments listed above that are due in less than one year will be paid from available cash on-hand, cash generated by operations, and estimated availability under our Amended ABL Facility, subject to covenant compliance and certain restrictions as discussed further above. The specific timing of settlement for certain long-term obligations cannot be reasonably estimated.

Critical Accounting Policies
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted within the United States (“U.S. GAAP”), which requires us to make assumptions, estimates and judgments that affect the amounts and disclosures reported. Significant estimates used in preparing our consolidated financial statements include the following: allowances for product returns, allowances for doubtful accounts, reserves for self-insured retentions under insurance programs, estimated performance and values associated with employee incentive programs, fair values used for goodwill impairment testing, undiscounted future cash flows used for impairment testing of long-lived assets, the provisional accounting for the Tax Act, and valuation allowances for deferred tax assets. See “Note 1 – Summary of Significant Accounting Policies” in our Consolidated Financial Statements for a discussion of the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.
We believe the critical accounting policies described below affect our more significant judgments and estimates used in preparing our consolidated financial statements.
Allowance for Doubtful Accounts
Reserves for uncollectible accounts receivable are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable. The majority of our revenues are from mid-sized and international oil companies as well as government-owned or government-controlled oil companies, and we have receivables in several foreign jurisdictions. Changes in the financial condition of our customers or political changes in foreign jurisdictions could cause our customers to be unable to repay these receivables, resulting in additional allowances. For 2017, 2016, and 2015, provisions for uncollectible accounts receivable were $1.5 million, $2.4 million and $1.9 million, respectively.
Allowance for Product Returns
We maintain reserves for estimated customer returns of unused products in our Fluids Systems segment. The reserves are established based upon historical customer return levels and estimated gross profit levels attributable to product sales. Future customer return levels may differ from the historical return rate.
Impairment of Long-lived Assets
Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if an indication of impairment exists. When there are qualitative indicators of impairment, we use an impairment test which includes a comparison of the carrying value of net assets of our reporting units, including goodwill, with their estimated fair values, which we determine using a combination of a market multiple and discounted cash flow approach. We also compare the aggregate fair values of our reporting units with our market capitalization. If the carrying value exceeds the estimated fair value, an impairment charge is recorded in the period in which such review is performed. We identify our reporting units based on our analysis of several factors, including our operating segment structure, evaluation of the economic characteristics of our geographic regions within each of our operating segments, and the extent to which our business units share assets and other resources.
In completing our November 1, 2017 evaluation, we determined that each reporting unit’s fair value was in excess of the net carrying value and therefore, no impairment was required. At December 31, 2017, we had $43.6 million of goodwill, substantially all of which relates to the Mats and Integrated Services segment.
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
We review property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In 2016, we recognized $6.9 million of non-cash impairments in the Asia Pacific region resulting from the continuing unfavorable industry market conditions and outlook for the region and a $0.5 million charge in the Latin America region to write-down property, plant and equipment associated with the wind-down of our operations in Uruguay. In 2015, we recognized a $2.6 million non-cash impairment charge for assets, following our decision to exit a drilling fluids facility.
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
Insurance
We maintain reserves for estimated future payments associated with our self-insured employee healthcare programs, as well as the self-insured retention exposures under our general liability, auto liability and workers compensation insurance policies. Our reserves are determined based on historical experience under these programs, including estimated development of known claims and estimated incurred-but-not-reported claims. Required reserves could change significantly based upon changes in insurance coverage, loss experience or inflationary impacts. As of December 31, 2017 and 2016, total insurance reserves were $3.8 million and $2.7 million, respectively.
Income Taxes
The Tax Act was enacted on December 22, 2017, resulting in broad and complex changes to U.S. income tax law. The Tax Act includes a one-time transition tax in 2017 on accumulated foreign subsidiary earnings not previously subject to U.S. income tax, reduces the U.S. corporate statutory tax rate from 35% to 21% effective January 1, 2018, generally eliminates U.S. federal income tax on dividends from foreign subsidiaries, creates new tax on certain foreign-sourced earnings, makes other changes to limit certain deductions and changes rules on how certain tax credits and net operating loss carryforwards can be utilized.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our 2017 financial statements. As we finalize the necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, or other standard-setting bodies, we may make adjustments to the provisional amounts.
The net tax benefit recognized in 2017 related to the Tax Act was $3.4 million. As we complete our analysis of the Tax Act and incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we may identify additional effects not reflected as of December 31, 2017. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.
While we have not completed our analysis of the impacts of the Tax Act on our effective tax rate going forward, we anticipate the overall impacts of the Tax Act described above will reduce our effective tax rate in 2018 compared to 2017, excluding the $3.4 million net benefit included in our 2017 income tax provision. The impact of the Tax Act on our effective tax rate in 2018 will depend in large part on the relative contribution of our domestic earnings and finalization of the provisional accounting for the Tax Act.
We had total deferred tax assets of $61.9 million and $51.2 million at December 31, 2017 and 2016, respectively. A valuation allowance must be established to offset a deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. In 2017, we recognized certain foreign tax credits of $5.5 million in the U.S. related to the provisional accounting for taxes on repatriation of foreign earnings, however, we also recognized a full valuation allowance related to such tax assets as it is more likely than not that these assets will not be realized. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. At December 31, 2017, a total valuation allowance of $30.2 million was recorded, which includes a valuation allowance on $22.2 million of net operating loss carryforwards for certain U.S. state and foreign jurisdictions, including Australia, as well as a valuation allowance of $5.5 million for certain tax credits recognized in 2017 related to the provisional accounting for the impact of the Tax Act as described above. Changes in the expected future generation of qualifying taxable income within these jurisdictions or in the realizability of other tax assets may result in an adjustment to the valuation allowance, which would be charged or credited to income in the period this determination was made. In 2016, we recognized an increase in the valuation allowance for deferred tax assets, primarily related to our Australian subsidiary and certain U.S. state net operating losses, which are not expected to be realized. In addition, we decreased the valuation allowance in 2016 related to Brazil as we were able to utilize certain net operating loss carryforwards related to income in 2016 from the forgiveness of certain inter-company balances due from our Brazilian subsidiary.
We file income tax returns in the United States and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2012 and for substantially all foreign jurisdictions for years prior to 2008. We are currently under examination by the United States federal tax authorities for tax years 2014 and 2015. During the second quarter of 2017, we received a Revenue Agent Report from the IRS disallowing a deduction claimed on our 2015 tax return associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary and assessing tax due of approximately $3.9 million. We submitted our response to the IRS in the third quarter of 2017 and are proceeding with the tax appeals process. We believe our tax position is properly reported in accordance with applicable U.S. tax laws and regulations and intend to vigorously defend our position through the tax appeals process.
We are also under examination by various tax authorities in other countries, and certain foreign jurisdictions have challenged the amounts of taxes due for certain tax periods. These audits are in various stages of completion. We fully cooperate with all audits, but defend existing positions vigorously. We evaluate the potential exposure associated with various filing positions and record a liability for tax contingencies as circumstances warrant. Although we believe all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and tax contingency accruals.
New accounting pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are to be applied using a retrospective or modified retrospective approach. The new guidance is effective for us in the first quarter of 2018. In order to determine the impact of the new guidance on our financial statements, we formed an implementation work team and completed assessments of the new guidance across our revenue streams. Our process included performing reviews of representative contracts across our revenue streams and comparing historical accounting practices to the new standard.
We have completed our evaluation of the impacts of these amendments. As our performance obligations under customer contracts are primarily short-term in nature, we do not expect the new guidance to have a material impact on the amounts of revenue recognized in our consolidated financial statements. We will include incremental disclosures in our 2018 consolidated financial statements regarding our revenue recognition policies and related amounts. We have adopted the new guidance utilizing the modified retrospective method effective January 1, 2018. The cumulative-effect adjustment to retained earnings upon adoption is not material.
In October 2016, the FASB amended the guidance related to the recognition of current and deferred income taxes for intra-entity asset transfers. Under current U.S. GAAP, recognition of income taxes on intra-entity asset transfers is prohibited until the asset has been sold to an outside party. This update requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update does not change U.S. GAAP for the pre-tax effects of an intra-entity asset transfer or for an intra-entity transfer of inventory. This guidance is effective for us in the first quarter of 2018 and should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We have adopted the new guidance utilizing the modified retrospective method effective January 1, 2018. The cumulative-effect adjustment to retained earnings upon adoption is not material.
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
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
At December 31, 2017, we had total principal amounts outstanding under financing arrangements of $183.1 million, including $100.0 million of borrowings under our 2021 Convertible Notes which bear interest at a fixed rate of 4% and $81.6 million of borrowings under the Amended ABL Facility. Borrowings under our Amended ABL Facility are subject to a variable interest rate as determined by the credit agreement. The weighted average interest rate at December 31, 2017 for the Amended ABL Facility is 3.9%. Based upon the balance of variable rate debt at December 31, 2017, a 100 basis-point increase in short-term interest rates would have increased pre-tax interest expense by $0.8 million.
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

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Newpark Resources, Inc.
The Woodlands, Texas

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 23, 2018

We have served as the Company’s auditor since 2008.

Newpark Resources, Inc.
Consolidated Balance Sheets
December 31,

(In thousands, except share data)	2017	2016
ASSETS
Cash and cash equivalents	$56,352	$87,878
Receivables, net	265,866	214,307
Inventories	165,336	143,612
Prepaid expenses and other current assets	17,483	17,143
Total current assets	505,037	462,940

Property, plant and equipment, net	315,320	303,654
Goodwill	43,620	19,995
Other intangible assets, net	30,004	6,067
Deferred tax assets	4,753	1,747
Other assets	3,982	3,780
Total assets	$902,716	$798,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$1,518	$83,368
Accounts payable	88,648	65,281
Accrued liabilities	68,248	31,152
Total current liabilities	158,414	179,801

Long-term debt, less current portion	158,957	72,900
Deferred tax liabilities	31,580	38,743
Other noncurrent liabilities	6,285	6,196
Total liabilities	355,236	297,640

Commitments and contingencies (Note 15)

Common stock, $0.01 par value, 200,000,000 shares authorized and 104,571,839 and 99,843,094 shares issued, respectively	1,046	998
Paid-in capital	603,849	558,966
Accumulated other comprehensive loss	(53,219)	(63,208)
Retained earnings	123,375	129,873
Treasury stock, at cost; 15,366,504 and 15,162,050 shares, respectively	(127,571)	(126,086)
Total stockholders’ equity	547,480	500,543
Total liabilities and stockholders' equity	$902,716	$798,183

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Operations
Years Ended December 31,

(In thousands, except per share data)	2017	2016	2015
Revenues
Product sales	$628,401	$390,306	$569,290
Rental and services	119,362	81,190	107,575
Total Revenues	747,763	471,496	676,865
Cost of revenues
Cost of product sales	539,243	386,085	533,040
Cost of rental and services	68,656	51,751	65,973
Total Cost of revenues	607,899	437,836	599,013
Selling, general and administrative expenses	108,838	88,473	101,032
Other operating income, net	(410)	(4,345)	(2,426)
Impairments and other charges	—	6,745	78,345
Operating income (loss)	31,436	(57,213)	(99,099)

Foreign currency exchange (gain) loss	2,051	(710)	4,016
Interest expense, net	13,273	9,866	9,111
Gain on extinguishment of debt	—	(1,615)	—
Income (loss) from continuing operations before income taxes	16,112	(64,754)	(112,226)

Provision (benefit) for income taxes	4,893	(24,042)	(21,398)
Income (loss) from continuing operations	11,219	(40,712)	(90,828)

Loss from disposal of discontinued operations, net of tax	(17,367)	—	—
Net loss	$(6,148)	$(40,712)	$(90,828)

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.13	$(0.49)	$(1.10)
Loss from discontinued operations	(0.20)	—	—
Net loss	$(0.07)	$(0.49)	$(1.10)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.13	$(0.49)	$(1.10)
Loss from discontinued operations	(0.20)	—	—
Net loss	$(0.07)	$(0.49)	$(1.10)

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In thousands)	2017	2016	2015

Net loss	$(6,148)	$(40,712)	$(90,828)

Foreign currency translation adjustments	9,989	(4,932)	(26,284)

Comprehensive income (loss)	$3,841	$(45,644)	$(117,112)

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2015	$992	$521,228	$(31,992)	$262,616	$(127,386)	$625,458
Net loss	—	—	—	(90,828)	—	(90,828)
Employee stock options, restricted stock and employee stock purchase plan	2	(402)	—	—	(607)	(1,007)
Stock-based compensation expense	—	14,202	—	—	—	14,202
Income tax effect, net, of employee stock related activity	—	(412)	—	—	—	(412)
Foreign currency translation	—	—	(26,284)	—	—	(26,284)
Other	—	(870)	—	—	—	(870)
Balance at December 31, 2015	994	533,746	(58,276)	171,788	(127,993)	520,259
Net loss	—	—	—	(40,712)	—	(40,712)
Employee stock options, restricted stock and employee stock purchase plan	4	(478)	—	(1,203)	1,907	230
Stock-based compensation expense	—	12,056	—	—	—	12,056
Income tax effect, net, of employee stock related activity	—	(1,558)	—	—	—	(1,558)
Issuance of Convertible Notes due 2021	—	15,200	—	—	—	15,200
Foreign currency translation	—	—	(4,932)	—	—	(4,932)
Balance at December 31, 2016	998	558,966	(63,208)	129,873	(126,086)	500,543
Net loss	—	—	—	(6,148)	—	(6,148)
Employee stock options, restricted stock and employee stock purchase plan	14	1,636	—	(350)	(1,485)	(185)
Stock-based compensation expense	—	10,843	—	—	—	10,843
Issuance of shares for acquisition	34	32,404				32,438
Foreign currency translation	—	—	9,989	—	—	9,989
Balance at December 31, 2017	$1,046	$603,849	$(53,219)	$123,375	$(127,571)	$547,480

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,

(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net loss	$(6,148)	$(40,712)	$(90,828)
Adjustments to reconcile net loss to net cash provided by operations:
Impairments and other non-cash charges	—	12,523	75,508
Depreciation and amortization	39,757	37,955	43,917
Stock-based compensation expense	10,843	12,056	14,202
Provision for deferred income taxes	(10,350)	3,352	(503)
Net provision for doubtful accounts	1,481	2,416	1,886
Loss on sale of a business	21,983	—	—
Gain on sale of assets	(5,478)	(2,820)	(1,364)
Gain on extinguishment of debt	—	(1,615)	—
Amortization of original issue discount and debt issuance costs	5,345	1,618	1,842
Excess tax benefit from stock-based compensation	—	—	(204)
Change in assets and liabilities:
(Increase) decrease in receivables	(73,722)	(1,699)	122,399
(Increase) decrease in inventories	(15,097)	16,044	21,309
(Increase) decrease in other assets	986	1,708	(651)
Increase (decrease) in accounts payable	14,153	(5,213)	(31,974)
Increase (decrease) in accrued liabilities and other	54,628	(24,518)	(34,022)
Net cash provided by operating activities	38,381	11,095	121,517

Cash flows from investing activities:
Capital expenditures	(31,371)	(38,440)	(69,404)
Proceeds from sale of property, plant and equipment	7,747	4,540	2,523
Business acquisitions, net of cash acquired	(44,750)	(4,420)	—
Net cash used in investing activities	(68,374)	(38,320)	(66,881)

Cash flows from financing activities:
Borrowings on lines of credit	176,267	6,437	11,036
Payments on lines of credit	(93,700)	(14,269)	(12,544)
Proceeds from 2021 Convertible Notes	—	100,000	—
Purchases of 2017 Convertible Notes	—	(87,271)	—
Payment on 2017 Convertible Notes	(83,252)	—	—
Debt issuance costs	(955)	(5,403)	(2,023)
Other financing activities	165	357	(1,673)
Proceeds from employee stock plans	2,424	725	553
Purchases of treasury stock	(3,239)	(1,226)	(2,283)
Excess tax benefit from stock-based compensation	—	—	204
Net cash used in financing activities	(2,290)	(650)	(6,730)

Effect of exchange rate changes on cash	2,444	(1,449)	(8,335)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(29,839)	(29,324)	39,571
Cash, cash equivalents, and restricted cash at beginning of year	95,299	124,623	85,052
Cash, cash equivalents, and restricted cash at end of year	$65,460	$95,299	$124,623

Cash paid (received) for:
Income taxes (net of refunds)	$(20,396)	$(20,709)	$10,866
Interest	$8,718	$8,802	$8,464
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
We are a geographically diversified supplier providing products, rentals and services primarily to the oil and gas exploration and production (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services. Our Fluids Systems segment provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific. Our Mats and Integrated Services segment provides composite mat rentals as well as location construction and related site services to customers at well, production, transportation and refinery locations in the United States (“U.S.”). In addition, mat rental and services activity is expanding into applications in other markets, including electrical transmission & distribution, pipeline, solar, petrochemical and construction industries across North America and Europe. We also manufacture and sell composite mats to customers outside of the U.S., and to domestic customers outside of the E&P market.
Use of Estimates and Market Risks.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in preparing our consolidated financial statements include, but are not limited to the following: allowances for product returns, allowances for doubtful accounts, reserves for self-insured retentions under insurance programs, estimated performance and values associated with employee incentive programs, fair values used for goodwill impairment testing, undiscounted future cash flows used for impairment testing of long-lived assets, the provisional accounting for the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 and valuation allowances for deferred tax assets.
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
Inventories.  Inventories are stated at the lower of cost (principally average cost) or net realizable value. Certain conversion costs associated with the acquisition, production, blending and storage of inventory in our Fluids Systems segment as well as in the manufacturing operations in the Mats and Integrated Services segment are capitalized as a component of the carrying value of the inventory and expensed as a component of cost of revenues as the products are sold. Reserves for inventory obsolescence are determined based on the fair value of the inventory using factors such as our historical usage of inventory on-hand, future expectations related to our customers’ needs, market conditions and the development of new products.
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
Impairment of Long-Lived Assets.  Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if an indication of impairment exists. As part of our annual goodwill review we first perform a qualitative assessment based on company performance and future business outlook to determine if indicators of impairment exist. If there are any indicators of impairment present after performing the qualitative assessment, we then determine any impairment of goodwill by comparing the carrying amounts of our reporting units with fair values, which we estimate using a combination of a market multiple and discounted cash flow approach (classified within level 3 of the fair value hierarchy). We also compare the aggregate fair values of our reporting units with our market capitalization. If the carrying value exceeds the estimated fair value, an impairment charge is recorded in the period in which such review is performed. We identify our reporting units based on our analysis of several factors, including our operating segment structure, evaluation of the economic characteristics of our geographic regions within each of our operating segments, and the extent to which our business units share assets and other resources.
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
Foreign Currency Translation.  The functional currency for substantially all international subsidiaries is their respective local currency. Financial statements for these international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rates in effect during the respective period for revenues and expenses. Exchange rate adjustments resulting from translation of foreign currency financial statements are reflected in accumulated other comprehensive loss in stockholders’ equity whereas exchange rate adjustments resulting from foreign currency denominated transactions are recorded in income. At December 31, 2017 and 2016, accumulated other comprehensive loss related to foreign subsidiaries reflected in stockholders’ equity amounted to $53.2 million and $63.2 million, respectively.
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

•	Level 3: The use of significantly unobservable inputs that typically require the use of management’s estimates of assumptions that market participants would use in pricing.
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
Reclassifications. In 2017, we separately presented in the consolidated statements of operations revenue and cost of revenue for product sales and rental and service categories. As a result, we recast the presentation of revenue and cost of revenue by such categories in the 2016 and 2015 presentation to conform to the current presentation. In addition, certain amounts reported in the consolidated statements of cash flows for prior periods have been reclassified to conform to the current reporting presentation.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Accounting Pronouncements
Standards adopted in 2017
Inventory Measurement. In July 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance that simplifies the subsequent measurement of inventory. It replaced the former lower of cost or market test with the lower of cost or net realizable value test. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted this new guidance prospectively in the first quarter of 2017; however, the adoption did not have a material impact on our consolidated financial statements.
Share-based Compensation. In March 2016, the FASB issued updated guidance that simplified several aspects of accounting for share-based payments transactions, including income tax consequences. We adopted this new guidance in the first quarter of 2017.
The most significant impact of adopting this new guidance is the required change in accounting for excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to share-based compensation. Beginning in the first quarter of 2017, such windfalls and shortfalls are now reflected in the consolidated statements of operations as a tax benefit or expense, respectively, whereas previously, they were generally recognized in additional paid in capital in the condensed consolidated balance sheets. For the twelve months ended December 31, 2017, we recognized $0.5 million of expense in the provision for income taxes related to net shortfall tax deficiencies from share-based payments. For the twelve months ended December 31, 2016 and 2015, $1.6 million and $0.4 million respectively, of net shortfall tax deficiencies were recognized in additional paid-in capital.
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
In addition to the income tax consequences described above, the new guidance requires all windfall tax benefits related to share-based payments be reported as cash flows from operating activities along with all other income tax cash flows. Previously, windfall tax benefits from share-based payment arrangements were reported as cash flows from financing activities. The new guidance allows companies to elect either a prospective or retrospective application with respect to this statement of cash flows presentation. We have elected to apply this classification amendment prospectively. Since we did not have any material windfall tax benefits in 2016 or 2015, the prospective adoption did not significantly impact comparability with the prior year.
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
Restricted Cash Presentation. In November 2016, the FASB issued updated guidance that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We elected to early adopt this new guidance in the fourth quarter of 2017 using the retrospective transition method to each period presented. The adoption of this new guidance changed the presentation of our consolidated statement of cash flows to include the amount of restricted cash with cash and cash equivalents when reconciling the beginning and end of period amounts shown on the consolidated statements of cash flows. See Note 13 for restricted cash balances.
Goodwill Impairment Test. In January 2017, the FASB amended the guidance related to the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under the new guidance, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This guidance is effective for us for goodwill impairment tests beginning after December 15, 2019 with early adoption permitted. We elected to adopt this new guidance prospectively in 2017; however, the adoption did not have any impact on our consolidated financial statements.
Standards not yet adopted
Revenue Recognition. In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are to be applied using a retrospective or modified retrospective approach. The new guidance is effective

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for us in the first quarter of 2018. In order to determine the impact of the new guidance on our financial statements, we formed an implementation work team and completed assessments of the new guidance across our revenue streams. Our process included performing reviews of representative contracts across our revenue streams and comparing historical accounting practices to the new standard.
We have completed our evaluation of the impacts of these amendments. As our performance obligations under customer contracts are primarily short-term in nature, we do not expect the new guidance to have a material impact on the amounts of revenue recognized in our consolidated financial statements. We will include incremental disclosures in our 2018 consolidated financial statements regarding our revenue recognition policies and related amounts. We have adopted the new guidance utilizing the modified retrospective method effective January 1, 2018. The cumulative-effect adjustment to retained earnings upon adoption is not material.
Deferred Taxes on Intra-Entity Asset Transfers. In October 2016, the FASB amended the guidance related to the recognition of current and deferred income taxes for intra-entity asset transfers. Under current U.S. GAAP, recognition of income taxes on intra-entity asset transfers is prohibited until the asset has been sold to an outside party. This update requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update does not change U.S. GAAP for the pre-tax effects of an intra-entity asset transfer or for an intra-entity transfer of inventory. This guidance is effective for us in the first quarter of 2018 and should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We have adopted the new guidance utilizing the modified retrospective method effective January 1, 2018. The cumulative-effect adjustment to retained earnings upon adoption is not material.
Statement of Cash Flows. In August 2016, the FASB issued updated guidance that clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update provides guidance on eight specific cash flow issues. This guidance is effective for us in the first quarter of 2018 and should be applied using the retrospective transition method to each period presented. Early adoption is permitted but all changes must be adopted in the same period. We do not expect the adoption of this new guidance to have a material impact on the presentation of our consolidated statements of cash flows.
Leases. In February 2016, the FASB issued updated guidance regarding accounting for leases. The new accounting standard provides principles for the recognition, measurement, presentation and disclosure of leases and requires lessees to recognize both assets and liabilities arising from financing and operating leases. The classification as either a financing or operating lease will determine whether lease expense is recognized based on an effective interest method basis or on a straight-line basis over the term of the lease, respectively. The new guidance is effective for us in the first quarter of 2019 with early adoption permitted. Based on our current lease portfolio, we anticipate the new guidance will require us to reflect additional assets and liabilities in our consolidated balance sheet; however, we have not yet completed an estimation of such amount and we are still evaluating the overall impact of the new guidance on our consolidated financial statements.
Credit Losses. In June 2016, the FASB issued new guidance which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, including trade receivables. The new standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception which will generally result in the earlier recognition of allowances for losses. The new guidance is effective for us in the first quarter of 2020 with early adoption permitted in 2019. This guidance should be applied using a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Note 2 — Business Combinations
In November 2017, we acquired certain assets and assumed certain liabilities of Well Service Group, Inc. and Utility Access Solutions, Inc. (together, “WSG”). Since 2012, WSG has been a strategic logistics and installation service provider for the Mats and Integrated Services segment. The acquisition of WSG further expands our range of site construction and related services and geographic footprint across the Northeast, Midwest, Rockies and West Texas regions of the U.S. With the acquisition of WSG, we are now able to offer a range of complimentary services to our composite matting systems, including access road construction, site planning and preparation, environmental protection, fluids and spill storage/containment, erosion control, and site restoration services. The purchase price for this acquisition was approximately $77.9 million, net of cash acquired, which included $44.8 million of cash conveyed at closing, the issuance of 3,361,367 shares of our common equity valued at $32.4 million and an estimated $0.7 million to be paid in 2018 upon finalization of actual working capital conveyed at closing. The results of operations of WSG are reported within the Mats and Integrated Services segment for the period subsequent to the date of the acquisition.
The WSG transaction has been recorded using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The acquisition resulted in the preliminary recognition of $27.1 million in other intangible assets consisting primarily of customer relationships, technology and tradename.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All of the other intangibles are finite-lived intangible assets that are preliminarily expected to be amortized over periods of 10 to 15 years with a weighted average amortization period of approximately 13 years. The excess of the total consideration was recorded as goodwill, which is deductible for tax purposes, and includes the value of the assembled workforce. The fair values of the identifiable assets acquired and liabilities assumed were based on the Company’s estimates and assumptions using various market, income and cost valuation approaches, which are classified within level 3 of the fair value hierarchy. While the initial purchase price allocation has been completed, the allocation of the purchase price is subject to change for a period of one year following the acquisition.
The following table summarizes the preliminary amounts recognized for the assets acquired and liabilities assumed as of the November 13, 2017 acquisition date:

(in thousands)
Receivables	14,854
Inventories	3,207
Other current assets	114
Property, plant and equipment	16,313
Intangible assets	27,050
Total Assets Acquired	61,538

Current Liabilities	6,833
Total Liabilities Assumed	6,833

Net Assets Purchased	54,705
Goodwill	23,188
Total Purchase Consideration	$77,894

Cash conveyed at closing	$44,750
Equity issued at closing	32,438
Due to seller	706
Total Purchase Consideration	$77,894
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
Results of operations and pro-forma combined results of operations for these acquired businesses have not been presented as the effect of these acquisitions are not material to our consolidated financial statements.
Note 3 — Inventories
Inventories consisted of the following at December 31:

(In thousands)	2017	2016
Raw materials:
Drilling fluids	$123,022	$115,399
Mats	1,419	1,137
Total raw materials	124,441	116,536
Blended drilling fluids components	30,495	23,762
Finished goods - mats	10,400	3,314
Total inventories	$165,336	$143,612

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Note 4 — Property, Plant and Equipment
Our investment in property, plant and equipment consisted of the following at December 31:

(In thousands)	2017	2016
Land	$11,504	$11,505
Buildings and improvements	132,322	121,967
Machinery and equipment	284,337	248,229
Computer hardware and software	33,738	30,544
Furniture and fixtures	5,926	5,829
Construction in progress	8,607	19,417
	476,434	437,491
Less accumulated depreciation	(215,419)	(186,700)
	261,015	250,791

Composite mats (rental fleet)	101,968	100,543
Less accumulated depreciation - composite mats	(47,663)	(47,680)
	54,305	52,863

Property, plant and equipment, net	$315,320	$303,654

Depreciation expense was $36.4 million, $34.6 million and $39.3 million in 2017, 2016 and 2015, respectively. Capital expenditures in 2017 included approximately $17.6 million in the Fluids Systems segment, including a total of $6.9 million related to completion of the facility upgrade and expansion of our Fourchon, Louisiana facility. Capital expenditures for the Mats and Integrated Services segment totaled $12.0 million during 2017, primarily reflecting investments in the mat rental fleet.
Note 5 — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Fluids Systems	Mats and Integrated Services	Total
Balance at December 31, 2015	$—	$19,009	$19,009
Acquisition	1,720	—	1,720
Effects of foreign currency	(54)	(680)	(734)
Balance at December 31, 2016	1,666	18,329	19,995
Acquisition	—	23,188	23,188
Effects of foreign currency	116	321	437
Balance at December 31, 2017	$1,782	$41,838	$43,620
We completed our annual evaluation of the carrying values of our goodwill and other indefinite-lived intangible assets as of November 1, 2017 and determined that the carrying values of each of our reporting units were less than their respective fair values and therefore, no impairment was required.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other intangible assets consisted of the following:

	December 31, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other intangible assets, net	Gross Carrying Amount	Accumulated Amortization	Other intangible assets, net
Technology related	$15,596	$(4,427)	$11,169	$5,766	$(3,873)	$1,893
Customer related	42,903	(24,679)	18,224	25,158	(21,962)	3,196
Employment related	1,864	(1,794)	70	1,848	(1,346)	502
Total amortizing intangible assets	60,363	(30,900)	29,463	32,772	(27,181)	5,591

Permits and licenses	542	—	541	476	—	476
Total indefinite-lived intangible assets	542	—	541	476	—	476
Total intangible assets	$60,905	$(30,900)	$30,004	$33,248	$(27,181)	$6,067
Total amortization expense in 2017, 2016 and 2015 related to other intangible assets was $3.3 million, $3.4 million and $4.6 million, respectively.
In November 2017, we completed the acquisition of WSG, and in August 2016, we completed the acquisition of Pragmatic, which resulted in additions to amortizable intangible assets of $27.1 million and $1.7 million, respectively. See Note 2 for further discussion.
Estimated future amortization expense for the years ended December 31 is as follows:

(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Technology related	$1,013	$1,019	$991	$940	$878	$6,328	$11,169
Customer related	3,877	2,975	2,414	1,863	1,518	5,577	18,224
Employment related	70	—	—	—	—	—	70
Total future amortization expense	$4,960	$3,994	$3,405	$2,803	$2,396	$11,905	$29,463
The weighted average amortization period for technology related, customer related and employment related intangible assets is 15 years, 11 years and 5 years, respectively.
Note 6 — Financing arrangements
Financing arrangements consisted of the following:

	December 31, 2017			December 31, 2016
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
2017 Convertible Notes	$—	$—	$—	$83,256	$(268)	$82,988
2021 Convertible Notes	100,000	(22,643)	77,357	100,000	(27,100)	72,900
Amended ABL Facility	81,600	—	81,600	—	—	—
Other debt	1,518	—	1,518	380	—	380
Total debt	183,118	(22,643)	160,475	183,636	(27,368)	156,268
Less: current portion	(1,518)	—	(1,518)	(83,636)	268	(83,368)
Long-term debt	$181,600	$(22,643)	$158,957	$100,000	$(27,100)	$72,900

2017 Convertible Notes. In September 2010, we issued $172.5 million of unsecured convertible senior notes (“2017 Convertible Notes”) that matured on October 1, 2017. The notes bore interest at a rate of 4.0% per year, payable semiannually in arrears on April 1 and October 1 of each year. The conversion rate was 90.8893 shares of our common stock per $1,000 principal amount of notes (equivalent to a conversion price of $11.00 per share of common stock). In 2016, we repurchased $89.3 million aggregate principal amount of our 2017 Convertible Notes for $87.3 million and recognized a net gain of $1.6 million reflecting

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs. As of December 31, 2016, $83.3 million aggregate principal amount remained outstanding, all of which were repaid upon maturity in October 2017.
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of February 23, 2018, the notes were not convertible.
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
The $2.7 million of issuance costs attributable to the debt component were netted against long-term debt and are being amortized to interest expense over the term of the notes using the effective interest method. As of December 31, 2017, the carrying amount of the debt component was $77.4 million, which is net of the unamortized debt discount and issuance costs of $20.4 million and $2.2 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the notes is approximately 11.3%.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement (the “ABL Facility”) which replaced the terminated Credit Agreement. The ABL Facility had a termination date of March 6, 2020 and provided financing of up to $90.0 million available for borrowings (inclusive of letters of credit) and subject to certain conditions, could be increased to a maximum capacity of $150.0 million. In October 2017, we entered into an Amended and Restated Credit Agreement (the “Amended ABL Facility”) which amends and restates our previous ABL Facility and increases the borrowing capacity from $90.0 million to $150.0 million, while also reducing applicable borrowing rates and fee terms. Subject to certain conditions, the Amended ABL Facility can be increased up to a maximum capacity of $225.0 million.
The Amended ABL Facility terminates on October 17, 2022; however, the Amended ABL Facility has a springing maturity date that will accelerate the maturity of the Amended ABL Facility to September 1, 2021 if, prior to such date, the 2021 Convertible Notes have not either been repurchased, redeemed, converted or we have not provided sufficient funds to repay the 2021 Convertible Notes in full on their maturity date. For this purpose, funds may be provided in cash to an escrow agent or a combination of cash to an escrow agent and the assignment of a portion of availability under the Amended ABL Facility. The Amended ABL Facility requires compliance with a minimum fixed charge coverage ratio and minimum unused availability of $25.0 million to utilize borrowings or assignment of availability under the Amended ABL Facility towards funding the repayment of the 2021 Convertible Notes.
Borrowing availability under the Amended ABL Facility is calculated based on eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation shall also include the amount of eligible pledged cash. The lender may establish such reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the Amended ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment. As of December 31, 2017, our total borrowing base availability under the Amended ABL Facility was $136.2 million, of which, $81.6 million was drawn, resulting in remaining availability of $54.6 million.
Under the terms of the Amended ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 175 to 275 basis points for LIBOR borrowings, and 75 to 175 basis points for base rate borrowings, based on the ratio of debt to consolidated EBITDA as defined in the Amended ABL Facility. As of December 31, 2017, the applicable margin for borrowings under our Amended ABL Facility is 200 basis points with respect to LIBOR borrowings and 100 basis points with respect to base rate borrowings. The weighted average interest rate for the Amended ABL Facility is 3.9% at December 31, 2017. In addition, we are required to pay a commitment fee on the unused portion of the Amended ABL Facility ranging from 25 to 37.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the Amended ABL Facility. The applicable commitment fee as of December 31, 2017 was 37.5 basis points.
The Amended ABL Facility is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The Amended ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The Amended ABL Facility also requires compliance with a fixed charge coverage ratio if availability under the Amended ABL Facility falls below $22.5 million. In addition, the Amended ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events and certain change of control events.
Other Debt. Our foreign subsidiaries in Italy and India, maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. We had $1.0 million outstanding under these agreements at December 31, 2017, and no balances outstanding at December 31, 2016. In December 2016, we terminated our revolving line of credit in Brazil and repaid the outstanding balance.
At December 31, 2017, we had letters of credit issued and outstanding which totaled $7.2 million that are collateralized by $7.6 million in restricted cash. Additionally, our foreign operations had $21.6 million outstanding in letters of credit and other guarantees, primarily issued under the line of credit in Italy as well as certain letters of credit that are collateralized by $1.5 million in restricted cash. At December 31, 2017 and December 31, 2016, prepaid expenses and other current assets in the accompanying balance sheet include total restricted cash related to letters of credit of $9.1 million and $7.4 million, respectively.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We incurred net interest expense of $13.3 million, $9.9 million and $9.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in interest expense in 2017 is primarily related to amortization of the debt discount related to the 2021 Convertible Notes as discussed above. Capitalized interest was $0.1 million, $0.9 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015 respectively. Scheduled repayment of long-term debt as of December 31, 2017 is $100.0 million in 2021 and $81.6 million in 2022.
Note 7 — Fair Value of Financial Instruments and Concentrations of Credit Risk
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our 2017 Convertible Notes and our 2021 Convertible Notes, approximated their fair values at December 31, 2017 and December 31, 2016. The estimated fair value of our 2021 Convertible Notes was $127.3 million at December 31, 2017 and $110.5 million at December 31, 2016, and the estimated fair value of our 2017 Convertible Notes was $84.4 million at December 31, 2016, based on quoted market prices at these respective dates.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, trade accounts and notes receivable.  At December 31, 2017, substantially all of our cash deposits are held in accounts at numerous financial institutions across the various regions that we operate in. A majority of the cash is held in accounts that maintain deposit ratings of P-1 by Moody’s, A-1 by Standard and Poor’s, and F1 by Fitch. As part of our investment strategy, we perform periodic evaluations of the relative credit standing of these financial institutions.
Accounts Receivable
Accounts receivable consisted of the following at December 31:

(In thousands)	2017	2016
Gross trade receivables	$256,851	$162,569
Allowance for doubtful accounts	(9,457)	(8,849)
Net trade receivables	247,394	153,720
Income tax receivables	6,905	39,944
Other receivables	11,567	20,643
Total receivables, net	$265,866	$214,307
Gross trade receivables increased $94.3 million, or 58%, in 2017 primarily due to the increase in revenues.
At December 31, 2016, income tax receivables included approximately $38.0 million related to the carryback refund claims primarily for our U.S. federal tax losses incurred in 2016, substantially all of which was received in 2017.
Other receivables includes $10.8 million and $11.5 million for value added, goods and service taxes related to foreign jurisdictions as of December 31, 2017 and 2016, respectively. In addition, other receivables included $8.0 million held in escrow at December 31, 2016 in connection with the March 2014 sale of the Environmental Services business. In connection with the settlement of a dispute with the buyers, as described further in Note 15 below, the escrow funds have been reclassified at December 31, 2017, reducing the settlement obligation reflected in accrued liabilities in the accompanying balance sheet.
Customer Revenue Concentration
We derive a significant portion of our revenues from companies in the E&P industry, and our customer base is highly concentrated in mid-sized and international oil companies as well as government-owned or government-controlled oil companies operating in the markets that we serve. For 2017, 2016 and 2015, revenues from our 20 largest customers represented approximately 45%, 53% and 49%, respectively, of our consolidated revenues. For 2016, revenue from Sonatrach, our primary customer in Algeria, represented approximately 14% of consolidated revenues. For 2017 and 2015, no single customer accounted for more than 10% of our consolidated revenues.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Changes in this allowance for 2017, 2016 and 2015 was as follows:

(In thousands)	2017	2016	2015
Balance at beginning of year	$8,849	$7,189	$5,458
Provision for uncollectible accounts	1,481	2,416	1,886
Write-offs, net of recoveries	(873)	(756)	(155)
Balance at end of year	$9,457	$8,849	$7,189
Note 8 — Income Taxes
The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 resulting in broad and complex changes to U.S. income tax law. The Tax Act includes a one-time transition tax in 2017 on accumulated foreign subsidiary earnings not previously subject to U.S. income tax, reduces the U.S. corporate statutory tax rate from 35% to 21% effective January 1, 2018, generally eliminates U.S. federal income tax on dividends from foreign subsidiaries, creates new tax on certain foreign-sourced earnings, makes other changes to limit certain deductions and changes rules on how certain tax credits and net operating loss carryforwards can be utilized.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our 2017 financial statements. As we finalize the necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the United States Internal Revenue Service (“IRS”), or other standard-setting bodies, we may make adjustments to the provisional amounts.
Provisional amounts for the following income tax effects of the Tax Act have been recorded as of December 31, 2017 and are subject to change during 2018.
One-time transition tax
The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. We recorded a provisional amount in 2017 for our one-time transitional tax liability and income tax expense of $6.9 million. We have recorded provisional amounts based on estimates of the effects of the Tax Act as the analysis requires significant data from our foreign subsidiaries that is not regularly collected or analyzed.
Taxes on repatriation of foreign earnings
We previously considered the unremitted earnings in our non-US subsidiaries held directly by a U.S. parent to be indefinitely reinvested and, accordingly, had not provided any deferred income taxes. We intend to pursue repatriation of unremitted earnings in our non-US subsidiaries held directly by a U.S. parent to the extent that such earnings have been included in the one-time transition tax discussed above, and subject to cash requirements to support the strategic objectives of the non-US subsidiary. We recorded a provisional amount in 2017 for the estimated liability and income tax expense for any U.S. federal or state income taxes or additional foreign withholding taxes related to repatriation of such earnings of $7.0 million. In 2017, we recognized certain foreign tax credits of $5.5 million in the U.S. related to the provisional accounting for taxes on repatriation of foreign earnings, however, we also recognized a full valuation allowance related to such tax assets as it is more likely than not that these assets will not be realized.
Deferred tax effects
The Tax Act reduces the U.S. corporate statutory tax rate from 35% to 21% for years after 2017. Accordingly, we have remeasured our U.S. net deferred tax liabilities as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. We recognized a provisional deferred tax benefit in 2017 of $17.4 million to reflect the reduced U.S. tax rate on our estimated U.S. net deferred tax liabilities. Although the tax rate reduction is known, we have not completed our analysis of the effect of the Tax Act on the underlying deferred taxes and as such, the amounts recorded as of December 31, 2017 are provisional.
The net tax benefit recognized in 2017 related to the Tax Act was $3.4 million. As we complete our analysis of the Tax Act and incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we may identify additional effects not reflected as of December 31, 2017. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

While we have not completed our analysis of the impacts of the Tax Act on our effective tax rate going forward, we anticipate the overall impacts of the Tax Act described above will reduce our effective tax rate in 2018 compared to 2017, excluding the $3.4 million net benefit included in our 2017 income tax provision. The impact of the Tax Act on our effective tax rate in 2018 will depend in large part on the relative contribution of our domestic earnings and finalization of the provisional accounting for the Tax Act.
The provision (benefit) for income taxes related to continuing operations was as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Current:
U.S. Federal	$(236)	$(37,854)	$(32,272)
State	561	20	(34)
Foreign	10,301	10,440	11,411
Total current	10,626	(27,394)	(20,895)
Deferred:
U.S. Federal	(3,848)	2,670	(2,624)
State	(796)	(181)	179
Foreign	(1,089)	863	1,942
Total deferred	(5,733)	3,352	(503)
Total income tax expense (benefit)	$4,893	$(24,042)	$(21,398)

The total provision (benefit) was allocated to the following components of income (loss):

	Year Ended December 31,
(In thousands)	2017	2016	2015
Income (loss) from continuing operations	$4,893	$(24,042)	$(21,398)
Loss from discontinued operations	(4,616)	—	—
Total provision (benefit)	$277	$(24,042)	$(21,398)

Income (loss) from continuing operations before income taxes was as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
U.S.	$(27,282)	$(76,805)	$(122,082)
Foreign	43,394	12,051	9,856
Income (loss) from continuing operations before income taxes	$16,112	$(64,754)	$(112,226)

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The effective income tax rate for continuing operations is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
	2017	2016	2015
Income tax expense (benefit) at federal statutory rate	35.0%	(35.0%)	(35.0%)
Nondeductible expenses	16.2%	2.8%	2.8%
Net impact of Tax Act	(22.3%)	—	—
Worthless stock deduction - Brazil	—	(14.4%)	—
Goodwill and other asset impairments	—	3.5%	15.7%
Manufacturing deduction	—	0.8%	1.8%
Different rates on earnings of foreign operations	(13.3%)	(1.2%)	(3.6%)
Dividend taxes on unremitted earnings	9.3%	2.2%	1.4%
Change in valuation allowance	1.5%	6.9%	2.8%
Uncertain tax positions	—	—	(2.2%)
State tax expense (benefit), net	(1.8%)	(2.5%)	(1.5%)
Other items, net	5.8%	(0.2%)	(1.3%)
Total income tax expense (benefit)	30.4%	(37.1%)	(19.1%)

Our effective tax rate in 2017 includes a $3.4 million benefit resulting from the provisional accounting for the Tax Act as described above. In addition, the 2017 effective tax rate was negatively impacted primarily by non-deductible expenses relative to the amount of pre-tax income.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31 are as follows:

(In thousands)	2017	2016
Deferred tax assets:
Net operating losses	$23,490	$18,771
Capitalized inventory costs	4,581	12,378
Stock based compensation	3,793	6,955
Accruals not currently deductible	7,730	4,883
Unrealized foreign exchange losses, net	2,595	3,087
Foreign tax credits	9,262	3,269
Other	10,451	1,871
Total deferred tax assets	61,902	51,214
Valuation allowance	(30,154)	(21,847)
Total deferred tax assets, net of allowances	31,748	29,367
Deferred tax liabilities:
Accelerated depreciation and amortization	(34,265)	(43,225)
Original issue discount on 2021 Convertible Notes	(4,299)	(8,553)
Tax on unremitted earnings	(16,821)	(8,555)
Other	(3,190)	(6,030)
Total deferred tax liabilities	(58,575)	(66,363)
Total net deferred tax liabilities	$(26,827)	$(36,996)

Non-current deferred tax assets	$4,753	$1,747
Non-current deferred tax liabilities	(31,580)	(38,743)
Net deferred tax liabilities	$(26,827)	$(36,996)
For state income tax purposes, we have net operating loss carryforwards (“NOLs”) of approximately $245.9 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in 2018 through 2037. Foreign NOLs of approximately $30.5 million are available to reduce future taxable income, some of which expire beginning in 2018.
The realization of our net deferred tax assets is dependent on our ability to generate taxable income in future periods. At December 31, 2017 and 2016, we have recorded a valuation allowance in the amount of $30.2 million and $21.8 million, respectively, primarily related to certain U.S. state and foreign NOL carryforwards, including Australia, as well as for certain tax credits recognized in 2017 related to the provisional accounting for the impact of the Tax Act, which may not be realized.
We file income tax returns in the United States and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2012 and for substantially all foreign jurisdictions for years prior to 2008. We are currently under examination by the United States federal tax authorities for tax years 2014 and 2015. During the second quarter of 2017, we received a Revenue Agent Report from the IRS disallowing a deduction claimed on our 2015 tax return associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary and assessing tax due of approximately $3.9 million. We submitted our response to the IRS in the third quarter of 2017 and are proceeding with the tax appeals process. We believe our tax position is properly reported in accordance with applicable U.S. tax laws and regulations and intend to vigorously defend our position through the tax appeals process.
We are also under examination by various tax authorities in other countries, and certain foreign jurisdictions have challenged the amounts of taxes due for certain tax periods. These audits are in various stages of completion. We fully cooperate with all audits, but defend existing positions vigorously. We evaluate the potential exposure associated with various filing positions and record a liability for tax contingencies as circumstances warrant. Although we believe all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and tax contingency accruals.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending provision for uncertain tax positions is as follows:

(In thousands)	2017	2016	2015
Balance at January 1	$665	$419	$3,786
Additions (reductions) for tax positions of prior years	(399)	477	(95)
Additions (reductions) for tax positions of current year	—	—	—
Reductions for settlements with tax authorities	—	—	(575)
Reductions for lapse of statute of limitations	(9)	(231)	(2,697)
Balance at December 31	$257	$665	$419
Approximately $0.3 million of unrecognized tax benefits at December 31, 2017, if recognized, would favorably impact the effective tax rate. In 2015, we recognized a $2.2 million benefit to the income tax provision relating to uncertain tax positions for which the applicable statutes of limitation expired.
We recognize accrued interest and penalties related to uncertain tax positions in operating expenses. The amount of interest and penalties was immaterial for all periods presented.
Note 9 — Capital Stock
Common stock
Changes in outstanding Common Stock were as follows:

(In thousands of shares)	2017	2016	2015
Outstanding, beginning of year	99,843	99,377	99,204
Shares issued for exercise of options	416	125	104
Shares issued for time vested restricted stock (net of forfeitures)	952	341	69
Shares issued for acquisition	3,361	—	—
Outstanding, end of year	104,572	99,843	99,377
Outstanding shares of common stock include shares held as treasury stock totaling 15,366,504, 15,162,050 and 15,302,345 as of December 31, 2017, 2016 and 2015, respectively.
Preferred stock
We are authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value. There were no outstanding shares of preferred stock at December 31, 2017, 2016 or 2015.
Treasury stock
During 2017, 2016 and 2015, we repurchased 415,418, 234,901 and 292,168 shares, respectively, for an aggregate price of $3.2 million, $1.2 million and $2.3 million, respectively, representing employee shares surrendered in lieu of taxes under vesting of restricted stock awards. All of the shares repurchased are held as treasury stock.
During 2017, 2016 and 2015, we reissued 210,964, 375,196 and 200,056 shares of treasury stock pursuant to various stock plans, including our employee stock purchase plan and our 2014 Non-Employee Directors’ Restricted Stock Plan.
Repurchase program
Our Board of Directors has approved a repurchase program that authorizes us to purchase up to $100.0 million of our outstanding shares of common stock and prior to their maturity, our outstanding 2017 Convertible Notes in the open market or as otherwise determined by management, subject to certain limitations under our Amended ABL facility or other factors. There were no shares repurchased under the program during 2017, 2016 or 2015. In February 2016, we repurchased $11.2 million of our 2017 Convertible Notes in the open market for $9.2 million. As of December 31, 2017, we had $33.5 million of authorization remaining under the program. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows and available cash on-hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.
In addition, the Board separately authorized the repurchase of $78.1 million of our 2017 Convertible Notes then outstanding in connection with the December 2016 issuance of $100.0 million of 2021 Convertible Notes.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 — Earnings per Share
The following table presents the reconciliation of the numerator and denominator for calculating earnings per share from continuing operations:

	Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015
Numerator
Income (loss) from continuing operations - basic	$11,219	$(40,712)	$(90,828)
Assumed conversions of 2017 Convertible Notes	—	—	—
Adjusted income (loss) from continuing operations - diluted	$11,219	$(40,712)	$(90,828)

Denominator
Basic - weighted average common shares outstanding	85,421	83,697	82,722
Dilutive effect of stock options and restricted stock awards	2,554	—	—
Dilutive effect of 2017 Convertible Notes	—	—	—
Dilutive effect of 2021 Convertible Notes	—	—	—
Diluted - weighted average common shares outstanding	87,975	83,697	82,722

Income (loss) from continuing operations per common share
Basic	$0.13	$(0.49)	$(1.10)
Diluted	$0.13	$(0.49)	$(1.10)
We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Stock options and restricted stock-based awards	7,419	7,482	3,884
2017 Convertible Notes	5,702	14,295	15,682
2021 Convertible Notes	—	—	—
The 2021 Convertible Notes will not impact the calculation of diluted net income per share unless the average price of our common stock, as calculated in accordance with the terms of the indenture governing the 2021 Convertible Notes, exceeds the conversion price of $9.33 per share. At December 31, 2017 the average price of our common stock was $8.80 per share. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the 2021 Convertible Notes as further described in Note 6 above. If converted, we currently intend to settle the principal amount of the notes in cash and as a result, only the amounts payable in excess of the principal amount of the notes, if any, are assumed to be settled with shares of common stock for purposes of computing diluted net income from continuing operations per share.
Note 11 — Stock Based Compensation and Other Benefit Plans
The following describes stockholder approved plans utilized by the Company for the issuance of stock based awards.
2014 Non-Employee Directors’ Restricted Stock Plan
In May 2014, our stockholders approved the 2014 Non-Employee Directors’ Restricted Stock Plan (the “2014 Director Plan”) which authorizes grants of restricted stock to non-employee directors based on a pre-determined dollar amount on the date of each annual meeting of stockholders. The pre-determined dollar amount for determining the number of restricted shares granted is subject to change by the Board of Directors or its committee but is initially set at $150,000 for each non-employee director, except for the Chairman of the Board who will receive an annual grant of restricted shares equal to $170,000. Each restricted share granted to a non-employee director vests in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant. During 2017, non-employee directors received shares of restricted stock totaling 98,714 shares at a weighted average fair value on the date of grant of $7.80 per share.
The maximum number of shares of common stock issuable under the 2014 Director Plan is 1,000,000 leaving 504,258 shares available for grant as of December 31, 2017.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2015 Employee Equity Incentive Plan
In May 2015, our stockholders approved the 2015 Employee Equity Incentive Plan (“2015 Plan”), pursuant to which the Compensation Committee of our Board of Directors (“Compensation Committee”) may grant to key employees, including executive officers and other corporate and divisional officers, a variety of forms of equity-based compensation, including options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards, and performance-based awards. In May 2016, our stockholders approved an amendment to the 2015 Plan which increased the number of shares authorized for issuance under the Plan from 6,000,000 to 7,800,000 shares. In May 2017, our stockholders approved a further amendment to the 2015 Plan which increased the number of shares authorized for issuance under the Plan from 7,800,000 to 9,800,000 shares. Under the 2015 Plan, as amended, grants of stock options and stock appreciation rights will reduce the number of available shares on a 1.00 to 1.00 basis, while full value awards will reduce the number of available shares on a 1.78 to 1.00 basis. At December 31, 2017, 2,079,603 shares remained available for award under the 2015 Plan.
In June 2017, our Board of Directors approved the Long-Term Cash Incentive Plan (“Cash Plan”), a sub-plan to the 2015 Plan, pursuant to which the Compensation Committee may grant time-based cash awards or performance-based cash awards to key employees, including executive officers and other corporate and divisional officers, to provide an opportunity for employees to receive a cash payment upon either completion of a service period or achievement of predetermined performance criteria at the end of a performance period.
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
Stock Options and Cash-Settled Stock Appreciation Rights
Stock options granted by the Compensation Committee are granted with a three year vesting period and a term of ten years. During 2017, no options were granted.
The following table summarizes activity for our outstanding stock options for the year ended December 31, 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	4,684,839	$7.02
Granted	—	—
Exercised	(416,017)	5.83
Expired or canceled	(303,297)	8.40
Outstanding at end of period	3,965,525	$7.03	5.53	$6,172,506

Vested or expected to vest at end of period	3,942,351	$7.05	5.51	$6,102,803
Options exercisable at end of period	3,010,995	$7.60	4.70	$3,732,798
We estimated the fair value of options granted on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2016	2015
Risk-free interest rate	1.38%	1.57%
Expected life of the option in years	5.22	5.22
Expected volatility	50.5%	47.3%
Dividend yield	—%	—%

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The following table summarizes information about the weighted-average exercise price and the weighted-average grant date fair value of stock options granted:

	2016	2015
Weighted-average exercise price of the stock on the date of grant	$4.32	$9.00
Weighted-average grant date fair value on the date of grant	$1.97	$3.91
All stock options granted for 2016 and 2015 reflected an exercise price equal to the market value of the stock on the date of grant.
The total intrinsic value of options exercised was $1.1 million, $0.1 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, while cash from option exercises totaled $2.6 million, $0.7 million and $0.6 million, respectively.
The following table summarizes activity for outstanding cash-settled stock appreciation rights for the year-ended December 31, 2017:

Rights
Outstanding at beginning of period	69,500
Exercised	(25,000)
Expired or cancelled	(1,500)
Outstanding at end of period	43,000

Exercisable at end of period	43,000
During 2017, there were no additional grants of cash-settled stock appreciation rights. All remaining cash-settled stock appreciation rights have a June 2018 expiration date, and if exercised, will ultimately be settled in cash for the difference between the market value of our outstanding shares at the date of exercise, and $7.89. As such, the projected cash settlement is adjusted each period based on the ending fair market value of the underlying stock. At December 31, 2017, the fair market value of each cash-settled stock appreciation right was $1.58, resulting in a liability of $0.1 million.
Total compensation cost recognized for stock options and cash-settled stock appreciation rights during the years ended December 31, 2017, 2016 and 2015 was $1.7 million, $2.3 million and $2.6 million, respectively. For the years ended December 31, 2017, 2016 and 2015, we recognized tax benefits resulting from the exercise of stock options totaling $0.3 million, $0.1 million and $0.1 million , respectively.
Performance-Based Restricted Stock Units
There were no performance-based restricted stock units granted during 2017. In 2016 and 2015, performance-based restricted stock units were awarded to executive officers and will be settled in shares of common stock based on the relative ranking of our total shareholder return (“TSR”) as compared to the TSR of our designated peer group over a three-year period. The ending TSR price is equal to the average closing price of our shares over the last 30-calendar days of the performance period as set forth in the following table:

	2016	2015
Number of performance-based restricted stock units issued, at target	230,790	136,881
Range of payout of shares for each executive	0% - 150%	0% - 150%
Performance period begin date	June 1, 2016	June 1, 2015
Performance period end date	May 31, 2019	May 31, 2018
Estimated fair value at date of grant	$5.18	$10.06

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We estimated the fair value of each performance-based restricted stock unit at the date of grant using the Monte Carlo valuation model, with the following weighted average assumptions:

	2016	2015
Risk-free interest rate	0.95%	1.02%
Average closing price(1)	$4.69	$8.96
Expected volatility	46.9%	38.4%
Dividend yield	—%	—%
(1)Average closing price of our shares over the 30-calendar days ending May 16, 2016, and May 19, 2015, respectively.
The following table summarizes activity for outstanding performance-based restricted stock units for the year-ended December 31, 2017:

Nonvested Performance-Based Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	447,184	$8.06
Granted	—	—
Vested	(93,244)	12.55
Forfeited	—	—
Outstanding at the end of period	353,940	$6.88
Total compensation cost recognized for performance-based restricted stock units was $1.0 million, $1.0 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015 respectively. During the year ended December 31, 2017, the total fair value of performance-based restricted stock units vested was $1.0 million.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the activity for our outstanding time-vested restricted stock awards and restricted stock units for the year ended December 31, 2017.

Nonvested Restricted Stock Awards (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2017	595,535	$8.45
Granted	98,714	7.80
Vested	(521,379)	8.70
Forfeited	(4,156)	11.20
Nonvested at December 31, 2017	168,714	$7.24

Nonvested Restricted Stock Units (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2017	2,183,029	$5.82
Granted	768,661	7.83
Vested	(815,289)	6.36
Forfeited	(145,764)	5.72
Nonvested at December 31, 2017	1,990,637	$6.38
Total compensation cost recognized for restricted stock awards and restricted stock units was $8.0 million, $8.6 million and $10.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Total unrecognized compensation cost at December 31, 2017 related to restricted stock awards and restricted stock units is approximately $8.8 million which is expected to be recognized over the next 1.8 years. During the years ended December 31, 2017, 2016 and 2015, the total fair value of shares vested was $10.4 million, $3.9 million and $8.1 million, respectively.
For 2017, 2016 and 2015, we recognized tax benefits resulting from the vesting of restricted stock awards and units totaling $1.9 million, $1.5 million and $2.0 million, respectively.
Cash-Based Awards
The Compensation Committee also approved the issuance of cash-based awards during the second quarter of 2017, including $5.3 million of time-based cash awards and a target amount of $1.3 million of performance-based cash awards. The time-based cash awards were granted to executive officers and other key employees and primarily vest in equal installments over a three-year period. The performance-based cash awards were granted to executive officers and will be paid based on the relative ranking of the Company’s TSR as compared to the TSR of the Company’s designated peer group for 2017. The performance period began June 1, 2017 and ends May 31, 2020, with the ending TSR price being equal to the average closing price of our shares over the 30-calendar days ending May 31, 2020 with the cash payout for each executive ranging from 0% to 150% of target. The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the performance-based cash awards is remeasured each period using a Monte-Carlo valuation model with changes in fair value recognized in the consolidated statement of operations. At December 31, 2017, the total liability for cash-based awards was $1.4 million.
Defined Contribution Plan
Substantially all of our U.S. employees are covered by a defined contribution plan (“401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined in the 401(k) Plan. Participants’ contributions, up to 3% of compensation, are matched 100% by us, and the participants’ contributions, from 3% to 6% of compensation, are matched 50% by us. Under the 401(k) Plan, our cash contributions were $1.4 million, $0.9 million and $3.2 million in 2017, 2016 and 2015, respectively. In connection with the cost reduction programs implemented in early 2016, we temporarily eliminated our 401(k) matching contribution beginning in March 2016. This temporary elimination in the Company’s matching contribution to the U.S. defined contribution plan was lifted in the second quarter of 2017.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12 — Segment and Related Information
Our Company consists of two reportable segments, which offer different products and services to a relatively homogeneous customer base. The reportable segments include: Fluids Systems and Mats and Integrated Services. All intercompany revenues and related profits have been eliminated.
Fluids Systems — Our Fluids Systems business provides drilling fluids products and technical services to customers in the North America, EMEA, Latin America, and Asia Pacific regions. We offer customized solutions for highly technical drilling projects involving complex subsurface conditions, such as horizontal, directional, geologically deep or drilling in deep water. These projects require increased monitoring and critical engineering support of the fluids system during the drilling process. In addition, our Fluids Systems offering is expanding into adjacent areas to drilling fluids, including completion and stimulation chemistry, which are typically utilized by customers following the drilling process.
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
Mats and Integrated Services — Our Mats and Integrated Services segment provides composite mat rentals, site construction and related site services to customers in various markets including oil and gas exploration and production (“E&P”), electrical transmission & distribution, pipeline, solar, petrochemical and construction across North America and Europe. We also sell composite mats to customers outside of the U.S. and to domestic customers outside of the E&P market. We manufacture our DURA-BASE® Advanced Composite Mats for use in our rental operations as well as for third-party sales. Our mats provide environmental protection and ensure all-weather access to sites with unstable soil conditions. The November 2017 acquisition of WSG expanded our range of site construction and related services we offer our customers across the U.S. to include a variety of complementary services to our composite matting systems, including access road construction, site planning and preparation, environmental protection, fluids and spill storage/containment, erosion control, and site restoration services.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized financial information concerning our reportable segments is shown in the following tables:

	Year Ended December 31,
(In thousands)	2017	2016	2015

Revenues
Fluids systems	$615,803	$395,461	$581,136
Mats and integrated services	131,960	76,035	95,729
Total revenues	$747,763	$471,496	$676,865

Depreciation and amortization
Fluids systems	$21,566	$20,746	$22,108
Mats and integrated Services	14,991	14,227	18,869
Corporate office	3,200	2,982	2,940
Total depreciation and amortization	$39,757	$37,955	$43,917

Operating income (loss)
Fluids systems	$27,580	$(43,631)	$(86,770)
Mats and integrated services	40,491	14,741	24,949
Corporate office	(36,635)	(28,323)	(37,278)
Operating income (loss)	$31,436	$(57,213)	$(99,099)

Segment Assets
Fluids Systems	$611,455	$522,488	$549,827
Mats and Integrated Services	260,931	164,515	172,415
Corporate	30,330	111,180	126,651
Total Assets	$902,716	$798,183	$848,893

Capital Expenditures
Fluids Systems	$17,589	$32,310	$40,533
Mats and Integrated Services	11,956	4,637	27,456
Corporate	1,826	1,493	1,415
Total Capital Expenditures	$31,371	$38,440	$69,404
As a result of the significant declines in industry activity in North America in 2015 and early 2016, we implemented cost reduction programs including workforce reductions, reduced discretionary spending, and beginning in March 2016, a temporary salary reduction for a significant number of North American employees, including executive officers, suspension of the Company’s matching contribution to the U.S. defined contribution plan as well as a reduction in cash compensation paid to our Board of Directors in order to align our cost structure to activity levels.

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
The temporary reduction in salaries, suspension of the Company’s matching contribution to the U.S. defined contribution plan and reduction in cash compensation paid to our Board of Directors were lifted in the second quarter of 2017.
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
The $15.5 million of Fluids Systems charges in 2016 included $6.9 million of non-cash impairments in the Asia Pacific region resulting from the continuing unfavorable industry market conditions and outlook for the region in 2016, $4.1 million of charges for the reduction in carrying values of certain inventory, primarily resulting from lower of cost or market adjustments and $4.5 million of charges in the Latin America region associated with the wind-down of our operations in Uruguay, including $0.5 million to write-down property, plant and equipment. The $6.9 million of impairments in the Asia Pacific region included a $3.8 million charge to write-down property, plant and equipment to its estimated fair value and a $3.1 million charge to fully impair the customer related intangible assets in the region.
The $75.5 million of Fluids Systems charges in 2015 included $70.7 million of non-cash charges for the impairment of goodwill, following our November 1, 2015 annual evaluation, a $2.6 million non-cash impairment of assets, following our decision to exit a facility, and a $2.2 million charge to reduce the carrying value of diesel-based drilling fluid inventory, resulting from lower of cost or market adjustments.
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
As described in Note 1, we revised our estimated useful lives and end-of-life residual values for composite mats included in our rental fleet as of January 1, 2016 resulting in a decrease in depreciation expense of approximately $6.1 million for the year ended December 31, 2016.

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

	Year Ended December 31,
(In thousands)	2017	2016	2015

Revenue
United States	$460,872	$214,026	$384,147
Canada	55,600	34,176	52,851
Algeria	87,975	80,936	65,272
All Other EMEA	102,247	96,654	109,252
Latin America	36,988	41,035	47,240
Asia Pacific	4,081	4,669	18,103
Total Revenue	$747,763	$471,496	$676,865

Long-Lived Assets
United States	$337,190	$274,746	$275,109
Canada	3,993	3,922	552
EMEA	46,269	48,047	50,759
Latin America	2,354	4,842	4,543
Asia Pacific	3,120	1,939	9,731
Total Long-Lived Assets	$392,926	$333,496	$340,694
For 2016, revenue from Sonatrach, our primary customer in Algeria, was approximately 14% of consolidated revenues. For 2017 and 2015 no single customer accounted for more than 10% of our consolidated revenues.
Note 13 — Supplemental Cash Flow and Other Information
Accounts payable and accrued liabilities at December 31, 2017, 2016, and 2015, included accruals for capital expenditures of $2.7 million, $2.0 million, and $3.9 million, respectively.
Accrued liabilities at December 31, 2017 and 2016 were $68.2 million and $31.2 million, respectively. The balance at December 31, 2017 and 2016 included $31.4 million and $11.9 million, respectively, for employee incentives and other compensation related expenses. The balance at December 31, 2017 also includes $14.0 million for the settlement of claims in connection with the sale of the Environmental Services business that will be funded in the first quarter of 2018 through available cash on hand and borrowings under our Amended ABL Facility. Further discussion of the claims and related settlement is contained in Note 15 below.
Cash, cash equivalents and restricted cash in the consolidated statements of cash flows included the following:

(in thousands)	2017	2016	2015
Cash and cash equivalents	$56,352	$87,878	$107,138
Restricted cash included in other current assets	9,108	7,421	17,485
Cash, cash equivalents and restricted cash	$65,460	$95,299	$124,623
Impairments and other non-cash charges in the consolidated statements of cash flows included the following:

(In thousands)	2016	2015
Goodwill and other intangible asset impairments	$3,104	$70,720
Property, plant and equipment impairments	4,286	2,625
Inventory write-downs	4,075	2,163
Write-off of debt issuance costs on termination of Credit Agreement	1,058	—
Impairments and other non-cash charges in the Consolidated Statements of Cash Flows	$12,523	$75,508
There were no impairments and other non-cash charges in 2017.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14 — Discontinued Operations
In March of 2014 we completed the sale of the Environmental Services business for $100 million in cash. Cash proceeds from the sale were $89.8 million in 2014, net of transaction related expenses, including the adjustment related to final working capital conveyed at closing. Following the sale, $8 million of the sales price was withheld in escrow associated with transaction representations, warranties and indemnities, with $4 million scheduled to be released at each of the nine-month and 18-month anniversary of the closing. As a result of the sale transaction, we recorded a gain on the disposal of the business of $34.0 million ($22.1 million after-tax) in the first quarter of 2014. Following completion of the March 2014 transaction, the buyer asserted that we had breached certain representations and warranties contained in the sale agreement.  The disputed matter went to trial in 2017 and following commencement of the trial, we reached a settlement agreement with the buyer to effectively reduce the sales price by $22.0 million. The impact of this settlement results in a charge to discontinued operations for $22.0 million ($17.4 million net of tax) in 2017 to reduce the previously recognized gain from the sale of the Environmental Services business. See further discussion of the buyer’s claims and related litigation in Note 15.
Summarized results of operations from discontinued operations are as follows:

(In thousands)	2017
Loss from disposal of discontinued operations before income taxes	$21,983
Loss from disposal of discontinued operations, net of tax	$17,367
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
Escrow Claims Related to Sale of Environmental Services Business
Under the terms of the March 2014 sale of our previous Environmental Services business to Ecoserv, LLC (“Ecoserv”), $8.0 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the purchase/sale agreement. For the amount withheld in escrow, $4.0 million was scheduled for release to Newpark at each of the nine-month and 18-month anniversary of the closing. In December 2014, we received a letter from Ecoserv asserting that we had breached certain representations and warranties contained in the purchase/sale agreement, including failing to disclose operational problems and service work performed on injection/disposal wells and increased barge rental costs. The letter indicated that Ecoserv expected the damages associated with these claims to exceed the escrow amount. Following a further exchange of letters, in July 2015 we filed an action against Ecoserv in state district court in Harris County, Texas, seeking release of the escrow funds. Thereafter, Ecoserv filed a counterclaim seeking recovery in excess of the escrow funds based on the alleged breach of representations and covenants in the purchase/sale agreement. Ecoserv also alleged that we committed fraud in connection with the March 2014 transaction. Discovery in the case provided more information about Ecoserv’s claims, which included, among other things, alleged inadequate disclosures regarding the condition of a disposal cavern (at the time of the execution of the purchase/sale agreement and again as it relates to the time period between execution of the purchase/sale agreement and closing) and the lack of appropriate reserves/accruals/provisions in the financial statements of the business relating to certain regulatory obligations (such as plug and abandonment costs for injection wells and costs associated with a solids drying facility). Ecoserv sought to use a damage model for most of its damages based on its calculation of the difference between (a) the value of the business at closing, and (b) the sales price ($100 million), and had claimed damages of approximately $20.0 million. Following commencement of the trial in December 2017, we reached a settlement agreement with Ecoserv, under which Ecoserv will receive $22.0 million in cash, effectively reducing the net sales price of the Environmental Services business by such amount in exchange for dismissal of the pending claims in the lawsuit, and release of any future claims related to the March 2014 transaction. The reduction in sale price will be funded, in part, through the release of the $8.0 million that has been held in escrow since the March 2014 transaction. The remaining $14.0 million will be funded in the first quarter of 2018 through available cash on hand and borrowings under our Amended ABL Facility. Litigation expenses related to this matter are included in corporate office expenses in operating income.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Leases
We lease various manufacturing facilities, warehouses, office space, machinery and equipment under operating leases with remaining terms ranging from 1 to 9 years with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were approximately $23.9 million, $21.0 million and $22.6 million in 2017, 2016 and 2015, respectively.
Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year are included in the table below. Future minimum payments under capital leases are not significant.

(In thousands)
2018	$13,318
2019	6,877
2020	4,611
2021	3,764
2022	3,251
Thereafter	7,689
$39,510

Other
In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $2.2 million and $3.0 million at December 31, 2017 and 2016, respectively. We also had $0.4 million in guarantee obligations in connection with facility closure bonds and other performance bonds issued by insurance companies outstanding as of December 31, 2017 and 2016.
Other than normal operating leases for office and warehouse space, rolling stock and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.
We are self-insured for health claims, subject to certain “stop loss” insurance policies. Claims in excess of $250,000 per incident are insured by third-party insurers. We had accrued liabilities of $1.3 million and $0.8 million for unpaid claims incurred, based on historical experience at December 31, 2017 and 2016, respectively. Substantially all of these estimated claims are expected to be paid within six months of their occurrence.
We are self-insured for certain workers’ compensation, auto and general liability claims up to a certain policy limit. Claims in excess of $750,000 are insured by third-party reinsurers. At December 31, 2017 and 2016, we had accrued liabilities of $2.5 million and $1.9 million, respectively, for the uninsured portion of claims.
We maintain accrued liabilities for asset retirement obligations, which represent obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. Our asset retirement obligations primarily relate to required expenditures associated with owned and leased facilities. Upon settlement of the liability, a gain or loss for any difference between the settlement amount and the liability recorded is recognized. We had accrued asset retirement obligations of $1.1 million and $1.0 million as of December 31, 2017 and 2016, respectively.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 16 — Supplemental Selected Quarterly Financial Data (Unaudited)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2017
Revenues	$158,691	$183,020	$201,663	$204,389
Operating income	3,746	7,968	9,882	9,840
Income (loss) from continuing operations	(983)	1,632	2,653	7,917
Net income (loss)	(983)	1,632	2,653	(9,450)

Income (loss) per common share - basic:
Income (loss) from continuing operations	$(0.01)	$0.02	$0.03	$0.09
Net income (loss)	$(0.01)	$0.02	$0.03	$(0.11)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$(0.01)	$0.02	$0.03	$0.09
Net income (loss)	$(0.01)	$0.02	$0.03	$(0.11)

Fiscal Year 2016
Revenues	$114,544	$115,315	$104,554	$137,083
Operating loss	(18,825)	(15,135)	(15,055)	(8,198)
Loss from continuing operations	(13,300)	(13,904)	(13,451)	(57)
Net loss	(13,300)	(13,904)	(13,451)	(57)

Net loss per common share - basic:
Loss from continuing operations	$(0.16)	$(0.17)	$(0.16)	$—
Net loss	$(0.16)	$(0.17)	$(0.16)	$—

Net loss per common share - diluted:
Loss from continuing operations	$(0.16)	$(0.17)	$(0.16)	$—
Net loss	$(0.16)	$(0.17)	$(0.16)	$—
Fourth quarter 2017 income from continuing operations and net loss includes the $3.4 million net tax benefit recognized related to the Tax Act. Fourth quarter 2017 net loss also includes the $17.4 million loss from disposal of discontinued operations, net of tax.
Fourth quarter 2016 operating loss included a $2.6 million non-cash charge to reduce the carrying value of drilling fluids inventory in our Asia Pacific region. Fourth quarter 2016 and third quarter 2016 operating loss included charges of $2.0 million and $2.5 million, respectively, associated primarily with asset redeployment costs resulting from the exit of our Fluids Systems operations in Uruguay. Second quarter 2016 operating loss included a total of $6.9 million of impairments and other charges related to our Asia Pacific region, including a $3.8 million non-cash impairment to write-down property, plant and equipment to its estimated fair value and a $3.1 million impairment of customer related intangible assets.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2017.
Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making its assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Control — Integrated Framework (2013).” We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/  Paul L. Howes
Paul L. Howes
President, Chief Executive Officer

/s/  Gregg S. Piontek
Gregg S. Piontek
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Newpark Resources, Inc.
The Woodlands, Texas

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 23, 2018 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 23, 2018

ITEM 9B. Other Information
None

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this Item is incorporated by reference to the “Executive Officers” and “Election of Directors” sections of the definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders.
Compliance with Section 16(a) of the Exchange Act
The information required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders.
Code of Conduct and Ethics
We have adopted a Code of Ethics for Senior Officers and Directors, and a Code of Business Ethics and Conduct (“Ethics Manual”) that applies to all officers and employees. The Code of Ethics and Ethics Manual are publicly available in the investor relations area of our website at www.newpark.com. This Code of Ethics is incorporated in this Annual Report by reference. Copies of our Code of Ethics may also be requested in print by writing to Newpark Resources, Inc., 9320 Lakeside Blvd., Suite 100, The Woodlands, Texas, 77381.

ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference to the “Executive Compensation” section of the definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the “Ownership of Common Stock” section of the definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the “Related Person Transactions” and “Director Independence” sections of the definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders.

ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the “Independent Auditor” section of the definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)     List of documents filed as part of this Annual Report or incorporated herein by reference.
 1. Financial Statements
The following financial statements of the Registrant as set forth under Part II, Item 8 of this Annual Report on Form  10-K on the pages indicated.
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

4.3	Form of 4.00% Convertible Senior Note due 2021, incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on December 5, 2016 (SEC File No. 001-02960).
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

*10.12	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).
†*10.13	Director Compensation Summary.
*10.14
Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on August 14, 2009 (SEC File No. 333-161378).

*10.15
Amendment No. 1 to the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

*10.16
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

10.21
Indemnification Agreement, dated October 26, 2011, between Gregg S. Piontek and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2011 (SEC File No. 001-02960).

*10.22
Form of Restricted Stock Unit for Participants Outside the United States under the 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

*10.23
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

10.26
Membership Interests Purchase Agreement, dated February 10, 2014, by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC and ecoserv, LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on April 25, 2014 (SEC File No. 001-02960).

*10.27
Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

*10.28
Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

10.29	Form of Indemnification Agreement, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on July 25, 2014 (SEC File No. 001-02960).
*10.30	Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).
*10.31
Form of Restricted Stock Agreement (time vested) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

*10.32
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

*10.34
Form of Restricted Stock Unit Agreement (not retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

*10.35
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

*10.40
Amendment to Employment Agreement dated as of February 16, 2016 between Newpark Resources, Inc. and Gregg S. Piontek, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

*10.41
Amendment to Employment Agreement dated February 16, 2016 between Newpark Resources, Inc. and Bruce C. Smith, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

*10.42
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

*10.44
Change in Control Agreement dated as of April 22, 2016 by and between Newpark Resources, Inc. and Matthew S. Lanigan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2016 (SEC File No. 001-02960).

*10.45
Amendment No. 1 to Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on May 19, 2016 (333-211459).

10.46
Purchase Agreement, dated November 29, 2016, by and between Newpark Resources, Inc. and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named therein, incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on December 5, 2016 (SEC File No. 001-02960).

*10.47
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

*10.48
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Gregg S. Piontek, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

*10.49
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Bruce C. Smith, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

*10.50
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

*10.51
Amendment No. 2 to Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on May 18, 2017 (SEC File No. 333-218072).

*10.52
Newpark Resources, Inc. Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 18, 2017 (SEC File No. 333-218074).

*10.53	Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).
*10.54
Form of Time-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report of Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).

*10.55
Form of Performance-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report of Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).

*10.56
Employment Agreement, dated as of July 1, 2017, by and between Newpark Resources, Inc. and Phillip T. Vollands, incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K filed on July 3, 2017 (SEC File No. 001-02960)

*10.57
Amended and Restated Employment Agreement, dated as of July 1, 2017, by and between Newpark Resources, Inc. and Bruce Smith, incorporated by reference to Exhibit 10.2 to the Company’s Current Report of Form 8-K filed on July 3, 2017 (SEC File No. 001-02960).

10.58
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

10.59
Asset Purchase Agreement, dated as of October 27, 2017, by and among Well Service Group Inc., the stockholders designated therein, Newpark Resources, Inc. and Newpark Mats & Integrated Services LLC, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 31, 2017 (SEC File No. 001-02960).

10.60
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

Dated: February 23, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul L. Howes	President, Chief Executive Officer and Director	February 23, 2018
Paul L. Howes	(Principal Executive Officer)

/s/ Gregg S. Piontek	Vice President and Chief Financial Officer	February 23, 2018
Gregg S. Piontek	(Principal Financial Officer)

/s/ Douglas L. White	Corporate Controller and Chief Accounting Officer	February 23, 2018
Douglas L. White	(Principal Accounting Officer)

/s/ David C. Anderson	Chairman of the Board	February 23, 2018
David C. Anderson

/s/ Anthony J. Best	Director, Member of the Audit Committee	February 23, 2018
Anthony J. Best

/s/ G. Stephen Finley	Director, Member of the Audit Committee	February 23, 2018
G. Stephen Finley

/s/ Roderick A. Larson	Director, Member of the Audit Committee	February 23, 2018
Roderick A. Larson

/s/ John C. Mingé	Director, Member of the Audit Committee	February 23, 2018
John C. Mingé

/s/ Rose M. Robeson	Director, Member of the Audit Committee	February 23, 2018
Rose M. Robeson

/s/ Gary L. Warren	Director, Member of the Audit Committee	February 23, 2018
Gary L. Warren