Form 10-Q
period 2018-03-31
NEWPARK RESOURCES INC
filed 2018-04-27
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission File No. 001-02960

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
Yes       √        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
Yes                No     √
As of April 25, 2018, a total of 89,310,403 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
MARCH 31, 2018

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking statements in other materials we release to the public. Words such as “will,” “may,” “could,” “would,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties, contingencies and other factors, some of which are beyond our control, are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy.
We assume no obligation to update, amend or clarify publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by securities laws. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
For further information regarding these and other factors, risks and uncertainties affecting us, we refer you to the risk factors set forth in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$59,938	$56,352
Receivables, net	267,179	265,866
Inventories	189,109	165,336
Prepaid expenses and other current assets	16,502	17,483
Total current assets	532,728	505,037

Property, plant and equipment, net	315,552	315,320
Goodwill	44,397	43,620
Other intangible assets, net	28,906	30,004
Deferred tax assets	3,389	4,753
Other assets	3,752	3,982
Total assets	$928,724	$902,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$1,391	$1,518
Accounts payable	107,601	88,648
Accrued liabilities	38,880	68,248
Total current liabilities	147,872	158,414

Long-term debt, less current portion	185,635	158,957
Deferred tax liabilities	36,978	31,580
Other noncurrent liabilities	8,024	6,285
Total liabilities	378,509	355,236

Commitments and contingencies (Note 8)

Common stock, $0.01 par value, 200,000,000 shares authorized and 104,635,290 and 104,571,839 shares issued, respectively	1,046	1,046
Paid-in capital	606,491	603,849
Accumulated other comprehensive loss	(53,885)	(53,219)
Retained earnings	123,743	123,375
Treasury stock, at cost; 15,318,800 and 15,366,504 shares, respectively	(127,180)	(127,571)
Total stockholders’ equity	550,215	547,480
Total liabilities and stockholders' equity	$928,724	$902,716

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2018	2017
Revenues	$227,293	$158,691
Cost of revenues	186,455	129,590
Selling, general and administrative expenses	26,954	25,397
Other operating (income) loss, net	46	(42)
Operating income	13,838	3,746

Foreign currency exchange loss	225	392
Interest expense, net	3,300	3,218
Income from operations before income taxes	10,313	136

Provision for income taxes	3,091	1,119
Net income (loss)	$7,222	$(983)

Income (loss) per common share - basic:	$0.08	$(0.01)
Income (loss) per common share - diluted:	$0.08	$(0.01)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017

Net income (loss)	$7,222	$(983)

Foreign currency translation adjustments (net of tax effect of $499 and $0)	(666)	2,555

Comprehensive income	$6,556	$1,572
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2016	$998	$558,966	$(63,208)	$129,873	$(126,086)	$500,543
Net loss	—	—	—	(983)	—	(983)
Employee stock options, restricted stock and employee stock purchase plan	1	202	—	(186)	425	442
Stock-based compensation expense	—	2,836	—	—	—	2,836
Foreign currency translation	—	—	2,555	—	—	2,555
Balance at March 31, 2017	$999	$562,004	$(60,653)	$128,704	$(125,661)	$505,393

Balance at December 31, 2017	$1,046	$603,849	$(53,219)	$123,375	$(127,571)	$547,480
Cumulative effect of accounting changes				(6,764)		(6,764)
Net income	—	—	—	7,222	—	7,222
Employee stock options, restricted stock and employee stock purchase plan	—	353	—	(90)	391	654
Stock-based compensation expense	—	2,289	—	—	—	2,289
Foreign currency translation, net of tax	—	—	(666)	—	—	(666)
Balance at March 31, 2018	$1,046	$606,491	$(53,885)	$123,743	$(127,180)	$550,215
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income (loss)	$7,222	$(983)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	11,271	9,387
Stock-based compensation expense	2,289	2,836
Provision for deferred income taxes	381	(2,545)
Net provision for doubtful accounts	341	666
Gain on sale of assets	(383)	(847)
Amortization of original issue discount and debt issuance costs	1,309	1,330
Change in assets and liabilities:
Increase in receivables	(5,928)	(23,019)
Increase in inventories	(17,841)	(829)
Decrease in other assets	129	521
Increase (decrease) in accounts payable	18,511	(1,692)
Increase (decrease) in accrued liabilities and other	(17,168)	3,731
Net cash provided by (used in) operating activities	133	(11,444)

Cash flows from investing activities:
Capital expenditures	(10,696)	(7,291)
Refund of proceeds from sale of a business	(13,974)	—
Proceeds from sale of property, plant and equipment	575	288
Net cash used in investing activities	(24,095)	(7,003)

Cash flows from financing activities:
Borrowings on lines of credit	107,156	—
Payments on lines of credit	(81,224)	—
Debt issuance costs	—	(157)
Proceeds from employee stock plans	353	211
Purchases of treasury stock	(42)	(48)
Other financing activities	(545)	(371)
Net cash provided by (used in) financing activities	25,698	(365)

Effect of exchange rate changes on cash	812	846

Net increase (decrease) in cash, cash equivalents, and restricted cash	2,548	(17,966)
Cash, cash equivalents, and restricted cash at beginning of period	65,460	95,299
Cash, cash equivalents, and restricted cash at end of period	$68,008	$77,333

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. Our fiscal year end is December 31 and our first quarter represents the three-month period ended March 31. The results of operations for the first quarter of 2018 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2018 and our results of operations and cash flows for the first quarter of 2018 and 2017. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2017 is derived from the audited consolidated financial statements at that date.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2017.
New Accounting Pronouncements
Standards Adopted in 2018
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) amended the guidance for revenue from contracts with customers. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this new guidance as of January 1, 2018 using the modified retrospective transition method, and recorded a net reduction of $2.3 million to opening retained earnings to reflect the cumulative effect of adoption for contracts not completed as of December 31, 2017. Results for reporting periods beginning after December 31, 2017 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported in accordance with previous guidance.
The adoption of this new guidance primarily affected the timing of revenue recognition for drilling fluid additive products provided to customers in the delivery of an integrated fluid system in our U.S. drilling fluids business. Under previous guidance, we recognized revenue for these products upon shipment of materials and passage of title, with a reserve for estimated product returns. Under the new guidance, we recognize revenue for these products when they are utilized, which generally occurs at the time of consumption by the customer. There was no material impact on reported revenues for the first quarter of 2018 as a result of applying the new revenue recognition guidance.
The adoption of this guidance also requires additional disclosures for disaggregated revenues, which are included in Note 10. The following provides a summary of our significant accounting policies for revenue recognition under the new guidance for periods beginning after December 31, 2017.
Revenue Recognition - Fluids Systems. Revenues for drilling fluid additive products and engineering services, when provided to customers in the delivery of an integrated fluid system, are recognized as product revenues when utilized by the customer. Revenues for formulated liquid systems are recognized as product revenues when utilized or lost downhole while drilling. Revenues for equipment rental and other services provided to customers that are ancillary to the fluid system product delivery are recognized in rental and services revenues when the services are performed. For direct sales of drilling fluid products to customers, revenues are recognized upon shipment of materials and passage of title. An allowance for estimated product returns is maintained when the customer has the right to return unused products.
Revenue Recognition - Mats and Integrated Services. Revenues from the sale of mats are recognized when title passes to the customer, which is upon shipment or delivery, depending on the terms of the underlying sales contract. Revenues for rentals and services are generated from both fixed-price and unit-priced contracts, which are generally short-term in duration. The activities under these contracts include the installation and rental of matting systems for a period of time and services such as site planning and preparation, pit design, access road construction, environmental protection, fluids and spill storage/containment, erosion control, site restoration services and construction and drilling waste management. Rental and service revenues from these contracts are recognized as the specified services are performed. Revenues from any subsequent extensions to the rental agreements are recognized over the extension period.
For both segments, the amount of revenue we recognize for products sold and services performed reflects the consideration to which we expect to be entitled in exchange for such goods or services, which generally reflects the amount we have the right to invoice based on agreed upon unit rates. While billing requirements vary, many of our customer contracts require that billings occur periodically or at the completion of specified activities, even though our performance and right to consideration occurs throughout the contract. As such, we recognize revenue as performance is completed in the amount to which we have the right to invoice. We do not disclose the value of our unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue for the amount to which we have the right to invoice for products sold and services performed.
Shipping and handling costs are reflected in cost of revenues, and all reimbursements by customers of shipping and handling costs are included in revenues.
Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. In October 2016, the FASB amended the guidance related to the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than the previous requirement to defer recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. This update does not change U.S. GAAP for the pre-tax effects of an intra-entity asset transfer or for an intra-entity transfer of inventory. We adopted this new guidance as of January 1, 2018 using the modified retrospective transition method, and recorded a net reduction of $4.5 million to opening retained earnings to reflect the cumulative effect of adoption for the current and deferred income tax consequences of an intra-entity sale of mats from the U.S. to the U.K. completed prior to 2018.
The cumulative effect of the changes made to our consolidated balance sheet for the adoption of the new guidance for revenue from contracts with customers and the income tax consequences of intra-entity transfers of assets other than inventory were as follows:

(In thousands)	Balance at December 31, 2017	Impact of Adoption of New Revenue Recognition Guidance	Impact of Adoption of New Intra-Entity Transfers of Assets Guidance	Balance at January 1, 2018
Receivables, net	265,866	(8,441)		257,425
Inventories	165,336	5,483		170,819
Deferred tax liabilities	31,580	(679)	4,485	35,386
Retained earnings	123,375	(2,279)	(4,485)	116,611
Statement of Cash Flows. In August 2016, the FASB issued updated guidance that clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update provides guidance on eight specific cash flow issues. We adopted this new guidance as of January 1, 2018. The adoption of this new guidance had no impact on our historical financial statements or related disclosures.
Standards Not Yet Adopted
Leases. In February 2016, the FASB issued updated guidance regarding accounting for leases. The new guidance provides principles for the recognition, measurement, presentation and disclosure of leases and requires lessees to recognize both assets and liabilities arising from financing and operating leases. The classification as either a financing or operating lease will determine whether lease expense is recognized based on an effective interest method basis or on a straight-line basis over the term of the lease, respectively. This guidance is effective for us in the first quarter of 2019 with early adoption permitted, and will be applied retrospectively as of the date of adoption, although the FASB is currently considering allowing the modified retrospective transition method. As part of our assessment work to date, we have formed an implementation work team and conducted a preliminary analysis of the new guidance. Based on our current lease portfolio, we anticipate the new guidance will require us to reflect additional assets and liabilities in our consolidated balance sheet; however, we have not yet completed an estimation of such amount and we are still evaluating the overall impact of the new guidance on our consolidated financial statements and related disclosures.

Credit Losses. In June 2016, the FASB issued new guidance which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, including trade receivables. The new guidance requires an entity to estimate its lifetime “expected credit loss” for such assets at inception which will generally result in the earlier recognition of allowances for losses. This guidance is effective for us in the first quarter of 2020 with early adoption permitted in 2019, and will be applied using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings as of the date of adoption. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
Note 2 – Business Combinations
In November 2017, we acquired certain assets and assumed certain liabilities of Well Service Group, Inc. and Utility Access Solutions, Inc. (together, “WSG”). The purchase price for this acquisition was approximately $77.2 million, net of cash acquired, which included $44.8 million of cash conveyed at closing and the issuance of 3,361,367 shares of our common equity valued at $32.4 million. The results of operations of WSG are reported within the Mats and Integrated Services segment for the period subsequent to the date of the acquisition.
The WSG transaction has been recorded using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The acquisition resulted in the preliminary recognition of $27.0 million in other intangible assets consisting primarily of customer relationships, technology and tradename. All of the other intangibles are finite-lived intangible assets that are preliminarily expected to be amortized over periods of 10 to 15 years with a weighted average amortization period of approximately 13 years. The excess of the total consideration was recorded as goodwill, which is deductible for tax purposes, and includes the value of the assembled workforce. The fair values of the identifiable assets acquired and liabilities assumed were based on the company's estimates and assumptions using various market, income and cost valuation approaches, which are classified within level 3 of the fair value hierarchy. While the initial purchase price allocation has been completed, the allocation of the purchase price is subject to change for a period of one year following the acquisition.
The following table summarizes the preliminary amounts recognized for the assets acquired and liabilities assumed as of the November 13, 2017 acquisition date, updated for changes to the purchase price allocation during the first quarter of 2018:

(In thousands)
Receivables	$14,565
Inventories	3,207
Other current assets	114
Property, plant and equipment	15,718
Intangible assets	26,970
Total assets acquired	60,574

Current liabilities	7,283
Total liabilities assumed	7,283

Net assets purchased	53,291
Goodwill	23,864
Total purchase consideration	$77,155

Cash conveyed at closing	44,750
Equity issued at closing	32,438
Due from seller	(33)
Total purchase consideration	$77,155
Results of operations and pro-forma combined results of operations for the acquired business have not been presented as the effect of this acquisition is not material to our consolidated financial statements.

Note 3 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	First Quarter
(In thousands, except per share data)	2018	2017
Numerator
Net income (loss) - basic and diluted	$7,222	$(983)

Denominator
Weighted average common shares outstanding - basic	89,094	84,153
Dilutive effect of stock options and restricted stock awards	2,637	—
Dilutive effect of 2021 Convertible Notes	—	—
Weighted average common shares outstanding - diluted	91,731	84,153

Net income (loss) per common share
Basic	$0.08	$(0.01)
Diluted	$0.08	$(0.01)
We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	First Quarter
(In thousands)	2018	2017
Stock options and restricted stock awards	1,654	8,083
2017 Convertible Notes	—	7,569
2021 Convertible Notes	—	—
The unsecured convertible senior notes due 2017 (“2017 Convertible Notes”) were repaid upon maturity in October 2017. The 2021 Convertible Notes (as defined in Note 6) will not impact the calculation of diluted net income per share unless the average price of our common stock, as calculated in accordance with the terms of the indenture governing the 2021 Convertible Notes, exceeds the conversion price of $9.33 per share. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the 2021 Convertible Notes as further described in Note 6. If converted, we currently intend to settle the principal amount of the notes in cash and as a result, only the amounts payable in excess of the principal amount of the notes, if any, are assumed to be settled with shares of common stock for purposes of computing diluted net income per share.

Note 4 – Receivables
Receivables consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017
Trade receivables:
Gross trade receivables	$255,661	$256,851
Allowance for doubtful accounts	(9,891)	(9,457)
Net trade receivables	245,770	247,394
Income tax receivables	10,110	6,905
Other receivables	11,299	11,567
Total receivables, net	$267,179	$265,866
Other receivables included $10.4 million and $10.8 million for value added, goods and service taxes related to foreign jurisdictions as of March 31, 2018 and December 31, 2017, respectively. As described in Note 1, the adoption of the new revenue recognition guidance resulted in a $8.4 million reduction in gross trade receivables as of January 1, 2018.
Note 5 – Inventories
Inventories consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017
Raw materials:
Drilling fluids	$146,021	$123,022
Mats	1,511	1,419
Total raw materials	147,532	124,441
Blended drilling fluids components	32,510	30,495
Finished goods - mats	9,067	10,400
Total inventory	$189,109	$165,336
Raw materials consist primarily of barite, chemicals, and other additives that are consumed in the production of our drilling fluid systems. Our blended drilling fluids components consist of base drilling fluid systems that have been either mixed internally at our mixing plants or purchased from third-party vendors. These base drilling fluid systems require raw materials to be added, as needed to meet specified customer requirements. As described in Note 1, the adoption of the new revenue recognition guidance resulted in a $5.5 million increase in inventories as of January 1, 2018.
Note 6 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

	March 31, 2018			December 31, 2017
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
2021 Convertible Notes	$100,000	$(21,465)	$78,535	$100,000	$(22,643)	$77,357
ABL Facility	107,100	—	107,100	81,600	—	81,600
Other debt	1,391	—	1,391	1,518	—	1,518
Total debt	208,491	(21,465)	187,026	183,118	(22,643)	160,475
Less: current portion	(1,391)	—	(1,391)	(1,518)	—	(1,518)
Long-term debt	$207,100	$(21,465)	$185,635	$181,600	$(22,643)	$158,957
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of April 26, 2018, the notes were not convertible.
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
In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. As of March 31, 2018, the carrying amount of the debt component was $78.5 million, which is net of the unamortized debt discount and issuance costs of $19.3 million and $2.1 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the notes is approximately 11.3%.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement (as amended, the "ABL Facility") which amended and restated the prior asset-based revolving credit agreement. The ABL Facility provides financing of up to $150.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $225.0 million, subject to certain conditions.  As of March 31, 2018, our total borrowing base availability under the ABL Facility was $150.0 million, of which $107.1 million was drawn, resulting in remaining availability of $42.9 million.
The ABL Facility terminates on October 17, 2022; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the ABL Facility to September 1, 2021 if, prior to such date, the 2021 Convertible Notes have not either been repurchased, redeemed, converted or we have not provided sufficient funds to repay the 2021 Convertible Notes in full on their maturity date. For this purpose, funds may be provided in cash to an escrow agent or a combination of cash to an escrow agent and the assignment of a portion of availability under the ABL Facility. The ABL Facility requires compliance with a minimum fixed charge coverage ratio and minimum unused availability of $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the 2021 Convertible Notes.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 175 to 275 basis points for LIBOR borrowings, and 75 to 175 basis points for base rate borrowings, based on the ratio of debt to consolidated EBITDA as defined in the ABL Facility. As of March 31, 2018, the applicable margin for borrowings under our ABL Facility was 200 basis points with respect to LIBOR borrowings and 100 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 3.8% at March 31, 2018. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of March 31, 2018 was 37.5 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility also requires compliance with a fixed charge coverage ratio if availability under the ABL Facility falls below $22.5 million. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events and certain change of control events.
Other Debt. Our foreign subsidiaries in Italy, India and Canada maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. We had $1.4 million and $1.0 million, respectively, outstanding under these arrangements at March 31, 2018 and December 31, 2017.
At March 31, 2018, we had letters of credit issued and outstanding of $5.9 million that are collateralized by $6.6 million in restricted cash. Additionally, our foreign operations had $21.5 million outstanding in letters of credit and other guarantees, primarily issued under the line of credit in Italy as well as certain letters of credit that are collateralized by $1.5 million in restricted cash.
Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our 2021 Convertible Notes, approximated their fair values at March 31, 2018 and December 31, 2017. The estimated fair value of our 2021 Convertible Notes was $119.3 million at March 31, 2018 and $127.3 million at December 31, 2017, based on quoted market prices at these respective dates.

Note 7 – Income Taxes
The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 resulting in broad and complex changes to U.S. income tax law. The Tax Act includes a one-time transition tax in 2017 on accumulated foreign subsidiary earnings not previously subject to U.S. income tax, reduces the U.S. corporate statutory tax rate from 35% to 21% effective January 1, 2018, generally eliminates U.S. federal income tax on dividends from foreign subsidiaries, creates new tax on certain foreign-sourced earnings, makes other changes to limit certain deductions and changes rules on how certain tax credits and net operating loss carryforwards can be utilized. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our 2017 financial statements. As we finalize the necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the United States Internal Revenue Service (“IRS”), or other standard-setting bodies, we may make adjustments to these provisional amounts during 2018.
Provisional amounts for the following income tax effects of the Tax Act were recorded as of December 31, 2017 and are subject to change during 2018. We have not made any significant measurement-period adjustments related to these items during the first quarter of 2018. However, we are continuing to gather additional information to complete our accounting for these items and may make adjustments to the provisional amounts during 2018.
One-time transition tax
The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. We recorded a provisional amount in 2017 for our one-time transitional tax liability and income tax expense of $6.9 million based on estimates of the effects of the Tax Act. We continue to analyze the significant data from our foreign subsidiaries in connection with the completion of our 2017 income tax returns.
Taxes on repatriation of foreign earnings
Prior to the Tax Act, we considered the unremitted earnings in our non-US subsidiaries held directly by a U.S. parent to be indefinitely reinvested and, accordingly, had not provided any deferred income taxes. As a result of the Tax Act, we now intend to pursue repatriation of unremitted earnings in our non-US subsidiaries held directly by a U.S. parent to the extent that such earnings have been included in the one-time transition tax discussed above, and subject to cash requirements to support the strategic objectives of the non-US subsidiary. As such, we recorded a provisional amount of $7.0 million in 2017 for the estimated liability and income tax expense for any U.S. federal or state income taxes or additional foreign withholding taxes related to repatriation of such earnings. In addition, in 2017 we recognized certain foreign tax credits of $5.5 million in the U.S. related to the provisional accounting for taxes on repatriation of foreign earnings, however, we also recognized a full valuation allowance related to such tax assets as it is more likely than not that these assets will not be realized. The provisional amounts recorded in 2017 may change as we finalize the analysis of these items during 2018.
In 2018, our income tax provision includes the estimated liability and income tax expense for any U.S. federal or state income taxes from the new tax on certain foreign-sourced earnings as well as any additional foreign withholding taxes related to future repatriation of current year earnings in our non-US subsidiaries held directly by a U.S. parent.
Deferred tax effects
The Tax Act reduced the U.S. corporate statutory tax rate from 35% to 21% for years after 2017. Accordingly, we remeasured our U.S. net deferred tax liabilities as of December 31, 2017 to reflect the reduced rate that will apply in future periods when those deferred taxes are settled or realized. We recognized a provisional deferred tax benefit in 2017 of $17.4 million to reflect the reduced U.S. tax rate on our estimated U.S. net deferred tax liabilities. Although the tax rate reduction is known, we have not completed our analysis of the effect of the Tax Act on the underlying deferred taxes for the items discussed above, and as such, the amounts recorded as of December 31, 2017 are provisional.
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
The provision for income taxes was $3.1 million for the first quarter of 2018 compared to $1.1 million for the first quarter of 2017. The impact of the Tax Act on our effective tax rate in future periods will depend in large part on the relative contribution of our domestic earnings and finalization of the provisional accounting for the Tax Act in 2018. The 2017 effective tax rate was negatively impacted by pre-tax losses in certain international jurisdictions, most notably Australia, and non-deductible expenses relative to the amount of pre-tax income.
We file income tax returns in the United States and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2012 and for substantially all foreign jurisdictions for years prior to 2008. We are currently under examination by the United States federal tax authorities for tax years 2014 and 2015. During the second quarter of 2017, we received a Revenue Agent Report from the IRS disallowing a deduction claimed on our 2015 tax return associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary and assessing tax due of approximately $3.9 million. We submitted our response to the IRS in the third quarter of 2017, with the tax appeals process scheduled to begin in June 2018. We believe our tax position is properly reported in accordance with applicable U.S. tax laws and regulations and intend to vigorously defend our position through the tax appeals process.
Following an audit in 2015, the treasury authority in Mexico issued a tax assessment (inclusive of interest and penalties) in the amount of 60 million Pesos (approximately $3.3 million) to our Mexico subsidiary primarily in connection with the export of mats from Mexico which took place in 2010.  The mats that are the subject of this assessment were owned by a U.S. subsidiary and leased to our Mexico subsidiary for matting projects in the Mexican market. In 2010, we made the decision to move these mats out of Mexico to markets with higher demand. The Mexican treasury authority determined the export of the mats was the equivalent of a sale, and assessed taxes on the gross declared value of the exported mats. We retained outside legal counsel and filed administrative appeals with the treasury authority, but we were notified on April 13, 2018, that the last administrative appeal had been rejected. We plan to file an appeal in the Tax Court, which will require that we post a bond in the amount of the assessed taxes (plus additional interest and penalties). We are in the process of preparing the appeal and securing the bond. We believe our tax position is properly reported in accordance with applicable tax laws and regulations in Mexico and intend to vigorously defend our position through the tax appeals process.
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
Note 8 – Commitments and Contingencies
In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state and local levels. While the outcome of litigation or other proceedings against us cannot be predicted with certainty, management does not consider it reasonably possible that a loss resulting from such litigation or other proceedings, in excess of any amounts accrued or covered by insurance, has been incurred that is expected to have a material adverse impact on our consolidated financial statements.
Escrow Claims Related to the Sale of the Environmental Services Business
Under the terms of the March 2014 sale of our previous Environmental Services business to Ecoserv, LLC (“Ecoserv”), $8.0 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the purchase/sale agreement. In December 2014, we received a letter from Ecoserv asserting that we had breached certain representations and warranties contained in the purchase/sale agreement, including failing to disclose operational problems and service work performed on injection/disposal wells and increased barge rental costs. The letter indicated that Ecoserv expected the damages associated with these claims to exceed the escrow amount. In July 2015 we filed an action against Ecoserv in state district court in Harris County, Texas, seeking release of the escrow funds. Thereafter, Ecoserv filed a counterclaim seeking recovery in excess of the escrow funds based on the alleged breach of representations and covenants in the purchase/sale agreement. Ecoserv also alleged that we committed fraud in connection with the March 2014 transaction. Following commencement of the trial in December 2017, we reached a settlement agreement with Ecoserv in the first quarter of 2018, under which Ecoserv received $22.0 million in cash, effectively reducing the net sales price of the Environmental Services business by such amount in exchange for dismissal of the pending claims in the lawsuit, and release of any future claims related to the March 2014 transaction. As a result of the settlement, we recognized a charge to discontinued operations in the fourth quarter of 2017 for $22.0 million ($17.4 million net of tax) to reduce the previously recognized gain from the sale of the Environmental Services business. The reduction in sales price was funded in the first quarter of 2018 with a cash payment of $14.0 million and release of the $8.0 million that had been held in escrow since the March 2014 transaction. In March 2018, the lawsuit was dismissed with prejudice. Litigation expenses related to this matter are included in corporate office expenses in operating income.

Note 9 – Supplemental Disclosures to the Statements of Cash Flows
Supplemental disclosures to the statements of cash flows are presented below:

	First Quarter
(In thousands)	2018	2017
Cash paid for:
Income taxes (net of refunds)	$4,073	$1,845
Interest	$895	$163
Cash, cash equivalents, and restricted cash on the consolidated statements of cash flows consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$59,938	$56,352
Restricted cash (included in other current assets)	8,070	9,108
Cash, cash equivalents, and restricted cash	$68,008	$65,460
Note 10 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	First Quarter
(In thousands)	2018	2017
Revenues
Fluids systems	$177,379	$136,050
Mats and integrated services	49,914	22,641
Total revenues	$227,293	$158,691

Operating income (loss)
Fluids systems	$10,477	$6,352
Mats and integrated services	12,086	6,402
Corporate office	(8,725)	(9,008)
Operating income	$13,838	$3,746
The following table presents further disaggregated revenues for the Fluids Systems segment:

	First Quarter
(In thousands)	2018	2017
United States	$92,469	$65,620
Canada	23,072	19,655
Total North America	115,541	85,275
Latin America	7,914	9,060
Total Western Hemisphere	123,455	94,335

EMEA	51,435	40,508
Asia Pacific	2,489	1,207
Total Eastern Hemisphere	53,924	41,715

Total Fluids Systems revenues	$177,379	$136,050

The following table presents further disaggregated revenues for the Mats and Integrated Services segment:

	First Quarter
(In thousands)	2018	2017
Mat rental and services	$40,116	$19,361
Mat sales	9,798	3,280
Total Mats and Integrated Services revenues	$49,914	$22,641
The Mats and Integrated Services segment includes the impact of the WSG acquisition completed in November 2017. Mats and Integrated Services segment revenues from non-E&P markets represented approximately 50% and 56% of our segment revenues for the first quarter of 2018 and 2017, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contained in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2017. Our first quarter represents the three-month period ended March 31. Unless otherwise stated, all currency amounts are stated in U.S. dollars.
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
While our revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. Average North America rig count data for the first quarter of 2018 as compared to the first quarter of 2017 is as follows:

	First Quarter		2018 vs 2017
	2018	2017	Count	%
U.S. Rig Count	966	742	224	30%
Canadian Rig Count	269	295	(26)	(9)%
North America	1,235	1,037	198	19%
_______________________________________________________
Source: Baker Hughes, a GE Company
The Canadian rig count reflects the normal seasonality for this market, with the highest rig count levels generally observed in the first quarter of each year, prior to Spring break-up. As of April 20, 2018, the Canadian rig count was 93. Outside of North America, drilling activity is generally more stable as drilling activity in many countries is based upon longer term economic projections and multiple year drilling programs, which tends to reduce the impact of short term changes in commodity prices on overall drilling activity. While drilling activity in certain of our international markets (including Brazil and Australia) has declined in recent years, as a whole, our international activities have remained relatively stable. This stability is primarily driven by new contract awards, including contracts with National Oil Companies (“NOC”) described below, whose drilling activity is less dependent on oil and gas prices. While our international contracts vary in revenue potential and duration, certain international contracts are scheduled to conclude in 2018, including those with Sonatrach, Petrobras, and Kuwait Oil Company. Our future revenue levels in international markets are largely dependent on our ability to maintain existing market share upon contract renewals which may be subject to a competitive bid process and can be impacted by our customers’ procurement strategies and allocation of contract awards.
Segment Overview
Our Fluids Systems segment, which generated 78% of consolidated revenues for the first quarter of 2018, provides customized fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific. International expansion is a key element of our Fluids Systems strategy, which in recent years, has helped to stabilize revenues as North American oil and gas exploration activities have fluctuated significantly. Significant international contract awards in recent years include:

•
A multi-year contract with Kuwait Oil Company to provide drilling fluids and related services for land operations. Work on this contract began in the second half of 2014 and is expected to be completed by the end of 2018. We anticipate a new tender process will be initiated by Kuwait Oil Company in the second half of 2018.

•
In Algeria, we currently provide drilling fluids and related services to Sonatrach under Lot 1 and Lot 3 of a three-year contract awarded in 2015 (“2015 Contract”).  Work under this contract began in the second quarter of 2015 and is expected to be completed by the fourth quarter of 2018. During the first quarter of 2018, Sonatrach initiated a new tender (“2018 Tender”), for a three-year term succeeding the 2015 Contract. For the 2018 Tender, Sonatrach adopted a change in its procurement process, limiting the number of Lots that could be awarded to major service providers.  As a consequence, we expect any new award under the 2018 Tender will result in lower revenues from Sonatrach.  Based upon preliminary communication regarding the tender process, we currently expect that revenue from Sonatrach under the 2018 Tender will approximate $125 million over the three-year term, which would result in a reduction of approximately $25 million per year as compared to the recent activity levels.  The awards under the 2018 Tender are anticipated to be finalized in the second quarter of 2018, although there are no assurances that we will receive a new contract.  The impact of the new award could begin as early as the fourth quarter of 2018, as work transitions from the 2015 Contract to the final contract awarded under the 2018 Tender.

•
A three year contract with Cairn Oil & Gas to provide drilling and completion fluids, along with associated services, in support of Cairn’s onshore drilling in India. Work under this contract began in the third quarter of 2017.

•
A contract with Baker Hughes, a GE Company, to provide drilling fluids and related services as part of Baker Hughes’ integrated service offering in support of the Greater Enfield project in offshore Western Australia. Work under this contract began in the first quarter of 2018.

Our Mats and Integrated Services segment, which generated 22% of consolidated revenues for the first quarter of 2018, provides composite mat rentals, site construction and related site services to customers in various markets including oil and gas exploration and production, electrical transmission & distribution, pipeline, solar, petrochemical and construction across North America and Europe. We also sell composite mats to customers outside of the U.S. and to domestic customers outside of the E&P market. Following our efforts in recent years to diversify our customer base, Mats and Integrated Services segment revenues from non-E&P markets represented approximately 50% of our segment revenues for the first quarter of 2018.
In November 2017, we acquired certain assets and assumed certain liabilities of Well Service Group, Inc. and Utility Access Solutions, Inc. (together, “WSG”) for $77 million. Since 2012, WSG has been a strategic logistics and installation service provider for our Mats and Integrated Services segment, offering a variety of complementary services to our composite matting systems, including access road construction, site planning and preparation, environmental protection, fluids and spill storage/containment, erosion control, and site restoration services. The completion of the WSG acquisition expanded our service offering as well as our geographic footprint across the Northeast, Midwest, Rockies, and West Texas regions of the U.S. WSG contributed approximately $17 million of revenues to the Mats and Integrated Services segment for the first quarter of 2018.
First Quarter of 2018 Compared to First Quarter of 2017
Consolidated Results of Operations
Summarized results of operations for the first quarter of 2018 compared to the first quarter of 2017 are as follows:

	First Quarter		2018 vs 2017
(In thousands)	2018	2017	$	%
Revenues	$227,293	$158,691	$68,602	43%
Cost of revenues	186,455	129,590	56,865	44%
Selling, general and administrative expenses	26,954	25,397	1,557	6%
Other operating (income) loss, net	46	(42)	88	NM
Operating income	13,838	3,746	10,092	NM

Foreign currency exchange loss	225	392	(167)	(43)%
Interest expense, net	3,300	3,218	82	3%
Income from operations before income taxes	10,313	136	10,177	NM

Provision for income taxes	3,091	1,119	1,972	NM
Net income (loss)	$7,222	$(983)	$8,205	NM
Revenues
Revenues increased 43% to $227.3 million for the first quarter of 2018, compared to $158.7 million for the first quarter of 2017. This $68.6 million increase includes a $57.5 million (55%) increase in revenues in North America, comprised of a $30.3 million increase in our Fluids Systems segment and a $27.2 million increase in the Mats and Integrated Services segment, which includes approximately $17 million contributed from the WSG acquisition. Revenues from our international operations increased by $11.1 million (21%), primarily driven by increased activity in our EMEA region in the Fluids Systems segment. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues
Cost of revenues increased 44% to $186.5 million for the first quarter of 2018, compared to $129.6 million for the first quarter of 2017. The 44% increase in cost of revenues was primarily driven by the 43% increase in revenues described above. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $1.6 million (6%) to $27.0 million for the first quarter of 2018, compared to $25.4 million for the first quarter of 2017. The increase in expense was primarily driven by an increase in the Mats & Integrated Service segment, including costs attributable to the WSG acquisition, as well as higher patent enforcement costs. Selling, general and administrative expenses as a percentage of revenues decreased to 12% for the first quarter of 2018 from 16% for the first quarter of 2017.
Foreign currency exchange
Foreign currency exchange was a $0.2 million loss for the first quarter of 2018 compared to a $0.4 million loss for the first quarter of 2017, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $3.3 million for the first quarter of 2018 compared to $3.2 million for the first quarter of 2017. Interest expense in both the first quarter of 2018 and 2017 includes $1.3 million in noncash amortization of original issue discount and debt issuance costs.
Provision for income taxes
The provision for income taxes was $3.1 million for the first quarter of 2018 compared to $1.1 million for the first quarter of 2017. The impact of the U.S. Tax Cuts and Jobs Act (“Tax Act”) on our effective tax rate in future periods will depend in large part on the relative contribution of our domestic earnings and finalization of the provisional accounting for the Tax Act in 2018. The 2017 effective tax rate was negatively impacted by pre-tax losses in certain international jurisdictions, most notably Australia, and non-deductible expenses relative to the amount of pre-tax income.
The Tax Act enacted in December 2017 resulted in broad and complex changes to U.S. income tax law. The Tax Act includes a one-time transition tax in 2017 on accumulated foreign subsidiary earnings not previously subject to U.S. income tax, reduces the U.S. corporate statutory tax rate from 35% to 21% effective January 1, 2018, generally eliminates U.S. federal income tax on dividends from foreign subsidiaries, creates new tax on certain foreign-sourced earnings, makes other changes to limit certain deductions and changes rules on how certain tax credits and net operating loss carryforwards can be utilized.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our 2017 financial statements. As we finalize the necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the United States Internal Revenue Service (“IRS”), or other standard-setting bodies, we may make adjustments to the provisional amounts during 2018.  We have not made any significant measurement-period adjustments related to these items during the first quarter of 2018. However, we are continuing to gather additional information to complete our accounting for these items and may make adjustments to these provisional amounts during 2018.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter		2018 vs 2017
(In thousands)	2018	2017	$	%
Revenues
Fluids systems	$177,379	$136,050	$41,329	30%
Mats and integrated services	49,914	22,641	27,273	120%
Total revenues	$227,293	$158,691	$68,602	43%

Operating income (loss)
Fluids systems	$10,477	$6,352	$4,125
Mats and integrated services	12,086	6,402	5,684
Corporate office	(8,725)	(9,008)	283
Operating income	$13,838	$3,746	$10,092

Segment operating margin
Fluids systems	5.9%	4.7%
Mats and integrated services	24.2%	28.3%

Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2018 vs 2017
(In thousands)	2018	2017	$	%
United States	$92,469	$65,620	$26,849	41%
Canada	23,072	19,655	3,417	17%
Total North America	115,541	85,275	30,266	35%
Latin America	7,914	9,060	(1,146)	(13)%
Total Western Hemisphere	123,455	94,335	29,120	31%

EMEA	51,435	40,508	10,927	27%
Asia Pacific	2,489	1,207	1,282	106%
Total Eastern Hemisphere	53,924	41,715	12,209	29%

Total Fluids Systems revenues	$177,379	$136,050	$41,329	30%
North American revenues increased 35% to $115.5 million for the first quarter of 2018 compared to $85.3 million for the first quarter of 2017. This increase is primarily attributable to the 19% increase in North American average rig count along with market share gains in Canada, as well as an increase in customer spending per well in the first quarter of 2018, as compared to the prior year.
Internationally, revenues increased 22% to $61.8 million for the first quarter of 2018 compared to $50.8 million for the first quarter of 2017. This increase is primarily attributable to a $10.5 million improvement in Romania, as higher oil prices are resulting in an increase in drilling activity, along with a $1.3 million increase in Australia associated with the start-up of the Baker Hughes contract described above.

Operating Income
The Fluids Systems segment generated operating income of $10.5 million for the first quarter of 2018 compared to operating income of $6.4 million for the first quarter of 2017. The improvement in operating results includes a $5.1 million improvement from North American operations, largely attributable to the $30.3 million increase in revenues described above. Operating income from international operations declined by $1.3 million, largely reflecting the impact of pricing concessions on a key NOC contract, which went into effect in the third quarter of 2017.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2018 vs 2017
(In thousands)	2018	2017	$	%
Mat rental and services	$40,116	$19,361	$20,755	107%
Mat sales	9,798	3,280	6,518	199%
Total Mats and Integrated Services revenues	$49,914	$22,641	$27,273	120%
Mat rental and services revenues for the first quarter of 2018 increased $20.8 million compared to the first quarter of 2017. This increase is primarily attributable to the WSG acquisition completed in November 2017 which contributed approximately $17 million of revenues in the first quarter of 2018.
Revenues from mat sales were $9.8 million for the first quarter of 2018 compared to $3.3 million for the first quarter of 2017. Revenues from mat sales have typically fluctuated based on the timing of mat orders from customers, however, the improvement in 2018 is primarily attributable to our continued efforts to expand our sales into non-E&P markets.
Operating Income
Segment operating income increased by $5.7 million to $12.1 million for the first quarter of 2018 compared to $6.4 million for the first quarter of 2017, attributable to increases in both mat rental and services revenues and mat sales as described above.
As noted above, operating results for the first quarter of 2018 include approximately $17 million of revenues associated with the WSG acquisition completed in November 2017.  The acquired business is predominately focused on site services, as opposed to product sales and rentals, which has shifted the sales mix toward service revenues in 2018, as compared to 2017. While we expect the incremental service revenues to provide a positive impact to segment operating income, this mix shift, along with depreciation and amortization expense related to the purchase accounting allocation, is expected to reduce the overall segment operating margin in 2018 as compared to 2017. See Note 2 for further discussion of the acquisition.
Corporate Office
Corporate office expenses decreased $0.3 million to $8.7 million for the first quarter of 2018 compared to $9.0 million for the first quarter of 2017. This decrease reflects lower spending related to legal matters and strategic planning efforts partially offset by an increase in personnel costs and a $0.4 million increase primarily related to the assessment of U.S. tax reform.

Liquidity and Capital Resources
Net cash provided by operating activities was $0.1 million for the first quarter of 2018 compared to net cash used in operating activities of $11.4 million for the first quarter of 2017. The increase in operating cash flow was primarily due to the improvement in operating results in the first quarter of 2018 compared to the first quarter of 2017. During the first quarter of 2018, net income adjusted for non-cash items provided cash of $22.4 million, while changes in working capital used $22.3 million of cash which includes payment to employees for 2017 annual performance-based incentive programs.
Net cash used in investing activities was $24.1 million for the first quarter of 2018, including the $14.0 million payment to refund a portion of the net sales price of the Environmental Services business (see Note 8 for further discussion) and capital expenditures of $10.7 million. Capital expenditures during the first quarter of 2018 included $6.8 million for the Mats and Integrated Services segment, including $4.7 million of investments in the mat rental fleet, and $3.3 million for the Fluids Systems segment.
Net cash provided by financing activities was $25.7 million for the first quarter of 2018. We borrowed a net $25.5 million on our ABL Facility during the first quarter of 2018 primarily to fund investing activities as described above.
As of March 31, 2018, we had cash on hand of $59.9 million, substantially all of which resides within our international subsidiaries. As a result of the Tax Act as previously described, we intend to pursue repatriation of available cash in certain of our international subsidiaries subject to cash requirements to support the strategic objectives of these international subsidiaries and finalization of our analysis of the impacts of the Tax Act. We anticipate that future working capital requirements for our operations will fluctuate directionally with revenues. In addition, we expect total 2018 capital expenditures to be approximately $30.0 million to $35.0 million. Availability under our ABL Facility also provides additional liquidity as discussed further below. Total availability under the ABL Facility will fluctuate directionally based on the level of eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet. We expect our available cash on-hand, cash generated by operations and remaining availability under our ABL Facility to be adequate to fund current operations during the next 12 months.
Our capitalization is as follows:

(In thousands)	March 31, 2018	December 31, 2017
2021 Convertible Notes	$100,000	$100,000
ABL Facility	107,100	81,600
Other debt	1,391	1,518
Unamortized discount and debt issuance costs	(21,465)	(22,643)
Total debt	$187,026	$160,475

Stockholder's equity	550,215	547,480
Total capitalization	$737,241	$707,955

Total debt to capitalization	25.4%	22.7%
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

On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of April 26, 2018, the notes were not convertible.
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
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement (as amended, the "ABL Facility") which amended and restated the prior asset-based revolving credit agreement. The ABL Facility provides financing of up to $150.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $225.0 million, subject to certain conditions.  As of March 31, 2018, our total borrowing base availability under the ABL Facility was $150.0 million, of which $107.1 million was drawn, resulting in remaining availability of $42.9 million.
The ABL Facility terminates on October 17, 2022; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the ABL Facility to September 1, 2021 if, prior to such date, the 2021 Convertible Notes have not either been repurchased, redeemed, converted or we have not provided sufficient funds to repay the 2021 Convertible Notes in full on their maturity date. For this purpose, funds may be provided in cash to an escrow agent or a combination of cash to an escrow agent and the assignment of a portion of availability under the ABL Facility. The ABL Facility requires compliance with a minimum fixed charge coverage ratio and minimum unused availability of $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the 2021 Convertible Notes.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 175 to 275 basis points for LIBOR borrowings, and 75 to 175 basis points for base rate borrowings, based on the ratio of debt to consolidated EBITDA as defined in the ABL Facility. As of March 31, 2018, the applicable margin for borrowings under our ABL Facility was 200 basis points with respect to LIBOR borrowings and 100 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 3.8% at March 31, 2018. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of March 31, 2018 was 37.5 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility also requires compliance with a fixed charge coverage ratio if availability under the ABL Facility falls below $22.5 million. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events and certain change of control events.
Other Debt. Our foreign subsidiaries in Italy, India, and Canada maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. We had $1.4 million and $1.0 million, respectively, outstanding under these arrangements at March 31, 2018 and December 31, 2017.
At March 31, 2018, we had letters of credit issued and outstanding of $5.9 million that are collateralized by $6.6 million in restricted cash. Additionally, our foreign operations had $21.5 million outstanding in letters of credit and other guarantees, primarily issued under the line of credit in Italy as well as certain letters of credit that are collateralized by $1.5 million in restricted cash.

Critical Accounting Estimates and Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires us to make assumptions, estimates and judgments that affect the amounts and disclosures reported. Significant estimates used in preparing our condensed consolidated financial statements include the following: allowances for product returns, allowances for doubtful accounts, reserves for self-insured retention under insurance programs, estimated performance and values associated with employee incentive programs, fair values used for impairments of long-lived assets, including goodwill and other intangibles, the provisional accounting for the Tax Act, and valuation allowances for deferred tax assets. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.
For additional discussion of our critical accounting estimates and policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017. Except as set forth below, our critical accounting estimates and policies have not materially changed since December 31, 2017.
In May 2014, the FASB amended the guidance for revenue from contracts with customers. We adopted this new guidance as of January 1, 2018 using the modified retrospective transition method. The adoption of this new guidance primarily affected the timing of revenue recognition for drilling fluid additive products provided to customers in the delivery of an integrated fluid system in our U.S. drilling fluids business. Under previous guidance, we recognized revenue for these products upon shipment of materials and passage of title, with a reserve for estimated product returns. Under the new guidance, we recognize revenue for these products when they are utilized, which generally occurs at the time of consumption by the customer. See Note 1 for additional information.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
At March 31, 2018, we had total principal amounts outstanding under financing arrangements of $208.5 million, including $100.0 million of borrowings under our 2021 Convertible Notes which bear interest at a fixed rate of 4% and $107.1 million of borrowings under our ABL Facility. Borrowings under our ABL Facility are subject to a variable interest rate as determined by the credit agreement. The weighted average interest rate at March 31, 2018 for the ABL Facility is 3.8%. Based on the balance of variable rate debt at March 31, 2018, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $1.1 million.
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
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2018, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended March 31, 2018 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Under the terms of the March 2014 sale of the Environmental Services business to Ecoserv, $8.0 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the purchase/sale agreement. In December 2014, we received a letter from Ecoserv asserting that we had breached certain representations and warranties contained in the purchase/sale agreement, including failing to disclose operational problems and service work performed on injection/disposal wells and increased barge rental costs. The letter indicated that Ecoserv expected the damages associated with these claims to exceed the escrow amount. In July 2015, we filed the action against Ecoserv referenced above. Thereafter, Ecoserv filed a counterclaim seeking recovery in excess of the escrow funds based on the alleged breach of representations and covenants in the purchase/sale agreement. Ecoserv also alleged that we committed fraud in connection with the March 2014 transaction. Following commencement of the trial in December 2017, we reached a settlement agreement with Ecoserv in the first quarter of 2018, under which Ecoserv received $22.0 million in cash, effectively reducing the net sales price of the Environmental Services business by such amount in exchange for dismissal of the pending claims in the lawsuit, and release of any future claims related to the March 2014 transaction. As a result of the settlement, we recognized a charge to discontinued operations in the fourth quarter of 2017 for $22.0 million ($17.4 million net of tax) to reduce the previously recognized gain from the sale of the Environmental Services business. The reduction in sales price was funded in the first quarter of 2018 with a cash payment of $14.0 million and release of the $8.0 million that had been held in escrow since the March 2014 transaction. In March 2018, the lawsuit was dismissed with prejudice. Litigation expenses related to this matter are included in corporate office expenses in operating income.

ITEM 1A.	Risk Factors
There have been no material changes during the period ended March 31, 2018 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10‑K for the year ended December 31, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	The following table details our repurchases of shares of our common stock, for the three months ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
January 2018	4,254	$9.85	—	$33.5
February 2018	—	—	—	$33.5
March 2018	—	—	—	$33.5
Total	4,254	$9.85	—
(1) During the three months ended March 31, 2018, we purchased an aggregate of 4,254 shares surrendered in lieu of taxes under vesting of restricted shares.
Our Board of Directors has approved a repurchase program that authorizes us to purchase up to $100.0 million of our outstanding shares of common stock in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows and available cash on hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. There were no share repurchases under the program during the first quarter of 2018 or 2017. As of March 31, 2018, there was $33.5 million of authorization remaining under the program.

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

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
The exhibits listed are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

*31.1	Certification of Paul L. Howes pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*95.1	Reporting requirements under the Mine Safety and Health Administration
*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.DEF	XBRL Definition Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document
* Filed herewith

NEWPARK RESOURCES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2018

NEWPARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Douglas L. White
Douglas L. White Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)