Form 10-Q
period 2018-06-30
NEWPARK RESOURCES INC
filed 2018-07-27
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission File Number: 001-02960

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
Yes       √        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
Yes                No     √
As of July 25, 2018, a total of 90,557,449 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2018

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking statements in other materials we release to the public. Words such as “will,” “may,” “could,” “would,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties, contingencies and other factors, some of which are beyond our control, are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements.
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

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$71,722	$56,352
Receivables, net	252,154	265,866
Inventories	189,571	165,336
Prepaid expenses and other current assets	20,492	17,483
Total current assets	533,939	505,037

Property, plant and equipment, net	316,062	315,320
Goodwill	44,020	43,620
Other intangible assets, net	27,622	30,004
Deferred tax assets	4,484	4,753
Other assets	3,587	3,982
Total assets	$929,714	$902,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$3,584	$1,518
Accounts payable	93,254	88,648
Accrued liabilities	39,769	68,248
Total current liabilities	136,607	158,414

Long-term debt, less current portion	193,636	158,957
Deferred tax liabilities	36,158	31,580
Other noncurrent liabilities	8,590	6,285
Total liabilities	374,991	355,236

Commitments and contingencies (Note 9)

Common stock, $0.01 par value (200,000,000 shares authorized and 106,071,255 and 104,571,839 shares issued, respectively)	1,061	1,046
Paid-in capital	611,667	603,849
Accumulated other comprehensive loss	(63,097)	(53,219)
Retained earnings	134,589	123,375
Treasury stock, at cost (15,513,806 and 15,366,504 shares, respectively)	(129,497)	(127,571)
Total stockholders’ equity	554,723	547,480
Total liabilities and stockholders' equity	$929,714	$902,716

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Revenues	$236,262	$183,020	$463,555	$341,711
Cost of revenues	188,480	148,431	374,935	278,021
Selling, general and administrative expenses	28,708	26,630	55,662	52,027
Other operating income, net	(69)	(9)	(23)	(51)
Operating income	19,143	7,968	32,981	11,714

Foreign currency exchange loss	458	534	683	926
Interest expense, net	3,691	3,441	6,991	6,659
Income from operations before income taxes	14,994	3,993	25,307	4,129

Provision for income taxes	4,148	2,361	7,239	3,480
Net income	$10,846	$1,632	$18,068	$649

Income per common share - basic:	$0.12	$0.02	$0.20	$0.01
Income per common share - diluted:	$0.12	$0.02	$0.19	$0.01

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017

Net income	$10,846	$1,632	$18,068	$649

Foreign currency translation adjustments (net of tax benefit of $1,486, $0, $987, $0)	(9,212)	5,269	(9,878)	7,824

Comprehensive income	$1,634	$6,901	$8,190	$8,473

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2016	$998	$558,966	$(63,208)	$129,873	$(126,086)	$500,543
Net income	—	—	—	649	—	649
Employee stock options, restricted stock and employee stock purchase plan	11	728	—	(237)	(1,088)	(586)
Stock-based compensation expense	—	5,874	—	—	—	5,874
Foreign currency translation	—	—	7,824	—	—	7,824
Balance at June 30, 2017	$1,009	$565,568	$(55,384)	$130,285	$(127,174)	$514,304

Balance at December 31, 2017	$1,046	$603,849	$(53,219)	$123,375	$(127,571)	$547,480
Cumulative effect of accounting changes	—	—	—	(6,764)	—	(6,764)
Net income	—	—	—	18,068	—	18,068
Employee stock options, restricted stock and employee stock purchase plan	15	2,970	—	(90)	(1,926)	969
Stock-based compensation expense	—	4,848	—	—	—	4,848
Foreign currency translation, net of tax	—	—	(9,878)	—	—	(9,878)
Balance at June 30, 2018	$1,061	$611,667	$(63,097)	$134,589	$(129,497)	$554,723

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$18,068	$649
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	22,755	19,244
Stock-based compensation expense	4,848	5,874
Provision for deferred income taxes	243	(3,672)
Net provision for doubtful accounts	1,229	1,412
Gain on sale of assets	(371)	(1,266)
Amortization of original issue discount and debt issuance costs	2,643	2,679
Change in assets and liabilities:
Increase in receivables	(1,185)	(48,612)
Increase in inventories	(21,459)	(10,500)
Increase in other assets	(3,417)	(2,773)
Increase in accounts payable	6,659	15,590
Increase (decrease) in accrued liabilities and other	(9,326)	43,685
Net cash provided by operating activities	20,687	22,310

Cash flows from investing activities:
Capital expenditures	(24,458)	(16,644)
Refund of proceeds from sale of a business	(13,974)	—
Proceeds from sale of property, plant and equipment	920	1,222
Business acquisitions, net of cash acquired	(249)	—
Net cash used in investing activities	(37,761)	(15,422)

Cash flows from financing activities:
Borrowings on lines of credit	203,716	—
Payments on lines of credit	(171,796)	—
Debt issuance costs	(11)	(335)
Proceeds from employee stock plans	3,700	1,517
Purchases of treasury stock	(3,074)	(2,382)
Other financing activities	2,515	2,333
Net cash provided by financing activities	35,050	1,133

Effect of exchange rate changes on cash	(2,926)	2,017

Net increase in cash, cash equivalents, and restricted cash	15,050	10,038
Cash, cash equivalents, and restricted cash at beginning of period	65,460	95,299
Cash, cash equivalents, and restricted cash at end of period	$80,510	$105,337

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. Our fiscal year end is December 31, our second quarter represents the three-month period ended June 30 and our first half represents the six-month period ended June 30. The results of operations for the second quarter and first half of 2018 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2018, our results of operations for the second quarter and first half of 2018 and 2017, and our cash flows for the first half of 2018 and 2017. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2017 is derived from the audited consolidated financial statements at that date.
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
The adoption of this new guidance primarily affected the timing of revenue recognition for drilling fluid additive products provided to customers in the delivery of an integrated fluid system in our U.S. drilling fluids business. Under previous guidance, we recognized revenue for these products upon shipment of materials and passage of title, with a reserve for estimated product returns. Under the new guidance, we recognize revenue for these products when they are utilized, which generally occurs at the time of consumption by the customer. There was no material impact on reported revenues for the second quarter or first half of 2018 as a result of applying the new revenue recognition guidance.
The adoption of this guidance also requires additional disclosures for disaggregated revenues, which are included in Note 11. The following provides a summary of our significant accounting policies for revenue recognition under the new guidance for periods beginning after December 31, 2017.
Revenue Recognition - Fluids Systems. Revenues for drilling fluid additive products and engineering services, when provided to customers in the delivery of an integrated fluid system, are recognized as product revenues when utilized by the customer. Revenues for formulated liquid systems are recognized as product revenues when utilized or lost downhole while drilling. Revenues for equipment rentals and other services provided to customers that are ancillary to the fluid system product delivery are recognized in rental and services revenues when the services are performed. For direct sales of drilling fluid products, revenues are recognized when control passes to the customer, which is generally upon shipment of materials.
Revenue Recognition - Mats and Integrated Services. Revenues for rentals and services are generated from both fixed-price and unit-priced contracts, which are generally short-term in duration. The activities under these contracts include the installation and rental of matting systems for a period of time and services such as site planning and preparation, pit design, access road construction, environmental protection, fluids and spill storage/containment, erosion control, site restoration services and construction and drilling waste management. Rental revenues are recognized over the rental term and services revenues are recognized when the specified services are performed. Revenues from any subsequent extensions to the rental agreements are recognized over the extension period. Revenues from the sale of mats are recognized when control passes to the customer, which is upon shipment or delivery, depending on the terms of the underlying sales contract.
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
The cumulative effect of the changes made to our consolidated balance sheet for the adoption of the new guidance for revenue from contracts with customers and the income tax consequences of intra-entity transfers of assets other than inventory were as follows:

(In thousands)	Balance at December 31, 2017	Impact of Adoption of New Revenue Recognition Guidance	Impact of Adoption of New Intra-Entity Transfers of Assets Guidance	Balance at January 1, 2018
Receivables, net	265,866	(8,441)	—	257,425
Inventories	165,336	5,483	—	170,819
Deferred tax liabilities	31,580	(679)	4,485	35,386
Retained earnings	123,375	(2,279)	(4,485)	116,611
Statement of Cash Flows. In August 2016, the FASB issued new guidance that clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update provides guidance on eight specific cash flow issues. We adopted this new guidance as of January 1, 2018. The adoption of this new guidance had no impact on our historical financial statements or related disclosures.
Standards Not Yet Adopted
Leases. In February 2016, the FASB amended the guidance related to the accounting for leases. The new guidance provides principles for the recognition, measurement, presentation and disclosure of leases and requires lessees to recognize both assets and liabilities arising from financing and operating leases. The classification as either a financing or operating lease will determine whether lease expense is recognized based on an effective interest method basis or on a straight-line basis over the term of the lease, respectively. This guidance is effective for us in the first quarter of 2019, and will be applied retrospectively as of the date of adoption, although the FASB is currently considering allowing the modified retrospective transition method. As part of our assessment work to date, we have formed an implementation work team, conducted a preliminary analysis of the new guidance and continue to review contracts in our lease portfolio. Based on our current lease portfolio, we anticipate the new guidance will require us to reflect additional assets and liabilities on our consolidated balance sheet; however, we have not yet completed an estimation of such amount and we are still evaluating the overall impact of the new guidance on our consolidated financial statements and related disclosures.

Credit Losses. In June 2016, the FASB issued new guidance which requires financial assets measured at amortized cost basis, including trade receivables, to be presented at the net amount expected to be collected. The new guidance requires an entity to estimate its lifetime “expected credit loss” for such assets at inception which will generally result in the earlier recognition of allowances for losses. This guidance is effective for us in the first quarter of 2020 with early adoption permitted, and will be applied using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings as of the date of adoption. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
Note 2 – Business Combinations
In November 2017, we acquired certain assets and assumed certain liabilities of Well Service Group, Inc. and Utility Access Solutions, Inc. (together, “WSG”). The purchase price for this acquisition was approximately $77.4 million, net of cash acquired, which included $45.0 million of cash consideration and the issuance of 3,361,367 shares of our common equity valued at $32.4 million. The results of operations of WSG are reported within the Mats and Integrated Services segment for the periods subsequent to the date of the acquisition.
The WSG transaction has been recorded using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The acquisition resulted in the preliminary recognition of $27.0 million in other intangible assets consisting primarily of customer relationships, technology and tradename. All of the other intangibles are finite-lived intangible assets that are preliminarily expected to be amortized over periods of 10 to 15 years with a weighted average amortization period of approximately 13 years. The excess of the total consideration was recorded as goodwill, which is deductible for tax purposes, and includes the value of the assembled workforce. The fair values of the identifiable assets acquired and liabilities assumed were based on the company's estimates and assumptions using various market, income and cost valuation approaches, which are classified within level 3 of the fair value hierarchy. While the initial purchase price allocation has been completed, the allocation of the purchase price is subject to change for a period of one year following the closing date of the acquisition.
The following table summarizes the preliminary amounts recognized for the assets acquired and liabilities assumed as of the November 13, 2017 acquisition date, updated for changes to the purchase price allocation during the first half of 2018.

(In thousands)
Receivables	$14,527
Inventories	3,207
Other current assets	114
Property, plant and equipment	16,002
Intangible assets	26,970
Total assets acquired	60,820

Current liabilities	7,133
Total liabilities assumed	7,133

Net assets purchased	53,687
Goodwill	23,750
Total purchase consideration	$77,437

Cash conveyed at closing in 2017	$44,750
Equity issued at closing in 2017	32,438
Cash conveyed at working capital settlement in 2018	249
Total purchase consideration	$77,437
Results of operations and pro-forma combined results of operations for the acquired business have not been presented as the effect of this acquisition is not material to our consolidated financial statements.

Note 3 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income per share:

	Second Quarter		First Half
(In thousands, except per share data)	2018	2017	2018	2017
Numerator
Net income - basic and diluted	$10,846	$1,632	$18,068	$649

Denominator
Weighted average common shares outstanding - basic	89,703	84,653	89,400	84,404
Dilutive effect of stock options and restricted stock awards	2,823	2,662	2,730	2,695
Dilutive effect of 2021 Convertible Notes	1,265	—	636	—
Weighted average common shares outstanding - diluted	93,791	87,315	92,766	87,099

Income per common share
Basic	$0.12	$0.02	$0.20	$0.01
Diluted	$0.12	$0.02	$0.19	$0.01
We excluded the following weighted-average potential shares from the calculations of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive:

	Second Quarter		First Half
(In thousands)	2018	2017	2018	2017
Stock options and restricted stock awards	1,173	2,464	1,412	2,381
2017 Convertible Notes	—	7,569	—	7,569
2021 Convertible Notes	—	—	—	—
The unsecured convertible senior notes due 2017 (“2017 Convertible Notes”) were repaid upon maturity in October 2017. The 2021 Convertible Notes (as defined in Note 7) only impact the calculation of diluted net income per share in periods that the average price of our common stock, as calculated in accordance with the terms of the indenture governing the 2021 Convertible Notes, exceeds the conversion price of $9.33 per share. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the 2021 Convertible Notes as further described in Note 7. If converted, we currently intend to settle the principal amount of the notes in cash and as a result, only the amounts payable in excess of the principal amount of the notes, if any, are assumed to be settled with shares of common stock for purposes of computing diluted net income per share.

Note 4 - Stock-Based and Other Long Term Incentive Compensation
During the second quarter of 2018, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved equity-based compensation to executive officers and other key employees, consisting of 917,901 shares of restricted stock units which will primarily vest in equal installments over a three-year period. At June 30, 2018, there remained 959,889 shares available for award under the 2015 Employee Equity Incentive Plan (“2015 Plan”). In addition, non-employee directors received a grant of 85,578 shares of restricted stock awards which will vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant date. The weighted average grant-date fair value was $10.58 per share for the restricted stock units and $10.75 per share for the restricted stock awards.
Also during the second quarter of 2018, the Compensation Committee approved the issuance of cash-settled awards to certain executive officers, including $1.3 million of time-based cash awards and a target amount of $1.3 million of performance-based cash awards. The time-based cash awards vest in equal installments over a three-year period and the performance-based cash awards will be settled based on the relative ranking of our total shareholder return (“TSR”) as compared to the TSR of our designated peer group over a three-year period. The performance period began June 1, 2018 and ends May 31, 2021, with the ending TSR price being equal to the average closing price of our shares over the 30-calendar days ending May 31, 2021 and the cash payout for each executive ranging from 0% to 150% of target. The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the performance-based cash awards is remeasured each period using a Monte-Carlo valuation model with changes in fair value recognized in the consolidated statements of operations.
Note 5 – Receivables
Receivables consisted of the following:

(In thousands)	June 30, 2018	December 31, 2017
Trade receivables:
Gross trade receivables	$244,003	$256,851
Allowance for doubtful accounts	(9,460)	(9,457)
Net trade receivables	234,543	247,394
Income tax receivables	7,261	6,905
Other receivables	10,350	11,567
Total receivables, net	$252,154	$265,866
Other receivables included $9.3 million and $10.8 million for value added, goods and service taxes related to foreign jurisdictions as of June 30, 2018 and December 31, 2017, respectively. As described in Note 1, the adoption of the new revenue recognition guidance resulted in an $8.4 million reduction in gross trade receivables as of January 1, 2018.
Note 6 – Inventories
Inventories consisted of the following:

(In thousands)	June 30, 2018	December 31, 2017
Raw materials:
Drilling fluids	$144,674	$123,022
Mats	1,780	1,419
Total raw materials	146,454	124,441
Blended drilling fluids components	36,280	30,495
Finished goods - mats	6,837	10,400
Total inventory	$189,571	$165,336
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

	June 30, 2018			December 31, 2017
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
2021 Convertible Notes	$100,000	$(20,264)	$79,736	$100,000	$(22,643)	$77,357
ABL Facility	113,900	—	113,900	81,600	—	81,600
Other debt	3,584	—	3,584	1,518	—	1,518
Total debt	217,484	(20,264)	197,220	183,118	(22,643)	160,475
Less: current portion	(3,584)	—	(3,584)	(1,518)	—	(1,518)
Long-term debt	$213,900	$(20,264)	$193,636	$181,600	$(22,643)	$158,957
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of July 26, 2018, the notes were not convertible.
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
In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. As of June 30, 2018, the carrying amount of the debt component was $79.7 million, which is net of the unamortized debt discount and issuance costs of $18.2 million and $2.0 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the notes is approximately 11.3%.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement (as amended, the "ABL Facility") which amended and restated the prior asset-based revolving credit agreement. The ABL Facility provides financing of up to $150.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $225.0 million, subject to certain conditions. As of June 30, 2018, our total borrowing base availability under the ABL Facility was $150.0 million, of which $113.9 million was drawn, resulting in remaining availability of $36.1 million.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 175 to 275 basis points for LIBOR borrowings, and 75 to 175 basis points for base rate borrowings, based on the ratio of debt to consolidated EBITDA as defined in the ABL Facility. As of June 30, 2018, the applicable margin for borrowings under our ABL Facility was 200 basis points with respect to LIBOR borrowings and 100 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 4.1% at June 30, 2018. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of June 30, 2018 was 37.5 basis points.
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
Other Debt. Our foreign subsidiaries in India and Canada maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. We had $0.5 million and $1.0 million, respectively, outstanding under these arrangements at June 30, 2018 and December 31, 2017.
At June 30, 2018, we had letters of credit issued and outstanding of $5.8 million that are collateralized by $6.6 million in restricted cash. Additionally, our foreign operations had $26.1 million outstanding in letters of credit and other guarantees, primarily issued under a credit arrangement in Italy as well as certain letters of credit that are collateralized by $2.2 million in restricted cash.
Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our 2021 Convertible Notes, approximated their fair values at June 30, 2018 and December 31, 2017. The estimated fair value of our 2021 Convertible Notes was $137.3 million at June 30, 2018 and $127.3 million at December 31, 2017, based on quoted market prices at these respective dates.

Note 8 – Income Taxes
The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 resulting in broad and complex changes to U.S. income tax law. The Tax Act includes a one-time transition tax in 2017 on accumulated foreign subsidiary earnings not previously subject to U.S. income tax, reduces the U.S. corporate statutory tax rate from 35% to 21% effective January 1, 2018, generally eliminates U.S. federal income tax on dividends from foreign subsidiaries, creates new tax on certain foreign-sourced earnings, makes other changes to limit certain deductions and changes rules on how certain tax credits and net operating loss carryforwards can be utilized. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. As we finalize the necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the U.S. Internal Revenue Service (“IRS”), or other standard-setting bodies, we may make adjustments to these provisional amounts during 2018.
Provisional amounts for the following income tax effects of the Tax Act were recorded as of December 31, 2017 and are subject to change during 2018. We have not made any significant measurement-period adjustments related to these items during the first half of 2018. However, we are continuing to gather additional information to complete our accounting for these items and may make adjustments to the provisional amounts during 2018.
One-Time Transition Tax
The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. We recorded a provisional amount of $6.9 million in 2017 for our one-time transitional tax liability and income tax expense based on estimates of the effects of the Tax Act. We continue to analyze the significant data from our foreign subsidiaries in connection with the completion of our 2017 income tax returns.
Taxes on Repatriation of Foreign Earnings
Prior to the Tax Act, we considered the unremitted earnings in our non-U.S. subsidiaries held directly by a U.S. parent to be indefinitely reinvested and, accordingly, had not provided any deferred income taxes. As a result of the Tax Act, we now intend to pursue repatriation of unremitted earnings in our non-U.S. subsidiaries held directly by a U.S. parent to the extent that such earnings have been included in the one-time transition tax discussed above, and subject to cash requirements to support the strategic objectives of the non-U.S. subsidiary. As such, we recorded a provisional amount of $7.0 million in 2017 for the estimated liability and income tax expense for any U.S. federal or state income taxes or additional foreign withholding taxes related to repatriation of such earnings. In addition, in 2017 we recognized certain foreign tax credits of $5.5 million in the U.S. related to the provisional accounting for taxes on repatriation of foreign earnings, however, we also recognized a full valuation allowance related to such tax assets as it is more likely than not that these assets will not be realized. The provisional amounts recorded in 2017 may change as we finalize the analysis of these items during 2018.
In 2018, our income tax provision includes the estimated expense for any U.S. federal and state income taxes from the new tax on certain foreign-sourced earnings as well as any additional foreign withholding taxes related to future repatriation of current year earnings in our non-U.S. subsidiaries held directly by a U.S. parent.
Deferred Tax Effects
The Tax Act reduced the U.S. corporate statutory tax rate from 35% to 21% for years after 2017. Accordingly, we remeasured our U.S. net deferred tax liabilities as of December 31, 2017 to reflect the reduced rate that will apply in future periods when those deferred taxes are settled or realized. We recognized a provisional deferred tax benefit of $17.4 million in 2017 to reflect the reduced U.S. tax rate on our estimated U.S. net deferred tax liabilities. Although the tax rate reduction is known, we have not completed our analysis of the effect of the Tax Act on the underlying deferred taxes for the items discussed above, and as such, the amounts recorded as of December 31, 2017 are provisional.
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
The provision for income taxes was $7.2 million for the first half of 2018, reflecting an effective tax rate of 29%, compared to $3.5 million for the first half of 2017, reflecting an effective tax rate of 84%. The provision for income taxes for the first half of 2018 includes a $0.8 million net excess tax benefit primarily related to the vesting of certain stock-based compensation awards in the second quarter. Although the Tax Act reduced the U.S. corporate statutory tax rate effective January 1, 2018, our provision for income taxes in 2018 also includes the estimated expense for any U.S. federal and state income taxes from the new tax on certain foreign-sourced earnings as well as any additional foreign withholding taxes related to future repatriation of current year earnings from our non-U.S. subsidiaries. Due to the relative contribution of our domestic and foreign earnings, these taxes on certain foreign-sourced earnings and the impact of changes to deduction limitations from the Tax Act effectively offset the benefit of the lower U.S. corporate statutory tax rate in our 2018 provision for income taxes. The impact of the Tax Act on our effective tax rate in future periods will depend in large part on the relative contribution of our domestic and foreign earnings, as well as finalization of the provisional accounting for the Tax Act in 2018. The 2017 effective tax rate was negatively impacted by pre-tax losses in certain international jurisdictions, most notably Australia, and non-deductible expenses relative to the amount of pre-tax income.
We file income tax returns in the United States and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2012 and for substantially all foreign jurisdictions for years prior to 2008. We are currently under examination by the United States federal tax authorities for tax years 2014 – 2016. During the second quarter of 2017, we received a Revenue Agent Report from the IRS disallowing a deduction claimed on our 2015 tax return associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary and assessing tax due of approximately $3.9 million. We submitted our response to the IRS in the third quarter of 2017, and had an initial tax appeals hearing in June 2018. Although the tax appeals process has not concluded, we believe our tax position is properly reported in accordance with applicable U.S. tax laws and regulations and will continue to vigorously defend our position through the tax appeals process.
Following an audit in 2015, the treasury authority in Mexico issued a tax assessment (inclusive of interest and penalties) in the amount of 60 million pesos (approximately $3.3 million) to our Mexico subsidiary primarily in connection with the export of mats from Mexico which took place in 2010.  The mats that are the subject of this assessment were owned by a U.S. subsidiary and leased to our Mexico subsidiary for matting projects in the Mexican market. In 2010, we made the decision to move these mats out of Mexico to markets with higher demand. The Mexican treasury authority determined the export of the mats was the equivalent of a sale, and assessed taxes on the gross declared value of the exported mats to our Mexico subsidiary. We retained outside legal counsel and filed administrative appeals with the treasury authority, but we were notified on April 13, 2018, that the last administrative appeal had been rejected. In the second quarter of 2018, we filed an appeal in the Mexican Federal Tax Court, which required that we post a bond in the amount of the assessed taxes (plus additional interest). Although the tax appeals process has not concluded, we believe our tax position is properly reported in accordance with applicable tax laws and regulations in Mexico and intend to vigorously defend our position through the tax appeals process.
We are also under examination by various tax authorities in other countries, and certain foreign jurisdictions have challenged the amounts of taxes due for certain tax periods. These audits are in various stages of completion. We fully cooperate with all audits, but defend existing positions vigorously. We evaluate the potential exposure associated with various filing positions and record a liability for uncertain tax positions as circumstances warrant. Although we believe all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals.
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
Kenedy, Texas Drilling Fluids Facility Fire – Subsequent Event
In July 2018, a fire occurred at our Kenedy, Texas drilling fluids facility, destroying the distribution warehouse, including inventory and surrounding equipment. In addition, nearby residences and businesses were evacuated as part of the response to the fire. In order to avoid any customer service disruptions, we implemented contingency plans to supply products from alternate facilities in the area and region. While this event is covered by our property, business interruption, and general liability insurance programs, these programs contain self-insured retentions, which remain our financial obligations. Although the total costs associated with the event are not currently estimable, we expect to record approximately $1 million to $2 million of charges in the third quarter of 2018 related to this incident, primarily reflecting our self-insured retention obligations under the insurance programs.
Note 10 – Supplemental Disclosures to the Statements of Cash Flows
Supplemental disclosures to the statements of cash flows are presented below:

	First Half
(In thousands)	2018	2017
Cash paid (received) for:
Income taxes (net of refunds)	$7,175	$(31,637)
Interest	$4,245	$4,043
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$71,722	$56,352
Restricted cash (included in other current assets)	8,788	9,108
Cash, cash equivalents, and restricted cash	$80,510	$65,460
Note 11 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Second Quarter		First Half
(In thousands)	2018	2017	2018	2017
Revenues
Fluids systems	$179,738	$150,623	$357,117	$286,673
Mats and integrated services	56,524	32,397	106,438	55,038
Total revenues	$236,262	$183,020	$463,555	$341,711

Operating income (loss)
Fluids systems	$13,327	$5,863	$23,804	$12,215
Mats and integrated services	14,853	11,419	26,939	17,821
Corporate office	(9,037)	(9,314)	(17,762)	(18,322)
Operating income	$19,143	$7,968	$32,981	$11,714

The following table presents further disaggregated revenues for the Fluids Systems segment:

	Second Quarter		First Half
(In thousands)	2018	2017	2018	2017
United States	$104,333	$88,206	$196,802	$153,826
Canada	11,285	7,434	34,357	27,089
Total North America	115,618	95,640	231,159	180,915
Latin America	8,903	8,598	16,817	17,658
Total Western Hemisphere	124,521	104,238	247,976	198,573

EMEA	49,546	44,788	100,981	85,296
Asia Pacific	5,671	1,597	8,160	2,804
Total Eastern Hemisphere	55,217	46,385	109,141	88,100

Total Fluids Systems revenues	$179,738	$150,623	$357,117	$286,673
The following table presents further disaggregated revenues for the Mats and Integrated Services segment:

	Second Quarter		First Half
(In thousands)	2018	2017	2018	2017
Service revenues	$24,447	$7,625	$45,751	$14,346
Rental revenues	20,938	17,722	39,750	30,362
Product sales revenues	11,139	7,050	20,937	10,330
Total Mats and Integrated Services revenues	$56,524	$32,397	$106,438	$55,038
The Mats and Integrated Services segment includes the impact of the WSG acquisition completed in November 2017.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity and capital resources should be read together with our unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements contained in this Quarterly Report as well as our Annual Report on Form 10-K for the year ended December 31, 2017. Our second quarter represents the three-month period ended June 30 and the first half represents the six-month period ended June 30. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
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
Our operating results depend, to a large extent, on oil and gas drilling activity levels in the markets we serve, and particularly for the Fluids Systems segment, the nature of the drilling operations (including the depth and whether the wells are drilled vertically or horizontally), which governs the revenue potential of each well. Drilling activity levels, in turn, depend on a variety of factors, including oil and gas commodity pricing, inventory levels, product demand and regulatory restrictions. Oil and gas prices and activity are cyclical and volatile. This market volatility has a significant impact on our operating results.
While our revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the second quarter and first half of 2018 as compared to the same periods of 2017 is as follows:

	Second Quarter		2018 vs 2017
	2018	2017	Count	%
U.S. Rig Count	1,039	895	144	16%
Canada Rig Count	108	117	(9)	(8)%
North America Rig Count	1,147	1,012	135	13%

	First Half		2018 vs 2017
	2018	2017	Count	%
U.S. Rig Count	1,003	819	184	22%
Canada Rig Count	188	206	(18)	(9)%
North America Rig Count	1,191	1,025	166	16%
_______________________________________________________
Source: Baker Hughes, a GE Company
The Canadian rig count reflects the normal seasonality for this market, with the highest rig count levels generally observed in the first quarter of each year, prior to Spring break-up. Outside of North America, drilling activity is generally more stable as drilling activity in many countries is based on longer-term economic projections and multi-year drilling programs, which tends to reduce the impact of short-term changes in commodity prices on overall drilling activity. Although drilling activity in certain of our international markets (including Brazil and Australia) has declined in recent years, as a whole, our international activities have remained relatively stable, primarily driven by key contracts with national oil companies. While our international contracts vary in revenue potential and duration, certain international contracts are scheduled to conclude in 2018, including those with Sonatrach, Petrobras, and Kuwait Oil Company, as described below. Our future revenue levels in international markets are largely dependent on our ability to maintain existing market share upon contract renewals which may be subject to a competitive bid process and can be impacted by our customers’ procurement strategies and allocation of contract awards.

Segment Overview
Our Fluids Systems segment, which generated 77% of consolidated revenues for the first half of 2018, provides customized fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific. International expansion, including the penetration of international and national oil companies, is a key element of our Fluids Systems strategy, which in recent years has helped to stabilize revenues as North American oil and gas exploration activities have fluctuated significantly. Our significant international contracts with recent developments include:

•
In Kuwait, we provide drilling fluids and related services for land operations under a multi-year contract with Kuwait Oil Company (“KOC”). Work under this contract began in the second half of 2014 and is expected to be completed by the end of 2018. KOC has recently initiated a new tender process for a multi-year period to provide drilling fluids and related services for land operations. Tender proposals are expected to be submitted in the third quarter and awards are anticipated to be finalized by the end of 2018, although there are no assurances that we will receive a new contract.

•
In Algeria, we provide drilling fluids and related services to Sonatrach under Lot 1 and Lot 3 of a three-year contract awarded in 2015 (“2015 Contract”). Work under this contract began in the second quarter of 2015 and is expected to be completed by the fourth quarter of 2018. During the first quarter of 2018, Sonatrach initiated a new tender (“2018 Tender”), for a three-year term succeeding the 2015 Contract. For the 2018 Tender, Sonatrach adopted a change in its procurement process, limiting the number of Lots that could be awarded to major service providers. As a consequence, we expect any new award under the 2018 Tender will result in lower revenues from Sonatrach. Based upon provisional contract award notification, we currently expect that revenue from Sonatrach under the 2018 Tender will be approximately $125 million over the three-year term, which would result in a reduction of approximately $25 million per year as compared to the recent activity levels. The award remains subject to final approval by Sonatrach and the execution of contract documents. The impact of the new award could begin as early as the fourth quarter of 2018, as work transitions from the 2015 Contract to the final contract awarded under the 2018 Tender.

•
In Australia, we provide drilling fluids and related services under a contract with Baker Hughes, a GE Company (“Baker Hughes”) as part of its integrated service offering in support of the Greater Enfield project in offshore Western Australia. Work under this contract began in the first quarter of 2018.

•
In Brazil, we provide drilling fluids and related services under a multi-year contract with Petrobras for both onshore and offshore locations. Work under this contract began in the first half of 2009 and is scheduled to conclude by the end of 2018. In the second quarter of 2018, we submitted our proposal for Petrobras’ recent tender process, which will cover fluids products and services for a three-year term beginning in 2019. Awards are anticipated to be finalized in the second half of 2018, although there are no assurances that we will receive a new contract.

Our Mats and Integrated Services segment, which generated 23% of consolidated revenues for the first half of 2018, provides composite mat rentals utilized for temporary worksite access, along with site construction and related site services to customers in various markets including oil and gas exploration and production, electrical transmission & distribution, pipeline, solar, petrochemical and construction across North America and Europe. We also sell composite mats to customers outside of the U.S. and to domestic customers outside of the E&P market. Following our efforts in recent years to diversify our customer base, Mats and Integrated Services segment revenues from non-E&P markets represented approximately half of our segment revenues for the first half of 2018.
In November 2017, we acquired certain assets and assumed certain liabilities of Well Service Group, Inc. and Utility Access Solutions, Inc. (together, “WSG”) for approximately $77 million. Since 2012, WSG has been a strategic logistics and installation service provider for our Mats and Integrated Services segment, offering a variety of complementary services to our composite matting systems, including access road construction, site planning and preparation, environmental protection, fluids and spill storage/containment, erosion control, and site restoration services. The completion of the WSG acquisition expanded our service offering as well as our geographic footprint across the Northeast, Midwest, Rockies, and West Texas regions of the U.S. WSG contributed approximately $35 million of revenues to the Mats and Integrated Services segment for the first half of 2018.

Second Quarter of 2018 Compared to Second Quarter of 2017
Consolidated Results of Operations
Summarized results of operations for the second quarter of 2018 compared to the second quarter of 2017 are as follows:

	Second Quarter		2018 vs 2017
(In thousands)	2018	2017	$	%
Revenues	$236,262	$183,020	$53,242	29%
Cost of revenues	188,480	148,431	40,049	27%
Selling, general and administrative expenses	28,708	26,630	2,078	8%
Other operating income, net	(69)	(9)	(60)	NM
Operating income	19,143	7,968	11,175	NM

Foreign currency exchange loss	458	534	(76)	(14)%
Interest expense, net	3,691	3,441	250	7%
Income from operations before income taxes	14,994	3,993	11,001	NM

Provision for income taxes	4,148	2,361	1,787	76%
Net income	$10,846	$1,632	$9,214	NM
Revenues
Revenues increased 29% to $236.3 million for the second quarter of 2018, compared to $183.0 million for the second quarter of 2017. This $53.2 million increase includes a $43.2 million (34%) increase in revenues in North America, comprised of a $20.0 million increase in our Fluids Systems segment and a $23.2 million increase in the Mats and Integrated Services segment, which includes approximately $18 million contributed from the WSG acquisition. Revenues from our international operations increased by $10.1 million (17%), primarily driven by increased activity in our EMEA and Asia Pacific regions in the Fluids Systems segment. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 27% to $188.5 million for the second quarter of 2018, compared to $148.4 million for the second quarter of 2017. The 27% increase in cost of revenues was primarily driven by the 29% increase in revenues described above. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $2.1 million (8%) to $28.7 million for the second quarter of 2018, compared to $26.6 million for the second quarter of 2017. The increase in expense was primarily driven by an increase in the Mats and Integrated Services segment, including costs attributable to the WSG acquisition, partially offset by recoveries associated with favorable resolutions of patent enforcement actions. Selling, general and administrative expenses as a percentage of revenues decreased to 12% for the second quarter of 2018 from 15% for the second quarter of 2017.
Foreign currency exchange
Foreign currency exchange was a $0.5 million loss for each of the second quarter of 2018 and 2017, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $3.7 million for the second quarter of 2018 compared to $3.4 million for the second quarter of 2017. Interest expense in each of the second quarter of 2018 and 2017 includes $1.3 million in noncash amortization of original issue discount and debt issuance costs.
Provision for income taxes
The provision for income taxes was $4.1 million for the second quarter of 2018, reflecting an effective tax rate of 28%, compared to $2.4 million for the second quarter of 2017, reflecting an effective tax rate of 59%. The provision for income taxes for the second quarter of 2018 includes a $0.8 million net excess tax benefit primarily related to the vesting of certain stock-based compensation awards during the period. Although the Tax Act reduced the U.S. corporate statutory tax rate effective January 1,

2018, our provision for income taxes in 2018 also includes the estimated expense for any U.S. federal and state income taxes from the new tax on certain foreign-sourced earnings as well as any additional foreign withholding taxes related to future repatriation of current year earnings from our non-U.S. subsidiaries. Due to the relative contribution of our domestic and foreign earnings, these taxes on certain foreign-sourced earnings and the impact of changes to deduction limitations from the Tax Act effectively offset the benefit of the lower U.S. corporate statutory tax rate in our 2018 provision for income taxes. The impact of the Tax Act on our effective tax rate in future periods will depend in large part on the relative contribution of our domestic and foreign earnings, as well as finalization of the provisional accounting for the Tax Act in 2018. The 2017 effective tax rate was negatively impacted by pre-tax losses in certain international jurisdictions, most notably Australia, and non-deductible expenses relative to the amount of pre-tax income.
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
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our 2017 financial statements. As we finalize the necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the U.S. Internal Revenue Service (“IRS”), or other standard-setting bodies, we may make adjustments to the provisional amounts during 2018. We have not made any significant measurement-period adjustments related to these items during the first half of 2018. However, we are continuing to gather additional information to complete our accounting for these items and may make adjustments to these provisional amounts during 2018.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter		2018 vs 2017
(In thousands)	2018	2017	$	%
Revenues
Fluids systems	$179,738	$150,623	$29,115	19%
Mats and integrated services	56,524	32,397	24,127	74%
Total revenues	$236,262	$183,020	$53,242	29%

Operating income (loss)
Fluids systems	$13,327	$5,863	$7,464
Mats and integrated services	14,853	11,419	3,434
Corporate office	(9,037)	(9,314)	277
Operating income	$19,143	$7,968	$11,175

Segment operating margin
Fluids systems	7.4%	3.9%
Mats and integrated services	26.3%	35.2%

Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2018 vs 2017
(In thousands)	2018	2017	$	%
United States	$104,333	$88,206	$16,127	18%
Canada	11,285	7,434	3,851	52%
Total North America	115,618	95,640	19,978	21%
Latin America	8,903	8,598	305	4%
Total Western Hemisphere	124,521	104,238	20,283	19%

EMEA	49,546	44,788	4,758	11%
Asia Pacific	5,671	1,597	4,074	255%
Total Eastern Hemisphere	55,217	46,385	8,832	19%

Total Fluids Systems revenues	$179,738	$150,623	$29,115	19%
North American revenues increased 21% to $115.6 million for the second quarter of 2018 compared to $95.6 million for the second quarter of 2017. This increase is primarily attributable to the 13% increase in North American average rig count along with market share gains in both the North American land markets and the offshore Gulf of Mexico market, as compared to the prior year.
Internationally, revenues increased 17% to $64.1 million for the second quarter of 2018 compared to $55.0 million for the second quarter of 2017. This increase is primarily attributable to a $6.5 million improvement in Romania, as higher oil prices are resulting in an increase in drilling activity, along with a $4.1 million increase in Australia related to the Baker Hughes Greater Enfield project described above, partially offset by lower activity in Algeria.
Operating Income
The Fluids Systems segment generated operating income of $13.3 million for the second quarter of 2018 compared to $5.9 million for the second quarter of 2017. The improvement in operating results includes a $4.2 million improvement from North American operations, largely attributable to the $20.0 million increase in revenues described above. Operating income from international operations increased by $3.3 million, primarily related to the increase in revenues in Romania and Australia, as described above.
In July 2018, a fire occurred at our Kenedy, Texas drilling fluids facility, destroying the distribution warehouse, including inventory and surrounding equipment. In addition, nearby residences and businesses were evacuated as part of the response to the fire. In order to avoid any customer service disruptions, we implemented contingency plans to supply products from alternate facilities in the area and region. While this event is covered by our property, business interruption, and general liability insurance programs, these programs contain self-insured retentions, which remain our financial obligations. Although the total costs associated with the event are not currently estimable, we expect to record approximately $1 million to $2 million of charges in the third quarter of 2018 related to this incident, primarily reflecting our self-insured retention obligations under the insurance programs.
As discussed above, our contract with Petrobras in Brazil is scheduled to conclude by the end of 2018. Awards under the new tender are anticipated to be finalized in the second half of 2018, although there are no assurances that we will receive a new contract. The profitability of our business in Brazil remains highly dependent on increasing levels of drilling activity by Petrobras or other E&P customers. In the absence of a new contract award from Petrobras or an increase in longer-term drilling activity with other E&P customers, we may incur charges related to cost reduction efforts, or potential asset impairments, which may negatively impact our future operating results.

Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2018 vs 2017
(In thousands)	2018	2017	$	%
Service revenues	$24,447	$7,625	$16,822	221%
Rental revenues	20,938	17,722	3,216	18%
Product sales revenues	11,139	7,050	4,089	58%
Total Mats and Integrated Services revenues	$56,524	$32,397	$24,127	74%
Service revenues for the second quarter of 2018 increased $16.8 million compared to the second quarter of 2017. Substantially all of this increase is attributable to the WSG acquisition completed in November 2017. Rental revenues for the second quarter of 2018 increased $3.2 million compared to the second quarter of 2018.  This increase is primarily attributable to the impact of our continuing efforts to expand into non-E&P rental markets, partially offset by the impact of strong weather-related demand in the second quarter of 2017.
Product sales revenues were $11.1 million for the second quarter of 2018 compared to $7.1 million for the second quarter of 2017. Revenues from product sales have typically fluctuated based on the timing of mat orders from customers, however, the improvement in 2018 is primarily attributable to our continued efforts to expand our sales into non-E&P markets.
Operating Income
Segment operating income increased by $3.4 million to $14.9 million for the second quarter of 2018 compared to $11.4 million for the second quarter of 2017, attributable to increases in revenues as described above.
Operating results for the second quarter of 2018 include approximately $18 million of revenues associated with the WSG acquisition completed in November 2017.  The acquired business is predominately focused on site services, as opposed to product sales and rentals, which has shifted the sales mix toward service revenues in 2018, as compared to 2017. While we expect the incremental service revenues to provide a positive impact to segment operating income, this mix shift, along with depreciation and amortization expense related to the purchase accounting allocation, is expected to reduce the overall segment operating margin in 2018 as compared to 2017. See Note 2 for further discussion of the WSG acquisition.
Corporate Office
Corporate office expenses decreased $0.3 million to $9.0 million for the second quarter of 2018 compared to $9.3 million for the second quarter of 2017. This decrease reflects lower spending related to legal matters and strategic planning efforts partially offset by an increase in personnel costs.

First Half of 2018 Compared to First Half of 2017
Consolidated Results of Operations
Summarized results of operations for the first half of 2018 compared to the first half of 2017 are as follows:

	First Half		2018 vs 2017
(In thousands)	2018	2017	$	%
Revenues	$463,555	$341,711	$121,844	36%
Cost of revenues	374,935	278,021	96,914	35%
Selling, general and administrative expenses	55,662	52,027	3,635	7%
Other operating income, net	(23)	(51)	28	(55)%
Operating income	32,981	11,714	21,267	NM

Foreign currency exchange loss	683	926	(243)	(26)%
Interest expense, net	6,991	6,659	332	5%
Income from operations before income taxes	25,307	4,129	21,178	NM

Provision for income taxes	7,239	3,480	3,759	NM
Net income	$18,068	$649	$17,419	NM
Revenues
Revenues increased 36% to $463.6 million for the first half of 2018, compared to $341.7 million for the first half of 2017. This $121.8 million increase includes a $100.7 million (44%) increase in revenues in North America, comprised of a $50.2 million increase in our Fluids Systems segment and a $50.4 million increase in the Mats and Integrated Services segment, which includes approximately $35 million contributed from the WSG acquisition. Revenues from our international operations increased by $21.2 million (19%), primarily driven by increased activity in our EMEA region in the Fluids Systems segment. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 35% to $374.9 million for the first half of 2018, compared to $278.0 million for the first half of 2017. The 35% increase in cost of revenues was primarily driven by the 36% increase in revenues described above. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $3.6 million (7%) to $55.7 million for the first half of 2018, compared to $52.0 million for the first half of 2017. The increase in expense was primarily driven by an increase in the Mats and Integrated Services segment, including costs attributable to the WSG acquisition, partially offset by lower spending related to legal matters. Selling, general and administrative expenses as a percentage of revenues decreased to 12% for the first half of 2018 from 15% for the first half of 2017.
Foreign currency exchange
Foreign currency exchange was a $0.7 million loss for the first half of 2018 compared to a $0.9 million loss for the first half of 2017, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $7.0 million for the first half of 2018 compared to $6.7 million for the first half of 2017. Interest expense for the first half of 2018 and 2017 includes $2.6 million and $2.7 million, respectively, in noncash amortization of original issue discount and debt issuance costs.
Provision for income taxes
The provision for income taxes was $7.2 million for the first half of 2018, reflecting an effective tax rate of 29%, compared to $3.5 million for the first half of 2017, reflecting an effective tax rate of 84%. The provision for income taxes for the first half of 2018 includes a $0.8 million net excess tax benefit primarily related to the vesting of certain stock-based compensation awards during the period. As discussed above, the impact of the Tax Act on our effective tax rate in future periods will depend in large part on the relative contribution of our domestic and foreign earnings, as well as finalization of the provisional accounting for the Tax Act in 2018. The 2017 effective tax rate was negatively impacted by pre-tax losses in certain international jurisdictions, most notably Australia, and non-deductible expenses relative to the amount of pre-tax income.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Half		2018 vs 2017
(In thousands)	2018	2017	$	%
Revenues
Fluids systems	$357,117	$286,673	$70,444	25%
Mats and integrated services	106,438	55,038	51,400	93%
Total revenues	$463,555	$341,711	$121,844	36%

Operating income (loss)
Fluids systems	$23,804	$12,215	$11,589
Mats and integrated services	26,939	17,821	9,118
Corporate office	(17,762)	(18,322)	560
Operating income	$32,981	$11,714	$21,267

Segment operating margin
Fluids systems	6.7%	4.3%
Mats and integrated services	25.3%	32.4%

Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Half		2018 vs 2017
(In thousands)	2018	2017	$	%
United States	$196,802	$153,826	$42,976	28%
Canada	34,357	27,089	7,268	27%
Total North America	231,159	180,915	50,244	28%
Latin America	16,817	17,658	(841)	(5)%
Total Western Hemisphere	247,976	198,573	49,403	25%

EMEA	100,981	85,296	15,685	18%
Asia Pacific	8,160	2,804	5,356	191%
Total Eastern Hemisphere	109,141	88,100	21,041	24%

Total Fluids Systems revenues	$357,117	$286,673	$70,444	25%
North American revenues increased 28% to $231.2 million for the first half of 2018 compared to $180.9 million for the first half of 2017. This increase is primarily attributable to the 16% increase in North American average rig count along with market share gains in both the North American land markets and the offshore Gulf of Mexico market, along with an increase in customer spending per well in the first half of 2018, as compared to the prior year.
Internationally, revenues increased 19% to $126.0 million for the first half of 2018 compared to $105.8 million for the first half of 2017. This increase is primarily attributable to a $17.1 million improvement in Romania, as higher oil prices are resulting in an increase in drilling activity, along with a $5.5 million increase in Australia related to the Baker Hughes Greater Enfield project described above.
Operating Income
The Fluids Systems segment generated operating income of $23.8 million for the first half of 2018 compared to operating income of $12.2 million for the first half of 2017. The improvement in operating results includes a $9.3 million improvement from North American operations, largely attributable to the $50.2 million increase in revenues described above. Operating income from international operations increased by $2.3 million, primarily related to the increase in revenues in Romania and Australia, as described above.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Half		2018 vs 2017
(In thousands)	2018	2017	$	%
Service revenues	$45,751	$14,346	$31,405	219%
Rental revenues	39,750	30,362	9,388	31%
Product sales revenues	20,937	10,330	10,607	103%
Total Mats and Integrated Services revenues	$106,438	$55,038	$51,400	93%
Service revenues for the first half of 2018 increased $31.4 million compared to the first half of 2017. Substantially all of this increase is attributable to the WSG acquisition completed in November 2017. Rental revenues for the first half of 2018 increased $9.4 million compared to the first half of 2018.  This increase is primarily attributable to the impact of our continuing efforts to expand into non-E&P rental markets.
Product sales revenues were $20.9 million for the first half of 2018 compared to $10.3 million for the first half of 2017. Revenues from product sales have typically fluctuated based on the timing of mat orders from customers, however, the improvement in 2018 is primarily attributable to our continued efforts to expand our sales into non-E&P markets.
Operating Income
Segment operating income increased by $9.1 million to $26.9 million for the first half of 2018 compared to $17.8 million for the first half of 2017, attributable to increases in revenues as described above.
Operating results for the first half of 2018 include approximately $35 million of revenues associated with the WSG acquisition completed in November 2017.  The acquired business is predominately focused on site services, as opposed to product sales and rentals, which has shifted the sales mix toward service revenues in 2018, as compared to 2017. While we expect the incremental service revenues to provide a positive impact to segment operating income, this mix shift, along with depreciation and amortization expense related to the purchase accounting allocation, is expected to reduce the overall segment operating margin in 2018 as compared to 2017. See Note 2 for further discussion of the acquisition.
Corporate Office
Corporate office expenses decreased $0.6 million to $17.8 million for the first half of 2018 compared to $18.3 million for the first half of 2017. This decrease reflects lower spending related to legal matters and strategic planning efforts partially offset by an increase in personnel costs.

Liquidity and Capital Resources
Net cash provided by operating activities was $20.7 million for the first half of 2018 compared to $22.3 million for the first half of 2017. The first half of 2017 included the receipt of a $37.2 million tax refund. Excluding this amount, net cash provided by operating activities increased by $35.6 million in the first half of 2018 compared to the first half of 2017 due to an improvement in operating results and decreases in the growth of working capital. During the first half of 2018, net income adjusted for non-cash items provided cash of $49.4 million, while changes in working capital used $28.7 million of cash.
Net cash used in investing activities was $37.8 million for the first half of 2018, including capital expenditures of $24.5 million and the $14 million payment to refund a portion of the net sales price of the Environmental Services business (see Note 9 for further discussion). Capital expenditures during the first half of 2018 included $15.3 million for the Mats and Integrated Services segment, including $11.4 million of investments in the mat rental fleet, and $7.4 million for the Fluids Systems segment.
Net cash provided by financing activities was $35.1 million for the first half of 2018. We borrowed a net $32.3 million on our ABL Facility (as defined below) during the first half of 2018 primarily to fund investing activities as described above.
As of June 30, 2018, we had cash on hand of $71.7 million, substantially all of which resides within our international subsidiaries, including 43% of our total cash balance in Algeria. As a result of the Tax Act as previously described, we intend to pursue repatriation of available cash in certain of our international subsidiaries subject to cash requirements to support the strategic objectives of these international subsidiaries and finalization of our analysis of the impacts of the Tax Act. We anticipate that future working capital requirements for our operations will fluctuate directionally with revenues. In addition, we expect total 2018 capital expenditures to be approximately $40 million. Availability under our ABL Facility also provides additional liquidity as discussed further below. Total availability under the ABL Facility will fluctuate directionally based on the level of eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet. We expect our available cash on-hand, cash generated by operations and remaining availability under our ABL Facility to be adequate to fund current operations during the next 12 months.
Our capitalization is as follows:

(In thousands)	June 30, 2018	December 31, 2017
2021 Convertible Notes	$100,000	$100,000
ABL Facility	113,900	81,600
Other debt	3,584	1,518
Unamortized discount and debt issuance costs	(20,264)	(22,643)
Total debt	$197,220	$160,475

Stockholder's equity	554,723	547,480
Total capitalization	$751,943	$707,955

Total debt to capitalization	26.2%	22.7%
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

On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of July 26, 2018, the notes were not convertible.
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
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement (as amended, the “ABL Facility”) which amended and restated the prior asset-based revolving credit agreement. The ABL Facility provides financing of up to $150.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $225.0 million, subject to certain conditions.  As of June 30, 2018, our total borrowing base availability under the ABL Facility was $150.0 million, of which $113.9 million was drawn, resulting in remaining availability of $36.1 million.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 175 to 275 basis points for LIBOR borrowings, and 75 to 175 basis points for base rate borrowings, based on the ratio of debt to consolidated EBITDA as defined in the ABL Facility. As of June 30, 2018, the applicable margin for borrowings under our ABL Facility was 200 basis points with respect to LIBOR borrowings and 100 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 4.1% at June 30, 2018. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of June 30, 2018 was 37.5 basis points.
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
Other Debt. Our foreign subsidiaries in India and Canada maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. We had $0.5 million and $1.0 million, respectively, outstanding under these arrangements at June 30, 2018 and December 31, 2017.
At June 30, 2018, we had letters of credit issued and outstanding of $5.8 million that are collateralized by $6.6 million in restricted cash. Additionally, our foreign operations had $26.1 million outstanding in letters of credit and other guarantees, primarily issued under a credit arrangement in Italy as well as certain letters of credit that are collateralized by $2.2 million in restricted cash.

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
Interest Rate Risk
At June 30, 2018, we had total principal amounts outstanding under financing arrangements of $217.5 million, including $100.0 million of borrowings under our 2021 Convertible Notes which bear interest at a fixed rate of 4% and $113.9 million of borrowings under our ABL Facility. Borrowings under our ABL Facility are subject to a variable interest rate as determined by the ABL Facility. The weighted average interest rate at June 30, 2018 for the ABL Facility is 4.1%. Based on the balance of variable rate debt at June 30, 2018, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $1.1 million.
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
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2018, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 1.	Legal Proceedings
Escrow Claims Related to the Sale of the Environmental Services Business
Newpark Resources, Inc. v. Ecoserv, LLC. On July 13, 2015, we filed a declaratory action in the District Court in Harris County, Texas (80th Judicial District) seeking release of $8.0 million of funds placed in escrow by Ecoserv, LLC (“Ecoserv”) in connection with its purchase of our Environmental Services business. Ecoserv filed a counterclaim asserting that we breached certain representations and covenants contained in the purchase/sale agreement including, among other things, the condition of certain assets. In addition, Ecoserv has alleged that Newpark committed fraud in connection with the March 2014 transaction.
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
There have been no material changes during the period ended June 30, 2018 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10‑K for the year ended December 31, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	The following table details our repurchases of shares of our common stock, for the three months ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
April 2018	6,087	$9.80	—	$33.5
May 2018	—	$—	—	$33.5
June 2018	274,497	$10.83	—	$33.5
Total	280,584	$10.80	—
(1) During the three months ended June 30, 2018, we purchased an aggregate of 280,584 shares surrendered in lieu of taxes under vesting of restricted shares.
Our Board of Directors has approved a repurchase program that authorizes us to purchase up to $100.0 million of our outstanding shares of common stock in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows and available cash on hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. There were no share repurchases under the program during the first half of 2018 or 2017. As of June 30, 2018, there was $33.5 million of authorization remaining under the program.

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

Date: July 27, 2018

NEWPARK RESOURCES, INC.
(Registrant)

By:	/s/ Paul L. Howes
Paul L. Howes President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Douglas L. White
Douglas L. White Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)