Form 10-Q
period 2018-09-30
NEWPARK RESOURCES INC
filed 2018-10-26
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
Yes       √        No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes       √        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer                                Accelerated filer    √
Non-accelerated filer                    Smaller reporting company
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                No     √
As of October 24, 2018, a total of 90,807,687 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2018

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

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$52,243	$56,352
Receivables, net	264,014	265,866
Inventories	202,707	165,336
Prepaid expenses and other current assets	18,016	17,483
Total current assets	536,980	505,037

Property, plant and equipment, net	313,989	315,320
Goodwill	44,015	43,620
Other intangible assets, net	26,424	30,004
Deferred tax assets	4,024	4,753
Other assets	2,889	3,982
Total assets	$928,321	$902,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$6,453	$1,518
Accounts payable	93,783	88,648
Accrued liabilities	44,730	68,248
Total current liabilities	144,966	158,414

Long-term debt, less current portion	181,945	158,957
Deferred tax liabilities	33,347	31,580
Other noncurrent liabilities	7,912	6,285
Total liabilities	368,170	355,236

Commitments and contingencies (Note 9)

Common stock, $0.01 par value (200,000,000 shares authorized and 106,324,356 and 104,571,839 shares issued, respectively)	1,063	1,046
Paid-in capital	615,351	603,849
Accumulated other comprehensive loss	(64,767)	(53,219)
Retained earnings	138,233	123,375
Treasury stock, at cost (15,524,613 and 15,366,504 shares, respectively)	(129,729)	(127,571)
Total stockholders’ equity	560,151	547,480
Total liabilities and stockholders' equity	$928,321	$902,716

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Revenues	$235,329	$201,663	$698,884	$543,374
Cost of revenues	194,730	164,587	569,665	442,608
Selling, general and administrative expenses	29,820	27,270	85,482	79,297
Other operating (income) loss, net	725	(76)	702	(127)
Operating income	10,054	9,882	43,035	21,596

Foreign currency exchange (gain) loss	(89)	174	594	1,100
Interest expense, net	3,668	3,586	10,659	10,245
Income from operations before income taxes	6,475	6,122	31,782	10,251

Provision for income taxes	2,831	3,469	10,070	6,949
Net income	$3,644	$2,653	$21,712	$3,302

Income per common share - basic:	$0.04	$0.03	$0.24	$0.04
Income per common share - diluted:	$0.04	$0.03	$0.23	$0.04

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017

Net income	$3,644	$2,653	$21,712	$3,302

Foreign currency translation adjustments (net of tax benefit of $0, $0, $987, $0)	(1,670)	1,657	(11,548)	9,481

Comprehensive income	$1,974	$4,310	$10,164	$12,783

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2016	$998	$558,966	$(63,208)	$129,873	$(126,086)	$500,543
Net income	—	—	—	3,302	—	3,302
Employee stock options, restricted stock and employee stock purchase plan	14	1,319	—	(350)	(1,007)	(24)
Stock-based compensation expense	—	8,458	—	—	—	8,458
Foreign currency translation	—	—	9,481	—	—	9,481
Balance at September 30, 2017	$1,012	$568,743	$(53,727)	$132,825	$(127,093)	$521,760

Balance at December 31, 2017	$1,046	$603,849	$(53,219)	$123,375	$(127,571)	$547,480
Cumulative effect of accounting changes	—	—	—	(6,764)	—	(6,764)
Net income	—	—	—	21,712	—	21,712
Employee stock options, restricted stock and employee stock purchase plan	17	3,005	—	(90)	(2,158)	774
Stock-based compensation expense	—	8,497	—	—	—	8,497
Foreign currency translation, net of tax	—	—	(11,548)	—	—	(11,548)
Balance at September 30, 2018	$1,063	$615,351	$(64,767)	$138,233	$(129,729)	$560,151

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$21,712	$3,302
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	34,346	28,998
Stock-based compensation expense	8,497	8,458
Provision for deferred income taxes	(2,149)	(3,489)
Net provision for doubtful accounts	2,708	1,386
Gain on sale of assets	(552)	(4,896)
Amortization of original issue discount and debt issuance costs	4,075	4,068
Change in assets and liabilities:
Increase in receivables	(16,531)	(73,512)
Increase in inventories	(34,829)	(17,348)
Increase in other assets	(1,476)	(1,621)
Increase in accounts payable	7,106	17,996
Increase (decrease) in accrued liabilities and other	(2,791)	52,421
Net cash provided by operating activities	20,116	15,763

Cash flows from investing activities:
Capital expenditures	(32,814)	(21,888)
Refund of proceeds from sale of a business	(13,974)	—
Proceeds from sale of property, plant and equipment	1,477	2,233
Business acquisitions, net of cash acquired	(249)	—
Net cash used in investing activities	(45,560)	(19,655)

Cash flows from financing activities:
Borrowings on lines of credit	275,801	84,900
Payments on lines of credit	(254,116)	(21,400)
Debt issuance costs	(149)	(342)
Proceeds from employee stock plans	3,813	2,107
Purchases of treasury stock	(3,811)	(2,761)
Other financing activities	2,140	1,487
Net cash provided by financing activities	23,678	63,991

Effect of exchange rate changes on cash	(3,798)	2,371

Net increase (decrease) in cash, cash equivalents, and restricted cash	(5,564)	62,470
Cash, cash equivalents, and restricted cash at beginning of period	65,460	95,299
Cash, cash equivalents, and restricted cash at end of period	$59,896	$157,769

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we refer to as “we,” “our” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. Our fiscal year end is December 31, our third quarter represents the three-month period ended September 30 and our first nine months represents the nine-month period ended September 30. The results of operations for the third quarter and first nine months of 2018 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2018, our results of operations for the third quarter and first nine months of 2018 and 2017, and our cash flows for the first nine months of 2018 and 2017. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2017 is derived from the audited consolidated financial statements at that date.
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
The adoption of this new guidance primarily affected the timing of revenue recognition for drilling fluid additive products provided to customers in the delivery of an integrated fluid system in our U.S. drilling fluids business. Under previous guidance, we recognized revenue for these products upon shipment of materials and passage of title, with a reserve for estimated product returns. Under the new guidance, we recognize revenue for these products when they are utilized, which generally occurs at the time of consumption by the customer. There was no material impact on reported revenues for the third quarter or first nine months of 2018 as a result of applying the new revenue recognition guidance.
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
Standards Not Yet Adopted
Leases. In February 2016, the FASB amended the guidance related to the accounting for leases. The new guidance provides principles for the recognition, measurement, presentation and disclosure of leases and requires lessees to recognize both assets and liabilities arising from financing and operating leases. The classification as either a financing or operating lease will determine whether lease expense is recognized based on an effective interest method basis or on a straight-line basis over the term of the lease, respectively. This guidance is effective for us in the first quarter of 2019, and will be applied using a modified retrospective transition method through a cumulative-effect adjustment, if any, to retained earnings as of the adoption date. As part of our assessment work to date, we have formed an implementation work team, conducted an analysis of the new guidance, implemented new software, and continue to review contracts in our lease portfolio. Based on our current lease portfolio, we anticipate the new guidance will require us to reflect additional assets and liabilities on our consolidated balance sheet; however, we have not yet completed an estimation of such amount and we are still evaluating the overall impact of the new guidance on our consolidated financial statements and related disclosures.

Credit Losses. In June 2016, the FASB issued new guidance which requires financial assets measured at amortized cost basis, including trade receivables, to be presented at the net amount expected to be collected. The new guidance requires an entity to estimate its lifetime “expected credit loss” for such assets at inception which will generally result in the earlier recognition of allowances for losses. This guidance is effective for us in the first quarter of 2020 with early adoption permitted, and will be applied using a modified retrospective transition method through a cumulative-effect adjustment, if any, to retained earnings as of the date of adoption. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
Note 2 – Business Combinations
In November 2017, we acquired certain assets and assumed certain liabilities of Well Service Group, Inc. and Utility Access Solutions, Inc. (together, “WSG”). The purchase price for this acquisition was $77.4 million, net of cash acquired, which included $45.0 million of cash consideration and the issuance of 3,361,367 shares of our common equity valued at $32.4 million. The results of operations of WSG are reported within the Mats and Integrated Services segment for the periods subsequent to the date of the acquisition.
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
The following table summarizes the amounts recognized for the assets acquired and liabilities assumed as of the November 13, 2017 acquisition date, updated for changes to the purchase price allocation in 2018.

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

Note 3 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income per share:

	Third Quarter		First Nine Months
(In thousands, except per share data)	2018	2017	2018	2017
Numerator
Net income - basic and diluted	$3,644	$2,653	$21,712	$3,302

Denominator
Weighted average common shares outstanding - basic	90,526	85,426	89,779	84,749
Dilutive effect of stock options and restricted stock awards	2,151	2,251	2,535	2,545
Dilutive effect of 2021 Convertible Notes	905	—	727	—
Weighted average common shares outstanding - diluted	93,582	87,677	93,041	87,294

Income per common share
Basic	$0.04	$0.03	$0.24	$0.04
Diluted	$0.04	$0.03	$0.23	$0.04
We excluded the following weighted-average potential shares from the calculations of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive:

	Third Quarter		First Nine Months
(In thousands)	2018	2017	2018	2017
Stock options and restricted stock awards	735	1,693	1,184	2,149
2017 Convertible Notes	—	7,569	—	7,569
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

Note 4 - Stock-Based and Other Long-Term Incentive Compensation
During the second quarter of 2018, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved equity-based compensation to executive officers and other key employees, consisting of 917,901 shares of restricted stock units which will primarily vest in equal installments over a three-year period. At September 30, 2018, there remained 1,041,661 shares available for award under the 2015 Employee Equity Incentive Plan (“2015 Plan”). In addition, during the second quarter of 2018, non-employee directors received a grant of 85,578 shares of restricted stock awards which will vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant date. The weighted average grant-date fair value was $10.58 per share for the restricted stock units and $10.75 per share for the restricted stock awards.
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
In connection with the retirement of our Senior Vice President, General Counsel and Chief Administrative Officer on September 30, 2018, we modified certain outstanding stock-based and other incentive awards. During the third quarter of 2018, we modified the vesting conditions of outstanding unvested restricted stock units, performance-based restricted stock units, stock options, and time-based and performance-based cash awards to allow for continued vesting after his retirement date, and to extend the exercise period of all of his outstanding options from 90 days from the date of retirement to the earlier of (a) 2 years from his retirement date or (b) the original expiration date of the award. As a result of the above modifications, we recognized a charge of $1.5 million for the third quarter of 2018.
Note 5 – Receivables
Receivables consisted of the following:

(In thousands)	September 30, 2018	December 31, 2017
Trade receivables:
Gross trade receivables	$254,170	$256,851
Allowance for doubtful accounts	(10,035)	(9,457)
Net trade receivables	244,135	247,394
Income tax receivables	5,745	6,905
Other receivables	14,134	11,567
Total receivables, net	$264,014	$265,866
Other receivables included $9.6 million and $10.8 million for value added, goods and service taxes related to foreign jurisdictions as of September 30, 2018 and December 31, 2017, respectively. As described in Note 1, the adoption of the new revenue recognition guidance resulted in an $8.4 million reduction in gross trade receivables as of January 1, 2018.
Note 6 – Inventories

Inventories consisted of the following:

(In thousands)	September 30, 2018	December 31, 2017
Raw materials:
Drilling fluids	$153,114	$123,022
Mats	1,351	1,419
Total raw materials	154,465	124,441
Blended drilling fluids components	37,831	30,495
Finished goods - mats	10,411	10,400
Total inventory	$202,707	$165,336
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
Note 7 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

	September 30, 2018			December 31, 2017
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
2021 Convertible Notes	$100,000	$(19,020)	$80,980	$100,000	$(22,643)	$77,357
ABL Facility	100,200	—	100,200	81,600	—	81,600
Other debt	7,218	—	7,218	1,518	—	1,518
Total debt	207,418	(19,020)	188,398	183,118	(22,643)	160,475
Less: current portion	(6,453)	—	(6,453)	(1,518)	—	(1,518)
Long-term debt	$200,965	$(19,020)	$181,945	$181,600	$(22,643)	$158,957
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of October 25, 2018, the notes were not convertible.
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
In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. As of September 30, 2018, the carrying amount of the debt component was $81.0 million, which is net of the unamortized debt discount and issuance costs of $17.1 million and $1.9 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the notes is approximately 11.3%.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement (as amended, the "ABL Facility") which amended and restated the prior asset-based revolving credit agreement. The ABL Facility provides financing of up to $150.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $225.0 million, subject to certain conditions. As of September 30, 2018, our total borrowing base availability under the ABL Facility was $150.0 million, of which $100.2 million was drawn, resulting in remaining availability of $49.8 million.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 175 to 275 basis points for LIBOR borrowings, and 75 to 175 basis points for base rate borrowings, based on the ratio of debt to consolidated EBITDA as defined in the ABL Facility. As of September 30, 2018, the applicable margin for borrowings under our ABL Facility was 200 basis points with respect to LIBOR borrowings and 100 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 4.4% at September 30, 2018. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of September 30, 2018 was 37.5 basis points.
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
Other Debt. Our foreign subsidiaries in Italy, India, and Canada maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. We had $4.0 million and $1.0 million, respectively, outstanding under these arrangements at September 30, 2018 and December 31, 2017.
At September 30, 2018, we had letters of credit issued and outstanding of $6.0 million that are collateralized by $6.1 million in restricted cash. Additionally, our foreign operations had $25.8 million outstanding in letters of credit and other guarantees, primarily issued under a credit arrangement in Italy as well as certain letters of credit that are collateralized by $1.5 million in restricted cash.

Our financial instruments include cash and cash equivalents, receivables, payables and debt. We believe the carrying values of these instruments, with the exception of our 2021 Convertible Notes, approximated their fair values at September 30, 2018 and December 31, 2017. The estimated fair value of our 2021 Convertible Notes was $127.8 million at September 30, 2018 and $127.3 million at December 31, 2017, based on quoted market prices at these respective dates.

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
The following summarizes the provisional amounts for the income tax effects of the Tax Act that were recorded as of December 31, 2017 and the measurement-period adjustments related to these items recognized during the first nine months of 2018 based on additional guidance provided by regulatory bodies as well as the preparation of our 2017 U.S. federal income tax return. While we have completed our 2017 federal tax compliance filing and related assessment of the income tax effects of the Tax Act, regulatory bodies continue to provide further interpretive guidance on applying the provisions of the Tax Act, particularly related to state tax matters which could require us to make further adjustments to the provisional amounts during the fourth quarter of 2018.
One-Time Transition Tax
The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. We recorded a provisional amount of $6.9 million in 2017 for our one-time transitional tax liability and income tax expense based on estimates of the effects of the Tax Act. In 2018, we finalized our one-time transitional tax liability in the amount of $4.6 million in connection with the completion of our 2017 U.S. federal income tax return and recognized a $2.3 million decrease to tax expense for the third quarter of 2018.
Taxes on Repatriation of Foreign Earnings
Prior to the Tax Act, we considered the unremitted earnings in our non-U.S. subsidiaries held directly by a U.S. parent to be indefinitely reinvested and, accordingly, had not provided any deferred income taxes. As a result of the Tax Act, we now intend to pursue repatriation of unremitted earnings in our non-U.S. subsidiaries held directly by a U.S. parent to the extent that such earnings have been included in the one-time transition tax discussed above, and subject to cash requirements to support the strategic objectives of the non-U.S. subsidiary. As such, we recorded a provisional amount of $7.0 million in 2017 for the estimated liability and income tax expense for any U.S. federal or state income taxes or additional foreign withholding taxes related to repatriation of such earnings. In addition, in 2017 we recognized certain foreign tax credits of $5.5 million in the U.S. related to the provisional accounting for taxes on repatriation of foreign earnings, however, we also recognized a full valuation allowance related to such tax assets as it is more likely than not that these assets will not be realized. In 2018, we finalized this estimated liability with no significant change to the $7.0 million amount provisionally recognized in 2017. Based on additional interpretive guidance by regulatory bodies, we adjusted the foreign tax credits related to the repatriation of foreign earnings to $5.7 million and also adjusted the related full valuation allowance. As a result, there was no significant impact of these adjustments included in income tax expense in 2018.
In 2018, our income tax provision includes the estimated expense for any U.S. federal and state income taxes from the new tax on certain foreign-sourced earnings as well as any additional foreign withholding taxes related to future repatriation of current year earnings in our non-U.S. subsidiaries held directly by a U.S. parent.
Deferred Tax Effects
The Tax Act reduced the U.S. corporate statutory tax rate from 35% to 21% for years after 2017. Accordingly, we remeasured our U.S. net deferred tax liabilities as of December 31, 2017 to reflect the reduced rate that will apply in future periods when those deferred taxes are settled or realized. We recognized a provisional deferred tax benefit of $17.4 million in 2017 to reflect the reduced U.S. tax rate on our estimated U.S. net deferred tax liabilities. Although the tax rate reduction was known, we had not completed our analysis of the effect of the Tax Act on the underlying deferred taxes for the items discussed above, and as such, the amounts recorded as of December 31, 2017 were provisional. In 2018, we revised our U.S. net deferred tax liabilities in connection with the completion of our 2017 U.S. federal income tax return and recognized a $0.6 million increase to tax expense for the third quarter of 2018 related to the reduced U.S. tax rate on the changes to the underlying deferred taxes.
The net tax benefit recognized in 2017 related to the Tax Act was $3.4 million. As we revised our analysis of the Tax Act in 2018 in connection with the completion of our 2017 U.S. federal income tax return, including assessment of additional guidance provided by regulatory bodies, we revised the cumulative net tax benefit related to the Tax Act to $5.1 million by recognizing an additional $1.7 million net tax benefit for the third quarter of 2018.
The provision for income taxes was $10.1 million for the first nine months of 2018, reflecting an effective tax rate of 32%, compared to $6.9 million for the first nine months of 2017, reflecting an effective tax rate of 68%. The provision for income taxes for the first nine months of 2018 includes a $1.7 million net benefit related to the Tax Act as discussed above as well as a $0.8 million net excess tax benefit primarily related to the vesting of certain stock-based compensation awards. Although the Tax Act reduced the U.S. corporate statutory tax rate effective January 1, 2018, our provision for income taxes in 2018 also includes the estimated expense for any U.S. federal and state income taxes from the new tax on certain foreign-sourced earnings as well as any additional foreign withholding taxes related to future repatriation of current year earnings from our non-U.S. subsidiaries. Due to the relative contribution of our domestic and foreign earnings, these taxes on certain foreign-sourced earnings and the impact of changes to deduction limitations from the Tax Act effectively offset the benefit of the lower U.S. corporate statutory tax rate in our 2018 provision for income taxes. The impact of the Tax Act on our effective tax rate in future periods will depend in large part on the relative contribution of our domestic and foreign earnings. The 2017 effective tax rate was negatively impacted by pre-tax losses in certain international jurisdictions, most notably Australia, and non-deductible expenses relative to the amount of pre-tax income.
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
Escrow Claims Related to the Sale of the Environmental Services Business
Under the terms of the March 2014 sale of our previous Environmental Services business to Ecoserv, LLC (“Ecoserv”), $8.0 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the purchase/sale agreement. In December 2014, we received a letter from Ecoserv asserting that we had breached certain representations and warranties contained in the purchase/sale agreement, including failing to disclose operational problems and service work performed on injection/disposal wells and increased barge rental costs. The letter indicated

that Ecoserv expected the damages associated with these claims to exceed the escrow amount. In July 2015 we filed an action against Ecoserv in state district court in Harris County, Texas, seeking release of the escrow funds. Thereafter, Ecoserv filed a counterclaim seeking recovery in excess of the escrow funds based on the alleged breach of representations and covenants in the purchase/sale agreement. Ecoserv also alleged that we committed fraud in connection with the March 2014 transaction. Following commencement of the trial in December 2017, we reached a settlement agreement with Ecoserv in the first quarter of 2018, under which Ecoserv received $22.0 million in cash, effectively reducing the net sales price of the Environmental Services business by such amount in exchange for dismissal of the pending claims in the lawsuit, and release of any future claims related to the March 2014 transaction. As a result of the settlement, we recognized a charge to discontinued operations in the fourth quarter of 2017 for $22.0 million ($17.4 million net of tax) to reduce the previously recognized gain from the sale of the Environmental Services business. The reduction in sales price was funded in the first quarter of 2018 with a cash payment of $14.0 million and release of the $8.0 million that had been held in escrow since the March 2014 transaction. In March 2018, the lawsuit was dismissed with prejudice. Litigation expenses related to this matter were included in corporate office expenses in operating income.
Kenedy, Texas Drilling Fluids Facility Fire
In July 2018, a fire occurred at our Kenedy, Texas drilling fluids facility, destroying the distribution warehouse, including inventory and surrounding equipment. In addition, nearby residences and businesses were evacuated as part of the response to the fire. In order to avoid any customer service disruptions, we implemented contingency plans to supply products from alternate facilities in the area and region. During the third quarter of 2018, we received a petition filed on behalf of 23 plaintiffs seeking a total of $1.5 million for alleged bodily injuries and property damage claimed to have been incurred as a result of the fire and the subsequent efforts we undertook to remediate any potential smoke damage. While no trial date has been set for the matter at this time, we have been advised by our insurer that these claims are insured under our general liability insurance program. While this event and related claims are covered by our property, business interruption, and general liability insurance programs, these programs contain self-insured retentions, which remain our financial obligations.
During the third quarter of 2018, we incurred fire-related costs of $4.6 million, which includes $1.9 million for inventory and property, plant and equipment, $1.9 million in property-related cleanup and other costs, and $0.8 million relating to our self-insured retention for third-party claims. Based on the provisions of our insurance policies and initial insurance claims filed, we estimated $3.8 million in expected insurance recoveries and recognized a charge of $0.8 million in other operating (income) loss, net, for the third quarter and first nine months of 2018. The insurance receivable balance included in other receivables as of September 30, 2018 was $3.8 million, which we expect to substantially collect by the end of 2018. As of September 30, 2018, the claims related to the fire under our property, business interruption, and general liability insurance programs have not been finalized.
Note 10 – Supplemental Disclosures to the Statements of Cash Flows
Supplemental disclosures to the statements of cash flows are presented below:

	First Nine Months
(In thousands)	2018	2017
Cash paid (received) for:
Income taxes (net of refunds)	$11,899	$(24,673)
Interest	$5,507	$4,385
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$52,243	$56,352
Restricted cash (included in other current assets)	7,653	9,108
Cash, cash equivalents, and restricted cash	$59,896	$65,460

Note 11 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Third Quarter		First Nine Months
(In thousands)	2018	2017	2018	2017
Revenues
Fluids systems	$180,970	$166,726	$538,087	$453,399
Mats and integrated services	54,359	34,937	160,797	89,975
Total revenues	$235,329	$201,663	$698,884	$543,374

Operating income (loss)
Fluids systems	$8,288	$7,930	$32,092	$20,145
Mats and integrated services	12,925	10,941	39,864	28,762
Corporate office	(11,159)	(8,989)	(28,921)	(27,311)
Operating income	$10,054	$9,882	$43,035	$21,596
The following table presents further disaggregated revenues for the Fluids Systems segment:

	Third Quarter		First Nine Months
(In thousands)	2018	2017	2018	2017
United States	$106,992	$97,439	$303,794	$251,265
Canada	16,960	13,642	51,317	40,731
Total North America	123,952	111,081	355,111	291,996
Latin America	6,340	8,809	23,157	26,467
Total Western Hemisphere	130,292	119,890	378,268	318,463

EMEA	46,614	45,847	147,595	131,143
Asia Pacific	4,064	989	12,224	3,793
Total Eastern Hemisphere	50,678	46,836	159,819	134,936

Total Fluids Systems revenues	$180,970	$166,726	$538,087	$453,399
The following table presents further disaggregated revenues for the Mats and Integrated Services segment:

	Third Quarter		First Nine Months
(In thousands)	2018	2017	2018	2017
Service revenues	$22,989	$6,710	$68,740	$21,056
Rental revenues	19,911	14,736	59,661	45,098
Product sales revenues	11,459	13,491	32,396	23,821
Total Mats and Integrated Services revenues	$54,359	$34,937	$160,797	$89,975
The Mats and Integrated Services segment includes the impact of the WSG acquisition completed in November 2017.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a geographically diversified supplier providing products, rentals, and services primarily to the oil and gas exploration and production (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services. In addition to the E&P industry, our Mats and Integrated Services segment serves a variety of industries, including the electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries.
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
While our revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the third quarter and first nine months of 2018 as compared to the same periods of 2017 is as follows:

	Third Quarter		2018 vs 2017
	2018	2017	Count	%
U.S. Rig Count	1,051	946	105	11%
Canada Rig Count	209	208	1	—%
North America Rig Count	1,260	1,154	106	9%

	First Nine Months		2018 vs 2017
	2018	2017	Count	%
U.S. Rig Count	1,019	861	158	18%
Canada Rig Count	195	207	(12)	(6)%
North America Rig Count	1,214	1,068	146	14%
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

Segment Overview
Our Fluids Systems segment, which generated 77% of consolidated revenues for the first nine months of 2018, provides customized fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific. International expansion, including the penetration of international and national oil companies, is a key element of our Fluids Systems strategy, which in recent years has helped to stabilize revenues as North American oil and gas exploration activities have fluctuated significantly. Our significant international contracts with recent developments include:

•
In Kuwait, we provide drilling fluids and related services for land operations under a multi-year contract with Kuwait Oil Company (“KOC”). Work under this contract began in the second half of 2014 and is expected to be completed by the end of 2018. KOC has recently initiated a new tender process for a multi-year period to provide drilling fluids and related services for land operations. We submitted our tender proposal in the third quarter of 2018 and awards are anticipated to be finalized by the end of 2018, although there are no assurances that we will receive a new contract.

•
In Algeria, we provide drilling fluids and related services to Sonatrach under Lot 1 and Lot 3 of a three-year contract awarded in 2015 (“2015 Contract”). Work under this contract began in the second quarter of 2015 and is expected to be completed in the fourth quarter of 2018. During the first quarter of 2018, Sonatrach initiated a new tender (“2018 Tender”), for a three-year term succeeding the 2015 Contract. For the 2018 Tender, Sonatrach adopted a change in its procurement process, limiting the number of Lots that could be awarded to major service providers. We were awarded a new contract pursuant to the 2018 Tender. As a consequence of the change in the procurement process, the new award under the 2018 Tender will result in lower revenues from Sonatrach. Based upon the new contract award, we expect that revenue from Sonatrach under the 2018 Tender will be approximately $125 million over the three-year term, which would result in a reduction of approximately $25 million per year as compared to the recent activity levels. The impact of the new contract is expected to begin in the fourth quarter of 2018, as work transitions from the 2015 Contract to the contract awarded under the 2018 Tender.

•
In Australia, we provide drilling fluids and related services under a contract with Baker Hughes, a GE Company (“Baker Hughes”) as part of its integrated service offering in support of the Greater Enfield project in offshore Western Australia. Work under this contract began in the first quarter of 2018.

•
In Brazil, we provide drilling fluids and related services under a multi-year contract with Petrobras for both onshore and offshore locations. Work under this contract began in the first half of 2009 and is scheduled to conclude in December 2018. In the second quarter of 2018, we submitted our proposal for Petrobras’ recent tender, covering fluids products and services for a three-year term. Petrobras has delayed any award of a new three-year contract pending further internal review, but has announced a shorter six-month contract award to another supplier. Consequently, we recognized charges of $1.1 million in Brazil during the third quarter of 2018 primarily related to severance costs associated with our planned workforce reductions in the fourth quarter of 2018 in connection with the scheduled completion of the current contract with Petrobras. For the third quarter and first nine months of 2018, our Brazilian subsidiary generated revenues of $5.5 million and $18.7 million, respectively, and an operating loss of $1.2 million and $1.3 million, respectively, substantially all of which related to the Petrobras contract.

In addition to our international expansion efforts, we are also expanding our presence in North America, capitalizing on our capabilities, infrastructure, and strong market position in North American land drilling fluids markets to expand our drilling fluids presence within the deepwater Gulf of Mexico, as well as our presence in adjacent product offerings, including completion fluids and stimulation chemicals. To support this effort, we are incurring start-up costs, including costs associated with additional personnel and facility-related expenses, as well as making additional capital investments.
Our Mats and Integrated Services segment, which generated 23% of consolidated revenues for the first nine months of 2018, provides composite mat rentals utilized for temporary worksite access, along with site construction and related site services to customers in various markets including oil and gas exploration and production, electrical transmission & distribution, pipeline, solar, petrochemical and construction across North America and Europe. We also sell composite mats to customers outside of the U.S. and to domestic customers outside of the E&P market. Following our efforts in recent years to diversify our customer base, Mats and Integrated Services segment revenues from non-E&P markets represented approximately half of our segment revenues for the first nine months of 2018.
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

WSG contributed approximately $55 million of revenues to the Mats and Integrated Services segment for the first nine months of 2018.
Third Quarter of 2018 Compared to Third Quarter of 2017
Consolidated Results of Operations
Summarized results of operations for the third quarter of 2018 compared to the third quarter of 2017 are as follows:

	Third Quarter		2018 vs 2017
(In thousands)	2018	2017	$	%
Revenues	$235,329	$201,663	$33,666	17%
Cost of revenues	194,730	164,587	30,143	18%
Selling, general and administrative expenses	29,820	27,270	2,550	9%
Other operating (income) loss, net	725	(76)	801	NM
Operating income	10,054	9,882	172	2%

Foreign currency exchange (gain) loss	(89)	174	(263)	NM
Interest expense, net	3,668	3,586	82	2%
Income from operations before income taxes	6,475	6,122	353	6%

Provision for income taxes	2,831	3,469	(638)	(18)%
Net income	$3,644	$2,653	$991	37%
Revenues
Revenues increased 17% to $235.3 million for the third quarter of 2018, compared to $201.7 million for the third quarter of 2017. This $33.7 million increase includes a $31.2 million (22%) increase in revenues in North America, comprised of a $12.9 million increase in our Fluids Systems segment and $18.4 million increase in the Mats and Integrated Services segment. Revenues from our international operations increased by $2.4 million (4%), primarily reflecting an increase from our Asia Pacific region partially offset by a decrease from our Latin America region. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 18% to $194.7 million for the third quarter of 2018, compared to $164.6 million for the third quarter of 2017. The 18% increase in cost of revenues was primarily driven by the 17% increase in revenues as well as costs associated with our North American market expansion efforts. In addition, we recognized charges of $1.1 million in Brazil during the third quarter of 2018 primarily related to severance costs associated with our planned workforce reductions in the fourth quarter of 2018 in connection with the scheduled completion of the current contract with Petrobras. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $2.6 million (9%) to $29.8 million for the third quarter of 2018, compared to $27.3 million for the third quarter of 2017. The increase in expenses includes a corporate office charge of $1.8 million in the third quarter of 2018 associated with the retirement and transition of our Senior Vice President, General Counsel and Chief Administrative Officer, primarily reflecting the impact of modifications to certain outstanding stock-based and other incentive awards. In addition, expenses increased in the Mats and Integrated Services segment, including costs attributable to the WSG acquisition. Selling, general and administrative expenses as a percentage of revenues decreased to 13% for the third quarter of 2018 from 14% for the third quarter of 2017.
Other operating (income) loss, net
In July 2018, a fire occurred at our Kenedy, Texas drilling fluids facility, destroying the distribution warehouse, including inventory and surrounding equipment. In addition, nearby residences and businesses were evacuated as part of the response to the fire. In order to avoid any customer service disruptions, we implemented contingency plans to supply products from alternate facilities in the area and region. While this event and related claims are covered by our property, business interruption, and general liability insurance programs, these programs contain self-insured retentions, which remain our financial obligations.

Based on the provisions of our insurance policies and initial insurance claims filed, we recognized a charge of $0.8 million in other operating (income) loss, net, for the third quarter of 2018. As of September 30, 2018, the claims related to the fire under our property, business interruption, and general liability insurance programs have not been finalized.
Foreign currency exchange
Foreign currency exchange was a $0.1 million gain for the third quarter of 2018 compared to a $0.2 million loss for the third quarter of 2017, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $3.7 million for the third quarter of 2018 compared to $3.6 million for the third quarter of 2017. Interest expense in each of the third quarter of 2018 and 2017 includes $1.4 million in noncash amortization of original issue discount and debt issuance costs.
Provision for income taxes
The provision for income taxes was $2.8 million for the third quarter of 2018, reflecting an effective tax rate of 44%, compared to $3.5 million for the third quarter of 2017, reflecting an effective tax rate of 57%. The provision for income taxes for the third quarter of 2018 includes a $0.6 million net benefit primarily related to finalizing our 2017 income tax returns in the U.S. and certain foreign tax jurisdictions, including a $1.7 million net benefit related to our revisions to the income tax effects of the Tax Act as discussed below.
Although the Tax Act reduced the U.S. corporate statutory tax rate from 35% to 21% effective January 1, 2018, our provision for income taxes in 2018 also includes the estimated expense for any U.S. federal and state income taxes from the new tax on certain foreign-sourced earnings as well as any additional foreign withholding taxes related to future repatriation of current year earnings from our non-U.S. subsidiaries. Due to the relative contribution of our domestic and foreign earnings, these taxes on certain foreign-sourced earnings and the impact of changes to deduction limitations from the Tax Act effectively offset the benefit of the lower U.S. corporate statutory tax rate in our 2018 provision for income taxes. The 2017 effective tax rate was negatively impacted by pre-tax losses in certain international jurisdictions, most notably Australia, and non-deductible expenses relative to the amount of pre-tax income.
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
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our 2017 financial statements. Based on additional guidance provided by regulatory bodies and the preparation of our 2017 U.S. federal income tax return in 2018, we recognized a $1.7 million net tax benefit in the third quarter of 2018 to reflect measurement-period adjustments to the provisional amounts recognized in 2017 for the income tax effects of the Tax Act.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter		2018 vs 2017
(In thousands)	2018	2017	$	%
Revenues
Fluids systems	$180,970	$166,726	$14,244	9%
Mats and integrated services	54,359	34,937	19,422	56%
Total revenues	$235,329	$201,663	$33,666	17%

Operating income (loss)
Fluids systems	$8,288	$7,930	$358
Mats and integrated services	12,925	10,941	1,984
Corporate office	(11,159)	(8,989)	(2,170)
Operating income	$10,054	$9,882	$172

Segment operating margin
Fluids systems	4.6%	4.8%
Mats and integrated services	23.8%	31.3%

Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2018 vs 2017
(In thousands)	2018	2017	$	%
United States	$106,992	$97,439	$9,553	10%
Canada	16,960	13,642	3,318	24%
Total North America	123,952	111,081	12,871	12%
Latin America	6,340	8,809	(2,469)	(28)%
Total Western Hemisphere	130,292	119,890	10,402	9%

EMEA	46,614	45,847	767	2%
Asia Pacific	4,064	989	3,075	311%
Total Eastern Hemisphere	50,678	46,836	3,842	8%

Total Fluids Systems revenues	$180,970	$166,726	$14,244	9%
North American revenues increased 12% to $124.0 million for the third quarter of 2018 compared to $111.1 million for the third quarter of 2017. This increase was primarily attributable to the 9% increase in North American average rig count along with market share gains in the North American land market as compared to the prior year.
Internationally, revenues increased 2% to $57.0 million for the third quarter of 2018 compared to $55.6 million for the third quarter of 2017. This increase was primarily attributable to a $3.0 million increase in Australia related to the Baker Hughes Greater Enfield project, as well as increased activity in Albania and Kuwait, partially offset by lower activity in Algeria, Italy, and Brazil.
Operating Income
The Fluids Systems segment generated operating income of $8.3 million for the third quarter of 2018 compared to $7.9 million for the third quarter of 2017. The improvement in operating results includes a $0.2 million improvement from North American operations, reflecting the incremental income generated from the $12.9 million increase in revenues discussed above, partially offset by an increase in operating expenses. Operating expenses for the third quarter of 2018 include $0.8 million of charges associated with the Kenedy, Texas facility fire discussed above, as well as increased start-up costs associated with our product line expansion into stimulation chemicals and completion fluids, including $0.6 million of non-capitalizable expenses related to the upgrade and conversion of a drilling fluids facility into a completion fluids facility. Operating income from international operations increased by $0.2 million, primarily related to the increase in revenues described above, substantially offset by a $1.1 million charge in Brazil primarily related to severance costs associated with our planned workforce reductions in the fourth quarter of 2018 in connection with the scheduled completion of the current contract with Petrobras.
As discussed above, our contract with Petrobras in Brazil is scheduled to conclude in December 2018. Petrobras has delayed any award of a new three-year contract pending further internal review, but has announced a shorter six-month contract award to another supplier. The profitability of our business in Brazil remains highly dependent on increasing levels of drilling activity by Petrobras or other E&P customers. In the absence of a new contract award from Petrobras or an increase in longer-term drilling activity with other E&P customers, we may incur additional charges related to cost reduction efforts, or potential asset impairments, which may negatively impact our future operating results.

Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2018 vs 2017
(In thousands)	2018	2017	$	%
Service revenues	$22,989	$6,710	$16,279	243%
Rental revenues	19,911	14,736	5,175	35%
Product sales revenues	11,459	13,491	(2,032)	(15)%
Total Mats and Integrated Services revenues	$54,359	$34,937	$19,422	56%
Service revenues for the third quarter of 2018 increased $16.3 million compared to the third quarter of 2017 with substantially all of this increase attributable to the WSG acquisition completed in November 2017. Rental revenues for the third quarter of 2018 increased $5.2 million compared to the third quarter of 2017, primarily attributable to increases in pressure pumping applications as well as the impact of our continuing efforts to expand into non-E&P rental markets.
Product sales revenues were $11.5 million for the third quarter of 2018 compared to $13.5 million for the third quarter of 2017. Revenues from product sales have typically fluctuated based on the timing of mat orders from customers.
Operating Income
Segment operating income increased by $2.0 million to $12.9 million for the third quarter of 2018 compared to $10.9 million for the third quarter of 2017, attributable to increases in revenues as described above.
Operating results for the third quarter of 2018 include approximately $19 million of revenues associated with the WSG acquisition completed in November 2017. The acquired business is predominately focused on site services, as opposed to product sales and rentals, which has shifted the sales mix toward service revenues in 2018, as compared to 2017. While the incremental service revenues provide a positive impact to segment operating income, this shift in revenue mix, along with depreciation and amortization expense related to the purchase accounting allocation, reduce the overall segment operating margin in 2018 as compared to 2017. See Note 2 for further discussion of the WSG acquisition.
Corporate Office
Corporate office expenses increased $2.2 million to $11.2 million for the third quarter of 2018 compared to $9.0 million for the third quarter of 2017. This increase was driven by $1.8 million in charges associated with the retirement and transition of our Senior Vice President, General Counsel and Chief Administrative Officer, primarily reflecting the impact of modifications to certain outstanding stock-based and other incentive awards.

First Nine Months of 2018 Compared to First Nine Months of 2017
Consolidated Results of Operations
Summarized results of operations for the first nine months of 2018 compared to the first nine months of 2017 are as follows:

	First Nine Months		2018 vs 2017
(In thousands)	2018	2017	$	%
Revenues	$698,884	$543,374	$155,510	29%
Cost of revenues	569,665	442,608	127,057	29%
Selling, general and administrative expenses	85,482	79,297	6,185	8%
Other operating (income) loss, net	702	(127)	829	NM
Operating income	43,035	21,596	21,439	99%

Foreign currency exchange loss	594	1,100	(506)	NM
Interest expense, net	10,659	10,245	414	4%
Income from operations before income taxes	31,782	10,251	21,531	NM

Provision for income taxes	10,070	6,949	3,121	45%
Net income	$21,712	$3,302	$18,410	NM
Revenues
Revenues increased 29% to $698.9 million for the first nine months of 2018, compared to $543.4 million for the first nine months of 2017. This $155.5 million increase includes a $131.9 million (35%) increase in revenues in North America, comprised of a $63.1 million increase in our Fluids Systems segment and $68.8 million increase in the Mats and Integrated Services segment. Revenues from our international operations increased by $23.6 million (14%), primarily driven by increases in our EMEA and Asia Pacific regions partially offset by a decrease in our Latin America region. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 29% to $569.7 million for the first nine months of 2018, compared to $442.6 million for the first nine months of 2017. The 29% increase in cost of revenues was primarily driven by the 29% increase in revenues as well as costs associated with our North American market expansion efforts. In addition, we recognized charges of $1.1 million in Brazil during the third quarter of 2018 primarily related to severance costs associated with our planned workforce reductions in the fourth quarter of 2018 in connection with the scheduled completion of the current contract with Petrobras. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $6.2 million (8%) to $85.5 million for the first nine months of 2018, compared to $79.3 million for the first nine months of 2017. The increase in expenses was primarily driven by an increase in the Mats and Integrated Services segment, including costs attributable to the WSG acquisition. In addition, the first nine months of 2018 includes a corporate office charge of $1.8 million associated with the retirement and transition of our Senior Vice President, General Counsel and Chief Administrative Officer, primarily reflecting the impact of modifications to certain outstanding stock-based and other incentive awards. Selling, general and administrative expenses as a percentage of revenues decreased to 12% for the first nine months of 2018 from 15% for the first nine months of 2017.
Other operating (income) loss, net
Other operating (income) loss, net for the first nine months of 2018 includes the $0.8 million charge recognized in the third quarter of 2018 associated with the Kenedy, Texas drilling fluids facility fire as discussed above.
Foreign currency exchange
Foreign currency exchange was a $0.6 million loss for the first nine months of 2018 compared to a $1.1 million loss for the first nine months of 2017, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.

Interest expense, net
Interest expense was $10.7 million for the first nine months of 2018 compared to $10.2 million for the first nine months of 2017. Interest expense in each of the first nine months of 2018 and 2017 includes $4.1 million in noncash amortization of original issue discount and debt issuance costs.
Provision for income taxes
The provision for income taxes was $10.1 million for the first nine months of 2018, reflecting an effective tax rate of 32%, compared to $6.9 million for the first nine months of 2017, reflecting an effective tax rate of 68%. The provision for income taxes for the first nine months of 2018 includes a $1.7 million net benefit related to the Tax Act as discussed above as well as a $0.8 million net excess tax benefit primarily related to the vesting of certain stock-based compensation awards during the period. The 2017 effective tax rate was negatively impacted by pre-tax losses in certain international jurisdictions, most notably Australia, and non-deductible expenses relative to the amount of pre-tax income.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Nine Months		2018 vs 2017
(In thousands)	2018	2017	$	%
Revenues
Fluids systems	$538,087	$453,399	$84,688	19%
Mats and integrated services	160,797	89,975	70,822	79%
Total revenues	$698,884	$543,374	$155,510	29%

Operating income (loss)
Fluids systems	$32,092	$20,145	$11,947
Mats and integrated services	39,864	28,762	11,102
Corporate office	(28,921)	(27,311)	(1,610)
Operating income	$43,035	$21,596	$21,439

Segment operating margin
Fluids systems	6.0%	4.4%
Mats and integrated services	24.8%	32.0%

Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2018 vs 2017
(In thousands)	2018	2017	$	%
United States	$303,794	$251,265	$52,529	21%
Canada	51,317	40,731	10,586	26%
Total North America	355,111	291,996	63,115	22%
Latin America	23,157	26,467	(3,310)	(13)%
Total Western Hemisphere	378,268	318,463	59,805	19%

EMEA	147,595	131,143	16,452	13%
Asia Pacific	12,224	3,793	8,431	222%
Total Eastern Hemisphere	159,819	134,936	24,883	18%

Total Fluids Systems revenues	$538,087	$453,399	$84,688	19%
North American revenues increased 22% to $355.1 million for the first nine months of 2018 compared to $292.0 million for the first nine months of 2017. This increase was primarily attributable to the 14% increase in North American average rig count along with market share gains in both the North American land markets and the offshore Gulf of Mexico market, along with an increase in customer spending per well in the first nine months of 2018, as compared to the prior year.
Internationally, revenues increased 13% to $183.0 million for the first nine months of 2018 compared to $161.4 million for the first nine months of 2017. This increase was primarily attributable to a $16.8 million improvement in Romania, as higher oil prices resulted in an increase in drilling activity, along with an $8.5 million increase in Australia related to the Baker Hughes Greater Enfield project, as well as increased activity in Kuwait and Albania, partially offset by lower activity in Italy, Algeria, and Brazil.
Operating Income
The Fluids Systems segment generated operating income of $32.1 million for the first nine months of 2018 compared to operating income of $20.1 million for the first nine months of 2017. The improvement in operating results includes a $9.5 million improvement from North American operations, reflecting the incremental income generated from the $63.1 million increase in revenues discussed above, partially offset by an increase in operating expenses. Operating expenses for the first nine months of 2018 include $0.8 million of charges associated with the Kenedy, Texas facility fire discussed above, as well as increased start-up costs associated with our product line expansion into stimulation chemicals and completion fluids, including $0.6 million of non-capitalizable expenses related to the upgrade and conversion of a drilling fluids facility into a completion fluids facility. Operating income from international operations increased by $2.4 million, primarily related to the increase in revenues described above, partially offset by a $1.1 million charge in Brazil primarily related to severance costs associated with our planned workforce reductions, as discussed above.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2018 vs 2017
(In thousands)	2018	2017	$	%
Service revenues	$68,740	$21,056	$47,684	226%
Rental revenues	59,661	45,098	14,563	32%
Product sales revenues	32,396	23,821	8,575	36%
Total Mats and Integrated Services revenues	$160,797	$89,975	$70,822	79%
Service revenues for the first nine months of 2018 increased $47.7 million compared to the first nine months of 2017 with substantially all of this increase attributable to the WSG acquisition completed in November 2017. Rental revenues for the first nine months of 2018 increased $14.6 million compared to first nine months of 2017 primarily attributable to increases in pressure pumping applications as well as the impact of our continuing efforts to expand into non-E&P rental markets.
Product sales revenues were $32.4 million for the first nine months of 2018 compared to $23.8 million for the first nine months of 2017. Revenues from product sales have typically fluctuated based on the timing of mat orders from customers, however, the improvement in 2018 is primarily attributable to our continued efforts to expand our sales into non-E&P markets.
Operating Income
Segment operating income increased by $11.1 million to $39.9 million for the first nine months of 2018 compared to $28.8 million for the first nine months of 2017, attributable to increases in revenues as described above.
Operating results for the first nine months of 2018 include approximately $55 million of revenues associated with the WSG acquisition completed in November 2017. The acquired business is predominately focused on site services, as opposed to product sales and rentals, which has shifted the sales mix toward service revenues in 2018, as compared to 2017. While the incremental service revenues provide a positive impact to segment operating income, this shift in revenue mix, along with depreciation and amortization expense related to the purchase accounting allocation, reduce the overall segment operating margin in 2018 as compared to 2017. See Note 2 for further discussion of the acquisition.
Corporate Office
Corporate office expenses increased $1.6 million to $28.9 million for the first nine months of 2018 compared to $27.3 million for the first nine months of 2017. This increase was driven by $1.8 million in charges associated with the retirement and transition of our Senior Vice President, General Counsel and Chief Administrative Officer, primarily reflecting the impact of modifications to certain outstanding stock-based and other incentive awards. In addition, lower spending related to legal matters and strategic planning efforts were partially offset by an increase in personnel costs.

Liquidity and Capital Resources
Net cash provided by operating activities was $20.1 million for the first nine months of 2018 compared to $15.8 million for the first nine months of 2017. The first nine months of 2017 included the receipt of a $37.2 million tax refund received in the second quarter of 2017. Excluding this amount, net cash provided by operating activities increased by $41.5 million in the first nine months of 2018 compared to the first nine months of 2017 due to an improvement in operating results and decreases in the growth of working capital. During the first nine months of 2018, net income adjusted for non-cash items provided cash of $68.6 million, while changes in working capital used $48.5 million of cash.
Net cash used in investing activities was $45.6 million for the first nine months of 2018, including capital expenditures of $32.8 million and the $14 million payment to refund a portion of the net sales price of the Environmental Services business (see Note 9 for further discussion). Capital expenditures during the first nine months of 2018 included $19.9 million for the Mats and Integrated Services segment, including $13.7 million of investments in the mat rental fleet, and $10.8 million for the Fluids Systems segment.
Net cash provided by financing activities was $23.7 million for the first nine months of 2018. We borrowed a net $18.6 million on our ABL Facility (as defined below) during the first nine months of 2018 primarily to fund investing activities as described above.
As of September 30, 2018, we had cash on hand of $52.2 million, substantially all of which resides within our international subsidiaries, including $14.3 million of our total cash balance in Algeria. As a result of the Tax Act as previously described, in the third quarter of 2018, we began repatriating excess cash from certain of our international subsidiaries and we intend to further pursue repatriation of available cash in these international subsidiaries subject to cash requirements to support the strategic objectives of these international subsidiaries. We anticipate that future working capital requirements for our operations will fluctuate directionally with revenues. In addition, we expect total 2018 capital expenditures to be approximately $40 million. Availability under our ABL Facility also provides additional liquidity as discussed further below. Total availability under the ABL Facility will fluctuate directionally based on the level of eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet. We expect our available cash on-hand, cash generated by operations and remaining availability under our ABL Facility to be adequate to fund current operations during the next 12 months.
Our capitalization is as follows:

(In thousands)	September 30, 2018	December 31, 2017
2021 Convertible Notes	$100,000	$100,000
ABL Facility	100,200	81,600
Other debt	7,218	1,518
Unamortized discount and debt issuance costs	(19,020)	(22,643)
Total debt	$188,398	$160,475

Stockholder's equity	560,151	547,480
Total capitalization	$748,549	$707,955

Total debt to capitalization	25.2%	22.7%
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of October 25, 2018, the notes were not convertible.
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
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement (as amended, the “ABL Facility”) which amended and restated the prior asset-based revolving credit agreement. The ABL Facility provides financing of up to $150.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $225.0 million, subject to certain conditions.  As of September 30, 2018, our total borrowing base availability under the ABL Facility was $150.0 million, of which $100.2 million was drawn, resulting in remaining availability of $49.8 million.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 175 to 275 basis points for LIBOR borrowings, and 75 to 175 basis points for base rate borrowings, based on the ratio of debt to consolidated EBITDA as defined in the ABL Facility. As of September 30, 2018, the applicable margin for borrowings under our ABL Facility was 200 basis points with respect to LIBOR borrowings and 100 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 4.4% at September 30, 2018. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of September 30, 2018 was 37.5 basis points.
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
Other Debt. Our foreign subsidiaries in Italy, India, and Canada maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. Advances under these short-term credit arrangements are typically based on a percentage of the subsidiary’s accounts receivable or firm contracts with certain customers. We had $4.0 million and $1.0 million, respectively, outstanding under these arrangements at September 30, 2018 and December 31, 2017.
At September 30, 2018, we had letters of credit issued and outstanding of $6.0 million that are collateralized by $6.1 million in restricted cash. Additionally, our foreign operations had $25.8 million outstanding in letters of credit and other guarantees, primarily issued under a credit arrangement in Italy as well as certain letters of credit that are collateralized by $1.5 million in restricted cash.
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
Interest Rate Risk
At September 30, 2018, we had total principal amounts outstanding under financing arrangements of $207.4 million, including $100.0 million of borrowings under our 2021 Convertible Notes which bear interest at a fixed rate of 4.0% and $100.2 million of borrowings under our ABL Facility. Borrowings under our ABL Facility are subject to a variable interest rate as determined by the ABL Facility. The weighted average interest rate at September 30, 2018 for the ABL Facility was 4.4%. Based on the balance of variable rate debt at September 30, 2018, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $1.0 million.
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
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2018, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Under the terms of the March 2014 sale of the Environmental Services business to Ecoserv, $8.0 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the purchase/sale agreement. In December 2014, we received a letter from Ecoserv asserting that we had breached certain representations and warranties contained in the purchase/sale agreement, including failing to disclose operational problems and service work performed on injection/disposal wells and increased barge rental costs. The letter indicated that Ecoserv expected the damages associated with these claims to exceed the escrow amount. In July 2015, we filed the action against Ecoserv referenced above. Thereafter, Ecoserv filed a counterclaim seeking recovery in excess of the escrow funds based on the alleged breach of representations and covenants in the purchase/sale agreement. Ecoserv also alleged that we committed fraud in connection with the March 2014 transaction. Following commencement of the trial in December 2017, we reached a settlement agreement with Ecoserv in the first quarter of 2018, under which Ecoserv received $22.0 million in cash, effectively reducing the net sales price of the Environmental Services business by such amount in exchange for dismissal of the pending claims in the lawsuit, and release of any future claims related to the March 2014 transaction. As a result of the settlement, we recognized a charge to discontinued operations in the fourth quarter of 2017 for $22.0 million ($17.4 million net of tax) to reduce the previously recognized gain from the sale of the Environmental Services business. The reduction in sales price was funded in the first quarter of 2018 with a cash payment of $14.0 million and release of the $8.0 million that had been held in escrow since the March 2014 transaction. In March 2018, the lawsuit was dismissed with prejudice. Litigation expenses related to this matter were included in corporate office expenses in operating income.

ITEM 1A.	Risk Factors
There have been no material changes during the period ended September 30, 2018 in our “Risk Factors” as discussed in Item 1A to our Annual Report on Form 10‑K for the year ended December 31, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	The following table details our repurchases of shares of our common stock, for the three months ended September 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
July 2018	—	$—	—	$33.5
August 2018	70,894	$10.40	—	$33.5
September 2018	—	$—	—	$33.5
Total	70,894	$10.40	—
(1) During the three months ended September 30, 2018, we purchased an aggregate of 70,894 shares surrendered in lieu of taxes under vesting of restricted shares.
Our Board of Directors has approved a repurchase program that authorizes us to purchase up to $100.0 million of our outstanding shares of common stock in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows and available cash on hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. There were no share repurchases under the program during the first nine months of 2018 or 2017. As of September 30, 2018, there was $33.5 million of authorization remaining under the program.

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

†10.1
Amended Employment Agreement with Mark J. Airola dated August 15, 2018, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 21, 2018 (SEC File No. 001-02960)

*31.1	Certification of Paul L. Howes pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*95.1	Reporting requirements under the Mine Safety and Health Administration
*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.DEF	XBRL Definition Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document
†    Management compensation plan or agreement
*    Filed herewith
**    Furnished herewith

NEWPARK RESOURCES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2018

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