Form 10-K
period 2018-12-31
NEWPARK RESOURCES INC
filed 2019-02-22
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-02960
Newpark Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1123385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9320 Lakeside Boulevard, Suite 100
The Woodlands, Texas	77381
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (281) 362-6800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No  √
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No  √
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   √    No ___
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  √   No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  √
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer √	Accelerated filer ___
Non-accelerated filer ___	Smaller reporting company ___
Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No  √
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2018, was $957.0 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.
As of February 19, 2019, a total of 90,274,914 shares of common stock, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference:
Pursuant to General Instruction G(3) to this Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders.

NEWPARK RESOURCES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking statements in other materials we release to the public. Words such as “will,” “may,” “could,” “would,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties, contingencies and other factors, some of which are beyond our control, are difficult to predict and could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, these statements.
We assume no obligation to update, amend, or clarify publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by securities laws. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.
For further information regarding these and other factors, risks, and uncertainties affecting us, we refer you to the risk factors set forth in Item 1A "Risk Factors" of this Annual Report on Form 10-K.

PART I
ITEM 1. Business
General
Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. We are a geographically diversified supplier providing products, rentals, and services primarily to the oil and natural gas exploration and production (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services. Our Fluids Systems segment provides customized fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific. Our Mats and Integrated Services segment provides composite mat rentals utilized for temporary worksite access, along with site construction and related site services to customers in various markets including E&P, electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries across North America and Europe. We also sell composite mats to customers around the world.
Our principal executive offices are located at 9320 Lakeside Boulevard, Suite 100, The Woodlands, Texas 77381. Our telephone number is (281) 362-6800. You can find more information about us on our website located at www.newpark.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our website. These reports are available as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our Code of Ethics, our Corporate Governance Guidelines, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter are also posted to the corporate governance section of our website. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
When referring to Newpark Resources, Inc. (“Newpark,” the “Company,” “we,” “our,” or “us”), the intent is to refer to Newpark Resources, Inc. and its subsidiaries as a whole or on a segment basis, depending on the context in which the statements are made. The reference to a “Note” herein refers to the accompanying Notes to Consolidated Financial Statements contained in Item 8 “Financial Statements and Supplementary Data.”
Industry Fundamentals
Our operating results depend, to a large extent, on oil and natural gas drilling activity levels in the markets we serve, and particularly for the Fluids Systems segment, the nature of the drilling operations (including the depth and whether the wells are drilled vertically or horizontally), which governs the revenue potential of each well. Drilling activity levels, in turn, depend on a variety of factors, including oil and natural gas commodity pricing, inventory levels, product demand, and regulatory restrictions. Oil and natural gas prices and activity are cyclical and volatile and this market volatility has a significant impact on our operating results. Beginning late 2014 and continuing through early 2016, the price of oil declined dramatically from the price levels in prior years. As a result, E&P drilling activity levels significantly declined in North America and many global markets over this period. Oil prices and drilling activity have since improved from the lows reached in early 2016, but remain lower than pre-downturn levels and continue to be volatile. While our revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. The average Baker Hughes North America Rotary Rig Count was 1,223 in 2018, compared to 1,083 in 2017, and 639 in 2016.
The declining E&P drilling activity levels in 2015 and 2016 reduced the demand for our services, negatively impacted customer pricing, and resulted in elevated costs associated with workforce reductions, all of which negatively impacted our profitability. Further, due to the fact that our business contains substantial levels of fixed costs, including significant facility and personnel expenses, North American operating margins in both operating segments were negatively impacted by the lower customer demand during this period.
Outside of North America, drilling activity is generally more stable as drilling activity in many countries is based on longer-term economic projections and multi-year drilling programs, which tends to reduce the impact of short-term changes in commodity prices on overall drilling activity. Although drilling activity levels in certain of our international markets have declined in recent years, as a whole, our international activities have remained relatively stable, primarily driven by key contracts with national oil companies. International expansion, including the penetration of international oil companies ("IOCs") and national oil companies ("NOCs"), is a key element of our Fluids Systems strategy.
In addition to our international expansion efforts, we are also expanding our presence in North America, capitalizing on our capabilities, infrastructure, and strong market position in the North American land drilling fluids markets to expand our drilling fluids presence within the deepwater Gulf of Mexico, as well as our presence in adjacent product offerings, including completion fluids and stimulation chemicals.

Our Mats and Integrated Services segment serves a variety of industries in addition to the E&P industry, including the electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries. The demand for our products and services from customers in these industries is driven, in part, by infrastructure construction and maintenance activity levels in these industries within the U.S.
Reportable Segments
Fluids Systems
Our Fluids Systems segment provides drilling and completion fluids products and technical services to customers in the North America, EMEA, Latin America, and Asia Pacific regions. We offer customized solutions for highly technical drilling projects involving complex subsurface conditions such as horizontal, directional, geologically deep, or drilling in deep water. These projects require increased monitoring and critical engineering support of the fluids system during the drilling process. In addition, our Fluids Systems offering is expanding into adjacent areas of chemistry, including stimulation chemicals, which are utilized extensively by E&P operators in the U.S. to stimulate hydrocarbon production.
We also have industrial mineral grinding operations for barite, a critical raw material in drilling fluids products, which serve to support our activities in the North American drilling fluids market. We grind barite and other industrial minerals at four facilities, including locations in Texas, Louisiana, and Tennessee. We use the resulting products in our drilling fluids business and also sell them to third party users, including other drilling fluids companies. We also sell a variety of other minerals, principally to third-party industrial (non-oil and natural gas) markets.
Raw Materials — We believe that our sources of supply for materials and equipment used in our drilling fluids business are adequate for our needs, however, we have experienced periods of short-term scarcity of barite ore, which have resulted in significant cost increases. Our specialty milling operation is our primary supplier of barite used in our North American drilling fluids business. Our mills obtain raw barite ore under supply agreements from foreign sources, primarily China and India. We obtain other materials used in the drilling fluids business from various third-party suppliers. We have encountered no significant shortages or delays in obtaining these raw materials.
Technology — Proprietary technology and systems, such as our Kronos™ deepwater drilling fluid systems, are an important aspect of our business strategy. We seek patents and licenses on new developments whenever we believe it creates a competitive advantage in the marketplace. We own patent rights in a family of high-performance water-based fluids systems, which we market as Evolution® and DeepDrill® systems, which are designed to enhance drilling performance and provide environmental benefits. We also rely on a variety of unpatented proprietary technologies and know-how in many of our applications. We believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers, and understanding of regulatory requirements are of equal or greater competitive significance than our existing proprietary rights.
Competition — We face competition from larger companies, including Halliburton, Schlumberger, and Baker Hughes, a GE Company, which compete vigorously on fluids performance and/or price. In addition, these companies have broad product and service offerings in addition to their drilling fluids. We also have smaller regional competitors competing with us primarily on price and local relationships. We believe that the principal competitive factors in our businesses include a combination of technical proficiency, reputation, price, reliability, quality, breadth of services offered, and experience, and that our competitive position is enhanced by our proprietary products and services.
Customers — Our customers are principally major integrated and independent oil and natural gas E&P companies operating in the markets that we serve. During 2018, approximately 51% of segment revenues were derived from the 20 largest segment customers, of which the largest customer represented 10% of our segment revenues. The segment also generated 57% of its revenues domestically during 2018. In North America, we primarily perform services either under short-term standard contracts or under “master” service agreements. Internationally, some customers issue multi-year contracts, but many are on a well-by-well or project basis. As most agreements with our customers can be terminated upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts.
Mats and Integrated Services
Our Mats and Integrated Services segment provides composite mat rentals utilized for temporary worksite access, along with site construction and related site services to customers in various markets including E&P, electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries across North America and Europe. We also sell composite mats to customers around the world. The Mats and Integrated Services segment revenues from non-E&P markets represented approximately half of our segment revenues in 2018.
We manufacture our DURA-BASE® Advanced Composite Mats for use in our rental operations as well as for third-party sales. Our matting systems provide environmental protection and ensure all-weather access to sites with unstable soil conditions. We continue to expand our product offerings, which now include the EPZ Grounding System™ for enhanced safety and efficiency for contractors working on power line maintenance and construction projects and the T-REX™ automated mat cleaning system to provide customers with a cost effective system to clean composite mats on site.
In November 2017, we acquired certain assets and assumed certain liabilities of Well Service Group, Inc. and Utility Access Solutions, Inc. (together, “WSG”). Since 2012, WSG had been a strategic logistics and installation service provider for our Mats and Integrated Service segment, offering a variety of complementary services to our composite matting systems, including access road construction, site planning and preparation, environmental protection, fluids and spill storage/containment, erosion control, and site restoration services. The completion of the WSG acquisition expanded our service offering as well as our geographic footprint across the Northeast, Midwest, Rockies, and West Texas regions of the U.S.
Raw Materials — The resins, chemicals, and other materials used to manufacture composite mats are widely available. Resin is the largest material component in the manufacturing of our composite mat products. We believe that our sources of supply for materials used in our business are adequate for our needs. We are not dependent upon any one supplier and we have encountered no significant shortages or delays in obtaining any raw materials.
Technology — We have obtained patents related to the design and manufacturing of our DURA-BASE mats and several of the components, as well as other products and systems related to these mats (including the connecting pins and the EPZ Grounding System™). Using proprietary technology and systems is an important aspect of our business strategy. We believe that these products provide us with a distinct advantage over our competition. While we continue to add to our patent portfolio, two patents related to our DURA-BASE matting system will expire in May 2020, and competitors may begin offering mats that include features described in those patents. We believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers, and understanding of regulatory requirements also have competitive significance in the markets we serve.
Competition — Our market is fragmented and competitive, with many competitors providing various forms of site preparation products and services. The mat sales component of our business is not as fragmented as the rental and services components with only a few competitors providing various alternatives to our DURA-BASE mat products, such as Signature Systems Group and ISOKON. This is due to many factors, including large capital start-up costs and proprietary technology associated with this product. We believe that the principal competitive factors in our businesses include product capabilities, price, reputation, and reliability, and that our competitive position is enhanced by our proprietary products, services, and experience.
Customers — Our customers are principally oil and natural gas E&P companies, utility companies, and infrastructure construction companies operating in the markets that we serve. During 2018, approximately 70% of our segment revenues were derived from the 20 largest segment customers, of which the two largest customers represented 12% and 11%, respectively, of our segment revenues. The segment also generated 94% of its revenues domestically during 2018. As a result of our efforts to expand beyond our traditional oilfield customer base, revenues from non-E&P markets represented approximately half of our segment revenues in 2018. Typically, we perform services either under short-term contracts or rental service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts.
Employees
At January 31, 2019, we employed approximately 2,500 full and part-time personnel, none of which are represented by unions. We consider our relations with our employees to be satisfactory.
Environmental Regulation
We seek to comply with all applicable legal requirements concerning environmental matters. Our business is affected by governmental regulations relating to the oil and natural gas industry in general, as well as environmental, health, and safety regulations that have specific application to our business. Our activities are impacted by various federal and state regulatory agencies, and provincial pollution control, health, and safety programs that are administered and enforced by regulatory agencies.
Additionally, our business exposes us to environmental risks. We have implemented various procedures designed to ensure compliance with applicable regulations and reduce the risk of damage or loss. These include specified handling procedures and guidelines for waste, ongoing employee training, and monitoring, as well as maintaining insurance coverage.
We also employ a corporate-wide web-based health, safety, and environmental management system (“HSEMS”). The HSEMS is designed to capture information related to the planning, decision-making, and general operations of environmental regulatory activities within our operations. We also use the HSEMS to capture the information generated by regularly scheduled independent audits that are performed to validate the findings of our internal monitoring and auditing procedures.

ITEM 1A. Risk Factors
The following summarizes the most significant risk factors to our business. In addition to these risks, we are subject to a variety of risks that affect many other companies generally, as well as other risks and uncertainties that are not known to us as of the date of this Annual Report. Our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. Any of these risk factors, either individually or in combination, could have a material adverse effect on our results of operations or financial condition, or prevent us from meeting our profitability or growth objectives. If you hold our securities or are considering an investment in our securities, you should carefully consider the following risks, together with the other information contained in this Annual Report.
Risks Related to the Worldwide Oil and Natural Gas Industry
We derive a significant portion of our revenues from customers in the worldwide oil and natural gas industry; therefore, our risk factors include those factors that impact the demand for oil and natural gas. Spending by our customers for exploration, development, and production of oil and natural gas is based on a number of factors, including expectations of future hydrocarbon demand, energy prices, the risks associated with developing reserves, our customers' ability to finance exploration and development of reserves, regulatory developments, and the future value of the reserves. Reductions in customer spending levels adversely affect the demand for our products and services, and consequently, our revenues and operating results. The key risk factors that we believe influence the worldwide oil and natural gas markets are discussed below.
Demand for oil and natural gas is subject to factors beyond our control
Demand for oil and natural gas, as well as the demand for our products and services, is highly correlated with global economic growth and in particular by the economic growth of countries such as the U.S., India, China, and developing countries in Asia and the Middle East. Weakness in global economic activity could reduce demand for oil and natural gas and result in lower oil and natural gas prices. In addition, demand for oil and natural gas could be impacted by environmental regulations, including cap and trade legislation, regulation of hydraulic fracturing, and carbon taxes. Weakness or deterioration of the global economy could reduce our customers’ spending levels and could reduce our revenues and operating results.
Supply of oil and natural gas is subject to factors beyond our control
Supply of oil and natural gas can be affected by the availability of quality drilling prospects, exploration success, and the number and productivity of new wells drilled and completed, as well as the rate of production and resulting depletion of existing wells. Oil and natural gas storage inventory levels are indicators of the relative balance between supply and demand. In recent years, advancements in drilling and completion methods and technologies have contributed to a significant increase in oil production, particularly in the U.S. market. Supply can also be impacted by the degree to which individual Organization of Petroleum Exporting Countries (“OPEC”) nations and other large oil and natural gas producing countries are willing and able to control production and exports of hydrocarbons, to decrease or increase supply, and to support their targeted oil price or meet market share objectives. Any of these factors could affect the supply of oil and natural gas and could have a material effect on our results of operations.
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
Our customers’ activity levels, spending for our products and services, and ability to pay amounts owed us could be impacted by the ability of our customers to access equity or credit markets
Our customers’ access to capital is dependent on their ability to access the funds necessary to develop oil and natural gas prospects. In recent years, limited access to external sources of funding has, at times, caused customers to reduce their capital spending plans. In addition, a reduction of cash flow to our customers resulting from declines in commodity prices or the lack of available debt or equity financing may impact the ability of our customers to pay amounts owed to us.
A heightened focus by our customers on cost-saving measures rather than the quality of products and services, which is one of the ways we seek to differentiate ourselves from our competition, could reduce the demand for our products and services
Our customers are continually seeking to implement measures aimed at greater cost savings, which may include the acceptance of lesser quality products and services in order to improve short term cost efficiencies as opposed to total cost efficiencies. The continued implementation of these kinds of cost saving measures could reduce the demand or pricing for our products and services and have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Customer Concentration and Reliance on the U.S. Exploration and Production Market
In 2018, approximately 44% of our consolidated revenues were derived from our 20 largest customers, although no customer accounted for more than 10% of our consolidated revenues. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could have an adverse effect on our results of operations and cash flows. In addition, approximately 66% of our consolidated revenues were derived from our U.S. operations, including approximately $500 million from the exploration and production market.
Beginning late 2014 and continuing through early 2016, the price of oil declined dramatically from the price levels in prior years. Following this decline, North American drilling activity decreased significantly, which reduced the demand for our services and negatively impacted customer pricing in our North American operations, relative to pre-downturn levels. Oil prices and drilling activity have since improved from the lows reached in early 2016, but remain lower than pre-downturn levels and continue to be volatile, and there are no assurances that the price for oil or activity levels will not experience a significant decline again in the future. Due in part to these changes, our quarterly and annual operating results have fluctuated significantly and may continue to fluctuate in future periods. Because our business has substantial fixed costs, including significant facility and personnel expenses, downtime or low productivity due to reduced demand could have a material adverse effect on our business, financial condition, and results of operations.
While diversification into non-oil and natural gas markets is intended over the long term to grow the business and offset the cyclical nature of the underlying oil and natural gas business, we cannot be certain of the diversification benefits associated with those lines of business.
Risks Related to International Operations
We have significant operations outside of the U.S., including Canada and certain areas of Europe, the Middle East, Africa, Latin America, and Asia Pacific. In 2018, these international operations generated approximately 34% of our consolidated revenues. Substantially all of our cash balance at December 31, 2018 resides within our international subsidiaries. Algeria represented our largest international market with our total Algerian operations representing 9% of our consolidated revenues for 2018 and 8% of our total assets at December 31, 2018, including 22% of our total cash balance at December 31, 2018.
In addition, we may seek to expand to other areas outside the U.S. in the future. International operations are subject to a number of risks and uncertainties, including:

▪	difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties, and regulations;

▪	uncertainties in or unexpected changes in regulatory environments or tax laws;

▪	legal uncertainties, timing delays, and expenses associated with tariffs, export licenses, and other trade barriers;

▪	difficulties enforcing agreements and collecting receivables through foreign legal systems;

▪	risks associated with failing to comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, export laws, and other similar laws applicable to our operations in international markets;

▪	exchange controls or other limitations on international currency movements, including restrictions on the repatriation of funds to the U.S. from certain countries;

▪	sanctions imposed by the U.S. government that prevent us from engaging in business in certain countries or with certain counter-parties;

▪	inability to obtain or preserve certain intellectual property rights in the foreign countries in which we operate;

▪	our inexperience in certain international markets;

▪	fluctuations in foreign currency exchange rates;

▪	political and economic instability; and

▪	acts of terrorism.
In addition, several North African markets in which we operate, including Tunisia, Egypt, Libya, and Algeria have experienced social and political unrest in past years, which, when they occur, negatively impact our operating results and can include the temporary suspension of our operations.
Risks Related to Our Ability to Attract, Retain, and Develop Qualified Leaders, Key Employees, and Skilled Personnel
Our failure to attract, retain, and develop qualified leaders and key employees at our corporate, divisional, or regional headquarters could have a material adverse effect on our business. In addition, all of our businesses are highly dependent on our ability to attract and retain highly-skilled engineers, technical sales personnel, and service personnel. In recent years, the labor market in the U.S. has continued to tighten, with national unemployment levels reaching the lowest level experienced in decades. Consequently, the market for qualified employees has become extremely competitive. If we cannot attract and retain qualified personnel, our ability to compete effectively and grow our business will be severely limited. Also, a significant increase in wages paid by competing employers could result in a reduction in our skilled labor force or an increase in our operating costs.

Risks Related to the Availability of Raw Materials
Our ability to provide products and services to our customers is dependent upon our ability to obtain raw materials necessary to operate our business.
Barite is a naturally occurring mineral that constitutes a significant portion of our drilling fluids systems. We currently secure the majority of our barite ore from foreign sources, primarily China and India. The availability and cost of barite ore is dependent on factors beyond our control, including transportation, political priorities, U.S. tariffs, and government imposed export fees in the exporting countries, as well as the impact of weather and natural disasters. The future supply of barite ore from existing sources could be inadequate to meet the market demand, particularly during periods of increasing world-wide demand, which could ultimately restrict industry activity or our ability to meet our customers' needs.
Our mats business is highly dependent on the availability of high-density polyethylene (“HDPE”), which is the primary raw material used in the manufacture of our composite mats. The cost of HDPE can vary significantly based on the energy costs of the producers of HDPE, demand for this material, and the capacity/operations of the plants used to make HDPE. Should the cost of HDPE increase, we may not be able to increase our customer pricing to cover our costs, which could result in a reduction in future profitability.
Risks Related to the Cost and Continued Availability of Borrowed Funds, including Risks of Noncompliance with Debt Covenants
We use borrowed funds as an integral part of our long-term capital structure and our future success is dependent upon continued access to borrowed funds to support our operations. The availability of borrowed funds on reasonable terms is dependent on the condition of credit markets and financial institutions from which these funds are obtained. Adverse events in the financial markets may significantly reduce the availability of funds, which may have an adverse effect on our cost of borrowings and our ability to fund our business strategy. Our ability to meet our debt service requirements and the continued availability of funds under our existing or future loan agreements is dependent upon our ability to generate operating income and remain in compliance with the covenants in our debt agreements. This, in turn, is subject to the volatile nature of the oil and natural gas industry, and to competitive, economic, financial, and other factors that are beyond our control.
We fund our ongoing operational needs through a $150.0 million asset-based revolving credit facility (as amended, the “ABL Facility”). Borrowing availability under the ABL Facility is calculated based on eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation also includes the amount of eligible pledged cash. The lender may establish reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats is also subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment.
We are subject to compliance with a fixed charge coverage ratio covenant if our borrowing availability falls below $22.5 million. If we are unable to make required payments under the ABL Facility or other indebtedness of more than $25.0 million, or if we fail to comply with the various covenants and other requirements of the ABL Facility, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, unless we are able to obtain, on a timely basis, a necessary waiver or amendment. Any waiver or amendment may require us to revise the terms of our agreement which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the ABL Facility, to declare any outstanding indebtedness, together with any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the ABL Facility when due, the lenders would be permitted to proceed against their collateral. In the event any outstanding indebtedness in excess of $25.0 million is accelerated, this could also cause an event of default under our 2021 Convertible Notes. The acceleration of any of our indebtedness and the election to exercise any such remedies could have a material adverse effect on our business and financial condition.
In addition, credit rating agencies continually review their ratings for the companies that they follow, including us. Credit rating agencies also evaluate the industries in which we operate as a whole and may change their credit rating for us based on their overall view of such industries. There can be no assurance that any rating assigned to our currently outstanding public debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended, or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.
A downgrade of our credit ratings could, among other things:

▪	limit our ability to access capital or otherwise adversely affect the availability of other new financing on favorable terms, if at all;

▪	result in more restricted covenants in agreements governing the terms of any future indebtedness that we may incur;

▪	cause us to refinance indebtedness with less favorable terms and conditions, which debt may require collateral and restrict, among other things, our ability to pay dividends or repurchase shares;

▪	increase our cost of borrowing; and

▪	adversely affect the market price of our outstanding debt securities.
Risks Related to Operating Hazards Present in the Oil and Natural Gas Industry and Substantial Liability Claims, Including Catastrophic Well Incidents
We are exposed to significant health, safety, and environmental risks. Our operations are subject to hazards present in the oil and natural gas industry, such as fires, explosions, blowouts, oil spills, and leaks or spills of hazardous materials (both onshore and offshore). These incidents as well as accidents or problems in normal operations can cause personal injury or death and damage to property or the environment. From time to time, customers seek recovery for damage to their equipment or property that occurred during the course of our service obligations. Damage to our customers’ property and any related spills of hazardous materials could be extensive if a major problem occurs.
Generally, we rely on contractual indemnities, releases, limitations on liability with our customers, and insurance to protect us from potential liability related to such events. However, our insurance and contractual indemnification may not be sufficient or effective to protect us under all circumstances or against all risks. In addition, our customers’ changing views on risk allocation together with deteriorating market conditions could force us to accept greater risks to obtain new business, retain renewing business or could result in us losing business if we are not prepared to take such risks. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any damages caused by our services or products that are not covered by insurance or contractual indemnification, or are in excess of policy limits or subject to substantial deductibles, could adversely affect our financial condition, results of operations, and cash flows. See “Risks Related to the Inherent Limitations of Insurance Coverage” below for additional information.
Risks Related to Business Acquisitions and Capital Investments
Our ability to successfully execute our business strategy will depend, among other things, on our ability to make capital investments and acquisitions which provide us with financial benefits. Our 2019 capital expenditures are expected to range between $35 million to $45 million (exclusive of any acquisitions). These acquisitions and investments are subject to a number of risks and uncertainties, including:

▪	incorrect assumptions regarding business activity levels or results from our capital investments, acquired operations, or assets;

▪	insufficient revenues to offset liabilities assumed;

▪	potential loss of significant revenue and income streams;

▪	increased or unexpected expenses;

▪	inadequate return of capital;

▪	regulatory or compliance issues;

▪	the triggering of certain covenants in our debt agreements (including accelerated repayment);

▪	unidentified issues not discovered in due diligence;

▪	failure to complete a planned acquisition transaction or to successfully integrate the operations or management of any acquired businesses or assets in a timely manner;

▪	diversion of management’s attention from existing operations or other priorities;

▪	unanticipated disruptions to our business associated with the implementation of our enterprise-wide operational and financial system; and

▪	delays in completion and cost overruns associated with large capital investments.
Any of the factors above could have an adverse effect on our business, financial condition, or results of operations.

Risks Related to Market Competition
We face competition in the Fluids Systems business from larger companies, including Halliburton, Schlumberger, and Baker Hughes, a GE Company, which compete vigorously on fluids performance and/or price. In addition, these companies have broad product and service offerings in addition to their drilling and completion fluids. At times, these larger companies attempt to compete by offering discounts to customers to use multiple products and services, some of which we do not offer. We also have smaller regional competitors competing with us mainly on price and local relationships. Our competition in the Mats and Integrated Services business is fragmented, with many competitors providing various forms of worksite access products and services. More recently, several competitors have begun marketing composite products to compete with our DURA-BASE mat system. While we believe the design and manufacture of our products provide a differentiated value to our customers, many of our competitors seek to compete on pricing. In addition, some of the early patents we received related to our DURA-BASE mat system will expire in 2020 and competitors may begin offering mats that include features described in those patents. We have filed for additional patents, but there is no assurance that these patents will be granted or that competitors will not be able to offer products that are substantially similar to the DURA-BASE mat system.
Risks Related to Contracts that Can Be Terminated or Downsized by Our Customers Without Penalty
Many of our fixed-term contracts contain provisions permitting early termination by the customer at their convenience, generally without penalty, and with limited notice requirements. In addition, many of our contracts permit our customers to decrease the products/services with a corresponding decrease in our revenues without penalty. As a result, you should not place undue reliance on the strength of our customer contracts or the terms of those contracts.
Risks Related to Product Offering Expansion
As a key component of our long-term strategy to diversify our revenue streams generated from both operating segments, we seek to continue to expand our product and service offerings and enter new customer markets with our existing products. As with any market expansion effort, new customer and product markets require additional capital investment and include inherent uncertainties regarding customer expectations, industry-specific regulatory requirements, product performance, and customer-specific risk profiles. In addition, we likely will not have the same level of operational experience with respect to the new customer and product markets as will our competitors. As such, new market entry is subject to a number of risks and uncertainties, which could have an adverse effect on our business, financial condition, or results of operations.
Risks Related to Legal and Regulatory Matters, Including Environmental Regulations
We are responsible for complying with numerous federal, state, local, and foreign laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our current and past business activities, including the activities of our former subsidiaries. Failure to remain compliant with these laws, regulations and policies may result in, among other things, fines, penalties, costs of cleanup of contaminated sites and site closure obligations, or other expenditures. We could be exposed to strict, joint and several liability for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Further, any changes in the current legal and regulatory environment could impact industry activity and the demands for our products and services, the scope of products and services that we provide, or our cost structure required to provide our products and services, or the costs incurred by our customers.
Many of the markets for our products and services are dependent on the continued exploration for and production of fossil fuels (predominantly oil and natural gas). In recent years, the topic of climate change has received increased attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide attributed to the use of fossil fuels, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The Environmental Protection Agency (the “EPA”) and other domestic and foreign regulatory agencies have adopted regulations that potentially limit greenhouse gas emissions and impose reporting obligations on large greenhouse gas emission sources. In addition, the EPA has adopted rules that could require the reduction of certain air emissions during exploration and production of oil and natural gas. To the extent that laws and regulations enacted as part of climate change legislation increase the costs of drilling for or producing such fossil fuels, limit or restrict oil and natural gas exploration and production, or reduce the demand for fossil fuels, such legislation could have a material adverse effect on our operations and profitability.

Hydraulic fracturing is a common practice used by E&P operators to stimulate production of hydrocarbons, particularly from shale oil and natural gas formations in the U.S. The process of hydraulic fracturing, which involves the injection of sand (or other forms of proppants) laden fluids into oil and natural gas bearing zones, has come under increased scrutiny from a variety of regulatory agencies, including the EPA and various state authorities. Several states have adopted regulations requiring operators to identify the chemicals used in fracturing operations, others have adopted moratoriums on the use of fracturing, and the State of New York has banned the practice altogether. In addition, concerns have been raised about whether injection of waste associated with hydraulic fracturing operations, or from the fracturing operations themselves, may cause or increase the impact of earthquakes. Studies are in process regarding the correlation between hydraulic fracturing and earthquakes. Although we do not provide hydraulic fracturing services, we have begun to offer stimulation chemicals used in the hydraulic fracturing process. Regulations which have the effect of limiting the use or significantly increasing the costs of hydraulic fracturing could have a material adverse effect on both the drilling and stimulation activity levels of our customers, and, therefore, the demand for our products and services.
Risks Related to Legal Compliance
As a global business, we are subject to complex laws and regulations in the U.S., the U.K. and other countries in which we operate. These laws and regulations relate to a number of aspects of our business, including anti-bribery and anti-corruption laws, sanctions against business dealings with certain countries and third parties, the payment of taxes, employment and labor relations, fair competition, data privacy protections, securities regulation, and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may sometimes conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that could result in reduced revenue and profitability. Non-compliance could also result in significant fines, damages, and other criminal sanctions against us, our officers or our employees, prohibitions or additional requirements on the conduct of our business and damage our reputation. Certain violations of law could also result in suspension or debarment from government contracts. We also incur additional legal compliance costs associated with global regulations. In some foreign countries, particularly those with developing economies, it may be customary for others to engage in business practices that are prohibited by laws such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the Italian Criminal Code in Italy, Brazil’s Clean Companies Act, India’s Prevention of Corruption Act and The Companies Act, and Mexico’s Anti-Corruption Law. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, agents, and business partners will not take action in violation with our internal policies. Any such violation of the law or even internal policies could have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to Material Weaknesses in Our Internal Control Over Financial Reporting
Pursuant to the Sarbanes-Oxley Act of 2002, we are required to document and test our internal control procedures and to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. We had a material weakness in our internal control over financial reporting identified during 2018 and can give no assurances that material weaknesses will not arise in the future. Although we are working to remedy the material weakness identified in 2018, there can be no assurance as to when the remediation will be completed. Deficiencies, including any material weakness, in our internal control over financial reporting that have not been remediated or that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations and financial condition.
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
In addition, our ability to continue to obtain insurance coverage on commercially reasonable terms is dependent upon a variety of factors impacting the insurance industry in general, which are outside our control. Any of the issues noted above, including insurance cost increases, uninsured or underinsured claims, or the inability of an insurance carrier to meet their financial obligations could have a material adverse effect on our business.
Risks Related to Income Taxes
Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof.  From time to time, the U.S. Congress and foreign, state and local governments consider legislation that could increase our effective tax rate. We cannot determine whether, or in what form, legislation will ultimately be enacted or what the impact of any such legislation could have on our profitability. If these or other changes to tax laws are enacted, our profitability could be negatively impacted.
The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted in December 2017, resulting in broad and complex changes to U.S. income tax law. Following the enactment of the Tax Act, the U.S. Treasury Department, the U.S. Internal Revenue Service (“IRS”), and other standard-setting bodies have continued to issue new guidance regarding the application or administration of the Tax Act. However, many aspects of the Tax Act remain subject to interpretation, and additional Tax Act guidance is expected to continue to be issued in the future. Any future guidance may differ from our current interpretation, which may result in fluctuations in our effective tax rate in the period in which adjustments are made.
Our future effective tax rates could also be adversely affected by changes in the valuation of our deferred tax assets and liabilities, changes in the mix of earnings in countries with differing statutory tax rates, or by changes in tax treaties, regulations, accounting principles or interpretations thereof in one or more countries in which we operate. In addition, we are subject to the potential examination of our income tax returns by the IRS and other tax authorities where we file tax returns. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that such examinations will not have a material adverse effect on our business, financial condition, or results of operations.
Risks Related to Potential Impairments of Goodwill and Long-lived Intangible Assets
As of December 31, 2018, our consolidated balance sheet includes $43.8 million of goodwill and $25.2 million of intangible assets, net, substantially all of which relates to the Mats and Integrated Services segment. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently as the circumstances require, if any qualitative factors exist. In completing this annual evaluation during the fourth quarter of 2018, we determined that no reporting unit has a fair value below its net carrying value, and therefore, no impairment is required. However, if the financial performance or future projections for our operating segments deteriorate from current levels, a future impairment of goodwill or indefinite-lived intangible assets may be required, which would negatively impact our financial results in the period of impairment.
Risks Related to Technological Developments and Intellectual Property in Our Industry
The market for our products and services is characterized by continual technological developments that generate substantial improvements in product functions and performance. If we are not successful in continuing to develop product enhancements or new products that are accepted in the marketplace or that comply with industry standards, we could lose market share to competitors, which could have a material adverse effect on our results of operations and financial condition.
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
We also protect our trade secrets by customarily entering into confidentiality and/or license agreements with our employees, customers, and potential customers and suppliers. Our rights in our confidential information, trade secrets, and confidential know-how will not prevent third parties from independently developing similar information. Publicly available information (such as information in expired patents, published patent applications, and scientific literature) can also be used by third parties to independently develop technology. We cannot provide assurance that this independently developed technology will not be equivalent or superior to our proprietary technology.
We may from time to time engage in expensive and time-consuming litigation to determine the enforceability, scope, and validity of our patent rights. In addition, we can seek to enforce our rights in trade secrets, or “know-how,” and other proprietary information and technology in the conduct of our business. However, it is possible that our competitors may infringe upon, misappropriate, violate or challenge the validity or enforceability of our intellectual property, and we may not able to adequately protect or enforce our intellectual property rights in the future.
The tools, techniques, methodologies, programs, and components we use to provide our services may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs, and may distract management from running our business. Royalty payments under licenses from third parties, if available, could increase our costs. Additionally, developing non-infringing technologies could increase our costs. If a license were not available, we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operations and cash flows.

Risks Related to Severe Weather and Seasonality
We have significant operations located in market areas around the world that are negatively impacted by severe adverse weather events such as hurricanes in the U.S. Gulf of Mexico, typhoons in Australia, droughts across the U.S. and excessive rains outside of the U.S. Additionally, there are market areas around the world in which our operations are subject to seasonality such as Canada where the Spring “break-up” (an industry term used to describe the time of year when the frost comes out of the ground causing the earth to become soft and muddy and strict weight restrictions are implemented by the government to prevent potholes forming on roads) results in a significant slowdown in the oil and natural gas industry and our drilling fluids business each year. Such adverse weather events and seasonality can disrupt our operations and result in damage to our properties, as well as negatively impact the activity and financial condition of our customers.
Risks Related to Cybersecurity Breaches or Business System Disruptions
We utilize various management information systems and information technology infrastructure to manage or support a variety of our business operations, and to maintain various records, which may include confidential business or proprietary information as well as information regarding our customers, business partners, employees or other third parties. Failures of or interference with access to these systems, such as communication disruptions, could have an adverse effect on our ability to conduct operations or directly impact consolidated financial reporting. Security breaches pose a risk to confidential data and intellectual property, which could result in transaction errors, processing inefficiencies, the loss of sales and customers, data privacy breaches and damage to our competitiveness and reputation. We have policies and procedures in place, including system monitoring and data back-up processes, to prevent or mitigate the effects of these potential disruptions or breaches. We do not carry insurance against these risks, although we do invest in security technology, perform penetration tests from time to time, and design our business processes to attempt to mitigate the risk of such breaches. However, there can be no assurance that security breaches will not occur.
Additionally, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. We have experienced, and expect to continue to experience, cybersecurity threats and incidents, none of which have been material to us to date. However, a successful breach or attack could have a material negative impact on our operations or business reputation, harm our reputation and relationships with our customers, business partners, employees or other third parties, and subject us to consequences such as litigation and direct costs associated with incident response. In addition, these risks could have a material adverse effect on our business, results of operations, and financial condition.
Risks Related to Fluctuations in the Market Value of Our Publicly Traded Securities
The market price of our publicly traded securities may fluctuate due to a number of factors, including the general economy, stock market conditions, general trends in the E&P industry, announcements made by us or our competitors, and variations in our operating results. Investors may not be able to predict the timing or extent of these fluctuations.
ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
We lease office space to support our operating segments as well as our corporate offices. All material domestic owned properties are subject to liens and security interests under our ABL Facility.
Fluids Systems.  We own a facility containing approximately 103,000 square feet of office space on approximately 11 acres of land in Katy, Texas, which houses the divisional headquarters and technology center for this segment. We own a distribution warehouse and fluids blending facility containing approximately 65,000 square feet of office and industrial space on approximately 21 acres of land in Conroe, Texas. We lease approximately 11 acres of industrial space in Fourchon, Louisiana which houses drilling and completion fluids blending, storage, and transfer stations to serve the Gulf of Mexico deepwater market. Additionally, we own five warehouse facilities and have 15 leased warehouses and 10 contract warehouses to support our customers and operations in the U.S. We own two warehouse facilities and have 22 contract warehouses in Canada to support our Canadian operations. For our international operations in the EMEA, Latin America, and Asia Pacific regions, we own two warehouses and lease 35 warehouses to support these operations. Some of the warehouses also include blending facilities.
We operate four specialty product grinding facilities in the U.S. These facilities are located in Houston, Texas on approximately 18 acres of owned land, in New Iberia, Louisiana on 15.7 acres of leased land, in Corpus Christi, Texas on 6.0 acres of leased land, and in Dyersburg, Tennessee on 13.2 acres of owned land.
Mats and Integrated Services.  We own a facility containing approximately 93,000 square feet of office and industrial space on approximately 34 acres of land in Carencro, Louisiana, which houses our manufacturing facilities and technology center for this segment. We also own seven facilities and lease 16 sites throughout the U.S. which serve as bases for our well site service activities. Additionally, we lease two facilities in the United Kingdom to support field operations.
ITEM 3. Legal Proceedings
Claims Related to the Sale of the Environmental Services Business
Newpark Resources, Inc. v. Ecoserv, LLC. Under the terms of the March 2014 sale of our previous Environmental Services business to Ecoserv, LLC (“Ecoserv”), $8.0 million of the sales price was withheld and placed in an escrow account to satisfy claims for possible breaches of representations and warranties contained in the purchase/sale agreement. In December 2014, we received a letter from Ecoserv asserting that we had breached certain representations and warranties contained in the purchase/sale agreement, including failing to disclose operational problems and service work performed on injection/disposal wells and increased barge rental costs. The letter indicated that Ecoserv expected the damages associated with these claims to exceed the escrow amount. In July 2015 we filed a declaratory action against Ecoserv in the District Court in Harris County, Texas (80th Judicial District) seeking release of the escrow funds. Thereafter, Ecoserv filed a counterclaim seeking recovery in excess of the escrow funds based on the alleged breach of representations and covenants in the purchase/sale agreement. Ecoserv also alleged that we committed fraud in connection with the March 2014 transaction. Following commencement of the trial in December 2017, we reached a settlement agreement with Ecoserv in the first quarter of 2018, under which Ecoserv received $22.0 million in cash, effectively reducing the net sales price of the Environmental Services business by such amount in exchange for dismissal of the pending claims in the lawsuit, and release of any future claims related to the March 2014 transaction. As a result of the settlement, we recognized a charge to discontinued operations in the fourth quarter of 2017 for $22.0 million ($17.4 million net of tax) to reduce the previously recognized gain from the sale of the Environmental Services business. The reduction in sales price was funded in the first quarter of 2018 with a cash payment of $14.0 million and release of the $8.0 million that had been held in escrow since the March 2014 transaction. In March 2018, the lawsuit was dismissed with prejudice. Litigation expenses related to this matter were included in corporate office expenses in operating income.
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
As of February 1, 2019, we had 1,256 stockholders of record as determined by our transfer agent.
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
Stock Performance Graph
The following graph reflects a comparison of the cumulative total stockholder return of our common stock from January 1, 2014 through December 31, 2018, with the New York Stock Exchange Market Value Index, a broad equity market index, and the Morningstar Oil & Gas Equipment & Services Index, an industry group index. The graph assumes the investment of $100 on January 1, 2014 in our common stock and each index and the reinvestment of all dividends, if any. This information shall be deemed furnished not filed, in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference.

Issuer Purchases of Equity Securities
The following table details our repurchases of shares of our common stock for the three months ended December 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions) (2)
October 2018	2,556	$10.64	—	$33.5
November 2018	3,783	$8.19	—	$100.0
December 2018	—	$—	—	$100.0
Total	6,339	$9.18	—

(1)	During the three months ended December 31, 2018, we purchased an aggregate of 6,339 shares surrendered in lieu of taxes under vesting of restricted stock awards.

(2)
In November 2018, our Board of Directors authorized changes to our existing securities repurchase program, which it first authorized in 2013. The authorization increased the authorized amount under the repurchase program to $100.0 million, available for repurchases of any combination of our common stock and our 2021 Convertible Notes, from the $33.5 million that was remaining under the previous repurchase program.

Our repurchase program authorizes us to purchase our outstanding shares of common stock or 2021 Convertible Notes in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows and available cash on hand. As part of the repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. There were no share repurchases under the program during 2018. At December 31, 2018, there was $100.0 million of authorization remaining under the program. During 2018, we repurchased 362,190 of shares surrendered in lieu of taxes under vesting of restricted stock awards. All of the shares repurchased are held as treasury stock.
In January 2019, we repurchased an aggregate of 655,666 shares of our common stock under our Board authorized repurchase program for a total cost of $5.0 million.

ITEM 6. Selected Financial Data
The selected financial data presented below for the five years ended December 31, 2018 is derived from our consolidated financial statements. The following data should be read in conjunction with the consolidated financial statements and notes thereto in Item 8. “Financial Statements and Supplementary Data” and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of and for the Year Ended December 31,
(In thousands, except share data)	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Revenues	$946,548	$747,763	$471,496	$676,865	$1,118,416
Operating income (loss)	63,558	31,436	(57,213)	(99,099)	130,596
Interest expense, net	14,864	13,273	9,866	9,111	10,431
Income (loss) from continuing operations	32,281	11,219	(40,712)	(90,828)	79,009
Income from discontinued operations, net of tax	—	—	—	—	1,152
Gain (loss) from disposal of discontinued operations, net of tax	—	(17,367)	—	—	22,117
Net income (loss)	32,281	(6,148)	(40,712)	(90,828)	102,278

Income (loss) per share from continuing operations - basic	$0.36	$0.13	$(0.49)	$(1.10)	$0.95
Net income (loss) per share - basic	$0.36	$(0.07)	$(0.49)	$(1.10)	$1.23

Income (loss) per share from continuing operations - diluted	$0.35	$0.13	$(0.49)	$(1.10)	$0.84
Net income (loss) per share - diluted	$0.35	$(0.07)	$(0.49)	$(1.10)	$1.07

Consolidated Balance Sheets Data:
Working capital	$381,386	$346,623	$283,139	$380,950	$440,098
Total assets	915,854	902,716	798,183	848,893	1,007,672
Foreign bank lines of credit	1,137	1,000	—	7,371	11,395
Other current debt	1,385	518	83,368	11	253
Long-term debt, less current portion	159,225	158,957	72,900	171,211	170,462
Stockholders' equity	569,681	547,480	500,543	520,259	625,458

Consolidated Cash Flows Data:
Net cash provided by operations	$63,403	$38,381	$11,095	$121,517	$89,173
Net cash used in investing activities	(55,752)	(68,374)	(38,320)	(66,881)	(14,002)
Net cash used in financing activities	(4,513)	(2,290)	(650)	(6,730)	(49,158)
During 2016 and 2015, operating loss includes charges totaling $14.8 million and $80.5 million, respectively, resulting from the reduction in value of certain assets, the wind-down of our operations in Uruguay, and the resolution of certain wage and hour litigation claims. Charges in 2016 include $6.9 million of non-cash impairments in the Asia Pacific region, $4.1 million of charges for the reduction in carrying values of certain inventory, and $4.5 million of charges in the Latin America region associated with the wind-down of our operations in Uruguay, partially offset by a $0.7 million gain associated with the change in final settlement amount of certain wage and hour litigation claims. Charges in 2015 include a $70.7 million non-cash impairment of goodwill, $2.6 million non-cash impairment of assets, $2.2 million charge to reduce the carrying value of inventory, and $5.0 million charge for the resolution of certain wage and hour litigation claims and related costs.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity, and capital resources should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 “Financial Statements and Supplementary Data.”
Overview
We are a geographically diversified supplier providing products, rentals, and services primarily to the oil and natural gas exploration and production (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services. In addition to the E&P industry, our Mats and Integrated Services segment serves a variety of industries, including the electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries.
Our operating results depend, to a large extent, on oil and natural gas drilling activity levels in the markets we serve, and particularly for the Fluids Systems segment, the nature of the drilling operations (including the depth and whether the wells are drilled vertically or horizontally), which governs the revenue potential of each well. Drilling activity levels, in turn, depend on a variety of factors, including oil and natural gas commodity pricing, inventory levels, product demand, and regulatory restrictions. Oil and natural gas prices and activity are cyclical and volatile and this market volatility has a significant impact on our operating results.
Beginning late 2014 and continuing through early 2016, the price of oil declined dramatically from the price levels in prior years. As a result, E&P drilling activity levels significantly declined in North America and many global markets over this period. Oil prices and drilling activity have since improved from the lows reached in early 2016, but remain lower than pre-downturn levels and continue to be volatile. While our revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the last three years is as follows:

	Year Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	Count	%	Count	%
U.S. Rig Count	1,032	877	509	155	18%	368	72%
Canada Rig Count	191	206	130	(15)	(7%)	76	58%
North America Rig Count	1,223	1,083	639	140	13%	444	69%
________________
Source: Baker Hughes, a GE Company
As of February 15, 2019, the U.S. and Canadian rig counts were 1,051 and 224, respectively. The Canadian rig count reflects the normal seasonality for this market, with the highest rig count levels generally observed in the first quarter of each year, prior to Spring break-up.
Outside of North America, drilling activity is generally more stable as drilling activity in many countries is based on longer-term economic projections and multi-year drilling programs, which tends to reduce the impact of short-term changes in commodity prices on overall drilling activity. Although drilling activity levels in certain of our international markets have declined in recent years, as a whole, our international activities have remained relatively stable, primarily driven by key contracts with national oil companies.
Segment Overview
Our Fluids Systems segment, which generated 76% of consolidated revenues for 2018, provides customized fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific. International expansion, including the penetration of international oil companies (“IOCs”) and national oil companies (“NOCs”), is a key element of our Fluids Systems strategy, which in recent years has helped to stabilize revenues as North American oil and natural gas exploration activities have fluctuated significantly. During 2018, approximately one third of our Fluids Systems segment revenues were derived from IOC and NOC customers. Significant international contract awards with recent developments include:

•
In Kuwait, we provide drilling and completion fluids and related services for land operations under a multi-year contract with Kuwait Oil Company (“KOC”), which began in 2014. Following a recent tender process with KOC, we have received notification of two new contract awards to provide drilling and completion fluids, along with related services, covering a five-year term. The initial revenue value of the combined awards is approximately $165 million and expands our presence to include a second base of operations in Northern Kuwait. The awards remain subject to contract execution, which is expected to be completed in the first quarter of 2019. While we expect some near-term fluctuations in revenues associated with the transition to the new contracts, based on the customer plans currently in place, we expect the revenue levels of the new awards to eventually surpass the levels achieved on the previous contract.

•
In Algeria, we provide drilling and completion fluids and related services to Sonatrach under a multi-year contract. Work under Lot 1 and Lot 3 of a three-year contract awarded in 2015 (“2015 Contract”) was completed in the fourth quarter of 2018. During 2018, Sonatrach initiated a new tender (“2018 Tender”), for a three-year term succeeding the 2015 Contract. For the 2018 Tender, Sonatrach adopted a change in its procurement process, limiting the number of Lots that could be awarded to major service providers. We were awarded a new contract pursuant to the 2018 Tender. As a consequence of the change in the procurement process, the new award under the 2018 Tender will result in lower revenues from Sonatrach. Based upon the new contract award, we expect that revenue from Sonatrach under the 2018 Tender will be approximately $125 million over the three-year term, which would result in a reduction of approximately $25 million per year as compared to the prior activity levels. The transition from the 2015 Contract to the contract awarded under the 2018 Tender is currently underway.

•
In Australia, we provide drilling and completion fluids and related services under a contract with Baker Hughes, a GE Company (“Baker Hughes”), as part of its integrated service offering in support of the Greater Enfield project in offshore Western Australia. Work under this contract began in the first quarter of 2018 and is expected to continue through 2019.

•
In Brazil, we provided drilling fluids and related services under a multi-year contract with Petrobras for both onshore and offshore locations. Work under this contract began in the first half of 2009 and concluded in December 2018. For 2018, our Brazilian subsidiary generated revenues of $22.6 million and an operating loss of $1.4 million, substantially all of which related to the Petrobras contract. As a result of the conclusion of the Petrobras contract, we recognized charges of $1.2 million in Brazil during 2018 primarily related to severance costs associated with workforce reductions.

In addition to our international expansion efforts, we are also expanding our presence in North America, capitalizing on our capabilities, infrastructure, and strong market position in the North American land drilling fluids markets to expand our drilling fluids presence within the deepwater Gulf of Mexico, as well as our presence in adjacent product offerings, including completion fluids and stimulation chemicals. To support this effort, we have incurred start-up costs, including costs associated with additional personnel and facility-related expenses, and have made additional capital investments.
Our Mats and Integrated Services segment, which generated 24% of consolidated revenues for 2018, provides composite mat rentals utilized for temporary worksite access, along with site construction and related site services to customers in various markets including E&P, electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries across North America and Europe. We also sell composite mats to customers around the world. The Mats and Integrated Services segment revenues from non-E&P markets represented approximately half of our segment revenues for 2018.
In November 2017, we acquired certain assets and assumed certain liabilities of Well Service Group, Inc. and Utility Access Solutions, Inc. (together, “WSG”) for approximately $77 million. Since 2012, WSG had been a strategic logistics and installation service provider for our Mats and Integrated Service segment, offering a variety of complementary services to our composite matting systems, including access road construction, site planning and preparation, environmental protection, fluids and spill storage/containment, erosion control, and site restoration services. The completion of the WSG acquisition expanded our service offering as well as our geographic footprint across the Northeast, Midwest, Rockies, and West Texas regions of the U.S. The WSG acquisition was the primary driver of the growth in service revenues for the Mats and Integrated Services segment for 2018.
Impact of U.S. Tax Reform
The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted in December 2017 resulting in broad and complex changes to U.S. income tax law. The Tax Act included a one-time transition tax in 2017 on accumulated foreign subsidiary earnings not previously subject to U.S. income tax, reduced the U.S. corporate statutory tax rate from 35% to 21% effective January 1, 2018, generally eliminated U.S. federal income tax on dividends from foreign subsidiaries, created new tax on certain foreign-sourced earnings, made other changes to limit certain deductions and changed rules on how certain tax credits and net operating loss carryforwards can be utilized. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our 2017 financial statements, and such estimates were finalized during 2018. The net tax benefit recognized in 2017 related to the Tax Act was $3.4 million. As we completed our analysis of the Tax Act in 2018 for purposes of finalizing our 2017 U.S. federal income tax return, including assessment of additional guidance provided by regulatory bodies, we revised the cumulative net tax benefit related to the Tax Act to $5.0 million by recognizing an additional $1.6 million net tax benefit in 2018. See Note 8 for additional information.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Consolidated Results of Operations
Summarized results of operations are as follows:

	Year Ended December 31,		2018 vs 2017
(In thousands)	2018	2017	$	%
Revenues	$946,548	$747,763	$198,785	27%
Cost of revenues	766,975	607,899	159,076	26%
Selling, general and administrative expenses	115,127	108,838	6,289	6%
Other operating (income) loss, net	888	(410)	1,298	NM
Operating income	63,558	31,436	32,122	102%

Foreign currency exchange loss	1,416	2,051	(635)	NM
Interest expense, net	14,864	13,273	1,591	12%
Income from continuing operations before income taxes	47,278	16,112	31,166	193%

Provision for income taxes	14,997	4,893	10,104	206%
Income from continuing operations	32,281	11,219	21,062	188%

Loss from disposal of discontinued operations, net of tax	—	(17,367)	17,367	NM
Net income (loss)	$32,281	$(6,148)	$38,429	NM
Revenues
Revenues increased 27% to $946.5 million in 2018, compared to $747.8 million in 2017. This $198.8 million increase includes a $177.6 million (34%) increase in revenues in North America, comprised of an $81.4 million increase in the Fluids Systems segment and a $96.2 million increase in the Mats and Integrated Services segment. Revenues from our international operations increased by $21.2 million (9%), primarily driven by increases in our Asia Pacific and EMEA regions, partially offset by a decrease in our Latin America region. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 26% to $767.0 million in 2018, compared to $607.9 million in 2017. This $159.1 million increase in cost of revenues was primarily driven by the 27% increase in revenues as well as costs associated with our North American market expansion efforts. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $6.3 million to $115.1 million in 2018, compared to $108.8 million in 2017. The increase in expenses was primarily driven by the growth in the Mats and Integrated Services segment, including costs attributable to the WSG acquisition. Selling, general and administrative expenses also includes a corporate office charge of $1.8 million associated with the retirement and transition of our former Senior Vice President, General Counsel and Chief Administrative Officer, primarily reflecting the impact of modifications to certain outstanding stock-based and other incentive awards. In addition, lower spending related to legal matters, strategic planning efforts, and performance-based incentive compensation were partially offset by higher severance costs and other increases in personnel costs. Selling, general and administrative expenses as a percentage of revenues decreased to 12.2% in 2018 from 14.6% in 2017.
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
Based on the provisions of our insurance policies and initial insurance claims filed, we recognized a charge of $0.8 million in other operating (income) loss, net, for 2018. As of December 31, 2018, the claims related to the fire under our property, business interruption, and general liability insurance programs have not been finalized.
Foreign currency exchange
Foreign currency exchange was a $1.4 million loss in 2018 compared to a $2.1 million loss in 2017, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $14.9 million in 2018 compared to $13.3 million in 2017. Interest expense for 2018 and 2017 includes $5.5 million and $5.3 million, respectively, in noncash amortization of original issue discount and debt issuance costs. The increase in interest expense was primarily related to higher average outstanding debt in 2018 compared to 2017, along with an increase in average borrowing rates on our ABL Facility. See Note 6 for further discussion of the accounting treatment for the 2021 Convertible Notes.
Provision for income taxes
The provision for income taxes was $15.0 million for 2018, reflecting an effective tax rate of 32%, compared to $4.9 million in 2017, reflecting an effective tax rate of 30%. The provision for income taxes for 2018 includes a $1.6 million net benefit related to the Tax Act, as described above. In addition, the 2018 effective tax rate was favorably impacted by excess tax benefits related to the vesting of certain stock-based compensation awards and a reduction in the valuation allowance related to our U.K. subsidiary. The provision for income taxes in 2017 includes a $3.4 million benefit resulting from the provisional accounting for the Tax Act. The 2017 effective tax rate was negatively impacted primarily by non-deductible expenses relative to the amount of pre-tax income.
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
Loss from disposal of discontinued operations
Loss from disposal of discontinued operations includes a $17.4 million charge, net of tax, in 2017 for the settlement of a litigation matter related to the March 2014 sale of our Environmental Services business. See Note 14 and Note 15 for additional information.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year Ended December 31,		2018 vs 2017
(In thousands)	2018	2017	$	%
Revenues
Fluids systems	$715,813	$615,803	$100,010	16%
Mats and integrated services	230,735	131,960	98,775	75%
Total revenues	$946,548	$747,763	$198,785	27%

Operating income (loss)
Fluids systems	$40,337	$27,580	$12,757
Mats and integrated services	60,604	40,491	20,113
Corporate office	(37,383)	(36,635)	(748)
Operating income (loss)	$63,558	$31,436	$32,122

Segment operating margin
Fluids systems	5.6%	4.5%
Mats and integrated services	26.3%	30.7%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2018 vs 2017
(In thousands)	2018	2017	$	%
United States	$410,410	$341,075	$69,335	20%
Canada	66,416	54,322	12,094	22%
Total North America	476,826	395,397	81,429	21%

EMEA	192,537	179,360	13,177	7%
Asia Pacific	17,733	4,081	13,652	335%
Latin America	28,717	36,965	(8,248)	(22%)
Total International	238,987	220,406	18,581	8%

Total Fluids Systems revenues	$715,813	$615,803	$100,010	16%
North America revenues increased 21% to $476.8 million in 2018, compared to $395.4 million in 2017. This increase was primarily attributable to the 13% increase in North American average rig count along with market share gains in both the North American land markets and the offshore Gulf of Mexico market.
Internationally, revenues increased 8% to $239.0 million in 2018, compared to $220.4 million in 2017. This increase was primarily attributable to a $15.0 million improvement in Romania, as higher oil prices resulted in an increase in drilling activity, along with a $13.4 million increase in Australia related to the Baker Hughes Greater Enfield project, as well as increased activity in Albania and Germany, partially offset by declines from Brazil, Algeria, and Italy.

Operating income
The Fluids Systems segment generated operating income of $40.3 million in 2018 compared to $27.6 million in 2017. The increase in operating income includes an $8.7 million improvement from North American operations, reflecting the incremental income generated from the $81.4 million increase in revenues discussed above, partially offset by an increase in operating expenses. Operating expenses for 2018 include $3.0 million of charges primarily related to severance costs associated with cost optimization efforts, $0.8 million of charges associated with the Kenedy, Texas facility fire discussed above, as well as increased start-up costs associated with our product line expansion into stimulation chemicals and completion fluids, including $1.1 million of non-capitalizable expenses related to the upgrade and conversion of a drilling fluids facility into a completion fluids facility. Operating income from international operations increased by $4.0 million, primarily related to the increase in revenues described above, partially offset by a $1.2 million charge in Brazil primarily related to severance costs associated with workforce reductions, as discussed above.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2018 vs 2017
(In thousands)	2018	2017	$	%
Service revenues	$93,056	$34,943	$58,113	166%
Rental revenues	81,784	61,124	20,660	34%
Product sales revenues	55,895	35,893	20,002	56%
Total Mats and Integrated Services revenues	$230,735	$131,960	$98,775	75%
Service revenues increased $58.1 million to $93.1 million in 2018, compared to $34.9 million in 2017 with substantially all of this increase attributable to the WSG acquisition completed in November 2017. Rental revenues increased $20.7 million to $81.8 million in 2018, compared to $61.1 million in 2017, primarily attributable to increased customer activity in pressure pumping applications as well as the impact of our continuing efforts to expand into non-E&P rental markets.
Product sales revenues were $55.9 million in 2018 compared to $35.9 million in 2017. Revenues from product sales have typically fluctuated based on the timing of mat orders from customers; however, the improvement in 2018 is primarily attributable to our continued efforts to expand our sales into non-E&P markets.
Operating income
The mats and integrated services segment generated operating income of $60.6 million in 2018 compared to $40.5 million in 2017, primarily attributable to the increases in revenues as described above. As described above, revenues associated with the WSG acquisition primarily consist of site services, as opposed to product sales and rentals, which has shifted the revenue mix toward service revenues in 2018, as compared to 2017. While the incremental service revenues provide a positive impact to segment operating income, this shift in revenue mix, along with depreciation and amortization expense related to the purchase accounting allocation, reduced the overall segment operating margin in 2018 as compared to 2017. See Note 2 for further discussion of the acquisition.
Corporate Office
Corporate office expenses increased $0.7 million to $37.4 million in 2018, compared to $36.6 million in 2017. This increase was driven by $1.8 million in charges associated with the retirement and transition of our former Senior Vice President, General Counsel and Chief Administrative Officer, primarily reflecting the impact of modifications to certain outstanding stock-based and other incentive awards. In addition, lower spending related to legal matters, strategic planning efforts, and performance-based incentive compensation were partially offset by an increase in personnel costs.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Consolidated Results of Operations
Summarized results of operations are as follows:

	Year Ended December 31,		2017 vs 2016
(In thousands)	2017	2016	$	%
Revenues	$747,763	$471,496	$276,267	59%
Cost of revenues	607,899	437,836	170,063	39%
Selling, general and administrative expenses	108,838	88,473	20,365	23%
Other operating income, net	(410)	(4,345)	3,935	NM
Impairments and other charges	—	6,745	(6,745)	NM
Operating income (loss)	31,436	(57,213)	88,649	155%

Foreign currency exchange (gain) loss	2,051	(710)	2,761	NM
Interest expense, net	13,273	9,866	3,407	35%
Gain on extinguishment of debt	—	(1,615)	1,615	NM
Income (loss) from continuing operations before income taxes	16,112	(64,754)	80,866	125%

Provision (benefit) for income taxes	4,893	(24,042)	28,935	120%
Income (loss) from continuing operations	11,219	(40,712)	51,931	128%

Loss from disposal of discontinued operations, net of tax	(17,367)	—	(17,367)	NM
Net Loss	$(6,148)	$(40,712)	$34,564	85%
Revenues
Revenues increased 59% to $747.8 million in 2017, compared to $471.5 million in 2016. This $276.3 million increase includes a $268.0 million (108%) increase in revenues in North America, comprised of a $212.5 million increase in our Fluids Systems segment and a $55.5 million increase in the Mats and Integrated Services segment. Revenues from our international operations increased by $8.3 million (4%), as activity gains in the EMEA region, Brazil, and Chile were mostly offset by the completion of the offshore Uruguay project, which contributed $12.3 million of revenue in 2016. Additional information regarding the change in revenues is provided within the operating segment results below.
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
Selling, general and administrative expenses
Selling, general and administrative expenses increased $20.4 million to $108.8 million in 2017 from $88.5 million in 2016. The increase in expenses is primarily attributable to a $10.6 million increase in performance-based incentive compensation as well as elevated spending related to strategic planning efforts and legal matters, including the WSG acquisition described above. Selling, general and administrative expenses as a percentage of revenues decreased to 14.6% in 2017 from 18.8% in 2016.
Other operating income, net
Other operating income was $0.4 million in 2017 as compared to $4.3 million in 2016, primarily reflecting gains on the sale of assets in both periods.
Impairments and other charges
During 2016, we recognized $6.7 million of impairments and other charges. These charges primarily included $6.9 million of non-cash impairments in our Asia Pacific region resulting from the unfavorable industry market conditions and outlook for the region in 2016 and included a $3.8 million charge to write-down property, plant and equipment to its estimated fair value and a

$3.1 million charge to fully impair the customer related intangible assets. See Note 12 for additional information related to these charges. In addition, we recorded a $0.5 million charge in 2016 in the Latin America region of our Fluids Systems segment to write-down property, plant and equipment associated with the wind-down of our operations in Uruguay. These charges were partially offset by a $0.7 million gain in 2016 in our corporate office associated with the change in the final settlement amount of the wage and hour litigation claims.
Foreign currency exchange
Foreign currency exchange was a $2.1 million loss in 2017 compared to a $0.7 million gain in 2016, reflecting the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense totaled $13.3 million in 2017 compared to $9.9 million in 2016. This increase was primarily attributable to a $3.7 million increase in noncash amortization of debt discount associated with the 2021 Convertible Notes and lower capitalized interest in 2017 as compared to 2016. These increases were partially offset by $1.1 million of charges in 2016 for the write-off of debt issuance costs related to the termination and replacement of our revolving Credit Agreement.
Gain on extinguishment of debt
The $1.6 million gain on extinguishment of debt in 2016 reflects the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs, related to the repurchase of $89.3 million aggregate principal amount of our 2017 Convertible Notes.
Provision (benefit) for income taxes
The provision for income taxes in 2017 was $4.9 million, reflecting an effective tax rate of 30%, compared to a $24.0 million benefit in 2016, reflecting an effective tax rate of 37%. The provision for income taxes in 2017 includes a $3.4 million benefit resulting from the provisional accounting for the Tax Act as previously described. In addition, the 2017 effective tax rate was negatively impacted primarily by non-deductible expenses relative to the amount of pre-tax income.
The benefit for income taxes in 2016 included a $9.3 million benefit associated with a worthless stock deduction and related impacts from restructuring the investment in our Brazilian subsidiary, partially offset by the unfavorable impact of pretax losses incurred in Australia, including $6.9 million of impairment charges, for which the recording of a tax benefit is not permitted.
Loss from disposal of discontinued operations
Loss from disposal of discontinued operations includes a $17.4 million charge, net of tax, in 2017 for the settlement of a litigation matter related to the March 2014 sale of our Environmental Services business.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year Ended December 31,		2017 vs 2016
(In thousands)	2017	2016	$	%
Revenues
Fluids systems	$615,803	$395,461	$220,342	56%
Mats and integrated services	131,960	76,035	55,925	74%
Total revenues	$747,763	$471,496	$276,267	59%

Operating income (loss)
Fluids systems	$27,580	$(43,631)	$71,211
Mats and integrated services	40,491	14,741	25,750
Corporate office	(36,635)	(28,323)	(8,312)
Operating income (loss)	$31,436	$(57,213)	$88,649

Segment operating margin
Fluids systems	4.5%	(11.0%)
Mats and integrated services	30.7%	19.4%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2017 vs 2016
(In thousands)	2017	2016	$	%
United States	$341,075	$149,876	$191,199	128%
Canada	54,322	33,050	21,272	64%
Total North America	395,397	182,926	212,471	116%

EMEA	179,360	167,130	12,230	7%
Asia Pacific	4,081	4,669	(588)	(13%)
Latin America	36,965	40,736	(3,771)	(9%)
Total International	220,406	212,535	7,871	4%

Total Fluids Systems revenues	$615,803	$395,461	$220,342	56%
North America revenues increased 116% to $395.4 million in 2017 compared to $182.9 million in 2016. This increase in revenues is primarily attributable to the 69% increase in North American average rig count along with market share gains and higher customer spending per well in 2017 compared to 2016. Canadian revenues also included a $4.8 million increase from the August 2016 acquisition of Pragmatic Drilling Fluids Additives, Ltd.
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
Operating income
The Fluids Systems segment generated operating income of $27.6 million in 2017 compared to an operating loss of $43.6 million in 2016, representing a $71.2 million improvement in operating results. The operating loss in 2016 includes $15.5 million of charges related to asset impairments and $4.1 million of charges related to workforce reductions. The $15.5 million of charges in 2016 included $6.9 million of non-cash impairments in the Asia Pacific region resulting from the unfavorable industry market conditions and outlook for the region in 2016, $4.1 million of charges for the reduction in carrying values of certain inventory, primarily resulting from lower of cost or market adjustments, and $4.5 million of charges in the Latin America region associated with the wind-down of our operations in Uruguay, including $0.5 million to write-down property, plant and equipment. The $6.9 million of impairments in the Asia Pacific region included a $3.8 million charge to write-down property, plant and equipment to its estimated fair value and a $3.1 million charge to fully impair the customer-related intangible assets in the region.
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
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2017 vs 2016
(In thousands)	2017	2016	$	%
Service revenues	$34,943	$17,641	$17,302	98%
Rental revenues	61,124	40,748	20,376	50%
Product sales revenues	35,893	17,646	18,247	103%
Total Mats and Integrated Services revenues	$131,960	$76,035	$55,925	74%
Service revenues increased 98% to $34.9 million in 2017, compared to $17.6 million in 2016 and includes approximately $8 million of service revenues from the WSG acquisition in mid-November 2017. Rental revenues increased 50% to $61.1 million in 2017, compared to $40.7 million in 2016. These improvements include an increase in revenues from E&P customer activity, attributable to the improvement in oil prices, as well as increases in non-E&P customer activity associated with our continued efforts to expand beyond our traditional oilfield customer base and strong weather-related demand for rental mats.
Product sales revenues were $35.9 million in 2017 compared to $17.6 million in 2016. Revenues from product sales have typically fluctuated based on the timing of mat orders from customers. The improvement in 2017 is primarily attributable to our efforts to expand into non-E&P markets.
Operating income
Segment operating income increased by $25.8 million to $40.5 million in 2017 as compared to $14.7 million in 2016, attributable to the increases in revenues as described above. Due to the relatively fixed nature of operating expenses, increases in revenue have a higher incremental impact on segment operating margin.
Corporate Office
Corporate office expenses increased $8.3 million to $36.6 million in 2017, compared to $28.3 million in 2016. The increase is primarily attributable to a $2.7 million increase in performance-based incentive compensation and a $2.0 million increase in spending related to strategic planning efforts and legal matters, including the Ecoserv lawsuit described further in Note 15. The 2017 operating results also include a $1.0 million increase in acquisition related costs, primarily attributable to the WSG acquisition.

Liquidity and Capital Resources
Net cash provided by operating activities was $63.4 million in 2018 compared to $38.4 million in 2017. Net cash provided by operating activities in 2017 included the receipt of a $37.2 million tax refund received in the second quarter of 2017. The increase in net cash provided by operating activities in 2018 compared to 2017 was primarily due to an improvement in operating results and decreases in the growth of working capital. During 2018, net income adjusted for non-cash items provided cash of $94.7 million, while changes in working capital used $31.3 million of cash, substantially all of which was attributable to increases in inventory.
Net cash used in investing activities was $55.8 million in 2018, including capital expenditures of $45.1 million and the $14 million payment to refund a portion of the net sales price of the Environmental Services business (see Note 15 for further discussion). Capital expenditures during 2018 included $27.0 million for the Mats and Integrated Services segment, including $18.4 million of investments in the mat rental fleet, and $15.4 million for the Fluids Systems segment. Net cash used in investing activities was $68.4 million in 2017, including $44.8 million associated with the WSG acquisition.

Net cash used in financing activities was $4.5 million in 2018 and primarily related to net repayment of borrowings on our ABL Facility.
As of December 31, 2018, we had cash on-hand of $56.1 million, substantially all of which resides within our international subsidiaries. As a result of the Tax Act as previously described, we began repatriating excess cash from certain of our international subsidiaries in 2018 and we intend to continue repatriating excess cash from these international subsidiaries, subject to cash requirements to support the strategic objectives of these international subsidiaries. We anticipate that future working capital requirements for our operations will fluctuate directionally with revenues. In addition, we expect total 2019 capital expenditures to be approximately $35 million to $45 million, depending in part on the investment requirements to support further growth in the mats rental business as well as the timing of a capital investment to support expansion in Northern Kuwait, where we expect to invest approximately $8 million to construct a second base of operations. Availability under our ABL Facility also provides additional liquidity as discussed further below. Total availability under the ABL Facility will fluctuate directionally based on the level of eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet. We expect our available cash on-hand, cash generated by operations and remaining availability under our ABL Facility to be adequate to fund current operations during the next 12 months. In January 2019, we used $5 million of cash to repurchase shares of our common stock under our existing Board authorized repurchase program. We may continue to make repurchases under this authorization from time to time during 2019.
Our capitalization is as follows:

(In thousands)	December 31, 2018	December 31, 2017
2021 Convertible Notes	$100,000	$100,000
ABL Facility	76,300	81,600
Other debt	3,199	1,518
Unamortized discount and debt issuance costs	(17,752)	(22,643)
Total debt	$161,747	$160,475

Stockholder's equity	569,681	547,480
Total capitalization	$731,428	$707,955

Total debt to capitalization	22.1%	22.7%
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of February 19, 2019, the notes were not convertible.
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

Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement (as amended, the "ABL Facility") which amended and restated the May 2016 agreement. The ABL Facility provides financing of up to $150.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $225.0 million, subject to certain conditions. As of December 31, 2018, our total borrowing base availability under the ABL Facility was $150.0 million, of which $76.3 million was drawn, resulting in remaining availability of $73.7 million.
The ABL Facility terminates in October 2022; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the ABL Facility to September 1, 2021 if, prior to such date, the 2021 Convertible Notes have not either been repurchased, redeemed, converted or we have not provided sufficient funds to repay the 2021 Convertible Notes in full on their maturity date. For this purpose, funds may be provided in cash to an escrow agent or a combination of cash to an escrow agent and the assignment of a portion of availability under the ABL Facility. The ABL Facility requires compliance with a minimum fixed charge coverage ratio and minimum unused availability of $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the 2021 Convertible Notes.
Borrowing availability under the ABL Facility is calculated based on eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation also includes the amount of eligible pledged cash. The lender may establish such reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment.
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 175 to 275 basis points for LIBOR borrowings, and 75 to 175 basis points for base rate borrowings, based on the ratio of debt to consolidated EBITDA as defined in the ABL Facility. As of December 31, 2018, the applicable margin for borrowings under our ABL Facility was 175 basis points with respect to LIBOR borrowings and 75 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 4.2% at December 31, 2018. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of December 31, 2018 was 25 basis points.
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
Other Debt. Our foreign subsidiaries in Italy, India, and Canada maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $1.1 million and $1.0 million, respectively, outstanding under these arrangements at December 31, 2018 and December 31, 2017.
At December 31, 2018, we had letters of credit issued and outstanding of $5.7 million that are collateralized by $6.1 million in restricted cash. Additionally, our foreign operations had $26.6 million outstanding in letters of credit and other guarantees, primarily issued under a credit arrangement in Italy as well as certain letters of credit that are collateralized by $2.0 million in restricted cash. At December 31, 2018 and December 31, 2017, prepaid expenses and other current assets in the consolidated balance sheets include total restricted cash related to letters of credit of $8.1 million and $9.1 million, respectively.
Off-Balance Sheet Arrangements
In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies of $2.2 million at both December 31, 2018 and 2017. We also had $0.4 million of guarantee obligations in connection with facility closure bonds and other performance bonds issued by insurance companies outstanding as of December 31, 2018 and 2017. In addition, we had a bond of $4.2 million outstanding as of December 31, 2018 related to a Mexican Federal Tax Court appeal (see Note 8 for additional information).

Other than normal operating leases for office and warehouse space, as well as rolling stock and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.
Contractual Obligations
A summary of our outstanding contractual and other obligations and commitments at December 31, 2018 is as follows:

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Current debt	$2,522	$—	$—	$—	$—	$—	$2,522
2021 Convertible Notes	—	—	100,000	—	—	—	100,000
Interest on 2021 Convertible Notes	4,581	4,000	4,000	—	—	—	12,581
ABL Facility	—	—	—	76,300	—	—	76,300
Operating leases	9,112	5,707	4,630	3,816	3,144	4,507	30,916
Trade accounts payable and accrued liabilities (1)	138,527	—	—	—	—	—	138,527
Purchase commitments, not accrued	19,768	—	—	—	—	—	19,768
Other long-term liabilities (2)	—	—	—	—	—	7,536	7,536
Performance bond obligations	4,685	—	—	—	—	—	4,685
Letter of credit commitments	25,688	1,558	2,539	1,383	92	982	32,242
Total contractual obligations	$204,883	$11,265	$111,169	$81,499	$3,236	$13,025	$425,077

(1)	Excludes accrued interest on the 2021 Convertible Notes.

(2)
Table does not allocate by year expected tax payments and uncertain tax positions due to the inability to make reasonably reliable estimates of the timing of future cash settlements with the respective taxing authorities. See Note 8 for additional discussion on uncertain tax positions.

We anticipate that the obligations and commitments listed above that are due in less than one year will be paid from available cash on-hand, cash generated by operations, and estimated availability under our ABL Facility, subject to covenant compliance and certain restrictions as further discussed above. The specific timing of settlement for certain long-term obligations cannot be reasonably estimated.

Critical Accounting Policies
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts and disclosures. Significant estimates used in preparing our consolidated financial statements include the following: allowances for doubtful accounts, reserves for self-insured retention under insurance programs, estimated performance and values associated with employee incentive programs, fair values used for impairments of long-lived assets, including goodwill and other intangibles, accounting for the Tax Act, and valuation allowances for deferred tax assets. See Note 1 for a discussion of the accounting policies for each of these matters. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.
We believe the critical accounting policies described below affect our more significant judgments and estimates used in preparing our consolidated financial statements.
Allowance for Doubtful Accounts
Reserves for uncollectible accounts receivable are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable. The majority of our revenues are from mid-sized and international oil companies as well as government-owned or government-controlled oil companies, and we have receivables in several foreign jurisdictions. Changes in the financial condition of our customers or political changes in foreign jurisdictions could cause our customers to be unable to repay these receivables, resulting in additional allowances. Provisions for uncollectible accounts receivable were $2.8 million, $1.5 million, and $2.4 million for 2018, 2017, and 2016, respectively.
Impairment of Long-lived Assets
Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if an indication of impairment exists. When there are qualitative indicators of impairment, we use an impairment test which includes a comparison of the carrying value of net assets of our reporting units, including goodwill, with their estimated fair values, which we estimate using a combination of a market multiple and discounted cash flow approach. We also compare the aggregate fair values of our reporting units with our market capitalization. If the carrying value exceeds the estimated fair value, an impairment charge is recorded in the period in which such review is performed. We identify our reporting units based on our analysis of several factors, including our operating segment structure, evaluation of the economic characteristics of our geographic regions within each of our operating segments, and the extent to which our business units share assets and other resources.
In completing our November 1, 2018 and 2017 evaluations, we determined that each reporting unit’s fair value was in excess of the net carrying value and therefore, no impairment was required. At December 31, 2018, we had $43.8 million of goodwill, substantially all of which relates to the Mats and Integrated Services segment.
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
We review property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In 2016, we recognized $6.9 million of non-cash impairments in the Asia Pacific region resulting from the unfavorable industry market conditions and outlook for the region in 2016 and a $0.5 million charge in the Latin America region to write-down property, plant and equipment associated with the wind-down of our operations in Uruguay.
We assess recoverability based on expected undiscounted future net cash flows. In estimating expected cash flows, we use a probability-weighted approach. Should the review indicate that the carrying value is not fully recoverable, the amount of impairment loss is determined by comparing the carrying value to the estimated fair value. Estimating future net cash flows requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about demand for our products and services, future market conditions, and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change and a material impairment could result.

Insurance
We maintain reserves for estimated future payments associated with our self-insured employee healthcare programs, as well as the self-insured retention exposures under our general liability, auto liability, and workers compensation insurance policies. Our reserves are determined based on historical experience under these programs, including estimated development of known claims and estimated incurred-but-not-reported claims. Required reserves could change significantly based upon changes in insurance coverage, loss experience, or inflationary impacts. As of December 31, 2018 and 2017, total insurance reserves were $3.0 million and $3.8 million, respectively.
Income Taxes
The Tax Act was enacted in December 2017, resulting in broad and complex changes to U.S. income tax law. The Tax Act included a one-time transition tax in 2017 on accumulated foreign subsidiary earnings not previously subject to U.S. income tax, reduced the U.S. corporate statutory tax rate from 35% to 21% effective January 1, 2018, generally eliminated U.S. federal income tax on dividends from foreign subsidiaries, created new tax on certain foreign-sourced earnings, made other changes to limit certain deductions and changed rules on how certain tax credits and net operating loss carryforwards can be utilized. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our 2017 financial statements, and such estimates were finalized during 2018. The net tax benefit recognized in 2017 related to the Tax Act was $3.4 million. As we completed our analysis of the Tax Act in 2018 for purposes of finalizing our 2017 U.S. federal income tax return, including assessment of additional guidance provided by regulatory bodies, we revised the cumulative net tax benefit related to the Tax Act to $5.0 million by recognizing an additional $1.6 million net tax benefit in 2018.
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
We had total deferred tax assets of $42.2 million and $61.9 million at December 31, 2018 and 2017, respectively. A valuation allowance must be established to offset a deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. At December 31, 2018, a total valuation allowance of $23.8 million was recorded, which includes a valuation allowance on $12.8 million of net operating loss carryforwards for certain U.S. state and foreign jurisdictions, including Australia, as well as a valuation allowance of $4.6 million for certain tax credits recognized related to the accounting for the impact of the Tax Act. Changes in the expected future generation of qualifying taxable income within these jurisdictions or in the realizability of other tax assets may result in an adjustment to the valuation allowance, which would be charged or credited to income in the period this determination was made. In 2018, we recognized a decrease in the valuation allowance for certain deferred tax assets related to our U.K. subsidiary that are now expected to be realized. In 2016, we recognized an increase in the valuation allowance for deferred tax assets, primarily related to our Australian subsidiary and certain U.S. state net operating losses, which are not expected to be realized. In addition, we decreased the valuation allowance in 2016 related to Brazil as we were able to utilize certain net operating loss carryforwards related to income in 2016 from the forgiveness of certain inter-company balances due from our Brazilian subsidiary.
We file income tax returns in the United States and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2012 and for substantially all foreign jurisdictions for years prior to 2008. We are currently under examination by the United States federal tax authorities for tax years 2014–2016. During the second quarter of 2017, we received a Revenue Agent Report from the IRS disallowing a deduction claimed on our 2015 tax return associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary and assessing tax due of approximately $3.9 million. We submitted our response to the IRS in the third quarter of 2017, and had an initial tax appeals hearing in June 2018. In the third quarter of 2018, the Appeals Officer provided a favorable notification recommending that no additional tax should be assessed on our 2015 tax return which is subject to approval by the Joint Committee on Taxation. Although the tax appeals process has not concluded, we believe our tax position is properly reported in accordance with applicable U.S. tax laws and regulations and will continue to vigorously defend our position through the tax appeals process.
Following an audit in 2015, the treasury authority in Mexico issued a tax assessment (inclusive of interest and penalties) in the amount of 60 million pesos (approximately $3.3 million) to our Mexico subsidiary primarily in connection with the export of mats from Mexico which took place in 2010.  The mats that are the subject of this assessment were owned by a U.S. subsidiary and leased to our Mexico subsidiary for matting projects in the Mexican market. In 2010, we made the decision to move these mats out of Mexico to markets with higher demand. The Mexican treasury authority determined the export of the mats was the equivalent of a sale, and assessed taxes on the gross declared value of the exported mats to our Mexico subsidiary. We retained outside legal counsel and filed administrative appeals with the treasury authority, but we were notified on April 13, 2018, that the last administrative appeal had been rejected. In the second quarter of 2018, we filed an appeal in the Mexican Federal Tax Court, which required that we post a bond in the amount of the assessed taxes (plus additional interest). In the fourth quarter of 2018, the Mexican Federal Tax Court issued a favorable judgment nullifying in full the tax assessment which has been subsequently appealed by the treasury authority in Mexico. Although the tax appeals process has not concluded, we believe our tax position is properly reported in accordance with applicable tax laws and regulations in Mexico and intend to vigorously defend our position through the tax appeals process.
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
New Accounting Pronouncements
See Note 1 in Item 8. “Financial Statements and Supplementary Data” for a discussion of new accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
At December 31, 2018, we had total principal amounts outstanding under financing arrangements of $179.5 million, including $100.0 million of borrowings under our 2021 Convertible Notes which bear interest at a fixed rate of 4.0% and $76.3 million of borrowings under our ABL Facility. Borrowings under our ABL Facility are subject to a variable interest rate as determined by the ABL Facility. The weighted average interest rate at December 31, 2018 for the ABL Facility was 4.2%. Based on the balance of variable rate debt at December 31, 2018, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $0.8 million.
Foreign Currency Risk
Our principal foreign operations are conducted in certain areas of EMEA, Latin America, Asia Pacific, and Canada. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate including European euros, Algerian dinar, Romanian new leu, Canadian dollars, British pounds, Australian dollars, and Brazilian reais. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Newpark Resources, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2019, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
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
February 22, 2019

We have served as the Company’s auditor since 2008.

Newpark Resources, Inc.
Consolidated Balance Sheets
December 31,

(In thousands, except share data)	2018	2017
ASSETS
Cash and cash equivalents	$56,118	$56,352
Receivables, net	254,394	265,866
Inventories	196,896	165,336
Prepaid expenses and other current assets	15,904	17,483
Total current assets	523,312	505,037

Property, plant and equipment, net	316,293	315,320
Goodwill	43,832	43,620
Other intangible assets, net	25,160	30,004
Deferred tax assets	4,516	4,753
Other assets	2,741	3,982
Total assets	$915,854	$902,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$2,522	$1,518
Accounts payable	90,607	88,648
Accrued liabilities	48,797	68,248
Total current liabilities	141,926	158,414

Long-term debt, less current portion	159,225	158,957
Deferred tax liabilities	37,486	31,580
Other noncurrent liabilities	7,536	6,285
Total liabilities	346,173	355,236

Commitments and contingencies (Note 15)

Common stock, $0.01 par value (200,000,000 shares authorized and 106,362,991 and 104,571,839 shares issued, respectively)	1,064	1,046
Paid-in capital	617,276	603,849
Accumulated other comprehensive loss	(67,673)	(53,219)
Retained earnings	148,802	123,375
Treasury stock, at cost (15,530,952 and 15,366,504 shares, respectively)	(129,788)	(127,571)
Total stockholders’ equity	569,681	547,480
Total liabilities and stockholders' equity	$915,854	$902,716

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Operations
Years Ended December 31,

(In thousands, except per share data)	2018	2017	2016
Revenues
Product sales revenues	$743,342	$628,401	$390,306
Rental and service revenues	203,206	119,362	81,190
Total revenues	946,548	747,763	471,496
Cost of revenues
Cost of product sales revenues	633,847	539,243	386,085
Cost of rental and service revenues	133,128	68,656	51,751
Total cost of revenues	766,975	607,899	437,836
Selling, general and administrative expenses	115,127	108,838	88,473
Other operating (income) loss, net	888	(410)	(4,345)
Impairments and other charges	—	—	6,745
Operating income (loss)	63,558	31,436	(57,213)

Foreign currency exchange (gain) loss	1,416	2,051	(710)
Interest expense, net	14,864	13,273	9,866
Gain on extinguishment of debt	—	—	(1,615)
Income (loss) from continuing operations before income taxes	47,278	16,112	(64,754)

Provision (benefit) for income taxes	14,997	4,893	(24,042)
Income (loss) from continuing operations	32,281	11,219	(40,712)

Loss from disposal of discontinued operations, net of tax	—	(17,367)	—
Net income (loss)	$32,281	$(6,148)	$(40,712)

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.36	$0.13	$(0.49)
Loss from discontinued operations	—	(0.20)	—
Net income (loss)	$0.36	$(0.07)	$(0.49)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.35	$0.13	$(0.49)
Loss from discontinued operations	—	(0.20)	—
Net income (loss)	$0.35	$(0.07)	$(0.49)

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In thousands)	2018	2017	2016

Net income (loss)	$32,281	$(6,148)	$(40,712)
Foreign currency translation adjustments (net of tax benefit of $413, $0, $0)	(14,454)	9,989	(4,932)
Comprehensive income (loss)	$17,827	$3,841	$(45,644)

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2016	$994	$533,746	$(58,276)	$171,788	$(127,993)	$520,259
Net loss	—	—	—	(40,712)	—	(40,712)
Employee stock options, restricted stock and employee stock purchase plan	4	(478)	—	(1,203)	1,907	230
Stock-based compensation expense	—	12,056	—	—	—	12,056
Income tax effect, net, of employee stock related activity	—	(1,558)	—	—	—	(1,558)
Issuance of Convertible Notes due 2021	—	15,200	—	—	—	15,200
Foreign currency translation	—	—	(4,932)	—	—	(4,932)
Balance at December 31, 2016	998	558,966	(63,208)	129,873	(126,086)	500,543
Net loss	—	—	—	(6,148)	—	(6,148)
Employee stock options, restricted stock and employee stock purchase plan	14	1,636	—	(350)	(1,485)	(185)
Stock-based compensation expense	—	10,843	—	—	—	10,843
Issuance of shares for acquisition	34	32,404				32,438
Foreign currency translation	—	—	9,989	—	—	9,989
Balance at December 31, 2017	1,046	603,849	(53,219)	123,375	(127,571)	547,480
Cumulative effect of accounting changes	—	—	—	(6,764)	—	(6,764)
Net income	—	—	—	32,281	—	32,281
Employee stock options, restricted stock and employee stock purchase plan	18	3,066	—	(90)	(2,217)	777
Stock-based compensation expense	—	10,361	—	—	—	10,361
Foreign currency translation	—	—	(14,454)	—	—	(14,454)
Balance at December 31, 2018	$1,064	$617,276	$(67,673)	$148,802	$(129,788)	$569,681

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,

(In thousands)	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$32,281	$(6,148)	$(40,712)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Impairments and other non-cash charges	—	—	12,523
Depreciation and amortization	45,899	39,757	37,955
Stock-based compensation expense	10,361	10,843	12,056
Provision for deferred income taxes	236	(10,350)	3,352
Net provision for doubtful accounts	2,849	1,481	2,416
Loss on sale of a business	—	21,983	—
Gain on sale of assets	(1,821)	(5,478)	(2,820)
Gain on extinguishment of debt	—	—	(1,615)
Gain on insurance recovery	(606)	—	—
Amortization of original issue discount and debt issuance costs	5,510	5,345	1,618
Change in assets and liabilities:
Increase in receivables	(7,388)	(73,722)	(1,699)
(Increase) decrease in inventories	(30,352)	(15,097)	16,044
Decrease in other assets	1,055	986	1,708
Increase (decrease) in accounts payable	2,449	14,153	(5,213)
Increase (decrease) in accrued liabilities and other	2,930	54,628	(24,518)
Net cash provided by operating activities	63,403	38,381	11,095

Cash flows from investing activities:
Capital expenditures	(45,141)	(31,371)	(38,440)
Refund of proceeds from sale of a business	(13,974)	—	—
Proceeds from sale of property, plant and equipment	2,612	7,747	4,540
Proceeds from insurance property claim	1,000	—	—
Business acquisitions, net of cash acquired	(249)	(44,750)	(4,420)
Net cash used in investing activities	(55,752)	(68,374)	(38,320)

Cash flows from financing activities:
Borrowings on lines of credit	347,613	176,267	6,437
Payments on lines of credit	(352,582)	(93,700)	(14,269)
Proceeds from 2021 Convertible Notes	—	—	100,000
Purchases of 2017 Convertible Notes	—	—	(87,271)
Payment on 2017 Convertible Notes	—	(83,252)	—
Debt issuance costs	(149)	(955)	(5,403)
Proceeds from employee stock plans	3,874	2,424	725
Purchases of treasury stock	(3,870)	(3,239)	(1,226)
Other financing activities	601	165	357
Net cash used in financing activities	(4,513)	(2,290)	(650)

Effect of exchange rate changes on cash	(4,332)	2,444	(1,449)

Net decrease in cash, cash equivalents, and restricted cash	(1,194)	(29,839)	(29,324)
Cash, cash equivalents, and restricted cash at beginning of year	65,460	95,299	124,623
Cash, cash equivalents, and restricted cash at end of year	$64,266	$65,460	$95,299

See Accompanying Notes to Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies
Organization and Principles of Consolidation. Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. The consolidated financial statements include our company and our wholly-owned subsidiaries (“we,” “our,” or “us”). All intercompany transactions are eliminated in consolidation.
We are a geographically diversified supplier providing products, rentals, and services primarily to the oil and natural gas exploration and production (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services. Our Fluids Systems segment provides customized drilling fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Latin America, and Asia Pacific. Our Mats and Integrated Services segment provides composite mat rentals utilized for temporary worksite access, along with site construction and related site services to customers in various markets including E&P, electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries across North America and Europe. We also sell composite mats to customers around the world.
Use of Estimates and Market Risks. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in preparing our consolidated financial statements include, but are not limited to the following: allowances for doubtful accounts, reserves for self-insured retention under insurance programs, estimated performance and values associated with employee incentive programs, fair values used for impairments of long-lived assets, including goodwill and other intangibles, accounting for the U.S. Tax Cuts and Jobs Act enacted in December 2017, and valuation allowances for deferred tax assets.
Our operating results depend, to a large extent, on oil and natural gas drilling activity levels in the markets we serve, and particularly for the Fluids Systems segment, the nature of the drilling operations (including the depth and whether the wells are drilled vertically or horizontally) which governs the revenue potential of each well. Drilling activity levels, in turn, depend on a variety of factors, including oil and natural gas commodity pricing, inventory levels, product demand, and regulatory restrictions. Oil and natural gas prices and activity are cyclical and volatile and this market volatility has a significant impact on our operating results.
Cash Equivalents. All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash equivalents.
Restricted Cash. Cash that is restricted as to withdrawal or usage is recognized as restricted cash and is included in other current assets in the consolidated balance sheets.
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
Inventories. Inventories are stated at the lower of cost (principally average cost) or net realizable value. Certain conversion costs associated with the acquisition, production, blending, and storage of inventory in our Fluids Systems segment as well as in the manufacturing operations in the Mats and Integrated Services segment are capitalized as a component of the carrying value of the inventory and expensed as a component of cost of revenues as the products are sold. Reserves for inventory obsolescence are determined based on the fair value of the inventory using factors such as our historical usage of inventory on-hand, future expectations related to our customers’ needs, market conditions, and the development of new products.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation is provided on property, plant and equipment, including assets held under capital leases, primarily utilizing the straight-line method over the following estimated useful service lives or lease term:

Computer hardware and office equipment	3-5 years
Computer software	3-10 years
Autos and light trucks	5-7 years
Furniture, fixtures, and trailers	7-10 years
Composite mats (rental fleet)	10-12 years
Machinery and heavy equipment	5-15 years
Owned buildings	20-39 years
Leasehold improvements	Lease term, including reasonably assured renewal periods
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
Impairment of Long-Lived Assets. Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if an indication of impairment exists. As part of our annual goodwill review we first perform a qualitative assessment based on company performance and future business outlook to determine if indicators of impairment exist. When there are qualitative indicators of impairment, we use an impairment test which includes a comparison of the carrying value of net assets of our reporting units, including goodwill, with their estimated fair values, which we estimate using a combination of a market multiple and discounted cash flow approach (classified within level 3 of the fair value hierarchy). We also compare the aggregate fair values of our reporting units with our market capitalization. If the carrying value exceeds the estimated fair value, an impairment charge is recorded in the period in which such review is performed. We identify our reporting units based on our analysis of several factors, including our operating segment structure, evaluation of the economic characteristics of our geographic regions within each of our operating segments, and the extent to which our business units share assets and other resources.
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
Insurance. We maintain reserves for estimated future payments associated with our self-insured employee healthcare programs, as well as the self-insured retention exposures under our general liability, auto liability, and workers compensation insurance policies. Our reserves are determined based on historical experience under these programs, including estimated development of known claims and estimated incurred-but-not-reported claims.
Treasury Stock. Treasury stock is carried at cost, which includes the entire cost of the acquired stock.
Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) amended the guidance for revenue from contracts with customers. See "New Accounting Pronouncements" below for details about the amended guidance and about our adoption. Results for reporting periods beginning after December 31, 2017 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported in accordance with previous guidance. The adoption of this new guidance primarily affected the timing of revenue recognition for drilling fluid additive products provided to customers in the delivery of an integrated fluid system in our U.S. drilling fluids business. Under previous guidance, we recognized revenue for these products upon shipment of materials and passage of title, with a reserve for estimated product returns. Under the new guidance, we recognize revenue for these products when they are utilized, which generally occurs at the time of consumption by the customer. The following provides a summary of our significant accounting policies for revenue recognition under the new guidance for periods beginning after December 31, 2017.
Revenue Recognition - Fluids Systems. Revenues for drilling fluid additive products and engineering services, when provided to customers in the delivery of an integrated fluid system, are recognized as product sales revenues when utilized by the customer. Revenues for formulated liquid systems are recognized as product sales revenues when utilized or lost downhole while drilling. Revenues for equipment rentals and other services provided to customers that are ancillary to the fluid system product

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

delivery are recognized in rental and service revenues when the services are performed. For direct sales of drilling fluid products, revenues are recognized when control passes to the customer, which is generally upon shipment of materials.
Revenue Recognition - Mats and Integrated Services. Revenues for rentals and services are generated from both fixed-price and unit-priced contracts, which are generally short-term in duration. The activities under these contracts include the installation and rental of matting systems for a period of time and services such as access road construction, site planning and preparation, environmental protection, fluids and spill storage/containment, erosion control, and site restoration services. Rental revenues are recognized over the rental term and service revenues are recognized when the specified services are performed. Revenues from any subsequent extensions to the rental agreements are recognized over the extension period. Revenues from the direct sale of mats are recognized when control passes to the customer, which is upon shipment or delivery, depending on the terms of the underlying sales contract.
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
Share-Based Compensation. Share-based compensation cost is measured at the grant date based on the fair value of the award, net of an estimated forfeiture rate. We recognize these costs in the statement of operations using the straight-line method over the vesting term. Fair value at the grant date is determined using the Black-Scholes option-pricing model for stock options and using the Monte Carlo valuation model for performance-based restricted stock units.
Foreign Currency Translation. The functional currency for substantially all international subsidiaries is their respective local currency. Financial statements for these international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rates in effect during the respective period for revenues and expenses. Exchange rate adjustments resulting from translation of foreign currency financial statements are reflected in accumulated other comprehensive loss in stockholders’ equity whereas exchange rate adjustments resulting from foreign currency denominated transactions are recorded in income. At December 31, 2018 and 2017, accumulated other comprehensive loss related to foreign subsidiaries reflected in stockholders’ equity was $67.7 million and $53.2 million, respectively.
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
The adoption of this new guidance primarily affected the timing of revenue recognition for drilling fluid additive products provided to customers in the delivery of an integrated fluid system in our U.S. drilling fluids business. There was no material impact on reported revenues for 2018 as a result of applying the new revenue recognition guidance. The adoption of this guidance also requires additional disclosures for disaggregated revenues, which are included in Note 12. See above for a summary of our significant accounting policies for revenue recognition under the new guidance for periods beginning after December 31, 2017.
Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. In October 2016, the FASB amended the guidance related to the accounting for income tax consequences of intra-entity transfers of assets other than inventory. The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than the previous requirement to defer recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. This update does not change U.S. GAAP for the pre-tax effects of an intra-entity asset transfer or for an intra-entity transfer of inventory. We adopted this new guidance as of January 1, 2018 using the modified retrospective transition method, and recorded a net reduction of $4.5 million to opening retained earnings to reflect the cumulative effect of adoption for the current and deferred income tax consequences of an intra-entity sale of mats from the U.S. to the U.K. completed prior to 2018.
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
Standards Not Yet Adopted
Leases. In February 2016, the FASB amended the guidance related to the accounting for leases. The new guidance provides principles for the recognition, measurement, presentation, and disclosure of leases and requires lessees to recognize both assets and liabilities arising from financing and operating leases. The classification as either a financing or operating lease will determine whether lease expense is recognized based on an effective interest method basis or on a straight-line basis over the term of the lease, respectively. This guidance is effective for us in the first quarter of 2019 and we will adopt the new guidance using a modified retrospective transition method effective January 1, 2019. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We have also made an accounting policy election to not recognize in the consolidated balance sheets leases with an initial term of 12 months or less. We are finalizing our evaluation

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the impacts of adoption, and estimate that we will recognize approximately $30 million of operating lease assets and operating lease liabilities as of January 1, 2019, with no cumulative effect adjustment to retained earnings. We will include incremental disclosures in our 2019 consolidated financial statements regarding our lease accounting policies and related amounts.
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
The WSG transaction has been recorded using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The acquisition resulted in the recognition of $27.0 million in other intangible assets consisting primarily of customer relationships, technology, and tradename. All of the other intangibles are finite-lived intangible assets that are expected to be amortized over periods of 10 to 15 years with a weighted average amortization period of approximately 13 years. The excess of the total consideration was recorded as goodwill, which is deductible for tax purposes, and includes the value of the assembled workforce. The fair values of the identifiable assets acquired and liabilities assumed were based on the company’s estimates and assumptions using various market, income, and cost valuation approaches, which are classified within level 3 of the fair value hierarchy.
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
In August 2016, we completed the acquisition of Pragmatic Drilling Fluids Additives, Ltd. (“Pragmatic”), a Canadian provider of specialty chemicals for the oil and natural gas industry, which further expanded our fluids technology portfolio and

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

capabilities. The purchase price for this acquisition was $4.4 million, net of cash acquired. The purchase price allocation resulted in amortizable intangible assets of $1.7 million and goodwill of approximately $1.7 million. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. The results of operations of Pragmatic are reported within the Fluids Systems segment for the period subsequent to the date of the acquisition.
Results of operations and pro-forma combined results of operations for these acquired businesses have not been presented as the effect of these acquisitions are not material to our consolidated financial statements.
Note 3 — Inventories
Inventories consisted of the following at December 31:

(In thousands)	2018	2017
Raw materials:
Drilling fluids	$148,737	$123,022
Mats	1,485	1,419
Total raw materials	150,222	124,441
Blended drilling fluids components	38,088	30,495
Finished goods - mats	8,586	10,400
Total inventories	$196,896	$165,336
Raw materials consist primarily of barite, chemicals, and other additives that are consumed in the production of our drilling fluid systems. Our blended drilling fluids components consist of base drilling fluid systems that have been either mixed internally at our blending facilities or purchased from third party vendors. These base drilling fluid systems require raw materials to be added, as needed to meet specified customer requirements. As described in Note 1, the adoption of the new revenue recognition guidance resulted in a $5.5 million increase in inventories as of January 1, 2018.
Note 4 — Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31:

(In thousands)	2018	2017
Land	$11,338	$11,504
Buildings and improvements	131,128	132,322
Machinery and equipment	291,081	284,337
Computer hardware and software	35,730	33,738
Furniture and fixtures	5,725	5,926
Construction in progress	12,960	8,607
	487,962	476,434
Less accumulated depreciation	(239,643)	(215,419)
	248,319	261,015

Composite mats (rental fleet)	120,644	101,968
Less accumulated depreciation - composite mats	(52,670)	(47,663)
	67,974	54,305

Property, plant and equipment, net	$316,293	$315,320

Depreciation expense was $41.2 million, $36.4 million, and $34.6 million in 2018, 2017 and 2016, respectively. Capital expenditures in 2018 included $27.0 million for the Mats and Integrated Services segment, primarily reflecting investments in the mat rental fleet, and $15.4 million for the Fluids Systems segment.
Note 5 — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill by reportable segment are as follows:

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands)	Fluids Systems	Mats and Integrated Services	Total
Balance at December 31, 2016	$1,666	$18,329	$19,995
Acquisition	—	23,188	23,188
Effects of foreign currency	116	321	437
Balance at December 31, 2017	1,782	41,838	43,620
Acquisition	—	562	562
Effects of foreign currency	(141)	(209)	(350)
Balance at December 31, 2018	$1,641	$42,191	$43,832
We completed our annual evaluation of the carrying values of our goodwill and other indefinite-lived intangible assets as of November 1, 2018 and determined that the carrying values of each of our reporting units were less than their respective fair values and therefore, no impairment was required.
Other intangible assets consisted of the following:

	December 31, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Technology related	$17,380	$(5,509)	$11,871	$15,596	$(4,427)	$11,169
Customer related	40,662	(27,891)	12,771	42,903	(24,679)	18,224
Employment related	1,845	(1,845)	—	1,864	(1,794)	70
Total amortizing intangible assets	59,887	(35,245)	24,642	60,363	(30,900)	29,463

Permits and licenses	518	—	518	541	—	541
Total indefinite-lived intangible assets	518	—	518	541	—	541
Total intangible assets	$60,405	$(35,245)	$25,160	$60,904	$(30,900)	$30,004
Total amortization expense related to other intangible assets was $4.7 million, $3.3 million and $3.4 million in 2018, 2017 and 2016, respectively.
In November 2017, we completed the acquisition of WSG, and in August 2016, we completed the acquisition of Pragmatic, which resulted in additions to amortizable intangible assets of $27.0 million and $1.7 million, respectively. See Note 2 for additional information.
Estimated future amortization expense for the years ended December 31 is as follows:

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Technology related	$1,140	$1,112	$1,061	$1,002	$836	$6,720	$11,871
Customer related	2,656	2,150	1,652	1,348	1,198	3,767	12,771
Total future amortization expense	$3,796	$3,262	$2,713	$2,350	$2,034	$10,487	$24,642
The weighted average amortization period for technology related and customer related intangible assets is 15 years and 11 years, respectively.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6 — Financing Arrangements
Financing arrangements consisted of the following:

	December 31, 2018			December 31, 2017
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
2021 Convertible Notes	$100,000	$(17,752)	$82,248	$100,000	$(22,643)	$77,357
ABL Facility	76,300	—	76,300	81,600	—	81,600
Other debt	3,199	—	3,199	1,518	—	1,518
Total debt	179,499	(17,752)	161,747	183,118	(22,643)	160,475
Less: current portion	(2,522)	—	(2,522)	(1,518)	—	(1,518)
Long-term debt	$176,977	$(17,752)	$159,225	$181,600	$(22,643)	$158,957

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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of February 19, 2019, the notes were not convertible.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The $2.7 million of issuance costs attributable to the debt component were netted against long-term debt and are being amortized to interest expense over the term of the notes using the effective interest method. As of December 31, 2018, the carrying amount of the debt component was $82.2 million, which is net of the unamortized debt discount and issuance costs of $15.9 million and $1.8 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the notes is approximately 11.3%.
Events of Default. Under the terms of the indenture governing the 2021 Convertible Notes, in the event certain actions were not taken by December 5, 2017 to remove the Rule 144A restrictive legend included on the notes at the time of their issuance, the 2021 Convertible Notes would begin to accrue additional interest of 0.5% per year (“Additional Interest”) until such time the restrictive legend was removed. We did not remove the Rule 144A restrictive legend by December 5, 2017. We also failed to pay the Additional Interest due to holders on the interest payment dates in 2018, which constituted a default on the 2021 Convertible Notes. The occurrence of the default on the 2021 Convertible Notes also resulted in certain cross-defaults under our ABL Facility (as defined below). In January 2019, in order to remedy the events of default, we paid $0.5 million of interest to the holders, representing all of the overdue Additional Interest under the terms of the 2021 Convertible Notes and obtained a limited waiver permanently waiving any implications of the resulting cross-defaults under the ABL Facility. As a result, the default conditions have been remedied. Further, the Rule 144A restrictive legend was subsequently removed from the 2021 Convertible Notes on January 25, 2019, thereby eliminating the Additional Interest going forward.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement (as amended, the “ABL Facility”) which amended and restated the May 2016 agreement. The ABL Facility provides financing of up to $150.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $225.0 million, subject to certain conditions. As of December 31, 2018, our total borrowing base availability under the ABL Facility was $150.0 million, of which $76.3 million was drawn, resulting in remaining availability of $73.7 million.
The ABL Facility terminates in October 2022; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the ABL Facility to September 1, 2021 if, prior to such date, the 2021 Convertible Notes have not either been repurchased, redeemed, converted or we have not provided sufficient funds to repay the 2021 Convertible Notes in full on their maturity date. For this purpose, funds may be provided in cash to an escrow agent or a combination of cash to an escrow agent and the assignment of a portion of availability under the ABL Facility. The ABL Facility requires compliance with a minimum fixed charge coverage ratio and minimum unused availability of $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the 2021 Convertible Notes.
Borrowing availability under the ABL Facility is calculated based on eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation also includes the amount of eligible pledged cash. The lender may establish such reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment.
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. or (c) LIBOR, subject to a floor of zero, plus 100 basis points. The applicable margin ranges from 175 to 275 basis points for LIBOR borrowings, and 75 to 175 basis points for base rate borrowings, based on the ratio of debt to consolidated EBITDA as defined in the ABL Facility. As of December 31, 2018, the applicable margin for borrowings under our ABL Facility was 175 basis points with respect to LIBOR borrowings and 75 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 4.2% at December 31, 2018. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the ratio of debt to consolidated EBITDA, as defined in the ABL Facility. The applicable commitment fee as of December 31, 2018 was 25 basis points.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events and certain change of control events.
Revolving Credit Facility. In March 2015, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) which provided for a $200.0 million revolving loan facility available for borrowings and letters of credit through March 2020. In December 2015, the Credit Agreement was amended, decreasing the revolving credit facility to $150.0 million. We terminated the Credit Agreement in May 2016, replacing it with an asset-based revolving loan facility as discussed above. As of the date of termination, we had no outstanding borrowings under the Credit Agreement. In the second quarter of 2016, we recognized a non-cash charge of $1.1 million in interest expense for the write-off of debt issuance costs in connection with the termination.
2017 Convertible Notes. In September 2010, we issued $172.5 million of unsecured convertible senior notes (“2017 Convertible Notes”) that matured on October 1, 2017. The notes bore interest at a rate of 4.0% per year, payable semiannually in arrears on April 1 and October 1 of each year. The conversion rate was 90.8893 shares of our common stock per $1,000 principal amount of notes (equivalent to a conversion price of $11.00 per share of common stock). In 2016, we repurchased $89.3 million aggregate principal amount of our 2017 Convertible Notes for $87.3 million and recognized a net gain of $1.6 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including debt issuance costs. As of December 31, 2016, $83.3 million aggregate principal amount remained outstanding, all of which was repaid upon maturity in October 2017.
Other Debt. Our foreign subsidiaries in Italy, India, and Canada maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $1.1 million and $1.0 million, respectively, outstanding under these agreements at December 31, 2018 and December 31, 2017.
At December 31, 2018, we had letters of credit issued and outstanding of $5.7 million that are collateralized by $6.1 million in restricted cash. Additionally, our foreign operations had $26.6 million outstanding in letters of credit and other guarantees, primarily issued under a credit arrangement in Italy as well as certain letters of credit that are collateralized by $2.0 million in restricted cash. At December 31, 2018 and December 31, 2017, prepaid expenses and other current assets in the consolidated balance sheets include total restricted cash related to letters of credit of $8.1 million and $9.1 million, respectively.
We incurred net interest expense of $14.9 million, $13.3 million and $9.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in interest expense in 2018 was primarily related to higher average outstanding debt along with an increase in average borrowing rates on our ABL Facility. The increase in interest expense in 2017 was primarily related to amortization of the debt discount related to the 2021 Convertible Notes as discussed above. There was no capitalized interest for the year ended December 31, 2018. Capitalized interest was $0.1 million and $0.9 million for the years ended December 31, 2017 and 2016, respectively. Scheduled repayment of long-term debt as of December 31, 2018 was $100.0 million in 2021 and $76.3 million in 2022.
Note 7 — Fair Value of Financial Instruments and Concentrations of Credit Risk
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments, with the exception of our 2021 Convertible Notes, approximated their fair values at December 31, 2018 and 2017. The estimated fair value of our 2021 Convertible Notes was $120.9 million and $127.3 million at December 31, 2018 and 2017, respectively, based on quoted market prices at these respective dates.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable. At December 31, 2018, substantially all of our cash deposits were held by our international subsidiaries in accounts at numerous financial institutions across the various regions in which we operate. A majority of the cash was held in accounts that maintain deposit ratings of P-1 by Moody’s, A-1 by Standard and Poor’s, and F1 by Fitch. As part of our investment strategy, we perform periodic evaluations of the relative credit standing of these financial institutions.
Receivables
Receivables consisted of the following at December 31:

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands)	2018	2017
Trade receivables:
Gross trade receivables	$248,176	$256,851
Allowance for doubtful accounts	(10,034)	(9,457)
Net trade receivables	238,142	247,394
Income tax receivables	9,027	6,905
Other receivables	7,225	11,567
Total receivables, net	$254,394	$265,866
Other receivables included $6.3 million and $10.8 million for value added, goods and service taxes related to foreign jurisdictions as of December 31, 2018 and 2017, respectively. As described in Note 1, the adoption of the new revenue recognition guidance resulted in an $8.4 million reduction in gross trade receivables as of January 1, 2018.
Customer Revenue Concentration
We derive a significant portion of our revenues from companies in the E&P industry, and our customer base is highly concentrated in mid-sized and international oil companies as well as government-owned or government-controlled oil companies operating in the markets that we serve. For 2018, 2017 and 2016, revenues from our 20 largest customers represented approximately 44%, 45% and 53%, respectively, of our consolidated revenues. For 2018 and 2017, no single customer accounted for more than 10% of our consolidated revenues. For 2016, revenues from Sonatrach, our primary customer in Algeria, represented approximately 14% of consolidated revenues.
We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Changes in this allowance were as follows:

(In thousands)	2018	2017	2016
Balance at beginning of year	$9,457	$8,849	$7,189
Provision for uncollectible accounts	2,849	1,481	2,416
Write-offs, net of recoveries	(2,272)	(873)	(756)
Balance at end of year	$10,034	$9,457	$8,849
Note 8 — Income Taxes
The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted in December 2017 resulting in broad and complex changes to U.S. income tax law. The Tax Act included a one-time transition tax in 2017 on accumulated foreign subsidiary earnings not previously subject to U.S. income tax, reduced the U.S. corporate statutory tax rate from 35% to 21% effective January 1, 2018, generally eliminated U.S. federal income tax on dividends from foreign subsidiaries, created new tax on certain foreign-sourced earnings, made other changes to limit certain deductions and changed rules on how certain tax credits and net operating loss carryforwards can be utilized. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our 2017 financial statements.
The following summarizes the provisional amounts for the income tax effects of the Tax Act that were recorded as of December 31, 2017 and the measurement-period adjustments related to these items recognized during 2018 based on additional guidance provided by regulatory bodies as well as the preparation of our 2017 U.S. federal income tax return.
One-Time Transition Tax
The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. We recorded a provisional amount of $6.9 million in 2017 for our one-time transitional tax liability and income tax expense based on estimates of the effects of the Tax Act. In 2018, we finalized our one-time transitional tax liability in the amount of $4.6 million in connection with the completion of our 2017 U.S. federal income tax return and recognized a $2.3 million decrease to tax expense for 2018.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Deferred Tax Effects
The Tax Act reduced the U.S. corporate statutory tax rate from 35% to 21% for years after 2017. Accordingly, we remeasured our U.S. net deferred tax liabilities as of December 31, 2017 to reflect the reduced rate that will apply in future periods when those deferred taxes are settled or realized. We recognized a provisional deferred tax benefit of $17.4 million in 2017 to reflect the reduced U.S. tax rate on our estimated U.S. net deferred tax liabilities. Although the tax rate reduction was known, we had not completed our analysis of the effect of the Tax Act on the underlying deferred taxes for the items discussed above, and as such, the amounts recorded as of December 31, 2017 were provisional. In 2018, we finalized our U.S. net deferred tax liabilities in connection with the completion of our 2017 U.S. federal income tax return and recognized a $0.7 million increase to tax expense for 2018 related to the reduced U.S. tax rate on the changes to the underlying deferred taxes.
The net tax benefit recognized in 2017 related to the Tax Act was $3.4 million. As we completed our analysis of the Tax Act in 2018 for purposes of finalizing our 2017 U.S. federal income tax return, including assessment of additional guidance provided by regulatory bodies, we revised the cumulative net tax benefit related to the Tax Act to $5.0 million by recognizing an additional $1.6 million net tax benefit for 2018.
The provision (benefit) for income taxes related to continuing operations was as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Current:
U.S. Federal	$805	$(236)	$(37,854)
State	1,384	561	20
Foreign	12,572	10,301	10,440
Total current	14,761	10,626	(27,394)
Deferred:
U.S. Federal	(331)	(3,848)	2,670
State	66	(796)	(181)
Foreign	501	(1,089)	863
Total deferred	236	(5,733)	3,352
Total income tax expense (benefit)	$14,997	$4,893	$(24,042)

The total provision (benefit) was allocated to the following components of income (loss):

	Year Ended December 31,
(In thousands)	2018	2017	2016
Income (loss) from continuing operations	$14,997	$4,893	$(24,042)
Loss from discontinued operations	—	(4,616)	—
Total provision (benefit)	$14,997	$277	$(24,042)

Income (loss) from continuing operations before income taxes was as follows:

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
(In thousands)	2018	2017	2016
U.S.	$4,084	$(27,282)	$(76,805)
Foreign	43,194	43,394	12,051
Income (loss) from continuing operations before income taxes	$47,278	$16,112	$(64,754)
The effective income tax rate for continuing operations is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
	2018	2017	2016
Income tax expense (benefit) at federal statutory rate	21.0%	35.0%	(35.0%)
Nondeductible executive compensation	2.5%	4.8%	0.3%
Other nondeductible expenses	2.6%	8.5%	2.5%
Stock-based compensation	(1.7%)	2.9%	—
Different rates on earnings of foreign operations	1.9%	(13.3%)	(1.2%)
Dividend taxes on unremitted earnings	6.4%	9.3%	2.2%
U.S. tax on foreign earnings	0.7%	—	—
Change in valuation allowance	(1.7%)	1.5%	6.9%
State tax expense (benefit), net	2.7%	(1.8%)	(2.5%)
Net impact of Tax Act	(3.4%)	(22.3%)	—
Worthless stock deduction - Brazil	—	—	(14.4%)
Goodwill and other asset impairments	—	—	3.5%
Manufacturing deduction	—	—	0.8%
Other items, net	0.7%	5.8%	(0.2%)
Total income tax expense (benefit)	31.7%	30.4%	(37.1%)
The provision for income taxes was $15.0 million for 2018, reflecting an effective tax rate of 32%, compared to $4.9 million for 2017, reflecting an effective tax rate of 30%. The provision for income taxes for 2018 includes a $1.6 million net benefit related to the Tax Act as discussed above. In addition, the 2018 effective tax rate was favorably impacted by excess tax benefits related to the vesting of certain stock-based compensation awards and a reduction in the valuation allowance related to our U.K. subsidiary. Although the Tax Act reduced the U.S. corporate statutory tax rate effective January 1, 2018, our provision for income taxes in 2018 also includes the estimated expense for any U.S. federal and state income taxes from the new tax on certain foreign-sourced earnings as well as any additional foreign withholding taxes related to future repatriation of current year earnings from our non-U.S. subsidiaries. Due to the relative contribution of our domestic and foreign earnings, these taxes on certain foreign-sourced earnings and the impact of changes to deduction limitations from the Tax Act effectively offset the benefit of the lower U.S. corporate statutory tax rate in our 2018 provision for income taxes. The impact of the Tax Act on our effective tax rate in future periods will depend in large part on the relative contribution of our domestic and foreign earnings.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities consisted of the following at December 31:

(In thousands)	2018	2017
Deferred tax assets:
Net operating losses	$14,054	$23,490
Foreign tax credits	7,304	9,262
Accruals not currently deductible	3,209	7,730
Unrealized foreign exchange losses, net	3,575	2,595
Stock-based compensation	3,266	3,793
Capitalized inventory costs	1,972	4,581
Alternative minimum tax carryforwards	2,198	1,626
Other	6,631	8,825
Total deferred tax assets	42,209	61,902
Valuation allowance	(23,842)	(30,154)
Total deferred tax assets, net of allowances	18,367	31,748
Deferred tax liabilities:
Accelerated depreciation and amortization	(29,656)	(34,265)
Tax on unremitted earnings	(16,174)	(16,821)
Original issue discount on 2021 Convertible Notes	(3,347)	(4,299)
Other	(2,160)	(3,190)
Total deferred tax liabilities	(51,337)	(58,575)
Total net deferred tax liabilities	$(32,970)	$(26,827)

Noncurrent deferred tax assets	$4,516	$4,753
Noncurrent deferred tax liabilities	(37,486)	(31,580)
Net deferred tax liabilities	$(32,970)	$(26,827)
As described in Note 1, the adoption of the new accounting guidance for the income tax consequences of intra-entity transfers of assets other than inventory resulted in a $4.5 million increase in deferred tax liabilities as of January 1, 2018.
For state income tax purposes, we have net operating loss carryforwards (“NOLs”) of approximately $158.2 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in 2019 through 2038. Foreign NOLs of approximately $18.2 million are available to reduce future taxable income, some of which expire beginning in 2019.
The realization of our net deferred tax assets is dependent on our ability to generate taxable income in future periods. At December 31, 2018 and 2017, we have recorded a valuation allowance in the amount of $23.8 million and $30.2 million, respectively, primarily related to certain U.S. state and foreign NOL carryforwards, including Australia, as well as for certain tax credits recognized related to the accounting for the impact of the Tax Act, which may not be realized. The 2018 decreases in NOL carryforwards and related valuation allowance were primarily attributable to the expiration of certain state NOLs.
We file income tax returns in the United States and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2012 and for substantially all foreign jurisdictions for years prior to 2008. We are currently under examination by the United States federal tax authorities for tax years 2014–2016. During the second quarter of 2017, we received a Revenue Agent Report from the IRS disallowing a deduction claimed on our 2015 tax return associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary and assessing tax due of approximately $3.9 million. We submitted our response to the IRS in the third quarter of 2017, and had an initial tax appeals hearing in June 2018. In the third quarter of 2018, the Appeals Officer provided a favorable notification recommending that no additional tax should be assessed on our 2015 tax return which is subject to approval by the Joint Committee on Taxation. Although the tax appeals process has not concluded, we believe our tax position is properly reported in accordance with applicable U.S. tax laws and regulations and will continue to vigorously defend our position through the tax appeals process.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following an audit in 2015, the treasury authority in Mexico issued a tax assessment (inclusive of interest and penalties) in the amount of 60 million pesos (approximately $3.3 million) to our Mexico subsidiary primarily in connection with the export of mats from Mexico which took place in 2010.  The mats that are the subject of this assessment were owned by a U.S. subsidiary and leased to our Mexico subsidiary for matting projects in the Mexican market. In 2010, we made the decision to move these mats out of Mexico to markets with higher demand. The Mexican treasury authority determined the export of the mats was the equivalent of a sale, and assessed taxes on the gross declared value of the exported mats to our Mexico subsidiary. We retained outside legal counsel and filed administrative appeals with the treasury authority, but we were notified on April 13, 2018, that the last administrative appeal had been rejected. In the second quarter of 2018, we filed an appeal in the Mexican Federal Tax Court, which required that we post a bond in the amount of the assessed taxes (plus additional interest). In the fourth quarter of 2018, the Mexican Federal Tax Court issued a favorable judgment nullifying in full the tax assessment which has been subsequently appealed by the treasury authority in Mexico. Although the tax appeals process has not concluded, we believe our tax position is properly reported in accordance with applicable tax laws and regulations in Mexico and intend to vigorously defend our position through the tax appeals process.
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
A reconciliation of the beginning and ending provision for uncertain tax positions is as follows:

(In thousands)	2018	2017	2016
Balance at January 1	$257	$665	$419
Additions (reductions) for tax positions of prior years	(3)	(399)	477
Additions (reductions) for tax positions of current year	—	—	—
Reductions for settlements with tax authorities	—	—	—
Reductions for lapse of statute of limitations	(31)	(9)	(231)
Balance at December 31	$223	$257	$665
Approximately $0.2 million of unrecognized tax benefits at December 31, 2018, if recognized, would favorably impact the effective tax rate.
We recognize accrued interest and penalties related to uncertain tax positions in operating expenses. The amount of interest and penalties was immaterial for all periods presented.
Note 9 — Capital Stock
Common Stock
Changes in outstanding common stock were as follows:

(In thousands of shares)	2018	2017	2016
Outstanding, beginning of year	104,572	99,843	99,377
Shares issued for exercise of options	603	416	125
Shares issued for time vested restricted stock (net of forfeitures)	1,188	952	341
Shares issued for acquisition	—	3,361	—
Outstanding, end of year	106,363	104,572	99,843
Outstanding shares of common stock include shares held as treasury stock totaling 15,530,952, 15,366,504 and 15,162,050 as of December 31, 2018, 2017 and 2016, respectively.
Preferred Stock
We are authorized to issue up to 1,000,000 shares of preferred stock, $0.01 par value. There were no outstanding shares of preferred stock as of December 31, 2018, 2017 or 2016.
Treasury Stock

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2018, 2017 and 2016, we repurchased 362,190, 415,418 and 234,901 shares, respectively, for an aggregate price of $3.9 million, $3.2 million and $1.2 million, respectively, representing employee shares surrendered in lieu of taxes under vesting of restricted stock awards. All of the shares repurchased are held as treasury stock.
During 2018, 2017 and 2016, we reissued 197,742, 210,964 and 375,196 shares of treasury stock pursuant to various stock plans, including our employee stock purchase plan and our 2014 Non-Employee Directors’ Restricted Stock Plan.
Repurchase Program
In November 2018, our Board of Directors authorized changes to our existing securities repurchase program, which it first authorized in 2013. The authorization increased the authorized amount under the repurchase program to $100.0 million, available for repurchases of any combination of our common stock and our 2021 Convertible Notes, from the $33.5 million that was remaining under the previous repurchase program. Previously, our Board of Directors had approved a repurchase program that authorized us to purchase up to $100.0 million of our outstanding shares of common stock and prior to their maturity, our outstanding 2017 Convertible Notes in the open market or as otherwise determined by management, subject to certain limitations under our ABL Facility or other factors.
There were no shares repurchased under the program during 2018, 2017 or 2016. In February 2016, we repurchased $11.2 million of our 2017 Convertible Notes in the open market for $9.2 million. As of December 31, 2018, we had $100.0 million of authorization remaining under the program. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows and available cash on hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.
In January 2019, we repurchased an aggregate of 655,666 shares of our common stock under our Board authorized repurchase program for a total cost of $5.0 million.
In December 2016, our Board of Directors authorized the repurchase of $78.1 million of our 2017 Convertible Notes then outstanding in connection with the December 2016 issuance of $100.0 million of 2021 Convertible Notes.
Note 10 — Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) from continuing operations per share:

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Numerator
Income (loss) from continuing operations - basic and diluted	$32,281	$11,219	$(40,712)

Denominator
Weighted average common shares outstanding - basic	89,996	85,421	83,697
Dilutive effect of stock options and restricted stock awards	2,385	2,554	—
Dilutive effect of 2021 Convertible Notes	544	—	—
Weighted average common shares outstanding - diluted	92,925	87,975	83,697

Income (loss) from continuing operations per common share
Basic	$0.36	$0.13	$(0.49)
Diluted	$0.35	$0.13	$(0.49)
We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Stock options and restricted stock awards	1,495	7,419	7,482
2017 Convertible Notes	—	5,702	14,295
The 2017 Convertible Notes were repaid upon maturity in October 2017. The 2021 Convertible Notes only impact the calculation of diluted net income per share in periods that the average price of our common stock, as calculated in accordance with

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the terms of the indenture governing the 2021 Convertible Notes, exceeds the conversion price of $9.33 per share. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the 2021 Convertible Notes as further described in Note 6 above. If converted, we currently intend to settle the principal amount of the notes in cash and as a result, only the amounts payable in excess of the principal amount of the notes, if any, are assumed to be settled with shares of common stock for purposes of computing diluted net income from continuing operations per share.
Note 11 — Stock-Based Compensation and Other Benefit Plans
The following describes stockholder approved plans utilized by us for the issuance of stock-based awards.
2014 Non-Employee Directors’ Restricted Stock Plan
In May 2014, our stockholders approved the 2014 Non-Employee Directors’ Restricted Stock Plan (the “2014 Director Plan”) which authorizes grants of restricted stock to non-employee directors based on a pre-determined dollar amount on the date of each annual meeting of stockholders. The pre-determined dollar amount for determining the number of restricted shares granted is subject to change by the Board of Directors or its committee but was initially set at $150,000 for each non-employee director, except for the Chairman of the Board who will receive an annual grant of restricted shares equal to $170,000. Each restricted share granted to a non-employee director vests in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant. During 2018, non-employee directors received shares of restricted stock totaling 85,578 shares at a weighted average grant-date fair value of $10.75 per share.
The maximum number of shares of common stock issuable under the 2014 Director Plan is 1,000,000 leaving 418,680 shares available for grant as of December 31, 2018.
2015 Employee Equity Incentive Plan
In May 2015, our stockholders approved the 2015 Employee Equity Incentive Plan (“2015 Plan”), pursuant to which the Compensation Committee of our Board of Directors (“Compensation Committee”) may grant to key employees, including executive officers and other corporate and divisional employees, a variety of forms of equity-based compensation, including options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards, and performance-based awards. In May 2016, our stockholders approved an amendment to the 2015 Plan which increased the number of shares authorized for issuance under the Plan from 6,000,000 to 7,800,000 shares. In May 2017, our stockholders approved a further amendment to the 2015 Plan which increased the number of shares authorized for issuance under the Plan from 7,800,000 to 9,800,000 shares. Under the 2015 Plan, as amended, grants of stock options and stock appreciation rights will reduce the number of available shares on a 1.00 to 1.00 basis, while full value awards will reduce the number of available shares on a 1.78 to 1.00 basis. At December 31, 2018, 1,313,255 shares remained available for award under the 2015 Plan.
In June 2017, our Board of Directors approved the Long-Term Cash Incentive Plan (“Cash Plan”), a sub-plan to the 2015 Plan, pursuant to which the Compensation Committee may grant time-based cash awards or performance-based cash awards to key employees, including executive officers and other corporate and divisional employees, to provide an opportunity for employees to receive a cash payment upon either completion of a service period or achievement of predetermined performance criteria at the end of a performance period.
Prior to approval of the 2015 Plan, equity-based compensation was provided pursuant to the 2006 Equity Incentive Plan (“2006 Plan”). No additional grants of equity-based compensation may be granted under the 2006 Plan following approval of the 2015 Plan; however, unexpired options and other awards previously granted continue in effect in accordance with their terms until they vest or are otherwise exercised or expire.
The Compensation Committee approves the granting of all stock based compensation to employees, utilizing shares available under the 2015 Plan, as amended. In connection with the retirement of our former Senior Vice President, General Counsel and Chief Administrative Officer on September 30, 2018, the Compensation Committee modified certain outstanding stock-based and other incentive awards. During 2018, we modified the vesting conditions of outstanding unvested restricted stock units, performance-based restricted stock units, stock options, and time-based and performance-based cash awards to allow for continued vesting after his retirement date, and to extend the exercise period of all of his outstanding options from 90 days from the date of retirement to the earlier of (a) 2 years from his retirement date or (b) the original expiration date of the award. As a result of the above modifications, we recognized a charge of $1.5 million for 2018.
In February 2019, the Compensation Committee modified our retirement policy applicable to cash and equity awards granted under either the 2015 Plan or the Cash Plan to include our Chief Executive Officer and those officers who report to our Chief Executive Officer, whom were previously excluded from the retirement policy. In addition, the Compensation Committee also modified the retirement policy for any vested stock options that remain outstanding under the 2006 Plan to extend the exercise period available following the qualifying retirement of eligible employees. As a result of these modifications, we expect to recognize

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

a pretax charge of approximately $4.2 million in the first quarter of 2019. This charge primarily includes the acceleration of expense for previously granted awards for retirement eligible executive officers as well as the incremental value associated with the modifications to extend the exercise period of applicable outstanding options.
Activity under each of these programs is described below.
Stock Options and Cash-Settled Stock Appreciation Rights
Stock options granted by the Compensation Committee are granted with a three year vesting period and a term of ten years. There were no options granted during 2018 or 2017.
The following table summarizes activity for our outstanding stock options for the year ended December 31, 2018:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of period	3,965,525	$7.03
Granted	—	—
Exercised	(602,853)	6.43
Expired or canceled	(50,946)	8.04
Outstanding at end of period	3,311,726	$7.13	4.61	$4,065

Vested or expected to vest at end of period	3,309,559	$7.13	4.61	$4,060
Options exercisable at end of period	2,947,589	$7.47	4.32	$3,137
We estimated the fair value of options granted on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

2016
Risk-free interest rate	1.38%
Expected life of the option in years	5.22
Expected volatility	50.5%
Dividend yield	—%
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
The following table summarizes information about the weighted-average exercise price and the weighted-average grant date fair value of stock options granted:

2016
Weighted-average exercise price of the stock on the date of grant	$4.32
Weighted-average grant date fair value on the date of grant	$1.97
All stock options granted for 2016 reflected an exercise price equal to the market value of the stock on the date of grant.
The total intrinsic value of options exercised was $2.3 million, $1.1 million, and $0.1 million for the years ended December 31, 2018, 2017 and 2016, while cash from option exercises totaled $3.9 million, $2.6 million, and $0.7 million, respectively.
The following table summarizes activity for outstanding cash-settled stock appreciation rights for the year-ended December 31, 2018:

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash-Settled Stock Appreciation Rights	Rights
Outstanding at beginning of period	43,000
Exercised	(18,900)
Expired or cancelled	(24,100)
Outstanding at end of period	—
There were no cash-settled stock appreciation rights granted during 2018, and as of December 31, 2018 there were no cash-settled stock appreciation rights outstanding.
Total compensation cost recognized for stock options and cash-settled stock appreciation rights during the years ended December 31, 2018, 2017 and 2016 was $1.5 million, $1.7 million and $2.3 million, respectively. For the years ended December 31, 2018, 2017 and 2016, we recognized tax benefits resulting from the exercise of stock options totaling $0.5 million, $0.3 million and $0.1 million, respectively.
Performance-Based Restricted Stock Units
There were no performance-based restricted stock units granted during 2018 or 2017. In 2016, performance-based restricted stock units were awarded to executive officers and will be settled in shares of common stock based on the relative ranking of our total shareholder return (“TSR”) as compared to the TSR of our designated peer group over a three-year period. The ending TSR price is equal to the average closing price of our shares over the last 30-calendar days of the performance period as set forth in the following table:

2016
Number of performance-based restricted stock units issued, at target	230,790
Range of payout of shares for each executive	0% - 150%
Performance period begin date	June 1, 2016
Performance period end date	May 31, 2019
Estimated fair value at date of grant	$5.18
We estimated the fair value of performance-based restricted stock units at the date of grant using the Monte Carlo valuation model, with the following weighted average assumptions:

2016
Risk-free interest rate	0.95%
Average closing price (1)	$4.69
Expected volatility	46.9%
Dividend yield	—%
(1)Average closing price of our shares over the 30-calendar days ending May 16, 2016.
The following table summarizes activity for outstanding performance-based restricted stock units for the year-ended December 31, 2018:

Nonvested Performance-Based Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	353,940	$6.88
Granted	—	—
Vested	(123,150)	10.06
Forfeited	—	—
Outstanding at the end of period	230,790	$5.18
Total compensation cost recognized for performance-based restricted stock units was $0.8 million, $1.0 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016 respectively. During the year ended December 31, 2018, the total fair value of performance-based restricted stock units vested was $1.9 million.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The following tables summarize the activity for our outstanding time-vested restricted stock awards and restricted stock units for the year ended December 31, 2018:

Nonvested Restricted Stock Awards (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2018	168,714	$7.24
Granted	135,578	10.38
Vested	(123,714)	7.29
Forfeited	—	—
Nonvested at December 31, 2018	180,578	$9.56

Nonvested Restricted Stock Units (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2018	1,990,637	$6.38
Granted	917,901	10.59
Vested	(953,572)	6.45
Forfeited	(157,428)	8.01
Nonvested at December 31, 2018	1,797,538	$8.33
Total compensation cost recognized for restricted stock awards and restricted stock units was $7.8 million, $8.0 million and $8.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Total unrecognized compensation cost at December 31, 2018 related to restricted stock awards and restricted stock units was approximately $10.9 million which is expected to be recognized over the next 1.8 years. During the years ended December 31, 2018, 2017 and 2016, the total fair value of shares vested was $11.6 million, $10.4 million and $3.9 million, respectively. For the years ended December 31, 2018, 2017 and 2016, we recognized tax benefits resulting from the vesting of restricted stock awards and units of $2.8 million, $1.9 million and $1.5 million, respectively.
Cash-Based Awards
The Compensation Committee also approved the issuance of cash-based awards during 2018 and 2017. The 2018 awards included $1.3 million of time-based cash awards and a target amount of $1.3 million of performance-based cash awards. The 2017 awards included $5.3 million of time-based cash awards and a target amount of $1.3 million of performance-based cash awards. The time-based cash awards were granted to executive officers and other key employees and primarily vest in equal installments over a three-year period. The performance-based cash awards were granted to executive officers and will be paid based on the relative ranking of our TSR as compared to the TSR of our designated peer group. The performance period began June 1, 2018 and ends May 31, 2021 for the 2018 awards, and began June 1, 2017 and ends May 31, 2020 for the 2017 awards, with the ending TSR price being equal to the average closing price of our shares over the 30-calendar days ending May 31, 2021 and May 31, 2020, respectively, with the cash payout for each executive ranging from 0% to 150% of target.
The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the performance-based cash awards is remeasured each period using a Monte-Carlo valuation model with changes in fair value recognized in the consolidated statement of operations. As of December 31, 2018 and 2017, the total liability for cash-based awards was $3.0 million and $1.4 million, respectively.
Defined Contribution Plan

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Substantially all of our U.S. employees are covered by a defined contribution plan (“401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined in the 401(k) Plan. Participants’ contributions, up to 3% of compensation, are matched 100% by us, and the participants’ contributions, from 3% to 6% of compensation, are matched 50% by us. Under the 401(k) Plan, our cash contributions were $3.9 million, $1.4 million and $0.9 million for 2018, 2017 and 2016, respectively. In connection with the cost reduction programs implemented in early 2016, we temporarily eliminated our 401(k) matching contribution beginning in March 2016, and this temporary elimination was lifted in the second quarter of 2017.
Note 12 — Segment and Related Information
We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services. All intercompany revenues and related profits have been eliminated.
Fluids Systems — Our Fluids Systems segment provides drilling and completion fluids solutions to E&P customers globally, operating through four geographic regions: North America, EMEA, Latin America, and Asia Pacific. We offer customized solutions for highly technical drilling projects involving complex subsurface conditions, such as horizontal, directional, geologically deep or drilling in deep water. These projects require increased monitoring and critical engineering support of the fluids system during the drilling process. In addition, our Fluids Systems offering is expanding into adjacent areas of chemistry, including stimulation chemicals, which are utilized extensively by E&P operators in the U.S. to stimulate hydrocarbon production.
We also have industrial mineral grinding operations for barite, a critical raw material in drilling fluids products, which serve to support our activity in the North American drilling fluids market. We use the resulting products in our drilling fluids business, and also sell them to third party users, including other drilling fluids companies. We also sell a variety of other minerals, principally to third party industrial (non-oil and natural gas) markets.
Mats and Integrated Services — Our Mats and Integrated Services segment provides composite mat rentals utilized for temporary worksite access, along with site construction and related site services to customers in various markets including E&P, electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries across North America and Europe. We also sell composite mats to customers around the world. We manufacture our DURA-BASE® Advanced Composite Mats for use in our rental operations as well as for third-party sales. Our matting systems provide environmental protection and ensure all-weather access to sites with unstable soil conditions. The November 2017 acquisition of WSG expanded our range of site construction and related services we offer our customers across the U.S. to include a variety of complementary services to our composite matting systems, including access road construction, site planning and preparation, environmental protection, fluids and spill storage/containment, erosion control, and site restoration services.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized financial information concerning our reportable segments is shown in the following tables:

	Year Ended December 31,
(In thousands)	2018	2017	2016

Revenues
Fluids systems	$715,813	$615,803	$395,461
Mats and integrated services	230,735	131,960	76,035
Total revenues	$946,548	$747,763	$471,496

Depreciation and amortization
Fluids systems	$20,922	$21,566	$20,746
Mats and integrated Services	21,321	14,991	14,227
Corporate office	3,656	3,200	2,982
Total depreciation and amortization	$45,899	$39,757	$37,955

Operating income (loss)
Fluids systems	$40,337	$27,580	$(43,631)
Mats and integrated services	60,604	40,491	14,741
Corporate office	(37,383)	(36,635)	(28,323)
Total operating income (loss)	$63,558	$31,436	$(57,213)

Segment assets
Fluids systems	$617,615	$611,455	$522,488
Mats and integrated services	270,248	260,931	164,515
Corporate office	27,991	30,330	111,180
Total assets	$915,854	$902,716	$798,183

Capital expenditures
Fluids systems	$15,356	$17,589	$32,310
Mats and integrated services	27,043	11,956	4,637
Corporate office	2,742	1,826	1,493
Total capital expenditures	$45,141	$31,371	$38,440
As a result of the significant declines in industry activity in North America in 2015 and early 2016, we implemented cost reduction programs including workforce reductions, reduced discretionary spending, and beginning in March 2016, a temporary salary reduction for a significant number of North American employees, including executive officers, suspension of our matching contribution to the U.S. defined contribution plan as well as a reduction in cash compensation paid to our Board of Directors in order to align our cost structure to activity levels.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As part of these cost reduction programs, we reduced our North American employee base by 626 (approximately 48%) from the first quarter 2015 through the third quarter of 2016, including reductions of 436 employees in 2015 and 190 employees in the first nine months of 2016. As a result of these termination programs, we recognized charges for employee termination costs for the year ended December 31, 2016 as shown in the table below:

(In thousands)	2016
Cost of revenues	$3,647
Selling, general and administrative expenses	925
Total employee termination costs	$4,572

Fluids systems	$4,125
Mats and integrated services	285
Corporate office	162
Total employee termination costs	$4,572
The temporary reduction in salaries, suspension of our matching contribution to the U.S. defined contribution plan and reduction in cash compensation paid to our Board of Directors were lifted in the second quarter of 2017.
Our 2016 operating losses include net charges of $14.8 million resulting from the reduction in value of certain assets, the wind-down of our operations in Uruguay and the resolution of certain wage and hour litigation claims. The Fluids Systems segment operating results included $15.5 million of these charges in 2016, and the remaining $0.7 million benefit was included in Corporate office expenses in 2016 related to the resolution of certain wage and hour litigation claims.
The $15.5 million of Fluids Systems charges in 2016 included $6.9 million of non-cash impairments in the Asia Pacific region resulting from the unfavorable industry market conditions and outlook for the region in 2016, $4.1 million of charges for the reduction in carrying values of certain inventory, primarily resulting from lower of cost or market adjustments and $4.5 million of charges in the Latin America region associated with the wind-down of our operations in Uruguay, including $0.5 million to write-down property, plant and equipment. The $6.9 million of impairments in the Asia Pacific region included a $3.8 million charge to write-down property, plant and equipment to its estimated fair value and a $3.1 million charge to fully impair the customer related intangible assets in the region.
In 2016, a total of $6.7 million of these charges are reported in impairments and other charges with the remaining $8.1 million reported in cost of revenues including the $4.1 million of charges for the write-down of inventory and $4.0 million of the Uruguay exit costs.
The following table presents further disaggregated revenues for the Fluids Systems segment:

	Year Ended December 31,
(In thousands)	2018	2017	2016
United States	$410,410	$341,075	$149,876
Canada	66,416	54,322	33,050
Total North America	476,826	395,397	182,926

EMEA	192,537	179,360	167,130
Asia Pacific	17,733	4,081	4,669
Latin America	28,717	36,965	40,736
Total International	238,987	220,406	212,535

Total Fluids Systems revenues	$715,813	$615,803	$395,461
The following table presents further disaggregated revenues for the Mats and Integrated Services segment:

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
(In thousands)	2018	2017	2016
Service revenues	$93,056	$34,943	$17,641
Rental revenues	81,784	61,124	40,748
Product sales revenues	55,895	35,893	17,646
Total Mats and Integrated Services revenues	$230,735	$131,960	$76,035
The Mats and Integrated Services segment includes the impact of the WSG acquisition completed in November 2017.
The following table sets forth geographic information for all of our operations. Revenues by geographic location are determined based on the operating location from which services are rendered or products are sold. Long-lived assets include property, plant and equipment and other long-term assets based on the country in which the assets are located.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Revenues
United States	$626,656	$460,872	$214,026
Canada	67,374	55,600	34,176
Algeria	81,508	87,975	80,936
All Other EMEA	124,510	102,247	96,654
Latin America	28,767	36,988	41,035
Asia Pacific	17,733	4,081	4,669
Total revenues	$946,548	$747,763	$471,496

Long-lived assets
United States	$338,475	$337,190	$274,746
Canada	3,284	3,993	3,922
EMEA	41,774	46,269	48,047
Latin America	1,595	2,354	4,842
Asia Pacific	2,898	3,120	1,939
Total long-lived assets	$388,026	$392,926	$333,496
For 2018 and 2017, no single customer accounted for more than 10% of our consolidated revenues. For 2016, revenues from Sonatrach, our primary customer in Algeria, was approximately 14% of our consolidated revenues.
Note 13 — Supplemental Cash Flow and Other Information
Accounts payable and accrued liabilities at December 31, 2018, 2017, and 2016, included accruals for capital expenditures of $4.2 million, $2.7 million, and $2.0 million, respectively.
Accrued liabilities at December 31, 2018 and 2017 were $48.8 million and $68.2 million, respectively. The balance at December 31, 2018 and 2017 included $28.9 million and $31.4 million, respectively, for employee incentives and other compensation related expenses. The balance at December 31, 2017 also included $14.0 million for the settlement of claims in connection with the sale of the Environmental Services business that was funded in the first quarter of 2018 through available cash on hand and borrowings under our ABL Facility. Further discussion of the claims and related settlement is contained in Note 15 below.
Supplemental disclosures to the statements of cash flows are presented below:

(in thousands)	2018	2017	2016
Cash paid (received) for:
Income taxes (net of refunds)	$15,627	$(20,396)	$(20,709)
Interest	$8,741	$8,718	$8,802
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(in thousands)	2018	2017	2016
Cash and cash equivalents	$56,118	$56,352	$87,878
Restricted cash (included in other current assets)	8,148	9,108	7,421
Cash, cash equivalents, and restricted cash	$64,266	$65,460	$95,299
Impairments and other non-cash charges in the consolidated statements of cash flows consisted of the following:

(In thousands)	2016
Other intangible asset impairments	$3,104
Property, plant and equipment impairments	4,286
Inventory write-downs	4,075
Write-off of debt issuance costs on termination of Credit Agreement	1,058
Impairments and other non-cash charges in the consolidated statements of cash flows	$12,523
There were no impairments and other non-cash charges in 2018 or 2017.
Note 14 — Discontinued Operations
In March of 2014 we completed the sale of the Environmental Services business for $100 million in cash. Cash proceeds from the sale were $89.8 million in 2014, net of transaction related expenses, including the adjustment related to final working capital conveyed at closing. Following the sale, $8 million of the sales price was withheld in escrow associated with transaction representations, warranties and indemnities, with $4 million scheduled to be released at each of the nine-month and 18-month anniversary of the closing. As a result of the sale transaction, we recorded a gain on the disposal of the business of $34.0 million ($22.1 million after-tax) in the first quarter of 2014. Following completion of the March 2014 transaction, the buyer asserted that we had breached certain representations and warranties contained in the sale agreement. The disputed matter went to trial in 2017 and following commencement of the trial, we reached a settlement agreement with the buyer to effectively reduce the sales price by $22.0 million. The impact of this settlement resulted in a charge to discontinued operations of $22.0 million ($17.4 million net of tax) in 2017 to reduce the previously recognized gain from the sale of the Environmental Services business. See further discussion of the buyer’s claims and related litigation in Note 15.
Summarized results of operations from discontinued operations are as follows:

(In thousands)	2017
Loss from disposal of discontinued operations before income taxes	$21,983
Loss from disposal of discontinued operations, net of tax	$17,367
Note 15 — Commitments and Contingencies
In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state, and local levels. While the outcome of litigation or other proceedings against us cannot be predicted with certainty, management does not consider it reasonably possible that a loss resulting from such litigation or other proceedings, in excess of any amounts accrued or covered by insurance, has been incurred that is expected to have a material adverse impact on our consolidated financial statements.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Kenedy, Texas Drilling Fluids Facility Fire
In July 2018, a fire occurred at our Kenedy, Texas drilling fluids facility, destroying the distribution warehouse, including inventory and surrounding equipment. In addition, nearby residences and businesses were evacuated as part of the response to the fire. In order to avoid any customer service disruptions, we implemented contingency plans to supply products from alternate facilities in the area and region. During the third quarter of 2018, we received a petition filed on behalf of 23 plaintiffs seeking a total of $1.5 million for alleged bodily injuries and property damage claimed to have been incurred as a result of the fire and the subsequent efforts we undertook to remediate any potential smoke damage. In December 2018, the plaintiffs' counsel filed an amended petition that increased the number of plaintiffs to 39 and also seeks punitive damages. While no trial date has been set for the matter at this time, we have been advised by our insurer that these claims are insured under our general liability insurance program. While this event and related claims are covered by our property, business interruption, and general liability insurance programs, these programs contain self-insured retentions, which remain our financial obligations.
During 2018, we incurred fire-related costs of $4.8 million, which includes $1.9 million for inventory and property, plant and equipment, $2.1 million in property-related cleanup and other costs, and $0.8 million relating to our self-insured retention for third-party claims. Based on the provisions of our insurance policies and initial insurance claims filed, we estimated $4.0 million in expected insurance recoveries and recognized a charge of $0.8 million in other operating (income) loss, net, for 2018. The insurance receivable balance included in other receivables was $0.6 million as of December 31, 2018. As of December 31, 2018, the claims related to the fire under our property, business interruption, and general liability insurance programs have not been finalized.
Leases
We lease various manufacturing facilities, warehouses, office space, machinery and equipment under operating leases with remaining terms ranging from 1 to 9 years with various renewal options. Substantially all leases require payment of taxes, insurance and maintenance costs in addition to rental payments. Total rental expenses for all operating leases were approximately $27.4 million, $23.9 million and $21.0 million for 2018, 2017 and 2016, respectively.
Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year are included in the table below. Future minimum payments under capital leases are not significant.

(In thousands)
2019	$9,112
2020	5,707
2021	4,630
2022	3,816
2023	3,144
Thereafter	4,507
$30,916

Other
Other than normal operating leases for office and warehouse space, rolling stock, and other pieces of operating equipment, we do not have any off-balance sheet financing arrangements or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.
In conjunction with our insurance programs, we had established letters of credit in favor of certain insurance companies in the amount of $2.2 million at both December 31, 2018 and 2017. We also had $0.4 million of guarantee obligations in connection with facility closure bonds and other performance bonds issued by insurance companies outstanding as of December 31, 2018 and 2017. In addition, we had a bond of $4.2 million outstanding as of December 31, 2018 related to a Mexican Federal Tax Court appeal (see Note 8 for additional information).
We are self-insured for health claims, subject to certain “stop loss” insurance policies. Claims in excess of $250,000 per incident are insured by third-party insurers. Based on historical experience, we had accrued liabilities of $0.8 million and $1.3

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

million for unpaid claims incurred as of December 31, 2018 and 2017, respectively. Substantially all of these estimated claims are expected to be paid within six months of their occurrence. In addition, we are self-insured for certain workers’ compensation, auto, and general liability claims up to a certain policy limit. Claims in excess of $750,000 are insured by third-party reinsurers. Based on historical experience, we had accrued liabilities of $2.2 million and $2.5 million for the uninsured portion of claims as of December 31, 2018 and 2017, respectively.
We also maintain accrued liabilities for asset retirement obligations, which represent obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. Our asset retirement obligations primarily relate to required expenditures associated with owned and leased facilities. Upon settlement of the liability, a gain or loss for any difference between the settlement amount and the liability recorded is recognized. We had accrued asset retirement obligations of $1.1 million and $1.1 million as of December 31, 2018 and 2017, respectively.
Note 16 — Supplemental Selected Quarterly Financial Data (Unaudited)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2018
Revenues	$227,293	$236,262	$235,329	$247,664
Operating income	13,838	19,143	10,054	20,523
Income from continuing operations	7,222	10,846	3,644	10,569
Net income	7,222	10,846	3,644	10,569

Income per common share - basic:
Income from continuing operations	$0.08	$0.12	$0.04	$0.12
Net income	$0.08	$0.12	$0.04	$0.12

Income per common share - diluted:
Income from continuing operations	$0.08	$0.12	$0.04	$0.11
Net income	$0.08	$0.12	$0.04	$0.11

Fiscal Year 2017
Revenues	$158,691	$183,020	$201,663	$204,389
Operating income	3,746	7,968	9,882	9,840
Income (loss) from continuing operations	(983)	1,632	2,653	7,917
Net income (loss)	(983)	1,632	2,653	(9,450)

Income (loss) per common share - basic:
Income (loss) from continuing operations	$(0.01)	$0.02	$0.03	$0.09
Net income (loss)	$(0.01)	$0.02	$0.03	$(0.11)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$(0.01)	$0.02	$0.03	$0.09
Net income (loss)	$(0.01)	$0.02	$0.03	$(0.11)
Fourth quarter 2017 income from continuing operations and net loss includes the $3.4 million net tax benefit recognized related to the Tax Act. Fourth quarter 2017 net loss also includes the $17.4 million loss from disposal of discontinued operations, net of tax.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of December 31, 2018, due to a material weakness in internal control over financial reporting as discussed below.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities and Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Control — Integrated Framework (2013).” We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2018, due to the material weakness described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Description of Material Weakness
We did not properly design and operate adequate monitoring control activities to identify material terms and conditions included in infrequent, material complex financing arrangements to ensure compliance with all material obligations. As a result, we failed to timely pay in 2018 the $0.5 million of additional interest on our 2021 Convertible Notes under the terms of the indentures, which constituted a default on the 2021 Convertible Notes and certain cross-defaults under our ABL Facility. As a result of these defaults, which have now subsequently been remedied, the amounts outstanding under our 2021 Convertible Notes and ABL Facility could have been accelerated under the terms of the arrangements. Accordingly, our management determined that these deficiencies represent a material weakness in our internal control over financial reporting.
Notwithstanding the material weakness in our internal control over financial reporting, management concluded that the financial statements and other financial information included in this report fairly present in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented in this report.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Paul L. Howes
Paul L. Howes
President and Chief Executive Officer

/s/ Gregg S. Piontek
Gregg S. Piontek
Senior Vice President and Chief Financial Officer

Remediation Efforts to Address the Material Weakness
In January 2019, we undertook remediation measures to design new controls to monitor activities with respect to infrequent and material complex financing arrangements, including the design of a compliance checklist to aid in the identification of material terms and compliance requirements, respective due dates, along with the assignment of responsible personnel to appropriately review the compliance checklist. If these new control and monitoring activities are effectively implemented for any new or modified infrequent, material complex financing arrangement, we believe this would remediate the material weakness and provide reasonable assurance to timely identify all material terms and provide adequate monitoring activities to reasonably ensure compliance with all material administrative obligations with respect to infrequent, material complex financing arrangements. The material weakness cannot be considered completely remediated, however, until the applicable controls and monitoring activities have operated for a sufficient period of time and management has concluded through testing that these controls are operating effectively. Accordingly, despite identifying the above controls to be used going forward, the identified material weakness cannot be considered remediated at December 31, 2018.
Changes in Internal Control Over Financial Reporting
Except for the continued remediation efforts of the previously identified material weakness, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Newpark Resources, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 22, 2019, expressed an unqualified opinion on those financial statements.
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

Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:
The Company did not properly design and operate adequate monitoring control activities to identify material terms and conditions included in infrequent, material complex financing arrangements to ensure compliance with all material obligations.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2018, of the Company, and this report does not affect our report on such financial statements.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 22, 2019

ITEM 9B. Other Information
As previously disclosed in our proxy statement, the Compensation Committee (the “Committee”) of the Board of Directors of Newpark Resources, Inc. (the “Company”) adopted a Retirement Policy in April 2015. The Retirement Policy was applicable to all U.S. employees of the Company other than the Company’s chief executive officer and those officers of the Company who report to the chief executive officer (collectively, the “Reporting Officers”). On February 19, 2019, the Committee adopted amendments to the Retirement Policy (as amended, the “Amended Retirement Policy”) and the Amended Retirement Policy is now applicable to the Company’s chief executive officer and each of the Reporting Officers. The Amended Retirement Policy also made other amendments to the original Retirement Policy, including the extension of the exercise period after a Qualifying Retirement (as herein defined) for any vested stock options that remain outstanding under the Company’s Amended and Restated 2006 Equity Incentive Plan. The Amended Retirement Policy as more fully described below was effective upon adoption by the Committee and remains only applicable to the U.S. employees of the Company.
The benefits provided by the Amended Retirement Policy are available to all U.S. employees whose employment ends as a result of a “Qualifying Retirement.” Qualifying Retirement will be met for an employee who (i) retires with a combined sum of the employee’s age and full years of continuous service equal to at least 70 years and (ii) is at least 60 years of age. Employees are required to provide six (6) months’ written notice in advance of the employee’s planned retirement date, although the Committee may, in its discretion, waive this requirement. The Amended Retirement Policy is applicable to all outstanding and future cash and equity awards under the Company’s Annual Cash Incentive Plan and Long-Term Incentive Plans.
Pursuant to the Amended Retirement Policy, cash and equity awards will continue to vest and, as applicable, be exercisable, following a Qualifying Retirement as follows:

•
Annual Cash Incentive Plan Awards - In the event a Qualifying Retirement occurs during the performance year, the employee will receive a pro-rated settlement amount paid at the same time as other participants to the extent the applicable performance objectives are met. If the Qualifying Retirement occurs after the completion of the performance year but before the award is paid, the employee will receive a settlement amount that is not pro-rated, but instead paid in full at the same time as other participants to the extent the applicable performance objectives are met.

•
Long-Term Incentive Plan Performance Awards - For long-term incentive performance awards such as performance-based restricted stock units (“RSUs”) and cash awards, in the event a Qualifying Retirement occurs during the performance year, the employee will receive a pro-rated settlement amount paid at the same time as other participants to the extent (i) the applicable performance objectives are met, and (ii) the Qualifying Retirement occurs at least six (6) months following the date the award was granted. If the Qualifying Retirement occurs less than six (6) months following the date the award was granted, the award is forfeited unless otherwise determined by the Committee. If the Qualifying Retirement occurs after the completion of the performance period but before the award is paid, the employee will receive a settlement amount that is not pro-rated, but instead paid in full at the same time as other participants to the extent the applicable performance objectives are met.

•
Long-Term Incentive Plan Time-Vested Stock Options - Unvested stock options will continue to vest after the Qualifying Retirement pursuant to the original vesting schedule to the extent the Qualifying Retirement occurs at least six (6) months following the date the award was granted. If the Qualifying Retirement occurs less than six (6) months following the date the award was granted, the stock option, to the extent it is not vested as of the date of the Qualifying Retirement, will be forfeited unless otherwise determined by the Committee. To the extent any vested stock options under the Company’s Amended and Restated 2006 Equity Incentive Plan are outstanding upon a Qualifying Retirement, the vested stock option will remain exercisable for a period equal to the shorter of (a) the remaining term of such stock option or (b) two (2) years for our chief executive officer and each of our Reporting Officers or one (1) year for all other employees. If any stock option awarded under the Company’s 2015 Employee Equity Incentive Plan becomes exercisable before or after a Qualifying Retirement, the stock option will remain exercisable for the remaining term of such stock option.

•
Long-Term Incentive Plan Time-Vested Restricted Stock Awards, Restricted Stock Units and Cash Awards - The restrictions on unvested restricted stock awards, RSUs and cash awards will continue to lapse pursuant to the original vesting schedule to the extent the Qualifying Retirement occurs at least six (6) months following the date the award was granted. If the Qualifying Retirement occurs less than six (6) months following the date the award was granted, the award, to the extent it is not vested as of the date of the Qualifying Retirement, will be forfeited unless otherwise determined by the Committee.

As a condition to the receipt of the retirement benefits under the Amended Retirement Policy, the employee shall be required to execute and deliver to the Company a release agreement including non-compete covenants in a form satisfactory to the Company. If subsequent to a Qualifying Retirement, an individual commences employment with, or otherwise provides services to, a competitor of the Company in violation of the non-compete covenants, the benefits under the Amended Retirement Policy will be forfeited and no longer available.

Paul L. Howes and Bruce C. Smith are the only executive officers of the Company who currently are eligible or will become eligible to retire from the Company and obtain any of the benefits of the Amended Retirement Policy for currently outstanding cash and equity awards. In addition to Messrs. Howes and Smith, certain additional employees of the Company are eligible or will become eligible to retire from the Company and obtain any the benefits of the Amended Retirement Policy for vested options outstanding under the Company’s Amended and Restated 2006 Equity Incentive Plan. As a result of these modifications included in the Amended Retirement Policy, the Company expects to recognize a pretax charge of approximately $4.2 million in the first quarter of 2019. This charge primarily includes the acceleration of expense for previously granted awards for retirement eligible executive officers as well as the incremental value associated with the modifications to extend the exercise period of applicable outstanding options.
The foregoing summary of the Amended Retirement Policy in this Annual Report on Form 10‑K does not purport to be complete and is qualified by reference to the Amended Retirement Policy, a copy of which is filed as Exhibit 10.59 hereto and incorporated herein by reference.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this Item is incorporated by reference to the “Executive Officers” and “Election of Directors” sections of the definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders.
Compliance with Section 16(a) of the Exchange Act
The information required by this Item is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders.
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

ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference to the “Executive Compensation” section of the definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the “Ownership of Common Stock” section of the definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the “Related Person Transactions” and “Director Independence” sections of the definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders.

ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the “Independent Auditor” section of the definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders.

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
†10.1
Amended and Restated Employment Agreement, dated as of December 31, 2008, between the Newpark Resources, Inc. and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2009 (SEC File No. 001-02960).

†10.2
Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated as of April 20, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

†10.3
Amendment to Amended and Restated Employment Agreement between Newpark Resources, Inc. and Paul L. Howes dated as of February 16, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

†10.4
Employment Agreement, dated as of October 18, 2011, between Newpark Resources, Inc. and Gregg Steven Piontek, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2011 (SEC File No. 001-02960).

†10.5
Amendment to Employment Agreement between Newpark Resources, Inc. and Gregg S. Piontek dated as of February 16, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

†10.6
Employment Agreement, dated as of April 20, 2007, between Newpark Resources, Inc. and Bruce Smith, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).

†10.7
Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated as of April 22, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

†10.8
Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated as of December 31, 2012, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2013 (SEC File No. 001-02960).

†10.9
Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated as of February 16, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

†10.10
Amended and Restated Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated as of July 1, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2017 (SEC File No. 001-02960).

†10.11
First Amendment to the Amended and Restated Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith, dated as of November 15, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2018 (SEC File No. 001-02960).

†10.12
Employment Agreement, dated as of April 22, 2016, between Newpark Resources, Inc. and Matthew S. Lanigan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2016 (SEC File No. 001-02960).

†10.13
Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).

†10.14
Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola dated April 22, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

†10.15
Amendment to Employment Agreement, dated December 31, 2012, between Mark Airola and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2013 (SEC File No. 001-02960).

†10.16
Amendment to Employment Agreement dated February 16, 2016 between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

†10.17
Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola, dated as of August 15, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2018 (SEC File No. 001-02960).

†10.18
Retirement Agreement and General Release between Newpark Resources, Inc. and Mark J. Airola, dated October 2, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (SEC File No. 001-02960).

†10.19
Employment Agreement, dated as of July 1, 2017, by and between Newpark Resources, Inc. and Phillip T. Vollands, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 3, 2017 (SEC File No. 001-02960).

†10.20
Separation Agreement and General Release between Newpark Resources, Inc. and Phillip T. Vollands, dated December 3, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2018 (SEC File No. 00-02960).

10.21
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

10.24	Form of Indemnification Agreement, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on July 25, 2014 (SEC File No. 001-02960).
†10.25
Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).

†10.26
Newpark Resources, Inc., 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).

†10.27
Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).

†10.28	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).
†10.29
Director Compensation Summary, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 23, 2018 (SEC File No. 001-02960).

†10.30
Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on August 14, 2009 (SEC File No. 333-161378).

†10.31
Amendment No. 1 to the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

†10.32
Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

†10.33
Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

†10.34
Form of Non-Qualified Stock Option Agreement for Participants Outside the United States under the 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

†10.35
Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

†10.36
Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

†10.37	Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).
†10.38
Form of Restricted Stock Agreement (time vested) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

†10.39
Form of Restricted Stock Unit Agreement (performance-based) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

†10.40
Form of Restricted Stock Unit Agreement (retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.41
Form of Restricted Stock Unit Agreement (not retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.42
Form of Restricted Stock Unit Agreement (international) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.43
Form of Non-Qualified Stock Option Agreement (retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.44
Form of Non-Qualified Stock Option Agreement (not retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.45
Form of Non-Qualified Stock Option Agreement (international) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.46
Change in Control Agreement dated as of April 22, 2016 by and between Newpark Resources, Inc. and Matthew S. Lanigan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2016 (SEC File No. 001-02960).

†10.47
Amendment No. 1 to Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on May 19, 2016 (333-211459).

†10.48
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

†10.49
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Gregg S. Piontek, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

†10.50
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Bruce C. Smith, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

†10.51
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

†10.52
Amendment No. 2 to Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on May 18, 2017 (SEC File No. 333-218072).

†10.53
Newpark Resources, Inc. Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 18, 2017 (SEC File No. 333-218074).

†10.54	Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).
†10.55
Form of Time-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).

†10.56
Form of Performance-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).

10.57
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

†*10.59	Newpark Resources, Inc. Retirement Policy for U.S. Employees, approved and adopted April 6, 2015, amended as of February 19, 2019.
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Paul L. Howes pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*95.1	Reporting requirements under the Mine Safety and Health Administration.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document
*101.DEF	XBRL Definition Linkbase Document

†     Management compensation plan or agreement.
*     Filed herewith.
**   Furnished herewith.
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPARK RESOURCES, INC.

By:	/s/ Paul L. Howes
Paul L. Howes
President and Chief Executive Officer

Dated: February 22, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul L. Howes	President, Chief Executive Officer and Director	February 22, 2019
Paul L. Howes	(Principal Executive Officer)

/s/ Gregg S. Piontek	Senior Vice President and Chief Financial Officer	February 22, 2019
Gregg S. Piontek	(Principal Financial Officer)

/s/ Douglas L. White	Vice President, Corporate Controller and Chief Accounting Officer	February 22, 2019
Douglas L. White	(Principal Accounting Officer)

/s/ Anthony J. Best	Chairman of the Board	February 22, 2019
Anthony J. Best

/s/ G. Stephen Finley	Director, Member of the Audit Committee	February 22, 2019
G. Stephen Finley

/s/ Roderick A. Larson	Director, Member of the Audit Committee	February 22, 2019
Roderick A. Larson

/s/ John C. Mingé	Director, Member of the Audit Committee	February 22, 2019
John C. Mingé

/s/ Rose M. Robeson	Director, Member of the Audit Committee	February 22, 2019
Rose M. Robeson

/s/ Gary L. Warren	Director, Member of the Audit Committee	February 22, 2019
Gary L. Warren