Form 10-Q
period 2019-03-31
NEWPARK RESOURCES INC
filed 2019-04-26
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
Yes              No   √
As of April 24, 2019, a total of 90,505,971 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
MARCH 31, 2019

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking statements in other materials we release to the public. Words such as “will,” “may,” “could,” “would,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties, contingencies, and other factors, some of which are beyond our control, are difficult to predict and could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, these statements.
We assume no obligation to update, amend, or clarify publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by securities laws. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
For further information regarding these and other factors, risks, and uncertainties that could cause actual results to differ, we refer you to the risk factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$54,486	$56,118
Receivables, net	250,053	254,394
Inventories	186,495	196,896
Prepaid expenses and other current assets	15,535	15,904
Total current assets	506,569	523,312

Property, plant and equipment, net	319,465	316,293
Operating lease assets	27,653	—
Goodwill	43,949	43,832
Other intangible assets, net	24,216	25,160
Deferred tax assets	4,712	4,516
Other assets	3,534	2,741
Total assets	$930,098	$915,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$1,955	$2,522
Accounts payable	72,355	90,607
Accrued liabilities	39,443	48,797
Total current liabilities	113,753	141,926

Long-term debt, less current portion	179,604	159,225
Noncurrent operating lease liabilities	21,577	—
Deferred tax liabilities	37,391	37,486
Other noncurrent liabilities	7,985	7,536
Total liabilities	360,310	346,173

Commitments and contingencies (Note 9)

Common stock, $0.01 par value (200,000,000 shares authorized and 106,425,568 and 106,362,991 shares issued, respectively)	1,064	1,064
Paid-in capital	622,554	617,276
Accumulated other comprehensive loss	(69,594)	(67,673)
Retained earnings	150,084	148,802
Treasury stock, at cost (16,128,867 and 15,530,952 shares, respectively)	(134,320)	(129,788)
Total stockholders’ equity	569,788	569,681
Total liabilities and stockholders’ equity	$930,098	$915,854

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2019	2018
Revenues	$211,473	$227,293
Cost of revenues	174,976	186,455
Selling, general and administrative expenses	30,742	26,954
Other operating loss, net	76	46
Operating income	5,679	13,838

Foreign currency exchange (gain) loss	(1,062)	225
Interest expense, net	3,656	3,300
Income before income taxes	3,085	10,313

Provision for income taxes	1,803	3,091
Net income	$1,282	$7,222

Net income per common share - basic:	$0.01	$0.08
Net income per common share - diluted:	$0.01	$0.08

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018

Net income	$1,282	$7,222

Foreign currency translation adjustments (net of tax benefit (expense) of $70 and $(499))	(1,921)	(666)

Comprehensive income (loss)	$(639)	$6,556

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2017	$1,046	$603,849	$(53,219)	$123,375	$(127,571)	$547,480
Cumulative effect of accounting changes	—	—	—	(6,764)	—	(6,764)
Net income	—	—	—	7,222	—	7,222
Employee stock options, restricted stock and employee stock purchase plan	—	353	—	(90)	391	654
Stock-based compensation expense	—	2,289	—	—	—	2,289
Foreign currency translation, net of tax	—	—	(666)	—	—	(666)
Balance at March 31, 2018	$1,046	$606,491	$(53,885)	$123,743	$(127,180)	$550,215

Balance at December 31, 2018	$1,064	$617,276	$(67,673)	$148,802	$(129,788)	$569,681
Net income	—	—	—	1,282	—	1,282
Employee stock options, restricted stock and employee stock purchase plan	—	309	—	—	481	790
Stock-based compensation expense	—	4,969	—	—	—	4,969
Treasury shares purchased at cost	—	—	—	—	(5,013)	(5,013)
Foreign currency translation, net of tax	—	—	(1,921)	—	—	(1,921)
Balance at March 31, 2019	$1,064	$622,554	$(69,594)	$150,084	$(134,320)	$569,788
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$1,282	$7,222
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	11,438	11,271
Stock-based compensation expense	4,969	2,289
Provision for deferred income taxes	(438)	381
Net provision for doubtful accounts	386	341
Gain on sale of assets	(2,339)	(383)
Amortization of original issue discount and debt issuance costs	1,481	1,309
Change in assets and liabilities:
(Increase) decrease in receivables	5,300	(5,928)
(Increase) decrease in inventories	10,139	(17,841)
(Increase) decrease in other assets	(273)	129
Increase (decrease) in accounts payable	(15,149)	18,511
Decrease in accrued liabilities and other	(14,527)	(17,168)
Net cash provided by operating activities	2,269	133

Cash flows from investing activities:
Capital expenditures	(17,467)	(10,696)
Proceeds from sale of property, plant and equipment	1,771	575
Refund of proceeds from sale of a business	—	(13,974)
Net cash used in investing activities	(15,696)	(24,095)

Cash flows from financing activities:
Borrowings on lines of credit	80,656	107,156
Payments on lines of credit	(61,524)	(81,224)
Debt issuance costs	(927)	—
Proceeds from employee stock plans	330	353
Purchases of treasury stock	(5,013)	(42)
Other financing activities	(1,169)	(545)
Net cash provided by financing activities	12,353	25,698

Effect of exchange rate changes on cash	(581)	812

Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,655)	2,548
Cash, cash equivalents, and restricted cash at beginning of period	64,266	65,460
Cash, cash equivalents, and restricted cash at end of period	$62,611	$68,008

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we collectively refer to as “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. Our fiscal year end is December 31 and our first quarter represents the three-month period ended March 31. The results of operations for the first quarter of 2019 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2019 and our results of operations and cash flows for the first quarter of 2019 and 2018. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2018 is derived from the audited consolidated financial statements at that date.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2018.
New Accounting Pronouncements
Standards Adopted in 2019
Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) amended the guidance related to the accounting for leases. The new guidance provides principles for the recognition, measurement, presentation, and disclosure of leases and requires lessees to recognize both assets and liabilities arising from finance and operating leases. The classification as either a finance or operating lease will determine whether lease expense is recognized based on an effective interest method basis or on a straight-line basis over the term of the lease, respectively.
We adopted this new guidance as of January 1, 2019 using the modified retrospective transition method, and recorded approximately $28 million of operating lease assets and liabilities as of January 1, 2019, with no cumulative effect adjustment to retained earnings. The new guidance had no impact on our consolidated statements of operations or cash flows. Results for reporting periods beginning after December 31, 2018 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported in accordance with previous guidance.
As permitted under the transition guidance within the new standard, we elected to carry forward the historical lease identification and classification for existing leases upon adoption. We have also made an accounting policy election to not recognize leases with an initial term of 12 months or less in the consolidated balance sheets. See Note 8 for additional required disclosures.
Standards Not Yet Adopted
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

Note 2 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income per share:

	First Quarter
(In thousands, except per share data)	2019	2018
Numerator
Net income - basic and diluted	$1,282	$7,222

Denominator
Weighted average common shares outstanding - basic	90,111	89,094
Dilutive effect of stock options and restricted stock awards	2,267	2,637
Dilutive effect of 2021 Convertible Notes	—	—
Weighted average common shares outstanding - diluted	92,378	91,731

Net income per common share
Basic	$0.01	$0.08
Diluted	$0.01	$0.08
We excluded the following weighted-average potential shares from the calculations of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive:

	First Quarter
(In thousands)	2019	2018
Stock options and restricted stock awards	1,712	1,654
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

Note 3 – Repurchase Program
In November 2018, our Board of Directors authorized changes to our existing securities repurchase program, which it first authorized in 2013. The authorization increased the amount under the repurchase program to $100 million, available for repurchases of any combination of our common stock and our 2021 Convertible Notes. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows and available cash on hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.
In January 2019, we repurchased an aggregate of 655,666 shares of our common stock under our Board authorized repurchase program for a total cost of $5.0 million. There were no shares repurchased under the program during the first quarter of 2018. As of March 31, 2019, we had $95.0 million of authorization remaining under the program.
Note 4 – Stock-Based and Other Long-Term Incentive Compensation
In February 2019, the Compensation Committee of our Board of Directors (“Compensation Committee”) modified our retirement policy applicable to cash and equity awards granted to include our Chief Executive Officer and those officers who report to our Chief Executive Officer, whom were previously excluded from the retirement policy. In addition, the Compensation Committee also modified the retirement policy for certain vested stock options that remain outstanding to extend the exercise period available following the qualifying retirement of eligible employees. As a result of these modifications, we recognized a pretax charge of approximately $4.0 million in the first quarter of 2019. This charge primarily reflects the acceleration of expense, as well as the incremental value associated with modifications to extend the exercise period of outstanding options, for previously-granted awards for retirement eligible executive officers.
Note 5 – Receivables
Receivables consisted of the following:

(In thousands)	March 31, 2019	December 31, 2018
Trade receivables:
Gross trade receivables	$242,483	$248,176
Allowance for doubtful accounts	(9,559)	(10,034)
Net trade receivables	232,924	238,142
Income tax receivables	9,549	9,027
Other receivables	7,580	7,225
Total receivables, net	$250,053	$254,394
Other receivables included $6.6 million and $6.3 million for value added, goods and service taxes related to foreign jurisdictions as of March 31, 2019 and December 31, 2018, respectively.
Note 6 – Inventories
Inventories consisted of the following:

(In thousands)	March 31, 2019	December 31, 2018
Raw materials:
Fluids systems	$139,591	$148,737
Mats and integrated services	6,672	1,485
Total raw materials	146,263	150,222
Blended fluids systems components	36,155	38,088
Finished goods - mats	4,077	8,586
Total inventories	$186,495	$196,896
Raw materials for the Fluids Systems segment consists primarily of barite, chemicals, and other additives that are consumed in the production of our fluids systems. Raw materials for the Mats and Integrated Services segment consists primarily of resins, chemicals, and other materials used to manufacture composite mats, as well as materials that are consumed in providing spill storage/containment and other services to our customers. Our blended fluids systems components consist of base fluid systems that have been either mixed internally at our blending facilities or purchased from third-party vendors. These base fluid systems require raw materials to be added, as needed to meet specified customer requirements.

Note 7 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

	March 31, 2019			December 31, 2018
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
2021 Convertible Notes	$100,000	$(16,437)	$83,563	$100,000	$(17,752)	$82,248
ABL Facility	95,000	—	95,000	76,300	—	76,300
Other debt	2,996	—	2,996	3,199	—	3,199
Total debt	197,996	(16,437)	181,559	179,499	(17,752)	161,747
Less: current portion	(1,955)	—	(1,955)	(2,522)	—	(2,522)
Long-term debt	$196,041	$(16,437)	$179,604	$176,977	$(17,752)	$159,225
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of April 24, 2019, the notes were not convertible.
The notes are convertible into, at our election, cash, shares of common stock, or a combination of both, subject to satisfaction of specified conditions and during specified periods, as described above. If converted, we currently intend to pay cash for the principal amount of the notes converted. The conversion rate is 107.1381 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $9.33 per share of common stock), subject to adjustment in certain circumstances. We may not redeem the notes prior to their maturity date.
In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. As of March 31, 2019, the carrying amount of the debt component was $83.6 million, which is net of the unamortized debt discount and issuance costs of $14.7 million and $1.7 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the notes is approximately 11.3%.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement and in March 2019, we entered into a First Amendment to Amended and Restated Credit Agreement (as amended, the “ABL Facility”). The March 2019 amendment increased the amount available for borrowings, reduced applicable borrowing rates, and extended the term. The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions. As of March 31, 2019, our total availability under the ABL Facility was $174.7 million, of which $95.0 million was drawn, resulting in remaining availability of $79.7 million.
The ABL Facility terminates in March 2024; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the ABL Facility to September 1, 2021 if, prior to such date, the 2021 Convertible Notes have not been repurchased, redeemed, refinanced, exchanged or otherwise satisfied in full or we have not escrowed an amount of funds, that together with the amount that we establish as a reserve against our borrowing capacity, is sufficient for the future settlement of the 2021 Convertible Notes at their maturity. The ABL Facility requires compliance with a minimum fixed charge coverage ratio and minimum unused availability of $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the 2021 Convertible Notes.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of March 31, 2019, the applicable margin for borrowings under our ABL Facility was 150 basis points with respect to LIBOR borrowings and 50 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 4.2% at March 31, 2019. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. The applicable commitment fee as of March 31, 2019 was 37.5 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility also requires compliance with a fixed charge coverage ratio if availability under the ABL Facility falls below $22.5 million. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events and certain change of control events.
Other Debt. Our foreign subsidiaries in Italy, India, and Canada maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $1.6 million and $1.1 million outstanding under these arrangements at March 31, 2019 and December 31, 2018, respectively.
At March 31, 2019, we had letters of credit issued and outstanding of $5.7 million that are collateralized by $6.2 million in restricted cash. Additionally, our foreign operations had $38.1 million outstanding in letters of credit and other guarantees, primarily issued under a credit arrangement in Italy as well as certain letters of credit that are collateralized by $2.0 million in restricted cash.
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments, with the exception of our 2021 Convertible Notes, approximated their fair values at March 31, 2019 and December 31, 2018. The estimated fair value of our 2021 Convertible Notes was $121.0 million at March 31, 2019 and $120.9 million at December 31, 2018, based on quoted market prices at these respective dates.
Note 8 – Leases
We lease certain office space, manufacturing facilities, warehouses, land, and equipment. Our leases have remaining terms ranging from 1 to 9 years with various extension and termination options. We consider these options in determining the lease term used to establish our operating lease assets and liabilities. Lease agreements with lease and non-lease components are accounted for as a single lease component. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Leases consisted of the following:

(In thousands)	Balance Sheet Classification	March 31, 2019
Assets:
Operating	Operating lease assets	$27,653
Finance	Property, plant and equipment, net	1,405
Total lease assets		$29,058
Liabilities:
Current:
Operating	Accrued liabilities	$6,964
Finance	Current debt	272
Noncurrent:
Operating	Noncurrent operating lease liabilities	$21,577
Finance	Long-term debt, less current portion	1,041
Total lease liabilities		$29,854
Total operating lease expenses were $7.1 million for the first quarter of 2019, of which $4.6 million related to short-term leases and $2.5 million related to leases recognized on the balance sheet, which approximates cash paid during the period. Amortization and interest for finance leases are not material. Operating lease expenses and amortization of leased assets for finance leases are included in either cost of revenues or selling, general and administrative expenses. Interest for finance leases is included in interest expense, net.
The maturity of lease liabilities as of March 31, 2019 is as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2019 (remainder of year)	$6,424	$245	$6,669
2020	5,676	327	6,003
2021	4,501	327	4,828
2022	3,699	326	4,025
2023	3,062	219	3,281
Thereafter	9,424	—	9,424
Total lease payments	32,786	1,444	34,230
Less: Interest	4,245	131	4,376
Present value of lease liabilities	$28,541	$1,313	$29,854
During the first quarter of 2019, we entered into $1.4 million of new operating lease liabilities in exchange for leased assets.

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6.6
Finance leases	4.4
Weighted-average discount rate
Operating leases	4.3%
Finance leases	4.6%
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

Kenedy, Texas Drilling Fluids Facility Fire
In July 2018, a fire occurred at our Kenedy, Texas drilling fluids facility, destroying the distribution warehouse, including inventory and surrounding equipment. In addition, nearby residences and businesses were evacuated as part of the response to the fire. In order to avoid any customer service disruptions, we implemented contingency plans to supply products from alternate facilities in the area and region. During the third quarter of 2018, we received a petition filed on behalf of 23 plaintiffs seeking a total of $1.5 million for alleged bodily injuries and property damage claimed to have been incurred as a result of the fire and the subsequent efforts we undertook to remediate any potential smoke damage. In December 2018, the plaintiffs’ counsel filed an amended petition that increased the number of plaintiffs to 39 and also seeks punitive damages. While no trial date has been set for the matter at this time, we have been advised by our insurer that these claims are insured under our general liability insurance program. While this event and related claims are covered by our property, business interruption, and general liability insurance programs, these programs contain self-insured retentions, which remain our financial obligations.
During 2018, we incurred fire-related costs of $4.8 million, which included $1.9 million for inventory and property, plant and equipment, $2.1 million in property-related cleanup and other costs, and $0.8 million relating to our self-insured retention for third-party claims. Based on the provisions of our insurance policies and initial insurance claims filed, we estimated $4.0 million in expected insurance recoveries and recognized a charge of $0.8 million in other operating (income) loss, net, in the third quarter of 2018. The insurance receivable balance included in other receivables was $0.6 million as of March 31, 2019, and December 31, 2018. As of March 31, 2019, the claims related to the fire under our property, business interruption, and general liability insurance programs have not been finalized.
Note 10 – Supplemental Disclosures to the Statements of Cash Flows
Supplemental disclosures to the statements of cash flows are presented below:

	First Quarter
(In thousands)	2019	2018
Cash paid for:
Income taxes (net of refunds)	$3,868	$4,073
Interest	$1,514	$895
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$54,486	$56,118
Restricted cash (included in other current assets)	8,125	8,148
Cash, cash equivalents, and restricted cash	$62,611	$64,266
Note 11 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	First Quarter
(In thousands)	2019	2018
Revenues
Fluids systems	$160,653	$177,379
Mats and integrated services	50,820	49,914
Total revenues	$211,473	$227,293

Operating income (loss)
Fluids systems	$3,874	$10,477
Mats and integrated services	13,538	12,086
Corporate office	(11,733)	(8,725)
Total operating income	$5,679	$13,838

The following table presents further disaggregated revenues for the Fluids Systems segment:

	First Quarter
(In thousands)	2019	2018
United States	$103,059	$92,469
Canada	13,266	23,072
Total North America	116,325	115,541

EMEA	37,765	51,435
Asia Pacific	5,124	2,489
Latin America	1,439	7,914
Total International	44,328	61,838

Total Fluids Systems revenues	$160,653	$177,379
The following table presents further disaggregated revenues for the Mats and Integrated Services segment:

	First Quarter
(In thousands)	2019	2018
Service revenues	$21,150	$21,304
Rental revenues	21,580	18,812
Product sales revenues	8,090	9,798
Total Mats and Integrated Services revenues	$50,820	$49,914

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity, and capital resources should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2018. Our first quarter represents the three-month period ended March 31. Unless otherwise noted, all currency amounts are stated in U.S. dollars. The reference to a “Note” herein refers to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 “Financial Statements.”
Overview
We are a geographically diversified supplier providing products, as well as rentals and services primarily to the oil and natural gas exploration and production (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services. In addition to the E&P industry, our Mats and Integrated Services segment serves a variety of industries, including the electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries.
Our operating results depend, to a large extent, on oil and natural gas drilling activity levels in the markets we serve, and particularly for the Fluids Systems segment, the nature of the drilling operations (including the depth and whether the wells are drilled vertically or horizontally), which governs the revenue potential of each well. Drilling activity levels, in turn, depend on a variety of factors, including oil and natural gas commodity pricing, inventory levels, product demand, and regulatory restrictions. Oil and natural gas prices and activity are cyclical and volatile, and this market volatility has a significant impact on our operating results.
While our revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the first quarter of 2019 as compared to the first quarter of 2018 is as follows:

	First Quarter		2019 vs 2018
	2019	2018	Count	%
U.S. Rig Count	1,043	966	77	8%
Canada Rig Count	183	269	(86)	(32)%
North America Rig Count	1,226	1,235	(9)	(1)%
_______________________________________________________
Source: Baker Hughes, a GE Company
As of April 19, 2019, the Canada rig count was 66. The Canada rig count reflects the normal seasonality for this market, with the highest rig count levels generally observed in the first quarter of each year, prior to Spring break-up.
Outside of North America, drilling activity is generally more stable as drilling activity in many countries is based on longer-term economic projections and multi-year drilling programs, which tends to reduce the impact of short-term changes in commodity prices on overall drilling activity.
Segment Overview
Our Fluids Systems segment, which generated 76% of consolidated revenues for the first quarter of 2019, provides customized fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Asia Pacific, and Latin America. International expansion, including the penetration of international oil companies (“IOCs”) and national oil companies (“NOCs”), is a key element of our Fluids Systems strategy, which in recent years has helped to stabilize revenues as North American oil and natural gas exploration activities have fluctuated significantly. Significant international contract awards with recent developments include:

•
In Kuwait, we provide drilling and completion fluids and related services for land operations under a multi-year contract with Kuwait Oil Company (“KOC”), which began in 2014. Following a recent tender process with KOC, we have received two new contract awards to provide drilling and completion fluids, along with related services, covering a five-year term which began in the first quarter of 2019. The initial revenue value of the combined awards is approximately $165 million and expands our presence to include a second base of operations in Northern Kuwait. While the transition to the new contracts resulted in recent fluctuations in revenues, based on the customer plans currently in place, we expect the revenue levels of the new awards to increase and eventually surpass the levels achieved on the previous contract.

•
In Algeria, we provide drilling and completion fluids and related services to Sonatrach under a multi-year contract. Work under Lot 1 and Lot 3 of a three-year contract awarded in 2015 (“2015 Contract”) was completed in the fourth quarter of 2018. During 2018, Sonatrach initiated a new tender (“2018 Tender”), for a three-year term succeeding the 2015 Contract. For the 2018 Tender, Sonatrach adopted a change in its procurement process, limiting the number of Lots that could be awarded to major service providers. We were awarded a new contract pursuant to the 2018 Tender. As a consequence of the change in the procurement process, the new award under the 2018 Tender will result in lower revenues from Sonatrach. Based upon the new contract award, we expect that revenue from Sonatrach under the 2018 Tender will be approximately $125 million over the three-year term, which would result in a reduction of approximately $25 million per year as compared to the prior activity levels. Consequently, following the transition to the new contract in late 2018, first quarter 2019 revenues reflect a $4 million decline from the first quarter 2018.

•
In Australia, we provide drilling and completion fluids and related services under a contract with Baker Hughes, a GE Company (“Baker Hughes”), as part of its integrated service offering in support of the Greater Enfield project in offshore Western Australia. Work under this contract began in the first quarter of 2018 and is expected to continue through 2019.

•
In Brazil, we provided drilling fluids and related services under a multi-year contract with Petrobras for both onshore and offshore locations. Work under this contract began in the first half of 2009 and concluded in December 2018. For the first quarter of 2018, our Brazilian subsidiary generated revenues of $6.4 million, substantially all of which related to the Petrobras contract. Despite the completion of the Petrobras contract, we are maintaining infrastructure in the Brazilian market to support our efforts to penetrate the offshore IOC market.

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
Our Mats and Integrated Services segment, which generated 24% of consolidated revenues for the first quarter of 2019, provides composite mat rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including E&P, electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries across North America and Europe. We also sell composite mats to customers around the world. The Mats and Integrated Services segment revenues from non-E&P markets represented approximately 40% of the segment's revenues for the first quarter of 2019.
First Quarter of 2019 Compared to First Quarter of 2018
Consolidated Results of Operations
Summarized results of operations for the first quarter of 2019 compared to the first quarter of 2018 are as follows:

	First Quarter		2019 vs 2018
(In thousands)	2019	2018	$	%
Revenues	$211,473	$227,293	$(15,820)	(7)%
Cost of revenues	174,976	186,455	(11,479)	(6)%
Selling, general and administrative expenses	30,742	26,954	3,788	14%
Other operating loss, net	76	46	30	65%
Operating income	5,679	13,838	(8,159)	(59)%

Foreign currency exchange (gain) loss	(1,062)	225	(1,287)	NM
Interest expense, net	3,656	3,300	356	11%
Income before income taxes	3,085	10,313	(7,228)	(70)%

Provision for income taxes	1,803	3,091	(1,288)	(42)%
Net income	$1,282	$7,222	$(5,940)	(82)%
Revenues
Revenues decreased 7% to $211.5 million for the first quarter of 2019, compared to $227.3 million for the first quarter of 2018. This $15.8 million decrease includes a $2.6 million (2%) increase in revenues in North America, the majority of which is attributable to the Mats and Integrated Services segment. Revenues from our international operations decreased by $18.5 million (28%), primarily driven by transitions in key contracts in our EMEA and Latin America regions, as described above. Additional information regarding the change in revenues is provided within the operating segment results below.

Cost of revenues
Cost of revenues decreased 6% to $175.0 million for the first quarter of 2019, compared to $186.5 million for the first quarter of 2018. This $11.5 million decrease was primarily driven by the 7% decrease in revenues described above. Additional information regarding the change in cost of revenues is provided within the operating segment results below.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $3.8 million to $30.7 million for the first quarter of 2019, compared to $27.0 million for the first quarter of 2018. This increase was primarily driven by $4.0 million in charges associated with the February 2019 retirement policy modification, as discussed in Note 4. The remaining change reflects the impact of lower performance-based incentive compensation and patent enforcement costs, partially offset by increases in personnel costs. Selling, general and administrative expenses as a percentage of revenues was 14.5% for the first quarter of 2019 compared to 11.9% for the first quarter of 2018.
Foreign currency exchange
Foreign currency exchange was a $1.1 million gain for the first quarter of 2019 compared to a $0.2 million loss for the first quarter of 2018, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $3.7 million for the first quarter of 2019 compared to $3.3 million for the first quarter of 2018. Interest expense for the first quarter of 2019 and 2018 includes $1.5 million and $1.3 million, respectively, in noncash amortization of original issue discount and debt issuance costs.
Provision for income taxes
The provision for income taxes was $1.8 million for the first quarter of 2019, reflecting an effective tax rate of 58%, compared to $3.1 million for the first quarter of 2018, reflecting an effective tax rate of 30%. The 2019 effective tax rate was negatively impacted by $0.7 million of discrete tax adjustments relative to the amount of pre-tax income.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter		2019 vs 2018
(In thousands)	2019	2018	$	%
Revenues
Fluids systems	$160,653	$177,379	$(16,726)	(9)%
Mats and integrated services	50,820	49,914	906	2%
Total revenues	$211,473	$227,293	$(15,820)	(7)%

Operating income (loss)
Fluids systems	$3,874	$10,477	$(6,603)
Mats and integrated services	13,538	12,086	1,452
Corporate office	(11,733)	(8,725)	(3,008)
Total operating income	$5,679	$13,838	$(8,159)

Segment operating margin
Fluids systems	2.4%	5.9%
Mats and integrated services	26.6%	24.2%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2019 vs 2018
(In thousands)	2019	2018	$	%
United States	$103,059	$92,469	$10,590	11%
Canada	13,266	23,072	(9,806)	(43)%
Total North America	116,325	115,541	784	1%

EMEA	37,765	51,435	(13,670)	(27)%
Asia Pacific	5,124	2,489	2,635	106%
Latin America	1,439	7,914	(6,475)	(82)%
Total International	44,328	61,838	(17,510)	(28)%

Total Fluids Systems revenues	$160,653	$177,379	$(16,726)	(9)%
North America revenues increased 1% to $116.3 million for the first quarter of 2019 compared to $115.5 million for the first quarter of 2018. This increase was primarily attributable to the 8% increase in the United States average rig count and market share gains in the offshore Gulf of Mexico market substantially offset by the 32% decline in the Canada average rig count.
Internationally, revenues decreased 28% to $44.3 million for the first quarter of 2019 compared to $61.8 million for the first quarter of 2018. This decrease was primarily attributable to declines attributable to the contract transitions described above in Brazil, Algeria, and Kuwait as well as lower drilling activity in Romania, largely attributable to recent declines in commodity prices.

Operating income
The Fluids Systems segment generated operating income of $3.9 million for the first quarter of 2019 compared to operating income of $10.5 million for the first quarter of 2018. The decrease in operating income includes a $1.7 million reduction from North American operations, primarily attributable to the decrease in Canadian revenues described above, partially offset by an improvement in the United States from the increase in revenues and cost optimization efforts. Operating income from international operations decreased by $3.8 million, primarily related to the decrease in revenues described above. In addition, the Fluids Systems segment operating income in the first quarter of 2019 includes $1.1 million of charges related to severance costs and the February 2019 retirement policy modification.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2019 vs 2018
(In thousands)	2019	2018	$	%
Rental and service revenues	$42,730	$40,116	$2,614	7%
Product sales revenues	8,090	9,798	(1,708)	(17)%
Total Mats and Integrated Services revenues	$50,820	$49,914	$906	2%
Rental and service revenues increased $2.6 million to $42.7 million for the first quarter of 2019 compared to $40.1 million for the first quarter of 2018, primarily due to increases in well completion site applications as well as the impact of our continuing effort to expand into non-E&P rental markets. Product sales revenues were $8.1 million for the first quarter of 2019 compared to $9.8 million for the first quarter of 2018. Revenues from product sales have typically fluctuated based on the timing of mat orders from customers.
Operating Income
The Mats and Integrated Services segment generated operating income of $13.5 million for the first quarter of 2019 compared to $12.1 million for the first quarter of 2018, primarily attributable to a favorable revenue mix and the change in revenues as described above.
Corporate Office
Corporate office expenses increased $3.0 million to $11.7 million for the first quarter of 2019 compared to $8.7 million for the first quarter of 2018. This increase was primarily driven by $3.4 million in charges associated with the February 2019 retirement policy modification, as discussed in Note 4. The remaining change reflects lower performance-based incentive compensation, as well as legal and U.S. tax reform assessment costs, partially offset by increases in personnel costs and strategic planning efforts.

Liquidity and Capital Resources
Net cash provided by operating activities was $2.3 million for the first quarter of 2019 compared to $0.1 million for the first quarter of 2018. During the first quarter of 2019, net income adjusted for non-cash items provided cash of $16.8 million, while changes in working capital used $14.5 million of cash which includes employee payments for 2018 annual performance-based incentive programs.
Net cash used in investing activities was $15.7 million for the first quarter of 2019, including capital expenditures of $17.5 million. Capital expenditures during the first quarter of 2019 included $10.5 million for the Mats and Integrated Services segment, including investments in the mat rental fleet as well as new products, and $5.6 million for the Fluids Systems segment.
Net cash provided by financing activities was $12.4 million for the first quarter of 2019. We borrowed a net $18.7 million on our ABL Facility (as defined below) during the first quarter of 2019 primarily to fund investing activities as described above as well as $5.0 million in share repurchases under our Board authorized repurchase program.
As of March 31, 2019, we had cash on hand of $54.5 million, substantially all of which resides within our international subsidiaries. As a result of the U.S. Tax Cuts and Jobs Act (“Tax Act”), we began repatriating excess cash from certain of our international subsidiaries in 2018 and we intend to continue repatriating excess cash from these international subsidiaries, subject to cash requirements to support the strategic objectives of these international subsidiaries. We anticipate that future working capital requirements for our operations will fluctuate directionally with revenues. In addition, we expect total 2019 capital expenditures to be approximately $40.0 million to $45.0 million. Availability under our ABL Facility also provides additional liquidity as discussed further below. Total availability under the ABL Facility will fluctuate directionally based on the level of eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet. We expect our available cash on-hand, cash generated by operations, and remaining availability under our ABL Facility to be adequate to fund current operations during the next 12 months. In addition, we may continue to purchase our common stock under our existing Board authorized repurchase program from time to time during 2019.
Our capitalization is as follows:

(In thousands)	March 31, 2019	December 31, 2018
2021 Convertible Notes	$100,000	$100,000
ABL Facility	95,000	76,300
Other debt	2,996	3,199
Unamortized discount and debt issuance costs	(16,437)	(17,752)
Total debt	$181,559	$161,747

Stockholder's equity	569,788	569,681
Total capitalization	$751,347	$731,428

Total debt to capitalization	24.2%	22.1%
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

On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of April 24, 2019, the notes were not convertible.
The notes are convertible into, at our election, cash, shares of common stock, or a combination of both, subject to satisfaction of specified conditions and during specified periods, as described above. If converted, we currently intend to pay cash for the principal amount of the notes converted. The conversion rate is 107.1381 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $9.33 per share of common stock), subject to adjustment in certain circumstances. We may not redeem the notes prior to their maturity date.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement and in March 2019, we entered into a First Amendment to Amended and Restated Credit Agreement (as amended, the “ABL Facility”). The March 2019 amendment increased the amount available for borrowings, reduced applicable borrowing rates, and extended the term. The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions. As of March 31, 2019, our total availability under the ABL Facility was $174.7 million, of which $95.0 million was drawn, resulting in remaining availability of $79.7 million.
The ABL Facility terminates in March 2024; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the ABL Facility to September 1, 2021 if, prior to such date, the 2021 Convertible Notes have not been repurchased, redeemed, refinanced, exchanged or otherwise satisfied in full or we have not escrowed an amount of funds, that together with the amount that we establish as a reserve against our borrowing capacity, is sufficient for the future settlement of the 2021 Convertible Notes at their maturity. The ABL Facility requires compliance with a minimum fixed charge coverage ratio and minimum unused availability of $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the 2021 Convertible Notes.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of March 31, 2019, the applicable margin for borrowings under our ABL Facility was 150 basis points with respect to LIBOR borrowings and 50 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 4.2% at March 31, 2019. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. The applicable commitment fee as of March 31, 2019 was 37.5 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility also requires compliance with a fixed charge coverage ratio if availability under the ABL Facility falls below $22.5 million. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events and certain change of control events.
Other Debt. Our foreign subsidiaries in Italy, India, and Canada maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $1.6 million and $1.1 million outstanding under these arrangements at March 31, 2019 and December 31, 2018, respectively.
At March 31, 2019, we had letters of credit issued and outstanding of $5.7 million that are collateralized by $6.2 million in restricted cash. Additionally, our foreign operations had $38.1 million outstanding in letters of credit and other guarantees, primarily issued under a credit arrangement in Italy as well as certain letters of credit that are collateralized by $2.0 million in restricted cash.

Critical Accounting Estimates and Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect the reported amounts and disclosures. Significant estimates used in preparing our condensed consolidated financial statements include the following: allowances for doubtful accounts, reserves for self-insured retention under insurance programs, estimated performance and values associated with employee incentive programs, fair values used for impairments of long-lived assets, including goodwill and other intangibles, and valuation allowances for deferred tax assets. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.
For additional discussion of our critical accounting estimates and policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018. Our critical accounting estimates and policies have not materially changed since December 31, 2018.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
At March 31, 2019, we had total principal amounts outstanding under financing arrangements of $198.0 million, including $100.0 million of borrowings under our 2021 Convertible Notes which bear interest at a fixed rate of 4.0% and $95.0 million of borrowings under our ABL Facility. Borrowings under our ABL Facility are subject to a variable interest rate as determined by the ABL Facility. The weighted average interest rate at March 31, 2019 for the ABL Facility was 4.2%. Based on the balance of variable rate debt at March 31, 2019, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $1.0 million.
Foreign Currency Risk
Our principal foreign operations are conducted in certain areas of EMEA, Asia Pacific, Latin America, and Canada. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate including European euros, Algerian dinar, Romanian new leu, Canadian dollars, British pounds, Australian dollars, and Brazilian reais. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
Except for the remediation of the previously reported material weakness as described below, there were no changes in internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of the 2018 Material Weakness
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 due to a material weakness in internal control over financial reporting. Specifically, we did not properly design and operate adequate monitoring control activities to identify material terms and conditions included in infrequent, material complex financing arrangements to ensure compliance with all material obligations.
In 2019, we undertook remediation measures to design new controls to monitor activities with respect to infrequent and material complex financing arrangements, and implemented a compliance checklist to identify material terms and compliance requirements with respective due dates, and assigned responsible personnel to monitor compliance activities. We completed the testing and evaluation of the operating effectiveness of the new controls, and based on the results of the testing, the controls were determined to be designed and operating effectively as of March 31, 2019. Accordingly, our management concluded the previously reported material weakness was remediated as of March 31, 2019.

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings
None.

ITEM 1A.	Risk Factors
There have been no material changes during the period ended March 31, 2019 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10‑K for the year ended December 31, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	The following table details our repurchases of shares of our common stock for the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
January 2019	655,666	$7.63	655,666	$95.0
February 2019	—	$—	—	$95.0
March 2019	—	$—	—	$95.0
Total	655,666	$—	655,666
In November 2018, our Board of Directors authorized changes to our existing securities repurchase program, which it first authorized in 2013. The authorization increased the authorized amount under the repurchase program to $100.0 million, available for repurchases of any combination of our common stock and our 2021 Convertible Notes.
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
None, except as previously reported on the Current Report on Form 8-K filed January 16, 2019, as amended by the amendment to such Current Report filed January 22, 2019.

ITEM 4.	Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
The exhibits listed are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

†*10.1	Employment Agreement, dated as of August 15, 2018, between Newpark Resources, Inc. and Edward Chipman Earle
†*10.2	Change in Control Agreement, dated as of August 15, 2018, between Newpark Resources, Inc. and Edward Chipman Earle
10.3
Limited Waiver, effective as of January 18, 2019, by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Mats & Integrated Services LLC, Excalibar Minerals LLC, and Dura-Base Nevada, Inc., as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on January 22, 2019 (SEC File No. 001-02960)

10.4
First Amendment to Amended and Restated Credit Agreement and Amended and Restated Security Agreement, dated as of March 20, 2019, by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Mats & Integrated Services LLC, Excalibar Minerals LLC and Dura-Base Nevada, Inc., as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2019 (SEC File No. 001-02960)

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

Date: April 26, 2019

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